Form 10-K
period 1993-12-31
COUNTRYWIDE MORTGAGE INVESTMENTS INC /DE
filed 1994-03-29
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1993
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF   1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1993
                                            OR
[  ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


     For the transition period from                                           to

     Commision file number:  1-8972

                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       95-3983415
          (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
                OF INCORPORATION)                            IDENTIFICATION NO.)

     35 NORTH LAKE AVENUE, PASADENA, CALIFORNIA                  91101-1857
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

             Registrant's telephone number, including area code: (800) 669-2300

Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
              -------------------                         ---------------------
          COMMON STOCK, $.01 PAR VALUE                   NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
suchfiling requirements for the past 90 days.       YES  X            NO ___
                                                       -------

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As of March 23,1994, there were 32,131,908 shares of Countrywide Mortgage Investments, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $328,184,600. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

PROXY STATEMENT FOR THE 1994 ANNUAL MEETING---PART III

                     COUNTRYWIDE MORTGAGE INVESTMENTS, INC.

                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I

ITEM  1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM  2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

ITEM  3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .   8


                                    PART II

ITEM  5.  MARKET FOR THE  COMPANY'S STOCK
             AND RELATED SECURITY HOLDER MATTERS. . . . . . . . . . . . . .   8

ITEM  6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . .   10

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .  11

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . .   17

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . .  17


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . .  18

ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .  18

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . .  18

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .   18


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .  .   19

                                     PART I


ITEM 1.   BUSINESS
- -------   --------

GENERAL

Countrywide Mortgage Investments, Inc. ("CMI" or the "Company") was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, the Company will not, with certain limited exceptions, be taxed at the corporate level on the net income distributed to the Company's stockholders.

Historically, the Company has been a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage securities representing interests in such loans (the "CMO portfolio"). Under its new operating plan commenced in 1993, the Company conducts mortgage conduit activities through a newly formed subsidiary, Countrywide Mortgage Conduit, Inc. ("CMC"), which is not a qualified REIT subsidiary and which is subject to applicable federal and state income taxes. See "Certain Federal Income Tax Considerations." As part of its new operating plan, the Company also conducts warehouse lending operations which provide short-term revolving financing to certain mortgage bankers.

MORTGAGE CONDUIT OPERATIONS

On October 22, 1992, the Company's Board of Directors approved a new operating plan, implementation of which was begun in the first quarter of 1993. Under the new plan, the Company established CMC, which principally operates as a jumbo and nonconforming mortgage loan conduit. As a jumbo mortgage loan conduit, CMC is an intermediary between the originators of mortgage loans which have outstanding principal balances in excess of the guidelines of the government and government sponsored enterprises that guarantee mortgage-backed securities ("jumbo mortgage loans") and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. Sellers generally retain the rights to service the mortgage loans purchased by the Company. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans owned by the Company and the interest costs associated with the borrowings used to finance such loans pending their securitization and the net interest earned on its long-term investment portfolio.

Production
- ----------

The Company's mortgage conduit operations are designed to attract both large and small sellers of jumbo mortgage loans by offering a variety of pricing and loan underwriting methods designed to be responsive to such sellers' needs. The Company focuses on sellers that originate loans in regions of the United States with generally higher property values and mortgage balances.

The Company has established three loan underwriting methods designed to be responsive to the needs of jumbo mortgage loan sellers. The Company's first method is designed to serve sellers who generally obtain mortgage pool insurance commitments in connection with the origination of their loans. The Company does not perform a full underwriting review of such mortgage loans but instead relies on the credit review and analysis of the mortgage pool insurer and its own follow-up quality control procedures. The second method established by the Company offers a delegated underwriting program for those loan sellers who meet higher financial and performance criteria than those applicable to sellers generally. Under the delegated underwriting program, loans are underwritten in accordance with the Company's guidelines by the seller and purchased on the basis of the seller's financial strength, historical loan quality and other qualifications. A sample of such loans is subsequently reviewed by the Company in accordance with its expanded quality control guidelines. Finally, sellers may submit to the Company loans for which there is no pool insurance commitment to be underwritten in accordance with the Company's guidelines. Under all three methods, loans are purchased by the Company only after completion of a legal documentation and eligibility criteria review. See "Underwriting and Quality Control."

Purchase Commitments
- --------------------

Master Commitments. As part of its marketing strategy, the Company establishes mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, obligate the seller to sell and the Company to purchase a specified dollar amount of nonconforming mortgage loans over a period generally ranging from three months to one year. The terms of each Master Commitment specify whether a seller may sell loans to the Company on a mandatory, best efforts or optional basis, or a combination thereof. Master Commitments do not obligate the Company to purchase loans at a specific price but rather provide the seller with a future outlet for the sale of its originated loans based on the Company's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to the Company and generally range from $10 million to $500 million in aggregate committed principal amount.

Bulk and Other Commitments. The Company also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on a bulk or individual commitment basis. Bulk commitments obligate the seller to sell and the Company to purchase a specific group of loans, generally ranging from $1 million to $50 million in aggregate committed principal amount, at set prices on specific dates. Bulk commitments enable the Company to acquire substantial quantities of loans on a more immediate basis.

Underwriting and Quality Control
- --------------------------------

Purchase Guidelines. The Company has developed comprehensive purchase guidelines for its acquisition of mortgage loans. Subject to certain exceptions, each loan purchased must conform to the Company's loan eligibility requirements specified in its Seller/Servicer Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisal and loan documentation. The Company also performs a legal documentation review prior to the purchase of any loan. For loans with mortgage pool insurance commitments, the Company does not perform a full underwriting review prior to purchase but instead relies on the credit review and analysis performed by the mortgage pool insurer and its own post-purchase quality control review. In contrast, for mortgage loans that have not been underwritten for mortgage pool insurance and are not part of the delegated underwriting program, the Company performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. For loans purchased pursuant to the delegated underwriting program, the Company relies on the credit review performed by the seller and its own follow-up quality control procedures.

Quality Control. Ongoing quality control reviews are conducted by the Company to ensure that the mortgage loans purchased meet the Company's quality standards. The type and extent of the quality control review will depend on the nature of the seller and the characteristics of the loans. Loans acquired under the delegated underwriting program are subject to a pre-purchase legal documentation review of, among other things, the promissory note, deed of trust or mortgage and title policy. The Company also conducts a full post-purchase underwriting review of 50% of the loans purchased during the first two months of a seller's participation in the delegated underwriting program to ensure ongoing compliance with the Company's guidelines. The percentage of loans fully reviewed is thereafter reduced bimonthly to 20% after six months and maintained at this level throughout the seller's participation in the delegated underwriting program. The Company reviews on a post-purchase basis approximately 10% of all loans submitted to the Company with mortgage pool insurance commitments or underwritten by the Company for compliance with the Company's guidelines. In addition, a higher percentage of mortgage loans with certain specified characteristics are reviewed by the Company either before or after their purchase.

In performing a quality control review on a loan, the Company analyzes the underlying property and associated appraisal and examines the credit, employment and income history of the borrower. In addition, all documents submitted in connection with the loan including insurance policies, appraisals, credit records, title policies, deeds of trust and promissory notes are examined for compliance with the Company's underwriting guidelines. Furthermore, the Company reverifies the employment, income and source of funds documentation of each borrower and obtains a new credit report and independent appraisal with respect to approximately 10% of the reviewed loan sample.

Mortgage Loans Acquired
- -----------------------

Substantially all of the mortgage loans purchased through the Company's mortgage conduit operations are nonconforming mortgage loans. Nonconforming mortgage loans are loans which do not qualify for purchase by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") or for inclusion in a loan guarantee program sponsored by the Government National Mortgage Association ("GNMA"). Nonconforming mortgage loans generally consist of jumbo mortgage loans or loans which are not originated in accordance with other agency criteria. Currently, the maximum principal balance for a conforming loan is $203,150. The Company generally purchases jumbo mortgage loans with original principal balances of up to $1 million. The Company's loan purchase activities focus on those regions of the country where higher volumes of jumbo mortgage loans are originated, including California, Connecticut, Florida, Hawaii, Illinois, Maryland, Michigan, New Jersey, New York, Ohio, Texas, Virginia, Washington and Washington, D.C. The Company's highest concentration of jumbo mortgage loans relates to properties in California because of the generally higher property values and mortgage loan balances prevalent there. Mortgage loans secured by California properties have accounted for approximately 69% of the mortgage loans purchased in 1993.

Mortgage loans acquired by the Company are secured by first liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans accounted for over 90% of the mortgage loans purchased by the Company in 1993 primarily because of the desire of borrowers to lock in the low rates of interest prevailing in 1993. The Company anticipates that its adjustable-rate mortgage loan purchase volume as a percent of total loans purchased will grow as interest rates rise.

The Company also purchases adjustable rate mortgage ("ARM") loans which provide the borrower with the option to convert to a fixed rate of interest in the future. Although the Company sells or securitizes these ARM loans in connection with its mortgage conduit operations, it generally is obligated to repurchase the fixed-rate loans resulting from any such conversion. The Company generally has the right to require repurchase of any such converted mortgage loan by the servicer or seller of such loans.

Seller Eligibility Requirements
- ---------------------------------

The mortgage loans acquired pursuant to the Company's mortgage conduit operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers and other mortgage lenders. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by the Company before they are eligible to participate in the Company's mortgage loan purchase program and must submit to periodic reviews by the Company to ensure continued compliance with these requirements. The Company's current criteria for seller participation generally include a tangible net worth of at least $1 million, a servicing portfolio of at least $25 million and loan production aggregating at least $50 million during the last three years. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with their qualification, each seller enters into an agreement that provides for recourse by the Company against the seller in the event of any material breach of a representation or warranty made by the seller with respect to mortgage loans sold to the Company or any fraud or misrepresentation during the mortgage loan origination process.

Servicing Retention
- ---------------------

Sellers of mortgage loans to the Company are generally expected to retain the rights to service the mortgage loans purchased by the Company. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. The servicer receives fees generally ranging from 1/4% to 1/2% per annum on the declining principal balances of the loans serviced. Under certain circumstances, sellers have the right to require the Company to purchase such servicing rights at a previously determined price. If a seller/servicer breaches certain of its representations and warranties made to the Company, the Company may terminate the servicing rights of such seller/servicer and assign such servicing rights to another servicer.

Sale of Loans
- -------------

The Company, similar to other mortgage conduits, customarily sells all loans that it purchases. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $100 million to $500 million, the loans are securitized through the issuance of mortgage-backed securities in the form of real estate mortgage investment conduits ("REMICs") or collateralized mortgage obligations ("CMOs") or resold in bulk whole loan sales. The length of time between the Company's commitment to purchase a mortgage loan and when it sells or securitizes such mortgage loan generally ranges from ten to 90 days depending on certain factors, including the length of the purchase commitment period and the securitization process.

The Company's decision to form REMICs or CMOs or to sell the loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and can eliminate or minimize any long-term residual investment in the loans. REMIC securities consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominately senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing the Company to sell its entire interest in the mortgage loans. As a result, in some cases the capital originally invested in the mortgage loans by the Company may be redeployed in the mortgage conduit operations. The Company generally retains any residual interests for investment. Management believes that because of the current low level of interest rates, investments in residual interest or "excess master servicing fees" are prudent, and if interest rates rise, the income from investments will mitigate declines in income that may occur in the Company's purchase operations.

As an alternative to REMIC sales, the Company may issue CMOs to finance mortgage loans to maturity. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. The Company earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO financing. The net interest spread is directly impacted by the levels of prepayment of the underlying mortgage loans. The Company is required to retain a residual interest in its issued CMOs.

Substantially all of the Company's loans and mortgaged-backed securities ("MBS") are sold at prices that are determined based on the cash market for MBS. As such, the Company's interest-rate risk is directly correlated to the risk that the price of MBS changes between the date on which a loan is purchased by the Company and the date on which the mortgage loan is settled with the ultimate investor. In addition, the Company is exposed to the risk that the value of the loans that it has committed to purchase, but has not yet closed, will decline between the commitment date and the date of the settlement with the investor.

In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory, or its commitments to purchase mortgage loans ("Committed Pipeline") the Company enters into hedging transactions. The Company's hedging policies generally require that all of its inventory of loans and the expected portion of its Committed Pipeline that may close be hedged with forward contracts for the delivery of MBS or whole loans. The Company hedges its inventory and Committed Pipeline of mortgage loans by using whole-loan sale commitments to ultimate buyers, by using temporary "cross hedges" with sales of government sponsored MBS since such loans are ultimately sold based on a market spread to MBS or by selling forward private label MBS. As such, the Company is not exposed to significant risk nor will it derive any benefit from changes in interest rates on the price of the inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is generally high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest-rate risk to the extent that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such decline in closings is not covered by options to purchase MBS needed to replace the loans in process that do not close at their committed price. The Company determines the portion of its Committed Pipeline that it will hedge based on numerous factors, including the composition of the Company's Committed Pipeline, the portion of such Committed Pipeline likely to close, the timing of such closings and anticipated changes in interest rates.

Master Loan Servicing
- ---------------------

The Company acts as master servicer with respect to the mortgage loans it sells. Master servicing includes collecting loan payments from seller/servicers of loans and remitting loan payments, less master servicing fees and other fees, to trustees. In addition, as master servicer, the Company monitors compliance with its servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer.

In connection with REMIC issuances, the Company master services on a non-recourse basis substantially all of the mortgage loans it purchases. Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, any losses in excess of the credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized, the securities are non-recourse to the Company. Typically, the Company has recourse to the sellers of loans for any such breaches.

Financing of Mortgage Conduit Operations
- ----------------------------------------

The Company's principal financing needs are the financing of loan purchase activities and the investment in excess master servicing rights. To meet these needs, the Company currently relies on reverse-repurchase agreements collateralized by mortgage loans held for sale and cash flow from operations.
In addition, in 1993 the Company has relied on proceeds from public offerings of common stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital markets.

WAREHOUSE LENDING

As part of its new operating plan, the Company engages in warehouse lending operations for small-and medium-size mortgage bankers. Warehouse lending facilities typically provide short-term revolving financing to mortgage bankers to finance mortgage loans during the time from the closing of the loan until its settlement with an investor. The Company's warehouse lending program offers warehouse lending facilities up to a maximum aggregate amount of $20 million to mortgage bankers who have a minimum audited net worth of $300,000 subject to a maximum debt-to-adjusted-net-worth ratio of 20 to 1. The specific terms of any warehouse line of credit, including the amount, are determined based upon the financial strength, historical performance and other qualifications of the mortgage banker. All such lines of credit are subject to the prior approval of a credit committee comprised of senior officers and directors of the Company. The Company finances this program through a combination of reverse repurchase agreements and equity. The Company has a committed one-year reverse repurchase agreement facility with an investment bank in an aggregate amount of up to $100 million for this warehouse lending program.

As a warehouse lender the Company is a secured creditor of the mortgage bankers to which it extends credit and is subject to the risks inherent in that status, including the risks of borrower default and bankruptcy.

HISTORICAL OPERATIONS

In contrast to the Company's new mortgage conduit and warehouse lending operations, which establish the Company as a niche mortgage banker and lender to mortgage companies, the Company historically has been a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage securities representing interests in such loans. The Company's mortgage investment portfolio consisted primarily of fixed-rate mortgage pass-through certificates issued by FHLMC or FNMA ("Agency Securities") and jumbo mortgage loans. The principal source of earnings for the Company historically has been interest income generated from investments in such mortgage loans and mortgage-backed securities, net of the interest expense on the CMOs or reverse-repurchase agreements used to finance such mortgage investments. In 1987, the Company began to invest in Agency Securities representing undivided interests in pools of adjustable-rate mortgages ("Agency ARMs") purchased through various broker-dealers and financed primarily through reverse repurchase agreements. During 1992, the Company sold substantially all of its portfolio of Agency ARMs, resulting in a gain of approximately $9.0 million and the remainder of such portfolio was sold during the first quarter of 1993 at its approximate carrying value. At December 31, 1993, the Company's assets included approximately $402.5 million of fixed-rate jumbo mortgage loans and Agency Securities which were pledged to secure outstanding CMOs issued by the Company's subsidiaries.

During 1993, long-term interest rates, including mortgage rates, fell to their lowest levels in over twenty years. The collateral for CMOs experienced substantial prepayments, resulting in significantly decreased net earnings and, as mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses on the portfolio. If prepayments continue at high levels, the performance of this CMO portfolio will continue to be adversely impacted. Regardless of the level of interest rates or prepayments, the Company anticipates no significant earnings from this CMO portfolio. Any continued negative performance of this CMO portfolio will continue to adversely impact the earnings of the Company to the extent of its investment in such portfolio.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

General Considerations
- ----------------------

The Company has elected to be taxed as a REIT under the Code and intends to continue to do so. CMC, which operates the Company's mortgage conduit operations and is included in the Company's consolidated financial statements, is not a qualified REIT subsidiary. Consequently, CMC is subject to applicable federal and state income taxes. The Company will include in taxable income amounts earned by CMC only when CMC remits its after-tax earnings by dividend to the Company.

The Company's election to be treated as a REIT will be terminated automatically if the Company fails to meet the requirements of the REIT provisions of the Code. Qualification as a REIT requires that the Company satisfy a variety of tests relating to its income, assets, distribution and ownership. Although the Company believes it has operated and intends to continue to operate in such a manner as to qualify as a REIT, no assurance can be given that the Company will in fact continue to so qualify. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal corporate income tax (including any alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its stockholders would not be deductible by the Company.
In that event, the Company would not be eligible again to elect REIT status until the fifth taxable year which begins after the year for which the Company's election was terminated unless certain relief provisions apply. The Company may also voluntarily revoke its election, although it has no intention of doing so, in which event the Company would be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

Distributions to stockholders of the Company with respect to any year in which the Company fails to qualify would not be deductible by the Company nor would they be required to be made. In such event, to the extent of current and accumulated earnings and profits, any distributions to stockholders would be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the dividends-received deduction for corporations. Failure to qualify would reduce the amount of after-tax earnings available for distribution to stockholders and could result in the Company incurring substantial indebtedness (to the extent borrowings are feasible), or disposing of substantial investments, in order to pay the resulting taxes or, at the discretion of the Company, to maintain the level of the Company's distributions to its stockholders.

Excess Inclusion
- ----------------

A portion of the Company's assets may be in the form of CMO residual interests. In general, CMOs are debt instruments secured by fixed pools of mortgage instruments in which investors hold multiple classes of interest. Part or all of the income derived by the Company from a residual interest of a CMO issued by the Company or a qualified real estate investment trust subsidiary after December 31, 1991, pursuant to regulations yet to be published, may be "excess inclusion" income. Such excess inclusion income generally is subject to federal income tax in all events. If the Company pays any dividends to its shareholders that are attributable to excess inclusion income, the shareholders who receive such dividends generally will be subject to the same tax consequences that would apply if they derived excess inclusion income from a direct investment in a CMO residual interest. Excess inclusion income allocable to a shareholder may not be offset by current deductions or net operating losses of such shareholder. Moreover, such excess inclusion income constitutes unrelated business taxable income for tax-exempt entities (including employee benefit plans) and would be subject to a tax on any excess inclusion income that would be allocable to a "disqualified organization" holding its shares. The Company's bylaws provide that disqualified organizations are ineligible to hold the Company's shares.

COMPETITION

In purchasing mortgage loans and issuing mortgage-backed securities, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets, many of which have greater financial resources than the Company. Mortgage-backed securities issued through the Company's mortgage conduit operations face competition from other investment opportunities available to prospective investors.

FNMA and FHLMC are not permitted to purchase mortgage loans with original principal balances above $203,150 (effective January 1, 1993). If this dollar limitation increases, FNMA and FHLMC may be able to purchase a greater percentage of the loans in the secondary market than they currently acquire, and the Company's ability to maintain or increase its current acquisition levels could be adversely affected.

The Company also faces competition in its warehouse lending operations from banks and other warehouse lenders, including investment banks and other financial institutions who offer warehouse financing through the use of reverse-repurchase agreements.

RELATIONSHIPS WITH COUNTRYWIDE ENTITIES

The Company has entered into an agreement with Countrywide Asset Management Corporation ("CAMC") to advise the Company on various facets of its business and manage its operations, subject to supervision by the Company's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for the Company as the Manager deems necessary.

The Company and Countrywide Credit Industries, Inc. ("CCI") are both publicly traded companies whose shares of common stock are listed on the New York Stock Exchange. The Company has utilized the mortgage banking experience, management expertise and resources of CCI, CAMC and CFC in conducting its new mortgage conduit operations. CAMC and CFC are both wholly-owned subsidiaries of CCI. CCI, directly or indirectly, owns approximately 3.50% of the common stock of the Company. In addition, a number of directors and officers of the Company also serve as directors and/or officers of CCI, CAMC and/or CFC. See "Directors and Executive Officers of the Registrant." CAMC serves as the manager of the Company and employs the personnel who conduct the Company's mortgage conduit, warehouse lending and other operations. The Company also has a $10 million line of credit from CFC, and the Company may utilize CFC as a resource for loan servicing, technology, information services and loan production. CFC owns all of the voting common stock of CMC, and the Company owns all of the preferred stock of CMC.

With a view toward protecting the interests of the Company's stockholders, the Bylaws of the Company provide that a majority of the Board of Directors (and a majority of each committee of the Board of Directors) must not be "Affiliates" of CAMC, as that term is defined in the Bylaws, and that the investment policies of the Company must be reviewed annually by a majority of these Unaffiliated Directors. Moreover, approval of the management agreement requires the affirmative vote of a majority of the Unaffiliated Directors, and a majority of such Unaffiliated Directors may terminate the management agreement with CAMC at any time upon 60 days' notice.

EMPLOYEES

All employees and operating management of the conduit are presently employees of CAMC, a CCI subsidiary and manager of CMI. As of December 31, 1993, CAMC had 60 employees dedicated to the Company's mortgage conduit, warehouse lending and other operations.

ITEM 2.  PROPERTIES
- -------  ----------

The primary executive and administrative offices of the Company and its subsidiaries are located at 35 North Lake Avenue, Pasadena, California, and consist of approximately 9,500 square feet. The principal lease covering such space expires in the year 2001. The Company leases office space consisting of approximately 2,500 square feet for its warehouse lending operations in another building in the Pasadena area. This lease commenced February 15, 1994 and expires February 15, 1999. In addition the Company leases office space throughout the country for marketing its conduit and warehouse lending operations.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

A special meeting of the Company's stockholders was held on December 9, 1993 to vote on a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 shares. The votes cast on this proposal were as follows: 22,231,995 For; 546,514 Against; 138,623 Abstain; and 0 Broker Non-vote.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S STOCK AND RELATED SECURITY HOLDER MATTERS
- ------- ------------------------------------------------------------------

The Company's Common Stock became listed on the New York Stock Exchange in November 1986 (Symbol: CWM).

The following table sets forth the high and low closing prices for the Common Stock of the Company (as reported by NYSE), for the years ended December 31, 1993 and 1992 and cash dividends declared for earnings of the periods as indicated:

                         1993          1992               CASH DIVIDENDS
                   ----------------   ----------------------------------
                     HIGH     LOW      HIGH      LOW      1993    1992
                   -------   ------   ------   -------   ------   -----

First Quarter      $ 6 3/4   $5 1/4   $6 1/2   $4 3/4    $ .12    $ .12
Second Quarter       6 3/4    5 5/8    5 7/8    4 1/2      .12      .12
Third Quarter       10 1/8    5 3/4    5 1/8    4 5/8      .12      .12
Fourth Quarter      11 3/8    8 1/4    5 1/2    4 3/4      .12      .12

As of March 23, 1994, the Company's Common Stock was held by 1,774 stockholders of record.

For each of the years ended December 31, 1993 and 1992, the Company declared quarterly cash dividends for earnings of the periods aggregating $.48 per share. On January 27, 1994, the Company declared a cash dividend for the fourth quarter of 1993 of $.12 per share paid March 1, 1994 to shareholders of record on February 7, 1994.

The Company maintains a dividend reinvestment plan for stockholders who wish to reinvest their cash dividends in additional shares of Common Stock. The dividend reinvestment plan currently provides for the purchase of additional shares of Common Stock on the open market for the accounts of its participants.

ITEM 6. SELECTED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                  December 31,
                               ----------------------------------------------------------
                                   1993       1992        1991        1990        1989
                               ----------  ----------  ----------  ----------  ----------
Selected Consolidated
Statements of Earnings Data
For The Year Ended
  Interest income              $   73,373  $  106,070  $  148,634  $  162,013  $  185,481
  Interest expense                 69,299     107,511     135,395     149,511     173,589
                               ----------  ----------  ----------  ----------  ----------
  Net interest income
    (expense)                       4,074      (1,441)     13,239      12,502      11,892
  Net master servicing
    expense                        (4,518)          -           -           -           -
  Gain on sale of mortgage
    loans and securities            9,305       9,031         735           -           -
  Expenses                          4,592       2,603       3,107        2,989      3,247
  Provision for income
    taxes                           1,789           -           -            -          -
                               ----------  ----------  ----------   ----------  ----------
  Net earnings                      2,480       4,987      10,867        9,513       8,645
                               ==========  ==========  ==========   ==========  ==========
  Earnings per share                $0.13       $0.36       $0.78        $0.70       $0.63
                               ==========  ==========  ==========   ==========  ==========
  Cash dividends per share          $0.48       $0.48       $0.78        $0.69       $0.64
  Weighted average
    shares outstanding         18,578,307  13,978,683  13,924,326   13,645,000  13,645,000

Selected Consolidated
Balance Sheet Data
At Year End
  Collateral for CMOs          $  402,503  $  620,411  $1,118,321   $1,296,358  $1,448,907
  Mortgage loans held
    for sale                      872,490           -           -            -           -
  Revolving warehouse
    lines of credit                92,058           -           -            -           -
  Total assets                  1,440,153     714,225   1,852,057    1,737,731   1,844,483

  Collateralized mortgage
    obligations                $  365,886  $  571,857  $1,040,495   $1,220,905  $1,352,824
  Short-term borrowings           806,557      21,944     688,860      394,056     369,241
  Shareholders' equity            250,608     119,995     122,403      121,147     120,776

  Number of shares
    outstanding                32,020,484  13,980,387  13,976,375   13,645,000  13,645,000
  Book value per share              $7.83       $8.58       $8.76        $8.88       $8.85

Selected other data:
  Mortgage loans acquired      $3,451,119           -           -            -           -
  Master servicing portfolio
   (at year end)               $2,963,876           -           -            -           -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

GENERAL

During the first quarter of 1993, the Company commenced operations of a mortgage loan conduit, under which the Company purchases mortgage loans from eligible sellers who generally retain the servicing rights. These activities are primarily conducted through the Company's taxable subsidiary, Countrywide Mortgage Conduit, Inc. ("CMC"). The Company generally purchases mortgage loans originated in regions of the country with higher volumes of jumbo and non-conforming mortgage loans, including California. As the mortgage loans are accumulated, they are generally financed through short-term borrowing sources such as reverse-repurchase agreements. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, the loans are securitized through the issuance of mortgage-backed securities in the form of real estate mortgage investment conduits ("REMICs") or collateralized mortgage obligations ("CMOs") or resold in bulk whole loan sales. The Company's principal sources of revenue from its new mortgage conduit operations are the net interest income earned from holding the mortgage loans during the accumulation phase and gains or losses on the REMIC or whole loan sale transactions. Alternatively, if the Company elects to invest in the mortgage loans on a long-term basis using financing provided by CMOs, the Company recognizes a net yield on these investments over time. In addition, the Company earns fee income and net interest income through its warehouse lending program which provides warehouse lines of credit to third party mortgage loan originators.

Historically, the Company's principal source of earnings has been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans as discussed below.

During 1993, low mortgage interest rates resulted in continued high prepayment rates which adversely impacted the net interest income earned on the CMO Portfolio. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the existing mortgage loans generally tend to increase as mortgagors refinance their loans. The cash flow generated by these prepayments is used to repay the CMOs collateralized by these mortgage loans. The substantial prepayments experienced by the CMO Portfolio resulted in a negative cash flow and since mortgage loan premiums, original issue discount and bond issuance costs were also required to be amortized, net interest expense was ultimately realized on the portfolio. Continued negative performance of the CMO Portfolio will adversely impact the future earnings of the Company. Although higher interest rates may decrease prepayments and mitigate the negative impact on the Company's earnings from its CMO Portfolio, higher interest rates may otherwise adversely affect the Company's new mortgage conduit and warehouse lending operations.

Historically, the Company also earned net interest income on its investments in adjustable-rate mortgage-backed securities ("ARM Porfolio") financed with reverse-repurchase agreements. The Company began accumulating adjustable-rate mortgage assets in 1987 due to the attractive returns and earnings profile of these investments. As interest rates declined in 1992, the Company partially offset the declining earnings performance of its CMO Portfolio by selling substantially all of its investments in the ARM Portfolio at a gain of $7.8 million. During the first quarter of 1993, the Company sold its remaining adjustable-rate mortgage assets for an amount that approximated book value. The sales of adjustable-rate mortgage assets were also designed to provide capital for the Company's new mortgage loan conduit and warehouse lending operations.

FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: Through its mortgage loan conduit operations, the Company purchases jumbo and other nonconforming loans from mortgage bankers and other financial institutions which generally retain the mortgage loan servicing rights. During 1993, the Company purchased $3.5 billion of such mortgage loans, which were financed on an interim basis using equity and
short-term borrowings in the form of reverse-repurchase agreements.   In
general, the Company sells the loans in the form of REMICs or whole loan sales or alternatively, invests in the loans on a long-term basis using financing provided by CMOs. During 1993, the Company sold $2.3 billion of mortgage loans through the issuance of REMIC securities and the sale of whole loans. In addition, the Company issued two new series of CMOs in 1993 totalling $240.2 million (see discussion below). At December 31, 1993, the Company was committed to sell approximately $680.0 million of mortgage loans in connection with the issuance of REMIC securities and the sale of whole loans in the first quarter of 1994.

The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the closing of the loan until it is sold to a permanent investor. At December 31, 1993, the Company had extended lines of credit under this program in the aggregate amount of $206.0 million, of which $92.1 million was outstanding. Reverse-repurchase agreements associated with the financing of warehouse lines of credit and mortgage loans held for sale totaled $806.6 million at December 31, 1993.

CMO PORTFOLIO: As of December 31, 1993, the CMO Portfolio was comprised of 15 series of CMOs issued from the Company's inception through 1990 ("Pre-1993 CMO Portfolio"). In 1993, two new series of CMOs were issued in connection with the Company's new mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.

Collateral for CMOs decreased from $620.4 million at December 31, 1992 to $402.5 million at December 31, 1993. This decrease of $217.9 million included a redemption of $34.0 million and repayments (including prepayments and premium and discount amortization) of $405.7 million offset by additions of $248.2 million of collateral related to the issuance of two new series of CMOs. The decrease was also due to decreases in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $22.9 million and $3.5 million respectively. The Company's CMOs outstanding decreased to $365.9 million at December 31, 1993 from $571.9 million at December 31, 1992. This decrease of $206.0 million resulted from the redemption of two series of CMOs totaling $32.6 million and principal payments (including discount amortization) on CMOs of $411.3 million, partially offset by the issuance of two series of CMOs totaling $240.2 million. The decrease also resulted from a decrease in accrued interest payable on CMOs of $2.3 million.

When interest rates decline, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these unanticipated prepayments is ultimately used by the Company to repay the CMOs since they are collateralized by these mortgages.
When interest rates decline and prepayments increase, the net yield achieved from the Company's net investment in the CMO Portfolio is adversely impacted due to factors which are explained below.

RESULTS OF OPERATIONS 1993 COMPARED TO 1992

NET EARNINGS: The Company's net earnings were $2.5 million or $0.13 per share, based on 18,578,307 weighted average shares outstanding for 1993 compared to $5.0 million or $0.36 per share, based on 13,978,683 weighted average shares outstanding for 1992. The decrease in net earnings of $2.5 million was due to a decrease in earnings of $17.1 million associated with the Pre-1993 CMO Portfolio and the ARM Portfolio, offset by an increase in earnings of $14.2 million associated with the Company's new mortgage conduit and warehouse lending operations. In addition, the Company's fixed organizational expenses decreased by $358,000.

The decrease in net earnings on the Pre-1993 CMO and ARM Portfolios was primarily due to decreases in net interest income and in gains of approximately $12.8 million and $7.8 million, respectively, associated with the sale of substantially all of the Company's investment in adjustable-rate mortgage-backed securities in 1992. These decreases were offset by increases associated with the decrease in net interest expense on the Pre-1993 CMO Portfolio of $3.4 million. In addition, gains decreased by $283,000 related to the redemption of one CMO series in 1992 and two CMO series in 1993. The earnings associated with the operation of the Company's new mortgage loan conduit and warehouse lending program were primarily due to interest income, net of interest expense and net master servicing expense, of $10.1 million, gains of $8.4 million and expenses
of $2.5 million.   A provision for income taxes of $1.8 million for 1993 has
been made as the earnings of CMC are subject to state and federal income tax. CMC, the Company's taxable subsidiary, was formed in 1993, therefore no such provision was made in 1992.

The net earnings of the Company for 1993 do not include certain personnel and other operating expenses totaling $900,000 which have been absorbed by Countrywide Asset Management Corporation, the Manager of the Company, under the terms of its Management Agreement. The Company began paying all expenses of its new operations in June 1993.

INTEREST INCOME:   Total interest income was $73.4 million for 1993 and $106.1 million for 1992. Interest income on collateral for CMOs was $41.7 million and $68.7 million for 1993 and 1992, respectively. The decline was attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $847.7 million for 1992 to $550.5 million for 1993, combined with a decrease in the effective yield earned on the collateral from 8.10% in 1992 to 7.57% in 1993. The decrease in the average balance of collateral for CMOs and the effective interest yield earned thereon was due to the continued low interest rate environment experienced in 1993 which resulted in significant prepayment activity. The rate of prepayments (including repayments) was 50% in 1993 compared to 42% in 1992. In a declining interest rate environment, loans with higher interest rates prepay faster than loans with lower interest rates, resulting in a lower overall effective yield. In addition, the interest income was reduced on collateral for CMOs by the amortization of premiums paid in connection with acquiring the portfolio, a delay in the receipt of prepayments and temporary investment in lower yielding short-term investments (GICs) until such amounts were used to repay CMOs.

Interest income earned on mortgage loans held for sale and revolving warehouse lines of credit was $29.1 million and $1.9 million, respectively, for 1993. The weighted average principal balance of mortgage loans held for sale and revolving warehouse lines of credit approximated $401.1 million and $25.3 million, respectively, for 1993 and earned interest at an effective yield of approximately 7.25% and 7.67%, respectively. These operations commenced in 1993, therefore there was no such income in 1992.

Interest income on adjustable-rate mortgage securities amounted to $674,000 for 1993 and $37.4 million for 1992. The decrease resulted from the liquidation of these securities which was completed in the first quarter of 1993. The net proceeds from the sale of these securities were deployed in the new mortgage loan conduit and warehouse lending operations.

INTEREST EXPENSE: For 1993 and 1992, total interest expense was $69.3 million and $107.5 million, respectively. Interest expense on CMOs was $55.0 million and $83.6 million for 1993 and 1992, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $813.6 million for 1992 to $516.2 million for 1993, partically offset by an increase in the weighted average cost of CMOs from 10.27% in 1992 to 10.65% in 1993. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. In general, the class of each series of CMO with the shortest maturity receives all principal payments until it is repaid in full. After the first class is retired, the second class will receive all principal payments until retired and so forth. Substantially all CMO bonds were structured with the shortest maturity class generally having the lowest interest rate and interest rates increasing as the maturity of the class increased. Therefore, prepayments generally must be applied to the class with the lowest interest rate, resulting in repayment of CMO classes with relatively low interest rates and increasing the weighted average interest rate of the remaining outstanding CMOs.

Interest expense on reverse-repurchase agreements financing mortgage loans held for sale and revolving warehouse lines of credit was $14.3 million or 3.89% of the average balance outstanding for 1993. Interest expense on reverse-repurchase agreements financing the Company's investment in its adjustable-rate mortgage portfolio was $24.0 million or 4.15% of the average balance outstanding for 1992.

MASTER SERVICING EXPENSE, NET: During 1993, as a result of the new mortgage conduit operations, the Company began earning master servicing fee income. At December 31, 1993, the Company master serviced loans with principal balances aggregating $3.0 billion. The growth in the Company's master servicing portfolio during 1993 was the result of loan production volume from the Company's new conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's master servicing portfolio at December 31, 1993 was 7.21%. It is the Company's strategy to build and retain its master servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that master servicing income is countercyclical to loan production income. In periods of rising interest rates, prepayments tend to decline and income from the master servicing portfolio should increase. In periods of decreasing interest rates, prepayments tend to increase. To mitigate the effect on earnings of higher amortization (which is deducted from master servicing income) resulting from increased prepayment activity, the Company purchases call options that increase in value when interest rates decline.

SALARIES AND RELATED EXPENSES:  Salaries and related expenses were $1.8 million
for 1993.  The Company incurred no salaries and related expense in 1992.   This
increase was associated with the implementation of the Company's new mortgage conduit and warehouse lending operations. As of December 31, 1993, the Manager employed approximately 60 employees on behalf of the conduit whereas in the prior year there were approximately two. Prior to 1993, personnel costs were minimal due to the passive nature of operations and were absorbed by the Company as a component of the management fee.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for 1993 and 1992 were $2.4 million and $1.6 million, respectively. This increase was primarily attributed to costs related to the new mortgage conduit and warehouse lending operations. The Company anticipates that expenses will continue to increase as the new operations expand and develop.

Included in the above amounts are approximately $358,000 and $437,000 attributable to the administration of CMOs for 1993 and 1992, respectively.

MANAGEMENT FEES:   For 1993, management fees were $400,000 compared to $997,000 for 1992. The decrease was primarily due to a decrease in the base management fee. In addition, included in management fees for 1992 were $254,000 in fees associated with the management of the CMO Portfolio. There were no such fees in 1993 due to a change in the Management Agreement. Under the agreement with the Company's Manager, management fees were waived for 1993. Accordingly, such fees are reflected as an expense and a corresponding capital contribution in the accompanying financial statements.


RESULTS OF OPERATIONS 1992 COMPARED TO 1991

NET EARNINGS: The Company's net earnings were $5.0 million or $0.36 per share, based on 13,978,683 weighted average shares outstanding for 1992 compared to net earnings of $10.9 million or $0.78 per share, based on 13,924,326 weighted average shares outstanding for 1991. Earnings for 1992 reflected net interest expense of $1.4 million and a gain on sale of investments in mortgage loans of $9.0 million compared to net interest income of $13.2 million and a gain on sale of investments of mortgage loans of $735,000 for the prior year.

As a result of higher than anticipated prepayment rates in 1992, net interest income on the CMO Portfolio decreased $15.0 million. Included in net interest expense is amortization of purchase premiums, relating to the collateral for the CMOs, and amortization of deferred bond issuance costs and original issue discounts, related to the costs associated with the issuance of CMOs. The amount of amorization recorded in 1992 exceeded the amount recorded in 1991 by $7.9 million. This decrease in net interest income was offset by gains of $1.1 million primarily associated with a redemption of a CMO series and a $7.1 million increase in gains on the sale of the ARM Portfolio. General and administrative expenses increased $121,000 and management fees decreased $625,000 from 1991 to 1992. As a consequence, net earnings for 1992 decreased by $5.9 million from the prior year.

INTEREST INCOME: Total interest income amounted to $106.1 million for 1992 and $148.6 million for 1991. Interest income on collateral for CMOs was $68.7 million and $106.9 million for 1992 and 1991, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding from $1.2 billion for 1991 to $847.7 million for 1992 combined with a decrease in the weighted average effective yield earned from 9.00% in 1991 to 8.10% in 1992. The decrease in the average balance of collateral for CMOs and the effective interest yield earned thereon is due to the low interest rate environment experienced in 1992 resulting in significant prepayment activity (including repayments) which totaled 42% in 1992 compared to 17% in 1991. In a declining interest rate environment, loans with higher interest rates prepay faster than loans with lower interest rates resulting in a lower overall effective yield. In addition, the interest income on collateral for CMOs was reduced by the amortization of premiums paid in connection with acquiring the portfolio, a delay in the receipt of prepayments, and temporary investment in lower yielding short-term investments (GICs) until such amounts were used to repay CMOs.

Interest income on the ARM Portfolio totaled $37.4 million and $41.8 million for 1992 and 1991, respectively. Although the average aggregate principal amount of the ARM Portfolio increased from $522.8 million for 1991 to $597.9 million for 1992, the weighted average yield on such investments decreased from 7.99% for 1991 to 6.25% for 1992. This decline in weighted average yield was primarily attributable to the effect of declining interest rates on the Company's ARM Portfolio.

INTEREST EXPENSE: Total interest expense was $107.5 million and $135.4 million for 1992 and 1991, respectively. Interest expense on CMOs was $83.6 million and $106.7 million for 1992 and 1991, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $1.1 billion for 1991 to $813.6 million for 1992. The weighted average cost of CMOs increased from 9.47% for 1991 to 10.27% for 1992. The decrease in the average balance on CMOs is directly related to the prepayment activity of collateral for CMOs discussed above. The decrease in the weighted average cost of CMOs is attributed to factors previously discussed (see Results of Operations 1993 Compared to 1992).

Interest expense on reverse-repurchase agreements amounted to $24.0 million and $28.7 million for 1992 and 1991, respectively. This decrease of $4.7 million was attributable to the decrease in the weighted average interest rate paid on such borrowings from 5.92% in 1991 to 4.15% in 1992. The effect of the decrease in the weighted average interest rate was offset by an increase in the average aggregate outstanding amounts of borrowings from $485.3 million in 1991 to $577.4 million for 1992.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1.6 million and $1.5 million for 1992 and 1991, respectively. Of these amounts, approximately $437,000 and $457,000, respectively, were attributable to the administration of CMOs. The increase in general and administrative expenses was primarily due to increased insurance and franchise tax expenses.

MANAGEMENT FEES: Management fees for 1992 and 1991 were $997,000 and $1.6 million, respectively. Management fees paid for the management of collateral for CMOs amounted to $254,000 and $360,000 for the same periods. This decrease was a result of the decline in the average aggregate principal balance of invested assets primarily due to principal prepayments. Management fees for the other mortgage portfolio decreased $519,000 from $1.3 million for 1991 to $743,000 for 1992, primarily due to a decrease in the base management fee rate on assets not pledged to secure CMOs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has used proceeds from the issuance of CMOs, uncommitted reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with its new mortgage conduit operations, the Company has begun to issue REMIC securities through CMC to help meet such needs. The Company may also borrow collateral or funds from Countrywide Funding Corporation ("CFC") to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings are made pursuant to a $10 million, one-year, unsecured line of credit which expires on September 30, 1994, subject to extension by CFC and the Company. As of December 31, 1993,
the Company had no outstanding borrowings under this agreement.   The Company
has established a committed reverse-repurchase facility in the aggregate amount of up to $100 million for its mortgage conduit operations that expires in April 1994 and an additional facility in the aggregate amount of up to $100 million for its warehouse lending program that expires in September 1994. The Company also has obtained credit approval from the same lender to enter into additional reverse-repurchase agreements, associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction.
The maximum balance outstanding during the year was $1.1 billion and as of December 31, 1993, the Company had entered into reverse-repurchase agreements aggregating $806.6 million. In February 1994, the Company signed a commitment letter for a master repurchase agreement to provide a committed short-term credit line in the amount of $500.0 million and an addition $300.0 million on an uncommitted basis. The agreement expires in January 1996. The Company, to the extent permitted by its by-laws, may issue other debt securities or incur other types of indebtedness from time to time.

The collateral maintenance requirements under reverse-repurchase agreements could adversely affect the Company's liquidity in the event of a significant decrease in the market value of the mortgage loans financed under reverse-repurchase agreements. However, the Company has implemented a hedging strategy for its mortgage portfolio which to some extent may mitigate this adverse effect.

During 1993, the Company increased its capital resources through the issuance of 18,040,097 shares of common stock with net proceeds of $136.9 million. The REIT provisions of the Internal Revenue Code require the Company to distribute to shareholders substantially all of its income, thereby restricting its ability to retain earnings.

Management believes that the cash flow from operations and the current and potential financing arrangements are sufficient to meet current liquidity requirements.

INFLATION

Interest rates often increase during periods of high inflation. Higher interest rates may depress the market value of the Company's investment portfolio if the yield on such investments does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for investments that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on investments that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgage investments prepay. A decrease in the rate of prepayments may lengthen the estimated average lives for the underlying mortgages for master servicing fees receivable and for classes of the CMOs issued by the Company and may result in higher residual cash flows from the CMOs than would otherwise have been obtained. However, higher interest rates may otherwise adversely affect the Company's new mortgage conduit and warehouse lending operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
- -------  ------------------------------------------

The information called for by this item 8 is hereby incorporated by reference to the Company's Consolidated Financial Statements and Report of Certified Public Accountants beginning at Page F-1 of this Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------  ----------------------------------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

The information required by this Item 10 as to directors and executive officers of the Company is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

The directors and principal executive officers of CAMC, the Company's Manager, are:

            NAME                AGE                     OFFICE
- -----------------------------   ---   ----------------------------------------

Angelo R. Mozilo*                54   Chairman of the Board of Directors
David S. Loeb*                   69   Vice Chairman of the Board of Directors
                                        and Chief Executive Officer
Stanford L. Kurland*             40   President
Michael W. Perry*                31   Executive Vice President and Chief
                                        Operating Officer
Eric P. Sieracki*                37   First Vice President and Chief Financial
                                        Officer
Jeffery F. Butler                52   Director
Ralph S. Mozilo                  52   Director


* The above are also directors and/or officers of the Company. A description of their backgrounds is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year

Jeffrey F. Butler joined CCI in 1985 and became the Chief Information Officer in 1989 and Managing Director--Chief Information Officer in May 1991. He became a director of CAMC in 1993.

Ralph S. Mozilo joined CFC in 1971 and is Executive Vice President of Underwriting and Compliance for CFC. He became a director of CAMC in 1993.

ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
- --------  -----------------------------------------------
          AND MANAGEMENT
          --------------

The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
- --------  ---------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------

     (a)(1) and (2)  - Financial Statements and Schedules

     The information called for by this section of Item 14 is set forth in the Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

       (3)  - Exhibits

Exhibit
  No.                             Description
- -------                           -----------
3.1    Certificate of Incorporation for the Company, as amended.

3.2*   Bylaws of the Company as amended (incorporated by reference to Exhibit
       4.2 to the Company's Form 10-Q, for the quarter ended June 30, 1993).

4.1* Indenture (the "Indenture"), dated as of December 1, 1985, between Countrywide Mortgage Obligations, Inc. ("CMO, Inc.") and Bankers Trust Company, as Trustee ("BTC") (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on January 24, 1986).

4.2* Series A Supplement, dated as of December 1, 1985, to the Indenture (incorporated by reference to Exhibit 4.2 to CMO, Inc.'s Form 8-K filed with the SEC on January 24, 1986).

4.3* Series B Supplement, dated as of February 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on March 31, 1986).

4.4* Series C Supplement, dated as of April 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.4 to CMO, Inc.'s Amendment No. 1 to S-11 Registration Statement (No. 33-3274) filed with the SEC on May 13, 1986).

4.5* Series D Supplement, dated as of May 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.5 to the Company's S-11 Registration Statement (No. 33-6787) filed with the SEC on June 26,
       1986).

4.6* Series E Supplement, dated as of June 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.6 to the Company's Amendment No. 1 to S-11 Registration Statement (No. 33-6787) filed with the SEC on July 30, 1986).

4.7* Series F Supplement, dated as of August 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on August 14, 1986).

4.8* Series G Supplement, dated as of August 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.8 to CMO, Inc.'s S-11 Registration Statement (No.33-8705) filed with the SEC on September 12,
       1986).

4.9* Series H Supplement, dated as of September 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc's Form 8-K filed with the SEC on October 7, 1986).

4.10* Series I Supplement, dated as of October 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.11 to CMO, Inc.'s Amendment No. 1 to S-11 Registration Statement (No. 33-8705) filed with the SEC on October 27, 1986).

4.11* Series J Supplement, dated as of October 15, 1986, to the Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on November 12, 1986).

4.12* Series K Supplement, dated as of December 1, 1986, to the Indenture (incorporated by reference to 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

4.13* Series L Supplement, dated as of December 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.2 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

4.14* Series M Supplement, dated as of January 1, 1987, to the Indenture (incorporated by reference to Exhibit 4.3 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

4.15* Indenture (the "SPNB Indenture"), dated as of December 1, 1986, between CMO, Inc. and Security Pacific National Bank, as Trustee ("SPNB") (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on January 9, 1987).

4.16* Series W-1 Supplement, dated as of December 1, 1986, to the SPNB Indenture (incorporated by reference to Exhibit 4.2 to CMO, Inc.'s Form 8-K filed with the SEC on January 9, 1987).

4.17* Series N Supplement, dated as of February 1, 1987, to the SPNB Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

4.18* Indenture, dated as of February 1, 1987, between Countrywide Mortgage Trust 1987-I (the "1987-I Trust") and SPNB (incorporated by reference to
       Exhibit 4.18 to the Company's Form 10-K for the year ended December 31,
       1986).

4.19* Indenture, dated as of June 1, 1987, between Countrywide Mortgage Trust 1987-II (the "1987-II Trust") and SPNB (incorporated by reference to
       Exhibit 4.19 to the Company's Form 10-Q for the quarter ended June 30,
       1987).

4.20* Indenture Supplement, dated as of September 1, 1987, among Countrywide Mortgage Obligations III, Inc. ("CMO III, Inc."), CMO, Inc. and BTC (incorporated by reference to Exhibit 4.1 to CMO III, Inc.'s Form 8-K filed with the SEC on October 9, 1987).

4.21* Indenture Supplement, dated as of September 1,1987, among CMO III, Inc., CMO, Inc. and SPNB (incorporated by reference to Exhibit 4.2 to CMO III, Inc.'s. Form 8-K filed with the SEC on October 9, 1987).

4.22* Indenture dated as of November 20, 1990, between the Countrywide Cash Flow Bond Trust ("CCFBT") and BTC (incorporated by referenced to Exhibit
       4.22 to the Company's Form 10-K for the year ended December 31, 1990).

4.23* Indenture dated as of March 30, 1993 between Countrywide Mortgage Trust 1993-I (the "1993-I Trust") and State Street Bank and Trust Company (the "Bond Trustee") (incorporated by reference to Exhibit 4.1 to the Company's 10-Q for the quarter ended March 31, 1993).

4.24* Indenture dated as of April 14, 1993 between Countrywide Mortgage Trust 1993-II (the "1993-II Trust") and the Bond Trustee (incorporated by reference to Exhibit 4.2 to the Company's 10-Q for the quarter ended March 31, 1993).

10.1* 1993 Amended and Extended Management Agreement, dated as of May 15, 1993, between the Company and Countrywide Asset Management Corporation (the "Manager") (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 3 to S-3 Registration Statement (No.33-63034) filed with the SEC on July 16, 1993).

10.2* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between the Company and Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed for the quarter ended June 30, 1987).

10.3* 1993 Amended and Extended Loan Purchase and Administrative Services Agreement, dated as of May 15, 1993, between the Company and CFC (incorporated by reference to Exhibit 10.9 to the Company's 10-Q for the quarter ended June 30, 1993).

10.4* 1988 Amended and Restated Submanagement Agreement, dated as of May 15, 1988, between CFC and the Manager (incorporated by reference to Exhibit
       10.4 to the Company's Form 10-Q for the quarter ended March 31, 1988).

10.5* 1985 Stock Option Plan adopted August 26, 1985, as amended February 12, 1987 (incorporated by reference to Exhibit 10.6 to the Company's
       Form 10-K for the year ended December 31, 1986).

10.6* Form of Indemnity Agreement between the Company and the Company's directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.7* Form of Guaranty of Indemnity Agreement made by Countrywide Credit Industries, Inc. ("Countrywide Credit") to the Company and the Company's directors and officers (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.9* Servicing Agreement, dated as of November 15, 1986, among CMO, Inc. SPNB and CFC (incorporated by reference to Exhibit 10.1 to CMO, Inc.'s
       Form 8-K filed with the SEC on January 9, 1987).

10.10* Deposit Trust Agreement (the "1987-I Deposit Trust Agreement"), dated
       January 16, 1987, between Countrywide Mortgage Obligations II, Inc. ("CMO II, Inc.") and Wilmington Trust Company, as Owner Trustee of the 1987-I Trust (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1986).

10.11* Management Agreement, dated as of February 1, 1987, between Wilmington
       Trust Company, as Owner Trustee of the 1987-I Trust, and the Manager (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1986).

10.12* Servicing Agreement, dated as of February 1, 1987, among the 1987-I
       Trust, SPNB and CFC (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed for the year ended December 31, 1985).

10.13* Agreement between CMO, II, Inc. and the Company, dated as of February 1,
       1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31,
       1986).

10.14* Agreement among CMO II, Inc., the Manager and CFC, dated as of February
       1, 1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1986).

10.15* Term Revolving Loan Agreement, dated March 30, 1987, between the Company and Citicorp Real Estate, Inc. (incorporated by reference to Exhibit
       10.21 to the Company's Form 10-K for the year ended December 31, 1986).

10.16* Deposit Trust Agreement (the "1987-II Deposit Trust Agreement"), dated as of April 29, 1987, between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee of the 1987-II Trust (incorporated by reference to Exhibit
       10.7 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.17* First Amendment to 1987-II Deposit Trust Agreement, dated as of May 29,
       1987, between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee of the 1987-II Trust (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.18* Guaranty, dated as of May 29, 1987, by the Company of obligations of CMO
       II, Inc. under the 1987-II Deposit Trust Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.19* Management Agreement, dated as of June 1, 1987, between Wilmington Trust
       Company, as Owner Trustee of the 1987-II Trust, and the Manager (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.20* Servicing Agreement, dated as of June 1, 1987, among the 1987-II Trust,
       SPNB and CFC (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.21* Transfer Agreement, dated as of May 1, 1987, among the Company, CMO II,
       Inc. and CMO III, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.22* Guaranty, dated as of May 1, 1987, by the Company of obligations of CMO
       III, Inc. under the 1987-I Deposit Trust Agreement (incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.23* Amended and Restated Security Agreement, dated as of July 15, 1987, between the Company and Citicorp Real Estate, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.24* Assignment of Servicing Rights, dated as of July 15, 1987, among the
       Company, CFC and Citicorp Real Estate, Inc. (incorporated by reference to
       Exhibit 10.15 to the Company's Form 10-Q for the quarter ended June 30,
       1987).

10.25* Agreement of Merger, dated as of September 11, 1987, between CMO, Inc.
       and CMO III, Inc. (incorporated by reference to Exhibit 2 to CMO III, Inc.'s Form 8-K filed with the SEC on October 9, 1987).

10.26* Amendment to Term Revolving Loan Agreement between the Company and
       Citicorp Real Estate, Inc. dated June 22, 1988. (incorporated by reference to Exhibit 10.26 to the Form S-11 filed with the SEC on June 24, 1988).

10.27* Credit Agreement, dated as of September 30, 1993, between the Company and
       CFC (incorporated by reference to Exhibit 10.1 to the Company's 10-Q for the quarter ended September 30, 1993).

10.28* Agreement between the Company and CFC dated December 1, 1988
       (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1988).

10.29* 1985 Stock Option Plan adopted August 26, 1985, as amended February 12,
       1987 and as further amended on February 15, 1989 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1989).

10.30* Second Amendment to Term Revolving Loan Agreement between the Company and
       Citicorp Real Estate, Inc., dated as of December 26, 1990 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1990).

10.31* Trust Agreement, dated as of November 20, 1990, between CMO III, Inc. and
       Wilmington Trust Company relating to the CCFBT (the "CCFBT Trust Agreement") (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1990).

10.32* Guaranty, dated as of November 20, 1990, by the Company of obligations of CMO III, Inc. under the CCFBT Trust Agreement (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1990).

10.33* Management Agreement, dated as of November 20, 1990, between CCFBT and the Manager (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1990).

10.34* Amendment, dated as of November 21, 1990, to the 1990 Amended and
       Extended Management Agreement between the Company and the Manager (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1990).

10.35* Assignment Agreement, dated as of November 21, 1990, between CMO III,
       Inc. and CCFBT (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1990).

10.36* Deposit Trust Agreement dated as of March 24, 1993 between Countrywide
       Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to the Company's 10-Q for the quarter ended March 31, 1993).

10.37* Master Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, the Company and the Bond Trustee (incorporated by reference to Exhibit 10.2 to the Company's 10-Q for the quarter ended March 31,
       1993).

10.38* Servicing Agreement dated as of March 30, 1993 by and among the 1993-I
       Trust, Countrywide Funding Corporation and the Bond Trustee (incorporated by reference to Exhibit 10.3 to the Company's 10-Q for the quarter ended March 31, 1993).

10.39* Management Agreement, dated as of March 30, 1993 between Countrywide
       Asset Management Corporation and the 1993-I Trust (incorporated by reference to Exhibit 10.4 to the Company's 10-Q for the quarter ended March 31, 1993).

10.40* First Amendment dated as of March 30, 1993 to Agreement between
       Countrywide Mortgage Obligations II, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's 10-Q for the quarter ended March 31, 1993).

10.41* First Amendment dated as of March 30, 1993 to Agreement between
       Countrywide Mortgage Obligations II, Inc., Countrywide Asset Management Corporation and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.6 to the Company's 10-Q for the quarter ended March 31, 1993).

10.42* Deposit Trust Agreement dated as of April 7, 1993 between Countrywide
       Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.7 to the Company's 10-Q for the quarter ended March 31, 1993).

10.43* Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, the Company and the Bond Trustee (incorporated by reference to Exhibit 10.8 to the Company's 10-Q for the quarter ended March 31, 1993).

10.44* Servicing Agreement dated as of April 14, 1993 by and among the 1993-II
       Trust, Countrywide Funding Corporation and the Bond Trustee (incorporated by reference to Exhibit 10.9 to the Company's 10-Q for the quarter ended March 31, 1993).

10.45* Management Agreement, dated as of April 14, 1993 between Countrywide
       Asset Management Corporation and the 1993-II Trust (incorporated by reference to Exhibit 10.10 to the Company's 10-Q for the quarter ended March 31, 1993).

10.46* First Amendment to Deposit Trust Agreement dated as of April 13, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.11 to the Company's 10-Q for the quarter ended March 31, 1993).

10.47* Contribution and Mortgage Loan Acquisition Agreement dated as of April
       19, 1993 between the Company and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 3 to S-3 Registration Statement (No. 33-63034) filed with the SEC on July 16, 1993).

10.48* First Amendment to Deposit Trust Agreement dated as of April 16, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to the Company's 10-Q for the quarter ended June 30, 1993).

10.49* 1993 Amended and Extended Loan Purchase and Administrative Services
       Agreement dated as of May 15, 1993 between the Company and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.9 to the Company's 10-Q for the quarter ended June 30, 1993).

10.50* Custody Agreement dated as of April 5, 1993 among the Company, Merrill
       Lynch Mortgage Capital, Inc. and State Street Bank and Trust Company of California, N.A., Custodian (incorporated by reference to Exhibit 10.10 to the Company's 10-Q for the quarter ended June 30, 1993).

10.51* Master Repurchase Agreement dated as of April 5, 1993 between the Company and Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to
       Exhibit 10.11 to the Company's 10-Q for the quarter ended June 30, 1993).


10.52 Master Repurchase Agreement dated October 1, 1993 between the Company and Merrill Lynch Mortgage Capital, Inc.

22.1   List of Subsidiaries.

23.1   Consent of Grant Thornton.


*Incorporated by reference.

(B) - REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 28, 1994.


                                       COUNTRYWIDE MORTGAGE INVESTMENTS, INC.

                                       BY:            DAVID S. LOEB
                                          __________________________________
                                                      David S. Loeb
                                          Chairman of the Board of Directors
                                             and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE

DAVID S. LOEB                   Director, Chairman of the          March 28, 1994
- -----------------------------   Board of Directors and
David S. Loeb                   Chief Executive Officer


ANGELO R. MOZILO                Director, Vice Chairman of the     March 28, 1994
- -----------------------------   Board of Directors
Angelo R. Mozilo                and President


MICHAEL W. PERRY                Executive Vice President           March 28, 1994
- -----------------------------   and Chief Operating Officer
Michael W. Perry                (Principal Financial Officer
                                and Principal Accounting Officer)


LYLE E. GRAMLEY
- -----------------------------   Director                           March 28, 1994
Lyle E. Gramely


THOMAS J. KEARNS
- -----------------------------   Director                           March 28, 1994
Thomas J. Kearns


FREDERICK J. NAPOLITANO
- -----------------------------   Director                           March 28, 1994
Frederick J. Napolitano

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                     COUNTRYWIDE MORTGAGE INVESTMENTS, INC.
                                AND SUBSIDIARIES

                        December 31, 1993, 1992 and 1991

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                         December 31, 1993, 1992, 1991



                                                                                           Page
                                                                                           ----

Report of Independent Certified Public Accountants                                         F-3
Financial Statements
   Consolidated Balance Sheets                                                             F-4
   Consolidated Statements of Earnings                                                     F-5
   Consolidated Statement of Shareholders' Equity                                          F-6
   Consolidated Statements of Cash Flows                                                   F-7
   Notes to Consolidated Financial Statements                                              F-8
Schedules
   Schedule II -  Amounts Receivable from Related Parties and Underwriters, Promoters
          and Employees other than Related Parties                                         F-19
   Schedule III - Condensed Financial Information of Registrant                            F-20
   Schedule IX - Short-Term Borrowings                                                     F-23
   Schedule XII - Mortgage Loans on Real Estate                                            F-24

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Countrywide Mortgage Investments, Inc.


We have audited the accompanying consolidated balance sheets of Countrywide Mortgage Investments, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Countrywide Mortgage Investments, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


GRANT THORNTON

Los Angeles, California
February 28, 1994

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                                                     December 31,
                                                                              -------------------------
                                                                                  1993          1992
                                                                              -----------   -----------
ASSETS

Mortgage assets
        Collateral for CMOs (market value $413,000 in 1993 and
          $638,200 in 1992)                                                   $  402,503       $620,411
        Mortgage loans held for sale                                             872,490              -
        Adjustable-rate mortgage-backed securities                                     -         87,509
Revolving warehouse lines of credit                                               92,058              -
Cash                                                                               6,866             27
Master servicing fees receivable                                                  45,237              -
Other assets                                                                      20,999          6,278
                                                                              ----------       --------
                        Total assets                                          $1,440,153       $714,225
                                                                              ==========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Collateralized mortgage obligations                                           $  365,886       $571,857
Reverse-repurchase agreements                                                    806,557         21,944
Accounts payable and accrued liabilities                                          17,102            429
                                                                              ----------       --------
                        Total liabilities                                      1,189,545        594,230

Commitments and contingencies                                                          -              -

Shareholders' equity

        Common stock - authorized, 60,000,000 shares of
           $.01 par value; issued and outstanding, 32,020,484 shares
           in 1993 and 13,980,387 in 1992                                            320            140
        Additional paid-in capital                                               256,587        119,450
        Cumulative earnings                                                       72,306         69,826
        Cumulative distributions to shareholders                                 (78,605)       (69,421)
                                                                              ----------       --------
                        Total shareholders' equity                               250,608        119,995
                                                                              ----------       --------
        Total liabilities and shareholders' equity                            $1,440,153       $714,225
                                                                              ==========       ========

The accompanying notes are an integral part of these statements.

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)

                                                 Year Ended December 31,
                                         ------------------------------------
                                            1993         1992         1991
                                         ----------   ----------   ----------
REVENUES

  Interest income
    Collateral for CMOs                  $   41,685    $   68,692   $  106,863
    Mortgage loans held for sale             29,072             -            -
    Revolving warehouse lines of
      credit                                  1,942             -            -
    Adjustable-rate mortgage-backed
      securities                                674        37,378       41,771
                                         ----------    ----------   ----------
        Total interest income                73,373       106,070      148,634

  Interest expense
    Collateralized mortgage
      obligations                            54,958        83,558      106,681
    Reverse-repurchase agreements            14,341        23,953       28,714
                                         ----------    ----------   ----------
      Total interest expense                 69,299       107,511      135,395

        Net interest income (expense)         4,074        (1,441)      13,239

  Master servicing income                     2,477             -            -
  Master servicing amortization,
    net of servicing hedge gain              (6,995)            -            -
                                         ----------    ----------   ----------
        Net master servicing expense         (4,518)            -            -

Gain on sale of mortgage loans
  and securities                              9,305         9,031          735
                                         ----------    ----------   ----------
        Net revenues                          8,861         7,590       13,974

EXPENSES

  Salaries and related expenses               1,826             -            -
  General and administrative                  2,366         1,606        1,485
  Management fees to affiliate                  400           997        1,622
                                         ----------    ----------   ----------
         Total expenses                       4,592         2,603        3,107
                                         ----------    ----------   ----------
Earnings before income taxes                  4,269         4,987       10,867

  Provision for income taxes                  1,789             -            -
                                         ----------    ----------   ----------
NET EARNINGS                             $    2,480    $    4,987   $   10,867
                                         ==========    ==========   ==========

EARNINGS PER SHARE                            $0.13         $0.36        $0.78
                                         ==========    ==========   ==========
Weighted average shares
  outstanding                            18,578,307    13,978,683   13,924,326
                                         ==========    ==========   ==========

The accompanying notes are an integral part of these statements.

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except share data)

                                                       Additional                Cumulative
     Three years ended           Number of   Common     paid-in    Cumulative   distribution
     December 31, 1993            shares     stock      capital     earnings   to shareholders   Total
- --------------------------------------------------------------------------------------------------------
Balance at December 31, 1990    13,645,000  $   136    $118,031      $53,972      ($50,992)     $121,147

Common stock options exercised     331,375        4       1,405            -             -         1,409
Net earnings for the year                -        -           -       10,867             -        10,867
Cash dividends paid - $0.79
  per share                              -        -           -           -        (11,020)      (11,020)
                                ------------------------------------------------------------------------

Balance at December 31, 1991    13,976,375      140      119,436     64,839        (62,012)      122,403

Common stock issued                  2,137        -           10          -              -            10
Common stock options exercised       1,875        -            8          -              -             8
Dividend reinvestment plan
  expense                                -        -           (4)         -              -            (4)
Net earnings for the year                -        -            -      4,987              -         4,987
Cash dividends paid - $0.53
  per share                              -        -            -          -         (7,409)       (7,409)
                                ------------------------------------------------------------------------

Balance at December 31, 1992    13,980,387      140      119,450     69,826        (69,421)      119,995

Common stock issued             17,883,972      179      135,916          -              -       136,095
Common stock options exercised     156,125        1          821          -              -           822
Capital contribution by
  manager                                -        -          400          -              -           400
Net earnings for the year                -        -            -      2,480              -         2,480
Cash dividends paid - $0.48
  per share                              -        -            -          -         (9,184)       (9,184)
                                ------------------------------------------------------------------------

Balance at December 31, 1993    32,020,484     $320     $256,587    $72,306       ($78,605)     $250,608
                                ========================================================================

The accompanying notes are an integral part of these statements.

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                           Year Ended December 31,
                                                                                -------------------------------------
                                                                                   1993          1992         1991
                                                                                -----------   -----------  ----------
Cash flows from operating activities:
  Net earnings                                                                  $     2,480   $     4,987   $  10,867
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Amortization                                                                     20,126        16,644       8,035
    Gain on sale of mortgage loans and securities                                    (9,305)       (9,031)       (735)
    Capital contribution by manager                                                     400             -           -
    Change in other assets and liabilities                                            2,159       (21,350)     21,012
                                                                                -----------   -----------   ---------
    Net cash provided by (used in) operating
     activities                                                                      15,860        (8,750)     39,179
                                                                                -----------   -----------   ---------
Cash flows from investing activities:

  Collateral for CMOs:
    Purchases of mortgage loans subsequently securitized                           (248,222)            -           -
    Principal payments on collateral                                                401,106       502,713     227,437
    Net change in GICs held by trustees                                              22,923       (16,107)     (5,813)
    Proceeds from sale of collateral for CMOs, net                                    2,641         6,090           -
                                                                                -----------   -----------   ---------
                                                                                    178,448       492,696     221,624


  Purchases of mortgage loans held for sale                                      (3,202,897)            -           -
  Purchases of adjustable-rate mortgage-backed securities                                 -      (326,410)   (972,693)
  Proceeds from sale of mortgage loans and securities                             2,381,117       873,080     513,276
  Principal payments on mortgage loans and securities                                45,130        74,898      95,862
  Net increase in revolving warehouse lines of credit                               (92,058)            -           -
  Investment in master servicing fees receivable                                    (52,232)            -           -
  Decrease (increase) in short-term investments                                           -         8,276      (3,298)
                                                                                -----------   -----------   ---------
    Net cash (used in) provided by investing activities                            (742,492)    1,122,540    (145,229)
                                                                                -----------   -----------   ---------
Cash flows from financing activities:

  Collateralized mortgage obligations:
    Proceeds from issuance of securities                                            239,659             -           -
    Principal payments on securities                                               (418,534)     (439,473)   (179,324)
                                                                                -----------   -----------   ---------
                                                                                   (178,875)     (439,473)   (179,324)

  Net proceeds (repayment) of reverse-repurchase agreements                         784,613      (666,910)    294,804
  Net proceeds from issuance of common stock                                        136,917             -       1,409
  Cash dividends paid                                                                (9,184)       (7,409)    (11,020)
                                                                                -----------   -----------   ---------
    Net cash provided by (used in) financing activities                             733,471    (1,113,792)    105,869
                                                                                -----------   -----------   ---------
Net increase (decrease) in cash                                                       6,839            (2)       (181)
Cash at beginning of period                                                              27            29         210
                                                                                -----------   -----------   ---------
Cash at end of period                                                           $     6,866   $        27   $      29
                                                                                ===========   ===========   =========
  Supplemental cash flow information:
    Cash paid for interest                                                      $    58,796   $   103,279   $ 134,108
                                                                                ===========   ===========   =========
    Cash paid for income taxes                                                            -             -           -


The accompanying notes are an integral part of these statements.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



NOTE A  -  NEW OPERATIONS

Historically, the Company's principal source of earnings has been net interest income generated from mortgage investments which were primarily financed through the issuance of collateralized mortgage obligations ("CMOs"). During the first quarter of 1993, the Company commenced operations of its mortgage loan conduit, Countrywide Mortgage Conduit, Inc. ("CMC"), and its warehouse lending program which provides warehouse loans to third-party mortgage loan originators.

Under its conduit operations, the Company purchases jumbo and nonconforming mortgage loans from eligible sellers who generally retain the servicing rights. The Company generally purchases mortgage loans in regions with higher volumes of jumbo and nonconforming mortgage loans, including California. As the mortgage loans are accumulated, they are generally financed through short-term borrowing sources such as reverse-repurchase agreements. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, they are securitized through the issuance of mortgage-backed securities in the form of Real Estate Mortgage Investment Conduits ("REMICs") or CMOs or resold in bulk whole loan sales. The Company's principal sources of revenue from its new mortgage conduit business strategy are the net interest income earned from holding the mortgage loans during the accumulation phase and gains or losses on the REMIC or whole loan sale transactions. If the Company elects to invest in the mortgage loans on a long-term basis using financing provided by CMOs, the Company may also recognize a net yield on these investments over time. In addition, the Company earns fee income and net interest income through its warehouse lending program which provides warehouse loans to third-party mortgage loan originators.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Presentation

The consolidated financial statements include the accounts of Countrywide Mortgage Investments, Inc. and its subsidiaries ("CMI" or the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

2.  Income Taxes

The Company intends to operate so as to continue to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of its stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its shareholders, the distribution of which may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Accordingly, no provision for income taxes has been made for the parent company and its qualified REIT subsidiaries. If in any tax year the Company should not qualify as a REIT, it would be taxed as a corporation and distributions to the shareholders would not be deductible in computing taxable income. If the Company would fail to quality as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


The provision for income taxes in the accompanying financial statements is computed using the liability method and relates only to the earnings of CMC, a taxable corporation that is consolidated with CMI for financial reporting purposes but is not consolidated for income tax purposes. Taxable earnings of CMC are subject to state and federal income taxes at the applicable statutory rates.

3.   Collateral for CMOs

Collateral for CMOs consists of mortgage loans and mortgage-backed securities and is carried at the outstanding principal balances net of unamortized purchase discounts or premiums. Also included in collateral for CMOs are guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable related to such collateral.

4.   Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The cost of mortgage loans is adjusted by gains and losses generated from corresponding hedging transactions entered into to protect the inventory value from increases in interest rates. Hedge positions are also used to protect the pipeline of loan purchases in process from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

5.   Master Servicing Fees Receivable

The Company sells substantially all of the mortgage loans it purchases and retains the master servicing rights thereto. These master servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual master service fees. The sales price of the loans and the resulting gain or loss on sale are adjusted to provide for the recognition of a normal master service fee
rate over the estimated servicing lives of the loans.   The adjustment results
in a receivable that is realized through receipt of excess master servicing fees over time. Master servicing fees receivable are amortized into income over the lives of the underlying mortgages using the effective yield method adjusted for the effects of prepayments. The Company intends to hold the master servicing fees receivable for investment.

To protect the value of the master servicing fees receivable from the effects of increased prepayment activity, the Company purchases options on mortgage-backed securities that increase in value when interest rates decline. Options are reflected in other assets at their estimated market value. The cost of option fees is charged to expense over the contractual life of the options. Option gains are applied first to offset amortization due to impairment caused by increasing the projected prepayment speed ("Incremental Amortization").

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

6.  Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectable.
Premiums paid and discounts obtained on    collateral for CMOs are amortized to
interest income over the estimated life of the mortgage loans using the interest method with effect given to principal reductions. Premiums paid and discounts obtained on mortgage loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. CMO discounts or premiums are amortized to interest expense using the interest method with effect given to principal reductions.

Substantially all commitment fees collected are refunded as commitments are fulfilled. Such fees, with respect to expired unfilled commitments, are credited to income at the time of expiration.

7.  Collaterized Mortgage Obligations (CMOs) and Deferred Issuance Costs

Collateralized mortgage obligations are carried at their outstanding principal balances net of unamortized original issue discounts or premiums. Also included in CMOs is accrued interest payable on such obligations. Issuance costs have been deferred and are amortized to expense over the estimated life of the CMOs using the straight-line method with effect given to principal reductions. Unamortized deferred issuance costs are included in other assets in the consolidated balance sheets.

8.  Earnings Per Share

Earnings per share are computed on the basis of the weighted average number of common shares outstanding for the year which were 18,578,307, 13,978,683 and 13,924,326 for 1993, 1992 and 1991, respectively. The effect on earnings per share resulting from dilution upon exercise of stock options is not material in any year and is therefore not presented. Of the total dividends per share paid in 1993 and 1992, approximately $0.45 and $0.00, respectively, represented return of capital.

9.  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair
value.   Accordingly, the estimates presented  are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair values of revolving warehouse lines of credit, cash, master servicing fees receivable, other assets, reverse-repurchase agreements and accounts payable and accrued liabilities are not separately disclosed as such values approximate carrying amounts because of the short term to maturity or nature of the underlying asset or liability.

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE C  -  COLLATERAL FOR CMOS

Collateral for CMOs consists of fixed-rate mortgage loans secured by first liens (enforceable through foreclosure proceedings) on one-to-four family residential real estate and mortgage- backed securities. During the year ended December 31, 1993, the Company pledged approximately $248.2 million of mortgage loans as collateral for two new series of CMOs.

All principal and interest on the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available for payment
on the CMOs.   Generally, any default of a mortgage loan which is the basis for a foreclosure action is covered (up to an aggregate benefit limit) under a pool
insurance policy provided by a private mortgage insurer.   Furthermore,  the
Company's mortgage-backed securities are guaranteed as to the repayment of principal and interest of the underlying mortgages by the Federal Home Loan Mortgage Corporation. The maximum amount of credit risk related to the Company's investment in mortgage loans is represented by the outstanding principal balance of the mortgage loans plus accrued interest.

Collateral for CMOs is summarized as follows:
(Dollar amounts in thousands)

                                       December 31,
                                   --------------------
                                      1993       1992
                                   ---------  ---------

      Mortgage loans                $154,152   $ 85,353
      Mortgage-backed securities     217,856    473,907
      GICs held by trustees           21,670     44,593
      Accrued Interest receivable      4,337      7,812
                                   ---------  ---------
                                     398,015    611,665
      Unamortized premiums, net        4,488      8,746
                                   ---------  ---------

      Collateral for CMOs           $402,503   $620,411
                                   =========  =========

The mortgage loans and mortgage-backed securities, together with GICs, which are all held by trustees, collateralized 17 series of CMOs at December 31, 1993. A time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date the Company actually receives the cash related to the prepayment. During this interim period, the Company does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid. The weighted average coupon on collateral for CMOs, net of the related servicing fees, was 8.88% at December 31, 1993.

As of December 31, 1993 and 1992, the aggregate market value of collateral for CMOs was estimated to be $413.0 million and $638.2 million, respectively. This estimate was determined based upon quoted market prices from dealers and brokers for securities backed by similar types of loans. Collateral for CMOs cannot be sold until the related obligations mature or are otherwise paid or redeemed. As a consequence, the aggregate market values indicated above may not be realizable. As a REIT, the Company's ability to sell these assets for gain also is subject to restrictions under the Internal Revenue Code and any such sale may result in substantial additional tax liability.

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE D - MORTGAGE LOANS HELD FOR SALE

Substantially all of the mortgage loans purchased through the Company's mortgage conduit operations are fixed-rate and adjustable-rate nonconforming mortgage loans secured by first liens on single (one-to-four) family residential properties. Approximately 69% of the properties collateralizing mortgage loans held for sale at December 31, 1993 were located in California.

In 1993, the Company purchased mortgage loans with an aggregate principal balance of $3.5 billion and sold mortgage loans in the form of REMIC securities, CMOs or bulk whole loan sales with an aggregate principal balance of $2.5 billion. In connection with the issuance of these securities, the Company retained master servicing rights with a carrying value of $45.2 million at December 31, 1993. The Company recognized gains on these securitizations in 1993 totaling $8.2 million, net of related costs.

Mortgage loans held for sale are carried at the lower of cost or estimated market value determined on an aggregate basis. At December 31, 1993, these investments had an approximate market value of $872.5 million and a cost of $873.8 million.

NOTE E  -  COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized mortgage obligations are secured by a pledge of mortgage loans, mortgage-backed securities or residual cash flows from such loans or securities. As required by the indentures relating to the CMOs, the pledged collateral is in the custody of a trustee. The trustee also held investments in GICs amounting to $21.7 million and $44.6 million as of December 31, 1993 and 1992, respectively, as additional collateral which is legally restricted to use in servicing the CMOs. The trustee collects principal and interest payments on the underlying collateral, reinvests such amounts in the GICs and makes corresponding principal and interest payments on the CMOs to the bondholders.

In general, each series of CMOs consists of various classes which are retired in order of maturity, with the shortest maturity class receiving all principal payments until it is paid in full. After the first class is fully retired, the second class will receive principal until retired and so forth. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than its stated maturity.

Interest is payable monthly or quarterly, as applicable in accordance with the respective indenture, for all classes other than deferred interest classes. Interest on deferred interest classes is accrued and added to the principal balance and will not be paid until all other classes in the series have been paid in full. The weighted average coupon on CMOs was 8.43% at December 31, 1993.

The Company's investment in CMO residuals amounted to $40.2 million and $51.8 million at December 31, 1993 and 1992, respectively.

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE E - COLLATERALIZED MORTGAGE OBLIGATIONS - CONTINUED

CMOs are summarized as follows:
(Dollar amounts in thousands)

                                                    December 31,
                                         --------------------------------
                                                1993             1992
                                         ----------------   -------------
Collateralized mortgage obligations          $371,332          $578,047
Accrued interest payable                        3,526             5,874
                                         ----------------   -------------
                                              374,858           583,921
Unamortized discounts, net                     (8,972)          (12,064)
                                         ----------------   -------------

Collateralized mortgage obligations, net     $365,886          $571,857
                                         ================   =============

Range of weighted average interest
 rates, by series                        6.51% - 11.00%     8.63% - 10.96%
Range of stated maturities                1998 - 2023        1998 - 2017
Number of series                                   17                 17

During 1993, the Company redeemed two series of CMOs (the "Series"), in accordance with the terms of the indentures governing the Series. The mortgage-backed securities that collateralized the Series were sold and the Company recognized a gain of $917,000. Additionally, in March 1993 and April 1993, the Company issued two new series of CMO's with a total initial balance of $240.2 million.

The estimated fair value of CMOs at December 31, 1993 and 1992 was $393.4 million and $604.0 million, respectively. This estimate was determined based upon quoted market prices from dealers and brokers for securities backed by similar types of loans.

NOTE F - REVERSE-REPURCHASE AGREEMENTS

During April 1993, the Company entered into a $100.0 million reverse-repurchase agreement, which expires in April 1994, to provide the Company with a committed revolving credit facility to finance mortgage loans held for sale. The Company also has obtained credit approval from the same lender to enter into additional reverse-repurchase agreements, associated with the mortgage conduit operation under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction.
The maximum balance outstanding during the year was $1.1 billion and the balance outstanding at December 31, 1993 totaled $779.2 million. These facilities are secured by such loans which the Company ultimately sells in the form of REMIC securities or whole loans. Mortgage loans held for sale securing this facility totaled $793.1 million at December 31, 1993. Adjustable-rate mortgage-backed securities totaling $23.3 million were pledged as collateral for reverse-repurchase agreements at December 31, 1992.

During September 1993, the Company entered into an additional $100.0 million reverse-repurchase agreement, which expires in September 1994, to provide the Company with a committed revolving credit facility to be used to finance the
Company's warehouse lending program.    The balance outstanding at December 31,
1993 totaled $27.4 million. The facility is secured by mortgage loans originated by small- and medium-size mortgage bankers to which the Company advances funds for the period from the closing of the loans until the loans are purchased by a permanent investor.

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE F - REVERSE-REPURCHASE AGREEMENTS - CONTINUED

At December 31, 1993, the outstanding reverse-repurchase transactions had maturities of less than five days with interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). At December 31, 1993, the Company was in compliance with all representations, warranties and covenants of its reverse-repurchase agreements.

NOTE G - INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1993, the components of the Company's deferred tax liability consisted of approximately $6.1 million related to the excess of carrying value assigned to its master servicing fee receivable for financial reporting purposes over the tax value of the asset reduced by approximately $4.3 million of future benefit to be derived from a net operating loss carryforward for tax purposes of approximately $10.7 million, which expires in 2008.

The provision for income tax expense for the year ended December 31, 1993 consists of deferred taxes of $1.3 million and $476,000 for federal and state income tax purposes, respectively. The effective income tax rate included in the Company's financial statements of 41.9% differs from the applicable federal statutory income tax rate of 34.0% because of state tax expense of 7.2% and other items which aggregate 0.7%.

NOTE H - COMMITMENTS AND CONTINGENCIES

Finncial Instruments With Off-Balance Sheet Risk. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business through the production and sale of mortgage loans and the management of interest-rate risk. These instruments include master servicing fees receivable and short-term commitments to extend credit and purchase and sell loans. The instruments involve, to varying degrees, elements of credit and interest-rate risk. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. However, the Company does not anticipate nonperformance by the counterparties. As discussed below, the Company's exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by the mortgagor is limited due to the non-recourse nature of the loans in the servicing portfolio. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

Master Loan Servicing. As of December 31, 1993, the Company was master servicing loans totaling $2.1 billion associated with mortgage-backed securities and whole loans securitizing REMICs, whole loans and CMOs. The Company was master servicing $869.7 million associated with mortgage loans held for sale.

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, any losses in excess of the credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized, the securities are non-recourse to the Company. Typically, the Company has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers.

Properties securing mortgage loans in the Company's master servicing portfolio are geographically dispersed throughout the United States. As of December 31, 1993, approximately 64% of mortgage loans in the Company's master servicing portfolio were secured by properties located in California. No other state contained more than 6% of the properties securing mortgage loans.

Commitments to Purchase Loans. As of December 31, 1993, the Company had entered into commitments to purchase mortgage loans totaling $618.6 million subject to funding of such loans by various mortgage bankers and other financial institutions. After purchase and sale of the mortgage loans, the Company's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described above. The fair value of commitments to purchase loans is estimated to be ($290,000) at December 31, 1993. This estimate is based upon the difference between the current value of similar loans and the price at which the Company has committed to purchase the loans.

Commitments to Sell Loans. As of December 31, 1993, the Company had open commitments amounting to approximately $680.0 million to sell mortgage loans in the first quarter of 1994. These commitments are utilized in delivering mortgage loans held for sale and are considered in the valuation of the mortgage loan inventory. The fair value of commitments to sell loans was estimated to be $1.4 million as of December 31, 1993. This estimate is based upon the difference between the settlement values of those commitments and the quoted market values of the underlying securities.

Revolving Warehouse Lines of Credit Commitments. The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the closing of the loans until sold to permanent investors. At December 31, 1993, the Company had extended lines of credit under this program in the aggregate amount of $206.0 million, of which $92.1 million was outstanding.

NOTE I - SHAREHOLDERS' EQUITY

The Company issued 10,215,000 shares of common stock in July 1993. Net proceeds of this offering amounted to $74.1 million and were used to expand the Company's mortgage conduit and warehouse lending operations.

In December 1993, the Company's shareholders approved an increase in the number of authorized shares of common stock of the Company from 30,000,000 to 60,000,000. Subsequently, the Company issued 7,666,300 shares of common stock. Net proceeds of this offering amounted to $62.0 million and will be used to expand the Company's mortgage conduit operations and other aspects of its new business plan.

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE J -  STOCK OPTION PLAN

The 1985 Stock Option Plan provides for the issuance of non-qualified and incentive stock options to purchase up to 1,090,000 shares of the Company's common stock. Options granted to date are at a per share exercise price equal to the average of the high and low sales prices per share of the Company's common stock on the date of grant. Options granted are exercisable one year from the date of grant and generally terminate five years from the date of grant.

As of December 31, 1993, options to purchase 346,875 shares were exercisable and 47,750 shares were reserved for future grants. Stock option transactions for the three years ended December 31, 1993, 1992 and 1991 are summarized as follows:

      Years ended December 31,                               1993           1992          1991
                                                        -------------    ----------    ----------
      Shares subject to:
        Options at beginning of year..................       558,000       438,625       570,000
          Options granted.............................       206,000       150,000       200,000
          Options canceled............................       (55,000)      (28,750)
          Options exercised...........................      (156,125)       (1,875)     (331,375)
                                                        -------------    ----------    ---------

        Shares Subject to Options at end of  year             552,875       558,000       438,625
                                                        =============    ==========    ==========
      Exercise price:
      Per share for options outstanding at end of year   $4.25-$8.375    $4.25-6.62    $4.25-6.62
      Average per share for options exercised            $       5.26    $     4.25    $     4.25

Two members of the Company's Board of Directors exercised options totaling 126,125 shares during the year ended December 31, 1993. The exercise of these options was financed through the Company. At December 31, 1993 and 1992, the total principal balances of notes receivable relating to the 1993 and prior option exercises by Directors were $1.5 million and $1.1 million respectively; the notes are secured by the common stock issued, have maturities of up to five years and bear interest rates ranging from 4.17% to 7.70% at December 31, 1993.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise the Company on various facets of its business and manage its operations, subject to supervision by the Company's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for the Company as the Manager deems necessary.

           COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE K - RELATED PARTY TRANSACTION  (CONTINUED)

For performing these services, the Manager receives a base management fee of 1/8 of 1% per annum of average invested assets not pledged to secure CMOs. The Manager also receives a subsidiary management fee equal to 3/8 of 1% per annum of the average amounts outstanding under warehouse lines of credit. In addition, the Manager receives incentive compensation equal to 25% of the amount by which the Company's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived all fees pursuant to the above for 1993. Such amounts are reflected as an expense and a corresponding capital contribution in the accompanying financial statements. In addition, in 1993 the Manager absorbed $900,000 of operating expenses incurred in connection with its duties under the Management Agreement. The Company began paying all expenses of the new operations in June 1993. The Manager earned management fees totaling $997,000 and $1.6 million, for the years ended December 31, 1992 and 1991, respectively. The Management Agreement is renewable annually and expires May 15, 1994.

During 1993, the Company purchased approximately $415.0 million in nonconforming mortgage loans from CFC. In addition, as of December 31, 1993, CFC was subservicing approximately $72.7 million in mortgage loans associated with purchased servicing rights.

In 1987 and 1993, the Company entered into servicing agreements appointing CFC as servicer of pools of mortgage loans collaterizing five series of CMOs with outstanding balances of approximately $154.2 million at December 31, 1993. CFC is entitled to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CFC under such agreements were approximately $1.1 million, $290,000 and $462,000 in 1993, 1992 and 1991, respectively.

CFC has extended the Company a $10.0 million line of credit bearing interest at prime and maturing September 30, 1994. At December 31, 1993, there was no outstanding amount under the agreement.

The Manager and CFC are wholly-owned subsidiaries of Countrywide Credit Industries, Inc. ("CCI"), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange. CCI owned 1,100,000 shares or 3.44% of the Company's common stock at December 31, 1993. The Manager owned 20,000 shares of the Company's common stock, which was purchased at inception.

NOTE L - SUBSEQUENT EVENT

On January 27, 1994, the Board of Directors declared a $0.12 cash dividend to be paid on March 1, 1994 to shareholders of record on February 7, 1994.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE M - QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

                                                                 Three Months Ended
                                         -----------------------------------------------------------------
                                           March 31       June 30          September 30      December 31
                                         -----------------------------------------------------------------
   Dollar amounts in thousands
   except per share data:
   Year ended December 31, 1993
     Net revenues                        $  602           $  580               $3,732        $3,947
     Net earnings                           118               54                  564         1,744
     Earnings per share (1)                 .01              .00                  .03           .07
     Dividends per share (2)                .12              .12                  .12           .12

   Year ended December 31,1992
     Net revenues                        $1,907           $2,274               $2,282        $1,127
     Net earnings                         1,255            1,653                1,681           398
     Earnings per share (1)                 .09              .12                  .12           .03
     Dividends per share (2)                .12              .12                  .12           .12

 (1)  Earnings per share are computed independently for each of the quarters presented.
      Therefore the sum of the quarterly earnings per share may not equal the total for the year.

 (2)  Declared for earnings of the period.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                         (Dollar amounts in thousands)


        Column A           Column B         Column C                   Column D                          Column E
- -----------------------  ------------   ----------------   --------------------------------   --------------------------------
                                                                                                      Balance at End
                                                                      Deductions                         of Period
                          Balance at                       --------------------------------   --------------------------------
      Name of            Beginning of                          Amounts          Amounts                              Not
      Debtor                Period          Additions         Collected       Written Off        Current           Current
- -----------------------  ------------   ----------------   ---------------  ---------------   --------------   ---------------
For year ended December 31, 1993 (1)
- ------------------------------------
Jack W. Carlson               $361             $26               $39            $      -            $39              $309
Robert J. Donato               239              16               255                   -              -                 -
Frederick J. Napolitano        361              26                29                   -             40               318
David S. Loeb                   83             594                13                   -             65               599
Angelo R. Mozilo                73               5                 7                   -             10                61
Thomas J. Kearns                 -              45                 -                   -              5                40
                            ------            ----              ----            --------           ----            ------
                            $1,117            $712              $343            $      -           $159            $1,327
                            ======            ====              ====            ========           ====            ======

For year ended December 31, 1992 (1)
- ------------------------------------
Jack W. Carlson               $378             $26              $ 43            $      -           $ 39              $322
Robert J. Donato               248              18                27                   -             32               207
Frederick J. Napolitano        377              27                43                   -             39               322
Harley W. Snyder               248               3               251                   -              -                 -
David S. Loeb                   86               7                10                   -              8                75
Angelo R. Mozilo                78               6                11                   -             10                63
                            ------            ----              ----            --------           ----            ------
                            $1,415             $87              $385            $      -           $128              $989
                            ======            ====              ====            ========           ====            ======

For year ended December 31, 1991 (1)
- ------------------------------------
Jack W. Carlson               $132            $282              $ 36            $      -           $ 56              $322
Robert J. Donato                91             282               125                   -             46               202
Frederick J. Napolitano        131             282                36                   -             56               321
Harley W. Snyder               134             282               168                   -             46               202
David S. Loeb                    -              86                 -                   -             13                73
Angelo R. Mozilo                 -              86                 8                   -             14                64
                            ------            ----              ----            --------           ----            ------
                              $488          $1,300              $373            $      -           $231            $1,184
                            ======            ====              ====            ========           ====            ======

(1) The notes receivable are secured by Common Stock of the Company, have interest rates of up to 7.70% per annum as of December 31, 1993 and have original maturities of five years. Cash dividends on the Common Stock pledged for these notes are used first to pay accrued interest and second to reduce the outstanding principal of the notes.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (PARENT COMPANY ONLY)

                                BALANCE SHEETS
                         (Dollar amounts in thousands)


                                                    December 31,
                                                 --------------------
                                                   1993       1992
                                                 --------  ----------
A S S E T S

Cash                                             $  1,806  $       20
Mortgage assets
  Mortgage loans held for sale                    794,132           -
  Adjustable-rate mortgage-backed securities            -      87,509
Investment in subsidiaries (1)                     76,218      82,113
Due from affiliates                               120,124           -
Other assets                                        5,795       2,819
                                                 --------    --------
    Total assets                                 $998,075    $172,461
                                                 ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                    $742,911    $ 21,950
Accounts payable and accrued liabilities            4,556         287
Due to affilates                                        -      30,229
                                                 --------    --------
    Total liabilities                             747,467      52,466

Commitments and contingencies                           -           -

Shareholders' equity

  Common stock                                        320         140
  Additional paid-in capital                      256,587     119,450
  Accumulated (deficit) earnings                   (6,299)        405
                                                 --------    --------
    Total shareholders' equity                    250,608     119,995
                                                 --------    --------
  Total liabilities and shareholders' equity     $998,075    $172,461
                                                 ========    ========

- -------------------
(1) The Company has received cash dividends from its subsidiaries of $9,858 and $8,803 for the years ended December 31, 1993 and 1992, respectively.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                                  (Continued)

                            STATEMENTS OF EARNINGS
                         (Dollar amounts in thousands)


                                                                           Year ended December 31,
                                                            ---------------------------------------------------
                                                                 1993               1992               1991
                                                            -------------      -------------      --------------
REVENUES

        Interest income                                         $19,366             $37,378             $41,771
        Interest expense                                          9,673              26,731              31,170
                                                            -------------      -------------      --------------
                Net interest income                               9,693              10,647              10,601
        Gain on sale of mortgage-backed securities                   -                7,831                 735
        Equity in net (loss) earnings of subsidiaries            (5,659)            (11,579)              1,821
                                                            -------------      -------------      --------------
                Net revenue                                       4,034               6,899              13,157
                                                            -------------      -------------      --------------
EXPENSES

        General and administrative                                1,242               1,169               1,028
        Management fees to affiliate                                312                 743               1,262
                                                            -------------      -------------      --------------
                Total expenses                                    1,554               1,912               2,290
                                                            -------------      -------------      --------------

NET EARNINGS                                                      $2,480             $4,987             $10,867
                                                            =============     ==============     ===============
EARNINGS PER SHARE                                                 $0.13              $0.36               $0.78
                                                            =============     ==============     ===============
Weighted average shares outstanding                           18,578,307         13,978,683          13,924,326
                                                            =============     ==============     ===============

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                                  (Continued)

                           STATEMENTS OF CASH FLOWS
                        (Dollar amounts in thousands)

                                                  Year ended December 31,
                                            ---------------------------------
                                              1993        1992        1991
                                            ---------   ---------   ---------
Cash flows from operating activities:
  Net earnings                              $   2,480   $   4,987   $  10,867
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Equity in net loss (earnings) of
      subsidiaries                              5,659      11,579      (1,821)
     Amortization                                  43       3,015       2,319
     Gain on sale of mortgage-backed
      securities                                    -      (7,831)       (735)
     Capital contribution by manager              400           -           -
     (Increase) decrease in due from/due
      to affiliate                           (150,353)      1,349       3,989
     Decrease in other assets and
      liabilities                               1,186      14,733      66,708
                                           ----------    --------    --------
        Net cash (used in) provided by
         operating activities                (140,585)     27,832      81,327
                                           ----------    --------    --------

Cash flows from investing activities:
  Decrease (increase) in short-term
   investments                                      -       8,276      (3,298)
  Purchases of mortgage loans and
   securities                              (3,202,897)   (326,410)   (972,693)
  Purchases of mortgage loans
   subsequently securitized                  (248,222)
  Proceeds from sale of mortgage
   loans and securities                     2,725,700     880,911     513,276
  Principal payments on mortgage
   loans and securities                        18,791      74,898      93,556
  Investment in subsidiaries                   (9,553)          -           -
  Dividends received from subsidiaries          9,858       8,803       2,458
                                           ----------    --------    --------
     Net cash (used in) provided by
      investing activities                   (706,323)    646,478    (366,701)
                                           ----------    --------    --------
Cash flows from financing activities:
  Net proceeds (repayments) of
   reverse-repurchase agreements              720,961    (666,910)    294,804
  Net proceeds from issuance of common
   stock                                      136,917           -       1,409
  Cash dividends paid                          (9,184)     (7,409)    (11,020)
                                           ----------    --------    --------
  Net cash provided by (used in)
   financing activities                       848,694    (674,319)    285,193
                                           ----------    --------    --------
Net increase (decrease) in cash                 1,786          (9)       (181)
Cash at beginning of period                        20          29         210
                                           ----------    --------    --------
Cash at end of period                          $1,806         $20         $29
                                           ==========    ========    ========
Supplemental cash flow information:
Cash paid for interest                         $9,582     $24,309     $28,740
                                           ==========    ========    ========
Cash paid for income taxes                          -           -           -
                                           ==========    ========    ========

          COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                         (Dollar amounts in thousands)

           Column A                    Column B           Column C          Column D          Column E            Column F
- -------------------------------     ----------------    ------------    -----------------  ---------------  ------------------
                                                                            Maximum           Average            Weighted
                                                          Weighted           amount           amount             average
                                                          average          outstanding      outstanding        interest rate
     Category of aggregate             Balance at         interest         during the       during the          during the
     short-term borrowings            end of period         rate              period          period(1)           period(2)
- -------------------------------     -----------------   ------------    -----------------  ---------------   -----------------
 Year ended December 31, 1993
    Reverse-repurchase
       agreements                       $806,557            4.67%           $1,142,286        $370,739             3.89%
                                    -----------------   ------------    -----------------  ---------------   -----------------
                                        $806,557            4.67%           $1,142,286        $370,739             3.89%
                                    =================   ============    =================  ===============   =================

 Year ended December 31, 1992
    Reverse-repurchase
       agreements                        $21,950            4.00%              $796,001       $548,903             4.35%
                                    -----------------   ------------    -----------------  ---------------   -----------------
                                         $21,950            4.00%              $796,001       $548,903             4.35%
                                    =================   ============    =================  ===============   =================

 Year ended December 31, 1991
    Reverse-repurchase
       agreements                       $688,860            5.29%              $688,860       $485,346             5.88%
                                    -----------------   ------------    -----------------  ---------------   -----------------
                                        $688,860            5.29%              $688,860       $485,346             5.88%
                                    =================   ============    =================  ===============   =================


- -------------------------
(1) Calculation of average amount outstanding during the period based upon the monthly weighted average principal balance of borrowings.

(2) Calculation of weighted average interest rate during the period based upon the monthly weighted average principal balance of borrowings divided into total interest charges on such borrowings.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                 SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                         (Dollar amounts in thousands)

                               December 31, 1993

     Column A               Column B           Column C           Column D         Column E             Column F
- ------------------------  -----------   ---------------------  --------------  -----------------  --------------------
                                                                  Principal
                                                                    Amount
                                                                   of Loans
Range of                                   (1)(2)(3)(4)(6)(9)     Subject to       Amount of
Carrying        Number                          Carrying          Delinquent        Mortgage
Amounts           of          Prior             Amount of          Principal          Being            Range of
of Mortgages    Loans         Liens             Mortgages        or Interest(7)    Foreclosed(8)     Interest Rates(5)
- ------------   -------        -----         -----------------    --------------    -------------     -----------------
$0-$50           4             $0                  $193                $0              $0              7.000-7.7500
50-100          143             0                12,556                 0               0              3.250-10.125
101-150         475             0                59,894               584               0              3.250-10.750
151-200         434             0                76,058             3,255             159              3.125-11.000
201-250         881             0               201,528             2,486             446              3.250-11.000
251-300         723             0               198,658             1,673             255              3.125-10.750
301-350         397             0               129,407                 0               0               3.125-9.750
351-400         194             0                73,181                 0               0               3.375-8.750
401-450         132             0                56,365               431               0               3.250-8.500
451-500         126             0                60,721                 0               0               3.500-9.125
501-550          61             0                32,250                 0               0               4.000-8.750
551-600          75             0                43,781               579               0               3.500-8.625
601-650          58             0                36,706                 0               0               3.875-8.500
651-700           9             0                 6,167                 0               0               4.625-7.750
701-750          19             0                14,018                 0               0               4.375-8.000
751-800           4             0                 3,084                 0               0               4.500-7.875
801-850           4             0                 3,329                 0               0               4.000-7.375
851-900           4             0                 3,520                 0               0               5.000-7.250
901-950           3             0                 2,783                 0               0               4.875-7.000
951-1,000         9             0                 8,892                 0               0               4.500-7.750
over 1,000        1             0                 1,200                 0               0                  4.875
                -----          --            ----------            ------            ----
                3,756          $0            $1,024,292            $9,008            $861
                =====          ==                                  ======            ====
Premium                                           5,165
                                             ----------
                                             $1,029,457
                                             ==========

- --------------------
(1) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(2) Total mortgage loans comprised of $870,140 of mortgage loans held for sale and $154,152 of whole loans pledged as collateral for CMOs.
(3) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1993 is as follows:
     California 70% with no other state comprising more than 14%.
(4)  The aggregate cost for federal income tax purposes is $1,029,457.
(5) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(6) $ 415.0 million of mortgage loans purchased during 1993 were acquired from CFC, an affiliate of the Company's Manager.
(7) $5.8 million of the total principal amount of loans subject to delinquent principal or interest is related to Pre-1993 CMOs.
(8) Of the total amount of mortgages being foreclosed, $606 is related to Pre-1993 CMOs and $255 is related to CMOs issued in 1993. Generally, any default of a mortgage loan which is the basis of a foreclosure action is covered (up to an aggregate benefit limit) under a pool insurance policy provided by a private mortgage insurer.

(9)  Balance at beginning of period                                                     $85,353
         Additions during period:
            New mortgage loans                                                        3,420,202
                                                                                     ----------
                                                                                      3,505,555
         Deductions during period:
            Sales of mortgage loans                                 2,260,739
            Collections of principal                                  220,524         2,481,263
                                                                                     ----------
      Balance at close of period                                                     $1,024,292
                                                                                     ==========