Form 10-Q
period 1994-03-31
COUNTRYWIDE MORTGAGE INVESTMENTS INC /DE
filed 1994-05-13
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1994

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _____________ to ______________

                         Commission File Number 1-8972

                     COUNTRYWIDE MORTGAGE INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  95-3983415


(State or other jurisdiction of          (I. R. S. Employer Identification No.)
 incorporation or organization)

35 NORTH LAKE AVENUE, PASADENA,                       91101-1857
           CALIFORNIA                                 (Zip Code)
(Address of principal executive
            offices)

       Registrant's telephone number, including area code (800) 669-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes     X    No
                                        --------   --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Common stock outstanding as of March 31, 1994:  32,132,044 shares

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


Countrywide Mortgage Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands)

                                                                  March 31, 1994    December 31,  1993
                                                                 ----------------   ------------------
                                                                   (Unaudited)
ASSETS
Mortgage assets
  Mortgage loans held for sale                                          $913,441              $872,490
  Collateral for CMOs (market value $320,967 in 1994 and
   $413,000 in 1993)                                                     323,974               402,503
Revolving warehouse lines of credit                                       67,160                92,058
Cash                                                                       5,700                 6,866
Master servicing fees receivable                                          93,453                45,237
Other assets                                                              26,005                20,999
                                                                 ----------------      ----------------
    Total assets                                                 $     1,429,733       $     1,440,153
                                                                 ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                           $867,830              $806,557
Collateralized mortgage obligations                                      289,882               365,886
Accounts payable and accrued liabilities                                  19,640                17,102
                                                                 ----------------      ----------------
    Total liabilities                                                  1,177,352             1,189,545

Commitments and contingencies                                                  -                     -

Shareholders' equity

  Common stock - authorized, 60,000,000 shares of
   $.01 par value; issued and outstanding, 32,132,044 shares
   in 1994 and 32,020,484 in 1993                                            321                   320
  Additional paid-in capital                                             257,162               256,587
  Cumulative earnings                                                     77,359                72,306
  Cumulative distributions to shareholders                               (82,461)              (78,605)
                                                                 ----------------      ----------------
    Total shareholders' equity                                           252,381               250,608
                                                                 ----------------      ----------------
  Total liabilities and shareholders' equity                      $    1,429,733       $     1,440,153
                                                                 ================      ================

The accompanying notes are an integral part of these statements.

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)
(Unaudited)

                                                        Three Months  Ended March 31,
                                                        -----------------------------
                                                            1994            1993
                                                        ------------     ------------
REVENUES

  Interest income
    Mortgage loans held for sale                         $   18,320       $    1,455
    Collateral for CMOs                                       6,249           11,481
    Revolving warehouse lines of credit                       1,641               -
    Adjustable-rate mortgage-backed securities                   -               674
                                                        -----------      -----------
      Total interest income                                  26,210           13,610

  Interest expense
    Reverse-repurchase agreements                            10,973              504
    Collateralized mortgage obligations                       8,643           13,421
                                                        -----------      -----------
      Total interest expense                                 19,616           13,925

        Net interest income (expense)                         6,594             (315)

  Master servicing income                                     3,450               -
  Master servicing and servicing hedge amortization          (5,097)              -
                                                        -----------      -----------
        Net master servicing expense                         (1,647)              -

  Gain on sale of mortgage loans and securities               4,677              917
                                                        -----------      -----------
        Net revenues                                          9,624              602

EXPENSES

  Salaries and related expenses                               1,712               -
  General and administrative                                  1,439              376
  Management fees to affiliate                                  112              108
                                                        -----------      -----------
        Total expenses                                        3,263              484
                                                        -----------      -----------
Earnings before income taxes                                  6,361              118

  Provision for income taxes                                  1,308               -
                                                        -----------      -----------
NET EARNINGS                                            $     5,053      $       118
                                                        ===========      ===========

EARNINGS PER SHARE                                            $0.16            $0.01
                                                        ===========      ===========
Weighted average shares outstanding                      32,107,771       13,980,792
                                                        ===========      ===========

The accompanying notes are an integral part of these statements.

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                     Three Months Ended March 31,
                                                                    ------------------------------
                                                                        1994               1993
                                                                    --------------     -----------
Cash flows from operating activities:
 Net earnings                                                       $     5,053        $     118
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Amortization                                                          7,812            1,537
    Gain on sale of mortgage loans and securities                        (4,677)            (917)
    Change in other assets and liabilities                               (4,285)          (5,613)
                                                                    ------------     -----------
    Net cash provided by (used in) operating activities                   3,903           (4,875)

Cash flows from investing activities:
 Collateral for CMOs:
  Purchases of mortgage loans subsequently securitized                       -          (145,746)
  Principal payments on collateral                                       70,417           93,560
  Net change in GICs held by trustees                                     6,374           20,441
  Proceeds from sale of collateral for CMOs, net                             -             2,641
                                                                    ------------     -----------
                                                                         76,791          (29,104)

 Decrease in short term investments                                          -           (24,000)
 Purchases of mortgage loans held for sale                           (1,760,228)        (105,291)
 Proceeds from sale of mortgage loans and securities                  1,695,372           86,669
 Principal payments on mortgage loans and securities                     28,584               -
 Net increase in revolving warehouse lines of credit                     24,898               -
 Investment in master servicing fees receivable                         (51,980)              -
                                                                    ------------     -----------
    Net cash provided by (used in) investing activities                  13,437          (42,622)

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                        -          143,160
  Principal payments on securities                                      (76,499)        (109,977)
                                                                    ------------     -----------
                                                                        (76,499)          33,183

 Net proceeds of reverse-repurchase agreements                           61,273           45,477
 Net proceeds from issuance of common stock                                 576               -
 Cash dividends paid                                                     (3,856)          (1,678)
                                                                    ------------     -----------
    Net cash (used in) provided by financing activities                 (18,506)          76,982
                                                                    ------------     -----------

Net (decrease) increase in cash                                          (1,166)          29,485
Cash at beginning of period                                               6,866               27
                                                                    ------------     -----------
Cash at end of period                                               $     5,700       $   29,512
                                                                    ============     ===========

 Supplemental cash flow information:
    Cash paid for interest                                          $    16,261       $   14,282
                                                                    ============     ===========
    Cash paid for income taxes                                      $       800               -
                                                                    ============     ===========

The accompanying notes are an integral part of these statements.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Countrywide Mortgage Investments, Inc. ("CMI") and each of the entities that is consolidated with CMI for financial reporting purposes (collectively, the "Company"). The Company's mortgage loan conduit operations are primarily conducted through Countrywide Mortgage Conduit, Inc. ("CMC"), a taxable corporation that is consolidated with CMI for financial reporting purposes but is not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the financial statements for the period ended March 31, 1993 to conform to the March 31, 1994 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


NOTE B - NEW OPERATION

During February and July of 1993, the Company commenced operations of its mortgage loan conduit, CMC, and its warehouse lending program respectively. Through its mortgage loan conduit operations, the Company purchases jumbo and other non-conforming loans from mortgage bankers and other financial institutions which generally retain the mortgage loan servicing rights. During the first three months of 1994, the Company purchased $1.8 billion of such mortgage loans. The loans purchased were financed on an interim basis using short-term borrowings in the form of reverse-repurchase agreements which borrowings amounted to $867.8 million at March 31, 1994. In general, the Company ultimately sells the loans in the form of real estate mortgage investment conduits ("REMICs") or, alternatively, invests in the loans on a long-term basis using financing provided by collateralized mortgage obligations ("CMOs"). During the first three months of 1994, the Company sold $1.7 billion of mortgage loans through the issuance of REMIC securities. At March 31, 1994, the Company was committed to sell approximately $460.0 million of mortgage loans in connection with the issuance of REMIC securities and whole loan sales in the second quarter of 1994.

The Company's warehouse lending program provides secured short-term revolving financing to small and medium size mortgage bankers to finance mortgage loans from the closing of the loan until it is sold to a permanent investor. At March 31, 1994, the Company had extended committed lines of credit under this program in the aggregate amount of $256.5 million, of which $67.2 million was outstanding.

NOTE C - MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are carried at the lower of cost or estimated market value determined on an aggregate basis. The cost of mortgage loans is adjusted by gains and losses generated from corresponding hedging transactions entered into to protect the inventory value from increases in interest rates. Hedge positions are also used to protect the pipeline of loan purchases in process from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value. At March 31, 1994, these investments had an approximate market value of $913.4 million and a cost of $930.4 million.


NOTE D  -  COLLATERAL FOR CMOS

Collateral for CMOs consists of fixed-rate mortgage loans secured by first liens (enforceable through foreclosure proceedings) on one-to-four family residential real estate and of mortgage-backed securities supported by pools of such mortgage loans. All principal and interest on the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available
for payment on the CMOs.   Generally, any default on a mortgage loan which is
the basis for a foreclosure action is covered (up to an aggregate benefit limit) under a pool insurance policy provided by a private mortgage insurer. Furthermore, the Company's mortgage-backed securities are guaranteed as to the repayment of principal and interest of the underlying mortgages by the Federal Home Loan Mortgage Corporation. The maximum amount of credit risk related to the Company's investment in mortgage loans is represented by the outstanding principal balance of the mortgage loans plus accrued interest.

Collateral for CMOs is summarized as follows:
(Dollar amounts in thousands)

                                          March 31,   December 31,
                                            1994         1993
                                          --------    -----------
            Mortgage loans                $122,517       $154,152
            Mortgage-backed securities     179,076        217,856
            GICs held by trustees           15,295         21,670
            Accrued interest receivable      3,350          4,337
                                          --------       --------
                                           320,238        398,015
            Unamortized premiums, net        3,736          4,488
                                          --------       --------
            Collateral for CMOs           $323,974       $402,503
                                          ========       ========

The mortgage loans and mortgage-backed securities, together with guaranteed investment contracts ("GICs"), which are all held by trustees, collateralized 17 series of CMOs at March 31, 1994. A time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date the Company actually receives the cash related to the prepayment. During this interim period, the Company does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid.

As of March 31, 1994 and December 31, 1993, the aggregate market value of collateral for CMOs was estimated to be $321.0 million and $413.0 million, respectively. This estimate was determined based upon quoted market prices from dealers and brokers for securities backed by similar types of loans. Collateral for CMOs cannot be sold until the related obligations mature or are otherwise paid or redeemed. As a consequence, the aggregate market values indicated above may not be realizable. As a real estate investment trust ("REIT"), the Company's ability to sell these assets for gain also is subject to restrictions under the Internal Revenue Code and any such sale may result in substantial additional tax liability.

NOTE E - MASTER SERVICING FEES RECEIVABLE

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


NOTE F - INCOME TAXES

The Company intends to operate so as to continue to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of its stock, requirements concerning distribution of taxable income and certain restrictions on the nature of its assets and sources of income. A REIT must distribute at least 95% of its taxable income to its shareholders, the distribution of which may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Accordingly, no provision for income taxes has been made for the parent company and its qualified REIT subsidiaries. If in any tax year the Company should not qualify as a REIT, it would be taxed as a corporation and distributions to the shareholders would not be deductible in computing taxable income. If the Company would fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

The provision for income taxes in the accompanying financial statements is computed using the liability method and relates only to the earnings of CMC, a taxable corporation that is consolidated with CMI for financial reporting purposes but is not consolidated for income tax purposes. Taxable earnings of CMC are subject to state and federal income taxes at the applicable statutory rates.

NOTE G - SUBSEQUENT EVENTS

On April 19, 1994, the Board of Directors declared a cash dividend of $0.16 per share to be paid on May 24, 1994 to shareholders of record on May 2, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the first quarter of 1993, the Company commenced operations of a mortgage loan conduit which purchases mortgage loans from eligible sellers who generally retain the servicing rights. These activities are primarily conducted through the Company's taxable subsidiary, Countrywide Mortgage Conduit, Inc. ("CMC"). The Company generally purchases mortgage loans originated in regions of the country with higher volumes of jumbo and non-conforming mortgage loans, including California. As the mortgage loans are accumulated, they are generally financed through short-term borrowing sources such as reverse-repurchase agreements. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, the loans are securitized through the issuance of mortgage-backed securities in the form of real estate mortgage investment conduits ("REMICS") or collateralized mortgage obligations ("CMOs") or resold in bulk whole loan sales. The Company's principal sources of revenue from its new mortgage conduit operations are the net interest income earned from holding the mortgage loans during the accumulation phase and gains or losses on the REMIC or whole loan sale transactions. Alternatively, if the Company elects to invest in the mortgage loans on a long-term basis using financing provided by CMOs, the Company recognizes a net yield on these investments over time. In addition, the Company earns fee income and net interest income through its warehouse lending program which provides warehouse lines of credit to third party mortgage loan originators.

Historically, the Company's principal source of earnings has been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans as discussed below.

During all of 1993 and the first quarter of 1994, low mortgage interest rates resulted in continued high prepayment rates which adversely impacted the net interest earned on the CMO Portfolio. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. The CMO Portfolio experienced substantial prepayments which resulted in significantly decreased net earnings, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. Continued negative performance of the CMO Portfolio will adversely impact the future earnings of the Company. Although an increase in interest rates may decrease prepayments and mitigate the negative impact on the Company's earnings from its CMO Portfolio, higher interest rates may otherwise adversely affect the Company's new mortgage conduit and warehouse lending operations.


FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: Through its mortgage loan conduit operations, the Company purchases jumbo and other nonconforming loans from mortgage bankers and other financial institutions which generally retain the mortgage loan servicing rights. During the quarter ended March 31, 1994, the Company purchased $1.8 billion of such mortgage loans, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-
repurchase agreements.   In general, the Company sells the loans in the form of
REMICs or whole loan sales or alternatively, invests in the loans on a long-term basis using financing provided by CMOs. During the quarter ended March 31, 1994, the Company sold $1.7 billion of mortgage loans through the issuance of REMIC securities and the bulk sale of whole loans. At March 31, 1994, the Company was committed to sell approximately $460.0 million of mortgage loans in connection with the issuance of REMIC securities and the sale of whole loans in the second quarter of 1994.

The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the closing of the loan until it is sold to a permanent investor. At March 31, 1994, the Company had extended committed lines of credit under this program in the aggregate amount of $256.5 million, of which $67.2 million was outstanding. Reverse-repurchase agreements associated with the financing of warehouse lines of credit and mortgage loans held for sale totaled $867.8 million at March 31, 1994.

CMO PORTFOLIO: As of March 31, 1994, the CMO Portfolio was comprised of 15 series of CMOs issued from the Company's inception through 1990 ("Pre-1993 CMO Portfolio"). In 1993, two new series of CMOs were issued in connection with the Company's new mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.

Collateral for CMOs decreased from $402.5 million at December 31, 1993 to $324.0 million at March 31, 1994. This decrease of $78.5 million included repayments (including prepayments and premium and discount amortization) of $71.1 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $6.4 million and $987,000 respectively. The Company's CMOs outstanding decreased to $289.9 million at March 31, 1994 from $365.9 million at December 31, 1993. This decrease of $76.0 million resulted from principal payments (including discount amortization) on CMOs of $75.2 million and a decrease in accrued interest payable on CMOs of $800,000.

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

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1994 COMPARED TO QUARTER ENDED MARCH 31, 1993

NET EARNINGS: The Company's net earnings were $5.1 million or $0.16 per share, based on 32,107,771 weighted average shares outstanding for the quarter ended March 31, 1994 compared to $118,000 or $0.01 per share, based on 13,980,792 weighted average shares outstanding for the quarter ended March 31, 1993. The increase in net earnings of $4.9 million was due to an increase in earnings of $6.1 million associated with the Company's new mortgage conduit and warehouse lending operations offset by a decrease in earnings of $1.2 million primarily associated with the Pre-1993 CMO Portfolio. In addition, the Company's fixed organizational expenses decreased by $66,000.

The decrease in net earnings on the Pre-1993 CMO and ARM Portfolios was primarily due to decreases in net interest income and gains of approximately $200,000 and $900,000, respectively. The increase in earnings associated with the operation of the Company's new mortgage loan conduit and warehouse lending program were primarily due to an increase in net interest income and net master servicing expense of $5.7 million and an increase in gains of $4.4 million, offset by an increase in expenses of $2.7 million and a provision for income taxes of $1.3 million. The provision for income taxes for the three months ended March 31, 1994 was made because the earnings of CMC are subject to state and federal income tax.

The net earnings of the Company for the quarter ended March 31, 1993 did not include certain personnel and other operating expenses which were absorbed by Countrywide Asset Management Corporation, the manager of the Company (the "Manager"), under the terms of its Management Agreement. The Company began paying all expenses of its new operations in June 1993.

INTEREST INCOME:   Total interest income was $26.2 million for the quarter ended
March 31, 1994 and $13.6 million for the quarter ended March 31, 1993. This increase in interest income of $12.6 million is due to an increase in interest on mortgage loans held for sale and interest on revolving warehouse lines of credit of $16.9 million and $1.6 million, respectively, offset by a decrease in interest income on collateral for CMOs and adjustable-rate mortgage-backed securities of $5.2 million and $700,000 respectively.

Interest income earned on mortgage loans held for sale and revolving warehouse lines of credit was $18.3 million and $1.6 million, respectively, for the first quarter of 1994. The average principal balance of mortgage loans held for sale and revolving warehouse lines of credit outstanding approximated $1.1 billion and $88.3 million, respectively, for the first quarter of 1994 and earned interest at an effective yield of approximately 6.50% and 7.44%, respectively. The conduit and warehouse lending operations commenced in February and July of 1993, respectively; therefore, there was an insignificant amount of income in the first quarter of 1993 related to these operations.

Interest income on collateral for CMOs was $6.2 million and $11.5 million for the quarters ended March 31, 1994 and 1993, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $529.4 million for the quarter ended March 31, 1993 to $340.9 million for the quarter ended March 31, 1994, combined with a decrease in the effective yield earned on the collateral from 8.68% in the first quarter of 1993 to 7.33% in the first quarter of 1994. The decrease in the average balance of collateral for CMOs and the effective interest yield earned thereon was due to the continued low interest rate environment experienced throughout 1993 and the first quarter of 1994. This low interest rate environment resulted in significant prepayment activity. In a declining interest rate environment, loans with higher interest rates prepay faster than loans with lower interest rates, resulting in a lower overall effective yield. In addition, the interest income was reduced on collateral for CMOs by the amortization of premiums paid in connection with acquiring the portfolio and a delay in the receipt of prepayments and temporary investment in lower yielding short-term investments (GICs) until such amounts were used to repay CMOs.

Interest income on adjustable-rate mortgage securities amounted to $674,000 in the first quarter of 1993. These securities were liquidated during that same quarter. The net proceeds from the sale of these securities were deployed in the new mortgage loan conduit and warehouse lending operations.

INTEREST EXPENSE: For the three months ended March 31, 1994 and 1993, total interest expense was $19.6 million and $13.9 million, respectively. This increase in interest expense of $5.7 million was due to an increase in interest expense on reverse-repurchase agreements of $10.5 million offset by a decrease in interest expense on CMOs of $4.8 million.

Interest expense on reverse-repurchase agreements financing mortgage loans held for sale and revolving warehouse lines of credit was $11.0 million or 4.29% of the average balance outstanding for the three months ended March 31, 1994.

Interest expense on CMOs was $8.6 million and $13.4 million for the three months ended March 31, 1994 and 1993, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $500.4 million for the quarter ended March 31, 1993 to $330.2 million for the quarter ended March 31, 1994 and a decrease in the weighted average cost of CMOs from 10.73% in the first quarter of 1993 to 10.47% in the first quarter of 1994. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. In general, the class of each series of CMO with the shortest maturity receives all principal payments until it is repaid in full. After the first class is retired, the second class will receive all principal payments until retired and so forth. The CMO bonds issued prior to 1993 were structured with the shortest maturity class generally having the lowest interest rate and interest rates increasing as the maturity of the class increased. Therefore, prepayments generally must be applied to the class with the lowest interest rate, resulting in repayment of CMO classes with relatively low interest rates and increasing
the weighted average interest rate of the remaining outstanding CMOs.   However,
the two CMOs issued in March and April of 1993 have much lower interest rates than the Pre-1993 CMO Portfolio and represent a higher portion of the average CMO balance for the first quarter of 1994 compared to 1993, resulting in a decrease in the weighted average cost of the CMO Portfolio.

MASTER SERVICING EXPENSE, NET: During 1993, as a result of the new mortgage conduit operations, the Company began earning master servicing fee income. At March 31, 1994, the Company master serviced loans with principal balances aggregating $4.6 billion. The growth in the Company's master servicing portfolio during the first quarter of 1994 was the result of loan production volume from the Company's new conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's master servicing portfolio at March 31, 1994 was 7.17%. It is the Company's strategy to build and retain its master servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that master servicing income is countercyclical to loan production income. In periods of rising interest rates, prepayments tend to decline and income from the master servicing portfolio should increase. In periods of decreasing interest rates, prepayments tend to increase. To mitigate the effect on earnings of higher amortization (which is deducted from master servicing income) resulting from increased prepayment activity, the Company purchases call options that increase in value when interest rates decline. Master servicing income was $3.5 million for the three months ended March 31, 1994. This was offset by amortization of master servicing fees and servicing hedge of $5.1 million resulting in a net master servicing expense of $1.6 million for the first quarter of 1994.

SALARIES AND RELATED EXPENSES: Salaries and related expenses were $1.7 million for the three months ended March 31, 1994. The Company incurred no salaries and
related expense during the three months ended March 31, 1993.   This increase
was associated with the implementation of the Company's new mortgage conduit and warehouse lending operations. As of March 31, 1994, the Manager employed approximately 92 employees dedicated to the Company's operations whereas in the prior year there were approximately two. Prior to the implementation of the new business plan, personnel costs were minimal due to the passive nature of operations and were absorbed by the Manager as a component of the management fee.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended March 31, 1994 and 1993 were $1.4 million and $400,000, respectively. This increase of $1.0 million was primarily attributed to costs related to the new mortgage conduit and warehouse lending operations. The Company anticipates that expenses will continue to increase as the new operations expand and develop. Included in the above amounts are approximately $160,000 and $46,000 attributable to the administration of CMOs for the three months ended March 31, 1994 and 1993, respectively. The increase is primarily attributable to two additional CMOs that were issued during the first half of 1993.

MANAGEMENT FEES:   For the three months ended March 31, 1994, management fees were $112,000 compared to $108,000 for the three months ended March 31, 1993. Under the agreement with the Company's Manager, management fees for 1993 were waived. Accordingly, such fees were reflected as an expense and a corresponding capital contribution for the quarter ended March 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has used proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with new mortgage conduit operations, the Company has begun to issue REMIC securities through CMC to help meet such needs. The Company may also borrow collateral or funds from Countrywide Funding Corporation ("CFC") to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings are made pursuant to a $10.0 million one-year, unsecured line of credit which expires on September 30,

1994 subject to extension by CFC and the Company. As of March 31, 1994, the Company had no outstanding borrowings under this agreement. The Company has established a committed reverse-repurchase facility with an aggregate amount of up to $100.0 million for its mortgage conduit operations, which is in the process of being renewed, and an additional facility in the aggregate amount of up to $100.0 million for its warehouse lending program that expires in September 1994. The Company also has obtained credit approval from the same lender to enter into additional reverse repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. The maximum balance outstanding during the first quarter of 1994 was $1.4 billion and as of March 31, 1994 the Company had entered into reverse-repurchase agreements with an aggregate of $867.8 million outstanding. In February 1994, the Company signed a commitment letter for a master repurchase agreement to provide a committed short-term credit line in the amount of $500.0 million and an additional $300.0 million on an uncommitted basis. The agreement expires in January 1996. In May 1994, the Company signed another commitment letter for a master repurchase agreement to provide a committed short-term credit line in the amount of $300.0 million. The agreement expires in May 1996. The Company, to the extent permitted by its by-laws, may issue other debt securities or incur other types of indebtedness from time to time.

The collateral maintenance requirements under reverse-repurchase agreements could adversely affect the Company's liquidity in the event of a significant decrease in the market value of the mortgage portfolio financed under such reverse-repurchase agreements. However, the Company has implemented a hedging strategy for its mortgage portfolio which to some extent may mitigate the effect of adverse market movement.

The REIT provisions of the Internal Revenue Code restrict the Company's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio by requiring the Company to distribute to its shareholders substantially all of its income from operations.

Management believes that the cash flow from operations and the current and potential financing arrangements are sufficient to meet current liquidity requirements.


INFLATION

Interest rates often increase during periods of rising inflation. Higher interest rates may depress the market value of the Company's investment portfolio if the yield on such investments does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for its investments that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on investments that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgages prepay. A decrease in the rate of prepayments may lengthen the estimated average lives of the underlying mortgages supporting master servicing fees receivable and for classes of the CMOs issued by the Company and may result in higher residual cash flows from the CMOs than would otherwise have been obtained. However, higher rates of interest may also discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the company's mortgage conduit operations.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         --------

             None

         Reports on Form 8-K.
         --------------------

             None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 12, 1994.



                              COUNTRYWIDE MORTGAGE INVESTMENTS, INC.




                              By:    /Michael W. Perry
                                     -----------------
                                      Michael W. Perry
                                      Senior Vice President and Chief Operating
                                      Officer



                              By:    /Carmella L. Grahn
                                     -------------------
                                      Carmella L. Grahn
                                      Chief Accounting Officer