Form 10-Q
period 1994-06-30
COUNTRYWIDE MORTGAGE INVESTMENTS INC /DE
filed 1994-08-12
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1994

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number 1-8972

                          CWM  MORTGAGE HOLDINGS, INC.
               (Formerly Countrywide Mortgage Investments, Inc.)
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        95-3983415
(State or other jurisdiction of                      (I. R. S. Employer
 incorporation or organization)                       Identification No.)


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

        Common stock outstanding as of June 30, 1994:  32,145,031 shares

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CWM Mortgage Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands)
(Unaudited)

                                                                  June 30, 1994        December 31,  1993
                                                                 ---------------       ------------------
ASSETS

Mortgage assets
  Mortgage loans held for sale                                   $       680,324          $       872,490
  Mortgage loans held for investment                                     167,143                        -
  Collateral for CMOs (market value $272,958 in 1994 and
   $413,000 in 1993)                                                     276,538                  402,503
Revolving warehouse lines of credit                                       49,502                   92,058
Cash                                                                       8,527                    6,866
Master servicing fees receivable                                         124,430                   45,237
Due from affiliate                                                        19,400                        -
Other assets                                                              57,106                   20,999
                                                                 ---------------          ---------------
    Total assets                                                 $     1,382,970          $     1,440,153
                                                                 ===============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                    $      867,417            $      806,557
Collateralized mortgage obligations                                     244,223                   365,886
Accounts payable and accrued liabilities                                 18,302                    17,102
                                                                 --------------            --------------
    Total liabilities                                                 1,129,942                 1,189,545

Commitments and contingencies                                                -                          -

Shareholders' equity

  Common stock - authorized, 60,000,000 shares of
   $.01 par value; issued and outstanding, 32,145,031 shares
   in 1994 and 32,020,484 in 1993                                           321                       320
  Additional paid-in capital                                            257,241                   256,587
  Cumulative earnings                                                    83,070                    72,306
  Cumulative distributions to shareholders                              (87,604)                  (78,605)
                                                                 --------------            --------------
    Total shareholders' equity                                          253,028                   250,608
                                                                 --------------            --------------
  Total liabilities and shareholders' equity                     $    1,382,970            $    1,440,153
                                                                 ==============            ==============

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)
(Unaudited)

                                                           Quarter Ended June 30,             Six Months  Ended June 30,
                                                         -------------------------            --------------------------
                                                            1994          1993                  1994            1993
                                                         ----------     ----------            ----------     -----------
REVENUES

  Interest income
    Mortgage loans held for sale                            $12,935         $4,255               $31,080         $5,710
    Mortgage loans held for investment                        2,709              -                 2,709              -
    Collateral for CMOs                                       5,497         12,359                11,746         23,840
    Revolving warehouse lines of credit                         838            157                 2,479            157
    Other                                                       543              -                   746            674
                                                         ----------     ----------            ----------     ----------
      Total interest income                                  22,522         16,771                48,760         30,381

  Interest expense
    Reverse-repurchase agreements                            10,298          1,926                21,271          2,430
    Collateralized mortgage obligations                       7,047         15,377                15,690         28,798
                                                         ----------     ----------            ----------     ----------
      Total interest expense                                 17,345         17,303                36,961         31,228

        Net interest income (expense)                         5,177           (532)               11,799           (847)

  Master servicing income                                     6,451              -                10,224              -
  Master servicing and servicing hedge amortization          (4,272)             -                (9,720)             -
                                                         ----------     ----------            ----------     ----------
        Net master servicing income                           2,179              -                  504               -

  (Loss) gain on sale of mortgage loans and securities       (3,931)         1,112                   746          2,029
  Gain on sale of servicing                                   5,834              -                 5,834              -
                                                         ----------     ----------            ----------     ----------
        Net revenues                                          9,259            580                18,883          1,182

EXPENSES

  Salaries and related expenses                               2,072              -                 3,783              -
  General and administrative                                  1,818            431                 3,259            807
  Management fees to affiliate                                   92             95                   203            203
                                                         ----------     ----------            ----------     ----------
        Total expenses                                        3,982            526                 7,245          1,010
                                                         ----------     ----------            ----------     ----------

Earnings before income taxes                                  5,277             54                11,638            172

  Income tax (benefit) provision                               (434)             -                   874              -
                                                         ----------     ----------            ----------     ----------
NET EARNINGS                                             $    5,711     $       54            $   10,764     $      172
                                                         ==========     ==========            ==========     ==========
EARNINGS PER SHARE                                       $     0.18     $     0.00            $     0.34     $     0.01
                                                         ==========     ==========            ==========     ==========
Weighted average shares outstanding                      32,141,443     13,981,537            32,123,456     13,981,293
                                                         ==========     ==========           ===========     ==========


The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                        Six Months Ended June 30,
                                                                     -------------------------------
                                                                        1994                 1993
                                                                     ----------          -----------
Cash flows from operating activities:
 Net earnings                                                        $    10,764           $     172
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Amortization                                                          14,047               4,712
    Gain on sale of mortgage loans and securities                           (746)             (2,029)
    Gain on sale of servicing                                             (5,834)                  -
    Change in other assets and liabilities                               (43,486)            (10,703)
                                                                     ------------          ----------
    Net cash provided by (used in) operating activities                  (25,255)             (7,848)

Cash flows from investing activities:
 Collateral for CMOs:
  Purchases of mortgage loans subsequently securitized                         -            (244,108)
  Principal payments on collateral                                       116,999             178,863
  Net change in GICs held by trustees                                      6,162              24,429
  Proceeds from sale of collateral for CMOs, net                               -               2,641
                                                                     ------------          ----------
                                                                         123,161             (38,175)

 Purchases of mortgage loans held for sale                            (2,920,500)           (635,453)
 Purchases of mortgage loans held for investment                         (37,682)                  -
 Proceeds from sale of mortgage loans and securities                   2,951,531             270,352
 Principal payments on mortgage loans and securities                      32,506               3,441
 Net decrease (increase) in revolving warehouse lines of credit           42,556             (16,698)
 Investment in master servicing fees receivable                          (84,992)                  -
 Purchase of servicing                                                   (14,573)                  -
 Proceeds from sale of servicing                                           5,168                   -
                                                                     ------------          ---------
    Net cash provided by (used in) investing activities                   97,175            (416,533)

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                         -             239,936
  Principal payments on securities                                      (122,775)           (194,737)
                                                                     ------------          ---------
                                                                        (122,775)             45,199

 Net increase in reverse-repurchase agreements                            60,860             391,322
 Net proceeds from issuance of common stock                                  655                   -
 Cash dividends paid                                                      (8,999)             (3,383)
                                                                     ------------          ---------
    Net cash (used in) provided by financing activities                  (70,259)            433,138
                                                                     -----------           ---------

Net increase in cash                                                       1,661               8,757
Cash at beginning of period                                                6,866                  27
                                                                     -----------          ----------
Cash at end of period                                                $     8,527           $   8,784
                                                                     ===========           =========

 Supplemental cash flow information:
    Cash paid for interest                                           $    31,465          $   29,484
                                                                     ===========          ==========
    Cash paid for income taxes                                       $         1                   -
                                                                     ===========          ==========

The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company has elected to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code, and the Company intends to operate so as to continue to so qualify.

On May 17, 1994, the shareholders approved a change in the Company's name from Countrywide Mortgage Investments, Inc. to CWM Mortgage Holdings, Inc. ("CWM"). In addition, the name of the Company's subsidiary, Countrywide Mortgage Conduit, has been changed to Independent National Mortgage Corporation ("INMC"). The Company's warehouse lending operation, formerly a division of CWM, was separately incorporated as a Delaware corporation. This wholly owned subsidiary was named Warehouse Lending Corporation of America, Inc. ("WLCA").

The consolidated financial statements include the accounts of CWM and each of the entities that is consolidated with CWM for financial reporting purposes (collectively, the "Company"). The Company's mortgage loan conduit operations are primarily conducted through INMC, a taxable corporation that is consolidated with CWM for financial reporting purposes but is not consolidated for income tax purposes. The Company's warehouse lending operations are conducted through WLCA, a wholly owned qualified REIT subsidiary that is consolidated for both financial reporting and income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the financial statements for the period ended June 30, 1993 to conform to the June 30, 1994 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information with respect to financial reporting, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B - MORTGAGE LOANS HELD FOR INVESTMENT

In April of 1994, the Company began a program to acquire mortgage loans to be held as long-term investments. In conjunction with this program, the Company transferred certain mortgage loans held for sale to mortgage investments to be held as long-term investments. The loans were transferred to mortgage loans held for investment at a value that approximated the market value at the time of the transfer. The Company has the intent and ability to hold these loans until maturity. These mortgage investments are loans secured by mortgages on single-
family residential real estate.   The premiums and discounts and the market
valuation related to these loans are amortized over the estimated life of the loan using the level-yield method.

NOTE C - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation, a subsidiary of Countrywide Credit Industries, (the "Manager"), to advise the Company on various facets of its business and manage its operations, subject to supervision by the Company's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for the Company as the Manager deems necessary.

During June 1994 the Company sold approximately $1.8 billion of its purchased servicing portfolio to CFC. The Company recorded a gain on the sale of these servicing rights of $5.8 million. Total proceeds from the sale amounted to $24.6 million of which $19.4 million was outstanding as of June 30, 1994. This balance is receivable in installments with the final payment due within 30 days of the transfer date, in September 1994.

NOTE D - SUBSEQUENT EVENT

On July 20, 1994, the Board of Directors declared a cash dividend of $0.18 per share to be paid on August 23, 1994 to shareholders of record on August 2, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On May 17, 1994, the shareholders approved a change in the Company's name from Countrywide Mortgage Investments, Inc. to CWM Mortgage Holdings, Inc. In addition, the name of the Company's subsidiary, Countrywide Mortgage Conduit has been changed to Independent National Mortgage Corporation. The Company's warehouse lending was formally incorporated as a Delaware Corporation and named Warehouse Lending Corporation of America, Inc.

During the first quarter of 1993, the Company commenced operations of a mortgage loan conduit which purchases mortgage loans from mortgage bankers and financial institutions which generally retain the servicing rights. The Company generally purchases mortgage loans originated in regions of the country with higher volumes of jumbo and non-conforming mortgage loans, including California. As the mortgage loans are accumulated, they are generally financed through short-term borrowing sources such as reverse-repurchase agreements. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, the loans generally are securitized through the issuance of mortgage-backed securities in the form of REMIC securities or CMOs or resold in bulk whole loan sales. The Company's principal sources of revenue from its mortgage conduit operations are the net interest income earned from holding the mortgage loans during the accumulation phase and gains or losses on the REMIC securities or whole loan sale transactions. Alternatively, if the Company elects to invest in the mortgage loans on a long-term basis using financing provided by CMOs or other sources, the Company recognizes a net yield on these investments over time. In addition, the Company earns fee income and net interest income through its warehouse lending program which provides warehouse lines of credit to third party mortgage loan originators.

Prior to 1993, the Company's principal source of earnings has been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans as discussed below.

During all of 1993 and the first quarter of 1994, low mortgage interest rates resulted in continued high prepayment rates which adversely impacted the net interest earned on the CMO Portfolio. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. However, the remaining loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced substantial prepayments during all of 1993 and the beginning of 1994, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. Due to a decrease in the size of the CMO portfolio and the decrease in prepayment activity during the quarter ended June 30, 1994, there was a decrease in the net interest expense realized on the portfolio during the second quarter of 1994 compared to the second quarter of 1993. Although the recent increase in interest rates has decreased prepayment activity and the negative impact on the Company's earnings from its CMO Portfolio, higher interest rates have had an adverse affect on the Company's new mortgage conduit and warehouse lending operations. Higher interest rates have resulted in increased competition in the market for mortgage-backed securities, increased hedging costs and lower margins. Higher interest rates have also resulted in a decrease in the volume of mortgage loans purchased and warehouse lines outstanding. In addition, the increase in interest rates has affected the types of loans currently being purchased, as the market shifted from primarily fixed rate mortgages to adjustable rate mortgages, which has resulted in the reduction of net interest income earned during the loan accumulation phase.

FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: During the six months ended June 30, 1994, the Company purchased $2.9 billion of mortgage loans through its mortgage loan conduit operations, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements. During the six months ended June 30, 1994, the Company sold $3.0 billion of mortgage loans through the issuance of REMIC securities and bulk whole loan sales. At June 30, 1994, the Company was committed to sell approximately $526.9 million of mortgage loans in the third quarter of 1994. In addition, the Company held $167.1 million in mortgage loans as long term-investments at June 30, 1994.

The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans
from the closing of the loan until it is sold to a permanent investor.   In
addition, financing is also provided for the retention or acquisition of servicing rights as well as the carrying of mortgage loans pending foreclosure and/or repurchase from an investor. At June 30, 1994, the Company had extended committed lines of credit under this program in the aggregate amount of $264.5 million, of which $49.5 million was outstanding. Reverse-repurchase agreements associated with the financing of warehouse lines of credit totaled $40.9 million at June 30, 1994.

CMO PORTFOLIO: As of June 30, 1994, the CMO Portfolio was comprised of 15 series of CMOs issued from the Company's inception through 1990 ("Pre-1993 CMO Portfolio"). In 1993, two new series of CMOs were issued in connection with the Company's new mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.

Collateral for CMOs decreased from $402.5 million at December 31, 1993 to $276.5 million at June 30, 1994. This decrease of $126.0 million included repayments (including prepayments and premium and discount amortization) of $118.4 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $6.2 million and $1.4 million, respectively. The Company's CMOs outstanding decreased to $244.2 million at June 30, 1994 from $365.9 million at December 31, 1993. This decrease of $121.7 million resulted from principal payments (including discount amortization) on CMOs of $120.4 million and a decrease in accrued interest payable on CMOs of $1.3 million.

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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1994 COMPARED TO QUARTER ENDED JUNE 30, 1993

NET EARNINGS: The Company's net earnings were $5.7 million or $0.18 per share, based on 32,141,443 weighted average shares outstanding for the quarter ended June 30, 1994, as compared to $54,000 or $0.00 per share, based on 13,981,537 weighted average shares outstanding for the quarter ended June 30, 1993. The increase in net earnings of $5.7 million was primarily due to an increase in earnings of $4.2 million associated with the Company's new mortgage conduit and warehouse lending operations combined with a decrease in the loss of $1.5 million associated with the CMO Portfolio.

The increase in earnings associated with the operation of the Company's new mortgage loan conduit and warehouse lending program were primarily due to a gain on the sale of servicing of $5.8 million during the quarter, an increase in net interest income and net master servicing income of $6.4 million, and an income tax benefit of $434,000, offset by losses on the sale of mortgage loans and securities of $3.9 million and an increase in expenses of $3.5 million. The income tax benefit for the three months ended June 30, 1994 resulted from an operating loss recorded by INMC, the Company's taxable subsidiary, primarily due to the loss on the sale of purchased mortgage loans.

The net earnings of the Company for the quarter ended June 30, 1993 did not include certain personnel and other operating expenses which were absorbed by Countrywide Asset Management Corporation, the manager of the Company (the "Manager"), under the terms of its Management Agreement. The Company began paying all expenses of its new operations in June 1993.

INTEREST INCOME:   Total interest income was $22.5 million for the quarter ended
June 30, 1994 and $16.8 million for the quarter ended June 30, 1993. This increase in interest income of $5.7 million is due to an increase in interest on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit of $8.7 million, $2.7 million and $681,000, respectively, and an increase in other interest of $543,000. These increases in interest income were partially offset by a decrease in interest income on collateral for CMOs of $6.9 million.

Interest income earned on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit was $12.9 million, $2.7 million and $838,000, respectively, for the second quarter of 1994. The average principal balance of mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit outstanding approximated $753.1 million, $156.6 million and $37.1 million, respectively, for the second quarter of 1994 and earned interest at an effective yield of approximately 6.87%, 6.92% and 9.04%, respectively. For the second quarter of 1993, $4.3 million of interest income was earned on mortgage loans held for sale with an average principal balance of $230.5 million and at an effective yield of 7.38%. The Company did not own any mortgage loans held for investment during 1993, and therefore no interest was earned during that period. The warehouse lending operations commenced in May of 1993; therefore, there was an insignificant amount of income in the second quarter of 1993 related to this operation.

Interest income on collateral for CMOs was $5.5 million and $12.4 million for the quarters ended June 30, 1994 and 1993, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $620.0 million for the quarter ended June 30, 1993 to $285.3 million for the quarter ended June 30, 1994, combined with a decrease in the effective yield earned on the collateral from 8.0% in the second quarter of 1993 to 7.7% in the second quarter of 1994. The decrease in the average balance of collateral for CMOs and the effective interest yield earned thereon was due to the continued low interest rate environment experienced throughout 1993 and the first quarter of 1994. This low interest rate environment resulted in significant prepayment activity. In a declining interest rate environment, loans with higher interest rates prepay faster than loans with lower interest rates, resulting in a lower overall effective yield. In addition, the interest income was reduced on collateral for CMOs by the amortization of premiums paid in connection with acquiring the portfolio and a delay in the receipt of prepayments and temporary investment in lower yielding short-term investments (GICs) until such amounts were used to repay CMOs.

INTEREST EXPENSE: Total interest expense was $17.3 million in both the three months ended June 30, 1994 and June 30, 1993. The $8.4 million increase in interest expense on reverse-repurchase agreements was offset by a $8.3 million decrease in interest expense on CMOs.

Interest expense on reverse-repurchase agreements was $10.3 million for the three months ended June 30, 1994 on average balances of $914.8 million, representing 4.50% of the average balance outstanding for the three months ended June 30, 1994. For the three months ended June 30, 1993, interest expense on such reverse-repurchase agreements was $1.9 million on average balances of $195.6 million, representing 3.94% of the average balance.

Interest expense on CMOs was $7.0 million and $15.4 million for the three months ended June 30, 1994 and 1993, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $621.5 million for the quarter ended June 30, 1993 to $277.9 million for the quarter ended June 30, 1994 partially offset by an increase in the weighted average cost of CMOs from 9.91% in the second quarter of 1993 to 10.14% in the second quarter of 1994. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. In general, the class of each series of CMO with the shortest maturity receives all principal payments until it is repaid in full. After the first class is retired, the second class will receive all principal payments until retired and so forth. In general, the CMO bonds were structured with the shortest maturity class generally having the lowest interest rate and interest rates increasing as the maturity of the class increased. Therefore, prepayments generally must be applied to the class with the lowest interest rate, resulting in repayment of CMO classes with relatively low interest rates and increasing the weighted average interest rate of the remaining outstanding CMOs. In addition, interest expense is increased by the amortization of bond issuance costs and original issue discounts. Accelerated amortization associated with increased prepayment activity has the effect of increasing the weighted average cost of CMOs.

NET MASTER SERVICING INCOME: During 1993, as a result of the new mortgage conduit operations, the Company began earning master servicing fee income. At June 30, 1994, the Company master serviced loans with principal balances aggregating $4.8 billion, which represents a $1.2 billion increase from March 31, 1994. The growth in the Company's master servicing portfolio during the second quarter of 1994 was the result of loan production volume from the Company's new conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's master servicing portfolio at June 30, 1994 was 7.21%. It is the Company's strategy to build and retain its master servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that master servicing income is countercyclical to loan production income. In periods of rising interest rates, prepayments tend to decline and income from the master servicing portfolio should increase. In periods of decreasing interest rates, prepayments tend to increase. To mitigate the effect on earnings of higher amortization (which is deducted from master servicing income) resulting from increased prepayment activity, the Company purchased call options that increase in value when interest rates decline. As of June 30, 1994, all of these call options had expired. Master servicing income was $6.5 million for the three months ended June 30, 1994. This was offset by amortization of master servicing fees and the servicing hedge call options of $4.3 million resulting in net master servicing income of $2.2 million for the second quarter of 1994. The Company began earning income on its master servicing portfolio in July of 1993 and purchased the call options beginning in December of 1993. Therefore, no income or expense was recognized from these activities during the three months ended June 30, 1993.

GAIN ON SALE OF SERVICING: The Company recorded a gain on the sale of servicing of $5.8 million during the quarter ended June 30, 1994. The gain resulted from the sale of approximately $1.8 billion of the Company's purchased servicing portfolio to CFC. Total proceeds amounted to $24.6 million of which $19.4 million was outstanding at June 30, 1994. This balance is receivable in installments with the final payment due within 30 days of the transfer date, in September, 1994.

SALARIES AND RELATED EXPENSES: Salaries and related expenses were $2.1 million for the three months ended June 30, 1994. The Company incurred no salaries and
related expenses during the three months ended June 30, 1993.   This increase
was associated with the implementation of the Company's new mortgage conduit and warehouse lending operations. As of June 30, 1994, the Manager employed approximately 116 employees dedicated to the Company's operations. All personnel costs associated with these employees were paid for by the Company.
As of June 30, 1993 there were approximately 31 employees. Personnel costs associated with these employees were absorbed by the Manager as a component of the management fee.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended June 30, 1994 and 1993 were $1.8 million and $431,000, respectively. This increase of $1.4 million was primarily attributed to costs
related to the new mortgage conduit and warehouse lending operations.   Included
in the above amounts are approximately $82,000 and $95,000 attributable to the administration of CMOs for the three months ended June 30, 1994 and June 30, 1993, respectively.

MANAGEMENT FEES:   For the three months ended June 30, 1994, management fees
were $92,000 compared to $95,000 for the three months ended June 30, 1993. Under the agreement with the Company's Manager, management fees for 1993 were waived. Accordingly, such fees were reflected as an expense and a corresponding capital contribution for the quarter ended June 30, 1993.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS ENDED JUNE 30, 1993

NET EARNINGS: The Company's net earnings were $10.8 million or $0.34 per share, based on 32,123,456 weighted average shares outstanding for the six months ended June 30, 1994 compared to $172,000 or $0.01 per share, based on 13,981,293 weighted average shares outstanding for the six months ended June 30, 1993. The increase in net earnings of $10.6 million was almost entirely associated with the earnings of the Company's mortgage conduit and warehouse lending operations and included a gain on the sale of servicing amounting to $5.8 million. Net earnings for the CMO portfolio remained relatively stable for the six months ended June 30, 1994 and June 30, 1993.

The increase in earnings associated with the operation of the Company's new mortgage loan conduit and warehouse lending program was due to an increase in net interest income and net master servicing income of $12.1 million and an increase in gains of $5.5 million, offset by an increase in expenses of $6.1 million and a provision for income taxes of $874,000. The provision for income taxes for the six months ended June 30, 1994 is associated with earnings of INMC, the taxable subsidiary.

The net earnings of the Company for the six months ended June 30, 1993 did not include certain personnel and other operating expenses which were absorbed by the Manager of the Company, under the terms of its Management Agreement. The Company began paying all expenses of its new operations in June 1993.

INTEREST INCOME:   Total interest income was $48.8 million and $30.4 million for the six months ended June 30, 1994 and June 30, 1993, respectively. This increase in interest income of $18.4 million is primarily due to an increase in interest on mortgage loans held for sale and revolving warehouse lines of credit of $25.4 million and $2.3 million, respectively, offset by a decrease in interest income on collateral for CMOs of $12.1 million. Additionally, since the Company began investing in mortgage loans in April 1994, $2.7 million in interest income on these portfolio loans has been earned for the three months ended June 30, 1994.

Interest income earned on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit was $31.1 million, $2.7 million and $2.5 million, respectively, for the six months ended June 30, 1994. The average principal balance of mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit outstanding approximated $915.5 million, $78.3 million and $58.0 million, respectively, for the first six months of 1994 and earned interest at an effective yield of approximately 6.79%, 6.92% and 8.62%, respectively. Interest income earned on mortgage loans held for sale was $5.7 million on an average principal balance outstanding of $154.6 representing an effective yield of 7.37% for the six months ended June 30, 1993. The warehouse lending operations commenced in May of 1993; therefore, there was an insignificant amount of income during the six months ended June 30, 1993 related to this operation.

Interest income on collateral for CMOs was $11.7 million and $23.8 million for the six months ended June 30, 1994 and June 30, 1993, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding from $553.0 million for the first six months of June 30, 1993 to $315.7 million for the same period in 1994, combined with a decrease in the effective yield earned on the collateral from 8.6% for the six months ended June 30, 1993 to 7.4% for the six months ended June 30, 1994. As previously discussed above, the decrease in the average balance of collateral for CMOs and the effective interest yield earned thereon was due to the continued low interest rate environment experienced throughout 1993 and 1994, which resulted in significant prepayment activity and a lower overall effective yield. In addition, the interest income was reduced on collateral for CMOs by the amortization of premiums paid in connection with acquiring the portfolio and a delay in the receipt of prepayments and temporary investment in lower yielding short-term investments (GICs) until such amounts were used to repay CMOs.

INTEREST EXPENSE: For the six months ended June 30, 1994 and June 30, 1993, total interest expense was $37.0 million and $31.2 million, respectively. This increase in interest expense of $5.8 million was due to an increase in interest expense on reverse-repurchase agreements of $18.9 million offset by a decrease in interest expense on CMOs of $13.1 million.

Interest expense on reverse-repurchase agreements was $21.3 million on average balances of $995.9 million representing 4.27% of the average balance outstanding for the six months ended June 30, 1994. For the six months ended June 30, 1993, interest expense on such reverse-repurchase agreements was $2.4 million on average balances of $127.2 million, representing 3.82% of the average balance.

For the six months ended June 30, 1994 and 1993, interest expense on CMOs was $15.7 million and $28.8 million, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $561.0 million for the six months ended June 30, 1993 to $308.2 million for the six months ended June 30, 1994 and a decrease in the weighted average cost of CMOs from 10.26% in the first half of 1993 to 10.19% over the same period. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above.

NET MASTER SERVICING INCOME: During the six months ended June 30, 1994, the Company's master servicing portfolio grew from $3.0 billion at December 31, 1993 to $4.8 billion at June 30, 1994. This growth was the result of loan production volume from the Company's new conduit operations, partially offset by prepayments of mortgage loans. Master servicing income was $10.2 million for the six months ended June 30, 1994. This was offset by amortization of master servicing fees and servicing hedge of $9.7 million resulting in a net master servicing income of $504,000 for the first six months of 1994. The Company began earning income on its master servicing portfolio in July of 1993 and purchased the call options beginning in December of 1993. Therefore, no income or expense was recognized from these activities during the six months ended June 30, 1993.

GAIN ON SALE OF SERVICING: The Company recorded a gain on the sale of servicing of $5.8 million during the six months ended June 30, 1994. The gain resulted from the sale of approximately $1.8 billion of the Company's purchased servicing portfolio to CFC. Total proceeds from the sale amounted to $24.6 million of which $19.4 million was outstanding as of June 30, 1994. This balance is receivable in installments with the final payment due within 30 days of the transfer date, in September, 1994.

SALARIES AND RELATED EXPENSES: Salaries and related expenses were $3.8 million for the six months ended June 30, 1994. The Company incurred no salaries and
related expense during the six months ended June 30, 1993.   This increase was
associated with the implementation of the Company's new mortgage conduit and warehouse lending operations. As of June 30, 1994, the Manager employed approximately 116 employees dedicated to the Company's operations whereas as of June 30, 1993 there were approximately 31 employees. As discussed above, personnel costs were absorbed by the Manager as a component of the management fee for the six months ended June 30, 1993.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the six months ended June 30, 1994 and 1993 were $3.3 million and $807,000, respectively. This increase of $2.5 million was primarily attributed to costs related to the new mortgage conduit and warehouse lending operations. Included in the above amounts are approximately $242,000 and $141,000 attributable to the administration of CMOs for the six months ended June 30, 1994 and 1993, respectively. The increase is primarily attributable to two additional CMOs that were issued during the first half of 1993.

MANAGEMENT FEES:   For each of the six months ended June 30, 1994 and 1993,
management fees were $203,000. Under the agreement with the Company's Manager, management fees for 1993 were waived. Accordingly, such fees were reflected as an expense and a corresponding capital contribution for the six months ended June 30, 1993.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has used proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with mortgage conduit operations, the Company issues REMIC securities through INMC to help meet such needs. The Company may also borrow collateral or funds from CFC to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings are made pursuant to a $10.0 million one-year, unsecured line of credit which expires on September 30, 1994 subject to extension by CFC and the Company. As of June 30, 1994, the Company had no outstanding borrowings under this agreement.

The Company has established a committed reverse-repurchase facility with an aggregate amount of up to $500.0 million (with a decreasing annual credit limit) for its mortgage conduit operations and warehouse lending program that expires in April 1996. The Company also has obtained credit approval from the same lender to enter into additional reverse repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. The maximum balance outstanding under reverse-repurchase agreements during the second quarter of 1994 was $1.2 billion and as of June 30, 1994 the Company had entered into reverse-repurchase agreements with an aggregate of $857.9 million outstanding. In August 1994 the Company signed another master repurchase agreement with a different lender to provide a committed short-term credit line in the amount of $300.0 million for its mortgage conduit and warehouse lending operations. This agreement expires in August 1996.

In May 1994, the Company signed a commitment letter with a third lender for a two year master repurchase agreement to provide a committed short-term credit line in the amount of $300 million. In July 1994, the Company signed another commitment letter for a master repurchase agreement in the amount of $75 million to provide financing for certain mortgage-related securities which have been
retained or purchased.  This agreement expires in July 1996.    The Company, to
the extent permitted by its by-laws, may issue other debt securities or incur other types of indebtedness from time to time.

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

Management believes that the cash flow from operations and the current and potential financing arrangements are sufficient to meet current liquidity requirements. The Company's ability to meet future liquidity requirements is subject to the renewal of credit facilities or obtaining other sources of financing.

INFLATION

Interest rates often increase during periods of rising inflation. Higher interest rates may depress the market value of the Company's mortgage assets if the yield on such mortgage assets does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for its investments that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on investments that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgages prepay. A decrease in the rate of prepayments may lengthen the estimated average lives of the underlying mortgages supporting master servicing fees receivable and for classes of the CMOs issued by the Company and may result in higher residual cash flows from the CMOs than would otherwise have been obtained.

However, higher rates of interest may also discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company's mortgage conduit operations. With respect to mortgage loans held for investment, higher interest rates generally will negatively affect the net interest earned on these loans, as the interest earned on the mortgage loans may be fixed for various periods of time while financing related to these loans floats to a short-term index and therefore increases more rapidly with rising interest rates.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the annual meeting of the Company's stockholders held on May 17, 1994, the stockholders voted on several proposals in addition to the election of the Company's directors. The stockholders voted to amend the Company's Certificate of Incorporation to change the Company's name from "Countrywide Mortgage Investments, Inc." to "CWM Mortgage Holdings, Inc." The votes cast on this proposal were as follows: 29,721,420 in favor; 547,114 opposed; 235,719 abstaining; and 0 broker non-vote. The stockholders voted to amend the Company's Certificate of Incorporation for the purpose of preventing ownership of the Company's stock by governmental and other tax exempt entities. The votes cast on this proposal were as follows: 21,137,645 in favor; 465,578 opposed; 169,516 abstaining; and 0 broker non-vote. The stockholders voted to approve the Company's 1994 Stock Incentive Plan. The votes cast on this proposal were as follows: 27,768,054 in favor, 2,415,083 opposed; 321,116 abstaining; and 0 broker non-vote.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------


10.1 1994 Amended and Extended Management Agreement dated as of May 15, 1994, between the Company and Countrywide Asset Management Corporation.

10.2 Financing Facility dated as of August 3, 1994 among CWM, INMC, WLCA and Nomura Asset Capital Corp.

         Reports on Form 8-K.
         --------------------

            None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 11, 1994.



                   CWM MORTGAGE HOLDINGS, INC.




                   By:     /Michael W. Perry
                           -----------------
                           Michael W. Perry
                           Executive Vice President and Chief Operating Officer



                   By:     /Carmella  L. Grahn
                           --------------------
                           Carmella L. Grahn
                           Chief Accounting Officer