Form 10-Q
period 1994-09-30
CWM MORTGAGE HOLDINGS INC
filed 1994-11-14
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1994

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



       Registrant's telephone number, including area code (800) 669-2300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   Yes   X    No
                                        -------   -------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock outstanding as of September 30, 1994:  32,256,156 shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                              SEPTEMBER 30, 1994    DECEMBER 31, 1993
                                                              -------------------   ------------------

ASSETS

Mortgage assets
   Mortgage loans held for sale                                       $  599,845           $  872,490
   Mortgage loans held for investment                                    307,566                    -
   Collateral for CMOs (market value $243,600 in 1994 and
     $413,000 in 1993)                                                   245,871              402,503
   Mortgage securities                                                    89,203                   52
   Master servicing fees receivable                                      146,221               45,237
Revolving warehouse lines of credit                                       60,500               92,058
Cash                                                                       8,746                6,866
Other assets                                                              24,253               20,947
                                                              -------------------   ------------------
         Total assets                                                 $1,482,205           $1,440,153
                                                              ===================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                         $  991,152           $  806,557
Collateralized mortgage obligations                                      214,112              365,886
Accounts payable and accrued liabilities                                  20,674               17,102
                                                              -------------------   ------------------
         Total liabilities                                             1,225,938            1,189,545

Commitments and contingencies                                                  -                    -

Shareholders' equity

    Common stock - authorized, 60,000,000 shares of
      $.01 par value; issued and outstanding, 32,256,156
      shares in 1994 and 32,020,484 in 1993                                  323                  320
    Additional paid-in capital                                           257,815              256,587
    Net unrealized gain on available-for-sale mortgage
     securities                                                              166                    -
    Cumulative earnings                                                   91,367               72,306
    Cumulative distributions to shareholders                             (93,404)             (78,605)
                                                              -------------------   ------------------
         Total shareholders' equity                                      256,267              250,608
                                                              -------------------   ------------------
    Total liabilities and shareholders' equity                        $1,482,205           $1,440,153
                                                              ===================   ==================

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)
(Unaudited)

                                                                 Quarter Ended September 30,         Nine Months Ended September 30,
                                                                 ---------------------------         -------------------------------
                                                                     1994           1993                  1994             1993
                                                                 ------------   ------------         --------------   --------------
REVENUES

  Interest income
    Mortgage loans held for sale                                     $14,647        $10,170                $45,509          $15,880
    Mortgage loans held for investment                                 3,412              -                  6,121              674
    Collateral for CMOs                                                5,152          9,860                 16,899           33,701
    Mortgage securities, net                                           2,010              -                  2,385                -
    Master servicing, net                                              3,585            244                  4,415              244
    Revolving warehouse lines of credit                                  913            276                  3,055              434
    Other                                                                231              1                    830                1
                                                                 ------------   ------------         --------------   --------------
      Total interest income                                           29,950         20,551                 79,214           50,934

  Interest expense
    Reverse-repurchase agreements                                     15,578          4,793                 36,849            7,223
    Collateralized mortgage obligations                                5,917         14,610                 21,607           43,409
                                                                 ------------   ------------         --------------   --------------
      Total interest expense                                          21,495         19,403                 58,456           50,632

        Net interest income                                            8,455          1,148                 20,758              302

  Gain on sale of mortgage loans and securities                        7,036          2,584                  7,782            4,613
  Gain on sale of servicing                                                -              -                  5,834                -
                                                                 ------------   ------------         --------------   --------------
           Net revenues                                               15,491          3,732                 34,374            4,915

EXPENSES

  Salaries and related expenses                                        2,140            727                  5,924              727
  General and administrative                                           2,196            648                  5,450            1,455
  Management fees to affiliate                                           495            111                    702              315
                                                                 ------------   ------------         --------------   --------------
        Total expenses                                                 4,831          1,486                 12,076            2,497
                                                                 ------------   ------------         --------------   --------------

Earnings before income taxes                                          10,660          2,246                 22,298            2,418

  Income tax provision                                                 2,363          1,682                  3,237            1,682
                                                                 ------------   ------------         --------------   --------------

NET EARNINGS                                                      $    8,297       $    564            $    19,061         $    736
                                                                 ============   ============         ==============   ==============

EARNINGS PER SHARE                                                     $0.26          $0.03                  $0.59            $0.04
                                                                 ============   ============         ==============   ==============

Weighted average shares outstanding                               32,216,505     21,055,213             32,156,094       16,369,689
                                                                 ============   ============         ==============   ==============

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                         Nine Months Ended September 30,
                                                                    ----------------------------------------
                                                                          1994                    1993
                                                                    ----------------        ----------------
Cash flows from operating activities:
  Net earnings                                                           $   19,061                 $   736
  Adjustments to reconcile net earnings
   to net cash provided by (used in) operating activities:
      Amortization                                                           19,236                  10,586
      Gain on sale of mortgage loans and securities                          (7,782)                 (4,613)
      Gain on sale of servicing                                              (5,834)                      -
      Change in other assets and liabilities                                 (3,200)                 (8,091)
                                                                    ----------------        ----------------
      Net cash provided by (used in) operating activities                    21,481                  (1,382)

Cash flows from investing activities:
  Collateral for CMOs:
   Purchases of mortgage loans subsequently securitized                           -                (248,269)
   Principal payments on collateral                                         136,841                 288,277
   Net change in GICs held by trustees                                       16,532                  15,855
   Proceeds from sale of collateral for CMOs, net                                 -                  33,452
                                                                    ----------------        ----------------
                                                                            153,373                  89,315

  Purchases of mortgage loans held for sale                              (4,314,818)             (1,637,838)
  Purchases of mortgage loans held for investment                          (178,787)                      -
  Investment in mortgage securities                                        (116,302)                      -
  Investment in master servicing fees receivable                           (110,495)                      -
  Proceeds from sale of mortgage loans and securities                     4,452,382               1,136,950
  Principal payments on mortgage loans and securities                        41,539                   4,931
  Net decrease (increase) in revolving warehouse lines of credit             31,558                 (41,481)
  Purchase of servicing                                                     (18,385)                      -
  Proceeds from sale of servicing                                            22,281                       -
                                                                    ----------------        ----------------
      Net cash used in investing activities                                 (37,654)               (448,123)

Cash flows from financing activities:
  Collateralized mortgage obligations:
   Proceeds from issuance of securities                                           -                 239,659
   Principal payments on securities                                        (152,974)               (297,919)
   Redemption of securities                                                       -                 (32,689)
                                                                    ----------------        ----------------
                                                                           (152,974)                (90,949)

  Net increase in reverse-repurchase agreements                             184,595                 476,451
  Net proceeds from issuance of common stock                                  1,231                  74,802
  Cash dividends paid                                                       (14,799)                 (6,270)
                                                                    ----------------        ----------------
      Net cash provided by financing activities                              18,053                 454,034
                                                                    ----------------        ----------------

Net increase in cash                                                          1,880                   4,529
Cash at beginning of period                                                   6,866                      27
                                                                    ----------------        ----------------
Cash at end of period                                                       $ 8,746                 $ 4,556
                                                                    ================        ================
  Supplemental cash flow information:
      Cash paid for interest                                               $ 40,192                $ 44,995
      Cash paid for income taxes                                    ================        ================
                                                                                $ 1                       -
                                                                    ================        ================

The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1994
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company has elected to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code, and the Company intends to operate such that it continues to so qualify.

On May 17, 1994, the shareholders approved a change in the Company's name from Countrywide Mortgage Investments, Inc. to CWM Mortgage Holdings, Inc. ("CWM"). The consolidated financial statements include the accounts of CWM and each of the entities that is consolidated with CWM for financial reporting purposes (collectively, the "Company"). The Company's mortgage loan conduit operations are primarily conducted through a taxable subsidiary that is consolidated with CWM for financial reporting purposes but is not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the financial statements for the period ended September 30, 1993 to conform to the September 30, 1994 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information with respect to financial reporting, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B - MORTGAGE LOANS HELD FOR INVESTMENT

The Company purchases certain mortgage loans to be held as long-term investments. In addition, mortgage loans transferred from mortgage loans held for sale to mortgage loans held for investment are recorded at market value on the date of transfer. Mortgage loans held for investment include various adjustable rate loans secured by mortgages on single-family residential real estate. The premiums and discounts and the market valuation related to these loans are amortized over the estimated life of the loans using the level-yield method.

NOTE C - MORTGAGE SECURITIES

The Company's mortgage securities consist of mortgage derivatives which primarily include subordinated securities and principal-only securities retained upon the issuance of the Company's REMIC securities. In connection with these investments, the Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). SFAS 115 requires the classification of debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Held-to-maturity securities are defined as securities that the Company has the positive intent and ability to hold to maturity. Trading securities are defined as securities that are bought and held principally for the purpose of selling in the near term and are measured at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are deemed to be available-for-sale securities and are measured at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity. As of September 30, 1994 mortgage securities held-to-maturity totaled $33.4 million with an estimated fair value of $32.8 million. Mortgage securities categorized as available-for-sale had a book value of $55.8 million which is net of an unrealized gain of $166,000, net of a $120,000 tax effect. The Company had no trading securities at September 30, 1994. As of September 30, 1994, $95.3 million of the Company's mortgage securities were pledged as collateral under reverse-repurchase agreements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation, a subsidiary of Countrywide Credit Industries, Inc., (the "Manager"), to advise the Company on various facets of its business and manage its operations, subject to supervision by the Company's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for the Company as the Manager deems necessary.

During June 1994, the Company sold approximately $1.8 billion of its purchased servicing portfolio to CFC. The Company recorded a gain on the sale of these servicing rights of $5.8 million. Total proceeds from the sale amounted to $24.6 million.


NOTE E - SUBSEQUENT EVENT

On October 10, 1994, the Board of Directors declared a cash dividend of $.26 per share to be paid on November 15, 1994 to shareholders of record on October 25, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the first quarter of 1993, the Company commenced operations of a mortgage loan conduit which purchases mortgage loans from mortgage bankers and financial institutions which generally retain the servicing rights. The Company generally purchases mortgage loans originated in regions of the country with higher volumes of jumbo and non-conforming mortgage loans, including California. As the mortgage loans are accumulated, they are generally financed through short-term borrowing sources such as reverse-repurchase agreements. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, the loans generally are securitized through the issuance of mortgage-backed securities in the form of REMIC securities or CMOs or resold in bulk whole loan sales. The Company's principal sources of revenue from its mortgage conduit operations are the net interest income earned from holding the mortgage loans during the accumulation phase and gains or losses on the REMIC securities or whole loan sale transactions. Alternatively, if the Company elects to invest in the mortgage loans on a long-term basis using financing provided by CMOs or other sources, the Company recognizes a net yield on these investments over time. In addition, the Company earns fee income and net interest income through its warehouse lending programs which provide warehouse and other types of credit to third-party mortgage loan originators. Through the warehouse lending programs, financing is provided for the origination and sale of mortgage loans, the retention or acquisition of servicing rights, receivables generated through the sale of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In August 1994, the Company commenced its construction lending operation, through a division of its lending subsidiary named "Construction Lending Corporation of America". The Company offers both single-family subdivision construction lending to small-to-medium size builders (tract construction) and construction-to-permanent financing to individual borrowers who wish to construct or remodel their principal or second residences. Under the construction-to-permanent program, one set of documents supports both the construction and permanent phases of the loan. As of September 30, 1994, $350,000 and $200,000 were outstanding under the tract construction and construction-to-permanent programs, respectively. The company earns fee income and net interest income from these programs.

Prior to 1993, the Company's principal source of earnings had been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans as discussed below.

During all of 1993 and the first quarter of 1994, low mortgage interest rates resulted in continued high prepayment rates which adversely impacted the net interest earned on the CMO Portfolio. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. However, the remaining loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced substantial prepayments during all of 1993 and the beginning of 1994, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. Due to a decrease in the size of the CMO portfolio and the decrease in prepayment activity during the quarter ended September 30, 1994, there was a decrease in the net interest expense realized on the portfolio during the quarter ended September 30, 1994 compared to the quarter ended September 30, 1993. Although the recent increase in interest rates has decreased prepayment activity and the negative impact on the Company's earnings from its CMO Portfolio, higher interest rates have had an adverse affect on the Company's mortgage conduit and warehouse lending operations. Higher interest rates have resulted in increased competition in the market for mortgage-backed securities, increased hedging costs and lower margins. Higher interest rates have also resulted in a decrease in the volume of mortgage loans purchased and warehouse lines outstanding. In addition, the increase in interest rates has affected the types of loans currently being purchased, as the market shifted from primarily fixed-rate mortgages to adjustable-rate mortgages. This trend has resulted in the reduction of net interest income earned during the loan accumulation phase due to the lower interest rates typically applicable during the initial phases of an adjustable rate loan.

FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: During the nine months ended September 30, 1994, the Company purchased $4.5 billion of mortgage loans through its mortgage loan conduit operations, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements. During the nine months ended September 30, 1994, the Company sold $4.4 billion of mortgage loans through the issuance of REMIC securities and bulk whole loan sales. At September 30, 1994, the Company was committed to sell approximately $175 million of mortgage loans in the fourth quarter of 1994. In addition, at September 30, 1994, the Company held $307.6 million in mortgage loans as long term-investments.

The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans
from the closing of the loan until it is sold to a permanent investor.   In
addition, financing is also provided for the retention or acquisition of servicing rights, receivables generated through the sales of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor. At September 30, 1994, the Company had extended committed lines of credit under these programs in the aggregate amount of $328.3 million, of which $60.5 million was outstanding. Reverse-repurchase agreements associated with the financing of these lines of credit totaled $36.9 million at September 30, 1994.

CMO PORTFOLIO: As of September 30, 1994, the CMO Portfolio was comprised of 15 series of CMOs issued from the Company's inception through 1990 ("Pre-1993 CMO Portfolio"). In 1993, two new series of CMOs were issued in connection with the Company's mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.

Collateral for CMOs decreased from $402.5 million at December 31, 1993 to $245.9 million at September 30, 1994. This decrease of $156.6 million included repayments (including prepayments and premium and discount amortization) of $138.5 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $16.5 million and $1.6 million, respectively. The Company's CMOs outstanding decreased to $214.1 million at September 30, 1994 from $365.9 million at December 31, 1993. This decrease of $151.8 million resulted from principal payments (including discount amortization) on CMOs of $150.2 million and a decrease in accrued interest payable on CMOs of $1.6 million.


RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1994 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1993

NET EARNINGS: The Company's net earnings were $8.3 million or $.26 per share, based on 32,216,505 weighted average shares outstanding for the quarter ended September 30, 1994, as compared to $564,000 or $.03 per share, based on 21,055,213 weighted average shares outstanding for the quarter ended September 30, 1993. The increase in net earnings of $7.7 million was primarily due to an increase in earnings of $3.7 million associated with the Company's mortgage conduit and warehouse lending operations combined with a decrease in the loss associated with the CMO Portfolio of $4.0 million.

The increase in earnings associated with the operation of the Company's mortgage loan conduit and warehouse lending program was primarily due to an increase in gains on the sale of mortgage loans and securities of $4.5 million, an increase in net interest income of $3.3 million, offset by an increase in expenses of $3.4 million and an increase in income taxes of $.7 million for the three months ended September 30, 1994. The increase in income taxes resulted from an operating profit recorded by the Company's taxable subsidiary, primarily due to the gain on the sale of mortgage loans and securities.

INTEREST INCOME:   Total interest income was $30.0 million and $20.6 million for the quarters ended September 30, 1994 and 1993, respectively. This increase of $9.4 million is due to an increase in interest on mortgage loans held for sale of $4.5 million and an increase in interest on mortgage loans held for investment of $3.4 million, and an increase in net master servicing income of $3.3 million. In addition, interest income on mortgage securities and revolving warehouse lines of credit increased $2.0 million and $.6 million, respectively. These increases in interest income were partially offset by a decrease in interest income on collateral for CMOs of $4.7 million.

Interest income earned on mortgage loans held for sale, mortgage loans held for investment and mortgage securities was $14.6 million, $3.4 million and $2.0 million, respectively, for the quarter ended September 30, 1994. Interest was earned on average principal balances of $898.9 million, $215.7 million and $67.5 million, respectively at an effective yield of 6.52%, 6.33% and 11.91%,
respectively.   For the third quarter of 1993, $10.2 million of interest income was earned on mortgage loans held for sale with an average principal balance of $619.7 million and an effective yield of 6.56%. The Company did not own any mortgage loans held for investment or mortgage securities during the three months ended September 30, 1993, and therefore no interest was earned thereon during that period.

Interest income earned on revolving warehouse lines of credit was $913,000 for the third quarter of 1994. The average principal balance outstanding on revolving warehouse lines of credit approximated $45.7 million for the third quarter of 1994 and earned interest at an effective yield of approximately 7.99%.

Interest income on collateral for CMOs was $5.2 million and $9.9 million for the quarters ended September 30, 1994 and 1993, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, to $246.5 million for the quarter ended September 30, 1994 from $569.3 million for the quarter ended September 30, 1993. This was offset by an increase in the effective yield earned on the collateral to 8.36% in the third quarter of 1994 from 6.93% in the third quarter of 1993. The decrease in the average balance of collateral for CMOs was due to the continued low interest rate environment experienced throughout 1993 and the first quarter of 1994 which resulted in significant prepayment activity. Interest income on collateral is reduced by the amortization of premiums paid in connection with acquiring the portfolio. The acceleration of prepayments experienced during 1993 required an increase in the amortization of premiums, resulting in a decrease in the effective yield. During the third quarter of 1994, prepayments slowed significantly, resulting in a lower amount of premium amortization. In addition, for most of the CMO series, a time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date the Company actually receives the cash related to the prepayment. During this interim period, the Company does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid. As a result, the increase in prepayments during 1993 resulted in a higher balance of nonearning and lower-earning investments (GICs) which resulted in a lower yield on the overall CMO collateral. Accordingly, a decrease in prepayments in 1994 has had the effect of decreasing this nonearning asset, which resulted in an increase in the effective yield earned on the collateral.

INTEREST EXPENSE: Total interest expense was $21.5 million and $19.4 million for the three months ended September 30, 1994 and 1993, respectively. This increase of $2.1 million is due to a $10.8 million increase in interest expense on reverse-repurchase agreements which was offset by a $8.7 million decrease in interest expense on CMOs.

Interest expense on reverse-repurchase agreements was $15.6 million for the three months ended September 30, 1994 on average balances of $1.1 billion, representing 5.43% of the average balance outstanding. For the three months ended September 30, 1993, interest expense on such reverse-repurchase agreements was $4.8 million on average balances of $433.5 million, representing 4.42% of the average balance.

Interest expense on CMOs was $5.9 million and $14.6 million for the three months ended September 30, 1994 and 1993, respectively. This decrease of $8.7 million was primarily attributable to a decrease in average aggregate CMOs outstanding from $528.3 million for the quarter ended September 30, 1993 to $234.2 million for the quarter ended September 30, 1994 and a decrease in the weighted average cost of CMOs from 11.06% in the third quarter of 1993 to 10.11% in the third quarter of 1994. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. During the quarter ended September 30, 1993, prepayments were significantly higher than during the quarter ended September 30, 1994. Interest expense is increased by the amortization of bond issuance costs and original issue discounts. During the quarter ended September 30, 1993, the accelerated amortization associated with increased prepayment activity resulted in a higher weighted average cost of CMOs. The decrease in prepayment activity during the quarter ended September 30, 1994 resulted in a decrease in the amortization of these costs and a decrease in the weighted average cost of the CMOs.

NET MASTER SERVICING INCOME: In July 1993, as a result of the mortgage conduit operations, the Company began earning master servicing fee income. At September 30, 1994, the Company master serviced loans with principal balances aggregating $6.3 billion, which represents a $1.5 billion increase from the balances of the loans master serviced at June 30, 1994. The growth in the Company's master servicing portfolio during the third quarter of 1994 was the result of loan production and related sales volume from the Company's conduit operations, partially offset by repayments and prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the Company's master servicing portfolio at September 30, 1994 was 7.22%. It is the Company's strategy to build and retain its master servicing portfolio because of the returns the Company can earn from such investment and because the Company believes that master servicing income is countercyclical to loan production income. In periods of rising interest rates, prepayments tend to decline and income from the master servicing portfolio should increase. In periods of decreasing interest rates, prepayments tend to increase, resulting in a decrease in the master servicing portfolio and a decrease in the respective income. Master servicing income was $7.4 million and $1.0 million for the three months ended September 30, 1994 and 1993, respectively. This income was offset by amortization of master servicing fees receivable of $3.8 million and $.7 million for the three months ended September 30, 1994 and 1993, respectively. Net master servicing income amounted to $3.6 million and $.3 million for the three months ended September 30, 1994 and 1993, respectively.

In September 1994, the Company began securitizing master servicing fees receivable in order to allow for financing of this asset. As of September 30, 1994, $110.8 million of master servicing fees receivable was securitized and $105.9 million was pledged as collateral for borrowings under reverse-repurchase agreements.

SALARIES AND RELATED EXPENSES: Salaries and related expenses were $2.1 million and $727,000 for the three months ended September 30, 1994 and 1993, respectively. This increase of $1.4 million was associated with the growth of the Company's mortgage conduit and warehouse and construction lending operations. As of September 30, 1994, the Manager employed approximately 113 employees dedicated to the Company's operations. All personnel costs associated with these employees were reimbursed by the Company. As of September 30, 1993 there were approximately 47 employees.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended September 30, 1994 and 1993 were $2.2 million and $648,000, respectively. This increase of $1.6 million was primarily attributed to costs related to the growth experienced in the mortgage conduit and warehouse and construction lending operations. Included in the above amounts are approximately $82,000 and $96,000 attributable to the administration of CMOs for the three months ended September 30, 1994 and September 30, 1993, respectively.

MANAGEMENT FEES:   For the three months ended September 30, 1994, management
fees were $495,000 compared to $111,000 for the three months ended September 30, 1993. This increase is primarily due to an incentive management fee payable to the Manager in accordance with the management agreement. The incentive management fee represents a percentage of the Company's earnings that exceed a specified return on equity. The increase in the incentive management fee is directly related to the increase in the Company's earnings. Based on the Company's 1993 earnings, no incentive fee was incurred in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1993

NET EARNINGS: The Company's net earnings were $19.1 million or $.59 per share, based on 32,156,094 weighted average shares outstanding for the nine months ended September 30, 1994 compared to $736,000 or $.04 per share, based on 16,369,689 weighted average shares outstanding for the nine months ended September 30, 1993. The increase in net earnings of $18.3 million was due to a $14.9 million increase in the earnings of the Company's mortgage conduit and warehouse lending operations. The results of these operations included an increase in net interest income of $16.1 million, an increase in gains on the sale of mortgage loans and securities of $4.1 million and a gain on the sale of servicing amounting to $5.8 million. These increases were offset by an increase in expenses of $9.5 million and an increase in income tax expense of $1.6 million. Losses recognized on the CMO portfolio decreased $3.4 million, from $8.4 million for the nine months ended September 30, 1993 to $5.0 million for the nine months ended September 30, 1994.

The net earnings of the Company for the nine months ended September 30, 1993 did not include certain personnel and other operating expenses which were absorbed by the Manager of the Company, under the terms of its Management Agreement. The Company began paying all expenses of its operations in June 1993.

INTEREST INCOME:   Total interest income was $79.2 million and $50.9 million for the nine months ended September 30, 1994 and 1993, respectively. This increase in interest income of $28.3 million is primarily due to an increase in interest on mortgage loans held for sale, mortgage loans held for investment, mortgage securities and revolving warehouse lines of credit of $29.6 million, $5.4 million, $2.4 million and $2.6 million, respectively. This increase is offset by a decrease in interest income on collateral for CMOs of $16.8 million.

Interest income earned on mortgage loans held for sale, mortgage loans held for investment, mortgage securities and revolving warehouse and related lines of credit was $45.5 million, $6.1 million, $2.4 million and $3.1 million, respectively, for the nine months ended September 30, 1994. The average principal balance of mortgage loans held for sale, mortgage loans held for investment, mortgage securities and revolving warehouse lines of credit outstanding approximated $935.8 million, $124.4 million, $26.7 million and $54.1 million, respectively, for the first nine months of 1994 and earned interest at an effective yield of approximately 6.48%, 6.56%, 11.92% and 7.52%, respectively. Interest income earned on mortgage loans held for sale was $15.9 million on an average principal balance outstanding of $311.7 million representing an effective yield of 6.79% for the nine months ended September 30, 1993. The warehouse lending operations commenced in May 1993 and generated $434,000 in interest income during the period ended September 30, 1993. The Company held no mortgage loans for investment or mortgage securities during the nine months ended September 30, 1993 and therefore no interest was earned thereon during that period.

Interest income on collateral for CMOs was $16.9 million and $33.7 million for the nine months ended September 30, 1994 and September 30, 1993, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $292.6 million for the first nine months of September 30, 1994 from $582.8 million for the same period in 1993. The effective yield earned on the collateral decreased slightly to 7.70% for the nine months ended September 30, 1994 from 7.71% for the nine months ended September 30, 1993. As previously discussed above, the decrease in the average balance of collateral for CMOs was due to the continued low interest rate environment experienced throughout 1993 and the beginning of 1994, which resulted in significant prepayment activity.

INTEREST EXPENSE: For the nine months ended September 30, 1994 and 1993, total interest expense was $58.5 million and $50.6 million, respectively. This increase in interest expense of $7.9 million was due to an increase in interest expense on reverse-repurchase agreements of $29.6 million offset by a decrease in interest expense on CMOs of $21.7 million.

Interest expense on reverse-repurchase agreements was $36.8 million on average balances of $1.0 billion representing 4.69% of the average balance outstanding for the nine months ended September 30, 1994. For the nine months ended September 30, 1993, interest expense on such reverse-repurchase agreements was $7.2 million on average balances of $229.3 million, representing 4.20% of the average balance.

For the nine months ended September 30, 1994 and 1993, interest expense on CMOs was $21.6 million and $43.4 million, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $282.5 million for the nine months ended September 30, 1994 from $550.1 million for the nine months ended September 30, 1993 and a decrease in the weighted average cost of CMOs to 10.20% in the first nine months of 1994 from 10.52% for the nine months ended September 30, 1993. The decrease in the average balance and cost of CMOs was directly related to the decrease in prepayment activity on collateral for CMOs discussed above.

NET MASTER SERVICING INCOME: The Company began earning income on its master servicing portfolio in July of 1993. During the nine months ended September 30, 1994, the Company's master servicing portfolio grew from $3.0 billion at December 31, 1993 to $6.3 billion at September 30, 1994. This growth was the result of loan production and related sales volume from the Company's conduit operations, partially offset by repayments and prepayments of mortgage loans. Master servicing income was $17.9 million for the nine months ended September 30, 1994 compared to $1.0 million for the nine months ended September 30, 1993. This was offset by amortization of master servicing fees receivable and servicing hedges of $13.5 million and $.7 million for the nine months ended September 30, 1994 and 1993, respectively. Net master servicing income was $4.4 million for the first nine months of 1994 compared to $.3 million for the nine months ended September 30, 1993.

In September 1994, the Company began securitizing master servicing fees receivable in order to allow for financing of this asset. As of September 30, 1994, $110.8 million of master servicing fees receivable was securitized and $105.9 million was pledged as collateral for borrowings under reverse-repurchase agreements.

SALARIES AND RELATED EXPENSES: Salaries and related expenses were $5.9 million and $727,000 for the nine months ended September 30, 1994 and 1993, respectively. This increase was associated with the growth of the Company's mortgage conduit and warehouse and construction lending operations. As of September 30, 1994, the Manager employed approximately 113 employees dedicated to the Company's operations whereas as of September 30, 1993 there were approximately 47 employees. Personnel costs were absorbed by the Manager until June 1993 under the terms of the Management Agreement.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the nine months ended September 30, 1994 and 1993 were $5.5 million and $1.5, respectively. This increase of $4.0 million was primarily attributed to costs related to the growth of the mortgage conduit and warehouse lending operations. Included in the above amounts are approximately $324,000 and $237,000 attributable to the administration of CMOs for the nine months ended September 30, 1994 and 1993, respectively. The increase is primarily attributable to two additional CMOs that were issued during the first half of 1993.

MANAGEMENT FEES:   For the nine months ended September 30, 1994 and 1993,
management fees were $702,000 and $315,000, respectively. This increase of $387,000 is due primarily to a quarterly incentive management fee payable to the Manager in accordance with the management agreement. The incentive management fee represents a percentage of the Company's earnings that exceed a specified return on equity. The increase in the incentive management fee is directly related to the increase in the Company's earnings. Based on the Company's 1993 earnings, no incentive fee was incurred in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has used proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with its mortgage conduit operations, the Company issues REMIC securities and CMOs to help meet such needs. The Company may also borrow collateral or funds from CFC to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales or for other corporate purposes. These borrowings are made pursuant to a $10.0 million one-year, unsecured line of credit which expires on September 30, 1995 subject to extension by CFC and the Company. As of September 30, 1994, the Company had no outstanding borrowings under this agreement.

The Company has established a committed reverse-repurchase facility in an aggregate amount of up to $500.0 million (with a decreasing annual credit limit) for its mortgage conduit operations and warehouse lending program that expires in April 1996. The Company also has obtained credit approval from the same lender to enter into additional uncommitted reverse-repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. The maximum balance outstanding under reverse-repurchase agreements during the third quarter of 1994 was $1.5 billion. In August 1994, the Company signed another master repurchase agreement with a different lender to provide a committed short-term credit line in the amount of $300.0 million for its mortgage conduit and warehouse lending operations. This agreement expires in August 1996.

In the second quarter of 1994, the Company signed a commitment letter with a third lender for a two-year master repurchase agreement to provide a committed short-term credit line in the amount of $500 million. In November 1994, the Company signed an agreement for a committed reverse-repurchase facility in the amount of $225 million to provide financing for certain mortgage-related securities which have been retained or purchased by the Company. This agreement expires in November 1996. The Company, to the extent permitted by its by-laws, may issue other debt securities or incur other types of indebtedness from time to time.

The collateral maintenance requirements under reverse-repurchase agreements could adversely affect the Company's liquidity in the event of a significant decrease in the market value of the mortgage or securities portfolio financed under such reverse-repurchase agreements. However, the Company has implemented a hedging strategy for its mortgage loans held for sale which to some extent may mitigate the effect of adverse market movements.

The REIT provisions of the Internal Revenue Code restrict the Company's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio by requiring the Company to distribute to its shareholders substantially all of its income from operations.

Management believes that the cash flow from operations and the current and potential financing arrangements are sufficient to meet current liquidity requirements. The Company's ability to meet future liquidity requirements is subject to the renewal of credit facilities or obtaining other sources of financing, including raising additional equity from time to time.

INFLATION

Interest rates often increase during periods of rising inflation. Higher interest rates may depress the market value of the Company's mortgage assets if the yield on such mortgage assets does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for its investments that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on investments that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgages prepay. A decrease in the rate of prepayments may lengthen the estimated average lives of the underlying mortgages supporting master servicing fees receivable and for classes of the CMOs issued by the Company and may result in higher residual cash flows than would otherwise have been obtained. However, higher rates of interest may also discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company's mortgage conduit operations. With respect to mortgage loans held for investment, higher interest rates generally will negatively affect the net interest earned on these loans, as the interest earned on certain mortgage loans may be fixed for various periods of time while financing related to these loans floats to a short-term index and therefore increases more rapidly with rising interest rates.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------

3.1      Certificate of Incorporation for the Company, as amended.

4.1      1994 Stock Incentive Plan adopted May 17, 1994.

10.1 1994 Amended and Extended Loan Purchase and Administrative Services Agreement, dated as May 15, 1994, by and between the Company and Countrywide Funding Corporation ("CFC").

10.2 Amended and Restated Credit Agreement, dated as of September 30, 1994, by and among the Company, Independent National Mortgage Corporation, Independent Lending Corporation of America, Inc., and CFC.

10.3 First Amendment to 1994 Amended and Extended Management Agreement, dated as of October 1, 1994, by and between the Company and Countrywide Asset Management Corporation.

10.4 Master Assignment Agreement dated as of October 28, 1994 between the Company and Merrill Lynch Mortgage Capital, Inc. and Master Repurchase Agreement dated as of October 28, 1994 between the Company and Merrill Lynch, Pierce, Fenner and Smith, Incorporated.

27       Financial Data Schedule of CWM Mortgage Holdings, Inc.

     (b) Reports on Form 8-K.
         --------------------

         None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 14, 1994.



                                       CWM MORTGAGE HOLDINGS, INC.




                 By:  /s/ Michael W. Perry
                      __________________________
                      Michael W. Perry
                      Executive Vice President and Chief Operating Officer



                 By:  /s/ Carmella L. Grahn
                      ___________________________
                      Carmella L. Grahn
                      Senior Vice President and Chief Accounting Officer