Form 10-Q/A
period 1994-06-30
CWM MORTGAGE HOLDINGS INC
filed 1994-11-17
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

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

FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: During the six months ended June 30, 1994, the Company purchased $2.9 billion of mortgage loans through its mortgage loan conduit operations, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements. During the six months ended June 30, 1994, the Company sold $3.0 billion of mortgage loans through the issuance of REMIC securities and bulk whole loan sales. At June 30, 1994, the Company was committed to sell approximately $288.5 million of mortgage loans in the third quarter of 1994. In addition, the Company held $167.1 million in mortgage loans as long term-investments at June 30, 1994.

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

Interest income earned on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit was $12.9 million, $2.7 million and $838,000, respectively, for the second quarter of 1994. The average principal balance of mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit outstanding approximated $753.1 million, $157.6 million and $37.1 million, respectively, for the second quarter of 1994 and earned interest at an effective yield of approximately 6.87%, 6.88% and 9.04%, respectively. For the second quarter of 1993, $4.3 million of interest income was earned on mortgage loans held for sale with an average principal balance of $230.5 million and at an effective yield of 7.38%. The Company did not own any mortgage loans held for investment during 1993, and therefore no interest was earned during that period. The warehouse lending operations commenced in May of 1993; therefore, there was an insignificant amount of income in the second quarter of 1993 related to this operation.

Interest income on collateral for CMOs was $5.5 million and $12.4 million for the quarters ended June 30, 1994 and 1993, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $649.6 million for the quarter ended June 30, 1993 to $285.3 million for the quarter ended June 30, 1994, offset by an increase in the effective yield earned on the collateral from 7.64% in the second quarter of 1993 to 7.7% in the second quarter of 1994. The decrease in the average balance of collateral for CMOs was due to the continued low interest rate environment experienced throughout 1993 and the first quarter of 1994. This low interest rate environment resulted in significant prepayment activity.

INTEREST EXPENSE: Total interest expense was $17.3 million in both the three months ended June 30, 1994 and June 30, 1993. The $8.4 million increase in interest expense on reverse-repurchase agreements was offset by a $8.3 million decrease in interest expense on CMOs.

Interest expense on reverse-repurchase agreements was $10.3 million for the three months ended June 30, 1994 on average balances of $867.4 million, representing 4.75% of the average balance outstanding for the three months ended June 30, 1994. For the three months ended June 30, 1993, interest expense on such reverse-repurchase agreements was $1.9 million on average balances of $195.6 million, representing 3.94% of the average balance.

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

Interest income earned on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit was $31.1 million, $2.7 million and $2.5 million, respectively, for the six months ended June 30, 1994. The average principal balance of mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit outstanding approximated $915.5 million, $78.8 million and $58.0 million, respectively, for the first six months of 1994 and earned interest at an effective yield of approximately 6.79%, 6.88% and 8.62%, respectively. Interest income earned on mortgage loans held for sale was $5.7 million on an average principal balance outstanding of $154.6 million representing an effective yield of 7.37% for the six months ended June 30, 1993. The warehouse lending operations commenced in May of 1993; therefore, there was an insignificant amount of income during the six months ended June 30, 1993 related to this operation.

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

     (a) Exhibits
         --------


10.1 1994 Amended and Extended Management Agreement dated as of May 15, 1994, between the Company and Countrywide Asset Management Corporation.

10.2 Financing Facility dated as of August 3, 1994 among CWM, INMC, WLCA and Nomura Asset Capital Corp.

         Reports on Form 8-K.
         --------------------

            None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 17, 1994.



                   CWM MORTGAGE HOLDINGS, INC.




                   By:     /Michael W. Perry
                           -----------------
                           Michael W. Perry
                           Executive Vice President and
                             Chief Operating Officer



                   By:     /Carmella  L. Grahn
                           --------------------
                           Carmella L. Grahn
                           Senior Vice President and
                             Chief Accounting Officer