Form 10-K/A
period 1993-12-31
CWM MORTGAGE HOLDINGS INC
filed 1995-01-06
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                  FORM 10-K/A
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1993
(MARK ONE)

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

Securities registered pursuant to Section 12(g) of the Act:  NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.       YES  X     NO
                                                       -------   ------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

PROXY STATEMENT FOR THE 1994 ANNUAL MEETING---PART III

                     COUNTRYWIDE MORTGAGE INVESTMENTS, INC.

                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                        Page
                                                                        ----


ITEM      1.  BUSINESS..............................................      1

ITEM      2.  PROPERTIES............................................      9

ITEM      3.  LEGAL PROCEEDINGS.....................................      9

ITEM      4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..      9

                                    PART II

ITEM      5.  MARKET FOR THE  COMPANY'S STOCK AND RELATED SECURITY
              HOLDER MATTERS.........................................     9

ITEM      6.  SELECTED FINANCIAL DATA................................    10

ITEM      7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS....................    11

ITEM      8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    18

ITEM      9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...    18

                                    PART III

ITEM     10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   19

ITEM     11.  EXECUTIVE COMPENSATION..................................   19

ITEM     12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..............................................   19

ITEM     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   19

                                    PART IV

ITEM     14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K................................................   20

                                     PART I


ITEM 1.   BUSINESS
- - -------   --------

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

Production
- - ----------

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

Purchase Commitments
- - --------------------

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

Underwriting and Quality Control
- - --------------------------------

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

Mortgage Loans Acquired
- - -----------------------

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

Seller Eligibility Requirements
- - -------------------------------

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

Servicing Retention
- - ---------------------

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

Sale of Loans
- - -------------

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

In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory, or its commitments to purchase mortgage loans ("Committed Pipeline") the Company enters into hedging transactions. The Company's hedging policies generally require that all of its inventory of loans and the expected portion of its Committed Pipeline that may close be hedged with forward contracts for the delivery of MBS or whole loans. The Company hedges its inventory and Committed Pipeline of mortgage loans by using whole-loan sale commitments to ultimate buyers, by using temporary "cross hedges" with sales of government sponsored MBS since such loans are ultimately sold based on a market spread to MBS, or by selling forward private label MBS. As such, the Company is not exposed to significant risk nor will it derive any benefit from changes in interest rates on the price of the inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is generally high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest-rate risk to the extent that the portion of loans from the Committed Pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates and such decline in closings is not covered by options to purchase MBS needed to replace the loans in process that do not close at their committed price. The Company determines the portion of its Committed Pipeline that it will hedge based on numerous factors, including the composition of the Company's Committed Pipeline, the portion of such Committed Pipeline likely to close, the timing of such closings and anticipated changes in interest rates.

Master Loan Servicing
- - ---------------------

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

Financing of Mortgage Conduit Operations
- - ----------------------------------------

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

General Considerations
- - ----------------------

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

Excess Inclusion
- - ----------------

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

The Company and Countrywide Credit Industries, Inc. ("CCI") are both publicly traded companies whose shares of common stock are listed on the New York Stock Exchange. The Company has utilized the mortgage banking experience, management expertise and resources of CCI, CAMC and CFC in conducting its new mortgage conduit operations. CAMC and CFC are both wholly-owned subsidiaries of CCI. CCI, directly or indirectly, owns approximately 3.50% of the common stock of the Company. In addition, a number of directors and officers of the Company also serve as directors and/or officers of CCI, CAMC and/or CFC. See "Directors and Executive Officers of the Registrant." CAMC serves as the manager of the Company and employs the personnel who conduct the Company's mortgage conduit, warehouse lending and other operations. The Company also has a $10 million line of credit from CFC, and the Company may utilize CFC as a resource for loan servicing, technology, information services and loan production. CFC owns all of the voting common stock and a 1% economic interest in CMC, and the Company owns all of the preferred stock and a 99% economic interest in CMC.

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

ITEM 2.  PROPERTIES
- - -------  ----------

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

ITEM 3.  LEGAL PROCEEDINGS
- - -------  -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - -------  ---------------------------------------------------

A special meeting of the Company's stockholders was held on December 9, 1993 to vote on a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 shares. The votes cast on this proposal were as follows: 22,231,995 For; 546,514 Against; 138,623 Abstain; and 0 Broker Non-vote.


                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S STOCK AND RELATED SECURITY HOLDER MATTERS
- - ------- ------------------------------------------------------------------

The Company's Common Stock became listed on the New York Stock Exchange in November 1986 (Symbol: CWM).

The following table sets forth the high and low closing prices for the Common Stock of the Company (as reported by NYSE), for the years ended December 31, 1993 and 1992 and cash dividends declared for earnings of the periods as indicated:

                          1993               1992           CASH DIVIDENDS
                    ----------------   ------------------   ----------------
                     HIGH      LOW      HIGH        LOW      1993     1992
                    -------   ------   -------    -------   -------  -------
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

ITEM 6. SELECTED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                                               December 31,
                                              -------------------------------------------------------------------------------------
                                                 1993              1992               1991               1990               1989
                                              ---------         ----------         ----------         ----------         ----------
Selected Consolidated
Statements of Earnings Data
For The Year Ended
 Interest income                              $  73,373         $  106,070         $  148,634         $  162,013         $  185,481
 Interest expense                                69,299            107,511            135,395            149,511            173,589
                                              ---------         ----------         ----------         ----------         ----------

 Net interest income (expense)                    4,074             (1,441)            13,239             12,502             11,892
 Net master servicing expense                    (4,518)                 -                  -                  -                  -
 Gain on sale of mortgage loans
   and securities                                 9,305              9,031                735                  -                  -
 Expenses                                         4,592              2,603              3,107              2,989              3,247
 Provision for income taxes                       1,789                  -                  -                  -                  -
                                              ---------         ----------         ----------         ----------         ----------

 Net earnings                                     2,480              4,987             10,867              9,513              8,645
                                              =========         ==========         ==========         ==========         ==========

 Earnings per share                               $0.13              $0.36              $0.78              $0.70              $0.63
                                              =========         ==========         ==========         ==========         ==========

 Cash dividends per share                         $0.48              $0.48              $0.78              $0.69              $0.64
 Weighted average
   shares outstanding                        18,578,307         13,978,683         13,924,326         13,645,000         13,645,000

Selected Consolidated
Balance Sheet Data
At Year End
 Collateral for CMOs                           $402,503           $620,411         $1,118,321         $1,296,358         $1,448,907
 Mortgage loans held for sale                   872,490                  -                  -                  -                  -
 Revolving warehouse lines of credit             92,058                  -                  -                  -                  -
 Total assets                                 1,440,153            714,225          1,852,057          1,737,731          1,844,483

 Collateralized mortgage obligations           $365,886           $571,857         $1,040,495         $1,220,905         $1,352,824
 Short-term borrowings                          806,557             21,944            688,860            394,056            369,241
 Shareholders' equity                           250,608            119,995            122,403            121,147            120,776

 Number of shares outstanding                32,020,484         13,980,387         13,976,375         13,645,000         13,645,000

 Book value per share                             $7.83              $8.58              $8.76              $8.88              $8.85

Selected other data:
 Mortgage loans acquired                     $3,451,119                 -                  -                  -                  -
 Master servicing portfolio (at year end)    $2,963,876                 -                  -                  -                  -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - -------  ---------------------------------------------------------------
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

Historically, the Company also earned net interest income on its investments in adjustable-rate mortgage-backed securities ("ARM Portfolio") financed with reverse-repurchase agreements. The Company began accumulating adjustable-rate mortgage assets in 1987 due to the attractive returns and earnings profile of these investments. As interest rates declined in 1992, the Company partially offset the declining earnings performance of its CMO Portfolio by selling substantially all of its investments in the ARM Portfolio at a gain of

$7.8 million. During the first quarter of 1993, the Company sold its remaining adjustable-rate mortgage assets for an amount that approximated book value. The sales of adjustable-rate mortgage assets were also designed to provide capital for the Company's new mortgage loan conduit and warehouse lending operations.

FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: Through its mortgage loan conduit operations, the Company purchases jumbo and other nonconforming loans from mortgage bankers and other financial institutions which generally retain the mortgage loan servicing rights. During 1993, the Company purchased $3.5 billion of such mortgage loans, which were financed on an interim basis using equity and
short-term borrowings in the form of reverse-repurchase agreements.   In
general, the Company sells the loans in the form of REMICs or whole loan sales or alternatively, invests in the loans on a long-term basis using financing provided by CMOs. During 1993, the Company sold $2.3 billion of mortgage loans through the issuance of REMIC securities and the sale of whole loans. In addition, the Company issued two new series of CMOs in 1993 totaling $240.2 million (see discussion below). At December 31, 1993, the Company was committed to sell approximately $680.0 million of mortgage loans in connection with the issuance of REMIC securities and the sale of whole loans in the first quarter of 1994.

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

INTEREST EXPENSE: For 1993 and 1992, total interest expense was $69.3 million and $107.5 million, respectively. Interest expense on CMOs was $55.0 million and $83.6 million for 1993 and 1992, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $813.6 million for 1992 to $516.2 million for 1993, partially offset by an increase in the weighted average cost of CMOs from 10.27% in 1992 to 10.65% in 1993. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. In general, the class of each series of CMO with the shortest maturity receives all principal payments until it is repaid in full. After the first class is retired, the second class will receive all principal payments until retired and so forth. Substantially all CMO bonds were structured with the shortest maturity class generally having the lowest interest rate and interest rates increasing as the maturity of the class increased. Therefore, prepayments generally must be applied to the class with the lowest interest rate, resulting in repayment of CMO classes with relatively low interest rates and increasing the weighted average interest rate of the remaining outstanding CMOs.

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

The Company's investments in master servicing fees receivable have characteristics comparable to "excess servicing" insofar as their value tends to decline as prepayment rates increase. The yield on this portfolio could decline considerably as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such assets. In this scenario the Company writes down its master servicing fees receivable asset so that the remaining asset does not exceed the present value of future net master servicing income. During 1993, the Company experienced significant prepayment activity due to the low interest rate environment. As a result, master servicing amortization was in excess of master servicing income. In periods of rising interest rates, prepayments tend to decline and income from the master servicing portfolio should increase. As a result, future operating results associated with this portfolio is dependent upon the direction of interest rates and the results of the Company's hedging strategy as discussed below.

To mitigate the effect on earnings of higher amortization (which is deducted from master servicing income) resulting from increased prepayment activity, the Company began purchasing call options on FNMA mortgage-backed securities in December 1993 which increase in value when interest rates decline. These options expire in June of 1994. As of December 31, 1993, the Company had $300 million of call options on FNMA mortgage-backed securities. These options had a book value and an approximate fair market value of $4.1 million. Call option amortization totaled $150,000 in 1993.

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

As a result of higher than anticipated prepayment rates in 1992, net interest income on the CMO Portfolio decreased $15.0 million. Included in net interest expense is amortization of purchase premiums, relating to the collateral for the CMOs, and amortization of deferred bond issuance costs and original issue discounts, related to the costs associated with the issuance of CMOs. The amount of amortization recorded in 1992 exceeded the amount recorded in 1991 by $7.9 million. This decrease in net interest income was offset by gains of $1.1 million primarily associated with a redemption of a CMO series and a $7.1 million increase in gains on the sale of the ARM Portfolio. General and administrative expenses increased $121,000 and management fees decreased $625,000 from 1991 to 1992. As a consequence, net earnings for 1992 decreased by $5.9 million from the prior year.

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

The collateral maintenance requirements under reverse-repurchase agreements could adversely affect the Company's liquidity in the event of a significant decrease in the market value of the mortgage loans financed under reverse-repurchase agreements. However, the Company has implemented a hedging strategy for its mortgage portfolio which to some extent may mitigate this adverse effect. The Company seeks to utilize financial instruments whose price sensitivity has very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates.
With respect to the Company's portfolio of mortgage loans held for sale, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a FNMA or FHLMC security of comparable maturity and weighted average interest rate. With respect to the Company's portfolio of adjustable rate loans held for sale, the Company generally utilizes short-term Treasury futures to hedge against the effect of interest rate fluctuations. During 1993, $12.9 million in gross losses on financial instruments used to hedge the mortgage loan pipeline were recognized and an additional gross loss of $1.8 million was unrealized and included in the lower of cost or market computation for the mortgage loans held for sale as of December 31, 1993. These gross hedging losses were offset by gross gains achieved on mortgage loans sold, as a result of falling interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
- - -------  ------------------------------------------

The information called for by this item 8 is hereby incorporated by reference to the Company's Consolidated Financial Statements and Report of Certified Public Accountants beginning at Page F-1 of this Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- - -------  ----------------------------------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - -------   --------------------------------------------------

The information required by this Item 10 as to directors and executive officers of the Company is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

The directors and principal executive officers of CAMC, the Company's Manager, are:

            NAME          AGE                 OFFICE
            ----          ---                 ------
Angelo R. Mozilo*          54     Chairman of the Board of Directors

David S. Loeb*             69     Vice Chairman of the Board of Directors
                                     and Chief Executive Officer

Stanford L. Kurland*       40     President

Michael W. Perry*          31     Executive Vice President and Chief
                                     Operating Officer

Eric P. Sieracki*          37     First Vice President and Chief Financial
                                     Officer

Jeffery F. Butler          52     Director

Ralph S. Mozilo            52     Director


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

Ralph S. Mozilo joined CFC in 1971 and is Executive Vice President of Underwriting and Compliance for CFC. He became a director of CAMC in 1993.

ITEM 11.  EXECUTIVE COMPENSATION
- - --------  ----------------------

The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - --------  ----------------------------------------------- --------------

The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------  ----------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
- - --------  ---------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------

       (a)(1) and (2)  - Financial Statements and Schedules

       The information called for by this section of Item 14 is set forth in the Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

          (3)  - Exhibits


 Exhibit
   No.                    Description
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

10.52 Master Repurchase Agreement dated October 1, 1993 between the Company and Merrill Lynch Mortgage Capital, Inc.

21.1    List of Subsidiaries.

23.1    Consent of Grant Thornton.

*Incorporated by reference.


(B) - REPORTS ON FORM 8-K

       None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on January 6, 1995.

                              COUNTRYWIDE MORTGAGE INVESTMENTS, INC.

                                 BY:              DAVID S. LOEB
                                      ----------------------------------------
                                                  David S. Loeb
                                         Chairman of the Board of Directors
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          SIGNATURE                          TITLE                            DATE

       DAVID S. LOEB            Director, Chairman of the Board of       January 6, 1995
- - ----------------------------    Directors and Chief Executive Officer
       David S. Loeb

      ANGELO R. MOZILO          Director, Vice Chairman of the Board     January 6, 1995
- - ----------------------------    of Directors and President
      Angelo R. Mozilo

      MICHAEL W. PERRY          Executive Vice President                 January 6, 1995
- - ----------------------------    and Chief Operating Officer
      Michael W. Perry          (Principal Financial Officer
                                and Principal
                                Accounting Officer)

       LYLE E. GRAMLEY          Director                                 January 6, 1995
- - ----------------------------
       Lyle E. Gramley

      THOMAS J. KEARNS          Director                                 January 6, 1995
- - ----------------------------
      Thomas J. Kearns

  FREDERICK J. NAPOLITANO       Director                                 January 6, 1995
- - ----------------------------
  Frederick J. Napolitano

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                     COUNTRYWIDE MORTGAGE INVESTMENTS, INC.
                                AND SUBSIDIARIES

                        December 31, 1993, 1992 and 1991

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                         December 31, 1993, 1992, 1991

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                    F-3
Financial Statements
       Consolidated Balance Sheets                                    F-4
       Consolidated Statements of Earnings                            F-5
       Consolidated Statement of Shareholders' Equity                 F-6
       Consolidated Statements of Cash Flows                          F-7
       Notes to Consolidated Financial Statements                     F-8
Schedules
       Schedule II -  Amounts Receivable from Related Parties and
                      Underwriters, Promoters and Employees other
                      than Related Parties                            F-20
       Schedule III - Condensed Financial Information of Registrant   F-21
       Schedule IX  - Short-Term Borrowings                           F-24
       Schedule XII - Mortgage Loans on Real Estate                   F-25


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

We have also audited Schedule XII of Countrywide Mortgage Investments, Inc. and subsidiaries as of December 31, 1993, and Schedules II, III and IX for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP

Los Angeles, California
February 28, 1994

Countrywide Mortgage Investments, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands)

                                                                                    December 31,
                                                               ------------------------------------------------------
                                                                         1993                         1992
                                                               -------------------------    -------------------------
ASSETS

Mortgage assets
  Collateral for CMOs (market value $413,000 in 1993 and
    $638,200 in 1992)                                              $        402,503             $        620,411
  Mortgage loans held for sale                                              872,490                          -
  Adjustable-rate mortgage-backed securities                                    -                         87,509
Revolving warehouse lines of credit                                          92,058                          -
Cash                                                                          6,866                           27
Master servicing fees receivable                                             45,237                          -
Other assets                                                                 20,999                        6,278
                                                               -------------------------    -------------------------
    Total assets                                                   $      1,440,153             $        714,225
                                                               =========================    =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Collateralized mortgage obligations                                $        365,886             $        571,857
Reverse-repurchase agreements                                               806,557                       21,944
Accounts payable and accrued liabilities                                     17,102                          429
                                                               -------------------------    -------------------------
    Total liabilities                                                     1,189,545                      594,230

Commitments and contingencies                                                   -                            -

Shareholders' equity

  Common stock - authorized, 60,000,000 shares of
   $.01 par value; issued and outstanding, 32,020,484 shares
   in 1993 and 13,980,387 in 1992                                               320                          140
  Additional paid-in capital                                                256,587                      119,450
  Cumulative earnings                                                        72,306                       69,826
  Cumulative distributions to shareholders                                  (78,605)                     (69,421)
                                                               -------------------------    -------------------------
    Total shareholders' equity                                              250,608                      119,995
                                                               -------------------------    -------------------------
  Total liabilities and shareholders' equity                       $      1,440,153             $        714,225
                                                               =========================    =========================

The accompanying notes are an integral part of these statements.

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)

                                                                                     Year Ended December 31,
                                                                        -----------------------------------------------
                                                                            1993            1992             1991
                                                                        -------------  ---------------  ---------------
REVENUES

  Interest income
    Collateral for CMOs                                                   $  41,685         $  68,692       $  106,863
    Mortgage loans held for sale                                             29,072                -                -
    Revolving warehouse lines of credit                                       1,942                -                -
    Adjustable-rate mortgage-backed securities                                  674            37,378           41,771
                                                                        -------------  ---------------  ---------------
      Total interest income                                                  73,373           106,070          148,634

  Interest expense
    Collateralized mortgage obligations                                      54,958            83,558          106,681
    Reverse-repurchase agreements                                            14,341            23,953           28,714
                                                                        -------------  ---------------  ---------------
      Total interest expense                                                 69,299           107,511          135,395

        Net interest income (expense)                                         4,074            (1,441)          13,239

  Master servicing income                                                     2,477                -                -
  Master servicing amortization, net of servicing hedge gain                 (6,995)               -                -
                                                                        -------------  ---------------  ---------------
        Net master servicing expense                                         (4,518)               -                -

  Gain on sale of mortgage loans and securities                               9,305             9,031              735
                                                                        -------------  ---------------  ---------------
        Net revenues                                                          8,861             7,590           13,974

EXPENSES

  Salaries and related expenses                                               1,826                -                -
  General and administrative                                                  2,366             1,606            1,485
  Management fees to affiliate                                                  400               997            1,622
                                                                        -------------  ---------------  ---------------
        Total expenses                                                        4,592             2,603            3,107
                                                                        -------------  ---------------  ---------------
Earnings before income taxes                                                  4,269             4,987           10,867
  Provision for income taxes                                                  1,789                -                -
                                                                        -------------  ---------------  ---------------
NET EARNINGS                                                             $    2,480        $    4,987      $    10,867
                                                                        =============  ===============  ===============
EARNINGS PER SHARE                                                            $0.13             $0.36            $0.78
                                                                        =============  ===============  ===============
Weighted average shares outstanding                                      18,578,307        13,978,683       13,924,326
                                                                        =============  ===============  ===============

The accompanying notes are an integral part of these statements.

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except share data)


                                                                 Additional                     Cumulative
                                        Number of     Common       paid-in      Cumulative      distribution
Three years ended December 31, 1993     shares        stock       capital       earnings      to shareholders       Total
- - -----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1990            13,645,000    $   136    $   118,031     $   53,972    ($   50,992)     $   121,147

Common stock options exercised             331,375          4          1,405            -              -              1,409
Net earnings for the year                      -            -            -           10,867            -             10,867
Cash dividends paid - $0.79
 per share                                     -            -            -              -          (11,020)         (11,020)
                                        -------------------------------------------------------------------------------------

Balance at December 31, 1991            13,976,375        140        119,436         64,839        (62,012)         122,403

Common stock issued                          2,137          -             10            -              -                 10
Common stock options exercised               1,875          -              8            -              -                  8
Dividend reinvestment plan expense             -            -             (4)           -              -                 (4)
Net earnings for the year                      -            -             -           4,987            -              4,987
Cash dividends paid - $0.53
 per share                                     -            -             -             -           (7,409)          (7,409)
                                        -------------------------------------------------------------------------------------

Balance at December 31, 1992            13,980,387        140        119,450         69,826        (69,421)         119,995

Common stock issued                     17,883,972        179        135,916            -              -            136,095
Common stock options exercised             156,125          1            821            -              -                822
Capital contribution by manager                -            -            400            -              -                400
Net earnings for the year                      -            -            -            2,480            -              2,480
Cash dividends paid - $0.48
 per share                                     -            -            -              -           (9,184)          (9,184)
                                        -------------------------------------------------------------------------------------

Balance at December 31, 1993            32,020,484    $   320       $256,587        $72,306       ($78,605)        $250,608
                                        =====================================================================================

The accompanying notes are an integral part of these statements.

Countrywide Mortgage Investments, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                          1993           1992            1991
                                                                    --------------  --------------  --------------
Cash flows from operating activities:
 Net earnings                                                           $   2,480      $   4,987      $   10,867
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Amortization                                                           20,126         16,644           8,035
    Gain on sale of mortgage loans and securities                          (9,305)        (9,031)           (735)
    Capital contribution by manager                                           400             -               -
    Change in other assets and liabilities                                  2,159        (21,350)         21,012
                                                                    --------------  --------------  --------------
    Net cash provided by (used in) operating activities                    15,860         (8,750)         39,179
                                                                    --------------  --------------  --------------
Cash flows from investing activities:

 Collateral for CMOs:
  Purchases of mortgage loans subsequently securitized                   (248,222)            -               -
  Principal payments on collateral                                        401,106        502,713         227,437
  Net change in GICs held by trustees                                      22,923        (16,107)         (5,813)
  Proceeds from sale of collateral for CMOs, net                            2,641          6,090              -
                                                                    --------------  --------------  --------------
                                                                          178,448        492,696         221,624


 Purchases of mortgage loans held for sale                             (3,202,897)            -               -
 Purchases of adjustable-rate mortgage-backed securities                       -        (326,410)       (972,693)
 Proceeds from sale of mortgage loans and securities                    2,381,117        873,080         513,276
 Principal payments on mortgage loans and securities                       45,130         74,898          95,862
 Net increase in revolving warehouse lines of credit                      (92,058)            -               -
 Investment in master servicing fees receivable                           (52,232)            -               -
 Decrease (increase) in short-term investments                                 -           8,276          (3,298)
                                                                    --------------  --------------  --------------
    Net cash (used in) provided by investing activities                  (742,492)     1,122,540        (145,229)
                                                                    --------------  --------------  --------------

Cash flows from financing activities:

 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                    239,659             -               -
  Principal payments on securities                                       (418,534)      (439,473)       (179,324)
                                                                    --------------  --------------  --------------
                                                                         (178,875)      (439,473)       (179,324)

 Net proceeds (repayment) of reverse-repurchase agreements                784,613       (666,910)        294,804
 Net proceeds from issuance of common stock                               136,917             -            1,409
 Cash dividends paid                                                       (9,184)        (7,409)        (11,020)
                                                                    --------------  --------------  --------------
    Net cash provided by (used in) financing activities                   733,471     (1,113,792)        105,869
                                                                    --------------  --------------  --------------
Net increase (decrease) in cash                                             6,839             (2)           (181)
Cash at beginning of period                                                    27             29             210
                                                                    --------------  --------------  --------------
Cash at end of period                                                     $ 6,866           $ 27          $   29
                                                                    ==============  ==============  ==============
 Supplemental cash flow information:
    Cash paid for interest                                               $ 58,796      $ 103,279     $   134,108
                                                                    ==============  ==============  ==============
    Cash paid for income taxes                                                 -              -               -
                                                                    ==============  ==============  ==============

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

5.   Master Servicing Fees Receivable

The Company sells substantially all of the mortgage loans it purchases and retains the master servicing rights thereto. These master servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual master service fees. The sales price of the loans and the resulting gain or loss on sale are adjusted to provide for the recognition of a normal master service fee
rate over the estimated servicing lives of the loans.   The adjustment results
in a receivable that is realized through receipt of excess master servicing fees over time. Master servicing fees receivable are amortized into income over the lives of the underlying mortgages using the original discount rate and the effective yield method adjusted for the effects of prepayments. The Company intends to hold the master servicing fees receivable for investment.

The weighted average discount rate inherent in the initial carrying amount of the master servicing fees receivable recorded in 1993 was approximately 10.75%. In computing the initial fair value of the master servicing fees receivable, discount rates ranging from 8.40% to 12.20% were utilized. In determining the appropriate discount rate to compute the carrying amount, the Company considers the discount rate inherent in the fair values of similar investments such as excess servicing, historical and expected prepayment assumptions, and required spreads against alternative investments.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

To protect the value of the master servicing fees receivable from the effects of increased prepayment activity, the Company purchases options on mortgage-backed securities that increase in value when interest rates decline. The cost of the option fees is charged to expense over the contractual life of the options. Options gains are recognized first as an offset to the "Incremental Amortization" of the master servicing fees receivable (i.e. amortization due to the impairment caused by increased projected prepayment speeds). To the extent the master servicing hedge generates gains in excess of the Incremental Amortization ("Excess Hedge Gain") the Company writes down the master servicing fees receivable through additional amortization in an amount equal to the Excess Hedge Gain. During 1993, the Company had no gains from these hedging transactions. As of December 31, 1993 the Company had $300 million of call options on FNMA mortgage-backed securities. The call options had a carrying value and an approximate fair market value of $4.1 million, as of December 31, 1993.

6.  Purchased Servicing Rights

The Company from time to time acquires the rights to service, as opposed to master service, mortgage loans that it has previously purchased. The Company capitalizes the cost of bulk purchases of servicing rights. The amount capitalized does not exceed the present value of future net servicing income. Purchased servicing rights are amortized over the lives of the underlying mortgages in proportion to estimated net servicing revenues. As of December 31, 1993, the Company's purchased servicing portfolio totaled $439.8 million and capitalized costs associated with acquiring this portfolio totaled $4.9 million and is included in other assets.

7.  Revenue Recognition

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

8.  Collaterized Mortgage Obligations (CMOs) and Deferred Issuance Costs

Collateralized mortgage obligations are carried at their outstanding principal balances net of unamortized original issue discounts or premiums. Also included in CMOs is accrued interest payable on such obligations. Issuance costs have been deferred and are amortized to expense over the estimated life of the CMOs using the straight-line method with effect given to principal reductions. Such method does not result in any material difference than would be provided by the effective interest method. Unamortized deferred issuance costs are included in other assets in the consolidated balance sheets.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

9.  Earnings Per Share

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

10.  Fair Value of Financial Instruments

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

NOTE C  -  COLLATERAL FOR CMOS  (CONTINUED)

Collateral for CMOs is summarized as follows:
(Dollar amounts in thousands)

                                           December 31,
                                       -------------------
                                         1993       1992
                                       --------   --------
     Mortgage loans                    $154,152   $ 85,353
     Mortgage-backed securities         217,856    473,907
     GICs held by trustees               21,670     44,593
     Accrued Interest receivable          4,337      7,812
                                       --------   --------
                                        398,015    611,665
     Unamortized premiums, net            4,488      8,746
                                       --------   --------
     Collateral for CMOs               $402,503   $620,411
                                       ========   ========

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

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE E - MASTER SERVICING FEES RECEIVABLE

The changes in master servicing fees receivable for the year ended December 31, 1993 are as follows:

(Dollar amounts in thousands)

Balance at beginning of period       $     0
Additions                             52,232
Amortization
   Scheduled                            [836]
   Unscheduled                        [6,159]
                                     -------

Balance at end of period             $45,237
                                     =======



As of December 31, 1993, the fair value of master servicing fees receivable is estimated to approximate the book value. Fair value is estimated by discounting future cash flows from master servicing fees using discount rates that approximate current discount rates used for similar investments such as excess servicing and using expected future prepayment rates.

NOTE F  -  COLLATERALIZED MORTGAGE OBLIGATIONS

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

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE F  -  COLLATERALIZED MORTGAGE OBLIGATIONS (CONTINUED)

CMOs are summarized as follows:
 (Dollar amounts in thousands)

                                                     December 31,
                                           --------------------------------
                                                1993             1992
                                           --------------    --------------
Collateralized mortgage obligations        $      371,332    $      578,047
Accrued interest payable                            3,526             5,874
                                           --------------    --------------
                                                  374,858           583,921
Unamortized discounts, net                         (8,972)          (12,064)
                                           --------------    --------------
Collateralized mortgage obligations, net   $      365,886    $      571,857
                                           ==============    ==============
Range of weighted average interest
 rates, by series                           6.51% - 11.00%    8.63% - 10.96%
Range of stated maturities                  1998  -  2023     1998  -  2017
Number of series                                       17                17

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

NOTE G - REVERSE-REPURCHASE AGREEMENTS

During April 1993, the Company entered into a $100.0 million reverse-repurchase agreement, which expires in April 1994, to provide the Company with a committed revolving credit facility to finance mortgage loans held for sale. The Company also has obtained credit approval from the same lender to enter into additional reverse-repurchase agreements, associated with the mortgage conduit operation under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction.
The maximum balance outstanding during the year was $1.1 billion and the balance outstanding at December 31, 1993 totaled $779.2 million. These facilities are secured by such loans which the Company ultimately sells in the form of REMIC securities or whole loans. The book value and estimated market value of mortgage loans held for sale securing this facility totaled $793.1 million and $791.9 million, respectively, at December 31, 1993. Adjustable-rate mortgage-backed securities totaling $23.3 million were pledged as collateral for reverse-repurchase agreements at December 31, 1992.

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

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE G - REVERSE-REPURCHASE AGREEMENTS (CONTINUED)

facility is secured by mortgage loans originated by small- and medium-size mortgage bankers to which the Company advances funds for the period from the closing of the loans until the loans are purchased by a permanent investor. The book value and market value of revolving warehouse lines of credit securing this facility totaled $92.1 million as of December 31, 1993.

At December 31, 1993, Merrill Lynch was the lender on all outstanding reverse-repurchase agreements. Such agreements had maturities of less than five days with interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). As of December 31, 1993 and 1992, the borrowing rate on these reverse-repurchase agreements was 4.7% and 3.2%, respectively. At December 31, 1993, the Company was in compliance with all representations, warranties and covenants of its reverse-repurchase agreements.

NOTE H - INCOME TAXES

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

NOTE I - COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance Sheet Risk. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business through the production and sale of mortgage loans and the management of interest-rate risk. These instruments include master servicing fees receivable and short-term commitments to extend credit and purchase and sell loans. The instruments involve, to varying degrees, elements of credit and interest-rate risk. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. However, the Company does not anticipate nonperformance by the counterparties. As discussed below, the Company's exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by the mortgagor is limited due to the non-recourse nature of the loans in the servicing portfolio. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

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

NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE J - SHAREHOLDERS' EQUITY

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

NOTE K -  STOCK OPTION PLAN

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

As of December 31, 1993, options to purchase 346,875 shares were exercisable and 47,750 shares were reserved for future grants. Stock option transactions for the three years ended December 31, 1993, 1992 and 1991 are summarized as follows:

Years ended December 31,                                1993            1992          1991
                                                    ------------    -----------    -----------
Shares subject to:
  Options at beginning of year..................         558,000        438,625        570,000
     Options granted............................         206,000        150,000        200,000
     Options canceled...........................         (55,000)       (28,750)
     Options exercised..........................        (156,125)        (1,875)      (331,375)
                                                    ------------    -----------    -----------
  Shares Subject to Options at end of year               552,875        558,000        438,625
                                                    ============    ===========    ===========
Exercise price:
Per share for options outstanding at end of year    $4.25-$8.375    $4.25-$6.62    $4.25-$6.62
Average per share for options exercised             $       5.26    $      4.25    $      4.25

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

NOTE L - RELATED PARTY TRANSACTIONS

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

For performing these services, the Manager receives a base management fee of 1/8 of 1% per annum of average invested assets not pledged to secure CMOs. The Manager also receives a subsidiary management fee equal to 3/8 of 1% per annum of the average amounts outstanding under warehouse lines of credit. In addition, the Manager receives incentive compensation equal to 25% of the amount by which the Company's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived all fees pursuant to the above for 1993. Such amounts are reflected as an expense and a corresponding capital contribution in the accompanying financial statements. In addition, in 1993 the Manager absorbed $900,000 of operating expenses incurred in connection with

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE L - RELATED PARTY TRANSACTIONS (CONTINUED)

duties under the Management Agreement. The Company began paying all expenses of the new operations in June 1993. The Manager earned management fees totaling $997,000 and $1.6 million, for the years ended December 31, 1992 and 1991, respectively. The Management Agreement is renewable annually and expires May 15, 1994.

During 1993, the Company purchased approximately $415.0 million in nonconforming mortgage loans from CFC. In addition, as of December 31, 1993, CFC was subservicing approximately $72.7 million in mortgage loans associated with purchased servicing rights. Subservicing fees paid to CFC in 1993 totaled $6,000.

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

NOTE M - SUBSEQUENT EVENT

On January 27, 1994, the Board of Directors declared a $0.12 cash dividend to be paid on March 1, 1994 to shareholders of record on February 7, 1994.

NOTE N - QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

                                            Three Months Ended
Dollar amounts in thousands     --------------------------------------------
except per share data:          March 31  June 30  September 30  December 31
                                --------  -------  ------------  -----------
Year ended December 31, 1993
  Net revenues                   $602      $580       $3,732       $3,947
  Net earnings                    118        54          564        1,744
  Earnings per share (1)          .01       .00          .03          .07
  Dividends per share (2)         .12       .12          .12          .12

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

NOTE N - QUARTERLY FINANCIAL DATA - UNAUDITED (CONTINUED)

Year ended December 31, 1992
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

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                         (Dollar amounts in thousands)

 Column A                                Column B     Column C           Column D                 Column E
- - -----------                            ------------  ----------  --------------------------  ---------------------
                                                                                                 Balance at End
                                                                        Deductions                 of Period
                                        Balance at               --------------------------  ---------------------
  Name of                              Beginning of                Amounts      Amounts                    Not
  Debtor                                  Period     Additions    Collected   Written Off     Current    Current
- - -----------                            ------------  ----------  -----------  ------------   ---------  ----------
For year ended December 31, 1993 (1)

Jack W. Carlson                          $  361       $   26         $ 39       $  -           $ 39       $  309
Robert J. Donato                            239           16          255          -              -            -
Frederick J. Napolitano                     361           26           29          -             40          318
David S. Loeb                                83          594           13          -             65          599
Angelo R. Mozilo                             73            5            7          -             10           61
Thomas J. Kearns                              -           45            -          -              5           40
                                       -----------   ----------  -----------  ------------   ---------   ---------
                                         $1,117         $712         $343       $              $159       $1,327
                                       ===========   ==========  ===========  ============   =========   =========

For year ended December 31, 1992 (1)

Jack W. Carlson                          $  378          $26         $ 43       $  -           $ 39       $  322
Robert J. Donato                            248           18           27          -             32          207
Frederick J. Napolitano                     377           27           43          -             39          322
Harley W. Snyder                            248            3          251          -              -            -
David S. Loeb                                86            7           10          -              8           75
Angelo R. Mozilo                             78            6           11          -             10           63
                                       -----------   ----------  -----------  ------------   ---------   ---------
                                         $1,415          $87         $385       $  -           $128       $  989
                                       ===========   ==========  ===========  ============   =========   =========

For year ended December 31, 1991 (1)

Jack W. Carlson                            $132         $282         $ 36       $   -          $ 56       $  322
Robert J. Donato                             91          282          125           -            46          202
Frederick J. Napolitano                     131          282           36           -            56          321
Harley W. Snyder                            134          282          168           -            46          202
David S. Loeb                                 -           86            -           -            13           73
Angelo R. Mozilo                              -           86            8           -            14           64
                                       -----------   ----------  -----------  ------------   ---------   ---------
                                         $  488       $1,300         $373       $   -          $231       $1,184
                                       ===========   ==========  ===========  ============   =========   =========

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

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

                                BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                              December 31,
                                                       ----------------------
                                                          1993        1992
                                                       ----------   ---------
A S S E T S

Cash                                                    $  1,806      $     20
Mortgage assets
  Mortgage loans held for sale                           794,132             -
  Adjustable-rate mortgage-backed securities                   -        87,509
Investment in subsidiaries (1)                            76,218        82,113
Due from affiliates                                      120,124             -
Other assets                                               5,795         2,819
                                                        --------      --------
    Total assets                                        $998,075      $172,461
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                           $742,911      $ 21,950
Accounts payable and accrued liabilities                   4,556           287
Due to affilates                                               -        30,229
                                                        --------      --------
    Total liabilities                                    747,467        52,466

Commitments and contingencies                                  -             -

Shareholders' equity

  Common stock                                               320           140
  Additional paid-in capital                             256,587       119,450
  Accumulated (deficit) earnings                          (6,299)          405
                                                        --------      --------
    Total shareholders' equity                           250,608       119,995
                                                        --------      --------
  Total liabilities and shareholders' equity            $998,075      $172,461
                                                        ========      ========

- - -------
(1) The Company has received cash dividends from its subsidiaries of $9,858 and $8,803 for the years ended December 31, 1993 and 1992, respectively.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                                  (Continued)

                            STATEMENTS OF EARNINGS
                         (Dollar amounts in thousands)

                                                               Year ended December 31,
                                                        ----------------------------------------
                                                            1993           1992          1991
                                                        -----------     ----------    ----------
REVENUES

 Interest income                                           $19,366         $37,378       $41,771
 Interest expense                                            9,673          26,731        31,170
                                                        -----------     ----------    ----------
   Net interest income                                       9,693          10,647        10,601
 Gain on sale of mortgage-backed securities                      -           7,831           735
 Equity in net (loss) earnings of subsidiaries              (5,659)        (11,579)        1,821
                                                        -----------     ----------    ----------
   Net revenue                                               4,034           6,899        13,157
                                                        -----------     ----------    ----------
EXPENSES

 General and administrative                                  1,242           1,169         1,028
 Management fees to affiliate                                  312             743         1,262
                                                        -----------     ----------    ----------
   Total expenses                                            1,554           1,912         2,290
                                                        -----------     ----------    ----------
NET EARNINGS                                                $2,480          $4,987       $10,867
                                                        ===========     ==========    ==========
EARNINGS PER SHARE                                           $0.13           $0.36         $0.78
                                                        ===========     ==========    ==========
Weighted average shares outstanding                     18,578,307      13,978,683    13,924,326
                                                        ===========     ==========    ==========

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                                  (Continued)

                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                  Year ended December 31,
                                                                           --------------------------------------
                                                                               1993          1992        1991
                                                                           -----------    -----------  ----------
Cash flows from operating activities:
  Net earnings                                                                 $2,480         $4,987     $10,867
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Equity in net loss (earnings) of subsidiaries                               5,659         11,579      (1,821)
    Amortization                                                                   43          3,015       2,319
    Gain on sale of mortgage-backed securities                                      -         (7,831)       (735)
    Capital contribution by manager                                               400              -           -
    (Increase) decrease in due from/due to affiliate                         (150,353)         1,349       3,989
    Decrease in other assets and liabilities                                    1,186         14,733      66,708
                                                                           -----------    -----------  ----------
     Net cash (used in) provided by operating activities                     (140,585)        27,832      81,327
                                                                           -----------    -----------  ----------
Cash flows from investing activities:
 Decrease (increase) in short-term investments                                      -          8,276      (3,298)
 Purchases of mortgage loans and securities                                (3,202,897)      (326,410)   (972,693)
 Purchases of mortgage loans subsequently securitized                        (248,222)
 Proceeds from sale of mortgage loans and securities                        2,725,700        880,911     513,276
 Principal payments on mortgage loans and securities                           18,791         74,898      93,556
 Investment in subsidiaries                                                    (9,553)             -           -
 Dividends received from subsidiaries                                           9,858          8,803       2,458
                                                                           -----------    -----------  ----------
     Net cash (used in) provided by investing activities                     (706,323)       646,478    (366,701)
                                                                           -----------    -----------  ----------
Cash flows from financing activities:
 Net proceeds (repayments) of reverse-repurchase agreements                   720,961       (666,910)    294,804
 Net proceeds from issuance of common stock                                   136,917              -       1,409
 Cash dividends paid                                                           (9,184)        (7,409)    (11,020)
                                                                           -----------    -----------  ----------
    Net cash provided by (used in) financing activities                       848,694       (674,319)    285,193
                                                                           -----------    -----------  ----------
Net increase (decrease) in cash                                                 1,786             (9)       (181)
Cash at beginning of period                                                        20             29         210
                                                                           -----------    -----------  ----------
Cash at end of period                                                          $1,806            $20         $29
                                                                           ===========    ===========  ==========
    Supplemental cash flow information:
      Cash paid for interest                                                   $9,582        $24,309     $28,740
                                                                           ===========    ===========  ==========
      Cash paid for income taxes                                                    -              -           -
                                                                           ===========    ===========  ==========

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                         (Dollar amounts in thousands)

                Column A                         Column B        Column C       Column D        Column E        Column F
- - ------------------------------------------     -------------    ----------   ---------------  -------------- ---------------
                                                                                 Maximum         Average        Weighted
                                                                 Weighted        amount          amount         average
                                                                 average       outstanding     outstanding   interest rate
         Category of aggregate                  Balance at       interest      during the      during the      during the
          short-term borrowings                end of period       rate          period         period(1)      period(2)
- - ------------------------------------------     -------------    ----------   ---------------  -------------- ---------------
Year ended December 31, 1993
    Reverse-repurchase
       agreements                                  $806,557          4.67%       $1,142,286       $370,739            3.89%
                                               -------------    ----------   ---------------  -------------- ---------------
                                                   $806,557          4.67%       $1,142,286       $370,739            3.89%
                                               =============    ==========   ===============  ============== ===============
Year ended December 31, 1992
    Reverse-repurchase
       agreements                                   $21,950          4.00%         $796,001       $548,903            4.35%
                                               -------------    ----------   ---------------  -------------- ---------------
                                                    $21,950          4.00%         $796,001       $548,903            4.35%
                                               =============    ==========   ===============  ============== ===============
Year ended December 31, 1991
    Reverse-repurchase
       agreements                                  $688,860          5.29%         $688,860       $485,346            5.88%
                                               -------------    ----------   ---------------  -------------- ---------------
                                                   $688,860          5.29%         $688,860       $485,346            5.88%
                                               =============    ==========   ===============  ============== ===============

- - ---------------
(1) Calculation of average amount outstanding during the period based upon the monthly weighted average principal balance of borrowings.

(2) Calculation of weighted average interest rate during the period based upon the monthly weighted average principal balance of borrowings divided into total interest charges on such borrowings.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

                 SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                         (Dollar amounts in thousands)
                               December 31, 1993

          Column A              Column B        Column C           Column D         Column E          Column F
- - ----------------------------   ----------  ------------------  ---------------  ---------------  -----------------
                                                                  Principal
                                                                   Amount
                                                                  of Loans
                                           (1)(2)(3)(4)(6)(9)    Subject to       Amount of
   Range of          Number                     Carrying         Delinquent       Mortgage
Carrying Amounts      of          Prior         Amount of         Principal         Being             Range of
 of Mortgages        Loans        Liens         Mortgages      or Interest (7)   Foreclosed (8)  Interest Rates (5)
- - ----------------  ----------   ----------  ------------------  ---------------  ---------------  ------------------

$0-$50                  4          $0               $193              $0              $0            7.000-7.7500
50-100                143           0             12,556               0               0            3.250-10.125
101-150               475           0             59,894             584               0            3.250-10.750
151-200               434           0             76,058           3,255             159            3.125-11.000
201 - 250             881           0            201,528           2,486             446            3.250-11.000
251 - 300             723           0            198,658           1,673             255            3.125-10.750
301 - 350             397           0            129,407               0               0            3.125-9.750
351 - 400             194           0             73,181               0               0            3.375-8.750
401 - 450             132           0             56,365             431               0            3.250-8.500
451 - 500             126           0             60,721               0               0            3.500-9.125
501 - 550              61           0             32,250               0               0            4.000-8.750
551 - 600              75           0             43,781             579               0            3.500-8.625
601 - 650              58           0             36,706               0               0            3.875-8.500
651 - 700               9           0              6,167               0               0            4.625-7.750
701 - 750              19           0             14,018               0               0            4.375-8.000
751 - 800               4           0              3,084               0               0            4.500-7.875
801 - 850               4           0              3,329               0               0            4.000-7.375
851 - 900               4           0              3,520               0               0            5.000-7.250
901 - 950               3           0              2,783               0               0            4.875-7.000
951 - 1,000             9           0              8,892               0               0            4.500-7.750
over 1,000              1           0              1,200               0               0               4.875
                  ----------   ----------  ------------------  ---------------  ---------------
                   3,756           $0         $1,024,292          $9,008            $861
                  ==========   ==========                      ===============  ===============

Premium                                            5,165
                                           ------------------
                                              $1,029,457
                                           ==================

- - --------------------------
(1) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(2) Total mortgage loans comprised of $870,140 of mortgage loans held for sale and $154,152 of whole loans pledged as collateral for CMOs.
(3) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1993 is as follows:
    California 70% with no other state comprising more than 14%.
(4) The aggregate cost for federal income tax purposes is $1,029,457.
(5) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(6) $ 415.0 million of mortgage loans purchased during 1993 were acquired from CFC, an affiliate of the Company's Manager.
(7) $5.8 million of the total principal amount of loans subject to delinquent principal or interest is related to Pre-1993 CMOs.
(8) Of the total amount of mortgages being foreclosed, $606 is related to Pre-1993 CMOs and $255 is related to CMOs issued in 1993. Generally, any default of a mortgage loan which is the basis of a foreclosure action is covered (up to an aggregate benefit limit) under a pool insurance policy provided by a private mortgage insurer.

(9) Balance at beginning of period                               $85,353
          Additions during period:
               New mortgage loans                              3,420,202
                                                          ---------------
                                                               3,505,555
          Deductions during period:
           Sales of mortgage loans             2,260,739
           Collections of principal              220,524       2,481,263
                                                          ---------------
    Balance at close of period                                $1,024,292
                                                          ===============

                                     F-25