Form 10-Q/A
period 1994-09-30
CWM MORTGAGE HOLDINGS INC
filed 1995-01-06
CIK 773468

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
Consolidated Balance Sheets
(Dollar amounts in thousands)
(Unaudited)

                                                                                      September 30, 1994    December 31,  1993
                                                                                      -------------------   -------------------
ASSETS

Mortgage assets
  Mortgage loans held for sale                                                             $     599,845         $     872,490
  Mortgage loans held for investment                                                             307,566                    -
  Collateral for CMOs (market value $243,600 in 1994 and
   $413,000 in 1993)                                                                             245,871               402,503
  Mortgage securities                                                                             89,203                    52
  Master servicing fees receivable                                                               146,221                45,237
Revolving warehouse lines of credit                                                               60,500                92,058
Cash                                                                                               8,746                 6,866
Other assets                                                                                      24,253                20,947
                                                                                      -------------------   -------------------
    Total assets                                                                           $   1,482,205         $   1,440,153
                                                                                      ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                                              $     991,152         $     806,557
Collateralized mortgage obligations                                                              214,112               365,886
Accounts payable and accrued liabilities                                                          20,674                17,102
                                                                                      -------------------   -------------------
    Total liabilities                                                                          1,225,938             1,189,545

Commitments and contingencies                                                                         -                     -

Shareholders' equity

  Common stock - authorized, 60,000,000 shares of
   $.01 par value; issued and outstanding, 32,256,156 shares
   in 1994 and 32,020,484 in 1993                                                                    323                   320
  Additional paid-in capital                                                                     257,815               256,587
  Net unrealized gain on available-for-sale mortgage securities                                      166                    -
  Cumulative earnings                                                                             91,367                72,306
  Cumulative distributions to shareholders                                                       (93,404)              (78,605)
                                                                                      -------------------   -------------------
    Total shareholders' equity                                                                   256,267               250,608
                                                                                      -------------------   -------------------
  Total liabilities and shareholders' equity                                               $   1,482,205         $   1,440,153
                                                                                      ===================   ===================

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)
(Unaudited)


                                                   Quarter Ended September 30,          Nine Months Ended September 30,
                                                   ---------------------------          -------------------------------
                                                       1994           1993                  1994             1993
                                                   -----------    ------------          ------------     --------------
REVENUES

  Interest income
    Mortgage loans held for sale                      $14,647        $10,170                $45,509         $15,880
    Mortgage loans held for investment                  3,412              -                  6,121             674
    Collateral for CMOs                                 5,152          9,860                 16,899          33,701
    Mortgage securities, net                            2,010              -                  2,385               -
    Master servicing, net                               3,585            244                  4,415             244
    Revolving warehouse lines of credit                   913            276                  3,055             434
    Other                                                 231              1                    830               1
                                                   ----------     ----------             ----------      ----------
      Total interest income                            29,950         20,551                 79,214          50,934

  Interest expense
    Reverse-repurchase agreements                      15,578          4,793                 36,849           7,223
    Collateralized mortgage obligations                 5,917         14,610                 21,607          43,409
                                                   ----------     ----------             ---------       ----------
      Total interest expense                           21,495         19,403                 58,456          50,632

        Net interest income                             8,455          1,148                 20,758             302

  Gain on sale of mortgage loans and securities         7,036          2,584                  7,782           4,613
  Gain on sale of servicing                                 -              -                  5,834               -
                                                   ----------     ----------             ----------      ----------
        Net revenues                                   15,491          3,732                 34,374           4,915

EXPENSES

  Salaries and related expenses                         2,140            727                  5,924             727
  General and administrative                            2,196            648                  5,450           1,455
  Management fees to affiliate                            495            111                    702             315
                                                   ----------     ----------             ----------      ----------
        Total expenses                                  4,831          1,486                 12,076           2,497
                                                   ----------     ----------             ----------      ----------

Earnings before income taxes                           10,660          2,246                 22,298           2,418

  Income tax provision                                  2,363          1,682                  3,237           1,682
                                                   ----------     ----------             ----------      ----------

NET EARNINGS                                       $    8,297       $    564             $   19,061        $    736
                                                   ==========     ==========             ==========      ==========

EARNINGS PER SHARE                                      $0.26          $0.03                  $0.59           $0.04
                                                   ==========     ==========             ==========      ==========

Weighted average shares outstanding                32,216,505     21,055,213             32,156,094      16,369,689
                                                   ==========     ==========             ==========      ==========


The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                        -------------------------------------
                                                                                              1994                 1993
                                                                                        ----------------     ----------------
Cash flows from operating activities:
 Net earnings                                                                                $   19,061              $   736
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization                                                                                 19,236               10,586
    Gain on sale of mortgage loans and securities                                                (7,782)              (4,613)
    Gain on sale of servicing                                                                    (5,834)                   -
    Change in other assets and liabilities                                                       (3,200)              (8,091)
                                                                                        ----------------     ----------------
    Net cash provided by (used in) operating activities                                          21,481               (1,382)

Cash flows from investing activities:
 Collateral for CMOs:
  Purchases of mortgage loans subsequently securitized                                               -              (248,269)
  Principal payments on collateral                                                              136,841              288,277
  Net change in GICs held by trustees                                                            16,532               15,855
  Proceeds from sale of collateral for CMOs, net                                                     -                33,452
                                                                                        ----------------     ----------------
                                                                                                153,373               89,315

 Purchases of mortgage loans held for sale                                                   (4,314,818)          (1,637,838)
 Purchases of mortgage loans held for investment                                               (178,787)                  -
 Investment in mortgage securities                                                             (116,302)                  -
 Investment in master servicing fees receivable                                                (110,495)                  -
 Proceeds from sale of mortgage loans and securities                                          4,452,382            1,136,950
 Principal payments on mortgage loans and securities                                             41,539                4,931
 Net decrease (increase) in revolving warehouse lines of credit                                  31,558              (41,481)
 Purchase of servicing                                                                          (18,385)                  -
 Proceeds from sale of servicing                                                                 22,281                   -
                                                                                        ----------------     ----------------
    Net cash used in investing activities                                                       (37,654)            (448,123)

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                                               -               239,659
  Principal payments on securities                                                             (152,974)            (297,919)
  Redemption of securities                                                                           -               (32,689)
                                                                                        ----------------     ----------------
                                                                                               (152,974)             (90,949)

 Net increase in reverse-repurchase agreements                                                   184,595             476,451
 Net proceeds from issuance of common stock                                                        1,231              74,802
 Cash dividends paid                                                                            (14,799)              (6,270)
                                                                                        ----------------     ----------------
    Net cash provided by financing activities                                                    18,053              454,034
                                                                                        ----------------     ----------------

Net increase in cash                                                                              1,880                4,529
Cash at beginning of period                                                                       6,866                   27
                                                                                        ----------------     ----------------
Cash at end of period                                                                           $ 8,746              $ 4,556
                                                                                        ================     ================

 Supplemental cash flow information:
    Cash paid for interest                                                                     $ 40,192             $ 44,995
                                                                                        ================     ================
    Cash paid for income taxes                                                                      $ 1                   -
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

NOTE B - MORTGAGE LOANS HELD FOR INVESTMENT

The Company purchases certain mortgage loans to be held as long-term investments. In addition, mortgage loans transferred from mortgage loans held for sale to mortgage loans held for investment are recorded at market value on the date of transfer. Mortgage loans held for investment include various adjustable rate loans secured by mortgages on single-family residential real
estate.   The premiums and discounts and the market valuation related to these loans are amortized over the estimated life of the loans using the level-yield method. Loans greater than ninety days past due are evaluated for collectibility and, if appropriate, previously accrued interest is reversed. As of September 30, 1994, no loans were on nonaccrual status and the Company had no allowance for loan losses.

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

As of September 30, 1994, mortgage securities held-to-maturity totaled $33.4 million with an estimated fair value of $32.8 million, resulting in a net unrealized loss of $.6 million. This net unrealized loss of $.6 million was comprised of gross unrealized gains and gross unrealized losses totaling $660,000 and $1,351,000, respectively. Included in mortgage securities held-to-maturity was one inverse floater with a book value of $7.5 million, and a fair value of $7.5 million and a weighted average expected life of 11.7 years. The Company holds this inverse floater as a long-term investment and since the returns on the inverse floater increase when interest rates decline and when mortgage loan prepayments increase, the investment also tends to act counter-cyclically to the income generated by the Company's master servicing fees receivable. Mortgage securities categorized as available-for-sale had a book value of $55.8 million which is net of an unrealized gain of $286,000 or $166,000 effected for income taxes. This net unrealized gain of $286,000 was comprised of gross unrealized gains and gross unrealized losses totaling $416,000 and $130,000, respectively. For the quarter ended September 30, 1994, the Company had not sold any mortgage securities classified as available-for-sale. The Company had no trading securities at September 30, 1994. As of September 30, 1994, the Company had $95.3 million of mortgage securities that were pledged as collateral under reverse-repurchase agreements.

NOTE D - MASTER SERVICING FEES RECEIVABLE

The changes in master servicing fees receivable for the nine months ended September 30, 1994 are as follows:

(Dollar amounts in thousands)


Balance at December 31, 1993        $ 45,237
Additions                            110,495
Amortization
    Scheduled                         [8,400]
    Unscheduled                       [1,111]
                                    --------

Balance at September 30, 1994       $146,221
                                    ========

NOTE E - RELATED PARTY TRANSACTIONS

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

During June 1994, the Company sold approximately $1.8 billion of its purchased servicing portfolio to CFC. The Company recorded a gain on the sale of these servicing rights of $5.8 million. Total proceeds from the sale amounted to $24.6 million. Of the $1.8 billion purchased servicing portfolio sold to CFC, $580.4 million was already being subserviced by CFC. For the nine months ended September 30, 1994, the Company paid CFC $51,000 in subservicing fees.


NOTE F - SUBSEQUENT EVENT

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

The Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, which is required to be adopted by the Company in 1995. As it affects the Company, the Statement is applicable only to its revolving warehouse lines of credit and construction loans and is not expected to have any material impact on the Company's financial results.

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

The increase in net master servicing income in the third quarter of 1994 can be attributed to several factors. During the three months ended September 30, 1994, interest rates increased, resulting in a decline in prepayment activity. Accordingly, there was no unscheduled amortization in the third quarter associated with accelerated prepayment activity. In addition, as of June 30, 1994, the Company had fully amortized costs associated with its call option servicing hedge resulting in servicing hedge amortization of $3.6 million for the six months ended June 30, 1994 and $0 for the three months ended September 30, 1994. In December 1993 and January 1994, the Company purchased call options to protect the value of master servicing fees receivable. Such investments were discontinued due to rising interest rates which had a favorable effect on master servicing fees receivable. As of September 30, 1994, the Company had no investment in call options.

Gross master servicing income was $7.2 million and $1.0 million for the three months ended September 30, 1994 and 1993, respectively. This gross income was offset by amortization of master servicing fees receivable of $3.7 million and $.7 million for the three months ended September 30, 1994 and 1993, respectively. There was no servicing hedge amortization or servicing hedge gains for the three months ended September 30, 1994 or 1993. Included in net master servicing income for the three months ended September 30, 1994 and 1993 was $100,000 and $0, respectively, of income, net of amortization, associated with the Company's purchased servicing portfolio. Net master servicing income amounted to $3.6 million and $.3 million for the three months ended September 30, 1994 and 1993, respectively.

In September 1994, the Company began securitizing master servicing fees receivable in order to allow for financing of this asset. As of September 30, 1994, master servicing fees receivable totaled $146.2 million of which $110.8 million was securitized. Of the $110.8 million securitized, $105.9 million was pledged as collateral for borrowings totaling $64.1 million under reverse-repurchase agreements. Such borrowings had original maturities of less than 31 days and a weighted average interest rate of 5.2% as of September 30, 1994.

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

Gross master servicing income was $17.0 million for the nine months ended September 30, 1994 compared to $1.0 million for the nine months ended September 30, 1993. This gross income was offset by amortization of master servicing fees receivable and servicing hedges of $9.5 million and $3.6 million, respectively, for the nine months ended September 30, 1994. For the nine months ended September 30, 1993, amortization of master servicing fees receivable totaled $.7 million and there was no servicing hedge amortization. In addition, there were no master servicing hedge gains for the nine months ended September 30, 1994 or 1993. Included in net master servicing income for the nine months ended September 30, 1994 and 1993 was $500,000 and $0, respectively, of income, net of amortization, associated with the Company's purchased servicing portfolio. Net master servicing income was $4.4 million for the first nine months of 1994 compared to $.3 million for the nine months ended September 30, 1993.

In September 1994, the Company began securitizing master servicing fees receivable in order to allow for financing of this asset. As of September 30, 1994, master servicing fees receivable totaled $146.2 million of which $110.8 million was securitized. Of the $110.8 million securitized, $105.9 million was pledged as collateral for borrowings totaling $64.1 million under reverse-repurchase agreements. Such borrowings had original maturities of less than 31 days and a weighted average interest rate of 5.2% as of September 30, 1994.

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

The collateral maintenance requirements under reverse-repurchase agreements could adversely affect the Company's liquidity in the event of a significant decrease in the market value of the mortgage or securities portfolio financed under such reverse-repurchase agreements. However, the Company has implemented a hedging strategy for its mortgage loans held for sale which to some extent may mitigate the effect of adverse market movements. The Company seeks to utilize financial instruments whose price sensitivity has very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates. With respect to the Company's portfolio of mortgage loans held for sale, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a FNMA or FHLMC security of comparable maturity and weighted average interest rate. With respect to the Company's portfolio of adjustable rate loans held for sale, the Company generally utilizes short-term Treasury futures to hedge against the effect of interest rate fluctuations. During the nine months ended September 30, 1994, $29.3 million in realized gains on financial instruments used to hedge the pipeline of mortgage loans held for sale were recognized and an additional $6.2 million of unrealized gains were included in the lower of cost or market computation for mortgage loans held for sale as of September 30, 1994.

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

10.4 Master Assignment Agreement, dated as of October 28, 1994 between the Company and Merrill Lynch Mortgage Capital, Inc. and Master Repurchase Agreement dated as of October 28, 1994 between the Company and Merrill Lynch, Pierce, Fenner and Smith, Incorporated.


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



                                        CWM MORTGAGE HOLDINGS, INC.




                                        By:   /s/ Michael W. Perry
                                              --------------------
                                              Michael W. Perry
                                              Executive Vice President and
                                              Chief Operating Officer



                                        By:   /s/ Carmella L. Grahn
                                              ---------------------
                                              Carmella L. Grahn
                                              Senior Vice President and
                                              Chief Accounting Officer