Form 10-K/A
period 1993-12-31
CWM MORTGAGE HOLDINGS INC
filed 1995-02-01
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                  FORM 10-K/A

                                AMENDMENT NO. 2
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1993
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


     For the fiscal year ended December 31, 1993
                                      OR
[ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


     For the transition period from                   to

     Commission file number:  1-8972

                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                95-3983415
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
           OF INCORPORATION)                     IDENTIFICATION NO.)

35 NORTH LAKE AVENUE, PASADENA, CALIFORNIA           91101-1857
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

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.        YES  X            NO
                                                    -----            -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

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

                      DOCUMENTS INCORPORATED BY REFERENCE
PROXY STATEMENT FOR THE 1994 ANNUAL MEETING---PART III

                     COUNTRYWIDE MORTGAGE INVESTMENTS, INC.

                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                   Page
                                                                   ----
                                    PART I

ITEM   1.  BUSINESS..............................................    1
ITEM   2.  PROPERTIES............................................    9
ITEM   3.  LEGAL PROCEEDINGS.....................................    9
ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...    9

                                    PART II

ITEM   5.  MARKET FOR THE  COMPANY'S STOCK
            AND RELATED SECURITY HOLDER MATTERS..................    9
ITEM   6.  SELECTED FINANCIAL DATA...............................   11
ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..................   12
ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   19
ITEM   9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..   19

                                    PART III

ITEM   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      20
ITEM   11.  EXECUTIVE COMPENSATION...............................   20
ITEM   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT...............................   20
ITEM   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......   20

                                    PART IV

ITEM   14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K.................................   21

                                     PART I


ITEM 1.   BUSINESS
- -------   --------

GENERAL

Countrywide Mortgage Investments, Inc. was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. References to "CMI" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" means the parent company, its consolidated subsidiaries and Countrywide Mortgage Conduit ("CMC"), which is not consolidated with CMI for financial reporting purposes. All the common stock and 1% of the economic interest of CMC is owned by Countrywide Funding Corporation ("CFC"), which is a subsidiary of Countrywide Credit Industries, Inc. ("CCI"). All the preferred stock and 99% of the economic interest of CMC is owned by CMI. The directors and senior officers of CMC are also senior officers of CMI. In addition, CMC's operations and technology are dependent upon and closely integrated with CMI, and CMI is the sole supplier of its mortgage loans. Accordingly, CMC is accounted for under a method similar to the equity method because CMI (as opposed to affiliates of CMI) has the ability to exercise significant influence over the financial and operating policies of CMC through its ownership of the preferred stock and other contracts. CMI has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, CMI will not, with certain limited exceptions, be taxed at the corporate level on the net income distributed to CMI's stockholders.

Historically, the Company has been a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage securities representing interests in such loans (the "CMO portfolio"). Under its new operating plan commenced in 1993, the Company conducts mortgage conduit activities through a newly formed corporation, CMC, which is not a qualified REIT subsidiary and which is subject to applicable federal and state income taxes. See "Certain Federal Income Tax Considerations." As part of its new operating plan, CMI also conducts warehouse lending operations which provide short-term revolving financing to certain mortgage bankers.

MORTGAGE CONDUIT OPERATIONS

On October 22, 1992, CMI's Board of Directors approved a new operating plan, implementation of which was begun in the first quarter of 1993. Under the new plan, the Company primarily operates as a jumbo and nonconforming mortgage loan conduit. As a jumbo mortgage loan conduit, the Company is an intermediary between the originators of mortgage loans which have outstanding principal balances in excess of the guidelines of the government and government sponsored enterprises that guarantee mortgage-backed securities ("jumbo mortgage loans") and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. All loans purchased by CMI, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to CMC at the same price at which the loans were acquired by CMI. CMC does not purchase any loans from entities other than CMI. Sellers generally retain the rights to service the mortgage loans purchased by the Company. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization and the net interest earned on its long-term investment portfolio.

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

Seller Eligibility Requirements
- -------------------------------

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

HISTORICAL OPERATIONS

In contrast to the Company's new mortgage conduit and warehouse lending operations, which establish the Company as a niche mortgage banker and lender to mortgage companies, the Company historically has been a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage securities representing interests in such loans. The Company's mortgage investment portfolio consisted primarily of fixed-rate mortgage pass-through certificates issued by FHLMC or FNMA ("Agency Securities") and jumbo mortgage loans. The principal source of earnings for the Company historically has been interest income generated from investments in such mortgage loans and mortgage-backed securities, net of the interest expense on the CMOs or reverse-repurchase agreements used to finance such mortgage investments. In 1987, CMI began to invest in Agency Securities representing undivided interests in pools of adjustable-rate mortgages ("Agency ARMs") purchased through various broker-dealers and financed primarily through reverse repurchase agreements. During 1992, CMI sold substantially all of its portfolio of Agency ARMs, resulting in a gain of approximately $9.0 million and the remainder of such portfolio was sold during the first quarter of 1993 at its approximate carrying value. At December 31, 1993, CMI's assets included approximately $402.5 million of fixed-rate jumbo mortgage loans and Agency Securities which were pledged to secure outstanding CMOs issued by the Company's subsidiaries.

During 1993, long-term interest rates, including mortgage rates, fell to their lowest levels in over twenty years. The collateral for CMOs experienced substantial prepayments, resulting in significantly decreased net earnings and, as mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses on the portfolio. If prepayments continue at high levels, the performance of this CMO portfolio will continue to be adversely impacted. Regardless of the level of interest rates or prepayments, CMI anticipates no significant earnings from this CMO portfolio. Any continued negative performance of this CMO portfolio will continue to adversely impact the earnings of CMI to the extent of its investment in such portfolio.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

General Considerations
- ----------------------

CMI has elected to be taxed as a REIT under the Code and intends to continue to do so. CMC, is not a qualified REIT subsidiary and is not consolidated for either tax or financial purposes. Consequently, CMC is subject to applicable federal and state income taxes. CMI will include in taxable income amounts earned by CMC only when CMC remits its after-tax earnings by dividend to the Company.

CMI's election to be treated as a REIT will be terminated automatically if CMI fails to meet the requirements of the REIT provisions of the Code.
Qualification as a REIT requires that CMI satisfy a variety of tests relating to its income, assets, distribution and ownership. Although CMI believes it has operated and intends to continue to operate in such a manner as to qualify as a REIT, no assurance can be given that CMI will in fact continue to so qualify.
If CMI fails to qualify as a REIT in any taxable year, it would be subject to federal corporate income tax (including any alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its stockholders would not be deductible by CMI. In that event, CMI would not be eligible again to elect REIT status until the fifth taxable year which begins after the year for which CMI's election was terminated unless certain relief provisions apply. CMI may also voluntarily revoke its election, although it has no intention of doing so, in which event CMI would be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

Distributions to stockholders of CMI with respect to any year in which CMI fails to qualify would not be deductible by CMI nor would they be required to be made. In such event, to the extent of current and accumulated earnings and profits, any distributions to stockholders would be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the dividends-received deduction for corporations. Failure to qualify would reduce the amount of after-tax earnings available for distribution to stockholders and could result in CMI incurring substantial indebtedness (to the extent borrowings are feasible), or disposing of substantial investments, in order to pay the resulting taxes or, at the discretion of CMI, to maintain the level of CMI's distributions to its stockholders.

Excess Inclusion
- ----------------

A portion of CMI's assets may be in the form of CMO residual interests. In general, CMOs are debt instruments secured by fixed pools of mortgage instruments in which investors hold multiple classes of interest. Part or all of the income derived by CMI from a residual interest of a CMO issued by CMI after December 31, 1991, pursuant to regulations yet to be published, may be "excess inclusion" income. Such excess inclusion income generally is subject to federal income tax in all events. If CMI pays any dividends to its shareholders that are attributable to excess inclusion income, the shareholders who receive such dividends generally will be subject to the same tax consequences that would apply if they derived excess inclusion income from a direct investment in a CMO residual interest. Excess inclusion income allocable to a shareholder may not be offset by current deductions or net operating losses of such shareholder. Moreover, such excess inclusion income constitutes unrelated business taxable income for tax-exempt entities (including employee benefit plans) and would be subject to a tax on any excess inclusion income that would be allocable to a "disqualified organization" holding its shares. CMI's bylaws provide that disqualified organizations are ineligible to hold CMI's shares.


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


RELATIONSHIPS WITH COUNTRYWIDE ENTITIES

CMI has entered into an agreement with Countrywide Asset Management Corporation ("CAMC") to advise the Company on various facets of its business and manage its operations, subject to supervision by the CMI's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for the Company as the Manager deems necessary.

CMI and Countrywide Credit Industries, Inc. ("CCI") are both publicly traded companies whose shares of common stock are listed on the New York Stock Exchange. The Company has utilized the mortgage banking experience, management expertise and resources of CCI, CAMC and CFC in conducting its new mortgage conduit operations. CAMC and CFC are both wholly-owned subsidiaries of CCI. CCI, directly or indirectly, owns approximately 3.50% of the common stock of CMI. In addition, a number of directors and officers of CMI also serve as directors and/or officers of CCI, CAMC and/or CFC. See "Directors and Executive Officers of the Registrant." CAMC serves as the manager of the Company and employs the personnel who conduct the Company's mortgage conduit, warehouse lending and other operations. CMI also has a $10 million line of credit from CFC. The Company may utilize CFC as a resource for loan servicing, technology, information services and loan production. CFC owns all of the voting common stock and a 1% economic interest in CMC, and CMI owns all of the preferred stock and a 99% economic interest in CMC.

With a view toward protecting the interests of CMI's stockholders, the Bylaws of CMI provide that a majority of the Board of Directors (and a majority of each committee of the Board of Directors) must not be "Affiliates" of CAMC, as that term is defined in the Bylaws, and that the investment policies of CMI must be reviewed annually by a majority of these Unaffiliated Directors. Moreover, approval of the management agreement requires the affirmative vote of a majority of the Unaffiliated Directors, and a majority of such Unaffiliated Directors may terminate the management agreement with CAMC at any time upon 60 days' notice.

EMPLOYEES

All employees and operating management of the Company are presently employees of CAMC, a CCI subsidiary and manager of the Company. As of December 31, 1993, CAMC had 60 employees dedicated to the Company's mortgage conduit, warehouse lending and other operations.

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

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

A special meeting of CMI's stockholders was held on December 9, 1993 to vote on a proposal to amend CMI's Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 shares. The votes cast on this proposal were as follows: 22,231,995 For; 546,514 Against; 138,623 Abstain; and 0 Broker Non-vote.


                                    PART II

ITEM 5. MARKET FOR CMI'S STOCK AND RELATED SECURITY HOLDER MATTERS
- ------- ----------------------------------------------------------

CMI's Common Stock became listed on the New York Stock Exchange in November 1986 (Symbol: CWM).

The following table sets forth the high and low closing prices for the Common Stock of CMI (as reported by NYSE), for the years ended December 31, 1993 and 1992 and cash dividends declared for earnings of the periods as indicated:

                           1993               1992             CASH DIVIDENDS
                    ----------------    ---------------        --------------
                     HIGH      LOW       HIGH     LOW          1993     1992
                    -------   ------    ------   ------        -----    -----
First Quarter       $ 6 3/4   $5 1/4    $6 1/2   $4 3/4        $ .12    $ .12
Second Quarter        6 3/4    5 5/8     5 7/8    4 1/2          .12      .12
Third Quarter        10 1/8    5 3/4     5 1/8    4 5/8          .12      .12
Fourth Quarter       11 3/8    8 1/4     5 1/2    4 3/4          .12      .12

As of March 23, 1994, CMI's Common Stock was held by 1,774 stockholders of record.

For each of the years ended December 31, 1993 and 1992, CMI declared quarterly cash dividends for earnings of the periods aggregating $.48 per share. On January 27, 1994, CMI declared a cash dividend for the fourth quarter of 1993 of $.12 per share paid March 1, 1994 to shareholders of record on February 7, 1994.


CMI maintains a dividend reinvestment plan for stockholders who wish to reinvest their cash dividends in additional shares of Common Stock. The dividend reinvestment plan currently provides for the purchase of additional shares of Common Stock on the open market for the accounts of its participants.

ITEM 6. SELECTED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                                               December 31,
                                              -------------------------------------------------------------------------------------
                                                 1993              1992               1991               1990               1989
                                              ---------         ----------         ----------         ----------         ----------
                                              (Restated)
SELECTED CONSOLIDATED
STATEMENT OF EARNINGS DATA
FOR THE YEAR ENDED
 Interest income                              $  66,301         $  106,070         $  148,634         $  162,013         $  185,481
 Interest expense                                65,312            107,511            135,395            149,511            173,589
                                              ---------         ----------         ----------         ----------         ----------

 Net interest income (expense)                      989             (1,441)            13,239             12,502             11,892
 Equity in earnings of CMC                        2,523                  -                  -                  -                  -
 Gain on sale of mortgage loans
   and securities                                   917              9,031                735                  -                  -
 Expenses                                         1,949              2,603              3,107              2,989              3,247
                                              ---------         ----------         ----------         ----------         ----------
 Net earnings                                     2,480              4,987             10,867              9,513              8,645
                                              =========         ==========         ==========         ==========         ==========

 Earnings per share                               $0.13              $0.36              $0.78              $0.70              $0.63
                                              =========         ==========         ==========         ==========         ==========

 Cash dividends per share                         $0.48              $0.48              $0.78              $0.69              $0.64
 Weighted average
   shares outstanding                        18,578,307         13,978,683         13,924,326         13,645,000         13,645,000

SELECTED CONSOLIDATED
BALANCE SHEET DATA
AT YEAR END
 Collateral for CMOs                           $402,503           $620,411         $1,118,321         $1,296,358         $1,448,907
 Mortgage loans held for sale                   794,132                  -                  -                  -                  -
 Revolving warehouse lines of credit             92,058                  -                  -                  -                  -
 Total assets                                 1,396,738            714,225          1,852,057          1,737,731          1,844,483

 Collateralized mortgage obligations           $365,886           $571,857         $1,040,495         $1,220,905         $1,352,824
 Short-term borrowings                          770,334             21,944            688,860            394,056            369,241
 Shareholders' equity                           250,608            119,995            122,403            121,147            120,776

 Number of shares outstanding                32,020,484         13,980,387         13,976,375         13,645,000         13,645,000

 Book value per share                             $7.83              $8.58              $8.76              $8.88              $8.85

SELECTED OTHER DATA:
 Mortgage loans acquired                     $3,451,119                 -                  -                  -                  -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the first quarter of 1993, the Company commenced operations of a mortgage loan conduit, under which it purchases mortgage loans from eligible sellers who generally retain the servicing rights. The Conduit activities are primarily conducted through CMC. The Company generally purchases mortgage loans originated in regions of the country with higher volumes of jumbo and non-conforming mortgage loans, including California. As the mortgage loans are accumulated, they are generally financed through short-term borrowing sources such as reverse-repurchase agreements. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, the loans are securitized through the issuance of mortgage-backed securities in the form of real estate mortgage investment conduits ("REMICs") or collateralized mortgage obligations ("CMOs") or resold in bulk whole loan sales. The Company's principal sources of revenue from its new mortgage conduit operations are the net interest income earned from holding the mortgage loans during the accumulation phase and gains or losses by CMC on the REMIC or whole loan sale transactions. Alternatively, if the Company elects to invest in the mortgage loans on a long-term basis using financing provided by CMOs, the Company recognizes a net yield on these investments over time. In addition, the Company earns fee income and net interest income through its warehouse lending program which provides warehouse lines of credit to third party mortgage loan originators.

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

Historically, the Company also earned net interest income on its investments in adjustable-rate mortgage-backed securities ("ARM Portfolio") financed with reverse-repurchase agreements. CMI began accumulating adjustable-rate mortgage assets in 1987 due to the attractive returns and earnings profile of these investments. As interest rates declined in 1992, CMI partially offset the declining earnings performance of its CMO Portfolio by selling substantially all of its investments in the ARM Portfolio at a gain of

$7.8 million. During the first quarter of 1993, CMI sold its remaining adjustable-rate mortgage assets for an amount that approximated book value. The sales of adjustable-rate mortgage assets were also designed to provide capital for the Company's new mortgage loan conduit and warehouse lending operations.

FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: Through its mortgage loan conduit operations, the Company purchases jumbo and other nonconforming loans from mortgage bankers and other financial institutions which generally retain the mortgage loan servicing rights. During 1993, CMI purchased $3.5 billion of such mortgage loans, which were financed on an interim basis using equity and short-
term borrowings in the form of reverse-repurchase agreements.   In general, the
Company, through CMC, sells the loans in the form of REMICs or whole loan sales or alternatively through CMI, invests in the loans on a long-term basis using financing provided by CMOs. During 1993, CMC sold $2.3 billion of mortgage loans through the issuance of REMIC securities and the sale of whole loans. In addition, CMI issued two new series of CMOs in 1993 totaling $240.2 million (see discussion below). At December 31, 1993, CMC was committed to sell approximately $680.0 million of mortgage loans in connection with the issuance of REMIC securities and the sale of whole loans in the first quarter of 1994.

The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the closing of the loan until it is sold to a permanent investor. At December 31, 1993, CMI had extended lines of credit under this program in the aggregate amount of $206.0 million, of which $92.1 million was outstanding. Reverse-repurchase agreements associated with CMI financing of warehouse lines of credit and mortgage loans held for sale totaled $770.3 million at December 31, 1993. In addition, CMI guaranteed the repayment of $36.2 million of reverse repurchase agreements secured by mortgage loans held for sale by CMC.

CMO PORTFOLIO: As of December 31, 1993, the CMO Portfolio was comprised of 15 series of CMOs issued from CMI's inception through 1990 ("Pre-1993 CMO Portfolio"). In 1993, two new series of CMOs were issued by CMI in connection with the new mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.

CMI's collateral for CMOs decreased from $620.4 million at December 31, 1992 to $402.5 million at December 31, 1993. This decrease of $217.9 million included a redemption of $34.0 million and repayments (including prepayments and premium and discount amortization) of $405.7 million offset by additions of $248.2 million of collateral related to the issuance of two new series of CMOs. The decrease was also due to decreases in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $22.9 million and $3.5 million respectively. CMI's CMOs outstanding decreased to $365.9 million at December 31, 1993 from $571.9 million at December 31, 1992. This decrease of $206.0 million resulted from the redemption of two series of CMOs totaling $32.6 million and principal payments (including discount amortization) on CMOs of $411.3 million, partially offset by the issuance of two series of CMOs totaling $240.2 million. The decrease also resulted from a decrease in accrued interest payable on CMOs of $2.3 million.

When interest rates decline, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these unanticipated prepayments is ultimately used by CMI to repay the CMOs since they are collateralized by these mortgages. When interest rates decline and prepayments increase, the net yield achieved from CMI's net investment in the CMO Portfolio is adversely impacted due to factors which are explained below.

RESULTS OF OPERATIONS 1993 COMPARED TO 1992

NET EARNINGS: CMI's net earnings were $2.5 million or $0.13 per share, based on 18,578,307 weighted average shares outstanding for 1993 compared to $5.0 million or $0.36 per share, based on 13,978,683 weighted average shares outstanding for 1992. The decrease in net earnings of $2.5 million was due to a decrease in earnings of $17.1 million associated with the Pre-1993 CMO Portfolio and the ARM Portfolio, offset by an increase in earnings of $14.2 million associated with the new mortgage conduit and warehouse lending operations. In addition, CMI's fixed organizational expenses decreased by $358,000.

The decrease in net earnings on the Pre-1993 CMO and ARM Portfolios was primarily due to decreases in net interest income and in gains of approximately $12.8 million and $7.8 million, respectively, associated with the sale of substantially all of the Company's investment in adjustable-rate mortgage-backed securities in 1992. These decreases were offset by the decrease in net interest expense on the Pre-1993 CMO Portfolio of $3.4 million. In addition, gains decreased by $283,000 related to the redemption of one CMO series in 1992 and two CMO series in 1993. The earnings associated with the operation of the Company's new warehouse lending program were $1.7 million. The earnings from the new conduit operations totalled $9.9 million in addition to CMI's $2.5 million equity in earnings of CMC.

INTEREST INCOME:   Total interest income was $66.3 million for 1993 and $106.1 million for 1992. Interest income on collateral for CMOs was $41.7 million and $68.7 million for 1993 and 1992, respectively. The decline was attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $847.7 million for 1992 to $550.5 million for 1993, combined with a decrease in the effective yield earned on the collateral from 8.10% in 1992 to 7.57% in 1993. The decrease in the average balance of collateral for CMOs and the effective interest yield earned thereon was due to the continued low interest rate environment experienced in 1993 which resulted in significant prepayment activity. The rate of prepayments (including repayments) was 50% in 1993 compared to 42% in 1992. In a declining interest rate environment, loans with higher interest rates prepay faster than loans with lower interest rates, resulting in a lower overall effective yield. In addition, the interest income was reduced on collateral for CMOs by the amortization of premiums paid in connection with acquiring the portfolio, a delay in the receipt of prepayments and temporary investment in lower yielding short-term investments (GICs) until such amounts were used to repay CMOs.

Interest income earned on mortgage loans held for sale and revolving warehouse lines of credit was $21.1 million and $1.9 million, respectively, for 1993. The weighted average principal balance of mortgage loans held for sale and revolving warehouse lines of credit approximated $281.9 million and $25.3 million, respectively, for 1993 and earned interest at an effective yield of approximately 7.48% and 7.67%, respectively. These operations commenced in 1993, therefore there was no such income in 1992.

Interest income on adjustable-rate mortgage securities amounted to $674,000 for 1993 and $37.4 million for 1992. The decrease resulted from the liquidation of these securities which was completed in the first quarter of 1993. The net proceeds from the sale of these securities were deployed in the new mortgage loan conduit and warehouse lending operations.

INTEREST EXPENSE: For 1993 and 1992, total interest expense was $65.3 million and $107.5 million, respectively. Interest expense on CMOs was $55.0 million and $83.6 million for 1993 and 1992, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $813.6 million for 1992 to $516.2 million for 1993, partially offset by an increase in the weighted average cost of CMOs from 10.27% in 1992 to 10.65% in 1993. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. In general, the class of each series of CMO with the shortest maturity receives all principal payments until it is repaid in full. After the first class is retired, the second class will receive all principal payments until retired and so forth. Substantially all CMO bonds were structured with the shortest maturity class generally having the lowest interest rate and interest rates increasing as the maturity of the class increased. Therefore, prepayments generally must be applied to the class with the lowest interest rate, resulting in repayment of CMO classes with relatively low interest rates and increasing the weighted average interest rate of the remaining outstanding CMOs.

Interest expense on reverse-repurchase agreements financing mortgage loans held for sale and revolving warehouse lines of credit was $10.4 million or 3.82% of the average balance outstanding for 1993. Interest expense on reverse-repurchase agreements financing the Company's investment in its adjustable-rate mortgage portfolio was $24.0 million or 4.15% of the average balance outstanding for 1992.

EQUITY IN EARNINGS OF CMC: The earnings of CMC, which was formed in 1993 and in which CMI owns 100% of the preferred stock and has a 99% economic interest, resulted principally from interest income, net of interest expense of $3.1 million and net master servicing expense of $4.5 million, gains on sales of mortgage loans of $8.4 million, expenses of $2.6 million and income taxes of $1.8 million.

As a result of the new mortgage conduit operations, CMC began earning master servicing fee income. At December 31, 1993, CMC master serviced loans with principal balances aggregating $3.0 billion. The growth in CMC's master servicing portfolio during 1993 was the result of loan production volume from the Company's new conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in CMC's master servicing portfolio at December 31, 1993 was 7.21%. It is CMC's strategy to build and retain for investment its master servicing portfolio because of the returns CMC can earn from such investment and because CMC believes that master servicing income is countercyclical to loan production income.

CMC's investments in master servicing fees receivable have characteristics comparable to "excess servicing" insofar as their value tends to decline as prepayment rates increase. The yield on this portfolio could decline considerably as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios CMC would not recoup its initial investment in such assets. In this scenario CMC writes down its master servicing fees receivable asset so that the remaining asset does not exceed the present value of future net master servicing income. During 1993, CMC experienced significant prepayment activity due to the low interest rate environment resulting in a write down of master servicing fees receivable totaling $6.2 million. As a result, master servicing amortization was in excess of master servicing income. In periods of rising interest rates, prepayments tend to decline and income from the master servicing portfolio should increase. As a result, future operating results associated with this portfolio is dependent upon the direction of interest rates and the results of CMC's hedging strategy as discussed below.

To mitigate the effect on earnings of higher amortization (which is deducted from master servicing income) resulting from increased prepayment activity, CMC began purchasing call options on FNMA mortgage-backed securities in December 1993 which increase in value when interest rates decline. These options expire in June of 1994. As of December 31, 1993, CMC had $300 million of call options on FNMA mortgage-backed securities. These options had a book value and an approximate fair market value of $4.1 million. Call option amortization totaled $150,000 in 1993.

The net earnings of CMC for 1993 do not include certain personnel and other operating expenses totaling $900,000 which have been absorbed by the Manager under the terms of its Management Agreement. CMC began paying all expenses of its new operations in June 1993. CMC's salaries and related expenses were $1.7 million for 1993. As of December 31, 1993, the Manager employed approximately 60 employees on behalf of the Company. General and administrative expenses incurred by CMC for 1993 were $892,000. CMC anticipates that expenses will continue to increase as the new operations expand and develop.

MANAGEMENT FEES:   For 1993, management fees were $400,000 compared to $997,000 for 1992. The decrease was primarily due to a decrease in the base management fee. In addition, included in management fees for 1992 were $254,000 in fees associated with the management of the CMO Portfolio. There were no such fees in 1993 due to a change in the Management Agreement. Under the agreement with the Manager, management fees were waived for 1993. Accordingly, such fees are reflected as an expense and a corresponding capital contribution in the accompanying financial statements.

RESULTS OF OPERATIONS 1992 COMPARED TO 1991

NET EARNINGS: CMI's net earnings were $5.0 million or $0.36 per share, based on 13,978,683 weighted average shares outstanding for 1992 compared to net earnings of $10.9 million or $0.78 per share, based on 13,924,326 weighted average shares outstanding for 1991. Earnings for 1992 reflected net interest expense of $1.4 million and a gain on sale of investments in mortgage loans and securities of $9.0 million compared to net interest income of $13.2 million and a gain on sale of investments of mortgage loans and securities of $735,000 for the prior year.

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

Interest income on the ARM Portfolio totaled $37.4 million and $41.8 million for 1992 and 1991, respectively. Although the average aggregate principal amount of the ARM Portfolio increased from $522.8 million for 1991 to $597.9 million for 1992, the weighted average yield on such investments decreased from 7.99% for 1991 to 6.25% for 1992. This decline in weighted average yield was primarily attributable to the effect of declining interest rates on CMI's ARM
Portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has used proceeds from the issuance of CMOs, uncommitted reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with its new mortgage conduit operations, the Company has begun to issue REMIC securities through CMC to help meet such needs. CMI may also borrow collateral or funds from Countrywide Funding Corporation ("CFC") to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings are made pursuant to a $10 million, one-year, unsecured line of credit which expires on September 30, 1994, subject to extension by CFC and CMI. As of December 31, 1993, CMI had no outstanding borrowings under this agreement. CMI has established a committed reverse-repurchase facility in the aggregate amount of up to $100 million for its mortgage conduit operations that expires in April 1994 and an additional facility in the aggregate amount of up to $100 million for its warehouse lending program that expires in September 1994. CMI also has obtained credit approval from the same lender to enter into additional reverse-repurchase agreements, associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. The maximum balance outstanding during the year was $851.0 million and as of December 31, 1993, CMI had entered into reverse-repurchase agreements aggregating $770.3 million and guaranteed repayment of $36.2 million of reverse repurchase agreements associated with loans held by CMC. In February 1994, CMI signed a commitment letter for a master repurchase agreement to provide a committed short-term credit line in the amount of $500.0 million and an addition $300.0 million on an uncommitted basis. The agreement expires in January 1996. CMI, to the extent permitted by its Bylaws, may issue other debt securities or incur other types of indebtedness from time to time.

The collateral maintenance requirements under reverse-repurchase agreements could adversely affect the Company's liquidity in the event of a significant decrease in the market value of the mortgage loans financed under reverse-repurchase agreements. However, the Company has implemented a hedging strategy for its mortgage portfolio which to some extent may mitigate this adverse effect. The Company seeks to utilize financial instruments whose price sensitivity has very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates.
With respect to the Company's portfolio of mortgage loans held for sale, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a FNMA or FHLMC security of comparable maturity and weighted average interest rate. With respect to the Company's portfolio of adjustable rate loans held for sale, the Company generally utilizes short-term Treasury futures to hedge against the effect of interest rate fluctuations. During 1993, CMC recognized $12.9 million in gross losses on financial instruments used to hedge the mortgage loan pipeline; an additional gross loss of $1.8 million was unrealized and included in the lower of cost or market computation for the mortgage loans held for sale as of December 31, 1993. These gross hedging losses were offset by gross gains achieved on mortgage loans sold, as a result of falling interest rates.

During 1993, CMI increased its capital resources through the issuance of 18,040,097 shares of common stock with net proceeds of $136.9 million. The REIT provisions of the Internal Revenue Code require CMI to distribute to shareholders substantially all of its income, thereby restricting its ability to retain earnings.

Management believes that the cash flow from operations and the current and potential financing arrangements are sufficient to meet current liquidity requirements.

INFLATION

Interest rates often increase during periods of high inflation. Higher interest rates may depress the market value of the Company's investment portfolio if the yield on such investments does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for investments that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on investments that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgage investments prepay. A decrease in the rate of prepayments may lengthen the estimated average lives for the underlying mortgages for master servicing fees receivable by CMC and for classes of the CMOs issued by CMI and may result in higher residual cash flows from the CMOs than would otherwise have been obtained. However, higher interest rates may otherwise adversely affect the Company's new mortgage conduit and warehouse lending operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information called for by this item 8 is hereby incorporated by reference to CMI's Consolidated Financial Statements and Report of Independent Certified Public Accountants beginning at Page F-1 of this Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

The information required by this Item 10 as to directors and executive officers of CMI is hereby incorporated by reference to CMI's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

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

* The above are also directors and/or officers of CMI. A description of their backgrounds is hereby incorporated by reference to CMI's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year

Jeffrey F. Butler joined CCI in 1985 and became the Chief Information Officer in 1989 and Managing Director--Chief Information Officer in May 1991. He became a director of CAMC in 1993.

Ralph S. Mozilo joined CFC in 1971 and is Executive Vice President of Underwriting and Compliance for CFC. He became a director of CAMC in 1993.

ITEM 11.  EXECUTIVE COMPENSATION
- -------   ----------------------

The information required by this Item 11 is hereby incorporated by reference to CMI's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------   ----------------------------------------------- --------------

The information required by this Item 12 is hereby incorporated by reference to CMI's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to CMI's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

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

          (3)  - Exhibits

Exhibit
  No.               Description
- -------             -----------
3.1    Certificate of Incorporation for CMI, as amended.

3.2* Bylaws of CMI as amended (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q, for the quarter ended June 30, 1993).

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

10.1* 1993 Amended and Extended Management Agreement, dated as of May 15, 1993, between CMI and Countrywide Asset Management Corporation (the "Manager")
       (incorporated by reference to Exhibit 10.1 to the Company's Amendment No.
       3 to S-3 Registration Statement (No.33-63034) filed with the SEC on July
       16, 1993).

10.2* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between CMI and Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed for the quarter ended June 30, 1987).

10.3*  1993 Amended and Extended Loan Purchase and Administrative Services
       Agreement, dated as of May 15, 1993, between CMI and CFC (incorporated by reference to Exhibit 10.9 to the Company's 10-Q for the quarter ended
       June 30, 1993).

10.4*  1988 Amended and Restated Submanagement Agreement, dated as of May 15,
       1988, between CFC and the Manager (incorporated by reference to Exhibit
       10.4 to CMI's Form 10-Q for the quarter ended March 31, 1988).

10.5*  1985 Stock Option Plan adopted August 26, 1985, as amended February 12,
       1987 (incorporated by reference to Exhibit 10.6 to CMI's Form 10-K for the year ended December 31, 1986).

10.6*  Form of Indemnity Agreement between CMI and CMI's directors and officers
       (incorporated by reference to Exhibit 10.5 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.7*  Form of Guaranty of Indemnity Agreement made by Countrywide Credit
       Industries, Inc. ("Countrywide Credit") to CMI and CMI's directors and officers (incorporated by reference to Exhibit 10.6 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.9* Servicing Agreement, dated as of November 15, 1986, among CMO, Inc. SPNB and CFC (incorporated by reference to Exhibit 10.1 to CMO, Inc.'s Form 8-
       K filed with the SEC on January 9, 1987).

10.10* Deposit Trust Agreement (the "1987-I Deposit Trust Agreement"), dated
       January 16, 1987, between Countrywide Mortgage Obligations II, Inc. ("CMO
       II, Inc.") and Wilmington Trust Company, as Owner Trustee of the 1987-I
       Trust (incorporated by reference to Exhibit 10.15 to CMI's Form 10-K for the year ended December 31, 1986).

10.11* Management Agreement, dated as of February 1, 1987, between Wilmington
       Trust Company, as Owner Trustee of the 1987-I Trust, and the Manager
       (incorporated by reference to Exhibit 10.17 to CMI's Form 10-K for the year ended December 31, 1986).

10.12* Servicing Agreement, dated as of February 1, 1987, among the 1987-I
       Trust, SPNB and CFC (incorporated by reference to Exhibit 10.18 to CMI's
       Form 10-K filed for the year ended December 31, 1985).

10.13* Agreement between CMO, II, Inc. and CMI, dated as of February 1, 1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.19 to CMI's Form 10-K for the year ended December 31, 1986).

10.14* Agreement among CMO II, Inc., the Manager and CFC, dated as of February
       1, 1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.20 to CMI's Form 10-K for the year ended December 31,
       1986).

10.15* Term Revolving Loan Agreement, dated March 30, 1987, between CMI and
       Citicorp Real Estate, Inc. (incorporated by reference to Exhibit 10.21 to
       CMI's Form 10-K for the year ended December 31, 1986).

10.16* Deposit Trust Agreement (the "1987-II Deposit Trust Agreement"), dated as of April 29, 1987, between CMO II, Inc. and Wilmington Trust Company, as
       Owner Trustee of the 1987-II Trust (incorporated by reference to Exhibit
       10.7 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.17* First Amendment to 1987-II Deposit Trust Agreement, dated as of May 29,
       1987, between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee of the 1987-II Trust (incorporated by reference to Exhibit 10.8 to CMI's
       Form 10-Q for the quarter ended June 30, 1987).

10.18* Guaranty, dated as of May 29, 1987, by CMI of obligations of CMO II, Inc.
       under the 1987-II Deposit Trust Agreement, as amended (incorporated by reference to Exhibit 10.9 to CMI's Form 10-Q for the quarter ended June
       30, 1987).

10.19* Management Agreement, dated as of June 1, 1987, between Wilmington Trust
       Company, as Owner Trustee of the 1987-II Trust, and the Manager
       (incorporated by reference to Exhibit 10.10 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.20* Servicing Agreement, dated as of June 1, 1987, among the 1987-II Trust,
       SPNB and CFC (incorporated by reference to Exhibit 10.11 to CMI's Form
       10-Q for the quarter ended June 30, 1987).

10.21* Transfer Agreement, dated as of May 1, 1987, among CMI, CMO II, Inc. and
       CMO III, Inc. (incorporated by reference to Exhibit 10.12 to CMI's Form
       10-Q for the quarter ended June 30, 1987).

10.22* Guaranty, dated as of May 1, 1987, by CMI of obligations of CMO III, Inc.
       under the 1987-I Deposit Trust Agreement (incorporated by reference to Exhibit 10.13 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.23* Amended and Restated Security Agreement, dated as of July 15, 1987, between CMI and Citicorp Real Estate, Inc. (incorporated by reference to
       Exhibit 10.14 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.24* Assignment of Servicing Rights, dated as of July 15, 1987, among CMI, CFC and Citicorp Real Estate, Inc. (incorporated by reference to Exhibit
       10.15 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.25* Agreement of Merger, dated as of September 11, 1987, between CMO, Inc.
       and CMO III, Inc. (incorporated by reference to Exhibit 2 to CMO III,
       Inc.'s Form 8-K filed with the SEC on October 9, 1987).

10.26* Amendment to Term Revolving Loan Agreement between CMI and Citicorp Real
       Estate, Inc. dated June 22, 1988. (incorporated by reference to Exhibit
       10.26 to the Form S-11 filed with the SEC on June 24, 1988).

10.27* Credit Agreement, dated as of September 30, 1993, between CMI and CFC
       (incorporated by reference to Exhibit 10.1 to CMI's 10-Q for the quarter ended September 30, 1993).

10.28* Agreement between CMI and CFC dated December 1, 1988 (incorporated by reference to Exhibit 10.28 to CMI's Form 10-K for the year ended December
       31, 1988).

10.29* 1985 Stock Option Plan adopted August 26, 1985, as amended February 12,
       1987 and as further amended on February 15, 1989 (incorporated by reference to Exhibit 10.30 to CMI's Form 10-K for the year ended December
       31, 1989).

10.30* Second Amendment to Term Revolving Loan Agreement between CMI and
       Citicorp Real Estate, Inc., dated as of December 26, 1990 (incorporated by reference to Exhibit 10.30 to CMI's Form 10-K for the year ended
       December 31, 1990).

10.31* Trust Agreement, dated as of November 20, 1990, between CMO III, Inc. and
       Wilmington Trust Company relating to the CCFBT (the "CCFBT Trust
       Agreement") (incorporated by reference to Exhibit 10.31 to CMI's Form 10-
       K for the year ended December 31, 1990).

10.32* Guaranty, dated as of November 20, 1990, by CMI of obligations of CMO
       III, Inc. under the CCFBT Trust Agreement (incorporated by reference to
       Exhibit 10.32 to CMI's Form 10-K for the year ended December 31, 1990).

10.33* Management Agreement, dated as of November 20, 1990, between CCFBT and the Manager (incorporated by reference to Exhibit 10.33 to CMI's Form 10-
       K for the year ended December 31, 1990).

10.34* Amendment, dated as of November 21, 1990, to the 1990 Amended and
       Extended Management Agreement between CMI and the Manager (incorporated by reference to Exhibit 10.34 to CMI's Form 10-K for the year ended
       December 31, 1990).

10.35* Assignment Agreement, dated as of November 21, 1990, between CMO III,
       Inc. and CCFBT (incorporated by reference to Exhibit 10.35 to CMI's Form
       10-K for the year ended December 31, 1990).

10.36* Deposit Trust Agreement dated as of March 24, 1993 between Countrywide
       Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to CMI's 10-Q for the quarter ended March
       31, 1993).

10.37* Master Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, CMI and the Bond Trustee (incorporated by reference to
       Exhibit 10.2 to CMI's 10-Q for the quarter ended March 31, 1993).

10.38* Servicing Agreement dated as of March 30, 1993 by and among the 1993-I
       Trust, Countrywide Funding Corporation and the Bond Trustee (incorporated by reference to Exhibit 10.3 to CMI's 10-Q for the quarter ended March
       31, 1993).

10.39* Management Agreement, dated as of March 30, 1993 between Countrywide
       Asset Management Corporation and the 1993-I Trust (incorporated by reference to Exhibit 10.4 to CMI's 10-Q for the quarter ended March 31,
       1993).

10.40* First Amendment dated as of March 30, 1993 to Agreement between
       Countrywide Mortgage Obligations II, Inc. CMI (incorporated by reference to Exhibit 10.5 to CMI's 10-Q for the quarter ended March 31, 1993).

10.41* First Amendment dated as of March 30, 1993 to Agreement between
       Countrywide Mortgage Obligations II, Inc., Countrywide Asset Management
       Corporation and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.6 to CMI's 10-Q for the quarter ended March 31,
       1993).

10.42* Deposit Trust Agreement dated as of April 7, 1993 between Countrywide
       Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.7 to CMI's 10-Q for the quarter ended March
       31, 1993).

10.43* Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CMI and the Bond Trustee (incorporated by reference to
       Exhibit 10.8 to CMI's 10-Q for the quarter ended March 31, 1993).

10.44* Servicing Agreement dated as of April 14, 1993 by and among the 1993-II
       Trust, Countrywide Funding Corporation and the Bond Trustee (incorporated by reference to Exhibit 10.9 to CMI's 10-Q for the quarter ended March
       31, 1993).

10.45* Management Agreement, dated as of April 14, 1993 between Countrywide
       Asset Management Corporation and the 1993-II Trust (incorporated by reference to Exhibit 10.10 to CMI's 10-Q for the quarter ended March 31,
       1993).

10.46* First Amendment to Deposit Trust Agreement dated as of April 13, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust
       Company, as Owner Trustee (incorporated by reference to Exhibit 10.11 to
       CMI's 10-Q for the quarter ended March 31, 1993).

10.47* Contribution and Mortgage Loan Acquisition Agreement dated as of April
       19, 1993 between CMI and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.2 to CMI's Amendment No. 3 to S-3 Registration
       Statement (No. 33-63034) filed with the SEC on July 16, 1993).

10.48* First Amendment to Deposit Trust Agreement dated as of April 16, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust
       Company (incorporated by reference to Exhibit 10.8 to CMI's 10-Q for the quarter ended June 30, 1993).

10.49* 1993 Amended and Extended Loan Purchase and Administrative Services
       Agreement dated as of May 15, 1993 between CMI and Countrywide Funding
       Corporation (incorporated by reference to Exhibit 10.9 to CMI's 10-Q for the quarter ended June 30, 1993).

10.50* Custody Agreement dated as of April 5, 1993 among CMI, Merrill Lynch
       Mortgage Capital, Inc. and State Street Bank and Trust Company of
       California, N.A., Custodian (incorporated by reference to Exhibit 10.10 to CMI's 10-Q for the quarter ended June 30, 1993).

10.51* Master Repurchase Agreement dated as of April 5, 1993 between CMI and
       Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to
       Exhibit 10.11 to CMI's 10-Q for the quarter ended June 30, 1993).

10.52  Master Repurchase Agreement dated October 1, 1993 between CMI and Merrill
       Lynch Mortgage Capital, Inc.

21.1   List of Subsidiaries.

23.1   Consent of Grant Thornton LLP

*Incorporated by reference.

(b) - REPORTS ON FORM 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on February 1, 1995.


                                       COUNTRYWIDE MORTGAGE INVESTMENTS, INC.


                                       BY:           DAVID S. LOEB*
                                           ----------------------------------
                                                     David S. Loeb
                                           Chairman of the Board of Directors
                                               and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          SIGNATURE                         TITLE                      DATE


     DAVID S. LOEB*
- --------------------------      Director, Chairman of the        February 1, 1995
     David S. Loeb              Board of Directors and
                                Chief Executive Officer


    ANGELO R. MOZILO*
- --------------------------      Director, Vice Chairman of       February 1, 1995
    Angelo R. Mozilo            the Board of Directors
                                and President


  S:/ MICHAEL W. PERRY*
- --------------------------      Executive Vice President         February 1, 1995
     Michael W. Perry           and Chief Operating Officer
                                (Principal Financial Officer
                                and Principal Accounting
                                Officer)


     LYLE E. GRAMLEY*
- --------------------------      Director                         February 1, 1995
     Lyle E. Gramley


    THOMAS J. KEARNS*
- --------------------------      Director                         February 1, 1995
    Thomas J. Kearns


 FREDERICK J. NAPOLITANO*
- --------------------------      Director                         February 1, 1995
 Frederick J. Napolitano

*by s:/ Michael W. Perry
    -----------------------
        Michael W. Perry
        Attorney-in-fact
        pursuant to power of
        attorney previously
        filed with the
        Commission

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


COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                        F-3

Financial Statements
   Consolidated Balance Sheets                                            F-4
   Consolidated Statements of Earnings                                    F-5
   Consolidated Statement of Shareholders' Equity                         F-6
   Consolidated Statements of Cash Flows                                  F-7
   Notes to Financial Statements                                          F-8

Schedules
   Schedule II  --  Amounts Receivable from Related Parties and
                     Underwriters, Promoters and Employees other
                     than Related Parties                                 F-18
   Schedule III --  Condensed Financial Information of Registrant         F-19
   Schedule IX  --  Short-Term Borrowings                                 F-22
   Schedule XII --  Mortgage Loans on Real Estate                         F-23

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

COUNTRYWIDE MORTGAGE CONDUIT, INC.

Report of Independent Certified Public Accountants
                                                                          F-24

Financial Statements
  Balance Sheet                                                           F-25
  Statement of Earnings                                                   F-26
  Statement of Shareholders' Equity                                       F-27
  Statement of Cash Flows                                                 F-28
  Notes to Financial Statements                                           F-29

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


GRANT THORNTON LLP

Los Angeles, California
February 28, 1994, except for Note A,
 as to which the date is January 28, 1995

COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                                                               December 31,
                                                                                         -----------------------
                                                                                             1993        1992
                                                                                         ------------   ---------
                                                                                         (Restated)
ASSETS

Mortgage assets
   Collateral for CMOs (market value $413,000 in 1993 and
     $638,200 in 1992)                                                                   $  402,503      $620,411
   Mortgage loans held for sale                                                             794,132             -
   Adjustable-rate mortgage-backed securities                                                     -        87,509
Revolving warehouse lines of credit                                                          92,058             -
Cash                                                                                          7,099            27
Investment in and advances to CMC                                                            90,394             -
Other assets                                                                                 10,552         6,278
                                                                                         ----------      --------
       Total asets                                                                       $1,396,738      $714,225
                                                                                         ==========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Collateralized mortgage obligations                                                      $  365,886      $571,857
Reverse-repurchase agreements                                                               770,334        21,944
Accounts payable and accrued liabilities                                                      9,910           429
                                                                                         ----------      --------
       Total liabilities                                                                  1,146,130       594,230

Commitments and contingencies                                                                     -             -

Shareholders' equity

   Common stock - authorized, 60,000,000 shares of
     $.01 par value; issued and outstanding, 32,020,484 shares
     in 1993 and 13,980,387 in 1992                                                             320           140
   Additional paid-in capital                                                               256,587       119,450
   Cumulative earnings                                                                       72,306        69,826
   Cumulative distributions to shareholders                                                 (78,605)      (69,421)
                                                                                         ----------      --------
       Total shareholders' equity                                                           250,608       119,995
                                                                                         ----------      --------
   Total liabilities and shareholders' equity                                            $1,396,738      $714,225
                                                                                         ==========      ========

The accompany notes are an integral part of these statements.

COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)

                                                               Year ended December 31,
                                                        ----------------------------------------
                                                            1993           1992          1991
                                                        -----------     ----------    ----------
                                                        (Restated)
REVENUES

 Interest income
    Collateral for CMOs                                    $41,685        $ 68,692      $106,863
    Mortgage loans held for sale                            21,086               -             -
    Adjustable-rate mortgage-backed securities                 674          37,378        41,771
    Revolving warehouse lines of credit                      1,942               -             -
    Advances to CMC                                            914               -             -
                                                        -----------     ----------    ----------
      Total interest income                                 66,301         106,070       148,634

 Interest expense
    Collaterized mortgage obligations                       54,958          83,558       106,681
    Reverse-repurchase agreements                           10,354          23,953        28,714
                                                        -----------     ----------    ----------
      Total interest expense                                65,312         107,511       135,395

        Net interest income (expense)                          989          (1,441)       13,239

 Equity in earnings of CMC                                   2,523               -             -
 Gain on sale of mortgage loans and securities                 917           9,031           735
                                                        ----------      ----------     ---------
        Net revenues                                         4,429           7,590        13,974

EXPENSES

 General and administrative                                  1,549           1,606         1,485
 Management fees to affiliate                                  400             997         1,622
                                                        -----------     ----------    ----------
        Total expenses                                       1,949           2,603         3,107
                                                        -----------     ----------    ----------

NET EARNINGS                                               $ 2,480        $  4,987      $ 10,867
                                                        ===========     ==========    ==========

EARNINGS PER SHARE                                           $0.13           $0.36         $0.78
                                                        ===========     ==========    ==========

Weighted average shares outstanding                     18,578,307      13,978,683    13,924,326
                                                        ===========     ==========    ==========

The accompanying notes are an integral part of these statements.

COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except share data)


                                                              Additional                  Cumulative
Three years ended                   Number of      Common       paid-in    Cumulative    distribution
December 31, 1993                    shares         stock       capital      earnings   to shareholders      Total
- --------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1990       13,645,000       $136       $118,031       $53,972       $(50,992)       $121,147

Common stock options exercised        331,375          4          1,405             -              -           1,409
Net earnings for the year                   -          -              -        10,867              -          10,867
Cash dividends paid - $0.79
   per share                                -          -              -             -        (11,020)        (11,020)
                                   ---------------------------------------------------------------------------------
Balance at December 31, 1991        13,976,375       140        119,436        64,839        (62,012)        122,403

Common stock issued                      2,137         -             10             -              -              10
Common stock options exercised           1,875         -              8             -              -               8
Dividend reinvestment plan
   expense                                   -         -             (4)            -              -              (4)
Net earnings for the year                    -         -              -         4,987              -           4,987
Cash dividends paid - $0.53
   per share                                 -         -              -             -         (7,409)         (7,409)
                                   ---------------------------------------------------------------------------------
Balance at December 31, 1992       13,980,387        140        119,450        69,826        (69,421)        119,995

Common stock issued                17,883,972        179        135,916             -              -         136,095
Common stock options exercised        156,125          1            821             -              -             822
Capital contribution by manager             -          -            400             -              -             400
Net earnings for the year                   -          -              -         2,480              -           2,480
Cash dividends paid - $0.48
   per share                                -          -              -             -         (9,184)         (9,184)
                                   ---------------------------------------------------------------------------------
Balance at December 31, 1993        32,020,484      $320       $256,587       $72,306       $(78,605)       $250,608
                                   =================================================================================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                  Year ended December 31,
                                                                           --------------------------------------
                                                                               1993          1992        1991
                                                                           -----------    -----------  ----------
                                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                 $2,480         $4,987     $10,867
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Amortization                                                               12,744         16,644       8,035
    Gain on sale of mortgage loans and securities                                (917)        (9,031)       (735)
    Equity in earnings of CMC                                                  (2,523)             -           -
    Capital contribution by manager                                               400              -           -
    Change in other assets and liabilities                                      5,748        (21,350)     21,012
                                                                          -----------      ---------    --------
    Net cash provided by (used in) operating activities                        17,932         (8,750)     39,179
                                                                          -----------      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collateral for CMOs:
    Purchases of mortgage loans subsequently securitized                     (248,222)             -           -
    Principal payments on collateral                                          401,106        502,713     227,437
    Net change in GICs held by trustees                                        22,923        (16,107)     (5,813)
    Proceeds from sale of collateral for CMOs, net                              2,641          6,090           -
                                                                          -----------      ---------    --------
                                                                              178,448        492,696     221,624

 Purchases of mortgage loans held for sale                                 (3,202,845)             -           -
 Purchases of adjustable-rate mortgage-backed securities                            -       (326,410)   (972,693)
 Proceeds from sale of mortgage loans and securities                        2,477,801        873,080     513,276
 Principal payments on mortgage loans and securities                           18,417         74,898      95,862
 Net increase in revolving warehouse lines of credit                          (92,058)             -           -
 Investment in CMC                                                             (9,405)             -           -
 Net advances to CMC                                                          (78,466)             -           -
 Decrease (increase) in short-term investments                                      -          8,276      (3,298)
                                                                          -----------      ---------    --------
     Net cash (used in) provided by investing activities                     (708,108)     1,122,540    (145,229)
                                                                          -----------      ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Collateralized mortgage obligations:
     Proceeds from issuance of securities                                     239,659              -           -
     Principal payments on securities                                        (418,534)      (439,473)   (179,324)
                                                                          -----------      ---------    --------
                                                                             (178,875)      (439,473)   (179,324)

   Net increase (decrease) of reverse-repurchase agreements                   748,390       (666,910)    294,804
   Net proceeds from issuance of common stock                                 136,917              -       1,409
   Cash dividends paid                                                         (9,184)        (7,409)    (11,020)
                                                                          -----------      ---------    --------
     Net cash provided by (used in) financing activities                      697,248     (1,113,792)    105,869
                                                                          -----------      ---------    --------

Net increase (decrease) in cash                                                 7,072             (2)       (181)
Cash at beginning of period                                                        27             29         210
                                                                           -----------    -----------  ----------
Cash at end of period                                                      $     7,099    $        27   $      29
                                                                           ===========    ===========  ==========
    Supplemental cash flow information:
      Cash paid for interest                                               $    54,925    $   103,279   $ 134,108
                                                                           ===========    ===========  ==========
      Cash paid for income taxes                                                    -              -           -
                                                                           ===========    ===========  ==========

The accompanying notes are an integral part of these statements.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1993, 1992 and 1991

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Countrywide Mortgage Investments, Inc. and its consolidated subsidiaries ("CMI"). CMI also owns all the preferred stock and has a 99% economic interest in Countrywide Mortgage Conduit ("CMC"), a taxable corporation. Previously, CMC was consolidated with CMI. The 1993 financial statements have been restated to account for CMI's investment under a method similar to the equity method. The directors and senior officers of CMC are also senior officers of CMI. In addition, CMC's operations and technology are dependent upon and closely integrated with CMI, and CMI is the sole supplier of its mortgage loans. Accordingly, CMC is accounted for under a method similar to the equity method because CMI (as opposed to affiliates of CMI) has the ability to exercise significant influence over the financial and operating policies of CMC through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by CMI's share of earnings or losses and decreased by dividends received.

All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

NOTE B - NEW OPERATIONS

Historically, CMI's principal source of earnings has been net interest income generated from mortgage investments which were primarily financed through the issuance of collateralized mortgage obligations ("CMOs"). On October 22, 1992, CMI's Board of Directors approved a new operating plan, implementation of which was begun in the first quarter of 1993. Under the new plan, the Company, primarily operates as a jumbo and nonconforming mortgage loan conduit. As a jumbo and nonconforming mortgage loan conduit, the Company is an intermediary between the purchasers of mortgage loans which have outstanding principal balances in excess of the guidelines of the government and the government sponsored enterprises that guarantee mortgage-backed securities ("jumbo mortgage loans") and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. All loans purchased by CMI, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to CMC at the same price at which the loans were acquired by CMI. Sellers generally retain the rights to service the mortgage loan purchased by the Company. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, net master servicing fees and the net interest earned on its long-term investment portfolio. In addition, the Company earns fee income and net interest income through its warehouse lending program which provides warehouse loans to third-party mortgage loan originators.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Income Taxes

CMI intends to operate so as to continue to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of its stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its shareholders, the distribution of which may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Accordingly, no provision for income taxes has been made for CMI. If in any tax year CMI should not qualify as a REIT, it would be taxed as a corporation and distributions to the shareholders would not be deductible in computing taxable income. If CMI would fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

2.   Collateral for CMOs

Collateral for CMOs consists of mortgage loans and mortgage-backed securities and is carried at the outstanding principal balances net of unamortized purchase discounts or premiums. Also included in collateral for CMOs are guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable related to such collateral.

3.   Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market, computed by the aggregate method. All loans purchased by CMI, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to CMC at the same price in which the loans were acquired by CMI. CMI does not sell any loans to entities other than CMC. Accordingly, as of December 31, 1993, the market value of mortgage loans held for sale by CMI is equivalent to the carrying value.

4.  Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. Premiums paid and discounts obtained on collateral for CMOs are amortized to interest income over the estimated life of the mortgage loans using the interest method with effect given to principal reductions. Premiums paid and discounts obtained on mortgage loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. CMO discounts or premiums are amortized to interest expense using the interest method with effect given to principal reductions. Gains on sale of mortgage loans and securities are recognized upon settlement.

Substantially all commitment fees collected are refunded as commitments are fulfilled. Such fees, with respect to expired unfilled commitments, are credited to income at the time of expiration.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991

5.  Collaterized Mortgage Obligations (CMOs) and Deferred Issuance Costs

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

6.  Earnings Per Share

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

7.  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that CMI disclose estimated fair values for its financial instruments. The estimated fair value amounts have been determined by CMI using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required
to interpret market data to develop the estimates of fair value.   Accordingly,
the estimates presented are not necessarily indicative of the amounts CMI could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair values of revolving warehouse lines of credit, cash, other assets, reverse-repurchase agreements and accounts payable and accrued liabilities are not separately disclosed as such values approximate carrying amounts because of the short term to maturity or nature of the underlying asset or liability.

NOTE C  -  COLLATERAL FOR CMOs

Collateral for CMOs consists of fixed-rate mortgage loans secured by first liens (enforceable through foreclosure proceedings) on one-to-four family residential real estate and mortgage- backed securities. During the year ended December 31, 1993, CMI pledged approximately $248.2 million of mortgage loans as collateral for two new series of CMOs.

All principal and interest on the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available for payment
on the CMOs.   Generally, any default of a mortgage loan which is the basis for a foreclosure action is covered (up to an aggregate benefit limit) under a pool
insurance policy provided by a private mortgage insurer.   Furthermore,  CMI's
mortgage-backed securities are guaranteed as to the repayment of principal and interest of the underlying mortgages by the Federal Home Loan Mortgage Corporation. The maximum amount of credit risk related to CMI's investment in mortgage loans is represented by the outstanding principal balance of the mortgage loans plus accrued interest.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991

NOTE C - COLLATERAL FOR CMOs - CONTINUED

Collateral for CMOs is summarized as follows:
(Dollar amounts in thousands)

                                                  December 31,
                                          ----------------------------
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
                                          ========            ========

The mortgage loans and mortgage-backed securities, together with GICs, which are all held by trustees, collateralized 17 series of CMOs at December 31, 1993. A time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date CMI actually receives the cash related to the prepayment. During this interim period, CMI does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid. The weighted average coupon on collateral for CMOs, net of the related servicing fees, was 8.88% at December 31, 1993.

As of December 31, 1993 and 1992, the aggregate market value of collateral for CMOs was estimated to be $413.0 million and $638.2 million, respectively. This estimate was determined based upon quoted market prices from dealers and brokers for securities backed by similar types of loans. Collateral for CMOs cannot be sold until the related obligations mature or are otherwise paid or redeemed. As a consequence, the aggregate market values indicated above may not be realizable. As a REIT, CMI's ability to sell these assets for gain also is subject to restrictions under the Internal Revenue Code and any such sale may result in substantial additional tax liability.

NOTE D - MORTGAGE LOANS HELD FOR SALE

Substantially all of the mortgage loans purchased are fixed-rate and adjustable-rate nonconforming mortgage loans secured by first liens on single (one-to-four) family residential properties. Approximately 69% of the mortgage loans held for sale at December 31, 1993 were collateralized by properties located in California.

In 1993, CMI purchased mortgage loans with an aggregate principal balance of $3.5 billion and sold mortgage loans with an aggregate principal balance of $2.4 billion to CMC.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991

NOTE E - INVESTMENT IN AND ADVANCES TO CMC

CMI has an investment in CMC that is accounted for under a method similar to the equity method. CMI owns 100% of the preferred stock and has a 99% economic interest in CMC. CMC was incorporated in April 1993 and principally operates as a jumbo and nonconforming mortgage loan conduit. All loans purchased by CMI, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to CMC at the same price at which the loans were acquired by CMI. CMC does not purchase any loans from entites other than CMI. CMC's principal source of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans or mortgage securities, the net spread between interest earned on mortgage loans held for sale by CMC and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization and net master servicing fee income.

As of December 31, 1993, CMI's investment in and advances to CMC totaled $12.0 million and $78.5 million, respectively. CMC has an open account with CMI whereby funds are advanced to CMC primarily to finance assets in which CMC invests. Such advances bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). Interest charged on advances to CMC was at an average rate of approximately 5% for the year ended December 31, 1993.

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

CMI's investment in CMO residuals amounted to $40.2 million and $51.8 million at December 31, 1993 and 1992, respectively.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991

NOTE F  -  COLLATERALIZED MORTGAGE OBLIGATIONS - CONTINUED

CMOs are summarized as follows:
 (Dollar amounts in thousands)

                                                         December 31,
                                                 --------------------------
                                                   1993              1992
                                                 --------          --------
Collateralized mortgage obligations              $371,332          $578,047
Accrued interest payable                            3,526             5,874
                                                 --------          --------
                                                  374,858           583,921
Unamortized discounts, net                         (8,972)          (12,064)
                                                 --------          --------

Collateralized mortgage obligations, net         $365,886          $571,857
                                                 ========          ========
Range of weighted average interest                 6.51% -          8.63% -
 rates, by series                                 11.00%           10.96%
Range of stated maturities                      1998 - 2023       1998 - 2017
Number of series                                     17               17


During 1993, CMI redeemed two series of CMOs (the "Series"), in accordance with the terms of the indentures governing the Series. The mortgage-backed securities that collateralized the Series were sold and CMI recognized a gain of $917,000. Additionally, in March 1993 and April 1993, CMI issued two new series of CMO's with a total initial balance of $240.2 million.

The estimated fair value of CMOs at December 31, 1993 and 1992 was $393.4 million and $604.0 million, respectively. This estimate was determined based upon quoted market prices from dealers and brokers for securities backed by similar types of loans.

NOTE G - REVERSE-REPURCHASE AGREEMENTS


During April 1993, CMI entered into a $100.0 million reverse-repurchase agreement, which expires in April 1994, to provide the Company with a committed revolving credit facility to finance mortgage loans held for sale. All
borrowings by CMC under this facility are guaranteed by CMI.   CMI also has
obtained credit approval from the same lender to enter into additional reverse-repurchase agreements, pledged with mortgage loans held for sale under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. The maximum balance outstanding under CMI's borrowing during the year was $851.0 million and the balance outstanding at December 31, 1993 totaled $770.3 million. The carrying value and estimated market value of mortgage loans held for sale securing this facility totaled $754.2 million at December 31, 1993. Adjustable-rate mortgage-backed securities totaling $23.3 million were pledged as collateral for reverse-repurchase agreements at December 31, 1992. As of December 31, 1993, CMC had $36.2 million in reverse-repurchase agreements outstanding, all of which were guaranteed by CMI.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991

NOTE G - REVERSE-REPURCHASE AGREEMENTS - CONTINUED

During September 1993, CMI entered into an additional $100.0 million reverse-repurchase agreement, which expires in September 1994, to provide CMI with a committed revolving credit facility to be used to finance the warehouse lending program. The balance outstanding at December 31, 1993 totaled $27.4 million. The facility is secured by mortgage loans originated by small- and medium-size mortgage bankers to which CMI advances funds for the period from the closing of the loans until the loans are purchased by a permanent investor or CMC. The book value and market value of revolving warehouse lines of credit securing this facility totaled $92.1 million as of December 31, 1993.

At December 31, 1993, Merrill Lynch was the lender on all outstanding reverse-repurchase agreements. Such agreements had maturities of less than five days with interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). As of December 31, 1993 and 1992, the borrowing rate on these reverse-repurchase agreements was 4.7% and 3.2%, respectively. At December 31, 1993, CMI was in compliance with all representations, warranties and covenants of its reverse-repurchase agreements.

NOTE H - COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance Sheet Risk. CMI is a party to financial instruments with off-balance-sheet risk in the normal course of business. These instruments include short-term commitments to extend credit associated with warehouse lines of credit. These instruments involve elements of credit risk. CMI is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. However, CMI does not anticipate nonperformance by the counterparties. Unless noted otherwise, CMI does not require collateral or other security to support such commitments.

Commitments to Purchase and sell Loans. As of December 31, 1993, CMI had entered into commitments to purchase mortgage loans totaling $618.6 million subject to funding of such loans by various mortgage bankers and other financial institutions. In addition, as of December 31, 1993, CMI had committed to sell $794.1 million of mortgage loans to CMC. After purchase and sale of the mortgage loans, CMI's exposure to credit loss in the event of nonperformance by the mortgagor is limited. The fair value of commitments to purchase loans is estimated to approximate cost at December 31, 1993, as all loans purchased by CMI are committed for sale to CMC at CMI's purchase price.

Revolving Warehouse Lines of Credit Commitments. CMI's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the closing of the loans until sold to permanent investors. At December 31, 1993, CMI had extended lines of credit under this program in the aggregate amount of $206.0 million, of which $92.1 million was outstanding.

NOTE I - SHAREHOLDERS' EQUITY

CMI issued 10,215,000 shares of common stock in July 1993. Net proceeds of this offering amounted to $74.1 million and were used to expand the Company's mortgage conduit and warehouse lending operations.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991

NOTE I - SHAREHOLDERS' EQUITY - CONTINUED

In December 1993, CMI's shareholders approved an increase in the number of authorized shares of common stock of from 30,000,000 to 60,000,000. Subsequently, CMI issued 7,666,300 shares of common stock. Net proceeds of this offering amounted to $62.0 million and will be used to expand the Company's mortgage conduit operations and other aspects of its new business plan.

NOTE J -  STOCK OPTION PLAN

The 1985 Stock Option Plan provides for the issuance of non-qualified and incentive stock options to purchase up to 1,090,000 shares of CMI's common stock. Options granted to date are at a per share exercise price equal to the average of the high and low sales prices per share of CMI's common stock on the date of grant. Options granted are exercisable one year from the date of grant and generally terminate five years from the date of grant.

As of December 31, 1993, options to purchase 346,875 shares were exercisable and 47,750 shares were reserved for future grants. Stock option transactions for the three years ended December 31, 1993, 1992 and 1991 are summarized as follows:

                                                           ---------------------------------------------
      Years ended December 31,                                    1993           1992           1991
                                                           ---------------------------------------------
      Shares subject to:
       Options at beginning of year....................        558,000        438,625        570,000
         Options granted...............................        206,000        150,000        200,000
         Options canceled..............................        (55,000)       (28,750)
         Options exercised.............................       (156,125)        (1,875)      (331,375)
                                                           ---------------------------------------------
       Shares Subject to Options at end of year                552,875        558,000        438,625
                                                           =============================================
      Exercise price:
      Per share for options outstanding at end of year     $4.25-$8.375     $4.25-$6.62    $4.25-$6.62
      Average per share for options exercised                   $5.26          $4.25          $4.25

Two members of CMI's Board of Directors exercised options totaling 126,125 shares during the year ended December 31, 1993. The exercise of these options was financed through CMI. At December 31, 1993 and 1992, the total principal balances of notes receivable relating to the 1993 and prior option exercises by Directors were $1.5 million and $1.1 million respectively; the notes are secured by the common stock issued, have maturities of up to five years and bear interest rates ranging from 4.17% to 7.70% at December 31, 1993.

NOTE K - RELATED PARTY TRANSACTIONS

CMI has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise the Company on various facets of its business and manage its operations, subject to supervision by CMI's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for the Company as the Manager deems necessary.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991

NOTE K - RELATED PARTY TRANSACTIONS - CONTINUED

For performing these services, the Manager receives a base management fee of 1/8 of 1% per annum of average invested assets not pledged to secure CMOs. The Manager also receives a subsidiary management fee equal to 3/8 of 1% per annum of the average amounts outstanding under warehouse lines of credit. In addition, the Manager receives incentive compensation equal to 25% of the amount by which CMI's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived all fees pursuant to the above for 1993. Such amounts are reflected as an expense and a corresponding capital contribution in the accompanying financial statements. The Manager earned management fees totaling $400,000, $997,000 and $1.6 million, for the years ended December 31, 1993, 1992 and 1991, respectively. The Management Agreement is renewable annually and expires May 15, 1994.

The Manager incurs many of the operating expenses of the Company, including personnel and related expenses. The Company's conduit operations are primarily conducted in CMC and all other operations are conducted in CMI. Accordingly, CMC is charged with the majority of the conduit's costs and CMI is charged with the other operations' costs.

During 1993, the amount of common expenses incurred by CFC which were allocated to CAMC and reimbursed by the Company totaled $192,000 and included data processing and occupancy charges of $100,000 and $92,000, respectively. Data processing charges are allocated on the basis of actual costs relative to the number of employees. Occupancy charges are allocated on the basis of square footage occupied by the Company. The Company estimates that such expenses would not be materially different on a stand-alone basis. The majority of these expenses have been allocated to CMC as they primarily relate to the Company's conduit operations.

During 1993, CMI purchased approximately $415.0 million in nonconforming mortgage loans from CFC.

In 1987 and 1993, CMI entered into servicing agreements appointing CFC as servicer of pools of mortgage loans collaterizing five series of CMOs with outstanding balances of approximately $154.2 million at December 31, 1993. CFC is entitled to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CFC under such agreements were approximately $1.1 million, $290,000 and $462,000 in 1993, 1992 and 1991, respectively.

CFC has extended CMI a $10.0 million line of credit bearing interest at prime and maturing September 30, 1994. At December 31, 1993, there was no outstanding amount under the agreement.

The Manager and CFC are wholly-owned subsidiaries of Countrywide Credit Industries, Inc. ("CCI"), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange. CCI owned 1,100,000 shares or 3.44% of CMI's common stock at December 31, 1993. The Manager owned 20,000 shares of the CMI's common stock, which was purchased at inception. CFC owns all of the common stock and has a 1% economic interest in CMC.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1993, 1992 and 1991


NOTE L - SUBSEQUENT EVENT

On January 27, 1994, the Board of Directors declared a $0.12 cash dividend to be paid on March 1, 1994 to shareholders of record on February 7, 1994.

NOTE M - QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

                                                   Three Months Ended
      Dollar amounts in thousands    -----------------------------------------------
      except per share data:         March 31   June 30   September 30   December 31
                                     -----------------------------------------------
      Year ended December 31, 1993
        Net revenues                   $  602    $  512         $1,045        $2,270
        Net earnings                      118        54            564         1,744
        Earnings per share (1)            .01       .00            .03           .07
        Dividends per share (2)           .12       .12            .12           .12

      Year ended December 31, 1992
        Net revenues                   $1,907    $2,274         $2,282        $1,127
        Net earnings                    1,255     1,653          1,681           398
        Earnings per share (1)            .09       .12            .12           .03
        Dividends per share (2)           .12       .12            .12           .12

- ----------
(1) Earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share may not equal the total for the year.

(2)  Declared for earnings of the period.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                         (Dollar amounts in thousands)

 Column A                                Column B     Column C           Column D                 Column E
- -----------                            ------------  ----------  --------------------------  ---------------------
                                                                                                 Balance at End
                                                                        Deductions                 of Period
                                        Balance at               --------------------------  ---------------------
  Name of                              Beginning of                Amounts      Amounts                    Not
  Debtor                                  Period     Additions    Collected   Written Off     Current    Current
- -----------                            ------------  ----------  -----------  ------------   ---------  ----------
For year ended December 31, 1993 (1)

Jack W. Carlson                          $  361       $   26         $ 39       $  -           $ 39       $  309
Robert J. Donato                            239           16          255          -              -            -
Frederick J. Napolitano                     361           26           29          -             40          318
David S. Loeb                                83          594           13          -             65          599
Angelo R. Mozilo                             73            5            7          -             10           61
Thomas J. Kearns                              -           45            -          -              5           40
                                       -----------   ----------  -----------  ------------   ---------   ---------
                                         $1,117         $712         $343       $  -           $159       $1,327
                                       ===========   ==========  ===========  ============   =========   =========

For year ended December 31, 1992 (1)

Jack W. Carlson                          $  378          $26         $ 43       $  -           $ 39       $  322
Robert J. Donato                            248           18           27          -             32          207
Frederick J. Napolitano                     377           27           43          -             39          322
Harley W. Snyder                            248            3          251          -              -            -
David S. Loeb                                86            7           10          -              8           75
Angelo R. Mozilo                             78            6           11          -             10           63
                                       -----------   ----------  -----------  ------------   ---------   ---------
                                         $1,415          $87         $385       $  -           $128       $  989
                                       ===========   ==========  ===========  ============   =========   =========

For year ended December 31, 1991 (1)

Jack W. Carlson                            $132         $282         $ 36       $   -          $ 56       $  322
Robert J. Donato                             91          282          125           -            46          202
Frederick J. Napolitano                     131          282           36           -            56          321
Harley W. Snyder                            134          282          168           -            46          202
David S. Loeb                                 -           86            -           -            13           73
Angelo R. Mozilo                              -           86            8           -            14           64
                                       -----------   ----------  -----------  ------------   ---------   ---------
                                         $  488       $1,300         $373       $   -          $231       $1,184
                                       ===========   ==========  ===========  ============   =========   =========

(1) The notes receivable are secured by Common Stock of CMI, have interest rates of up to 7.70% per annum as of December 31, 1993 and have original maturities of five years. Cash dividends on the Common Stock pledged for these notes are used first to pay accrued interest and second to reduce the outstanding principal of the notes.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

          SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

                                BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                      December 31,
                                                  ---------------------
                                                    1993         1992
                                                  --------     --------
ASSETS
Cash                                              $  1,806      $    20
Mortgage assets
   Mortgage loans held for sale                    794,132            -
   Adjustable-rate mortgage-backed securities            -        87,509
Investment in affiliates(1)                         76,218        82,113
Due from affiliates                                120,124             -
Other assets                                         5,795         2,819
                                                  --------      --------
     Total assets                                 $998,075      $172,461
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                     $742,911     $ 21,950
Accounts payable and accrued liabilities             4,556          287
Due to affiliates                                        -       30,229
                                                  --------     --------
     Total liabilities                             747,467       52,466

Commitments and contingencies                            -            -

Shareholders' equity

   Common stock                                        320          140
   Additional paid-in capital                      256,587      119,450
   Accumulated (deficit) earnings                   (6,299)         405
                                                  --------     --------
     Total shareholders' equity                    250,608      119,995

   Total liabilities and shareholders' equity     $998,075     $172,461
                                                  ========     ========

- ----------
(1) The Company has received cash dividends from its subsidiaries of $9,858 and $8,803 for the years ended December 31, 1993 and 1992, respectively.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                                  (Continued)

                            STATEMENTS OF EARNINGS
                         (Dollar amounts in thousands)

                                                               Year ended December 31,
                                                      -----------------------------------------
                                                          1993           1992           1991
                                                      -----------    -----------    -----------
REVENUES
  Interest income                                         $19,366        $37,378        $41,771
  Interest expense                                          9,673         26,731         31,170
                                                      -----------    -----------    -----------
    Net interest income                                     9,693         10,647         10,601
  Gain on sale of mortgage-backed securities                   -           7,831            735
  Equity in net (loss) earnings of affiliates              (5,659)       (11,579)         1,821
                                                      -----------    -----------    -----------
    Net revenue                                             4,034          6,899         13,157
                                                      -----------    -----------    -----------
EXPENSES

  General and administrative                                1,242          1,169          1,028
  Management fees to affiliate                                312            743          1,262
                                                      -----------    -----------    -----------
    Total expenses                                          1,554          1,912          2,290
                                                      -----------    -----------    -----------

NET EARNINGS                                               $2,480         $4,987        $10,867
                                                      ===========    ===========    ===========

EARNINGS PER SHARE                                          $0.13          $0.36          $0.78
                                                      ===========    ===========    ===========

Weighted average shares outstanding                    18,578,307     13,978,683     13,924,326
                                                      ===========    ===========    ===========

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                                  (Continued)

                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                  Year ended December 31,
                                                                           --------------------------------------
                                                                               1993          1992        1991
                                                                           -----------    -----------  ----------
Cash flows from operating activities:
  Net earnings                                                                 $2,480         $4,987     $10,867
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Equity in net loss (earnings) of affiliates                                 5,659         11,579      (1,821)
    Amortization                                                                   43          3,015       2,319
    Gain on sale of mortgage-backed securities                                      -         (7,831)       (735)
    Capital contribution by manager                                               400              -           -
    (Increase) decrease in due from/due to affiliate                         (150,353)         1,349       3,989
    Decrease in other assets and liabilities                                    1,186         14,733      66,708
                                                                           -----------    -----------  ----------
     Net cash (used in) provided by operating activities                     (140,585)        27,832      81,327
                                                                           -----------    -----------  ----------
Cash flows from investing activities:
 Decrease (increase) in short-term investments                                      -          8,276      (3,298)
 Purchases of mortgage loans and securities                                (3,202,897)      (326,410)   (972,693)
 Purchases of mortgage loans subsequently securitized                        (248,222)
 Proceeds from sale of mortgage loans and securities                        2,725,700        880,911     513,276
 Principal payments on mortgage loans and securities                           18,791         74,898      93,556
 Investment in subsidiaries                                                    (9,553)             -           -
 Dividends received from subsidiaries                                           9,858          8,803       2,458
                                                                           -----------    -----------  ----------
     Net cash (used in) provided by investing activities                     (706,323)       646,478    (366,701)
                                                                           -----------    -----------  ----------
Cash flows from financing activities:
 Net proceeds (repayments) of reverse-repurchase agreements                   720,961       (666,910)    294,804
 Net proceeds from issuance of common stock                                   136,917              -       1,409
 Cash dividends paid                                                           (9,184)        (7,409)    (11,020)
                                                                           -----------    -----------  ----------
    Net cash provided by (used in) financing activities                       848,694       (674,319)    285,193
                                                                           -----------    -----------  ----------

Net increase (decrease) in cash                                                 1,786             (9)       (181)
Cash at beginning of period                                                        20             29         210
                                                                           -----------    -----------  ----------
Cash at end of period                                                          $1,806            $20         $29
                                                                           ===========    ===========  ==========
    Supplemental cash flow information:
      Cash paid for interest                                                   $9,582        $24,309     $28,740
                                                                           ===========    ===========  ==========
      Cash paid for income taxes                                                    -              -           -
                                                                           ===========    ===========  ==========

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                         (Dollar amounts in thousands)

                Column A                         Column B        Column C       Column D        Column E        Column F
- ------------------------------------------     -------------    ----------   ---------------  -------------- ---------------
                                                                                 Maximum         Average        Weighted
                                                                 Weighted        amount          amount         average
                                                                 average       outstanding     outstanding   interest rate
         Category of aggregate                  Balance at       interest      during the      during the      during the
          short-term borrowings                end of period       rate          period         period(1)      period(2)
- ------------------------------------------     -------------    ----------   ---------------  -------------- ---------------
Year ended December 31, 1993
    Reverse-repurchase
       agreements                                  $770,334          4.67%         $851,047       $271,231            3.82%
                                               -------------    ----------   ---------------  -------------- ---------------
                                                   $770,334          4.67%         $851,047       $271,231            3.82%
                                               =============    ==========   ===============  ============== ===============
Year ended December 31, 1992
    Reverse-repurchase
       agreements                                   $21,950          4.00%         $796,001       $548,903            4.35%
                                               -------------    ----------   ---------------  -------------- ---------------
                                                    $21,950          4.00%         $796,001       $548,903            4.35%
                                               =============    ==========   ===============  ============== ===============
Year ended December 31, 1991
    Reverse-repurchase
       agreements                                  $688,860          5.29%         $688,860       $485,346            5.88%
                                               -------------    ----------   ---------------  -------------- ---------------
                                                   $688,860          5.29%         $688,860       $485,346            5.88%
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

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES

                 SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                         (Dollar amounts in thousands)
                               December 31, 1993

          Column A              Column B        Column C           Column D         Column E          Column F
- ----------------------------   ----------  ------------------  ---------------  ---------------  -----------------
                                                                  Principal
                                                                   Amount
                                                                  of Loans
                                         (1)(2)(3)(4)(5)(7)(10)  Subject to       Amount of
   Range of          Number                     Carrying         Delinquent       Mortgage
Carrying Amounts      of          Prior         Amount of         Principal         Being             Range of
 of Mortgages      Loans(1)     Liens(1)        Mortgages     or Interest (1)(8) Foreclosed (1)(9) Interest Rates (1)(6)
- ----------------  ----------   ----------  ------------------ -----------------  ---------------   ---------------------

$0-$50                  4          $0               $193              $0              $0            7.000-7.7500
50-100                143           0             12,556               0               0            3.250-10.125
101-150               475           0             59,894             584               0            3.250-10.750
151-200               434           0             76,058           3,255             159            3.125-11.000
201 - 250             881           0            201,528           2,486             446            3.250-11.000
251 - 300             723           0            198,658           1,673             255            3.125-10.750
301 - 350             397           0            129,407               0               0            3.125-9.750
351 - 400             194           0             73,181               0               0            3.375-8.750
401 - 450             132           0             56,365             431               0            3.250-8.500
451 - 500             126           0             60,721               0               0            3.500-9.125
501 - 550              61           0             32,250               0               0            4.000-8.750
551 - 600              75           0             43,781             579               0            3.500-8.625
601 - 650              58           0             36,706               0               0            3.875-8.500
651 - 700               9           0              6,167               0               0            4.625-7.750
701 - 750              19           0             14,018               0               0            4.375-8.000
751 - 800               4           0              3,084               0               0            4.500-7.875
801 - 850               4           0              3,329               0               0            4.000-7.375
851 - 900               4           0              3,520               0               0            5.000-7.250
901 - 950               3           0              2,783               0               0            4.875-7.000
951 - 1,000             9           0              8,892               0               0            4.500-7.750
over 1,000              1           0              1,200               0               0               4.875
                  ----------   ----------  ------------------  ---------------  ---------------
                   3,756           $0         $1,024,292          $9,008            $861
                  ==========   ==========                      ===============  ===============

Premium                                            5,165
                                           ------------------
                                              $1,029,457
                                           ==================

- --------------------------
(1) The above amounts are for the Company including both CMI and CMC.
(2) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(3) Total mortgage loans comprised of $870,140 of mortgage loans held for sale and $154,152 of whole loans pledged as collateral for CMOs.
(4) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1993 is as follows:
    California 70% with no other state comprising more than 14%.
(5) The aggregate cost for federal income tax purposes is $1,029,457.
(6) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(7) $ 415.0 million of mortgage loans purchased during 1993 were acquired from CFC, an affiliate of the Company's Manager.
(8) $5.8 million of the total principal amount of loans subject to delinquent principal or interest is related to Pre-1993 CMOs.
(9) Of the total amount of mortgages being foreclosed, $606 is related to Pre-1993 CMOs and $255 is related to CMOs issued in 1993. Generally, any default of a mortgage loan which is the basis of a foreclosure action is covered (up to an aggregate benefit limit) under a pool insurance policy provided by a private mortgage insurer.

                                              The Company (CMI and CMC)                      CMI Alone
                                              -------------------------             -------------------------
(10) Balance at beginning of period                             $85,353                               $85,353
          Additions during period:
               New mortgage loans                             3,420,202                             3,420,202
                                                             ----------                            ----------
                                                              3,505,555                             3,505,555
          Deductions during period:
           Sales of mortgage loans            2,260,739                             2,363,994
           Collections of principal             220,524       2,481,263               196,325       2,560,319
                                              ---------      ----------             ---------      ----------
    Balance at close of period                               $1,024,292                            $  945,236
                                                             ==========                            ==========

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Countrywide Mortgage Conduit, Inc.


We have audited the accompanying balance sheet of Countrywide Mortgage Conduit, Inc. as of December 31, 1993, and the related statements of earnings, shareholders' equity, and cash flows for the period from April 20, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywide Mortgage Conduit, Inc. as of December 31, 1993, and the results of its operations and its cash flows for the period from April 20, 1993 (inception) through December 31, 1993, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Los Angeles, California
January 28, 1995

COUNTRYWIDE MORTGAGE CONDUIT, INC.
BALANCE SHEET

December 31, 1993
(Dollar amounts in thousands)

ASSETS

Mortgage loans held for sale                     $ 78,358
Master servicing fees receivable                   45,237
Other assets                                       10,518
                                                 --------
         Total assets                            $134,113
                                                 ========

LIABILITIES  AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                    $ 36,223
Due to CMI                                         78,466
Accounts payable and accrued liabilities            7,375
                                                 --------
         Total liabilities                        122,064

Commitments and contingencies                        -

Shareholders' equity

   Series A preferred stock - authorized, 10,000
     shares of $.01 par value; issued and
     outstanding, 9,000                              -
   Common stock - authorized, 10,000 shares
     of $.05 par value; issued and outstanding,
     100 shares                                      -
   Capital in excess of par value                   9,500
   Retained earnings                                2,549
                                                 --------
         Total shareholders' equity                12,049
                                                 --------
   Total liabilities and shareholders' equity    $134,113
                                                 ========

   The accompanying notes are an integral part of these statements.

COUNTRYWIDE MORTGAGE CONDUIT, INC.
STATEMENT OF EARNINGS
Period from April 20, 1993 (inception) to December 31, 1993
(Dollar amounts in thousands)

REVENUES

 Interest income                              $ 7,985
    Mortgage loans held for sale

 Interest expense
    Reverse-repurchase agreements               3,988
    Advances from CMI                             914
                                             --------
                                                4,902

        Net interest income                     3,083

 Master servicing income                        2,477
 Master servicing and servicing
  hedge amortization                           (6,995)
                                             --------
        Net master servicing expense           (4,518)

 Gain on sale of mortgage loans and
  securities                                    8,388
                                             --------
        Net revenues                            6,953

EXPENSES

 Salaries and related expenses                  1,723
 General and administrative                       892
                                             --------
        Total expenses                          2,615
                                             --------

Earnings before income taxes                    4,338

   Provision for income taxes                   1,789
                                             --------
NET EARNINGS                                  $ 2,549
                                             ========

The accompanying notes are an integral part of these statements.

COUNTRYWIDE MORTGAGE CONDUIT, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
Period from April 20, 1993 (Inception) to December 31, 1993
(Dollar amounts in thousands, except share data)

                                                                  Additional
                                 Number of  Common     Preferred    paid-in  Retained
                                  shares    stock        Stock      capital  earnings     Total
                                 ---------------------------------------------------------------
Issuance of preferred stock       9,900     $    0     $    0     $2,475     $     0     $ 2,475
Issuance of common stock            100          -          -         25           -          25
Additional capital contribution       -          -          -      7,000           -       7,000
Net earnings during the period        -          -          -          -       2,549       2,549
                                 ---------------------------------------------------------------
Balance at December 31, 1993     10,000     $    0     $    0     $9,500      $2,549     $12,049
                                 ===============================================================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE MORTGAGE CONDUIT, INC.
STATEMENT OF CASH FLOWS
Period from April 20, 1993 (inception) to December 31, 1993
(Dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $     2,549
  Adjustments to reconcile net earnings
   to net cash used in operating activities:
     Amortization                                              7,387
     Purchases of mortgage loans from CMI                 (2,391,132)
     Sale of mortgage loans and securities                 2,286,060
     Change in other assets and liabilities                   (3,543)
                                                         -----------
     Net cash used in operating activities                   (98,679)
                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in master servicing fees receivable             (52,222)
  Principal payments on mortgage loans and securities         26,712
                                                         -----------
     Net cash (used in) provided by investing activities     (25,510)
                                                         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from CMI                                      78,466
   Net proceeds (repayment) of reverse-repurchase
    agreements                                                36,223
   Proceeds from issuance of common stock                         25
   Proceeds from issuance of preferred stock                   2,475
   Proceeds from additional capital contribution               7,000
                                                         -----------
     Net cash provided by (used in) financing activities     124,189
                                                         -----------

Net increase (decrease) in cash                                    0
Cash at beginning of period                                        0
                                                         -----------
Cash at end of period                                             $0
                                                         ===========
     Supplemental cash flow information:
          Cash paid for interest                              $3,871
                                                         ===========
          Cash paid for income taxes                             -
                                                         ===========

The accompanying notes are an integral part of these statements.

                       COUNTRYWIDE MORTGAGE CONDUIT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1993


NOTE A  -  NEW OPERATIONS

On October 22, 1992, the Board of Directors of Countrywide Mortgage Investments, Inc. ("CMI") approved a new operating plan, implementation of which was begun in the first quarter of 1993. Under the new plan, CMI and Countrywide Funding Corporation ("CFC") established Countrywide Mortgage Conduit, Inc. ("CMC"), which was incorporated in April 1993 and principally operates as a jumbo and
nonconforming mortgage loan conduit.   All of the common stock and 1% of the
economic interest of CMC is owned by CFC. All of the preferred stock and 99% of the economic interest of CMC is owned by CMI. All loans purchased by CMI, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to CMC at the same price at which the loans were acquired by CMI. CMC does not purchase any loans from any entity other than CMI. CMC's principal sources of income are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, and net master servicing income.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The cost of mortgage loans is adjusted by gains and losses generated from corresponding hedging transactions entered into to protect the inventory value from increases in interest rates. Hedge positions are also used to protect the pipeline of committments to purchase loans from CMI from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

2.   Master Servicing Fees Receivable

CMC retains the master servicing rights associated with sales of mortgage loans and securities. These master servicing rights entitle CMC to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual master service fees. The sales price of the loans and the resulting gain or loss on sale are adjusted to provide for the recognition of a normal master service fee rate over the estimated servicing lives of the loans. The adjustment results in a receivable that is realized through receipt of excess master servicing fees over time. Master servicing fees receivable are amortized into income over the lives of the underlying mortgages using the original discount rate and the effective yield method adjusted for the effects of prepayments. CMC intends to hold the master servicing fees receivable for investment or transfer receivables to CMI.

                      COUNTRYWIDE MORTGAGE CONDUIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The weighted average discount rate inherent in the initial carrying amount of the master servicing fees receivable recorded in 1993 was approximately 10.75%. In computing the initial fair value of the master servicing fees receivable, discount rates ranging from 8.40% to 12.20% were utilized. In determining the appropriate discount rate to compute the carrying amount, CMC considers the discount rate inherent in the fair values of similar investments such as excess servicing, historical and expected prepayment assumptions, and required spreads against alternative investments.

To protect the value of the master servicing fees receivable from the effects of increased prepayment activity, CMC purchases options on mortgage-backed securities that increase in value when interest rates decline. The cost of the option fees is charged to expense over the contractual life of the options. Options gains are recognized first as an offset to the "Incremental Amortization" of the master servicing fees receivable (i.e. amortization due to the impairment caused by increased projected prepayment speeds). To the extent the master servicing hedge generates gains in excess of the Incremental Amortization ("Excess Hedge Gain") CMC writes down the master servicing fees receivable through additional amortization in an amount equal to the Excess Hedge Gain. During 1993, CMC had no gains from these hedging transactions. As of December 31, 1993 CMC had $300 million of call options on FNMA mortgage-backed securities. The call options had a carrying value and an approximate fair market value of $4.1 million, as of December 31, 1993.

3.  Purchased Servicing Rights

CMC from time to time acquires the rights to service, as opposed to master service, mortgage loans that it has previously purchased. CMC capitalizes the cost of bulk purchases of servicing rights. The amount capitalized does not exceed the present value of future net servicing income. Purchased servicing rights are amortized over the lives of the underlying mortgages in proportion to estimated net servicing revenues. As of December 31, 1993, CMC's purchased servicing portfolio totaled $439.8 million and capitalized costs associated with acquiring this portfolio totaled $4.9 million and is included in other assets.

4.  Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. Premiums paid and discounts obtained on mortgage loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Gains on sale of mortgage loans or securities are recognized upon settlement.

5.  Income Taxes

The provision for income taxes in the accompanying financial statements is computed using the liability method. For income tax purposes, CMC files a separate tax return and is not consolidated with CMI or CFC. Taxable earnings of CMC are subject to state and federal income taxes at the applicable statutory rates.

                      COUNTRYWIDE MORTGAGE CONDUIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

6.  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that CMC disclose estimated fair values for its financial instruments. The estimated fair value amounts have been determined by CMC using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required
to interpret market data to develop the estimates of fair value.   Accordingly,
the estimates presented are not necessarily indicative of the amounts CMC could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair values of cash, master servicing fees receivable, other assets, reverse-repurchase agreements and accounts payable and accrued liabilities are not separately disclosed as such values approximate carrying amounts because of the short term to maturity or nature of the underlying asset or liability.

NOTE C - MORTGAGE LOANS HELD FOR SALE

Substantially all of the mortgage loans purchased by CMC from CMI are fixed-rate and adjustable-rate nonconforming mortgage loans secured by first liens on single (one-to-four) family residential properties. Approximately 68% of mortgage loans held for sale at December 31, 1993 were collateralized by properties located in California.

In 1993, CMC purchased mortgage loans from CMI with an aggregate principal balance of $2.4 billion and sold mortgage loans in the form of REMIC securities or bulk whole loan sales with an aggregate principal balance of $2.3 billion. In connection with the issuance of these securities and whole loan sales, CMC retained master servicing rights with a carrying value of $45.2 million at December 31, 1993. CMC recognized gains on these securitizations in 1993 totaling $8.4 million, net of related expenses, losses and hedging costs.

NOTE D - MASTER SERVICING FEES RECEIVABLE

The changes in master servicing fees receivable for the period from April 20, 1993 through December 31, 1993 are as follows:
(Dollar amounts in thousands)

Balance at beginning of period       $     0
Additions                             52,232
Amortization
   Scheduled                            (836)
   Unscheduled                        (6,159)
                                     -------

Balance at end of period             $45,237
                                     =======

As of December 31, 1993, the fair value of master servicing fees receivable is estimated to approximate the carrying amount. Fair value is estimated by discounting future cash flows from master servicing fees using discount rates that approximate current discount rates used for similar investments such as excess servicing and using expected future prepayment rates.

                      COUNTRYWIDE MORTGAGE CONDUIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

NOTE E - REVERSE-REPURCHASE AGREEMENTS

CMI may assign to CMC a portion of its rights to borrow under a $100.0 million reverse-repurchase agreement which expires in April 1994, subject to CMI continuing to guarantee repayment. The maximum balance outstanding during the year was $601.7 million and the balance outstanding at December 31, 1993 totaled $36.2 million. This facility is secured by mortgage loans which are ultimately sold in the form of REMIC securities or whole loans. The carrying value and estimated market value of mortgage loans held for sale securing this facility totaled $78.3 million at December 31, 1993.

At December 31, 1993, Merrill Lynch was the lender on all outstanding reverse-repurchase agreements. Such agreements had maturities of less than five days with interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). As of December 31, 1993, the borrowing rate on these reverse-repurchase agreements was 4.7%.

NOTE F - INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1993, the components of CMC's deferred tax liability consisted of approximately $6.1 million related to the excess of carrying value assigned to its master servicing fee receivable for financial reporting purposes over the tax value of the asset reduced by approximately $4.3 million of future benefit to be derived from a net operating loss carryforward for tax purposes of approximately $10.7 million, which expires in 2008.

The provision for income tax expense for the year ended December 31, 1993 consists of deferred taxes of $1.3 million and $476,000 for federal and state income tax purposes, respectively. The effective income tax rate included in CMC's financial statements of 41.9% differs from the applicable federal statutory income tax rate of 34.0% because of state tax expense of 7.2% and other items which aggregate 0.7%.

NOTE G - COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance Sheet Risk. CMC is a party to financial instruments with off-balance-sheet risk in the normal course of business through the acquisition and sale of mortgage loans and the management of interest-rate risk. These instruments include master servicing fees receivable and short-term commitments to purchase and sell loans. The instruments involve, to varying degrees, elements of credit and interest-rate risk. CMC is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. However, CMC does not anticipate nonperformance by the counterparties. As discussed below, CMC's exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by the mortgagor is limited due to the non-recourse nature of the loans in the servicing portfolio. CMC's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price. Unless noted otherwise, CMC does not require collateral or other security to support financial instruments with credit risk.

Master Loan Servicing. As of December 31, 1993, CMC was master servicing loans totaling $2.1 billion associated with mortgage-backed securities and whole loans securitizing REMICs and whole loans.

                      COUNTRYWIDE MORTGAGE CONDUIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, any losses in excess of the credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by CMC when mortgage loans are securitized or sold, the loans or securities are non-recourse to CMC. Typically, CMC has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers.

As of December 31, 1993, approximately 64% of mortgage loans in CMC's master servicing portfolio were secured by properties located in California. The remainder are geographically dispersed throughout the United States, with no more than 6% of the mortgage loans collateralized by properties in any other state.

Commitments to Purchase Loans. As of December 31, 1993, CMC had entered into commitments to purchase mortgage loans from CMI totaling $1.4 billion including loans subject to purchase by CMI. After purchase and sale of the mortgage loans, CMC's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described above. The fair value of commitments to purchase loans is estimated to be $(264,000) at December 31, 1993. This estimate is based upon the difference between the current value of similar loans and the price at which the Company has committed to purchase the loans.

Commitments to Sell Loans. As of December 31, 1993, CMC had open commitments amounting to approximately $680.0 million to sell mortgage loans and securities in the first quarter of 1994. These commitments are utilized in delivering mortgage loans held for sale and are considered in the valuation of the mortgage loan inventory. In addition, CMC had forward commitments to sell $569 million of FNMA mortgage-backed securities: these commitments are used to hedge mortgage loans held for sale and the mortgage loan pipeline. These commitments to sell loans and securities had an unrealized gain of approximately $147,000 which was deferred as part of CMC's lower of cost or market analysis on its mortgage loans held for sale. This estimate is based upon the difference between the settlement values of those commitments and the quoted market values of the underlying securities.

NOTE H - SHAREHOLDERS' EQUITY

CFC owns all of the common stock and has a 1% economic interest in CMC. CMI owns all of the preferred stock and has a 99% economic interest in CMC.

NOTE I - RELATED PARTY TRANSACTIONS

As of December 31, 1993, advances due to CMI totaled $78.5 million. Such funds were advanced by CMI, under an open account arrangement, to finance assets by CMC. Such advances bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). Interest charged on advances from CMI was at an average rate of approximately 5% for the year ended December 31, 1993.

                      COUNTRYWIDE MORTGAGE CONDUIT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1993

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

CMI has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise CMI and CMC on various facets of its business and manage their operations, subject to supervision by CMI's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for CMI and CMC as the Manager deems necessary.

For performing these services, the Manager receives a base management fee of 1/8 of 1% per annum of average invested assets not pledged to secure CMOs. In addition, the Manager receives incentive compensation equal to 25% of the amount by which CMI's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived all fees pursuant to the above for 1993. Base management fees are allocated between CMI and CMC based upon their respective average invested assets net of related borrowings and incentive management fees are allocated between CMI and CMC based upon their respective contribution to the earnings of the Company. Management fees allocated to CMC in 1993 were insignificant. The Management Agreement is renewable annually and expires May 15, 1994.

The Manager incurs many of the operating expenses of the Company, including personnel and related expenses. The Company's conduit operations are primarily conducted in CMC and all other operations are conducted in CMI. Accordingly, CMC is charged with the majority of the conduit's costs and CMI is charged with the other operations' costs. During 1993 the Manager absorbed $900,000 of operating expenses incurred in connection with its duties under the Management Agreement all of which had been charged to CMC. CMC began paying all expenses related to its operations in June 1993.

All loans purchased by CMI, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to CMC at the same price at which the loans were acquired by CMI. CMC does not purchase any loans from any entities other than CMI.

As of December 31, 1993, CFC was subservicing approximately $72.7 million in mortgage loans associated with purchased servicing rights. Subservicing fees paid to CFC in 1993 totaled $6,000.

The Manager and CFC are wholly-owned subsidiaries of Countrywide Credit Industries, Inc. ("CCI"), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange. CFC owns 100% of the common stock and has a 1% economic interest in CMC. CMI owns all of the preferred stock and has a 99% economic interest in CMC.