Form 10-Q/A
period 1994-03-31
CWM MORTGAGE HOLDINGS INC
filed 1995-02-01
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                      For the period ended March 31, 1994

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
             For the transition period from _____________ to ______________

                               Commission File Number 1-8972

                    COUNTRYWIDE MORTGAGE INVESTMENTS, INC.
            (Exact name of registrant as specified in its charter)


                   DELAWARE                             95-3983415
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

35 NORTH LAKE AVENUE, PASADENA,                         91101-1857
 CALIFORNIA
        (Address of principal executive offices)        (Zip Code)



          Registrant's telephone number, including area code (800) 669-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes     X    No  _____
                                        --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Common stock outstanding as of March 31, 1994:  32,132,044 shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                                             MARCH 31, 1994             DECEMBER 31, 1993
                                                                      -------------------------        -------------------
                                                                             (RESTATED)                    (RESTATED)
ASSETS

Mortgage assets
  Mortgage loans held for sale                                                       $779,355                   $794,132
  Collateral for CMOs (market value $320,967 in 1994 and
    $413,000 in 1993)                                                                 323,974                    402,503
Revolving warehouse lines of credit                                                    67,160                     92,058
Cash                                                                                    6,025                      7,099
Investment in and advances to CMC                                                     107,106                     90,394
Other assets                                                                            9,152                     10,552
                                                                      -------------------------        -------------------
    Total assets                                                              $     1,292,772            $     1,396,738
                                                                      =========================        ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                                        $740,682                   $770,334
Collateralized mortgage obligations                                                   289,882                    365,886
Accounts payable and accrued liabilities                                                9,827                      9,910
                                                                      -------------------------        -------------------
    Total liabilities                                                               1,040,391                  1,146,130

Commitments and contingencies                                                          -                           -

Shareholders' equity

  Common stock - authorized, 60,000,000 shares of
   $.01 par value; issued and outstanding, 32,132,044 shares
   in 1994 and 32,020,484 in 1993                                                         321                        320
  Additional paid-in capital                                                          257,162                    256,587
  Cumulative earnings                                                                  77,359                     72,306
  Cumulative distributions to shareholders                                            (82,461)                   (78,605)
                                                                      -------------------------        -------------------
    Total shareholders' equity                                                        252,381                    250,608
                                                                      -------------------------        -------------------
  Total liabilities and shareholders' equity                                   $    1,292,772             $    1,396,738
                                                                      =========================        ===================

The accompanying notes are an integral part of these statements.

COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------------
                                                                          1994                 1993
                                                                    --------------       --------------
                                                                      (RESTATED)          (RESTATED)
REVENUES

   Interest income
     Mortgage loans held for sale                                        $11,232               $1,455
     Collateral for CMOs                                                   6,249               11,481
     Revolving warehouse lines of credit                                   1,641                    -
     Adjustable-rate mortgage-backed securities                                -                  674
     Advances to CMC                                                         617                    -
                                                                    --------------       --------------
       Total interest income                                              19,739               13,610

   Interest expense
     Reverse-repurchase agreements                                         7,109                  504
     Collateralized mortgage obligations                                   8,643               13,421
                                                                    --------------       --------------
       Total interest expense                                             15,752               13,925

         Net interest income (expense)                                     3,987                 (315)

   Equity in earnings of CMC                                               1,789                    -
   Gain on sale of mortgage loans and securities                               -                  917
   Other, net                                                                (46)                   -
         Net revenues                                                      5,730                  602

EXPENSES

   General and administrative                                               576                   376
   Management fees to affiliate                                             101                   108
                                                                   --------------        --------------
         Total expenses                                                     677                   484
                                                                   --------------        --------------

NET EARNINGS                                                         $    5,053              $    118
                                                                   ==============        ==============

EARNINGS PER SHARE                                                        $0.16                 $0.01
                                                                   ==============        ==============

Weighted average shares outstanding                                  32,107,771            13,980,792
                                                                   ==============        ==============

The accompanying notes are an integral part of these statements.

COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------
                                                                         1994                 1993
                                                                   ----------------     ----------------
                                                                      (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                           $   5,053              $   118
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Amortization                                                            2,325                1,537
    Gain on sale of mortgage securities                                         -                 (917)
    Equity in earnings of CMC                                              (1,789)                   -
    Change in other assets and liabilities                                  1,226               (5,613)
                                                                   ----------------     ----------------
    Net cash provided by (used in) operating activities                     6,815               (4,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collateral for CMOs:
  Purchases of mortgage loans subsequently securitized                          -             (145,746)
  Principal payments on collateral                                         70,417               93,560
  Net change in GICs held by trustees                                       6,374               20,441
  Proceeds from sale of collateral for CMOs, net                                -                2,641
                                                                   ----------------     ----------------
                                                                           76,791              (29,104)

 Decrease in short term investments                                             -              (24,000)
 Purchases of mortgage loans held for sale                             (1,755,462)            (105,291)
 Proceeds from sale of mortgage loans                                   1,764,772               86,669
 Principal payments on mortgage loans                                       5,466                    -
 Net increase in revolving warehouse lines of credit                       24,898                    -
 Investment in CMC                                                         (1,310)                   -
 Net advances to CMC                                                      (13,613)                   -
                                                                   ----------------     ----------------
    Net cash provided by (used in) investing activities                   101,542              (71,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                          -              143,160
  Principal payments on securities                                        (76,499)            (109,977)
                                                                   ----------------     ----------------
                                                                          (76,499)              33,183

 Net (decrease) increase in reverse-repurchase agreement                  (29,652)              45,477
 Net proceeds from issuance of common stock                                   576                    -
 Cash dividends paid                                                       (3,856)              (1,678)
                                                                   ----------------     ----------------
    Net cash (used in) provided by financing activities                  (109,431)              76,982
                                                                   ----------------     ----------------

Net (decrease) increase in cash                                            (1,074)                 381
Cash at beginning of period                                                 7,099                   27
                                                                   ----------------     ----------------
Cash at end of period                                                     $ 6,025             $    408
                                                                   ================     ================

 Supplemental cash flow information:
    Cash paid for interest                                               $ 11,792             $ 14,282
                                                                   ================     ================
    Cash paid for income taxes                                                  -                    -
                                                                   ================     ================

The accompanying notes are an integral part of these statements.

            COUNTRYWIDE MORTGAGE INVESTMENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1994
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Countrywide Mortgage Investments, Inc. and its qualified REIT subsidiaries ("CMI"). The mortgage loan conduit operations are primarily conducted through Countrywide Mortgage Conduit, Inc. ("CMC"), a taxable corporation. Previously, CMC was consolidated with CMI for financial reporting purposes; the 1994 financial statements have been restated to account for CMC on a method similar to the equity method. CMC is not consolidated for income tax purposes. As used herein, the "Company" includes CMI and CMC.

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


NOTE B - INVESTMENT IN CMC

Summarized financial information for CMC for the quarter ended March 31, 1994:
(Dollar amounts in thousands)



Interest income                          $ 7,088
Interest expense                           4,481
                                         -------
  Net interest income                      2,607
Master servicing, net                     (1,651)
Gain on sale of loans and  securities      4,727
Expenses                                  (2,568)
Provision for income taxes                (1,308)
                                         -------
Net earnings                             $ 1,807
                                         =======


NOTE C - SUBSEQUENT EVENT

On April 19, 1994, the Board of Directors declared a cash dividend of $0.16 per share to be paid on May 24, 1994 to shareholders of record on May 2, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the first quarter of 1993, the Company commenced operations of a mortgage loan conduit, which purchases mortgage loans from mortgage bankers and financial institutions which generally retain the servicing rights. As a mortgage loan conduit, the Company is an intermediary between the originators of mortgage loans which have outstanding principal balances in excess of or differ from the guidelines of the government and government sponsored enterprises that guarantee mortgage-backed securities ("jumbo and nonconforming mortgage loans") and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. All loans purchased by CMI, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to CMC at the same price at which the loans were acquired by CMI. CMC does not purchase any loans from entities other than CMI. Sellers generally retain the rights to service the mortgage loans purchased by the Company. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization and the net interest earned on its long-term investment portfolio and master servicing fee income.
In addition, the Company earns fee income and net interest income through its warehouse lending programs which provide warehouse and other types of credit to third-party mortgage loan originators. Through the warehouse lending programs, financing is provided to small and medium-size mortgage bankers for the origination and sale of mortgage loans, the retention or acquisition of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.


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

FINANCIAL CONDITION


CONDUIT AND WAREHOUSE LENDING OPERATIONS: During the quarter ended March 31, 1994, CMI purchased $1.8 billion of mortgage loans, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements. During the quarter ended March 31, 1994, the Company sold, through CMC, $1.7 billion of mortgage loans through the issuance of REMIC securities and the bulk sale of whole loans. At March 31, 1994, CMI was committed to purchase $424.6 million of mortgage loans from various seller/servicers and sell approximately $460.0 million of mortgage loans to CMC.

CMI's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the closing of the loan until it is sold to a permanent investor. At March 31, 1994, CMI had extended committed lines of credit under this program in the aggregate amount of $256.5 million, of which $67.2 million was outstanding. Reverse-repurchase agreements associated with the financing of warehouse lines of credit and mortgage loans held for sale totaled $740.7 million at March 31, 1994.


The Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, which is required to be adopted by the Company in 1995. As it affects the Company, the Statement is applicable only to its revolving warehouse lines of credit and is not expected to have any material impact on the Company's financial results.


CMO PORTFOLIO: As of March 31, 1994, the CMO Portfolio was comprised of 15 series of CMOs issued from CMI's inception through 1990 ("Pre-1993 CMO Portfolio"). In 1993, two new series of CMOs were issued in connection with the Company's new mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.


Collateral for CMOs decreased from $402.5 million at December 31, 1993 to $324.0 million at March 31, 1994. This decrease of $78.5 million included repayments (including prepayments and premium and discount amortization) of $71.1 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $6.4 million and $987,000 respectively. CMI's CMOs outstanding decreased to $289.9 million at March 31, 1994 from $365.9 million at December 31, 1993. This decrease of $76.0 million resulted from principal payments (including discount amortization) on CMOs of $75.2 million and a decrease in accrued interest payable on CMOs of $800,000.


RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1994 COMPARED TO QUARTER ENDED MARCH 31, 1993


NET EARNINGS: CMI's net earnings were $5.1 million or $0.16 per share, based on 32,107,771 weighted average shares outstanding for the quarter ended March 31, 1994 compared to $118,000 or $0.01 per share, based on 13,980,792 weighted average shares outstanding for the quarter ended March 31, 1993. The increase in net earnings of $4.9 million was primarily due to an increase associated with the Company's new mortgage conduit and warehouse lending operations which contributed $5.4 million directly through CMI and an additional $1.8 million through CMI's equity in earnings of CMC offset by an increase in the loss on CMOs of $1.4 million and a decrease of $674,000 in ARM securities interest income.

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

INTEREST INCOME: Total interest income was $19.7 million for the quarter ended March 31, 1994 and $13.6 million for the quarter ended March 31, 1993. This increase in interest income of $6.1 million is due to an increase in interest on mortgage loans held for sale and interest on revolving warehouse lines of credit of $9.8 million and $1.6 million, respectively, offset by a decrease in interest income on collateral for CMOs and adjustable-rate mortgage-backed securities of $5.2 million and $700,000 respectively.

Interest income earned on mortgage loans held for sale and revolving warehouse lines of credit was $11.2 million and $1.6 million, respectively, for the first quarter of 1994. The average principal balance of mortgage loans held for sale and revolving warehouse lines of credit outstanding approximated $694.8 million and $88.3 million, respectively, for the first quarter of 1994 and earned interest at an effective yield of approximately 6.47% and 7.44%, respectively. The conduit and warehouse lending operations commenced in February and July of 1993, respectively; therefore, there was an insignificant amount of income in the first quarter of 1993 related to these operations.

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


INTEREST EXPENSE: For the three months ended March 31, 1994 and 1993, total interest expense was $15.7 million and $13.9 million, respectively. This increase in interest expense of $1.8 million was due to an increase in interest expense on reverse-repurchase agreements of $6.6 million offset by a decrease in interest expense on CMOs of $4.8 million.


Interest expense on reverse-repurchase agreements financing mortgage loans held for sale and revolving warehouse lines of credit was $7.1 million which resulted in a 4.14% effective yield based upon average outstanding for the three months ended March 31, 1994.

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



EQUITY IN EARNINGS OF CMC: The 1994 first quarter earnings of CMC, which was formed in April 1993 and in which CMI has a 99% economic interest, resulted principally from net interest income of $2.6 million, net master servicing expense of $1.7 million, gain on sale of loans and securities of $4.7 million, expenses of $2.6 million, and provision for income taxes of $1.3 million. CMC was not formed until April 1993, as a result there were no earnings for CMC in the first quarter of 1993.

MANAGEMENT FEES: For the three months ended March 31, 1994, management fees were $101,000 compared to $108,000 for the three months ended March 31, 1993. Under the agreement with the Company's manager, management fees for 1993 were waived. Accordingly, such fees were reflected as an expense and a corresponding capital contribution for the quarter ended March 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has used proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with new mortgage conduit operations, the Company issues CMOs or, through CMC, has begun to issue REMIC securities to help meet such needs. CMI may also borrow collateral or funds from Countrywide Funding Corporation ("CFC") to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings are made pursuant to a $10.0 million one-year, unsecured line of credit which expires on September 30, 1994 subject to extension by CFC and CMI. As of March 31, 1994, CMI had no outstanding borrowings under this agreement.


CMI has established a committed reverse-repurchase facility with an aggregate amount of up to $100.0 million for its mortgage conduit operations, which is in the process of being renewed, and an additional facility in the aggregate amount of up to $100.0 million for its warehouse lending program that expires in September 1994. CMI also has obtained credit approval from the same lender to enter into additional reverse repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. The maximum balance outstanding for both CMI and CMC (CMC may borrow under CMI's agreement) during the first quarter of 1994 was $1.4 billion and as of March 31, 1994 the Company had entered into reverse-repurchase agreements with an aggregate of $867.8 million outstanding. In February 1994, CMI signed a commitment letter for a master repurchase agreement to provide a committed short-term credit line in the amount of $500.0 million and an additional $300.0 million on an uncommitted basis. The agreement expires in January 1996. In May 1994, CMI signed another commitment letter for a master repurchase agreement to provide a committed short-term credit line in the amount of $300.0 million. The agreement expires in May 1996. CMI and CMC, to the extent permitted by their by-laws, may issue other debt securities or incur other types of indebtedness from time to time. Repayment of any borrowings under either of these facilities is guaranteed by CMI.



The REIT provisions of the Internal Revenue Code restrict CMI's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio by requiring CMI to distribute to its shareholders substantially all of its income from operations.

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

        Exhibits

           None

        Reports on Form 8-K.

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