Form 10-Q/A
period 1994-06-30
CWM MORTGAGE HOLDINGS INC
filed 1995-02-01
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 2


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
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                                  JUNE 30, 1994                     DECEMBER 31,  1993
                                                          -----------------------------       -----------------------------
                                                                                     (RESTATED)
ASSETS

Mortgage assets
 Mortgage loans held for sale                                           $     514,712                      $      794,132
 Mortgage loans held for investment                                           167,143                                   -
 Collateral for CMOs (market value $272,958 in 1994
  and $413,000 in 1993)                                                       276,538                             402,503
Revolving warehouse lines of credit                                            49,502                              92,058
Cash                                                                            8,596                               7,099
Master servicing fees receivable                                               74,862                                  -
Investment in and advances to INMC                                            109,270                              90,394
Other assets                                                                    8,153                              10,552
                                                          -----------------------------       -----------------------------
           Total assets                                               $     1,208,776                     $     1,396,738
                                                          =============================       =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                           $     706,716                       $     770,334
Collateralized mortgage obligations                                           244,223                             365,886
Accounts payable and accrued liabilities                                        4,809                               9,910
                                                          -----------------------------       -----------------------------
           Total liabilities                                                  955,748                           1,146,130

Commitments and contingencies                                                       -                                   -

Shareholders' equity

 Common stock - authorized, 60,000,000 shares of
  $.01 par value; issued and outstanding, 32,145,031
  shares in 1994 and 32,020,484 in 1993                                           321                                 320
 Additional paid-in capital                                                   257,241                             256,587
 Cumulative earnings                                                           83,070                              72,306
 Cumulative distributions to shareholders                                     (87,604)                            (78,605)
                                                          -----------------------------       -----------------------------
           Total shareholders' equity                                         253,028                             250,608
                                                          -----------------------------       -----------------------------
 Total liabilities and shareholders' equity                            $    1,208,776                      $    1,396,738
                                                          =============================       =============================

The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                        Quarter Ended June 30,                       Six Months Ended June 30,
                                               --------------------------------------           ----------------------------------
                                                   1994                     1993                     1994                1993
                                               -------------            -------------           --------------       -------------
                                                             (RESTATED)                                      (RESTATED)
REVENUES

 Interest income
  Mortgage loans held for sale                      $8,285                   $4,255                  $19,495              $5,710
  Mortgage loans held for investment                 2,709                       -                     2,709                   -
  Collateral for CMOs                                5,497                   12,359                   11,746              23,840
  Revolving warehouse lines of credit                  838                      157                    2,479                 157
  Advances to INMC                                     912                        -                    1,529                   -
  Other                                                 23                        -                       48                 674
                                               -------------            -------------            -------------       -------------
           Total interest income                    18,264                   16,771                   38,006              30,381

 Interest expense
  Reverse-repurchase agreements                      6,573                    1,926                   13,685               2,430
  Collateralized mortgage obligations                7,047                   15,377                   15,690              28,798
                                               -------------            -------------            -------------       -------------
           Total interest expense                   13,620                   17,303                   29,375              31,228

            Net interest income (expense)            4,644                     (532)                   8,631                (847)
                                               -------------            -------------            -------------       -------------
 Master servicing income                             3,827                        -                    3,827                   -
 Master servicing amortization                      (1,443)                       -                   (1,443)                  -
                                               -------------            -------------            -------------       -------------

            Net master servicing inc                 2,384                        -                    2,384                   -

 Gain on sale of mortgage loans and securities           -                        -                        -                 917
 Equity in earnings of INMC                           (592)                   1,044                    1,196               1,044
 Other, net                                            (68)                       -                     (118)                  -
                                               -------------            -------------            -------------       -------------
            Net revenues                             6,368                      512                   12,093               1,114

EXPENSES

 General and administrative                            579                      363                    1,151                 739
 Management fees to affiliate                           78                       95                      178                 203
                                               -------------            -------------            -------------       -------------
           Total expenses                              657                      458                    1,329                 942
                                               -------------            -------------            -------------       -------------
NET EARNINGS                                    $    5,711                  $    54              $    10,764            $    172
                                               =============            =============            =============       =============


EARNINGS PER SHARE                                   $0.18                    $0.00                    $0.34               $0.01
                                               =============            =============            =============       =============

Weighted average shares outstanding             32,141,443               13,981,537               32,123,456          13,981,293
                                               =============            =============            =============       =============

The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------------------------
                                                                            1994                         1993
                                                                   ----------------------       ----------------------
                                                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                  $    10,764                   $   172
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Amortization                                                                      4,254                     4,712
   Gain on sale of mortgage securities                                                   -                      (917)
   Equity in earnings of INMC                                                       (1,196)                   (1,044)
   Change in other assets and liabilities                                           (3,115)                   (6,024)
                                                                    ------------------------     ---------------------
Net cash provided by (used in) operating activities                                 10,707                    (3,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collateral for CMOs:
  Purchases of mortgage loans subsequently securitized                                   -                  (244,108)
  Principal payments on collateral                                                 117,005                   178,863
  Net change in GICs held by trustees                                                6,162                    24,429
  Proceeds from sale of collateral for CMOs, net                                         -                     2,641
                                                                    ------------------------     ---------------------
                                                                                   123,167                   (38,175)

 Purchases of mortgage loans held for sale and investment                       (2,964,075)                 (635,453)
 Proceeds from sale of mortgage loans                                            3,066,440                   270,352
 Principal payments on mortgage loans                                                9,911                     2,329
 Net decrease (increase) in revolving warehouse lines of credit                     42,556                   (16,698)
 Investment in master servicing fees receivable                                    (74,862)
 Investment in INMC                                                                 (4,541)                   (2,475)
 Net advances to INMC                                                              (13,069)                   (1,151)
                                                                    ------------------------     ---------------------
  Net cash provided by (used in) investing activities                              185,527                  (421,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                                   -                   239,936
  Principal payments on securities                                                (122,775)                 (194,737)
                                                                    ------------------------     ---------------------
                                                                                  (122,775)                   45,199

 Net (decrease) increase in reverse-repurchase agreements                          (63,618)                  391,322
 Net proceeds from issuance of common stock                                            655
 Cash dividends paid                                                                (8,999)                   (3,383)
                                                                    ------------------------     ---------------------
Net cash (used in) provided by financing activities                               (194,737)                  433,138
                                                                    ------------------------     ---------------------

Net increase in cash                                                                 1,497                     8,766
Cash at beginning of period                                                          7,099                        27
                                                                    ------------------------     ---------------------

Cash at end of period                                                              $ 8,596                   $ 8,793
                                                                    ========================     =====================

  Supplemental cash flow information:
   Cash paid for interest                                                         $ 23,965                  $ 29,484
   Cash paid for income taxes                                       ========================     =====================
                                                                                         -                         -
                                                                    ========================     =====================


The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION


On May 17, 1994, the shareholders approved a change in name from Countrywide Mortgage Investments, Inc. to CWM Mortgage Holdings, Inc. In addition, the name of CWM Mortgage Holdings, Inc.'s investee, Countrywide Mortgage Conduit, Inc. has been changed to Independent National Mortgage Corporation ("INMC").


The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its qualified REIT subsidiaries ("CWM"). The mortgage loan conduit operations are primarily conducted through INMC, a taxable corporation. Previously, INMC was consolidated with CWM for financial reporting purposes; the financial statements have been restated to account for INMC on a method similar to the equity method. INMC is not consolidated for income tax purposes. As used herein, the "Company" includes CWM and INMC.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the financial statements for the period ended June 30, 1993 to conform to the June 30, 1994 financial statement presentation.


In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information with respect to financial reporting, refer to the consolidated financial statements and footnotes thereto included in CWM's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B - MORTGAGE LOANS HELD FOR INVESTMENT


In April of 1994, CWM began a program to acquire mortgage loans to be held as long-term investments. In conjunction with this program, certain mortgage loans held for sale were transferred to mortgage investments to be held as long-term investments. The loans were transferred to mortgage loans held for investment at a value that approximated the market value at the time of the transfer. CWM has the intent and ability to hold these loans until maturity. These mortgage investments are loans secured by mortgages on single-family residential real
estate.   The premiums and discounts and the market valuation related to these loans are amortized over the estimated life of the loan using the level-yield method. Loans greater than ninety days past due are evaluated for collectibility and, if appropriate, previously accrued interest is reversed. As of June 30, 1994, no loans were on nonaccrual status and CWM had no allowance for loan losses.

NOTE C - INVESTMENT IN INMC


Summarized financial information for INMC is as follows:
 (Dollar amounts in thousands)

                                      Quarter ended June 30,                Six months ended June 30,
                                    -----------------------------       -----------------------------------
                                       1994            1993                 1994                  1993
                                    -----------   -----------            -----------       -----------
Interest income                       $ 5,025      $       -               $11,960                   -
Interest expense                        4,636              -                 9,115                   -
                                      -------        ------                -------              ------
  Net interest income                     389             -                  2,845                   -
Master servicing, net                     (61)            -                 (1,557)                  -
Gain (loss) on sale of loans and
    securities                         (3,862)        1,112                    863               1,112
Gain on sale of servicing               5,834             -                  5,834                   -
Expenses                               (2,898)          (57)                (6,776)                (57)
                                      -------        ------                -------              ------
Net earnings                          $  (598)       $1,055                $ 1,209              $1,055
                                       -------       ======                =======              ======


Related party transaction. During June 1994, INMC sold approximately $1.8 billion of its purchased servicing portfolio to Countrywide Funding Corporation ("CFC"). INMC recorded a gain on the sale of these servicing rights of $5.8 million. Total proceeds from the sale amounted to $24.6 million. Of the $1.8 billion purchased servicing portfolio sold to CFC, $580.4 million was already being subserviced by CFC.

NOTE D - RELATED PARTY TRANSACTIONS


CWM has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation, a subsidiary of Countrywide Credit Industries (the "Manager"), to advise the Company on various facets of its business and manage its operations, subject to supervision by CWM's Board of Directors. The Manager has entered into a subcontract with its affiliate, CFC, to perform such services for the Company as the Manager deems necessary.

NOTE E - SUBSEQUENT EVENT

On July 20, 1994, the Board of Directors declared a cash dividend of $0.18 per share to be paid on August 23, 1994 to shareholders of record on August 2, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


During the first quarter of 1993, the Company commenced operations of a mortgage loan conduit, which purchases mortgage loans from mortgage bankers and financial institutions which generally retain the servicing rights. As a mortgage loan conduit, the Company is an intermediary between the originators of mortgage loans which have outstanding principal balances in excess of or differ from the guidelines of the government and government sponsored enterprises that guarantee mortgage-backed securities ("jumbo or nonconforming mortgage loans") and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. All loans purchased by CWM, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to INMC at the same price at which the loans were acquired by CWM. INMC does not purchase any loans from entities other than CWM. Sellers generally retain the rights to service the mortgage loans purchased by the Company. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization and the net interest earned on its long-term investment portfolio and master servicing fee income.
In addition, the Company earns fee income and net interest income through its warehouse lending programs which provide warehouse and other types of credit to third-party mortgage loan originators. Through the warehouse lending programs, financing is provided to small and medium-size mortgage bankers for the origination and sale of mortgage loans, the retention or acquisition of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

Prior to 1993, the Company's principal source of earnings has been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans as discussed below.


During all of 1993 and the first quarter of 1994, low mortgage interest rates resulted in continued high prepayment rates which adversely impacted the net interest earned on the CMO Portfolio. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. However, the remaining loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced substantial prepayments during all of 1993 and the beginning of 1994, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. Due to a decrease in the size of the CMO portfolio and the decrease in prepayment activity during the quarter ended June 30, 1994, there was a decrease in the net interest expense realized on the portfolio during the second quarter of 1994 compared to the second quarter of 1993. Although the recent increase in interest rates has decreased prepayment activity and the negative impact on CWM's earnings from its CMO Portfolio, higher interest rates have had an adverse affect on the Company's new mortgage conduit and warehouse lending operations. Higher interest rates have resulted in increased competition in the market for mortgage-backed securities, increased hedging costs and lower margins. Higher interest rates have also resulted in a decrease in the volume of mortgage loans purchased and warehouse lines outstanding. In addition, the increase in interest rates has affected the types of loans currently being purchased, as the market shifted from primarily fixed rate mortgages to adjustable rate mortgages, which has resulted in the reduction of net interest income earned during the loan accumulation phase.

FINANCIAL CONDITION


CONDUIT AND WAREHOUSE LENDING OPERATIONS: During the six months ended June 30, 1994, CWM purchased $2.9 billion of mortgage loans through its mortgage loan conduit operations, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements. During the six months ended June 30, 1994, the Company sold, through INMC, $3.0 billion of mortgage loans through the issuance of REMIC securities and bulk whole loan sales. At June 30, 1994, CWM was committed to purchase $526.9 million of mortgage loans from various seller/servicers and committed to sell approximately $514.7 million of mortgage loans to INMC. In addition, CWM held $167.1 million in mortgage loans as long-term investments at June 30, 1994.


CWM's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the
closing of the loan until it is sold to a permanent investor.   In addition,
financing is also provided for the retention or acquisition of servicing rights as well as the carrying of mortgage loans pending foreclosure and/or repurchase from an investor. At June 30, 1994, CWM had extended committed lines of credit under its warehouse lending programs in the aggregate amount of $264.5 million, of which $49.5 million was outstanding. Reverse-repurchase agreements associated with the financing of warehouse lines of credit totaled $40.9 million at June 30, 1994.


The Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, which is required to be adopted by the Company in 1995. As it affects the Company, the Statement is applicable only to its revolving warehouse lines of credit and is not expected to have any material impact on the Company's financial results.


CMO PORTFOLIO: As of June 30, 1994, the CMO Portfolio was comprised of 15 series of CMOs issued from CWM's inception through 1990 ("Pre-1993 CMO Portfolio"). In 1993, two new series of CMOs were issued in connection with CWM's new mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.


Collateral for CMOs decreased from $402.5 million at December 31, 1993 to $276.5 million at June 30, 1994. This decrease of $126.0 million included repayments (including prepayments and premium and discount amortization) of $118.4 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $6.2 million and $1.4 million, respectively. CWM's CMOs outstanding decreased to $244.2 million at June 30, 1994 from $365.9 million at December 31, 1993. This decrease of $121.7 million resulted from principal payments (including discount amortization) on CMOs of $120.4 million and a decrease in accrued interest payable on CMOs of $1.3 million.


RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1994 COMPARED TO QUARTER ENDED JUNE 30, 1993


NET EARNINGS: CWM's net earnings were $5.7 million or $0.18 per share, based on 32,141,443 weighted average shares outstanding for the quarter ended June 30, 1994, as compared to $54,000 or $0.00 per share, based on 13,981,537 weighted average shares outstanding for the quarter ended June 30, 1993. The increase in net earnings of $5.7 million was primarily due to an increase in earnings of $4.2 million associated with the Company's new mortgage conduit and warehouse lending operations combined with a decrease in the loss of $1.5 million associated with the CMO Portfolio.


INTEREST INCOME:   Total interest income was $18.3 million for the quarter ended
June 30, 1994 and $16.8 million for the quarter ended June 30, 1993. This increase in interest income of $1.5 million is primarily due to an increase in interest on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit of $4.0 million, $2.7 million and $681,000, respectively. These increases in interest income were partially offset by a decrease in interest income on collateral for CMOs of $6.9 million.

Interest income earned on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit was $8.3 million, $2.7 million and $838,000, respectively, for the second quarter of 1994. The average principal balance of mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit outstanding approximated $437.2 million, $157.6 million and $37.1 million, respectively, for the second quarter of 1994 and earned interest at an effective yield of approximately 7.58%, 6.88% and 9.04%, respectively. For the second quarter of 1993, $4.3 million of interest income was earned on mortgage loans held for sale with an average principal balance of $230.5 million and at an effective yield of 7.38%. CWM did not own any mortgage loans held for investment during 1993, and therefore no interest was earned during that period. The warehouse lending operations commenced in May of 1993; therefore, there was an insignificant amount of income in the second quarter of 1993 related to this operation.

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


INTEREST EXPENSE: Total interest expense was $13.6 million and $17.3 million for the three months ended June 30, 1994 and June 30, 1993, respectively. The $3.7 million decrease resulted from a $4.6 million increase in interest expense on reverse repurchase agreements used to finance the conduit and warehouse lending operations and an $8.3 million decrease in interest expense on CMO's as a result of the declining CMO portfolio .

Interest expense on reverse-repurchase agreements was $6.6 million for the three months ended June 30, 1994 on average balances of $554.0 million, representing an effective yield of 4.75%. For the three months ended June 30, 1993, interest expense on such reverse-repurchase agreements was $1.9 million on average balances of $195.6 million, representing 3.94% of the average balance.

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



MASTER SERVICING, NET: Beginning in the second quarter of 1994, INMC began to repay its debt to CWM by the transfer of its master servicing fees receivable asset from INMC to CWM at its then carrying value which approximated market
value.   Accordingly, as of June 30, 1994, CWM had master servicing fees receivable totaling $74.9 million.


Gross master servicing income for CWM was $3.8 million for the three months ended June 30, 1994. This gross income was offset by amortization of master servicing fees receivable of $1.4 million for the three months ended June 30, 1994.

EQUITY IN EARNINGS OF INMC: The earnings of INMC, which was formed in April 1993 and in which the Company has a 99% economic interest, resulted principally from net interest income of $389,000 and net master servicing expense of $61,000 for the second quarter of 1994; gains from the sale of loans and securities totaled $3.9 million and expenses totaled $2.9 million for the third quarter of 1994.
In the second quarter of 1993, equity in earnings of INMC totaled $1.0 million which resulted principally from gains from the sale of loans and securities of $1.1 million and expenses of $57,000.


MANAGEMENT FEES:   For the three months ended June 30, 1994, management fees
were $78,000 compared to $95,000 for the three months ended June 30, 1993. Under the agreement with the Company's Manager, management fees for 1993 were waived. Accordingly, such fees were reflected as an expense and a corresponding capital contribution for the quarter ended June 30, 1993.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS ENDED JUNE 30, 1993

NET EARNINGS: CWM's net earnings were $10.8 million or $0.34 per share, based on 32,123,456 weighted average shares outstanding for the six months ended June 30, 1994 compared to $172,000 or $0.01 per share, based on 13,981,293 weighted average shares outstanding for the six months ended June 30, 1993. The increase in net earnings of $10.6 million was almost entirely associated with an increase in the earnings of the Company's mortgage conduit and warehouse lending operations. Net loss from the CMO portfolio remained relatively stable for the six months ended June 30, 1994 compared to 1993.


INTEREST INCOME:   Total interest income was $38.0 million and $30.4 million for the six months ended June 30, 1994 and June 30, 1993, respectively. This increase in interest income of $7.6 million is primarily due to an increase in interest on mortgage loans held for sale and revolving warehouse lines of credit of $13.8 million and $2.3 million, respectively, offset by a decrease in interest income on collateral for CMOs of $12.1 million. Additionally, since CWM began investing in mortgage loans in April 1994, $2.7 million in interest income on these portfolio loans has been earned for the three months ended June 30, 1994.


Interest income earned on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit was $19.5 million, $2.7 million and $2.5 million, respectively, for the six months ended June 30, 1994. The average principal balance of mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit outstanding approximated $541.6 million, $78.8 million and $58.0 million, respectively, for the first six months of 1994 and earned interest at an effective yield of approximately 7.20%, 6.88% and 8.62%, respectively. Interest income earned on mortgage loans held for sale was $5.7 million on an average principal balance outstanding of $154.6 million representing an effective yield of 7.37% for the six months ended June 30, 1993. The warehouse lending operations commenced in May of 1993; therefore, there was an insignificant amount of income during the six months ended June 30, 1993 related to this operation.

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


INTEREST EXPENSE: For the six months ended June 30, 1994 and June 30, 1993, total interest expense was $29.4 million and $31.2 million, respectively. This decrease in interest expense of $1.8 million was due to an increase in interest expense on reverse-repurchase agreements of $11.3 million offset by a decrease in interest expense on CMOs of $13.1 million.

Interest expense on reverse-repurchase agreements was $13.7 million on average balances of $620.7 million representing a 4.41% effective yield for the six months ended June 30, 1994. For the six months ended June 30, 1993, interest expense on such reverse-repurchase agreements was $2.4 million on average balances of $127.2 million, representing an effective yield of 3.82%.

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



Master Servicing, Net: Gross master servicing income for CWM was $3.8 million for the six months ended June 30, 1994. This gross income was offset by amortization of master servicing fees receivable of $1.4 million for the six months ended June 30, 1994.


EQUITY IN EARNINGS OF INMC: The earnings of INMC, which was formed in April 1993 and in which the Company has a 99% economic interest, resulted principally from net interest income of $2.8 million and net master servicing expense of $1.6 million; gains from the sale of loans and securities and gains from the sale of servicing totaled $863,000 and $5.8 million, respectively and expenses totaled $6.8 million for the six months ended June 30, 1994. For the six months ended June 30, 1993, equity in earnings for INMC totaled $1.0 million. INMC's earnings resulted principally from gains from the sale of loans and securities of $1.1 million and expenses of $57,000 for the six months ended June 30, 1993.



MANAGEMENT FEES:   For the six months ended June 30, 1994 and 1993, management fees were $178,000 and $203,000, respectively. Under the agreement with the Company's Manager, management fees for 1993 were waived. Accordingly, such fees were reflected as an expense and a corresponding capital contribution for the six months ended June 30, 1993.

LIQUIDITY AND CAPITAL RESOURCES


Historically, CWM has used proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with mortgage conduit operations, the Company issues CMOs or, through INMC, issues REMIC securities to help meet such needs. CWM may also borrow collateral or funds from CFC to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings are made pursuant to a $10.0 million one-year, unsecured line of credit which expires on September 30, 1994 subject to extension by CFC and CWM. As of June 30, 1994, CWM had no outstanding borrowings under this agreement.


CWM has established a committed reverse-repurchase facility with an aggregate amount of up to $500.0 million (with a decreasing annual credit limit) for its mortgage conduit operations and warehouse lending program that expires in April 1996. The Company also has obtained credit approval from the same lender to enter into additional reverse repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. The maximum balance outstanding under reverse-repurchase agreements during the second quarter of 1994 was $1.2 billion for both CWM and INMC. (INMC may borrow under CWM's agreement). In August 1994, the Company signed another master repurchase agreement with a different lender to provide a committed short-term credit line in the amount of $300.0 million for its mortgage conduit and warehouse lending operations. This agreement expires in August 1996. Repayment of any borrowings by INMC under either of these facilities is guaranteed by CWM.

In May 1994, the Company signed a commitment letter with a third lender for a two year master repurchase agreement to provide a committed short-term credit line in the amount of $300 million. In July 1994, the Company signed another commitment letter for a master repurchase agreement in the amount of $75 million to provide financing for certain mortgage-related securities which have been
retained or purchased.  This agreement expires in July 1996.    CWM and INMC, to
the extent permitted by its by-laws, may issue other debt securities or incur other types of indebtedness from time to time.


The REIT provisions of the Internal Revenue Code restrict CWM's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio by requiring CWM to distribute to its shareholders substantially all of its income from operations.


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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


At the annual meeting of CWM's stockholders held on May 17, 1994, the stockholders voted on several proposals in addition to the election of CWM's directors. The stockholders voted to amend CWM's Certificate of Incorporation to change CWM's name from "Countrywide Mortgage Investments, Inc." to "CWM Mortgage Holdings, Inc." The votes cast on this proposal were as follows:
29,721,420 in favor; 547,114 opposed; 235,719 abstaining; and 0 broker non-vote. The stockholders voted to amend CWM's Certificate of Incorporation for the purpose of preventing ownership of CWM's stock by governmental and other tax exempt entities. The votes cast on this proposal were as follows: 21,137,645 in favor; 465,578 opposed; 169,516 abstaining; and 0 broker non-vote. The stockholders voted to approve CWM's 1994 Stock Incentive Plan. The votes cast on this proposal were as follows: 27,768,054 in favor, 2,415,083 opposed; 321,116 abstaining; and 0 broker non-vote.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits


10.1 1994 Amended and Extended Management Agreement dated as of May 15, 1994, between CWM and Countrywide Asset Management Corporation.

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