Form 10-Q/A
period 1994-09-30
CWM MORTGAGE HOLDINGS INC
filed 1995-02-01
CIK 773468

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes   X    No  _____
                                        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock outstanding as of September 30, 1994:  32,256,156 shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOlIDATED BAlANCE SHEETS
(DOLlAR AMOUNTS IN ThOUSANDS)
(UNAUDITED)

                                                               September 30, 1994              December 31,  1993
                                                              --------------------            --------------------
ASSETS                                                             (Restated)                      (Restated)

Mortgage assets
  Mortgage loans held for sale                                      $    420,856                    $    794,132
  Mortgage loans held for investment                                     307,566                              -
  Collateral for CMOs (market value $243,600 in 1994 and
    $413,000 in 1993)                                                    245,871                         402,503
  Master servicing fees receivable                                        98,828                              -
Revolving warehouse lines of credit                                       60,500                          92,058
Cash                                                                       8,913                           7,099
Investment in and advances to INMC                                       115,979                          90,394
Other assets                                                              13,385                          10,552
                                                              --------------------            --------------------
         Total assets                                             $    1,271,898                  $    1,396,738
                                                              ====================            ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                      $     793,369                   $     770,334
Collateralized mortgage obligations                                      214,112                         365,886
Accounts payable and accrued liabilities                                   8,150                           9,910
                                                              --------------------            --------------------
         Total liabilities                                             1,015,631                       1,146,130

Commitments and contingencies                                                 -                               -

Shareholders' equity

 Common Stock- authorized, 60,000,000 shares of
  $.01 par value; issued and outstanding, 32,256,156
  shares in 1994 and 32,020,484 in 1993                                      323                             320
 Additional paid-in capital                                              257,815                         256,587
 Net unrealized gain on available-for-sale securities
   held by INMC                                                              166                              -
 Cumulative earnings                                                      91,367                          72,306
 Cumulative distributions to shareholders                                (93,404)                        (78,605)
                                                              --------------------            --------------------
         Total shareholders' equity                                      256,267                         250,608
                                                              --------------------            --------------------
Total liabilities and shareholders' equity                        $    1,271,898                  $    1,396,738
                                                              ====================            ====================

The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN TH0USANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                      QUARTER ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30
                                                   --------------------------------       -------------------------------
                                                        1994              1993                 1994              1993
                                                   --------------    --------------       -------------     -------------
                                                               (RESTATED)                            (RESTATED)

REVENUES

 Interest income
    Mortgage loans held for sale                         $7,010            $7,283               $26,290            $12,992
    Mortgage loans held for investment                    3,412                 -                 6,121                  -
    Collateral for CMOs                                   5,152             9,860                16,899             33,701
    Master servicing, net                                 2,194                 -                 4,578                  -
    Revolving warehouse lines of credit                     913               276                 3,055                434
    Advances to INMC                                      1,435               619                 2,964                619
    Other                                                   231                 -                   827                674
                                                   --------------   ---------------         -------------     -------------
       Total interest income                             20,347            18,038                60,734             48,420

 Interest expense
    Reverse-repurchase agreements                         8,394             3,711                22,077              6,141
    Collateralized mortgage obligations                   5,917            14,610                21,607             43,409
                                                   --------------   ---------------         -------------     -------------
       Total interest expense                            14,311            18,321                43,684             49,550

         Net interest income                              6,036              (283)               17,050             (1,130)

 Equity in earnings of INMC                               3,229             1,328                 4,426              2,372
 Gain on sale of mortgage loans and securities                -                 -                                    917
 Other, net                                                 (54)                -                  (172)                 -
                                                   --------------   ---------------         -------------     -------------
         Net revenues                                     9,211             1,045                21,304              2,159

EXPENSES

 General and administrative                                 612               373                 1,762              1,111
 Management fees to affiliate                               302               108                   481                312
                                                   --------------   ---------------         -------------     -------------
         Total expenses                                     914               481                 2,243              1,423
                                                   --------------   ---------------         -------------     -------------

NET EARNINGS                                         $    8,297          $    564            $   19,061           $    736
                                                   ==============   ===============         =============     =============


EARNINGS PER SHARE                                   $     0.26          $   0.03                 $0.59              $0.04
                                                   ==============   ===============          =============     =============
Weighted average shares outstanding                  32,216,505        21,055,213            32,156,094         16,369,689
                                                   ==============   ===============          =============     =============

The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------------
                                                                              1994                  1993
                                                                        ------------------    -----------------
                                                                            (RESTATED)            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                $   19,061              $   736
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
       Amortization                                                                6,290                9,450
       Gain on sale of securities                                                      -                 (917)
       Equity in earnings of INMC                                                 (4,426)              (2,372)
       Change in other assets and liabilities                                     (5,485)               2,293
                                                                        ------------------    -----------------
       Net cash provided by operating activities                                  15,440                9,190

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collateral for CMOs:
   Purchases of mortgage loans subsequently securitized                                -             (248,269)
   Principal payments on collateral                                              136,841              288,277
   Net change in GICs held by trustees                                            16,532               15,855
   Proceeds from sale of collateral for CMOs, net                                      -               33,452
                                                                        ------------------    -----------------
                                                                                 153,373               89,315

  Purchases of mortgage loans held for sale and investment                    (4,410,075)          (1,637,838)
  Investment in master servicing fees receivable                                 (99,603)                   -
  Proceeds from sale of mortgage loans                                         4,461,501            1,182,502
  Principal payments on mortgage loans and securities                             14,286                8,568
  Net decrease (increase) in revolving warehouse lines of                         31,558              (41,481)
  Investment in INMC                                                              (4,541)              (2,475)
  Net advances from INMC                                                         (16,618)              (5,879)
                                                                        ------------------    ------------------
       Net cash provided by (used in) investing                                  129,881             (407,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collateralized mortgage obligations:
   Proceeds from issuance of securities                                                -              239,659
   Principal payments on securities                                             (152,974)            (297,919)
   Redemption of securities                                                            -              (32,689)
                                                                        ------------------    ------------------
                                                                                (152,974)             (90,949)

  Net increase in reverse-repurchase agreements                                   23,035              425,082
  Net proceeds from issuance of common stock                                       1,231               74,802
  Cash dividends paid                                                            (14,799)              (6,270)
                                                                        ------------------    ------------------
       Net cash (used in) provided by financing                                 (143,507)             402,665
                                                                        ------------------    ------------------

Net increase in cash                                                               1,814                4,567
Cash at beginning of period                                                        7,099                   27
                                                                        ------------------    ------------------
Cash at end of period                                                            $ 8,913              $ 4,594
                                                                        ==================    ==================

  Supplemental cash flow information:
       Cash paid for interest                                                   $ 25,645             $ 42,937
                                                                        ==================    ==================
       Cash paid for income taxes                                                      -                    -
                                                                        ==================    ==================

The accompanying notes are an integral part of these statements.

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION


The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its qualified REIT subsidiaries ("CWM"). The mortgage loan conduit operations are primarily conducted through Independent National Mortgage Corporation ("INMC"), a taxable corporation. Previously, INMC was consolidated with CWM for financial reporting purposes; the financial statements have been restated to account for INMC on a method similar to the equity method. INMC is not consolidated for income tax purposes. As used herein, the "Company" includes CWM and INMC.

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

NOTE B - MORTGAGE LOANS HELD FOR INVESTMENT


CWM purchases certain mortgage loans to be held as long-term investments. In addition, mortgage loans transferred from mortgage loans held for sale to mortgage loans held for investment are recorded at market value on the date of transfer. Mortgage loans held for investment include various adjustable rate
loans secured by mortgages on single-family residential real estate.   The
premiums and discounts and the market valuation related to these loans are amortized over the estimated life of the loans using the level-yield method. Loans greater than ninety days past due are evaluated for collectibility and, if appropriate, previously accrued interest is reversed. As of September 30, 1994, no loans were on nonaccrual status and CWM had no allowance for loan losses.

NOTE C - MASTER SERVICING FEES RECEIVABLE


Beginning in the second quarter of 1994, CWM received a repayment of certain advances made to INMC through a transfer of a portion of the master servicing fees receivable asset from INMC at its then carrying value which approximated
market value.   Accordingly, as of September 30, 1994, CWM  had master servicing fees receivable totaling $98.8 million.

The changes in CWM's master servicing fees receivable for the nine months ended September 30, 1994 are as follows:
(Dollar amounts in thousands)


Balance at December 31, 1993        $       0
Additions from INMC                   102,864
Amortization
  Scheduled                           ( 3,625)
  Unscheduled                         (   411)
                                     ---------

Balance at September 30, 1994        $ 98,828
                                     =========


NOTE D - INVESTMENT IN INMC


Summarized financial information for INMC is as follows (Dollar amounts in thousands):

                                                      September 30, 1994          December 31, 1993
                                                      ------------------          -----------------
Mortgage loans held for sale                               $178,989                  $  78,358
Mortgage securities                                         89,203                           -
Master servicing fees receivable                            47,392                      45,237
Other assets                                                10,700                      10,518
                                                          ---------                   --------
  Total Assets                                            $ 326,284                  $ 134,113
                                                          =========                  =========

Reverse-repurchase agreements                              $197,782                    $36,223
Other liabilities                                            12,427                      7,375
Advances from CWM                                            94,968                     78,466
Shareholders' equity                                         21,107                     12,049
                                                           --------                   --------
     Total liabilities and shareholders' equity           $ 326,284                   $134,113
                                                          =========                  =========

                                        Quarter ended September 30,        Nine months ended September 30,
                                        ---------------------------        -------------------------------
                                          1994              1993              1994                   1993
                                        ---------         --------           ------                 ------
Interest income                         $ 9,647           $ 2,888           $21,607                $ 2,888
Interest expense                          8,619             1,700            17,737                  1,700
                                        --------          -------           -------                --------
  Net interest income                     1,028             1,188             3,870                  1,188
Master servicing, net                     1,390               244             (168)                    244
Gain on sale of loans & securities        7,090             2,584             7,955                  3,696
Gain on sale of servicing                     -                 -             5,834                      -
Expenses                                 (3,883)             (993)           (9,783)                (1,050)
Provision for income taxes               (2,363)           (1,682)           (3,237)                (1,682)
                                        --------          --------          --------               --------
Net earnings                            $ 3,262           $ 1,341           $ 4,471                $ 2,396
                                        ========          ========         =========               ========

Mortgage Securities. As of September 30, 1994, INMC had invested in mortgage securities totaling $89.2 million. Mortgage securities consist of mortgage derivatives which primarily include subordinated securities and principal-only securities retained upon the issuance of INMC's REMIC securities. In connection with these investments, INMC has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). SFAS 115 requires the classification of debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Held-to-maturity securities are defined as securities that INMC has the positive intent and ability to hold to maturity. Trading securities are defined as securities that are bought and held principally for the purpose of selling in the near term and are measured at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are deemed to be available-for-sale securities and are measured at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity.


As of September 30, 1994, mortgage securities held-to-maturity totaled $33.4 million with an estimated fair value of $32.8 million, resulting in a net unrealized loss of $.6 million. This net unrealized loss of $.6 million was comprised of gross unrealized gains and gross unrealized losses totaling $660,000 and $1,351,000, respectively. Included in mortgage securities held-to-maturity was one inverse floater with a book value of $7.5 million, and a fair value of $7.5 million and a weighted average expected life of 11.7 years. INMC holds this inverse floater as a long-term investment and since the returns on the inverse floater increase when interest rates decline and when mortgage loan prepayments increase, the investment also tends to act counter-cyclically to the income generated by the Company's master servicing fees receivable. Mortgage securities categorized as available-for-sale had a book value of $55.8 million which is net of an unrealized gain of $286,000 or $166,000 effected for income taxes. This net unrealized gain of $286,000 was comprised of gross unrealized gains and gross unrealized losses totaling $416,000 and $130,000, respectively. For the quarter ended September 30, 1994, INMC had not sold any mortgage securities classified as available-for-sale. INMC had no trading securities at September 30, 1994. As of September 30, 1994, INMC had $49.6 million of mortgage securities that were pledged as collateral under reverse-repurchase agreements. Repayment of INMC's reverse repurchase agreements is guaranteed by CWM.


Related party transactions. During June 1994, INMC sold approximately $1.8 billion of its purchased servicing portfolio to Countrywide Funding Corporation ("CFC"). INMC recorded a gain on the sale of these servicing rights of $5.8 million. Total proceeds from the sale amounted to $24.6 million. Of the $1.8 billion purchased servicing portfolio sold to CFC, $580.4 million was already being subserviced by CFC. For the nine months ended September 30, 1994, INMC paid CFC $51,000 in subservicing fees.

NOTE E - RELATED PARTY TRANSACTIONS


CWM has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation, a subsidiary of Countrywide Credit Industries, Inc., (the "Manager"), to advise CWM and CMC on various facets of its business and manage its operations, subject to supervision by CWM's Board of Directors. The Manager has entered into a subcontract with its affiliate, CFC, to perform such services for CWM and INMC as the Manager deems necessary.

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

In August 1994, the Company commenced its construction lending operations. The Company offers both single-family subdivision construction lending to small-to-medium size builders (tract construction) and construction-to-permanent financing to individual borrowers who wish to construct or remodel their principal or second residences. Under the construction-to-permanent program, one set of documents supports both the construction and permanent phases of the loan. As of September 30, 1994, $350,000 and $200,000 were outstanding under the tract construction and construction-to-permanent programs, respectively. The company earns fee income and net interest income from these programs.

Prior to 1993, the Company's principal source of earnings had been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans as discussed below.


During all of 1993 and the first quarter of 1994, low mortgage interest rates resulted in continued high prepayment rates which adversely impacted the net interest earned on the CMO Portfolio. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. However, the remaining loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced substantial prepayments during all of 1993 and the beginning of 1994, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. Due to a decrease in the size of the CMO portfolio and the decrease in prepayment activity during the quarter ended September 30, 1994, there was a decrease in the net interest expense realized by CWM on the portfolio during the quarter ended September 30, 1994 compared to the quarter ended September 30, 1993. Although the recent increase in interest rates has decreased prepayment activity and the negative impact on CWM's earnings from its CMO Portfolio, higher interest rates have had an adverse affect on the Company's mortgage conduit and warehouse lending operations. Higher interest rates have resulted in increased competition in the market for mortgage loans, increased hedging costs and more volatile demand for mortgage-backed securities. Higher interest rates have also resulted in a decrease in warehouse lines outstanding. In addition, the increase in interest rates has affected the types of loans currently being purchased, as the market shifted from primarily fixed-rate mortgages to adjustable-rate mortgages. This trend has resulted in the reduction of net interest income earned during the loan accumulation phase due to the lower interest rates typically applicable during the initial phases of an adjustable rate loan.

FINANCIAL CONDITION


CONDUIT AND WAREHOUSE LENDING OPERATIONS: During the nine months ended September 30, 1994, CWM purchased $4.5 billion of mortgage loans through its mortgage loan conduit operations, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements. During the nine months ended September 30, 1994, the Company sold, through INMC, $4.4 billion of mortgage loans through the issuance of REMIC securities and bulk whole loan sales. At September 30, 1994 CWM was committed to purchase $826.8 million of mortgage loans from various seller/servicers and committed to sell $420.8 million of loans to INMC. In addition, at September 30, 1994, CWM held $307.6 million in mortgage loans as long-term investments.


CWM's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the
closing of the loan until it is sold to a permanent investor.   In addition,
financing is also provided for the retention or acquisition of servicing rights, receivables generated through the sales of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor. At September 30, 1994, CWM had extended committed lines of credit under these programs in the aggregate amount of $328.3 million, of which $60.5 million was outstanding. Reverse-repurchase agreements associated with the financing of these lines of credit totaled $36.9 million at September 30, 1994.

The Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, which is required to be adopted by the Company in 1995. As it affects the Company, the Statement is applicable only to its revolving warehouse lines of credit and construction loans and is not expected to have any material impact on the Company's financial results.


CMO PORTFOLIO:  As of September 30, 1994, the CMO Portfolio was comprised of 15
series of CMOs issued from CWM's inception through 1990.   In 1993, two new
series of CMOs were issued by CWM in connection with the Company's mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.


Collateral for CMOs decreased from $402.5 million at December 31, 1993 to $245.9 million at September 30, 1994. This decrease of $156.6 million included repayments (including prepayments and premium and discount amortization) of $138.5 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $16.5 million and $1.6 million, respectively. CWM's CMOs outstanding decreased to $214.1 million at September 30, 1994 from $365.9 million at December 31, 1993. This decrease of $151.8 million resulted from principal payments (including discount amortization) on CMOs of $150.2 million and a decrease in accrued interest payable on CMOs of $1.6 million.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1994 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1993


NET EARNINGS: CWM's net earnings were $8.3 million or $.26 per share, based on 32,216,505 weighted average shares outstanding for the quarter ended September 30, 1994, as compared to $564,000 or $.03 per share, based on 21,055,213 weighted average shares outstanding for the quarter ended September 30, 1993. The increase in net earnings of $7.7 million was primarily due to an increase in earnings of $3.7 million associated with CWM's mortgage conduit activities including its equity in earnings of INMC and warehouse lending operations combined with a decrease in the loss associated with the CMO Portfolio of $4.0 million.

INTEREST INCOME:   Total interest income was $20.3 million and $18.0 million for the quarters ended September 30, 1994 and 1993, respectively. This increase of $2.3 million is due to an increase in interest on mortgage loans held for investment of $3.4 million, and an increase in net master servicing income of $2.2 million, a new investment for CWM transferred from INMC as a repayment of debt in the second quarter of 1994. These increases in interest income were partially offset by a decrease in interest income on collateral for CMOs of $4.7 million.


Interest income earned on mortgage loans held for sale and mortgage loans held for investment was $7.0 million and $3.4 million respectively, for the quarter ended September 30, 1994. Interest on mortgage loans held for sale and mortgage loans held for investment was earned on average principal balances of $372.2 million and $215.7 million, at an effective yield of 7.53% and 6.33%,
respectively, for the quarter ended September 30, 1994.   For the third quarter
of 1993, $7.3 million of interest income was earned on mortgage loans held for sale with an average principal balance of $469.7 million and an effective yield
of 6.21%.   CWM did not own any mortgage loans held for investment during the three months ended September 30, 1993, and therefore no interest was earned thereon during that period.

Interest income earned on revolving warehouse lines of credit was $913,000 for the third quarter of 1994. The average principal balance outstanding on revolving warehouse lines of credit approximated $45.7 million for the third quarter of 1994 and earned interest at an effective yield of approximately 7.99%.


Interest income on collateral for CMOs was $5.2 million and $9.9 million for the quarters ended September 30, 1994 and 1993, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, to $246.5 million for the quarter ended September 30, 1994 from $569.3 million for the quarter ended September 30, 1993. This was offset by an increase in the effective yield earned on the collateral to 8.36% in the third quarter of 1994 from 6.93% in the third quarter of 1993. The decrease in the average balance of collateral for CMOs was due to the continued low interest rate environment experienced throughout 1993 and the first quarter of 1994 which resulted in significant prepayment activity. Interest income on collateral is reduced by the amortization of premiums paid in connection with acquiring the portfolio. The acceleration of prepayments experienced during 1993 required an increase in the amortization of premiums, resulting in a decrease in the effective yield. During the third quarter of 1994, prepayments slowed significantly, resulting in a lower amount of premium amortization. In addition, for most of the CMO series, a time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date CWM actually receives the cash related to the prepayment. During this interim period, CWM does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid. As a result, the increase in prepayments during 1993 resulted in a higher balance of nonearning and lower-earning investments (GICs) which resulted in a lower yield on the overall CMO collateral. Accordingly, a decrease in prepayments in 1994 has had the effect of decreasing this nonearning asset, which resulted in an increase in the effective yield earned on the collateral.


INTEREST EXPENSE: Total interest expense was $14.3 million and $18.3 million for the three months ended September 30, 1994 and 1993, respectively. This decrease of $4.0 million is due to a $4.7 million increase in interest expense on reverse-repurchase agreements which was offset by a $8.7 million decrease in interest expense on CMOs.


Interest expense on reverse-repurchase agreements was $8.4 million for the three months ended September 30, 1994 on average balances of $636.3 million, representing an effective yield of 5.28%. For the three months ended September 30, 1993, interest expense on such reverse-repurchase agreements was $3.7 million on average balances of $326.5 million, representing an effective yield of 4.54%.

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


MASTER SERVICING, NET: Beginning in the second quarter of 1994, INMC began to repay its debt to CWM by the transfer of its master servicing fees receivable asset from INMC to CWM at its then carrying value which approximated market
value.   Accordingly, as of September 30, 1994, CWM had master servicing fees receivable totaling $98.8 million.


Gross master servicing income for CWM was $4.8 million for the three months ended September 30, 1994. This gross income was offset by amortization of master servicing fees receivable of $2.6 million for the three months ended September 30, 1994.


In September 1994, the Company began securitizing master servicing fees receivable in order to allow for financing of this asset. As of September 30, 1994, master servicing fees receivable totaled $98.8 million for CWM of which $93.4 million was securitized. Of the $93.4 million securitized, $88.5 million was pledged as collateral for borrowings totaling $57.6 million under reverse-repurchase agreements. Such borrowings had original maturities of less than 31 days and weighted average interest rate of 5.2% as of September 30, 1994.


EQUITY IN EARNINGS OF INMC: The earnings of INMC, which was formed in April 1993 and in which the Company has a 99% economic interest, resulted principally from net interest income of $1.0 million, net master servicing income of $1.4 million for the third quarter of 1994; gains from the sale of loans and securities totaled $7.1 million, expenses totaled $3.9 million and the provision for income taxes totaled $2.4 million for the third quarter of 1994. In the third quarter of 1993, equity in earnings of INMC totaled $1.3 million which resulted principally from net interest income of $1.2 million, net master servicing income of $244,000; gains from the sale of loans and securities totaled $2.6 million, expenses totaled $1.0 million and the provision for income taxes totaled $1.7 million.


MANAGEMENT FEES:   For the three months ended September 30, 1994, management
fees were $302,000 compared to $108,000 for the three months ended September 30, 1993. This increase is primarily due to an incentive management fee payable to the Manager in accordance with the management agreement. The incentive management fee represents a percentage of CWM's earnings that exceed a specified return on equity. The increase in the incentive management fee is directly related to the increase in CWM's earnings. Based on CWM's 1993 earnings, no incentive fee was incurred in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1993


NET EARNINGS: CWM's net earnings were $19.1 million or $.59 per share, based on 32,156,094 weighted average shares outstanding for the nine months ended September 30, 1994 compared to $736,000 or $.04 per share, based on 16,369,689 weighted average shares outstanding for the nine months ended September 30, 1993. The increase in net earnings of $18.3 million was due to a $14.9 million increase in income from mortgage conduit activities, including CWM's equity in earnings of INMC, and warehouse lending operations. In addition, there was a $3.4 million decrease in losses associated with the CMO portfolio.

INTEREST INCOME:   Total interest income was $60.7 million and $48.4 million for the nine months ended September 30, 1994 and 1993, respectively. This increase in interest income of $12.3 million is primarily due to an increase in interest on mortgage loans held for sale, mortgage loans held for investment, net master servicing fees and revolving warehouse lines of credit of $13.3 million, $6.1 million, $4.6 million and $2.6 million, respectively. This increase is offset by a decrease in interest income on collateral for CMOs of $16.8 million.


Interest income earned on mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit was $26.3 million, $6.1 million and $3.1 million, respectively, for the nine months ended September 30, 1994. The average principal balance of mortgage loans held for sale, mortgage loans held for investment and revolving warehouse lines of credit outstanding approximated $511.0 million, $124.4 million, and $54.1 million, respectively, for the first nine months of 1994 which represented an effective yield of approximately 6.86%, 6.56% and 7.52%, respectively. For the nine months ended September 30, 1993, interest income earned on mortgage loans held for sale was $13.0 million on an average principal balance outstanding of $261.7 million representing an effective yield of 6.62%. The warehouse lending operations commenced in May 1993 and generated $434,000 in interest income during the period ended September 30, 1993. The Company held no mortgage loans for investment during the nine months ended September 30, 1993 and therefore no interest was earned thereon during that period.

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


INTEREST EXPENSE: For the nine months ended September 30, 1994 and 1993, total interest expense was $43.7 million and $49.6 million, respectively. This decrease in interest expense of $5.9 million was due to an increase in interest expense on reverse-repurchase agreements of $16.0 million offset by a decrease in interest expense on CMOs of $21.9 million.


Interest expense on reverse-repurchase agreements was $22.1 million on average balances of $607.9 million representing an effective yield of 4.84% for the nine months ended September 30, 1994. For the nine months ended September 30, 1993, interest expense on such reverse-repurchase agreements was $6.1 million on average balances of $193.6 million, representing an effective yield of 4.23%.


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


Master Servicing, Net: Gross master servicing income for CWM was $8.7 million for the nine months ended September 30, 1994. This gross income was offset by
amortization of master servicing fees receivable of $4.1    million for the nine
months ended September 30, 1994.

EQUITY IN EARNINGS OF INMC: The earnings of INMC, which was formed in April 1993 and in which the Company has a 99% economic interest, resulted principally from net interest income of $3.9 million and net master servicing expense of $168,000; gains from the sale of loans and securities and gains from the sale of servicing totaled $8.0 million and $5.8 million, respectively, expenses totaled $9.8 million and the provision for income taxes totaled $3.2 million for the nine months ended September 30, 1994. For the nine months ended September 30, 1993, equity in earnings for INMC totaled $2.4 million. INMC's earnings resulted principally from net interest income of $1.2 million and net master servicing income of $244,000; gains from the sale of loans and securities totaled $3.7 million, expenses totaled $1.1 million and the provision for income taxes totaled $1.7 million for the nine months ended September 30, 1993.


MANAGEMENT FEES:   For the nine months ended September 30, 1994 and 1993,
management fees were $481,000 and $312,000, respectively. This increase of $169,000 is due primarily to a quarterly incentive management fee payable to the Manager in accordance with the management agreement. The incentive management fee represents a percentage of CWM's earnings that exceed a specified return on equity. The increase in the incentive management fee is directly related to the increase in CWM's earnings. Based on CWM's 1993 earnings, no incentive fee was incurred in the prior year.

LIQUIDITY AND CAPITAL RESOURCES


Historically, the Company has used proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with its mortgage conduit operations, the Company issues CMOs or, through INMC, issues REMIC securities to help meet such needs. CWM may also borrow collateral or funds from CFC to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales or for other corporate purposes. These borrowings are made pursuant to a $10.0 million one-year, unsecured line of credit which expires on September 30, 1995 subject to extension by CFC and CWM. As of September 30, 1994, CWM had no outstanding borrowings under this agreement.


CWM has established a committed reverse-repurchase facility through April 1996 in an aggregate amount of up to $500.0 million (with a decreasing annual credit limit) for its mortgage conduit operations and warehouse lending program. CWM also has obtained credit approval from the same lender to enter into additional uncommitted reverse-repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. The maximum balance outstanding under reverse-repurchase agreements
during the third quarter of 1994 was $1.5 billion for both CWM and INMC.   (INMC
may borrow under CWM's agreement). In August 1994, CWM signed another master repurchase agreement with a different lender to provide a committed short-term credit line in the amount of $300.0 million for its mortgage conduit and warehouse lending operations. This agreement expires in August 1996. Repayment of any borrowings by INMC under either of these facilities is guaranteed by CWM.



In the second quarter of 1994, CWM signed a commitment letter with a third lender for a two-year master repurchase agreement to provide a committed short-term credit line in the amount of $500 million. In November 1994, CWM signed an agreement for a committed reverse-repurchase facility in the amount of $225 million to provide financing for certain mortgage-related securities which have been retained or purchased by CWM or INMC. This agreement expires in November 1996. CWM and INMC, to the extent permitted by their by-laws, may issue other debt securities or incur other types of indebtedness from time to time. Repayment of any borrowings by INMC under either of these facilities is guaranteed by CWM.


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


    (a) Exhibits
        --------


3.1     Certificate of Incorporation for CWM, as amended.

4.1     1994 Stock Incentive Plan adopted May 17, 1994.


10.1 1994 Amended and Extended Loan Purchase and Administrative Services Agreement, dated as of May 15, 1994, by and between CWM and Countrywide Funding Corporation ("CFC").


10.2 Amended and Restated Credit Agreement, dated as of September 30, 1994, by and among CWM, Independent National Mortgage Corporation, Independent Lending Corporation and CFC.


10.3 First Amendment to 1994 Amended and Extended Management Agreement, dated as of October 1, 1994, by and between CWM and Countrywide Asset Management Corporation.


10.4 Master Assignment Agreement, dated as of October 28, 1994 between CWM and Merrill Lynch Mortgage Capital, Inc. and Master Repurchase Agreement dated as of October 28, 1994 between the Company and Merrill Lynch, Pierce, Fenner and Smith, Incorporated.


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