Form 10-K405
CWM MORTGAGE HOLDINGS INC
filed 1995-03-30
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1994
(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF   1934 (FEE REQUIRED)

       For the fiscal year ended December 31, 1994
                                      OR
[_] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Securities registered pursuant to Section 12(g) of the Act:  NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.       YES  X       NO
                                                   -------      -------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

       As of March 23, 1995, there were 40,393,656 shares of CWM Mortgage Holdings, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $407,464,181. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

PROXY STATEMENT FOR THE 1995 ANNUAL MEETING---PART III

                          CWM MORTGAGE HOLDINGS, INC.

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I

                                                                        Page
                                                                        ----
ITEM   1.  BUSINESS...................................................    1

ITEM   2.  PROPERTIES..................................................  12

ITEM   3.  LEGAL PROCEEDINGS...........................................  12

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  12

                                    PART II

ITEM   5.  MARKET FOR THE  COMPANY'S STOCK
             AND RELATED SECURITY HOLDER MATTERS.......................  13

ITEM   6.  SELECTED FINANCIAL DATA.....................................  14

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................  15

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................  23

ITEM   9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........  23

                                    PART III

ITEM   10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........  24

ITEM   11. EXECUTIVE COMPENSATION......................................  24

ITEM   12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.....................................  24

ITEM   13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  24


                                    PART IV

ITEM   14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K.......................................  25

                                     PART 1
                                     ------


ITEM 1.   BUSINESS
------------------

GENERAL

CWM Mortgage Holdings, Inc. (formerly Countrywide Mortgage Investments, Inc.) ("CWM") was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" means the parent company, its consolidated subsidiaries and Independent National Mortgage Corporation (formerly Countrywide Mortgage Conduit, Inc.) ("INMC"), which is not consolidated with CWM for financial reporting purposes. All of the outstanding voting common stock and 1% of the economic interest of INMC is owned by Countrywide Funding Corporation ("CFC"), which is a subsidiary of Countrywide Credit Industries, Inc. ("CCI"). All of the outstanding non-voting preferred stock and 99% of the economic interest of INMC is owned by CWM. The directors and senior officers of INMC are also senior officers of CWM. In addition, INMC's operations and technology are dependent upon and closely integrated with CWM, and CWM is the sole supplier of its mortgage loans. Accordingly, INMC is accounted for under a method similar to the equity method because CWM (as opposed to affiliates of CWM) has the ability to exercise significant influence over the financial and operating policies of INMC through its ownership of the preferred stock and other contracts. CWM has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, CWM will not, with certain limited exceptions, be taxed at the corporate level on the net income distributed to CWM's shareholders.

Under its new operating plan commenced in 1993, the Company conducts mortgage conduit activities through a newly formed corporation, INMC, which is not a qualified REIT subsidiary and which is subject to applicable federal and state income taxes. See "Certain Federal Income Tax Considerations." As part of its new operating plan, CWM also conducts warehouse lending operations through its warehouse lending division, Warehouse Lending Corporation of America ("WLCA") which provide short-term revolving financing to certain mortgage bankers. The Company also operates construction lending operations through its construction lending division, Construction Lending Corporation of America ("CLCA") which provides both tract construction loans to developers and assists INMC with combined construction to permanent mortgage loans financing to individuals who wish to construct or remodel their principal or second residences.
Historically, the Company has been a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage securities representing interests in such loans which were financed by collateralized mortgage obligations (the "CMO portfolio").

MORTGAGE CONDUIT OPERATIONS

On October 22, 1992, CWM's Board of Directors approved a new operating plan, implementation of which was begun in the first quarter of 1993. Under the new plan, the Company primarily operates as a jumbo and nonconforming mortgage loan conduit. As a nonconforming mortgage loan conduit, the Company is an intermediary between the originators of mortgage loans that do not currently meet the guidelines for purchase by the government and government sponsored entities (i.e., Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") that guarantee mortgage-backed securities ("nonconforming mortgage loans") and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. All loans purchased by CWM for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated are committed for sale to INMC at the same price at which the loans were acquired by CWM. INMC does not purchase any loans from entities other than CWM. The Company's mortgage conduit operations consist of the purchase and securitization of mortgage loans secured by first liens on single (one-to-four) family residential properties that are originated in accordance with the Company's underwriting guidelines. Sellers generally retain the rights to service the mortgage loans purchased by the Company, although the Company has the option to purchase such servicing rights under certain circumstances. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans and the sale of servicing, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, the net interest earned on its long-term investment portfolio, and net interest income from its investment in mortgage securities and master servicing fees receivable.

MARKETING AND PRODUCTION

     Marketing Strategy. The Company's mortgage conduit operations are designed to attract both large and small sellers of nonconforming mortgage loans by offering a variety of products, pricing and loan underwriting methods designed to be responsive to such sellers' needs. The Company expects to continue to introduce niche products from time to time, which may give the Company temporary competitive advantages. The Company's products include fixed-rate, adjustable-rate and negative amortization mortgage loans, combined construction to permanent mortgage loans, mortgage loans for cooperatives, model homes and investment properties and mortgage loans to foreign nationals. In response to the perceived needs of nonconforming mortgage loan sellers, the Company's marketing strategy seeks to offer competitive pricing, response time efficiencies in the purchase process, direct and frequent contact through a trained sales force and flexible commitment programs. The Company recently restructured its sales and marketing staff by consolidating its sales force so that the same sales personnel cover all three of the Company's businesses. Management believes that these restructuring efforts will encourage cross-selling of the Company's mortgage conduit, warehouse lending and construction lending products and, at the same time, reduce overall marketing costs. Additionally, the Company believes that this restructuring will assist it in targeting smaller mortgage bankers.

The Company has established three underwriting methods designed to be responsive to the needs of nonconforming mortgage loan sellers. The first method established by the Company is a delegated underwriting program which is similar in concept to the delegated underwriting programs established by FNMA, FHLMC and GNMA. Under this program, mortgage loans are underwritten in accordance with the Company's guidelines by the seller and purchased on the basis of the seller's financial strength, historical loan quality and other qualifications. The delegated underwriting program enables sellers to deliver loans to the Company without time delay imposed by the Company's underwriters or a third party underwriter, such as a mortgage pool insurer. A sample of such loans is subsequently reviewed by the Company in accordance with its quality control guidelines.

The delegated underwriting program consists of two separate subprograms. The Company's principal delegated underwriting subprogram is designed for loan sellers that meet higher financial and performance criteria than those applicable to sellers generally. While certain sellers have delegated underwriting authority for all mortgage products under this subprogram, others have delegated authority only with respect to specified products. The Company also operates a restricted delegated underwriting subprogram that is available to substantially all of the Company's sellers. Under this more limited subprogram, only the Company's standard loan products, with loan-to-value ratios and outstanding balance requirements which are more restrictive than the Company's standard guidelines, may be submitted.

Under the Company's second underwriting method, sellers submit to the Company mortgage loans for which there is no pool insurance commitment, to be underwritten by the Company in accordance with its guidelines.

The Company's third method is designed to serve sellers who generally obtain mortgage pool insurance commitments in connection with the origination of their loans. Under the third method, the Company does not perform a full underwriting review of such mortgage loans, but instead relies on the credit review and analysis of the mortgage pool insurer and its own follow-up quality control procedures. The Company expects that significantly fewer mortgage loans will be purchased pursuant to this program in future periods than in recent periods. Under all three methods, loans are purchased by the Company only after completion of a legal documentation and eligibility criteria review. See "--- Underwriting and Quality Control."

     Mortgage Loans Acquired. Substantially all of the mortgage loans purchased through the Company's mortgage conduit operations are nonconforming mortgage loans. Nonconforming mortgage loans are loans which do not qualify for purchase by FHLMC or FNMA or for inclusion in a loan guarantee program sponsored by GNMA. Nonconforming mortgage loans generally consist of jumbo mortgage loans or loans which are not originated in accordance with other agency criteria. Currently, the maximum principal balance for a conforming loan is $203,150. Loans that exceed such maximum principal balance are referred to as "jumbo loans." The Company generally purchases jumbo mortgage loans with original principal balances of up to $1 million. The Company's loan purchase activities focus on those regions of the country where higher volumes of jumbo mortgage loans are originated, including California, Connecticut, Florida, Hawaii, Illinois, Maryland, Michigan, New Jersey, New York, Ohio, Texas, Virginia, Washington and Washington, D.C. The Company's highest concentration of jumbo mortgage loans relates to properties in California because of the generally higher property values and mortgage loan balances prevalent there. Mortgage loans secured by California properties accounted for approximately 64% of the mortgage loans purchased in by the Company in 1994.

Mortgage loans acquired by the Company are secured by first liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans accounted for approximately 50.4% of the mortgage loans purchased by the Company in 1994. As interest rates have risen, the number of adjustable rate mortgage ("ARM") loans purchased by the Company has increased, since ARM loans typically carry a lower initial interest rate; during 1994, adjustable rate mortgage loans accounted for approximately 49.6% of all mortgage loans purchased by the Company.

The Company also purchases ARM loans which provide the borrower with the future option to convert to a fixed rate of interest. Although the Company generally plans to sell or securitize these ARM loans in connection with its mortgage conduit operations, it will generally be obligated to repurchase the fixed-rate loans resulting from any such conversion. Although the Company generally has the right to require repurchase of any such converted mortgage loan by the servicer or seller of such loan, no assurance can be given that the servicer or seller will be able to honor its obligations.

     Seller Eligibility Requirements. The mortgage loans acquired pursuant to the Company's mortgage conduit operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers and other mortgage lenders. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by the Company before they are eligible to participate in the Company's mortgage loan purchase program and must submit to periodic reviews by the Company to ensure continued compliance with these requirements. The Company's current criteria for seller participation generally include a tangible net worth of at least $300,000, approval as a FNMA or FHLMC Seller/Servicer in good standing, and approval as a U.S. Department of Housing and Urban Development ("HUD") approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") or comparable federal or state agency and is supervised and examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that provides for recourse by the Company against such seller in the event of any material breach of a representation or warranty made by the seller with respect to mortgage loans sold to the Company, any fraud or misrepresentation during the mortgage loan origination process or upon early payment default on such loans.

     Servicing Retention. Sellers of mortgage loans to the Company are generally expected to retain the rights to service the mortgage loans purchased by the Company. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. The servicer receives fees generally ranging from 1/4% to 1/2% per annum on the declining principal balances of the loans serviced. If a seller/servicer breaches certain of its representations and warranties made to the Company, the Company may terminate the servicing rights of such seller/servicer and assign such servicing rights to another servicer. Under certain circumstances, sellers have the option to require the Company to purchase such servicing rights at a previously determined price. The Company generally sells acquired purchased servicing rights after accumulating a bulk amount, as the Company does not intend to become a primary servicer of mortgage loans.

     Master Loan Servicing. The Company acts as master servicer with respect to the mortgage loans it sells. Master servicing includes collecting loan payments from seller/servicers of loans and remitting loan payments, less master servicing fees and other fees, to trustees. In addition, as master servicer, the Company monitors the servicer's compliance with the Company's servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. The master servicer may permit the servicer to contract with approved subservicers to perform some or all of the servicer's servicing duties, but the servicer is not thereby released from its servicing obligations.

In connection with REMIC issuances, the Company master services on a non-recourse basis substantially all of the mortgage loans it sells. Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, any losses in excess of the accompanying credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized, the securities are non-recourse to the Company. Typically, the Company has recourse to the sellers of loans for any such breaches.

PURCHASE COMMITMENT PROCESS

     Master Commitments. As part of its marketing strategy, the Company establishes mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and the Company to purchase a specified dollar amount of nonconforming mortgage loans over a period generally ranging from three months to one year. The terms of each Master Commitment specify whether a seller may sell loans to the Company on a mandatory, best efforts or optional basis, or a combination thereof. Master Commitments do not obligate the Company to purchase loans at a specific price but rather provide the seller with a future outlet for the sale of its originated loans based on the Company's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to the Company and generally range from $5 million to $1 billion in aggregate committed principal amount.

     Bulk and Other Rate-Locks. The Company also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on a bulk or individual rate-lock basis. Bulk rate-locks obligate the seller to sell and the Company to purchase a specific group of loans, generally ranging from $1 million to $50 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable the Company to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of the Company's Seller/Servicer Guide. Due to the active presence of investment banks and other substantial investors in this area, purchasing loans under bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) who do not wish to sell pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on the Company's Seller/Servicer Guide and standard pricing provisions, and are offered on a mandatory or best efforts basis.

Following the issuance of a specific rate-lock, the Company is subject to the risk of interest rate fluctuations and will, through INMC, enter into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, mandatory forward sales or financings using REMICs or CMOs, mandatory or optional sales of futures and other financial futures transactions. See "--- Securitization Process." The nature and quantity of hedging transactions will be determined by the management of the Company based on various factors, including market conditions and the expected volume of mortgage loan purchases. In addition, the Company will not engage in any financial futures transaction unless the Company or Countrywide Asset Management Corporation ("CAMC"), as appropriate, would be exempt from the registration requirements of the CEA or otherwise comply with the provisions thereof.

UNDERWRITING AND QUALITY CONTROL

     Purchase Guidelines. The Company has developed comprehensive purchase guidelines for its acquisition of mortgage loans. Subject to certain exceptions, each loan purchased must conform to the Company's loan eligibility requirements specified in its Seller/Servicer Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisal and loan documentation. The Company also performs a legal documentation review prior to the purchase of any loan. For loans with mortgage pool insurance commitments, the Company does not perform a full underwriting review prior to purchase but instead relies on the credit review and analysis performed by the mortgage pool insurer and its own post-purchase quality control review. In contrast, for mortgage loans that have not been underwritten for mortgage pool insurance and are not part of the delegated underwriting program, the Company performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. For loans purchased pursuant to the delegated underwriting program, the Company relies on the credit review performed by the seller and its own follow-up quality control procedures. See discussion of the Company's three underwriting methods under "---Marketing and Production".

     Quality Control. Ongoing quality control reviews are conducted by the Company to ensure that the mortgage loans purchased meet the Company's quality standards. The type and extent of the quality control review will depend on the nature of the seller and the characteristics of the loans. The Company conducts a full post-purchase underwriting review of 50% of the loans purchased during the first two months of a seller's participation in the delegated underwriting program to ensure ongoing compliance with the Company's guidelines. The percentage of loans fully reviewed is thereafter reduced bimonthly in 10% increments to 20% after six months and maintained at this level throughout the seller's participation in the delegated underwriting program. The Company reviews on a post-purchase basis approximately 10% of all loans submitted to the Company with mortgage pool insurance commitments or underwritten by the Company for compliance with the Company's guidelines. In addition, a higher percentage of mortgage loans with certain specified characteristics are reviewed by the Company either before or after their purchase, including loans in excess of $650,000 in principal amount, loans on which 12 or more payments have been made and loans made in connection with cash-out refinancings. In performing a quality control review on a loan, the Company analyzes the underlying property and associated appraisal and examines the credit, employment and income history of the borrower. In addition, all documents submitted in connection with the loan, including insurance policies, appraisals, credit records, title policies, deeds of trust and promissory notes, are examined for compliance with the Company's underwriting guidelines. Furthermore, the Company reverifies the employment, income and source of funds documentation, as appropriate, of each borrower and obtains a new credit report and independent appraisal with respect to 10% of the reviewed loan sample.

SECURITIZATION PROCESS

     General. The Company primarily uses reverse-repurchase agreements and equity to finance the initial acquisition of mortgage loans from sellers. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $100 million to $500 million in principal amount, they are securitized through the issuance of mortgage-backed securities in the form of REMICs or CMOs or resold in bulk whole loan sales. The length of time between when the Company commits to purchase a mortgage loan and when it sells or securitizes such mortgage loan generally ranges from ten to 90 days, depending on certain factors, including the length of the purchase commitment period, the loan volume by product type and the securitization process.

The Company is subject to various risks due to potential interest rate fluctuations during the period of time after the Company commits to purchase a mortgage loan at a pre-determined price until such mortgage loan is ultimately sold. The Company has attempted to mitigate such risks through the implementation of hedging policies and procedures. In accordance with its hedging policies and procedures, the Company seeks to utilize financial instruments whose price sensitivity has very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates. With respect to the Company's portfolio of jumbo and nonconforming fixed rate loans, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a FNMA or FHLMC security of comparable maturity and average weighted interest rate. However, the Company's private-label mortgage securities typically trade at a discount (or "spread") compared to the corresponding FNMA or FHLMC securities. Accordingly, while the Company's hedging strategy may mitigate the impact that changes in interest rates would have on the price of agency mortgage securities (and therefore to some extent on the price of the Company's private-label mortgage securities), such strategy does not protect the Company against the effect of a widening or narrowing in the pricing spread between agency securities and the Company's private-label securities. Therefore, any significant widening or narrowing of the spread commanded by agency mortgage securities compared to the Company's private-label securities could have a negative effect on the financial performance of the Company, regardless of the efficiency of the Company's execution of its hedging strategy.

With respect to the Company's portfolio of jumbo and nonconforming adjustable rate loans, the Company generally utilizes forward sales of short-term Treasury futures to hedge against the effect of interest rate fluctuations. Although short-term Treasury futures may protect the Company's adjustable rate loan portfolio against fluctuations of short-term interest rates, such hedging activities may not always result in precise inverse correlation to changes in the values of the underlying mortgage loans. The lack of exact inverse correlation is due to such factors as changes in the relative pricing discount between mortgage securities and Treasury securities, differences between the applicable adjustable rate index and the underlying Treasury security and credit risks in the whole loan market. To the extent any changes in the value of the instruments used to hedge the risk of interest rate fluctuations do not inversely correlate precisely to the risks affecting the value of the Company's adjustable rate mortgage loan portfolio, the financial performance of the Company could be negatively or positively impacted.

The Company's decision to form REMICs or CMOs or sell the loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and can eliminate or minimize any long-term residual investment in such loans. REMIC securities consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominately senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing the Company to sell its entire interest in the mortgage loans. As a result, in some cases the capital originally invested in the mortgage loans by the Company may be redeployed in the mortgage conduit operations. The Company may retain regular and residual interests on a short-term or long-term basis. The creation of REMIC securities through INMC is the Company's preferred method of securitizing mortgage loans, because this method provides the maximum flexibility in structuring securities for sale to the broadest group of investors and may permit the immediate redeployment of a portion of the originally invested capital of the Company. Beginning in the third quarter of 1993, the Company began issuing all of its REMIC securities utilizing a shelf registration statement established by CWMBS, Inc., a wholly owned limited purpose finance subsidiary of CCI. Neither CWMBS, Inc. nor CCI derived any financial benefit from such issuances.

As an alternative to REMIC sales, the Company may issue CMOs to finance mortgage loans to maturity. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company. The Company earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO financing. The net interest spread will be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent CMO classes have variable rates of interest, may be affected by changes in short term interest rates. The Company is required to retain a residual interest in its issued CMOs. The Company may issue CMOs from time to time based on the Company's current and future investment needs, market conditions and other factors. CMOs, however, do not offer the Company the structuring flexibility of REMICs and are expected to be a secondary method of securitizing the Company's mortgage loans.

     Credit Enhancement. REMICs or CMOs created by the Company are structured so that in general substantially all of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to mortgage-backed securities in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, securities created by the Company do not benefit from any such guarantee. The ratings for the Company's mortgage-backed securities are based on the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including mortgage pool and special hazard insurance, reserve funds, letters of credit, surety bonds and subordination or any combination thereof.

In determining whether to provide credit enhancement through mortgage pool insurance, subordination or other credit enhancement methods, the Company will take into consideration the costs associated with each method. The Company principally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures. The subordinated securities may be sold, retained by the Company and accumulated for sale in subsequent transactions or retained as long term investments.

     Retention of Mortgage-Backed Securities and Other Investments. In connection with the issuance of mortgage-backed securities or other investments in the form of REMICs or CMOs, the Company may retain subordinated securities or regular or residual interests (including residual interests that may be subordinated to other classes of securities) on a short-term or long-term basis. Any such retained residual or regular interest may include "principal only" or "interest only" securities including master servicing fees receivable and other interest rate or prepayment sensitive securities or investments. Master servicing fees receivable have characteristics similar to excess servicing fees; accordingly, they have many of the same risks inherent in excess servicing fees, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not fully recoup its initial investment in such receivables. Management believes that because of the current level of interest rates, investments in current coupon master servicing fees receivable are prudent, and if interest rates rise, these investments will mitigate declines in income that may occur in the Company's origination operations. The Company intends to hold master servicing fees receivable for investment.

MORTGAGE LOANS HELD FOR INVESTMENT

In an effort to generate continuing earnings that would be less dependent upon quarterly loan purchase volumes than the Company's loan purchase and securitization activities, the Company began investing in adjustable rate mortgage loans on a long-term basis. The Company financed the acquisition of such loans with borrowings under the reverse-repurchase agreements referred to under "--Financing Sources" below. During 1994, the Company acquired
approximately $909.9 million in mortgage loans held for investment.   While the
Company intends to continue to increase its portfolio of mortgage loans held for investment, the Company does not expect to continue to acquire mortgage loans for investment at the same rate as in 1994.

WAREHOUSE LENDING

WLCA engages in warehouse and secured lending operations for small and medium-sized mortgage originators. The Company's traditional warehouse lending facilities typically provide short-term revolving financing to mortgage companies to finance mortgage loans during the time between the closing of a loan and its sale to investors. Although the loans financed by WLCA through its traditional warehouse lending activities represent a broader line of mortgage products than those purchased by INMC, at present all of such loan products purchased by the Company are eligible for financing by WLCA under the reverse-repurchase agreements used by WLCA to fund its operations. WLCA also provides credit facilities to mortgage originators of all sizes secured by other mortgage-related assets such as servicing rights and servicing sales receivables.

WLCA offers credit facilities to otherwise qualified mortgage originators with a minimum audited net worth of $100,000 and subject to a maximum debt to net worth ratio of 20 to 1. The specific terms of any warehouse line of credit, including the amount, are determined based upon the financial strength, historical performance and other qualifications of the mortgage originator. All such lines of credit are subject to the prior approval of a credit committee comprised of senior officers and Directors of CWM. WLCA finances these programs through a combination of reverse-repurchase agreements and equity. WLCA has three committed two-year reverse-repurchase agreement facilities with investment banks with sublimits in an aggregate amount of up to $1 billion for certain of its warehouse lending operations.

CONSTRUCTION LENDING

The Company's new construction lending division, CLCA, which began operations in August 1994, offers tract construction loans to developers and assists INMC in purchasing combined construction to permanent mortgage loans from mortgage companies and administering the construction draws. The tract construction loans are made to small-and medium-size builders of single-family residences. The target project for CLCA's construction lending division is 15 to 100 units of single-family homes, built in one to five phases, that are marketed to entry level/first-time or trade-up buyers. The maximum loan size is $15 million. The specific terms of any construction loan, including the principal amount thereof, are determined based upon, among other things, the location of the project and value of the land, and the financial strength, historical performance and other qualifications of the builder. All construction loans to developers are subject to the prior approval of a credit committee comprised of senior officers and Directors of CWM. Combined construction to permanent loans are originated by INMC's sellers to borrowers who want to construct or remodel their residences. CLCA's construction lending division assists INMC in the purchase of such loans and administers the construction draws. Under this program, advances to borrowers to fund the purchase of a lot before construction begins are subject to a 60% loan-to-value limitation, as well as other detailed criteria. Criteria for permanent loans are similar to those applied by INMC to loan purchases generally. The maximum construction to permanent loan size is $1 million.

FINANCING SOURCES

The Company uses proceeds from the sale of REMIC securities and CMOs, reverse-repurchase agreements, and cash flow from operations to meet its working capital needs. In addition, the Company has relied on proceeds from public offerings of common stock. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital and credit markets.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

CWM has elected to be taxed as a REIT under the Code and intends to continue to do so. INMC, is not a qualified REIT subsidiary and is not consolidated with CWM for either tax or financial reporting purposes. Consequently, INMC is subject to applicable federal and state income taxes. CWM will include in taxable income amounts earned by INMC only when INMC remits its after-tax earnings by dividend to the Company.

CWM's election to be treated as a REIT will be terminated automatically if CWM fails to meet the requirements of the REIT provisions of the Code.
Qualification as a REIT requires that CWM satisfy a variety of tests relating to its income, assets, distribution and ownership. Although CWM believes it has operated and intends to continue to operate in such a manner as to qualify as a REIT, no assurance can be given that CWM will in fact continue to so qualify.
If CWM fails to qualify as a

REIT in any taxable year, it would be subject to federal corporate income tax (including any alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its shareholders would not be deductible by CWM. In that event, CWM would not be eligible again to elect REIT status until the fifth taxable year which begins after the year for which CWM's election was terminated unless certain relief provisions apply. CWM may also voluntarily revoke its election, although it has no intention of doing so, in which event CWM would be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

Distributions to shareholders of CWM with respect to any year in which CWM fails to qualify would not be deductible by CWM nor would they be required to be made to such shareholders. In such event, to the extent of current and accumulated earnings and profits, any distributions to shareholders would be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the dividends-received deduction for corporations. Failure to qualify would reduce the amount of after-tax earnings available for distribution to shareholders and could result in CWM incurring substantial indebtedness (to the extent borrowings are feasible), or disposing of substantial investments, in order to pay the resulting taxes or, at the discretion of CWM, to maintain the level of CWM's distributions to its shareholders.

EXCESS INCLUSION INCOME

A portion of CWM's assets may be in the form of CMO residual interests. In general, CMOs are debt instruments secured by fixed pools of mortgage instruments in which investors hold multiple classes of interests. Part or all of the income derived by CWM from a residual interest of a CMO issued by CWM after December 31, 1991, pursuant to regulations yet to be published, may be "excess inclusion" income. Such excess inclusion income generally is subject to federal income tax in all events. If CWM pays any dividends to its shareholders that are attributable to excess inclusion income, the shareholders who receive such dividends generally will be subject to the same tax consequences that would apply if they derived excess inclusion income from a direct investment in a CMO residual interest. Excess inclusion income allocable to a shareholder may not be offset by current deductions or net operating losses of such shareholder. Moreover, such excess inclusion income constitutes unrelated business taxable income for tax-exempt entities (including employee benefit plans) and would be subject to a tax that would be allocable to a "disqualified organization" holding the Company's shares. CWM's bylaws provide that disqualified organizations are ineligible to hold CWM's shares.

MANAGEMENT AGREEMENT

Since its inception, CWM has each year entered into a management agreement with CAMC pursuant to which CAMC advises the Company on various facets of its business and manages its day-to-day operations. Subject to the supervision of CWM's Board of Directors, CAMC conducts the day-to-day mortgage conduit, warehouse lending and construction lending operations. The management agreement may be terminated by the Company under certain circumstances upon 30 days' prior notice, or by either party upon 60 days' prior notice. The management agreement is renewable annually and expires May 15, 1995. CFC has guaranteed the performance of the duties and obligations of CAMC under the management agreement. CAMC has subcontracted with CFC to provide certain management services to the Company. Such subcontract may be terminated by either party upon 60 days' prior notice.

RELATIONSHIPS WITH COUNTRYWIDE ENTITIES

CWM and CCI are both publicly traded companies whose shares of common stock are listed on the New York Stock Exchange. The Company utilizes the mortgage banking experience, management expertise and resources of CCI, CAMC and CFC in conducting its new mortgage conduit operations. CAMC and CFC are both wholly owned subsidiaries of CCI. CCI directly or indirectly owns approximately 3.5% of the Common Stock of CWM. In addition, a number of Directors and officers of CWM and INMC also serve as Directors and/or officers of CCI, CAMC and/or CFC. See "Item 13, Certain Relationship and Related Transactions." The Company also has a $10 million line of credit from CFC, and the Company may utilize CFC as a resource for loan servicing, technology, information services and loan production. CFC owns all of the outstanding voting common stock and a 1% economic interest in INMC, and CWM owns all of the outstanding non-voting preferred stock and a 99% economic interest in INMC.

HISTORICAL OPERATIONS

Prior to the initiation of the Company's mortgage conduit and warehouse lending operations in 1993 and the initiation of its construction lending operations in 1994, the Company was principally a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage-backed securities representing interests in such loans. The Company's mortgage investment portfolio consisted primarily of fixed-rate mortgage pass-through certificates issued by FHLMC or FNMA (collectively, "Agency Securities") and nonconforming mortgage loans. The principal source of earnings for the Company historically had been interest income generated from investments in such mortgage loans and mortgage-backed securities, net of the interest expense on the CMOs or reverse-repurchase agreements used to finance such mortgage investments. In 1987, CWM began to invest in Agency Securities representing undivided interests in pools of adjustable-rate mortgages ("Agency ARMs") purchased through various broker-dealers and financed primarily through reverse-repurchase agreements. During 1992, CWM sold substantially all of its portfolio of Agency ARMs, resulting in a gain of approximately $9 million, and the remainder of such portfolio was sold during the first quarter of 1993 at its approximate carrying value.

During 1992, 1993 and continuing in the beginning of 1994, long-term interest rates, including mortgage rates, fell to their lowest levels in nearly 20 years. These lower interest rates affected CWM's portfolios of fixed-rate and ARM assets and their related debt in dramatically different fashions. The portfolio of mortgage investments financed by CMOs experienced substantial prepayments, resulting in significantly decreased net earnings, and as mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses on the portfolio were realized. The portfolio of Agency ARMs served in part as a hedge against the effects of declining interest rates. The decline in interest rates lowered the cost of financing this portfolio through reverse-repurchase agreements substantially more quickly than the level of interest income earned on the Agency ARMs declined and, consequently, the net interest income generated from the Agency ARMs portfolio improved significantly. During 1992, CWM sold substantially all of its Agency ARMs to recognize the increased market values of these assets and to provide capital for CWM's new operating plan. These sales helped to offset the negative effects of lower interest rates and higher prepayment rates on the performance of CWM's CMO portfolio. Regardless of the level of interest rates or prepayments, CWM anticipates no significant earnings from this CMO portfolio. Any continued negative performance of this CMO portfolio will continue to adversely impact the earnings of CWM to the extent of its investment in such portfolio.

COMPETITION

In purchasing mortgage loans and issuing mortgage-backed securities, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, FNMA, FHLMC, GNMA, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. Mortgage-backed securities issued through the Company's mortgage conduit operations face competition from other investment opportunities available to prospective investors.

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

The Company also faces competition in its warehouse lending operations from banks and other warehouse lenders, including investment banks and other financial institutions who offer warehouse financing through the use of reverse-repurchase agreements. Similarly, the Company faces competition in its construction lending operations from banks and other financial institutions. Many of the institutions with which the Company competes in its mortgage conduit, warehouse lending and construction lending operations have significantly greater financial resources than the Company.

EMPLOYEES

All employees and operating management of the Company are presently employees of CAMC, a CCI subsidiary and manager of the Company. As of December 31, 1994, CAMC had 138 employees dedicated to the Company's mortgage conduit, warehouse lending, construction lending and other operations.

ITEM 2.  PROPERTIES
-------  ----------

The primary executive and administrative offices of the Company and its subsidiaries are located at 35 North Lake Avenue, Pasadena, California, and consist of approximately 25,000 square feet. The principal lease covering such space expires in the year 2001.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR CWM'S STOCK AND RELATED SECURITY HOLDER MATTERS
------- ----------------------------------------------------------

CWM's Common Stock became listed on the New York Stock Exchange in November 1986 (Symbol: CWM).

The following table sets forth the high and low closing prices for the Common Stock of CWM (as reported by NYSE), for the years ended December 31, 1994 and 1993 and cash dividends declared for earnings of the periods as indicated:

                     1994               1993              CASH DIVIDENDS
                     HIGH      LOW      HIGH      LOW          1994        1993
First Quarter       $11 3/4   $9 1/2   $ 6 3/4   $5 1/4        $.16        $.12
Second Quarter       10 3/8    7         6 3/4    5 5/8         .18         .12
Third Quarter         9 1/8    7 1/8    10 1/8    5 3/4         .26         .12
Fourth Quarter        9 3/8    7 5/8    11 3/8    8 1/4         .27         .12

As of March 1, 1995, CWM's Common Stock was held by 1,854 shareholders of record.

CWM declared quarterly cash dividends for earnings aggregating $.87 for the year ending December 31, 1994 and $.48 for the year ending December 31, 1993. On January 16, 1995, CWM declared a cash dividend for the fourth quarter of 1994 of $.27 per share, payable March 8, 1995, to shareholders of record on February 21, 1995.

CWM maintains a dividend reinvestment plan for shareholders who wish to reinvest their cash dividends in additional shares of Common Stock. The dividend reinvestment plan currently provides for the purchase of additional shares of Common Stock on the open market for the accounts of its participants.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
(Dollar amounts in thousands, except per share data)

                                                                                 December 31,
                                               ---------------------------------------------------------------------------
                                                    1994            1993          1992            1991           1990
                                               ------------    ------------   ------------    ------------    ------------
Selected Consolidated
Statements of Earnings Data
For The Year Ended
 Interest income                               $    92,119     $    65,504     $   106,070     $  148,634      $  162,013
 Interest expense                                   66,700          65,312         107,511         35,395         149,511
                                               -----------     -----------    ------------    -----------     -----------
 Net interest income (expense)                      25,419             192          (1,441)        13,239          12,502
 Equity in earnings of INMC                          5,624           2,523               -              -               -
 Gain on sale of mortgage loans
   and securities                                        -             917           9,031            735               -
 Other                                                 885             797               -              -               -
 Expenses                                            4,097           1,949           2,603          3,107           2,989
                                               -----------     -----------    ------------    -----------     -----------
 Net earnings                                       27,831           2,480           4,987         10,867           9,513
                                               ===========     ===========    ============    ===========     ===========

 Earnings per share                                  $0.86           $0.13           $0.36          $0.78          $0.70
                                               ===========     ===========    ============    ===========     ===========

 Cash dividends per share                            $0.87           $0.48           $0.48          $0.78          $0.69
 Weighted average
   shares outstanding                           32,183,850      18,578,307      13,978,683     13,924,326     13,645,000

Selected Consolidated
Balance Sheet Data
At Year End
 Mortgage loans held for sale                  $   608,240     $   794,132        $      -        $     -    $        -
 Mortgage loans held for investment                899,672               -               -              -             -
 Collateral for CMOs                               233,690         402,503         620,411      1,118,321     1,296,358
 Revolving warehouse lines of credit                69,591          92,058               -              -             -
 Total assets                                    1,997,644       1,396,738         714,225      1,852,057     1,737,731

 Short-term borrowings                           1,534,189         770,334          21,944        688,860       394,056
 Collateralized mortgage obligations               202,259         365,886         571,857      1,040,495     1,220,905
 Shareholders' equity                              256,020         250,608         119,995        122,403       121,147

 Number of shares outstanding                   32,281,156      32,020,484      13,980,387     13,976,375    13,645,000

 Book value per share                                $7.93           $7.83           $8.58          $8.76         $8.88

Selected other data:
 Mortgage loans acquired                       $ 5,985,466     $ 3,420,263               -              -             -
 INMC master servicing portfolio               $ 6,818,000     $ 1,977,000               -              -             -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


GENERAL

CWM Mortgage Holdings, Inc. was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" means the parent company, its consolidated subsidiaries and Independent National Mortgage Corporation ("INMC"), which is not consolidated with CWM for financial reporting purposes.

During the first quarter of 1993, the Company commenced operations of a mortgage loan conduit, which purchases mortgage loans from mortgage bankers and financial institutions that generally retain the servicing rights. As a mortgage loan conduit, the Company is an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities secured by, or representing an ownership interest in, such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans. All loans purchased by CWM for which a REMIC transaction or whole loan sale is contemplated are committed for sale to INMC at the same price at which the loans were acquired by CWM. INMC does not purchase any loans from entities other than CWM. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization the net interest earned on its long-term investment portfolio and master servicing fee income. In addition, the Company earns fee income and net interest income through its warehouse lending operations which provide warehouse and other types of credit to third-party mortgage loan originators. Through its warehouse lending operations, financing is provided to small-and medium-size mortgage originators for the origination and sale of mortgage loans, the retention, acquisition or sale of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In August 1994, the Company commenced its construction lending operations. The Company offers both single-family subdivision construction lending to small-to-medium size builders (tract construction) and construction to permanent financing to individual borrowers who wish to construct or remodel their primary or secondary residences. Under the construction to permanent program, one set of documents supports both the construction and permanent phases of the loan.
As of December 31, 1994, $4.3 million and $2.6 million were outstanding under the tract construction and construction to permanent programs, respectively.

Prior to 1993, the Company's principal source of earnings had been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio") and net interest income earned from its portfolio of adjustable rate mortgage-backed securities financed with reverse-repurchase agreements. The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans as discussed below.

During 1993 and the first quarter of 1994, low mortgage interest rates resulted in continued high prepayment rates which adversely impacted the net interest income earned on the CMO Portfolio. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the existing mortgage loans generally tend to increase as mortgagors refinance their loans. The cash flow generated by these prepayments is used to repay the CMOs collateralized by these mortgage loans. However, the remaining loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced substantial prepayments during all of 1993 and the beginning of 1994, and since loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. However, due to a decrease in the size of the CMO Portfolio and a decrease in prepayment activity, which was the result of the increase in interest rates beginning in early 1994, there was a decrease in the net interest expense realized on the portfolio during 1994 compared to 1993.

Although higher interest rates have decreased prepayments and the negative impact on the Company's earnings from its CMO Portfolio, higher interest rates have resulted in increased competition in the market for mortgage-backed securities, increased hedging costs and lower margins. Higher interest rates have also resulted in a decrease in the volume of mortgage loans purchased and warehouse lines outstanding. In addition, the increase in interest rates has affected the types of loans currently being purchased, as the market shifted from primarily fixed-rate mortgages to adjustable-rate mortgages ("ARMs"). This trend has resulted in the reduction of net interest income earned during the loan accumulation phase due to the lower interest rates typically applicable during the initial phases of an adjustable-rate loan.

FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: Through its mortgage loan conduit operations, the Company purchases jumbo and other nonconforming loans from mortgage originators who generally retain the mortgage loan servicing rights. During 1994, CWM purchased $6.0 billion of such mortgage loans, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements. In general, the Company, through INMC, sells the loans in the form of real estate mortgage investment conduits ("REMICs") or whole loan sales or, alternatively, through CWM, invests in the loans on a long-term basis using financing provided by CMOs or reverse-repurchase agreements. During 1994, INMC sold $5.1 billion of mortgage loans through the issuance of REMIC securities and the sale of whole loans. In addition, at December 31, 1994 the Company held $899.7 million in mortgage loans as long-term investments.

The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators to finance mortgage loans from the closing of a loan until it is sold to a permanent investor. In addition, financing is also provided for the retention or acquisition of servicing rights, receivables generated through the sales of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an
investor.   At December 31, 1994, CWM had extended committed lines of credit under these programs in an aggregate amount of $396.8 million, of which $69.6 million was outstanding. Reverse-repurchase agreements associated with CWM's financing of these lines of credit totaled $49.0 million at December 31, 1994.

The Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, which is required to be adopted by the Company in 1995. As it affects the Company, the Statement is applicable only to its revolving warehouse lines of credit and construction loans and is not expected to have any material impact on the Company's financial results.

CMO PORTFOLIO: As of December 31, 1994, the CMO Portfolio was comprised of 15 series of CMOs issued from CWM's inception through 1990 ("Pre-1993 CMO Portfolio") and two series of CMOs which were issued in 1993 by CWM in connection with its mortgage conduit operation. Disclosures relative to the "CMO Portfolio" include both groups of CMOs.

Collateral for CMOs decreased from $402.5 million at December 31, 1993 to $233.7 million at December 31, 1994. This decrease of $168.8 million included repayments (including prepayments and premium and discount amortization) of $149.2 million and decreases in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $17.8 million and $1.8 million respectively. CWM's CMOs outstanding decreased to $202.3 million at December 31, 1994 from $365.9 million at December 31, 1993. This decrease of $163.6 million resulted from principal payments (including discount amortization) on CMOs of $161.9 million and a decrease in accrued interest payable on CMOs of $1.7 million.

When interest rates decline, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these unanticipated prepayments is ultimately used by CWM to repay the CMOs since they are collateralized by these mortgages. When interest rates decline and prepayments increase, the net yield achieved from CWM's net investment in the CMO Portfolio is adversely impacted due to factors which are explained below.

RESULTS OF OPERATIONS 1994 COMPARED TO 1993

NET EARNINGS: CWM's net earnings were $27.8 million or $0.86 per share, based on 32,183,850 weighted average shares outstanding for 1994 compared to $2.5 million or $0.13 per share, based on 18,578,307 weighted average shares outstanding for 1993. The increase in net earnings of $25.3 million was primarily due to an increase in earnings of $18.5 million associated with CWM's mortgage conduit activities, including its equity in earnings of INMC, and its warehouse lending operations, combined with a decrease in the loss associated with the CMO Portfolio of $6.8 million.

The increase in net earnings related to CWM's mortgage conduit activities is principally due to an increase in net interest income and equity in earnings of INMC of $17.4 million and $3.1 million, respectively, combined with an increase in other net revenues of $88,000, and offset by an increase in expenses of $2.1 million.

The decrease in the net loss on the CMO Portfolio is due to a decrease in net interest expense of $7.8 million, offset by an increase in costs related to the administration of the CMO Portfolio of $46,000 and a gain of $917,000 related to the sale of mortgage-backed securities that collateralized two CMO series redeemed in 1993. There was no such gain in 1994.

INTEREST INCOME:   Total interest income was $92.1 million for 1994 and $65.5 million for 1993. Interest income earned on mortgage loans held for sale and revolving warehouse lines of credit was $34.2 million and $4.4 million, respectively, for 1994. Interest earned on mortgage loans held for sale and revolving warehouse lines of credit was $20.5 million and $1.7 million, respectively for 1993. The weighted average principal balance of mortgage loans held for sale and revolving warehouse lines of credit approximated $470.7 million and $57.9 million, respectively, for 1994 and earned interest at an effective yield of approximately 7.27% and 7.53%, respectively, compared to weighted average balances of $281.9 million and $25.3 million, respectively for 1993. Interest on mortgage loans held for sale and warehouse lines of credit was earned at an effective yield of 7.26% and 6.54%, respectively for 1993.

Interest income earned on mortgage loans held for investment was $20.2 million during 1994. The weighted average principal balance was $272.8 million during 1994 and earned interest at an effective yield of 7.39%. The Company began investing in mortgage loans during 1994, and therefore no such income was reported in 1993.

Interest income on collateral for CMOs was $21.7 million and $41.7 million for 1994 and 1993, respectively. The decline was attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $550.5 million for 1993 to $290.2 million for 1994, combined with a decrease in the effective yield earned on the collateral from 7.57% in 1993 to 7.47% in 1994. The decrease in the average balance of collateral for CMOs and the effective interest yield earned thereon was due to the relatively low interest rate environment experienced during 1993 and the first part of 1994 which resulted in significant prepayment activity. The rate of prepayments (including repayments) was 36% and 50% in 1994 and 1993, respectively. In a declining interest rate environment, loans with higher interest rates prepay faster than loans with lower interest rates, resulting in a lower overall effective yield. In addition, the interest income was reduced on collateral for CMOs by the amortization of premiums paid in connection with acquiring the portfolio and a delay in the receipt of prepayments and temporary investment in lower yielding short-term investments (GICs) until such amounts were used to repay CMOs.

Interest income on adjustable-rate mortgage securities (the "ARM Portfolio") amounted to $674,000 for 1993 These securities were liquidated in the first quarter of 1993 and therefore no such interest was earned during 1994. The net proceeds from the sale of these securities were deployed in the mortgage loan conduit and warehouse lending operations.

MASTER SERVICING, NET: Beginning in the second quarter of 1994, INMC began to repay its debt to CWM by the transfer of its master servicing fees receivable asset from INMC to CWM at its then carrying value which approximated market value. In addition, in October 1994, CWM began investing in master servicing fees receivable associated with REMIC securities issued by INMC. Accordingly, as of December 31, 1994, CWM had master servicing fees receivable totaling $121.0 million. Gross master servicing income for CWM was $14.7 million for the year ended December 31, 1994. This gross income was offset by amortization of master servicing fees receivable of $7.5 million for the year ended December 31, 1994, including $411,000 of unscheduled amortization.

In September 1994, the Company began securitizing master servicing fees receivable in order to allow for financing of this asset. As of December 31, 1994, master servicing fees receivable totaled $121.0 million for CWM, all of which was securitized, and $116.2 million was pledged as collateral for borrowings totaling $68.4 million under reverse-repurchase agreements. Such borrowings had original maturities of less than 31 days and a weighted average interest rate of 6.30% as of December 31, 1994.

INTEREST EXPENSE: For 1994 and 1993, total interest expense was $66.7 million and $65.3 million, respectively. Interest expense on reverse-repurchase agreements financing mortgage loans held for sale, mortgage loans held for investment, master servicing fees receivable and revolving warehouse lines of credit was $39.6 million during 1994 compared to $10.4 million during 1993. In 1993, there were no borrowings secured by master servicing fees receivable. The weighted average balance outstanding was $754.4 million and $271.2 million for 1994 and 1993, respectively. The effective yield was 5.25% and 3.82% for 1994 and 1993, respectively.

Interest expense on CMOs was $27.1 million and $55.0 million for 1994 and 1993, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $516.2 million for 1993 to $263.8 million for 1994, combined with a decrease in the weighted average cost of CMOs from 10.65% in 1993 to 10.28% in 1994. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. In general, the class of each series of CMO with the shortest maturity receives all principal payments until it is repaid in full. After the first class is retired, the second class will receive all principal payments until retired and so forth. Substantially all CMO bonds were structured with the shortest maturity class generally having the lowest interest rate and with interest rates increasing as the maturity of the class increases. Therefore, prepayments generally must first be applied to the class with the lowest interest rate, resulting in repayment of CMO classes with relatively low interest rates and increasing the weighted average interest rate of the remaining outstanding CMOs. However, the decrease in the weighted average cost of CMOs in 1994 compared to 1993 is due to a decrease in the amortization of original issue discounts and deferred bond issuance costs associated with the decrease in prepayment activity.

EQUITY IN EARNINGS OF INMC: During 1994, earnings of INMC, which was formed in 1993 and in which CWM owns 100% of the preferred stock and has a 99% economic interest, resulted principally from net interest income of $5.3 million, net master servicing income of $1.1 million, gains on sales of mortgage loans of $9.7 million, gains on sale of servicing of $7.3 million, expenses of $13.8 million and income taxes of $3.8 million. During 1993, earnings of INMC resulted principally from net interest income of $3.1 million, net master servicing expense of $4.5 million, gains on sales of mortgage loans of $8.4 million, expenses of $2.6 million and income taxes of $1.8 million.

As a result of its mortgage conduit operations, INMC began earning master servicing fee income. At December 31, 1994, INMC master serviced loans with principal balances aggregating $6.8 billion. The growth in the master servicing portfolio during 1993 and 1994 was the result of loan production volume from the Company's conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the master servicing portfolio at December 31, 1994 and 1993 was 7.38% and 7.21%, respectively.

Investments in master servicing fees receivable have characteristics comparable to "excess servicing" insofar as their value tends to decline as prepayment rates increase. The yield on this investment could decline considerably as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such assets. In this scenario, the Company would write down its master servicing fees receivable asset so that the remaining asset does not exceed the present value of future net master servicing income. During 1993, INMC experienced significant prepayment activity due to the low interest rate environment, requiring a write-down of master servicing fees receivable totaling $6.2 million. As a result, master servicing amortization was in excess of master servicing income. In 1994, there was no write-down of master servicing fees receivable due to the decrease in prepayment activity associated with rising interest rates.

In December 1993, to mitigate the effect on earnings of higher amortization (which is deducted from master servicing income) resulting from increased prepayment activity, INMC purchased call options on FNMA mortgage-backed securities which increase in value when interest rates decline. As of December 31, 1993, INMC had $300 million of call options on FNMA mortgage-backed securities which had a book value and an approximate fair market value of $4.1 million. Amortization of these options, which expired in June of 1994, totaled

$3.6 million and $150,000 in 1994 and 1993, respectively. There were no call options outstanding as of December 31, 1994.

The net earnings of INMC for 1993 do not include certain personnel and other operating expenses totaling $900,000 during the first six months of 1993 which were absorbed by Countrywide Asset Management Corporation (the "Manager") the under the terms of the Company's Management Agreement. INMC began paying all expenses of its new operations in June 1993. INMC's salaries and related expenses were $7.9 million and $1.7 million for 1994 and 1993, respectively. As of December 31, 1994 and 1993, the Manager employed approximately 117 and 55 employees, respectively, on behalf of INMC. General and administrative expenses incurred by INMC were $5.6 million and $892,000 for 1994 and 1993, respectively. This increase is due to the expansion that occurred in the conduit operation during 1994 as well as the fact that 1994 included a full year of expenses as compared to six months of expenses during 1993.

MANAGEMENT FEES:   For 1994, management fees were $1.2 million compared to
$400,000 for 1993. The increase was primarily due to incentive compensation of $941,000 payable to the Manager in 1994, directly related to the increase in CWM's earnings during 1994. The Manager waived 25% of its incentive compensation for 1994. Under the agreement with the Manager, all management fees were waived for 1993. Accordingly, such waived fees are reflected as an expense and a corresponding capital contribution in the accompanying financial statements.

RESULTS OF OPERATIONS 1993 COMPARED TO 1992

NET EARNINGS: CWM's net earnings were $2.5 million or $0.13 per share, based on 18,578,307 weighted average shares outstanding for 1993 compared to $5.0 million or $0.36 per share, based on 13,978,683 weighted average shares outstanding for 1992. The decrease in net earnings of $2.5 million was due to a decrease in earnings of $17.1 million associated with the Pre-1993 CMO Portfolio and the ARM Portfolio, offset by an increase in earnings of $14.2 million associated with the mortgage conduit and warehouse lending operations. In addition, CWM's fixed organizational expenses decreased by $358,000.

The decrease in net earnings on the Pre-1993 CMO and ARM Portfolios was primarily due to decreases in net interest income and in gains of approximately $12.8 million and $7.8 million, respectively, associated with the sale of substantially all of the Company's investment in adjustable-rate mortgage-backed securities in 1992. These decreases were offset by the decrease in net interest expense on the Pre-1993 CMO Portfolio of $3.4 million. In addition, gains decreased by $283,000 related to the redemption of one CMO series in 1992 and two CMO series in 1993. The earnings associated with the operation of the Company's warehouse lending program were $1.7 million in 1993. The earnings from the conduit operations totaled $9.9 million in addition to CWM's $2.5 million equity in earnings of INMC.

INTEREST INCOME:   Total interest income was $65.5 million for 1993 and $106.1 million for 1992. Interest income on collateral for CMOs was $41.7 million and $68.7 million for 1993 and 1992, respectively. The decline was attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $847.7 million for 1992 to $550.5 million for 1993, combined with a decrease in the effective yield earned on the collateral from 8.10% in 1992 to 7.57% in 1993. The decrease in the average balance of collateral for CMOs and the effective interest yield earned thereon was due to the continued low interest rate environment experienced in 1993 which resulted in significant prepayment activity. The rate of prepayments (including repayments) was 50% in 1993 compared to

42% in 1992. In a declining interest rate environment, loans with higher interest rates prepay faster than loans with lower interest rates, resulting in a lower overall effective yield. In addition, the interest income was reduced on collateral for CMOs by the amortization of premiums paid in connection with acquiring the portfolio, and a delay in the receipt of prepayments and temporary investment in lower yielding short-term investments (GICs) until such amounts were used to repay CMOs.

Interest income earned on mortgage loans held for sale and revolving warehouse lines of credit was $20.5 million and $1.7 million, respectively, for 1993. The weighted average principal balance of mortgage loans held for sale and revolving warehouse lines of credit approximated $281.9 million and $25.3 million, respectively, for 1993 and earned interest at an effective yield of approximately 7.26% and 6.54%, respectively. These operations commenced in 1993; therefore, there was no such income in 1992.

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

EQUITY IN EARNINGS OF INMC: The earnings of INMC, which was formed in 1993 and in which CWM owns 100% of the preferred stock and has a 99% economic interest, resulted principally from interest income, net of interest expense of $3.1 million and net master servicing expense of $4.5 million, gains on sales of mortgage loans of $8.4 million, expenses of $2.6 million and income taxes of $1.8 million.

As a result of the new mortgage conduit operations, INMC began earning master servicing fee income. At December 31, 1993, INMC master serviced loans with principal balances aggregating $2.0 billion. The growth in the master servicing portfolio during 1993 was the result of loan production volume from the Company's new conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the master servicing portfolio at December 31, 1993 was 7.21%. During 1993, INMC experienced significant prepayment activity due to the low interest rate environment resulting in a write-down of master servicing fees receivable totaling $6.2 million.

MANAGEMENT FEES:   For 1993, management fees were $400,000 compared to $997,000 for 1992. The decrease was primarily due to a decrease in the base management fee. In addition, included in management fees for 1992 were $254,000 in fees associated with the management of the CMO Portfolio. There were no such fees in 1993 due to a change in the Management Agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the sale of REMIC securities and CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. CWM may also borrow up to $10 million from Countrywide Funding Corporation ("CFC") to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings can be made pursuant to a one-year, unsecured line of credit which expires on September 30, 1995, subject to extension by CFC and CWM. As of December 31, 1994, CWM had no outstanding borrowings under this agreement, and no drawings were made by CWM pursuant to this agreement during 1994.

CWM has established a committed reverse-repurchase facility with a lender, in an aggregate amount up to $500 million (with a decreasing annual credit limit), for its mortgage conduit and warehouse lending operations. The expiration date for this repurchase facility is April 1, 1996. CWM has also obtained credit approval from the same lender to enter into additional reverse-repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. In August 1994, the Company entered into a committed reverse-repurchase-facility with another lender in an aggregate amount of $300 million for the Company's mortgage conduit and warehouse lending operations. This agreement expires in August 1996. As of December 31, 1994, CWM had $1.5 billion outstanding under these repurchase facilities.

In October 1994, CWM signed a master repurchase agreement with a lender in an aggregate amount of $225 million, to provide financing for certain master servicing fees receivable and mortgage-related securities that have been retained or purchased by CWM or INMC. This agreement expires two years from the date of execution. As of December 31, 1994, CWM had $68.4 million outstanding under this facility.


In December 1994, the Company entered into a master repurchase agreement with a third lender to provide a committed line of credit in the amount of $500 million for the Company's mortgage conduit and warehouse lending operations. This agreement expires two years from the date of execution. As of December 31, 1994, there were no amounts outstanding under this credit facility.

None of the foregoing lenders (other than the $10 million line provided by CFC) are affiliated with the Company. CWM may, to the extent permitted by its Bylaws, issue other debt securities or incur other types of indebtedness from time to time.


Management believes that the cash flow from operations and the current and potential financing arrangements are sufficient to meet current liquidity requirements.

INFLATION

Interest rates often increase during periods of inflation. Higher interest rates may depress the market value of the Company's investment portfolio if the yield on such investments does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for investments that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on investments that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgage investments prepay. A decrease in the rate of prepayments may lengthen the estimated average lives for the underlying mortgages with respect to master servicing fees receivable and for classes of the CMOs issued by CWM and may result in higher residual cash flows from the CMOs than would otherwise have been obtained. However, higher interest rates may otherwise adversely affect the Company's mortgage conduit, warehouse lending and construction lending operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
-------  ------------------------------------------

The information called for by this item 8 is hereby incorporated by reference to CWM's Consolidated Financial Statements and Report of Independent Certified Public Accountants beginning at Page F-1 of this Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ----------------------------------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this Item 10 as to directors and executive officers of CWM is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

For a listing of the directors and principal executives of Countrywide Asset Management Corporation, (the Company's manager) see Exhibit 99.1.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item 11 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item 12 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

          (3)  - Exhibits


Exhibit
   No.                             Description
-------                            -----------

3.1* Certificate of Incorporation for CWM, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q, for the quarter ended September 30, 1994).

3.2* Bylaws of CWM, as amended (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q, for the quarter ended June 30, 1993).

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

4.14* Series M Supplement, dated as of January 1, 1987, to the Indenture (incorporated by reference Exhibit 4.3 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

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

4.21* Indenture Supplement, dated as of September 1, 1987, among CMO III, Inc., CMO, Inc. and SPNB (incorporated by reference to Exhibit 4.2 to CMO III, Inc.'s. Form 8-K filed with the SEC on October 9, 1987).

4.22* Indenture dated as of November 20, 1990, between the Countrywide Cash Flow Bond Trust ("CCFBT") and BTC (incorporated by referenced to Exhibit
       4.22 to the Company's Form 10-K for the year ended December 31, 1990).

4.23* Indenture dated as of March 30, 1993 between Countrywide Mortgage Trust 1993-I (the "1993-I Trust") and State Street Bank and Trust Company (the "Bond Trustee") (incorporated by reference to Exhibit 4.1 to the Company's 10-Q for the quarter ended March 31, 1993) .

4.24* Indenture dated as of April 14, 1993 between Countrywide Mortgage Trust 1993-II (the "1993-II Trust") and the Bond Trustee (incorporated by reference to Exhibit 4.2 to the Company's 10-Q for the quarter ended March 31, 1993).

4.25 First Supplemental Indenture dated as of May 24, 1993 betwen the 1993-II Trust and the Bond Trustee.

4.26* 1994 Stock Incentive Plan adopted May 17, 1994 (incorporated by reference to Exhibit 4.1 to the Company's 10Q for the quarter ended September 30,
       1994).

10.1* 1994 Amended and Extended Management Agreement, dated as of May 15, 1994, between CWM and Countrywide Asset Management Corporation (the "Manager") (incorporated by reference to Exhibit 10.1 to the Company's Form 10Q for the quarter ended June 30, 1994).

10.2* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between CMI and Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed for the quarter ended June 30, 1987).

10.3* 1994 Amended and Extended Loan Purchase and Administrative Services Agreement, dated as of May 15, 1994, between CWM and CFC (incorporated by reference to Exhibit 10.1 to the Company's 10-Q for the quarter ended September 30, 1994).

10.4* 1988 Amended and Restated Submanagement Agreement, dated as of May 15, 1988, between CFC and the Manager (incorporated by reference to Exhibit
       10.4 to CMI's Form 10-Q for the quarter ended March 31, 1988).

10.5* 1985 Stock Option Plan adopted August 26, 1985, as amended February 12, 1987 (incorporated by reference to Exhibit 10.6 to CWM's (formerly known as Countrywide Mortgage Investments, Inc. ("CMI")) Form 10-K for the year ended December 31, 1986).

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

10.9* Servicing Agreement, dated as of November 15, 1986, among CMO, Inc., SPNB and CFC (incorporated by reference to Exhibit 10.1 to CMO, Inc.'s Form 8-K filed with the SEC on January 9, 1987).

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

10.31* Trust Agreement, dated as of November 20, 1990, between CMO III, Inc. and
       Wilmington Trust Company relating to the CCFBT (the "CCFBT Trust Agreement") (incorporated by reference to Exhibit 10.31 to CMI's Form 10-K for the year ended December 31, 1990).

10.32* Guaranty, dated as of November 20, 1990, by CMI of obligations of CMO
       III, Inc. under the CCFBT Trust Agreement (incorporated by reference to
       Exhibit 10.32 to CMI's  Form 10-K for the year ended December 31, 1990).

10.33* Management Agreement, dated as of November 20, 1990, between CCFBT and the Manager (incorporated by reference to Exhibit 10.33 to CMI's Form 10-K for the year ended December 31, 1990).

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

10.40* First Amendment dated as of March 30, 1993 to Agreement between
       Countrywide Mortgage Obligations II, Inc. and CMI (incorporated by reference to Exhibit 10.5 to CMI's 10-Q for the quarter ended March 31,
       1993).

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

10.49* Custody Agreement dated as of April 5, 1993 among CMI, Merrill Lynch
       Mortgage Capital, Inc. and State Street Bank and Trust Company of California, N.A., Custodian (incorporated by reference to Exhibit 10.10 to CMI's 10-Q for the quarter ended June 30, 1993).

10.50* Master Repurchase Agreement dated as of April 5, 1993 between CMI and
       Merrill Lynch Mortgage Capital, Inc. (incorporated by reference to
       Exhibit 10.11 to CMI's 10-Q for the quarter ended June 30, 1993).

10.51* Master Repurchase Agreement dated October 1, 1993 between CMI and Merrill
       Lynch Mortgage Capital, Inc. (incorporated by Reference to Exhibit 10.52 to CWM's Form 10-K for the year ended December 31, 1994).

10.52* Financing Facility dated as of August 3, 1994 among CWM, INMC, WLCA and
       Nomura Asset Capital Corp. (incorporated by reference to Exhibit 10.2 to CWM's Form 10-Q for the quarter ended June 30, 1994).

10.53* Amended and Restated Credit Agreement, dated as of September 30, 1994 by and among CWM, Independent National Mortgage Corporation, Independent Lending Corporation and CFC (incorporated by reference to Exhibit 10.2 to CWM's Form 10-Q for the quarter ended September 30, 1994).

10.54* First Amendment to 1994 Amended and Extended Management Agreement, dated as of October 1, 1994, by and between CWM and Countrywide Asset Management Corporation (incorporated by reference to Exhibit 10.3 to CWM's Form 10-Q for the quarter ended September 30, 1994).

10.55* Master Assignment Agreement, dated as of October 28, 1994 between CWM and
       Merrill Lynch Mortgage Capital, Inc. and Master Repurchase Agreement dated as of October 28, 1994 between the Company and Merrill Lynch, Pierce, Fenner and Smith, Incorporated (incorporated by reference to
       Exhibit 10.4 to CWM's Form 10-Q for the quarter ended September 30,
       1994).

10.56* Wet Ink and Interim Funding Facility (Conforming and Nonconforming
       Mortgage Loans) dated December 9, 1994 by and among CWM Mortgage Holdings, Inc., Independent National Mortgage Corporation and Independent Lending Corporation and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 to CWM's Amendment No. 1 to S-3 Registration Statement (No. 33-56547) filed with the SEC on January 6, 1995). (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment of such omitted information.)

10.57* Promissory Note of CWM Mortgage Holdings, Inc., Independent National
       Mortgage Corporation and Independent Lending Corporation in favor of Lehman Commercial Paper, Inc. dated December 9, 1994 (incorporated by reference to Exhibit 10.2 to CWM's Amendment No. 1 to S-3 Registration Statement (No. 33-56547) filed with the SEC on January 6, 1995). (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment of such omitted information.)

10.58* Pledge Agreement dated as of December 9, 1994 by and among Lehman
       Commercial Paper, Inc. and CWM Mortgage Holdings, Inc., Independent National Mortgage Corporation and Independent Lending Corporation (incorporated by reference to Exhibit 10.3 to CWM's Amendment No. 2 to S-3 Registration Statement (No. 33-56547) filed with the SEC on February 1, 1995). (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment of such omitted information.)

10.59* Wet Ink and Interim Funding Facility Tri-Party Custody Agreement dated
       December 9, 1994 by and among CWM Mortgage Holding, Inc., Independent National Mortgage Corporation and Independent Lending Corporation and Lehman Commercial Paper Inc. and State Street Bank and Trust Company of California, N.A. (incorporated by reference to Exhibit 10.4 to CWM's Amendment No. 2 to S-3 Registration Statement (No. 33-56547) filed with the SEC on February 1, 1995).

10.60  Compensation Plan for Kellie Johnson.

21.1   List of Subsidiaries.

23.1   Consent of Grant Thornton LLP

99.1 Directors and Principal Executive Officers of Countrywide Asset Management Corporation (the Company's Manager)

*Incorporated by reference.

(B) - REPORTS ON FORM 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 30, 1995.

                                         CWM MORTGAGE HOLDINGS, INC.


                                     BY:       /s/  DAVID S. LOEB
                                         -------------------------------------
                                                     David S. Loeb
                                           Chairman of the Board of Directors
                                                and Chief Executive Officer

                               POWER OF ATTORNEY

Each person whose signature appears below hereby appoints David S. Loeb, Angelo
R. Mozilo and Michael W. Perry and any one of them, as his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, in any and all capacities, to sign any or all amendments to this report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                      DATE


     /s/ DAVID S. LOEB          Director, Chairman of the        March 30, 1995
----------------------------    Board of Directors and
         David S. Loeb          Chief Executive Officer


    /s/ ANGELO R. MOZILO        Director, Vice Chairman of       March 30, 1995
----------------------------    the Board of Directors
        Angelo R. Mozilo        and President


    /s/ MICHAEL W. PERRY        Executive Vice President         March 30, 1995
----------------------------    and Chief Operating Officer
        Michael W. Perry        (Principal Financial Officer)


    /s/ CARMELLA L. GRAHN       Senior Vice President            March 30, 1995
----------------------------    and Chief Accounting Officer
        Carmella L. Grahn       (Principal Accounting Officer)


    /s/ LYLE E. GRAMLEY         Director                         March 30, 1995
----------------------------
        Lyle E. Gramley


   /s/ THOMAS J. KEARNS         Director                         March 30, 1995
----------------------------
       Thomas J. Kearns


/s/ FREDERICK J. NAPOLITANO     Director                         March 30, 1995
----------------------------
    Frederick J. Napolitano

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                          CWM MORTGAGE HOLDINGS, INC.
                                AND SUBSIDIARIES

                        December 31, 1994, 1993 and 1992

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                         December 31, 1994, 1993, 1992



CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------

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

Schedules
       Schedule II - Valuation and Qualifying Accounts
       Schedule IV - Mortgage Loans on Real Estate

       All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT NATIONAL MORTGAGE CORPORATION
-----------------------------------------

Report of Independent Certified Public Accountants        F-22

Financial Statements
       Balance Sheet                                      F-23
       Statement of Earnings                              F-24
       Statement of Shareholders' Equity                  F-25
       Statement of Cash Flows                            F-26
       Notes to Financial Statements                      F-27


REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
CWM Mortgage Holdings, Inc.


We have audited the accompanying consolidated balance sheets of CWM Mortgage Holdings, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CWM Mortgage Holdings, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

We have also audited Schedule IV of CWM Mortgage Holdings, Inc. and subsidiaries for the year ended December 31, 1994, and Schedule II for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Los Angeles, California
March 14, 1995

CWM Mortgage Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands)

                                                                                                December 31,
                                                                                -----------------------------------------
                                                                                       1994                  1993
                                                                                -------------------   -------------------
ASSETS

Mortgage assets
  Mortgage loans held for sale                                                       $     608,240         $     794,132
  Mortgage loans held for investment                                                       899,672                     -
  Collateral for CMOs                                                                      233,690               402,503
  Master servicing fees receivable                                                         120,954                     -
  Construction loans receivable                                                              6,370                     -
Revolving warehouse lines of credit                                                         69,591                92,058
Cash                                                                                         2,605                 7,099
Investment in and advances to INMC                                                          40,032                90,394
Other assets                                                                                16,490                10,552
                                                                                -------------------   -------------------
    Total assets                                                                   $     1,997,644       $     1,396,738
                                                                                ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                                      $     1,534,189         $     770,334
Collateralized mortgage obligations                                                        202,259               365,886
Accounts payable and accrued liabilities                                                     5,176                 9,910
                                                                                -------------------   -------------------
    Total liabilities                                                                    1,741,624             1,146,130

Commitments and contingencies                                                                    -                     -

Shareholders' equity
  Common stock - authorized, 60,000,000 shares of
   $.01 par value; issued and outstanding, 32,281,156
   shares in 1994 and 32,020,484 in 1993                                                       323                   320
  Additional paid-in capital                                                               258,240               256,587
  Net unrealized gain on available-for-sale mortgage
   securities held by INMC                                                                    (890)                    -
  Cumulative earnings                                                                      100,137                72,306
  Cumulative distributions to shareholders                                                (101,790)              (78,605)
                                                                                -------------------   -------------------
    Total shareholders' equity                                                             256,020               250,608
                                                                                -------------------   -------------------
  Total liabilities and shareholders' equity                                        $    1,997,644        $    1,396,738
                                                                                ===================   ===================

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)

                                                                                         Year ended December 31,
                                                                         ---------------------------------------------------
                                                                              1994               1993              1992
                                                                         ---------------    ---------------    -------------
REVENUES

  Interest income
    Mortgage loans held for sale                                            $    34,238        $    20,454       $          -
    Mortgage loans held for investment                                           20,161                  -                  -
    Collateral for CMOs                                                          21,679             41,685             68,692
    Master servicing, net                                                         7,203                  -                  -
    Adjustable-rate mortgage-backed securities                                        -                674             37,378
    Revolving warehouse lines of credit                                           4,363              1,655                  -
    Advances to INMC                                                              4,279                914                  -
    Other                                                                           196                122                  -
                                                                        ---------------    ---------------      -------------
      Total interest income                                                      92,119             65,504            106,070

  Interest expense
    Reverse-repurchase agreements                                                39,585             10,354             23,953
    Collateralized mortgage obligations                                          27,115             54,958             83,558
                                                                        ---------------    ---------------      -------------
      Total interest expense                                                     66,700             65,312            107,511

        Net interest income (expense)                                            25,419                192             (1,441)

  Equity in earnings of INMC                                                      5,624              2,523                  -
  Gain on sale of mortgage securities                                                 -                917              9,031
  Other                                                                             885                797                  -
                                                                        ---------------    ---------------      -------------
        Net revenues                                                             31,928              4,429              7,590

EXPENSES
  General and administrative                                                      2,902              1,549              1,606
  Management fees to affiliate                                                    1,195                400                997
                                                                        ---------------    ---------------      -------------
        Total expenses                                                            4,097              1,949              2,603
                                                                        ---------------    ---------------      -------------

NET EARNINGS                                                                $    27,831         $    2,480         $    4,987
                                                                        ===============    ===============      =============

EARNINGS PER SHARE                                                                $0.86              $0.13              $0.36
                                                                        ===============    ===============      =============

Weighted average shares outstanding                                          32,183,850         18,578,307         13,978,683
                                                                        ===============    ===============      =============

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except share data)

                                                                           Unrealized
                                                                          loss on avail-
                                                              Additional  able-for-sale                 Cumulative
Three years ended                    Number of     Common       paid-in     mortgage      Cumulative   distribution
December 31, 1994                     shares        stock       capital    securities      earnings   to shareholders      Total
---------------------------------    ----------    ------     ----------  -------------   ----------  ---------------     ---------
Balance at December 31, 1991         13,976,375      $140        $119,436     $   -         $64,839       ($62,012)        $122,403

Common stock issued                       2,137         -              10         -               -              -               10
Common stock options exercised            1,875         -               8         -               -              -                8
Dividend reinvestment plan expense            -         -              (4)        -               -              -               (4)
Net earnings for the year                     -         -                         -           4,987              -            4,987
Cash dividends paid - $0.53
  per share                                   -         -               -         -               -         (7,409)          (7,409)
                                     ----------    ------     ----------- ---------       ----------  ------------        ---------

Balance at December 31, 1992         13,980,387       140         119,450         -          69,826        (69,421)         119,995

Common stock issued                  17,883,972       179         135,916         -               -              -          136,095
Common stock options exercised          156,125         1             821         -               -              -              822
Capital contribution by manager               -         -             400         -               -              -              400
Net earnings for the year                     -         -               -         -           2,480              -            2,480
Cash dividends paid - $0.48
  per share                                   -         -               -         -               -         (9,184)          (9,184)
                                     ----------    ------     ----------- ---------       ----------  ------------        ---------

Balance at December 31, 1993         32,020,484       320         256,587         -          72,306        (78,605)         250,608

Common stock issued                         922         -           1,339         -               -              -            1,339
Common stock options exercised          259,750         3               9         -               -              -               12
Capital contribution by manager               -         -             305         -               -              -              305
Unrealized loss on available-for-
  sale mortgage securities                    -         -               -      (890)              -              -             (890)
Net earnings for the year                     -         -               -         -          27,831              -           27,831
Cash dividends paid - $0.72
  per share                                   -         -               -         -               -         (23,185)        (23,185)
                                      ----------    ------     ----------- --------        ----------  ------------        ---------
Balance at December 31, 1994          32,281,156      $323        $258,240    $(890)        $100,137      ($101,790)        $256,020
                                      ==========    ======     =========== ========        ==========  ============        =========

The accompanying notes are an integral part of this statement.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                 Year ended December 31,
                                                               -----------------------------------------------------
                                                                     1994              1993              1992
                                                               ----------------  ----------------  -----------------
Cash flows from operating activities:
 Net earnings                                                       $   27,831         $   2,480          $   4,987
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization                                                        12,226            12,744             16,644
    Gain on sale of mortgage securities                                      -              (917)            (9,031)
    Equity in earnings of INMC                                          (5,624)           (2,523)                 -
    Purchases of mortgage loans held for sale                       (5,073,475)       (3,202,845)                 -
    Principal repayments and sale of mortgage loans
     held for sale and mortgage securities                           5,259,367         2,496,218            947,978
    Change in other assets and liabilities                             (12,394)            5,748            (21,350)
                                                               ----------------  ----------------  -----------------
    Net cash provided by (used in) operating activities                207,931          (689,095)           939,228

Cash flows from investing activities:
 Collateral for CMOs:
  Purchases of mortgage loans subsequently securitized                       -          (248,222)                 -
  Principal payments on collateral                                     147,429           401,106            502,713
  Net change in GICs held by trustees                                   17,810            22,923            (16,107)
  Proceeds from sale of collateral for CMOs, net                             -             2,641              6,090
                                                               ----------------  ----------------  -----------------
                                                                       165,239           178,448            492,696

 Purchases of mortgage loans held for investment                      (909,895)                -                  -
 Purchases of adjustable-rate mortgage-backed securities                     -                 -           (326,410)
 Principal repayments on mortgage loans held for investment             12,750                 -                  -
 Investment in master servicing fees receivable                         (6,167)                -                  -
 Net decrease (increase) in revolving warehouse lines of credit         22,267           (92,058)                 -
 Net increase in construction loans receivable                          (6,670)                -                  -
 Decrease in short-term investments                                          -                 -              8,276
 Investment in INMC                                                     (6,905)           (9,405)                 -
 Advances to INMC, net of cash repayments                              (60,311)          (78,466)                 -
                                                               ----------------  ----------------  -----------------
    Net cash (used in) provided by investing activities               (789,692)           (1,481)           174,562

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                       -            239,659                 -
  Principal payments on securities                                    (165,059)         (418,534)          (439,473)
                                                               ----------------  ----------------  -----------------
                                                                      (165,059)         (178,875)          (439,473)

 Net increase (decrease) in reverse-repurchase agreements               763,855          748,390           (666,910)
 Net proceeds from issuance of common stock                               1,656          137,317                  -
 Cash dividends paid                                                   (23,185)           (9,184)            (7,409)
                                                               ----------------  ----------------  -----------------
    Net cash provided by (used in) financing activities                577,267           697,648         (1,113,792)
                                                               ----------------  ----------------  -----------------
Net (decrease) increase in cash                                         (4,494)            7,072                 (2)
Cash at beginning of period                                              7,099                27                 29
                                                               ----------------  ----------------  -----------------
Cash at end of period                                                  $ 2,605           $ 7,099               $ 27
                                                               ================  ================  =================
 Supplemental cash flow information:
    Cash paid for interest                                            $ 56,885          $ 54,925          $ 103,279
                                                               ================  ================  =================

 Supplemental disclosure of noncash activity:
    INMC transferred $122,313 of master servicing fees receivable to CWM as repayment of advances.

The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its consolidated subsidiaries ("CWM"). CWM owns all the preferred stock and has a 99% economic interest in Independent National Mortgage Corporation ("INMC"), a taxable corporation established in April 1993. CWM's investment in INMC is accounted for under a method similar to the equity method. The directors and senior officers of INMC are also senior officers of CWM. In addition, INMC's operations and technology are dependent upon and closely integrated with CWM, and CWM is the sole supplier of mortgage loans purchased by INMC. Accordingly, INMC is accounted for under a method similar to the equity method because CWM (as opposed to affiliates of CWM) has the ability to exercise significant influence over the financial and operating policies of INMC through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by CWM's share of earnings or losses and decreased by dividends received. References to the "Company" means the parent company, its consolidated subsidiaries and INMC.

All material intercompany balances and transactions with CWM's consolidated subsidiaries have been eliminated in consolidation. Certain amounts for 1992 and 1993 have been reclassified to conform to the 1994 presentation.

NOTE B - NEW OPERATIONS

Historically, CWM's principal source of earnings has been net interest income generated from mortgage investments which were primarily financed through the issuance of collateralized mortgage obligations ("CMOs"). In October 1992, CWM's Board of Directors approved a new operating plan, implementation of which was commenced in the first quarter of 1993. Under the new plan, the Company, through INMC, operates primarily as a "jumbo" and "nonconforming" mortgage loan conduit. As a jumbo and nonconforming mortgage loan conduit, the Company is an intermediary between the purchasers of mortgage loans and permanent investors in mortgage-backed securities secured by, or representing an ownership interest in, such mortgage loans. The Company purchases jumbo or nonconforming mortgage loans which have outstanding principal balances in excess of, or differ from, the guidelines of the government and the government-sponsored enterprises that guarantee mortgage-backed securities and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. Sellers generally retain the rights to service the mortgage loans purchased by the Company. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, net master servicing fees and the net interest earned on its long-term investment portfolio. In addition, the Company earns fee income and net interest income through its construction lending operations and warehouse lending programs which provide a variety of types of revolving warehouse loans to third-party mortgage loan originators.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Mortgage Loans Held for Sale

   Mortgage loans held for sale are carried at the lower of cost or market, computed by the aggregate method. All loans purchased by CWM, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to INMC at the same price for which the loans were acquired by CWM. CWM does not sell any loans to entities other than INMC.

2. Mortgage Loans Held for Investment

   CWM purchases certain mortgage loans to be held as long-term investments. In addition, mortgage loans transferred from mortgage loans held for sale to mortgage loans held for investment are recorded at market value on the date of transfer. Mortgage loans held for investment include various types of adjustable-rate loans secured by mortgages on single-family residential real estate. Approximately 63% of the mortgage loans held for investment at December 31, 1994 were collateralized by properties located in California. The premiums and discounts and the market valuation related to these loans are amortized over the estimated life of the loans using the level-yield method. Loans greater than ninety days past due are evaluated for collectibility and, if appropriate, previously accrued interest is reversed. As of December 31, 1994, no loans were on nonaccrual status and CWM had no allowance for loan losses.

3. Collateral for CMOs

   Collateral for CMOs consists of mortgage loans and mortgage-backed securities and is carried at the outstanding principal balances net of unamortized purchase discounts or premiums. Also included in collateral for CMOs are guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable related to such collateral.

4. Master Servicing Fees Receivable

   Beginning in the second quarter of 1994, INMC repaid certain advances received from CWM through a transfer of a portion of the master servicing fees receivable asset from INMC at its then carrying value which approximated market value. In addition, in October 1994, CWM began investing in master servicing fees receivable associated with REMIC securities issued by INMC.

   The weighted average discount rate inherent in the initial carrying amount of the master servicing fees was approximately 9.98%. In determining the appropriate discount rate to compute the carrying amount, CWM considers the discount rate inherent in the fair values of similar investments such as excess servicing, historical and expected prepayment assumptions, and required spreads against alternative investments. The asset is amortized over the lives of the underlying mortgages using the original discount rate and the effective yield method adjusted for the effects of prepayments. CWM intends to hold the master servicing fees receivable for investment.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. Construction Loans Receivable

   In August 1994, the Company began offering tract construction loans to developers and construction to permanent loans for individual borrowers through its construction lending division, Construction Lending Corporation of America ("CLCA"). Construction loans receivable are carried at the outstanding principal balance net of unamortized purchase discounts or premiums and net of allowance for losses. At December 31, 1994, the allowance for losses amounted to $300,000.

6. Revolving Warehouse Lines of Credit

   Revolving warehouse lines of credit are carried at their outstanding principal balance net of allowance for losses. At December 31, 1994, the allowance for losses amounted to $200,000.

7. Collateralized Mortgage Obligations (CMOs) and Deferred Issuance Costs

   Collateralized mortgage obligations are carried at their outstanding principal balances net of unamortized original issue discounts or premiums. Also included in CMOs is accrued interest payable on such obligations. Issuance costs have been deferred and are amortized to expense over the estimated life of the CMOs using the straight-line method with effect given to principal reductions. Such method does not result in any material difference than would be realized by utilizing the effective interest method. Unamortized deferred issuance costs are included in other assets in the consolidated balance sheets.

8. Revenue Recognition

   Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. Premiums paid and discounts obtained on mortgage loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Gains on sale of mortgage securities are recognized upon settlement. Substantially all commitment fees collected from seller/servicers are refunded as commitments are fulfilled. Such fees, with respect to expired unfilled commitments, are credited to income at the time of expiration of the related commitment.

   Premiums paid and discounts obtained on collateral for CMOs are amortized to interest income over the estimated life of the mortgage loans using the interest method with effect given to principal reductions.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9. Income Taxes

   CWM intends to operate so as to continue to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of CWM's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its shareholders, the distribution of which may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Accordingly, no provision for income taxes has been made for CWM. If in any tax year CWM should not qualify as a REIT, it would be taxed as a corporation and distributions to the shareholders would not be deductible in computing taxable income. If CWM were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

10.Earnings Per Share

   Earnings per share are computed on the basis of the weighted average number of common shares outstanding for the year which were 32,183,850, 18,578,307 and 13,978,683 for 1994, 1993 and 1992, respectively. The effect on earnings per share resulting from dilution upon exercise of stock options is not material in any year and is therefore not presented. Of the total dividends per share paid in 1993, approximately $0.45 represented a return of capital. There was no return of capital in 1994.

NOTE D - MORTGAGE LOANS HELD FOR SALE

Substantially all of the mortgage loans purchased by CWM are fixed-rate and adjustable-rate nonconforming mortgage loans secured by first liens on single-family residential properties. Approximately 25% of the mortgage loans held for sale at December 31, 1994 were collateralized by properties located in California. In 1994, CWM purchased mortgage loans with an aggregate principal balance of $5.1 billion and sold mortgage loans with an aggregate principal balance of $5.2 billion to INMC.

NOTE E  -  COLLATERAL FOR CMOS

Collateral for CMOs consists of fixed-rate mortgage loans, secured by first liens (enforceable through foreclosure proceedings) on single-family residential real estate, and mortgage-backed securities. During the year ended December
31, 1993, CWM pledged approximately $248.2 million of mortgage loans as collateral for two new series of CMOs.

All principal and interest on the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available for payment on the CMOs. Generally, any default of a mortgage loan which is the basis for a foreclosure action is covered (up to an aggregate benefit limit) under a pool insurance policy provided by a private mortgage insurer. Furthermore, CWM's mortgage-backed securities pledged to secure CMOs are guaranteed as to the repayment of principal and interest of the underlying mortgages by the Federal Home Loan Mortgage Corporation. The maximum amount of credit risk related to CWM's investment in mortgage loans is represented by the outstanding principal balance of the mortgage loans plus accrued interest.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


NOTE E  -  COLLATERAL FOR CMOS - CONTINUED

Collateral for CMOs is summarized as
follows:

(Dollar amounts in thousands)
                                         December 31,
                                     ---------------------
                                       1994         1993
                                     --------     --------
   Mortgage loans                    $105,635     $154,152
   Mortgage-backed securities         118,947      217,856
   GICs held by trustees                3,860       21,670
   Accrued Interest receivable          2,554        4,337
                                     --------     --------
                                      230,996      398,015
 Unamortized premiums, net              2,694        4,488
                                     --------     --------
 Collateral for CMOs                 $233,690     $402,503
                                     ========     ========

The mortgage loans and mortgage-backed securities, together with GICs, which are all held by trustees, collateralized 17 series of CMOs at December 31, 1994. A time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date CWM actually receives the cash related to the prepayment. During this interim period, CWM does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid, yet CWM is obligated to continue to pay interest during such period to the applicable investor. The weighted average coupon on collateral for CMOs, net of the related servicing fees, was 8.85% at December 31, 1994.

NOTE F - MASTER SERVICING FEES RECEIVABLE

The changes in CWM's master servicing fees receivable for the year ended December 31, 1994 are as follows:

(Dollar amounts in thousands)
Balance at December 31, 1993      $      0
Additions                            6,167
Transfers from INMC                122,313
Amortization
  Scheduled                         (7,115)
  Unscheduled                         (411)
                                  --------
Balance at December 31, 1994      $120,954
                                  ========

NOTE G - REVERSE-REPURCHASE AGREEMENTS

The Company uses proceeds from the sale of REMIC securities and CMOs, reverse-repurchase agreements, and proceeds from the issuance of common stock to meet its working capital needs. CWM may also borrow up to $10 million from Countrywide Funding Corporation ("CFC") to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings can be made pursuant to a one-year, unsecured line of credit which expires on September 30, 1995, subject to extension by CFC and CWM. As of December 31, 1994, CWM had no outstanding borrowings under this agreement, and no drawings were made by CWM pursuant to this agreement during 1994.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE G - REVERSE-REPURCHASE AGREEMENTS - CONTINUED


CWM has established a committed reverse-repurchase facility through April 1996 in an aggregate amount up to $500 million (with a decreasing annual credit limit) for its mortgage conduit and warehouse lending operations. CWM has also obtained credit approval from the same lender to enter into additional reverse-repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction.

In August and December 1994, CWM entered into two additional two-year committed reverse-repurchase facilities, with different lenders, in an aggregate amount of $300 million and $500 million, respectively, for the Company's mortgage conduit and warehouse lending operations.

In October 1994, CWM signed a two-year master repurchase agreement in an aggregate amount of $225 million, to provide financing for certain master servicing fees receivable and certain mortgage-related securities which have been retained or purchased by CWM or INMC. As of December 31, 1994, CWM had $68.4 million outstanding under this facility, which had maturities of up to 31 days.

As of December 31, 1994, an aggregate amount of $1.5 billion was outstanding under these whole loan and warehouse lending repurchase facilities. Such borrowings had maturities of less than 5 days as of December 31, 1994. The maximum balance outstanding under reverse-repurchase agreements with all lenders during 1994 was $1.5 billion. INMC may borrow under each of CWM's agreements. As of December 31, 1994, INMC had $304.1 million in borrowings under reverse-repurchase agreements outstanding.

The agreements bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). As of December 31, 1994 and 1993, the borrowing rate on these reverse-repurchase agreements was 6.4% and 4.7%, respectively. None of the lenders (other than CFC) are affiliated with the Company. As of December 31, 1994, CWM had assets pledged in excess of borrowings from Merrill Lynch and Nomura Securities of $134.1 million and $15.2 million, respectively. At December 31, 1994, the Company was in compliance with all material representations, warranties and covenants under its reverse-repurchase agreements.

NOTE H - COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized mortgage obligations are secured by a pledge of mortgage loans, mortgage-backed securities or residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of a trustee. The trustee also held investments in GICs amounting to $3.9 million and $21.7 million as of December 31, 1994 and 1993, respectively, as additional collateral which is legally restricted to use in servicing the CMOs. The trustee collects principal and interest payments on the underlying collateral, reinvests such amounts in the GICs and makes corresponding principal and interest payments on the CMOs to the bondholders.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE H - COLLATERALIZED MORTGAGE OBLIGATIONS -  CONTINUED

In general, each CMO series consists of various classes which are retired in order of maturity, with the shortest maturity class receiving all principal payments until it is paid in full. After the first class is fully retired, the second class will receive principal until retired, and so forth. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than its stated maturity.

Interest is payable monthly or quarterly, as applicable in accordance with the respective indenture, for all classes other than deferred interest classes. Interest on deferred interest classes is accrued and added to the principal balance and will not be paid until all other classes in the series have been paid in full. The weighted average coupon on CMOs was 8.25% at December 31, 1994.

CWM's investment in CMO residuals amounted to $33.0 million and $40.2 million at December 31, 1994 and 1993, respectively.

CMOs are summarized as follows:

 (Dollar amounts in thousands)
                                                       December 31,
                                              -------------------------------
                                                   1994              1993
                                              -------------     -------------
Collateralized mortgage obligations              $206,274          $371,332
Accrued interest payable                            1,827             3,526
                                              -------------     -------------
                                                  208,101           374,858
Unamortized discounts, net                         (5,842)           (8,972)
                                              -------------     -------------
Collateralized mortgage obligations, net         $202,259          $365,886
                                              =============     =============
Range of weighted average interest
 rates, by series                             6.76% - 11.00%    6.51% - 11.00%
Range of stated maturities                     1998 - 2023       1998 - 2023
Number of series                                    17                17

During 1993, CWM redeemed two series of CMOs (the "Series"), in accordance with the terms of the indentures governing the Series. The mortgage-backed securities that collateralized the Series were sold and CWM recognized a gain of $917,000. Additionally, in March 1993 and April 1993, CWM issued two new series of CMO's with a total initial balance of $240.2 million.

NOTE I - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments as of December 31, 1994 and 1993 is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments. The estimated fair value amounts have been determined by CWM using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts CWM could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE I - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED


                                              December 31, 1994        December 31, 1993
                                           -----------------------   ----------------------
                                            Carrying    Estimated    Carrying    Estimated
(Dollar amounts in thousands)                amount     fair value    amount     fair value
                                           ----------   ----------   ---------   ----------
Assets:
   Mortgage loans held for sale            $  608,240   $  608,240    $794,132     $794,132
   Mortgage loans held for investment         899,672      892,819           -            -
   Collateral for CMOs                        233,690      224,216     402,503      417,400
   Master servicing fees receivable           120,954      122,367           -            -
   Construction loans receivable                6,370        6,370           -            -
   Revolving warehouse lines of credit         69,591       69,591      92,058       92,058
   Advances to INMC                            16,464       16,464      78,466       78,466
Liabilities:
   Reverse-repurchase agreements            1,534,189    1,534,189     770,334      770,334
   Collateralized mortgage obligations        202,259      198,517     365,886      393,400
Off-balance-sheet unrealized gains
 (losses):
   Short-term commitments to extend
    credit                                                       -                        -
   Commitments to purchase mortgage
    loans                                                        -                        -

The fair value estimates as of December 31, 1994 and 1993 are based on pertinent information available to management as of those dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by CWM in estimating fair values.

Mortgage Loans Held for Sale.   The fair value of mortgage loans held for sale
was equivalent to the carrying value. All loans purchased by CWM, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to INMC at the same price in which the loans were acquired by CWM. CWM does not sell any loans to entities other than INMC.

Mortgage Loans Held for Investment.   Fair value is estimated using either offer
prices by the Company for similar types of loans or quoted market prices from dealers and brokers for similar types of loans.

Collateral for CMOs.   Fair value using either offer prices by the Company for
similar types of loans or quoted market prices from dealers and brokers for loans and for securities backed by similar types of loans. Collateral for CMOs cannot be sold until the related obligations mature or are otherwise paid or redeemed. As a consequence, the aggregate market values indicated above may not be realizable. As a REIT, CWM's ability to sell these assets for a gain also is subject to restrictions under the Internal Revenue Code and any such sale may result in substantial additional tax liability.

Master Servicing Fees Receivable.   Fair value is estimated by discounting
future cash flows from master servicing fees using discount rates that approximate current discount rates used for similar investments such as excess servicing and using expected future prepayment rates.

Construction Loans Receivable.   Fair values approximate the carrying amounts
because of the short-term nature of the asset.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE I - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Revolving Warehouse Lines of Credit. Fair values approximate the carrying amounts because of the short-term nature of the asset.

Advances to INMC. Fair values approximate the carrying amounts because of the short-term nature of the asset.

Reverse-Repurchase Agreements. Fair values approximate the carrying amounts because of the short-term to maturity of the liabilities.

Collateralized Mortgage Obligations. Fair value is estimated using discounted cash flow analyses based on current interest rates and prepayment expectations.

Short-term Commitments to Extend Credit. There are no commitment fees associated with CWM's lines of credit extended under the warehouse lending program. Accordingly, these commitments do not have an estimated fair value.

Commitments to Purchase Mortgage Loans. There is no fair value of commitments to purchase mortgage loans as all loans purchased by CWM are committed for sale to INMC at CWM's purchase price.

NOTE J - COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance-Sheet Risk. CWM is a party to financial instruments with off-balance-sheet risk in the normal course of business. These instruments include short-term commitments to extend credit associated with warehouse lines of credit which involve elements of credit risk. In addition, CWM is exposed to credit loss in the event of nonperformance by such borrowers or counterparties to the various agreements associated with loan purchases. However, CWM does not anticipate nonperformance by the counterparties. Unless noted otherwise, CWM does not require collateral or other security to support such commitments.

Commitments to Purchase and Sell Loans. As of December 31, 1994 and 1993, CWM had entered into commitments to purchase mortgage loans totaling $702.3 million and $618.6 million, respectively, subject to origination or acquisition of such loans by various mortgage bankers and other financial institutions. In addition, as of December 31, 1994 and 1993, CWM had committed to sell $608.2 million and $794.1 million, respectively, of mortgage loans to INMC. After purchase and sale of the mortgage loans, CWM's exposure to credit loss in the event of nonperformance by the mortgagor is limited.

Revolving Warehouse Lines of Credit Commitments. CWM's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators to finance mortgage loans from the closing of the loans until sold to permanent investors. At December 31, 1994 and 1993, CWM had extended lines of credit under this program in the aggregate amount of $396.8 million and $206.0 million, respectively, of which $69.6 million and $92.1 million, respectively, was outstanding. Included as sublimits to these facilities are servicing-secured lines of credit totaling $33.8 million.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE K -  STOCK OPTION PLANS

The 1985 Stock Option Plan and 1994 Stock Incentive Plan provide for the issuance of nonqualified and incentive stock options to purchase up to 1,090,000 shares and 1,600,000 shares, respectively, of CWM's common stock. Under both plans, options granted are at a per share exercise price equal to the average of the high and low sales prices per share of CWM's common stock on the date of grant. Options granted will vest and are exercisable one year from the date of grant and generally terminate five years from the date of grant.

As of December 31, 1994, options to purchase 325,500 shares were exercisable and 1,328,750 shares were reserved for future grants under both plans. Stock option transactions for the years ended December 31, 1994, 1993 and 1992 are summarized as follows:

                                                            --------------------------------------------
    Year ended December 31,                                     1994            1993            1992
                                                            --------------------------------------------
    Shares subject to:
     Options at beginning of year.......................       552,875         558,000        438,625
      Options granted..................................        324,000         206,000        150,000
      Options canceled.................................         (5,000)        (55,000)       (28,750)
      Options exercised................................       (259,750)       (156,125)        (1,875)
                                                             ------------    ------------   ------------

     Shares Subject to Options at end of year                  612,125         552,875        558,000
                                                             ============    ============   ============
    Exercise price:
    Per share for options outstanding at end of year         $4.25-$10.75    $4.25-$8.375    $4.25-$6.62
    Average per share for options exercised                      $5.13           $5.26          $4.25

Six members of CWM's Board of Directors and officers exercised options totaling 228,625 shares during the year ended December 31, 1994. The exercise of these options was financed through a loan program for directors and officers offered by CWM. At December 31, 1994 and 1993, the total principal balances of notes receivable relating to the 1994 and prior option exercises by directors and officers were $2.2 million and $1.5 million, respectively; the notes are secured by the common stock issued, have maturities of up to five years and bear interest rates required by applicable IRS regulations, and range from 4.17% to 7.70% at December 31, 1994.

NOTE L - RELATED PARTY TRANSACTIONS

INMC has an open account with CWM whereby funds are advanced to INMC primarily to finance assets in which INMC invests. Such advances bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). Interest charged on advances by CWM to INMC was at a rate of 9.3% at December 31, 1994.

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

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE L - RELATED PARTY TRANSACTIONS - CONTINUED

For performing these services, the Manager receives a base management fee of 1/8 of 1% per annum of average-invested mortgage-related assets not pledged to secure CMOs. The Manager also receives a subsidiary management fee equal to 0.2% per annum of the average amounts outstanding under warehouse lines of credit. In addition, the Manager receives incentive compensation equal to 25% of the amount by which CWM's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived all management fees pursuant to the above for 1993 and 25% of incentive compensation earned in 1994. Such waived amounts are reflected as an expense and a corresponding capital contribution in the accompanying financial statements. The Manager earned management fees totaling $1.2 million, $400,000 and $997,000, for the years ended December 31, 1994, 1993 and 1992, respectively. The Management Agreement is renewable annually and expires May 15, 1995.

The Manager incurs many of the operating expenses of the Company, including personnel and related expenses, subject to reimbursement by the Company. The Company's conduit operations are primarily conducted in INMC and all other operations are conducted in CWM.

Accordingly, INMC is charged with the majority of the conduit's costs and CWM is charged with the other operations' costs.

During 1994 and 1993, the amount of common expenses incurred by CFC which were allocated to the Manager and reimbursed by the Company totaled $1.1 million and $192,000, respectively. These costs included data processing, occupancy and human resource charges of $509,000, $559,000, and $50,000 respectively for 1994 and data processing and occupancy charges of $100,000 and $92,000, respectively, for 1993. Data processing charges are allocated on the basis of actual costs relative to the number of employees. Occupancy charges are allocated on the basis of square footage occupied by the Company. The Company estimates that such expenses would not be materially different on a stand-alone basis. The majority of these expenses have been allocated to INMC as they primarily relate to the Company's conduit operations.

During 1994 and 1993, CWM purchased approximately $25.7 million and $415 million in nonconforming mortgage loans from CFC.

In 1987 and 1993, CWM entered into servicing agreements appointing CFC as servicer of pools of mortgage loans collateralizing five series of CMOs with outstanding balances of approximately $105.6 million at December 31, 1994. CFC is entitled to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CFC under such agreements were approximately $282,000, $500,000 and $290,000 in 1994, 1993 and 1992, respectively.

CFC has extended CWM a $10.0 million line of credit bearing interest at prime and maturing September 30, 1995. At December 31, 1994 and 1993, there was no amount outstanding under the agreement.

The Manager and CFC are wholly-owned subsidiaries of Countrywide Credit Industries, Inc. ("CCI"), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (symbol: CCR). CCI owned 1,100,000 shares or 3.41% of CWM's common stock at December 31, 1994. The Manager owned 20,000 shares of CWM's common stock, which was purchased at inception. CFC owns all of the common stock and has a 1% economic interest in INMC.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE M - SUBSEQUENT EVENTS

On January 16, 1995, the Board of Directors declared a $0.27 cash dividend to be paid on March 8, 1995 to shareholders of record on February 21, 1995.

In February 1995, CWM issued 8,050,000 shares of common stock. Net proceeds of this offering amounted to $68.7 million and will be used to expand the Company's mortgage conduit, warehouse lending and construction lending operations.

NOTE N - QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

      Dollar amounts in thousands                   Three Months Ended
      except per share data:          -----------------------------------------------
                                      March 31   June 30   September 30   December 31
                                      -----------------------------------------------
      Year ended December 31, 1994
        Net revenues                   $5,730    $6,368         $9,211       $10,619
        Net earnings                    5,053     5,711          8,297         8,770
        Earnings per share (1)           0.16      0.18           0.26          0.27
        Dividends per share (2)          0.16      0.18           0.26          0.27


      Year ended December 31, 1993
        Net revenues                   $  602    $  512         $1,045       $ 2,270
        Net earnings                      118        54            564         1,744
        Earnings per share (1)           0.01      0.00           0.03          0.07
        Dividends per share (2)          0.12      0.12           0.12          0.12

(1) Earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share may not equal the total for the year.

(2)  Declared for earnings of the period.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Three years ended December 31, 1994


           Column A                            Column B          Column C       Column D         Column E
----------------------------------------   ----------------   ------------   -------------   ---------------
                                                                      Additions
                                                              ----------------------------
                                             Balance at        Charged to     Charged to     Balance at End
                                            Beginning of       Costs and        Other
         Description                           Period           Expenses       Accounts         of Period
----------------------------------------   ----------------   ------------   -------------   ---------------
Year ended December 31, 1994
   Allowance for Loan Losses -
   Warehouse Lending                             $0             $200,000          $0            $200,000

   Allowance for Loan Losses -
   Construction Lending                          N/A            $300,000          $0            $300,000


Year ended December 31, 1993
   Allowance for Loan Losses -
   Warehouse Lending                             N/A               $0             $0               $0


Year ended December 31, 1992                     N/A              N/A            N/A               N/A

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                         (Dollar amounts in thousands)

                               December 31, 1994

          Column A            Column B     Column C        Column D        Column E              Column F
--------------------------   ---------  -------------    ------------  -----------------    -------------------
                                                          Principal
                                                            Amount
                                         (1)(2)(3)(4)      of Loans
                                           (5)(7)(9)      Subject to       Amount of
Range of           Number                  Carrying       Delinquent        Mortgage
Carrying Amounts     of       Prior        Amount of       Principal          Being              Range of
of Mortgages      Loans (1)  Liens (1)     Mortgages     or Interest(1)  Foreclosed (1)(8)   Interest Rates (1)(6)
---------------------------  ----------  -------------  ---------------  -----------------   --------------------
$0-$50           1,316          $0          $47,291           $220              $0               4.000-12.250
50-100           3,175           0          241,984          1,511               0               3.250-11.250
101-150          2,461           0          305,271          3,205               0               2.950-11.250
151-200          2,184           0          244,514          4,011             162               2.950-11.000
201 - 250        1,191           0          267,744          3,688               0               2.950-11.000
251 - 300          802           0          219,381          1,692             284               3.500-10.875
301 - 350          382           0          124,440            651               0               4.125-10.750
351 - 400          265           0           99,557          2,213               0               3.875-10.250
401 - 450          103           0           43,740            404               0               4.000-10.250
451 - 500          126           0           59,973            497               0               3.750-10.250
501 - 550           52           0           27,459          1,058               0               3.750-10.625
551 - 600           45           0           26,196          1,169             575               4.500-10.125
601 - 650           37           0           23,429              0               0               4.500-10.250
651 - 700            8           0            5,431              0               0                4.000-9.875
701 - 750           21           0           15,362              0               0                6.375-9.875
751 - 800            5           0            3,910              0               0                7.875-8.875
801 - 850            7           0            5,820            817               0                4.750-9.750
851 - 900            3           0            2,663              0               0                4.875-8.250
901 - 950            4           0            3,762              0               0                7.750-9.625
951 - 1,000         21           0           20,649          3,858               0                4.250-9.500
over 1,000          26           0           40,630              0               0                4.250-10.250
              ------------   ---------  -------------    ------------     -----------------  -------------------
                12,234          $0       $1,829,204      $24,995       $1,021
              ============   =========                 ============  =================
Discount                                     (6,507)
                                        -------------
                                         $1,822,697
                                        =============

----------------
(1)  The above amounts are for the Company including both CWM and INMC.
(2) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(3) Total mortgage loans comprised of $818,240 of mortgage loans held for sale, $905,329 of mortgage loans held for investment and $105,635 of whole loans pledged as collateral for CMOs.
(4) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1994 is as follows:
     California 47% with no other state comprising more than 5%.
(5)  The aggregate cost for federal income tax purposes is $1,822,697.
(6) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(7) $25.7 million of mortgage loans purchased during 1994 were acquired from CFC, an affiliate of the Company's Manager.
(8) Of the total amount of mortgages being foreclosed, $575 is related to mortgage loans held for investment and $446 is related to collateral for CMOs.

                               The Company (CWM and INMC)            CWM Alone
                               ---------------------------   ---------------------------
(9)  Balance at beginning of period             $1,024,292                      $945,236
       Additions during period:
         New mortgage loans                      5,985,466                     5,985,466
                                                ----------                     ---------
                                                 7,009,758                     6,930,702
       Deductions during period:
         Sales of mortgage loans    5,086,507                  5,240,527
         Collections of principal      94,047    5,180,554        70,090       5,310,617
                                    ---------    ---------     ---------      ----------
     Balance at close of period                 $1,829,204                    $1,620,085
                                                ==========                    ==========

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Independent National Mortgage Corporation


We have audited the accompanying balance sheet of Independent National Mortgage Corporation as of December 31, 1994 and 1993, and the related statements of earnings, shareholders' equity, and cash flows for the year ended December 31, 1994 and the period from April 20, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent National Mortgage Corporation as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and the period from April 20, 1993 (inception) through December 31, 1993, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Los Angeles, California
March 14, 1995

Independent National Mortgage Corporation
Balance Sheets
(Dollar amounts in thousands)

                                                                                   December 31,
                                                                       ----------------------------------
                                                                             1994              1993
                                                                       ----------------  ----------------
ASSETS

Mortgage loans held for sale                                             $     180,602      $     78,358
Mortgage securities                                                            138,472                 -
Master servicing fees receivable                                                29,444            45,237
Other assets                                                                    16,045            10,518
                                                                       ---------------   ---------------
    Total assets                                                         $     364,563     $     134,113
                                                                       ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                            $     304,080       $    36,223
Due to CWM                                                                      16,464            78,466
Accounts payable and accrued liabilities                                        20,212             7,375
                                                                       ---------------   ---------------
    Total liabilities                                                          340,756           122,064

Commitments and contingencies                                                        -                 -

Shareholders' equity

  Series A preferred stock - authorized, 10,000
   shares of $.01 par value; issued and
   outstanding, 9,900 shares                                                         -                 -
  Common stock - authorized, 10,000 shares
   of $.05 par value; issued and outstanding,
   100 shares                                                                        -                 -
  Capital in excess of par value                                                16,476             9,500
  Net unrealized loss on available-for-sale mortgage securities                   (899)                -
  Retained earnings                                                              8,230             2,549
                                                                       ---------------   ---------------
    Total shareholders' equity                                                  23,807            12,049
                                                                       ---------------   ---------------
  Total liabilities and shareholders' equity                              $    364,563      $    134,113
                                                                       ===============   ===============

  The accompanying notes are an integral part of these statements.

Independent National Mortgage Corporation
STATEMENTS OF EARNINGS
(Dollar amounts in thousands)

                                                                                         Period from
                                                               Year ended             April 20, 1993 (Inception)
                                                           December 31, 1994             to December 31, 1993
                                                        ------------------------      -------------------------
REVENUES

  Interest income
    Mortgage loans held for sale                         $        25,179               $          7,985
    Mortgage securities, net                                       4,781                              -
    Net master servicing income (expense)                          1,095                         (4,518)
                                                        ----------------              -----------------
      Total interest income                                       31,055                          3,467

  Interest expense
    Reverse-repurchase agreements                                 20,398                          3,988
    Advances from CWM                                              4,279                            914
                                                        ----------------              -----------------
      Total interest expense                                      24,677                          4,902

        Net interest income (expense)                              6,378                         (1,435)


  Gain on sale of mortgage loans and securities                    9,680                          8,388
  Gain on sale of servicing                                        7,251                              -
                                                        ----------------              -----------------
        Net revenues                                              23,309                          6,953

EXPENSES

  Salaries and related expenses                                    7,916                          1,723
  General and administrative                                       5,554                            892
  Management fees to affiliate                                       334                              -
                                                        ----------------              -----------------
      Total expenses                                              13,804                          2,615
                                                        ----------------              -----------------

      Earnings before income taxes                                 9,505                          4,338

  Provision for income taxes                                       3,824                          1,789
                                                        ----------------              -----------------

NET EARNINGS                                             $         5,681               $          2,549
                                                        ================              =================

The accompanying notes are an integral part of these statements.

Independent National Mortgage Corporation
STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except share data)

Period from April 20, 1993 (Inception) to December 31, 1994

                                                                                         Unrealized
                                                                                       loss on avail-
                                                                          Additional    able-for-sale
                                 Number of      Common      Preferred       paid-in        mortgage        Retained
                                  shares        stock         stock         capital       securities       earnings      Total
                                 ---------      -------     ---------     ----------    --------------    ----------   ---------
Issuance of preferred
 stock - April 20, 1993             9,900        $   -         $    -      $  2,475        $      -       $       -     $  2,475

Issuance of common stock
 - April 20, 1993                     100            -              -            25                -              -           25

Additional capital
 contribution                           -            -              -         7,000                -              -        7,000

Net earnings for the period             -            -              -             -                -           2,549       2,549
                                 --------       ------      ---------     ---------     ------------      ----------   ---------

Balance at December 31, 1993       10,000            -              -         9,500                -           2,549      12,049

Additional capital contribution         -            -              -         6,976                -               -       6,976

Unrealized loss on
 available-for-sale
 mortgage securities                    -            -              -             -             (899)              -        (899)

Net earnings for the year               -            -              -             -                -           5,681       5,681
                                 --------       ------      ---------     ---------     ------------      ----------   ---------

Balance at December 31, 1994       10,000        $   -         $    -      $ 16,476            $(899)        $ 8,230    $ 23,807
                                 ========       ======      =========     =========     ============      ==========   =========

The accompanying notes are an integral part of this statement.

Independent National Mortgage Corporation
STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                             Period from
                                                                    Year ended         April 20, 1993 (Inception)
                                                                 December 31, 1994       to December 31, 1993
                                                              -----------------------  ------------------------
Cash flows from operating activities:
 Net earnings                                                              $   5,681                $   2,549
 Adjustments to reconcile net earnings
  to net cash used in operating activities:
    Amortization                                                              10,844                    7,387
    Gain on sale of mortgage securities and servicing                         (7,456)                      -
    Purchases of mortgage loans from CWM                                  (5,243,278)              (2,391,132)
    Principal repayments and sale of mortgage loans                        5,141,035                2,312,772
    Change in other assets and liabilities                                     6,436                    1,562
                                                              -----------------------  ------------------------
    Net cash used in operating activities                                    (86,738)                 (66,862)
                                                              -----------------------  ------------------------

Cash flows from investing activities:
 Investment in master servicing fees receivable                             (113,006)                 (52,222)
 Investment in mortgage securities                                          (178,638)                      -
 Principal repayments and sale of mortgage securities                         39,715                       -
 Purchase of servicing                                                       (30,398)                  (5,105)
 Proceeds from sale of servicing                                              33,921                       -
                                                              -----------------------  ------------------------
    Net cash used in investing activities                                   (248,406)                 (57,327)
                                                              -----------------------  ------------------------

Cash flows from financing activities:
 Advances from CWM, net of cash repayments                                    60,311                   78,466
 Net proceeds of reverse-repurchase agreements                               267,857                   36,223
 Proceeds from issuance of common stock                                           -                        25
 Proceeds from issuance of preferred stock                                        -                     2,475
 Proceeds from additional capital contribution                                 6,976                    7,000
                                                              -----------------------  ------------------------
    Net cash provided by financing activities                                335,144                  124,189
                                                              -----------------------  ------------------------

Net change in cash                                                                 0                        0
Cash at beginning of period                                                        0                        0
                                                              -----------------------  ------------------------
Cash at end of period                                                            $ 0                      $ 0
                                                              =======================  ========================

 Supplemental cash flow information:
    Cash paid for interest                                                  $ 19,757                  $ 3,871
                                                              =======================  ========================
    Cash paid for income taxes                                                   $ 4                       -
                                                              =======================  ========================

 Supplemental disclosure of noncash activity:
    INMC transferred $122,313 of master servicing fees receivable to CWM as repayment of advances.

The accompanying notes are an integral part of these statements.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993

NOTE A - NEW OPERTIONS

In October 1992, the Board of Directors of CWM Mortgage Holdings, Inc. ("CWM") approved a new operating plan, implementation of which was begun in the first quarter of 1993. Under the new plan, CWM and Countrywide Funding Corporation ("CFC") established Independent National Mortgage Corporation ("INMC"), which was incorporated in April 1993 and principally operates as a jumbo and nonconforming mortgage loan conduit. All of the common stock and 1% of the economic interest of INMC is owned by CFC. All of the preferred stock and 99% of the economic interest of INMC is owned by CWM. All loans purchased by CWM, for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to INMC at the same price at which the loans were acquired by CWM. INMC does not purchase any loans from any entity other than CWM. INMC's principal sources of income are gains recognized on the sale of mortgage loans and sale of servicing, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization and mortgage securities and net master servicing income.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The cost of mortgage loans is adjusted by gains and losses generated from corresponding hedging transactions, principally using forward commitments and futures contracts, entered into to protect the inventory value from increases in interest rates. Hedge positions are also used to protect the pipeline of commitments to purchase loans from CWM from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

2.   Master Servicing Fees Receivable

INMC retains the master servicing rights associated with sales of mortgage loans and securities. These master servicing rights entitle INMC to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual master servicing fees. The sales price of the loans and the resulting gain or loss on sale are adjusted to provide for the recognition of a normal master servicing fee rate over the estimated servicing lives of the loans. The adjustment results in a receivable that is realized through receipt of excess master servicing fees over time. Master servicing fees receivable are amortized over the lives of the underlying mortgages using the original discount rate and the effective yield method adjusted for the effects of prepayments. INMC intends to hold the master servicing fees receivable for investment.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The weighted average discount rate inherent in the initial carrying amount of the master servicing fees receivable was approximately 11.79%. In determining the appropriate discount rate to compute the carrying amount, INMC considers the discount rate inherent in the fair values of similar investments such as excess servicing, historical and expected prepayment assumptions and required spreads against alternative investments.

To protect the value of the master servicing fees receivable from the effects of increased prepayment activity, in December 1993 and January 1994, INMC purchased call options on mortgage-backed securities that increase in value when interest rates decline. The cost of the option fees was charged to expense over the contractual life of the options. Options gains were recognized first as an offset to the "Unscheduled Amortization" of the master servicing fees receivable (i.e., amortization due to the impairment caused by increased projected prepayment speeds). To the extent the master servicing hedge generates gains in excess of the Unscheduled Amortization ("Excess Hedge Gain"), INMC writes down the master servicing fees receivable through additional amortization in an amount equal to the Excess Hedge Gain. During 1993 and 1994, INMC had no gains from these hedging transactions. As of December 31, 1994, INMC had no call options outstanding. As of December 31, 1993, INMC had $300 million of call options on FNMA mortgage-backed securities with a carrying value and an approximate fair value of $4.1 million.

3.  Purchased Servicing Rights

INMC from time to time acquires the rights to service, as opposed to master service, mortgage loans that it has previously purchased. INMC capitalizes the cost of bulk purchases of servicing rights. The amount capitalized does not exceed the present value of future net servicing income. Purchased servicing rights are amortized over the lives of the underlying mortgages in proportion to estimated net servicing revenues. As of December 31, 1994 and 1993, INMC's purchased servicing portfolio totaled $425.0 million and $439.8 million, respectively. Capitalized costs associated with acquiring these portfolios totaled $4.0 million and $4.9 million, respectively, and are included in other assets. Gains on the sale of servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

4.  Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the mortgage loans and securities and when, in the opinion of management, it is collectible. Premiums paid and discounts obtained on mortgage loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Gains on sale of mortgage loans and securities are recognized upon settlement.

5.  Income Taxes

For income tax purposes, INMC files a separate tax return and is not consolidated with CWM or CFC. Taxable earnings of INMC are subject to state and federal income taxes at the applicable statutory rates. Deferred income taxes in the accompanying financial statements is computed using the liability method.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993

NOTE C - MORTGAGE LOANS HELD FOR SALE

Substantially all of the mortgage loans purchased by INMC from CWM are fixed-rate and adjustable-rate nonconforming mortgage loans secured by first liens on single-family residential properties. Approximately 25% of mortgage loans held for sale at December 31, 1994 were collateralized by properties located in California.

In 1994 and 1993, INMC purchased mortgage loans from CWM with an aggregate principal balance of $5.2 billion and $2.4 billion, respectively, and sold mortgage loans in the form of REMIC securities or bulk whole loan sales with an aggregate principal balance of $5.1 billion and $2.3 billion, respectively. In connection with the issuance of these securities and whole loan sales, INMC retained master servicing rights with a carrying value of $29.4 million and $45.2 million at December 31, 1994. During 1994 and 1993, INMC recognized gains on these securitizations totaling $9.7 million and $8.4 million, respectively, net of related expenses, losses and hedging costs.

NOTE D - MORTGAGE SECURITIES

As of December 31, 1994, INMC had invested in mortgage securities totaling $138.5 million. Mortgage securities consist of mortgage derivatives which primarily include subordinated securities and principal-only securities retained upon the issuance of INMC's REMIC securities. In connection with these investments, INMC has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). SFAS 115 requires the classification of debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading securities. Held-to-maturity securities are defined as securities that INMC has the positive intent and ability to hold to maturity. Trading securities are defined as securities that are bought and held principally for the purpose of selling in the near term and are measured at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are deemed to be available-for-sale securities and are measured at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of shareholders' equity.

As of December 31, 1994, mortgage securities held-to-maturity totaled $33.1 million with an estimated fair value of $33.2 million, resulting in a net unrealized gain of $107,000. This net unrealized gain of $107,000 was comprised of gross unrealized gains and gross unrealized losses totaling $1.5 million and $1.4 million, respectively. Included in mortgage securities held-to-maturity was one inverse floater with a book value of $7.3 million, and a fair value of $8.2 million and an original weighted average expected life of 11.7 years. INMC holds this inverse floater as a long-term investment and since the returns on the inverse floater increase when interest rates decline and when mortgage loan prepayments increase, the investment also tends to act countercyclically to the income generated by master servicing fees receivable. Mortgage securities categorized as available-for-sale had a book value of $105.4 million which is net of an unrealized loss of $1.5 million, or $899,000 adjusted for income taxes. This net unrealized loss of $1.5 million was comprised of gross unrealized gains and gross unrealized losses totaling $512,000 and $2.1 million, respectively. During 1994, INMC sold mortgage securities classified as available-for-sale with a net book value of $38.8 million (based on specific identification) and realized gross losses in the amount of $340,000 and gross gains in the amount of $545,000 resulting in proceeds of $39.0 million. INMC had no trading securities at December 31, 1994. As of

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993

NOTE D - MORTGAGE SECURITIES - CONTINUED

December 31, 1994, all of INMC's mortgage securities were pledged as collateral under reverse-repurchase agreements.

During the fourth quarter of 1994, INMC transferred its entire $11.8 million portfolio of principal-only securities classified as held-to-maturity to available-for-sale. The unrealized loss as of the date of transfer was $172,000. The decision to transfer these securities to available-for-sale was based on a reassessment of the purpose of such investments. INMC considers the category of available-for-sale to more properly reflect INMC's intention with respect to principal-only securities.

NOTE E - MASTER SERVICING FEES RECEIVABLE

Beginning in the second quarter of 1994, INMC began to repay its debt to CWM through a transfer of a portion of the master servicing fees receivable asset from INMC at its then carrying value which approximated market value.

The changes in master servicing fees receivable during 1993 and 1994 are as follows:

(Dollar amounts in thousands)
                                         1994             1993
                                         ----             ----

Balance at beginning of period       $  45,237           $     0
Additions                              113,006            52,232
Amortization
   Scheduled                            (6,486)             (836)
   Unscheduled                               0            (6,159)
Transfers to CWM                      (122,313)                0
                                     ---------           -------
Balance at end of period             $  29,444           $45,237
                                     =========           =======

NOTE F - REVERSE-REPURCHASE AGREEMENTS

CWM may assign to INMC a portion of its rights to borrow under three separate reverse-repurchase agreements totaling $1.3 billion which expire in April through December 1996, subject to CWM's continuing to remain jointly and severally liable for repayment. The maximum balance outstanding during the year was $919.1 million and the balance outstanding at December 31, 1994 totaled $205.0 million. These facilities are secured by mortgage loans which are ultimately sold in the form of REMIC securities or whole loans. The borrowings under such agreements had original maturities of less than five days.

In October 1994, CWM signed a master repurchase agreement in an aggregate amount of $225 million, to provide committed financing for master servicing fees receivable and certain mortgage-related securities which have been retained or purchased by CWM or INMC. This agreement expires two years from the date of execution. As of December 31, 1994, INMC had $99.1 million outstanding under this facility; CWM is jointly and severally liable for repayment. Such borrowings had original maturities of up to 31 days.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993

NOTE F - REVERSE-REPURCHASE AGREEMENTS - CONTINUED

The agreements bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). As of December 31, 1994 and 1993, the borrowing rates on these reverse-repurchase agreements were 6.3% and 4.7%, respectively. None of the lenders are affiliated with INMC. As of December 31, 1994, INMC had assets pledged in excess of borrowings from Merrill Lynch of $46.3.

NOTE G - INCOME TAXES

The provision for income taxes for the years ended December 31, 1994 and 1993 consist of the following:

                                            1994      1993
                                           ------    ------
Current expense
  Federal                                  $    -    $    -
  State                                       932         -
                                           ------    ------
 Total current expense                        932         -
Deferred expense
  Federal                                   2,731     1,275
  State                                       161       514
                                           ------    ------
 Total deferred expense                     2,892     1,789
                                           ------    ------
Total income tax expense                   $3,824    $1,789
                                           ======    ======
                                             1994      1993
                                           ------    ------
Deferred tax asset
  State taxes                              $  546    $  175
  Net operating loss carry forward          3,031       133
Deferred tax liability
  Master Servicing fees receivable          8,242     2,097
  Other                                        16         -
                                           ------    ------
Net deferred tax liability                 $4,681    $1,789
                                           ======    ======

The effective income tax rate differed from the Federal statutory rate as follows:

                                            1994      1993
                                           ------    ------
Federal statutory rate                       34.0%     34.0%
State statutory rate                          7.6       7.8
Other items                                  (1.3)     (0.6)
Effective income tax rate                    40.3%     41.2%
                                           ======    ======

NOTE H - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments as of December 31, 1994 and 1993 is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments. The estimated fair value amounts have been determined by INMC using available market information and appropriate valuation methodologies.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993

NOTE H - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts INMC could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.


                                              December 31, 1994          December 31, 1993
                                           ------------------------   -----------------------
                                            Carrying     Estimated    Carrying     Estimated
(Dollar amounts in thousands)                amount     fair value     amount     fair value
                                           ----------   -----------   ---------   -----------
Assets:
  Mortgage loans held for sale              $203,213      $203,213     $78,475       $78,475
    Commitments to purchase mortgage         (19,700)      (19,700)       (264)         (264)
     loans
    Commitments to sell mortgage loans        (2,911)       (2,911)        147           147
     and securities                         --------      --------     -------       -------

   Total mortgage loans held for sale       $180,602      $180,602     $78,358       $78,358
   Mortgage securities                       138,472       138,580           -             -
   Master servicing fees receivable           29,444        33,122      45,237        45,237
Liabilities:
   Reverse-repurchase agreements             304,080       304,080      36,223        36,223
   Due to CWM                                 16,464        16,464      78,466        78,466


The fair value estimates as of December 31, 1994 and 1993 are based on pertinent information available to management as of those dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by INMC in estimating fair values.

Mortgage Loans Held for Sale.   Fair value is estimated using the methodology
described in Note B.1.

Mortgage Securities.   Fair value is estimated using quoted market prices and by
discounting future cash flows using discount rates that approximate current market rates and market consensus prepayment rates.

Master Servicing Fees Receivable.   Fair value is estimated by discounting
future cash flows from master servicing fees using discount rates that approximate current discount rates used for similar investments such as excess servicing and using expected future prepayment rates.

Reverse-Repurchase Agreements.   Fair values approximate the carrying amounts
because of the short-term to maturity of the liabilities.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993

NOTE H - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Due to CWM.   Fair values approximate the carrying amounts because of the short-
term nature of the underlying liabilities.

Commitments to Purchase Mortgage Loans.   Fair value is estimated based upon the
difference between the current value of similar loans and the price at which INMC has committed to purchase the loans.

Commitments to Sell Mortgage Loans. INMC utilizes forward commitments to sell private-label mortgage-backed securities, FNMA mortgage-backed securities and two-year U.S. Treasury futures contracts to hedge interest rate risk associated with mortgage loans held for sale and commitments to purchase mortgage loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

NOTE I - COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance-Sheet Risk. INMC is a party to financial instruments with off-balance-sheet risk in the normal course of business through the acquisition and sale of mortgage loans and the management of interest-rate risk. These instruments include short-term commitments to purchase and sell loans. The instruments involve, to varying degrees, elements of credit and interest rate risk. INMC is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. However, INMC does not anticipate nonperformance by the counterparties. As discussed below, INMC's exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by the mortgagor is limited due to the non-recourse nature of the loans in the servicing portfolio. INMC's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price. Unless noted otherwise, INMC does not require collateral or other security to support financial instruments with credit risk.

Master Loan Servicing. As of December 31, 1994 and 1993, INMC was master servicing loans totaling $6.8 billion and $2.0 billion, respectively, associated with mortgage-backed securities and whole loans securitizing REMICs and whole loan sales.

In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, any losses in excess of the credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by INMC when mortgage loans are securitized or sold, the loans or securities are nonrecourse to INMC. Typically, INMC has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers.

As of December 31, 1994, approximately 66% of mortgage loans in INMC's master servicing portfolio were secured by properties located in California. The remainder are geographically dispersed throughout the United States, with no more than 5% of the mortgage loans collateralized by properties in any other single jurisdiction.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

Commitments to Purchase Loans. As of December 31, 1994 and 1993, INMC had entered into commitments to purchase mortgage loans from CWM totaling $1.3 billion and $1.4 billion, respectively, including loans subject to purchase from sellers by CWM. After purchase and sale of the mortgage loans, INMC's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described above.

Commitments to Sell Loans. As of December 31, 1994 and 1993, INMC had open commitments amounting to approximately $157.4 million and $680.0 million, respectively, to sell mortgage loans. These commitments are utilized in delivering mortgage loans held for sale and are considered in the valuation of the mortgage loan inventory. In addition, INMC had forward commitments to sell $747.0 million and $569.0 million of FNMA mortgage-backed securities as of December 31, 1994 and 1993, respectively, and $563.8 million of two-year U.S. Treasury futures contracts as of December 31, 1994. These commitments to sell loans and securities had a net unrealized loss of approximately $2.9 million and a gain of approximately $147,000, as of December 31, 1994 and 1993, respectively, which was deferred as part of INMC's lower of cost or market analysis on its mortgage loans held for sale.

NOTE J - RELATED PARTY TRANSACTIONS

As of December 31, 1994, advances due by INMC to CWM totaled $16.5 million. Such funds were advanced by CWM, under an open account arrangement, to finance assets by INMC. Such advances bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). Interest charged on advances to INMC from CWM was at a rate of 9.3% and 5.0% at December 31, 1994 and 1993, respectively.

CWM has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise CWM and INMC on various facets of their businesses and to manage their operations, subject to supervision by CWM's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Funding Corporation ("CFC"), to perform such services for CWM and INMC as the Manager deems necessary. The Manager and CFC are wholly-owned subsidiaries of Countrywide Credit Industries, Inc. ("CCI"), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (Symbol: CCR).

For performing these services, the Manager receives a base management fee of 1/8 of 1% per annum of average invested assets not pledged to secure CMOs. In addition, the Manager receives incentive compensation equal to 25% of the amount by which CWM's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived all management fees pursuant to the above for 1993. During 1994, the Manager waived 25% of its incentive compensation. Base management fees are allocated between CWM and INMC based upon their respective average invested assets net of related borrowings and incentive management fees are allocated between CWM and INMC based upon their respective contributions to the earnings of the Company. Management fees allocated to INMC in 1994 amounted to $334,000. Management fees allocated to INMC in 1993 were insignificant. The Management Agreement is renewable annually and expires on May 15, 1995.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993

NOTE J - RELATED PARTY TRANSACTIONS - CONTINUED

The Manager incurs many of the operating expenses of the Company, including personnel and related expenses. The Company's conduit operations are primarily conducted in INMC and all other operations are conducted in CWM. Accordingly, INMC is charged with the majority of the conduit's costs and CWM is charged with the other operations' costs. During 1993 the Manager absorbed $900,000 of operating expenses incurred in connection with its duties under the Management Agreement, all of which would have been charged to INMC. INMC began paying all expenses related to its operations in June 1993.

During June 1994 and December 1994, INMC sold approximately $1.8 billion and $1.2 billion, respectively, of its purchased servicing portfolio to CFC. INMC recorded gains on the sale of these servicing rights of $5.8 million and $1.5 million, respectively. Total proceeds from these sales amounted to $24.6 million and $13.6 million, respectively. As of December 31, 1994, $4.2 million in capitalized purchased servicing rights was outstanding. Of the $1.8 billion purchased servicing portfolio sold to CFC in June 1994, $580.4 million was already being subserviced by CFC. Of the $1.2 billion purchased servicing portfolio sold to CFC in December 1994, $178.4 million was already being subserviced by CFC. As of December 31, 1994 and 1993, CFC was subservicing $0 and $72.7 million, respectively, in mortgage loans associated with purchased servicing rights. INMC paid CFC $94,000 and $6,000 in subservicing fees during 1994 and 1993, respectively.

All loans purchased by CWM for which a REMIC transaction or whole loan sale is contemplated are committed for sale to INMC at the same price at which the loans were acquired by CWM. INMC does not purchase any loans from any entities other than CWM.