Form 10-Q
period 1995-03-31
CWM MORTGAGE HOLDINGS INC
filed 1995-05-15
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to ______________

                         Commission File Number 1-8972

                          CWM MORTGAGE HOLDINGS, INC.
- --------------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes     X    No
                                          -----      _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Common stock outstanding as of March 31, 1995:  40,393,656 shares

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CWM Mortgage Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands)
(Unaudited)

                                                                  March 31, 1995            December 31, 1994
                                                                  --------------            -----------------
ASSETS

Mortgage assets
  Mortgage loans held for sale                                    $      627,359              $      608,240
  Mortgage loans held for investment                                   1,023,285                     899,672
  Collateral for CMOs                                                    226,285                     233,690
  Master servicing fees receivable                                       136,438                     120,954
  Construction loans receivable                                           19,227                       6,370
Revolving warehouse lines of credit                                       63,694                      69,591
Cash                                                                       5,082                       2,605
Investment in and advances to INMC                                        95,164                      40,032
Other assets                                                              20,353                      16,490
                                                                  --------------              --------------
    Total assets                                                  $    2,216,887              $    1,997,644
                                                                  ==============              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements                                     $    1,690,162              $    1,534,189
Collateralized mortgage obligations                                      195,030                     202,259
Accounts payable and accrued liabilities                                   5,366                       5,176
                                                                  --------------              --------------
    Total liabilities                                                  1,890,558                   1,741,624

Commitments and contingencies                                                -                           -

Shareholders' equity

  Common stock - authorized, 60,000,000 shares of
   $.01 par value; issued and outstanding, 40,393,656 shares
   in 1995 and 32,281,156 in 1994                                            404                         323
  Additional paid-in capital                                             327,157                     258,240
  Net unrealized gain (loss) on available-for-sale securities
   held by INMC                                                            1,098                        (890)
  Cumulative earnings                                                    110,366                     100,137
  Cumulative distributions to shareholders                              (112,696)                   (101,790)
                                                                  --------------              --------------
    Total shareholders' equity                                           326,331                     256,020
                                                                  --------------              --------------
  Total liabilities and shareholders' equity                      $    2,216,887              $    1,997,644
                                                                  ==============              ==============

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)
(Unaudited)

                                                               Three Months Ended March 31,
                                                        ----------------------------------------
                                                           1995                          1994
                                                        ----------                    ----------
REVENUES

   Interest income
     Mortgage loans held for sale                       $   10,635                    $   11,058
     Mortgage loans held for investment                     20,206                            -
     Collateral for CMOs                                     4,681                         6,249
     Master servicing, net                                   2,915                            -
     Revolving warehouse lines of credit                     1,205                         1,422
     Advances to INMC                                        1,395                           617
     Other                                                     493                            23
                                                         ---------                     ---------
       Total interest income                                41,530                        19,369

   Interest expense
     Reverse-repurchase agreements                          24,111                         7,109
     Collateralized mortgage obligations                     4,876                         8,643
                                                        ----------                    ----------
       Total interest expense                               28,987                        15,752

         Net interest income                                12,543                         3,617

   Equity in earnings (losses) of INMC                        (623)                        1,789
   Other, net                                                  162                           324
                                                        ----------                    ----------
         Net revenues                                       12,082                         5,730

EXPENSES

   General and administrative                                1,086                           576
   Management fees to affiliate                                767                           101
                                                        ----------                    ----------
         Total expenses                                      1,853                           677
                                                        ----------                    ----------

NET EARNINGS                                            $   10,229                    $    5,053
                                                        ==========                    ==========

EARNINGS PER SHARE                                           $0.28                         $0.16
                                                        ==========                    ==========

Weighted average shares outstanding                     36,979,444                    32,107,771
                                                        ==========                    ==========

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                        Three Months Ended March 31,
                                                                    ------------------------------------
                                                                        1995                     1994
                                                                    -----------              -----------
Cash flows from operating activities:
 Net earnings                                                       $    10,229              $     5,053
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Amortization                                                          2,597                    2,325
    Provision for loan losses                                               200                       -
    Equity in earnings of INMC                                              623                   (1,789)
    Purchases of mortgage loans held for sale                        (1,145,320)              (1,755,462)
    Principal repayments and sale of mortgage loans
        held for sale and mortgage securities                         1,126,201                1,764,772
    Change in other assets and liabilities                               (4,252)                   1,226
                                                                    -----------              -----------
    Net cash (used in) provided by operating activities                  (9,722)                  16,125

Cash flows from investing activities:
 Collateral for CMOs:
  Principal payments on collateral                                        7,037                   70,417
  Net change in GICs held by trustees                                       163                    6,374
                                                                    -----------              -----------
                                                                          7,200                   76,791

 Purchases of mortgage loans held for investment                       (138,807)                       0
 Principal payments on mortgage loans held for investment                16,957                    5,466
 Investment in master servicing fees receivable                         (19,051)                      -
 Net decrease in revolving warehouse lines of credit                      5,897                   24,898
 Net increase in construction loans receivable                          (12,857)                      -
 Investment in INMC                                                      (3,961)                  (1,310)
 Advances to INMC, net of cash repayments                               (49,808)                 (13,613)
                                                                    -----------              -----------
    Net cash (used in) provided by investing activities                (194,430)                  92,232

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Principal payments on securities                                       (7,435)                 (76,499)
                                                                    -----------              -----------
                                                                         (7,435)                 (76,499)

 Net increase (decrease) in reverse-repurchase agreement                155,972                  (29,652)
 Net proceeds from issuance of common stock                              68,998                      576
 Cash dividends paid                                                    (10,906)                  (3,856)
                                                                    -----------              -----------
    Net cash provided by (used in) financing activities                 206,629                 (109,431)
                                                                    -----------              -----------

Net increase (decrease) in cash                                           2,477                   (1,074)
Cash at beginning of period                                               2,605                    7,099
                                                                    -----------              -----------
Cash at end of period                                               $     5,082              $     6,025
                                                                    ===========              ===========

 Supplemental cash flow information:
    Cash paid for interest                                          $    26,564              $    11,792
                                                                    ===========              ===========

The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its qualified REIT subsidiaries ("CWM"). The mortgage loan conduit operations are primarily conducted through Independent National Mortgage Corporation, Inc. ("INMC"), a taxable corporation. CWM owns all the preferred stock and a 99% economic interest in INMC. CWM's investment in INMC is accounted for under a method similar to the equity method. In addition, INMC is not consolidated for income tax purposes. As used herein, the "Company" includes CWM and INMC.

All significant intercompany balances and transactions have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the period ended March 31, 1994 to conform to the March 31, 1995 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the CWM's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - INVESTMENT IN INMC
- ---------------------------

Summarized financial information for INMC follows (in thousands).


                                       March 31, 1995     December 31, 1994
                                       --------------     -----------------
Mortgage loans held for sale              $349,140            $180,602
Mortgage securities                        186,782             138,472
Master servicing fees receivable            31,504              29,444
Other assets                                21,148              16,045
                                          --------            --------
   Total Assets                           $588,574            $364,563
                                          ========            ========

Reverse-repurchase agreements             $477,750            $304,080
Other liabilities                           15,368              20,212
Advances from CWM                           66,270              16,464
Shareholders' equity                        29,186              23,807
                                          --------            --------
   Total liabilities and shareholders'
    equity                                $588,574            $364,563
                                          ========            ========

                                             Quarter ended March 31,
                                          ----------------------------
                                            1995                1994
                                          --------            --------
Interest income
Mortgage loans held for sale              $ 11,861            $  6,935
Master Servicing, net                        1,224              (1,498)
Mortgage securities                          3,404                  -
                                          --------            --------
                                            16,489               5,437
Interest expense                            12,355               4,481
                                          --------            --------
 Net interest income                         4,134                 956
Gain (loss) on sale of loans &
 securities                                   (813)              4,727
Salaries and related                         2,582               1,624
General and administrative                   1,824                 944
                                          --------            --------
Earnings (loss) before income taxes         (1,085)              3,115
Income tax provision (benefit)                (456)              1,308
                                          --------            --------
Net earnings (loss)                       $   (629)           $  1,807
                                          ========            ========

Mortgage Securities. Mortgage securities consist of mortgage derivative products including subordinated securities and principal-only securities retained upon the issuance of INMC's REMIC securities and one inverse floater. Contractual maturities on the mortgage securities range from 10 to 30 years. The following is a disclosure of the estimated fair value of mortgage securities as of March 31, 1995 and December 31, 1994 (in thousands):


                             NET      ESTIMATED     GROSS        GROSS
                             BOOK       FAIR      UNREALIZED   UNREALIZED
CLASSIFICATION              VALUE       VALUE       GAINS        LOSSES
- ------------------------   --------   ---------   ----------   ----------
March 31, 1995:
   Available-for-sale      $184,869    $186,782       $4,214       $2,301
                           --------    --------       ------       ------
      Total                $184,869    $186,782       $4,214       $2,301
                           ========    ========       ======       ======

December 31, 1994:
   Available-for-sale      $106,928    $105,378       $  512       $2,062
   Held-to-maturity          33,094      33,201        1,463        1,356
                           --------    --------       ------       ------
      Total                $140,022    $138,579       $1,975       $3,418
                           ========    ========       ======       ======


During the quarter ended March 31, 1995, INMC sold mortgage securities classified as available-for-sale with a net book value of $34.7 million (based on specific identification) for proceeds of $36.6 million, resulting in a net gain of $1.9 million. This net gain was comprised of gross realized gains and gross realized losses of $1.9 million and $25,000, respectively. All securities sold by INMC during the quarter ended March 31, 1994 occurred simultaneously with the trade of the REMIC security. Accordingly, such assets and the related gains and losses are not reported separately in the Consolidated Balance Sheet and Statement of Earnings as of and for the three months ended March 31, 1994. INMC had no trading securities at March 31, 1995 and December 31, 1994.

During the first quarter of 1995, INMC transferred its entire portfolio of mortgage securities classified as held-to-maturity to available-for-sale. The unrealized gain as of the date of transfer was $1.2 million. The decision to transfer these securities to available-for-sale was based on a reassessment of the purpose of such investments. INMC considers the category of available-for-sale to more properly reflect INMC's intentions with respect to the mortgage securities.

NOTE C - SUBSEQUENT EVENT

On April 19, 1995, the Board of Directors declared a cash dividend of $0.27 per share to be paid on May 22, 1995 to shareholders of record on May 1, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators who generally retain the servicing rights. All loans purchased by CWM, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to INMC at the same price at which the loans were acquired by CWM. INMC does not purchase any loans from entities other than CWM. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization and the net interest earned on its long-term investment portfolio, mortgage securities and master servicing fee income. In addition, the Company earns fee income and net interest income through its warehouse lending programs which provide warehouse and other types of credit to third-party mortgage loan originators. Through the warehouse lending programs, financing is provided to small and medium-size mortgage bankers for the origination and sale of mortgage loans, the retention, acquisition or sale of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In August 1994, the Company commenced its construction lending operations. The Company offers both single-family subdivision construction lending to small-to-medium size builders (tract construction) and construction-to-permanent financing to individual borrowers who wish to construct or remodel their principal or secondary residences. Under the construction-to-permanent program, one set of documents supports both the construction and permanent phases of the loan. The Company earns fee income and net interest income from these programs.

In February 1995 the Company introduced a new division, Independent National Finance Corporation (INFC), to purchase, securitize and sell mortgage loans to borrowers with higher debt-to-income ratios and/or prior adverse credit circumstances (i.e., "B and C" paper mortgages). The Company will recognize gains from the sale of such loans and earn fee income and net interest income from this program as well. As of March 31, 1995 the Company had not purchased any loans associated with this new division.

Prior to 1993, the Company's principal source of earnings had been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. However, the remaining mortgage loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced accelerated prepayments during the beginning of 1994, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. As mortgage rates rose during the latter part of 1994, principal prepayments on the underlying mortgage loans declined and the Company experienced stabilization of the CMO Portfolio resulting in a decrease in the net interest expense on the CMO Portfolio in the first quarter of 1995 compared to the first quarter of 1994.

FINANCIAL CONDITION

CONDUIT AND WAREHOUSE LENDING OPERATIONS: Through INMC's mortgage loan conduit operations, the Company purchases jumbo and other nonconforming loans from mortgage originators who generally retain the servicing rights. During the quarter ended March 31, 1995, CWM purchased $1.3 billion of such mortgage loans, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements. In general, the Company, through INMC, sells the loans in the form of real estate mortgage investment conduit ("REMICs") or whole loan sales or alternatively, through CWM, invests in the loans on a long-term basis using financing provided by CMOs and reverse-repurchase agreements. During the quarter ended March 31, 1995, INMC sold $960 million of mortgage loans through the issuance of REMIC securities. At March 31, 1995, CWM was committed to purchase $425.4 million of mortgage loans from various seller/servicers.

The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage bankers to finance mortgage loans from the closing of the loan until it is sold to a permanent investor.
Financing is also provided for the retention or acquisition of servicing rights, receivables generated through the sale of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor. At March 31, 1995, CWM had extended committed lines of credit under this program in the aggregate amount of $341.3 million, of which $63.9 million was outstanding.
The reserve for loan losses related to warehouse loans totaled $200,000 at March 31, 1995. Reverse-repurchase agreements associated with CWM's financing of these lines of credit totaled $27 million at March 31, 1995.

The Company's construction lending program provides tract construction loans to small-to-medium size builders and construction-to-permanent financing to individual borrowers. At March 31, 1995 CWM had loan commitments totaling $39.8 million for tract construction and $22.7 million for construction-to-permanent financing, of which $9.0 million and $10.5 million was outstanding, respectively. In addition, the reserve for loan losses totaled $300,000 at March 31, 1995.

CMO PORTFOLIO: As of March 31, 1995, the CMO Portfolio was comprised of 14 series of CMOs issued from CWM's inception through 1990 ("Pre-1993 CMO Portfolio") and two series of CMOs which were issued in 1993 by CWM in connection with its mortgage conduit operation. Disclosures relative to the CMO Portfolio include both groups of CMOs.

Collateral for CMOs decreased from $233.7 million at December 31, 1994 to $226.3 million at March 31, 1995. This decrease of $7.4 million included repayments (including prepayments and premium and discount amortization) of $7.1 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $163,000 and $99,000 respectively. The fair value of the collateral for CMOs totaled $223.9 million and $224.2 million at March 31, 1995 and December 31, 1994, respectively. CWM's CMOs outstanding decreased to $195.0 million at March 31, 1995 from $202.3 million at December 31, 1994. This decrease of $7.3 million resulted from principal payments (including discount amortization) on CMOs of $7.2 million and a decrease in accrued interest payable on CMOs of $69,000.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1995 COMPARED TO QUARTER ENDED MARCH 31, 1994

NET EARNINGS: CWM's net earnings were $10.2 million or $0.28 per share, based on 36,979,444 weighted average shares outstanding for the quarter ended March 31, 1995 compared to $5.1 million or $0.16 per share, based on 32,107,771 weighted average shares outstanding for the quarter ended March 31, 1994. The increase in net earnings of $5.1 million was primarily due to a $2.9 million increase associated with CWM's mortgage conduit activities, including CWM's equity in earnings (losses) of INMC, and its warehouse lending and construction lending operations combined with a $2.2 million decrease in net interest expense associated with the CMO portfolio.

The increase in net earnings related to CWM's mortgage conduit activities of $2.9 million is principally due to an increase in net interest income of $6.7 million, offset by an increase in expenses of $1.2 million and a decrease in the equity in earnings of INMC and other revenue of $2.6 million.

INTEREST INCOME:   Total interest income was $41.5 million for the quarter ended
March 31, 1995 and $19.4 million for the quarter ended March 31, 1994. This increase in interest income of $22.1 million is primarily due to an increase in interest on mortgage loans held for investment and interest on master servicing of $20.2 million and $2.9 million, respectively, offset by a decrease in interest income on collateral for CMOs of $1.5 million.

Interest income on mortgage loans held for investment totaled $20.2 million on aggregate average principal approximating $991 million with interest earned at an effective yield of 8.27% for the quarter ended March 31, 1995. For the quarter ended March 31, 1994, there were no mortgage loans held for investment.

Interest income earned on mortgage loans held for sale and revolving warehouse lines of credit was $10.6 million and $1.2 million, respectively, for the first quarter of 1995, compared to $11.1 million and $1.4 million, respectively, for the corresponding quarter of 1994. The weighted average principal balance outstanding of mortgage loans held for sale and revolving warehouse lines of credit approximated $455.3 million and $49.0 million, respectively, for the first quarter of 1995 and earned interest at an effective yield of approximately 9.47% and 9.97%, respectively, compared to average principal balances of $694.8 million and $88.3 million, respectively for the first quarter of 1994 with interest earned at an effective yield of 6.36% and 6.45%, respectively.

Interest income on collateral for CMOs was $4.7 million and $6.2 million for the quarters ended March 31, 1995 and 1994, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $364.8 million for the quarter ended March 31, 1994 to $227.8 million for the quarter ended March 31, 1995, partially offset by an increase in the effective yield earned on the collateral from 6.85% in the first quarter of 1994 to 8.33% in the first quarter of 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the portfolio and a delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings
(GICs) until such amounts are used to repay CMOs. Accordingly, as interest rates increase and prepayments decline, as in the first quarter of 1995, amortization of premium declines and the amount of the non-earning asset associated with the delay in the receipt of prepayments combined with the lower yielding GICs are reduced relative to the portfolio, resulting in a higher effective yield.

MASTER SERVICING, NET: Beginning in the second quarter of 1994, INMC began to repay its debt to CWM by the transfer of its master servicing fees receivable asset from INMC to CWM at its then carrying value which approximated market value. In addition, in October 1994, CWM began investing in master servicing fees receivable associated with REMIC securities issued by INMC. Accordingly, as of March 31, 1995, CWM had master servicing fees receivable totaling $136.4 million. Gross master servicing income for CWM was $6.5 million for the quarter ended March 31, 1995. This gross income was offset by amortization of master servicing fees receivable of $3.6 million for the quarter ended March 31, 1995.

INTEREST EXPENSE: For the three months ended March 31, 1995 and 1994, total interest expense was $29.0 million and $15.8 million, respectively. This increase in interest expense of $13.2 million was due to an increase in interest expense on reverse-repurchase agreements of $17.0 million offset by a decrease in interest expense on CMOs of $3.8 million.

Interest expense on reverse-repurchase agreements financing mortgage loans held for sale, revolving warehouse lines of credit and master servicing fees receivable was $24.1 million which resulted in a 6.70% effective rate based upon average balance outstanding of $1.5 billion for the first quarter of 1995. Interest expense on reverse-repurchase agreements financing mortgage loans held for sale and revolving warehouse lines of credit was $7.1 million which resulted in a 4.14% effective rate based upon average balance outstanding of $687 million for the three months ended March 31, 1994.

Interest expense on CMOs was $4.9 million and $8.6 million for the three months ended March 31, 1995 and 1994, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $330.2 million for the quarter ended March 31, 1994 to $198.5 million for the quarter ended March 31, 1995 and a decrease in the effective rate on the CMOs from 10.47% in the first quarter of 1994 to 9.96% in the first quarter of 1995. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. As interest rates increase and prepayments decline on the underlying collateral, the amortization of original issue discount and bond issue costs also decreases resulting in a lower effective rate on the portfolio.

EQUITY IN EARNINGS OF INMC: The 1995 first quarter $629,000 loss for INMC, in which CWM has a 99% economic interest, resulted principally from net interest income of $4.1 million, including net master servicing income of $1.2 million, loss on sale of loans and securities of $813,000, expenses of $4.4 million, and income tax benefit of $456,000. During the first quarter of 1994, the earnings of INMC resulted principally from net interest income of $956,000, including net master servicing expense of $1.7 million, gain on sale of loans and securities of $4.7 million, expenses of $2.6 million and income taxes of $1.3 million.

GENERAL AND ADMINISTRATIVE EXPENSE: The increase in general and administrative expense in the first quarter of 1995 compared to the first quarter of 1994 is primarily the result of salaries and operating costs related to the expansion of the warehouse lending operation and the start up of the construction lending operation in August 1994.

MANAGEMENT FEES: For the three months ended March 31, 1995, management fees were $767,000 compared to $101,000 for the three months ended March 31, 1994. This increase was primarily due to incentive compensation of $725,000 for the first quarter of 1995, directly related to the increase in CWM's earnings in the first quarter of 1995. No incentive fee was incurred relative to the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has used proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In connection with its mortgage conduit operations, the Company issues CMOs or, through INMC, issues REMIC securities to help meet such needs. CWM may also borrow collateral or funds from Countrywide Funding Corporation ("CFC") to meet collateral maintenance requirements under reverse-repurchase agreements or margin calls on forward securities sales. These borrowings are made pursuant to a $10.0 million one-year, unsecured line of credit which expires on September 30, 1995 subject to extension by CFC and CWM. As of March 31, 1995, CWM had no outstanding borrowings under this agreement.

In February 1995, the Company completed an additional public offering in which
8.05 million shares of the Company's common stock were issued at an offering price of $9.125 per share. The offering increased the total capitalization of the Company to approximately $315 million. The net proceeds from this offering of $69 million will be used to continue the Company's mortgage loan acquisition and securitization activities, to expand its construction lending operations and to fund INFC. Pending deployment of the proceeds to these various activities, such funds have been used to reduce the Company's outstanding indebtedness. Additionally during the first quarter of 1995, the Company signed a two year commitment letter with First Union National Bank for a revolving multi-tranche line of credit in the amount of $100 million to finance its tract construction lending activities, master servicing fees receivable, and other assets of the Company which it was not able to previously finance.

The REIT provisions of the Internal Revenue Code restrict CWM's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio by requiring CWM to distribute to its shareholders substantially all of its taxable income from operations.

Management believes that the cash flow from operations and the current and potential financing arrangements are sufficient to meet current liquidity requirements. The Company's ability to meet future liquidity requirements is subject to the renewal of credit facilities or obtaining other sources of financing, including raising additional debt or equity from time to time.

INFLATION

Interest rates often increase during periods of rising inflation. Higher interest rates may depress the market value of the Company's investment portfolio if the yield on such holdings does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgages prepay. A decrease in the rate of prepayments may lengthen the estimated average lives of the underlying mortgages supporting master servicing fees receivable and for classes of the CMOs issued by the Company and may result in higher residual cash flows from such assets than would otherwise have been obtained. However, higher rates of interest may also discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the company's mortgage conduit operations. With respect to mortgage loans held for investment, higher interest rates generally will negatively affect the net interest earned on these loans, as the interest earned on certain mortgage loans may be fixed for various periods of time while financing related to these loans floats to a short-term index and therefore increases more rapidly with rising interest rates.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits
          --------

             27      Financial Data Schedule

          Reports on Form 8-K.
          --------------------

             None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 15, 1995.



                              CWM MORTGAGE HOLDINGS, INC.




                              By:  /s/ Michael W. Perry
                                   --------------------
                                   Michael W. Perry
                                   Executive Vice President and Chief
                                   Operating Officer



                              By:  /s/ Carmella  L. Grahn
                                   ----------------------
                                   Carmella L. Grahn
                                   Senior Vice President and Chief Accounting
                                   Officer