Form 10-Q
period 1995-06-30
CWM MORTGAGE HOLDINGS INC
filed 1995-08-14
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended June 30, 1995

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


       Registrant's telephone number, including area code (800) 669-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Common stock outstanding as of June 30, 1995:  40,573,656 shares

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


CWM Mortgage Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands)
(Unaudited)

                                                                   June 30, 1995         December 31, 1994
                                                                ----------------         -----------------
ASSETS

Mortgage assets
  Mortgage loans held for sale                                  $        613,260         $         608,240
  Mortgage loans held for investment                                   1,034,816                   899,672
  Collateral for CMOs                                                    219,915                   233,690
  Master servicing fees receivable                                       132,441                   120,954
  Construction loans receivable                                           43,277                     6,370
Revolving warehouse lines of credit                                      151,632                    69,591
Cash                                                                       5,372                     2,605
Investment in and advances to INMC                                       124,382                    40,032
Other assets                                                              24,214                    16,490
                                                                ----------------         -----------------
    Total assets                                                $      2,349,309         $       1,997,644
                                                                ================         =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements and other borrowings              $      1,820,421         $       1,534,189
Collateralized mortgage obligations                                      188,826                   202,259
Accounts payable and accrued liabilities                                   8,471                     5,176
                                                                ----------------         -----------------
    Total liabilities                                                  2,017,718                 1,741,624

Commitments and contingencies                                                -                         -

Shareholders' equity

  Common stock - authorized, 100,000,000 shares of
   $.01 par value; issued and outstanding, 40,573,656 shares
   in 1995 and 32,281,156 in 1994                                            406                       323
  Additional paid-in capital                                             328,390                   258,240
  Net unrealized gain (loss) on available-for-sale securities
   held by INMC                                                            4,077                      (890)
  Cumulative earnings                                                    122,329                   100,137
  Cumulative distributions to shareholders                              (123,611)                 (101,790)
                                                                ----------------         -----------------
    Total shareholders' equity                                           331,591                   256,020
                                                                ----------------         -----------------
  Total liabilities and shareholders' equity                    $      2,349,309         $       1,997,644
                                                                ================         =================

The accompanying notes are an integral part of these statements.

                 CWM Mortgage Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

                                                                     Quarter Ended June 30,      Six Months Ended June 30,
                                                                    ------------------------     -------------------------
                                                                      1995          1994            1995          1994
                                                                    ----------   -----------     ----------    -----------
REVENUES

       Interest income
          Mortgage loans held for sale                              $   10,135   $     8,221     $   20,770    $   19,279
          Mortgage loans held for investment                            20,978         2,709         41,184         2,709
          Collateral for CMOs                                            4,562         5,497          9,243        11,746
          Master servicing income                                        3,096         2,384          6,011         2,384
          Construction loans                                             1,090             -          1,510             -
          Revolving warehouse lines of credit                            2,137           720          3,342         2,142
          Advances to INMC                                               1,908           912          3,303         1,529
          Other                                                             33            23             64            48
                                                                    ----------   -----------     ----------    ----------
            Total interest income                                       43,939        20,466         85,427        29,837

       Interest expense
          Reverse-repurchase agreements & other borrowings              26,706         6,573         50,817        13,685
          Collateralized mortgage obligations                            4,520         7,047          9,396        15,690
                                                                    ----------   -----------     ----------    ----------
            Total interest expense                                      31,226        13,620         60,213        29,375
                                                                    ----------   -----------     ----------    ----------

              Net interest income                                       12,713         6,846         25,214        10,462

       Provision for loan losses                                         1,075             -          1,317            -
                                                                    ----------   -----------     ----------    ----------

              Net interest income after provision for loan losses       11,638         6,846         23,897        10,462

       Equity in earnings of INMC                                        2,493          (592)         1,870         1,196
       Other, net                                                          341           114            545           435
                                                                    ----------   -----------     ----------    ----------
              Net revenues                                              14,472         6,368         26,312        12,093

EXPENSES

       General and administrative                                          923           579          1,767         1,151
       Management fees to affiliate                                      1,586            78          2,353           178
                                                                    ----------   -----------     ----------    ----------
              Total expenses                                             2,509           657          4,120         1,329
                                                                    ----------   -----------     ----------    ----------

NET EARNINGS                                                        $   11,963   $     5,711     $   22,192    $   10,764
                                                                    ==========   ===========     ==========    ==========

EARNINGS PER SHARE                                                       $0.30         $0.18          $0.57         $0.34
                                                                    ==========   ===========     ==========    ==========

Weighted average shares outstanding                                 40,456,769    32,141,443     38,727,712    32,123,456

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                                Six Months Ended June 30,
                                                                              ------------------------------
                                                                                 1995               1994
                                                                              -----------        -----------
Cash flows from operating activities:
 Net earnings                                                                 $    22,192        $    10,764
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Amortization and depreciation                                                   6,975              4,254
    Provision for loan losses                                                       1,317                  -
    Equity in earnings of INMC                                                     (1,870)            (1,196)
    Purchases of mortgage loans held for sale                                  (2,156,719)        (2,793,066)
    Principal repayments and proceeds from sale of mortgage loans               2,151,699          3,076,351
    Change in other assets and liabilities                                         (5,454)            (3,115)
                                                                              -----------        -----------
    Net cash provided by operating activities                                      18,140            293,992

Cash flows from investing activities:
 Collateral for CMOs:
  Principal payments on collateral                                                 12,258            117,005
  Net change in GICs held by trustees                                               1,150              6,162
                                                                              -----------        -----------
                                                                                   13,408            123,167

 Purchases of mortgage loans held for investment                                 (176,916)          (171,009)
 Principal payments on mortgage loans held for investment                          43,259                  -
 Investment in master servicing fees receivable                                   (19,117)           (74,862)
 (Increase) decrease  in revolving warehouse lines of credit                      (82,233)            42,556
 Net increase in construction loans receivable                                    (37,042)                 -
 Investment in INMC                                                               (15,842)            (4,541)
 Advances to INMC, net of cash repayments                                         (61,671)           (13,069)
                                                                              -----------        -----------
    Net cash used in investing activities                                        (336,154)           (97,758)

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Principal payments on securities                                                (13,862)          (122,775)
                                                                              -----------        -----------
                                                                                  (13,862)          (122,775)

 Net increase (decrease) in reverse-repurchase agreements                         286,231            (63,618)
 Net proceeds from issuance of common stock                                        70,233                655
 Cash dividends paid                                                              (21,821)            (8,999)
                                                                              -----------        -----------
    Net cash provided by (used in) financing activities                           320,781           (194,737)
                                                                              -----------        -----------

Net increase in cash                                                                2,767              1,497
Cash at beginning of period                                                         2,605              7,099
                                                                              -----------        -----------
Cash at end of period                                                         $     5,372        $     8,596
                                                                              ===========        ===========

 Supplemental cash flow information:
    Cash paid for interest                                                    $    56,736        $    23,965
                                                                              ===========        ===========


The accompanying notes are an integral part of these statements.

                 CWM Mortgage Holdings, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

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

All significant intercompany balances and transactions have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the period ended June 30, 1994 to conform to the June 30, 1995 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in CWM's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - RESERVE FOR CREDIT LOSSES
----------------------------------

The Company maintains a reserve for possible credit losses on mortgage loans held for sale and investment, construction loans and warehouse lines of credit. Additions to the reserve are based on an assessment of certain factors, including but not limited to estimated future losses on the loans, general economic conditions and trends in portfolio volume, composition, maturity and delinquency statistics. Additionally, since the Company's various loan portfolios are relatively immature, the Company looks at historical statistics of loan portfolios with similar characteristics at other financial institutions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. The balance in the reserve at December 31, 1994 totaled $500,000. During the six months ended June 30, 1995, CWM and INMC provided $1.3 million and $650,000, respectively to the allowance for credit losses and CWM recorded charge-offs of $42,000. The reserve is allocated to mortgage loans held for investment, construction loans and warehouse lines of credit in the amount of $990,000, $435,000 and $350,000, respectively. The reserve for credit losses related to mortgage loans held for sale on INMC totaled $650,000 at June 30, 1995.

NOTE C - INVESTMENT IN INMC
---------------------------

Summarized financial information for INMC follows (in thousands).


                                          June 30, 1995       December 31, 1994
                                          -------------------------------------
Mortgage loans held for sale                $    625,631           $    180,602
Mortgage securities                              254,584                138,472
Master servicing fees receivable                  56,850                 29,444
Other assets                                      21,781                 16,045
                                          -------------------------------------
Total assets                                $    958,846           $    364,563
                                          =====================================

Reverse-repurchase agreements               $    816,085           $    304,080
Other liabilities                                 17,911                 20,212
Advances from CWM                                 78,136                 16,464
Shareholders' equity                              46,714                 23,807
   Total liabilities and                  -------------------------------------
        shareholders' equity                $    958,846           $    364,563
                                          =====================================


                                                Quarter ended             Six months ended
                                                  June 30,                    June 30,
                                           ------------------------    ---------------------
                                                  1995       1994            1995      1994
Interest income
   Mortgage loans held for sale              $   13,421  $   4,650       $ 25,282   $11,585
   Master servicing, net                          2,188        (61)         3,412    (1,557)
   Mortgage securities                            4,669        375          8,073       375
                                           ------------------------    ---------------------
       Total interest income                     20,278      4,964         36,767    10,403
Interest expense                                 14,952      4,636         27,307     9,116
                                           ------------------------    ---------------------

       Net interest income                        5,326        328          9,460     1,287
Provision for loan losses                           650          -            650         -
                                           ------------------------    ---------------------
       Net interest income after
          provision for loan losses               4,676        328          8,810     1,287

Gain (loss) on sale of mortgage
    loans & securities                            5,073     (3,862)         4,260       863
Gain on sale of servicing                             -      5,834              -     5,834
                                           ------------------------    ---------------------

       Net revenues                               9,749      2,300         13,070     7,984

Salaries and related expenses                     3,258      2,069          5,840     3,693
General and administrative
     expenses                                     1,925      1,249          3,741     2,182
Management fee to affiliate                         224         14            232        26
                                           ------------------------    ---------------------
      Total  expenses                             5,407      3,332          9,813     5,901
                                           ------------------------    ---------------------
Earnings (loss) before income
   taxes                                          4,342     (1,032)         3,257     2,083
Income tax provision (benefit)                    1,824       (434)         1,368       874
                                           ------------------------    ---------------------

Net earnings (loss)                             $ 2,518    $  (598)      $  1,889   $ 1,209
                                           ========================    =====================

Mortgage Securities. Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only securities and inverse floaters invested in or retained in connection with the issuance of INMC's REMIC securities. Contractual maturities on the mortgage securities range from 10 to 30 years. The following is a disclosure of the estimated fair value of mortgage securities as of June 30, 1995 and December 31, 1994 (in thousands):


                           Net     Estimated    Gross       Gross
                           book      fair     unrealized  unrealized
Classification            value      value      gains       losses
--------------           --------  ---------  ----------  ----------
June 30, 1995:

  Available-for-sale     $247,483   $254,584     $11,495      $4,394
                       =============================================

December 31, 1994:

 Available-for-sale      $106,928   $105,378     $   512      $2,062
 Held-to-maturity          33,094     33,201       1,463       1,356
                       ---------------------------------------------
  Total                  $140,022   $138,579     $ 1,975      $3,418
                       =============================================

During the quarter ended June 30, 1995, INMC sold mortgage securities classified as available-for-sale with a net book value of $29.8 million (based on specific identification) for proceeds of $32.5 million, resulting in a gross realized gain of $2.7 million. For the six month period ended June 30, 1995, INMC sold mortgage securities classified as available-for-sale with a net book value of $64.5 million for proceeds of $69.1 million, resulting in a net gain of $4.6 million. This net gain was comprised of gross realized gains and gross realized losses of $4.6 million and $25,000, respectively. All securities sold by INMC during the six months ended June 30, 1994 occurred simultaneously with the trade of the REMIC security. Accordingly, such assets and the related gains and losses are not reported separately in the Consolidated Balance Sheet and Statement of Earnings as of and for the six months ended June 30, 1994. INMC had no trading securities at June 30, 1995 and December 31, 1994.

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

NOTE D - SUBSEQUENT EVENT

On July 19, 1995, the Board of Directors declared a cash dividend of $0.30 per share to be paid on September 1, 1995 to shareholders of record on July 28, 1995.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators who generally retain the servicing rights. All loans purchased by CWM, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to INMC at the same price at which the loans were acquired by CWM. INMC does not purchase any loans from entities other than CWM. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization and the net interest earned on its long-term investment portfolio, mortgage securities and master servicing fee income. In addition, the Company earns fee income and net interest income through its warehouse lending programs which provide warehouse and other types of credit to third-party mortgage loan originators. Through the warehouse lending programs, financing is provided to small and medium-size mortgage originators for the origination and sale of mortgage loans, the retention, acquisition or sale of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In August 1994, the Company commenced its construction lending operations. The Company offers both single-family subdivision construction lending to small-to-medium size builders (tract construction) and consumer construction financing to individual borrowers who wish to construct or remodel their principal or secondary residences. The Company earns fee income and net interest income from these programs.

In February 1995 the Company introduced a new division, Independent National Finance Corporation (INFC), to purchase, securitize and sell mortgage loans to borrowers with higher debt-to-income ratios and/or prior adverse credit circumstances (i.e., "B and C" paper mortgages). The Company earns fee income and net interest income from this program and will recognize gains from the sale of such loans once an adequately sized pool of loans has been purchased. For the six months ended June 30, 1995, $1.5 million in mortgage loans have been purchased under this program.

Prior to 1993, the Company's principal source of earnings had been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. However, the remaining mortgage loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced accelerated prepayments during the beginning of 1994, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. As mortgage rates rose during 1994, principal prepayments on the underlying mortgage loans declined and the Company experienced stabilization of the CMO Portfolio resulting in a decrease in the net interest expense on the CMO Portfolio in the first half of 1995 compared to the same period of 1994.

Financial Condition

Conduit Operations: Through INMC's mortgage loan conduit operations, the Company purchases jumbo and other nonconforming loans from mortgage originators who generally retain the servicing rights. During the six months ended June 30, 1995, the Company purchased $2.3 billion of non-conforming mortgage loans, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements and other borrowings. In general, the Company, through INMC, sells the loans in the form of real estate mortgage investment conduit ("REMICs") or whole loan sales or alternatively, through CWM, invests in the loans on a long-term basis using financing provided by CMOs, reverse-repurchase agreements and other borrowings. During the six months ended June 30, 1995, INMC sold $1.7 billion of mortgage loans through the issuance of 10 series of multiple-class mortgage-backed securities in the form of REMICs and sold $17 million of non-conforming mortgage loans as whole loans. At June 30, 1995, CWM was committed to purchase $351.8 million of mortgage loans from various mortgage originators. The master servicing portfolio at June 30, 1995 had an aggregate outstanding principal balance of $8.2 billion with a weighted average coupon of 7.99% compared to $4.8 billion at June 30, 1994 with a weighted average coupon of 7.2%.

Construction Lending Operations: The Company's construction lending program provides tract construction loans to small-to-medium size builders and consumer construction financing to individual borrowers. At June 30, 1995 CWM had loan commitments totaling $92.6 million for tract construction and $44.3 million for consumer construction financing, of which $24.9 million and $20.1 million was outstanding, respectively. The reserve for loan losses related to construction loans totaled $435,000 at June 30, 1995. The Company had outstanding borrowings under a revolving credit facility totaling $27.9 million at June 30, 1995 associated with the financing of construction loans.

Warehouse Lending Operations: The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators to finance mortgage loans from the closing of the loan until it is sold to a permanent investor. Financing is also provided for the retention or acquisition of servicing rights, receivables generated through the sale of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor. At June 30, 1995, CWM had extended committed lines of credit under this program to 103 borrowers in the aggregate amount of $344.0 million, of which $152.0 million was outstanding. The aggregate committed lines of credit increased from $264.5 million at June 30, 1994 with outstanding balances of $49.5 million. The reserve for loan losses related to warehouse loans totaled $350,000 and $0 at June 30, 1995 and 1994, respectively. Reverse-repurchase agreements associated with CWM's financing of these lines of credit totaled $132.8 million and $40.9 million at June 30, 1995 and 1994, respectively.

CMO Portfolio: As of June 30, 1995, the CMO Portfolio was comprised of 14 series of CMOs issued from CWM's inception. Collateral for CMOs decreased from $233.7 million at December 31, 1994 to $219.9 million at June 30, 1995. This decrease of $13.8 million included repayments (including prepayments and premium and discount amortization) of $12.5 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $1.1 million and $167,000 respectively. The fair value of the collateral for CMOs totaled $217.1 million and $224.2 million at June 30, 1995 and December 31, 1994, respectively. CWM's CMOs outstanding decreased to $188.8 million at June 30, 1995 from $202.2 million at December 31, 1994. This decrease of $13.4 million resulted from principal payments (including discount amortization) on CMOs of $13.3 million and a decrease in accrued interest payable on CMOs of $133,000.

Results of Operations
Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

Net Earnings: CWM's net earnings were $12.0 million or $0.30 per share, based on 40,456,769 weighted average shares outstanding for the quarter ended June 30, 1995 compared to $5.7 million or $0.18 per share, based on 32,141,443 weighted average shares outstanding for the quarter ended
June 30, 1994. The increase in net earnings of $6.3 million was due to a $4.7 million increase associated with CWM's mortgage conduit, warehouse and construction lending activities, including CWM's equity in earnings (losses) of INMC, combined with a $1.6 million decrease in net interest expense associated with the CMO portfolio.

The increase in net earnings related to CWM's mortgage conduit, warehouse and construction lending activities of $4.7 million is principally due to an increase in net interest income of $4.3 million and an increase in the equity in earnings of INMC of $3.1 million, offset by a provision for loan losses of $1.1 million and an increase in the management fee expense of $1.5 million.

Interest Income: Total interest income was $43.9 million for the quarter ended June 30, 1995 and $20.5 million for the quarter ended June 30, 1994. This increase in interest income of $23.4 million is primarily due to an increase in interest on mortgage loans held for investment of $18.3 million with additional increases in mortgage loans held for sale, warehouse lines of credit and construction loans of $1.9 million, $1.4 million and $1.1 million, respectively.

Interest income earned on mortgage loans held for sale totaled $10.1 million and
8.2 million resulting in an effective yield of 9.48% and 7.92% for the quarters ended June 30, 1995 and 1994, respectively. Interest income on mortgage loans held for investment totaled $21.0 million and $2.7 resulting in an effective yield of 7.98% and 6.92% for the quarters ended June 30, 1995 and 1994, respectively.

Interest income earned on revolving warehouse lines of credit totaled $2.1 million and $720,000, with interest earned at an effective yield of 9.61% and 7.76% for the quarters ended June 30, 1995 and 1994, respectively. Interest income on construction loans totaled $1.1 with interest earned at an effective yield of 13.92% for the quarter ended June 30, 1995. Construction lending operations began in August 1994 therefore there was no income from this activity in the second quarter of 1994.

Interest income on collateral for CMOs was $4.6 million and $5.5 million for the quarters ended June 30, 1995 and 1994, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $303.0 million for the quarter ended June 30, 1994 to $222.1 million for the quarter ended June 30, 1995, partially offset by an increase in the effective yield earned on the collateral from 7.26% in the second quarter of 1994 to 8.24% in the second quarter of 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the portfolio and a delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings
(GICs) until such amounts are used to repay CMOs. Accordingly, as interest rates increase and prepayments decline, as in the second quarter of 1995 compared to the second quarter of 1994, amortization of premium declines and the amount of the non-earning asset associated with the delay in the receipt of prepayments combined with the lower yielding GICs are reduced relative to the portfolio, resulting in a higher effective yield.

Master Servicing, Net: Beginning in the second quarter of 1994, INMC began to repay its debt to CWM by the transfer of its master servicing fees receivable asset from INMC to CWM at its then carrying value which approximated market value. In addition, in October 1994, CWM began investing in master servicing fees receivable associated with REMIC securities issued by INMC. Accordingly, as of June 30, 1995, CWM had master servicing fees receivable totaling $132.4 million. Gross master servicing income for CWM was $ 7.2 million for the quarter ended June 30, 1995. This gross income was offset by amortization of master servicing fees receivable of $4.1 million for the quarter ended June 30, 1995. For the quarter ended June 30, 1994, gross master servicing totaled $3.8 million, offset by amortization of master servicing fees receivable of $1.4 million.

Interest Expense: For the three months ended June 30, 1995 and 1994, total interest expense was $31.2 million and $13.6 million, respectively. This increase in interest expense of $17.6 million was due to an increase in interest expense on reverse-repurchase agreements and other borrowings of $20.1 million offset by a decrease in interest expense on CMOs of $2.5 million.

Interest expense on reverse-repurchase agreements and other borrowings used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $26.7 million for the quarter ended June 30, 1995, compared to $6.6 million for the quarter ended June 30, 1994. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period from $554 million for the quarter ended June 30,1994 to $1.6 billion for the quarter ended June 30, 1995 combined with an increase in the weighted average effective rate applicable to such indebtedness from 4.76% to 6.80% for the quarters ended June 30, 1994 and 1995, respectively.

Interest expense on CMOs was $4.5 million and $7.0 million for the three months ended June 30, 1995 and 1994, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $277.9 million for the quarter ended June 30, 1994 to $192.6 million for the quarter ended June 30, 1995 and a decrease in the effective rate on the CMOs from 10.14% in the second quarter of 1994 to 9.42% in the second quarter of 1995. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. As interest rates increase and prepayments decline on the underlying collateral, the amortization of original issue discount and bond issue costs also decreases resulting in a lower effective rate on the portfolio.

Equity in Earnings of INMC: The 1995 second quarter earnings of $2.5 million for INMC, in which CWM has a 99% economic interest, resulted principally from net interest income of $5.3 million, including gross master servicing income of $4.1 million and amortization of master servicing fees receivable of $1.9 million, gain on sale of loans and securities of $5.1 million, offset by expenses of $5.4 million, a provision for loan losses of $650,000 and income taxes of $1.8 million. During the second quarter of 1994, the $598,000 net loss of INMC resulted principally from net interest income of $328,000, including gross master servicing fees receivable totaling $2.8 million and amortization of master servicing fees receivable of $2.9 million, gain on sale servicing of $5.8 million, a loss on sale of loans and securities of $3.9 million, expenses of $3.3 million and income tax benefit of $434,000.

General and Administrative Expense: The increase in general and administrative expense in the second quarter of 1995 compared to the second quarter of 1994 is primarily the result of increased salaries and operating costs related to the warehouse and construction lending operations as the Company has developed and expanded these business lines.

Management Fees: For the three months ended June 30, 1995, management fees were $1.6 million compared to $78,000 for the three months ended June 30, 1994. The increase in the management fee of $1.5 million was primarily due to an increase in incentive compensation for the second quarter of 1995, directly related to the increase in CWM's earnings in the second quarter of 1995. Regular management fees also increased due to increased average balances of the mortgage loans held for investment and warehouse lines of credit.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

Net Earnings: CWM's net earnings were $22.2 million or $0.57 per share, based on 38,727,712 weighted average shares outstanding for the six months ended June 30, 1995 compared to $10.8 million or $0.34 per share, based on 32,123,456 weighted average shares outstanding for the six months ended June 30, 1994. The increase in net earnings of $11.4 million was primarily due to a $7.6 million increase associated with CWM's mortgage conduit, warehouse and construction lending activities, including CWM's equity in earnings of INMC, combined with a $3.8 million decrease in net interest expense associated with the CMO portfolio.

The increase in net earnings related to CWM's mortgage conduit, warehouse and construction lending activities of $7.6 million is principally due to an increase in net interest income of $10.9 million and an increase in the equity in earnings of INMC of $674,000 offset by a provision for loan losses of $1.3 million, an increase in the management fee of $2.2 million and an increase in general and administrative expense of $616,000.

Interest Income: Total interest income was $85.4 million for the six months ended June 30, 1995 and $39.8 million for the six months ended June 30, 1994. This increase in interest income of $45.6 million is primarily due to an increase in interest on mortgage loans held for investment and interest on master servicing of $38.5 million and $3.6 million, respectively, offset by a decrease in interest income on collateral for CMOs of $2.5 million. Additionally, interest on mortgage loans held for sale, warehouse lines of credit, construction loans and advances to INMC increased $1.5 million, $1.2 million, $1.5 million and $1.8 million, respectively.

Interest income earned on mortgage loans held for sale totaled $20.8 million and $19.3 resulting in an effective yield of 9.47% and 7.18% for the six month periods ended June 30, 1995 and 1994, respectively. Interest income on mortgage loans held for investment totaled $41.2 million and $2.7 million resulting in an effective yield of 8.12% and 6.92% for the six month periods ended June 30, 1995 and 1994, respectively.

Interest income on revolving warehouse lines of credit totaled $3.3 million and $2.1 million with interest earned at an effective yield of 9.75% and 7.39%, for the six month periods ended June 30, 1995 and 1994, respectively. Interest income on construction loans totaled $1.5 million with interest earned at an effective yield of 13.87% for the six months ended June 30, 1995.

Interest income on collateral for CMOs was $9.2 million and $11.7 million for the six months ended June 30, 1995 and 1994, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $336.5 million for the six months ended June 30, 1994 to $224.9 million for the six months ended June 30, 1995, partially offset by an increase in the effective yield earned on the collateral from 6.98% in the first half of 1994 to 8.29% in the first half of 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the portfolio and a delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay
CMOs. Accordingly, in periods of higher interest rates and reduced prepayments, as in the first half of 1995 compared to the first half of 1994, amortization of premium declines and the amount of the non-earning asset associated with the delay in the receipt of prepayments combined with the lower yielding GICs are reduced relative to the portfolio, resulting in a higher effective yield.

Master Servicing, Net: Gross master servicing income for CWM was $13.6 million for the six months ended June 30, 1995. This gross income was offset by amortization of master servicing fees receivable of $7.6 million for the six months ended June 30, 1995. Gross master servicing income for the six months ended June 30, 1994 totaled $3.8 million, offset by amortization of the master servicing fees receivable of $1.4 million.

Interest Expense: For the six months ended June 30, 1995 and 1994, total interest expense was $60.2 million and $29.4 million, respectively. This increase in interest expense of $30.8 million was due to an increase in interest expense on reverse-repurchase agreements and other borrowings of $37.1 million offset by a decrease in interest expense on CMOs of $6.3 million.

Interest expense on reverse-repurchase agreements and other borrowings used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $50.8 million for the six months ended June 30, 1995 compared to $13.7 million for the six months ended June 30, 1994. The increase in interest expense was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period from $620.7 million for the first half of 1994 to $1.5 billion for the first half of 1995, combined with an increase in the weighted average effective rate applicable to such indebtedness from 4.45% to 6.75% for the six months ended June 30, 1994 and 1995, respectively.

Interest expense on CMOs was $9.4 million and $15.7 million for the six months ended June 30, 1995 and 1994, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding from $308.2 million for the six months ended June 30, 1994 to $195.5 million for the six months ended June 30, 1995 and a decrease in the effective rate on the CMOs from 10.18% in the first half of 1994 to 9.69% in the first half of 1995. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs discussed above. The prepayments are ultimately used to repay the related CMOs. As interest rates increase and prepayments decline on the underlying collateral, the amortization of original issue discount and bond issue costs also decreases resulting in a lower effective rate on the portfolio.

Equity in Earnings of INMC: Net earnings for the six months ended June 30, 1995 for INMC of $1.9 million, in which CWM has a 99% economic interest, resulted principally from net interest income of $9.5 million, including gross master servicing fees receivable of $7.0 million and amortization of master servicing fees receivable of $3.6 million, and gains on sale of loans and securities of $4.3 million, offset by a provision for loan losses of $650,000, expenses of $9.8 million, and income taxes of $1.4 million. During the first half of 1994, net earnings of $1.2 million for INMC resulted principally from net interest income of $1.3 million, including gross master servicing fees receivable of $6.7 million and amortization of master servicing fees receivable of $8.3 million, gain on sale of loans and securities of $863,000 and a gain on sale of servicing of $5.8 million, offset by expenses totaling $5.9 million and income taxes of $874,000.

General and Administrative Expense: General and Administrative expenses increased from $1.2 million for the first six months of 1994 to $1.8 million for the same period of 1995. This increase is primarily the result of increased salaries and operating costs related to the warehouse and construction lending operations as the Company has developed and expanded these business lines.

Management Fees: For the six months ended June 30, 1995, management fees were $2.4 million compared to $178,000 for the comparable 1994 period. This increase was primarily due to an increase in incentive compensation for the first half of 1995, directly related to the increase in CWM's earnings for the period. Regular management fees also increased in the six months ended June 30, 1995 due to increased average balances of the mortgage loans held for investment and warehouse lines of credit.


Liquidity and Capital Resources

The Company uses proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock to meet its working capital needs. In addition, in connection with its mortgage conduit operations, the Company issues REMIC securities to help meet such needs.

In February 1995, the Company completed an additional public offering in which
8.05 million shares of the Company's common stock were issued at an offering price of $9.125 per share. The offering increased the total capitalization of the Company to approximately $315 million. The net proceeds from this offering of $69 million has been used to continue the Company's mortgage loan acquisition and securitization activities, to expand its construction lending operations and to fund INFC.

In May 1995, the Company entered into a committed credit facility in the aggregate amount of $100 million with First Union National Bank of North Carolina ("First Union"). The credit facility consists of six tranches secured by, and for the purpose of financing, mortgage loans held for sale, mortgage loans held for investment, tract construction loans, master servicing rights, servicing-secured and servicing-receivable loans, and foreclosure and repurchase loans. The financing for the tract construction loans, master servicing rights, servicing-secured and servicing-receivable loans and foreclosure and repurchase loans is committed for a period of two years. The Company and First Union are in the process of seeking commitments from additional lenders with the objective of raising the aggregate credit limit for the syndicated facility to $300 million.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         --------

             3.1  Certificate of Incorporation, as amended
             3.2  Bylaws, as amended
            10.1  1995 Amended and Extended Management Agreement
            10.2  Termination Agreement
            10.3  1995 Amended and Extended Loan Purchase and Administrative
                   Services Agreement
           *10.4  Facility I Credit Agreement
           *10.5  Facility II Credit Agreement
            10.6  Security and Collateral Agency Agreement
              27  Financial Data Schedule

         Reports on Form 8-K.
         --------------------

            None

         -----------
           * Certain confidential portions of this exhibit have been filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment filed pursuant to Rule 406 under the Securities Act of 1933, as amended.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 14, 1995.



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