Form 10-Q/A
period 1995-06-30
CWM MORTGAGE HOLDINGS INC
filed 1995-11-13
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended June 30, 1995

                                      OR

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to ______________

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

At the annual meeting of CWM's stockholders held on May 17, 1995, the stockholders voted to re-elect CWM's directors. The votes cast in this regard were as follows: David S. Loeb - 37,783,073 for and 326,551 withheld; Angelo R. Mozilo - 37,791,163 for and 318,461 withheld; Lyle E. Gramley - 37,883,178 for and 226,446 withheld; Thomas J. Kearns - 37,883,078 for and 226,546 withheld; and Frederick J. Napolitano - 37,882,817 for and 226,807 withheld. In addition, the stockholders voted to amend CWM's Certificate of Incorporation to increase the authorized number of shares of common stock from 60 million to 100 million shares. The votes cast on this proposal were as follows: 35,834,093 in favor; 1,811,712 opposed; 463,819 abstaining; and 0 broker non-vote. Finally, the stockholders voted to ratify the selection of Grant Thornton as CWM's independent certified public accountants for the fiscal year ending December 31, 1995. The votes cast on this proposal were as follows: 37,759,289 in favor; 129,744 opposed; 220,591 abstaining; and 0 broker non-vote.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 10, 1995.



                                  CWM MORTGAGE HOLDINGS, INC.




                                  By:    Michael W. Perry
                                        -------------------------
                                         Michael W. Perry
                                         Executive Vice President and Chief
                                         Operating Officer



                                  By:    Carmella L. Grahn
                                        -------------------------
                                         Carmella L. Grahn
                                         Senior Vice President and Chief
                                         Accounting Officer