Form 10-Q
period 1995-09-30
CWM MORTGAGE HOLDINGS INC
filed 1995-11-13
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1995

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

     Common stock outstanding as of September 30, 1995:  40,887,037 shares

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


CWM Mortgage Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollar amounts in thousands)
(Unaudited)

                                                                  September 30, 1995   December 31, 1994
                                                                  ------------------   -----------------
ASSETS

Mortgage assets
  Mortgage loans held for sale                                     $        291,416     $      608,240
  Mortgage loans held for investment                                      1,352,982            899,672
  Collateral for CMOs                                                       201,750            233,690
  Master servicing fees receivable                                          127,817            120,954
  Construction loans receivable                                              71,286              6,370
Revolving warehouse lines of credit                                         143,138             69,591
Cash and cash equivalents                                                    17,308              2,605
Investment in and advances to INMC                                          108,512             40,032
Other assets                                                                 20,715             16,490
                                                                  ------------------   ----------------
         Total assets                                              $      2,334,924     $    1,997,644
                                                                  ==================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Reverse-repurchase agreements and other borrowings                 $      1,813,366     $    1,534,189
Collateralized mortgage obligations                                         172,171            202,259
Accounts payable and accrued liabilities                                     14,864              5,176
                                                                  ------------------   ----------------
         Total liabilities                                                2,000,401          1,741,624

Commitments and contingencies                                                     -                  -

Shareholders' equity

  Common stock - authorized,100,000,000 shares of
   $.01 par value; issued and outstanding, 40,887,037 shares
   in 1995 and 32,281,156 in 1994                                               409                323
  Additional paid-in capital                                                332,212            258,240
  Net unrealized gain (loss) on available-for-sale securities
   held by INMC                                                               1,874               (890)
  Cumulative earnings                                                       135,819            100,137
  Cumulative distributions to shareholders                                 (135,791)          (101,790)
                                                                  ------------------   ----------------
         Total shareholders' equity                                         334,523            256,020
                                                                  ------------------   ----------------
  Total liabilities and shareholders' equity                       $      2,334,924     $    1,997,644
                                                                  ==================   ================

The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               QUARTER ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------     ---------------------------------
                                                  1995             1994                1995              1994
                                             --------------   --------------     ---------------     --------------
REVENUES

  Interest income
      Mortgage loans held for sale            $      8,313      $     7,010       $      29,083       $     26,290
      Mortgage loans held for investment            26,849            3,412              68,033              6,121
      Collateral for CMOs                            4,191            5,152              13,434             16,899
      Master servicing, net                          2,246            2,194               8,257              4,578
      Construction loans                             1,911                8               3,421                  8
      Revolving warehouse lines of credit            3,254              913               6,596              3,055
      Advances to INMC                               1,380            1,435               4,683              2,964
      Other                                            118               30                 182                 72
                                             --------------   --------------     ---------------     --------------
        Total interest income                       48,262           20,154             133,689             59,987

  Interest expense
      Reverse-repurchase agreements & other
       borrowings                                   31,253            8,394              82,070             22,077
      Collateralized mortgage obligations            4,206            5,917              13,602             21,607
                                             --------------   --------------     ---------------     --------------
        Total interest expense                      35,459           14,311              95,672             43,684
                                             --------------   --------------     ---------------     --------------

          Net interest income                       12,803            5,843              38,017             16,303

  Provision for loan losses                          1,082                -               2,399                  -
                                             --------------   --------------     ---------------     --------------
          Net interest income after
          provision for loan losses                 11,721            5,843              35,618             16,303

  Equity in earnings of INMC                         4,435            3,229               6,305              4,426
  Other, net                                           296              139                 841                575
                                             --------------   --------------     ---------------     --------------
          Net revenues                              16,452            9,211              42,764             21,304

EXPENSES

  General and administrative                         1,184              612               2,951              1,762
  Management fees to affiliate                       1,777              302               4,130                481
                                             --------------   --------------     ---------------     --------------
          Total expenses                             2,961              914               7,081              2,243
                                             --------------   --------------     ---------------     --------------


NET EARNINGS                                  $     13,491      $     8,297       $      35,683       $     19,061
                                             ==============   ==============     ===============     ==============


EARNINGS PER SHARE                                   $0.33            $0.26               $0.91              $0.59
                                             ==============   ==============     ===============     ==============

Weighted average shares outstanding             40,634,237       32,216,505          39,370,204         32,156,094

       The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------
                                                    1995                1994
                                              ---------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $     35,683        $     19,061
  Adjustments to reconcile net earnings
   to net cash provided by operating
    activities:
      Amortization and depreciation                   13,193               6,290
      Provision for loan losses                        2,399                   -
      Equity in earnings of INMC                      (6,305)             (4,426)
      Purchases of mortgage loans held
       for sale                                   (3,008,363)         (4,330,619)
      Principal repayments and
       proceeds from sale of mortgage
       loans                                       2,939,883           4,703,896
      Change in accrued income and
       expense                                         5,605              (4,871)
                                              ---------------     ---------------
      Net cash provided by operating
       activities                                    (17,905)            389,331
                                              ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collateral for CMOs:
    Principal payments on collateral                  21,210             136,841
    Proceeds from sale of collateral                   9,205                   -
    Net change in GICs held by trustees                  974              16,532
                                              ---------------     ---------------

                                                      31,389             153,373

  Purchases of mortgage loans held for
   investment                                       (157,529)           (318,296)
  Principal payments on mortgage loans
   held for investment                                88,734              10,731
  Investment in master servicing fees
   receivable                                        (19,117)            (99,603)
  Net (increase) decrease  in
   revolving warehouse lines of credit               (73,889)             31,558
  Net increase in construction loans
   receivable                                        (65,183)               (486)
  Investment in INMC                                 (15,841)             (4,541)
  Advances to INMC, net of cash
   repayments                                        (43,570)            (16,618)
  Increase in other assets                            (2,992)             (1,354)
                                              ---------------     ---------------
      Net cash used in investing                    (257,998)           (245,236)
       activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collateralized mortgage obligations:
    Principal payments on securities                 (21,824)           (152,974)
    Redemption of CMO                                 (9,022)                  -
                                              ---------------     ---------------
                                                     (30,846)           (152,974)

  Net increase in reverse-repurchase                 279,176              23,035
   agreements
  Net proceeds from issuance of common
   stock                                              74,058               1,231
  Cash dividends paid                                (34,001)            (14,799)
  Increase in other liabilities                        2,219               1,226
                                              ---------------     ---------------
      Net cash provided by (used in)                 290,606            (142,281)
       financing activities                   ---------------     ---------------


Net increase in cash                                  14,703               1,814
Cash at beginning of period                            2,605               7,099
                                              ---------------     ---------------
Cash at end of period                            $    17,308        $      8,913
                                              ===============     ===============

  Supplemental cash flow information:
      Cash paid for interest                     $    86,800        $     40,990
                                              ===============     ===============


The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)

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

All significant intercompany balances and transactions have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the period ended September 30, 1994 to conform to the September 30, 1995 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in CWM's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - RESERVE FOR CREDIT LOSSES
----------------------------------

The Company maintains a reserve for possible credit losses on mortgage loans held for sale and investment, construction loans and warehouse lines of credit. Additions to the reserve are based on an assessment of certain factors, including but not limited to estimated future losses on the loans, general economic conditions and trends in portfolio volume, composition, maturity and delinquency statistics. Additionally, since the Company's various loan portfolios are relatively immature, the Company looks at historical statistics of loan portfolios with similar characteristics at other financial institutions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. The balance in the reserve at December 31, 1994 totaled $500,000. During the nine months ended September 30, 1995, CWM and INMC provided $2.4 million and $1.4 million, respectively, to the allowance for credit losses and recorded charge-offs of $42,000 and $376,000, respectively, during the nine months ended September 30, 1995. The reserve is allocated to mortgage loans held for investment, construction loans and warehouse lines of credit in the amounts of $1.8 million, $567,000 and $500,000, respectively. The reserve for credit losses related to mortgage loans held for sale maintained by INMC totaled $1.0 million at September 30, 1995.

NOTE C - INVESTMENT IN INMC
---------------------------

Summarized financial information for INMC follows (in thousands).

                                            September 30, 1995   December 31, 1994
                                            --------------------------------------
Mortgage loans held for sale                   $       201,261     $       180,602
Mortgage securities                                    271,838             138,472
Master servicing fees receivable                       119,976              29,444
Other assets                                            24,050              16,045
                                            --------------------------------------
Total assets                                   $       617,125     $       364,563
                                            ======================================

Reverse-repurchase agreements                  $       489,766     $       304,080
Other liabilities                                       18,358              20,212
Advances from CWM                                       60,034              16,464
Shareholders' equity                                    48,967              23,807
                                            --------------------------------------
   Total liabilities and
        shareholders' equity                   $       617,125     $       364,563
                                            ======================================

                                                 Quarter ended            Nine months ended
                                                 September 30,                September 30,
                                            ------------------------    ------------------------
                                                   1995         1994            1995        1994
Interest income
   Mortgage loans held for sale              $    8,693   $    7,636     $    33,975  $   19,221
   Mortgage securities                            5,372        2,012          13,445       2,368
   Master servicing, net                          2,937        1,389           6,349        (168)
                                            ------------------------    ------------------------
       Total interest income                     17,002       11,037          53,769      21,439

Interest expense                                 11,713        8,619          39,020      17,737
                                            ------------------------    ------------------------
       Net interest income                        5,289        2,418          14,749       3,702
Provision for loan losses                           767            -           1,417           -
                                            ------------------------    ------------------------
       Net interest income after                  4,522        2,418          13,332       3,702
          provision for loan losses

Gain on sale of mortgage                          9,133        7,090          13,393       7,955
    loans & securities
Gain on sale of servicing                             -            -               -       5,834
                                            ------------------------    ------------------------
       Net revenues                              13,655        9,508          26,725      17,491

Salaries and related expenses                     3,241        2,105           9,081       5,798
General and administrative                        2,056        1,581           5,797       3,763
   expenses
Management fees to affiliate                        463          197             695         222
                                            ------------------------    ------------------------
         Total  expenses                          5,760        3,883          15,573       9,783
                                            ------------------------    ------------------------
Earnings before income                            7,895        5,625          11,152       7,708
     taxes
Income tax provision                              3,416        2,363           4,784       3,237
                                            ------------------------    ------------------------
         Net earnings                        $    4,479   $    3,262     $     6,368  $    4,471
                                            ========================    ========================

Mortgage Securities. Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only securities and inverse floaters primarily invested in or retained in connection with the issuance of INMC's REMIC securities. Contractual maturities on the mortgage securities range from 10 to 30 years. The following is a disclosure of the estimated fair value of mortgage securities as of September 30, 1995 and December 31, 1994 (in thousands):

                           NET       ESTIMATED       GROSS           GROSS
                           BOOK        FAIR        UNREALIZED     UNREALIZED
CLASSIFICATION            VALUE        VALUE         GAINS          LOSSES
--------------            -----        -----         -----          ------
September 30, 1995:

   Available-for-sale    $268,574    $271,838        $8,338         $5,074
                       ======================================================
December 31, 1994:

   Available-for-sale    $106,928    $105,378        $  512         $2,062
   Held-to-maturity        33,094      33,201         1,463          1,356
                       ------------------------------------------------------
     Total               $140,022    $138,579        $1,975         $3,418
                       ======================================================

During the quarter ended September 30, 1995, INMC sold mortgage securities classified as available-for-sale with a net book value of $42.6 million (based on specific identification) for proceeds of $44.2 million, resulting in a gross realized gain of $1.6 million. For the nine month period ended September 30, 1995, INMC sold mortgage securities classified as available-for-sale with a net book value of $107.1 million for proceeds of $113.3 million, resulting in a net gain of $6.1 million. This net gain was comprised of gross realized gains and gross realized losses of $6.2 million and $89,000, respectively. The estimated fair value as of September 30, 1995 in the above table reflects the impact of lower overall interest rates during the quarter, offset by a widening of spreads on certain types of securities. All mortgage securities sold by INMC during the nine months ended September 30, 1994 occurred simultaneously with the trade of the related REMIC security. Accordingly, such assets and the related gains and losses are not reported separately in the Consolidated Balance Sheet and Statement of Earnings as of and for the nine months ended September 30, 1994.

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

NOTE D - SUBSEQUENT EVENT

On October 17, 1995, the Board of Directors declared a cash dividend of $0.33 per share to be paid on December 1, 1995 to shareholders of record on October 27, 1995.

In August, 1995, the Company's registration statement relating to the Company's amended and restated Dividend Reinvestment and Stock Purchase Plan was declared effective. In September and October, 1995 the Company raised $3.4 million and $4.6 million, respectively, of capital through the issuance of 254,881 and 347,429 shares of common stock, respectively, in connection with this Plan.

On October 27, 1995 the Company completed the private placement of senior unsecured notes in the aggregate amount of $60.5 million with institutional lenders. The notes bear interest at rates of 8.86% to 8.91% and mature on October 15, 2002. The notes require principal repayment in three equal annual installments beginning on October 15, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators who generally retain the servicing rights. All loans purchased by CWM, for which a REMIC transaction or whole loan sale is contemplated, are committed for sale to INMC at the same price at which the loans were acquired by CWM. INMC does not purchase any loans from entities other than CWM. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, the net interest earned on its long-term investment portfolio and mortgage securities, and master servicing fee income. In addition, the Company earns fee income and net interest income through its construction and warehouse lending programs. The construction lending operation provides tract financing on a nationwide basis to small-to-medium size builders (tract construction) and consumer construction and lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences. The warehouse lending operation provides financing to small and medium-size mortgage originators for the origination and sale of mortgage loans, the retention, acquisition or sale of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In February 1995, the Company introduced a new division, Independent National Finance Corporation (INFC), to purchase, securitize and sell mortgage loans to borrowers with higher debt-to-income ratios and/or prior adverse credit circumstances (i.e., "B and C" paper mortgages). The Company earns fee income and net interest income from this program and will recognize gains or losses from the sale of such loans once adequately sized pools of loans have been purchased for securitization.

Prior to 1993, the Company's principal source of earnings had been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. However, the remaining mortgage loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced accelerated prepayments during the beginning of 1994, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were ultimately realized on the portfolio. As mortgage rates rose during 1994, principal prepayments on the underlying mortgage loans declined and the Company experienced stabilization of the CMO Portfolio resulting in a decrease in the net interest expense on the CMO Portfolio in the first nine months of 1995 compared to the same period of 1994.

FINANCIAL CONDITION

CONDUIT OPERATIONS: Through the mortgage loan conduit operations, the Company purchases jumbo and other nonconforming loans from mortgage originators who generally retain the servicing rights. During the nine months ended September 30, 1995, the Company purchased $3.2 billion of non-conforming mortgage loans, which were financed on an interim basis using equity and short-term borrowings in the form of reverse-repurchase agreements and other borrowings. In general, the Company, through INMC, sells the loans in the form of real estate mortgage investment conduit ("REMICs") or whole loan sales or alternatively, through CWM, invests in the loans on a long-term basis using financing provided by CMOs, reverse-repurchase agreements and other borrowings. During the nine months ended September 30, 1995, INMC sold $2.9 billion of mortgage loans through the issuance of 17 series of multiple-class mortgage-backed securities in the form of REMICs and sold $17 million of non-conforming mortgage loans as whole loans. At September 30, 1995, CWM was committed to purchase $416.5 million of mortgage loans from various mortgage originators. The master servicing portfolio at September 30, 1995 had an aggregate outstanding principal balance of $9.0 billion with a weighted average coupon of 8.23% compared to $6.3 billion at September 30, 1994 with a weighted average coupon of 7.22%. Additionally, during the nine months ended September 30, 1995, $12.6 million in "B and C" paper mortgage loans were purchased by the Company.

CONSTRUCTION LENDING OPERATIONS: The Company's construction lending program provides tract construction loans to small-to-medium size builders and consumer construction financing to individual borrowers. At September 30, 1995 CWM had loan commitments totaling $139.1 million for tract construction and $66.1 million for consumer construction financing, of which $39.7 million and $32.2 million was outstanding, respectively. The reserve for loan losses related to construction loans totaled $567,000 at September 30, 1995. The Company had outstanding borrowings under a revolving credit facility totaling $48.8 million at September 30, 1995 associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS: The Company's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators to finance mortgage loans from the closing of the loan until it is sold to a permanent investor. Financing is also provided for the retention or acquisition of servicing rights, receivables generated through the sale of servicing rights, and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor. At September 30, 1995, CWM had extended committed lines of credit under these programs to 110 borrowers in the aggregate amount of $337.0 million, of which $143.6 million was outstanding. The aggregate committed lines of credit totaled $328.3 million at September 30, 1994 with outstanding balances of $60.5 million. The reserve for loan losses related to warehouse lines totaled $500,000 and $0 at September 30, 1995 and 1994, respectively. Reverse-repurchase agreements associated with CWM's financing of these lines of credit totaled $115.5 million and $36.9 million at September 30, 1995 and 1994, respectively.

CMO PORTFOLIO: As of September 30, 1995, the CMO Portfolio was comprised of 12 series of CMOs issued from CWM's inception. Collateral for CMOs decreased from $233.7 million at December 31, 1994 to $201.8 million at September 30, 1995. This decrease of $31.9 million included repayments (including prepayments and premium and discount amortization) of $21.4 million, the sale and transfer of mortgage securities in connection with the redemption of one series totaling $9.1 million and a decrease in guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable of $974,000 and $427,000, respectively. The fair value of the collateral for CMOs totaled $199.9 million and $224.2 million at September 30, 1995 and December 31, 1994, respectively. CWM's CMOs outstanding decreased to $172.2 million at September 30, 1995 from $202.3 million at December 31, 1994. This decrease of $30.1 million resulted from principal payments (including the early redemption of one series in the amount of $9.0 million and discount amortization) on CMOs of $29.7 million and a decrease in accrued interest payable on CMOs of $371,000.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994

NET EARNINGS: CWM's net earnings were $13.5 million or $0.33 per share, based on 40,634,237 weighted average shares outstanding for the quarter ended September 30, 1995, compared to $8.3 million or $0.26 per share, based on 32,216,505 weighted average shares outstanding for the quarter ended September 30, 1994. The increase in net earnings of $5.2 million was due to a $4.5 million increase associated with CWM's mortgage conduit, warehouse and construction lending activities, including CWM's equity in earnings of INMC, combined with a $750,000 decrease in net interest expense associated with the CMO Portfolio.

The increase in net earnings related to CWM's mortgage conduit, warehouse and construction lending activities of $4.5 million is principally due to an increase in net interest income of $6.2 million and an increase in CWM's equity in earnings of INMC of $1.2 million, offset by a provision for loan losses of $1.1 million and an increase in management fee expense of $1.5 million.

INTEREST INCOME:   Total interest income was $48.2 million for the quarter ended
September 30, 1995 and $20.1 million for the quarter ended September 30, 1994. This increase in interest income of $28.1 million is primarily due to an increase in interest on mortgage loans held for investment of $23.4 million with additional increases in mortgage loans held for sale, warehouse lines of credit and construction loans of $1.3 million, $2.3 million and $1.9 million, respectively, offset by a decrease of $1.0 million in the interest income on CMO collateral.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $26.8 million and $3.4 resulting in an effective yield of 7.92% and 6.33% for the quarters ended September 30, 1995 and 1994, respectively. Interest income earned on mortgage loans held for sale totaled $8.3 million and $7.0 million resulting in an effective yield of 9.00% and 7.53% for the quarters ended September 30, 1995 and 1994, respectively.

Interest income earned on revolving warehouse lines of credit totaled $3.3 million and $913,000 with interest earned at an effective yield of 9.55% and 7.99% for the quarters ended September 30, 1995 and 1994, respectively. Interest income on construction loans totaled $1.9 million and $8,000 with interest earned at an effective yield of 13.40% and 12.68% for the quarters ended September 30, 1995 and 1994, respectively.

Interest income on collateral for CMOs was $4.2 million and $5.2 million for the quarters ended September 30, 1995 and 1994, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $210.4 million for the quarter ended September 30, 1995 compared to $255.9 million for the quarter ended September 30, 1994 and a decrease in the effective yield earned on the collateral for CMOs to 7.90% in the third quarter of 1995 from 8.05% in the third quarter of 1994. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs. The Company sold higher yielding mortgage-backed securities in the third quarter of 1995 in connection with the early redemption of one CMO series totaling $9.0 million. The sale of the higher yielding securities resulted in a reduction in the overall yield on the collateral in the third quarter of 1995.

MASTER SERVICING, NET: Beginning in the third quarter of 1994, INMC began to repay its then-outstanding debt to CWM by the transfer of its master servicing fees receivable asset from INMC to CWM at its then carrying value which approximated market value. In addition, in October 1994, CWM began investing in certain master servicing fees receivable associated with REMIC securities issued by INMC. Accordingly, as of September 30, 1995, CWM had master servicing fees receivable totaling $127.8 million. Gross master servicing income for CWM was $6.8 million for the quarter ended September 30, 1995. This gross income was offset by amortization of master servicing fees receivable of $4.6 million for the quarter ended September 30, 1995. For the quarter ended September 30, 1994, gross master servicing income totaled $4.8 million, offset by amortization of master servicing fees receivable of $2.6 million.

INTEREST EXPENSE: For the quarters ended September 30, 1995 and 1994, total interest expense was $35.5 million and $14.3 million, respectively. This increase in interest expense of $21.2 million was due to an increase in interest expense on reverse-repurchase agreements and other borrowings of $22.8 million offset by a decrease in interest expense on CMOs of $1.7 million.

Interest expense on reverse-repurchase agreements and other borrowings used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $31.3 million for the quarter ended September 30, 1995, compared to $8.4 million for the quarter ended September 30, 1994. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $1.9 billion for the quarter ended September 30, 1995 compared to $636 million for the quarter ended September 30, 1994, combined with an increase in the weighted average effective rate applicable to such indebtedness to 6.70% for the quarter ended September 30, 1995 from 5.28% for the quarter ended September 30, 1994.

Interest expense on CMOs was $4.2 million and $5.9 million for the quarter ended September 30, 1995 and 1994, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $179.6 million for the quarter ended September 30, 1995 from $234.2 million for the quarter ended September 30, 1994, and a decrease in the effective rate on the CMOs to 9.29% in the third quarter of 1995 from 10.11% in the third quarter of 1994. The decrease in the average balance of CMOs includes the early redemption of one CMO series totaling $9.0 million in the third quarter of 1995 and reflects higher prepayment activity in the third quarter of 1994 compared to the third quarter of 1995. The prepayments are ultimately used to repay the related CMOs. As interest rates increase and prepayments decline on the underlying collateral, the amortization of original issue discount and bond issue costs also decrease, resulting in a lower effective rate on the portfolio.

EQUITY IN EARNINGS OF INMC: The 1995 third quarter earnings of $4.5 million for INMC, in which CWM has a 99% economic interest, resulted principally from net interest income of $5.3 million, including gross master servicing income of $6.8 million and amortization of master servicing fees receivable of $3.9 million, gain on sale of loans and securities of $9.1 million, offset by expenses of $5.3 million, management fee expense of $463,000, a provision for loan losses of $767,000 and income taxes of $3.4 million. During the third quarter of 1994, the earnings of INMC totaled $3.3 million and resulted principally from net interest income of $2.4 million, including gross master servicing income totaling $2.6 million and amortization of master servicing fees receivable of $1.2 million, gain on sale of loans and securities of $7.1 million, expenses of $3.7 million, management fee expense of $197,000 and income taxes of $2.4 million.

GENERAL AND ADMINISTRATIVE EXPENSE: The increase in general and administrative expense in the third quarter of 1995 compared to the third quarter of 1994 is primarily the result of increased salaries and operating costs related to the construction lending and warehouse lending operations as the Company has developed and expanded these business lines.

MANAGEMENT FEES: For the three months ended September 30, 1995, management fees were $1.8 million compared to $302,000 for the three months ended September 30, 1994. The increase in the management fee of $1.5 million was primarily due to an increase in contractually established incentive compensation for the third quarter of 1995, directly related to the increase in CWM's earnings in the third quarter of 1995. Regular management fees also increased due to increased average balances of the mortgage loans held for investment and warehouse lines of credit.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

NET EARNINGS: CWM's net earnings were $35.7 million or $0.91 per share, based on 39,370,204 weighted average shares outstanding for the nine months ended September 30, 1995 compared to $19.1 million or $0.59 per share, based on 32,156,094 weighted average shares outstanding for the nine months ended September 30, 1994. The increase in net earnings of $16.6 million was primarily due to a $12.1 million increase associated with CWM's mortgage conduit, warehouse lending and construction lending activities, including CWM's equity in earnings of INMC, combined with a $4.5 million decrease in net interest expense associated with the CMO Portfolio.

The increase in net earnings related to CWM's mortgage conduit, warehouse lending and construction lending activities of $12.1 million is principally due to an increase in net interest income of $17.2 million and an increase in the equity in earnings of INMC of $1.9 million offset by a provision for loan losses of $2.4 million, an increase in the management fee of $3.6 million and an increase in general and administrative expenses of $1.2 million.

INTEREST INCOME:   Total interest income was $133.7 million for the nine months ended September 30, 1995 and $60.0 million for the nine months ended September 30, 1994. This increase in interest income of $73.7 million is primarily due to an increase in interest on mortgage loans held for investment of $61.9 million. Additionally, interest on mortgage loans held for sale, warehouse lines of credit, construction loans, master servicing and advances to INMC all reflected increases of $2.8 million, $3.5 million, $3.4 million, $3.7 million and $1.7 million, respectively. These increases were offset by a decrease of $3.5 million of interest income on CMO collateral.

Interest income on mortgage loans held for investment totaled $68.0 million and $6.1 million, respectively, resulting in an effective yield of 8.05% and 6.58% for the nine months ended September 30, 1995 and 1994, respectively. Interest income earned on mortgage loans held for sale totaled $29.1 million and $26.3 million resulting in an effective yield of 9.32% and 6.86% for the nine months ended September 30, 1995 and 1994, respectively.

Interest income on revolving warehouse lines of credit totaled $6.6 million and $3.1 million with interest earned at an effective yield of 9.68% and 7.52% for the nine months ended September 30, 1995 and 1994, respectively. Interest income on construction loans totaled $3.4 million and $8,000 with interest earned at an effective yield of 13.65% and 12.68% for the nine months ended September 30, 1995 and 1994, respectively.

Interest income on collateral for CMOs was $13.4 million and $16.9 million for the nine months ended September 30, 1995 and 1994, respectively. The decline was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $220.1 million for the nine months ended September 30, 1995, compared to $307.9 million for the nine months ended September 30, 1994, partially offset by an increase in the effective yield earned on the collateral to 8.16% in the first nine months of 1995 from 7.32% in the first nine months of 1994. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs. Accordingly, during periods of higher interest rates and reduced prepayments, as in the first nine months of 1995 compared to the first nine months of 1994, amortization of premium declines and the amount of the non-earning assets associated with the delay in the receipt of prepayments, combined with the lower yielding GICs, are reduced relative to the portfolio, resulting in a higher effective yield.

MASTER SERVICING, NET: Gross master servicing income for CWM was $20.5 million for the nine months ended September 30, 1995. This gross income was offset by amortization of master servicing fees receivable of $12.3 million for the nine months ended September 30, 1995. Gross master servicing income for the nine months ended September 30, 1994 totaled $8.7 million, offset by amortization of the master servicing fees receivable of $4.1 million.

INTEREST EXPENSE: For the nine months ended September 30, 1995 and 1994, total interest expense was $95.7 million and $43.7 million, respectively. This increase in interest expense of $52.0 million was due to an increase in interest expense on reverse-repurchase agreements and other borrowings of $60.0 million offset by a decrease in interest expense on CMOs of $8.0 million.

Interest expense on reverse-repurchase agreements and other borrowings used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $82.1 million for the nine months ended September 30, 1995 compared to $22.1 million for the nine months ended September 30, 1994. The increase in interest expense was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period from

$609.8 million for the first nine months of 1994 to $1.6 billion for the first nine months of 1995, combined with an increase in the weighted average effective rate applicable to such indebtedness from 4.84% to 6.75% for the nine months ended September 30, 1994 and 1995, respectively.

Interest expense on CMOs was $13.6 million and $21.6 million for the nine months ended September 30, 1995 and 1994, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $190.2 million for the nine months ended September 30, 1995 from $282.5 million for the nine months ended September 30, 1994, and a decrease in the effective interest rate on the CMOs to 9.56% for the first nine months of 1995 from 10.20% for the first nine months of 1994. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs as discussed above. The prepayments are ultimately used to repay the related CMOs. As interest rates increase and prepayments decline on the underlying collateral, the amortization of original issue discount and bond issue costs also decreases, resulting in a lower effective rate on the portfolio.

EQUITY IN EARNINGS OF INMC: Net earnings for the nine months ended September 30, 1995 for INMC of $6.4 million, in which CWM has a 99% economic interest, resulted principally from net interest income of $14.8 million, including gross master servicing income of $13.8 million and amortization of master servicing fees receivable of $7.5 million, and gains on sale of loans and securities of $13.4 million, offset by a provision for loan losses of $1.4 million, expenses of $14.9 million, management fee expense of $695,000, and income taxes of $4.8 million. During the first nine months of 1994, net earnings of $4.5 million for INMC resulted principally from net interest income of $3.7 million, including gross master servicing income of $9.3 million and amortization of master servicing fees receivable of $9.4 million, gain on sale of loans and securities of $8.0 million and a gain on sale of servicing of $5.8 million, offset by expenses totaling $9.6 million, management fee expense of $222,000 and income taxes of $3.2 million.

GENERAL AND ADMINISTRATIVE EXPENSE: General and Administrative expenses increased from $1.8 million for the first nine months of 1994 to $3.0 million for the same period of 1995. This increase is primarily the result of increased salaries and operating costs related to the construction lending and warehouse lending operations as the Company has developed and expanded these business lines.

MANAGEMENT FEES: For the nine months ended September 30, 1995, management fees were $4.1 million compared to $481,000 for the comparable 1994 period. This increase was primarily due to an increase in contractually established incentive compensation for the first nine months of 1995, directly related to the increase in CWM's earnings for the period. Regular management fees also increased in the nine months ended September 30, 1995 due to increased average balances of the mortgage loans held for investment and warehouse lines of credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMOs, reverse-repurchase agreements, other borrowings and proceeds from the issuance of common stock and debt to meet its working capital needs. In addition, in connection with its mortgage conduit operations, the Company issues REMIC securities to help meet such needs.

In May 1995, the Company entered into a committed credit facility in the aggregate amount of $100 million with First Union National Bank of North Carolina ("First Union"). During the third quarter of 1995, the Company and First Union completed the syndication of this credit facility with additional lenders, resulting in an increase in the aggregate credit to $300 million and an extension of the relevant maturity dates.

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

INFLATION

Interest rates often increase during periods of rising inflation. Higher interest rates may depress the market value of the Company's investment portfolio if the yield on such holdings does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgages prepay. A decrease in the rate of prepayments may lengthen the estimated average lives of the underlying mortgages supporting master servicing fees receivable and for classes of the CMOs issued by the Company and may result in higher residual cash flows from such assets than would otherwise have been obtained. However, higher rates of interest may also discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the company's mortgage conduit operations or financed through the Company's construction and warehouse lending operations.

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