Form 10-K405
period 1995-12-31
CWM MORTGAGE HOLDINGS INC
filed 1996-04-01
CIK 773468

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1995
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR
[_] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM __________________ to ________________

     COMMISSION FILE NUMBER: 1-8972


                          CWM MORTGAGE HOLDINGS, INC.
               (Formerly Countrywide Mortgage Investments, Inc.)
            (Exact name of registrant as specified in its charter)


                  DELAWARE                                95-3983415
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
               INCORPORATION)                         IDENTIFICATION NO.)


35 NORTH LAKE AVENUE, PASADENA, CALIFORNIA                91101-1857
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

   Registrant's telephone number, including area code: (800) 669-2300

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                              REGISTERED
         -------------------                    ------------------------------
      Common Stock, $.01 par value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 1, 1996, there were 43,459,851 shares of CWM Mortgage Holdings, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $656,448,896. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1996 Annual Meeting---Part III.

================================================================================

                          CMW MORTGAGE HOLDINGS, INC.

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----
ITEM    1.  BUSINESS......................................................    1

ITEM    2.  PROPERTIES....................................................   13

ITEM    3.  LEGAL PROCEEDINGS.............................................   13

ITEM    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   13

                                    PART II

ITEM    5.  MARKET FOR THE  COMPANY'S STOCK
                  AND RELATED SECURITY HOLDER MATTERS.....................   14

ITEM    6.  SELECTED FINANCIAL DATA.......................................   15

ITEM    7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................   16

ITEM    8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   25

ITEM    9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........   25

                                    PART III

ITEM   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   26

ITEM   11.  EXECUTIVE COMPENSATION........................................   26

ITEM   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...................................   26

ITEM   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   26

                                    PART IV

ITEM   14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.....................................   27

                                     PART 1
                                     ------

ITEM 1.   BUSINESS
- ------------------

GENERAL

CWM Mortgage Holdings, Inc. (formerly Countrywide Mortgage Investments, Inc.) ("CWM") was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" means the parent company, its consolidated subsidiaries and Independent National Mortgage Corporation (formerly Countrywide Mortgage Conduit, Inc.) ("Indy Mac"), which is not consolidated with CWM for financial reporting or tax purposes. All of the outstanding voting common stock and 1% of the economic interest of Indy Mac is owned by Countrywide Home Loans, Inc. ("CHL"), which is a subsidiary of Countrywide Credit Industries, Inc. ("CCI"). All of the outstanding non-voting preferred stock and 99% of the economic interest of Indy Mac is owned by CWM. The directors and senior officers of Indy Mac are also senior officers of CWM. In addition, Indy Mac's operations and technology are dependent upon and closely integrated with CWM's, and CWM is the sole supplier of Indy Mac's purchased mortgage loans. Accordingly, Indy Mac is accounted for under a method similar to the equity method because CWM (as opposed to affiliates of CWM) has the ability to exercise significant influence over the financial and operating policies of Indy Mac through its ownership of the preferred stock and other contracts. CWM has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, CWM will not, with certain limited exceptions, be taxed at the corporate level on the net income distributed to CWM's shareholders.

The Company conducts mortgage conduit activities through Indy Mac, which is not a qualified REIT subsidiary of CWM and which is subject to applicable federal and state income taxes. See "Certain of CWM Federal Income Tax Considerations." The Company also conducts the following operations: (1) Construction Lending Corporation of America (CLCA), which offers a variety of consumer construction loan programs (Consumer Division) and single family construction lending program for builders and developers (Builder Division), (2) Warehouse Lending Corporation of America (WLCA), which provides various types of short-term revolving financing to mortgage originators and servicers, (3) Independent National Finance Corporation (INFC), a division of Indy Mac, which was formed to facilitate the purchase, securitization and sale of mortgage loans to borrowers with prior adverse credit circumstances (i.e., "B through D" paper mortgages), and (4) Independent National Housing Services (INHS), a division of Indy Mac, which was formed in 1996 to facilitate the purchase or origination, securitization and sale of consumer loans and mortgage loans secured by manufactured housing. In addition, the Company invests in mortgage loans and securitized master servicing fees for long-term investment and maintains an investment portfolio of mortgage securities which are held available-for-sale. Prior to 1993, CWM was primarily a passive investor in single-family, first-lien, residential mortgage loans and mortgage-backed securities representing interests in such loans which were financed by collateralized mortgage obligations (the "CMO Portfolio").

MORTGAGE CONDUIT OPERATIONS

Through Indy Mac, the Company primarily operates as a jumbo and nonconforming mortgage loan conduit. As a nonconforming mortgage loan conduit, the Company acts as an intermediary between the originators of mortgage loans that do not currently meet the guidelines for purchase by the government and government sponsored entities (GSEs) (i.e., Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC")) that guarantee mortgage-backed securities ("nonconforming mortgage loans") and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. All loans purchased by CWM for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. Indy Mac does not currently purchase any loans from entities other than CWM. The Company's mortgage conduit operations consist of the purchase and securitization of mortgage loans secured by first and second liens on single (one-to-four) family residential properties that are originated in accordance with the Company's underwriting guidelines. The Company and its sellers negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. The Company subcontracts the servicing associated with the servicing rights acquired to CHL or a third party servicer. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, securities and the sale of servicing, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization or sale and the net interest earned on its mortgage loans held for investment, investments in mortgage securities, securitized master servicing fees and master servicing fees receivable. In addition, during 1995, the Company expanded its conduit operations through INFC, a division of Indy Mac, to include the purchase and securitization of "B through D" credit quality mortgage loans. As of December 31, 1995 the Company employed thirteen people in INFC's business and through December 31, 1995 had purchased $49.4 million of such mortgage loans.

MARKETING AND PRODUCTION

     Marketing Strategy. The Company's mortgage conduit operations are designed to attract both large and small sellers of nonconforming mortgage loans by offering a variety of products, pricing and loan underwriting methods designed to be responsive to such sellers' needs. The Company expects to continue to introduce niche products from time to time, which may give the Company temporary competitive advantages. The Company's products include fixed-rate and adjustable-rate mortgage loans, home loans to foreign nationals, reduced documentation loans and non-owner occupied loans. In response to the perceived needs of nonconforming mortgage loan sellers, the Company's marketing strategy seeks to offer competitive pricing, response time efficiencies in the purchase process, direct and frequent contact through a trained sales force and flexible commitment programs. In addition, through its construction lending division, the Company offers combined construction-to-permanent mortgage loans, home improvement loans, tract construction loans, land loans, model home loans and builder custom home loans. The Company's warehouse lending division offers traditional revolving lines of credit to mortgage originators, servicing-secured and servicing-acquisition lines of credit and foreclosure and repurchase loan facilities.

In the latter half of 1995, the Company restructured its sales and marketing staff as well as certain of its operations areas to pursue business on a servicing-released basis and to market products more effectively to smaller mortgage bankers and brokers. As a general rule, the Correspondent Division will serve mortgage originators with GAAP net worths of less than $1,000,000 and the Conduit Division will serve mortgage originators with GAAP net worths of greater than $1,000,000. Additionally, within the Conduit Division, a separate sales team was established to market solely to financial institutions. The sale force as a whole will continue to cross-sell products for all of the Company's business lines. The Company believes that these restructuring efforts will encourage the growth of business from smaller mortgage originators and financial institutions of all sizes.

The Company has three principal underwriting methods designed to be responsive to the needs of nonconforming mortgage loan sellers. The first method established by the Company is a delegated underwriting program which is similar in concept to the delegated underwriting programs established by FNMA, FHLMC and GNMA. Under this program, mortgage loans are underwritten in accordance with the Company's guidelines by the seller and purchased, in reliance on the seller's representations and warranties, on the basis of the seller's financial strength, historical loan quality and other qualifications. The delegated underwriting program enables sellers to deliver loans to the Company without time delay imposed by the Company's underwriters or a third party underwriter, such as a mortgage pool insurer. A sample of such loans is subsequently reviewed by the Company in accordance with its quality control guidelines.

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

Under the Company's second underwriting method, sellers submit to the Company mortgage loans to be underwritten by the Company in accordance with its guidelines.

The Company's third underwriting method is designed to serve sellers who generally obtain mortgage pool insurance commitments in connection with the origination of their loans. Under this method, the Company does not perform a full underwriting review of such mortgage loans, but instead relies on the credit review and analysis of the mortgage pool insurer and the Company's own follow-up quality control procedures. In 1995, significantly fewer mortgage loans were purchased pursuant to this program compared to past periods. Under all three methods, mortgage loans are purchased by the Company only after completion of a legal documentation and eligibility criteria review. See "--- Underwriting and Quality Control."

     Mortgage Loans Acquired. Substantially all of the mortgage loans purchased through the Company's mortgage conduit operations are nonconforming mortgage loans. Nonconforming mortgage loans are loans which do not qualify for purchase by FHLMC or FNMA or for inclusion in a loan guarantee program sponsored by GNMA. Nonconforming mortgage loans generally consist of jumbo mortgage loans or loans which are not originated in accordance with other agency criteria. Currently, the maximum principal balance for a conforming loan is $207,000. Loans that exceed such maximum principal balance are referred to as "jumbo loans." The Company generally purchases jumbo loans with original principal balances of up to $3 million. The Company's loan purchase activities focus on those regions of the country where higher volumes of jumbo mortgage loans are originated, including California, Connecticut, Florida, Hawaii, Illinois, Maryland, Michigan, New Jersey, New York, Ohio, Texas, Virginia, Washington and Washington, DC. The Company's highest concentration of mortgage loans relates to properties in California because of the generally higher property values and mortgage loan balances prevalent there. Mortgage loans secured by California properties accounted for approximately 40% of the mortgage loans purchased by the Company in 1995.

Mortgage loans acquired by the Company are secured by first liens on single- (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans accounted for approximately 64% of the mortgage loans purchased by the Company in 1995. As interest rates declined during 1995, the number of adjustable rate mortgage ("ARM") loans purchased by the Company has decreased from 50% of all mortgage loans purchased in 1994 to 36% of 1995 mortgage loan purchases.

The Company also purchases certain ARM loans which provide the borrowers with the future option to convert the loans to a fixed rate of interest. Although the Company generally plans to sell or securitize these ARM loans in connection with its mortgage conduit operations, it will generally be obligated to repurchase the fixed-rate loans resulting from any such conversion. Although the Company generally has the right to require repurchase of any such converted mortgage loan by the servicer of such loan, no assurance can be given that the servicer will be able to honor its obligations. Because overall interest rates declined during 1995, the Company is purchasing fewer of these types of loans.

     Seller Eligibility Requirements. The mortgage loans acquired pursuant to the Company's mortgage conduit operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers, mortgage brokers and other mortgage lenders. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by the Company before they are eligible to participate in the Company's mortgage loan purchase program and must submit to periodic reviews by the Company to ensure continued compliance with these requirements. For sellers who also perform mortgage loan servicing for the Company, the Company generally requires a minimum level of tangible net worth, approval as a FNMA or FHLMC seller/servicer in good standing, and/or approval as a U.S. Department of Housing and Urban Development ("HUD") approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") or comparable federal or state agency and is supervised and examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that provides for recourse by the Company against such seller under various circumstances, including in the event of any material breach of a representation or warranty made by the seller with respect to mortgage loans sold to the Company, any fraud or misrepresentation during the mortgage loan origination process or upon early payment default on such loans.

     Servicing Retention. Certain sellers of mortgage loans to the Company have contracted with the Company to retain the rights to service the mortgage loans purchased by the Company. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines. The servicer is required to perform these servicing functions pursuant to standards set forth in the Company's guidelines. The servicer receives fees generally ranging from 1/4% to 1/2% per annum on the declining principal balances of the loans serviced. If a seller/servicer breaches certain of its representations and warranties made to the Company, the Company may terminate the servicing rights of such seller/servicer and sell or assign such servicing rights to another servicer. Under certain circumstances, sellers have the option to require the Company to purchase such servicing rights at a previously determined price. The Company generally sells acquired purchased servicing rights after accumulating a bulk amount, as the Company does not intend to become a primary servicer of mortgage loans.

     Master Loan Servicing. The Company acts as master servicer with respect to the mortgage loans it sells pursuant to securitizations. Master servicing includes collecting loan payments from seller/servicers of loans and remitting loan payments, less master servicing fees and other fees, to trustees. In addition, as master servicer, the Company monitors the servicer's compliance with the Company's servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. The master servicer may permit or require the servicer to contract with approved subservicers to perform some or all of the servicer's servicing duties, but the servicer is not thereby released from its servicing obligations.

In connection with REMIC issuances and whole loan sales, the Company master services on a non-recourse basis substantially all of the mortgage loans it sells. Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is generally limited to those assets and any credit enhancement features, such as insurance. As a general rule, any losses in excess of the accompanying credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized or sold, the securities or sales are non-recourse to the Company. Typically, the Company has recourse to the sellers of loans for any such breaches.

PURCHASE COMMITMENT PROCESS

     Master Commitments. As part of its marketing strategy, the Company establishes mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and the Company to purchase a specified dollar amount of nonconforming mortgage loans over a period generally ranging from three months to one year. The terms of each Master Commitment specify whether a seller may sell loans to the Company on a mandatory, best efforts or optional basis, or a combination thereof. Master Commitments do not obligate the Company to purchase loans at a specific price but rather provide the seller with a future outlet for the sale of its originated loans based on the Company's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to the Company and generally range from $5 million to $1 billion in aggregate committed principal amount. The Master Commitment also specifies whether the seller will retain or release to the Company the right to service delivered mortgage loans.

     Bulk and Other Rate-Locks. The Company also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on a bulk or individual rate-lock basis. Bulk rate-locks obligate the seller to sell and the Company to purchase a specific group of loans, generally ranging from $1 million to $50 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable the Company to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of the Company's Seller/Servicer Guide. Due to the active presence of investment banks and other substantial investors in this area, purchasing loans under bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) which do not wish to sell pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on the Company's Seller/Servicer Guide and standard pricing provisions, and are offered on a mandatory or best efforts basis.

Following the issuance of specific rate-locks related to mortgage loans held for sale, Indy Mac is subject to the risk of interest rate fluctuations and will enter into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, mandatory forward sales or financings using REMICs, mandatory or optional sales of futures and other financial futures transactions. See "Securitization Process." The nature and quantity of hedging transactions will be determined by management based on various factors, including market conditions and the expected or contracted volume of mortgage loan purchases. In addition, the Company will not engage in any financial futures transaction unless the Company or Countrywide Asset Management Corporation ("CAMC"), as appropriate, would be exempt from the registration requirements of the Commodity Exhange Act or otherwise comply with the provisions thereof.

UNDERWRITING AND QUALITY CONTROL

     Purchase Guidelines. The Company has developed comprehensive purchase guidelines for its acquisition of mortgage loans. Subject to certain exceptions, each loan purchased must conform to the Company's loan eligibility requirements specified in the Company's Seller/Servicer Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisal and loan documentation. The Company also performs a legal documentation review prior to the purchase of any loan. For loans with mortgage pool insurance commitments, the Company does not perform a full underwriting review prior to purchase but instead relies on the credit review and analysis performed by the mortgage pool insurer and its own post-purchase quality control review. By contrast, for mortgage loans that have not been underwritten for mortgage pool insurance and are not part of the Company's delegated underwriting program, the Company performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. This review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. For loans purchased pursuant to the Company's delegated underwriting program, the Company relies on the credit review performed by the seller and the Company's own follow-up quality control procedures. See discussion of the Company's three underwriting methods under "---Marketing and Production."

     Quality Control. Ongoing quality control reviews are conducted by the Company to ensure that the mortgage loans purchased meet the Company's quality standards. The type and extent of the quality control review depends on the nature of the seller and the characteristics of the loans. The Company conducts a full post-purchase underwriting review of approximately 50% of the loans purchased during the first two months of a seller's participation in the delegated underwriting program to monitor ongoing compliance with the Company's guidelines. The percentage of loans fully reviewed is thereafter reduced bimonthly in 10% increments to approximately 20% after six months and maintained at this level throughout the seller's participation in the delegated underwriting program. The Company reviews on a post-purchase basis approximately 10% of all loans submitted to the Company with mortgage pool insurance commitments or underwritten by the Company for compliance with the Company's guidelines. In addition, a higher percentage of mortgage loans with certain specified characteristics are reviewed by the Company either before or after their purchase, including loans in excess of $650,000 in principal amount, loans on which 12 or more payments have been made and loans made in connection with cash-out refinancings. In performing a quality control review on a loan, the Company analyzes the underlying property and associated appraisal and examines the credit, employment and income history of the borrower. In addition, all documents submitted in connection with the loan, including insurance policies, appraisals, credit records, title policies, deeds of trust and promissory notes, are examined for compliance with the Company's underwriting guidelines. Furthermore, the Company reverifies the employment, income and source of funds documentation, as appropriate, of each borrower and obtains a new credit report and independent appraisal, with respect to approximately 10% of the reviewed loan sample.

SECURITIZATION PROCESS

     General. The Company primarily uses repurchase agreements, bank borrowings, unsecured debt and equity to finance the initial acquisition of mortgage loans from sellers. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $100 million to $500 million in principal amount, such loans are securitized through the issuance of mortgage-backed securities in the form of REMICs or CMOs or resold in bulk whole loan sales. The length of time between when the Company commits to purchase a mortgage loan and when it sells or securitizes such mortgage loan generally ranges from ten to 90 days, depending on certain factors, including the length of the purchase commitment period, the loan volume by product type, and market fluctuations in the prices of mortgage-backed securities and variations in the securitization process.

The Company is subject to various risks due to potential interest rate fluctuations during the period of time after the Company commits to purchase a mortgage loan at a pre-determined price until such mortgage loan is ultimately sold. The Company has attempted to mitigate such risks through the implementation of hedging policies and procedures. In accordance with its hedging policies and procedures, the Company seeks to utilize financial instruments whose price sensitivity has very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates. With respect to the Company's portfolio of jumbo and nonconforming fixed-rate loans, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a FNMA or FHLMC security of comparable maturity and weighted average interest rate. However, the Company's private-label mortgage securities typically trade at a discount (or

"spread") compared to the corresponding FNMA or FHLMC securities, due to the implied government guarantees or certain FNMA or FHLMC obligations. Accordingly, while the Company's hedging strategy may mitigate the impact that changes in interest rates would have on the price of agency mortgage securities (and therefore to some extent on the price of the Company's private-label mortgage securities), such strategy does not protect the Company against the effects of a widening or narrowing in the pricing spread between agency mortgage securities and the Company's private-label mortgage securities. Therefore, any significant widening or narrowing of the spread commanded by agency mortgage securities compared to the Company's private-label mortgage securities could have a positive or negative effect on the financial performance of the Company, regardless of the efficiency of the Company's execution of its hedging strategy.

With respect to the Company's portfolio of jumbo and nonconforming adjustable-rate loans, the Company generally utilizes forward sales of short-term Treasury futures to hedge against the effects of interest rate fluctuations. Although short-term Treasury futures may protect the Company's adjustable-rate loan portfolio against fluctuations of short-term interest rates, such hedging activities may not always result in precise inverse correlation to changes in the values of the underlying mortgage loans. The lack of exact inverse correlation is due to such factors as changes in the relative pricing discount between mortgage securities and Treasury securities, differences between the applicable adjustable-rate index and the underlying Treasury security and perceived credit risks in the whole loan market. To the extent any changes in the value of the instruments used to hedge the risk of interest rate fluctuations do not inversely correlate precisely to the risks affecting the value of the Company's adjustable rate mortgage loan portfolio, the financial performance of the Company could be negatively or positively impacted.

The Company's decision to form REMICs or CMOs or sell whole loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and may eliminate or minimize any long-term residual investment by the Company in such loans, depending on the extent to which the Company decides to retain residual or other interests. REMIC securities typically consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominately senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing the Company to sell its entire interest in the mortgage loans. As a result, in some cases the capital originally invested in the mortgage loans by the Company may be redeployed in the mortgage conduit operations. The Company may also retain regular and residual interests on a short-term or long-term basis. The creation of REMIC securities through Indy Mac is the Company's preferred method of securitizing mortgage loans, because this method provides the maximum flexibility in structuring securities for sale to the broadest group of investors and may permit the redeployment of a portion of the capital of the Company. Beginning in the third quarter of 1993, the Company began issuing all of its REMIC securities utilizing a shelf registration statement established by CWMBS, Inc., a wholly owned limited purpose finance subsidiary of CCI. Neither CWMBS, Inc. nor CCI derived any financial benefit from such issuances.

As an alternative to REMIC sales, the Company may issue CMOs to finance mortgage loans to maturity. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company. The Company earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO financing. The net interest spread will be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent CMO classes have variable rates of interest, may be affected by changes in short-term interest rates. The Company is required to retain a residual interest in its issued CMOs. The Company may issue CMOs from time to time based on the Company's current and future investment needs, market conditions and other factors. CMOs, however, do not offer the Company the structuring flexibility of REMICs and are expected to be a secondary method of securitizing the Company's mortgage loans.

     Credit Enhancement. REMICs or CMOs created by the Company are structured so that in general substantially all of such securities are rated investment grade by at least one nationally recognized statistical rating agency. In contrast to mortgage-backed securities in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, securities created by the Company do not benefit from any such guarantee. The ratings for the Company's mortgage-backed securities are based on the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including bond insurance guarantees, mortgage pool insurance, special hazard insurance, reserve funds, letters of credit, surety bonds and subordination, or any combination thereof.

In determining whether to provide credit enhancement through bond insurance, subordination or other credit enhancement methods, the Company will take into consideration the costs associated with each method. The Company principally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures. The subordinated securities may be sold, retained by the Company and accumulated for sale in subsequent transactions or retained as long term investments.

     Retention of Mortgage-Backed Securities and Other Investments. In connection with the issuance of mortgage-backed securities or other investments in the form of REMICs or CMOs, the Company may retain subordinated securities or regular or residual interests (including residual interests that may be subordinated to other classes of securities) on a short-term or long-term basis. Any such retained residual or regular interest may include "principal-only" or "interest-only" securities, including securitized master servicing fees and master servicing fees receivable ("master servicing assets"), or other interest rate- or prepayment-sensitive securities or investments. The Company has assumed a certain degree of credit risk in relation to its portfolio of subordinated securities. See "Credit Risk" below.

     Master servicing assets have characteristics similar to excess servicing fees; accordingly, they have many of the same risks inherent in excess servicing fees, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such receivables. Investments in master servicing assets have values which tend to move inversely to the values of the retained subordinated and principal-only securities as interest rates change. For example, as interest rates decline, prepayments tend to increase and the value of the Company's master servicing assets tend to decrease. By contrast, in a declining interest rate environment, the Company's portfolio of subordinated securities and principal-only securities would tend to increase. The Company seeks to manage the effects of rising and falling interest rates through investing in financial instruments with contrasting sensitivity to interest rates; however, there can be no assurance that this strategy will succeed under any particular interest rate scenario. In addition, during 1995 the Company acquired call options on U.S. Treasury bonds and interest rates floors that react inversely to changes in interest rates compared to the Company's master servicing assets, in an effort to further reduce the interest rate risk associated with such master servicing assets. The Company intends to hold master servicing assets for investment.

MORTGAGE LOANS HELD FOR INVESTMENT

In an effort to generate continuing earnings that are less dependent upon quarterly loan purchase volumes than the Company's loan purchase and securitization activities, the Company seeks to selectively invest in mortgage loans on a long-term basis. The Company finances the acquisition of such loans with its capital, borrowings under the repurchase agreements and other credit facilities referred to under "--Financing Sources" below. The Company has assumed a certain degree of credit risk in relation to its portfolio of mortgage loans held for investment. See "Credit Risk" below.

CONSTRUCTION LENDING

The Company's construction lending division, CLCA, was separated into two operating divisions during 1995. The Builder Division provides tract construction loans, builder custom home loans, model home loans and land loans on a nationwide basis to small-to-medium size builders. The Consumer Division provides construction-to-permanent financing, home improvement loans and lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences.

The baseline project for CLCA's Builder division is 15 to 100 units of single-family homes, built in one to five phases, that are marketed to entry level/first-time or trade-up buyers. In general, the maximum loan size per project is $15 million. The specific terms of any construction loan, including the principal amount thereof, are based upon, among other things, the location of the project, the value of the land and the financial strength, historical performance and other qualifications of the builder. All construction loans to builders are subject to the prior approval of a credit committee comprised of senior officers of CWM.

Combined construction-to-permanent loans, home improvement loans and lot loans are originated by Indy Mac's sellers to borrowers who wish to construct or remodel their residences or purchase lots for future construction of residences. CLCA's Consumer Lending Division assists Indy Mac in the purchase of such loans and administers the construction draws. Under these programs, all loans are prior-approved and underwritten to Indy Mac standard guidelines for borrower qualifications, as well as other detailed criteria. Criteria for the permanent loans are similar to those applied by Indy Mac to loan purchases generally. In general the maximum construction-to-permanent loan size is $1 million. The Company has assumed a certain degree of credit risk in relation to its construction lending activities. See "Credit Risk" below.

WAREHOUSE LENDING

WLCA engages in warehouse and secured lending operations for small- and medium-size mortgage originators. The Company's traditional warehouse lending facilities typically provide short-term revolving financing to mortgage companies to finance mortgage loans during the time between the closing of a loan and its sale to investors. Although the loans financed by WLCA through its traditional warehouse lending activities represent a broader line of mortgage products than those currently purchased by the Company, at present all of such loan products purchased by the Company are eligible for financing by WLCA under the repurchase agreements used by WLCA to fund its operations. WLCA also provides credit facilities to mortgage originators of all sizes secured by other mortgage-related assets such as servicing rights and servicing sales receivables.

Under its standard program, WLCA offers credit facilities to otherwise qualified mortgage originators with a minimum audited net worth of $100,000 and subject to a maximum debt-to-net-worth ratio of 20 to 1. Under its Advantage Line and Captive Line programs, WLCA offers credit facilities to otherwise qualified mortgage originators with a minimum net worth of $25,000. The specific terms of any warehouse line of credit, including the maximum principal amount, are determined based upon the financial strength, historical performance and other qualifications of the mortgage originator. All lines of credit under the standard program are subject to the prior approval of a credit committee comprised of senior officers of CWM. WLCA finances these programs through a combination of repurchase agreements, equity and other borrowings. WLCA has two committed two-year repurchase agreement facilities with two investment banks with sublimits in an aggregate amount of up to $500 million for certain of its warehouse lending operations.

MANUFACTURED HOUSING

INHS, a division of Indy Mac, was established in December 1995 to provide financing to consumers who are purchasing or refinancing a new or used manufactured home. INHS plans to solicit business through established dealer networks, brokers, "in-park" marketing activities and direct consumer marketing.

CREDIT RISK

The Company has assumed a certain degree of credit risk in its investments in mortgage loans, subordinated mortgage securities, construction loans and warehouse lines of credit. The Company evaluates and monitors its exposure to credit losses and has established a reserve for anticipated credit losses based upon estimated future losses on the loans, general economic conditions and trends in portfolio volume.

The Company has experienced an increase in delinquencies associated with its investments in mortgage loans. This increase can primarily be attributed to the seasoning, or aging, of the portfolio. As of December 31, 1995, the Company had accumulated $4.7 million in loan loss reserves associated with the mortgage loans owned by both CWM and Indy Mac, and net charge-offs from inception to date total $583,000. In addition, as of December 31, 1995, the Company has not accrued any income on mortgage loans 90 days or greater past due where full collectibility is in doubt.

The Company has invested in subordinated securities with ratings ranging from AA to unrated. As of December 31, 1995 investment grade securities (i.e., rating of BBB or higher) comprise 69% of the Company's MBS portfolio. In general, subordinated securities bear all losses prior to the related senior securities. Indy Mac's subordinated securities portfolio was acquired at a discount of $78.3 million to such securities' face value. This discount primarily reflects estimates of future expected losses.

With respect to its construction loan portfolio and warehouse lending operations, the Company has sought to institute significant operational controls in order to help minimize credit risk. There have been no charge-offs with respect to construction loans as of December 31, 1995. Since the Company's current actual experience is not necessarily indicative of future losses, as of December 31, 1995, $766,000 in loan loss reserves has been allocated to construction lending activities. The warehouse lending program commenced in May 1993. Since that time there has been one loan write-off amounting to approximately $45,000 that was not subsequently recovered. Since the Company's current actual experience is not necessarily indicative of future losses, as of December 31, 1995, $647,000 in loan loss reserves have been allocated to warehouse lending activities.

In addition to the creation of reserves, the Company established a risk management committee during 1995 to further manage the Company's exposure to credit losses. This committee reviews the products the Company offers, the authority limits of the Company's customers and personnel and customers' performance, and implements changes that seek to balance the Company's credit risk with the Company's production and profitability goals. While management cannot make any predictions as to the extent to which the Company will incur credit losses and any related effect on earnings, significant controls are in place in an effort to reduce exposure in this area.

FINANCING SOURCES

The Company uses proceeds from the sale of REMIC securities and CMOs, repurchase agreements, other borrowings and issuance of common stock to meet its working capital needs. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital and credit markets.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

CWM has elected to be taxed as a REIT under the Internal Revenue Code and intends to continue to do so. Indy Mac is not a qualified REIT subsidiary and is not consolidated with CWM for either tax or financial reporting purposes. Consequently, Indy Mac is subject to applicable federal and state income taxes. CWM will include in taxable income amounts earned by Indy Mac only when Indy Mac remits its after-tax earnings by dividend to the Company.

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

MANAGEMENT AGREEMENT

Since its inception, CWM has each year entered into a management agreement with CAMC pursuant to which CAMC advises the Company on various facets of the Company's business and manages the Company's day-to-day operations. Subject to the supervision of CWM's Board of Directors, CAMC conducts the Company's day-to-day mortgage conduit, warehouse lending and construction lending operations. The management agreement may be terminated by the CWM under certain circumstances upon 30 days' prior notice, or by either party upon 60 days' prior notice. The management agreement is renewable annually and expires May 16, 1996. CHL has guaranteed the performance of the duties and obligations of CAMC under the management agreement. CAMC has subcontracted with CHL to provide certain management services to the Company. Such subcontract may be terminated by either party upon 60 days' prior notice.

RELATIONSHIPS WITH COUNTRYWIDE ENTITIES

CWM and CCI are each publicly-traded companies whose shares of common stock are listed on the New York Stock Exchange. The Company utilizes the mortgage banking experience, management expertise and resources of CCI, CAMC and CHL in conducting the Company's mortgage conduit, construction lending and warehouse lending operations. CAMC and CHL are both wholly owned subsidiaries of CCI. CCI directly or indirectly owns approximately 2.6% of the Common Stock of CWM. In addition, a number of directors and officers of CWM and Indy Mac also serve as Directors and/or officers of CCI, CAMC and/or CHL. See "Item 13, Certain Relationships and Related Transactions." CHL owns all of the outstanding voting common stock and a 1% economic interest in Indy Mac, and CWM owns all of the outstanding non-voting preferred stock and a 99% economic interest in Indy Mac.

HISTORICAL OPERATIONS

Prior to the initiation of the Company's mortgage conduit and warehouse lending operations in 1993 and the initiation of its construction lending operations in 1994, the Company was principally a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage-backed securities representing interests in such loans. The Company's mortgage investment portfolio consisted primarily of fixed-rate mortgage pass-through certificates issued by FHLMC or FNMA (collectively, "Agency Securities") and nonconforming mortgage loans. The principal source of earnings for the Company historically was interest income generated from investments in such mortgage loans and mortgage-backed securities, net of the interest expense on the CMOs or repurchase agreements used to finance such mortgage investments.

During 1993 and continuing in the beginning of 1994, long-term interest rates, including mortgage rates, fell to their lowest levels in nearly 20 years. The portfolio of mortgage investments financed by CMOs experienced substantial prepayments, resulting in significantly decreased net earnings, and as mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses on the portfolio were realized. As interest rates rose during 1994, principal prepayments on the underlying mortgage loans declined and the Company experienced stabilization of its CMO Portfolio, resulting in a decrease in the net interest expense on the CMO Portfolio in 1995 compared to 1994 and 1993. Regardless of the level of interest rates or prepayments, CWM anticipates no significant earnings from this CMO Portfolio, and CWM could incur additional losses. Any continued negative performance of this CMO Portfolio will continue to adversely impact the earnings of CWM to the extent of its investment in such portfolio.

COMPETITION

In its conduit operations, the Company competes with established mortgage conduit programs, investment banking firms, banks, savings and loan associations, GSEs, mortgage bankers and other lenders and entities purchasing mortgage assets. Mortgage-backed securities issued through the Company's mortgage conduit operations face competition from other investment opportunities available to prospective investors.

The GSEs have made and will continue to make significant technological and economic advances to broaden their customer bases. There has been much debate and discussion in Congress and in the news media as to the proper role of these agencies. If the GSEs contract or expand, there may a positive or negative impact on the Company's conduit operations. The Company seeks to address these competitive pressures by making a strong effort to maximize its use of technology by diversifying into other lines of business that are less impacted by GSEs and by operating in a more cost-effective manner compared to its competitors, but there can be no assurance that these efforts will succeed.

FNMA and FHLMC are not permitted to purchase mortgage loans with original principal balances above $207,000 (effective January 1, 1996). If this dollar limitation increases, FNMA and FHLMC may be able to purchase a greater percentage of the loans in the secondary market than they currently acquire, and the Company's ability to maintain or increase its current loan acquisition levels could be adversely affected.

WLCA and CLCA face competition from banks and other financial institutions. Many of these institutions have significantly greater financial resources and a lower cost of funds than the Company. The Company seeks to compete with these institutions through an emphasis on quality of service and diversified products.

EMPLOYEES

All employees and operating management of the Company are presently employees of CAMC, a CCI subsidiary and manager of the Company. As of December 31, 1995, CAMC had 245 employees dedicated to the Company's mortgage conduit, warehouse lending, construction lending and other operations.

ITEM 2.  PROPERTIES
- -------  ----------

The primary executive and administrative offices of the Company and its subsidiaries are located at 35 North Lake Avenue, Pasadena, California, and consist of approximately 39,000 square feet. The principal lease covering such space expires in the year 2001. In addition INFC and INHS utilize space located at 570 Rancheros Drive, Suite 200, San Marcos, California. This space consists of approximately 3,800 square feet. The lease associated with this space expires in 1997.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR CWM'S STOCK AND RELATED SECURITY HOLDER MATTERS
- ------   ----------------------------------------------------------

CWM's Common Stock was initially listed on the New York Stock Exchange in November 1986 (Symbol: CWM).

The following table sets forth the high and low closing prices for the Common Stock of CWM (as reported by NYSE) for the years ended December 31, 1995 and 1994 and cash dividends declared for earnings of the periods as indicated:

- --------------------------------------------------------------------------------

                         1995                     1994          Dividends Declared
                   -----------------       -----------------   -------------------
                     High      Low           High     Low      1995           1994
                   -------   -------       -------  --------   ----          -----
First Quarter      $10 5/8   $ 9 7/8       $11 3/4    $9 1/2   $.27           $.16
Second Quarter      12 7/8    11 1/2        10 3/4     7        .30            .18
Third Quarter       14        13 1/8         9 1/8     7 1/8    .33            .26
Fourth Quarter      17 1/8    15             9 3/8     7 5/8    .35            .27

- --------------------------------------------------------------------------------

As of March 1, 1996, CWM's Common Stock was held by 2,473 shareholders of record.

CWM declared quarterly cash dividends for earnings aggregating $1.25 for the year ending December 31, 1995 and $.87 for the year ending December 31, 1994. On January 18, 1996, CWM declared a cash dividend for the fourth quarter of 1995 of $.35 per share, payable March 1, 1996, to shareholders of record on January 29, 1996.

CWM maintains a dividend reinvestment plan for shareholders who wish to reinvest their cash dividends in additional shares of Common Stock. Shareholders may also purchase additional shares of the Corporation's Common Stock through an optional cash investment feature.

ITEM 6.  SELECTED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                                                   December 31,
                                                               1995          1994            1993            1992        1991
                                                          -----------------------------------------------------------------------
SELECTED CONSOLIDATED
STATEMENTS OF EARNINGS DATA
FOR THE YEAR ENDED
 Interest income                                           $   180,465    $    92,119    $    65,504    $   106,070   $   148,634
 Interest expense                                              131,910         66,700         65,312        107,511       135,395
                                                           ----------------------------------------------------------------------
 Net interest income (expense)                                  48,555         25,419            192         (1,441)       13,239
 Provision for loan losses                                       4,037            500              -              -             -
 Equity in earnings of Indy Mac                                 13,801          5,624          2,523              -             -
 Gain on sale of mortgage loans and securities                       -              -            917          9,031           735
 Other income                                                    1,427            885            797              -             -
 Expenses:
 Salaries, general and administrative                            4,213          2,402          1,549          1,606         1,485
 Management fees to affiliate                                    5,522          1,195            400            997         1,622
                                                           -----------    -----------    -----------    -----------   -----------
 Net earnings                                              $    50,011    $    27,831    $     2,480    $     4,987   $    10,867
                                                           ===========    ===========    ===========    ===========   ===========

 Earnings per share                                              $1.25          $0.86          $0.13          $0.36         $0.78
                                                           ======================================================================

 Dividends paid per share                                        $1.17          $0.72          $0.48          $0.53         $0.79
 Weighted average shares outstanding                        39,902,680     32,183,850     18,578,307     13,978,683    13,924,326

SELECTED CONSOLIDATED
BALANCE SHEET DATA
AT YEAR-END
 Mortgage loans held for investment, net                   $ 1,424,583    $   899,672    $         -    $         -   $         -
 Mortgage loans held for sale                                  409,584        608,240        794,132              -             -
 Collateral for CMOs                                           184,111        233,690        402,503        620,411     1,118,321
 Construction loans, net                                       129,323          6,370              -              -             -
 Securitized master servicing fees                             120,281        120,954              -              -             -
 Revolving warehouse lines of credit, net                      190,705         69,591         92,058              -             -
 Total assets                                                2,643,613      1,997,644      1,396,738        714,225     1,852,057

 Short-term borrowings                                       2,037,834      1,534,189        770,334         21,944       688,860
 Collateralized mortgage obligations                           164,760        202,259        365,886        571,857     1,040,495
 Senior unsecured notes                                         59,649              -              -              -             -
 Shareholders' equity                                          362,984        256,020        250,608        119,995       122,403

 Number of shares outstanding                               42,413,842     32,281,156     32,020,484     13,980,387    13,976,375
 Book value per share                                            $8.56          $7.93          $7.83          $8.58         $8.76

SELECTED OTHER DATA
 Mortgage loans acquired                                   $ 4,186,392    $ 5,985,466    $ 3,420,263    $         -   $         -
 Indy Mac master servicing portfolio                         9,419,000      6,818,000      1,977,000              -             -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

GENERAL

CWM Mortgage Holdings, Inc. was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and Independent National Mortgage Corporation ("Indy Mac"), which is not consolidated with CWM for financial reporting or tax purposes.

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators who generally retain the servicing rights. All loans purchased by CWM, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. At present, Indy Mac does not purchase any loans from entities other than CWM. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, the net interest earned on the Company's investment portfolio and mortgage securities, and master servicing fee income. In addition, the Company earns fee income and net interest income through its construction and warehouse lending programs. The construction lending operation consists of two distinct divisions: (i) the Builder Division, which provides tract construction loans, builder custom home loans, model home loans and lot financing on a nationwide basis to small-to-medium size builders, and (ii) the Consumer Division, which provides construction-to-permanent financing, home improvement loans and lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences. The warehouse lending operation provides financing to small- and medium-size mortgage originators for the origination and sale of mortgage loans, the retention, acquisition or sale of servicing rights and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In the first quarter of 1995, the Company introduced a new division, Independent National Finance Corporation ("INFC"), to purchase, securitize and sell mortgage loans to borrowers with prior adverse credit circumstances (i.e., "B through D" paper mortgages). The Company earns fee income and net interest income from this program and will recognize gains or losses from the sale of such loans once adequately sized pools of loans have been purchased for securitization.

Prior to 1993, the Company's principal source of earnings had been net interest income generated from its mortgage portfolio which was primarily financed through the issuance of CMOs (the "CMO Portfolio"). The amount of net interest earned on the CMO Portfolio is directly affected by the rate of principal repayment (including prepayments) of the related mortgage loans. When prevailing mortgage interest rates are low relative to interest rates of existing mortgage loans, prepayments on the underlying mortgage loans generally tend to increase as mortgagors refinance their existing loans. The cash flow generated by these prepayments is used to repay the CMOs which are collateralized by these mortgage loans. However, the remaining mortgage loans typically carry a lower coupon, and the interest spread between these loans and the underlying financing thus narrows. The CMO Portfolio experienced accelerated prepayments during 1993 through the beginning of 1994, and since mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses were realized on the CMO Portfolio during those periods. As mortgage rates rose during 1994, principal prepayments on the underlying mortgage loans declined and the Company experienced stabilization of the CMO Portfolio, resulting in a decrease in the net interest expense on the CMO Portfolio in 1995 compared to 1994.

FINANCIAL CONDITION

CONDUIT OPERATIONS: During 1995, CWM purchased $4.2 billion of non-conforming mortgage loans, including $49.4 million of "B through D" paper mortgage loans through INFC. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other borrowings. In general, the Company, through Indy Mac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through CWM invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During 1995, Indy Mac sold $3.7 billion of mortgage loans through the issuance of 22 series of multiple-class MBS in the form of REMIC securities and sold $17 million of non-conforming mortgage loans as whole loans. At December 31, 1995, the Company was committed to purchase $436.2 million of mortgage loans from various mortgage originators. The Indy Mac master servicing portfolio at year-end had an aggregate outstanding principal balance of $9.4 billion with a weighted average coupon of 8.35%.

MORTGAGE LOANS HELD FOR INVESTMENT: The $1.4 billion portfolio of mortgage loans held for investment at December 31, 1995 consisted of $888.4 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $369.4 million of mortgage loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $171.8 million of fixed-rate mortgage loans. The weighted average coupon of the
mortgage loans held for investment at December 31, 1995 was 8.82%.   The Company
finances mortgage loans held for investment with repurchase agreements and other credit facilities which have maturities ranging from overnight to 17 months as of December 31, 1995. The Company also utilizes interest rate swap agreements to manage the interest rate exposure on its portfolio of mortgage loans held for investment. In addition, in December 1995, the Company traded a CMO for settlement in January 1996, to finance $154.7 million of mortgage loans in the portfolio whose rate begins to adjust after a fixed term of ten years. The allowance for losses related to mortgage loans held for investment totaled $2.9 million at year end.

CONSTRUCTION LENDING OPERATIONS: At December 31, 1995, the Builder Division had loans outstanding totaling $86.0 million with $144.7 million of remaining commitments to fund tract and custom home loans. The Consumer Division had loans outstanding at December 31, 1995 totaling $44.1 million with remaining commitments to fund construction-to-permanent and home improvement loans of $26.9 million. The allowance for losses related to construction loans totaled $766,000 at December 31, 1995. The Company had outstanding borrowings under a revolving credit facility totaling $50.2 million at December 31, 1995 associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS: At December 31, 1995, CWM had extended committed warehouse and related lines of credit in an aggregate amount of $342.9 million, of which $191.4 million was outstanding. The allowance for loan losses related to warehouse lines of credit totaled $647,000 at December 31, 1995. Repurchase agreements associated with CWM's financing of these lines of credit totaled $155.8 million at December 31, 1995.

RESULTS OF OPERATIONS 1995 COMPARED TO 1994

NET EARNINGS: CWM's net earnings were $50.0 million, or $1.25 per share, based on 39,902,680 weighted average shares outstanding for 1995, compared to $27.8 million, or $0.86 per share, based on 32,183,850 weighted average shares outstanding for 1994. The increase in net earnings of $22.2 million was primarily due to an increase in earnings of $17.0 million associated with CWM's mortgage conduit activities, including its equity in earnings of Indy Mac and the Company's warehouse and construction lending operations, combined with a decrease in the loss associated with the CMO Portfolio of $5.2 million.

The increase in net earnings related to CWM's mortgage conduit activities is principally due to an increase in net interest income and equity in earnings of Indy Mac of $17.9 million and $8.2 million, respectively, combined with an increase in other net revenues of $542,000, offset by increases in the provision for loan losses and expenses of $3.5 million and $6.2 million, respectively.

The decrease in the net loss on the CMO Portfolio is primarily due to a decrease in net interest expense of $5.2 million.

INTEREST INCOME:   Total interest income was $180.5 million for 1995 and $92.1 million for 1994. The increase of $88.4 million in interest income was primarily the result of an increase of $77.5 million in interest on mortgage loans held for investment, with additional increases in interest earned on construction loans, warehouse lines of credit and advances to Indy Mac of $6.5 million, $5.7 million and $2.2 million, respectively. These increases were offset by a reduction in the interest income on collateral for CMOs of $4.4 million.

Interest income earned on mortgage loans held for investment totaled $97.7 million during 1995 compared to $20.2 million during 1994. The substantial increase from 1994 is the result of an increase in the average amount of loans held for investment during the year combined with an increase in the average yield. The average principal balance of loans held for investment was $1.2 billion during 1995 with interest earned at an effective yield of 8.08%, compared to the average principal balance of loans held for investment during 1994 of $272.8 million with interest earned at an effective rate of 7.39%.

Interest income earned on mortgage loans held for sale totaled $34.7 million and $34.2 million, resulting in an effective yield of 9.22% and 7.27%, respectively, for the years ended December 31, 1995 and 1994.

Interest income on construction loans totaled $6.5 million and $93,000 during 1995 and 1994, respectively. The average principal balance of construction loans outstanding totaled $49.5 million during 1995, representing an increase of $48.6 million from the average principal balance of $825,000 during 1994. Interest was earned at an effective yield of 13.24% and 11.22% in 1995 and 1994, respectively.

Interest income on revolving warehouse and related lines of credit totaled $10.0 million and $4.4 million with interest earned at an effective yield of 9.50% and 7.53% for the years ended December 31, 1995 and 1994, respectively.

Interest income on collateral for CMOs was $17.3 million and $21.7 million for the years ended December 31, 1995 and 1994, respectively. The decline was attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $290.2 million for 1994 to $213.3 million for 1995, offset by an increase in the effective yield earned on the collateral from 7.47% in 1994 to 8.09% in 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs. Accordingly, during periods of higher interest rates and reduced prepayments, as in 1995 compared to 1994, amortization of premium declines and the amount of the non-earning assets associated with the delay in the receipt of prepayments, combined with the lower yielding GICs, are reduced relative to the portfolio, resulting in a higher effective yield.

SECURITIZED MASTER SERVICING FEES, NET:

Investments in securitized master servicing fees have characteristics comparable to "excess servicing" insofar as their value tends to decline as market interest rates decline and prepayment rates increase. Accordingly, the yield on this investment could decline considerably as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such assets. In this scenario, the Company would write down its securitized master servicing fees asset so that the remaining asset does not exceed the present value of future net master servicing income. Gross master servicing income for CWM was $27.2 million and $14.7 for the years ended December 31, 1995 and 1994, respectively. This gross income was offset by amortization of the securitized master servicing fees of $19.8 million, including $2.7 million of unscheduled amortization, and $7.5 million, including $411,000 of unscheduled amortization, for the years ended December 31, 1995 and 1994, respectively. In September 1994, the Company began securitizing master servicing fees receivable to facilitate the financing of this asset. As of December 31, 1995, securitized master servicing fees of $120.3 million were pledged to secure borrowings totaling $61.8 million.

INTEREST EXPENSE: For 1995 and 1994, total interest expense was $131.9 million and $66.7 million, respectively. The increase of $65.2 million in interest expense is the result of an increase in the interest expense on repurchase agreements and other credit facilities and senior unsecured notes of $73.8 million and $999,000, respectively, offset by a reduction in the interest expense on CMOs of $9.6 million.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale, mortgage loans held for investment, master servicing fees receivable, construction loans and revolving warehouse lines of credit totaled $113.4 million during 1995 compared to $39.6 million during 1994. The increase in interest expense was primarily the result of an increase in the aggregate average balance of indebtedness outstanding for the year from $754.4 million in 1994 to $1.7 billion in 1995, combined with an increase in the weighted average effective interest rate from 5.25% in 1994 to 6.74% in 1995.

During 1995, CWM issued senior unsecured notes with a face amount of $60.5 million, bearing interest at rates ranging from 8.86% to 8.91%. CWM recognized interest expense totaling $999,000 related to the senior unsecured notes during 1995. The effective cost of the notes, including costs of issuance, was 9.22%.

Interest expense on CMOs was $17.5 million and $27.1 million for 1995 and 1994, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $185.1 million for 1995 from $263.8 million for 1994, combined with a decrease in the weighted average cost of CMOs to 9.47% in 1995 from 10.28% in 1994. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs as discussed above. The prepayments are ultimately used to repay the related CMOs. As interest rates increase and prepayments decline on the underlying collateral, the amortization of original issue discount and bond issue costs also decreases, resulting in a lower effective rate of interest expense on the portfolio.

EQUITY IN EARNINGS OF INDY MAC: CWM owns 100% of the preferred stock and has a 99% economic interest in Indy Mac. During 1995, earnings of Indy Mac resulted principally from net interest income of $18.1 million, gains on sales of mortgage loans and issuance of securities of $22.7 million and gains on sales of mortgage securities available for sale of $8.2 million, offset by a provision for loan losses of $2.2 million, expenses of $20.7 million, management fee expense of $1.8 million and income taxes of $10.4 million. During 1994, earnings of Indy Mac resulted principally from net interest income of $6.4 million, gains on sales of mortgage loans and issuance of securities of $9.4 million, gains on sales of mortgage securities available for sale of $205,000 and gains on the sale of servicing of $7.3 million, offset by expenses of $13.5 million, management fee expense of $334,000 and income taxes of $3.8 million.

Indy Mac master serviced loans with principal balances aggregating $9.4 billion at December 31, 1995, compared to $6.8 billion at December 31, 1994. The growth in the master servicing portfolio during 1994 and 1995 was the result of loan production volume from the Company's conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the master servicing portfolio at December 31, 1995 and 1994 was 8.35% and 7.38%, respectively. The mix of fixed- rate product and adjustable-rate product was 74% and 26%, respectively, at December 31, 1995.

Net income related to the securitized master servicing fees and master servicing fees receivable totaled $9.2 million in 1995, including gross income of $23.1 million, offset by amortization of the related asset balances of $13.9 million. Net master servicing income in 1994 totaled $1.1 million, including gross income of $7.6 million, offset by amortization of the asset balances totaling $6.5 million.

As previously discussed, investments in securitized master servicing fees and master servicing fees receivable ("master servicing assets") have characteristics comparable to "excess servicing" insofar as their value tends to decline as prepayment rates increase. During 1994, there was no write-down of the master servicing assets. During 1995, Indy Mac experienced an increase in prepayment rates as interest rates declined in the latter part of the year. As a result, Indy Mac recorded write-downs on the master servicing assets totaling $835,000 during 1995.

The portfolio of mortgage securities available for sale held by Indy Mac includes subordinated securities and principal-only and inverse-floater securities with market values which tend to perform inversely to the master servicing assets. Indy Mac's investments in subordinated securities are comprised of $271.8 million of securities issued by Indy Mac with ratings ranging from AA to non-rated. At December 31, 1995, 70% of these securities were investment grade (i.e., rated "BBB" or better). The pre-tax unrealized gain associated with the mortgage securities available for sale totaled $13.7 million at December 31, 1995.

In an effort to further reduce the Company's sensitivity to interest rates with respect to the master servicing assets, the Company acquires other financial instruments, including derivative contracts such as call options on U.S. Treasury bonds and interest rate floors, that react inversely to changes in interest rates in relation to the master servicing fees receivable assets.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSES:   The increase from $2.4 million
for the year ended December 31, 1994 to $4.2 million for the year ended December 31, 1995 is primarily the result of additional staffing and increased operating costs related to the construction lending and warehouse lending operations as the Company has developed and expanded these business lines.

MANAGEMENT FEES:   For 1995, management fees were $5.5 million compared to $1.2 million for 1994. The increase was primarily due to incentive compensation of $3.8 million payable to Countrywide Asset Management Corporation (the "Manager") in 1995, directly related to the increase in CWM's earnings during 1995. During 1994, the Manager waived 25% of this fee. The waived fees were reflected as an expense and a corresponding capital contribution in the accompanying financial statements.

RESULTS OF OPERATIONS 1994 COMPARED TO 1993

NET EARNINGS: CWM's net earnings were $27.8 million, or $0.86 per share, based on 32,183,850 weighted average shares outstanding for 1994 compared to $2.5 million, or $0.13 per share, based on 18,578,307 weighted average shares outstanding for 1993. The increase in net earnings of $25.3 million was primarily due to an increase in earnings of $18.5 million associated with CWM's mortgage conduit activities, including its equity in earnings of Indy Mac, and its warehouse lending operations, combined with a decrease in the loss associated with the CMO Portfolio of $6.8 million.

The increase in net earnings related to CWM's mortgage conduit activities is principally due to an increase in net interest income and equity in earnings of Indy Mac of $17.4 million and $3.1 million, respectively, offset by an increase in expenses and a provision for loan losses of $1.6 million and $500,000, respectively.

The decrease in the net loss on the CMO Portfolio is due to a decrease in net interest expense of $7.8 million, offset by a gain of $917,000 related to the sale of mortgage-backed securities that collateralized two CMO series redeemed in 1993. There was no such gain in 1994.

INTEREST INCOME: Total interest income was $92.1 million for 1994 and $65.5 million for 1993. Interest income earned on mortgage loans held for sale and revolving warehouse lines of credit was $34.2 million and $4.4 million, respectively, for 1994 with interest earned at an effective yield of 7.27% and 7.53%, respectively. Interest earned on mortgage loans held for sale and revolving warehouse lines of credit was $20.5 million and $1.7 million, respectively, for 1993 with interest earned at an effective yield of 7.26% and 6.54%, respectively for 1993.

Interest income earned on mortgage loans held for investment was $20.2 million during 1994 with interest earned at an effective yield of 7.39%. The Company began investing in mortgage loans for the purpose of forming an investment portfolio during 1994, and therefore no such income was reported in 1993.

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

SECURITIZED MASTER SERVICING FEES, NET: As of December 31, 1994, CWM had securitized master servicing fees totaling $121.0 million. Gross master servicing income for CWM was $14.7 million for the year ended December 31, 1994. This gross income was offset by amortization of securitized master servicing fees of $7.5 million for the year ended December 31, 1994, including $411,000 of unscheduled amortization due to a decline in applicable interest rates.

As of December 31, 1994, securitized master servicing fees totaling $116.2 million were pledged as collateral for borrowings totaling $68.4 million under repurchase agreements. These borrowings had original maturities of less than 31 days and a weighted average interest rate of 6.30% as of December 31, 1994.

INTEREST EXPENSE: For 1994 and 1993, total interest expense was $66.7 million and $65.3 million, respectively. Interest expense on repurchase agreements financing mortgage loans held for sale, mortgage loans held for investment, securitized master servicing fees and revolving warehouse lines of credit was $39.6 million during 1994 compared to $10.4 million during 1993. The weighted average balance outstanding was $754.4 million and $271.2 million for 1994 and 1993, respectively. The effective yield was 5.25% and 3.82% for 1994 and 1993, respectively.

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

EQUITY IN EARNINGS OF INDY MAC: During 1994, earnings of Indy Mac resulted principally from net interest income of $6.4 million, including net master servicing income of $1.1 million, gains on sales of mortgage loans of $9.5 million, gains on sale of servicing of $7.3 million, expenses of $13.8 million and income taxes of $3.8 million. During 1993, earnings of Indy Mac resulted principally from net interest expense of $1.4 million, including net master servicing expenses of $4.5 million, gains on sales of mortgage loans of $8.4 million, expenses of $2.6 million and income taxes of $1.8 million.

At December 31, 1994, Indy Mac master serviced loans with principal balances aggregating $6.8 billion. The growth in the master servicing portfolio during 1993 and 1994 was the result of loan production volume from the Company's conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the master servicing portfolio at December 31, 1994 and 1993 was 7.38% and 7.21%, respectively.

During 1993, Indy Mac experienced significant prepayment activity due to the then-prevailing low interest rate environment, requiring a write-down of master servicing fees receivable totaling $6.2 million. As a result, master servicing amortization was in excess of master servicing income. In 1994, there was no write-down of master servicing fees receivable due to the decrease in prepayment activity associated with rising interest rates.

In December 1993, to mitigate the effect on earnings of higher amortization (which is deducted from master servicing income) resulting from increased prepayment activity, Indy Mac purchased call options on FNMA mortgage-backed securities which increase in value when interest rates decline. As of December 31, 1993, Indy Mac had $300 million of call options on FNMA mortgage-backed securities which had a book value and an approximate fair market value of $4.1 million. Amortization of these options, which expired in June of 1994, totaled $3.6 million and $150,000 in 1994 and 1993, respectively. There were no call options outstanding as of December 31, 1994.

The net earnings of Indy Mac for 1993 do not include certain personnel and other operating expenses totaling $900,000 during the first six months of 1993 which were absorbed by the manager under the terms of the Company's Management Agreement. Indy Mac began paying all expenses of its new operations in June 1993. Indy Mac's salaries and related expenses were $7.9 million and $1.7 million for 1994 and 1993, respectively. As of December 31, 1994 and 1993, the Manager employed approximately 117 and 55 employees, respectively, on behalf of Indy Mac. General and administrative expenses incurred by Indy Mac were $5.6 million and $892,000 for 1994 and 1993, respectively. This increase is due to the expansion that occurred in the conduit operation during 1994 as well as the fact that 1994 included a full year of expenses as compared to six months of expenses during 1993.

MANAGEMENT FEES: For 1994 management fees were $1.2 million compared to $400,000 for 1993. The increase was primarily due to incentive compensation of $941,000 payable to the Manager in 1994, directly related to the increase in CWM's earnings during 1994. The Manager waived 25% of its incentive compensation for 1994. Under the agreement with the Manager, all management fees were waived for 1993. Accordingly, such waived fees are reflected as an expense and a corresponding capital contribution in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMOs, repurchase agreements, other borrowings and common stock to meet its working capital needs. In addition, in connection with its mortgage conduit operations, Indy Mac issues REMIC securities to help meet such needs.

CWM has established a repurchase facility with a leading investment bank, committed through April 1997 and renewable thereafter, in an aggregate amount up to $500 million for its mortgage conduit, warehouse lending and consumer construction lending operations. CWM has also obtained credit approval from the same lender to enter into additional repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. Additionally, CWM has a master repurchase facility with the same lender in an aggregate amount of $225 million to provide financing for securitized master servicing fees and certain mortgage-related securities which have been retained or purchased by CWM or Indy Mac. CWM has two additional two-year committed and renewable repurchase facilities with different investment banks, in an aggregate amount of $300 million and $500 million, for the Company's mortgage conduit, warehouse lending and consumer construction lending operations.

In May 1995, the Company entered into a two-year committed credit facility in the aggregate amount of $100 million with First Union National Bank of North Carolina ("First Union"). During the third quarter of 1995, the Company and First Union completed the syndication of this credit facility with seven additional lenders, resulting in an increase in the aggregate credit to $300 million and an extension of the relevant maturity date. This facility finances mortgage loans, builder construction loans, master servicing and servicing secured, servicing-receivable and foreclosure/repurchase lines of credit.

During the fourth quarter of 1995, the Company raised $59.6 million associated with the private placement of senior unsecured notes with certain institutional lenders.

During the first quarter of 1995, the Company completed a public offering in which 8.05 million shares of the Company's common stock were issued at an offering price of $9.125 per share, with net proceeds totaling $68.7 million. In August of 1995, the Company's registration statement relating to the Company's amended and restated Dividend Reinvestment Stock Purchase Plan (the Dividend Reinvestment Plan) was declared effective. Primarily through the optional cash investment feature of the Dividend Reinvestment Plan, the Company raised $24.9 million of new capital during the latter part of 1995.

The REIT provisions of the Internal Revenue Code restrict CWM's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio by requiring CWM to distribute to its shareholders substantially all of its taxable income from operations.

Management believes that the cash flow from operations and the current and potential financing arrangements are sufficient to meet current liquidity requirements. The Company's ability to meet future liquidity requirements is subject to the renewal of credit facilities and/or obtaining other sources of financing, including raising additional debt or equity from time to time.

EFFECT OF INTEREST RATE CHANGES

The Company's earnings may be affected by changes in interest rates in a variety of ways. For example, higher interest rates may depress the market value to an extent of the Company's investment portfolio if the yield on such holdings does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which may to an extent mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgages prepay. A decrease in the rate of prepayments may lengthen the estimated average lives of the underlying mortgages supporting securitized master servicing fees and master servicing fees receivable and for classes of the CMOs issued by the Company and may result in higher residual cash flows from such assets than would otherwise have been obtained. However, higher rates of interest may also discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company's mortgage conduit operations or financed through the Company's construction and warehouse lending operations.

Conversely, lower interest rates tend to increase the rate at which mortgages prepay, which may have an adverse effect on the value of the Company's securitized master servicing fees and master servicing fees receivable. However, lower interest rates also tend to improve the Company's mortgage origination and production volumes and increase the market value, to an extent, of the Company's mortgage loan and mortgage securities investment portfolio.

ITEM 8.  FINANCIAL STATMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------

The information called for by this item 8 is already incorporated by reference to CWM's Consolidated Financial Statements and Report of Independent Certified Public Accountants beginning at page F-! of this form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

The information required by this Item 10 as to directors and executive officers of CWM is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

The information required by this Item 11 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------------------------------------------------------- --------------

The information required by this Item 12 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------  ---------------------------------------------------------------

     (a)(1) and (2)  - Financial Statements and Schedules

          The information called for by this section of Item 14 is set forth in the Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

        (3)  - Exhibits


Exhibit
  No.     Description
- -------   ------------
3.1*      Certificate of Incorporation for CWM, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q, for the quarter ended June 30, 1995).

3.2* Bylaws of CWM, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q, for the quarter ended June 30, 1995).

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

4.3*      Series F Supplement, dated as of August 1, 1986, to the Indenture
          (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on August 14, 1986).

4.4*      Series G Supplement, dated as of August 1, 1986, to the Indenture
          (incorporated by reference to Exhibit 4.8 to CMO, Inc.'s S-11
          Registration Statement (No.33-8705) filed with the SEC on September
          12, 1986).

4.5*      Series I Supplement, dated as of October 1, 1986, to the Indenture
          (incorporated by reference to Exhibit 4.11 to CMO, Inc.'s Amendment
          No. 1 to S-11 Registration Statement (No. 33-8705) filed with the SEC on October 27, 1986).

4.6*      Series L Supplement, dated as of December 1, 1986, to the Indenture
          (incorporated by reference to Exhibit 4.2 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

4.7*      Series M Supplement, dated as of January 1, 1987, to the Indenture
          (incorporated by reference to Exhibit 4.3 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

4.8* Indenture (the "SPNB Indenture"), dated as of December 1, 1986, between CMO, Inc. and Security Pacific National Bank, as Trustee
          ("SPNB") (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form
          8-K filed with the SEC on January 9, 1987).

4.9*      Series N Supplement, dated as of February 1, 1987, to the SPNB
          Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s
          Form 8-K filed with the SEC on March 16, 1987).


Exhibit
  No.     Description
- -------   ------------
4.10*     Indenture, dated as of February 1, 1987, between Countrywide Mortgage
          Trust 1987-I (the "1987-I Trust") and SPNB (incorporated by reference to Exhibit 4.18 to the Company's Form 10-K for the year ended December
          31, 1986) .

4.11*     Indenture, dated as of June 1, 1987, between Countrywide Mortgage
          Trust 1987-II (the "1987-II Trust") and SPNB (incorporated by reference to Exhibit 4.19 to the Company's Form 10-Q for the quarter ended June 30, 1987) .

4.12*     Indenture Supplement, dated as of September 1, 1987, among Countrywide
          Mortgage Obligations III, Inc. ("CMO III, Inc."), CMO, Inc. and BTC
          (incorporated by reference to Exhibit 4.1 to CMO III, Inc.'s Form 8-K filed with the SEC on October 9, 1987).

4.13*     Indenture Supplement, dated as of September 1, 1987, among CMO III,
          Inc., CMO, Inc. and SPNB (incorporated by reference to Exhibit 4.2 to
          CMO III, Inc.'s. Form 8-K filed with the SEC on October 9, 1987).

4.14*     Indenture dated as of November 20, 1990, between the Countrywide Cash
          Flow Bond Trust ("CCFBT") and BTC (incorporated by reference to
          Exhibit 4.22 to the Company's Form 10-K for the year ended December
          31, 1990).

4.15*     Indenture dated as of March 30, 1993 between Countrywide Mortgage
          Trust 1993-I (the "1993-I Trust") and State Street Bank and Trust
          Company (the "Bond Trustee") (incorporated by reference to Exhibit 4.1 to the Company's 10-Q for the quarter ended March 31, 1993).

4.16*     Indenture dated as of April 14, 1993 between Countrywide Mortgage
          Trust 1993-II (the "1993-II Trust") and the Bond Trustee (incorporated by reference to Exhibit 4.2 to the Company's 10-Q for the quarter ended March 31, 1993).

4.17*     First Supplemental Indenture dated as of May 24, 1993 between the
          1993-II Trust and the Bond Trustee. (incorporated by reference to Exhibit 4.25 to the Company's Form 10-K for the year ended
          December 31, 1994).

4.18* 1994 Stock Incentive Plan adopted May 17, 1994 (incorporated by reference to Exhibit 4.1 to the Company's 10Q for the quarter ended
          September 30, 1994).

10.1*     1995 Amended and Extended Management Agreement, dated as of May 15,
          1995, between CWM and Countrywide Asset Management Corporation (the
          "Manager") (incorporated by reference to Exhibit 10.1 to the Company's
          Form 10Q for the quarter ended June 30, 1995).

10.2*     1987 Amended and Restated Servicing Agreement, dated as of May 15,
          1987, between CMI and Countrywide Home Loans, Inc. ("CHL")
          (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed for the quarter ended June 30, 1987).

10.3*     1995 Amended and Extended Loan Purchase and Administrative Services
          Agreement, dated as of May 15, 1995, between CWM and CHL (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1995).

10.4*     1988 Amended and Restated Submanagement Agreement, dated as of May 15,
          1988, between CHL and the Manager (incorporated by reference to Exhibit 10.4 to CMI's Form 10-Q for the quarter ended March 31, 1988).


Exhibit
  No.     Description
- -------   ------------
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

10.8*     Servicing Agreement, dated as of November 15, 1986, among CMO, Inc.,
          SPNB and CHL (incorporated by reference to Exhibit 10.1 to CMO, Inc.'s
          Form 8-K filed with the SEC on January 9, 1987).

10.9*     Deposit Trust Agreement (the "1987-I Deposit Trust Agreement"), dated
          January 16, 1987, between Countrywide Mortgage Obligations II, Inc.
          ("CMO II, Inc.") and Wilmington Trust Company, as Owner Trustee of the
          1987-I Trust (incorporated by reference to Exhibit 10.15 to CMI's Form
          10-K for the year ended December 31, 1986).

10.10*    Management Agreement, dated as of February 1, 1987, between Wilmington
          Trust Company, as Owner Trustee of the 1987-I Trust, and the Manager
          (incorporated by reference to Exhibit 10.17 to CMI's Form 10-K for the year ended December 31, 1986).

10.11*    Servicing Agreement, dated as of February 1, 1987, among the 1987-I
          Trust, SPNB and CHL (incorporated by reference to Exhibit 10.18 to
          CMI's Form 10-K filed for the year ended December 31, 1985).

10.12* Agreement between CMO, II, Inc. and CMI, dated as of February 1, 1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.19 to CMI's Form 10-K for the year ended December 31,
          1986).

10.13*    Agreement among CMO II, Inc., the Manager and CHL, dated as of
          February 1, 1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.20 to CMI's Form 10-K for the year ended
          December 31, 1986).

10.14* Deposit Trust Agreement (the "1987-II Deposit Trust Agreement"), dated as of April 29, 1987, between CMO II, Inc. and Wilmington Trust
          Company, as Owner Trustee of the 1987-II Trust (incorporated by reference to Exhibit 10.7 to CMI's Form 10-Q for the quarter ended
          June 30, 1987).

10.15*    First Amendment to 1987-II Deposit Trust Agreement, dated as of May
          29, 1987, between CMO II, Inc. and Wilmington Trust Company, as Owner
          Trustee of the 1987-II Trust (incorporated by reference to Exhibit
          10.8 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.16*    Guaranty, dated as of May 29, 1987, by CMI of obligations of CMO II,
          Inc. under the 1987-II Deposit Trust Agreement, as amended
          (incorporated by reference to Exhibit 10.9 to CMI's Form 10-Q for the quarter ended June 30, 1987) .

10.17*    Management Agreement, dated as of June 1, 1987, between Wilmington
          Trust Company, as Owner Trustee of the 1987-II Trust, and the Manager
          (incorporated by reference to Exhibit 10.10 to CMI's Form 10-Q for the quarter ended June 30, 1987).


Exhibit
  No.     Description
- -------   ------------
10.18*    Servicing Agreement, dated as of June 1, 1987, among the 1987-II
          Trust, SPNB and CHL (incorporated by reference to Exhibit 10.11 to
          CMI's Form 10-Q for the quarter ended June 30, 1987).

10.19*    Transfer Agreement, dated as of May 1, 1987, among CMI, CMO II, Inc.
          and CMO III, Inc. (incorporated by reference to Exhibit 10.12 to CMI's
          Form 10-Q for the quarter ended June 30, 1987).

10.20*    Guaranty, dated as of May 1, 1987, by CMI of obligations of CMO III,
          Inc. under the 1987-I Deposit Trust Agreement (incorporated by reference to Exhibit 10.13 to CMI's Form 10-Q for the quarter ended
          June 30, 1987).

10.21*    Agreement of Merger, dated as of September 11, 1987, between CMO, Inc.
          and CMO III, Inc. (incorporated by reference to Exhibit 2 to CMO III,
          Inc.'s Form 8-K filed with the SEC on October 9, 1987).

10.22*    1985 Stock Option Plan adopted August 26, 1985, as amended February
          12, 1987 and as further amended on February 15, 1989 (incorporated by reference to Exhibit 10.30 to CMI's Form 10-K for the year ended
          December 31, 1989).

10.23*    Trust Agreement, dated as of November 20, 1990, between CMO III, Inc.
          and Wilmington Trust Company relating to the CCFBT (the "CCFBT Trust
          Agreement") (incorporated by reference to Exhibit 10.31 to CMI's Form
          10-K for the year ended December 31, 1990).

10.24*    Guaranty, dated as of November 20, 1990, by CMI of obligations of CMO
          III, Inc. under the CCFBT Trust Agreement (incorporated by reference to Exhibit 10.32 to CMI's Form 10-K for the year ended December 31,
          1990).

10.25* Management Agreement, dated as of November 20, 1990, between CCFBT and the Manager (incorporated by reference to Exhibit 10.33 to CMI's Form
          10-K for the year ended December 31, 1990).

10.26*    Amendment, dated as of November 21, 1990, to the 1990 Amended and
          Extended Management Agreement between CMI and the Manager
          (incorporated by reference to Exhibit 10.34 to CMI's Form 10-K for the year ended December 31, 1990).

10.27*    Assignment Agreement, dated as of November 21, 1990, between CMO III,
          Inc. and CCFBT (incorporated by reference to Exhibit 10.35 to CMI's
          Form 10-K for the year ended December 31, 1990).

10.28*    Deposit Trust Agreement dated as of March 24, 1993 between CMO II,
          Inc. and Wilmington Trust Company (incorporated by reference to
          Exhibit 10.1 to CMI's 10-Q for the quarter ended March 31, 1993).

10.29* Master Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, CMI and the Bond Trustee (incorporated by reference to
          Exhibit 10.2 to CMI's 10-Q for the quarter ended March 31, 1993).

10.30*    Servicing Agreement dated as of March 30, 1993 by and among the 1993-I
          Trust, CHL and the Bond Trustee (incorporated by reference to Exhibit
          10.3 to CMI's 10-Q for the quarter ended March 31, 1993).


Exhibit
  No.     Description
- -------   ------------
10.31*    Management Agreement, dated as of March 30, 1993 between the Manager and the 1993-I Trust (incorporated by reference to Exhibit 10.4 to
          CMI's 10-Q for the quarter ended March 31, 1993).

10.32*    First Amendment dated as of March 30, 1993 to Agreement between CMO
          II, Inc. and CMI (incorporated by reference to Exhibit 10.5 to CMI's
          10-Q for the quarter ended March 31, 1993).

10.33*    First Amendment dated as of March 30, 1993 to Agreement between CMO
          II, Inc., the Manager and CHL (incorporated by reference to Exhibit
          10.6 to CMI's 10-Q for the quarter ended March 31, 1993).

10.34*    Deposit Trust Agreement dated as of April 7, 1993 between CMO II, Inc.
          and Wilmington Trust Company (incorporated by reference to Exhibit
          10.7 to CMI's 10-Q for the quarter ended March 31, 1993).

10.35* Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CMI and the Bond Trustee (incorporated by reference to
          Exhibit 10.8 to CMI's 10-Q for the quarter ended March 31, 1993).

10.36*    Servicing Agreement dated as of April 14, 1993 by and among the 1993-
          II Trust, CHL and the Bond Trustee (incorporated by reference to
          Exhibit 10.9 to CMI's 10-Q for the quarter ended March 31, 1993).

10.37* Management Agreement, dated as of April 14, 1993 between the Manager and the 1993-II Trust (incorporated by reference to Exhibit 10.10 to CMI's 10-Q for the quarter ended March 31, 1993).

10.38* First Amendment to Deposit Trust Agreement dated as of April 13, 1993 between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee
          (incorporated by reference to Exhibit 10.11 to CMI's 10-Q for the quarter ended March 31, 1993).

10.39*    Contribution and Mortgage Loan Acquisition Agreement dated as of April
          19, 1993 between CMI and CHL (incorporated by reference to Exhibit
          10.2 to CMI's Amendment No. 3 to S-3 Registration Statement (No. 33-
          63034) filed with the SEC on July 16, 1993).

10.40* First Amendment to Deposit Trust Agreement dated as of April 16, 1993 between CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to CMI's 10-Q for the quarter ended June 30,
          1993).

10.41*    Compensation Plan for Kellie Johnson (incorporated by reference  to
          Exhibit 10.60 to CWM's form 10K for the year ended December 31, 1994).

10.42*    Facility I Credit Agreement dated May 30, 1995 by and among CWM,
     **   Independent National Mortgage Corporation ("Indy Mac"), ILC and First
          Union National Bank of North Carolina ("First Union") (incorporated by reference to Exhibit 10.4 to CWM's Form 10-Q for the quarter ended
          June 30, 1995).

10.43*    Facility II Credit Agreement dated May 30, 1995 by and among CWM, Indy
     **   Mac, ILC and First Union (incoporated by reference to Exhibit 10.5 to
          CWM's Form 10-Q for the quarter ended June 30, 1995).


Exhibit
  No.     Description
- -------   ------------
10.44*    Security and Collateral Agency Agreement dated May 30, 1995 by and among CWM, Indy Mac, ILC, First Union and Banker's Trust Company of
          California, N.A. ("BT") (incorporated by reference to Exhibit 10.6 to
          CWM's Form 10-Q for the quarter ended June 30, 1995).

10.45**   First Amendment to Facility I Credit Agreement dated September 25,
          1995 by and among CWM, Indy Mac, ILC, First Union and the Lenders party thereto.

10.46**   First Amendment to Facility II Credit Agreement dated September 25,
          1995 by and among CWM, Indy Mac, ILC, First Union and the Lenders from time to time party thereto.

10.47     First Amendment to Security and Collateral Agency Agreement dated
          September 25, 1995 by and among CWM, Indy Mac, ILC, First Union and
          BT.

10.48     1995 Compensation Plan for Michael Perry.

21.1      List of Subsidiaries.

23.1      Consent of Grant Thornton LLP

27        Financial Data Schedule

99.1      Directors and Principal Executive Officers of Countrywide Asset
          Management Corporation (the Company's Manager)

*   Incorporated by reference.

** Certain confidential portions of this Exhibit have been deleted and have been filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment filed pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(B) - REPORTS ON FORM 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 29, 1996.

                                         CWM MORTGAGE HOLDINGS, INC.


                                      BY:           /s/ DAVID S. LOEB
                                           -----------------------------------
                                                        David S. Loeb
                                            Chairman of the Board of Directors
                                              and Chief Executive Officer

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

          SIGNATURE                          TITLE                      DATE
     /s/ DAVID S. LOEB          Director, Chairman of the Board    March 29, 1996
- -----------------------------   of Directors and Chief Executive
         David S. Loeb          Officer



   /s/ ANGELO R. MOZILO         Director, Vice Chairman of the     March 29, 1996
- -----------------------------   Board of Directors and President
       Angelo R. Mozilo


    /s/ MICHAEL W. PERRY        Executive Vice President           March 29, 1996
- -----------------------------   and Chief Operating Officer
       Michael W. Perry         (Principal Financial Officer)


   /s/ CARMELLA L. GRAHN        Senior Vice President              March 29, 1996
- -----------------------------   and Chief Accounting Officer
       Carmella L. Grahn        (Principal Accounting Officer)



                                Director                           March 29, 1996
- -----------------------------
        Lyle E. Gramley


   /s/ THOMAS J. KEARNS         Director                           March 29, 1996
- -----------------------------
       Thomas J. Kearns


/s/ FREDERICK J. NAPOLITANO     Director                           March 29, 1996
- -----------------------------
    Frederick J. Napolitano

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                          CWM MORTGAGE HOLDINGS, INC.
                                AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                         December 31, 1995, 1994, 1993



CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
- --------------------------------------------

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

Schedules
     Schedule IV - Mortgage Loans on Real Estate                         F-23

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT NATIONAL MORTGAGE CORPORATION
- -----------------------------------------

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
CWM Mortgage Holdings, Inc.


We have audited the accompanying consolidated balance sheets of CWM Mortgage Holdings, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CWM Mortgage Holdings, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule IV of CWM Mortgage Holdings, Inc. and subsidiaries for the year ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP
Los Angeles, California
February 19, 1996

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          DECEMBER 31,
                                                                               -------------------------------
                                                                                  1995                 1994
                                                                               ----------           ----------
ASSETS

Mortgage assets
  Mortgage loans held for investment, net                                      $1,424,583           $  899,672
  Mortgage loans held for sale                                                    409,584              608,240
  Collateral for CMOs                                                             184,111              233,690
  Construction loans receivable, net                                              129,323                6,370
  Securitized master servicing fees                                               120,281              120,954
Revolving warehouse lines of credit, net                                          190,705               69,591
Cash and cash equivalents                                                           8,049                2,605
Investment in and advances to Indy Mac                                            145,537               40,032
Other assets                                                                       31,440               16,490
                                                                               ----------           ----------
    Total assets                                                               $2,643,613           $1,997,644
                                                                               ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                              $2,037,834           $1,534,189
Collateralized mortgage obligations                                               164,760              202,259
Senior unsecured notes                                                             59,649                    -
Accounts payable and accrued liabilities                                           18,386                5,176
                                                                               ----------           ----------
    Total liabilities                                                           2,280,629            1,741,624

Commitments and contingencies                                                           -                    -

Shareholders' equity
  Common stock - authorized, 60,000,000 shares of
   $.01 par value; issued and outstanding, 42,413,842
   shares in 1995 and 32,281,156 in 1994                                              424                  323
  Additional paid-in capital                                                      353,965              258,240
  Net unrealized gain (loss) on available-for-sale mortgage
   securities held by Indy Mac                                                      7,845                 (890)
  Cumulative earnings                                                             150,148              100,137
  Cumulative distributions to shareholders                                       (149,398)            (101,790)
                                                                               ----------           ----------
    Total shareholders' equity                                                    362,984              256,020
                                                                               ----------           ----------
  Total liabilities and shareholders' equity                                   $2,643,613           $1,997,644
                                                                               ==========           ==========

The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                 1995              1994              1993
                                                              -----------       -----------      ------------
REVENUES

  Interest income
    Mortgage loans held for investment                        $    97,720       $    20,161      $         -
    Mortgage loans held for sale                                   34,733            34,238           20,454
    Collateral for CMOs                                            17,257            21,679           41,685
    Construction Loans                                              6,548                93                -
    Securitized master servicing fees, net                          7,405             7,203                -
    Revolving warehouse lines of credit                            10,024             4,363            1,655
    Advances to Indy Mac                                            6,502             4,279              914
    Other                                                             276               103              796
                                                              -----------       -----------      -----------
      Total interest income                                       180,465            92,119           65,504

  Interest expense
    Repurchase agreements and other credit facilities             113,379            39,585           10,354
    Collateralized mortgage obligations                            17,532            27,115           54,958
    Senior unsecured notes                                            999                 -                -
                                                              -----------       -----------      -----------
      Total interest expense                                      131,910            66,700           65,312

        Net interest income                                        48,555            25,419              192

  Provision for loan losses                                         4,037               500                -
                                                              -----------       -----------      -----------

        Net interest income after provision for loan losses        44,518            24,919              192

  Equity in earnings of Indy Mac                                   13,801             5,624            2,523
  Other                                                             1,427               885            1,714
                                                              -----------       -----------      -----------
        Net revenues                                               59,746            31,428            4,429

EXPENSES
  Salaries, general and administrative                              4,213             2,402            1,549
  Management fees to affiliate                                      5,522             1,195              400
                                                              -----------       -----------      -----------
        Total expenses                                              9,735             3,597            1,949
                                                              -----------       -----------      -----------

NET EARNINGS                                                  $    50,011       $    27,831      $     2,480
                                                              ===========       ===========      ===========

EARNINGS PER SHARE                                                  $1.25             $0.86            $0.13
                                                              ===========       ===========      ===========

Weighted average shares outstanding                            39,902,680        32,183,850       18,578,307
                                                              ===========       ===========      ===========

The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               Unrealized
                                                                              gain (loss)
                                                                              on available-
                                                                  Additional    for-sale                  Cumulative
                                           Number of    Common      paid-in     mortgage    Cumulative   distributions
THREE YEARS ENDED DECEMBER 31, 1995         shares       stock      capital    securities    earnings   to shareholders   Total
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992               13,980,387    $140      $119,450      $    -     $ 69,826      $ (69,421)     $119,995

Common stock issued                        17,883,972     179       135,916           -            -              -       136,095
Common stock options exercised                156,125       1           821           -            -              -           822
Capital contribution by manager                     -       -           400           -            -              -           400
Net earnings for the year                           -       -             -           -        2,480              -         2,480
Dividends paid - $0.48 per share                    -       -             -           -            -         (9,184)       (9,184)
                                          ---------------------------------------------------------------------------------------

Balance at December 31, 1993               32,020,484     320       256,587           -       72,306        (78,605)      250,608

Common stock issued                           259,750       3         1,339           -            -              -         1,342
Common stock options exercised                    922       -             9           -            -              -             9
Capital contribution by manager                     -       -           305           -            -              -           305
Unrealized loss on available-for-sale
   mortgage securities held by Indy Mac             -       -             -        (890)           -              -          (890)
Net earnings for the year                           -       -             -           -       27,831              -        27,831
Dividends paid - $0.72 per share                    -       -             -           -            -        (23,185)      (23,185)
                                          ---------------------------------------------------------------------------------------

Balance at December 31, 1994               32,281,156     323       258,240        (890)     100,137       (101,790)      256,020

Common stock issued                         9,801,686      98        93,565           -            -              -        93,663
Common stock options exercised                331,000       3         2,160           -            -              -         2,163
Unrealized gain on available-for-sale
   mortgage securities held by Indy Mac             -       -             -       8,735            -              -         8,735
Net earnings for the year                           -       -             -           -       50,011              -        50,011
Dividends paid - $1.17 per share                    -       -             -           -            -        (47,608)      (47,608)
                                          ---------------------------------------------------------------------------------------

Balance at December 31, 1995               42,413,842    $424      $353,965      $7,845     $150,148      $(149,398)     $362,984
                                          =======================================================================================

The accompanying notes are an integral part of this statement.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                            Year ended December 31,
                                                                 -------------------------------------------
                                                                     1995           1994            1993
                                                                 -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                    $    50,011     $    27,831     $     2,480
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization                                                      22,456          12,226          12,744
    Provision for loan losses                                          4,037             500               -
    Equity in earnings of Indy Mac                                   (13,801)         (5,624)         (2,523)
    Purchases of mortgage loans held for sale                     (3,779,914)     (5,073,475)     (3,202,845)
    Principal repayments and sale of mortgage loans
     held for sale                                                 3,670,576       5,259,367       2,495,301
    Change in accrued assets and liabilities                           2,913         (10,922)          4,175
                                                                 -----------     -----------     -----------
    Net cash provided by (used in) operating activities              (43,722)        209,903        (690,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collateral for CMOs:
  Purchases of mortgage loans subsequently securitized                     -               -        (248,222)
  Principal payments on collateral                                    28,975         147,429         401,106
  Net change in GICs held by trustees                                    953          17,810          22,923
  Proceeds from sale of collateral for CMOs, net                       9,205               -           2,641
                                                                 -----------     -----------     -----------
                                                                      39,133         165,239         178,448

 Purchases of mortgage loans held for investment                    (406,478)       (909,895)              -
 Principal repayments on mortgage loans held for investment          183,200          12,750               -
 Investment in securitized master servicing fees                     (19,118)       (128,480)              -
 Net decrease (increase) in revolving warehouse lines of credit     (121,606)         22,267         (92,058)
 Net increase in construction loans receivable                      (111,646)         (6,670)              -
 Investment in Indy Mac                                              (15,840)         (6,905)         (9,405)
 Advances to Indy Mac, net of cash repayments                        (67,128)         62,002         (78,466)
 Change in other assets                                               (8,911)         (1,526)           (243)
                                                                 -----------     -----------     -----------
    Net cash used in investing activities                           (528,394)       (791,218)         (1,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                     -               -         239,659
  Principal payments on securities                                   (39,309)       (165,059)       (418,534)
                                                                 -----------     -----------     -----------
                                                                     (39,309)       (165,059)       (178,875)

 Net increase in repurchase agreements and other borrowings          503,642         763,855         748,390
 Net proceeds from issuance of unsecured debt                         59,623               -               -
 Net proceeds from issuance of common stock                           95,827           1,656         137,317
 Cash dividends paid                                                 (47,608)        (23,185)         (9,184)
 Change in other liabilities                                           5,385            (446)          1,816
                                                                 -----------     -----------     -----------
    Net cash provided by financing activities                        577,560         576,821         699,464
                                                                 -----------     -----------     -----------

Net increase (decrease) in cash                                        5,444          (4,494)          7,072
Cash at beginning of period                                            2,605           7,099              27
                                                                 -----------     -----------     -----------
Cash at end of period                                            $     8,049     $     2,605     $     7,099
                                                                 ===========     ===========     ===========
 Supplemental cash flow information:
  Cash paid for interest                                         $   121,288     $    56,885     $    54,925
                                                                 ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of CWM Mortgage Holdings, Inc. ("CWM") are prepared in conformity with generally accepted accounting principles (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The following is a summary of the more significant accounting and reporting policies used in preparing the consolidated financial statements.

1.   Financial Statement Presentation

     The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its qualified REIT subsidiaries. The mortgage loan conduit activities are primarily conducted through Independent National Mortgage Corporation ("Indy Mac") a taxable corporation established in 1993. CWM owns all the preferred stock and has a 99% economic interest in Indy Mac. The directors and senior officers of Indy Mac are also senior officers of CWM. In addition, Indy Mac's operations and technology are dependent upon and closely integrated with CWM, and CWM is the sole supplier of mortgage loans purchased by Indy Mac. Accordingly, CWM's investment in Indy Mac is accounted for under a method similar to the equity method because CWM (as opposed to affiliates of CWM) has the ability to exercise significant influence over the financial and operating policies of Indy Mac through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by CWM's share of earnings or losses and decreased by dividends received. References to the "Company" mean the parent company, its consolidated subsidiaries and Indy Mac.

     All significant intercompany balances and transactions with CWM's consolidated subsidiaries have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the periods ended December 31, 1994 and 1993 to conform to the December 31, 1995 presentation.

2.   Mortgage Loans Held for Investment, Net

     CWM purchases certain mortgage loans to be held as long-term investments and transfers mortgage loans held for sale to the "held for investment" designation. Such transfers are recorded at the lower of cost or market on the date of transfer. The resulting market discount is amortized to interest income over the estimated life of the loan using a level-yield method. Premiums paid and discounts obtained on mortgage loans held for investment are recorded as an adjustment to the carrying amount of the loan and amortized to income over the estimated life of the loans using the level-yield method. Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management it is collectible. Loans are evaluated for collectibility and, if appropriate, previously accrued interest is reversed. Mortgage loans held for investment are carried at their outstanding balance net of the allowance for losses.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3.   Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of cost or market, computed by the aggregate method. Premiums paid and discounts obtained on mortgage loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility and, if appropriate, previously accrued interest is reversed. All loans purchased by CWM for which a REMIC transaction or whole loan sale is contemplated are committed for sale to Indy Mac at the same price for which the loans were acquired by CWM. At present, CWM does not sell any loans to entities other than Indy Mac.

4.   Collateral for CMOs

     Collateral for CMOs consists of mortgage loans and mortgage-backed securities and is carried at the outstanding principal balances net of unamortized purchase discounts or premiums. Also included in collateral for CMOs are guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable related to CMO collateral.

5.   Construction Loans Receivable, Net

     Construction loans receivable are carried at the outstanding principal balance net of unamortized purchase discounts or premiums and net of allowance for losses.

6.   Securitized Master Servicing Fees

     In the second quarter of 1994, Indy Mac repaid certain advances received from CWM through the sale of a portion of the securitized master servicing fees to CWM at its then carrying value which approximated market value. In addition, CWM from time to time invests in securitized master servicing fees related to the REMIC securities issued by Indy Mac.

     Interest income on the securitized master servicing fees is recognized at an effective yield based upon current estimates of prepayment rates. Cash received in excess of the effective yield is applied to amortize the asset. CWM evaluates the recoverability of the securitized master servicing fees by computing the present value of the asset given current estimates for prepayment rates using a risk free rate of return. An impairment write-down to fair value is recorded for those securities whose amortized cost exceeds the present value at the risk-free rate. The securitized master servicing fees values are sensitive to variations in estimates of prepayment rates and changes in the risk-free rate. CWM estimates future prepayment rates based upon current interest rate levels, economic conditions and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. The estimates of prepayment rates may change in the near term due to changes in interest rates and market conditions. CWM holds securitized master servicing fees for investment.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7.   Revolving Warehouse Lines of Credit, Net

     Revolving warehouse lines of credit are carried at their outstanding principal balance net of allowance for losses.

8.   Allowance for Loan Losses

     CWM maintains an allowance for possible credit losses on mortgage loans held for investment, construction loans and warehouse lines of credit. Additions to the reserve are based on an assessment of certain factors, including but not limited to estimated future losses on the loans, general economic conditions and trends in portfolio volume, composition, maturity and delinquency. Additionally, since the Company's various loan portfolios are relatively immature, the Company looks at historical statistics of loan portfolios with similar characteristics at other financial institutions. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a reduction to the allowance. Subsequent recoveries of items previously charged off are credited back to the allowance.

9.   Collateralized Mortgage Obligations (CMOs) and Deferred Issuance Costs

     Collateralized mortgage obligations are carried at their outstanding principal balances net of unamortized original issue discounts. Also included in CMOs is accrued interest payable on such obligations. Issuance costs have been deferred and are amortized to expense over the estimated life of the CMOs using the straight-line method with effect given to principal reductions. Such method does not result in any material difference compared to the figures that would be realized by utilizing the effective interest method. Unamortized deferred issuance costs are included in other assets in the Company's consolidated balance sheets.

     Premiums paid and discounts obtained on collateral for CMOs are amortized to interest income over the estimated life of the mortgage loans using the interest method with effect given to principal reductions.

10.  Interest Rate Swap Agreements

     CWM utilizes interest rate swap agreements to help mitigate the interest rate risk inherent in its portfolio of mortgage loans held for investment. The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in accounts payable and accrued liabilities.

11.  Income Taxes

     CWM intends to operate so as to continue to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of CWM's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. Among other things, a REIT must distribute at least 95% of its taxable income to its shareholders, the distribution of which may extend until timely filing of its tax return for its subsequent taxable year.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

12.  Earnings Per Share

     Earnings per share are computed on the basis of the weighted average number of common shares outstanding which were 39,902,680, 32,183,850 and 18,578,307 for 1995, 1994 and 1993, respectively. The effect on earnings per share resulting from dilution upon exercise of stock options is not material in any year and is therefore not presented. Of the total dividends per share paid in 1995 and 1993, approximately $0.20 per share and $0.45 per share, respectively, represented a return of capital. There was no return of capital included in dividends paid per share in 1994.

13.  Stock Based Compensation

     CWM grants stock options for a fixed number of shares to officers and employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which recommends changes to the recognition of expense in connection with the grant of stock options effective for fiscal years beginning after December 15, 1995. The standard encourages, but does not require, companies to recognize compensation expense (equal to the fair value of the options at the grant dates) ratably over the vesting periods. Additionally, the standard sets forth new minimum disclosure requirements to reflect the proforma adjusted net income calculated by applying the fair value requirement. CWM intends to continue the recognition of expense under APBO No. 25 and to adopt the additional disclosure requirements set forth in SFAS No. 123; therefore, the adoption of SFAS No. 123 in 1996 will not affect the results of operations of CWM.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE B - MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment consist of various types of fixed- and adjustable-rate nonconforming mortgage loans secured primarily by first liens on single family residential properties as follows.


                                                             December 31,
                                       ----------------------------------------------------------
(dollar amounts in thousands)                  1995                           1994
                                       ----------------------------------------------------------
                                        Principal     Weighted        Principal       Weighted
Product Type                              Amount    Average Coupon      Amount     Average Coupon
- -------------------------------------------------------------------------------------------------
Adjustable-rate mortgages:

    Monthly LIBOR                     $  238,639        8.68%          $233,066        6.68%
    Monthly COFI                         138,465        8.23            124,131        6.40
    6-Month LIBOR                        298,848        9.18            240,078        7.47
    1-Year CMT                           212,476        8.76             82,170        7.66
    3/1 CMT                              118,822        8.85             45,235        8.64
    5/1 CMT                               71,994        8.88                  -           -
    10/1 CMT                             163,341        7.28            168,875        7.20
Other adjustable-rate mortgages           15,213        8.25             11,773        7.43
                                       ----------------------------------------------------------
Fixed-rate mortgages                     171,791       10.41                 -            -
                                       ----------------------------------------------------------
                                       1,429,589        8.82%           905,328        7.15%
Unamortized net discount                  (2.087)          -             (5,656)          -
Allowance for loan losses                 (2,919)          -                  -           -
                                      -----------------------------------------------------------
    Total                             $1,424,583                       $899,672
                                      ===========================================================

In reference to the above chart, "LIBOR" refers to London Interbank Offered Rate index, CMT refers to the Constant Maturity Treasury index, and COFI refers to the Cost Of Funds Index.

Included in mortgage loans held for investment at December 31, 1995 are $18.1 million of mortgage loans on which the Company was not currently accruing interest income due to the delinquent status of such loans. If interest on such loans had been accrued, interest income would have increased $931,000 for the year ended December 31, 1995. There were no loans on non-accrual status as of December 31, 1994.

NOTE C - MORTGAGE LOANS HELD FOR SALE

Substantially all of the mortgage loans purchased by CWM are fixed-rate and adjustable-rate nonconforming mortgage loans secured by first liens on single family residential properties. Approximately 37 percent of the principal amount of mortgage loans held for sale at December 31, 1995 was collateralized by properties located in California. In 1995, CWM purchased mortgage loans held for sale with an aggregate principal balance of $3.8 billion and sold mortgage loans with an aggregate principal balance of $3.6 billion to Indy Mac.

Included in mortgage loans held for sale were $30.2 million held for sale to Independent National Finance Corporation ("INFC"), a division of Indy Mac which purchases loans to borrowers with adverse credit histories.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE D - ALLOWANCE FOR CREDIT LOSSES

Transactions in the allowance for credit losses were as follows:

(Dollars amounts in thousands)                  1995     1994
                                             -------    -----
Balance at January 1                          $  500    $   -
Provision for the year                         4,037      500
Chargeoffs                                      (249)       -
Recoveries                                        43        -
                                              ------    -----
Balance at December 31                        $4,331    $ 500
                                              ======    =====

The allowance for credit losses at December 31, 1995 is comprised of the following: (1) $2.9 million for mortgage loans held for investment, (2) $647,000 for warehouse lines of credit and (3) $766,000 for construction loans receivable.

NOTE E  -  COLLATERAL FOR CMOs

Collateral for CMOs consists of fixed-rate mortgage loans, secured by first liens on single-family residential real estate, and mortgage-backed securities.

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

Collateral for CMOs is summarized as follows:


(Dollar amounts in thousands)
                                                          December 31,
                                                  ------------------------
                                                      1995            1994
                                                  --------        --------
Mortgage loans                                    $ 88,457        $105,635
Mortgage-backed securities                          89,014         118,947
GICs held by trustees                                2,907           3,860
Accrued interest receivable                          1,949           2,554

                                                   182,327         230,996
Unamortized premiums, net                            1,784           2,694
                                                  --------        --------
Collateral for CMOs                               $184,111        $233,690
                                                  ========        ========

The mortgage loans and mortgage-backed securities, together with GICs, which are all held by trustees, collateralized 12 series of CMOs at December 31, 1995. A time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date CWM actually receives the cash related to the prepayment. During this interim period, CWM does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid, yet CWM is obligated to continue to pay interest during such period to the applicable investor.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



NOTE E  -  COLLATERAL FOR CMOS - CONTINUED

The weighted average coupon on collateral for CMOs, net of the related servicing fees, was 8.50% and 8.85% at December 31, 1995 and 1994, respectively.

During 1995, CWM redeemed one series of CMOs (the "Series"), in accordance with the terms of the indentures governing the Series. The mortgage-backed securities that collateralized the Series were sold and CWM recogized a loss of aproximately $46,000.

NOTE F - SECURITIZED MASTER SERVICING FEES

The changes in CWM's securtized master servicing fees for the years ended December 31, 1995 and 1994, respectively, are as follows.

(Dollar amounts in thousands)

                                      1995             1994
                                    --------         --------
Balance at January 1                $120,954        $       -
Additions                             19,118            6,167
Purchases from Indy Mac                    -          122,313
Amortization
  Scheduled                          (17,099)          (7,115)
  Unscheduled                         (2,692)            (411)
                                    --------         --------
Balance at December 31              $120,281         $120,954
                                    ========         ========


The estimated fair value of the securitized master servicing fees was $123.1 million at December 31, 1995. The estimated fair value includes gross gains of $10.2 million and gross losses of $7.8 million. Contractual maturities of the securitized master servicing fees asset exceeded 10 years as of December 31, 1995.

NOTE G - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES

Repurchase agreements and other credit facilities consisted of the following at December 31, 1995 and 1994.

                                           December 31,
                                       ----------------------
(Dollar amounts in thousands)            1995         1994
                                      ----------   ----------
Repurchase agreements                 $1,871,057   $1,534,189
Revolving credit facility                166,777            -
                                      ----------   ----------
                                      $2,037,834   $1,534,189
                                      ==========   ==========

REPURCHASE AGREEMENTS

The Company uses proceeds from the sale of REMIC securities and CMOs, repurchase agreements, and proceeds from the issuance of senior unsecured notes and common stock to meet its working capital needs.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



NOTE G - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES - CONTINUED

CWM has established a committed and renewable repurchase facility with a leading investment bank through April 1997 in an aggregate amount up to $500 million for its mortgage conduit, warehouse lending and consumer construction lending operations. CWM has also obtained credit approval from the same lender to enter into additional repurchase agreements associated with the mortgage conduit operations, under which individual transactions and their terms will be subject to agreement by the parties based upon market conditions at the time of each transaction. In October 1994, CWM signed a two-year master repurchase agreement with the same lender in an aggregate amount of $225 million, to provide financing for securitized master servicing fees and certain mortgage-related securities which have been retained or purchased by CWM or Indy Mac. As of December 31, 1995, CWM had $61.8 million outstanding under this facility.

In May and December 1994, CWM entered into two additional two-year committed and renewable repurchase facilities, with different investment banks, in an aggregate amount of $300 million and $500 million, respectively, for the Company's mortgage conduit and warehouse lending operations and consumer construction lending. These lines have maturity dates in May and December, 1996.

As of December 31, 1995, an aggregate amount of $1.8 billion was outstanding under these whole loan and warehouse lending repurchase facilities. Such borrowings had average maturities ranging from overnight to 17 months as of December 31, 1995. Indy Mac may borrow under each of CWM's agreements as a co-borrower. As of December 31, 1995, Indy Mac had $428.2 million outstanding in borrowings under repurchase agreements.

The repurchase agreements bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). As of December 31, 1995 and 1994, the borrowing rate on these repurchase agreements was 6.57% and 6.42%, respectively. None of the lenders are affiliated with the Company. At December 31, 1995, the Company was in compliance with all material representations, warranties and covenants under its repurchase agreements.

REVOLVING CREDIT FACILITY

In 1995, CWM entered into a two-year committed secured revolving credit facility with eight commercial banks allowing CWM and Indy Mac to borrow an aggregate maximum amount of $300 million. The credit facility provides for the financing of the Company's mortgage loans held for sale, mortgage loans held for investment, master servicing fees receivable, builder and consumer construction loans and warehouse lines of credit, subject to certain limitations. The interest rate is based upon a margin over selected indices, including the weekly average federal funds rate and the LIBOR for U.S. dollar deposits. The weighted average borrowing rate on borrowings under this facility at December 31, 1995 was 6.42%.

NOTE H - COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized mortgage obligations are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collectively also held investments in GICs amounting to $2.9 million and $3.9 million on the CMO Portfolio as of December 31, 1995 and 1994, respectively, as additional collateral which is legally restricted to use in servicing the CMOs. The trustees collect principal and interest payments on the underlying collateral, reinvests such amounts in the GICs and makes corresponding principal and interest payments on the CMOs to the bondholders.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE H - COLLATERALIZED MORTGAGE OBLIGATIONS - CONTINUED

In general, each CMO series consists of various classes which are retired in order of maturity, with the shortest maturity class receiving all principal payments until it is paid in full. After the first class is fully retired, the second class will receive principal until retired, and so forth. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series may occur earlier than its stated maturity.

Interest is payable monthly or quarterly, in accordance with the respective indenture, for all classes other than deferred interest classes. Interest on deferred interest classes is accrued and added to the principal balance and will not be paid until all other classes in the series have been paid in full. The weighted average coupon on CMOs was 8.10% at December 31, 1995.

CWM's investment in CMO residuals amounted to $20 million and $33 million at December 31, 1995 and 1994, respectively.

CMOs are summarized as follows:

 (Dollar amounts in thousands)
                                                        December 31,
                                                -----------------------------
                                                   1995              1994
                                                -----------      ------------
Collateralized mortgage obligations                $167,831          $206,274
Accrued interest payable                              1,394             1,827
                                                -----------      ------------
                                                    169,225           208,101
Unamortized discounts, net                           (4,465)           (5,842)
                                                -----------      ------------

Collateralized mortgage obligations, net           $164,760          $202,259
                                                ===========      ============

Range of weighted average interest
 rates, by series                               6.84%-11.00%     6.76%-11.00%
Range of stated maturities                      1998 - 2023      1998 - 2023
Number of series                                    12                17

NOTE I - SENIOR UNSECURED NOTES

In October 1995, the Company completed the private placement of senior unsecured notes in the aggregate amount of $60.5 million with certain institutional lenders. The notes bear interest at rates ranging from 8.86% to 8.91%, and mature October 15, 2002. The notes require principal repayment in three equal installments of $20.17 million on October 15 in each of 2000, 2001 and 2002. The notes are carried net of issuance costs totaling $851,000 which are amortized to interest expense over the life of the notes using the interest method. The effective interest rate on the notes, including costs of issuance, is 9.22%.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE J - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the various classes of financial instruments held by CWM as of December 31, 1995 and 1994. The estimated fair value amounts have been determined by CWM using available market information and valuation methodologies which the Company believes are appropriate under the circumstances. These estimates are subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts CWM could realize in a current market exchange.

                                               December 31, 1995           December 31, 1994
                                            ------------------------    -----------------------
(Dollar amounts in thousands)               Carrying      Estimated      Carrying    Estimated
                                             amount       fair value      amount     fair value
                                            ------------------------    -----------------------
Assets:
    Mortgage loans held for investment      $1,424,583    $1,439,560    $  899,672   $  892,819
    Mortgage loans held for sale               409,584       409,584       608,240      608,240
    Collateral for CMO's                       184,111       185,198       233,690      224,216
    Construction loans receivable              129,323       129,323         6,370        6,370
    Securitized master servicing fees          120,281       123,090       120,954      122,367
    Revolving warehouse lines of credit        190,705       190,705        69,591       69,591
Liabilities:
    Repurchase agreements                    2,037,834     2,039,458     1,534,189    1,534,189
    Collateralized mortgage obligations        164,760       174,467       202,259      198,517
    Senior unsecured notes                      59,649        62,874             -            -
Off Balance Sheet gains (losses):
    Interest rate swap                               -        (2,066)            -            -
    Short-term commitments to extend
     credit                                          -             -             -            -
    Short-term commitments to purchase               -             -             -            -
     loans

The fair value estimates as of December 31, 1995 and 1994 are based on pertinent information available to management as of those dates. The estimates have not been comprehensively reevaluated or updated since those dates for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by CWM in estimating fair values.

Mortgage Loans Held for Investment   Fair value is estimated using either offer
prices by the Company for similar types of loans or quoted market prices from dealers and brokers for similar types of loans.

Mortgage Loans Held for Sale   The fair value of mortgage loans held for sale
is equivalent to the carrying value. All loans purchased by CWM, for which a REMIC transaction or whole loan sale is contemplated are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. CWM does not sell any loans to entities other than Indy Mac.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE J - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Collateral for CMOs   Fair value is estimated using either offer prices by the
Company for similar types of loans or quoted market prices from dealers and brokers for loans and for securities backed by similar types of loans. Collateral for CMOs cannot be sold until the related obligations mature or are otherwise paid or redeemed. As a consequence, the aggregate market values indicated above may not be realizable. As a REIT, CWM's ability to sell these assets for a gain also is subject to restrictions under the Internal Revenue Code and any such sale may result in substantial additional tax liability.

Construction Loans Receivable, Revolving Warehouse Lines of Credit, and Advances to Indy Mac Fair values approximate the carrying amounts of each of the aforementioned assets and liabilities due to their respective short-term nature or short-term repricing characteristics.

Securitized Master Servicing Fees   Fair value is estimated by discounting
estimated future cash flows from securitized master servicing fees using discount rates that approximate current discount rates used for similar investments such as excess servicing and using current expected future prepayment rates.

Repurchase Agreements and Other Credit Facilities Fair values approximate the carrying amounts for repurchase agreements and other credit facilities with remaining maturity of one year or less. Fair value for repurchase agreements with longer maturities is estimated using discounted for cash flow analysis based on current market rates.

Collateralized Mortgage Obligations   Fair value is estimated using discounted
cash flow analysis based on current interest rates and prepayment expectations.

Senior Unsecured Notes    Fair values are estimated by discounting future cash
flows using rates currently available to the Company for debt with similar terms and remaining maturity.

Short-term Commitments to Extend Credit   There are no commitment fees
associated with CWM's lines of credit extended under the warehouse lending program. Accordingly, these commitments do not have an estimated fair value.

Commitments to Purchase Mortgage Loans There is no fair value of commitments to purchase mortgage loans as all loans committed for purchase by CWM are committed for sale to Indy Mac at CWM's purchase price.

Interest Rate Swaps Fair value is estimated using discounted cash flow analysis based on current market yields for similar instruments and remaining maturity.

NOTE K - COMMITMENTS AND CONTINGENCIES - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business CWM is a party to financial instruments with off-balance-sheet risk. These financial instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit which involve elements of credit risk.

Additionally, CWM is exposed to credit loss in the event of nonperformance by counterparties to the various agreements associated with loan purchases. However, CWM does not anticipate nonperformance by such borrowers or counterparties. Unless noted otherwise, CWM does not require collateral or other security to support such commitments. The following various types of commitments were outstanding at year-end:

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE K - COMMITMENTS AND CONTINGENCIES - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - CONTINUED

Commitments to Purchase and Sell Loans. As of December 31, 1995 and 1994, CWM had entered into commitments to purchase mortgage loans totaling $436.2 million and $702.3 million, respectively, subject to origination or acquisition of such loans by various approved mortgage originators. In addition, as of December 31, 1995 and 1994, CWM had committed to sell $816 million and $1.3 billion, respectively, of mortgage loans to Indy Mac. After purchase and sale of the mortgage loans, CWM's exposure to credit loss in the event of nonperformance by the mortgagor is limited.

Revolving Warehouse Lines of Credit Commitments CWM's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators to finance mortgage loans from the closing of the loans until sold to permanent investors. At December 31, 1995 and 1994, CWM had extended lines of credit under this program in the aggregate amount of $342.9 million and $396.8 million, respectively, of which $191.4 million and $69.6 million, respectively was outstanding.

Construction Lending Credit Commitments. CWM's construction lending program consists of a Builder Division which provides tract construction, builder custom home loans, and model home loan financing, and a Consumer Division which provides construction-to-permanent financing as well as financing for home improvement and lot loans to individuals. At December 31, 1995 and 1994 CWM had undisbursed construction loan commitments totaling $172 million and $13.9 million, respectively.

NOTE L - STOCK OPTION PLANS

The Company has two stock option plans (the "Plans") that provide for the granting of both non-qualified and incentive stock options to officers, employees and directors. Options are granted at the average market price of the Company's common stock on the date of grant and are exercisable beginning one year from the date of grant and expire five years from date of grant.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE L -  STOCK OPTION PLANS - CONTINUED

As of December 31, 1995, options to purchase 261,125 shares were exercisable and 806,660 shares were reserved for future grants under both plans. Stock option transactions for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                           ----------------------------------------------
Year ended December 31,                         1995             1994            1993
                                           ----------------------------------------------
Shares subject to:
  Options outstanding at beginning of            612,125          552,875         558,000
   year
      Options granted                            521,440          324,000         206,000
      Options exercised                         (331,000)        (259,750)       (156,125)
      Options canceled                              (600)          (5,000)        (55,000)
                                           ----------------------------------------------
  Options outstanding at end of year             801,965          612,125         552,875
                                           ==============================================
Exercise price:
Per share for options outstanding at
 end of year                               $5.81-$14.375    $4.25-$10.375    $4.25-$8.375
Average per share for options exercised         $6.54            $5.13           $5.26

Eleven members of CWM's Board of Directors and officers exercised options totaling 331,000 shares during 1995. The exercise of these options was financed through both private sources and a loan program offered by CWM to its Officers and Directors. At December 31, 1995 and 1994, the total principal balances of notes receivable relating to the 1995 and prior option exercises by directors and officers were $2.6 million and $2.2 million, respectively; the notes are secured by the common stock issued, have maturities of up to five years and bear interest rates required by IRS regulations, which ranged from 4.17% to 7.70% at December 31, 1995.

NOTE M - RELATED PARTY TRANSACTIONS

Indy Mac has an open borrowing account with CWM whereby funds are advanced to Indy Mac primarily to finance assets in which Indy Mac invests. Such advances bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). Interest charged on advances by CWM to Indy Mac was at a rate of 9.0% at December 31, 1995 and 9.3% at December 31, 1994.

CWM has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise the Company on various facets of its business and manage its operations, subject to review and supervision by CWM's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for the Company as the Manager deems necessary.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE M - RELATED PARTY TRANSACTIONS - CONTINUED

For performing these services, the Manager receives a base management fee of 0.125% per annum of average-invested mortgage-related assets not pledged to secure CMOs, and excluding mortgage loans held for sale. The Manager also receives a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit. In addition, the Manager receives incentive compensation equal to 25% of the amount by which CWM's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived all management fees for 1993 and 25% of incentive compensation earned in 1994. Such waived amounts are reflected as an expense and a corresponding capital contribution in the accompanying financial statements. The Manager earned management fees totaling $5.5 million, $1.2 million and $400,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Management Agreement is renewable annually and is terminable upon sixty days prior notice.

The Manager incurs many of the operating expenses of the Company, including personnel and related expenses, subject to reimbursement by the Company. The Company's conduit operations are primarily conducted by Indy Mac and all other operations are conducted in CWM.

Accordingly, Indy Mac incurrs the majority of the conduit's costs and CWM incurrs the other operations' costs.

During 1995, 1994 and 1993, the amount of expenses incurred by CHL which were allocated to the Manager and reimbursed by the Company totaled $1.9 million, $1.1 million and $192,000, respectively. These costs included data processing, occupancy and human resource charges of $729,000, $1,018,000, and $100,000, respectively, for 1995, data processing, occupancy, and human resources charges of $509,000, $559,000 and $50,000, respectively, for 1994 and data processing and occupancy charges of $100,000 and $92,000, respectively for 1993. Data processing charges are allocated on the basis of actual costs relative to the number of employees serviced. Occupancy charges are allocated on the basis of square footage occupied by the Company. The majority of these expenses have been allocated to Indy Mac as they relate primarily to the Company's conduit operations.

During 1995 and 1994, CWM purchased approximately $74.6 million and $25.7 million, respectively, in nonconforming mortgage loans from CHL.

In 1987 and 1993, CWM entered into servicing agreements appointing CHL as servicer of pools of mortgage loans collateralizing five series of CMOs with outstanding balances of approximately $88.5 million at December 31, 1995. CHL is entitled to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CHL under such agreements were approximately $250,000, $282,000, and $500,000 in 1995, 1994 and 1993, respectively.

The Manager and CHL are wholly-owned subsidiaries of Countrywide Credit Industries, Inc. ("CCI"), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (symbol: CCR). CCI owned 1,100,000 shares or 2.6% of CWM's common stock at December 31, 1995. The Manager owned 20,000 shares of CWM's common stock. CHL owns all of the common stock and has a 1% economic interest in Indy Mac.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE N  SUBSEQUENT EVENTS

On January 18, 1996, the Board of Directors declared a $0.35 cash dividend per share to be paid on March 1, 1996 to shareholders of record on January 29, 1996.

In January, 1996 CWM completed a $500 million committed repurchase faciliity with an investment bank for the purpose of financing mortgage loans, securitized master servicing fees and certain mortgage-related securities which have been purchased or retained by CWM or Indy Mac.

NOTE O - QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

                                                           Three Months Ended
      Dollar amounts in thousands          -------------------------------------------------
      except per share data:                 March 31   June 30   September 30   December 31
                                           -------------------------------------------------
      Year ended December 31, 1995
        Net revenues                          $11,840   $14,472        $16,452       $16,982
        Net earnings                           10,229    11,963         13,491        14,328
        Earnings per share (1)                   0.28      0.30           0.33          0.35
        Dividends paid per share                 0.27      0.27           0.30          0.33


      Year ended December 31, 1994
        Net revenues                          $ 5,730   $ 6,368        $ 9,211       $10,119
        Net earnings                            5,053     5,711          8,297         8,770
        Earnings per share (1)                   0.16      0.18           0.26          0.27
        Dividends paid per share                 0.12      0.16           0.18          0.26

(1) Earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share may not equal the total for the year.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                        (Dollar amounts in thousands)

                               December 31, 1995

           Column A              Column B     Column C         Column D         Column E              Column F
- -----------------------------   ---------   ------------    -------------   ------------------   ---------------------
                                                             Principal
                                                               Amount
                                             (1)(2)(3)        of Loans
                                            (4)(5)(7)(9)      Subject to       Amount of
Range of             Number                   Carrying        Delinquent        Mortgage
Carrying Amounts       of        Prior        Amount of     Principal or         Being                Range of
of Mortgages        Loans (1)   Liens (1)     Mortgages     Interest (1)     (Foreclosed (1)(8)   Interest Rates (1)(6)
- ----------------------------------------------------------------------------------------------------------------------
$0-$50               1,186         $0         $39,151              $919              $0              6.000-13.000
50-100               3,770          0         276,077             9,347             917              6.000-13.000
101-150              2,934          0         364,629            13,758           1,734              6.000-13.125
151-200              1,500          0         263,643            15,064           2,170              6.125-12.250
201 - 250            1,174          0         291,445            10,237           2,547              6.000-12.375
251 - 300              745          0         223,341             9,403             810              6.375-11.500
301 - 350              395          0         139,265             6,856             999              5.875-11.250
351 - 400              235          0          94,441             5,642             729              5.875-10.875
401 - 450              142          0          66,643             2,121             882              4.000-10.250
451 - 500              113          0          57,744             3,313           1,453              5.875-12.250
501 - 550               49          0          25,662             1,562               0              6.000-11.250
551 - 600               51          0          30,454             3,469               0              6.500-10.500
601 - 650               50          0          34,141             1,273             601              6.000-11.250
651 - 700               22          0          14,906               650             700              6.650-11.000
701 - 750               18          0          13,167             1,448               0              7.100-10.500
751 - 800               12          0           9,184             1,504               0              7.875-9.125
801 - 850                9          0           7,343               819               0              6.850-10.750
851 - 900                8          0           7,862             1,735               0              7.450-10.750
901 - 950                5          0           4,587                 0               0              8.312-11.125
951 - 1,000             12          0          11,787             1,000               0              6.950-10.500
over 1,000              30          0          46,003             7,756           4,647              6.375-11.125
                    ------        ---      ----------           -------         -------
                    12,460          0      $2,021,475           $97,876         $18,189
                    ======        ===                           =======         =======

Premium                                        (2,053)
                                           ----------
                                           $2,019,422
                                           ==========

- ------------------------
(1)  The above amounts are for the Company including both CWM and INMC.
(2) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(3) Total mortgage loans comprised of $504,019 of mortgage loans held for sale, $1,428,999 of mortgage loans held for investment and $88,457 of whole loans pledged as collateral for CMOs.
(4) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1995 is as follows:
     California 55% with no other state comprising more than 8%.
(5)  The aggregate cost for federal income tax purposes is $2,025,458.
(6) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(7) $74.6 million of mortgage loans purchased during 1994 were acquired from CFC, an affiliate of the Company's Manager.
(8) Of the total amount of mortgages being foreclosed, $6.2 million is related to mortgage loans held for investment and $11.9 million is related to collateral for CMOs.

                                         The Company (CWM and INMC)              CWM Alone
                                         -------------------------   ---------------------------
(9)  Balance at beginning of period                   $1,829,204                      $1,620,085
       Additions during period:
         New mortgage loans                            4,202,940                       4,299,724
                                                      ----------                      ----------
                                                       6,032,144                       5,919,809
       Deductions during period:
        Sales of mortgage loans          3,712,077                    3,800,385
        Collections of principal           298,592     4,010,669        226,679        4,027,064
                                         ---------    ----------      ---------       ----------

     Balance at close of period                       $2,021,475                      $1,892,745
                                                      ==========                      ==========

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
CWM Mortgage Holdings, Inc.

We have audited the accompanying balance sheets of Independent National Mortgage Corporation as of December 31, 1995 and 1994, and the related statements of earnings, shareholders' equity, and cash flows for the years ended December 31, 1995, and 1994 and the period from April 20, 1993 (inception) to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent National Mortgage Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 and the period from April 20, 1993 (inception) to December 31, 1993, in conformity with generally accepted accounting principles.


Grant Thornton LLP
Los Angeles, California
February 19, 1996

INDEPENDENT NATIONAL MORTGAGE CORPORATION
BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                          1995               1994
                                                                                       ---------          ---------
ASSETS

Mortgage loans held for sale, net                                                       $ 92,088          $180,602
Mortgage securities available for sale                                                   350,752           138,472
Securitized master servicing fees                                                        116,851                 -
Master servicing fees receivable                                                          36,570            29,444
Other assets                                                                              22,953            16,045
                                                                                        --------          --------
          Total assets                                                                  $619,214          $364,563
                                                                                        ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                                       $441,305          $304,080
Due to CWM                                                                                83,592            16,464
Accounts payable and accrued liabilities                                                  31,746            20,212
                                                                                        --------          --------
          Total liabilities                                                              556,643           340,756

Commitments and contingencies                                                                  -                 -

Shareholders' equity

     Series A preferred stock - authorized, 10,000 shares of
       $.05 par value; issued and outstanding, 9,900 shares                                    -                 -
     Common stock - authorized, 10,000 shares of $.01 par
       value; issued and outstanding, 100 shares                                               -                 -
     Capital in excess of par value                                                       32,476            16,476
     Net unrealized gain (loss) on available-for-sale mortgage securities                  7,925              (899)
     Retained earnings                                                                    22,170             8,230
                                                                                        --------          --------
          Total shareholders' equity                                                      62,571            23,807
                                                                                        --------          --------
     Total liabilities and shareholders' equity                                         $619,214          $364,563
                                                                                        ========          ========

The accompanying notes are an integral part of these statements.

INDEPENDENT NATIONAL MORTGAGE CORPORATION
STATEMENTS OF EARNINGS
(Dollar amounts in thousands)

                                                                                                   Period from
                                                              Year ended December 31,       April 20, 1993 (Inception)
                                                                 1995           1994           to December 31, 1993
                                                              --------        -------       --------------------------
REVENUES

  Interest income
    Mortgage loans held for sale                                $36,862        $25,179                $ 7,985
    Mortgage securities available for sale                       19,862          4,781                      -
    Securitized master servicing fees, net                        3,623             91                      -
    Master servicing fees receivable, net                         5,565          1,004                 (4,518)
                                                                -------        -------                -------
      Total interest income                                      65,912         31,055                  3,467

  Interest expense
    Repurchase agreements and other credit facilities            41,345         20,398                  3,988
    Advances from CWM                                             6,502          4,279                    914
                                                                -------        -------                -------
      Total interest expense                                     47,847         24,677                  4,902

        Net interest income (expense)                            18,065          6,378                 (1,435)

  Provision for loan losses                                       2,168              -                      -

        Net interest income after provision for loan losses      15,897          6,378                 (1,435)

  Gain on sale of mortgage loans and issuance of securities      22,722          9,475                  8,388
  Gain on sale of mortgage securities available for sale          8,220            205                      -
  Gain on sale of servicing                                          36          7,251                      -
                                                                -------        -------                -------
        Net revenues                                             46,875         23,309                  6,953

EXPENSES

  Salaries and related expenses                                  12,979          7,916                  1,723
  General and administrative expenses                             7,750          5,554                    892
  Management fees to affiliate                                    1,769            334                      -
                                                                -------        -------                -------
      Total expenses                                             22,498         13,804                  2,615
                                                                -------        -------                -------

      Earnings before income tax provision                       24,377          9,505                  4,338

  Income tax provision                                           10,437          3,824                  1,789
                                                                -------        -------                -------

NET EARNINGS                                                    $13,940        $ 5,681                $ 2,549
                                                                =======        =======                =======

The accompanying notes are an integral part of these statements.

INDEPENDENT NATIONAL MORTGAGE CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except share data)

Period from April 20, 1993 (Inception) to December 31, 1995

                                                                                            Unrealized
                                                                                            gain (loss)
                                                                                           on available-
                                                                              Capital in     for-sale
                                       Number of     Common     Preferred     excess of      mortgage     Retained
                                        shares       stock       stock        par value     securities    earnings      Total
                                      ------------------------------------------------------------------------------------------
Issuance of preferred stock
 - April 20, 1993                         9,900        $ -         $ -         $ 2,475        $      -      $     -    $  2,475

Issuance of common stock
 - April 20, 1993                           100          -           -              25               -            -          25

Additional capital contribution               -          -           -           7,000               -            -       7,000

Net earnings for the period                   -          -           -               -               -        2,549       2,549
                                      ------------------------------------------------------------------------------------------

Balance at December 31, 1993             10,000          -           -           9,500               -        2,549      12,049

Additional capital contribution               -          -           -           6,976               -            -       6,976

Unrealized loss on available-for-sale
 mortgage securities                          -          -           -               -            (899)           -       (899)

Net earnings for the year                     -          -           -               -               -        5,681      5,681
                                      ------------------------------------------------------------------------------------------

Balance at December 31, 1994             10,000          -           -          16,476            (899)       8,230     23,807

Additional capital contribution               -          -           -          16,000               -            -     16,000

Unrealized gain on available-for-sale
 mortgage securities                          -          -           -               -           8,824            -      8,824

Net earnings for the year                     -          -           -               -               -       13,940     13,940
                                      ------------------------------------------------------------------------------------------

Balance at December 31, 1995             10,000        $ -         $ -         $32,476          $7,925      $22,170    $62,571
                                      ==========================================================================================

INDEPENDENT NATIONAL MORTGAGE CORPORATION
STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)



                                                                              December 31,                  Period from
                                                                     -----------------------------   April 20, 1993 (Inception)
                                                                         1995           1994            to December 31, 1993
                                                                     -------------  --------------   --------------------------
Cash flows from operating activities:
 Net earnings                                                         $    13,940       $     5,681       $     2,549
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization and depreciation                                          16,098            10,844             7,387
    Gain on sale of mortgage loans and issuance of securities             (22,814)           (9,475)                -
    Gain on sale of mortgage securities available for sale                 (8,220)             (205)                -
    Gain on the sale of purchased servicing                                   (36)           (7,251)                -
    Provision for loan losses                                               2,168                 -                 -
    Purchases of mortgage loans from CWM                               (3,641,760)       (5,243,278)       (2,391,132)
    Principal repayments and sale of mortgage loans                     3,748,787         5,150,510         2,312,772
    Change in accrued assets and liabilities                              (10,680)            7,460             4,190
                                                                      -----------       -----------       -----------
    Net cash provided by (used in) operating activities                    97,483           (85,714)          (64,234)
                                                                      -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in mortgage securities available for sale                    (373,904)         (178,638)                -
 Investment in securitized master servicing fees                         (124,838)                -                 -
 Investment in master servicing fees receivable                           (13,033)         (113,006)          (52,222)
 Sale of securitized master servicing fees to CWM                               -           122,313                 -
 Principal repayments and sale of mortgage securities                     184,384            39,715                 -
 Purchase of servicing                                                     (7,581)          (30,398)           (5,105)
 Proceeds from sale of servicing                                            6,982            33,921                 -
 Change in other assets                                                    (2,462)           (4,191)           (4,640)
                                                                      -----------       -----------       -----------
    Net cash used in investing activities                                (330,452)         (130,284)          (61,967)
                                                                      -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from CWM, net of cash repayments                                 67,128           (62,002)           78,466
 Net proceeds of repurchase agreements                                    137,225           267,857            36,223
 Proceeds from issuance of common stock                                         -                 -                25
 Proceeds from issuance of preferred stock                                      -                 -             2,475
 Proceeds from additional capital contribution                             16,000             6,976             7,000
 Change in other liabilities                                               12,616             3,167             2,012
                                                                      -----------       -----------       -----------
    Net cash provided by financing activities                             232,969           215,998           126,201
                                                                      -----------       -----------       -----------

Net change in cash                                                              -                 -                 -
Cash at beginning of period                                                     -                 -                 -
                                                                      -----------       -----------       -----------
Cash at end of period                                                 $         -       $         -       $         -
                                                                      ===========       ===========       ===========

 Supplemental cash flow information:
  Cash paid for interest                                              $    40,510       $    19,757       $     3,871
  Cash paid for income taxes                                                1,097                 4                 -


The accompanying notes are an integral part of these statements.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Independent National Mortgage Corporation (Indy
Mac) are prepared in conformity with generally accepted accounting principles
(GAAP). In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The following is a summary of the more significant accounting and reporting policies used in preparing the financial statements.

1.   Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The cost of mortgage loans is adjusted by gains and losses generated from corresponding hedging transactions, principally using forward commitments and futures contracts, entered into to protect the inventory value of the loans from increases in interest rates. Hedge positions are also used to protect the pipeline of commitments to purchase loans from CWM from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

2.   Mortgage Securities

     Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only securities and inverse floaters securities. These securities primarily consist of securities retained upon the issuance of Indy Mac's REMIC securities. Securities are classified at acquisition as available-for-sale when Indy Mac intends to hold the securities for a period of time, but not necessarily to maturity. A decision to sell a security classified as available-for-sale is based on a variety of factors including movements in interest rates and other changes in economic conditions. Mortgage securities available for sale are carried at estimated fair value with unrealized gains and losses excluded from earnings and included in a separate component of shareholders' equity net of related income tax effects. Estimated fair value is determined based on market quotes when available or discounted cash flow techniques using
     assumptions for prepayment rates and market yield requirements.   Such
     assumptions are estimates and may change in the near term as interest rates or economic conditions change.

     Securities are classified as held to maturity when Indy Mac has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premium or discount over the estimated life of the security.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3.   Securitized Master Servicing Fees

     Indy Mac retains securitized master servicing fees associated with the issuance of mortgage securities. In determining the initial carrying amount, Indy Mac considers the effective yield inherent in the fair values of similar investments. Interest income on the securitized master servicing fees is recognized at an effective yield based upon current estimates of prepayment rates. Cash received in excess of the effective yield is applied to amortize the asset. Indy Mac evaluates the recoverability of securitized master servicing fees by computing the present value of the asset using current estimates for prepayment rates and a risk-free rate of return. An impairment write-down to fair value is recorded for those securities whose amortized cost exceeds the present value at the risk-free rate. The securitized master servicing values are sensitive to variations in estimates of prepayment rates and changes in the risk-free rate. Indy Mac estimates future prepayment rates based upon current interest rate levels, economic conditions and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and past prepayment experience. The estimates of prepayment rates may change in the near term due to changes in interest rates and market conditions. Indy Mac intends to hold securitized master servicing fees for investment.

     To protect the value of securitized master servicing fees from the effects of increased prepayment activity, Indy Mac has acquired financial instruments, including derivative contracts, that increase in value when interest rates decline. These financial instruments include call options on U.S. Treasury bonds and interest rate floors. The cost of these financial instruments is amortized to expense over the contractual life of the contracts. Unamortized costs are included in other assets on the balance sheet. Gains are recognized first as an offset to the "Unscheduled Amortization" of securitized master servicing fees (i.e., amortization due to the impairment caused by increased projected prepayment rates). To the extent the master servicing hedge generates gains in excess of the Unscheduled Amortization ("Excess Hedge Gain"), Indy Mac writes down securitized master servicing fees through additional amortization in an amount equal to the Excess Hedge Gain.

4.   Master Servicing Fees Receivable

     Indy Mac retains the master servicing rights associated with sales of mortgage loans and securities. These master servicing rights entitle Indy Mac to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual master servicing fees. The sales price of the loans and the resulting gain or loss on sale are adjusted to provide for the recognition of a normal master servicing fee rate over the estimated servicing lives of the loans. The adjustment results in a receivable that is realized through receipt of excess master servicing fees over time. Master servicing fees receivable are amortized over the lives of the underlying mortgages using the original discount rate and the effective yield method adjusted for the effects of prepayments.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     In determining the appropriate discount rate to compute the initial carrying amount, Indy Mac considers the discount rate inherent in the fair values of similar investments such as excess servicing, historical and expected prepayment assumptions and required spreads against alternative investments.

5.   Purchased Servicing Rights

     Indy Mac from time to time acquires the rights to service, as opposed to master service, mortgage loans that it has previously purchased. Indy Mac capitalizes the cost of bulk purchases of servicing rights. The amount capitalized does not exceed the present value of future net servicing income. Purchased servicing rights are amortized over the lives of the underlying mortgages in proportion to estimated net servicing revenues. As of December 31, 1995 and 1994, Indy Mac's purchased servicing portfolio totaled $439.6 million and $425.0 million, respectively. Capitalized costs associated with acquiring these portfolios totaled $3.6 million and $4.0 million, respectively, and are included in other assets. Gains on the sale of servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer (subject to customer representations and warranties) and there are no significant unresolved contingencies.

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

7.   Income Taxes

     For income tax purposes, Indy Mac files a separate tax return and is not consolidated with CWM or CHL. Taxable earnings of Indy Mac are subject to state and federal income taxes at the applicable statutory rates. Deferred income taxes in the accompanying financial statements are computed using the liability method.

8.   Allowance for Loan Losses

     Indy Mac maintains an allowance for possible credit losses on mortgage loans held for sale. Additions to the reserve are based on an assessment of certain factors, including but not limited to estimated future losses on the loans, general economic conditions and trends in portfolio volume, composition, maturity, and delinquency statistics. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are credited back to the reserve.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE B - MORTGAGE LOANS HELD FOR SALE

Substantially all of the mortgage loans purchased by Indy Mac from CWM are fixed-rate and adjustable-rate nonconforming mortgage loans secured by first liens on single-family residential properties. Approximately 39% of the principal amount of mortgage loans held for sale at December 31, 1995 were collateralized by properties located in California.

In 1995 and 1994, Indy Mac purchased mortgage loans from CWM with an aggregate principal balance of $3.6 billion and $5.2 billion, respectively, and sold mortgage loans in the form of REMIC securities or bulk whole loan sales with an aggregate principal balance of $3.7 billion and $5.1 billion, respectively. During 1995 and 1994, Indy Mac recognized gains on these securitizations totaling $22.7 million and $9.5 million, respectively, net of related expenses, losses and hedging costs.

NOTE C - ALLOWANCE FOR LOAN LOSSES

Transactions in Indy Mac's allowance for loan losses were as follows.


(Dollar amounts in thousands)        1995
- ------------------------------------------
Balance at January 1               $     -
Provision for the year               2,168
Chargeoffs                            (377)
Recoveries                               -
                                    ------
Balance at December 31              $1,791
                                    ======

NOTE D - MORTGAGE SECURITIES

The following is a disclosure of the amortized cost and estimated fair value of mortgage securities as of December 31, 1995 and 1994. Contractual maturities on the mortgage securities range from 10 to 30 years.

(Dollar amounts in thousands)
                                       ESTIMATED     GROSS        GROSS
                           AMORTIZED     FAIR      UNREALIZED   UNREALIZED
CLASSIFICATION               COST        VALUE       GAINS        LOSSES
- ------------------------   ---------   ---------   ----------   ----------
December 31, 1995:

   Available-for-sale       $337,088    $350,752      $17,158       $3,494
                            ==============================================

December 31, 1994:
   Available-for-sale       $106,928    $105,378      $   512       $2,062
   Held-to-maturity           33,094      33,201        1,463        1,356
                            ----------------------------------------------
      Total                 $140,022    $138,579      $ 1,975       $3,418
                            ==============================================

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE D - MORTGAGE SECURITIES - CONTINUED

During the year ended December 31, 1995, Indy Mac sold mortgage securities classified as available-for-sale with a net book value of $213.2 million (based on specific identification) for proceeds of $221.4 million, resulting in gross realized gains of $8.4 million and gross realized losses of $169,000.

During the first quarter of 1995, Indy Mac transferred its entire portfolio of mortgage securities classified as held-to-maturity to available-for-sale. The unrealized gain as of the date of transfer was $1.2 million. The decision to transfer these securities to available-for-sale was based on a reassessment of the purpose of such investments. Indy Mac considers the category of available-for-sale to more properly reflect Indy Mac's intentions with respect to the mortgage securities.

As of December 31, 1995, all of Indy Mac's mortgage securities were pledged as collateral under repurchase agreements.

NOTE E - SECURITIZED MASTER SERVICING FEES

The changes in securitized master servicing fees during 1995 are as follows:

(Dollar amounts in thousands)
- --------------------------------------------
                                      1995
                                    --------
Balance at January 1                $      -
Additions                            124,838
Amortization                          (7,987)
                                    --------
Balance at December 31              $116,851
                                    ========

The estimated fair value of the securitized master servicing fees was $110.7 million at December 31, 1995. The estimated fair value includes gross gains of $4.9 million and gross losses of $11.0 million. Contractual maturities of the securitized master servicing fees asset exceeded 10 years as of December 31, 1995. As of December 31, 1995, Indy Mac had $670.0 million notional amount of call options on U.S. Treasury bonds and $300.0 million notional amount of interest rate floors outstanding to hedge the securitized master servicing fees. During 1995, Indy Mac recognized gains on hedging transactions in the amount of $503,000 included in the amortization of securitized master servicing fees.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993



NOTE F - MASTER SERVICING FEES RECEIVABLE

The changes in master servicing fees receivable during 1995 and 1994 are as follows:

(Dollar amounts in thousands)
- ---------------------------------------------------------
                                      1995         1994
                                     -------    ---------
Balance at January 1                 $29,444    $  45,237
Additions                             13,034      113,006
Amortization
    Scheduled                         (5,073)      (6,486)
    Unscheduled                         (835)           -
Securitization and sale to CWM             -     (122,313)
                                     -------    ---------
Balance at December 31               $36,570    $  29,444
                                     =======    =========

NOTE G - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES

Indy Mac is a co-borrower under the repurchase agreements and other credit facilities, subject to CWM's continuing to remain jointly and severally liable for repayment. The balance outstanding at December 31, 1995 totaled $441 million. These facilities are secured by mortgage loans which are ultimately sold in the form of REMIC securities or whole loans, mortgage-related securities and securitized master servicing. During 1995, borrowings under such agreements had original average maturities of less than five days.

The agreements bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). As of December 31, 1995 and 1994, the borrowing rates on these repurchase agreements were 6.2% and 6.3%, respectively. None of the lenders are affiliated with CWM or Indy Mac.

NOTE H - INCOME TAXES

The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 consist of the following:

(Dollar amounts in thousands)
                                     1995      1994      1993
                                    ---------------------------
 Current expense
     Federal                        $   164    $    -    $    -
     State                              110       932         -
                                    ---------------------------
 Total current expense                  274       932         -
                                    ---------------------------

 Deferred expense
     Federal                          7,515     2,731     1,275
     State                            2,648       161       514
                                    ---------------------------
 Total deferred expense              10,163     2,892     1,789
                                    ---------------------------

 Total income tax expense           $10,437    $3,824    $1,789
                                    ===========================

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE H - INCOME TAXES - CONTINUED

The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1995 and 1994 are presented below:


                                                               1995      1994
                                                            -------------------
Deferred tax asset
  State tax expense                                         $(1,130)   $  (546)
  Allowance for loan losses                                    (814)         -
  Net operating loss carryforward                            (1,879)    (3,031)
  Unrealized losses on available for sale securities              -       (651)
Deferred tax libility
  Master servicing fees receivable                           18,629      8,242
  Unrealized gains on available for sale securities           5,739          -

  Other                                                          38         16
                                                            -------    -------

 Net deferred tax  liability                                $20,583    $ 4,030
                                                            =======    =======

At December 31, 1995, Indy Mac had a net operating loss carryforward for federal income tax purposes of approximately $5.5 million, which begins to expire in the year 2009.

The effective income tax rate differed from the federal statutory rate as follows:


                                                   1995    1994    1993
                                                   --------------------
 Federal statutory income tax rate                 34.0%   34.0%   34.0%
 State income taxes, net of federal tax effect      7.0%    7.6%    7.8%

 Other items, net                                   0.7%   -1.3%   -0.6%
                                                   --------------------

   Effective income tax rate                       41.7%   40.3%   41.2%
                                                   ====================

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE I - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair value of the various classes of financial instruments as of December 31, 1995 and 1994. The estimated fair value amounts have been determined by Indy Mac using available market information and valuation methodologies which the Company believes are appropriate under the circumstances.

                                                                      December 31, 1995        December 31, 1994
                                                                 -------------------------------------------------
                                                                    Carrying   Estimated    Carrying     Estimated
(Dollar amounts in thousands)                                        amount    fair value    amount     fair value
                                                                 ------------------------   ----------------------
Assets:
    Mortgage loans held for sale                                    $ 91,767     $ 91,767   $203,213      $203,213
    Commitments to purchase mortgage loans                               321          321    (19,700)      (19,700)
    Commitments to sell mortgage loans and securities                      -            -     (2,911)       (2,911)
    Total mortgage loans held for sale                                92,088       92,088    180,602       180,602
    Mortgage securities                                              350,752      350,752    138,472       138,580
    Securitized master servicing fees                                116,851      110,744          -             -
    Master servicing fees receivable                                  36,570       38,302     29,444        33,122
Liabilities:
    Repurchase agreements and other borrowings                       441,305      441,305    304,080       304,080
Off Balance Sheet
    Call Options and interest rate floors                              3,137        4,773          -             -

These estimates are subjective in nature and involve matters of significant judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Indy Mac could realize in a current market exchange.

The fair value estimates as of December 31, 1995 and 1994 are based on pertinent information available to management as of those dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by Indy Mac in estimating fair values.

Mortgage Loans Held for Sale   Fair value is estimated using the methodology
described in Note A.1.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE I - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Mortgage Securities   Fair value is estimated using quoted market prices and by
discounting future cash flows using discount rates that approximate current market rates and market consensus prepayment rates.

Securitized Master Servicing Fees and Master Servicing Fees Receivable Fair value is estimated by discounting future cash flows from master servicing fees using discount rates that approximate current discount rates used for similar investments such as excess servicing and using expected future prepayment rates.

Repurchase Agreements and Other Borrowings   Fair values approximate the
carrying amounts because of the short-term to maturity of the liabilities.

Commitments to Purchase Mortgage Loans   Fair value is estimated based upon the
difference between the current value of similar loans and the price at which Indy Mac has committed to purchase the loans.

Commitments to Sell Mortgage Loans   Indy Mac utilizes forward commitments to
sell private-label mortgage-backed securities, FNMA mortgage-backed securities and two-year U.S. Treasury futures contracts to hedge interest rate risk associated with mortgage loans held for sale and commitments to purchase mortgage loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

Call Options and Interest Rate Floors The fair values of Indy Mac's call option contracts and interest rate floors are estimated based upon quoted market prices at year end.

NOTE J - COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance-Sheet Risk Indy Mac is a party to financial instruments with off-balance-sheet risk in the normal course of business through the acquisition and sale of mortgage loans and the management of interest-rate risk. These instruments include short-term commitments to purchase and sell loans and option contracts. The instruments involve, to varying degrees, elements of credit and interest rate risk. Indy Mac is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. However, Indy Mac does not anticipate nonperformance by the counterparties. As discussed below, Indy Mac's exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by the mortgagor is limited due to the non-recourse nature of the loans in the servicing portfolio. Indy Mac's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price. Unless noted otherwise, Indy Mac does not require collateral or other security to support financial instruments with credit risk.

Master Loan Servicing   As of December 31, 1995 and 1994, Indy Mac was master
servicing loans totaling $9.4 billion and $6.8 billion, respectively, associated with its issuance of REMIC securities and whole loan sales.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE J - COMMITMENTS AND CONTINGENCIES- CONTINUED

In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, any losses in excess of the credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by Indy Mac when mortgage loans are securitized or sold, the loans or securities are nonrecourse to Indy Mac. Typically, the Company has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers to Indy Mac.

As of December 31, 1995, approximately 56% of mortgage loans in Indy Mac's master servicing portfolio were secured by properties located in California.
The remainder are geographically dispersed throughout the United States, with no more than 6% of the mortgage loans collateralized by properties in any other single jurisdiction.

Commitments to Purchase Loans   As of December 31, 1995 and 1994, Indy Mac had
entered into commitments to purchase mortgage loans from CWM totaling $816 million and $1.3 billion, respectively, including loans subject to purchase from sellers by CWM. After purchase and sale of the mortgage loans, Indy Mac's exposure to credit loss in the event of nonperformance by the mortgagor is limited as described above.

Commitments to Sell Loans   As of December 31, 1995, Indy Mac had no open
commitments to sell mortgage loans. As of December 31, 1994, commitments to sell mortgage loans totaled $157.4 million. These commitments are utilized in delivering mortgage loans held for sale and are considered in the valuation of the mortgage loan inventory. In addition, Indy Mac had forward commitments to sell $601.5 million and $747.0 million of FNMA mortgage-backed securities as of December 31, 1995 and 1994, respectively, and $70 million and $563.8 million of two-year U.S. Treasury Futures contracts as of December 31, 1995 and 1994, respectively. The commitments to sell loans and securities had a net unrealized loss of approximately $2.9 million as of December 31, 1994, which was deferred as part of Indy Mac's lower of cost or market analysis on its mortgage loans held for sale.

NOTE K - RELATED PARTY TRANSACTIONS

As of December 31, 1995 and 1994, advances due by Indy Mac to CWM totaled $83.6 million and $16.5 million, respectively. Such funds were advanced by CWM, under an open account arrangement, to finance assets by Indy Mac. Such advances bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). Interest charged on advances to Indy Mac from CWM was at a rate of 9.0% and 9.3% at December 31, 1995 and 1994, respectively.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE K - RELATED PARTY TRANSACTIONS - CONTINUED

CWM has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise CWM and Indy Mac on various facets of their businesses and to manage their operations, subject to review and supervision by CWM's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for CWM and Indy Mac as the Manager deems necessary. The Manager and CHL are wholly-owned subsidiaries of Countrywide Credit Industries, Inc. ("CCI"), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (Symbol: CCR).

For performing these services, the Manager receives a base management fee of 0.125% per annum of average invested assets not pledged to secure CMOs. In addition, the Manager receives incentive compensation equal to 25% of the amount by which CWM's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived all management fees pursuant to the above for 1993. During 1994, the Manager waived 25% of its incentive compensation. Base management fees are allocated between CWM and Indy Mac based upon their respective average invested assets net of related borrowings and incentive management fees are allocated between CWM and Indy Mac based upon their respective contributions to the earnings of the Company. Management fees allocated to Indy Mac in 1995 amounted to $1.8 million and $334,000 in 1994. Management fees allocated to Indy Mac in 1993 were insignificant. The Management Agreement is renewable annually and is terminable upon sixty days prior notice.

The Manager incurs many of the operating expenses of the Company, including personnel and related expenses. The Company's conduit operations are primarily conducted in Indy Mac and all other operations are conducted in CWM. Accordingly, Indy Mac is charged with the majority of the conduit's costs and CWM is charged with the other operations' costs.

During 1993 the Manager absorbed $900,000 of operating expenses incurred in connection with its duties under the Management Agreement, all of which would have been charged to Indy Mac. Indy Mac began paying all expenses related to its operations in June 1993.

During June 1994 and December 1994, Indy Mac sold approximately $1.8 billion and $1.2 billion, respectively, of its purchased servicing portfolio to CHL. No sales of this type were made to CHL during 1995. Indy Mac recorded gains on the sale of these servicing rights of $5.8 million and $1.5 million, respectively. Total proceeds from these sales amounted to $24.6 million and $13.6 million, respectively. Of the $1.8 billion purchased servicing portfolio sold to CHL in June 1994, $580.4 million was already being subserviced by CHL. Of the $1.2 billion purchased servicing portfolio sold to CHL in December 1994, $178.4 million was already being subserviced by CHL. As of December 31, 1995, CHL was subservicing $342.1 million in mortgage loans associated with purchased servicing rights. Indy Mac paid CHL $461,000, $94,000 and $6,000 in subservicing fees during 1995, 1994 and 1993, respectively.

All loans purchased by CWM for which a REMIC transaction or whole loan sale is contemplated are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. Indy Mac currently does not purchase any loans from any entities other than CWM.