Form 10-Q
period 1996-03-31
CWM MORTGAGE HOLDINGS INC
filed 1996-05-15
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1996

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

       Common stock outstanding as of  March 31, 1996:  43,980,354 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                            MARCH 31, 1996    DECEMBER 31, 1995
                                                            --------------    -----------------
ASSETS

Mortgage assets
  Mortgage loans held for investment, net                     $1,172,439         $1,424,583
  Mortgage loans held for sale - prime                           388,164            379,363
  Mortgage loans held for sale - subprime                        116,254             30,221
  Collateral for CMOs                                            326,942            184,111
  Construction loans receivable, net                             160,313            129,323
  Securitized master servicing fees                              116,302            120,281
Revolving warehouse lines of credit, net                         205,701            190,705
Cash and cash equivalents                                          3,435              8,049
Investment in and advances to Indy Mac                           139,135            145,537
Other assets                                                      30,978             31,440
                                                              ----------         ----------
      Total assets                                            $2,659,663         $2,643,613
                                                              ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities             $1,910,968         $2,037,834
Collateralized mortgage obligations                              299,381            164,760
Senior unsecured notes                                            59,670             59,649
Accounts payable and accrued liabilities                          19,556             18,386
                                                              ----------         ----------
      Total liabilities                                        2,289,575          2,280,629

Commitments and contingencies                                          -

Shareholders' equity

  Common stock - authorized, 100,000,000 shares of
    $.01 par value; issued and outstanding,
    43,980,354 shares at March 31, 1996 and
    42,413,842 at December 31, 1995                                  440                424
  Additional paid-in capital                                     378,194            353,965
  Net unrealized gain (loss) on available-for-sale
    securities held by Indy Mac                                   (9,659)             7,845
  Cumulative earnings                                            165,508            150,148
  Cumulative distributions to shareholders                      (164,395)          (149,398)
                                                              ----------         ----------
      Total shareholders' equity                                 370,088            362,984
                                                              ----------         ----------
    Total liabilities and shareholders' equity                $2,659,663         $2,643,613
                                                              ==========         ==========

The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1996            1995
                                                           -----------     ------------
REVENUES
  Interest income
    Mortgage loans held for investment                     $    27,081     $     20,206
    Mortgage loans held for sale                                13,975           10,635
    Collateral for CMOs                                          5,334            4,681
    Construction loans                                           4,483              462
    Securitized master servicing fees, net                       2,467            2,915
    Revolving warehouse lines of credit                          3,819            1,205
    Advances to Indy Mac                                         1,773            1,395
    Other                                                           84               31
                                                           -----------      -----------
      Total interest income                                     59,016           41,530

  Interest expense
    Repurchase agreements and other credit facilities           33,547           24,111
    Collateralized mortgage obligations                          5,608            4,876
    Senior unsecured notes                                       1,368
                                                           -----------      -----------
      Total interest expense                                    40,523           28,987

        Net interest income                                     18,493           12,543

  Provision for loan losses                                      2,403              242
                                                           -----------      -----------
        Net interest income after provision
          for loan losses                                       16,090           12,301

  Equity in earnings (losses) of Indy Mac                        3,546             (623)
  Other, net                                                       208              162
                                                           -----------      -----------
        Net revenues                                            19,844           11,840

EXPENSES

  Salaries, general and administrative                           2,415              844
  Management fees to affiliate                                   2,069              767
                                                           -----------      -----------
        Total expenses                                           4,484            1,611
                                                           -----------      -----------

NET EARNINGS                                               $    15,360      $    10,229
                                                           ===========      ===========

EARNINGS PER SHARE                                               $0.36            $0.28
                                                           ===========      ===========

Weighted average shares outstanding                         43,105,573       36,979,444
                                                           ===========      ===========

The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                        -------------------------------
                                                                                           1996                1995
                                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                          $    15,360         $    10,229
  Adjustments to reconcile net earnings
    to net cash used in operating activities:
      Amortization and depreciation                                                           5,510               2,597
      Provision for loan losses                                                               2,403                 242
      Equity in earnings of Indy Mac                                                         (3,546)                623
      Purchases of mortgage loans held for sale                                          (1,095,121)         (1,145,320)
      Principal repayments and proceeds from sale of mortgage loans                         993,839           1,126,201
      Change in accrued income and expense                                                    1,389              (1,683)
                                                                                        -----------         -----------
      Net cash used in operating activities                                                 (80,166)             (7,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collateral for CMOs:
    Principal payments on collateral                                                         10,746               7,037
    Net change in GICs held by trustees                                                        (644)                163
                                                                                        -----------         -----------
                                                                                             10,102               7,200

  Purchases of mortgage loans held for investment                                                 -            (138,807)
  Principal payments on mortgage loans held for investment                                  102,146              16,957
  Investment in securitized master servicing fees                                                 -             (19,051)
  Net (increase) decrease in revolving warehouse lines of credit                            (15,145)              5,897
  Net increase in construction loans receivable                                             (31,865)            (12,857)
  Investment in Indy Mac                                                                          -              (3,961)
  Advances to Indy Mac, net of cash repayments                                               (7,556)            (49,808)
  Increase in other assets                                                                    1,430              (2,545)
                                                                                        -----------         -----------
      Net cash provided by (used in) investing activities                                    59,087            (196,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collateralized mortgage obligations:
    Proceeds from issuance of securities                                                    146,931                   -
    Principal payments on securities                                                        (10,400)             (7,435)
                                                                                        -----------         -----------
                                                                                            136,531              (7,435)

  Net increase (decrease) in repurchase agreements and other credit facilities             (126,865)            155,972
  Net proceeds from issuance of common stock                                                 24,245              68,998
  Cash dividends paid                                                                       (14,997)            (10,906)
  Increase in other liabilities                                                              (2,449)                (69)
                                                                                        -----------         -----------
      Net cash provided by financing activities                                              16,465             206,560
                                                                                        -----------         -----------

Net increase (decrease) in cash                                                              (4,614)              2,474
Cash at beginning of period                                                                   8,049               2,605
                                                                                        -----------         -----------
Cash at end of period                                                                   $     3,435         $     5,079
                                                                                        ===========         ===========
  Supplemental cash flow information:
    Cash paid for interest                                                              $    38,338         $   26,564
                                                                                        ===========         ===========

  Supplemental disclosure of non-cash activity:
    $154.6 million of mortgage loans held for investment were transferred to collateral for CMO's in association with the issuance of a CMO.

The accompanying notes are an integral part of these statements.

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its qualified REIT subsidiaries ("CWM"). The mortgage loan conduit operations are primarily conducted through Independent National Mortgage Corporation, Inc. ("Indy Mac"), a taxable corporation. CWM owns all the preferred stock and a 99% economic interest in Indy Mac. CWM's investment in Indy Mac is accounted for under a method similar to the equity method. In addition, Indy Mac is not consolidated for income tax purposes. As used herein, the "Company" includes CWM and Indy Mac and their respective subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the period ended March 31, 1995 to conform to the March 31, 1996 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in CWM's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ALLOWANCE FOR CREDIT LOSSES
- ------------------------------------

During the three months ended March 31, 1996, CWM added $2.4 million to its allowance for credit losses and recorded charge-offs of $23,000. The allowance for credit losses totaled $6.7 million at March 31, 1996, and includes reserves for mortgage loans held for investment, construction loans and warehouse lines of credit in the amounts of $4.9 million, $996,000 and $797,000, respectively.

NOTE C - INVESTMENT IN INDY MAC
- -------------------------------

Summarized financial information for Indy Mac follows (in thousands).

                                                          March 31,    December 31,
                                                            1996           1995
                                                          ---------    ------------
Mortgage loans held for sale, net - prime                 $  1,163       $ 72,921
Mortgage loans held for sale - subprime                     14,146         19,167
Mortgage securities available-for-sale                     413,761        350,752
Securitized master servicing fees                          165,215        116,851
Master servicing fees receivable                            39,034         36,570
Other assets                                                20,224         22,953
                                                          --------       --------
    Total Assets                                          $653,543       $619,214
                                                          ========       ========

Repurchase agreements and other credit
 facilities                                               $489,256       $441,305
Due to CWM                                                  91,148         83,592
Accounts payable and accrued liabilities                    24,669         31,746
Shareholders' equity                                        48,470         62,571
                                                          --------       --------
    Total liabilities and shareholders'
     equity                                               $653,543       $619,214
                                                          ========       ========

                                                           Quarter ended March 31,
                                                            1996           1995
                                                          ---------    ------------
Interest income
    Mortgage loans held for sale                          $  1,478       $ 11,861
    Mortgage securities
     available-for-sale                                      7,330          3,404
    Securitized master servicing fees,
     net                                                     1,893              -
    Master servicing fees receivable,
     net                                                       746          1,224
                                                          --------       --------
        Total interest income                               11,447         16,489

Interest expense                                             8,742         12,355
                                                          --------       --------

        Net interest income                                  2,705          4,134
Provision for loan losses                                        -              -
                                                          --------       --------
        Net interest income after
         provision for loan losses                           2,705          4,134

Gain on sale of mortgage loans and
 issuance of securities                                      4,407         (2,690)
Gain on sale of mortgage securities
 available-for-sale                                          4,995          1,877
Other, net                                                     248              -
                                                          --------       --------
        Net revenues                                        12,355          3,321

Salaries, general and administrative                         5,566          4,398
Management fees to affiliate                                   443              8
                                                          --------       --------
        Total expenses                                       6,009          4,406
                                                          --------       --------
Earnings before income tax provision                         6,346         (1,085)
Income tax provision (benefit)                               2,764           (456)
                                                          --------       --------
        Net earnings (loss)                               $  3,582       $   (629)
                                                          ========       ========

Allowance for Credit Losses. The allowance for credit losses related to mortgage loans held for sale totaled $1.8 million at March 31, 1996. Indy Mac recorded charge-offs of $18,000 during the three months ended March 31, 1996.

Mortgage Securities Available-For-Sale. Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only and interest-only securities and inverse floater securities. These securities primarily consist of securities retained upon the issuance of Indy Mac's REMIC securities. Contractual maturities on the mortgage securities range from 10 to 30 years. The following is a disclosure of the estimated fair value of mortgage securities as of March 31, 1996 and December 31, 1995 (in thousands):

                         NET      ESTIMATED     GROSS        GROSS
                         BOOK       FAIR      UNREALIZED   UNREALIZED
CLASSIFICATION          VALUE       VALUE       GAINS        LOSSES
- --------------------   --------   ---------   ----------   ----------

March 31, 1996         $430,582    $413,761      $ 7,322      $24,143
                       ==============================================

December 31, 1995      $337,088    $350,752      $17,158      $ 3,494
                       ==============================================


During the quarter ended March 31, 1996, Indy Mac sold mortgage securities classified as available-for-sale with a net book value of $40.8 million (based upon specific identification) for proceeds of $45.8 million, resulting in a gross realized gain of $5.0 million. There were no gross realized losses during the three months ended March 31, 1996. For the three month period ended March 31, 1995, Indy Mac sold mortgage securities classified as available-for-sale with a net book value of $34.7 million for proceeds of $36.6 million, resulting in a net gain of $1.9 million. This net gain was comprised of gross realized gains and gross realized losses of $1.9 million and $25,000, respectively. The estimated fair value as of March 31, 1996 in the above table reflects the increase in interest rates during the quarter, combined with lower expectations of prepayment rates.

As of March 31, 1996, all of Indy Mac's mortgage securities were pledged as collateral under repurchase agreements.

NOTE D - SUBSEQUENT EVENT

On April 18, 1996, the Board of Directors declared a cash dividend of $0.36 per share to be paid on June 3, 1996 to shareholders of record on April 29, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

CWM Mortgage Holdings, Inc. was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and Independent National Mortgage Corporation and its subsidiary ("Indy Mac"), which is not consolidated with CWM for financial reporting or tax purposes.

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators. The Company and its sellers negotiate whether such sellers will retain, or the Company will purchase the rights to service the mortgage loans delivered by such sellers to the Company. All loans purchased by CWM, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. Pursuant to the Master Forward Commitment and Servicer Agreement between CWM and Indy Mac, Indy Mac does not purchase any loans from entities other than CWM.

The Company's conduit operations were expanded during 1995 through the introduction of two divisions; Independent National Finance Corporation ("INFC") and Independent National Housing Services (INHS). INFC was formed to purchase, securitize and sell subprime mortgage loans (i.e., "B through D" paper mortgages). INHS was formed to facilitate the purchase or origination, securitization and sale of consumer loans secured by manufactured housing.

The Company's principal sources of income from its conduit operations are gains recognized on the sale and securitization of loans, the net spread between interest earned on loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, the net interest earned on the Company's mortgage securities, and master servicing fee income.

In addition to its conduit operations, the Company earns fee income and net interest income through its portfolio of mortgage loans held for investment and its construction and warehouse lending programs. The construction lending operation consists of two distinct divisions: (i) the Builder Division, which provides tract construction loans, builder custom home loans, model home loans and lot financing on a nationwide basis to small-to-medium-size builders, and
(ii) the Consumer Division, which provides construction-to-permanent financing, home improvement loans and lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences. The Company's warehouse lending operation provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans, the retention, acquisition or sale of servicing rights and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In the first quarter of 1996, Indy Mac purchased Guaranty Asset Protection Services (GAPS), a mortgage fraud detection company located in West Hills, California. The acquisition of GAPS will allow the Company to help prevent fraud on its existing purchase volume as well as offer fraud detection services to the Company's base of customers.

FINANCIAL CONDITION

CONDUIT OPERATIONS: During the first three months of 1996, CWM purchased $1.1 billion of non-conforming mortgage loans, including $98 million of subprime mortgage loans through INFC, and $581,000 of manufactured housing loans through INHS. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through Indy Mac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through CWM invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During the first three months of 1996, Indy Mac sold $1.0 billion of mortgage loans through the issuance of five series of multiple-class MBS in the form of REMIC securities. In addition, INFC Sold $9.9 million of whole loans during the quarter. At March 31, 1996, the Company was committed to purchase $386.7 million of mortgage loans from various mortgage originators. The Indy Mac master servicing portfolio at quarter-end had an aggregate outstanding principal balance of $9.9 billion with a weighted average coupon of 8.378%.

MORTGAGE LOANS HELD FOR INVESTMENT: The $1.2 billion portfolio of mortgage loans held for investment at March 31, 1996 consisted of $827.2 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $190.6 million of mortgage loans which have a fixed rate for a period of three to ten years, and subsequently convert to adjustable-rate mortgage loans that reprice annually and $159.6 million of fixed-rate mortgage loans. The weighted average coupon of the mortgage loans held for investment at March 31, 1996 was 8.93%. The Company finances mortgage loans held for investment with repurchase agreements and other credit facilities which have maturities ranging from overnight to 14 months as of March 31, 1996. The company also utilizes interest rate swap agreements to manage the interest rate exposure on its portfolio of mortgage loans held for investment. The allowance for losses related to mortgage loans held for investment totaled $4.9 million at quarter end. Charge-offs related to mortgage loans held for investment totaled $23,000 for the three months ended March 31, 1996.

During the first quarter of 1996, the Company financed $154.6 million of mortgage loans held for investment through the issuance of a CMO. The mortgage loans consisted of loans that are fixed for a period of 10 years and subsequently convert to adjustable-rate mortgage loans. The issuance of the CMO substantially defeased the interest rate risk component of holding these loans for investment.

CONSTRUCTION LENDING OPERATIONS: At March 31, 1996, the Builder Division had loans outstanding totaling $114.4 million, net of reserves, with $198.5 million of remaining commitments to fund tract and custom home loans. The Consumer Division had loans outstanding at March 31, 1996 totaling $45.9 million with remaining commitments to fund construction-to-permanent and home improvement loans of $29.8 million. The allowance for losses related to construction loans totaled $996,000 at march 31, 1996. There were no charge-offs of construction loans during the three months ended March 31, 1996. The Company had outstanding borrowings under a revolving credit facility totaling $65.1 million at March 31, 1996 associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS: At March 31, 1996, CWM had extended committed warehouse and related lines of credit in an aggregate amount of $412.9 million, of which $205.7 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $797,000 at March 31, 1996. there were no charge-offs of warehouse lines of credit during the threee months ended March 31, 1996. Repurchase agreements associated with CWM's financing of these lines of credit totaled $157.4 million at Aarch 31, 1996.

CMO PORTFOLIO: As of March 31, 1996, the CMO portfolio was comprised of 12 series of CMOs. Collateral for CMOs increased from $184.1 million at December 31, 1995 to $326.9 million at March 31, 1996. This increase of $142.8 million included an increase of $154.6 million of collateral related to the issuance of a CMO, repayments (including prepayments and premium and discount amortization) of $10.9 million, and an increase in guaranteed investment contracts ("GICS") held by trustees and accrued interest receivable of $644,000 and $767,000, respectively. The fair value of the collateral for CMOs totaled $322.5 million and $185.2 million at March 31, 1996 and December 31, 1995, respectively. CWM's CMOs outstanding increased to $299.4 million at March 31, 1996 from $164.8 million at December 31, 1995. This increase of $134.6 million resulted from issuance proceeds of $146.9 million, principal payments and discount amortization on CMOs of $10.0 million and an increase in accrued interest payable on CMOs of $751,000.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

NET EARNINGS: CWM's net earnings were $15.4 million or $0.36 per share, based on 43,105,573 weighted average shares outstanding for the quarter ended March 31, 1996, compared to $10.2 million or $0.28 per share, based on 36,979,444 weighted average shares outstanding for the quarter ended March 31, 1995.

The increase of $5.2 million in first quarter earnings resulted from an increase in net interest income of $6.0 million, an increase of $4.2 million in equity in earnings from Indy Mac, offset by and increases of $2.2 million in the provision for loan losses, and increases of $1.6 million and $1.3 million in general and administrative expenses and management fees, respectively.

INTEREST INCOME: Total interest income was $59.0 million for the quarter ended March 31, 1996 and $41.5 million for the quarter ended March 31, 1995. This increase in interest income of $17.5 million is primarily due to an increase in interest on mortgage loans held for investment of $6.9 million with additional increases in construction loans, mortgage loans held for sale, warehouse lines of credit, and collateral for CMO's of $4.0 million, $3.3 million, $2.6 million and $653,000, respectively, offset by a decrease of $448,000 in securitized master servicing fees.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $27.1 million and $20.2 million, resulting in an effective yield of 8.48% and 8.27%, for the quarters ended March 31, 1996 and 1995, respectively. The increase is primarily due to an increase in the average outstanding balance of mortgage loans held for investment to $1.3 billion for the quarter ended March 31, 1996 from $991.1 million for the quarter ended March 31, 1995.

Interest income earned on mortgage loans held for sale totaled $14.0 million and $10.6 million, resulting in an effective yield of 8.68% and 9.47%, for the quarters ended March 31, 1996 and 1995, respectively. Average outstanding balances rose to $647.4 million for the quarter ended March 31, 1996 from $455.3 million for the quarter ended March 31, 1995.

Interest income earned on revolving warehouse lines of credit totaled $3.8 million and $1.2 million with interest earned at an effective yield of 8.71% and 9.97% for the quarters ended March 31, 1996 and 1995, respectively. Interest income on construction loans totaled $4.5 million and $462,000, with interest earned at an effective yield of 12.58% and 13.63%, for the quarters ended March 31, 1996 and 1995, respectively.

Interest income on collateral for CMOs was $5.3 million and $4.7 million for the quarters ended March 31, 1996 and 1995, respectively. The increase was primarily attributable to an increase in the average aggregate principal amount of collateral for CMOs outstanding to $288.1 million for the quarter ended March 31, 1996 compared to $227.8 million for the quarter ended March 31, 1995, offset by a decrease in the effective yield earned on the collateral for CMOs to 7.45% in the first quarter of 1996 from 8.33% in the first quarter of 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

SECURITIZED MASTER SERVICING FEES, NET: Investments in securitized master servicing fees have characteristics comparable to "excess servicing" insofar as the value thereof tends to decline as market interest rates decline and prepayment rates increase. Accordingly, the yield on this investment could decline considerably as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such assets. In such a scenario, the Company would write down its securitized master servicing fees asset so that the remaining asset does not exceed the present value of future net master servicing income. Gross master servicing income for CWM was $6.4 million and $6.5 million for the three months ended March 31, 1996 and 1995, respectively. This gross income was offset by amortization of the securitized master servicing fees of $4.0 million, and $3.6 million, for the three months ended March 31, 1996 and 1995, respectively. As of March 31, 1996, securitized master servicing fees of $116.3 million were pledged to secure borrowings totaling $66.3 million.

INTEREST EXPENSE: For the quarters ended March 31, 1996 and 1995, total interest expense was $40.5 million and $29.0 million, respectively. This increase in interest expense of $11.5 million was due to an increases in interest expense on repurchase agreements and other credit facilities, senior unsecured notes and CMO's of $9.4 million, $1.4 million and $732,000, respectively.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $33.5 million for the quarter ended March 31, 1996, compared to $24.1 million for the quarter ended March 31, 1995. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $2.1 billion for the quarter ended March 31, 1996 compared to $1.5 billion for the quarter ended March 31, 1995, slightly offset by a decrease in the weighted average effective rate applicable to such indebtedness to 6.37% for the quarter ended March 31, 1996 from 6.70% for the quarter ended March 31, 1995.

Interest expense on senior unsecured notes totaled $1.4 million resulting in an effective rate of 9.22% for the first quarter of 1996. There were no senior unsecured notes outstanding during the first quarter of 1995.

Interest expense on CMOs was $5.6 million and $4.9 million for the quarters ended March 31, 1996 and 1995, respectively. This increase was primarily attributable to an increase in average aggregate CMOs outstanding to $263.6 million for the quarter ended March 31, 1996 from $198.5 million for the quarter ended March 31, 1995, partially offset by a decrease in the effective rate on the CMOs to 8.56% in the first quarter of 1996 from 9.96% in the first quarter of 1995. The overall increase in the outstanding average balance and the reduction in weighted average effective rate was primarily due to the issuance of a $146.2 million CMO at an effective rate of 6.75%.

EQUITY IN EARNINGS OF INDY MAC: The 1996 first quarter earnings of $3.6 million for Indy Mac, in which CWM has a 99% economic interest, resulted principally from net interest income of $2.7 million, gain on sale of mortgage loans and issuances of securities of $4.4 million and loss on sale of mortgage securities offset by expenses of $5.0 million, management fee expense of $443,000, and income taxes of $2.8 million.

Net income related to the securitized master servicing fees totaled $1.9 million during the first three months of 1996, including gross income of $9.4 million offset by amortization of the related asset balances of $7.5 million. Net income related to the master servicing fees receivable totaled $746,000 during the first three months of 1996, including gross income of $4.5 million offset by amortization of the related asset balances of $3.8 million.

During the first quarter of 1995, Indy Mac realized a loss of $629,000 which resulted principally from net interest income of $4.1 million, including master servicing fees receivable gross income totaling $6.5 million and related amortization of $5.3 million, loss on sale of mortgage loans and issuance of securities of $2.7 million, gain on sale of mortgage securities available-for-sale of $1.9 million, expenses of $4.4 million, management fee expense of $8,000 and income taxes of $456,000.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $1.6 million for the three months ended March 31, 1996 compared to three months ended March 31, 1995 is primarily the result of growth in personnel related to the operations of CWM, combined with the expansion of the Company's construction lending operations.

MANAGEMENT FEES: For the three months ended March 31, 1996, management fees were $2.1 million compared to $767,000 for the three months ended March 31, 1995. The increase in the management fee of $1.3 million was primarily due to an increase in incentive compensation for the first quarter of 1996, directly related to the increase in cwm's earnings in comparison to the first quarter of 1995. Regular management fees also increased due to increased average balances of CMW's mortgage loans held for investment and warehouse lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMOs, repurchase agreements, bank debt, other borrowings and common stock to meet its working capital needs. In addition, in connection with its mortgage conduit operations, Indy Mac issues REMIC securities to help meet such needs.

During the quarter the Company raised $23.5 million of new capital primarily through the optional cash investment feature of the Dividend Reinvestment Plan. In addition, the Company completed a $500 million repurchase facility with a leading investment bank, committed through November 1996.

During the first quarter of 1996 the Company amended its syndicated bank credit facility to expand the committed amount from $300 million at December 31, 1995, increasing the total credit line to $400 million with ten commercial banks.

The REIT provisions of the Internal Revenue Code restrict CWM's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio by requiring CWM to distribute to its shareholders substantially all of its taxable income from operations.

Management believes that the Company's cash flow from operations and the Company's current and potential financing arrangements are sufficient to meet current liquidity requirements. The Company's ability to meet future liquidity requirements is subject to the renewal of credit facilities and/or obtaining other sources of financing, including raising additional debt or equity from time to time.

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

Conversely, lower interest rates tend to increase the rate at which mortgages prepay, which may have an adverse effect on the value of the Company's securitized master servicing fees and master servicing fees receivable. However, lower interest rates also tend to improve the Company's mortgage origination and production volumes and increase the market value, to an extent, of the Company's mortgage loan and mortgage securities available for sale portfolio.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        Exhibits
        --------

        10.1     Compensation Plan for Michael W. Perry effective
                 January 1, 1996.
        10.2     Compensation Plan for Richard Wohl effective January 1, 1996.
        10.3     Compensation Plan for Carmella Grahn effective January 1, 1996.
        10.4     Second Amendment to Facility I Credit Agreement dated January
                 4, 1996 by and among CWM Mortgage Holdings, Inc., Independent
                 National Mortgage Corporation, Independent Lending Corporation,
                 First Union National Bank of North Carolina and the Lenders
                 from time to time party thereto.
        10.5     Second Amendment to Facility II Credit Agreement dated January
                 4, 1996 by and among CWM Mortgage Holdings, Inc., Independent
                 National Mortgage Corporation, Independent Lending Corporation,
                 First Union National Bank of North Carolina and the Lenders
                 from time to time party thereto.
        10.6     *Third Amendment to Facility I Credit Agreement dated March 15,
                 1996 by and among CWM Mortgage Holdings, Inc., Independent
                 National Mortgage Corporation, Independent Lending Corporation,
                 First Union National Bank of North Carolina and the Lenders
                 from time to time party thereto.
        10.7     *Third Amendment to Facility II Credit Agreement dated March
                 15, 1996 by and among CWM Mortgage Holdings, Inc., Independent
                 National Mortgage Corporation, Independent Lending Corporation,
                 First Union National Bank of North Carolina and the
                 Lenders from time to time party thereto.
        10.8     Master Forward Commitment and Services Agreement effective
                 January 1, 1996 between CWM Mortgage Holdings, Inc. and
                 Independent
                 National Mortgage Corporation.
        10.9     Independent National Mortgage Corporation Capitalization
                 Agreement effective as of January 1, 1996, by and among CWM
                 Mortgage Holdings, Inc., Countrywide Funding Corporation and
                 Independent National Mortgage Corporation.
        10.10    Revolving Working Capital Credit Facility and Credit Support
                 Agreement effective as of January 1, 1996, between CWM Mortgage
                 Holdings, Inc. and Independent National Mortgage Corporation.
        27       Financial Data Schedule

  *Certain confidential portions of this Exhibit have been deleted and have been filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment filed pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

  Reports on Form 8-K.
  --------------------

      None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 15, 1996.



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