Form 10-Q
period 1996-06-30
CWM MORTGAGE HOLDINGS INC
filed 1996-08-14
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1996

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

       Common stock outstanding as of June 30, 1996:  45,259,751 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)


                                                                     June 30, 1996              December 31, 1995
                                                                     -------------              -----------------
                                                                      (Unaudited)
ASSETS

Mortgage assets
  Mortgage loans held for investment, net                               $1,103,036                 $1,424,583
  Mortgage loans held for sale - prime                                     359,230                    379,363
  Mortgage loans held for sale - subprime                                  227,868                     30,221
  Collateral for CMOs                                                      310,100                    184,111
  Construction loans receivable, net                                       219,301                    129,323
  Securitized master servicing fees                                        112,425                    120,281
Revolving warehouse lines of credit, net                                   174,847                    190,705
Investment in and advances to Indy Mac                                     140,615                    145,537
Manufactured housing loans held for sale                                    15,648                          -
Cash and cash equivalents                                                    2,269                      8,049
Other assets                                                                26,131                     31,440
                                                                        ----------                 ----------
    Total assets                                                        $2,691,470                 $2,643,613
                                                                        ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                       $1,947,892                 $2,037,834
Collateralized mortgage obligations                                        285,089                    164,760
Senior unsecured notes                                                      59,699                     59,649
Accounts payable and accrued liabilities                                    19,984                     18,386
                                                                        ----------                 ----------
    Total liabilities                                                    2,312,664                  2,280,629

Commitments and contingencies                                                    -                          -

Shareholders' equity

  Common stock - authorized, 100,000,000 shares of
   $.01 par value; issued and outstanding, 45,259,751 shares
   at June 30, 1996 and 42,413,842 at December 31, 1995                        453                        424
  Additional paid-in capital                                               398,425                    353,965
  Net unrealized gain (loss) on available-for-sale mortgage
   securities held by Indy Mac                                             (21,541)                     7,845
  Cumulative earnings                                                      181,875                    150,148
  Cumulative distributions to shareholders                                (180,406)                  (149,398)
                                                                        ----------                 ----------
    Total shareholders' equity                                             378,806                    362,984
                                                                        ----------                 ----------
  Total liabilities and shareholders' equity                            $2,691,470                 $2,643,613
                                                                        ==========                 ==========

  The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)
(Unaudited)




                                                                   Quarter Ended June 30,         Six Months Ended June 30,
                                                                 ---------------------------     ----------------------------
                                                                    1996             1995           1996              1995
                                                                 ----------       ----------     ----------        ----------
REVENUES

   Interest income
     Mortgage loans held for investment                       $    22,627       $    20,978     $    49,709       $    41,184
     Mortgage loans held for sale                                  14,248            10,135          28,223            20,770
     Collateral for CMOs                                            6,034             4,562          11,367             9,243
     Construction loans                                             5,939             1,090          10,422             1,510
     Securitized master servicing fees, net                         2,330             3,096           4,797             6,011
     Revolving warehouse lines of credit                            3,831             2,137           7,650             3,342
     Advances to Indy Mac                                           2,133             1,908           3,906             3,303
     Other                                                             58                33             142                64
                                                              -----------       -----------     -----------       -----------
       Total interest income                                       57,200            43,939         116,216            85,427

   Interest expense
     Repurchase agreements and other credit facilities             30,634            26,706          64,202            50,817
     Collateralized mortgage obligations                            5,917             4,520          11,526             9,396
     Senior unsecured notes                                         1,347                 -           2,694                 -
                                                              -----------       -----------     -----------       -----------
       Total interest expense                                      37,898            31,226          78,422            60,213
                                                              -----------       -----------     -----------       -----------

         Net interest income                                       19,302            12,713          37,794            25,214

   Provision for loan losses                                        2,646             1,075           5,049             1,317
                                                              -----------       -----------     -----------       -----------

         Net interest income after provision for loan losses       16,656            11,638          32,745            23,897

   Equity in earnings of Indy Mac                                   3,646             2,493           7,191             1,870
   Other, net                                                         913               341           1,120               545
                                                              -----------       -----------     -----------       -----------
         Net revenues                                              21,215            14,472          41,056            26,312

EXPENSES

   Salaries, general and administrative                             2,772               923           5,186             1,767
   Management fees to affiliate                                     2,075             1,586           4,143             2,353
                                                              -----------       -----------     -----------       -----------
         Total expenses                                             4,847             2,509           9,329             4,120
                                                              -----------       -----------     -----------       -----------


NET EARNINGS                                                  $    16,368       $    11,963     $    31,727       $    22,192
                                                              ===========       ===========     ===========       ===========

EARNINGS PER SHARE                                            $      0.37       $      0.30     $      0.72       $      0.57
                                                              ===========       ===========     ===========       ===========

Weighted average shares outstanding                            44,649,927        40,456,769      43,877,750        38,727,712


The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                  --------------------------------
                                                                                     1996                 1995
                                                                                  -----------          -----------
Cash flows from operating activities:
 Net earnings                                                                     $    31,727          $    22,192
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization and depreciation                                                      11,629                6,975
    Provision for loan losses                                                           5,049                1,317
    Equity in earnings of Indy Mac                                                     (7,191)              (1,870)
    Purchases of mortgage loans held for sale                                      (2,112,762)          (2,156,719)
    Principal repayments and proceeds from sale of mortgage loans                   1,928,652            2,151,699
    Net increase in manufactured housing loans held for sale                          (15,648)                   -
    Change in accrued income and expense                                                  439               (1,318)
                                                                                  -----------          -----------
    Net cash provided by (used in) operating activities                              (158,105)              22,276

Cash flows from investing activities:
 Collateral for CMOs:
  Principal payments on collateral                                                     27,072               12,258
  Net change in GICs held by trustees                                                   2,339                1,150
                                                                                  -----------          -----------
                                                                                       29,411               13,408

 Purchases of mortgage loans held for investment                                            -             (176,916)
 Principal payments on mortgage loans held for investment                             170,787               43,259
 Investment in securitized master servicing fees                                            -              (19,117)
 Net (increase) decrease  in revolving warehouse lines of credit                       15,560              (82,233)
 Net increase in construction loans receivable                                        (91,225)             (37,042)
 Investment in Indy Mac                                                                     -              (15,842)
 Advances to Indy Mac, net of cash repayments                                         (17,274)             (61,671)
 Increase (decrease) in other assets                                                    2,591               (7,300)
                                                                                  -----------          -----------
    Net cash provided by (used in) investing activities                               109,850             (343,454)

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                                146,931                    -
  Principal payments on securities                                                    (27,057)             (13,862)
                                                                                  -----------          -----------
                                                                                      119,874              (13,862)

 Net borrowings (repayments) on repurchase agreements and
  other credit facilities                                                             (89,942)             286,231
 Net proceeds from issuance of common stock                                            44,489               70,233
 Cash dividends paid                                                                  (31,008)             (21,821)
 Increase (decrease) in other liabilities                                                (938)               3,164
                                                                                  -----------          -----------
    Net cash provided by financing activities                                          42,475              323,945
                                                                                  -----------          -----------

Net increase (decrease) in cash and cash equivalents                                   (5,780)               2,767
Cash and cash equivalents at beginning of period                                        8,049                2,605
                                                                                  -----------          -----------
Cash and cash equivalents at end of period                                        $     2,269          $     5,372
                                                                                  ===========          ===========

 Supplemental cash flow information:
    Cash paid for interest                                                        $    77,089          $    56,736
                                                                                  ===========          ===========

 Supplemental disclosure of non-cash activity:
    $154.6 million of mortgage loans held for investment were transferred to collateral for CMOs in 1996 in association with the issuance of a CMO.

The accompanying notes are an integral part of these statements.

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its qualified REIT subsidiaries ("CWM"). The mortgage loan conduit operations are primarily conducted through Independent National Mortgage Corporation, Inc. ("Indy Mac"), a taxable corporation. CWM owns all of the preferred stock and a 99% economic interest in Indy Mac. CWM's investment in Indy Mac is accounted for under a method similar to the equity method. In addition, Indy Mac is not consolidated for income tax purposes. As used herein, the "Company" includes CWM and Indy Mac and their respective subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the period ended June 30, 1995 to conform to the June 30, 1996 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in CWM's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ALLOWANCE FOR CREDIT LOSSES

During the six months ended June 30, 1996, CWM added $5.0 million to its allowance for credit losses. The allowance for credit losses totaled $9.4 million at June 30, 1996, and includes reserves for mortgage loans held for investment, construction loans and warehouse lines of credit in the amounts of $7.1 million, $1.4 million and $947,000, respectively. CWM recorded chargeoffs of $23,000 and $42,000 during the six months ended June 30, 1996 and 1995, respectively.

NOTE C - INVESTMENT IN INDY MAC (UNAUDITED)
- -------------------------------------------

Summarized financial information for Indy Mac follows (in thousands).

                                                           June 30, 1996   December 31, 1995
                                                        ------------------------------------
Mortgage loans held for sale, net                               $  5,072            $ 92,088
Mortgage securities available-for-sale                           366,980             350,752
Securitized master servicing fees                                194,080             116,851
Master servicing fees receivable                                  40,891              36,570
Other assets                                                      27,748              22,953
                                                        ------------------------------------
   Total assets                                                 $634,771            $619,214
                                                        ====================================

Repurchase agreements and other credit facilities               $475,766            $441,305
Due to CWM                                                       100,866              83,592
Other liabilities                                                 17,988              31,746
Shareholders' equity                                              40,151              62,571
                                                        ------------------------------------
   Total liabilities and
        shareholders' equity                                    $634,771            $619,214
                                                        ====================================

                                                  Quarter ended                  Six months ended
                                                     June 30,                         June 30,
                                        --------------------------------    ---------------------------
                                                    1996            1995                1996       1995
                                        --------------------------------    ---------------------------
Interest income
   Mortgage loans held for sale                  $   829        $ 13,421            $  2,307    $25,282
   Mortgage securities
    available-for-sale                             8,082           4,669              15,412      8,073
   Securitized master servicing fees,              2,308             387               4,201        387
    net
   Master servicing fees receivable, net             438           1,801               1,184      3,025
                                        --------------------------------    ---------------------------
          Total interest income                   11,657          20,278              23,104     36,767

Interest expense                                  10,112          14,952              18,854     27,307
                                        --------------------------------    ---------------------------

          Net interest income                      1,545           5,326               4,250      9,460

Provision for loan losses                              -             650                   -        650
                                        --------------------------------    ---------------------------
          Net interest income after
               provision for loan losses           1,545           4,676               4,250      8,810

Gain on sale of mortgage loans and
 securities                                       11,456           5,073              20,857      4,260
Other                                                477               -                 725          -
                                        --------------------------------    ---------------------------
          Net revenues                            13,478           9,749              25,832     13,070

Salaries, general and administrative
 expense                                           6,604           5,183              12,170      9,581
Management fees to affiliate                         467             224                 910        232
                                        --------------------------------    ---------------------------
         Total  expenses                           7,071           5,407              13,080      9,813
                                        --------------------------------    ---------------------------
Earnings before income tax provision               6,407           4,342              12,752      3,257
Income tax provision                               2,724           1,824               5,488      1,368
                                        --------------------------------    ---------------------------

Net earnings                                     $ 3,683        $  2,518            $  7,264    $ 1,889
                                        ================================    ===========================


Allowance for Credit Losses. The allowance for credit losses related to mortgage loans held for sale totaled $1.8 million at June 30, 1996. Indy Mac recorded charge-offs of $18,000 during the six months ended June 30, 1996. There were no charge-offs recorded by Indy Mac during the six months ended June 30, 1995.

Mortgage Securities Available-For-Sale. Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only and interest-only securities and inverse floater securities. These securities primarily consist of securities retained upon the issuance of Indy Mac's REMIC securities. Contractual maturities on the mortgage securities range from 10 to 30 years. The following is a disclosure of the estimated fair value of mortgage securities as of June 30, 1996 and December 31, 1995 (in thousands):


                                   ESTIMATED      GROSS        GROSS
                       AMORTIZED      FAIR      UNREALIZED   UNREALIZED
                         COST        VALUE        GAINS        LOSSES
                       ---------   ---------   ----------   ----------

June 30, 1996          $404,495    $366,980      $ 7,308      $44,823
                    =================================================

December 31, 1995      $337,088    $350,752      $17,158      $ 3,494
                    =================================================


During the quarter ended June 30, 1996, Indy Mac sold mortgage securities classified as available-for-sale with an amortized cost of $72.7 million (based upon specific identification) for proceeds of $70.9 million, resulting in gross realized gains of $252,000 and gross realized losses of $2.1 million. For the six month period ended June 30, 1996, Indy Mac sold mortgage securities classified as available-for-sale with an amortized cost of $113.5 million for proceeds of $116.7 million, resulting in a net gain of $3.2 million. This net gain was comprised of gross realized gains and gross realized losses of $5.3 million and $2.1 million respectively. The estimated fair value as of June 30, 1996 in the above table reflects increases in market interest rates during the first six months of 1996, combined with lower expectations of prepayment rates.

As of June 30, 1996, all of Indy Mac's mortgage securities were pledged as collateral under repurchase agreements.

NOTE D - SUBSEQUENT EVENT

On July 18, 1996, the Board of Directors declared a cash dividend of $0.37 per share to be paid on September 3, 1996 to shareholders of record on July 29, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

CWM Mortgage Holdings, Inc. was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and Indy Mac and its subsidiary which are not consolidated with CWM for financial reporting or tax purposes.

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

The Company's conduit operations were expanded during 1995 through the commencement of operations of two divisions of Indy Mac: the Subprime Mortgage Division and the Manufactured Housing Division (formerly Independent National Finance Corporation and Independent National Housing Services, respectively) The Subprime Mortgage Division was formed to purchase, securitize and sell subprime mortgage loans (i.e., "B through D" paper mortgages). The Manufactured Housing Division was formed to facilitate the purchase or origination, securitization and sale of consumer loans secured by manufactured housing.

The Company's principal sources of income from its conduit operations are gains recognized on the sale and securitization of loans, the net spread between interest earned on loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, the net interest earned on the Company's mortgage securities, and master servicing fee income.

In addition to its conduit operations, the Company earns fee income and net interest income through its portfolio of mortgage loans held for investment and its construction and warehouse lending programs. The construction lending operation consists of two distinct divisions: (i) the Builder Division, which provides tract construction loans, builder custom home loans, model home loans and lot financing on a nationwide basis to small-to-medium-size builders, and
(ii) the Consumer Division, which provides construction-to-permanent financing, home improvement loans and lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences. The Company's warehouse lending operation provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans, and has provided financing for the retention, acquisition or sale of servicing rights and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In the first quarter of 1996, Indy Mac purchased Guaranty Asset Protection Services (GAPS), a mortgage fraud detection company located in West Hills, California. The acquisition of GAPS will allow the Company to help prevent fraud on its existing purchase volume as well as offer fraud detection services to the Company's base of customers and other entities.

FINANCIAL CONDITION

CONDUIT OPERATIONS: During the first six months of 1996, CWM purchased $2.1 billion of non-conforming mortgage loans, including $212.6 million of subprime mortgage loans. In addition, the company purchased $15.6 million of manufactured housing loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through Indy Mac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through CWM invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During the first six months of 1996, Indy Mac sold $1.9 billion of mortgage loans through the issuance of eight series of multiple-class MBS in the form of REMIC securities, and through its Subprime Mortgage Division, sold $9.9 million in a whole loan transaction. At June 30, 1996, the Company was committed to purchase $412.3 million of mortgage loans from various mortgage originators. The Indy Mac master servicing portfolio at quarter-end had an aggregate outstanding principal balance of $10.4 billion with a weighted average coupon of 8.39%.

MORTGAGE LOANS HELD FOR INVESTMENT: The $1.1 billion portfolio of mortgage loans held for investment at June 30, 1996 consisted of $776.7 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods $178.4 million of mortgage loans which have a fixed rate for a period of three to ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually, and $154.7 million of fixed-rate mortgage loans. The weighted average coupon of mortgage loans held for investment at June 30, 1996 was 8.86%. The Company finances mortgage loans held for investment with repurchase agreements and other credit facilities which reprice in periods ranging from overnight to 11 months as of June 30, 1996. The Company also utilizes interest rate swap agreements to manage the interest rate exposure on its portfolio of mortgage loans held for investment. The allowance for losses related to mortgage loans held for investment totaled $7.1 million at quarter end. Charge-offs related to mortgage loans held for investment totaled $23,000 for the six months ended June 30, 1996.

CONSTRUCTION LENDING OPERATIONS: At June 30, 1996, the Builder Division had loans outstanding totaling $157.4 million, net of reserves, with $288.7 million of remaining commitments to fund tract and custom home loans. The Consumer Division had loans outstanding at June 30, 1996 totaling $61.9 million with remaining commitments to fund construction-to-permanent and home improvement loans of $43.1 million. The allowance for losses related to construction loans totaled $1.4 million at June 30, 1996. There were no charge-offs of construction loans during the six months ended June 30, 1996. The Company had outstanding borrowings totaling $92.7 million at June 30, 1996, under a revolving credit facility associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS: At June 30, 1996, CWM had extended committed warehouse and related lines of credit in an aggregate amount of $456.2 million, of which $174.8 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $946,000 at June 30, 1996. There were no charge-offs of warehouse lines of credit during the six months ended June 30, 1996. Repurchase agreements associated with CWM's financing of these lines of credit totaled $113.4 million at June 30, 1996.

CMO PORTFOLIO: As of June 30, 1996, the CMO Portfolio was comprised of 12 series of CMOs. Collateral for CMOs increased from $184.1 million at December 31, 1995 to $310.1 million at June 30, 1996. This increase of $126.0 million is primarily the result of the addition of $154.6 million of collateral related to the issuance of a CMO in January 1996, offset by repayments (including prepayments and premium and discount amortization) of $27.1 million, a decrease in guaranteed investment contracts ("GICs") held by trustees of $2.3 million and an increase in accrued interest receivable of $800,000. The fair value of the collateral for CMOs totaled $298.5 million and $185.2 million at June 30, 1996 and December 31, 1995, respectively. CWM's CMOs outstanding increased to $285.1 million at June 30, 1996 from $164.8 million at December 31, 1995. This increase of $120.3 million resulted from issuance proceeds of $146.9 million in January 1996, offset by principal payments and discount amortization on CMOs of $27 million and an increase in accrued interest payable on CMOs of $500,000.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

NET EARNINGS: CWM's net earnings were $16.4 million or $0.37 per share, based on 44,649,927 weighted average shares outstanding for the quarter ended June 30, 1996, compared to $12.0 million or $0.30 per share, based on 40,456,769 weighted average shares outstanding for the quarter ended June 30, 1995.

The increase of $4.4 million in second quarter earnings resulted primarily from an increase in net interest income of $6.6 million and an increase of $1.2 million in equity in earnings from Indy Mac, offset by an increase of $1.6 million in the provision for loan losses and increases of $1.8 million and $489,000 in general and administrative expenses and management fees, respectively.

INTEREST INCOME:   Total interest income was $57.2 million for the quarter ended
June 30, 1996 and $43.9 million for the quarter ended June 30, 1995. This increase in interest income of $13.3 million is primarily due to increases in interest earnings on construction loans, mortgage loans held for sale, warehouse lines of credit, mortgage loans held for investment, and collateral for CMOs of $4.8 million, $4.1 million, $1.7 million, $1.6 million and $1.5 million respectively, offset by a decrease of $766,000 in interest income earned on securitized master servicing fees.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $22.6 million and $21.0 million, resulting in an effective yield of 7.95% and 7.98% for the quarters ended June 30, 1996 and 1995, respectively.

Interest income earned on mortgage loans held for sale totaled $14.2 million and $10.1 million, resulting in an effective yield of 8.91% and 9.48% for the quarters ended June 30, 1996 and 1995, respectively. The average outstanding balance rose to $642.7 million for the quarter ended June 30, 1996 from $429.4 million for the quarter ended June 30, 1995.

Interest income on construction loans totaled $5.9 million and $1.1 million, with interest earned at an effective yield of 12.71% and 13.92% for the quarters ended June 30, 1996 and 1995, respectively.

Interest income earned on revolving warehouse lines of credit totaled $3.8 million and $2.1 million, at an effective yield of 8.74% and 9.61% for the quarters ended June 30, 1996 and 1995, respectively.

Interest income on collateral for CMOs was $6.0 million and $4.6 million for the quarters ended June 30, 1996 and 1995, respectively. The increase was primarily attributable to an increase in the average aggregate principal amount of collateral for CMOs outstanding to $319.7 million for the quarter ended June 30, 1996 compared to $222.1 million for the quarter ended June 30, 1995. This increase was offset by a decrease in the effective yield earned on the collateral for CMOs to 7.59% in the second quarter of 1996 from 8.24% in the second quarter of 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

Investments in securitized master servicing fees have characteristics comparable to "excess servicing" insofar as their value tends to decline as market interest rates decline and prepayment rates increase. Accordingly, the yield on such investments could decline considerably as a result of rapid actual or projected future prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such assets. In such a scenario, the Company would write down its securitized master servicing fees asset so that the remaining asset does not exceed the estimated present value of future net master servicing income. Gross master servicing income for CWM was $6.2 million and $7.2 million for the three months ended June 30, 1996 and 1995, respectively. This gross income was offset by amortization of the securitized master servicing fees of $3.9 million and $4.1 million, for the three months ended June 30, 1996 and 1995, respectively. As of June 30, 1996, securitized master servicing fees of $112.4 million were pledged to secure borrowings totaling $66.8 million.

INTEREST EXPENSE: For the quarters ended June 30, 1996 and 1995, total interest expense was $37.9 million and $31.2 million, respectively. This increase in interest expense of $6.7 million was due to an increase in interest expense on repurchase agreements and other credit facilities, senior unsecured notes and CMOs of $3.9 million, $1.4 million and $1.4 million, respectively.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $30.6 million for the quarter ended June 30, 1996, compared to $26.7 million for the quarter ended June 30, 1995. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $2.0 billion for the quarter ended June 30, 1996 compared to $1.6 billion for the quarter ended June 30, 1995. Such increase was offset by a decrease in the weighted average effective rate applicable to such indebtedness to 6.17% for the quarter ended June 30, 1996 from 6.80% for the quarter ended June 30, 1995.

Interest expense on senior unsecured notes totaled $1.4 million resulting in an effective rate of 9.22% for the second quarter of 1996. There were no senior unsecured notes outstanding during the second quarter of 1995.

Interest expense on CMOs was $5.9 million and $4.5 million for the quarters ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to an increase in average aggregate CMOs outstanding to $293.0 million for the quarter ended June 30, 1996 from $192.6 million for the quarter ended June 30, 1995, partially offset by a decrease in the effective rate on the CMOs to 8.12% in the first quarter of 1996 from 9.42% in the second quarter of 1995.

EQUITY IN EARNINGS OF INDY MAC: The 1996 second quarter earnings of $3.7 million for Indy Mac, in which CWM has a 99% economic interest, resulted principally from net interest income of $1.5 million and gain on sale of mortgage loans and securities of $11.5 million, offset by expenses of $6.6 million, management fee expense of $467,000, and income taxes of $2.7 million.

Indy Mac's net income related to securitized master servicing fees totaled $2.3 million during the second quarter of 1996, including gross income of $11.1 million, offset by amortization of the related asset balances of $8.8 million. Net income related to master servicing fees receivable totaled $438,000 during the second quarter of 1996, including gross income of $4.4 million offset by amortization of the related asset balances of $4.0 million.

During the second quarter of 1995, Indy Mac's earnings totaled $2.5 million which resulted principally from net interest income of $5.3 million and gain on sale of mortgage loans and securities of $5.1 million, offset by expenses of $5.2 million, management fee expense of $224,000 and income taxes of $1.8 million.

Indy Mac's net income related to securitized master servicing fees totaled $387,000 during the three months ended June 30, 1995, including gross income of $880,000 offset by amortization of $493,000. Net income related to master servicing fees receivable totaled $1.8 million during the three months ended June 30, 1995, including gross income of $3.7 million offset by amortization of the related asset balances of $1.9 million.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $1.8 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 is primarily the result of the increased personnel and expenses required to support the growth in the operations of CWM and its qualified REIT subsidiaries.

MANAGEMENT FEES: For the three months ended June 30, 1996, management fees were $2.1 million compared to $1.6 million for the three months ended June 30, 1995. The increase in the management fee of $467,000 was primarily due to an increase in incentive compensation for the second quarter of 1996, directly related to the increase in CWM's earnings in comparison to the second quarter of 1995. Regular management fees also increased due to increased average balances of CMW's mortgage loans held for investment and warehouse lines of credit.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

NET EARNINGS: CWM'S net earnings were $31.7 million or $0.72 per share, based on 43,877,750 weighted average shares outstanding for the six months ended June 30, 1996, compared to $22.2 million or $0.57 per share, based on 38,727,712 weighted average shares outstanding for the six months ended June 30, 1995.

The increase of $9.5 million in 1996 earnings resulted primarily from an increase in net interest income of $12.6 million and an increase of $5.3 million in equity in earnings from Indy Mac, offset by an increase of $3.7 million in the provision for loan losses and increases of $3.4 million and $1.8 million in salaries, general and administrative expenses and management fees, respectively.

INTEREST INCOME:   Total interest income was $116.2 million for the six months ended June 30, 1996 and $85.4 million for the six months ended June 30, 1995. This increase in interest income of $30.8 million is primarily due to an increase in interest on construction loans of $8.9 million with additional increases in mortgage loans held for investment, mortgage loans held for sale, warehouse lines of credit, and collateral for CMOs of $8.5 million, $7.5 million, $4.3 million and $2.1 million, respectively. Such increases were offset by a decrease of $1.2 million in interest earned on securitized master servicing fees.

Interest income on mortgage loans held for investment totaled $49.7 million and $41.2 million, resulting in an effective yield of 8.23% and 8.12%, for the six months ended June 30, 1996 and 1995, respectively. Interest income on mortgage loans held for sale totaled $28.2 million and $20.8 million, resulting in an effective yield of 8.80% and 9.47%, for the six months ended June 30, 1996 and 1995, respectively.

Interest income earned on revolving warehouse lines of credit totaled $7.7 million and $3.3 million with interest earned at an effective yield of 8.72% and 9.75% for the six month periods ended June 30, 1996 and 1995, respectively. Interest income on construction loans totaled $10.4 million and $1.5 million, with interest earned at an effective yield of 12.65% and 13.87% for the six month periods ended June 30, 1996 and 1995, respectively.

Interest income on collateral for CMOs was $11.4 million and $9.2 million for the six month periods ended June 30, 1996 and 1995, respectively. The increase was primarily attributable to an increase in the average aggregate principal amount of collateral for CMOs outstanding to $303.9 million for the six months ended June 30, 1996 compared to $224.9 million for the six month period ended June 30, 1995, offset by a decrease in the effective yield earned on the collateral for CMOs to 7.52% in the first half of 1996 from 8.29% in the first half of 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

SECURITIZED MASTER SERVICING FEES, NET: Gross master servicing income for CWM was $12.7 million and $13.6 million for the six months ended June 30, 1996 and 1995, respectively. This gross income was offset by amortization of the securitized master servicing fees of $7.9 million and $7.6 million, for the six months ended June 30, 1996 and 1995, respectively.

INTEREST EXPENSE: For the six months ended June 30, 1996 and 1995, total interest expense was $78.4 million and $60.2 million, respectively. This increase in interest expense of $18.2 million was due to an increase in interest expense on repurchase agreements and other credit facilities, senior unsecured notes and CMOs of $13.4 million, $2.7 million and $2.1 million, respectively.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $64.2 million for the six months ended June 30, 1996, compared to $50.8 million for the six months ended June 30, 1995. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $2.1 billion for the six months ended June 30, 1996 compared to $1.5 billion for the six months ended June 30, 1995, offset by a decrease in the weighted average effective rate applicable to such indebtedness to 6.28% for the six months ended June 30, 1996 from 6.75% for the six months ended June 30, 1995.

Interest expense on senior unsecured notes totaled $2.7 million resulting in an effective rate of 9.22% for the first half of 1996. There were no senior unsecured notes outstanding during the first half of 1995.

Interest expense on CMOs was $11.5 million and $9.4 million for the six months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to an increase in average aggregate CMOs outstanding to $278.3 million for the six months ended June 30, 1996 from $195.5 million for the six months ended June 30, 1995, partially offset by a decrease in the effective rate on the CMOs to 8.33% in the first half of 1996 from 9.69% in the first half of 1995.

EQUITY IN EARNINGS OF INDY MAC: Net earnings for Indy Mac for the six months ended June 30, 1996 of $7.3 million, in which CWM has a 99% economic interest, resulted principally from net interest income of $4.3 million and gain on sale of mortgage loans and securities of $20.9 million, offset by expenses of $12.2 million, management fee expense of $910,000, and income taxes of $5.5 million.

Indy Mac's net income related to securitized master servicing fees totaled $4.2 million during the first six months of 1996, including gross income of $20.5 million offset by amortization of the related asset balances of $16.3 million. Net income related to master servicing fees receivable totaled $1.2 million during the first six months of 1996, including gross income of $8.9 million offset by amortization of the related asset balances of $7.7 million.

During the first six months of 1995, Indy Mac earnings totaled $1.9 million which resulted principally from net interest income of $9.5 million, gain on sale of mortgage loans and securities of $4.3 million, expenses of $9.6 million, management fee expense of $232,000 and income taxes of $1.4 million.

Indy Mac's income related to net securitized master servicing fees totaled $387,000 during the first six months of 1995, including gross income of $880,000 offset by amortization of 493,000. Net income related to master servicing fees receivable totaled $3.0 million during the first six months of 1995, including gross income of $6.1 million offset by amortization of the related asset balance of $3.1 million.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $3.4 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 is primarily the result of an increase in personnel and expenses required to support the growth in the operations of CWM and its qualified REIT subsidiaries.

MANAGEMENT FEES: For the six months ended June 30, 1996, management fees were $4.1 million compared to $2.3 million for the six months ended June 30, 1995. The increase in the management fee of $1.8 million was primarily due to an increase in incentive compensation for the first six months of 1996, directly related to the increase in CWM's earnings in comparison to the first six months of 1995. Regular management fees also increased due to increased average balances of CWM's mortgage loans held for investment and warehouse lines of credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMOs, repurchase agreements, bank debt, other borrowings and common stock to meet its working capital needs. In addition, in connection with its mortgage conduit operations, Indy Mac issues REMIC securities to help meet such needs.

During the first six months of 1996 the Company raised $43.3 million of new capital primarily through the optional cash investment feature of CWM's Dividend Reinvestment and Stock Purchase Plan.

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

EFFECT OF INTEREST RATE CHANGES

The Company's earnings may be affected by changes in interest rates in a variety of ways. For example, higher interest rates may depress the market value of the Company's investment portfolio if the yield on such holdings does not keep pace with increases in interest rates. Decreased market values could require the Company to borrow additional funds and pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other long-term debt securities. Increases in short-term borrowing rates relative to rates earned on holdings that have not been financed to maturity may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which is designed to mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgages prepay. A decrease in the rate of prepayments may lengthen the estimated average lives of the underlying mortgages supporting securitized master servicing fees and master servicing fees receivable and classes of the CMOs issued by the Company and may result in higher residual cash flows from such assets than would otherwise have been obtained. However, higher rates of interest may also discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company's mortgage conduit operations or financed through the Company's construction and warehouse lending operations.

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

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the annual meeting of CWM's stockholders held on May 29, 1996, the stockholders voted to re-elect CWM's directors. The votes cast in this regard were as follows: David S. Loeb - 40,355,687 for and 368,017 withheld; Angelo R. Mozilo - 40,349,391 for and 374,313 withheld; Lyle E. Gramley - 40,441,013 for and 282,691 withheld; Thomas J. Kearns - 40,450,513 for and 273,191 withheld; and Frederick J. Napolitano - 40,445,963 for and 277,741 withheld. In addition, the stockholders voted to approve the CWM 1996 Stock Incentive Plan, which was adopted by the Board of Directors on April 1, 1996. The votes cast on this proposal were as follows: 17,015,232 in favor; 5,869,111 opposed; 1,212,048 abstaining; and 16,627,313 broker non-vote. Finally, the stockholders voted to ratify the selection of Grant Thornton LLP as CWM's independent certified public accountants for the fiscal year ending December 31, 1996. The votes cast on this proposal were as follows: 40,257,389 in favor; 162,583 opposed; 303,732 abstaining; and 0 broker non-vote.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     Exhibits
     --------

     4 1996 Stock Incentive Plan adopted May 29, 1996 (Incorporated by reference to Exhibit 4 to CWM's Form S-8 filed with the SEC on July 26, 1996).

     10.1  Amended Compensation Plan for Richard Wohl effective January 1, 1996.
     10.2 1996 Amended and Extended Loan Purchase and Administrative Services Agreement dated as of June 1, 1996 by and between CWM Mortgage Holdings, Inc. and Countrywide Home Loans Inc.
     10.3 1996 Amended and Extended Management Agreement extended as of June 1, 1996 by between CWM Mortgage Holdings Inc. and Countrywide Asset Management Corporation.



     27    Financial Data Schedule


     Reports on Form 8-K.
     --------------------

        None

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 14, 1996.



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