Form 10-Q
period 1996-09-30
CWM MORTGAGE HOLDINGS INC
filed 1996-11-14
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

                         Commission File Number 1-8972

                          CWM MORTGAGE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                         DELAWARE                                                          95-3983415
(State or other jurisdiction of incorporation or organization)           (I. R. S. Employer Identification No.)

        35 NORTH LAKE AVENUE, PASADENA, CALIFORNIA                                         91101-1857
         (Address of principal executive offices)                                          (Zip Code)


       Registrant's telephone number, including area code (800) 669-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes  X    No
                                        ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock outstanding as of September 30, 1996:  47,315,394 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)


                                                                                 September 30, 1996         December 31, 1995
                                                                                 ------------------         -----------------
                                                                                    (Unaudited)
ASSETS

Mortgage assets
  Mortgage loans held for investment, net                                         $1,074,337                 $1,424,583
  Mortgage loans held for sale - prime                                               424,646                    379,363
  Mortgage loans held for sale - subprime                                            145,079                     30,221
  Manufactured housing loans held for sale                                            69,421                         -
  Construction loans receivable, net                                                 337,009                    129,323
  Collateral for CMOs                                                                297,436                    184,111
  Securitized master servicing fees                                                  117,472                    120,281
  Mortgage securities available for sale                                              11,774                         -
Revolving warehouse lines of credit, net                                             187,529                    190,705
Investment in and advances to Indy Mac                                               115,938                    145,537
Cash and cash equivalents                                                              6,738                      8,049
Other assets                                                                          35,876                     31,440
                                                                                  ----------                 ----------
    Total assets                                                                  $2,823,255                 $2,643,613
                                                                                  ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                                 $2,042,355                 $2,037,834
Collateralized mortgage obligations                                                  272,640                    164,760
Senior unsecured notes                                                                59,728                     59,649
Accounts payable and accrued liabilities                                              24,334                     18,386
                                                                                  ----------                 ----------
    Total liabilities                                                              2,399,057                  2,280,629

Commitments and contingencies                                                             -                          -

Shareholders' equity

  Common stock - authorized, 100,000,000 shares of
   $.01 par value; issued and outstanding, 47,315,394 shares
   at September 30, 1996 and 42,413,842 at December 31, 1995                             473                        424
  Additional paid-in capital                                                         433,072                    353,965
  Net unrealized gain (loss) on available-for-sale mortgage securities;
   held by Indy Mac                                                                  (11,745)                     7,845
   held by CWM                                                                           104
  Cumulative earnings                                                                199,765                    150,148
  Cumulative distributions to shareholders                                          (197,471)                  (149,398)
                                                                                  ----------                 ----------
    Total shareholders' equity                                                       424,198                    362,984
                                                                                  ----------                 ----------
  Total liabilities and shareholders' equity                                      $2,823,255                 $2,643,613
                                                                                  ==========                 ==========

  The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)
(Unaudited)


                                                                  Quarter Ended September 30,        Nine Months Ended September 30,
                                                                  ---------------------------        -------------------------------
                                                                      1996           1995                1996              1995
                                                                  -----------     -----------        -----------       -------------

REVENUES

   Interest income
     Mortgage loans held for investment                            $   22,039      $   26,849         $   71,749       $   68,033
     Mortgage loans held for sale                                      15,837           8,313             43,909           29,083
     Manufactured housing loans held for sale                           1,198              -               1,349               -
     Construction loans                                                 8,294           1,911             18,716            3,421
     Collateral for CMOs                                                5,753           4,191             17,121           13,434
     Securitized master servicing fees, net                             2,759           2,246              7,556            8,257
     Revolving warehouse lines of credit                                3,860           3,254             11,510            6,596
     Advances to Indy Mac                                               1,837           1,380              5,743            4,683
     Other                                                                116             118                256              182
                                                                   ----------      ----------         ----------       ----------
       Total interest income                                           61,693          48,262            177,909          133,689

   Interest expense
     Repurchase agreements and other credit facilities                 32,594          31,253             96,744           82,070
     Collateralized mortgage obligations                                5,658           4,206             17,183           13,602
     Senior unsecured notes                                             1,374              -               4,121               -
                                                                   ----------      ----------         ----------       ----------
       Total interest expense                                          39,626          35,459            118,048           95,672
                                                                   ----------      ----------         ----------       ----------

         Net interest income                                           22,067          12,803             59,861           38,017

   Provision for loan losses                                            3,924           1,082              8,973            2,399
                                                                   ----------      ----------         ----------       ----------

         Net interest income after provision for loan losses           18,143          11,721             50,888           35,618

   Equity in earnings of Indy Mac                                       4,877           4,435             12,068            6,305
   Other, net                                                             662             296              1,782              841
                                                                   ----------      ----------         ----------       ----------
         Net revenues                                                  23,682          16,452             64,738           42,764

EXPENSES

   Salaries, general and administrative                                 3,436           1,184              8,622            2,951
   Management fees to affiliate                                         2,356           1,777              6,499            4,130
                                                                   ----------      ----------         ----------       ----------
         Total expenses                                                 5,792           2,961             15,121            7,081
                                                                   ----------      ----------         ----------       ----------

NET EARNINGS                                                       $   17,890      $   13,491         $   49,617       $   35,683
                                                                   ==========      ==========         ==========       ==========

EARNINGS PER SHARE                                                 $     0.39      $     0.33         $     1.11       $     0.91
                                                                   ==========      ==========         ==========       ==========

Weighted average shares outstanding                                46,206,369      40,634,237         44,649,235       39,370,204

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                     ------------------------------------
                                                                                          1996                 1995
                                                                                     ---------------      ---------------

Cash flows from operating activities:
 Net earnings                                                                          $    49,617          $    35,683
 Adjustments to reconcile net earnings
  to net cash (used in) operating activities:
    Amortization and depreciation                                                           16,262               13,193
    Provision for loan losses                                                                8,973                2,399
    Equity in earnings of Indy Mac                                                         (12,068)              (6,305)
    Purchases of mortgage loans held for sale                                           (3,008,820)          (3,008,363)
    Principal repayments and proceeds from sale of mortgage loans                        2,841,440            2,939,883
    Purchases of manufactured housing loans held for sale                                   78,053                   -
    Principal repayments on manufactured housing loans held for sale                         8,632                   -
    Change in accrued income and expense                                                     6,056                5,605
                                                                                       -----------          -----------
    Net cash (used in) operating activities                                               (167,960)             (17,905)

Cash flows from investing activities:
 Collateral for CMOs:
  Principal payments on collateral                                                          38,171               21,210
  Proceeds from sale of collateral                                                              -                 9,205
  Net change in GICs held by trustees                                                          241                  974
                                                                                       -----------          -----------
                                                                                            38,412               31,389

 Purchases of mortgage loans held for investment                                           (45,910)            (157,529)
 Principal payments on mortgage loans held for investment                                  231,033               88,734
 Investment in securitized master servicing fees                                            (7,849)             (19,117)
 Investment in mortgage securities                                                         (11,670)                  -
 Net (increase) decrease in revolving warehouse lines of credit                              2,727              (73,889)
 Net increase in construction loans receivable                                            (208,612)             (65,183)
 Investment in Indy Mac                                                                         -               (15,841)
 Advances to Indy Mac, net of cash repayments                                               22,075              (43,570)
 Increase (decrease) in other assets                                                         1,860               (2,992)
                                                                                       -----------          -----------
    Net cash provided by (used in) investing activities                                     22,066             (257,998)

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                                     146,152                   -
  Principal payments on securities                                                         (39,826)             (21,824)
  Redemption of CMO                                                                             -                (9,022)
                                                                                       -----------          -----------
                                                                                           106,326              (30,846)

 Net borrowings (repayments) on repurchase agreements and other credit facilities            4,521              279,176
 Net proceeds from issuance of common stock                                                 79,156               74,058
 Cash dividends paid                                                                       (48,073)             (34,001)
 Increase (decrease) in other liabilities                                                    2,653                2,219
                                                                                       -----------          -----------
    Net cash provided by financing activities                                              144,583              290,606
                                                                                       -----------          -----------

Net increase (decrease) in cash and cash equivalents                                        (1,311)              14,703
Cash and cash equivalents at beginning of period                                             8,049                2,605
                                                                                       -----------          -----------
Cash and cash equivalents at end of period                                             $     6,738          $    17,308
                                                                                       ===========          ===========
 Supplemental cash flow information:
    Cash paid for interest                                                             $   115,815          $    86,800
                                                                                       ===========          ===========
 Supplemental disclosure of non-cash activity:
    $154.6 million of mortgage loans held for investment were transferred to collateral for CMOs in 1996 in association with the issuance of a CMO.

The accompanying notes are an integral part of these statements.

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

All significant intercompany balances and transactions have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the period ended September 30, 1995 to conform to the September 30, 1996 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in CWM's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ALLOWANCE FOR CREDIT LOSSES

During the nine months ended September 30, 1996, CWM added $9.0 million to its allowance for credit losses. The allowance for credit losses totaled $11.8 million at September 30, 1996, and includes reserves for mortgage loans held for investment, construction loans and warehouse lines of credit in the amounts of $9.0 million, $1.7 million and $1.1 million, respectively. CWM recorded chargeoffs of $1.5 million and $42,000 during the nine months ended September 30, 1996 and 1995, respectively.

NOTE C - MORTGAGE SECURITIES AVAILABLE-FOR-SALE

During the third quarter of 1996, CWM invested in mortgage securities available-for-sale consisting of non-rated subordinated securities issued by Indy Mac and inverse floater securities. Contractural maturities range from 10 to 30 years. The mortgage securities are carried at estimated fair market value and reflect gross unrealized gains of $169,000 and gross unrealized losses of $65,000 at September 30, 1996.

NOTE D - INVESTMENT IN INDY MAC (Unaudited)
-------------------------------------------

Summarized financial information for Indy Mac follows (in thousands).


                                                           September 30, 1996   December 31, 1995
                                                           --------------------------------------

Mortgage loans held for sale, net                                    $ 68,832            $ 92,088
Mortgage securities available-for-sale                                300,368             350,752
Securitized master servicing fees                                     209,624             116,851
Master servicing fees receivable                                       43,650              36,570
Other assets                                                           30,820              22,953
                                                                     ----------------------------
    Total assets                                                     $653,294            $619,214
                                                                     ============================

Repurchase agreements and other credit facilities                    $505,795            $441,305
Due to CWM                                                             61,517              83,592
Other liabilities                                                      31,011              31,746
Shareholders' equity                                                   54,971              62,571
                                                                     ----------------------------
    Total liabilities and
        shareholders' equity                                         $653,294            $619,214
                                                                     ============================

                                                                  Quarter ended                     Nine months ended
                                                                  September 30,                       September 30,
                                                                -------------------                -------------------
                                                                   1996        1995                    1996       1995
                                                                -------------------                -------------------
Interest income
   Mortgage loans held for sale                                 $   605    $  8,693                $  2,912    $33,975
   Mortgage securities available-for-sale                         6,559       5,372                  21,969     13,445
   Securitized master servicing fees, net                         4,061       1,307                   8,262      1,694
   Master servicing fees receivable, net                          2,353       1,630                   3,538      4,655
                                                                -------------------                -------------------
          Total interest income                                  13,578      17,002                  36,681     53,769

Interest expense                                                  9,172      11,713                  28,027     39,020
                                                                -------------------                -------------------

          Net interest income                                     4,406       5,289                   8,654     14,749

Provision for loan losses                                             -         767                       -      1,417
                                                                -------------------                -------------------
          Net interest income after
               provision for loan losses                          4,406       4,522                   8,654     13,332

Gain on sale of mortgage loans and securities                    11,807       9,133                  32,664     13,393
Other                                                               586           -                   1,312          -
                                                                -------------------                -------------------
          Net revenues                                           16,799      13,655                  42,630     26,725

Salaries, general and administrative expense                      7,740       5,297                  19,908     14,878

Management fees to affiliate                                        470         463                   1,381        695
                                                                -------------------                -------------------
          Total expenses                                          8,210       5,760                  21,289     15,573
                                                                -------------------                -------------------
Earnings before income tax provision                              8,589       7,895                  21,341     11,152
Income tax provision                                              3,663       3,416                   9,151      4,784
                                                                -------------------                -------------------

Net earnings                                                    $ 4,926    $  4,479                $ 12,190    $ 6,368
                                                                ===================                ===================

Allowance for Credit Losses.   Indy Mac's allowance for credit losses related to
mortgage loans held for sale totaled $1.8 million at September 30, 1996. Indy Mac recorded chargeoffs of $18,000 and $376,000 during the nine months ended September 30, 1996 and 1995, respectively.

Mortgage Securities Available-For-Sale. Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only and interest-only securities and inverse floater securities. The majority of such securities were retained upon Indy Mac's issuance of REMIC securities. Contractual maturities on the mortgage securities range from 10 to 30 years. Following is the estimated fair value of Indy Mac's mortgage securities as of September 30, 1996 and December 31, 1995 (in thousands):

                                    ESTIMATED     GROSS        GROSS
                        AMORTIZED     FAIR      UNREALIZED   UNREALIZED
                          COST        VALUE       GAINS        LOSSES
                        ---------   ---------   ----------   ----------
September 30, 1996       $320,823    $300,368      $ 9,592      $30,047
                         ==============================================

December 31, 1995        $337,088    $350,752      $17,158      $ 3,494
                         ==============================================

During the quarter ended September 30, 1996, Indy Mac sold mortgage securities classified as available-for-sale with an amortized cost of $88.5 million (based upon specific identification) for proceeds of $87.9 million, resulting in gross realized gains of $1.8 million and gross realized losses of $2.4 million. For the nine month period ended September 30, 1996, Indy Mac sold mortgage securities available-for-sale with an amortized cost of $202.0 million for proceeds of $204.6 million, resulting in a net gain of $2.6 million. This net gain was comprised of gross realized gains and gross realized losses of $7.0 million and $4.4 million, respectively. The estimated fair market value as of September 30, 1996 in the above table reflects increases in market interest rates during the first nine months of 1996, combined with lower expectations of prepayment rates.

As of September 30, 1996, all of Indy Mac's mortgage securities were pledged as collateral under repurchase agreements.

NOTE E - SUBSEQUENT EVENTS

On October 17, 1996, the Board of Directors declared a cash dividend of $0.39 per share to be paid on December 2, 1996 to shareholders of record on October 28, 1996.

On November 4, 1996, CWM announced that it has reached a preliminary understanding with Countrywide Credit Industries, Inc. (CCR) to acquire the operations and employees of Countrywide Asset Management Corp. (CAMC), a wholly-owned subsidiary of CCR and the Company's manager. CAMC currently manages CWM and Indy Mac pursuant to a management contract, and all personnel deployed to work on CWM's business affairs are currently employed by CAMC.

The proposed transaction is structured as a merger of CAMC with and into CWM with CCR to receive approximately 3.6 million newly issued common shares of CWM, subject to certain adjustments (which equates to a dollar value of approximately $75.0 million based on certain recent closing prices of CWM's common stock). If a definitive agreement is executed and the transaction is consummated, CCR will become CWM's largest single shareholder, with an equity interest of approximately 10 percent. The basic terms of the transaction have been approved by a special committee consisting of CWM's unaffiliated directors, and assuming execution of a definitive agreement, it is expected that the transaction will be presented for approval at a special meeting of CWM's shareholders' in early 1997 following the filing and distribution of a proxy statement.

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

The Company's conduit operations were expanded during 1995 through the commencement of operations of two divisions of Indy Mac: the Subprime Mortgage Division and the Manufactured Housing Division The Subprime Mortgage Division was formed to purchase, securitize and sell subprime mortgage loans (i.e., "B through D paper" mortgages). The Manufactured Housing Division was formed to facilitate the purchase or origination, securitization and sale of consumer and mortgage loans secured by manufactured housing.

The Company's principal sources of income from its conduit operations are gains recognized on the sale or securitization of loans, the net spread between interest earned on loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, the net interest earned on the Company's mortgage securities, and master servicing fee income.

In addition to its conduit operations, the Company earns fee income and net interest income through its portfolio of mortgage loans held for investment and its construction and warehouse lending programs. The construction lending operation consists of two distinct divisions: (i) the Builder Division, which provides subdivision construction, builder custom home and model home financing on a nationwide basis to builders, and (ii) the Consumer Division, which provides construction-to-permanent financing, home improvement loans and lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences. The Company's warehouse lending operation provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans, and has provided financing for the retention, acquisition or sale of servicing rights and the carrying of mortgage loans pending foreclosure and/or repurchase from an investor.

In the first quarter of 1996, Indy Mac purchased Guaranty Asset Protection Services (GAPS), a mortgage fraud detection company located in West Hills, California. The acquisition of GAPS will allow the Company to help prevent fraud on its existing purchase volume as well as offer fraud detection services to the Company's base of customers and other entities.

FINANCIAL CONDITION

CONDUIT OPERATIONS: During the first nine months of 1996, CWM purchased $3.1 billion of non-conforming mortgage loans, including $319.2 million of subprime mortgage loans. In addition, the company purchased $78.1 million of manufactured housing loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through Indy Mac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through CWM, invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During the first nine months of 1996, Indy Mac sold $2.6 billion of its prime mortgage loans through the issuance of eleven series of multiple-class MBS in the form of REMIC securities. In addition, Indy Mac's Subprime Mortgage Division sold $202 million of mortgage loans in the form of REMIC securities and $9.9 million of mortgage loans in the form of a whole loan transaction. At September 30, 1996, the Company was committed to purchase $540.6 million of mortgage loans from various mortgage originators. The Indy Mac master servicing portfolio at September 30, 1996 had an aggregate outstanding principal balance of $10.9 billion with a weighted average coupon of 8.48%.

MORTGAGE LOANS HELD FOR INVESTMENT:   The $1.1 billion portfolio of mortgage
loans held for investment at September 30, 1996 consisted of $760.8 million of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods, $179.9 million of mortgage loans which have a fixed rate for a period of three to ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually, and $142.7 million of fixed-rate mortgage loans. The weighted average coupon of mortgage loans held for investment at
September 30, 1996 was 8.87%.   The Company finances mortgage loans held for
investment with repurchase agreements and other credit facilities which reprice at intervals ranging from overnight to 8 months as of September 30, 1996. The Company also utilizes interest rate swap agreements to manage interest rate exposure on its portfolio of mortgage loans held for investment. The allowance for losses related to mortgage loans held for investment totaled $9.0 million at September 30, 1996. Chargeoffs related to mortgage loans held for investment totaled $1.5 million for the nine months ended September 30, 1996.

CONSTRUCTION LENDING OPERATIONS: At September 30, 1996, the Builder Division had net loan outstandings totaling $249.6 million, with $321.1 million of remaining commitments, to fund subdivision and builder custom home loans. The Consumer Division had net loan outstandings at September 30, 1996 totaling $87.4 million with remaining commitments to fund construction-to-permanent and home improvement loans of $58.9 million. The allowance for losses related to construction loans totaled $1.7 million at September 30, 1996. There were no chargeoffs against such allowance during the nine months ended September 30, 1996. The Company had outstanding borrowings totaling $86.9 million at September 30, 1996 under a revolving credit facility associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS: At September 30, 1996, CWM had extended committed warehouse and related lines of credit in an aggregate committed amount of $535.2 million, of which $187.5 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $1.1 million at September 30, 1996. There were no chargeoffs against such allowance during the nine months ended September 30, 1996. Repurchase agreements associated with CWM's financing of these lines of credit totaled $159.5 million at September 30, 1996.

CMO PORTFOLIO: As of September 30, 1996, the CMO Portfolio was comprised of 12 series of CMOs. Collateral for CMOs increased to $297.4 million at September 30, 1996 from $184.1 million at December 31, 1995. This increase of $113.3 million is primarily the result of the addition of $154.6 million of collateral related to the issuance of a CMO in January 1996, offset by repayments (including prepayments and premium and discount amortization) of $38.2 million, a decrease in guaranteed investment contracts ("GICs") held by trustees of $241,000 and a decrease in accrued interest receivable of $2.9 million. The fair value of the collateral for CMOs totaled $286.5 million and $185.2 million at September 30, 1996 and December 31, 1995, respectively. CWM's CMOs outstanding increased to $272.6 million at September 30, 1996 from $164.8 million at December 31, 1995. This increase of $107.8 million resulted from issuance proceeds of $146.1 million in January 1996, offset by principal payments and discount amortization on CMOs of $39.8 million and an increase in accrued interest payable on CMOs of $1.5 million.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

NET EARNINGS: CWM's net earnings were $17.9 million or $0.39 per share, based on 46,206,369 weighted average shares outstanding for the quarter ended September 30, 1996, compared to $13.5 million or $0.33 per share, based on 40,634,237 weighted average shares outstanding for the quarter ended September 30, 1995.

The increase of $4.4 million in third quarter earnings resulted primarily from an increase in net interest income of $9.3 million and an increase of $442,000 in equity in earnings from Indy Mac, offset by an increase of $2.8 million, $2.3 million and $579,000 in the provision for loan losses, salaries, general and administrative expenses and management fees, respectively.

INTEREST INCOME: Total interest income was $61.7 million for the quarter ended September 30, 1996 and $48.3 million for the quarter ended September 30, 1995. The increase in interest income of $13.4 million is primarily due to increases in interest earnings on mortgage loans held for sale, construction loans, collateral for CMOs, and manufactured housing loans, of $7.5 million, $6.4 million, $1.6 million and $1.2 million, respectively, offset by a decrease of $4.8 million in interest income earned on mortgage loans held for investment.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $22.0 million and $26.8 million, resulting in effective yields of 8.11% and 7.92% for the quarters ended September 30, 1996 and 1995, respectively. The average outstanding balance of such loans declined to $1.1 billion for the third quarter of 1996 from $1.3 billion during the third quarter of 1995.

Interest income earned on mortgage loans held for sale totaled $15.8 million and $8.3 million, resulting in effective yields of 8.61% and 9.00% for the quarters ended September 30, 1996 and 1995, respectively. The average outstanding balance of such loans rose to $731.6 million for the quarter ended September 30, 1996 from $366.5 million for the quarter ended September 30, 1995.

Interest income on construction loans totaled $8.3 million and $1.9 million, with interest earned at effective yields of 12.60% and 13.40%, for the quarters ended September 30, 1996 and 1995, respectively. The average outstanding balance of such loans increased to $261.9 million during the third quarter of 1996 from $56.6 million during the third quarter of 1995.

Interest income earned on revolving warehouse lines of credit totaled $3.8 million and $3.3 million, at effective yields of 9.12% and 9.55%, for the quarters ended September 30, 1996 and 1995, respectively.

Interest income on manufactured housing loans held for sale totaled $1.2 million during the three months ended September 30, 1996 at an effective yield of 9.15 percent. The company did not purchase or originate manufactured housing loans during 1995.

Interest income on collateral for CMOs was $5.8 million and $4.2 million for the quarters ended September 30, 1996 and 1995, respectively. The increase was primarily attributable to an increase in the average aggregate principal amount of collateral for CMOs outstanding to $301.2 million for the quarter ended September 30, 1996 compared to $210.4 million for the quarter ended September 30, 1995. This increase was offset by a decrease in the effective yield earned on the collateral for CMOs to 7.60% in the third quarter of 1996 from 7.90% in the third quarter of 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio, the delay in the receipt of prepayments and the temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

Investments in securitized master servicing fees have characteristics comparable to "excess servicing" insofar as their value tends to decline as market interest rates decline and prepayment rates increase. Accordingly, the yield on such investments could decline considerably as a result of rapid actual or projected future prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such assets. In such circumstances, the Company would write down its securitized master servicing fees asset so that the remaining asset does not exceed the estimated present value of future net master servicing income. Gross master servicing income for CWM was $6.6 million and $6.8 million for the three months ended September 30, 1996 and 1995, respectively. This gross income was offset by amortization of the securitized master servicing fees of $3.8 million and $4.6 million for the three months ended September 30, 1996 and 1995, respectively. As of September 30, 1996, securitized master servicing fees of $117.5 million were pledged to secure borrowings totaling $74.1 million.

INTEREST EXPENSE: For the quarters ended September 30, 1996 and 1995, total interest expense was $39.6 million and $35.5 million, respectively. This increase in interest expense of $4.1 million was due to an increase in interest expense on repurchase agreements and other credit facilities, senior unsecured notes and CMOs of $1.3 million, $1.4 million and $1.4 million, respectively.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $32.6 million for the quarter ended September 30, 1996, compared to $31.3 million for the quarter ended September 30, 1995. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $2.1 billion for the quarter ended September 30, 1996 compared to $1.9 billion for the quarter ended September 30, 1995. Such increase was offset by a decrease in the weighted average effective rate applicable to such indebtedness to 6.18% for the quarter ended September 30, 1996 from 6.70% for the quarter ended September 30, 1995.

Interest expense on senior unsecured notes totaled $1.4 million resulting in an effective rate of 9.22% for the third quarter of 1996. There were no senior unsecured notes outstanding during the third quarter of 1995.

Interest expense on CMOs was $5.7 million and $4.2 million for the quarters ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to an increase in average aggregate CMOs outstanding to $276.9 million for the quarter ended September 30, 1996 from $179.6 million for the quarter ended September 30, 1995, offset by a decrease in the effective rate on the CMOs to 8.13% in the third quarter of 1996 from 9.29% in the third quarter of 1995.

EQUITY IN EARNINGS OF INDY MAC: The 1996 third quarter earnings of $4.9 million for Indy Mac, in which CWM has a 99% economic interest, resulted principally from net interest income of $4.4 million and gain on sale of mortgage loans and securities of $11.8 million, offset by salaries, general and administrative expenses of $8.2 million; management fees of $470,000; and income taxes of $3.7 million.

Indy Mac's net income related to securitized master servicing fees totaled $4.1 million during the third quarter of 1996, including gross income of $13.5 million, offset by amortization of the related asset balances of $9.4 million. Net income related to master servicing fees receivable totaled $2.4 million during the third quarter of 1996, including gross income of $5.7 million offset by amortization of the related asset balances of $3.3 million.

During the third quarter of 1995, Indy Mac's earnings totaled $4.5 million which resulted principally from net interest income of $5.3 million and gain on sale of mortgage loans and securities of $9.1 million, offset by salaries, general and administrative expenses of $5.8 million, management fees of $463,000 and income taxes of $3.4 million.

Indy Mac's net income related to securitized master servicing fees totaled $1.3 million during the three months ended September 30, 1995, including gross income of $3.6 million offset by amortization of $2.3 million. Net income related to master servicing fees receivable totaled $1.6 million during the three months ended September 30, 1995, including gross income of $3.2 million offset by amortization of the related asset balances of $1.6 million.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $2.3 million for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 is primarily the result of the increased personnel and expenses required to support the growth in the operations of CWM and its qualified REIT subsidiaries.

MANAGEMENT FEES: For the three months ended September 30, 1996, management fees were $2.4 million compared to $1.8 million for the three months ended September 30, 1995. The increase in the management fees was primarily due to an increase in incentive compensation for the manager for the third quarter of 1996, directly related to the increase in CWM's earnings in comparison to the third quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

NET EARNINGS: CWM's net earnings were $49.6 million or $1.11 per share, based on 44,649,235 weighted average shares outstanding for the nine months ended September 30, 1996, compared to $35.7 million or $0.91 per share, based on 39,370,204 weighted average shares outstanding for the nine months ended September 30, 1995.

The increase of $13.9 million in 1996 earnings resulted primarily from an increase in net interest income of $21.8 million and an increase of $5.8 million in equity in earnings from Indy Mac, offset by increases of $6.6 million, $5.7 million and $2.4 million in the provision for loan losses, salaries, general and administrative expenses and management fees, respectively.

INTEREST INCOME:   Total interest income was $177.9 million for the nine months ended September 30, 1996 and $133.7 million for the nine months ended September 30, 1995. This increase in interest income of $44.2 million is primarily due to increases in interest earnings on construction loans and mortgage loans held for sale of $15.3 million and $14.8 million, respectively with additional increases in warehouse lines of credit, mortgage loans held for investment, and collateral for CMOs of $4.9 million, $3.7 million and $3.7 million, respectively. Such increases were offset by a decrease of $701,000 in interest earned on securitized master servicing fees.

Interest income on mortgage loans held for investment totaled $71.7 million and $68.0 million, resulting in effective yields of 8.19% and 8.05% for the nine months ended September 30, 1996 and 1995, respectively. Average outstanding balances of mortgage loans held for investment increased to $1.2 billion for the nine months ended September 30, 1996 from $1.1 billion for the comparable 1995 period.

Interest income on mortgage loans held for sale totaled $43.9 million and $29.1 million, resulting in effective yields of 8.73% and 9.32% for the nine months ended September 30, 1996 and 1995, respectively. The average outstanding balances of mortgage loans held for sale increased to $671.9 for the nine month period ended September 30, 1996 from $417.1 million for the comparable 1995 period.

Interest income on construction loans totaled $18.7 million and $3.4 million, with interest earned at effective yields of 12.64% and 13.65% for the nine month periods ended September 30, 1996 and 1995, respectively. Average outstanding balances on construction loans increased to $197.7 million during the nine months ended September 30, 1996 from $33.5 million during the comparable 1995 period.

Interest income earned on revolving warehouse lines of credit totaled $11.5 million and $6.6 million with interest earned at effective yields of 8.85% and 9.68% for the nine month periods ended September 30, 1996 and 1995, respectively.

Interest income on collateral for CMOs was $17.1 million and $13.4 million for the nine month periods ended September 30, 1996 and 1995, respectively. The increase was primarily attributable to an increase in the average aggregate principal amount of collateral for CMOs outstanding to $303.0 million for the nine months ended September 30, 1996 from $220.1 million for the nine month period ended September 30, 1995, offset by a decrease in the effective yields earned on the collateral for CMOs to 7.55% in the third quarter of 1996 from 8.16% in the third quarter of 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio, the delay in the receipt of prepayments and the temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

SECURITIZED MASTER SERVICING FEES, NET: Gross master servicing income for CWM was $19.2 million and $20.5 million for the nine months ended September 30, 1996 and 1995, respectively. This gross income was offset by amortization of the securitized master servicing fees of $11.7 million and $12.3 million, for the nine months ended September 30, 1996 and 1995, respectively.

INTEREST EXPENSE: For the nine months ended September 30, 1996 and 1995, total interest expense was $118.1 million and $95.7 million, respectively. This increase in interest expense of $22.4 million was due to an increase in interest expense on repurchase agreements and other credit facilities, senior unsecured notes and CMOs of $14.7 million, $3.6 million and $4.1 million, respectively.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $96.7 million for the nine months ended September 30, 1996, compared to $82.1 million for the nine months ended September 30, 1995. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $2.1 billion for the nine months ended September 30, 1996 compared to $1.6 billion for the nine months ended September 30, 1995, offset by a decrease in the weighted average effective rate applicable to such indebtedness to 6.24% for the nine months ended September 30, 1996 from 6.75% for the nine months ended September 30, 1995.

Interest expense on senior unsecured notes totaled $4.1 million resulting in an effective rate of 9.22% for the nine months ended September 30, 1996. There were no senior unsecured notes outstanding during the nine months ended September 30, 1995.

Interest expense on CMOs was $17.2 million and $13.6 million for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to an increase in average aggregate CMOs outstanding to $277.8 million for the nine months ended September 30, 1996 from $190.2 million for the nine months ended September 30, 1995, partially offset by a decrease in the effective rate on the CMOs to 8.26% in the nine months ended September 30, 1996 from 9.56% in the nine months ended September 30, 1995.

EQUITY IN EARNINGS OF INDY MAC: Net earnings for Indy Mac for the nine months ended September 30, 1996 of $12.2 million, in which CWM has a 99% economic interest, resulted principally from net interest income of $8.7 million and gain on sale of mortgage loans and securities of $32.7 million, offset by salaries, general and administrative expenses of $19.9 million; management fees of $1.4 million; and income taxes of $9.2 million.

Indy Mac's net income related to securitized master servicing fees totaled $8.3 million during the first nine months of 1996, including gross income of $33.9 million offset by amortization of the related asset balances of $25.6 million. Net income related to master servicing fees receivable totaled $3.5 million during the first nine months of 1996, including gross income of $11.0 million offset by amortization of the related asset balances of $7.5 million.

During the first nine months of 1995, Indy Mac earnings totaled $6.4 million which resulted principally from net interest income of $14.7 million, and gain on sale of mortgage loans and securities of $13.4 million offset by salaries, general and administrative expenses of $14.9 million, management fees of $695,000 and income taxes of $4.8 million.

Indy Mac's net income related to securitized master servicing fees totaled $1.7 million during the first nine months of 1995, including gross income of $4.5 million offset by amortization of $2.8 million. Net income related to master servicing fees receivable totaled $4.7 million during the first nine months of 1995, including gross income of $9.3 million offset by amortization of the related asset balances of $4.6 million.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $5.7 million for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 is primarily the result of an increase in personnel and expenses required to support the growth in the operations of CWM and its qualified REIT subsidiaries.

MANAGEMENT FEES: For the nine months ended September 30, 1996, management fees were $6.5 million compared to $4.1 million for the nine months ended September 30, 1995. The increase in management fees was primarily due to an increase in incentive compensation for the manager for the first nine months of 1996, directly related to the increase in CWM's earnings in comparison to the first nine months of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMOs, repurchase agreements, bank debt, other borrowings and common stock to meet its working capital needs. In addition, in connection with its mortgage conduit operations, Indy Mac issues REMIC securities to help meet such needs.

During the first nine months of 1996 CWM issued 4,901,552 shares of common stock at an average per share price of $16.15 and raised $79.0 million of new equity capital primarily through the optional cash investment feature of CWM's Dividend Reinvestment and Stock Purchase Plan.

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

Cash Flows
----------

Operating Activities - In the nine months ended September 30, 1996, the Company's operating activities required cash of approximately $168.0 million. The primary investing activity for which cash was used during the nine months ended September 30, 1996 was the acquisition of mortgage loans and manufactured housing loans held for sale.

Investing Activities - The primary investing activity for which cash was used during the nine months ended September 30, 1996 was the funding of construction loans receivable and acquisition of mortgage loans held for investment. The investment activities were exceeded by principal repayments on mortgage loans held for investment resulting in net cash provided by investing activities of $22.1 million for the nine months ended September 30, 1996 compared to net cash used in investing activities of $258.0 million for the nine months ended September 30, 1995.

Financing Activities - Net cash provided by financing activities amounted to $144.6 million for the nine months ended September 30, 1996. Net cash provided by financing activities amounted to $290.6 million for the nine months ended September 30, 1995. The decline in cash provided by financing activities was primarily the result of reductions in new borrowings under repurchase agreements and other credit facilities during the nine months ended September 30, 1996, offset by the issuance of CMOs.


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

Conversely, lower interest rates tend to increase the rate at which mortgages prepay, which may have an adverse effect on the value of the Company's securitized master servicing fees and master servicing fees receivable. However, lower interest rates also tend to improve the Company's mortgage origination and production volumes and increase the market value, to an extent, of the Company's mortgage loan and mortgage securities available-for-sale portfolio.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         --------

         10.1 First Amendment to 1996 Amended and Extended Management Agreement dated as of July 25, 1996 between CWM Mortgage Holdings, Inc. ("CWM") and Countrywide Asset Management Corporation.

         10.2* Amended and Restated Facility II Credit Agreement dated as of
               August 28, 1996 among CWM, Independent National Mortgage Corporation ("Indy Mac"), Independent Lending Corporation ("ILC"), the lenders party thereto and First Union National Bank of North Carolina ("First Union")

         10.3* Amended and Restated Facility I Credit Agreement dated as of
               August 28, 1996 among CWM, Indy Mac, ILC, the lenders party thereto and First Union.

         27    Financial Data Schedule

         * Certain confidential portions of this Exhibit have been deleted and have been filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment filed pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


         Reports on Form 8-K.
         --------------------

            None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 13, 1996.



                                        CWM MORTGAGE HOLDINGS, INC.

                                        By:  /s/ Michael W. Perry
                                             ----------------------------------
                                             Michael W. Perry
                                             Executive Vice President and Chief
                                             Operating Officer


                                        By:  /s/ James P. Gross
                                             ----------------------------------
                                             James P. Gross
                                             Senior Vice President and Chief
                                             Financial Officer