Form 10-Q/A
period 1996-03-31
CWM MORTGAGE HOLDINGS INC
filed 1996-12-23
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO.1

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


In May, 1995, the Company entered into a two-year committed credit facility with a syndicate of nine commercial banks led by First Union National Bank of North Carolina. During the first quarter of 1996, the Company amended this credit facility to expand the available committed borrowings from $300 million to $400 million. This facility finances mortgage loans, builder construction loans, and master servicing assets, as well as servicing-secured, servicing-receivable and repurchase lines of credit extended by the Company to its customers. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        Exhibits
        --------

        10.1*    Compensation Plan for Michael W. Perry effective
                 January 1, 1996.
        10.2*    Compensation Plan for Richard Wohl effective January 1, 1996.
        10.3*    Compensation Plan for Carmella Grahn effective January 1, 1996.
        10.4*    Second Amendment to Facility I Credit Agreement dated January
                 4, 1996 by and among CWM Mortgage Holdings, Inc., Independent
                 National Mortgage Corporation, Independent Lending Corporation,
                 First Union National Bank of North Carolina and the Lenders
                 from time to time party thereto.
        10.5*    Second Amendment to Facility II Credit Agreement dated January
                 4, 1996 by and among CWM Mortgage Holdings, Inc., Independent
                 National Mortgage Corporation, Independent Lending Corporation,
                 First Union National Bank of North Carolina and the Lenders
                 from time to time party thereto.
        10.6     Third Amendment to Facility I Credit Agreement dated March 15,
                 1996 by and among CWM Mortgage Holdings, Inc., Independent
                 National Mortgage Corporation, Independent Lending Corporation,
                 First Union National Bank of North Carolina and the Lenders
                 from time to time party thereto.
        10.7     Third Amendment to Facility II Credit Agreement dated March 15,
                 1996 by and among CWM Mortgage Holdings, Inc., Independent
                 National Mortgage Corporation, Independent Lending Corporation,
                 First Union National Bank of North Carolina and the Lenders
                 from time to time party thereto.
        10.8*    Master Forward Commitment and Services Agreement effective
                 January 1, 1996 between CWM Mortgage Holdings, Inc. and
                 Independent
                 National Mortgage Corporation.
        10.9*    Independent National Mortgage Corporation Capitalization
                 Agreement effective as of January 1, 1996, by and among CWM
                 Mortgage Holdings, Inc., Countrywide Funding Corporation and
                 Independent National Mortgage Corporation.
        10.10*   Revolving Working Capital Credit Facility and Credit Support
                 Agreement effective as of January 1, 1996, between CWM Mortgage
                 Holdings, Inc. and Independent National Mortgage Corporation.
        27*      Financial Data Schedule


  *Previously filed.

  Reports on Form 8-K.
  --------------------

      None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on December 20, 1996.



                                        CWM MORTGAGE HOLDINGS, INC.




                                        By:  /Michael W. Perry
                                             -----------------
                                             Michael W. Perry
                                             Executive Vice President and Chief
                                             Operating Officer


                                        By:  /James P. Gross
                                             --------------------
                                             James P. Gross
                                             Senior Vice President and Chief
                                             Financial Officer