Form 10-Q/A
period 1996-09-30
CWM MORTGAGE HOLDINGS INC
filed 1996-12-23
CIK 773468

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

LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMO's, repurchase agreements, bank debt, other borrowings, and common stock to meet its liquidity requirements. In addition, in connection with its mortgage conduit operations, Indy Mac issues REMIC securities from time to time to help meet such requirements.

The Company has established three repurchase facilities, and one master assignment agreement facility, with Merrill Lynch Mortgage Capital, Inc. and certain of its affiliates, in an aggregate principal amount of $725 million. All four such agreements are committed for a period of at least two years from their respective dates of execution and currently permit the Company to finance its mortgage conduit, mortgage portfolio, warehouse lending and consumer construction lending assets and operations. All of the three repurchase agreements and the master assignment agreement carry floating rates of interest based on LIBOR, which vary by the type of asset financed.

The Company has entered into a repurchase facility with Nomura Asset Capital Corporation in an aggregate principal amount of $300 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits the Company to finance its mortgage conduit, mortgage portfolio, warehouse lending and consumer construction lending assets and operations. This repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

The Company has entered into a repurchase facility with Lehman Commercial Paper, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits the Company to finance its mortgage conduit operations and mortgage asset portfolio. This repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

The Company has entered into a repurchase facility with PaineWebber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a one-year period from the date of execution and currently permits the Company to finance its mortgage conduit, warehouse lending and mortgage portfolio assets and operations. Such repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

In May, 1995, the Company entered into a two-year committed credit facility with a syndicate of nine commercial banks led by First Union National Bank of North Carolina. This facility finances mortgage loans, builder construction loans, and master servicing assets, as well as servicing-secured, servicing-receivable and repurchase lines of credit extended by the Company to its customers.
Earlier in 1996, the Company amended this credit facility to expand the available committed borrowings from $300 million to $400 million. During the third quarter of 1996, the credit facility was amended and restated to increase financing available for builder construction loans. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed.

During the fourth quarter of 1995, the Company raised $59.6 million in connection with the private placement of senior notes with certain institutional lenders. These senior notes are unsecured, and the proceeds are utilized by the Company in connection with its working capital needs. The rate of interest on such senior notes is fixed at 9.22% for a period of seven years from the date of issuance. The senior notes were rated "BBB-" by Duff & Phelps Credit Rating Co.


The Company has from time to time raised additional capital through secondary public offerings, the most recent of which involved the issuance of the Company's common stock with net proceeds totaling $68.7 million in February, 1995. The Company also raises new equity capital through the optional cash investment feature of its Dividend Reinvestment Plan on a monthly basis, and during the third quarter of 1996, the Company raised $32.2 million through such Dividend Reinvestment Plan.

During the first quarter of 1996, the Company issued one series of CMO's in an aggregate principal amount of $146.2 million, secured by collateral consisting of mortgage loans with an aggregate principal balance of $154.6 million.

The REIT provisions of the Internal Revenue Code restrict CWM's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio, conduit and other operations by requiring CWM to distribute to its shareholders substantially all of its taxable income from operations. Certain of the Company's material businesses, including its mortgage conduit and commercial lending operations, are known to require significant and continuing commitments of capital resources.

The Company's liquidity and its ability to raise working capital has generally improved during recent periods, and management believes that the Company's cash flow from operations and the Company's existing financing arrangements are sufficient to meet the Company's current short-term liquidity requirements. To the extent the Company possesses working capital in excess of its current liquidity requirements, such working capital is as a general matter utilized to repay borrowings under those tranches of the Company's lines of credit which carry higher rates of interest, which borrowings would typically remain available for reborrowing by the Company pursuant to the terms and conditions of the applicable credit facility.

The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend on a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment opportunities.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         --------

         10.1* First Amendment to 1996 Amended and Extended Management Agreement dated as of July 25, 1996 between CWM Mortgage Holdings, Inc. ("CWM") and Countrywide Asset Management Corporation.

         10.2 Amended and Restated Facility II Credit Agreement dated as of August 28, 1996 among CWM, Independent National Mortgage Corporation ("Indy Mac"), Independent Lending Corporation ("ILC"), the lenders party thereto and First Union National Bank of North Carolina ("First Union")

         10.3 Amended and Restated Facility I Credit Agreement dated as of August 28, 1996 among CWM, Indy Mac, ILC, the lenders party thereto and First Union.

         27*   Financial Data Schedule

         *     Previously filed


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