Form 10-K405
period 1996-12-31
CWM MORTGAGE HOLDINGS INC
filed 1997-03-31
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                --------------

                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996
(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1996
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

Securities registered pursuant to Section 12(b) of the Act:
                                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                               ON WHICH REGISTERED
         -------------------                               -------------------
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

         As of March 15, 1997, there were ___________ shares of CWM Mortgage Holdings, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $______________. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
PROXY STATEMENT FOR THE 1996 ANNUAL MEETING---PART III
1996 ANNUAL REPORT---PART IV

                           CWM MORTGAGE HOLDINGS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
                                     PART I

  ITEM     1.  BUSINESS                                                  1

  ITEM     2.  PROPERTIES                                                13

  ITEM     3   LEGAL PROCEEDINGS                                         13

  ITEM     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14

                                     PART II

  ITEM     5   MARKET FOR THE COMPANY'S STOCK
                           AND RELATED SECURITY HOLDER MATTERS           14

  ITEM     6.  SELECTED FINANCIAL DATA                                   15

  ITEM     7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         16
                           CONDITION AND RESULTS OF OPERATIONS

  ITEM     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               26

  ITEM     9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE      26

                                     PART III

  ITEM     10. DIRECTORS AND EXECUTIVE OFFCERS OF THE REGISTRANT         27

  ITEM     11. EXECUTIVE COMPENSATION                                    27

  ITEM     12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                  27
                           OWNERS AND MANAGEMENT

  ITEM     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            27

                                     PART IV

  ITEM     14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K                           28

                                     PART 1
                                     ------
ITEM 1.   BUSINESS
------------------

GENERAL

CWM Mortgage Holdings, Inc. ("CWM") was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" means the parent company, its consolidated subsidiaries and Independent National Mortgage Corporation ("Indy Mac") and its subsidiary, which are not consolidated with CWM for financial reporting or tax purposes. All of the outstanding voting common stock and 1% of the economic interest of Indy Mac is owned by Countrywide Home Loans, Inc. ("CHL"), which is a subsidiary of Countrywide Credit Industries, Inc. ("CCI"). All of the outstanding non-voting preferred stock and 99% of the economic interest of Indy Mac is owned by CWM. Accordingly, Indy Mac is accounted for under a method similar to the equity method because CWM has the ability to exercise influence over the financial and operating policies of Indy Mac through its ownership of the preferred stock and other contracts. CWM has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, CWM will not, with certain limited exceptions, be taxed at the corporate level on the net income distributed to CWM's shareholders.

The Company conducts mortgage conduit activities through Indy Mac, which is not a qualified REIT subsidiary of CWM and which is subject to applicable federal and state income taxes. See "Certain Federal Income Tax Considerations." The Company also conducts the following operations: (1) Construction Lending Corporation of America (CLCA), which offers a variety of consumer construction loan programs (Consumer Division) and single family construction lending programs for builders and developers (Builder Division), (2) Warehouse Lending Corporation of America (WLCA), which provides various types of short-term revolving financing to mortgage originators, (3) the Subprime Mortgage Division of Indy Mac, which was formed to facilitate the purchase, securitization and sale of mortgage loans to borrowers with prior adverse credit circumstances (i.e., "A- through D" paper mortgage loans), and (4) the Manufactured Housing Division of Indy Mac, which was formed in 1995 to facilitate the purchase or origination, securitization and sale of consumer loans and mortgage loans secured by manufactured housing. In addition, the Company invests in mortgage loans and securitized master servicing fees for long-term investment and maintains an investment portfolio of mortgage securities which are held available for sale. Prior to 1993, CWM was primarily a passive investor in single-family, first-lien, residential mortgage loans and mortgage backed securities financed by collateralized mortgage obligations (the "CMO Portfolio").

MORTGAGE CONDUIT OPERATIONS

The Company operates a jumbo and nonconforming mortgage loan conduit. With respect to its nonconforming mortgage loan conduit operations, the Company acts as an intermediary between (i) the originators of mortgage loans that do not currently meet the guidelines for purchase by the government and government sponsored entities ("GSEs") (i.e., Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac")) that guarantee mortgage-backed securities ("nonconforming mortgage loans") and (ii) permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. All loans purchased by CWM for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. The Company's mortgage conduit operations consist of the purchase and securitization of mortgage loans secured by first and second liens on single (one-to-four) family residential properties that are originated in accordance with the Company's underwriting guidelines. The Company and its sellers negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. The Company subcontracts the servicing associated with the servicing rights acquired to CHL or a third party servicer. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans and securities, master servicing revenue, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization or sale.

MARKETING AND PRODUCTION

         Marketing Strategy. The Company's mortgage conduit operations are designed to attract both large and small sellers of nonconforming mortgage loans by offering a variety of products, pricing and loan underwriting methods designed to be responsive to such sellers' needs, although more recently the Company has sought to focus on the smaller seller market where the Company believes purchase margins may be higher. The Company expects to continue to introduce niche loan products from time to time, which may give the Company temporary competitive advantages. The Company's products include fixed-rate and adjustable-rate mortgage loans, loans to foreign nationals, reduced documentation loans, non-owner occupied loans, loans secured by alternative types of collateral in addition to residential real estate, subprime credit quality loans and consumer loans secured by manufactured housing. In response to the perceived needs of nonconforming mortgage loan sellers, the Company's marketing strategy seeks to offer competitive pricing, response time efficiencies in the purchase process, direct and frequent contact through a trained sales force and flexible commitment programs. In addition, through its construction lending division, the Company offers combined construction-to-permanent mortgage loans, home improvement loans, subdivision construction loans, land acquisition and development loans, lot loans, model home loans, certain condominium loans and builder custom home loans. The Company's warehouse lending division offers traditional revolving lines of credit to mortgage originators secured by the financed mortgage loans.

The Company's sales and marketing staff as well as certain of its operations areas are established to pursue business on a servicing-released basis and to market products effectively to mortgage bankers and brokers of all sizes. As a general rule, the Correspondent Division will serve mortgage originators with GAAP net worths of less than $1,000,000 and the Conduit Division will serve mortgage originators with GAAP net worths of greater than $1,000,000. Additionally, within the Conduit Division, a separate sales team has been established to market the Company's products solely to financial institutions. The sale force as a whole will continue to cross-sell products for all of the Company's business lines.

The Company has two principal underwriting methods designed to be responsive to the needs of nonconforming mortgage loan sellers. The first method established by the Company is a delegated underwriting program which is similar in concept to the delegated underwriting programs established by Fannie Mae, Freddie Mac and GNMA. Under this program, mortgage loans are underwritten in accordance with the Company's guidelines by the seller and purchased, in reliance on the seller's representations and warranties, on the basis of the seller's financial strength, historical loan quality and other qualifications. The delegated underwriting program enables sellers to deliver loans to the Company without time delay imposed by the Company's underwriters or a third party underwriter, such as a mortgage pool insurer. A sample of such loans is subsequently reviewed by the Company in accordance with its quality control guidelines.

The delegated underwriting program consists of two separate subprograms. The Company's principal delegated underwriting subprogram is designed for loan sellers that meet higher financial and performance criteria than those applicable to sellers generally. Certain sellers have delegated underwriting authority for all mortgage products. The Company also operates a restricted delegated underwriting subprogram. Under this more limited subprogram, only the Company's standard loan products, albeit with loan-to-value ratios and outstanding balance requirements which are more restrictive than the Company's standard guidelines, may be submitted.

Under the Company's second underwriting method, sellers submit to the Company mortgage loans to be underwritten by the Company in accordance with its guidelines.

         Mortgage Loans Acquired. Substantially all of the mortgage loans purchased through the Company's mortgage conduit operations are nonconforming mortgage loans. Nonconforming mortgage loans are loans which do not qualify for purchase by Freddie Mac or Fannie Mae or for inclusion in a loan guarantee program sponsored by GNMA. Nonconforming mortgage loans generally consist of jumbo mortgage loans or loans which are not originated in accordance with other GSE criteria. Currently, the maximum principal balance for a conforming loan is $214,600. Loans that exceed such maximum principal balance are referred to as "jumbo loans." The Company generally purchases jumbo loans with original principal balances of up to $3 million. The Company's loan purchase activities focus on those regions of the country where higher volumes of jumbo mortgage loans are originated, including California, Connecticut, Florida, Hawaii, Illinois, Maryland, Michigan, New Jersey, New York, Ohio, Texas, Virginia, Washington and Washington, DC. The Company's highest concentration of mortgage loans relates to properties in California because of the generally higher property values and mortgage loan balances prevalent there. Mortgage loans secured by California properties accounted for approximately 33% of the mortgage loans purchased by the Company in 1996.

Mortgage loans acquired by the Company are secured by first liens on single- (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans accounted for approximately 79% of the mortgage loans purchased by the Company in 1996 compared to 64% for 1995. The number of adjustable rate mortgage ("ARM") loans purchased by the Company has decreased from 36% of all mortgage loans purchased in 1995 to 21% of 1996 mortgage loan purchases.

         Seller Eligibility Requirements. The mortgage loans acquired pursuant to the Company's mortgage conduit operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers, mortgage brokers and other mortgage lenders. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by the Company before they are eligible to participate in the Company's mortgage loan purchase programs and must submit to periodic reviews by the Company to ensure continued compliance with these requirements. The Company requires that sellers that also perform mortgage loan servicing for the Company, have a minimum level of tangible net worth, be approved as a Fannie Mae or Freddie Mac seller/servicer in good standing, be approved as a U.S. Department of Housing and Urban Development ("HUD") approved mortgagee in good standing, or be a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") or comparable federal or state agency and is supervised and examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that provides for recourse by the Company against such seller under various circumstances, including in the event of any material breach of a representation or warranty made by the seller with respect to mortgage loans sold to the Company, any fraud or misrepresentation during the mortgage loan origination or acquisition process or upon early payment default on such loans.

         Servicing Retention. Certain sellers of mortgage loans to the Company have contracted with the Company to retain the rights to service the mortgage loans purchased by the Company. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions, in the event of unremedied defaults in accordance with the Company's guidelines. The servicer is required to perform these servicing functions pursuant to standards set forth in the Company's guidelines. The servicer receives fees generally ranging from 1/4% to 1/2% per annum on the declining principal balances of the loans serviced. If a seller/servicer breaches certain of its representations and warranties made to the Company, the Company may terminate the servicing rights of such seller/servicer and sell or assign such servicing rights to another servicer. Under certain circumstances not involving default by the seller/servicers, seller/servicers have the option to require the Company to purchase such servicing rights at a previously determined price. The Company generally sells acquired purchased servicing rights after accumulating a bulk amount, as the Company does not intend to become a primary servicer of mortgage loans.

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

In connection with REMIC issuances and whole loan sales, the Company master services on a non-recourse basis substantially all of the mortgage loans it sells. Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is generally limited to those assets and any credit enhancement features, such as insurance. As a general rule, any losses in excess of the accompanying credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized or sold, the securities or sales are non-recourse to the Company. Typically, the Company has recourse to the sellers of loans for any such breaches, although there can be no assurance that the seller will be able to honor its obligations.

PURCHASE COMMITMENT PROCESS

         Master Commitments. As part of its marketing strategy, the Company establishes mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and the Company to purchase a specified dollar amount of nonconforming mortgage loans over a period generally ranging from three months to one year. The terms of each Master Commitment specify whether a seller may sell loans to the Company on a mandatory, best efforts or optional basis, or a combination thereof. Master Commitments do not obligate the Company to purchase loans at a specific price but rather provide the seller with a future outlet for the sale of its originated loans based on the Company's quoted prices at the time of purchase. Master Commitments specify the types of mortgage loans the seller is entitled to sell to the Company and generally range from $5 million to $500 million in aggregate committed principal amount. The Master Commitment also specifies whether the seller will retain or release to the Company the right to service delivered mortgage loans.

         Bulk and Other Rate-Locks. The Company also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on a bulk or individual rate-lock basis. Bulk rate-locks obligate the seller to sell and the Company to purchase a specific group of loans, generally ranging from $1 million to $50 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable the Company to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of the Company's Seller/Servicer Guide. Due to the active presence of investment banks and other substantial investors in this area, purchasing loans under bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) that do not wish to sell loans pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on the Company's Seller/Servicer Guide and standard pricing provisions, and are offered on a mandatory or best efforts basis.

Following the issuance of specific rate-locks related to mortgage loans held for sale, Indy Mac is subject to the risk of interest rate fluctuations with resepect to the contractural rate interest on such loans, and will enter into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, mandatory forward sales or financings using REMICs, mandatory or optional sales of futures and other financial futures transactions. See "Securitization Process." The nature and quantity of hedging transactions will be determined by management based on various factors, including market conditions, the expected or contracted volume of mortgage loan purchases and the product types or coupon rates to be purchased. In addition, the Company will not engage in any financial futures transaction unless the Company or Countrywide Asset Management Corporation ("CAMC"), as appropriate, would be exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions thereof.

UNDERWRITING AND QUALITY CONTROL

         Purchase Guidelines. The Company has developed comprehensive purchase guidelines for its acquisition of mortgage loans. Subject to certain exceptions, each loan purchased must conform to the Company's loan eligibility requirements specified in the Company's Seller/Servicer Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisal and loan documentation. The Company also performs a legal documentation review prior to the purchase of any loan and where the seller is not authorized to participate in one of the Company's delegated programs, the Company performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. The latter review specifically includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. For loans purchased pursuant to the Company's delegated underwriting program, the Company relies on the credit review performed by the seller and the Company's own follow-up quality control procedures. See discussion of the Company's three underwriting methods under "Marketing and Production."

         Quality Control. Ongoing quality control reviews are conducted by the Company to ensure that the mortgage loans purchased meet the Company's quality standards. The type and extent of the quality control review depends on the nature of the seller and the characteristics of the loans. The Company conducts a full post-purchase underwriting review of approximately 50% of the loans purchased during the first two months of a seller's participation in the delegated underwriting program to monitor ongoing compliance with the Company's guidelines. The percentage of loans fully reviewed is thereafter reduced bimonthly in 10% increments to approximately 20% after six months and maintained at this level throughout the seller's participation in the delegated underwriting program. The Company reviews on a post-purchase basis approximately 10% of all loans submitted to the Company with mortgage pool insurance commitments or underwritten by the Company for compliance with the Company's guidelines. In addition, a higher percentage of mortgage loans with certain specified characteristics are reviewed by the Company either before or after their purchase, including loans in excess of $650,000 in principal amount and loans made in connection with cash-out refinancings. In performing a quality control review on a loan, the Company analyzes the underlying property and associated appraisal and examines the credit, employment and income history of the borrower. In addition, all documents submitted in connection with the loan, including insurance policies, appraisals, credit records, title policies, deeds of trust and promissory notes, are examined for compliance with the Company's underwriting guidelines. Furthermore, the Company reverifies the employment, income and source of funds documentation, as appropriate, of each borrower and obtains a new credit report and independent appraisal, with respect to approximately 10% of the reviewed loan sample.

SECURITIZATION PROCESS

         General. The Company primarily uses repurchase agreements, bank borrowings, unsecured debt and equity to finance the initial acquisition of mortgage loans from sellers. When a sufficient volume of mortgage loans with similar characteristics has been accumulated, generally $100 million to $500 million in principal amount, such loans are securitized through the issuance of mortgage-backed securities in the form of REMICs or CMOs or resold in bulk whole loan sales. The length of time between when the Company commits to purchase a mortgage loan and when it sells or securitizes such mortgage loan generally ranges from ten to 90 days, depending on certain factors, including the length of the purchase commitment period, the loan volume by product type, market fluctuations in the prices of mortgage-backed securities and variations in the securitization process. With respect to subprime and manufactured housing loans this holding period may be longer, due to an overall smaller market combined with the relative infancy of both these programs.

The Company is subject to various risks due to potential interest rate fluctuations during the period of time after the Company commits to purchase a mortgage loan at a pre-determined price until such mortgage loan is ultimately sold. The Company has attempted to mitigate such risks through the implementation of hedging policies and procedures. In accordance with its hedging policies and procedures, the Company seeks to utilize financial instruments whose price sensitivity has very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates. With respect to the Company's portfolio of jumbo and nonconforming fixed-rate loans, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a FANNIE MAE or Freddie Mac security of comparable maturity and weighted average interest rate. However, the Company's private-label mortgage securities typically trade at a discount (or "spread") compared to the corresponding FANNIE MAE or Freddie Mac securities, due to the implied government guarantees of certain FANNIE MAE or Freddie Mac obligations. Accordingly, while the Company's hedging strategy may mitigate the impact that changes in interest rates would have on the price of agency mortgage securities (and therefore to some extent on the price of the Company's private-label mortgage securities), such strategy does not protect the Company against the effects of a widening or narrowing in the pricing spread between agency mortgage securities and the Company's private-label mortgage securities. Therefore, any significant widening or narrowing of the spread commanded by agency mortgage securities compared to the Company's private-label mortgage securities could have a positive or negative effect on the financial performance of the Company, regardless of the efficiency of the Company's execution of its hedging strategy.

With respect to the Companys portfolio of jumbo and nonconforming adjustable-rate loans and manufactured housing loans, the Company generally utilizes forward sales of Treasury futures to hedge against the effects of interest rate fluctuations. Although Treasury futures may protect the Company's adjustable-rate loan and manufactured housing loan portfolios against fluctuations of short-term interest rates, such hedging activities may not always result in precise inverse correlation to changes in the values of the underlying loans. The lack of exact inverse correlation is due to such factors as changes in the relative pricing discount between mortgage or asset backed securities and Treasury securities, differences between the applicable adjustable-rate index and the underlying Treasury security and perceived credit risks in the whole loan market. To the extent any changes in the value of the instruments used to hedge the risk of interest rate fluctuations do not inversely correlate precisely to the risks affecting the value of the Company's adjustable rate mortgage loan and manufactured housing loan portfolios, the financial performance of the Company could be negatively or positively impacted.

The Company's decision to form REMICs or CMOs or sell whole loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and may eliminate or minimize any long-term residual investment by the Company in such loans, depending on the extent to which the Company decides to retain residual or other interests. REMIC securities typically consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominately senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing the Company to sell its entire interest in the mortgage loans. As a result, in some cases the capital originally invested in the mortgage loans by the Company may be redeployed in the mortgage conduit operations. The Company may also retain regular and residual interests on a short-term or long-term basis. The creation of REMIC securities through Indy Mac is the Company's preferred method of securitizing mortgage loans, because this method provides the maximum flexibility in structuring securities for sale to the broadest group of investors and may permit the redeployment of a portion of the capital of the Company. Beginning in the third quarter of 1993, the Company began issuing all of its REMIC securities utilizing a shelf registration statement established by CWMBS, Inc., a wholly owned limited purpose finance subsidiary of CCI. Neither CWMBS, Inc. nor CCI derived any financial benefit from such issuances, other than recoupment of a portion of the allocable costs of establishing and maintaining the shelf registration.

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

         Credit Enhancement. REMICs or CMOs created by the Company are structured so that in general substantially all of such securities are rated investment grade by at least one nationally recognized statistical rating agency. In contrast to mortgage-backed securities in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, securities created by the Company do not benefit from any such guarantee. The ratings for the Company's mortgage-backed securities are based on the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to one or more classes of security holders in the event of borrower defaults and to protect against other losses, including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including bond insurance guarantees, mortgage pool insurance, special hazard insurance, reserve funds, letters of credit, surety bonds and subordination of certain classes of interest to other classes, or any combination thereof.

In determining whether to provide credit enhancement through bond insurance, subordination or other credit enhancement methods, the Company will take into consideration the costs associated with each method. The Company principally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures. The subordinated securities may be sold, retained by the Company and accumulated for sale in subsequent transactions, or retained as long term investments.

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

Master servicing assets have characteristics similar to excess servicing fees; accordingly, they have many of the same risks inherent in excess servicing fees, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios, the Company would not recoup its initial investment in such receivables. Investments in master servicing assets have values which tend to move inversely to the values of the retained subordinated and principal-only securities as interest rates change. For example, as interest rates decline, prepayments tend to increase and the value of the Company's master servicing assets tend to decrease. By contrast, in a declining interest rate environment, the value of the Company's portfolio of subordinated securities and principal-only securities would tend to increase, because the rise in prepayments would tend to accelerate return of the Company's investment in the principal portion of the underlying loans. The Company seeks to manage the effects of rising and falling interest rates through investing in financial instruments with contrasting sensitivities to interest rates; however, there can be no assurance that this strategy will succeed under any particular interest rate scenario. In addition, the Company has used call options on U.S. Treasury bonds and interest rates floors that react inversely to changes in interest rates compared to the Company's master servicing assets, in an effort to further reduce the interest rate risk associated with such master servicing assets.

MORTGAGE LOANS HELD FOR INVESTMENT

In an effort to generate continuing earnings that are less dependent upon quarterly loan purchase volumes of the Company's loan purchase and securitization activities, the Company seeks to selectively invest in mortgage loans on a long-term basis. The Company finances the acquisition of such loans with its capital, borrowings under repurchase agreements and other credit facilities referred to under "--Financing Sources" below. The Company has assumed a certain degree of credit risk in relation to its portfolio of mortgage loans held for investment. See "Credit Risk" below.

CONSTRUCTION LENDING

The Company's construction lending group, CLCA, consists of two operating divisions: The Builder Division and the Consumer Division. The Builder Division provides subdivision construction loans, land acquisition and development loans, builder custom home loans, model home loans, and certain condominium loans on a nationwide basis to builders and developers. The Consumer Division provides construction-to-permanent financing, home improvement loans and lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences.

The baseline project for CLCA's Builder division is a 15 to 100 unit subdivision, built in one to five phases, that will be marketed to entry level/first-time or trade-up buyers. In general, the maximum loan size per project is $15 million. The specific terms of any construction loan, including the principal amount thereof and the applicable interest rate and fees, are based upon, among other things, the location of the project, the value of the land and the financial strength, historical performance and other qualifications of the builder. All construction loans to builders are subject to the prior approval of a credit committee comprised of senior officers of CWM.

Combined construction-to-permanent loans, home improvement loans and lot loans are originated by Indy Mac's sellers or directly by CWM to borrowers who wish to construct or remodel their residences or purchase lots for future construction of residences. CLCA's Consumer Lending Division assists CWM in the purchase of such loans and administers the construction draws. Under these programs, all loans are prior-approved and underwritten to the Company's standard guidelines for borrower qualifications, as well as other detailed criteria. Criteria for the permanent loans are similar to those applied by Indy Mac to loan purchases generally. In general the maximum construction-to-permanent loan size is $3 million. The Company has assumed a certain degree of credit risk in relation to its construction lending activities. See "Credit Risk" below.

WAREHOUSE LENDING

WLCA engages in secured warehouse lending operations for small- and medium-size mortgage originators. The Company's traditional warehouse lending facilities typically provide short-term revolving financing to mortgage companies to finance the origination or acquisition of mortgage loans during the time between the closing of such loans and their sale to investors. Loans financed by WLCA through its traditional warehouse lending activities represent a broader line of mortgage products than those currently purchased by the Company. Presently all of such loan products purchased by the Company are eligible for financing by WLCA under the financing agreements used by WLCA to fund its operations.

Under its standard program, WLCA offers credit facilities to otherwise qualified mortgage originators with a minimum audited net worth of $100,000 and subject to a maximum debt-to-net- worth ratio of 22 to 1. Under its Advantage Line and Captive Line programs, WLCA offers credit facilities to otherwise qualified mortgage originators with no net worth requirement. The specific terms of any warehouse line of credit, including the maximum credit limit, are determined based upon the financial strength, historical performance and other qualifications of the mortgage originator. All lines of credit under the standard program are subject to the prior approval of a credit committee comprised of senior officers of CWM. WLCA finances these programs through a combination of repurchase agreements, equity and other borrowings. WLCA has two committed two-year repurchase agreement facilities with two investment banks with sublimits in an aggregate amount of up to $500 million for certain of its warehouse lending operations.

MANUFACTURED HOUSING

The Manufactured Housing Division of Indy Mac was established in December 1995 to provide financing to consumers who are purchasing or refinancing a new or used manufactured home. This division solicits business through established dealer networks, brokers, "in-park" marketing activities and direct and consumer marketing in addition to the Company's National Sales force. The Manufactured Housing Division operates currently from two regional offices in San Diego and Houston with an additional region office scheduled to open in Atlanta in April 1997.

CREDIT RISK

The Company has assumed a certain degree of credit risk in its investments in mortgage loans, subordinated mortgage securities, construction loans and warehouse lines of credit and manufactured housing loans. The Company evaluates and monitors its exposure to credit losses and has established a reserve for anticipated credit losses based upon estimated future losses on the loans, general economic conditions and trends in portfolio volume.

The Company has experienced an increase in delinquencies associated with its investments in mortgage loans. Delinquencies on the total portfolio rose to 5.18% from 4.13% for the periods ending December 31, 1996 and 1995, respectively. This increase can primarily be attributed to the seasoning, or aging, of the Company's loan portfolio.

As of December 31, 1996, the Company had accumulated $17.0 million in loan loss reserves associated with the mortgage loans owned by both CWM and Indy Mac, and net charge-offs from inception to date total $2.7 million. In addition, the Company suspends the accrual of income on mortgage loans 90 days or greater past due where full collectibility is in doubt.

The Company has invested in subordinated securities with ratings ranging from AA to unrated. As of December 31, 1996 investment grade securities (i.e., rating of BBB or higher) comprise 41% of the Company's MBS portfolio. In general, subordinated securities bear all losses prior to the related senior securities. Indy Mac's subordinated securities portfolio was acquired at a discount of $73 million to such securities' face value. This discount primarily reflects estimates of future expected credit losses on approximately $6.6 billion of single-family mortgage loans which are related to the subordinated securities.

With respect to its construction loan portfolio and warehouse lending operations, the Company has sought to institute significant operational controls in order to help minimize credit risk. There have been no charge-offs with respect to construction loans as of December 31, 1996. Since the Company's current actual experience is not necessarily indicative of future losses, as of December 31, 1996, $2.3 million in loan loss reserves has been allocated to construction lending activities. The warehouse lending program commenced in May 1993. Since that time there has been one loan charge-off amounting to approximately $45,000 that was not subsequently recovered. Since the Company's current actual experience is not necessarily indicative of future losses, as of December 31, 1996, $1.2 million in loan loss reserves have been allocated to warehouse lending activities.

In addition to the creation of reserves, the Company has established a risk management committee to further manage the Company's exposure to credit losses. This committee reviews the products the Company offers, the authority limits of the Company's customers and personnel and customers' performance, and implements changes that seek to balance the Company's credit risk with the Company's production and profitability goals. While management cannot offer any assurance as to the extent to which the Company will incur credit losses and any related effects on earnings, significant controls are in place in an effort to reduce exposure in this area.


FINANCING SOURCES

The Company uses proceeds from the sale of REMIC securities and CMOs, repurchase agreements, other borrowings and issuance of common stock and unsecured debt to meet its working capital needs. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital and credit markets.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

CWM has elected to be taxed as a REIT under the Internal Revenue Code and intends to continue to do so. Indy Mac is not a qualified REIT subsidiary and is not consolidated with CWM for either tax or financial reporting purposes. Consequently, Indy Mac is subject to applicable federal and state income taxes. CWM will include in taxable income amounts earned by Indy Mac only when Indy Mac remits its after-tax earnings by dividend to CWM.

CWM's election to be treated as a REIT will be terminated automatically if CWM fails to meet the requirements of the REIT provisions of the Code. Qualification as a REIT requires that CWM satisfy a variety of tests relating to its income, assets, distribution, administration and ownership. Although CWM believes it has operated and intends to continue to operate in such a manner as to qualify as a REIT, no assurance can be given that CWM will in fact continue to so qualify. If CWM fails to qualify as a REIT in any taxable year, it would be subject to federal corporate income tax (including any alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its shareholders would not be deductible by CWM. In that event, CWM would not be eligible again to elect REIT status until the fifth taxable year which begins after the year for which CWM's election was terminated unless certain relief provisions apply. CWM may also voluntarily revoke its election, although it has no present intention of doing so, in which event CWM would be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

Distributions to shareholders of CWM with respect to any year in which CWM fails to qualify would not be deductible by CWM nor would they be required to be made to such shareholders. In such event, to the extent of current and accumulated earnings and profits, any distributions to shareholders would be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the dividends-received deduction for corporations. Failure to qualify as a REIT would reduce the amount of CWM's after-tax earnings available for distribution to shareholders and could result in CWM's incurring substantial indebtedness (to the extent borrowings are feasible), or disposing of substantial investments, in order to pay the resulting taxes or, at the discretion of CWM, to maintain the level of CWM's distributions to its shareholders.

EXCESS INCLUSION INCOME

A portion of CWM's assets may be in the form of CMO or REMIC residual interests. Part or all of the income derived by CWM from a residual interest of a CMO issued or invested in by CWM after December 31, 1991, may be "excess inclusion" income. Such excess inclusion income generally is subject to federal income tax in all events. If CWM pays any dividends to its shareholders that are attributable to excess inclusion income, the shareholders who receive such dividends generally will be subject to the same tax consequences that would apply if they derived excess inclusion income from a direct investment in a CMO residual interest. Excess inclusion income allocable to a shareholder may not be offset by current deductions or net operating losses available to be claimed by such shareholder. Moreover, such excess inclusion income constitutes unrelated business taxable income for tax-exempt entities (including employee benefit plans) and would be subject to a tax that would be allocable to a "disqualified organization" holding CWM's shares. CWM's bylaws provide that disqualified organizations are ineligible to hold CWM's shares. Approximately 3% of the 1996 dividends paid by CWM were attributable to excess inclusion income.

MANAGEMENT AGREEMENT

Since its inception, CWM has each year entered into a management agreement with Countrywide Asset Management Corporation (CAMC) pursuant to which CAMC advises the Company on various facets of the Company's business and manages the Company's day-to-day operations. Subject to the supervision of CWM's Board of Directors, CAMC conducts the Company's day-to-day mortgage conduit, warehouse lending, construction lending and manufactured housing lending operations. The management agreement may be terminated by CWM under certain circumstances upon 30 days' prior notice, or by either party upon 60 days' prior notice. the management agreement is renewable annually and expires May 31, 1997. CHL has guaranteed the performance of the duties and obligations of CAMC under the management agreement. CAMC has subcontracted with CHL to provide certain management services to the Company. Such subcontract may be terminated by either party upon 60 days' prior notice.

On November 4, 1996 CWM and CCI announced that they reached a preliminary agreement and plan of merger whereby CWM will acquire all of the outstanding stock of CAMC from CCI in exchange for approximately 3.6 million new shares of common stock of CWM (subject to certain adjustments). Subsequent to year end, the agreement and plan of merger, and a related registrations rights agreement, were approved by the boards of directors of both CWM and CCI and executed and delivered by the respective parties thereto. If the transaction is consummated, CAMC will be merged into CWM, and CWM will become a self-managed REIT. Assuming receipt of regulatory approvals, the merger will be presented to CWM's shareholders for final approval pursuant to a definitive proxy statement.

RELATIONSHIPS WITH COUNTRYWIDE ENTITIES

CWM and CCI are each publicly-traded companies whose shares of common stock are listed on the New York Stock Exchange. The Company currently utilizes the mortgage banking experience, management expertise and resources of CCI, CAMC and CHL in conducting the Company's mortgage conduit, construction lending, warehouse lending and manufactured housing lending operations. CAMC and CHL are both wholly owned subsidiaries of CCI. CCI directly or indirectly owns approximately 2.2% of the Common Stock of CWM, although the merger transaction described above is consumated, CCI would own approximately 8.8% of the common stock of CWM. In addition, a number of directors and officers of CWM and Indy Mac also serve as Directors and/or officers of CCI, CAMC and/or CHL. See "Item 13, Certain Relationships and Related Transactions." CHL owns all of the outstanding voting common stock and a 1% economic interest in Indy Mac, and CWM owns all of the outstanding non-voting preferred stock and a 99% economic interest in Indy Mac.

HISTORICAL OPERATIONS

Prior to the initiation of the Company's mortgage conduit and warehouse lending operations in 1993 and the initiation of its construction lending operations in 1994, the Company was principally a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage-backed securities representing interests in such loans. The Company's mortgage investment portfolio consisted primarily of fixed-rate mortgage pass-through certificates issued by Freddie Mac or Fannie Mae (collectively, "Agency Securities") and nonconforming mortgage loans. The principal source of earnings for the Company historically was interest income generated from investments in such mortgage loans and mortgage-backed securities, net of the interest expense on the CMOs or repurchase agreements used to finance such mortgage investments.

During 1993 and continuing in the beginning of 1994, and the initiation of its manufactured housing operations in 1995, long-term interest rates, including mortgage rates, fell to their lowest levels in nearly 20 years. The CMO Portfolio experienced substantial prepayments, resulting in significantly decreased net earnings, and as mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses on the CMO Portfolio were realized. Regardless of the level of interest rates or prepayments, CWM anticipates no significant earnings from this CMO Portfolio, and CWM could incur additional losses. Any continued negative performance of this CMO Portfolio will continue to adversely impact the earnings of CWM to the extent of its investment in such portfolio.

COMPETITION

In its mortgage conduit operations, the Company competes with established mortgage conduit programs, investment banking firms, banks, savings and loan associations, GSE's, mortgage bankers and other lenders and entities purchasing mortgage assets. Mortgage-backed securities issued through the Company's mortgage conduit operations face competition from other investment opportunities available to prospective investors.

The GSE's have made and will continue to make significant technological and economic advances to broaden their customer bases. There has been much debate and discussion in Congress and in the news media as to the proper role of these agencies. If the GSEs contract or expand, there may a positive or negative impact on the Company's conduit operations. The Company seeks to address these competitive pressures by making a strong effort to maximize its use of technology, by diversifying into other lines of business that are less impacted by GSEs and by operating in a more cost-effective manner compared to its competitors, but there can be no assurance that these efforts will succeed.

Fannie Mae and Freddie Mac are not permitted to purchase mortgage loans with original principal balances above $214,600 (effective January 1, 1997). If this dollar limitation increases, Fannie Mae and Freddie Mac may be able to purchase a greater percentage of the loans in the secondary market than they currently acquire, and the Company's ability to maintain or increase its current loan acquisition levels could be adversely affected.

WLCA and CLCA face competition from banks and other financial institutions. Many of these institutions have significantly greater financial resources and a lower cost of funds than the Company. The Company seeks to compete with these institutions through an emphasis on quality of service and diversified products.

EMPLOYEES

All employees and operating management of the Company are presently employees of CAMC, a CCI subsidiary and manager of the Company. As of December 31, 1996, CAMC had 453 employees dedicated to the Company's mortgage conduit, warehouse lending, construction lending and other operations.

ITEM 2.  PROPERTIES
-------------------

The primary executive and administrative offices of the Company and its subsidiaries are located at 35 North Lake Avenue, Pasadena, California, and consist of approximately 49,000 square feet. The principal lease covering such space expires in the year 2001. In addition the Manufactured Housing Division of Indy Mac occupies space located in San Diego, California, and Houston, Texas. These consists of approximately 15,000 square feet. The lease associated with these properties expires in 1997.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.



                                     PART II

ITEM 5. MARKET FOR CWM'S STOCK AND RELATED SECURITY HOLDER MATTERS
------------------------------------------------------------------

CWM Mortgage Holdings, Inc.'s common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CWM.

The following table sets forth the high and low sales prices (as reported by the NYSE) for common stock for the years ended December 31, 1996 and 1995 and cash dividends declared for earnings of the period as indicated.

-----------------------------------------------------------------------------------
                      1996                 1995                Dividends Declared
                 ------------------------------------------------------------------
                    High ($)   Low ($)   High ($)   Low ($)       1996   1995
                 ------------------------------------------------------------------
First Quarter        18        14 3/4     10 3/4     8 1/2        0.36   0.27
Second Quarter       18 3/4    14 3/4     12 7/8    10 3/8        0.37   0.30
Third Quarter        20 1/2    16 1/8     14        11 3/4        0.39   0.33
Fourth Quarter       21 7/8    19         17 1/4    12 3/4        0.40   0.35
-----------------------------------------------------------------------------------

As of February 12, 1997, 51,318,778 shares of CWM Mortgage Holdings, Inc.'s common stock were held by 3,445 shareholders of record.

Shareholders can reinvest their cash dividends in additional shares of the CWM's common stock at 99 percent (subject to change) of the average high and low market prices on the investment date, as defined in the Plan.

Shareholders may also purchase additional shares of the CWM's common stock through the cash investment option at 97 percent (subject to change) of the average high and low market prices for the 12 days preceding the investment date, as defined in the Plan.

Investors not yet participating in the Plan, as well as brokers and custodians who hold CWM common stock for clients, can get a Prospectus relating to the Plan by writing to the Company's transfer agent or Investor Relations department as noted above.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                                    YEARS ENDED DECEMBER 31,
Dollar amounts in thousands,               ====================================================================
except per share data                         1996          1995          1994           1993           1992
SELECTED STATEMENT
OF EARNINGS DATA

Interest income                           $   242,303   $   180,465   $    92,119    $    65,504    $   106,070
Interest expense                              159,365       131,910        66,700         65,312        107,511
                                          ---------------------------------------------------------------------
Net interest income (expense)                  82,938        48,555        25,419            192         (1,441)
Provision for loan losses                      12,991         4,037           500             --             --
Equity in earnings of Indy Mac                 19,533        13,801         5,624          2,523             --
Gain on sale of mortgage loans
  and securities                                   --            --            --            917          9,031
Other income                                    2,470         1,427           885            797             --
Expenses:
Salaries, general and administrative           14,202         4,213         2,402          1,549          1,606
Management fees to affiliate                    8,761         5,522         1,195            400            997
                                          ---------------------------------------------------------------------
Net earnings                              $    68,987   $    50,011   $    27,831    $     2,480    $     4,987
                                          =====================================================================
Earnings per share                        $      1.51   $      1.25   $      0.86    $      0.13    $      0.36
                                          =====================================================================
Dividends declared per share
  for earnings of the period              $      1.52   $      1.25   $      0.87    $      0.48    $      0.48
Weighted average
  shares outstanding                       45,643,885    39,902,680    32,183,850     18,578,307     13,978,683

SELECTED BALANCE SHEET
DATA AT YEAR END

Mortgage and manufactured
  housing loans held for
  investment, net                         $ 1,236,713   $ 1,424,583   $   899,672    $        --    $        --
Mortgage and manufactured
  housing loans held for sale                 657,208       409,584       608,240        794,132             --
Construction loans, net                       460,546       129,323         6,370             --             --
Collateral for CMOs                           289,054       184,111       233,690        402,503        620,411
Mortgage securities available for sale        129,372            --            --             --             --
Securitized master servicing fees             113,027       120,281       120,954             --             --
Revolving warehouse lines
  of credit, net                              251,032       190,705        69,591         92,058             --
Total assets                                3,370,485     2,643,613     1,997,644      1,396,738        714,225
Short-term borrowings                       2,531,509     2,037,834     1,534,189        770,334         21,944
Collateralized mortgage obligations           264,080       164,760       202,259        365,886        571,857
Senior unsecured notes                         59,759        59,649            --             --             --
Shareholders' equity                          492,850       362,984       256,020        250,608        119,995
Number of shares outstanding               50,200,146    42,413,842    32,281,156     32,020,484     13,980,387
Book value per share                      $      9.82   $      8.56   $      7.93    $      7.83    $      8.58

OPERATING DATA

Mortgage and manufactured
  housing loans acquired                  $ 4,185,789   $ 4,186,392   $ 5,985,466    $ 3,420,263    $        --
Indy Mac master
  servicing portfolio                      11,131,000     9,419,000     6,818,000      1,977,000             --

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


GENERAL

CWM Mortgage Holdings, Inc. was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and Independent National Mortgage Corporation (Indy Mac), and its subsidiary, which are not consolidated with CWM for financial reporting or tax purposes.

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities (MBS) secured by, or representing an ownership interest in, such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators. The Company and its sellers negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. All loans purchased by CWM, for which a Real Estate Mortgage Investment Conduit (REMIC) transaction or whole loan sale is contemplated, are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. At present, Indy Mac does not purchase any loans from entities other than CWM.

The Company's conduit operations were expanded during 1995 through the commencement of operations of two divisions of Indy Mac: the Subprime Mortgage Division and the Manufactured Housing Division. The Subprime Mortgage Division operations include the purchase, securitization and sale of subprime mortgage loans (i.e., "A- through D" paper mortgages). The Manufactured Housing Division operations include the purchase or origination, securitization and sale of consumer and mortgage loans secured by manufactured housing.

The Company's principal sources of income from its conduit operations are gains recognized on the sale or securitization of loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and master servicing fee income.

In addition to its conduit operations, the Company earns fee income and net interest income through its construction and warehouse lending programs and its investment portfolio of mortgage and manufactured housing loans, mortgage securities available for sale and securitized master servicing fees. The construction lending operation consists of two distinct divisions: (i) the Builder Division, which provides tract construction, builder custom home, model home, land acquisition and development and certain condominium loan financing on a nationwide basis to builders, and (ii) the Consumer Division, which provides construction-to-permanent, home improvement and residential lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences. The warehouse lending operation provides financing to small- and medium-size mortgage originators for the origination and sale of mortgage loans.

FINANCIAL CONDITION

CONDUIT OPERATIONS
During 1996, CWM purchased $4.1 billion of non-conforming mortgage loans, including $365 million of subprime mortgage loans. In addition, the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Company purchased $105 million of manufactured housing loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through Indy Mac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through CWM, invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During 1996, Indy Mac sold $3.5 billion of mortgage loans through the issuance of 16 series of multiple-class MBS in the form of REMIC securities and sold $9.6 million of mortgage loans in the form of a whole loan transaction. At December 31, 1996, the Company was committed to purchase $741 million of mortgage loans from various mortgage originators. The Indy Mac master servicing portfolio at year end had an aggregate outstanding principal balance of $11.1 billion with a weighted average coupon of 8.51%.

MORTGAGE LOANS HELD FOR INVESTMENT
The $1.2 billion portfolio of mortgage loans held for investment at December 31, 1996 consisted of $871 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $225 million of mortgage loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually; and $126 million of fixed-rate mortgage loans. The weighted average coupon of the mortgage loans held for investment at December 31, 1996 was 8.69%. The Company finances mortgage loans held for investment with repurchase agreements and other credit facilities which had maturities ranging from overnight to five months as of December 31, 1996. The Company, from time to time, also utilizes interest rate swap agreements to help mitigate the interest rate exposure on its portfolio of mortgage loans held for investment. As of December 31, 1996 the notional amount of interest rate swaps totaled $200 million. The allowance for losses related to mortgage loans held for investment totaled $11.5 million at year end. Charge-offs related to mortgage loans held for investment totaled $2.1 million for the year ended December 31, 1996.

CONSTRUCTION LENDING OPERATIONS
At December 31, 1996, the Builder Division had commitments to fund construction loans of $763 million with outstanding principal balances of $347 million. The Consumer Division had commitments to fund construction-to-permanent and home improvement loans of $188 million at December 31, 1996 with outstanding principal balances of $114 million. The allowance for losses related to construction loans totaled $2.3 million at December 31, 1996. There were no charge-offs against such allowance during the year ended December 31, 1996. The Company had outstanding borrowings under a revolving credit facility totaling $216 million at December 31, 1996 associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS
At December 31, 1996, CWM had extended commitments to make warehouse and related lines of credit in an aggregate amount of $597 million, of which $251 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $1.2 million at December 31, 1996. There were no charge-offs against such allowance during the year ended December 31, 1996. Repurchase debt outstanding associated with CWM's financing of warehouse lines of credit totaled $219 million at December 31, 1996.

CMO PORTFOLIO
As of December 31, 1996, CWM had a portfolio comprised of 11 series of CMOs (the CMO Portfolio). Collateral for CMOs increased to $289 million at December 31, 1996 from $184 million at December 31, 1995. This increase of $105 million is primarily the result of the addition of $155 million of collateral related to the issuance of a CMO in January 1996 and an increase in accrued interest receivable of $376,000, offset by repayments (including prepayments and premium and discount amortization) of $50 million

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and a decrease in guaranteed investment contracts (GICs) held by trustees of $98,000. The fair value of the collateral for CMOs totaled $282 million and $185 million at December 31, 1996 and December 31, 1995, respectively. CWM's CMOs outstanding increased to $264 million at December 31, 1996 from $165 million at December 31, 1995. This increase of $99 million resulted from issuance proceeds of $146 million in January 1996, offset by principal payments and discount amortization on CMOs of $47 million and an increase in accrued interest payable on CMOs of $534,000.

RESULTS OF OPERATIONS
1996 COMPARED TO 1995

NET EARNINGS

CWM's net earnings were $69.0 million, or $1.51 per share, based on 45,643,885 weighted average shares outstanding for 1996, compared to $50.0 million, or $1.25 per share, based on 39,902,680 weighted average shares outstanding for 1995.

The increase in net earnings is principally due to an increase in net interest income and equity in earnings of Indy Mac of $34.4 million and $5.7 million, respectively, offset by increases in the provision for loan losses and expenses of $9.0 million and $13.2 million, respectively.

INTEREST INCOME

Total interest income was $242.3 million for 1996 and $180.5 million for 1995. The increase of $61.8 million in interest income was primarily the result of increases of $23.6 million and $23.0 million in interest on construction loans and mortgage loans held for sale, respectively, with additional increases in interest earned on warehouse lines of credit, collateral for CMOs, manufactured housing loans held for sale, securitized master servicing fees and manufactured housing loans held for investment of $5.5 million, $5.4 million, $2.3 million, $2.1 million and $1.3 million, respectively. These increases were offset by a reduction in the interest income related to mortgage loans held for investment of $3.5 million.

Interest income earned on mortgage loans held for investment, consisting primarily of adjustable-rate mortgages, totaled $94.2 million and $97.7 million, resulting in effective yields of 8.12% and 8.08%, for the years ended December 31, 1996 and December 31, 1995, respectively.

Interest income earned on mortgage loans held for sale totaled $57.7 million and $34.7 million, resulting in effective yields of 8.76% and 9.22%, respectively, for the years ended December 31, 1996 and 1995. The average outstanding balance of such loans increased to $659 million for the year ended December 31, 1996, from $377 million for the year ended December 31, 1995.

Interest income earned on manufactured housing loans held for sale totaled $2.3 million during 1996, resulting in an effective yield of 9.75% for the year ended December 31, 1996. There were no manufactured housing loans outstanding during 1995.

Interest income earned on manufactured housing loans held for investment totaled $1.3 million during 1996, resulting in an effective yield of 10.40% for the year ended December 31, 1996. There were no manufactured housing loans outstanding during 1995.

Interest income on construction loans totaled $30.2 million and $6.5 million during 1996 and 1995, respectively. The average principal balance of construction loans outstanding totaled $240 million during 1996, representing an increase of $191 million from the average principal balance of $49 million outstanding during 1995. Interest was earned at an effective yield of 12.55% and 13.24% in 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Interest income on mortgage securities available for sale totaled $1.0 million for the year ended December 31, 1996. Mortgage securities consisted primary of adjustable-rate agency securities and certain subordinated and inverse-floater securities. CWM did not invest in mortgage securities available for sale during 1995.

Interest income on revolving warehouse lines of credit totaled $15.5 million and $10.0 million with interest earned at an effective yield of 8.74% and 9.50% for the years ended December 31, 1996 and 1995, respectively.

Interest income on collateral for CMOs was $22.6 million and $17.3 million for the years ended December 31, 1996 and 1995, respectively. The increase was attributable to an increase in the average aggregate principal amount of collateral for CMOs outstanding to $300 million for 1996 from $213 million for 1995, offset by a decrease in the effective yield earned on the collateral from 8.09% in 1995 to 7.56% in 1996. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs.

Investments in securitized master servicing fees have characteristics comparable to "excess servicing" insofar as their values tend to decline as market interest rates decline and prepayment rates increase. Accordingly, the yield on such investments could decline considerably as a result of rapid actual or projected future prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such assets. In such circumstances, the Company would write down its securitized master servicing fees asset so that the remaining asset does not exceed the estimated present value of future net master servicing income. Gross securitized master servicing income for CWM was $26.7 million and $27.2 for the years ended December 31, 1996 and 1995, respectively. This gross income was offset by amortization of the securitized master servicing fees of $17.2 million, and $19.8 million for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, securitized master servicing fees of $113 million were pledged to secure borrowings totaling $61 million.

For 1996 and 1995, total interest expense was $159.4 million and $131.9 million, respectively. The increase of $27.5 million in interest expense was the result of increases in the interest expense on repurchase agreements and other credit facilities, collateral for CMOs, and senior unsecured notes of $18.0 million, $4.9 million, and $4.5 million, respectively.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage assets and warehouse lines of credit totaled $131.4 million during 1996 compared to $113.4 million during 1995. The increase of $18 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding for the year to $2.1 billion in 1996 from $1.7 billion in 1995, partially offset by a decrease in the weighted average effective interest rate to 6.27% in 1996 from 6.74% in 1995.

Interest expense on CMOs was $22.5 million and $17.5 million for 1996 and 1995, respectively. This increase was primarily attributable to an increase in average aggregate CMOs outstanding to $275 million for 1996 from $185 million for 1995, combined with a decrease in the weighted average cost of CMOs to 8.17% in 1996 from 9.47% in 1995. The increase in the average balance of CMOs was directly related to the issuance of CMO 1996-1 in January, 1996.

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Interest expense on senior unsecured notes totaled $5.5 million and $1.0 million for the years ended December 31, 1996 and December 31, 1995, respectively. The senior unsecured notes were issued in October 1995 at an effective rate, including issuance costs, of 9.22%.

EQUITY IN EARNINGS OF INDY MAC
The 1996 earnings of $19.7 million for Indy Mac, in which CWM has a 99% economic interest, resulted principally from net interest income of $11.4 million and gain on sale of mortgage loans and securities of $54.6 million, offset by salaries, general and administrative expenses of $31.2 million, management fee expense of $2.1 million and income taxes of $14.8 million. During 1995, earnings of Indy Mac resulted principally from net interest income of $18.1 million and gains on sales of mortgage loans and securities of $30.9 million, offset by a provision for loan losses of $2.2 million, expenses of $20.7 million, management fee expense of $1.8 million and income taxes of $10.4 million.

Indy Mac master serviced loans with principal balances aggregating $11.1 billion at December 31, 1996, compared to $9.4 billion at December 31, 1995. The growth in the master servicing portfolio during 1996 and 1995 was the result of loan production volume from the Company's conduit operations, partially offset by prepayments of mortgage loans. The weighted average interest rate of the mortgage loans in the master servicing portfolio at December 31, 1996 and 1995 was 8.51% and 8.35%, respectively. The mix of fixed-rate product and adjustable-rate product in the master servicing portfolio was 84% and 16%, respectively, at December 31, 1996.

Net income related to Indy Mac's securitized master servicing fees totaled $12.1 million in 1996, including gross income of $50.1 million, offset by amortization of the related asset balances of $38.0 million. Net income related to master servicing fees receivable totaled $5.3 million in 1996, including gross income of $12.9 million, offset by amortization of the related asset balances totaling $7.6 million. Net income related to the securitized master servicing fees and master servicing fees receivable totaled $9.2 million in 1995, including gross income of $23.1 million, offset by amortization of the related asset balances of $13.9 million.

The portfolio of mortgage securities available for sale held by Indy Mac includes subordinated securities and principal-only and inverse-floater securities with market values which tend to perform inversely to the master servicing assets. Indy Mac's investments in subordinated securities are comprised of $214 million of securities issued by Indy Mac with ratings ranging from "AA" to non-rated. At December 31, 1996, 66% of these securities were investment grade (i.e., rated "BBB" or better). The pre-tax unrealized loss associated with the mortgage securities available for sale totaled $8.0 million at December 31, 1996.

In an effort to further reduce the Company's sensitivity to interest rates with respect to the master servicing assets, the Company, from time to time, acquires other financial instruments, including derivative contracts such as call options on U.S. Treasury bonds and interest rate floors, that react inversely to changes in interest rates in relation to the master servicing fees receivable assets. There can be no assurance that this strategy will be successful.

SALARIES, GENERAL AND
ADMINISTRATIVE EXPENSES
The increase in salaries, general and administrative expenses of $10.0 million for the period ended December 31, 1996 compared to the period ended December 31, 1995 is primarily the result of the increased personnel and expenses required to support the growth in the operations of CWM and its qualified REIT subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


MANAGEMENT FEES
For 1996, management fees were $8.8 million compared to $5.5 million for 1995. The increase in the management fees was primarily due to an increase in incentive compensation payable to Countrywide Asset Management Corporation (the "Manager") in 1996, directly related to the increase in CWM's earnings during 1996 in comparison to 1995.

CWM's net earnings were $50.0 million, or $1.25 per share, based on 39,902,680 weighted average shares outstanding for 1995, compared to $27.8 million, or $0.86 per share, based on 32,183,850 weighted average shares outstanding for 1994.

The increase in net earnings of $22.2 million was primarily due to an increase in net interest income and equity in earnings of Indy Mac of $23.1 million and $8.2 million, respectively, offset by increases in management fee expense, provision for loan losses, and salaries, general and administrative expenses of $4.3 million, $3.5 million and $1.8 million, respectively.

Total interest income was $180.5 million for 1995 and $92.1 million for 1994. The increase of $88.4 million in interest income was primarily the result of an increase of $77.5 million in interest on mortgage loans held for investment, with additional increases in interest earned on construction loans, warehouse lines of credit and advances to Indy Mac of $6.5 million, $5.7 million and $2.2 million, respectively. These increases were offset by a reduction in interest income on collateral for CMOs of $4.4 million.

Interest income earned on mortgage loans held for investment totaled $97.7 million during 1995 compared to $20.2 million during 1994. The substantial increase from 1994 is the result of an increase in the average amount of loans held for investment during the year combined with an increase in the average yield. The average principal balance of loans held for investment was $1.2 billion during 1995 with interest earned at an effective yield of 8.08%, compared to the average principal balance of loans held for investment during 1994 of $273 million with interest earned at an effective rate of 7.39%.

Interest income earned on mortgage loans held for sale totaled $34.7 million and $34.2 million, resulting in an effective yield of 9.22% and 7.27%, respectively, for the years ended December 31, 1995 and 1994.

Interest income on construction loans totaled $6.5 million and $93,000 during 1995 and 1994, respectively. The average principal balance of construction loans outstanding totaled $49.5 million during 1995, representing an increase of $49 million from the average principal balance of $825,000 during 1994. Interest was earned at an effective yield of 13.24% and 11.22% in 1995 and 1994, respectively.

Interest income on revolving warehouse and related lines of credit totaled $10.0 million and $4.4 million with interest earned at an effective yield of 9.50% and 7.53% for the years ended December 31, 1995 and 1994, respectively.

Interest income on collateral for CMOs was $17.3 million and $21.7 million for the years ended December 31, 1995 and 1994, respectively. The decline was attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $290 million for 1994 to $213 million for 1995, offset by an increase in the effective

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

Gross securitized master servicing income for CWM was $27.2 million and $14.7 million for the years ended December 31, 1995 and 1994, respectively. This gross income was offset by amortization of the securitized master servicing fees of $19.8 million, and $7.5 million for the years ended December 31, 1995 and 1994, respectively. As of December 31, 1995, securitized master servicing fees of $120 million were pledged to secure borrowings totaling $62 million.

For 1995 and 1994, total interest expense was $131.9 million and $66.7 million, respectively. The increase of $65.2 million in interest expense is the result of an increase in the interest expense on repurchase agreements and other credit facilities and senior unsecured notes of $73.8 million and $999,000, respectively, offset by a reduction in the interest expense on CMOs of $9.6 million.

Interest expense on repurchase agreements and other credit facilities totaled $113.4 million during 1995 compared to $39.6 million during 1994. The increase in interest expense was primarily the result of an increase in the aggregate average balance of indebtedness outstanding for the year from $754 million in 1994 to $1.7 billion in 1995, combined with an increase in the weighted average effective interest rate from 5.25% in 1994 to 6.74% in 1995.

CWM recognized interest expense totaling $999,000 related to the senior unsecured notes during 1995. There were no senior unsecured notes outstanding during 1994. The effective cost of the notes, including costs of issuance, was 9.22%.

Interest expense on CMOs was $17.5 million and $27.1 million for 1995 and 1994, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $185 million for 1995 from $264 million for 1994, combined with a decrease in the weighted average cost of CMOs to 9.47% in 1995 from 10.28% in 1994. The decrease in the average balance of CMOs was directly related to the prepayment activity on collateral for CMOs as discussed above. The prepayments are ultimately used to repay the related CMOs. As interest rates increase and prepayments decline on the underlying collateral, the amortization of original issue discount and bond issue costs also decreases, resulting in a lower effective rate of interest expense on the CMOs.

EQUITY IN EARNINGS OF INDY MAC
During 1995, earnings of Indy Mac resulted principally from net interest income of $18.1 million and gains on sales of mortgage loans and securities of $30.9 million, offset by a provision for loan losses of $2.2 million, expenses of $20.7 million, management fee expense of $1.8 million and income taxes of $10.4 million. During 1994, earnings of Indy Mac resulted principally from net interest income of $6.4 million, gains on sales of mortgage loans and securities of $9.6 million, and gains on the sale of servicing of $7.3 million, offset by expenses of $13.5 million, management fee expense of $334,000 and income taxes of $3.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Indy Mac master serviced loans with principal balances aggregating $9.4 billion at December 31, 1995, compared to $6.8 billion at December 31, 1994. The growth in the master servicing portfolio during 1994 and 1995 was the result of loan production volume from the Company's conduit operations, partially offset by prepayments of mortgage loans.

The weighted average interest rate of the mortgage loans in the master servicing portfolio at December 31, 1995 and 1994 was 8.35% and 7.38%, respectively. The mix of fixed-rate product and adjustable-rate product in the master servicing portfolio was 74% and 26%, respectively, at December 31, 1995.

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

SALARIES, GENERAL AND
ADMINISTRATIVE EXPENSES
The increase from $2.4 million for the year ended December 31, 1994 to $4.2 million for the year ended December 31, 1995 is primarily the result of additional staffing and increased operating costs related to the construction lending and warehouse lending operations as the Company has developed and expanded these business lines.

MANAGEMENT FEES
For 1995, management fees were $5.5 million compared to $1.2 million for 1994. The increase was primarily due to incentive compensation of $3.8 million payable to the Manager in 1995, directly related to the increase in CWM's earnings during 1995. During 1994, the Manager waived 25% of this fee. The waived fees were reflected as an expense and a corresponding capital contribution in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMOs, repurchase agreements, bank debt, other borrowings and common stock to meet its liquidity requirements. In addition, in connection with its mortgage conduit operations, Indy Mac issues REMIC securities from time to time to help meet such requirements.

The Company has established three repurchase facilities and one revolving credit facility with Merrill Lynch, Pierce, Fenner & Smith Inc. and certain of its affiliates, in an aggregate principal amount of $725 million. All four such agreements are committed for a period of at least two years from their respective dates of execution and currently permit the Company to finance its mortgage conduit, mortgage portfolio, warehouse lending, consumer construction lending and manufactured housing lending assets and operations. All of the three repurchase agreements and the revolving credit facility carry floating rates of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

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

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company has entered into a repurchase facility with Lehman Commercial Paper, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed until May, 1997, and currently permits the Company to finance certain mortgage loan assets. This repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

The Company has entered into a repurchase facility with Paine Webber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a one-year period from the date of execution and currently permits the Company to finance its mortgage conduit, warehouse lending and mortgage portfolio assets and operations. Such repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

In May, 1995, the Company entered into a two-year committed credit facility with a syndicate of commercial banks led by First Union National Bank of North Carolina. This facility primarily finances mortgage loans, builder construction loans, and master servicing assets. In 1996, the Company amended this credit facility to expand the number of lenders and the available committed borrowings from $300 million to $405 million and to increase financing available for builder construction loans. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed.

During the fourth quarter of 1995, the Company raised $59.6 million in connection with the private placement of senior notes with certain institutional lenders. These senior notes are unsecured, and the proceeds are utilized by the Company in connection with its working capital needs. The effective rate of interest on such senior notes is fixed at 9.22% for a period of seven years from the date of issuance. The senior notes were rated "BBB-" by Duff & Phelps Credit Rating Co. at the time of issuance and, in December 1996, were rated "BBB-" by Fitch Investors Service, L.P.

The Company has from time to time raised additional capital through secondary public offerings. Since the inception of its new business plan in 1993, the Company has raised $205 million in connection with such secondary offerings. The Company also raises new equity capital primarily through the optional cash payment feature of its Dividend Reinvestment Plan. During 1996 and 1995, the Company raised $133 million and $25 million, respectively, through such Dividend Reinvestment Plan.

During the first quarter of 1996, the Company issued one series of CMOs in an aggregate principal amount of $146 million, secured by collateral consisting of mortgage loans with an aggregate principal balance of $155 million.

The REIT provisions of the Internal Revenue Code restrict CWM's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio, conduit, commercial lending and other operations by requiring CWM to distribute to its shareholders substantially all of its taxable income from operations. Certain of the Company's material businesses, including its mortgage conduit and commercial lending operations, are known to require significant and continuing commitments of capital resources.

The Company's liquidity and its ability to raise working capital has generally improved during recent periods, and management believes that the Company's cash flow from operations and the Company's existing financing arrangements are sufficient to meet the Company's current short-term liquidity requirements. To the extent the Company possesses working capital in excess of its current liquidity requirements, such working capital is as a general matter utilized to repay borrowings under those tranches of the Company's lines of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


credit which carry higher rates of interest, which borrowings would typically remain available for reborrowing by the Company pursuant to the terms and conditions of the applicable credit facility.

The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/ or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

CASH FLOWS

OPERATING ACTIVITIES
During the year ended December 31, 1996, the Company's operating activities required cash of approximately $210 million. The primary operating activity for which cash was used during the year ended December 31, 1996 was the acquisition of mortgage loans and manufactured housing loans held for sale.

INVESTING ACTIVITIES
The primary investing activity for which cash was used during the year ended December 31, 1996 was the funding of construction loans receivable and acquisition of mortgage loans held for investment and mortgage securities available for sale. The net cash used in investing activities totaled $447 million for the year ended December 31, 1996.

FINANCING ACTIVITIES
Net cash provided by financing activities amounted to $661 million for the year ended December 31, 1996. The cash provided by financing activities was primarily the result of new borrowings under repurchase agreements and other credit facilities combined with proceeds from issuance of common stock and CMOs during the year ended December 31, 1996.

EFFECT OF INTEREST RATE CHANGES

The Company's financial position and results of operations may be affected by changes in interest rates in a variety of ways. For example, higher interest rates may depress the market value of the Company's investment portfolio, to an extent, if the yield on such holdings does not keep pace with increases in interest rates. As a result of decreased market values it could be necessary for the Company to borrow additional funds and pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other debt securities. Increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's earnings. However, the Company has implemented a hedging strategy which is designed, to an extent, to mitigate this adverse effect. In addition, high levels of interest rates tend to decrease the rate at which mortgages prepay. A decrease in the rate of prepayments may lengthen the estimated average lives of the underlying mortgages supporting securitized master servicing fees and master servicing fees receivable and for classes of the CMOs issued by the Company and may result in higher residual cash flows from such assets than would otherwise have been obtained. However, higher rates of interest may also discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The information called for by this item 8 is already incorporated by reference to CWM's Consolidated Financial Statements and Report of Independent Certified Public Accountants beginning at page F-1 of this form 10-K.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this Item 10 as to directors and executive officers of CWM is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item 11 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item 12 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

        (a)  (1) and (2) - Financial Statements and Schedules.

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

4.13* Series M Supplement, dated as of January 1, 1987, to the Indenture (incorporated by reference to Exhibit 4.3 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

4.14* Indenture (the "SPNB Indenture"), dated as of December 1, 1986, between CMO, Inc. and Security Pacific National Bank, as Trustee ("SPNB") (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on January 9, 1987).

4.15* Series W-1 Supplement, dated as of December 1, 1986, to the SPNB Indenture (incorporated by reference to Exhibit 4.2 to CMO, Inc.'s Form 8-K filed with the SEC on January 9, 1987).

4.16* Series N Supplement, dated as of February 1, 1987, to the SPNB Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

4.17* Indenture, dated as of February 1, 1987, between Countrywide Mortgage Trust 1987-I (the "1987-I Trust") and SPNB (incorporated by reference to Exhibit 4.18 to the Company's Form 10-K for the year ended December 31, 1986).

4.18* Indenture Supplement, dated as of September 1, 1987, among Countrywide Mortgage Obligations III, Inc. ("CMO III, Inc."), CMO, Inc. and BTC (incorporated by reference to Exhibit 4.1 to CMO III, Inc.'s Form 8-K filed with the SEC on October 9, 1987).

4.19* Indenture Supplement, dated as of September 1, 1987, among CMO III, Inc., CMO, Inc. and SPNB (incorporated by reference to Exhibit 4.2 to CMO III, Inc.'s. Form 8-K filed with the SEC on October 9, 1987).

4.20* Indenture dated as of November 20, 1990, between the Countrywide Cash Flow Bond Trust ("CCFBT") and BTC (incorporated by referenced to
         Exhibit 4.22 to the Company's Form 10-K for the year ended December 31,
         1990).

4.21* Indenture dated as of March 30, 1993 between Countrywide Mortgage Trust 1993-I (the "1993-I Trust") and State Street Bank and Trust Company (the "Bond Trustee") (incorporated by reference to Exhibit 4.1 to the Company's 10-Q for the quarter ended March 31, 1993).

4.22* Indenture dated as of April 14, 1993 between Countrywide Mortgage Trust 1993-II (the "1993-II Trust") and the Bond Trustee (incorporated by reference to Exhibit 4.2 to the Company's 10-Q for the quarter ended March 31, 1993).

4.23 First Supplemental Indenture dated as of May 24, 1993 betwen the 1993-II Trust and the Bond Trustee (incorporated by reference to Exhibit
         4.25 to CWM's 10-K for the year ended December 31, 1994).

4.24* 1994 Stock Incentive Plan adopted May 17, 1994 (incorporated by reference to Exhibit 4.1 to the Company's 10Q for the quarter ended September 30, 1994).

4.25* 1996 Stock Incentive Plan adopted May 29, 1996 (incorporated by reference to Exhibit 4 to CWM's form S-8 filed with the SEC on July 26,
         1996).

10.1* 1996 Amended and Extended Management Agreement, extended as of June 1, 1996, between CWM and Countrywide Asset Management Corporation (the "Manager") (incorporated by reference to Exhibit 10.1 to the Company's Form 10Q for the quarter ended June 30, 1996).

10.2* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between CMI and Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed for the quarter ended June 30, 1987).

10.3* 1996 Amended and Extended Loan Purchase and Administrative Services Agreement, dated as of June 1, 1996, between CWM and CFC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996).

10.4* 1988 Amended and Restated Submanagement Agreement, dated as of May 15, 1988, between CFC and the Manager (incorporated by reference to Exhibit
         10.4 to CMI's Form 10-Q for the quarter ended March 31, 1988).

10.5* Form of Indemnity Agreement between CMI and CMI's directors and officers (incorporated by reference to Exhibit 10.5 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.6* Form of Guaranty of Indemnity Agreement made by Countrywide Credit Industries, Inc. ("Countrywide Credit") to CMI and CMI's directors and officers (incorporated by reference to Exhibit 10.6 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.7* Servicing Agreement, dated as of November 15, 1986, among CMO, Inc., SPNB and CFC (incorporated by reference to Exhibit 10.1 to CMO, Inc.'s Form 8-K filed with the SEC on January 9, 1987).

10.8* Deposit Trust Agreement (the "1987-I Deposit Trust Agreement"), dated January 16, 1987, between Countrywide Mortgage Obligations II, Inc. ("CMO II, Inc.") and Wilmington Trust Company, as Owner Trustee of the 1987-I Trust (incorporated by reference to Exhibit 10.15 to CMI's Form 10-K for the year ended December 31, 1986).

10.9* Management Agreement, dated as of February 1, 1987, between Wilmington Trust Company, as Owner Trustee of the 1987-I Trust, and the Manager (incorporated by reference to Exhibit 10.17 to CMI's Form 10-K for the year ended December 31, 1986).

10.10* Servicing Agreement, dated as of February 1, 1987, among the 1987-I Trust, SPNB and CFC (incorporated by reference to Exhibit 10.18 to CMI's Form 10-K filed for the year ended December 31, 1985).

10.11* Agreement between CMO, II, Inc. and CMI, dated as of February 1, 1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.19 to CMI's Form 10-K for the year ended December 31, 1986).

10.12* Agreement among CMO II, Inc., the Manager and CFC, dated as of February 1, 1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.20 to CMI's Form 10-K for the year ended December 31, 1986).

10.13* Deposit Trust Agreement (the "1987-II Deposit Trust Agreement"), dated as of April 29, 1987, between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee of the 1987-II Trust (incorporated by reference to Exhibit 10.7 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.14* First Amendment to 1987-II Deposit Trust Agreement, dated as of May 29, 1987, between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee of the 1987-II Trust (incorporated by reference to Exhibit 10.8 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.15* Guaranty, dated as of May 29, 1987, by CMI of obligations of CMO II, Inc. under the 1987-II Deposit Trust Agreement, as amended (incorporated by reference to Exhibit 10.9 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.16* Management Agreement, dated as of June 1, 1987, between Wilmington Trust Company, as Owner Trustee of the 1987-II Trust, and the Manager (incorporated by reference to Exhibit 10.10 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.17* Servicing Agreement, dated as of June 1, 1987, among the 1987-II Trust, SPNB and CFC (incorporated by reference to Exhibit 10.11 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.18* Transfer Agreement, dated as of May 1, 1987, among CMI, CMO II, Inc. and CMO III, Inc. (incorporated by reference to Exhibit 10.12 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.19* Guaranty, dated as of May 1, 1987, by CMI of obligations of CMO III, Inc. under the 1987-I Deposit Trust Agreement (incorporated by reference to Exhibit 10.13 to CMI's Form 10-Q for the quarter ended June 30, 1987).

10.20* Agreement of Merger, dated as of September 11, 1987, between CMO, Inc. and CMO III, Inc. (incorporated by reference to Exhibit 2 to CMO III, Inc.'s Form 8-K filed with the SEC on October 9, 1987).

10.21* 1985 Stock Option Plan adopted August 26, 1985, as amended February 12, 1987 and as further amended on February 15, 1989 (incorporated by reference to Exhibit 10.30 to CMI's Form 10-K for the year ended December 31, 1989).

10.22* Trust Agreement, dated as of November 20, 1990, between CMO III, Inc. and Wilmington Trust Company relating to the CCFBT (the "CCFBT Trust Agreement") (incorporated by reference to Exhibit 10.31 to CMI's Form 10-K for the year ended December 31, 1990).

10.23* Guaranty, dated as of November 20, 1990, by CMI of obligations of CMO III, Inc. under the CCFBT Trust Agreement (incorporated by reference to
         Exhibit 10.32 to CMI's Form 10-K for the year ended December 31, 1990).

10.24* Management Agreement, dated as of November 20, 1990, between CCFBT and the Manager (incorporated by reference to Exhibit 10.33 to CMI's Form 10-K for the year ended December 31, 1990).

10.25* Assignment Agreement, dated as of November 21, 1990, between CMO III, Inc. and CCFBT (incorporated by reference to Exhibit 10.35 to CMI's Form 10-K for the year ended December 31, 1990).

10.26* Deposit Trust Agreement dated as of March 24, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to CMI's 10-Q for the quarter ended March 31, 1993).

10.27* Master Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, CMI and the Bond Trustee (incorporated by reference to
         Exhibit 10.2 to CMI's 10-Q for the quarter ended March 31, 1993).

10.28* Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, Countrywide Funding Corporation and the Bond Trustee (incorporated by reference to Exhibit 10.3 to CMI's 10-Q for the quarter ended March 31, 1993).

10.29* Management Agreement, dated as of March 30, 1993 between Countrywide Asset Management Corporation and the 1993-I Trust (incorporated by reference to Exhibit 10.4 to CMI's 10-Q for the quarter ended March 31,
         1993).

10.30* First Amendment dated as of March 30, 1993 to Agreement between Countrywide Mortgage Obligations II, Inc. and CMI (incorporated by reference to Exhibit 10.5 to CMI's 10-Q for the quarter ended March 31,
         1993).

10.31* First Amendment dated as of March 30, 1993 to Agreement between Countrywide Mortgage Obligations II, Inc., Countrywide Asset Management Corporation and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.6 to CMI's 10-Q for the quarter ended March 31,
         1993).

10.32* Deposit Trust Agreement dated as of April 7, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.7 to CMI's 10-Q for the quarter ended March 31, 1993).

10.33* Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CMI and the Bond Trustee (incorporated by reference to
         Exhibit 10.8 to CMI's 10-Q for the quarter ended March 31, 1993).

10.34* Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, Countrywide Funding Corporation and the Bond Trustee (incorporated by reference to Exhibit 10.9 to CMI's 10-Q for the quarter ended March 31, 1993).

10.35* Management Agreement, dated as of April 14, 1993 between Countrywide Asset Management Corporation and the 1993-II Trust (incorporated by reference to Exhibit 10.10 to CMI's 10-Q for the quarter ended March 31, 1993).

10.36* First Amendment to Deposit Trust Agreement dated as of April 13, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.11 to CMI's 10-Q for the quarter ended March 31, 1993).

10.37* Contribution and Mortgage Loan Acquisition Agreement dated as of April 19, 1993 between CMI and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.2 to CMI's Amendment No. 3 to S-3 Registration Statement (No. 33-63034) filed with the SEC on July 16,
         1993).

10.38* First Amendment to Deposit Trust Agreement dated as of April 16, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to CMI's 10-Q for the quarter ended June 30, 1993).

10.39* Custody Agreement dated as of April 5, 1993 among CMI, Merrill Lynch Mortgage Capital, Inc. and State Street Bank and Trust Company of California, N.A., Custodian (incorporated by reference to Exhibit 10.10 to CMI's 10-Q for the quarter ended June 30, 1993).

10.40    Employment agreement for Michael Perry dated November, 1996.

10.41* First Amendment to 1996 Amended and Extended Management Agreement dated as of July 25, 1996 between CWM Mortgage Holdings, Inc. ("CWM") and Countrywide Asset Management Corporation. (incorporated by reference to
         Exhibit 10.1 to CWM's 10-Q for the quarter ended September 30, 1996.)

10.42* Master Forward Commitment and Services Agreement effective January 1, 1996 between CWM Mortgage Holdings, Inc. and Independent National Mortgage Corporation (incorporated by reference to Exhibit 10.8 to CWM's 10-Q for the quarter ended March 31, 1996).

10.43* Independent National Mortgage Corporation Capitalization Agreement, effective as of January 1, 1996, by and among CWM Mortgage Holdings, Inc., Countrywide Funding Corporation and Independent National Mortgage Corporation (incorporated by reference to Exhibit 10.9 to CWM's 10-Q for the quarter ended March 31, 1996).

10.44* Revolving Working Capital Credit Facility and Credit Support Agreement, effective as of January 1, 1996, between CWM Mortgage Holdings, Inc. and Independent National Mortgage Corporation (incorporated by reference to Exhibit 10.10 to CWM's 10-Q for the quarter ended March 31, 1996).
                              33

21.1     List of Subsidiaries.

23.1     Consent of Grant Thornton LLP

27       Financial Data Schedule

*Incorporated by reference.

(b) - Reports on Form 8-K

         None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 25, 1997.

                                        CWM MORTGAGE HOLDINGS, INC.


                                     BY:        S:/ DAVID S. LOEB
                                        ---------------------------------
                                                  David S. Loeb
                                        Chairman of the Board of Directors

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

       Signature                           Title                              Date
/s/ DAVID S. LOEB           Director, Chairman of the Board of          March 25, 1997
---------------------------
  David S. Loeb

/s/ ANGELO R. MOZILO         Director, Vice Chairman of the Board       March 25, 1997
---------------------------  Officer (Principal Executive Officer)
Angelo R. Mozilo

/s/ MICHAEL W. PERRY         President and Chief Operating Officer      March 25, 1997
---------------------------
  Michael W. Perry

/s/ JAMES P. GROSS          Senior Vice President                      March 25, 1997
---------------------------  and Chief Financial Officer
  James P. Gross             (Principal Accounting Officer)
                             (Principal Financial Officer)

/s/ LYLE E. GRAMLEY          Director                                   March 25, 1997
---------------------------
Lyle E. Gramley

/s/ THOMAS J. KEARNS         Director                                   March 25, 1997
---------------------------
 Thomas J. Kearns

/s/ FREDERICK J. NAPOLITANO  Director                                   March 25, 1997
---------------------------
Frederick J. Napolitano

                     CONSOLIDATED FINANCIAL STATEMENTS AND
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                          CWM MORTGAGE HOLDINGS, INC.
                               AND SUBSIDIARIES

                       December 31, 1996, 1995 and 1994

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                         December 31, 1996, 1995, 1994



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

Schedules
     Schedule IV - Mortgage Loans on Real Estate                           F-25

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDEPENDENT NATIONAL MORTGAGE CORPORATION
-----------------------------------------

Report of Independent Certified Public Accountants                         F-26

Financial Statements
     Balance Sheet                                                         F-27
     Statement of Earnings                                                 F-28
     Statement of Shareholders' Equity                                     F-29
     Statement of Cash Flows                                               F-30
     Notes to Financial Statements                                         F-31

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
CWM Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CWM Mortgage Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CWM Mortgage Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule IV of CWM Mortgage Holdings, Inc. and subsidiaries for the year ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Los Angeles, California

February 21, 1997

CONSOLIDATED BALANCE SHEETS




                                                                                 DECEMBER 31,
Dollar amounts in thousands,                                             =============================
except per share data                                                       1996               1995

ASSETS
Mortgage assets
  Mortgage loans held for investment, net                                $1,210,891         $1,424,583
  Mortgage loans held for sale -- prime                                     404,346            379,363
  Mortgage loans held for sale -- subprime                                  177,913             30,221
  Manufactured housing loans held for sale                                   74,949                 --
  Manufactured housing loans held for investment                             25,822                 --
  Construction loans receivable, net                                        460,546            129,323
  Collateral for CMOs                                                       289,054            184,111
  Securitized master servicing fees                                         113,027            120,281
  Mortgage securities available for sale                                    129,372                 --
Revolving warehouse lines of credit, net                                    251,032            190,705
Investment in and advances to Indy Mac                                      174,416            145,537
Cash and cash equivalents                                                    12,450              8,049
Other assets                                                                 46,667             31,440
                                                                         -----------------------------
     Total assets                                                        $3,370,485         $2,643,613
                                                                         =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Repurchase agreements and other credit facilities                        $2,531,509         $2,037,834
Collateralized mortgage obligations                                         264,080            164,760
Senior unsecured notes                                                       59,759             59,649
Accounts payable and accrued liabilities                                     22,287             18,386
                                                                         -----------------------------
     Total liabilities                                                    2,877,635          2,280,629

Commitments and contingencies                                                    --                 --

Shareholders' equity
  Common stock -- authorized, 100,000,000 shares
     of $.01 par value; issued and outstanding,
     50,200,146 shares at December 31, 1996
     and 42,413,842 at December 31, 1995                                        502                424
  Additional paid-in capital                                                490,695            353,965
  Net unrealized gain (loss) on mortgage securities
     available for sale;
       held by CWM                                                            3,453                 --
       held by Indy Mac                                                      (4,620)             7,845
  Cumulative earnings                                                       219,135            150,148
  Cumulative distributions to shareholders                                 (216,315)          (149,398)
                                                                         -----------------------------
     Total shareholders' equity                                             492,850            362,984
                                                                         -----------------------------
  Total liabilities and shareholders' equity                             $3,370,485         $2,643,613
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

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 YEAR ENDED DECEMBER 31,
Dollar amounts in thousands,                             =======================================
except per share data                                        1996           1995         1994
REVENUES

Interest income
  Mortgage loans held for investment                     $    94,237   $    97,720   $    20,161
  Mortgage loans held for sale                                57,746        34,733        34,238
  Manufactured housing loans held for sale                     2,259            --            --
  Manufactured housing loans held for investment               1,308            --            --
  Construction loans                                          30,158         6,548            93
  Collateral for CMOs                                         22,648        17,257        21,679
  Securitized master servicing fees, net                       9,502         7,405         7,203
  Mortgage securities available for sale                       1,002            --            --
  Revolving warehouse lines of credit                         15,523        10,024         4,363
  Advances to Indy Mac                                         7,676         6,502         4,279
  Other                                                          244           276           103
                                                         ---------------------------------------
     Total interest income                                   242,303       180,465        92,119
Interest expense
  Repurchase agreements and other credit facilities          131,389       113,379        39,585
  Collateralized mortgage obligations                         22,478        17,532        27,115
  Senior unsecured notes                                       5,498           999            --
                                                         ---------------------------------------
     Total interest expense                                  159,365       131,910        66,700
                                                         ---------------------------------------
       Net interest income                                    82,938        48,555        25,419
Provision for loan losses                                     12,991         4,037           500
                                                         ---------------------------------------
       Net interest income after provision

          for loan losses                                     69,947        44,518        24,919
Equity in earnings of Indy Mac                                19,533        13,801         5,624
Other                                                          2,470         1,427           885
                                                         ---------------------------------------
       Net revenues                                           91,950        59,746        31,428
EXPENSES
Salaries, general and administrative                          14,202         4,213         2,402
Management fees to affiliate                                   8,761         5,522         1,195
                                                         ---------------------------------------
     Total expenses                                           22,963         9,735         3,597
                                                         ---------------------------------------
NET EARNINGS                                             $    68,987   $    50,011   $    27,831
                                                         =======================================
EARNINGS PER SHARE                                             $1.51         $1.25         $0.86
                                                         =======================================
Weighted average shares outstanding                       45,643,885    39,902,680    32,183,850
                                                         =======================================

The accompanying notes are an integral part of these statements.

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                          THREE YEARS ENDED DECEMBER 31, 1996
Dollar amounts in thousands,    =======================================================================================
except per share data                                                      UNREALIZED
                                                                         GAIN (LOSS) ON
                                                                       MORTGAGE SECURITIES
                                                                       AVAILABLE FOR SALE                   CUMULATIVE
                                                        CAPITAL      ----------------------                DISTRIBUTIONS
                                  NUMBER      COMMON   IN EXCESS     HELD BY     HELD BY      CUMULATIVE     TO SHARE-
                                 OF SHARES    STOCK     OF PAR         CWM      INDY MAC       EARNINGS       HOLDERS     TOTAL
Balances at
  December 31, 1993             32,020,484    $320     $256,587    $   --        $     --       $ 72,306      $  (78,605)  $250,608
Common stock issued                    922      --            9        --              --             --              --          9
Common stock options
  exercised                        259,750       3        1,339        --              --             --              --      1,342
Capital contribution
  by manager                            --      --          305        --              --             --              --        305
Unrealized loss on
  mortgage securities
  available for sale                    --      --           --        --            (890)            --              --       (890)
Net earnings for the year                       --           --        --              --         27,831              --     27,831
Dividends paid                          --
  $0.72 per share                       --      --           --        --              --             --         (23,185)   (23,185)
                                ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 1994             32,281,156     323      258,240        --            (890)       100,137        (101,790)   256,020
Common stock issued              9,801,686      98       93,565        --              --             --              --     93,663
Common stock options
  exercised                        331,000       3        2,160        --              --             --              --      2,163
Unrealized gain on
  mortgage securities
  available for sale                    --      --           --        --           8,735             --              --      8,735
Net earnings for the year               --      --           --        --              --         50,011              --     50,011
Dividends paid --
  $1.17 per share                       --      --           --        --              --             --         (47,608)   (47,608)
                                ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 1995             42,413,842     424      353,965        --           7,845        150,148        (149,398)   362,984
Common stock issued              7,382,883      74      132,982        --              --             --              --    133,056
Common stock options
   exercised                       403,421       4        3,748        --              --             --              --      3,752
Unrealized gain (loss) on
  mortgage securities
  available for sale                    --      --           --     3,453         (12,465)            --              --     (9,012)
Net earnings for the year               --      --           --        --              --         68,987              --     68,987
Dividends paid --
  $1.47 per share                       --      --           --        --              --             --         (66,917)   (66,917)
Balances at                     ---------------------------------------------------------------------------------------------------
   December 31, 1996            50,200,146    $502     $490,695    $3,453        $ (4,620)      $219,135       $(216,315)  $492,850
                                ===================================================================================================

The accompanying notes are an integral part of this statement.

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                YEAR ENDED DECEMBER 31,
                                                                       =========================================
Dollar amounts in thousands
                                                                            1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                           $    68,987    $    50,011    $    27,831
Adjustments to reconcile net earnings to net cash
 (used in) provided by operating activities:
  Amortization and depreciation                                             24,911         22,456         12,226
  Provision for loan losses                                                 12,991          4,037            500
  Equity in earnings of Indy Mac                                           (19,533)       (13,801)        (5,624)
                                                                        ----------------------------------------
Purchases of mortgage loans held for sale                               (3,872,783)    (3,779,914)    (5,073,475)
Principal repayments and proceeds from sale of mortgage loans            3,646,046      3,670,576      5,259,367
Purchases of manufactured housing loans held for sale,
 net of repayments                                                         (74,949)            --             --
Change in accrued assets and liabilities                                     4,775          2,913        (10,922)
   Net cash (used in) provided by operating activities                    (209,555)       (43,722)       209,903

CASH FLOWS FROM INVESTING ACTIVITIES
Collateral for CMOs:
 Principal payments on collateral                                           46,106         28,975        147,429
 Net change in GICs held by trustees                                            98            953         17,810
 Proceeds from sale of collateral for CMOs, net                                 --          9,205             --
                                                                        -----------------------------------------
                                                                            46,204         39,133        165,239
Net increase in construction loans receivable                             (333,011)      (111,646)        (6,670)
Purchases of mortgage loans held for investment                           (207,825)      (406,478)      (909,895)
Investment in mortgage securities                                         (126,221)            --             --
Net (increase) decrease in revolving warehouse lines of credit             (60,927)      (121,606)        22,267
Advances to Indy Mac, net of cash repayments                               (46,561)       (67,128)        62,002
Purchases of manufactured housing loans held for investment,
 net of repayments                                                         (25,822)            --             --
Investment in securitized master servicing fees                             (9,931)       (19,118)      (128,480)
Principal payments on mortgage loans held for investment                   297,709        183,200         12,750
Investment in Indy Mac, net of dividends received                           24,750        (15,840)        (6,905)
Change in other assets                                                      (5,758)        (8,911)        (1,526)
                                                                        ----------------------------------------
    Net cash used in investing activities                                 (447,393)      (528,394)      (791,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Collateralized mortgage obligations:
 Proceeds from issuance of securities                                      146,152             --             --
 Principal payments on securities                                          (48,566)       (39,309)      (165,059)
                                                                       -----------------------------------------
                                                                            97,586        (39,909       (165,059)
Net proceeds from issuance of unsecured debt                               493,675        503,642        763,855
Net proceeds from issuance of common stock                                 136,808         95,827          1,656
Cash dividends paid                                                        (66,917)       (47,608)       (23,185)
Change in other liabilities                                                    197          5,385           (446)
                                                                       -----------------------------------------
   Net cash provided by financing activities                               661,349        577,560        576,821
                                                                       -----------------------------------------
Net increase (decrease) in cash and cash equivalents                         4,401          5,444         (4,494)
Cash and cash equivalents at beginning of period                             8,049          2,605          7,099
                                                                       -----------------------------------------
Cash and cash equivalents at end of period                             $    12,450    $     8,049    $     2,605
                                                                       =========================================
  Supplemental cash flow information:
  Cash paid for interest                                               $   156,880    $   121,288    $    56,885
                                                                       =========================================

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

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



Note A  SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

The consolidated financial statements of CWM Mortgage Holdings, Inc. (CWM) are prepared in conformity with generally accepted accounting principles (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The following is a summary of the more significant accounting and reporting policies used in preparing the consolidated financial statements.

1. FINANCIAL STATEMENT PRESENTATION
The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its qualified REIT subsidiaries. The mortgage loan conduit activities are primarily conducted through Independent National Mortgage Corporation (Indy Mac), a taxable corporation established in 1993. CWM owns all the preferred stock and has a 99% economic interest in Indy Mac. Accordingly, CWM's investment in Indy Mac is accounted for under a method similar to the equity method because CWM has the ability to exercise influence over the financial and operating policies of Indy Mac through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by CWM's share of earnings or losses and decreased by dividends received. References to the "Company" mean the parent company, its consolidated subsidiaries, and Indy Mac.

All significant intercompany balances and transactions with CWM's consolidated subsidiaries have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the periods ended December 31, 1995 and 1994 to conform to the December 31, 1996 presentation.

2. MORTGAGE LOANS HELD FOR INVESTMENT,
NET AND MANUFACTURED HOUSING LOANS
HELD FOR INVESTMENT
CWM purchases certain mortgage and manufactured housing loans to be held as long-term investments. In addition CWM may, pursuant to its forward commitment contract with Indy Mac, transfer loans held for sale to the "held for investment" designation. Such transfers are recorded at the lower of cost or market on the date of transfer. The resulting market discount is amortized to interest income over the estimated life of the loan using a level-yield method. Premiums paid and discounts obtained on loans held for investment are recorded as an adjustment to the carrying amount of the loan and amortized to income over the estimated life of the loans using the level-yield method. Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility, and, if appropriate, previously accrued interest is reversed. Loans held for investment are carried at the principal amount outstanding, adjusted for net unamortized premiums or discounts, and net of the allowance for loan losses.

3. MORTGAGE LOANS HELD FOR SALE
AND MANUFACTURED HOUSING LOANS HELD FOR SALE
Mortgage and manufactured housing loans held for sale are carried at the lower of cost or market, computed by the aggregate method. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility, and, if appropriate, previously accrued interest is reversed.

All loans purchased by CWM for which a REMIC transaction, securitization or whole loan sale is contemplated are committed for sale to Indy Mac at the same price for which the loans were acquired by CWM. At present, CWM does not sell any loans to entities other than Indy Mac.

4. CONSTRUCTION LOANS RECEIVABLE, NET
Construction loans receivable are carried at the outstanding principal balance, net of unamortized purchase discounts or premiums and net of allowance for loan losses.

5. COLLATERAL FOR CMOS
Collateral for CMOs, consisting of mortgage loans and mortgage-backed securities, is carried at the outstanding principal balances, net of unamortized purchase discounts or premiums. Also included in collateral for CMOs are guaranteed investment contracts (GICs) held by trustees and accrued interest receivable related to CMO collateral.

6. SECURITIZED MASTER SERVICING FEES
CWM from time to time invests in securitized master servicing fees related to the REMIC securities issued by Indy Mac.

Interest income on securitized master servicing fees is recognized at the effective yield based upon current estimates of prepayment rates. Cash received in excess of the effective yield is applied to amortize the asset. CWM evaluates the recoverability of securitized master servicing fees by computing the present value of the asset, given current estimates for prepayment rates, using a risk-free rate of return. An impairment write-down to fair value is recorded for those securities whose amortized cost exceeds the present value at the risk-free rate. The value of securitized master servicing fees is sensitive to variations in estimates of prepayment rates and changes in the risk-free rate. CWM estimates future prepayment rates based upon current interest rate levels, economic conditions, and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. The estimates of prepayment rates may change in the near term due to changes in interest rates and market conditions. CWM holds securitized master servicing fees for investment.

Effective January 1, 1997, CWM will reclassify securitized master servicing fees to available for sale pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) NO. 125. Accordingly, securitized master servicing fees will be carried at estimated for value with unrealized gains or losses excluded from earnings and included in shareholders' equity, net of related taxes.

7. MORTGAGE SECURITIES AVAILABLE FOR SALE
Mortgage securities available for sale consist primarily of adjustable-rate agency securities. In addition, CWM has invested in certain securities issued in connection with Indy Mac's REMIC transactions and inverse-floater securities. Securities are classified at acquisition as available for sale when CWM intends to hold the securities for a period of time, but not necessarily to maturity. Mortgage securities available for sale are carried at estimated fair value with unrealized gains and losses excluded from earnings and included in shareholders' equity. Estimated fair value is determined based on market quotes.

                                                                CWM Mortgage
                                                                Holdings, Inc.
                                                                and Subsidiaries

8. REVOLVING WAREHOUSE LINES OF CREDIT, NET
Revolving warehouse lines of credit are carried at their outstanding principal balances, net of allowance for losses.

9. ALLOWANCE FOR LOAN LOSSES
CWM maintains an allowance for possible credit losses on mortgage loans held for investment, construction loans, and warehouse lines of credit. Additions to the allowance are based on an assessment of certain factors, including but not limited to estimated future losses on the loans, general economic conditions, and trends in portfolio volume, composition, borrower credit quality, maturity and delinquency. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a reduction to the allowance. Subsequent recoveries of items previously charged off are credited back to the allowance.

10. COLLATERALIZED MORTGAGE OBLIGATIONS (CMOS) AND DEFERRED ISSUANCE COSTS
CMOs are carried at their outstanding principal balances, net of unamortized original issue discounts. Also included in CMOs is accrued interest payable on such obligations. Issuance costs have been deferred and are amortized to expense over the estimated life of the CMOs using an effective interest method or methods which approximate the effective interest method. Unamortized deferred issuance costs are included in Other Assets in CWM's consolidated balance sheets.

Premiums paid and discounts obtained on collateral for CMOs are amortized to interest income over the estimated life of the mortgage loans using the interest method with effect given to principal reductions.

11. INTEREST RATE SWAP AGREEMENTS
CWM utilizes interest rate swap agreements to help mitigate the interest rate risk inherent in its portfolio of mortgage loans held for investment. The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in Accounts Payable and Accrued Liabilities.

12. INCOME TAXES
CWM intends to operate so as to continue to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of CWM's stock, requirements concerning distribution of taxable income, and certain restrictions on the nature of assets and sources of income. Among other things, a REIT must distribute at least 95% of its taxable income to its shareholders, the distribution of which may extend until timely filing of its tax return for its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Accordingly, no provision for income taxes has been made for CWM. If in any tax year CWM should not qualify as a REIT, it would be taxed as a corporation, and distributions to the shareholders would not be deductible in computing taxable income. If CWM were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

13. EARNINGS PER SHARE
Earnings per share are computed on the basis of the weighted average number of common shares outstanding which was 45,643,885, 39,902,680 and 32,183,850 for 1996, 1995 and 1994, respectively. The effect on earnings per share resulting from dilution upon exercise of stock options is not material in any year and is therefore not presented. Of the total dividends per share paid in 1996 and 1995, approximately $0.18 per share and $0.20 per share, respectively, represented a return of capital. There was no return of capital included in dividends paid per share in 1994.

14. STOCK BASED COMPENSATION
CWM grants stock options for a fixed number of shares to officers and employees with an exercise price equal to the average market price of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants. SFAS No. 123, Accounting for Stock-Based Compensation, issued in 1995, allows companies to continue to recognize earnings pursuant to APBO No. 25 but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date. The effect on net income and earnings per share, had the Company adopted the expense recognition provisions of SFAS 123, would not have been material.

Note B  MORTGAGE LOANS HELD
        FOR INVESTMENT

Mortgage loans held for investment consist of various types of fixed- and adjustable-rate nonconforming mortgage loans secured primarily by first liens on single-family residential properties as follows.

                         DECEMBER 31, 1996         DECEMBER 31, 1995
Dollar amounts        =================================================
in thousands                          WEIGHTED                 WEIGHTED
                        PRINCIPAL     AVERAGE   PRINCIPAL      AVERAGE
    PRODUCT TYPE         AMOUNT       COUPON     AMOUNT        COUPON
Adjustable-rate
mortgages:
 Monthly
  LIBOR                 $  183,851    8.23%      $  238,639    8.68%
 Monthly COFI              108,761    7.96          138,465    8.23
 6-Month
  LIBOR                    241,442    9.00          298,848    9.18
 1-Year CMT                336,903    8.30          212,476    8.76
 3/1 CMT                   135,653    8.89          118,822    8.85
 5/1 CMT                    70,542    8.76           71,994    8.88
 10/1 CMT                    5,963    8.28          163,341    7.28
Other adjustable-
rate mortgages              12,707    7.65           15,213    8.25
Fixed-rate
mortgages                  125,544   10.34          171,791   10.41
                      ---------------------------------------------
                         1,221,366    8.69%       1,429,589    8.82%
                      ---------------------------------------------
Unamortized
net premium
(discount)                   1,016                   (2,087)
Allowance for
loan losses                (11,491)                  (2,919)
                      ---------------------------------------------
 Total                  $1,210,891               $1,424,583
                      =============================================

In reference to the above chart, "LIBOR" refers to London Interbank Offered Rate index, CMT refers to the Constant Maturity Treasury index, and COFI refers to the Cost Of Funds Index.


Included in mortgage loans held for investment at December 31, 1996 are $40.9 million of mortgage loans on which the Company was not currently accruing interest income due to the delinquent status of such loans. If interest on such loans had been accrued, interest income would have increased $3.5 million for the year ended December 31, 1996. Non-accrual loans at December 31, 1995 totaled $18.1 million and would have resulted in an additional $931,000 of interest income for the year then ended.

Note C  MORTGAGE LOANS
        HELD FOR SALE

Substantially all of the mortgage loans purchased by CWM are fixed-rate and adjustable-rate nonconforming mortgage loans secured by first liens on single-family residential properties. Approximately 33 percent of the principal amount of mortgage loans held for sale at December 31, 1996 was collateralized by properties located in California. In 1996, CWM purchased mortgage loans held for sale with an aggregate principal balance of $3.9 billion and sold mortgage loans with an aggregate principal balance of $3.5 billion to Indy Mac.

Note D  MORTGAGE SECURITIES
        AVAILABLE FOR SALE

The following summarizes the amortized cost and estimated fair value of mortgage securities available for sale as of December 31, 1996. There were no mortgage securities available for sale as of December 31, 1995. Contractual maturities on the mortgage securities range from 10 to 30 years.


   Dollar amounts     =================================================
    in thousands                   ESTIMATED     GROSS        GROSS
                       AMORTIZED     FAIR      UNREALIZED   UNREALIZED
                         COST        VALUE       GAINS        LOSSES


December 31, 1996      $125,919    $129,372       $3,501          $48

During the year ended December 31, 1996, CWM purchased certain inverse-floater securities totaling $8 million from Indy Mac at fair value on the date of transfer.

As of December 31, 1996, all of CWM's mortgage securities were pledged as collateral under repurchase agreements.

Note E  ALLOWANCE FOR
        LOAN LOSSES

Transactions in the allowance for loan losses were as follows:


Dollar amounts in thousands      =================
                                    1996      1995
Balance at January 1             $ 4,331    $  500
Provision for the year            12,991     4,037
Charge-offs                       (2,058)     (249)
Recoveries                            --        43
                                 -----------------
Balance at December 31           $15,264    $4,331
                                 =================

The allowance for loan losses at December 31, 1996 is comprised of the following: (1) $11.5 million for mortgage loans held for investment, (2) $1.2 million for warehouse lines of credit, (3) $2.3 million for construction loans receivable and (4) $267,000 for CMO collateral.

Note F  COLLATERAL
        FOR CMOS

Collateral for CMOs consists primarily of fixed-rate mortgage loans, secured by first liens on single-family residential real estate, and mortgage-backed securities.

All principal and interest on the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available for payment on the CMOs. Credit risk on the mortgage loans is minimized, to an extent, under a pool insurance policy provided by a private mortgage insurer on certain of the CMOs. Furthermore, CWM's mortgage-backed securities pledged to secure CMOs are guaranteed as to the repayment of principal and interest of the underlying mortgages by Freddie Mac. The maximum amount of credit risk related to CWM's investment in mortgage loans is represented by the outstanding principal balance of the mortgage loans plus accrued interest.

Collateral for CMOs is summarized as follows:

                                     DECEMBER 31
Dollar amounts in thousands      ====================
                                     1996        1995
Mortgage loans                   $217,483    $ 88,457
Mortgage-backed securities         67,609      89,014
GICs held by trustees               2,809       2,907
Accrued interest receivable         2,325       1,949
                                 --------------------
                                  290,226     182,327
Unamortized net (discount)
 premium and reserves              (1,172)      1,784
                                 --------------------
Collateral for CMOs              $289,054    $184,111
                                 ====================

The mortgage loans and mortgage-backed securities, together with GICs, which are all held by trustees, collateralized 11 series of CMOs at December 31, 1996. A time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date CWM actually receives the cash related to the prepayment. During this interim period, CWM does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid, yet CWM is obligated to continue to pay interest during such period to the applicable investor.

The weighted average coupon on collateral for CMOs, net of the related servicing fees, was 7.64% and 8.50% at December 31, 1996 and 1995, respectively.

During 1995, CWM redeemed one series of CMOs (the "Series"), in accordance with the terms of the indentures governing the Series. The mortgage-backed securities that collateralized the Series were sold and CWM recognized a loss of approximately $46,000.

Note G  SECURITIZED MASTER
        SERVICING FEES

The changes in CWM's securitized master servicing fees for the years ended December 31, 1996 and 1995, respectively, are as follows.


Dollar amounts in thousands      ====================
                                   1996        1995
Balance at January 1             $120,281    $120,954
Additions                           9,931      19,118
Amortization                      (17,185)    (19,791)
                                 --------------------
Balance at December 31           $113,027    $120,281
                                 ====================

The estimated fair value of the securitized master servicing fees asset was $101.0 million at December 31, 1996. The estimated fair value includes gross gains of $1.4 million and gross losses of $13.4 million. Contractual maturities of the securitized master servicing fees asset exceeded 10 years as of December 31, 1996.

Note H  REPURCHASE AGREEMENTS
        AND OTHER CREDIT FACILITIES

Repurchase agreements and other credit facilities consisted of the following at December 31, 1996 and 1995.

                                             DECEMBER 31
Dollar amounts in thousands           =========================
                                          1996           1995
Repurchase agreements                 $2,302,752     $1,871,057
Revolving credit facilities              228,757        166,777
                                      -------------------------
                                      $2,531,509     $2,037,834
                                      =========================

REPURCHASE AGREEMENTS

CWM has established committed and renewable repurchase facilities with Merrill Lynch, Pierce, Fenner & Smith Inc. and certain of its affiliates in aggregate amounts up to $500 million to finance its mortgage conduit, mortgage portfolio, ware house lending, consumer construction lending and manufactured housing assets and operations. These agreements are committed for a period of at least two years from their dates of execution.

CWM has entered into two additional committed and renewable repurchase facilities, with Nomura Asset Capital Corporation and Lehman Commercial Paper, Inc., in aggregate amounts of $300 million and $500 million, respectively, to finance the Company's mortgage conduit and warehouse lending operations, mortgage asset portfolio and consumer construction lending. The Nomura facility is committed for a two-year period from the date of execution and the Lehman facility is scheduled to mature in May 1997.

The Company has also entered into a repurchase facility with Paine Webber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a one-year period from the date of execution and currently permits the Company to finance its mortgage conduit, warehouse lending and mortgage portfolio assets and operations.

Indy Mac may borrow under each of CWM's agreements as a co-borrower. As of December 31, 1996, Indy Mac had $366 million outstanding in overnight borrowings under repurchase agreements.

At December 31, 1996, substantially all of the Company's mortgage loans, manufactured housing loans and revolving warehouse lines of credit were pledged to secure the Company's borrowings under repurchase facilities. The amount outstanding under CWM's repurchase facilities had maturities ranging from overnight, less than 30 days and less than six months of $663 million, $1.5 billion and $175 million, respectively. The carrying amount of the assets pledged as collateral exceeded the repurchase liability by $185 million and $68 million under the facilities with Merrill Lynch and Nomura, respectively, as of December 31, 1996.

These repurchase agreements bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"), plus an applicable margin in each case. For the months ending December 31, 1996 and 1995, the weighted average borrowing rate on these repurchase agreements was 5.96% and 6.49%, respectively. None of the counterparties is affiliated with the Company. At December 31, 1996, the Company was in compliance with all material representations, warranties and covenants under its repurchase agreements.

REVOLVING CREDIT FACILITIES
In 1995, CWM entered into a two-year committed credit facility with a syndicate of commercial banks. This facility finances mortgage loans, builder construction loans, and master servicing assets. In 1996, the Company amended this credit facility to increase the number of lenders and expand the available committed borrowings from $300 million to $405 million. Indy Mac may borrow under this facility as a co-borrower. As of December 31, 1996, Indy Mac had $50 million outstanding in borrowings under this facility. The interest rate is based upon a margin over selected indices, including the weekly average federal funds rate and the LIBOR for U.S. dollar deposits. For the months ending December 31, 1996 and 1995, the weighted average borrowing rate on borrowings under this facility was 6.09% and 6.42%, respectively. At December 31, 1996, the Company was in compliance with all material representations, warranties and covenants under this revolving credit facility.

CWM has also established a committed and renewable lending facility with Merrill Lynch Mortgage Capital Inc. in an aggregate committed amount of $225 million to finance certain mortgage related securities. As of December 31, 1996 and 1995, CWM had no borrowings outstanding under this facility. This facility is committed for a two-year period from the date of execution. Indy Mac may borrow under this facility as a co-borrower. As of December 31, 1996, Indy Mac had $80 million outstanding in borrowings under this facility. At December 31, 1996, the Company was in compliance with all material representations, warranties and covenants under this facility.

Note I  COLLATERALIZED
        MORTGAGE OBLIGATIONS

Collateralized mortgage obligations are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collectively also held investments in GICs amounting to $2.8 million and $2.9 million on the CMO collateral as of December 31, 1996 and 1995, respectively, as additional collateral which is legally restricted to use in servicing the CMOs. The trustees collect principal and interest payments on the underlying collateral, reinvest such amounts in the GICs, and make corresponding principal and interest payments on the CMOs to the bondholders. In general, each CMO series consists of various classes which are retired in order of maturity, with the shortest maturity class receiving all principal payments until it is paid in full. After the first class is fully retired, the second class will receive principal until retired, and so forth. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series may occur earlier than its stated maturity.

Interest is payable monthly or quarterly, in accordance with the respective indenture, for all classes other than deferred interest classes. Interest on deferred interest classes is accrued and added to the principal balance and will not be paid until all other classes in the series have been paid in full. The weighted average coupon on CMOs was 7.38% and 8.10% at December 31, 1996 and 1995, respectively.

CWM's investment in CMO residuals amounted to $23 million and $20 million at December 31, 1996 and 1995, respectively.

CMOs are summarized as follows:

                                            DECEMBER 31
Dollar amounts in thousands      =================================
                                    1996                   1995
Collateralized mortgage
 obligations                       $267,740               $167,831
Accrued interest payable              1,928                  1,394
                                 ----------------------------------
                                    269,668                169,225
Unamortized discounts, net           (5,588)                (4,465)
                                 ---------------------------------
Collateralized mortgage
 obligations, net                  $264,080               $164,760
                                 =================================
Range of weighted average
 interest rates, by series       6.75% - 11.00%       6.84% - 11.00%
Range of stated maturities        1998 - 2025          1998 - 2023
Number of series                           11                   12

Note J  SENIOR
        UNSECURED NOTES

In October 1995, the Company completed the private placement of senior unsecured notes in the aggregate amount of $60.5 million with certain institutional lenders. The notes bear interest at rates ranging from 8.86% to 8.91%, and mature October 15, 2002. The notes require principal repayment in three equal installments of $20.17 million on October 15 in each of 2000, 2001 and 2002. The notes are carried net of issuance costs which are amortized to interest expense over the life of the notes using the interest method. The effective interest rate on the notes, including costs of issuance, is 9.22%.

Note K  DISCLOSURES ABOUT FAIR
        VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the various classes of financial instruments held by CWM as of December 31, 1996 and 1995. The estimated fair value amounts have been determined by CWM using available market information and valuation methodologies which the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts CWM could realize in a current market exchange.

                            DECEMBER 31, 1996          DECEMBER 31, 1995
    Dollar amounts       ===================================================
     in thousands         CARRYING     ESTIMATED     CARRYING     ESTIMATED
                           AMOUNT     FAIR VALUE      AMOUNT     FAIR VALUE
ASSETS
Mortgage and
 manufactured
 housing loans
 held for
 investment               $1,236,713   $1,258,346    $1,424,583   $1,439,560
Mortgage and
 manufactured
 housing loans
 held for sale               657,208      657,208       409,584      409,584
Construction
 loans receivable            460,546      460,546       129,323      129,323
Collateral for
 CMOs                        289,054      282,353       184,111      185,198
Securitized master
 servicing fees              113,027      101,038       120,281      123,090
Mortgage securities          129,372      129,372            --           --
Revolving
 warehouse
 lines of credit             251,032      251,032       190,705      190,705

LIABILITIES

Repurchase
 agreements                2,531,509    2,531,509     2,037,834    2,039,458
Collateralized
 mortgage
 obligations                 264,080      269,424       164,760      174,467
Senior unsecured
 notes                        59,759       61,310        59,649       62,874

OFF-BALANCE SHEET
GAINS (LOSSES)

Interest rate swaps               --       (1,106)           --       (2,066)

The fair value estimates as of December 31, 1996 and 1995 are based on pertinent information available to management as of those dates. The estimates have not been comprehensively reevaluated or updated since those dates for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by CWM in estimating fair values.

MORTGAGE AND MANUFACTURED HOUSING
LOANS HELD FOR INVESTMENT
Fair value is estimated using either offer prices by the Company for similar types of loans or quoted market prices from dealers and brokers for similar types of loans.

MORTGAGE AND MANUFACTURED HOUSING
LOANS HELD FOR SALE
The fair value of mortgage and manufactured housing loans held for sale is equivalent to the carrying value. All loans purchased by CWM for which a REMIC transaction, securitization or whole loan sale is contemplated are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. CWM does not sell any loans to entities other than Indy Mac.

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

MORTGAGE SECURITIES
Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and prepayment expectations.

REPURCHASE AGREEMENTS AND OTHER
CREDIT FACILITIES
Fair values approximate the carrying amounts for repurchase agreements with remaining maturities of one year or less. Fair value for repurchase agreements with longer maturities is estimated using discounted cash flow analyses based on current market rates.

COLLATERALIZED MORTGAGE OBLIGATIONS
Fair value is estimated using cash flow analyses based on current interest rates and prepayment expectations.

SENIOR UNSECURED NOTES
Fair values are estimated by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities.

SHORT-TERM COMMITMENTS TO EXTEND CREDIT
There are currently no commitment fees associated with CWM's lines of credit extended under the warehouse lending program. Accordingly, these commitments do not have an estimated fair value.

COMMITMENTS TO PURCHASE AND SELL
MORTGAGE LOANS
There is no fair value of commitments to purchase mortgage loans as all loans committed for purchase by CWM are committed for sale to Indy Mac at CWM's purchase price.

INTEREST RATE SWAPS
Fair value is estimated using discounted cash flow analyses based on current market yields for similar instruments and remaining maturities.

Note L  COMMITMENTS AND
        CONTINGENCIES

FINANCIAL INSTRUMENTS WITH
OFF-BALANCE SHEET RISK
In the normal course of business CWM is a party to financial instruments with off-balance sheet risk. These financial instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit which involve elements of credit risk.

Additionally, CWM is exposed to credit losses in the event of nonperformance by counterparties to the various agreements associated with loan purchases. However, CWM does not anticipate nonperformance by such borrowers or counterparties. Unless noted otherwise, CWM does not require collateral or other security to support such commitments. The following various types of commitments were outstanding at year end:

COMMITMENTS TO PURCHASE AND SELL LOANS
As of December 31, 1996 and 1995, CWM had entered into commitments to purchase mortgage loans totaling $741 million and $436 million, respectively, subject to origination or acquisition of such loans by various approved mortgage originators. In addition, as of December 31, 1996 and 1995, CWM had committed to sell $1.4 billion and $846 million, respectively, of mortgage loans to Indy Mac. After the purchase and sale of the mortgage loans, CWM's exposure to credit loss in the event of nonperformance by the mortgagor is limited.

REVOLVING WAREHOUSE CREDIT COMMITMENTS
CWM's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators to finance mortgage loans from the closing of the loans until they are sold to permanent investors. At December 31, 1996 and 1995, CWM had extended lines of credit under this program in the aggregate amount of $597 million and $343 million, respectively, of which $251 million and $191 million, respectively, was outstanding.

CONSTRUCTION LENDING CREDIT COMMITMENTS
CWM's construction lending program consists of a Builder Division which provides tract construction, builder custom home, model home, land acquisition and development and certain condominium loan financing, and a Consumer Division which provides construction-to-permanent financing as well as financing for home improvement and residential lot loans to individuals. At December 31, 1996 and 1995, CWM had undisbursed construction loan commitments totaling $481 million and $172 million, respectively.


Note M   STOCK OPTION
         PLANS

The Company has three stock option plans (the "Plans") that provide for the granting of both non-qualified and incentive stock options to officers, employees and directors. Options are granted at the average market price of the Company's common stock on the date of grant, vest over varying periods beginning at least one year from the date of grant, and expire five years from date of grant.

As of December 31, 1996, options to purchase 264,870 shares were exercisable and 3,669,353 shares were reserved for future grants under the plans. Stock option transactions for the years ended December 31, 1996, 1995 and 1994, respectively, are summarized as follows:

                                           NUMBER OF SHARES
                             ===========================================
                                  1996           1995           1994
Options outstanding
 at beginning of year          801,965           612,125         552,875
   Options granted           1,163,047           521,440         324,000
   Options exercised          (403,421)         (331,000)       (259,750)
   Options canceled            (24,140)             (600)         (5,000)
                             -------------------------------------------
Options outstanding
 at end of year              1,537,451           801,965         612,125
                             ===========================================

                                 WEIGHTED AVERAGE EXERCISE PRICE
                               ===================================
                                1996            1995         1994
Options outstanding
 at beginning of year          $10.29           $ 6.97       $5.11
   Options granted             $18.04           $10.84       $8.47
   Options exercised           $ 9.44           $ 6.53       $5.13
   Options canceled            $13.22           $11.63       $8.38
                               -----------------------------------
Options outstanding
 at end of year                $16.33           $10.29       $6.97
                               ===================================

The weighted average fair value of options granted during 1996 was $2.39 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model modified to consider cash dividends to be paid. The following weighted average assumptions were used for grants in 1996 and 1995, respectively: dividend yield of 9% for both years; expected volatility of 30% for both years, risk-free interest rates of 6.3% and 6% for 1996 and 1995, respectively; and expected lives of three years for options granted in both years.

The following summarizes information about fixed stock options outstanding at December 31, 1996:

                         OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
               ==============================================================
                              WEIGHTED
                               AVERAGE    WEIGHTED                   WEIGHTED
 RANGE OF        NUMBER       REMAINING   AVERAGE       NUMBER       AVERAGE
 EXERCISE      OUTSTANDING    CONTRAC-    EXERCISE    EXERCISABLE    EXERCISE
  PRICES      AT PERIOD END   TUAL LIFE    PRICE     AT PERIOD END    PRICE
$6.19 -
  $9.00            72,198        3.00     $ 7.46          72,198     $ 7.46
$9.01 -
  $13.50          279,272        3.42     $11.66         185,472     $11.63
$13.51 -
  $20.75        1,185,981        4.51     $17.97           7,200     $14.38
               ------------------------------------------------------------
Totals          1,537,451        4.24     $16.33         264,870     $10.56
               ============================================================

Twenty officers and members of CWM's Board of Directors exercised options totaling 397,326 shares during 1996. The exercise of these options was financed through both private sources and a loan program offered by CWM to its officers and directors. At December 31, 1996 and 1995, the total principal balances of notes receivable relating to the 1996 and prior option exercises by directors and officers were $.7 million and $2.6 million, respectively; the notes are secured by the common stock issued, have maturities of up to five years and bear interest rates required by IRS regulations, which ranged from 4.17% to 7.70% at December 31, 1996 and 1995.

Note N  RELATED PARTY
        TRANSACTIONS

Indy Mac has a revolving credit facility and term borrowings up to one-year with CWM whereby funds are advanced to Indy Mac primarily to finance assets in which Indy Mac invests. Such advances bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR"). Interest charged on advances by CWM to Indy Mac was at a rate of 9.75% at December 31, 1996 and 9.00% at December 31, 1995.

CWM has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise the Company on various facets of its business and manage its operations, subject to review and supervision by CWM's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. (CHL), to perform such services for the Company as the Manager deems necessary.

For performing these services, the Manager receives a base management fee of 0.125% per annum of average-invested mortgage-related assets not pledged to secure CMOs, and excluding mortgage loans held for sale. The Manager also receives a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit. In addition, the Manager receives incentive compensation equal to 25% of the amount by which CWM's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. The Manager waived 25% of incentive compensation earned in 1994. Such waived amount is reflected as an expense and a corresponding capital contribution in the accompanying financial statements. The Manager earned management fees totaling $8.8 million, $5.5 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Management Agreement is renewable annually by affirmative vote of CWM's independent directors and is terminable upon sixty days prior notice. See Note O, Subsequent Events.

The Manager incurs many of the operating expenses of the Company, including personnel and related expenses, subject to reimbursement by the Company. The Company's conduit operations are primarily conducted by Indy Mac and all other operations are conducted in CWM. Accordingly, Indy Mac incurs the majority of the conduit's costs and CWM incurs the other operations' costs.

The Company reimburses CHL for direct and indirect expenses incurred by CHL on behalf of the Company. Since the allocation of indirect expenses involves some judgment, the following highlights the amounts allocated and the methods of allocating:


Dollar amounts in thousands      ========================
                                  1996     1995     1994
Data processing                  $1,549   $  729   $  509
Occupancy                         1,268    1,018      559
Human resources                     100      100       50
                                 ========================
                                 $2,917   $1,847   $1,118
                                 ========================

Data processing charges are allocated on the basis of actual costs relative to the number of employees serviced. Occupancy charges are allocated on the basis of square footage occupied by the Company. The majority of these expenses have been allocated to Indy Mac as they relate primarily to the Company's conduit operations.

During 1996 and 1995, CWM purchased approximately $30.7 million and $74.6 million, respectively, in nonconforming mortgage loans from CHL.

In 1987 and 1993, CWM entered into servicing agreements appointing CHL as servicer of pools of mortgage loans collateralizing five series of CMOs with outstanding balances of approximately $78.5 million at December 31, 1996. CHL is entitled to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CHL under such agreements were approximately $200,000, $250,000, and $282,000 in 1996, 1995 and 1994, respectively.

The Manager and CHL are wholly-owned subsidiaries of Countrywide Credit Industries, Inc. (CCI), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (symbol: CCR). CCI owned 1,120,000 shares, or 2.2%, of CWM's common stock at December 31, 1996. See Note O, Subsequent Events. CHL owns all of the common stock and has a 1% economic interest in Indy Mac.

The Company, through CLCA, has, from time to time, made loans to builders of residential construction projects secured by real property purchased by such builders from a company doing business as Loeb Enterprises, LLC, in which CWM's chairman and former chief executive officer is a major investor together with his family. The non-family executive managers of Loeb Enterprises, LLC, who run the day-to-day operations of Loeb Enterprises, LLC, own approximately 34% of the equity and profits of that company. Each project is part of a master planned community being developed by Loeb Enterprises, LLC, which includes various amenities, including an 18 hole golf course.

In the case of each project financed by CLCA, the builder is not affiliated with either the Company of Loeb Enterprises, LLC, the general risk characteristics of the construction loan are comparable to those for similar projects funded by CLCA, and the construction loan facility between CLCA and the builder has been negotiated at arms length on terms consistent with those of similar loans made by CLCA to other unaffiliated builders. Moreover, the terms of each credit facility have been disclosed to and approved by the disinterested members of the Board of Directors of CWM.

As of December 31, 1996, CLCA had extended three construction loan facilities to builders secured by property originally purchased from Loeb Enterprises, LLC, with total dollar commitments of $11,457,445, and total loan outstandings of $4,485,484. Loeb Enterprises, LLC, has posted a bond for the completion of certain infrastructure improvements such as arterial roads, drainage, and utilities in the portion of the master planned community in which builders are currently building, and these improvements have been substantially completed. In addition, the builders are contractually responsible to the city of Sparks, Nevada for certain other improvements such as roads, drainage, and utilities, within the specific subdivisions of property they have purchased.

Note O - SUBSEQUENT
         EVENTS

On January 22, 1997, the Board of Directors declared a $0.40 cash dividend per share to be paid on March 3, 1997 to shareholders of record on January 31, 1997.

On November 4, 1996, CWM and CCI announced that they reached a preliminary Agreement and Plan of Merger whereby CWM will acquire all of the outstanding stock of the Manager from CCI in exchange for 3.6 million new shares of common stock of CWM (subject to certain adjustment). Subsequent to year end, the Agreement and Plan of Merger, and a related Registration Rights Agreement were approved by the boards of directors of both CWM and CCI and executed and delivered by the respective parties thereto. If the transaction is consummated, the Manager will be merged into CWM, and CWM will become a self-managed REIT. Assuming receipt of regulatory approvals, the merger will be presented to CWM's shareholders for final approval pursuant to a definitive proxy statement.

On March 28, 1997, the Company received a comment letter from the Securities and Exchange Commission (SEC) concerning the Company's confidential filing of its preliminary Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended. The preliminary Proxy Statement is intended to be furnished to CWM's shareholders in connection with CWM's 1997 Annual Meeting, and solicits shareholder approval of various proposals, including the proposed merger of the Manager into CWM.

The comment letter states, among other things, the SEC's opinion that the Company should account for CWM's proposed merger with the Manager as the settlement of a contract, instead of as a business combination that would involve the utilization of purchase accounting (which in turn would require allocation of the consideration paid to the assets acquired and amortization of those assets over their expected useful lives). The accounting effect of the Company's conforming to the SEC's expressed position would be to treat the value of the stock to be issued by CWM to CCI as consideration for the merger as an expense in the period in which the proposed transaction occurs. In addition, the SEC's comment letter addresses certain other issues with respect to the Company's preliminary Proxy Statement and financial statements. The Company is engaged in discussions with the SEC on these matters, and due to the timing of the Company's receipt of the SEC's comment letter, these discussions are not concluded as of the date of the Company's filing of its Form 10-K for 1996. However, based on its preliminary review of these issues, management believes that any adjustments, if required, will not result in a material change in CWM's reported earnings for 1996 or earlier periods.

Note P - QUARTERLY FINANCIAL
         DATA -- UNAUDITED

Selected quarterly financial data follows:


                                                                          Three months ended
Dollar amounts                         =======================================================================================
in thousands,                          March 31                    June 30                   Sept 30                   Dec 31
except per share data                  --------                    -------                   -------                   -------

Year ended
December 31, 1996

Net revenues                            $19,844                    $21,215                   $23,682                   $27,209
Net earnings                             15,360                     16,368                    17,890                    19,369
Earnings per share/1/                      0.36                       0.37                      0.39                      0.40
Dividends declared
 for earnings of
 the period                                0.36                       0.37                      0.39                      0.40

Year ended
December 31, 1995

Net revenues                            $11,840                    $14,472                   $16,452                   $16,982
Net earnings                             10,229                     11,963                    13,491                    14,328
Earnings per share/1/                      0.28                       0.30                      0.33                      0.35
Dividends declared
 for earnings of
 the period                                0.27                       0.30                      0.33                      0.35


/1/ Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                                                               Independent
                                                               National Mortgage
                                                               Corporation

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                          (Dollar amounts in thousands)

                                December 31, 1995

              Column A                 Column B           Column C              Column D             Column E            Column F
--------------------------------------------------  ---------------------- -------------------  -------------------  ---------------
                                                                           Principal
                                                                             Amount
                                                                            of Loans
                                                (1)(2)(3)(4)(5)(7)(9)      Subject to           Amount of
Range of             Number                           Carrying             Delinquent            Mortgage
Carrying Amounts       of            Prior            Amount of            Principal              Being                Range of
of Mortgages        Loans (1)      Liens (1)          Mortgages         or Interest (1)     Foreclosed (1)(8)  Interest Rates (1)(6)
--------------------------------  ------------  ---------------------- -------------------  -----------------  ---------------------
$0-$50                    1,285            $0                 $48,117              $2,098                 $298       5.500-14.990
50-100                    3,884             0                 292,867              13,190                2,422       5.375-15.000
101-150                   2,870             0                 354,029              19,983                5,320       5.375-14.500
151-200                   1,548             0                 268,460              14,390                4,597       5.625-13.750
201 - 250                 1,266             0                 283,924              15,543                4,600       5.750-14.375
251 - 300                   822             0                 225,484               9,839                3,864       5.750-14.375
301 - 350                   511             0                 165,331               7,381                1,653       5.500-13.250
351 - 400                   279             0                 104,717               3,785                1,155       6.250-12.625
401 - 450                   151             0                  63,791               2,554                  438       5.500-11.375
451 - 500                   140             0                  67,000               3,878                2,410       5.625-12.875
501 - 550                    44             0                  23,031               1,553                  509       7.000-10.250
551 - 600                    64             0                  36,759               1,740                1,149       6.125-10.750
601 - 650                    65             0                  41,235               5,095                    0       6.625-10.750
651 - 700                    18             0                  12,213                   0                  659        6.000-9.750
701 - 750                    25             0                  18,141                 744                    0       7.100-10.875
751 - 800                    12             0                   9,208                 774                    0       6.850-10.500
801 - 850                    11             0                   9,013                 849                  816       7.625-10.750
851 - 900                    12             0                  10,556               3,522                    0        7.450-9.500
901 - 950                     5             0                   4,673                   0                  948        7.750-8.500
951 - 1,000                  12             0                  11,789                   0                  996        6.950-9.500
over 1,000                   36             0                  60,971               2,787                5,757       7.000-10.375
                  --------------  ------------  ---------------------- -------------------  -------------------
                         13,060             0              $2,111,309            $109,705              $37,591
                  ==============  ============                         ===================  ===================
Premium                                                       $11,960
                                                ----------------------
                                                           $2,123,269
                                                ======================

------------------------------------
(1)  The above amounts are for the Company including both CWM and INMC.
(2) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(3) Total mortgage loans comprised of $672,460 of mortgage loans held for sale, $1,221,366 of mortgage loans held for investment and $217,483 of whole loans pledged as collateral for CMOs.
(4) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1995 is as follows:
     California 51% with no other state comprising more than 4%.
(5)  The aggregate cost for federal income tax purposes is $2,123,269.
(6) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(7) $30.7 million of mortgage loans purchased during 1994 were acquired from CFC, an affiliate of the Company's Manager.
(8) Of the total amount of mortgages being foreclosed, $32.5 million is related to mortgage loans held for investment and $5.1 million is related to collateral for CMOs.

                                        The Company (CWM and INMC)                           CWM Alone
                                     ---------------------------------------  -------------------------------------------
(9)  Balance at beginning of period                      2,021,475                                    1,892,745
      Additions during period:
           New mortgage loans                            4,201,805                                    4,224,269
                                                        ----------                                   ----------
                                                         6,223,280                                    6,117,014
       Deductions during period:
          Sales of mortgage loans
                                      3,696,631                                3,715,160
          Collections of principal      415,340          4,111,971               390,326              4,105,486
                                      ---------         ----------             ---------             ----------
       Balance at close of period                       $2,111,309                                   $2,011,528
                                                        ==========                                   ==========

BOARD OF DIRECTORS AND SHAREHOLDERS
INDEPENDENT NATIONAL MORTGAGE CORPORATION

We have audited the accompanying balance sheets of Independent National Mortgage Corporation as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent National Mortgage Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

GRANT THORNTON LLP
Los Angeles, California
February 21, 1997

Balance Sheets


                                                            DECEMBER 31,
Dollar amounts in thousands,                           ====================
except per share data                                    1996        1995

ASSETS
Mortgage loans held for sale, net                      $ 86,962    $ 92,088
Mortgage securities available for sale                  332,482     350,752
Securitized master servicing fees                       216,177     116,851
Master servicing fees receivable                         44,239      36,570
Other assets                                             38,232      22,953
                                                       --------------------
  Total assets                                         $718,092    $619,214
                                                       ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Repurchase agreements and other credit facilities      $496,052    $441,305
Due to CWM                                              130,153      83,592
Accounts payable and accrued liabilities                 47,177      31,746
                                                       --------------------
  Total liabilities                                     673,382     556,643

Commitments and contingencies                                --          --

Shareholders' equity
  Series A preferred stock -- authorized,
     10,000 shares of $.05 par value;
     issued and outstanding, 9,900 shares                    --          --
  Common stock -- authorized,
     10,000 shares of $.01 par value;
     issued and outstanding, 100 shares                      --          --
  Capital in excess of par value                         32,476      32,476
  Net unrealized gain (loss) on mortgage
     securities available for sale, net of
     related taxes                                       (4,666)      7,925
  Retained earnings                                      16,900      22,170
                                                       --------------------
     Total shareholders' equity                          44,710      62,571
                                                       --------------------
  Total liabilities and shareholders' equity           $718,092    $619,214
                                                       ====================

The accompanying notes are an integral part of these statements.

                                                               Independent
                                                               National Mortgage
                                                               Corporation

Statements of Earnings

                                                                  YEARS ENDED DECEMBER 31,
Dollar amounts in thousands                                     ===========================
                                                                 1996       1995     1994

REVENUES
Interest income
  Mortgage loans held for sale                                  $ 4,855   $36,862   $25,179
  Mortgage securities available for sale                         27,059    19,862     4,781
  Securitized master servicing fees, net                         12,121     3,623        91
  Master servicing fees receivable, net                           5,253     5,565     1,004
                                                                ---------------------------
     Total interest income                                       49,288    65,912    31,055
Interest expense
  Repurchase agreements and other credit facilities              30,204    41,345    20,398
  Advances from CWM                                               7,676     6,502     4,279
                                                                ---------------------------
     Total interest expense                                      37,880    47,847    24,677
                                                                ---------------------------
       Net interest income                                       11,408    18,065     6,378
Provision for loan losses                                            --     2,168        --
                                                                ---------------------------
       Net interest income after provision for loan losses       11,408    15,897     6,378
Gain on sale of mortgage loans and securities                    54,558    30,942     9,680
Gain on sale of servicing and other income                        1,809        36     7,251
                                                                ---------------------------
       Net revenues                                              67,775    46,875    23,309

EXPENSES
Salaries and related expenses                                    20,562    12,979     7,916
General and administrative expenses                              10,656     7,750     5,554
Management fees to affiliate                                      2,075     1,769       334
                                                                ---------------------------
  Total expenses                                                 33,293    22,498    13,804
                                                                ---------------------------
  Earnings before income tax provision                           34,482    24,377     9,505
Income tax provision                                             14,752    10,437     3,824
                                                                ---------------------------
NET EARNINGS                                                    $19,730   $13,940   $ 5,681
                                                                ===========================

The accompanying notes are an integral part of these statements.

                                                               Independent
                                                               National Mortgage
                                                               Corporation

Statement of Shareholders' Equity


                                                    THREE YEARS ENDED DECEMBER 31, 1996
Dollar amounts in thousands      ==================================================================================
                                                                                    UNREALIZED
                                                                                   GAIN (LOSS)
                                                                                   ON MORTGAGE
                                 NUMBER                              CAPITAL IN     SECURITIES
                                   OF       COMMON      PREFERRED    EXCESS OF      AVAILABLE        RETAINED
                                 SHARES     STOCK         STOCK         PAR          FOR SALE        EARNINGS     TOTAL
Balance at
  December 31, 1993              10,000     $   --       $    --      $ 9,500       $     --        $  2,549    $ 12,049
Additional capital
  contribution                       --         --            --        6,976             --              --       6,976
Unrealized loss on
  mortgage securities
  available for sale,
  net of tax                         --         --            --           --           (899)             --        (899)
Net earnings for the year            --         --            --           --             --           5,681       5,681
                                 ---------------------------------------------------------------------------------------
Balance at
  December 31, 1994              10,000         --            --       16,476           (899)          8,230      23,807
Additional capital
  contribution                       --         --            --       16,000             --              --      16,000
Unrealized gain on
  mortgage securities
  available for sale,
  net of tax                         --         --            --           --          8,824              --       8,824
Net earnings for the year            --         --            --           --             --          13,940      13,940
                                 ---------------------------------------------------------------------------------------
Balance at
  December 31, 1995              10,000         --            --       32,476          7,925          22,170      62,571
Unrealized loss on
  mortgage securities
  available for sale,
  net of tax                         --         --            --           --        (12,591)             --     (12,591)
Net earnings for the year            --         --            --           --             --          19,730      19,730
Dividends paid                       --         --            --           --             --         (25,000)    (25,000)
                                 ---------------------------------------------------------------------------------------
Balance at
  December 31, 1996              10,000     $   --       $    --      $32,476       $ (4,666)       $ 16,900    $ 44,710
                                 =======================================================================================

The accompanying notes are an integral part of these statements.

                                                               Independent
                                                               National Mortgage
                                                               Corporation

Statements of Cash Flows


                                                                                   YEAR ENDED DECEMBER 31,
Dollar amounts in thousands                                             ============================================
                                                                             1996            1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                            $    19,730     $    13,940      $     5,681
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
  Amortization and depreciation                                              57,626          16,098           10,844
  Gain on sale of mortgage loans and securities                             (54,558)        (31,034)          (9,680)
  Gain on sale of purchased servicing                                            --             (36)          (7,251)
  Provision for loan losses                                                      --           2,168               --
Purchases of mortgage loans from CWM                                     (3,523,655)     (3,641,760)      (5,243,278)
Principal repayments and sale of mortgage loans                           3,578,966       3,748,787        5,150,510
Change in accrued assets and liabilities                                      8,212         (10,680)           7,460
                                                                        --------------------------------------------
  Net cash provided by (used in) operating activities                        86,321          97,483          (85,714)
                                                                        --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage securities available for sale                       (274,101)       (373,904)        (178,638)
Investment in securitized master servicing fees                            (137,371)       (124,838)              --
Investment in master servicing fees receivable                              (15,292)        (13,033)        (113,006)
Purchase of servicing                                                        (7,984)         (7,581)         (30,398)
Sale of securitized master servicing fees to CWM                                 --              --          122,313
Principal repayments and sale of mortgage securities                        269,335         184,384           39,715
Proceeds from sale of servicing                                                  --           6,982           33,921
Change in other assets                                                      (13,331)         (2,462)          (4,191)
                                                                        --------------------------------------------
  Net cash used in investing activities                                    (178,744)       (330,452)        (130,284)
                                                                        --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from CWM, net of cash repayments                                    46,561          67,128          (62,002)
Net proceeds from repurchase agreements                                      54,747         137,225          267,857
Proceeds from additional capital contribution                                    --          16,000            6,976
Cash dividends paid                                                         (25,000)             --               --
Change in other liabilities                                                  16,115          12,616            3,167
                                                                        --------------------------------------------
  Net cash provided by financing activities                                  92,423         232,969          215,998
                                                                        --------------------------------------------
Net change in cash                                                               --              --               --
Cash at beginning of period                                                      --              --               --
                                                                        --------------------------------------------
Cash at end of period                                                   $        --     $        --      $        --
                                                                        ============================================

 Supplemental cash flow information:
  Cash paid for interest                                                $    30,216     $    40,510      $    19,757
  Cash paid for income taxes                                                    259           1,097                4

The accompanying notes are an integral part of these statements.

                                                               Independent
                                                               National Mortgage
                                                               Corporation

Notes to Financial Statements
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


Note A  SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

The financial statements of Independent National Mortgage Corporation (Indy Mac) are prepared in conformity with generally accepted accounting principles (GAAP). In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The following is a summary of significant accounting and reporting policies used in preparing the financial statements.

1. MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The cost of mortgage loans is adjusted by gains and losses from hedging transactions, principally using forward commitments and futures contracts, entered into to protect the inventory value of the loans from increases in interest rates. Hedge positions are also used to protect the pipeline of commitments to purchase loans from CWM from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline, and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

2. MORTGAGE SECURITIES

Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only securities, and inverse-floater securities. These securities primarily consist of securities retained upon the issuance of Indy Mac's REMIC securities. Securities are classified at acquisition as available for sale when Indy Mac intends to hold the securities for a period of time, but not necessarily to maturity. A decision to sell a security classified as available for sale is based on a variety of factors including movements in interest rates and other changes in economic conditions. Mortgage securities available for sale are carried at estimated fair value with unrealized gains and losses excluded from earnings and included as a separate component of shareholders' equity, net of related income tax effects. Estimated fair value is determined based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates and market yield requirements. Such assumptions are estimates and may change in the near term as interest rates or economic conditions change.

3. SECURITIZED MASTER SERVICING FEES

Indy Mac retains securitized master servicing fees associated with the issuance of mortgage securities. In determining the initial carrying amount, Indy Mac considers the effective yield inherent in the fair values of similar investments. Interest income on the securitized master servicing fees is recognized at an effective yield based upon current estimates of prepayment rates. Cash received in excess of the effective yield is applied to amortize the asset. Indy Mac evaluates the recoverability of securitized master servicing fees by computing the present value of the asset using current estimates for prepayment rates and a risk-free rate of return. An impairment write-down to fair value is recorded for those securities whose amortized cost exceeds the present value at the risk free rate. The securitized master servicing values are sensitive to variations in estimates of prepayment rates and changes in the risk-free rate. Indy Mac estimates future prepayment rates based upon current interest rate levels, economic conditions, and market forecasts as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and past prepayment experience. The estimates of prepayment rates may change in the near term due to changes in interest rates and market conditions. Indy Mac intends to hold securitized master servicing fees for investment.

To protect the value of securitized master servicing fees from the effects of increased prepayment activity, Indy Mac has acquired financial instruments, including derivative contracts, that tend to increase in value when interest rates decline. These financial instruments include call options on U.S. Treasury bonds and interest rate floors. The cost of these financial instruments is amortized to expense over the contractual life of the contracts. Unamortized costs are included in other assets on the accompanying balance sheets.

4. MASTER SERVICING FEES RECEIVABLE

Indy Mac retains master servicing rights associated with sales of mortgage loans and securities. These master servicing rights entitle Indy Mac to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual master servicing fees. The sales price of the loans and the resulting gain or loss on sale are adjusted to provide for the recognition of a normal master servicing fee rate over the estimated servicing lives of the loans. The adjustment results in a receivable that is realized through receipt of master servicing fees over time. Master servicing fees receivable are amortized over the lives of the underlying mortgages using the original discount rate and the effective yield method adjusted for the effects of prepayments.

In determining the appropriate discount rate to compute the initial carrying amount, Indy Mac considers the discount rate inherent in the fair values of similar investments such as excess servicing, historical and expected prepayment assumptions and required spreads against alternative investments.

5. PURCHASED SERVICING RIGHTS

Indy Mac from, time to time, acquires the rights to service, as opposed to master service, mortgage loans in connection with the purchase of such loans. Indy Mac capitalizes the cost of bulk purchases of servicing rights, not to exceed the present value of future net servicing income from such purchases. Purchased servicing rights are amortized over the lives of the underlying mortgages in proportion to estimated net servicing revenues. As of December 31, 1996 and 1995, Indy Mac's purchased servicing portfolio totaled $1.1 billion and $439.6 million, respectively. Capitalized costs associated with acquiring these portfolios totaled $10.2 million and $3.6 million, respectively, and are included in Other Assets. Gains on the sale of servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer (subject to customer representations and warranties) and there are no significant unresolved contingencies.

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

7. INCOME TAXES

For income tax purposes, Indy Mac files a separate tax return and is not consolidated with CWM or CCI. Taxable earnings of Indy Mac are subject to state and federal income taxes at the applicable statutory rates. Deferred income taxes in the accompanying financial statements are computed using the liability method.

8. ALLOWANCE FOR LOAN LOSSES

Indy Mac maintains an allowance for possible credit losses on mortgage loans held for sale. Additions to the reserve are based on an assessment of certain factors, including but not limited to, estimated future losses on the loans, general economic conditions, and trends in portfolio volume, composition, maturity, and delinquency statistics. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are credited back to the reserve.

9. RECENT ACCOUNTING PRONOUNCEMENT

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires a securitization transaction to be accounted for as a sale when legal and effective control over transferred receivables is surrendered. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

Indy Mac will adopt SFAS No. 125 on January 1, 1997, as required. In connection with the adoption of SFAS No. 125, Indy Mac will reclassify its portfolio of securitized master servicing fees to mortgage securities. SFAS No. 125 is not expected to have a material effect on results of operations when adopted. Securitization transactions entered into after December 31, 1996 are expected to be structured in a manner that qualifies for sale accounting under SFAS No. 125. Gains or losses from securitization transactions occurring after December 31, 1996 may vary from historical results due to, among other things, adoption of SFAS No. 125, the level of securitization activity, changes in interest rates, and the market for Indy Mac's various classes of mortgage-backed securities.

Note B  MORTGAGE LOANS
        HELD FOR SALE

Substantially all of the mortgage loans purchased by Indy Mac from CWM are fixed-rate and adjustable-rate jumbo and nonconforming mortgage loans secured by first liens on single-family residential properties. Approximately 46% of the principal amount of mortgage loans held for sale at December 31, 1996 was collateralized by properties located in California.

In 1996 and 1995, Indy Mac purchased mortgage loans from CWM with an aggregate principal balance of $3.5 billion and $3.6 billion, respectively, and sold mortgage loans in the form of REMIC securities or bulk whole loan sales with an aggregate principal balance of $3.5 billion and $3.7 billion, respectively. During 1996 and 1995, Indy Mac recognized gains on these securitizations totaling $51.1 million and $22.7 million, respectively, net of related expenses, losses, and hedging costs.

Note C  ALLOWANCE FOR
        LOAN LOSSES

Transactions in Indy Mac's allowance for loan losses were as follows:

Dollar amounts in thousands      ================
                                  1996      1995

Balance at January 1             $1,791    $   --
Provision for the year               --     2,168
Charge-offs                         (18)     (377)
Recoveries                           --        --
                                 ----------------
Balance at December 31           $1,773    $1,791
                                 ================


Note D  MORTGAGE SECURITIES
        AVAILABLE FOR SALE


The following is a disclosure of the amortized cost and estimated fair value of mortgage securities available for sale as of December 31, 1996 and 1995. Contractual maturities on the mortgage securities range from 10 to 30 years.

Dollar amounts         ===============================================
in thousands                       ESTIMATED     GROSS        GROSS
                       AMORTIZED     FAIR      UNREALIZED   UNREALIZED
                         COST        VALUE       GAINS        LOSSES
December 31, 1996       $340,527    $332,482    $14,348      $22,393
December 31, 1995       $337,088    $350,752    $17,158      $ 3,494

During the year ended December 31, 1996, Indy Mac sold mortgage securities classified as available for sale with a net book value of $210.0 million (based on specific identification) for proceeds of $213.4 million, resulting in gross realized gains of $8.0 million and gross realized losses of $4.6 million included in gains on sales of mortgage loans and securities.

During the first quarter of 1995, Indy Mac transferred its entire portfolio of mortgage securities classified as held to maturity to available for sale. The unrealized gain as of the date of transfer was $1.2 million. The decision to transfer these securities to available for sale was based on a reassessment of the purpose of such investments. Indy Mac considers the category of available for sale to more properly reflect Indy Mac's intentions with respect to the mortgage securities.

As of December 31, 1996, all of Indy Mac's mortgage securities were pledged as collateral under repurchase agreements.

Note E  SECURITIZED MASTER
        SERVICING FEES

The changes in securitized master servicing fees during 1996 and 1995 were as follows:

Dollar amounts in thousands      ====================
                                   1996        1995
Balance at January 1             $116,851    $     --
Additions                         137,371     124,838
Amortization                      (38,045)     (7,987)
                                 --------------------
Balance at December 31           $216,177    $116,851
                                 ====================

The estimated fair value of the securitized master servicing fees was $209.2 million and $110.7 million at December 31, 1996 and 1995, respectively. The estimated fair value at December 31, 1996 included gross gains of $12.2 million and gross losses of $19.2 million. Contractual maturities of the securitized master servicing fees asset exceed 10 years. As of December 31, 1996 and 1995, Indy Mac had $300 million notional amount of interest rate floors outstanding and at December 31, 1995, had $670 million notional amount of call options on U.S. Treasury bonds to hedge the securitized master servicing fees.

Note F  MASTER SERVICING
        FEES RECEIVABLE

The changes in master servicing fees receivable during 1996 and 1995 are as follows:

Dollar amounts in thousands      ==================
                                   1996       1995
Balance at January 1             $36,570    $29,444
Additions                         15,292     13,034
Amortization                      (7,623)    (5,908)
                                 ------------------
Balance at December 31           $44,239    $36,570
                                 ==================

Note G  REPURCHASE AGREEMENTS
        AND OTHER CREDIT FACILITIES

Indy Mac is a co-borrower under the Company's repurchase agreements and other credit facilities, subject to CWM's continuing to remain jointly and severally liable for repayment. These facilities are secured by mortgage loans which are ultimately sold in the form of REMIC securities or whole loans, mortgage-related securities, and securitized master servicing. During 1996 and 1995, borrowings under such agreements had original maturities of less than 30 days and five days, respectively.

The agreements bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR") plus an applicable margin. For the months ending December 31, 1996 and 1995, the weighted average borrowing rates on these repurchase agreements were 5.8% and 6.2%, respectively. None of the lenders is affiliated with CWM or Indy Mac.

Note H  INCOME
        TAXES

The income tax provision for the years ended December 31, 1996, 1995 and 1994 consists of the following:

Dollar amounts in thousands      ===========================
                                    1996       1995    1994
Current expense
 Federal                         $  (992)   $   164   $   --
 State                               365        110      932
                                 ---------------------------
Total current expense               (627)       274      932
                                 ---------------------------
Deferred expense
 Federal                          10,726      7,515    2,731
 State                             4,653      2,648      161
                                 ---------------------------
Total deferred expense            15,379     10,163    2,892
                                 ---------------------------
Total income tax expense         $14,752    $10,437   $3,824
                                 ===========================


The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1996 and 1995 are presented below:

Dollar amounts in thousands           ====================
                                        1996        1995
Deferred tax asset
 State tax expense                    $ (2,791)   $(1,130)
 Allowance for loan losses                (816)      (814)
 Net operating loss carryforward       (10,533)    (1,879)
 Unrealized losses on available
  for sale securities                   (3,379)        --
 Other                                    (518)        --
Deferred tax liability
 Master servicing fees receivable       42,067     18,629
 Unrealized gains on available
  for sale securities                       --      5,739
 Mark-to-market loss                     2,815         --
 Other                                      --         38
                                      -------------------
Net deferred tax liability            $ 26,845    $20,583
                                      ===================

At December 31, 1996, Indy Mac had a net operating loss carryforward for federal income tax purposes of approximately $27.7 million, which begins to expire in the year 2009. Indy Mac also had a net operating loss carryforward for state income tax purposes of approximately $7.5 million, which begins to expire in the year 2010.

The effective income tax rate differed from the federal statutory rate as follows:

Dollar amounts                 =====================
in thousands                   1996    1995    1994
Federal statutory rate         35.0%   34.0%   34.0%
State statutory rate            7.6     7.0     7.6
Other items, net                0.2     0.7    (1.3)
                               --------------------
Effective income tax rate      42.8%   41.7%   40.3%
                               ====================

Note I  DISCLOSURES ABOUT
        FAIR VALUE OF FINANCIAL
        INSTRUMENTS

The following table presents the estimated fair value of the various classes of financial instruments as of December 31, 1996 and 1995. The estimated fair value amounts have been determined by Indy Mac using available market information and valuation methodologies which the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve significant judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Indy Mac could realize in a current market exchange.

                             DECEMBER 31, 1996        DECEMBER 31, 1995
Dollar amounts            ===============================================
in thousands              CARRYING     ESTIMATED    CARRYING    ESTIMATED
                           AMOUNT     FAIR VALUE     AMOUNT    FAIR VALUE
ASSETS
Mortgage loans
 held for sale            $103,823    $103,823      $ 91,767   $ 91,767
Commitments
 to purchase
 mortgage loans            (17,142)    (17,142)          321        321
Commitments
 to sell mortgage
 loans and securities          281         281            --         --
Total mortgage
 loans held for sale        86,962      86,962        92,088     92,088
Mortgage securities        332,482     332,482       350,752    350,752
Securitized master
 servicing fees            216,177     209,190       116,851    110,744
Master servicing
 fees receivable            44,239      42,661        36,570     38,302

LIABILITIES
Repurchase agreements
 and other borrowings      496,052     496,052       441,305    441,305

OFF-BALANCE SHEET
INSTRUMENTS
Call options and
 interest rate floors          677          66         3,137      4,773

The fair value estimates as of December 31, 1996 and 1995 are based on pertinent information available to management as of those dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

COMMITMENTS TO SELL MORTGAGE LOANS
AND SECURITIES

Indy Mac utilizes forward commitments to sell private-label mortgage-backed securities, Fannie Mae mortgage-backed securities and two-year, five-year and ten-year U.S. Treasury futures contracts to hedge interest rate risk associated with mortgage loans held for sale and commitments to purchase mortgage loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

MORTGAGE SECURITIES

Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and expected future prepayment rates.

SECURITIZED MASTER SERVICING FEES
AND MASTER SERVICING FEES RECEIVABLE

Fair value is estimated by discounting future cash flows from master servicing fees using expected future prepayment rates and discount rates that approximate current discount rates used for similar investments such as excess servicing.

REPURCHASE AGREEMENTS AND
OTHER BORROWINGS

Fair values approximate the carrying amounts because of the short term to maturity of the liabilities.

CALL OPTIONS AND INTEREST RATE FLOORS

The fair values of Indy Mac's call option contracts and interest rate floors are estimated based upon quoted market prices at year end. There were no call options at December 31, 1996.

Note J  COMMITMENTS AND
        CONTINGENCIES

FINANCIAL INSTRUMENTS WITH
OFF-BALANCE SHEET RISK

Indy Mac is a party to financial instruments with off-balance sheet risk in the normal course of business through the acquisition and sale of mortgage loans and the management of interest rate risk. These instruments include short-term commitments to purchase and sell loans and option contracts. The instruments involve, to varying degrees, elements of credit and interest rate risk. Indy Mac is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. However, Indy Mac does not anticipate nonperformance by the counterparties. As discussed below, Indy Mac's exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by mortgagors is limited due to the non-recourse nature of the loans in the servicing portfolio. Indy Mac's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, Indy Mac does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

MASTER LOAN SERVICING

As of December 31, 1996 and 1995, Indy Mac master serviced loans totaling $11.1 billion and $9.4 billion, respectively, associated with its issuance of REMIC securities and whole loan sales.

In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, losses in excess of the credit enhancement obtained are borne by the security holders. Except in the case of a breach of the standard representations and warranties made by Indy Mac when mortgage loans are securitized or sold, the loans or securities are nonrecourse to Indy Mac. Typically, the Company has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers to Indy Mac.

As of December 31, 1996, approximately 51% of mortgage loans in Indy Mac's master servicing portfolio were secured by properties located in California. The remainder are geographically dispersed throughout the United States, with no more than 5% of the mortgage loans collateralized by properties in any other state.

COMMITMENTS TO PURCHASE LOANS

As of December 31, 1996 and 1995, Indy Mac had entered into commitments to purchase mortgage loans from CWM totaling $1.4 billion and $846 million, respectively, including loans subject to purchase from sellers by CWM. After the purchase and sale of the mortgage loans, Indy Mac's exposure to credit loss in the event of nonperformance by mortgagors is limited as described above.

COMMITMENTS TO SELL LOANS AND SECURITIES

As of December 31, 1996, commitments to sell mortgage loans approximated $200 million. Indy Mac had no open commitments to sell mortgage loans as of December 31, 1995. Indy Mac had forward commitments to sell $510.0 million and $601.5 million of Fannie Mae mortgage-backed securities as of December 31, 1996 and 1995, respectively, and $175.0 million and $70.0 million of two-year, five-year and ten-year U.S. Treasury futures contracts as of December 31, 1996 and 1995, respectively. The commitments to sell securities had a net unrealized gain of approximately $6.2 million and a net unrealized loss of $6.6 million as of December 31, 1996 and December 31, 1995, respectively. The net unrealized gains and losses were deferred as part of Indy Mac's lower of cost or market analysis on its mortgage loans held for sale.

Note K  RELATED PARTY
        TRANSACTIONS

As of December 31, 1996 and 1995, advances due by Indy Mac to CWM totaled $130.2 million and $83.6 million, respectively. Such funds were advanced by CWM, under a revolving credit facility arrangement and certain one-year term borrowing arrangements, to finance assets of Indy Mac. Such advances bear interest at rates indexed to LIBOR. The interest rate charged on such advances was 9.75% and 9.0% at December 31, 1996 and 1995, respectively.

CWM has entered into an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise CWM and Indy Mac on various facets of their businesses and to manage their operations, subject to review and supervision by CWM's Board of Directors. The Manager has entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. (CHL), to perform such services for CWM and Indy Mac as the Manager deems necessary. The Manager and CHL are wholly-owned subsidiaries of Countrywide Credit Industries, Inc.
(CCI), a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (Symbol: CCR).

For performing these services, the Manager receives a base management fee of 0.125% per annum of average invested assets not pledged to secure CMOs. In addition, the Manager receives incentive compensation equal to 25% of the amount by which CWM's annualized return on equity exceeds the ten-year U.S. Treasury Rate plus 2%. During 1994, the Manager waived 25% of its incentive compensation. Base management fees are allocated between CWM and Indy Mac based upon their respective average invested assets net of related borrowings, and incentive management fees are allocated between CWM and Indy Mac based upon their respective contributions to the earnings of the Company. Management fees paid by Indy Mac amounted to $2.0 million, $1.8 million and $334,000 in 1996, 1995 and 1994, respectively. The Management Agreement is renewable annually by vote of the independent directors and is terminable upon sixty days prior notice. See CWM Note O, Subsequent Events.

The Manager incurs many of the operating expenses of the Company, including personnel and related expenses. The Company's conduit operations are primarily conducted by Indy Mac and all other operations are conducted by CWM. Accordingly, Indy Mac is charged with the majority of the conduit's costs, and CWM is charged with the other operations' costs.

During June 1994 and December 1994, Indy Mac sold approximately $1.8 billion and $1.2 billion, respectively, of its purchased servicing portfolio to CHL. No sales of this type were made to CHL during 1996 or 1995. Indy Mac recorded gains on the sale of these servicing rights of $5.8 million and $1.5 million, respectively. Total proceeds from these sales amounted to $24.6 million and $13.6 million, respectively. Of the $1.8 billion purchased servicing portfolio sold to CHL in June 1994, $580.4 million was already being subserviced by CHL. Of the $1.2 billion purchased servicing portfolio sold to CHL in December 1994, $178.4 million was already being subserviced by CHL. As of December 31, 1996 CHL was subservicing $342.1 million in mortgage loans associated with the Company's purchased servicing rights. Indy Mac paid CHL $1.1 million, $461,000 and $94,000 in subservicing fees during 1996, 1995 and 1994, respectively.

All loans purchased by CWM for which a REMIC transaction or whole loan sale is contemplated are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. Indy Mac currently does not purchase any loans from any entities other than CWM.