Form 10-K405/A
period 1996-12-31
CWM MORTGAGE HOLDINGS INC
filed 1997-04-30
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                --------------

                                  FORM 10-K/A
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                AMENDMENT NO. 1
(Mark One)

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

         As of March 31, 1997, there were 52,600,148 shares of CWM Mortgage Holdings, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,019,127,867. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                   PART III

  The information set forth in Part III of CWM Mortgage Holdings, Inc.'s ("CWM") Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Annual Report") as being incorporated by reference to CWM's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the CWM's 1996 fiscal year, is set forth below. Capitalized terms not otherwise defined herein have the meanings ascribed to such terms in the Annual Report.

Item 10.

GENERAL

  CWM currently has five directors. The five current directors are nominees for election as directors to serve until the next annual meeting after their election and until their successors are elected and have qualified.

  The Bylaws of CWM, as currently in effect, provide that the majority of the members of the Board of Directors and of any committee of the Board of Directors will at all times be "Unaffiliated Directors," defined as persons who are not "Affiliates" of CAMC, CWM's manager and a wholly owned subsidiary of CCI. The term "Affiliate" of another person is defined in CWM's Bylaws to mean any person directly or indirectly owning, controlling, or holding with power to vote 5% or more of the outstanding voting securities of such other person or of any person directly or indirectly controlling, controlled by or under common control with such other person; any person 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such other person; any person directly or indirectly controlling, controlled by or under common control with such other person, and any officer, director, partner or employee of such other person. The term "person" includes a natural person, a corporation, partnership, trust, company or other entity. Two of the five directors listed below are also officers of CWM and three are Unaffiliated Directors.

DIRECTOR NOMINEES

  The following persons serve as directors for CWM and management anticipates that such persons will be nominated to serve as directors for CWM for 1997:


  DAVID S. LOEB has been Chairman of the Board of Directors of CWM since its formation in 1985. From 1985 to January 1997, Mr. Loeb served as Chief Executive Officer of CWM. He is also a co-founder of CCI and has been President and Chairman of CCI since its formation in March 1969. Mr. Loeb also serves as the Vice Chairman of the Board of Directors of CAMC, a wholly owned subsidiary of CCI. In addition, Mr. Loeb serves as Chairman of Indy Mac, an affiliate of CWM.

  ANGELO R. MOZILO has been the Chief Executive Officer of CWM since January 1997. Prior to becoming the Chief Executive Officer, Mr. Mozilo served as the President of CWM since its formation in 1985. Mr. Mozilo has been Vice Chairman of the Board of Directors since 1993 and a director since October 31, 1985. Mr. Mozilo is also a co-founder of CCI and has been Vice Chairman of the Board of Directors and Executive Vice President of CCI since its formation in March 1969. Mr. Mozilo serves as Chairman of the Board of CAMC and as its Chief Executive Officer. Mr. Mozilo served as President of CHL, a subsidiary of CCI which is engaged in certain transactions with CWM, from 1978 to March 1995. Mr. Mozilo currently serves as Chairman and Chief Executive Officer of CHL. In addition, Mr. Mozilo serves as Vice Chairman of Indy Mac.

  LYLE E. GRAMLEY became a director of CWM in January 1993. He is a former member of the Board of Governors of the Federal Reserve System. Since September 1985, he has been employed by the Mortgage Bankers Association of America as its chief economist and more recently as a consulting economist, and during that period he has also been self-employed as an economic consultant. He serves on the Board of Trustees of the following mutual funds distributed by Dreyfus Service Corporation: Cash Management, Cash Management Plus, Inc., Government Cash Management, Treasury Cash Management, Treasury Prime Cash Management, Tax Exempt Cash Management, Municipal Cash Management Plus and New York Municipal Cash Management. He also serves on the Board of Directors, and the Compensation Committee of the Board of Directors of NuWave Technologies, Inc., a company specializing in video imaging.

  THOMAS J. KEARNS has been a director of CWM since June 1990. He is President of Thomas J. Kearns Inc., a financial consulting firm, and has been in the securities business for 30 years. Since April 1995, he has been Senior Vice President and Director of Financial Services for Josephthal Lyon & Ross, Inc., an investment banking firm. He spent approximately 16 years with Merrill Lynch Capital Markets as a First Vice President and he was a Managing Director of Commonwealth Associates from April 1994 to February 1995. Mr. Kearns serves on the Board of Directors, and the Compensation Committee of the Board of Directors of Jameson Inns, Inc., a hotel real estate investment trust.

  FREDERICK J. NAPOLITANO has been a director of CWM since its formation in 1985 and has been Chairman of the Board of Pembroke Enterprises, Inc., a real estate development company located in Virginia, since 1973. He was also a director of Home Mortgage Access Corporation and serves on the Board of Directors and executive committee of the National Association of Home Builders and was President of the National Association of Home Builders in 1982. He served on the Federal Home Loan Bank Board Advisory Council from 1983 to 1985, Federal Home Loan Mortgage Corporation Advisory Committee from 1981 to 1983, Federal National Mortgage Association Advisory Board from 1984 to 1985, was chairman of the Hampton Roads Chamber of Commerce in 1989, and was a member of the Industrial Development Services Advisory Board for the Commonwealth of Virginia.



BOARD MEETINGS AND ATTENDANCE

  During the fiscal year ended December 31, 1996, the Board of Directors held seven meetings, in person or by telephone. Each Board member attended 75% or more of the board and applicable committee meetings held during the fiscal year ended December 31, 1996.

  The Audit Committee of the Board of Directors consults with and reviews reports and recommendations of CWM's independent certified public accountants and reports thereon to the Board. The Audit Committee held four meetings during the fiscal year ended December 31, 1996. This committee consists of Messrs. Gramley, Kearns and Napolitano.

  The Compensation Committee of the Board of Directors administers CWM's Stock Option Plans as well as CWM's Deferred Compensation Plan and Loan Plans, and approves the compensation of CWM's executive officers by CAMC. The Compensation Committee held seven meetings during the fiscal year ended December 31, 1996. This committee consists of Messrs. Gramley, Kearns and Napolitano.

  The Board of Directors does not have a nominating committee.

EXECUTIVE OFFICERS

  The executive officers of CWM are:

                                                                         OFFICER
       NAME              AGE                   OFFICE                     SINCE
       ----              ---                   ------                    -------
David S. Loeb...........  73 Chairman of the Board of Directors           1985
Angelo R. Mozilo........  58 Vice Chairman of the Board of Directors and  1985
                              Chief Executive Officer
Michael W. Perry........  34 President and Chief Operating Officer        1993
Richard H. Wohl.........  38 Executive Vice President, General Counsel    1994
                              and Secretary
Kathleen H. Rezzo.......  43 Executive Vice President/Construction        1994
                              Lending-Builder Division
Sterling Blair            35 Senior Vice President and Chief Investment   1994
 Abernathy..............      Officer
James Gross.............  47 Senior Vice President and Chief Financial    1996
                              Officer

  Biographical information with respect to Messrs. Loeb and Mozilo is set forth above under "Director Nominees."

  MICHAEL W. PERRY is currently the President and Chief Operating Officer of CWM. From January 1993 to January 1997, Mr. Perry had served as Executive Vice President and Chief Operating Officer of CWM. Mr. Perry is also the President and Chief Operating Officer of CAMC and the President and Chief Executive Officer of Indy Mac. Mr. Perry has been with CWM since January 1993 and has direct responsibility for the management of CWM and its subsidiaries and Indy Mac. From May 1987 to December 1992, he served as Senior Executive Vice President in charge of the Mortgage Banking Division of Commerce Security Bank. He has 13 years of business experience with financial institutions, real estate firms and mortgage banking companies, including four years as a certified public accountant with KPMG Peat Marwick LLP.

  RICHARD H. WOHL is currently Executive Vice President, General Counsel and Secretary of CWM and also serves as Executive Vice President, Legal Affairs, for Indy Mac. Mr. Wohl is also a director of CAMC and Indy Mac. Prior to joining the Company in April 1994, Mr. Wohl practiced as an attorney with Morrison & Foerster in Los Angeles. In that capacity, he worked extensively in the institutional lending and corporate areas, and represented a number of major warehouse lenders and other financial institutions in the mortgage banking industry. Mr. Wohl graduated with distinction from Stanford University and received his J.D. from the Harvard Law School, where he was an editor of the Harvard Law Review.

  KATHLEEN H. REZZO is currently the Executive Vice President/Construction Lending-Builder Division of CWM. Prior to 1997, Ms. Rezzo served as Senior Vice President of CWM and President and Chief Executive Officer of CLCA. Until joining the Company in August 1994, Ms. Rezzo held various positions at Security Pacific National Bank, which included Chief Credit Officer and positions within the Commercial Lending Group and the Real Estate Industries Group. Ms. Rezzo also managed the Participating Mortgage Unit, and held the position of Senior Vice President/Los Angeles Division Manager for Real Estate Industries Division, of Bank of America, where she was responsible for a loan portfolio in excess of $2 billion and a staff of forty.

  STERLING BLAIR ABERNATHY is currently Senior Vice President and Chief Investment Officer of CWM and Executive Vice President of Secondary Marketing of Indy Mac. Mr. Abernathy is responsible for the hedging, trading, asset liability management, and secondary market functions of the Company. Prior to joining the Company in February 1994, Mr. Abernathy managed the accounting and investment functions of Commerce Security Bank, a state chartered bank in Sacramento, California, as its Senior Vice President and Chief Financial Officer. He also served as the Vice President and Controller of Sunrise Bancorp of California, a $300 million, publicly traded bank holding company with banking and mortgage banking subsidiaries.

  JAMES GROSS is currently the Senior Vice President and Chief Financial Officer of CWM. Mr. Gross is responsible for accounting, treasury, financial planning and analysis, master servicing, human resources and administration. Prior to joining the Company, Mr. Gross was Chief Financial Officer of J.I. Kislak, Inc. and Senior Vice President and Chief Financial Officer of J.I. Kislak Mortgage Corporation from 1990 through September 30, 1996. Mr. Gross was Executive Vice President and Chief Financial Officer of CenTrust Savings Bank from 1987 through 1989. Previously, Mr. Gross spent ten years with "Big Six" public accounting firms specializing in banking and mortgage banking. Mr. Gross received his B.A. degree from Ohio Wesleyan University with a major in economics and his M.B.A. from Rutgers University.

SECTION 16 DISCLOSURE

  Section 16 of the Securities Exchange Act of 1934, as amended, requires CWM's directors and executive officers to report their ownership of and transactions in CWM's Common Stock to the SEC and the New York Stock Exchange. Copies of these reports are also required to be supplied to CWM. Specific dates for filing these reports have been established by the SEC, and CWM is required to report in this Proxy Statement any failure of its directors and executive officers to file by the relevant due date any of these reports during 1996. Based solely on its review of the copies of the reports prepared or received by it, CWM believes that all such filing requirements are satisfied.

Item 11.

EXECUTIVE COMPENSATION

  Director Compensation. During 1996, each director was paid an annual retainer of $35,000 and was reimbursed for expenses related to attendance at each meeting. On June 1, 1996, each Unaffiliated Director received a grant of stock options for 32,609 shares of CWM's common stock, par value $.01 per share ("Common Stock"), each at an exercise price of $17.5625 per share. These options will become exercisable one year after the grant date. On June 3, 1996, Messrs. Loeb and Mozilo, who were both officers of CWM during the fiscal year ended December 31, 1996, each received a grant of stock options for 200,000 shares, each at an exercise price of $17.5625 per share. These options will become exercisable one year after the grant date.

  Effective July 21, 1995, the Board of Directors adopted a deferred compensation plan allowing payment of directors' fees to be deferred until the following year. No directors' fees earned in the fiscal year ended December 31, 1996 were deferred until 1997.

  General. CWM has no salaried employees. Beginning in 1993, CWM agreed to reimburse CAMC for operating expenses, including personnel costs, incurred by CAMC in operating CWM's business.

                          SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                           COMPENSATION
                                                                           ------------
                                            ANNUAL COMPENSATION               AWARDS
                                     ------------------------------------- ------------
                                                               OTHER        SECURITIES
                                                               ANNUAL       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR     SALARY      BONUS   COMPENSATION(10)  OPTIONS(#)  COMPENSATION(11)
---------------------------  ----    --------    -------- ---------------- ------------ ----------------
David S. Loeb............    1996    $ 35,000(1) $    --         --          200,000            --
 Chairman of the Board       1995      31,200(1)      --         --          100,000            --
                             1994      27,500(1)      --         --           30,000            --
Angelo R. Mozilo.........    1996      35,000(1)      --         --          200,000            --
 Vice Chairman of the
  Board and                  1995      31,200(1)      --         --          100,000            --
 Chief Executive Officer     1994      27,500(1)      --         --           30,000            --
Michael W. Perry(2)......    1996(3)  475,000     817,500      3,092         200,000        $25,823
 President and Chief         1995     350,000     550,000      1,075          20,000         19,298
 Operating Officer           1994     275,000     400,000      1,196         120,000         10,750
Richard H. Wohl(2).......    1996(4)  200,000     205,000         17          20,000          5,625
 Executive Vice
  President,                 1995     175,000     130,000        --           10,000          1,750
 Secretary and               1994(5)  103,385      87,500        --           10,000            --
 General Counsel
James P. Gross(2)........    1996(6)   46,250      50,000        --           15,000         31,496
 Senior Vice President
  and
 Chief Financial Officer
S. Blair Abernathy(2)....    1996(7)  180,000     160,000        499          15,000          9,634
 Senior Vice President
  and                        1995     180,000     100,000        --           10,000          3,015
 Chief Investment Officer    1994     149,000      60,000        --           10,000            --
Carmella L. Grahn(2).....    1996(8)  113,410     100,000        459          15,000          5,127
 Senior Vice President,
  MIS                        1995     120,000     100,000        --           10,000          3,600
 Operations and
  Administration             1994      96,667      64,000        --           10,000            --
Kellie A. Johnson(2).....    1996(9)  190,000     125,000         91          15,000         15,630
 Senior Vice President,
  Operations                 1995     180,000     168,190        --           10,000          2,370
 --Third Party
  Originations               1994      92,647     342,885        --           10,000          2,400

--------
 (1) Mr. Loeb is a director and an executive officer of CWM. Mr. Mozilo is a director and an executive officer of CWM. The amounts in this column represent fees paid for their services as directors of CWM. Messrs. Loeb and Mozilo received no salary or bonus for their services as officers of CWM.

 (2) Messrs. Perry, Wohl, Gross and Abernathy and Mesdames Grahn and Johnson were executive officers of CWM and/or Indy Mac during the fiscal year ended December 31, 1996, as well as employees of CAMC which paid their compensation. Mesdames Grahn and Johnson continue to serve as officers of CWM, but due to changes in each of their responsibilities are no longer deemed to be executive officers. CWM reimburses CAMC for its operating expenses, including the salaries and bonuses paid to these individuals.

 (3) Compensation includes $88,333 of salary and $81,750 of bonus deferred until January 2001.
 (4) Compensation includes $1,167 of salary deferred until January of 2001.
 (5) Employed by CAMC beginning in April 1994, so the 1994 annual compensation listed reflects compensation for less than a full year.
 (6) Employed by CAMC beginning in October 1996, so the 1996 annual compensation listed reflects compensation for less than a full year.
 (7) Compensation includes $45,000 of salary and $120,000 of bonus deferred until January 2001.
 (8) Compensation includes $42,519 of salary and $100,000 of bonus deferred until retirement.
 (9) Compensation includes $12,000 of bonus deferred until retirement.
(10) The amount of other annual compensation consists of interest accrued on deferred compensation in excess of the applicable federal rate.

(11) Amounts shown for 1996 consist of the following: (i) Mr. Perry: Company contribution to deferred compensation account--$10,000; split-dollar life insurance premiums paid by the Company--$9,698; Company contribution to 401(k) Plan--$6,125 (includes an adjustment of $1,625 relating to Mr. Perry's 1995 contributions); (ii) Mr. Wohl: Company contribution to 401(k) Plan--$5,625 (includes an adjustment of $875 relating to Mr. Wohl's 1995 contributions); (iii) Mr. Gross: interim housing related expenses paid by the Company -$6,614; closing costs related to home purchase paid by the Company--$24,882; (iv) Mr. Abernathy: Company contribution to deferred compensation account--$4,500; Company contribution to 401(k) Plan--$5,134 (includes an adjustment of $634 relating to Mr. Abernathy's 1995 contributions); (v) Ms. Grahn: Company contribution to deferred compensation account--$3,000; Company contribution to 401(k) Plan--$2,127; and (vi) Ms. Johnson: Company contribution to deferred compensation account--$9,000; Company contribution to 401(k) Plan--$6,630 (includes an adjustment of $2,130 relating to Ms. Johnson's 1995 contributions).

STOCK OPTION PLANS

  General. Pursuant to CWM's 1985 Stock Option Plan (the "1985 Plan") and 1996 Stock Incentive Plan (the "1996 Plan") (the 1985 Plan and the 1996 Plan are collectively referred to herein as the "Stock Option Plans"), stock options may be granted to directors and officers of CWM, among others.

                      STOCK OPTION GRANTS IN FISCAL 1996

                                                  INDIVIDUAL GRANTS
                         ---------------------------------------------------------------------
                         NUMBER OF
                         SECURITIES     % OF TOTAL
                         UNDERLYING   OPTIONS GRANTED   EXERCISE
                          OPTIONS      TO EMPLOYEES      PRICE     EXPIRATION    GRANT DATE
          NAME           GRANTED(#)   IN FISCAL YEAR  ($/SHARE)(6)    DATE    PRESENT VALUE(7)
          ----           ----------   --------------- ------------ ---------- ----------------
David S. Loeb...........  200,000(1)       17.19%       $17.5625     6/03/01      $494,832
Angelo R. Mozilo........  200,000(1)       17.19%        17.5625     6/03/01      $494,832
Michael W. Perry........  200,000(2)       17.19%        19.7500    12/10/01      $556,608
Richard H. Wohl.........   20,000(3)        1.72%        17.5625     6/03/01      $ 49,483
James P. Gross..........   15,000(4)        1.29%        20.7500    10/16/01      $ 43,859
S. Blair Abernathy......   15,000(5)        1.29%        17.5625     6/03/01      $ 37,122
Carmella L. Grahn.......   15,000(5)        1.29%        17.5625     6/03/01      $ 37,122
Kellie A. Johnson.......   15,000(5)        1.29%        17.5625     6/03/01      $ 37,122

--------
(1) Option was granted on June 3, 1996 and becomes exercisable on the first anniversary of the grant date, except in the event of a "Change of Control" as defined in the 1996 Plan (as used herein, a "CWM Change of Control"). Upon a CWM Change in Control, all options become immediately exercisable.
(2) Option was granted on December 10, 1996 and becomes exercisable as follows, except in the event of a CWM Change in Control: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Upon a CWM Change in Control, all options become immediately exercisable.
(3) Option was granted on June 3, 1996 and becomes exercisable on the first anniversary of the grant date, except in the event of a CWM Change of Control. Upon a CWM Change in Control, all options become immediately exercisable.
(4) Option was granted on October 16, 1996 and becomes exercisable as follows, except in the event of a CWM Change in Control: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Upon a CWM Change in Control, all options become immediately exercisable.
(5) Options were granted on June 3, 1996 and become exercisable as follows, except in the event of a CWM Change in Control: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Upon a CWM Change in Control, all options become immediately exercisable.

(6) The exercise price is the market value (defined as the average of the high and low stock prices on the New York Stock Exchange) on the date of grant.

(7) The present value of the options as of the grant date was calculated using the Black-Scholes options pricing model which has been modified to consider estimated cash dividends to be paid. The assumptions used in the model were: expected volatility of 30%, risk-free rate of return (approximately equal to the three year Treasury rate at the grant date) of 6.3%, dividend yield of 9% and time to exercise of three years. No discounting was done to account for non-transferability or vesting. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

  AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR END OPTION
                                    VALUES

                                                     NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                             SHARES                  OPTIONS AT FY-END(#)          AT FY-END($)
                            ACQUIRED      VALUE    ------------------------- -------------------------
          NAME           ON EXERCISE(#)  REALIZED  EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           -------------- ---------- ----------- ------------- ----------- -------------
David S. Loeb...........    155,000     $1,096,075        0       200,000     $      0     $687,500
Angelo R. Mozilo........      8,602         44,623   91,398       200,000      856,858      687,500
Michael W. Perry........     59,302        554,482   50,698       200,000      570,904      250,000
Richard H. Wohl.........      3,000         16,575      333        26,667        3,122      131,253
James P. Gross..........          0              0        0        15,000            0        3,750
S. Blair Abernathy......      3,333         17,707        0        21,667            0      114,066
Carmella Grahn..........      3,333         28,331        0        21,667            0      114,066
Kellie A. Johnson.......      3,333         17,290        0        21,667            0      114,066

  Loan Plans. The Board of Directors has adopted two Loan Plans (the "Loan Plans") under which loans may be made to officers and directors of CWM in connection with the exercise of stock options granted under the 1985 Plan and the 1996 Plan. Under the 1996 Loan Plan, the principal of any loan may not exceed (x) the purchase price required to be paid to CWM upon the exercise of one or more options, plus (y) any applicable withholding taxes (so long as the sum of the preceding (x) and (y) does not exceed the fair market value of the stock on the date of the loan), less (z) any margin or other legally required amount, and any loan proceeds must be paid directly to CWM in connection with the exercise of such options. The 1985 Plan, by contrast, does not provide for loan amounts to include applicable withholding taxes. Under the 1985 and the 1996 Loan Plans, loans may be extended for a period of five years, which term may be renewed, at an interest rate which is set by the Compensation Committee and is, at the option of the borrower, either fixed for the term of the loan or adjustable annually by the Compensation Committee, with such interest rate to be at all times at least sufficient to avoid imputed interest under the Internal Revenue Code of 1986, as amended. The loans under the Loan Plans are recourse loans and are secured by pledges of the Common Stock purchased upon the exercise of the stock options to which they relate. In the event of the sale or transfer of any of the shares of Common Stock pledged as security, except under certain limited conditions, the unpaid principal balance and accrued interest shall become immediately due and payable to the extent of the proceeds (net of brokerage fees) realized from such sale or transfer. The principal and interest on the loans made under the Loan Plans are payable quarterly, with any dividends paid on the pledged stock being applied against such installments. To the extent that a dividend for any quarter is insufficient to pay the accrued interest for a quarterly installment, the difference is added to the principal of the loan, and to the extent a quarterly dividend is insufficient to pay a quarterly installment of principal, the difference is payable at the end of the term of the loan.

  The following table sets forth information as of December 31, 1996 relating to loans made by CWM to certain executive officers and directors of CWM under the Loan Plans in connection with the exercise of stock options under the 1985 Plan and the 1996 Plan.

                                                            HIGHEST
                               NOTES       BALANCE AT       BALANCE   INTEREST
           NAME             OUTSTANDING DECEMBER 31, 1996 DURING 1996   RATE
           ----             ----------- ----------------- ----------- --------
David S. Loeb..............   Note 1        $      0       $ 61,587     7.70%*
                              Note 2               0        169,843     6.08%*
                              Note 3               0        280,575     4.17%*
Angelo R. Mozilo...........   Note 1        $      0       $198,995     5.97%**
                              Note 2               0        192,570     6.19%**
                              Note 3          96,560        101,099     6.58%*
Lyle E. Gramley............   Note 1        $143,981       $186,539     6.87%*
Thomas J. Kearns...........   Note 1        $      0       $ 27,667     4.17%*
                              Note 2               0         82,662     4.17%*
                              Note 3               0         85,694     6.66%*
Frederick J. Napolitano....   Note 1        $      0       $118,900     6.20%*
                              Note 2          27,350        122,086     7.70%*+
                              Note 3               0        250,988     6.08%*
                              Note 4         117,418        147,695     6.83%*
                              Note 5         128,705        165,614     6.83%*
Michael W. Perry...........   Note 1        $ 91,351       $102,404     5.61%*

--------
 * Fixed rate note.
** Adjustable rate note. Rate will be adjusted each subsequent year after the origination date according to the Applicable Federal Rate in effect at that time.
 + Loan renewed for an additional five-year period on February 4, 1996. New fixed rate--5.49%.

DEFINED BENEFIT PENSION PLAN

  The following table illustrates annual pension benefits under CCI's Defined Benefit Pension Plan (the "Pension Plan"), under which officers of CWM participate as a result of their employment with CAMC, for participants retiring in 1997 at age 65 payable in the form of a life annuity under various levels of compensation and years of service. The pension benefits in the table are not subject to deduction for Social Security or other offset amounts.

                              PENSION PLAN TABLE

                                                   YEARS OF SERVICE
            FINAL AVERAGE             ------------------------------------------
           COMPENSATION(1)              10     15     20     25     30     35
           ---------------            ------ ------ ------ ------ ------ -------
$  125,000........................... 19,650 30,830 38,880 46,920 54,970  77,740
   150,000........................... 24,020 37,700 47,620 57,540 67,470  95,240
   175,000........................... 24,020 37,720 49,730 61,740 73,740  95,240
   200,000........................... 24,590 43,470 57,350 71,240 85,120  99,000
   225,000........................... 27,090 47,900 63,220 78,540 93,870 109,190
   250,000........................... 27,090 47,900 63,220 78,540 93,870 109,190
   300,000........................... 27,090 47,900 63,220 78,540 93,870 109,190
   400,000........................... 27,090 47,900 63,220 78,540 93,870 109,190
   450,000........................... 27,090 47,900 63,220 78,540 93,870 109,190
   500,000........................... 27,090 47,900 63,220 78,540 93,870 109,910
   600,000........................... 27,090 47,900 63,220 78,540 93,870 109,910
 1,000,000........................... 27,090 47,900 63,220 78,540 93,870 109,910

--------
(1) As a result a limitation, effective January 1, 1994, under the Internal Revenue Code of 1986, as amended (the "Code") annual compensation in excess of $150,000 is not taken into account when calculating benefits under the Pension Plan.

  The compensation used for Pension Plan purposes is the amount shown in the Salary column of the Summary Compensation Table, subject to the $150,000 limitation under the Code. The following table sets forth the number of years of credited service of each executive officer listed in the Summary Compensation Table.

                                                                       CREDITED
                                                                       YEARS OF
          NAME                                                         SERVICE
          ----                                                         --------
     Michael W. Perry.................................................     4
     Richard H. Wohl..................................................     3
     S. Blair Abernathy...............................................     3
     James P. Gross...................................................     0
     Carmella L. Grahn................................................     3
     Kellie A. Johnson................................................     4

  Benefits are 100% vested after five years of service. A participant shall be fully vested in his accrued normal retirement benefit regardless of his length of service if his employment is terminated by CAMC other than for "Cause" within two-year period following a "Change in Control" (as both items are defined in the Pension Plan).

  CCI adopted a Supplemental Executive Retirement Plan (the "SERP"), effective in fiscal 1995, designed to provide executives, including the executive officers of CWM, with retirement income equal to 70% of their average annual salary determined by averaging the five highest salaried years out of the ten years preceding retirement. Benefits under the SERP are reduced by benefits the participant receives from (i) the Pension Plan and (ii) CAMC's contributions to the participant's deferred compensation account, for which CWM reimburses

CAMC pursuant to the Management Agreement. The annual benefit under the SERP will be: Mr. Perry (assuming retirement at age 65) $657,315.

CHANGE OF CONTROL ARRANGEMENT

  The SERP provides for a lump sum payment to a participant, including an executive officer listed in the Summary Compensation Table, in the event of a Change in Control (as defined in the SERP). The lump sum payment is to be made within 60 days of the Change in Control, and the amount paid is to be determined as if employment terminated on the date the Change in Control became effective.

EMPLOYMENT AGREEMENTS

  On November 14, 1996, Michael W. Perry, the President and Chief Operating Officer of CWM, entered into an employment agreement with CAMC (the
"Employment Agreement"). Subject to certain exceptions, the Employment Agreement will expire, by its terms, on December 31, 2000. The Employment Agreement provides that Mr. Perry will serve as an executive officer of CWM and certain of its affiliates, and use his best efforts to promote their respective interests.


  In consideration of his agreement generally not to compete with CAMC within North America for a period of one year after his employment is terminated (the "Covenant Not to Compete"), Mr. Perry will receive certain severance payments if his employment is terminated for reasons other than Cause or Good Reason
(as such terms are defined in the Employment Agreement). The amount of Mr. Perry's severance payment will equal the sum of his annual base salary at the time of termination, the incentive compensation relating to the immediately preceding fiscal year, any unpaid incentive compensation that relates to the prior fiscal year, and any proportional payment of incentive compensation due for the current year, based on the aggregate incentive compensation for the immediately preceding fiscal year (if such termination occurs on a date prior to the end of a fiscal year). In the event that Mr. Perry is terminated within two years after a Change of Control (as such term is defined in the Employment Agreement), Mr. Perry's severance payment will equal twice the sum of the foregoing amount. After careful review of the Employment Agreement, the Compensation Committee determined that the compensation to be paid to Mr. Perry is reasonable and that the Employment Agreement is in the best interests of CWM.


  The Employment Agreement provides that Mr. Perry is eligible to receive base compensation, incentive compensation, stock options, as well as certain other specified benefits. Commencing July 1, 1996, Mr. Perry was paid base compensation at an annual rate of $550,000, subject to potential annual increases. Although the Employment Agreement contemplates that a 15% increase in CWM's earnings per share over the preceding fiscal year normally would result in a 10% increase in the annual rate of base compensation, the amount of such increase, if any, is to be determined by the Compensation Committee. According to the terms of the Employment Agreement, Mr. Perry is also eligible to receive incentive compensation, the amount of which will be determined by reference to an incentive matrix. The two variables in the incentive matrix are the earnings per share of CWM for the applicable fiscal year and the percentage change in earnings per share from the prior year. The maximum amount of the annual cash bonus to which Mr. Perry is entitled under the matrix is $1.6 million, which assumes earnings per share of $3.30 and a 30% increase in earnings per share over the prior year. For his performance during fiscal 1996, Mr. Perry will receive a cash bonus in the amount of $817,500. In April 1997, the Employment Agreement was amended so that, subject to stockholder approval of the provisions of the Employment Agreement that relate to the payment of cash incentive compensation for the fiscal years 1997 through 2000, such compensation would qualify for a tax deduction pursuant to
Section 162(m) of the Code. Section 162(m) limits the corporate deduction for compensation paid to the executive officers named in the Summary Compensation Table to $1 million unless the amount by which such compensation exceeds the $1 million threshold is based upon performance goals that are subject to stockholder approval. CWM will be submitting this component of Mr. Perry's cash incentive compensation to stockholders for their approval at the Annual Meeting.

Michael W. Perry." In the event that stockholders do not approve the annual cash bonus provisions of the Employment Agreement, Mr. Perry will be entitled to renegotiate the terms of the Employment Agreement in their entirety. If the parties cannot, in good faith, agree on the terms of a new employment agreement, Mr. Perry will be entitled to terminate the Employment Agreement and be released from the Covenant Not to Compete.

  The Employment Agreement also provides that promptly after its execution, Mr. Perry was to receive an option to purchase 200,000 shares of CWM Common Stock exercisable at the fair market value at the time of the grant. In accordance with this provision, the Compensation Committee awarded Mr. Perry an option to purchase 200,000 shares of CWM Common Stock on December 10, 1996. For the fiscal years 1997 through 2000, the Employment Agreement contemplates that the Compensation Committee may grant to Mr. Perry, in its sole discretion, an annual stock option with respect to between 100,000 and 150,000 shares, with each annual grant targeted at 125,000 for "good performance." All stock options granted to Mr. Perry will be awarded pursuant to CWM's current stock option plan, will have an exercise price equal to the fair market value of the CWM Common Stock at the time of the grant, will become exercisable in three equal installments on each of the first three anniversaries of the date of the grant, and will become immediately and fully exercisable in the event of a Change of Control or in the event that Mr. Perry's employment is terminated due to death or disability or by CAMC (or any successor thereto) other than for Cause (as such terms are defined in the Employment Agreement).

  At present, the maximum number of shares subject to stock options and stock appreciation rights that the Compensation Committee may grant to officers of CWM, including Mr. Perry, is 250,000 per year. CWM will seek stockholder approval to raise this limit to 500,000 shares per year at the Annual Meeting.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  General. The Compensation Committee is composed of Messrs. Gramley, Kearns and Napolitano, who are Unaffiliated Directors of CWM. CWM does not directly pay any employee or officer compensation; such compensation is paid by CAMC and ultimately charged to CWM pursuant to the expense reimbursement provisions of the management agreement. CAMC's determinations with respect to monetary compensation are made on the basis of its policies and procedures. Pursuant to a policy adopted by the Board of Directors, the Compensation Committee reviews and approves such compensation paid by CAMC to CWM's executive officers on an annual basis. In reviewing CAMC's determinations, the Compensation Committee considers the following criteria: the degree to which the executive officers have been able to successfully implement CWM's operating plan, CWM's earnings per share during the year and the corresponding level of dividends paid to stockholders, CWM's general performance relative to the performance of its peers during the year, CWM's growth during the year as evidenced by the market share and profitability of its principal businesses, and general product development.


  Compensation of Executive Officers. On April 22, 1997, the Compensation Committee reviewed the overall compensation paid by CAMC to CWM's executive officers based on the criteria set forth in the preceding paragraph and determined that such compensation was reasonable, in accordance with the Company's objectives and in relation to the Company's performance during 1996. Certain executive officers, namely Messrs. Loeb and Mozilo, did not receive any base or incentive compensation in connection with their services as executive officers during 1996, but did receive stock options as described below.

  In January 1996, the Committee adopted a compensation plan for Mr. Perry which provided that Mr. Perry would receive annual base compensation of $400,000 for his services during 1996. Mr. Perry's base compensation was increased in connection with the adoption of the Employment Agreement to an annual rate of $550,000, retroactive to July 1, 1996. Accordingly, Mr. Perry received a blended rate of $475,000 ($200,000 + $275,000) for his services during 1996. Pursuant to the terms of the Employment Agreement, Mr. Perry is eligible to receive this increased rate of base compensation until December 31, 2000, subject to additional annual increases determined in the discretion of the Committee.

  The Employment Agreement provides that Mr. Perry's annual incentive compensation is to be determined by reference to an incentive matrix, which is included as an exhibit to the Employment Agreement. The incentive matrix is intended to serve as an objective measure of Mr. Perry's performance by basing his annual cash bonus on CWM's earnings per share for the applicable period and the percentage change in earnings per share from the prior period. For his services during 1996, Mr. Perry will receive a cash bonus in the amount of $817,500 based on earnings per share of $1.51 for CWM's 1996 fiscal year and a 21% increase in earnings per share from fiscal 1995.

  As part of his compensation, Mr. Perry, like other officers of CWM, is also eligible to receive awards pursuant to CWM's stock incentive plan. The Employment Agreement provides that promptly after its execution, Mr. Perry was to receive an option to purchase 200,000 shares of CWM Common Stock, exercisable at fair market value as of the date of grant. In accordance with this provision, the Committee granted Mr. Perry an option to purchase 200,000 shares of CWM Common Stock on December 10, 1996. Although the Employment Agreement contemplates that Mr. Perry will receive an option to purchase between 100,000 and 150,000 shares for each of the fiscal years 1997 through 2000, with each annual grant targeted at 125,000 shares for "good performance," the amount of such awards will be determined in the discretion of the Committee.

  On April 1, 1997, the Compensation Committee approved an amendment to the Employment Agreement which provides that Mr. Perry will not receive compensation determined by the incentive matrix for his performance in fiscal 1997 through 2000 unless such compensation receives stockholder approval.

  After careful review of the Employment Agreement, the Compensation Committee determined that the compensation to be paid to Mr. Perry is reasonable and that the Employment Agreement is in the best interests of CWM.

  Stock Options. In addition to reviewing the compensation arrangements of executive officers, the Compensation Committee awarded stock options pursuant to the 1996 Stock Incentive Plan (the "1996 Plan"), which was approved by stockholders on May 29, 1996. Under the 1996 Plan, executive officers are eligible to receive options, stock appreciation rights and certain other share related awards. The Compensation Committee determined such awards by using the criteria set forth in the 1996 Plan, which includes the responsibilities and contributions of the individual and the other compensation payable to such person. The award to Mr. Perry during 1996 was determined according to the provisions of the Employment Agreement.

  Stock options are awarded to the Unaffiliated Directors of CWM pursuant to a formula set forth in the 1996 Plan that operates automatically. During 1996, Messrs. Loeb and Mozilo, who are both officers of CWM, received options for 200,000 shares, which was a greater amount than the Unaffiliated Directors received as a result of Messrs. Loeb's and Mozilo's status as both directors and executive officers of CWM.

                                          The Compensation Committee

                                          Lyle E. Gramley
                                          Thomas J. Kearns
                                          Frederick J. Napolitano

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During fiscal 1996, Messrs. Gramley, Kearns and Napolitano served as members of the Compensation Committee. No member of the Compensation Committee was, during the fiscal year, an officer or employee of CWM, nor was any member of the Compensation Committee formerly an officer of CWM. No executive officer of CWM served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors.

STOCK PERFORMANCE GRAPH

  The following chart compares the total stockholder return (stock price increase plus dividends) on the CWM Common Stock from January 1, 1992 through December 31, 1996 with the total stockholder returns for the NYSE Market Index and the Peer Group Index. The graph assumes that the value of the investment in the CWM Common Stock and each index was $100 on January 1, 1992 and that all dividends were reinvested.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
         AMONG CWM HOLDINGS INC., NYSE MARKET INDEX AND MG GROUP INDEX

                        PERFORMANCE GRAPH APPEARS HERE

Measurement Period           CWM            NYSE MRKT
(Fiscal Year Covered)        HOLDINGS         INDEX        MG GROUP
-------------------          ----------     ---------     ----------
Measurement Pt-1991          $100           $100         $100
FYE 1992                     $ 97.25        $108.09      $104.70
FYE 1993                     $193.55        $126.33      $118.88
FYE 1994                     $180.38        $127.39      $116.57
FYE 1995                     $392.69        $149.62      $151.15
FYE 1996                     $539.92        $200.03      $182.08

THE INDUSTRY INDEX CHOSEN WAS:
MG INDUSTRY GROUP 432 - Real Estate Investment Trusts

THE BROAD MARKET INDEX CHOSEN WAS:
NEW YORK STOCK EXCHANGE

THE CURRENT COMPOSITION OF THE INDEX IS AS FOLLOWS:

AGREE REALTY CORP                     AVALON PROPERTIES
ALEXANDER HAGGEN PROP                 BANYAN MORTGAGE INV FUND
ALLIED CAPITAL COMMERCL               BANYAN STRATEGIC LAND II
AMBASSADOR APARTMENTS                 BANYAN STRATEGIC RLTY TR
AMERICA FIRST PARTCP                  BAY APARTMENT COMMUNITIES
AMERICAN GENERAL HOSP                 BEACON PROPERTIES CORP
AMERICAN HEALTH PROPERTY              BEDFORD PROERTY INC
AMERICAN IND PROP REIT                BERKSHIRE REALTY CO
AMERICAN REAL ESTATE INV              BODDIE-NOELL PROPERTIES
AMERICAN REALTY TRUST                 BOYKIN LODGING CO
AMERICANA HOTELS & RLTY               BRADLEY RE TRUST SBI
AMERIVEST PROPERTIES INC              BRANDYWINE REALTY TRUST
AMLI RESIDENTIAL PROPS                BRE PROPERTIES INC CL A
ANGELES MORTGAGE INVEST               BRT REALTY TRUST SBI
ANGELES PARTCP MTGE TR A              BURNHAM PACIFIC PROPS
APARTMENT INVEST & MGMT               CALI REALTY CORP
ARIZONA LAND INCOME CORP              CALIFORNIA REAL EST INV
ASR INVESTMENTS CORP                  CAMDEN PROPERTY TRUST
ASSET INVESTORS CORP                  CAPSTEAD MORTGAGE CORP
ASSOCIATED ESTATES RLTY               CAPSTONE CAPITAL TR CORP

Item 12.

PRINCIPAL STOCKHOLDERS

  The following table shows, with respect to each person or entity known by CWM to be the beneficial owner of more than 5% of CWM Common Stock as of March 31, 1997, (i) the number of shares of CWM Common Stock so owned and (ii) the percentage of all shares outstanding represented by such ownership (based upon the number of shares outstanding as of March 31, 1997).

     NAME AND ADDRESS OF BENEFICIAL OWNER      NUMBER OF SHARES PERCENT OF CLASS
     ------------------------------------      ---------------- ----------------
Neuberger & Berman LLC (1)...................     4,160,175           7.9%
605 Third Avenue
New York, New York  10158

--------
(1) Based upon a Schedule 13G dated February 10, 1997 filed with the Securities and Exchange Commission.

SECURITY OWNERSHIP OF MANAGEMENT

  The following table sets forth certain information concerning the beneficial ownership of CWM Common Stock by each director, CWM's Chief Executive Officer, each of CWM's other four most highly compensated executive officers, two additional officers of CWM who were executive officers during part of 1996 and for whom information is required to be disclosed and all officers and directors as a group, as of March 31, 1997. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. The shares and percentages set forth below include shares of CWM Common Stock which were outstanding or issuable within 60 days upon the exercise of options outstanding as of March 31, 1997.

                                                   SHARES OF COMMON
                                      YEAR FIRST     STOCK OWNED
                                        BECAME    BENEFICIALLY AS OF  PERCENT
        NAME                      AGE A DIRECTOR MARCH 31, 1997(1)(2) OF CLASS
        ----                      --- ---------- -------------------- --------
David S. Loeb....................  73    1985              800             *
Angelo R. Mozilo.................  58    1985          140,431(3)          *
Lyle E. Gramley(4)...............  70    1993           86,225(5)          *
Thomas J. Kearns(4)..............  58    1990          117,550             *
Frederick J. Napolitano(4).......  67    1985          121,500             *
Michael W. Perry................. --      --            75,000             *
Richard H. Wohl.................. --      --             5,333             *
S. Blair Abernathy............... --      --             4,133             *
James P. Gross................... --      --                 0             *
Carmella L. Grahn(6)............. --      --             5,333             *
Kellie A. Johnson(6)............. --      --             3,333             *
All directors and executive
 officers as a group (12
 persons)........................                      566,500         1.077%

--------

 * Less than one percent of class.

(1) Unless otherwise indicated, sole voting and investment power.

(2) Includes shares which may be purchased through stock options exercisable within 60 days of March 31, 1997 held by the following persons: Mr. Mozilo, 41,398 shares; Mr. Gramley, 25,800 shares; Mr. Kearns, 55,800 shares; Mr. Perry, 50,698 shares; Mr. Wohl, 333 shares; all directors and executive officers as a group, 179,862.

(3) Includes 1,000 shares owned by Phyllis Mozilo, the wife of Angelo Mozilo, as to which shares he disclaims any beneficial interest.

(4) Unaffiliated Director.

(5) Includes 9,425 shares owned by Marlys Gramley, the wife of Lyle Gramley.


(6) Ms. Grahn and Ms. Johnson served as executive officers of CWM until October 1996, and continue to serve as officers of CWM, but due to changes in each of their responsibilities they are no longer deemed to be executive officers.

Item 13.

CERTAIN TRANSACTIONS WITH MANAGEMENT AND BUSINESS RELATIONSHIPS

  The Company, through its CLCA Division, has from time to time made loans to builders of residential construction projects secured by real property purchased by such builders from a company doing business as Loeb Enterprises, LLC, in which CWM's chairman and former chief executive officer is a major investor together with his family. The non-family executive managers of Loeb Enterprises, LLC, who run the day-to-day operations of Loeb Enterprises, LLC, own approximately 34 percent of the equity and profits of that company. Each project is part of a master planned community being developed by Loeb Enterprises, LLC, which includes various amenities, including an 18 hole golf course.

  In the case of each project financed by the CLCA Division, the builder is not affiliated with either the Company or Loeb Enterprises, LLC, the general risk characteristics of the construction loan are comparable to those for similar projects funded by the CLCA Division, and the construction loan facility between the CLCA Division and the builder has been negotiated at arms' length on terms consistent with those of similar loans made by the CLCA Division to other unaffiliated builders. Moreover, the terms of each credit facility have been disclosed to and approved by the disinterested members of the Board of Directors of CWM pursuant to Section 144 of the DGCL.

  As of December 31, 1996, the CLCA Division had extended three construction loan facilities to builders secured by property originally purchased from Loeb Enterprises, LLC, with total dollar commitments of $11,457,445, and total loan outstandings of $4,485,484. Loeb Enterprises, LLC, has posted a bond for the completion of certain infrastructure improvements such as arterial roads, drainage, and utilities in the portion of the master planned community in which builders are currently building, and these improvements have been substantially completed. In addition, the builders are contractually responsible to the city of Sparks, Nevada for certain other improvements such as roads, drainage, and utilities, within the specific subdivisions of property they have purchased.

  During 1996, the Company utilized the services of Kathryn Raymond Productions, a company owned by Mr. Perry's sister, for graphic design services relating to the Company's marketing materials and Annual Report to Shareholders. Kathryn Raymond Productions was the sole provider of graphic design services to the Company during 1996, and the total amount paid to Kathryn Raymond Productions for such services was $108,983. The contract for services rendered by Kathryn Raymond Productions was negotiated at arms' length by managers of the Company other than Mr. Perry, on terms consistent with terms of similar third party transactions.

  From time to time, certain directors and executive officers of the Company and associates of such persons were indebted to the Company, as customers, in connection with mortgage loans and other extensions of credit by the Company. These transactions were in the ordinary course of business; they were substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, except that for some loan products interest rates charged were the same as the lowest interest rates charged other persons or were more favorable for Company employees and directors than for other persons; and they did not involve more than the normal risk of collectibility or present other unfavorable features. In addition, directors, officers and employees of the Company are entitled to receive certain discounts or waivers of fees or commissions for certain products and services offered by the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on April 30, 1997.

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

       Signature                           Title                              Date
/s/ DAVID S. LOEB           Director, Chairman of the Board of          April 30, 1997
--------------------------- Directors
  David S. Loeb

/s/ ANGELO R. MOZILO         Director, Vice Chairman of the Board       April 30, 1997
---------------------------  of Directors and Chief Executive
Angelo R. Mozilo             Officer (Principal Executive Officer)

/s/ MICHAEL W. PERRY         President and Chief Operating Officer      April 30, 1997
---------------------------
  Michael W. Perry

/s/ JAMES P. GROSS          Senior Vice President                       April 30, 1997
---------------------------  and Chief Financial Officer
  James P. Gross             (Principal Accounting Officer)
                             (Principal Financial Officer)

/s/ LYLE E. GRAMLEY          Director                                   April 30, 1997
---------------------------
Lyle E. Gramley

/s/ THOMAS J. KEARNS         Director                                   April 30, 1997
---------------------------
 Thomas J. Kearns

/s/ FREDERICK J. NAPOLITANO  Director                                   April 30, 1997
---------------------------
Frederick J. Napolitano