Form 10-Q
period 1997-03-31
CWM MORTGAGE HOLDINGS INC
filed 1997-05-15
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1997

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
           For the transition period from               to
                                          -------------    --------------

                         Commission File Number 1-8972

                          CWM MORTGAGE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                      95-3983415
(State or other jurisdiction              (I. R. S. Employer Identification No.)
 incorporation or organization)

35 NORTH LAKE AVENUE, PASADENA, CALIFORNIA              91101-1857
 (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code (800) 669-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes     X    No
                                        --------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Common stock outstanding as of March 31, 1997:   52,600,148 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                                    March 31, 1997              December 31, 1996
                                                                    --------------              -----------------
                                                                     (Unaudited)
ASSETS

Mortgage assets
  Mortgage loans held for investment, net                              $1,452,367                   $1,210,891
  Mortgage loans held for sale - prime                                    495,629                      404,346
  Mortgage loans held for sale - subprime                                 173,711                      177,913
  Manufactured housing loans held for sale                                109,515                       74,949
  Manufactured housing loans held for investment                           26,463                       25,822
  Construction loans receivable, net                                      580,847                      460,546
  Collateral for CMOs                                                     280,408                      289,054
  Mortgage securities                                                     234,254                      231,780
Revolving warehouse lines of credit, net                                  197,286                      251,032
Investment in and advances to Indy Mac                                    175,316                      170,609
Cash and cash equivalents                                                   3,709                       12,450
Other assets                                                               60,932                       46,667
                                                                       ----------                   ----------
    Total assets                                                       $3,790,437                   $3,356,059
                                                                       ==========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                      $2,902,346                   $2,531,509
Collateralized mortgage obligations                                       256,070                      264,080
Senior unsecured notes                                                     59,790                       59,759
Accounts payable and accrued liabilities                                   31,384                       22,287
                                                                       ----------                   ----------
    Total liabilities                                                   3,249,590                    2,877,635

Commitments and contingencies                                                -                            -

Shareholders' equity

  Common stock - authorized, 100,000,000 shares of
   $.01 par value; issued and outstanding, 52,600,148 shares
   at March 31, 1997 and 50,200,146 at December 31, 1996                      526                          502
  Additional paid-in capital                                              541,174                      490,695
  Net unrealized gain (loss) on available-for-sale mortgage
   securities held by CWM                                                  (3,329)                      (7,166)
   held by Indy Mac                                                        (1,160)                      (8,427)
  Cumulative earnings                                                     240,479                      219,135
  Cumulative distributions to shareholders                               (236,843)                    (216,315)
                                                                       ----------                   ----------
    Total shareholders' equity                                            540,847                      478,424
                                                                       ----------                   ----------
  Total liabilities and shareholders' equity                           $3,790,437                   $3,356,059
                                                                       ==========                   ==========

  The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share data)
(Unaudited)

                                                                               Three Months Ended March 31,
                                                                              -------------- --------------
                                                                                   1997           1996
                                                                              -------------- --------------

   Interest income
     Mortgage loans held for investment                                              $26,933        $27,081
     Mortgage loans held for sale                                                     15,172         13,975
     Manufactured housing loans                                                        2,893              -
     Construction loans                                                               14,713          4,483
     Collateral for CMOs                                                               5,400          5,334
     Mortgage securities                                                               3,323          2,467
     Revolving warehouse lines of credit                                               4,029          3,819
     Advances to Indy Mac                                                              2,710          1,773
     Other                                                                                45             84
                                                                                   ---------      ---------
       Total interest income                                                          75,218         59,016

   Interest expense
     Repurchase agreements and other credit facilities                                41,567         33,547
     Collateralized mortgage obligations                                               5,203          5,608
     Senior unsecured notes                                                            1,378          1,368
                                                                                   ---------      ---------
       Total interest expense                                                         48,148         40,523
                                                                                   ---------      ---------

         Net interest income                                                          27,070         18,493

   Provision for loan losses                                                           3,900          2,403
                                                                                   ---------      ---------

         Net interest income after provision for loan loss                            23,170         16,090

   Equity in earnings of Indy Mac                                                      4,257          3,546
   Other, net                                                                          1,312            208
                                                                                   ---------      ---------
         Net revenues                                                                 28,739         19,844

EXPENSES

   Salaries, general and administrative                                                5,086          2,415
   Management fees to affiliate                                                        2,309          2,069
                                                                                   ---------       ---------
         Total expenses                                                                7,395          4,484
                                                                                   ---------      ---------

NET EARNINGS                                                                         $21,344        $15,360
                                                                                   =========     ==========


EARNINGS PER SHARE                                                                   $  0.42       $   0.36
                                                                                   =========     ==========

Weighted average shares outstanding                                               51,291,755     43,105,573

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                                 Three Months Ended March 31,
                                                                             -------------------------------------
                                                                                  1997                   1996
                                                                             --------------         --------------
Cash flows from operating activities:
 Net earnings                                                                    $ 21,344               $ 15,360
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization and depreciation                                                   6,433                  5,510
    Provision for loan losses                                                       3,900                  2,403
    Equity in earnings of Indy Mac                                                 (4,257)                (3,546)
  Purchases of mortgage loans held for sale, net of repayments                   (916,462)            (1,094,540)
  Principal repayments and proceeds from sale of mortgage loans                   767,742                993,839
  Purchases of manufactured housing loans held for sale, net of repayments        (34,566)                  (581)
  Investment in mortgage securities classified as trading, net                     (1,359)                     -
  Change in accrued assets and liabilities                                          4,639                  1,389
                                                                             --------------         --------------
  Net cash provided by (used in) operating activities                            (152,586)               (80,166)

Cash flows from investing activities:
 Collateral for CMOs:
  Principal payments on collateral                                                  7,582                 10,746
  Net change in GICs held by trustees                                                 197                   (644)
                                                                             --------------         --------------
                                                                                    7,779                 10,102

 Purchases of mortgage loans held for investment                                 (276,309)                     -
 Net increase in construction loans receivable                                   (120,734)               (31,865)
 Investment in mortgage securities available for sale, net of repayments           (3,115)                     -
 Purchases of manufactured housing loans held for investment, net of repayme         (641)                     -
 Principal payments on mortgage loans held for investment                          87,914                102,123
 Net increase (decrease)  in revolving warehouse lines of credit                   53,596                (15,145)
 Advances to Indy Mac, net of cash repayments                                       6,817                 (7,558)
 Change in other assets                                                             (6883)                 1,430
                                                                             --------------         --------------
    Net cash provided by (used in) investing activities                          (251,576)                59,087

Cash flows from financing activities:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                                  -                146,931
  Principal payments on securities                                                 (7,913)               (10,400)
                                                                             --------------         --------------
                                                                                   (7,913)               136,531

 Net increase (decrease) in repurchase agreements and other credit facilitie      370,837               (126,865)
 Net proceeds from issuance of common stock                                        50,503                 24,245
 Cash dividends paid                                                              (20,528)               (14,997)
 Change in other liabilities                                                        2,472                 (2,449)
                                                                             --------------         --------------
    Net cash provided by financing activities                                     395,371                 16,465
                                                                             --------------         --------------
Net decrease in cash and cash equivalents                                          (8,741)                (4,614)
Cash and cash equivalents at beginning of period                                   12,450                  8,049
                                                                             --------------         --------------
Cash and cash equivalents at end of period                                       $  3,709               $  3,435
                                                                             ==============         ==============

 Supplemental cash flow information:
    Cash paid for interest                                                        $42,262                $38,338
                                                                             ==============         ==============

 Supplemental disclosure of non-cash activity:
    During the first quarter of 1996, $154.6 million of mortgage loans held for investment were transferred to collateral for CMOs in 1996 in association with the issuance of a CMO.

The accompanying notes are an integral part of these statements.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of CWM Mortgage Holdings, Inc. and its qualified REIT subsidiaries ("CWM"). The mortgage loan conduit operations are primarily conducted through Independent National Mortgage Corporation, Inc. ("Indy Mac"), a taxable corporation, which is not consolidated with CWM for financial reporting purposes. CWM owns all of the preferred stock and a 99% economic interest in Indy Mac. CWM's investment in Indy Mac is accounted for under a method similar to the equity method. In addition, Indy Mac is not consolidated for income tax purposes. As used herein, the "Company" includes CWM and Indy Mac and their respective subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation of CWM. Certain reclassifications have been made to the financial statements for the period ended March 31, 1996 to conform to the March 31, 1997 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in CWM's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - ALLOWANCE FOR CREDIT LOSSES

During the three months ended March 31, 1997, CWM added $3.9 million to its allowance for credit losses. The allowance for credit losses totaled $17.5 million at March 31, 1997, and includes reserves for mortgage loans held for investment, construction loans, warehouse lines of credit and CMO collateral in the amounts of $13.2 million, $2.7 million, $1.4 million and $200,000, respectively. CWM recorded chargeoffs of $1.7 million and $23,000 during the three months ended March 31, 1997 and 1996, respectively.

NOTE C - MORTGAGE SECURITIES

Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only and interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of excess master servicing fees sold by Indy Mac to CWM and subsequently securitized by CWM, which are classified and accounted for as available for sale, and also include securitized master servicing fees acquired by CWM in connection with the securitization of mortgage loans held for sale by Indy Mac, which are classified and accounted for as trading securities. Contractual maturities on the mortgage securities range from 10 to 30 years.

Following is the estimated fair value of CWM's mortgage securities as of March 31, 1997 and December 31, 1996:

                                                                              Gross                  Gross              Estimated
                                                   Amortized               Unrealized              Unrealized             Fair
                                                      Cost                    Gains                  Losses               Value
    (Dollars in thousands)                            ----                    -----                  ------               -----
---------------------------------------------------------------------------------------------------------------------------------
March 31, 1997
   Securitized Master Servicing Fees                $ 24,747                   $    -                $      -            $ 24,747
   Other Mortgage Securities                           7,306                        -                       -               7,306
                                                    --------                   ------                --------            --------
       Total Trading                                  32,053                        -                       -              32,053

   Securitized Master Servicing Fees                  83,933                    2,293                  (6,747)             79,479
   Other Mortgage Securities                         121,597                    1,674                    (549)            122,722
                                                    --------                   ------                --------            --------
       Total Available for sale                      205,530                    3,967                  (7,296)            202,201

                                                    --------                   ------                --------            --------
           Total                                    $237,583                   $3,967                $ (7,296)           $234,254
                                                    ========                   ======                ========            ========

December 31,1996
   Securitized Master Servicing Fees                $ 25,570                   $    -                $      -            $ 25,570
   Other Mortgage Securities                           7,439                        -                       -               7,439
                                                    --------                   ------                --------            --------
       Total Trading                                  33,009                        -                       -              33,009

   Securitized Master Servicing Fees                  87,459                    1,157                 (10,486)             78,130
   Other Mortgage Securities                         118,482                    2,206                     (47)            120,641
                                                    --------                   ------                --------            --------
       Total Available for sale                      205,941                    3,363                 (10,533)            198,771

                                                    --------                   ------                --------            --------
           Total                                    $238,950                   $3,363                $(10,533)           $231,780
                                                    ========                   ======                ========            ========

As of March 31, 1997, all of CWM's mortgage securities were pledged to secure repurchase borrowings totaling $189 million.

NOTE D - INVESTMENT IN INDY MAC (Unaudited)
-------------------------------------------

Summarized financial information for Indy Mac  follows (in thousands).

                                                                     March 31, 1997       December 31, 1996
                                                                     --------------------------------------
Loans held for sale, net                                                   $100,037                $ 86,962
Mortgage securities                                                         591,977                 541,672
Master servicing fees receivable                                             44,089                  44,239
Other assets                                                                 38,435                  38,232
                                                                     --------------------------------------
    Total assets                                                           $774,538                $711,105
                                                                     ======================================

Repurchase agreements and other credit facilities                          $545,126                $496,052
Due to CWM                                                                  123,337                 130,153
Accounts payable and accrued liabilities                                     53,571                  44,243
Shareholders' equity                                                         52,504                  40,657
                                                                     --------------------------------------
    Total liabilities and
        shareholders' equity                                               $774,538                $711,105
                                                                     ======================================

                         -------------------------------------------------------



                                                               Quarter ended
                                                                 March 31,
                                                          ------------------------
                                                             1997          1996
                                                          ------------------------
                                                                     (as adjusted)
Interest income
   Loans held for sale                                    $ 1,528          $ 1,478
   Mortgage securities                                     10,207            9,223
   Master servicing fees receivable, net                    1,988              746
                                                          ------------------------
          Total interest income                            13,723           11,447

Interest expense                                           10,727            8,742
                                                          ------------------------

          Net interest income                               2,996            2,705

Gain on sale of loans and securities                       16,510            8,881
Other                                                         332              248
                                                          ------------------------
          Net revenues                                     19,838           11,834

Salaries, general and administrative expense               11,293            5,566
Management fees to affiliate                                  757              443
                                                          ------------------------
         Total  expenses                                   12,050            6,009
                                                          ------------------------
Earnings before income tax provision                        7,788            5,825
Income tax provision                                        3,281            2,545
                                                          ------------------------

Net earnings                                              $ 4,507          $ 3,280
                                                          ========================

Allowance for Credit Losses.   Indy Mac's allowance for credit losses related to
loans held for sale totaled $1.3 million at March 31, 1997. Indy Mac recorded chargeoffs of $436,000 and $18,000 during the three months ended March 31, 1997 and 1996, respectively.

Mortgage Securities. Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only and interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of securitized master servicing fees retained in connection with the securitization of mortgage loans held for sale. Indy Mac restated its 1996 financial statements to classify and account for certain subordinated securities, principal-only and interest-only securities retained in connection with Indy Mac's securitization activities as trading in, accordance with SFAS No. 115.

Indy Mac reclassified its portfolio of principal-only securities, totaling $63 million, from available for sale to trading securities during the quarter ended March 31, 1997. The gross unrealized holding losses associated with these principal-only securities was $15 million, net of tax, at the time of transfer, which was recognized in gain on sale of loans and securities.

-------------------------------------------------------

Contractual maturities on the mortgage securities range from 10 to 30 years. Following is the estimated fair value of Indy Mac's mortgage securities as of March 31, 1997 and December 31, 1996:

                                                                              Gross                 Gross             Estimated
                                                   Amortized               Unrealized             Unrealized            Fair
                                                      Cost                    Gains                 Losses              Value
    (Dollars in thousands)                            ----                    -----                 ------              -----
---------------------------------------------------------------------------------------------------------------------------------
March 31, 1997
       Securitized Master Servicing Fees             $241,497                  $    -               $      -           $241,497
       Other Mortgage Securities                      264,854                       -                      -            264,854

                                                     --------                  ------               --------           --------
            Total Trading                             506,351                       -                      -            506,351

       Other Mortgage Securities Available for sale    87,647                     626                 (2,647)            85,626

                                                     --------                  ------               --------           --------
                 Total                               $593,998                  $  626               $ (2,647)          $591,977
                                                     ========                  ======               ========           ========

December 31,1996
       Securitized Master Servicing Fees             $209,190                  $    -               $      -           $209,190
       Other Mortgage Securities                      199,676                       -                      -            199,676
                                                     --------                  ------               --------           --------
            Total Trading                             408,866                       -                      -            408,866

       Other Mortgage Securities Available for sale   147,482                   2,815                (17,491)           132,806

                                                     --------                  ------               --------           --------
                 Total                               $556,348                  $2,815               $(17,491)          $541,672
                                                     ========                  ======               ========           ========

During the quarter ended March 31, 1997, Indy Mac sold mortgage securities classified as available-for-sale with an amortized cost of $20.4 million (based upon specific identification) for proceeds of $20.5 million, resulting in gross realized gains of $92,000. There were no realized losses during the three months ended March 31, 1997. For the three month period ended March 31, 1996, Indy Mac sold mortgage securities available-for-sale with an amortized cost of $22.5 million for proceeds of $26.7 million, resulting in a gross realized gain of $4.2 million. There were no realized losses during the three months ended March 31, 1996. The estimated fair value as of March 31, 1997 in the above table reflects increases in market interest rates during the first three months of 1997.

As of March 31, 1997, all of Indy Mac's mortgage securities were pledged to secure repurchase borrowings totaling $413 million.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which will be effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding, while diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. Management does not expect CWM's basic EPS or diluted EPS as measured under SFAS No. 128 to be materially different than CWM's primary EPS as measured under APB Opinion 15.

NOTE F - SUBSEQUENT EVENTS

On November 4, 1996, CWM and CCI announced that they reached a preliminary Agreement and Plan of Merger whereby CWM will acquire all of the outstanding stock of its manager, Countrywide Asset Management Corporation ("CAMC"), from CCI in exchange for 3.6 million new shares of common stock of CWM (subject to certain adjustments). Subsequent to December 31, 1996, the Agreement and Plan of Merger, and a related Registration Rights Agreement were approved by the boards of directors of both CWM and CCI and executed and delivered by the respective parties thereto. If the transaction is consummated, CAMC will be merged into CWM, and CWM will become a self-managed REIT. Assuming receipt of regulatory approvals, the merger will be presented to CWM's shareholders for final approval pursuant to a definitive proxy statement.

On April 23, 1997, the Board of Directors declared a cash dividend of $0.42 per share to be paid on June 2, 1997 to shareholders of record on May 2, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

CWM Mortgage Holdings, Inc. was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "CWM" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and Indy Mac and its subsidiaries, which are not consolidated with CWM for financial reporting or tax purposes.

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators, including subprime mortgage loans (i.e., "A- through D paper" mortgages). The Company and its sellers negotiate whether such sellers will retain, or the Company will purchase the rights to service the mortgage loans delivered by such sellers to the Company. All loans purchased by CWM, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to Indy Mac at the same price at which the loans were acquired by CWM. At present, Indy Mac does not purchase any loans from entities other than CWM. Additionally, conduit operations include the purchase or origination, securitization and sale of consumer and mortgage loans secured by manufactured housing.

The Company's principal sources of income from its conduit operations are gains recognized on the sale or securitization of loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and master servicing fee income.

In addition to its conduit operations, the Company earns fee income and net interest income through its construction and warehouse lending programs and its investment portfolio of mortgage and manufactured housing loans and mortgage securities. The construction lending operation consists of two distinct divisions: (i) the Builder Division, which provides subdivision construction, builder custom home, model home, land acquisition and development and certain condominium loan financing on a nationwide basis to builders, and (ii) the Consumer Division, which provides construction-to-permanent, home improvement and residential lot financing to individual borrowers who wish to construct or remodel their principal or secondary residences. The Company's warehouse lending operation provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans.

FINANCIAL CONDITION

CONDUIT OPERATIONS: During the first three months of 1997, CWM purchased $1.2 billion of non-conforming mortgage loans, including $47 million of subprime mortgage loans. In addition, the Company purchased $39 million of manufactured housing loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through Indy Mac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through CWM, invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During the first three months of 1997, Indy Mac sold $732 million of its prime mortgage loans through the issuance of three series of multiple-class MBS in the form of REMIC securities and two whole loan sales. There were no subprime or manufactured housing loan securitizations or loan sales during the first quarter of 1997. At March 31, 1997, the Company had committed to purchase $608.4 million of mortgage loans from various mortgage originators. The Indy Mac master servicing portfolio at March 31, 1997 had an aggregate outstanding principal balance of $11.4 billion with a weighted average coupon of 8.51%.

MORTGAGE LOANS HELD FOR INVESTMENT:   CWM's $1.5 billion portfolio of mortgage
loans held for investment at March 31, 1997 consisted of $1.1 billion of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods, $288.2 million of mortgage loans which have a fixed rate for a period of three to ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually, and $125.2 million of fixed-rate mortgage loans. The weighted average coupon of mortgage loans held for investment by CWM at March 31, 1997 was 8.44%. CWM finances mortgage loans held for investment with repurchase agreements and other credit facilities which reprice at intervals ranging from overnight to two months as of March 31, 1997. CWM also utilizes interest rate swap agreements to manage interest rate exposure on its portfolio of mortgage loans held for investment. The allowance for losses related to mortgage loans held for investment totaled $13.2 million at March 31, 1997. Chargeoffs related to mortgage loans held for investment totaled $1.6 million for the three months ended March 31, 1997.

CONSTRUCTION LENDING OPERATIONS: At March 31, 1997, CWM's Builder Division had commitments to fund construction loans of $863 million with outstanding principal balances of $434 million. The Consumer Division had commitments to fund construction-to-permanent and home improvement loans of $242 million at March 31, 1997 with outstanding principal balances of $147 million. The allowance for losses related to construction loans totaled $2.7 million at March 31, 1997. Chargeoffs totaled $70,000 related to construction loans during the three months ended March 31, 1997. The Company had outstanding borrowings under a revolving credit facility totaling $274 million at March 31, 1997 associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS: At March 31, 1997, CWM had extended commitments to make warehouse and related loans in an aggregate amount of $730 million, of which $197 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $1.4 million at March 31, 1997. There were no chargeoffs against such allowance during the three months ended March 31, 1997. Repurchase agreements associated with CWM's financing of these warehouse lines of credit totaled $170 million at March 31, 1997.

CMO PORTFOLIO: As of March 31, 1997, the CMO Portfolio was comprised of 11 series of CMOs. Collateral for CMOs decreased to $280 million at March 31, 1997 from $289 million at December 31, 1996. This decrease of $8.7 million is primarily the result of repayments (including prepayments and premium and discount amortization) of $7.6 million, a decrease in guaranteed investment contracts ("GICs") held by trustees of $197,000 and a decrease in accrued interest receivable of $900,000. The fair value of the collateral for CMOs totaled $281 million and $282 million at March 31, 1997 and December 31, 1996, respectively. CWM's CMOs outstanding decreased to $256 million at March 31, 1997 from $264 million at December 31, 1996. This decrease of $8.0 million resulted from principal payments and discount amortization on CMOs of $7.6 million and a decrease in accrued interest payable on CMOs of $434,000.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

NET EARNINGS: CWM's net earnings were $21.3 million or $0.42 per share, based on 51,291,755 weighted average shares outstanding for the quarter ended March 31, 1997, compared to $15.4 million or $0.36 per share, based on 43,105,573 weighted average shares outstanding for the quarter ended March 31, 1996.

The increase of $6.0 million in first quarter earnings resulted primarily from an increase in net interest income of $8.6 million and an increase of $711,000 in equity in earnings from Indy Mac, offset by an increase of $2.7 million, $1.5 million and $240,000 in salaries, general and administrative expenses, the provision for loan losses and management fees, respectively.

INTEREST INCOME:   Total interest income was $75.2 million for the quarter ended
March 31, 1997 and $59.0 million for the quarter ended March 31, 1996. The increase in interest income of $16.2 million is primarily due to increases in interest earnings on construction loans, manufactured housing loans, mortgage loans held for sale, advances to Indy Mac and mortgage securities of $10.2 million, $2.9 million, $1.2 million, $937,000, and $856,000, respectively, offset by a decrease of $148,000 in interest income earned on mortgage loans held for investment.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $26.9 million and $27.1 million, resulting in effective yields of 8.05% and 8.48%, for the quarters ended March 31, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $1.4 billion for the first quarter of 1997 from $1.3 billion during the first quarter of 1996.

Interest income earned on mortgage loans held for sale totaled $15.2 million and $14.0 million, resulting in effective yields of 8.69% and 8.68%, for the quarters ended March 31, 1997 and 1996, respectively. The average outstanding balance of such loans rose to $708.3 million for the quarter ended March 31, 1997 from $647.4 million for the quarter ended March 31, 1996.

Interest income on manufactured housing loans totaled $2.9 million during the three months ended March 31, 1997 at an effective yield of 10.07%. The Company completed its first purchase of manufactured housing loans during March of 1996. Accordingly interest income on these loans was immaterial for the quarter ended March 31, 1996.

Interest income on construction loans totaled $14.7 million and $4.5 million, with interest earned at effective yields of 12.75% and 12.58%, for the quarters ended March 31, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $467.9 million during the first quarter of 1997 from $143.4 million during the first quarter of 1996.

Interest income on collateral for CMOs was $5.4 million and $5.3 million for the quarters ended March 31, 1997 and 1996, respectively. The increase was primarily attributable to an increase in the effective yield earned on the collateral for CMOs to 7.77% in the first quarter of 1997 from 7.45% in the first quarter of 1996, offset by a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $281 million for the quarter ended March 31, 1997 compared to $288 million for the quarter ended March 31, 1996. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio, the delay in the receipt of prepayments and the temporary investment of cash payments in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only and interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of excess master servicing fees sold by Indy Mac to CWM and subsequently securitized by CWM, which are classified and accounted for as available for sale, and also include securitized master servicing fees acquired by CWM in connection with the securitization of mortgage loans held for sale by Indy Mac which are classified and accounted for as trading securities. Net income related to mortgage securities totaled $3.3 million during the first quarter of 1997 as compared to $2.5 million for the first quarter of 1996.

The value of securitized master servicing fees or other interest-only securities tend to decline as market interest rates decline and prepayment rates increase. Accordingly, the yield on such investments could decline considerably as a result of rapid actual or projected future prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios the Company would not recoup its initial investment in such assets.
In such circumstances, the Company would write down its securitized master servicing fees available for sale so that the remaining asset does not exceed the estimated present value of future net master servicing income.

Interest income earned on revolving warehouse lines of credit totaled $4.0 million and $3.8 million, at effective yields of 9.15% and 8.71%, for the quarters ended March 31, 1997 and 1996, respectively.

INTEREST EXPENSE: For the quarters ended March 31, 1997 and 1996, total interest expense was $48.1 million and $40.5 million, respectively. This increase in interest expense of $7.6 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $8.0 million, offset by a decline in interest expense related to CMOs of $405,000.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $41.6 million for the quarter ended March 31, 1997, compared to $33.5 million for the quarter ended March 31, 1996. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $2.9 billion for the quarter ended March 31, 1997 compared to $2.1 billion for the quarter ended March 31, 1996. Such increase was offset, in part, by a decrease in the weighted average effective rate applicable to such indebtedness to 5.90% for the quarter ended March 31, 1997 from 6.37% for the quarter ended March 31, 1996.

Interest expense on senior unsecured notes totaled $1.4 million for each of the periods ending March 31, 1997 and 1996, resulting in effective rates of 9.22% and 9.22% for the first quarter of 1997 and 1996, respectively.

Interest expense on CMOs was $5.2 million and $5.6 million for the quarters ended March 31, 1997 and 1996, respectively. This decrease was primarily attributable to an decrease in average aggregate CMOs outstanding to $259.2 million for the quarter ended March 31, 1997 from $263.6 million for the quarter ended March 31, 1996, combined with a decrease in the effective rate on the CMOs to 8.14% in the first quarter of 1997 from 8.56% in the first quarter of 1996.

EQUITY IN EARNINGS OF INDY MAC: The 1997 first quarter earnings of $4.5 million for Indy Mac, in which CWM has a 99% economic interest, resulted principally from net interest income of $3.0 million and gain on sale of mortgage loans and securities of $16.5 million, offset by salaries, general and administrative expenses of $11.3 million; management fees of $757,000; and income taxes of $3.3 million. Additionally, Equity in Earnings of Indy Mac, in CWM's consolidated statement of earnings, was adjusted during the first quarter by $205,000 to reflect the cumulative effect on Indy Mac's earnings through December 31, 1996 of Indy Mac's restatement of its financial statements for its portfolio of mortgage securities retained in connection with the securitization of loans from both available for sale and held to maturity to trading securities. Because the effect of these changes was not material to CWM's earnings, CWM did not restate its earnings at December 31, 1996.

During the first quarter of 1996, Indy Mac's earnings totaled $3.3 million which resulted principally from net interest income of $2.7 million and gain on sale of mortgage loans and securities of $8.9 million, offset by salaries, general and administrative expenses of $5.6 million, management fees of $443,000 and income taxes of $2.5 million.

Indy Mac's interest income related to mortgage securities consist of mortgage derivative products including subordinated securities, principal-only and interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of securitized master servicing fees retained in connection with the securitization of mortgage loans held for sale. Net gains related to mortgage securities totaled $10.2 million during the first quarter of 1997 compared to $9.2 million during the first quarter of 1996.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $2.7 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily the result of the increased personnel and expenses required to support the growth in the operations of CWM and its qualified REIT subsidiaries.

MANAGEMENT FEES: For the three months ended March 31, 1997, management fees paid to CAMC were $2.3 million compared to $2.1 million for the three months ended March 31, 1996. The increase in the management fees was primarily due to an increase in incentive compensation for CAMC for the first quarter of 1997, directly related to the increase in CWM's earnings in comparison to the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMOs, repurchase agreements, bank debt, other borrowings and common stock to meet its liquidity requirements. In addition, in connection with its mortgage conduit operations, Indy Mac issues REMIC securities from time to time to help meet such requirements.

The Company has established a revolving financing facility with Merrill Lynch, Pierce, Fenner & Smith Inc. and certain of its affiliates, in an aggregate principal amount of $1 billion. The facility is committed for a period of at least two years from its date of execution and currently permits the Company to finance its mortgage conduit, mortgage portfolio, warehouse lending, consumer construction lending and manufactured housing lending assets and operations. This facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

The Company has entered into a repurchase facility with Nomura Asset Capital Corporation in an aggregate principal amount of $300 million. This financing facility is currently under renegotiation to renew and carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

The Company has entered into a repurchase facility with Lehman Commercial Paper, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed until May 23, 1997, and currently permits the Company to finance certain mortgage loan assets. This repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

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

The Company has from time to time raised additional capital through secondary public offerings. Since the inception of its new business plan in 1993, the Company has raised a total of $205 million in connection with such secondary offerings. The Company also raises new equity capital primarily through the optional cash payment feature of its Dividend Reinvestment Plan. During the first quarter of 1997 the Company raised $50 million through such Dividend Reinvestment Plan. During 1996 and 1995, the Company raised $133 million and $25 million, respectively, through such Dividend Reinvestment Plan.

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

The Company's liquidity and its ability to raise working capital has generally improved during recent periods, and management believes that the Company's cash flow from operations and the Company's existing debt and equity financing arrangements are sufficient to meet the Company's current short-term liquidity requirements. To the extent the Company possesses working capital in excess of its current liquidity requirements, such working capital is as a general matter utilized to repay borrowings under those tranches of the Company's lines of credit which carry higher rates of interest, which borrowings would typically remain available for reborrowing by the Company pursuant to the terms and conditions of the applicable credit facility.

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

CASH FLOWS

Operating Activities - In the three months ended March 31, 1997, the Company's operating activities required cash of approximately $153 million in comparison to $80 million for the three months ended March 31, 1996. The primary operating activity for which cash was used during the three months ended March 31, 1997 was the acquisition of mortgage loans and manufactured housing loans held for sale.

Investing Activities - The primary investing activity for which cash was used during the three months ended March 31, 1997 was the funding of construction loans receivable and acquisition of mortgage loans held for investment. Net cash used in investing activities totaled $252 million for the three months ended March 31, 1997 compared to a net cash provided by investing activities of $59 million for the three months ended March 31, 1996.

Financing Activities - Net cash provided by financing activities amounted to $395 million for the three months ended March 31, 1997 compared to $16 million for the three months ended March 31, 1996. The increase in cash provided by financing activities was primarily the result of new borrowings under repurchase agreements and other credit facilities and proceeds of common stock issuances pursuant to the Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 1997.

EFFECT OF INTEREST RATE CHANGES

Due to the characteristics of certain of the financial assets and liabilities of the Company, and the nature of the Company's business activities, the Company's financial position and results of operations may be affected by changes in market interest rates. With respect to its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company caused by changes in interest rates. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values are expected to move inversely to each other in response to movements in market interest rates. However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in every interest rate environment.

Financial assets of the Company that tend to increase in value as interest rates increase, and decline in value as interest rates decrease, include securitized master servicing and master servicing fees receivable. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore results in higher implicit yields. As of March 31, 1997, CWM and Indy Mac on a combined basis held $390 million of securitized master servicing fees and master servicing fees receivable. Of the $390 million aggregate amount, $266 million of such assets are classified as trading securities in accordance with the requirements of SFAS 115 since they were acquired in connection with the securitization of loans held for sale by Indy Mac.

Financial instruments of the Company that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, include fixed rate subordinated securities, principal-only securities and inverse-floater securities. Similar to the securitized master servicing fees, the principal-only and inverse floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return. If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only and inverse-floater security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and inverse floater security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by the Company and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to any increases in market interest rates. As of March 31, 1997, CWM and Indy Mac on a combined basis held $395 million of fixed and adjustable rate mortgage securities, principal-only and inverse floater securities. Of the $395 million aggregate amount, $272 million of such securities are classified as trading securities.

In addition to the inherent risks in seeking to manage fluctuations in the value of certain assets due to interest rate changes, there may be timing differences in the recognition of the offsetting effects of gains and losses which are attributable to specific instruments depending upon whether a security is classified as trading or available for sale. The unrealized holding gains and losses on trading securities are recognized in earnings of the period for the reporting entity. By comparison, the unrealized holding gains and losses of securities available for sale are excluded from earnings of the reporting entity and included as a separate component of shareholders' equity. Therefore, to the extent that the Company is required under GAAP to classify certain securities as trading, such identification and the resulting accounting could cause additional volatility in the Company's future reported earnings in periods where interest rates fluctuate.

The Company is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company's mortgage conduit operations, or financed through the Company's construction and warehouse lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher mortgage payments.

The Company's liquidity position and net interest income could also be adversely impacted by significant interest rate fluctuations. Each of the Company's collateralized borrowing facilities described above in Liquidity and Capital Resources permit the lender thereunder to require the Company to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In the event of such a decrease in collateral values, it could be necessary for the Company to provide additional funds and/or pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other debt securities. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's "spread income" on such assets and thus reduce the Company's earnings.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits
         --------

         10.1      Second Amendment to 1996 Amended and Extended Management Agreement dated as of April 28, 1997 between CWM Mortgage Holdings, Inc. and Countrywide Asset
                   Management Corporation.

         10.2      First Amendment to 1996 Amended and Extended Loan Purchase and Administrative
                   Services Agreement dated as of April 28, 1997 between CWM Mortgage Holdings,
                   Inc. and Countrywide Home Loans, Inc.

         10.3      First Amendment to Employment Agreement dated as of April 1, 1997 between
                   Countrywide Asset Management Corporation and Michael W. Perry.

         27        Financial Data Schedule

         Reports on Form 8-K.
         --------------------

            None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 15, 1997.



                         CWM MORTGAGE HOLDINGS, INC.

                         By:    /s/Michael W. Perry
                              ----------------------------------------
                              Michael W. Perry
                              Executive Vice President and Chief
                              Operating Officer


                         By:    /s/James P. Gross
                              ----------------------------------------
                              James P. Gross
                              Senior Vice President and Chief Financial Officer