Form 10-K405/A
period 1996-12-31
CWM MORTGAGE HOLDINGS INC
filed 1997-05-20
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ____________
                                  FORM 10-K/A

                                    MAY 1997

                                 AMENDMENT # 2

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

                      DOCUMENTS INCORPORATED BY REFERENCE

PROXY STATEMENT FOR THE 1996 ANNUAL MEETING---PART III
1996 ANNUAL REPORT---PART IV

                          CWM MORTGAGE HOLDINGS, INC.

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                        ---------
                                             PART I

ITEM    1.      BUSINESS                                                                   1

ITEM    2.      PROPERTIES                                                                 13

ITEM    3.      LEGAL PROCEEDINGS                                                          13

ITEM    4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        14

                                             PART II

ITEM    5.      MARKET FOR THE COMPANY'S STOCK
                        AND RELATED SECURITY HOLDER MATTERS                                14

ITEM    6.      SELECTED FINANCIAL DATA                                                    15

ITEM    7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                          16
                        CONDITION AND RESULTS OF OPERATIONS

ITEM    8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                28

ITEM    9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                       28

                                            PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                         29

ITEM    11.     EXECUTIVE COMPENSATION                                                     29

ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                                   29
                        OWNERS AND MANAGEMENT

ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             29

                                            PART IV

ITEM    14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K                                                30

                                     PART 1
                                     ------

ITEM 1.   BUSINESS
------------------

GENERAL
-------

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

PURCHASE COMMITMENT PROCESS
---------------------------

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

Following the issuance of specific rate-locks related to mortgage loans held for sale, Indy Mac is subject to the risk of interest rate fluctuations with respect to the contractual rate of interest on such loans, and will enter into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, mandatory forward sales or financings using REMICs, mandatory or optional sales of futures and other financial futures transactions. See "Securitization Process." The nature and quantity of hedging transactions will be determined by management based on various factors, including market conditions, the expected or contracted volume of mortgage loan purchases and the product types or coupon rates to be purchased. In addition, the Company will not engage in any financial futures transaction unless the Company or Countrywide Asset Management Corporation ("CAMC"), as appropriate, would be exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions thereof.

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

With respect to the Company's portfolio of jumbo and nonconforming adjustable-rate loans and manufactured housing loans, the Company generally utilizes forward sales of Treasury futures to hedge against the effects of interest rate fluctuations. Although Treasury futures may protect the Company's adjustable-rate loan and manufactured housing loan portfolios against fluctuations of short-term interest rates, such hedging activities may not always result in precise inverse correlation to changes in the values of the underlying loans. The lack of exact inverse correlation is due to such factors as changes in the relative pricing discount between mortgage or asset backed securities and Treasury securities, differences between the applicable adjustable-rate index and the underlying Treasury security and perceived credit risks in the whole loan market. To the extent any changes in the value of the instruments used to hedge the risk of interest rate fluctuations do not inversely correlate precisely to the risks affecting the value of the Company's adjustable rate mortgage loan and manufactured housing loan portfolios, the financial performance of the Company could be negatively or positively impacted.

The Company's decision to form REMICs or CMOs or sell whole loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and may eliminate or minimize any long-term residual investment by the Company in such loans, depending on the extent to which the Company decides to retain residual or other interests. REMIC securities typically consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the mortgage loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing the Company to sell its entire interest in the mortgage loans. As a result, in some cases the capital originally invested in the mortgage loans by the Company may be redeployed in the mortgage conduit operations. The Company may also retain regular and residual interests on a short-term or long-term basis. The creation of REMIC securities through Indy Mac is the Company's preferred method of securitizing mortgage loans, because this method provides the maximum flexibility in structuring securities for sale to the broadest group of investors and may permit the redeployment of a portion of the capital of the Company. Beginning in the third quarter of 1993, the Company began issuing all of its REMIC securities utilizing a shelf registration statement established by CWMBS, Inc., a wholly owned limited purpose finance subsidiary of CCI. Neither CWMBS, Inc. nor CCI derived any financial benefit from such issuances, other than recoupment of a portion of the allocable costs of establishing and maintaining the shelf registration.

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

Combined construction-to-permanent loans, home improvement loans and lot loans are originated by Indy Mac's sellers or directly by CWM to borrowers who wish to construct or remodel their residences or purchase lots for future construction of residences. CLCA's Consumer Lending Division assists CWM in the purchase of such loans and administers the construction draws. Under these programs, all loans are prior- approved and underwritten to the Company's standard guidelines for borrower qualifications, as well as other detailed criteria. Criteria for the permanent loans are similar to those applied by Indy Mac to loan purchases generally. In general the maximum construction-to-permanent loan size is $3 million. The Company has assumed a certain degree of credit risk in relation to its construction lending activities. See "Credit Risk" below.

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

MANUFACTURED HOUSING

The Manufactured Housing Division of Indy Mac was established in December 1995 to provide financing to consumers who are purchasing or refinancing a new or used manufactured home. This division solicits business through established dealer networks, brokers, "in-park" marketing activities and direct and consumer marketing in addition to the Company's National Sales force. The Manufactured Housing Division operates currently from two regional offices in San Diego and Houston with an additional regional office scheduled to open in Atlanta in April 1997.

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

As of December 31, 1996, the company had accumulated $17.0 million in loan loss reserves associated with the mortgage loans owned by both CWM and Indy Mac, and net charge-offs from inception to date totaling $2.7 million. In addition, the company suspends the accrual of income on mortgage loans 90 days or greater past due where full collectibility is in doubt.

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

RELATIONSHIPS WITH COUNTRYWIDE ENTITIES

CWM and CCI are each publicly-traded companies whose shares of common stock are listed on the New York Stock Exchange. The Company currently utilizes the mortgage banking experience, management expertise and resources of CCI, CAMC and CHL in conducting the Company's mortgage conduit, construction lending, warehouse lending and manufactured housing lending operations. CAMC and CHL are both wholly owned subsidiaries of CCI. CCI directly or indirectly owns approximately 2.2% of the Common Stock of CWM, although when the merger transaction described above is consummated, CCI would own approximately 8.8% of the common stock of CWM. In addition, a number of directors and officers of CWM and Indy Mac also serve as Directors and/or officers of CCI, CAMC and/or CHL. See "Item 13, Certain Relationships and Related Transactions." CHL owns all of the outstanding voting common stock and a 1% economic interest in Indy Mac, and CWM owns all of the outstanding non-voting preferred stock and a 99% economic interest in Indy Mac.

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

The GSEs have made and will continue to make significant technological and economic advances to broaden their customer bases. There has been much debate and discussion in Congress and in the news media as to the proper role of these agencies. If the GSEs contract or expand, there may be a positive or negative impact on the Company's conduit operations. The Company seeks to address these competitive pressures by making a strong effort to maximize its use of technology, by diversifying into other lines of business that are less impacted by GSEs and by operating in a more cost-effective manner compared to its competitors, but there can be no assurance that these efforts will succeed.

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



                      1996                 1995               Dividends Declared
                 -----------------------------------------------------------------------
                    High ($)   Low ($)   High ($)   Low ($)          1996          1995
                 -----------------------------------------------------------------------
First Quarter            18    14 3/4     10 3/4     8 1/2           0.36          0.27

Second Quarter       18 3/4    14 3/4     12 7/8    10 3/8           0.37          0.30

Third Quarter        20 1/2    16 1/8         14    11 3/4           0.39          0.33

Fourth Quarter       21 7/8        19     17 1/4    12 3/4           0.40          0.35
---------------------------------------------------------------------------------------

As of February 12, 1997, 51,318,778 shares of CWM Mortgage Holdings, Inc.'s common stock were held by 3,445 shareholders of record.

Shareholders can reinvest their cash dividends in additional shares of the CWM's common stock at 99 percent (subject to change) of the average high and low market prices on the investment date, as defined in the Plan.

Shareholders may also purchase additional shares of CWM's common stock through the cash investment option at 97 percent (subject to change) of the average high and low market prices for the 12 days preceding the investment date, as defined in the Plan.

Investors not yet participating in the Plan, as well as brokers and custodians who hold CWM common stock for clients, can get a Prospectus relating to the Plan by writing to the Company's transfer agent or Investor Relations department as noted above.

ITEM 6.   SELECTED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                                                   December 31,
                                                         -----------------------------------------------------------------
                                                             1996         1995          1994          1993         1992
                                                         -----------------------------------------------------------------
SELECTED CONSOLIDATED
STATEMENTS OF EARNINGS DATA
FOR THE YEAR ENDED
 Interest income                                          $   242,303  $   180,465   $    92,119   $    65,504 $   106,070
 Interest expense                                             159,365      131,910        66,700        65,312     107,511
                                                          -----------  -----------   -----------   ----------- -----------
 Net interest income (expense)                                 82,938       48,555        25,419           192      (1,441)
 Provision for loan losses                                     12,991        4,037           500           -            -
 Equity in earnings of Indy Mac                                19,533       13,801         5,624         2,523          -
 Gain on sale of mortgage loans
   and securities                                                 -            -             -             917       9,031
 Other income                                                   2,470        1,427           885           797          -
 Expenses:
 Salaries, general and administrative                          14,202        4,213         2,402         1,549       1,606
 Management fees to affiliate                                   8,761        5,522         1,195           400         997
                                                          -----------  -----------   -----------   ----------- -----------
 Net earnings                                             $    68,987  $    50,011   $    27,831   $     2,480 $     4,987
                                                          ===========  ===========   ===========   =========== ===========

 Earnings per share                                       $      1.51  $      1.25   $      0.86   $      0.13  $     0.36
                                                          ===========  ===========   ===========   =========== ===========

 Dividends declared per share
   for earnings of the period                             $      1.52  $      1.25   $      0.87   $      0.48 $      0.48
 Weighted average
   shares outstanding                                      45,643,885   39,902,680    32,183,850    18,578,307  13,978,683
                                                          ===========  ===========   ===========   =========== ===========

SELECTED CONSOLIDATED
BALANCE SHEET DATA
AT YEAR-END
 Mortgage and manufactured housing
   loans held for investment, net                         $ 1,236,713  $ 1,424,583   $   899,672   $       -   $        -
 Mortgage and manufactured housing
   loans held for sale                                        657,208      409,584       608,240       794,132          -
 Construction loans, net                                      460,546      129,323         6,370           -            -
 Collateral for CMOs                                          289,054      184,111       233,690       402,503     620,411
 Mortgage securities                                          128,080          -             -             -
 Securitized master servicing fees                            103,700      124,975       121,441           -            -
 Revolving warehouse lines of credit, net                     251,032      190,705        69,591        92,058          -
 Total assets                                               3,356,059    2,643,360     1,999,541     1,396,738     714,225

 Short-term borrowings                                      2,531,509    2,037,834     1,534,189       770,334      21,944
 Collateralized mortgage obligations                          264,080      164,760       202,259       365,886     571,857
 Senior unsecured notes                                        59,759       59,649           -             -            -
 Shareholders' equity                                         478,424      362,731       257,917       250,608     119,995

 Number of shares outstanding                              50,200,146   42,413,842    32,281,156    32,020,484  13,980,387
 Book value per share                                     $      9.53  $      8.55   $      7.99   $      7.83 $      8.58

OPERATING DATA
--------------
 Mortgage and manufactured housing
   loans acquired                                         $ 4,185,789  $ 4,186,392   $ 5,985,466   $ 3,420,263 $      -
 Indy Mac master servicing portfolio                       11,131,000    9,419,000     6,818,000     1,977,000        -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

FINANCIAL CONDITION

CONDUIT OPERATIONS: During 1996, CWM purchased $4.1 billion of non-conforming mortgage loans, including $365 million of subprime mortgage loans. In addition, the Company purchased $105 million of manufactured housing loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through Indy Mac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through CWM, invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During 1996, Indy Mac sold $3.5 billion of mortgage loans through the issuance of 16 series of multiple-class MBS in the form of REMIC securities and sold $9.6 million of mortgage loans in the form of a whole loan transaction. At December 31, 1996, the Company was committed to purchase $741 million of mortgage loans from various mortgage originators. The Indy Mac master servicing portfolio at year end had an aggregate outstanding principal balance of $11.1 billion with a weighted average coupon of 8.51%.

CWM and Indy Mac had previously accounted for their portfolios of subordinated securities and securitized master servicing fees, acquired in connection with the securitization of mortgage loans held for sale, as securities available for sale and held to maturity, respectively. Indy Mac has restated its financial statements for each of the three years in the period ended December 31, 1996 to reflect the restatement of such securities as trading securities. The cumulative effect of this change on Indy Mac's earnings for the three years is a net loss of $207,000, and the results of operations for Indy Mac set forth below give effect to this restatement. CWM has restated its financial statements to reclassify and account for certain subordinated securities and securitized master servicing fees acquired in connection with the securitization of mortgage loans held for sale as trading. Other excess master servicing fees sold by Indy Mac to CWM and subsequently securitized by CWM have been reclassified as available for sale. Because the effect of these changes is not material to CWM's earnings, CWM has not restated its earnings for any of the periods presented.


MORTGAGE LOANS HELD FOR INVESTMENT: The $1.2 billion portfolio of mortgage loans held for investment at December 31, 1996 consisted of $871 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $225 million of mortgage loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually; and $126 million of fixed-rate mortgage loans. The weighted average coupon of the mortgage loans held for investment at December 31, 1996 was 8.69%. The Company finances mortgage loans held for investment with repurchase agreements and other credit facilities which had maturities ranging from overnight to five months as of December 31, 1996. The Company, from time to time, also utilizes interest rate swap agreements to help mitigate the interest rate exposure on its portfolio of mortgage loans held for investment. As of December 31, 1996 the national amount of interest rate swaps totaled $200 million. The allowance for losses related to mortgage loans held for investment totaled $11.5 million at year end. Charge-offs related to mortgage loans held for investment totaled $2.1 million for the year ended December 31, 1996.

CONSTRUCTION LENDING OPERATIONS: At December 31, 1996, the Builder Division had commitments to fund construction loans of $763 million with outstanding principal balances of $347 million. The Consumer Division had commitments to fund construction-to-permanent and home improvement loans of $188 million at December 31, 1996 with outstanding principal balances of $114 million. The allowance for losses related to construction loans totaled $2.3 million at December 31, 1996. There were no charge-offs against such allowance during the year ended December 31, 1996. The Company had outstanding borrowings under a revolving credit facility totaling $216 million at December 31, 1996 associated with the financing of construction loans.

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

CMO PORTFOLIO:   As of December 31, 1996, CWM had a portfolio comprised of 11 series of CMOs (the CMO Portfolio). Collateral for CMOs increased to $289 million at December 31, 1996 from $184 million at December 31, 1995. This increase of $105 million is primarily the result of the addition of $155 million of collateral related to the issuance of a CMO in January 1996 and an increase in accrued interest receivable of $376,000, offset by repayments (including prepayments and premium and discount amortization) of $50 million and a decrease in guaranteed investment contracts (GICs) held by trustees of $98,000. The fair value of the collateral for CMOs totaled $282 million and $185 million at December 31, 1996 and December 31, 1995, respectively. CWM's CMOs outstanding increased to $264 million at December 31, 1996 from $165 million at December 31, 1995. This increase of $99 million resulted from issuance proceeds of $146 million in January 1996, offset by principal payments and discount amortization on CMOs of $47 million and an increase in accrued interest payable on CMOs of $534,000.


RESULTS OF OPERATIONS 1996 COMPARED TO 1995

NET EARNINGS: CWM's net earnings were $69.0 million, or $1.51 per share, based on 45,643,885 weighted average shares outstanding for 1996, compared to $50.0 million, or $1.25 per share, based on 39,902,680 weighted average shares outstanding for 1995. The increase in net earnings is principally due to an increase in net interest income and equity in earnings of Indy Mac of $34.4 million and $5.7 million, respectively, offset by increases in the provision for loan losses and expenses of $9.0 million and $13.2 million, respectively.

INTEREST INCOME: Total interest income was $242.3 million for 1996 and $180.5 million for 1995. The increase of $61.8 million in interest income was primarily the result of increases of $23.6 million and $23.0 million in interest on construction loans and mortgage loans held for sale, respectively, with additional increases in interest earned on warehouse lines of credit, collateral for CMOs, manufactured housing loans held for sale, securitized master servicing fees and manufactured housing loans held for investment of $5.5 million, $5.4 million, $2.3 million, $2.1 million and $1.3 million, respectively. These increases were offset by a reduction in the interest income related to mortgage loans held for investment of $3.5 million.

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

INTEREST EXPENSE: For 1996 and 1995, total interest expense was $159.4 million and $131.9 million, respectively. The increase of $27.5 million in interest expense was the result of increases in the interest expense on repurchase agreements and other credit facilities, collateral for CMOs, and senior unsecured notes of $18.0 million, $4.9 million, and $4.5 million, respectively.

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

EQUITY IN EARNINGS OF INDY MAC: The 1996 earnings of $18.1 million for Indy Mac, in which CWM has a 99% economic interest, resulted principally from net interest income of $11.4 million and gain on sale of mortgage loans and securities of $51.7 million, offset by salaries, general and administrative expenses of $31.2 million, management fee expense of $2.1 million and income taxes of $13.5 million. During 1995, earnings of Indy Mac resulted principally from net interest income of $18.1 million and gains on sales of mortgage loans and securities of $35.8 million, offset by a provision for loan losses of $2.2 million, expenses of $20.7 million, management fee expense of $1.8 million and income taxes of $12.5 million.

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

PROVISION FOR LOAN LOSSES: The Company has established a loan loss reserve to an extent sufficient to cover anticipated losses in its portfolio of mortgage loans, construction loans and warehouse lines of credit. The reserve is based upon management's assessment of possible credit losses. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans, general economic conditions, and trends in portfolio volume, composition, maturity and delinquency. The provision has increased over the past two years due to normal seasoning of the Company's mortgage loan portfolio (and consequently projected increases in losses) and not due to any unusual characteristics or significant credit losses.


SALARIES, GENERAL AND ADMINISTRATIVE EXPENSES: The increase in salaries, general and administrative expenses of $10.0 million for the period ended December 31, 1996 compared to the period ended December 31, 1995 is primarily the result of the increased personnel and expenses required to support the growth in the operations of CWM and its qualified REIT subsidiaries.


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

Interest income on collateral for CMOs was $17.3 million and $21.7 million for the years ended December 31, 1995 and 1994, respectively. The decline was attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding, from $290 million for 1994 to $213 million for 1995, offset by an increase in the effective yield earned on the collateral from 7.47% in 1994 to 8.09% in 1995. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs. Accordingly, during periods of higher interest rates and reduced prepayments, as in 1995 compared to 1994, amortization of premium declines and the amount of the non-earning assets associated with the delay in the receipt of prepayments, combined with the lower yielding GICs, are reduced relative to the portfolio, resulting in a higher effective yield.

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

EQUITY IN EARNINGS OF INDY MAC:. During 1995, earnings of Indy Mac resulted principally from net interest income of $18.1 million and gains on sales of mortgage loans and securities of $35.8 million, offset by a provision for loan losses of $2.2 million, expenses of $20.7 million, management fee expense of $1.8 million and income taxes of $12.5 million. During 1994, earnings of Indy Mac resulted principally from net interest income of $6.4 million, gains on sales of mortgage loans and securities of $7.3 million, and gains on the sale of servicing of $7.3 million, offset by expenses of $13.5 million, management fee expense of $334,000 and income taxes of $2.8 million.

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

Net interest income related to the securitized master servicing fees and master servicing fees receivable totaled $9.2 million in 1995, including gross income of $23.1 million, offset by amortization of the related asset balances of $13.9 million. Net master servicing income in 1994 totaled $1.1 million, including gross income of $7.6 million, offset by amortization of the asset balances totaling $6.5 million.

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

CASH FLOWS
----------

During the year ended December 31, 1996, the Company's operating activities required cash of approximately $227 million. The primary operating activity for which cash was used during the year ended December 31, 1996 was the acquisition of mortgage loans and manufactured housing loans held for sale.

The primary investing activity for which cash was used during the year ended December 31, 1996 was the funding of construction loans receivable and acquisition of mortgage loans held for investment and mortgage securities available for sale. The net cash used in investing activities totaled $430 million for the year ended December 31, 1996.

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

Financial assets of the Company that tend to increase in value as interest rates increase, and decline in value as interest rates decrease, include securitized master servicing and master servicing fees receivable. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore results in higher implicit yields. As of December 31, 1996, CWM and Indy Mac on a combined basis held $357 million of securitized master servicing fees and master servicing fees receivable. Of the $357 million aggregate amount, $235 million of such assets are classified as trading securities in accordance with the requirements of SFAS 115 since they were acquired in connection with the securitization of loans held for sale by Indy Mac.

Financial instruments of the Company that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, include fixed rate subordinated securities, principal-only securities and inverse-floater securities. Similar to the securitized master servicing fees, the principal-only and inverse floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return. If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only and inverse-floater security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and inverse floater security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by the Company and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to any increases in market interest rates. As of December 31, 1996, CWM and Indy Mac on a combined basis held $461 million of fixed and adjustable rate mortgage securities, principal-only and inverse floater securities. Of the $461 million aggregate amount, $207 million of such securities are classified as trading securities in accordance with the requirements of SFAS 115 since they were acquired in connection with the securitization of loans held for sale by Indy Mac.

In addition to the inherent risks in seeking to manage fluctuations in the value of certain assets due to interest rate changes, there may be timing differences in the recognition of the offsetting effects of gains and losses which are attributable to specific instruments depending upon whether a security is classified as trading or available for sale. As discussed more fully in the Company's accounting policies found in Note A to the CWM financial statements and Note A to the Indy Mac financial statements, the unrealized holding gains and losses on trading securities are recognized in earnings of the period for the reporting entity. By comparison, the unrealized holding gains and losses of securities available for sale are excluded from earnings of the reporting entity and included as a separate component of shareholders' equity. Therefore, to the extent that the Company is required under GAAP to classify certain securities as trading, such classification and the resulting accounting could cause in additional volatility in the Company's future reported earnings in periods where interest rates fluctuate.

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




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information called for by this item 8 is already incorporated by reference to CWM's Consolidated Financial Statements and Report of Independent Certified Public Accountants beginning at page F-1 of this form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------- --------------

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

     (a) (1) and (2) - Financial Statements and Schedules

     The information called for by this section of item 14 is set forth in the Index to Financial Statements and Schedules at page F-1 of this Form 10 - K.

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

4.23 First Supplemental Indenture dated as of May 24, 1993 betwen the 1993-II Trust and the Bond Trustee. (incorporated by reference to Exhibit 4.25 to CWM's 10-K for the year ended December 31, 1994.)

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

10.42* Master Forward Commitment and Services Agreement effective January 1,
       1996 between CWM Mortgage Holdings, Inc. and Independent National Mortgage Corporation. (incorporated by reference to Exhibit 10.8 to CWM's 10-Q for the quarter ended March 31, 1996.)

10.43* Independent National Mortgage Corporation Capitalization Agreement, effective as of January 1, 1996, by and among CWM Mortgage Holdings, Inc., Countrywide Funding Corporation and Independent National Mortgage Corporation. (incorporated by reference to Exhibit 10.8 to CWM's 10-Q for the quarter ended March 31, 1996.)

10.44* Revolving Working Capital Credit Facility and Credit Support Agreement, effective as of January 1, 1996, between CWM Mortgage Holdings, Inc. and Independent National Mortgage Corporation. (incorporated by reference to
       Exhibit 10.8 to CWM's 10-Q for the quarter ended March 31, 1996.)

21.1 List of Subsidiaries.

23.1 Consent of Grant Thornton LLP

27   Financial Data Schedule

*Incorporated by reference.



(b) - Reports on Form 8-K

            None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 20, 1997.

                                 CWM MORTGAGE HOLDINGS, INC.


                              BY:      /s/ DAVID S. LOEB
                                 ----------------------------------
                                           David S. Loeb
                                 Chairman of the Board of Directors

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

          SIGNATURE                               TITLE                                      DATE

/s/ DAVID S. LOEB                     Director, Chairman of the Board of                   May 20, 1997
---------------------------           Directors
   David S. Loeb


/s/ ANGELO R. MOZILO                  Director, Vice Chairman of the Board                 May 20, 1997
---------------------------           of Directors and Chief Executive Officer
    Angelo R. Mozilo                  (Principal Executive Officer)


/s/ MICHAEL W. PERRY                  President and Chief Operating Officer                May 20, 1997
---------------------------
    Michael W. Perry



/s/ JAMES P. GROSS                    Senior Vice President                                May 20, 1997
---------------------------           and Chief Financial Officer
    James P. Gross                    (Principal Accounting Officer)
                                      (Principal Financial Officer)


/s/ LYLE E. GRAMLEY                   Director                                             May 20, 1997
---------------------------
    Lyle E. Gramley


/s/ THOMAS J. KEARNS                  Director                                             May 20, 1997
---------------------------
    Thomas J. Kearns


/s/ FREDERICK J. NAPOLITANO           Director                                             May 20, 1997
---------------------------
    Frederick J. Napolitano

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

GRANT THORNTON LLP

Los Angeles, California

February 21, 1997

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                               ------------------     -----------------
ASSETS

Mortgage assets
  Mortgage loans held for investment, net                                              $1,210,891            $1,424,583
  Mortgage loans held for sale - prime                                                    404,346               379,363
  Mortgage loans held for sale - subprime                                                 177,913                30,221
  Manufactured housing loans held for sale                                                 74,949                     -
  Manufactured housing loans held for investment                                           25,822                     -
  Construction loans receivable, net                                                      460,546               129,323
  Collateral for CMOs                                                                     289,054               184,111
                                                                               ------------------     -----------------
  Securitized master servicing fees                                                       103,700               124,975
                                                                               ------------------     -----------------
  MORTGAGE SECURITIES                                                                     128,080                     -
                                                                               ------------------     -----------------
Revolving warehouse lines of credit, net                                                  251,032               190,705
                                                                               ------------------     -----------------
Investment in and advances to Indy Mac                                                    170,609               140,590
                                                                               ------------------     -----------------
Cash and cash equivalents                                                                  12,450                 8,049
Other assets                                                                               46,667                31,440
                                                                               ------------------     -----------------
    Total assets                                                                       $3,356,059            $2,643,360
                                                                               ==================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                                      $2,531,509            $2,037,834
Collateralized mortgage obligations                                                       264,080               164,760
Senior unsecured notes                                                                     59,759                59,649
Accounts payable and accrued liabilities                                                   22,287                18,386
                                                                               ------------------     -----------------
    Total liabilities                                                                   2,877,635             2,280,629

Commitments and contingencies                                                                                         -

Shareholders' equity

  Common stock - authorized, 100,000,000 shares of
   $.01 par value; issued and outstanding, 50,200,146 shares
   at December 31, 1996 and 42,413,842 at December 31, 1995                                   502                   424
  Additional paid-in capital                                                              490,695               353,965
  Net unrealized gain (loss) on mortgage securities available for sale:
                                                                               ------------------     -----------------
   held by CWM                                                                             (7,166)                4,694
                                                                               ------------------     -----------------
   held by Indy Mac                                                                        (8,427)                2,898
                                                                               ------------------     -----------------
  Cumulative earnings                                                                     219,135               150,148
  Cumulative distributions to shareholders                                               (216,315)             (149,398)
                                                                               ------------------     -----------------
    Total shareholders' equity                                                            478,424               362,731
                                                                               ------------------     -----------------
  Total liabilities and shareholders' equity                                           $3,356,059            $2,643,360
                                                                               ==================     =================

  The accompanying notes are an integral part of these statements.

CWM MORTGAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       Year ended December 31,
                                                                         ---------------------------------------------------
                                                                              1996             1995              1994
                                                                         ---------------  ---------------   ----------------
REVENUES

  Interest income
    Mortgage loans held for investment                                     $   94,237       $   97,720        $   20,161
    Mortgage loans held for sale                                               57,746           34,733            34,238
    Manufactured housing loans held for sale                                    2,259              -                 -
    Manufactured housing loans held for investment                              1,308              -                 -
    Construction Loans                                                         30,158            6,548                93
    Collateral for CMOs                                                        22,648           17,257            21,679
    Securitized master servicing fees, net                                      9,502            7,405             7,203
    Mortgage securities                                                         1,002              -                 -
    Revolving warehouse lines of credit                                        15,523           10,024             4,363
    Advances to Indy Mac                                                        7,676            6,502             4,279
    Other                                                                         244              276               103
                                                                           ----------       ----------        ----------
      Total interest income                                                   242,303          180,465            92,119

  Interest expense
    Repurchase agreements and other credit facilities                         131,389          113,379            39,585
    Collateralized mortgage obligations                                        22,478           17,532            27,115
    Senior unsecured notes                                                      5,498              999               -
                                                                           ----------       ----------        ----------
      Total interest expense                                                  159,365          131,910            66,700

        Net interest income                                                    82,938           48,555            25,419

  Provision for loan losses                                                    12,991            4,037               500
                                                                           ----------       ----------        ----------

        Net interest income after provision for loan losses                   69,947           44,518            24,919

  Equity in earnings of Indy Mac                                               19,533           13,801             5,624
  Other                                                                         2,470            1,427               885
                                                                           ----------       ----------        ----------
        Net revenues                                                           91,950           59,746            31,428

EXPENSES
  Salaries, general and administrative                                         14,202            4,213             2,402
  Management fees to affiliate                                                  8,761            5,522             1,195
                                                                           ----------       ----------        ----------
        Total expenses                                                         22,963            9,735             3,597
                                                                           ----------       ----------        ----------

NET EARNINGS                                                               $   68,987       $   50,011        $   27,831
                                                                           ==========       ==========        ==========

EARNINGS PER SHARE                                                         $     1.51       $     1.25        $     0.86
                                                                           ==========       ==========        ==========

Weighted average shares outstanding                                        45,643,885       39,902,680        32,183,850
                                                                           ==========       ==========        ==========

The accompanying notes are an integral part of these statements.

CWM Mortgage Holdings, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except share data)

                                                                                                                Unrealized
                                                                                                              gain (loss) on
                                                                                                           mortgage securities
                                                                                                           available for sale
                                                                                           Capital     -----------------------------
                                                          Number of         Common       in excess of      Held by       Held By
Three years ended December 31, 1996                         shares          stock            par             CWM         Indy Mac
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                              32,020,484         $320        $256,587                -               -
Common stock issued                                              922            -               9                -               -
Common stock options exercised                               259,750            3           1,339                -               -
Capital contribution by manager                                    -            -             305                -               -
Unrealized gain on mortgage securities and
     securitized master servicing available for sale               -            -               -              487             520
Net earnings for the year                                          -            -               -                -               -
Dividends paid - $0.72
  per share                                                        -            -               -                -               -
                                                         ---------------------------------------------------------------------------
Balance at December 31, 1994                              32,281,156          323         258,240              487             520

Common stock issued                                        9,801,686           98          93,565                -               -
Common stock options exercised                               331,000            3           2,160                -               -
Unrealized gain on mortgage securities and
     securitized master servicing available for sale               -            -               -            4,207           2,378
Net earnings for the year                                          -            -               -                -               -
Dividends paid - $1.17
  per share                                                        -            -               -                -               -
                                                         ---------------------------------------------------------------------------
Balance at December 31, 1995                              42,413,842          424         353,965            4,694           2,898

Common stock issued                                        7,382,883           74         132,982                -               -
Common stock options exercised                               403,421            4           3,748                -               -
Unrealized loss on mortgage securities and
     securitized master servicing available for sale               -            -               -          (11,860)        (11,325)
Net earnings for the year                                          -            -               -                -               -
Dividends paid - $1.47
  per share                                                        -            -               -                -               -
                                                         ---------------------------------------------------------------------------
Balance at December 31, 1996                              50,200,146         $502        $490,695          ($7,166)        ($8,427)
                                                         ===========================================================================


                                                                            Cumulative
                                                           Cumulative      distributions
Three years ended December 31, 1996                         earnings      to shareholders        Total
------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                                $72,306            ($78,605)          $250,608
Common stock issued                                               -                   -                  9
Common stock options exercised                                    -                   -              1,342
Capital contribution by manager                                                                        305
Unrealized gain on mortgage securities and
     securitized master servicing available for sale              -                   -              1,007
Net earnings for the year                                    27,831                   -             27,831
Dividends paid - $0.72
  per share                                                       -             (23,185)           (23,185)
                                                       -------------------------------------------------------
Balance at December 31, 1994                                100,137            (101,790)           257,917

Common stock issued                                               -                   -             93,663
Common stock options exercised                                    -                   -              2,163
Unrealized gain on mortgage securities and
     securitized master servicing available for sale              -                   -              6,585
Net earnings for the year                                    50,011                   -             50,011
Dividends paid - $1.17
  per share                                                       -             (47,608)           (47,608)
                                                       -------------------------------------------------------
Balance at December 31, 1995                                150,148            (149,398)           362,731
                                                       -------------------------------------------------------

Common stock issued                                               -                   -            133,056
Common stock options exercised                                    -                   -              3,752
Unrealized loss on mortgage securities and
     securitized master servicing available for sale              -                   -            (23,185)
Net earnings for the year                                    68,987                   -             68,987
Dividends paid - $1.47
  per share                                                       -             (66,917)           (66,917)
                                                       -------------------------------------------------------
Balance at December 31, 1996                               $219,135           ($216,315)          $478,424
                                                       =======================================================

The accompanying notes are an integral part of this statement.

CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                      1996            1995           1994
                                                                                  -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                     $    68,987     $    50,011    $    27,831
 Adjustments to reconcile net earnings
  to net cash (used in) provided by operating activities:
    Amortization and depreciation                                                      24,911          22,456         12,226
    Provision for loan losses                                                          12,991           4,037            500
    Equity in earnings of Indy Mac                                                    (19,533)        (13,801)        (5,624)
 Purchases of mortgage loans held for sale                                         (3,872,783)     (3,779,914)    (5,073,475)
 Principal repayments and proceeds from sale of mortgage loans                      3,646,046       3,670,576      5,259,367
 Purchases of manufactured housing loans held for sale, net of repayments             (74,949)              -              -
 Investment in securitized master servicing fees                                       (9,931)        (19,118)        (8,979)
 Investment in mortgage securities classified as trading, net                          (7,438)              -              -
 Change in accrued assets and liabilities                                               4,775           2,913        (10,922)
                                                                                  -----------     -----------    -----------
    Net cash (used in) provided by operating activities                              (226,924)        (62,840)       200,924

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collateral for CMOs:
  Principal payments on collateral                                                     46,106          28,975        147,429
  Net change in GICs held by trustees                                                      98             953         17,810
  Proceeds from sale of collateral for CMOs, net                                            -           9,205              -
                                                                                  -----------     -----------    -----------
                                                                                       46,204          39,133        165,239

 Net increase in construction loans receivable                                       (333,011)       (111,646)        (6,670)
 Purchases of mortgage loans held for investment                                     (207,825)       (406,478)      (909,895)
 Investment in mortgage securities available for sale                                (118,783)              -              -
 Net (increase) decrease  in revolving warehouse lines of credit                      (60,927)       (121,606)        22,267
 Advances to Indy Mac, net of cash repayments                                         (46,561)        (67,128)        62,002
 Purchases of manufactured housing loans held for investment, net of repayments       (25,822)              -              -
 Investment in securitized master servicing fees                                            -               -       (119,501)
 Principal payments on mortgage loans held for investment                             297,709         183,200         12,750
 Investment in Indy Mac, net of dividends received                                     24,750         (15,840)        (6,905)
 Change in other assets                                                                (5,758)         (8,911)        (1,526)
                                                                                  -----------     -----------    -----------
    Net cash used in investing activities                                            (430,024)       (509,276)      (782,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Collateralized mortgage obligations:
  Proceeds from issuance of securities                                                146,152               -              -
  Principal payments on securities                                                    (48,566)        (39,309)      (165,059)
                                                                                  -----------     -----------    -----------
                                                                                       97,586         (39,309)      (165,059)

 Net increase in repurchase agreements and other credit facilities                    493,675         503,642        763,855
 Net proceeds from issuance of unsecured debt                                               -          59,623              -
 Net proceeds from issuance of common stock                                           136,808          95,827          1,656
 Cash dividends paid                                                                  (66,917)        (47,608)       (23,185)
 Change in other liabilities                                                              197           5,385           (446)
                                                                                  -----------     -----------    -----------
    Net cash provided by financing activities                                         661,349         577,560        576,821
                                                                                  -----------     -----------    -----------

Net increase (decrease) in cash and cash equivalents                                    4,401           5,444         (4,494)
Cash and cash equivalents at beginning of period                                        8,049           2,605          7,099
                                                                                  -----------     -----------    -----------
Cash and cash equivalents at end of period                                        $    12,450     $     8,049    $     2,605
                                                                                  ===========     ===========    ===========

 Supplemental cash flow information:
    Cash paid for interest                                                        $   156,880     $   121,288    $    56,885
                                                                                  ===========     ===========    ===========

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

   CWM and Indy Mac had previously accounted for their portfolios of subordinated securities and securitized master servicing fees, retained in connection with the securitization of loans held for sale, as securities available for sale and held to maturity, respectively. Indy Mac has restated its financial statements for each of the three years in the period ended December 31, 1996 to reflect the classification of and accounting for such securities as trading securities. The cumulative effect of this change on Indy Mac's earnings for the three years is a net loss of $207,000. CWM has restated its financial statements to reclassify certain subordinated securities and securitized master servicing fees acquired in connection with the securitization of loans held for sale as trading. Other excess master servicing fees sold by Indy Mac to CWM and subsequently securitized by CWM have been reclassified as available for sale. Because the effect of these changes (including the change in CWM's equity in earnings of Indy Mac) are not material to CWM's earnings, CWM has not restated its earnings for any of the periods presented.

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



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

3. Mortgage Loans Held for Sale and Manufactured Housing Loans Held for Sale

   Mortgage and manufactured housing loans held for sale, consisting primarily of one to four family residential units, are carried at the lower of cost or market, computed by the aggregate method. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility, and, if appropriate, previously accrued interest is reversed.

   All loans purchased by CWM for which a REMIC transaction, securitization or whole loan sale is contemplated are committed for sale to Indy Mac at the same price for which the loans were acquired by CWM. Fair value is therefore equal to the commitment price which is the carrying value of the loans. At present, CWM does not sell any loans to entities other than Indy Mac.

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

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. Securitized Master Servicing Fees

   Securitized master servicing fees primarily represent AAA rated interest-only (I/O) REMIC regular interests related to Indy Mac's securitization of mortgage loans held for sale. Interest income on securitized master servicing fees is recognized at the effective yield based upon current estimates of prepayment rates. Cash received in excess of the effective yield is applied to amortize the asset. Securitized master servicing fees issued in security form at settlement of an Indy Mac REMIC transaction are classified and accounted for as trading securities in accordance with SFAS
   115. Accordingly, such securities are recorded at fair value with material unrealized gains and losses included in earnings of the period. Securitized master servicing fees not originally issued in security form at settlement of an Indy Mac REMIC transaction, and subsequently purchased from Indy Mac by CWM, are classified and accounted for as available for sale in accordance with SFAS 115. Accordingly, such securities are recorded at fair value with material unrealized gains and losses excluded from earnings and included as a separate component of shareholders equity.

   CWM evaluates the recoverability of securitized master servicing fees classified as available for sale by computing the present value of the asset, given current estimates for prepayment rates, using a risk-free rate of return. An impairment write-down to fair value is recorded for those securities whose amortized cost exceeds the present value at the risk-free rate. The value of securitized master servicing fees is sensitive to variations in estimates of prepayment rates and changes in the risk-free rate. CWM estimates future prepayment rates based upon current interest rate levels, economic conditions, and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. The estimates of prepayment rates may change in the near term due to changes in interest rates and market conditions.

7. Mortgage Securities

   Mortgage securities which are identified as available for sale consist primarily of adjustable-rate agency securities. Securities are classified at acquisition as available for sale when CWM intends to hold the securities for a period of time, but not necessarily to maturity. Mortgage securities available for sale are carried at estimated fair value with unrealized gains and losses excluded from earnings and included in shareholders' equity. In addition, CWM has invested in certain securities issued in connection with Indy Mac's REMIC transactions and inverse-floater securities. Mortgage securities invested in at settlement of an Indy Mac REMIC transaction are classified and accounted for as trading securities in accordance with SFAS
   115. Accordingly, such securities are recorded at fair value with material unrealized gains and losses included in earnings of the period. Estimated fair value is determined based on market quotes.

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

11. Interest Rate Swap Agreements

    CWM utilizes interest rate swap agreements to synthetically fix the interest rate and term of certain repurchase agreements to help mitigate the interest rate risk inherent in its portfolio of mortgage loans held for investment. The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in Accounts Payable and Accrued Liabilities.

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


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

14. Stock Based Compensation

    CWM grants stock options for a fixed number of shares to officers and employees with an exercise price equal to the average market price of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants. SFAS No. 123, Accounting for Stock-Based Compensation, issued in 1995, allows companies to continue to recognize earnings pursuant to APB No. 25 but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date. The effect on net income and earnings per share, had the Company adopted the expense recognition provisions of SFAS 123, would not have been material.

NOTE B - MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment consist of various types of fixed- and adjustable-rate nonconforming mortgage loans secured primarily by first liens on single-family residential properties as follows.

                                                                 December 31,
                                     ------------------------------------------------------------------
(Dollar amounts in thousands)                      1996                             1995
                                     ------------------------------------------------------------------
                                          Principal       Weighted         Principal        Weighted
Product Type                               Amount       Average Coupon       Amount      Average Coupon
-------------------------------------------------------------------------------------------------------
Adjustable-rate Mortgages:

    Monthly LIBOR                         $  183,851        8.23%         $  238,639               8.68%
    Monthly COFI                             108,761        7.96             138,465               8.23
    6-Month LIBOR                            241,442        9.00             298,848               9.18
    1-Year CMT                               336,903        8.30             212,476               8.76
    3/1 CMT                                  135,653        8.89             118,822               8.85
    5/1 CMT                                   70,542        8.76              71,994               8.88
    10/1 CMT                                   5,963        8.28             163,341               7.28
Other adjustable-rate mortgages               12,707        7.65              15,213               8.25
                                     ------------------------------------------------------------------
Fixed-Rate Mortgages                         125,544       10.34             171,791              10.41
                                     ------------------------------------------------------------------
                                           1,221,366        8.69%          1,429,589               8.82%
Unamortized net premium (discount)             1,016           -              (2,087)                 -
Allowance for loan losses                    (11,491)          -              (2,919)                 -
                                     ------------------------------------------------------------------
    Total                                 $1,210,891                      $1,424,583
                                     ==================================================================

In reference to the above chart, "LIBOR" refers to London Interbank Offered Rate index, CMT refers to the Constant Maturity Treasury index, and COFI refers to the Cost Of Funds Index.

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE B - MORTGAGE LOANS HELD FOR INVESTMENT - CONTINUED

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

NOTE D - MORTGAGE SECURITIES

The following summarizes the amortized cost and estimated fair value of mortgage securities classified as available for sale and the fair value of mortgage securities classified and accounted for as trading as of December 31, 1996. There were no mortgage securities as of December 31, 1995. Contractual maturities on the mortgage securities range from 10 to 30 years.


(Dollar amounts in thousands)                December 31, 1996
                                -----------------------------------------
                                             Trading    Available-for-sale
                                             -------   -------------------
Amortized cost                                $7,438             $118,481
Gross unrealized gains                            --                2,209
Gross unrealized losses                           --                  (48)
                                              ------             --------
Estimated fair value                          $7,438             $120,642
                                              ======             ========

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

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE E - ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

 (Dollars amounts in thousands)              1996       1995
                                            -------    -------
Balance at January 1                        $ 4,331    $   500
Provision for the year                       12,991     4, 037
Charge-offs                                  (2,058)      (249)
Recoveries                                        -         43
                                            -------    -------
Balance at December 31                      $15,264    $ 4,331
                                            =======    =======

The allowance for loan losses at December 31, 1996 is comprised of the following: (1) $11.5 million for mortgage loans held for investment, (2) $1.2 million for warehouse lines of credit, (3) $2.3 million for construction loans receivable and (4) $267,000 for CMO collateral.

NOTE F  -  COLLATERAL FOR CMOS

Collateral for CMOs consists primarily of fixed-rate mortgage loans, secured by first liens on single-family residential real estate, and mortgage-backed securities.

All principal and interest on the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available for payment
on the CMOs.   Credit Risk on the mortgage loans is minimized to an extent, under a pool insurance policy provided by a private mortgage insurer on certain of the CMOs. Furthermore, CWM's mortgage-backed securities pledged to secure CMOs are guaranteed as to the repayment of principal and interest of the underlying mortgages by Freddie Mac. The maximum amount of credit risk related to CWM's investment in mortgage loans is represented by the outstanding principal balance of the mortgage loans plus accrued interest.

Collateral for CMOs is summarized as follows:

(Dollar amounts in thousands)                                  December 31,
                                                         ------------------------
                                                            1996          1995
                                                          ---------      --------
                      Mortgage loans                      $217,483       $ 88,457
                      Mortgage-backed securities            67,609         89,014
                      GICs held by trustees                  2,809          2,907
                      Accrued Interest receivable            2,325          1,949
                                                          --------       --------
                                                           290,226        182,327
                      Unamortized net premiums
                      (discount) and reserves               (1,172)         1,784
                                                          --------       --------
                      Collateral for CMOs                 $289,054       $184,111
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

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE F  -  COLLATERAL FOR CMOS - CONTINUED

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

NOTE G - SECURITIZED MASTER SERVICING FEES

The following summarizes the amortized cost and estimated fair value of securitized master servicing fees classified as available for sale and the fair value of securitized master servicing fees classified and accounted for as trading as of December 31, 1996 and 1995. Maturities of the securitized master servicing fees are dependent upon the contractual maturities of the underlying mortgage loans, which exceed 10 years as of December 31, 1996 and 1995.

   (Dollar amounts in thousands)                   December 31, 1996                        December 31, 1995
                                             ----------------------------              ----------------------------
                                             Trading   Available-for-sale              Trading   Available-for-sale
                                             -------   ------------------              -------   ------------------
Amortized cost                               $25,570             $ 87,457              $21,819             $ 98,462
Gross unrealized gains                            --             $  1,159                   --                9,719
Gross unrealized losses                           --              (10,486)                  --               (5,025)
                                             -------             --------              -------             --------
Estimated fair value                         $25,570             $ 78,130              $21,819             $103,156
                                             =======             ========              =======             ========

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE H - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES

Repurchase agreements and other credit facilities consisted of the following at December 31, 1996 and 1995.

                                                  December 31,
                                          --------------------------
(Dollar amounts in thousands)                 1996           1995
                                          -------------   ----------
Repurchase agreements                        $2,302,752   $1,871,057
Revolving credit facilities                     228,757      166,777
                                          -------------   ----------
                                             $2,531,509   $2,037,834
                                          =============   ==========

REPURCHASE AGREEMENTS

CWM has established committed and renewable repurchase facilities with Merrill Lynch, Pierce, Fenner & Smith Inc. and certain of its affiliates in aggregate amounts up to $500 million to finance its mortgage conduit, mortgage portfolio, warehouse lending, consumer construction lending and manufactured housing assets and operations. These agreements are committed for a period of at least two years from their dates of execution.

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


NOTE H - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES - CONTINUED

REVOLVING CREDIT FACILITY

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

NOTE I - COLLATERALIZED MORTGAGE OBLIGATIONS

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

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE I - COLLATERALIZED MORTGAGE OBLIGATIONS - CONTINUED

CMOs are summarized as follows:

 (Dollar amounts in thousands)
                                                   December 31,
                                          ----------------------------
                                              1996             1995
                                           ----------       ----------
Collateralized mortgage obligations          $267,740         $167,831
Accrued interest payable                        1,928            1,394
                                           ----------       ----------
                                              269,668          169,225
Unamortized discounts, net                     (5,588)          (4,465)
                                           ----------       ----------
Collateralized mortgage obligations, net     $264,080         $164,760
                                           ==========       ==========

Range of weighted average interest          6.75%-11.00%    6.84%-11.00%
 rates, by series
Range of stated maturities                  1998 - 2025     1998 - 2023
Number of series                                11              12

NOTE J - SENIOR UNSECURED NOTES

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

NOTE K - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE K - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

                                           December 31, 1996                  December 31, 1995
                                        ---------------------------------------------------------------------
(Dollar amounts in thousands)                  Carrying         Estimated         Carrying         Estimated
                                                amount          fair value         amount          fair value
                                        ---------------------------------------------------------------------
Assets:
    Mortgage and manufactured housing loans       $1,236,713    $1,258,346           $1,424,583    $1,439,560
           held for investment
    Mortgage and manufactured housing loans          657,208       657,208              409,584       409,584
           held for sale
    Construction loans receivable                    460,546       460,546              129,323       129,323
    Collateral for CMO's                             289,054       282,353              184,111       185,198
    Securitized master servicing fees                103,700       101,038              124,975       123,090
    Mortgage securities                              128,080       129,372                    -             -
    Revolving warehouse lines of credit              251,032       251,032              190,705       190,705
Liabilities:
    Repurchase agreements                          2,531,509     2,531,509            2,037,834     2,039,458
    Collateralized mortgage obligations              264,080       269,424              164,760       174,467
    Senior unsecured notes                            59,759        61,310               59,649        62,874
Off-Balance Sheet gains (losses):
    Interest rate swaps                                    -        (1,106)                   -        (2,066)

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

Construction Loans Receivable and Revolving Warehouse Lines of Credit   Fair
values approximate the carrying amounts of each of the aforementioned assets and liabilities due to their respective short-term nature or short-term repricing characteristics.

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


NOTE K - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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

NOTE L - COMMITMENTS AND CONTINGENCIES - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

CWM also uses interest rate swaps to help manage interest rate risk. While CWM does not anticipate nonperformance by the counterparties, the Company manages credit risk with respect to such financial instruments by entering into agreements with entities approved by senior management and initially having a long-term credit rating of single A or better (by one or more nationally recognized credit rating agencies) at the time the relevant swap is consummated. These entities are Wall Street firms having primary dealer status. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE L - COMMITMENTS AND CONTINGENCIES - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - CONTINUED

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

Interest Rate Swaps   As of December 31, 1996 and 1995, CWM had two interest
rate swap agreements with certain securities dealers with a combined notional amount of $200 million. The effect of these agreements is to convert a portion of short-term repurchase agreement financing to a medium-term fixed rate borrowing facility. CWM pays a weighted average fixed interest rate of 6.22% and receives a floating interest rate based on one month LIBOR. The weighted average floating rate at December 31, 1996 was 5.438%. These contracts expire between June 1997 and June 1998.

NOTE M -  STOCK OPTION PLANS

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

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE M -  STOCK OPTION PLANS - CONTINUED

                                        ---------------------------------------
                                                    Number  Shares
                                        ---------------------------------------
                                              1996          1995         1994
                                        ---------------------------------------
  Options outstanding at beginning of         801,965      612,125      552,875
   year
      Options granted                       1,163,047      521,440      324,000
      Options exercised                      (403,421)    (331,000)    (259,750)
      Options canceled                        (24,140)        (600)      (5,000)
                                        ---------------------------------------
  Options outstanding at end of year        1,537,451      801,965      612,125
                                        =======================================
                                        ---------------------------------------
                                             Weighted Average Exercise Price
                                        ---------------------------------------
                                              1996          1995         1994
                                        ---------------------------------------
  Options outstanding at beginning of          $10.29       $ 6.97        $5.11
   year
      Options granted                           18.04        10.84         8.47
      Options exercised                          9.44         6.53         5.13
      Options canceled                          13.22        11.63         8.38
                                        ---------------------------------------
  Options outstanding at end of year           $16.33       $10.29        $6.97
                                        =======================================

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

The following summarizes information about fixed stock options outstanding at December 31, 1996:

                  --------------------------------------------------------------------------------------------
                                       Options Outstanding                           Options Exercisable
                  --------------------------------------------------------------------------------------------
                                            Weighted
                                             Average
                           Number           Remaining       Weighted            Number             Weighted
     Range Of            Outstanding       Contractual      Average           Exercisable          Average
 Exercise Prices        At Period End         Life       Exercise Price      At Period End      Exercise Price
--------------------------------------------------------------------------------------------------------------
$6.19 - $9.00                     72,198          3.00           $ 7.46                72,198           $ 7.46
$9.01 - $13.50                   279,272          3.42            11.66               185,472            11.63
$13.51 - $20.75                1,185,981          4.51            17.97                 7,200            14.38
                  --------------------------------------------------------------------------------------------
Totals                         1,537,451          4.24           $16.33               264,870           $10.56
                  ============================================================================================

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE M -  STOCK OPTION PLANS - CONTINUED

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

NOTE N - RELATED PARTY TRANSACTIONS

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

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE N - RELATED PARTY TRANSACTIONS - CONTINUED


Dollar amounts in thousands

                                 1996    1995    1994
                              ------------------------
Data processing                  1,549     729     509
Occupancy                        1,268   1,018     559
Human resources                    100     100      50
                                 2,917   1,847   1,118
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

In the case of each project financed by CLCA, the builder is not affiliated with either the Company or Loeb Enterprises, LLC, the general risk characteristics of the construction loan are comparable to those for similar projects funded by CLCA, and the construction loan facility between CLCA and the builder has been negotiated at arms length on terms consistent with those of similar loans made by CLCA to other unaffiliated builders. Moreover, the terms of each credit facility have been disclosed to and approved by the disinterested members of the Board of Directors of CWM.

                  CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE N - RELATED PARTY TRANSACTIONS - CONTINUED

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

On November 4, 1996, CWM and CCI announced that they reached a preliminary Agreement and Plan of Merger whereby CWM will acquire all of the outstanding stock of the Manager from CCI in exchange for 3.6 million new shares of common stock of CWM (subject to certain adjustments). Subsequent to year end, the Agreement and Plan of Merger, and a related Registration Rights Agreement were approved by the boards of directors of both CWM and CCI and executed and delivered by the respective parties thereto. If the transaction is consummated, the Manager will be merged into CWM, and CWM will become a self-managed REIT. Assuming receipt of regulatory approvals, the merger will be presented to CWM's
shareholders for final approval pursuant to a definitive proxy statement.   The
transaction will be accounted for as the settlement of a contract with a one time charge to earnings in the quarter the transaction is effective.


NOTE P - QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

                                                   Three Months Ended
                                     --------------------------------------------------
                                        March 31   June 30   September 30   December 31
                                     --------------------------------------------------
Dollar amounts in thousands
except per share data
Year ended December 31, 1996
      Net revenues                       $19,844   $21,215        $23,682       $27,209
      Net earnings                        15,360    16,368         17,890        19,369
      Earnings per share (1)                0.36      0.37           0.39          0.40
      Dividends declared for earnings
      of the period                         0.36      0.37           0.39          0.40

Year ended December 31, 1995
      Net revenues                       $11,840   $14,472        $16,452       $16,982
      Net earnings                        10,229    11,963         13,491        14,328
      Earnings per share (1)                0.28      0.30           0.33          0.35
      Dividends declared for earnings
      of the period                         0.27      0.30           0.33          0.35

(1) Earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share may not equal the total for the year.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                         (DOLLAR AMOUNTS IN THOUSANDS)

                               DECEMBER 31, 1996

          COLUMN A             COLUMN B         COLUMN C             COLUMN D           COLUMN E             COLUMN F
----------------------------   ---------  ---------------------   ---------------   ----------------   ---------------------
                                                                     PRINCIPAL
                                                                      AMOUNT
                                                                     OF LOANS
                                          (1)(2)(3)(4)(5)(7)(9)     SUBJECT TO          AMOUNT OF
RANGE OF            NUMBER                      CARRYING            DELINQUENT          MORTGAGE
CARRYING AMOUNTS      OF         PRIOR          AMOUNT OF            PRINCIPAL            BEING              RANGE OF
OF MORTGAGES       LOANS (1)   LIENS (1)        MORTGAGES         OR INTEREST (1)   FORECLOSED (1)(8)  INTEREST RATES (1)(6)
----------------------------   ---------  ---------------------   ---------------   -----------------  ---------------------

$0-$50               1,285            $0                $48,117            $2,098                $298      5.500-14.990
50-100               3,884             0                292,867            13,190               2,422      5.375-15.000
101-150              2,870             0                354,029            19,983               5,320      5.375-14.500
151-200              1,548             0                268,460            14,390               4,597      5.625-13.750
201 - 250            1,266             0                283,924            15,543               4,600      5.750-12.375
251 - 300              822             0                225,484             9,839               3,864      5.750-14.375
301 - 350              511             0                165,331             7,381               1,653      5.500-13.250
351 - 400              279             0                104,717             3,785               1,155      6.250-12.625
401 - 450              151             0                 63,791             2,554                 438      5.500-11.375
451 - 500              140             0                 67,000             3,878               2,410      5.625-12.875
501 - 550               44             0                 23,031             1,553                 509      7.000-10.250
551 - 600               64             0                 36,759             1,740               1,149      6.125-10.750
601 - 650               65             0                 41,235             5,095                   0      6.625-12.500
651 - 700               18             0                 12,213                 0                 659       6.000-9.750
701 - 750               25             0                 18,141               744                   0      7.100-10.875
751 - 800               12             0                  9,208               774                   0      6.850-10.500
801 - 850               11             0                  9,013               849                 816      7.625-10.750
851 - 900               12             0                 10,556             3,522                   0       7.450.9.500
901 - 950                5             0                  4,673                 0                 948       7.750-8.500
951 - 1,000             12             0                 11,789                 0                 996       6.950-9.500
over 1,000              36             0                 60,971             2,787               5,757      7.000-10.375
                  --------     ---------  ---------------------   ---------------   -----------------
                    13,060             0             $2,111,309          $109,705             $37,591
                  ========     =========                          ===============   =================
Premium                                              $   11,960
                                          ---------------------
                                                     $2,123,269
                                          =====================

------------------------------
(1)  The above amounts are for the Company including both CWM and Indy Mac
(2) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(3) Total mortgage loans comprised of $672,460 of mortgage loans held for sale, $1,221,366 of mortgage loans held for investment and $217,483 of whole loans pledged as collateral for CMOs.
(4) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1996 is as follows:
     California 51% with no other state comprising more than 4%.
(5)  The aggregate cost for federal income tax purposes is $2,123,269.
(6) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(7) $30.7 million of mortgage loans purchased during 1996 were acquired from CFC, an affiliate of the Company's Manager.
(8) Of the total amount of mortgages being foreclosed, $32.5 million is related to mortgage loans held for investment and $5.1 million is related to collateral for CMOs.

                                                  THE COMPANY (CWM AND INMC)                    CWM ALONE
                                                  ---------------------------            -----------------------
(9)  Balance at beginning of period                                $2,021,475                         $1,892,745
            Additions during period:
                New mortgage loans                                  4,201,805                          4,224,269
                                                                   ----------                         ----------
                                                                    6,223,280                          6,117,014
            Deductions during period:
                Sales of mortgage loans              3,696,631                           3,715,160
                Collections of principal               415,340      4,111,971              390,326     4,105,486
                                                  ------------     ----------            ---------    ----------

     Balance at close of period                                    $2,111,309                         $2,011,528
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

As explained in Note B, these financial statements have been restated to account for securitized master servicing fees and certain mortgage securities as trading securities.

GRANT THORNTON LLP

Los Angeles, California

February 21, 1997

INDEPENDENT NATIONAL MORTGAGE CORPORATION
BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                DECEMBER 31,
                                                                                       ----------------------------
                                                                                         1996                1995
                                                                                       --------            --------

ASSETS

Mortgage loans held for sale, net                                                      $ 86,962            $ 92,088
Mortgage securities                                                                     332,482             350,752
Securitized master servicing fees                                                       209,190             110,744
Master servicing fees receivable                                                         44,239              36,570
Other assets                                                                             38,232              22,953
                                                                                       --------            --------
      Total assets                                                                     $711,105            $613,107
                                                                                       ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                                      $496,052            $441,305
Due to CWM                                                                              130,153              83,592
Accounts payable and accrued liabilities                                                 44,243              29,182
                                                                                       --------            --------
      Total liabilities                                                                 670,448             554,079
                                                                                       --------            --------

Commitments and contingencies                                                                 -                   -

Shareholders' equity

   Series A preferred stock - authorized, 10,000
     shares of $.05 par value; issued and
     outstanding, 9,900 shares                                                                -                   -
   Common stock - authorized, 10,000 shares
     of $.01 par value; issued and outstanding,
     100 shares                                                                               -                   -
   Capital in excess of par value                                                        32,476              32,476
   Net unrealized gain (loss) on mortgage securities available for sale,
     net of related taxes                                                                (8,512)              2,927
   Retained earnings                                                                     16,693              23,625
                                                                                       --------            --------
      Total shareholders' equity                                                         40,657              59,028
                                                                                       --------            --------
   Total liabilities and shareholders' equity                                          $711,105            $613,107
                                                                                       ========            ========



   The accompanying notes are an integral part of these statements.

INDEPENDENT NATIONAL MORTGAGE CORPORATION
STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                                     Year ended December 31,
                                                                                      as adjusted (Note B)
                                                                            ---------------------------------------
                                                                              1996          1995             1994
                                                                            --------      --------         --------
REVENUES

  Interest income
    Mortgage loans held for sale                                            $ 4,855       $36,862          $25,179
    Mortgage securities                                                      27,059        19,862            4,781
    Securitized master servicing fees, net                                   12,121         3,623               91
    Master servicing fees receivable, net                                     5,253         5,565            1,004
                                                                            --------      --------         --------
      Total interest income                                                  49,288        65,912           31,055

  Interest expense
    Repurchase agreements and other credit facilities                        30,204        41,345           20,398
    Advances from CWM                                                         7,676         6,502            4,279
                                                                            --------      --------         --------
      Total interest expense                                                 37,880        47,847           24,677
                                                                            --------      --------         --------

        Net interest income                                                  11,408        18,065            6,378

  Provision for loan losses                                                       -         2,168                -
                                                                            --------      --------         --------

        Net interest income after provision for loan losses                  11,408        15,897            6,378
  Gain on sale of mortgage loans and securities                              51,692        35,799            7,332
  Gain on sale of servicing and other income                                  1,809            36            7,251
                                                                            --------      --------         --------
      Net revenues                                                           64,909        51,732           20,961

EXPENSES

  Salaries and related expenses                                              20,562        12,979            7,916
  General and administrative expenses                                        10,656         7,750            5,554
  Management fees to affiliate                                                2,075         1,769              334
                                                                            --------      --------         --------
      Total expenses                                                         33,293        22,498           13,804
                                                                            --------      --------         --------

      Earnings before income tax provision                                   31,616        29,234            7,157

  Income tax provision                                                       13,548        12,477            2,838

                                                                            --------      --------         --------
NET EARNINGS                                                                $18,068       $16,757           $4,319
                                                                            ========      ========         ========

The accompanying notes are an integral part of these statements.

INDEPENDENT NATIONAL MORTGAGE CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                    Three Years Ended December 31, 1996
                                                                           as adjusted (Note B)
                                         -------------------------------------------------------------------------------------

                                                                                           Unrealized
                                                                                         gain (loss) on
                                                                                            mortgage
                                                                                           securities
                                         Number of   Common   Preferred    Capital in       available    Retained
                                          shares      stock     stock     excess of par     for sale     earnings     Total
                                         -------------------------------------------------------------------------------------
Balance at December 31, 1993               10,000     $ -       $ -         $ 9,500        $      -      $  2,549    $ 12,049

Additional capital contribution                 -       -         -           6,976               -             -       6,976

Unrealized gain on mortgage securities
  available for sale, net of tax                -       -         -               -             525             -         525

Net earnings for the year                       -       -         -               -               -         4,319       4,319
                                         -------------------------------------------------------------------------------------

Balance at December 31, 1994               10,000       -         -          16,476             525         6,868      23,869

Additional capital contribution                 -       -         -          16,000               -             -      16,000

Unrealized gain on mortgage securities
  available for sale net of tax                 -       -         -               -           2,402             -       2,402

Net earnings for the year                       -       -         -               -               -        16,757      16,757
                                         -------------------------------------------------------------------------------------

Balance at December 31, 1995               10,000       -         -          32,476           2,927        23,625      59,028

Unrealized loss on mortgage securities
  available for sale net of tax                 -       -         -               -         (11,439)            -     (11,439)

Net earnings for the year                       -       -         -               -               -        18,068      18,068

Dividends paid                                  -       -         -               -               -       (25,000)    (25,000)
                                         -------------------------------------------------------------------------------------

Balance at December 31, 1996               10,000     $  -      $  -        $32,476        $ (8,512)     $ 16,693    $ 40,657
                                         =====================================================================================

The accompanying notes are an integral part of these statements.

INDEPENDENT NATIONAL MORTGAGE CORPORATION
STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                            Year ended December 31,
                                                                                             as adjusted (Note B)
                                                                                   ---------------------------------------
                                                                                      1996          1995          1994
                                                                                   -----------   -----------   -----------
Cash flows from operating activities
  Net earnings                                                                     $    18,068   $    16,757   $     4,319
  Adjustments to reconcile net earnings
   to net cash provided by (used in) operating activities:
     Amortization and depreciation                                                      57,626        16,098        10,844
     Gain on sale of mortgage loans and securities                                     (51,692)      (35,891)       (7,332)
     Gain on  sale of purchased servicing                                                  -             (36)       (7,251)
     Provision for loan losses                                                             -           2,168           -
     Purchases of mortgage loans from CWM                                           (3,523,655)   (3,641,760)   (5,243,278)
     Principal repayments and sale of mortgage loans                                 3,578,966     3,748,787     5,150,510
     Investment in mortgage securities classified as trading                          (139,575)     (333,502)     (170,964)
     Investment in securitized master servicing fees                                  (137,371)     (124,838)          -
     Principal repayments and sale of mortgage securities classified as trading        223,784       168,197        39,715
     Change in accrued assets and liabilities                                            7,008        (8,640)        6,474
                                                                                   -----------   -----------   -----------
     Net cash provided by (used in) operating activities                                33,159      (192,660)     (216,963)
Cash flows from investing activities
  Investment in mortgage securities available for sale                                (134,526)      (40,402)       (7,674)
  Investment in master servicing fees receivable                                       (15,292)      (13,033)     (113,006)
  Purchase of servicing                                                                 (7,984)       (7,581)      (30,398)
  Sale of securitized master servicing fees to CWM                                         -             -         122,313
  Principal repayments and sale of mortgage securities available for sale               45,551        16,187           -
  Proceeds from sale of servicing                                                          -           6,982        33,921
  Change in other assets                                                               (13,331)       (2,462)       (4,191)
                                                                                   -----------   -----------   -----------
     Net cash used in investing activities                                            (125,582)      (40,309)          965
                                                                                   -----------   -----------   -----------
Cash flows from financing activities
  Advances from CWM, net of cash repayments                                             46,561        67,128       (62,002)
  Net proceeds from repurchase agreements                                               54,747       137,225       267,857
  Proceeds from additional capital contribution                                            -          16,000         6,976
  Cash dividends paid                                                                  (25,000)          -             -
  Change in other liabilities                                                           16,115        12,616         3,167
                                                                                   -----------   -----------   -----------
     Net cash provided by financing activities                                          92,423       232,969       215,998
                                                                                   -----------   -----------   -----------
Net change in cash                                                                         -             -             -
Cash at beginning of period                                                                -             -             -
                                                                                   -----------   -----------   -----------
Cash at end of period                                                              $       -     $       -     $       -
                                                                                   ===========   ===========   ===========
  Supplemental cash flow information:
   Cash paid for interest                                                          $    30,216   $    40,510   $    19,757
   Cash paid for income taxes                                                              259         1,097             4

The accompanying notes are an integral part of these statements.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


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

2.   Mortgage Securities

     Mortgage securities consist of mortgage derivative products including subordinated securities, principal-only securities, and inverse-floater securities. These securities consist of securities retained upon the issuance of Indy Mac's REMIC securities and securities issued by other financial institutions and purchased by Indy Mac. Securities retained upon the issuance of Indy Mac's REMIC securities are classified and accounted for as trading securities. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) 115, such securities classified as trading are carried at fair value with unrealized gains and losses included in earnings
     of the period.   Purchased securities are classified as available for sale
     when Indy Mac intends to hold the securities for a period of time, but not necessarily to maturity. A decision to sell a security classified as available for sale is based on a variety of factors including movements in
     interest rates and other changes in economic conditions.   Mortgage
     securities classified and accounted for as available-for-sale are carried at fair value with unrealized gains and losses excluded from earnings and included as a separate component of shareholders' equity, net of related income tax effects. Estimated fair value is determined based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates and market yield requirements. Such assumptions are estimates and may change in the near term as interest rates or economic conditions change.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3.   Securitized Master Servicing Fees

     Securitized master servicing fees primarily represent AAA rated interest-only (I/O) REMIC regular interests retained in connection with Indy Mac's securitization of mortgage loans held for sale related to Indy Mac's master servicing portfolio. Securitized master servicing fees are classified and accounted for as trading securities. Accordingly, pursuant to SFAS 115, such securities classified as trading securities are carried at fair value with unrealized holding gains and losses included in earnings of the period. Gross unrealized holding gains were $7.3 million and $4.9 million for the years ended December 31. 1996 and 1995, respectively. Gross unrealized holding losses were $8.2 million and $11.0 million for the years ended December 31. 1996 and 1995, respectively.

     Interest income on the securitized master servicing fees is recognized at an effective yield based upon current estimates of prepayment rates. Cash received in excess of the effective yield is applied to amortize the asset. Estimated fair value is determined based on discounted cash flow techniques using assumptions for prepayments rates and market yield requirements. The securitized master servicing fair values are sensitive to variations in estimates of prepayment rates and changes in interest rates. Indy Mac estimates future prepayment rates based upon current interest rate levels, economic conditions, and market forecasts as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and past prepayment experience. The estimates of prepayment rates may change in the near term due to changes in interest rates and market conditions.

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

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5.   Call Options and Interest Rate Floors

     To protect the value of securitized master servicing fees and master servicing fees receivable from the effects of increased prepayment activity, Indy Mac has acquired financial instruments, including derivative contracts, that tend to increase in value when interest rates decline. These financial instruments include call options on U.S. Treasury securities and interest rate floors and are entered into for purposes other than trading. The value of call options and interest rate floors are derived from an underlying instrument or index, however, the notional or contractual amount is not recognized in the balance sheet. Indy Mac had $300 million notional amount of interest rate floors outstanding as of December 31, 1996 and 1995, and $670 million notional amount of call options on U.S. Treasury bonds at December 31, 1995. The cost of these financial instruments is amortized to expense over the contractual life of the contracts. Unamortized costs are included in other assets on the balance sheet. Indy Mac is not exposed to loss or additional cash outlays beyond its initial cost to acquire the hedge instruments. Realized gains related to these financial instruments are recognized first as an offset to the unscheduled amortization. To the extent the realized gains exceed the unscheduled amortization, the Company reduces the carrying amount of the securitized master servicing fees and master servicing fees receivable by such excess through additional amortization. For the years ended December 31, 1996 and 1995, Indy Mac recognized $128,000 and $503,000 respectively as an offset to amortization.

     While Indy Mac does not anticipate nonperformance by the counterparties, the Company manages credit risk with respect to such financial instruments by entering into agreements with entities approved by senior management and initially having a long term credit rating of single A or better (by one or more nationally recognized credit rating agencies) at the time the relevant contract is consummated. These entities include Wall Street firms having primary dealer status. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, Indy Mac does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

6.   Purchased Servicing Rights

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

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

8.   Income Taxes

     For income tax purposes, Indy Mac files a separate tax return and is not consolidated with CWM or CCI. Taxable earnings of Indy Mac are subject to state and federal income taxes at the applicable statutory rates. Deferred income taxes in the accompanying financial statements are computed using the liability method.

9.   Allowance for Loan Losses

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

10.  Recent Accounting Pronouncement

     The Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in June 1996. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management does not anticipate that the implementation of SFAS No. 125 will have a material effect on the Company's results of operations when adopted.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


NOTE B - RESTATEMENT

Indy Mac had previously accounted for its portfolios of subordinated securities and securitized master servicing fees, retained in connection with the securitization of loans, as securities available for sale and held to maturity, respectively. Indy Mac has restated its financial statements for each of the three years in the period ended December 31, 1996 to reflect the classification of and accounting for such securities as trading securities. The cumulative effect of this change on Indy Mac's earnings for the three years is a net loss of $207,000. The effect on reported earnings for each year follows.

                                           Year ended December 31,
                                         -------------------------
                                           1996      1995     1994
                                         -------------------------
Net earnings as previously reported      19,730    13,940    5,681

Adjustments, net of tax effect           (1,662)    2,817   (1,362)

                                         -------------------------
Net earnings as adjusted                 18,068    16,757    4,319
                                         =========================

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


NOTE D - ALLOWANCE FOR LOAN LOSSES

Transactions in Indy Mac's allowance for loan losses were as follows.

(Dollar amounts in thousands)        1996       1995
-----------------------------------------------------
Balance at January 1                $1,791     $    -
Provision for the year                   -      2,168
Chargeoffs                             (18)      (377)
Recoveries                               -          -
                                    -----------------
Balance at December 31              $1,773     $1,791
                                    =================

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994

NOTE E - MORTGAGE SECURITIES

The following is a disclosure of the amortized cost and estimated fair value of mortgage securities as of December 31,1996 and 1995. Contractual maturities on the mortgage securities range from 10 to 30 years.



   (Dollar amounts in thousands)                 December 31, 1996                          December 31, 1995
                                            -----------------------------             ----------------------------
                                            Trading        Available-for-             Trading        Available-for-
                                                               sale                                      sale
                                            -------        --------------             --------       -------------
Amortized cost                              $199,676             $147,482             $273,305              $72,401
Gross unrealized gains                            --                2,815                   --                5,128
Gross unrealized losses                           --              (17,491)                  --                  (82)
                                            -----------------------------             -----------------------------
Estimated fair value                        $199,676             $132,806             $273,305              $77,447
                                            =============================             =============================


For the mortgage securities classified as trading, there was a $2.0 million net holding loss and a $11.0 million net holding gain during the years ended December 31, 1996 and 1995, respectively. Additionally, during the year ended December 31, 1996, Indy Mac sold mortgage securities with a net book value of $210.0 million (based on specific identification) for proceeds of $213.4 million, resulting in gross realized gains of $8.0 million and gross realized losses of $4.6 million included in gains on sales of mortgage loans and securities. As of December 31, 1996, all of Indy Mac's mortgage securities were pledged as collateral under repurchase agreements.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


NOTE F  - MASTER SERVICING FEES RECEIVABLE

The changes in master servicing fees receivable during 1996 and 1995 are as follows:

(Dollar amounts in thousands)
-------------------------------------------------------

                                     1996        1995
                                    -------     -------
Balance at January 1                $36,570     $29,444
Additions                            15,292      13,034
Amortization
   Scheduled                         (5,939)     (5,073)
   Unscheduled                       (1,684)       (835)
                                    -------     -------
Balance at December 31              $44,239     $36,570
                                    =======     =======


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

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


NOTE H  - INCOME TAXES

The income tax provision for the years ended December 31, 1996, 1995 and 1994 consist of the following:

(Dollar amounts in thousands)
                                        1996      1995      1994
                                      ---------------------------
 Current expense (benefit)
     Federal                          $  (992)   $   164   $    -
     State                                365        110      932
                                      ---------------------------
 Total current expense (benefit)         (627)       274      932
                                      ---------------------------

 Deferred expense
     Federal                            9,883      9,025    1,804
     State                              4,292      3,178      102
                                      ---------------------------
 Total deferred expense                14,175     12,203    1,906
                                      ---------------------------

 Total income tax expense             $13,548    $12,477   $2,838
                                      ===========================

The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1996 and 1995 are presented below:
(Dollar amounts in thousands)

                                         1996           1995
                                     -----------------------
Deferred tax asset
   State tax expense                 $ (2,791)       $(1,130)
   Allowance for loan losses             (816)          (814)
   Net operating loss carryforward    (10,533)        (1,879)
   Unrealized losses on securities     (6,312)             -
   Other                                 (518)             -
                                     --------        -------
 Deferred tax liability
   Master servicing fees receivable     42,067         18,629
   Unrealized gains on securities           -           3,174
   Mark-to-market loss                   2,815              -
   Other                                     -             38
                                      --------        -------
 Net deferred tax liability           $ 23,912        $18,018
                                      ========        =======



At December 31, 1996, Indy Mac had a net operating loss carryforward for federal income tax purposes of approximately $27.7 million, which begins to expire in the year 2009. Indy Mac also had a net operating loss carryforward for state income tax purposes of approximately $7.5 million, which begins to expire in the year 2000.

The effective income tax rate differed from the federal statutory rate as follows:

(DOLLAR AMOUNTS IN THOUSANDS)
                                                 1996    1995    1994
                                                 --------------------

Federal statutory rate                           35.0%   34.0%   34.0%
State income taxes, net of federal tax effect     7.6     7.0     7.6
Other items, net                                  0.3     1.7    (1.9)
                                                 --------------------
Effective income tax rate                        42.9%   42.7%   39.7%
                                                 ====================

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994



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


                                                                    December 31, 1996                December 31, 1995
                                                        --------------------------------------------------------------------
                                                                Carrying         Estimated        Carrying        Estimated
(Dollar amounts in thousands)                                    amount         fair value         amount         fair value
                                                        --------------------------------------------------------------------

Assets:
    Mortgage loans held for sale                                    $103,823      $103,823             $ 91,767     $ 91,767
    Commitments to purchase mortgage loans                           (17,142)      (17,142)                 321          321
    Commitments to sell mortgage loans and securities                    281           281                    -            -
    Total mortgage loans held for sale                                86,962        86,962               92,088       92,088
    Mortgage securities                                              332,482       332,482              350,752      350,752
    Securitized master servicing fees                                209,190       209,190              110,744      110,744
    Master servicing fees receivable                                  44,239        42,661               36,570       38,302
Liabilities:
    Repurchase agreements and other borrowings                       496,052       496,052              441,305      441,305
Off Balance Sheet
    Call Options and interest rate floors
    Interest rate floors                                                 677            66                1,031        1,190
    Call options                                                           -             -                2,106        3,583


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

Mortgage Loans Held for Sale   Fair value is estimated using the methodology
described in Note A.1

Commitments to Purchase Mortgage Loans   Fair value is estimated based upon the
difference between the current value of similar loans and the price at which Indy Mac has committed to purchase the loans.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994



NOTE I  - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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


NOTE J  - COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk   Indy Mac is a party to
financial instruments with off-balance sheet risk in the normal course of business through the acquisition and sale of mortgage loans and the management of interest rate risk. These instruments include short-term commitments to purchase and sell loans and are entered into for purposes other than trading. The instruments involve, to varying degrees, elements of credit and interest rate risk. Indy Mac is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements As discussed below, Indy Mac's exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by mortgagors is limited due to the non-recourse nature of the loans in the servicing portfolio. Indy Mac's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, Indy Mac does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

Master Loan Servicing    As of December 31, 1996 and 1995, Indy Mac master
serviced loans totaling $11.1 billion and $9.4 billion, respectively, associated with its issuance of REMIC securities and whole loan sales.

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994



NOTE J  - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

Commitments to Sell Loans and Securities Indy Mac hedges its inventory and committed pipeline of jumbo mortgage loans by using temporary cross hedges with forward commitments to sell Fannie Mae mortgage-backed securities and U.S. Treasury futures contracts. As of December 31, 1996, commitments to sell mortgage loans approximated $200 million. Indy Mac had no open commitments to sell mortgage loans as of December 31, 1995. Indy Mac had forward commitments to sell $510.0 million and $601.5 million of Fannie Mae mortgage-backed securities as of December 31, 1996 and 1995, respectively, and $175.0 million and $70.0 million of two-year, five-year and ten-year U.S. Treasury futures contracts as of December 31, 1996 and 1995, respectively. The commitments to sell securities had a net unrealized gain of approximately $6.2 million and a net unrealized loss of $6.6 million as of December 31, 1996 and December 31, 1995, respectively. The net unrealized gains and losses were deferred as part of Indy Mac's lower of cost or market analysis on its mortgage loans held for sale.
Cash requirements related to forward commitments and futures contracts are limited to the interest rate risk exposure resulting from having fewer closed loans at the committed price than anticipated under the forward commitments and futures contracts.


NOTE K  - RELATED PARTY TRANSACTIONS

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

                   INDEPENDENT NATIONAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


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