Form 10-Q
period 1997-06-30
INMC MORTGAGE HOLDINGS INC
filed 1997-08-14
CIK 773468

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                      For the period ended  June 30, 1997

                                       OR

[ _ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

                         Commission File Number 1-8972

                          INMC MORTGAGE HOLDINGS, INC.
                    (formerly CWM Mortgage Holdings, Inc.)
             (Exact name of registrant as specified in its charter)



         DELAWARE                                       95-3983415
(State or other jurisdiction of                   (I. R. S. Employer
 incorporation or organization)                   Identification No.)

155 NORTH LAKE AVENUE, PASADENA, CALIFORNIA            91101-1857
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code (800) 669-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes   X    No  _____
                                         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Common stock outstanding as of  June 30, 1997: 54,107,452 shares

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

                                                                        June 30,                 December 31,
                                                                         1997                       1996
                                                                      ----------                 ----------
                                                                     (Unaudited)

ASSETS

Loans:
  Mortgage loans held for investment, net                             $1,582,562                 $1,210,891
  Manufactured housing loans held for investment, net                     26,636                     25,822
  Mortgage loans held for sale - prime                                   691,443                    404,346
  Mortgage loans held for sale - subprime                                156,445                    177,913
  Manufactured housing loans held for sale                               146,029                     74,949
  Construction loans receivable, net                                     685,510                    460,546
  Revolving warehouse lines of credit, net                               268,141                    251,032
Mortgage securities                                                      400,177                    231,780
Collateral for CMOs                                                      268,127                    289,054
Investment in and advances to IndyMac                                    161,607                    169,730
Cash and cash equivalents                                                 20,797                     12,450
Other assets                                                              69,190                     47,546
                                                                      ----------                 ----------
    Total assets                                                      $4,476,664                 $3,356,059
                                                                      ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                     $3,570,506                 $2,531,509
Collateralized mortgage obligations                                      243,750                    264,080
Senior unsecured notes                                                    59,820                     59,759
Accounts payable and accrued liabilities                                  29,411                     22,287
                                                                      ----------                 ----------
    Total liabilities                                                  3,903,487                  2,877,635

Shareholders' equity

  Common stock - authorized, 100,000,000 shares of
   $.01 par value; issued and outstanding, 54,107,452 shares
   at June 30, 1997 and 50,200,146 at December 31, 1996                      541                        502
  Additional paid-in capital                                             570,809                    490,695
  Net unrealized gain (loss) on available-for-sale mortgage securities
   Held by INMC                                                           (2,421)                    (7,166)
   Held by IndyMac                                                           222                     (8,427)
  Cumulative earnings                                                    263,136                    219,135
  Cumulative distributions to shareholders                              (259,110)                  (216,315)
                                                                      ----------                 ----------
    Total shareholders' equity                                           573,177                    478,424
                                                                      ----------                 ----------
  Total liabilities and shareholders' equity                          $4,476,664                 $3,356,059
                                                                      ==========                 ==========

INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                          Quarter Ended June 30,    Six Months Ended June 30,
                                                                          ----------------------    -------------------------
                                                                           1997          1996          1997          1996
                                                                          -------       -------       -------       -------
REVENUES

      Interest income
        Mortgage loans held for investment                                $28,288       $22,627      $ 55,221      $ 49,709
        Manufactured housing loans held for investment                        663           -           1,296           -
        Mortgage loans held for sale                                       16,240        14,098        31,412        28,073
        Manufactured housing loans held for sale                            3,208           150         5,468           150
        Construction loans                                                 17,506         5,939        32,218        10,422
        Revolving warehouse lines of credit                                 4,395         3,831         8,424         7,650
        Mortgage securities                                                 5,516         2,330         8,838         4,797
        Collateral for CMOs                                                 5,195         6,034        10,596        11,367
        Advances to IndyMac                                                 2,530         2,133         5,240         3,906
        Other                                                                 340            58           385           142
                                                                          -------       -------      --------      --------
          Total interest income                                            83,881        57,200       159,098       116,216

      Interest expense
        Repurchase agreements and other credit facilities                  49,654        30,634        91,219        64,202
        CMOs                                                                4,898         5,917        10,103        11,526
        Senior unsecured notes                                              1,379         1,347         2,757         2,694
                                                                          -------       -------      --------      --------
          Total interest expense                                           55,931        37,898       104,079        78,422
                                                                          -------       -------      --------      --------
            Net interest income                                            27,950        19,302        55,019        37,794

      Provision for loan losses                                             3,900         2,646         7,800         5,049
                                                                          -------       -------      --------      --------
            Net interest income after provision for loan losses            24,050        16,656        47,219        32,745

      Equity in earnings of IndyMac                                         2,735         3,646         6,994         7,191
      Unrealized gains on securities                                        1,413          (133)        1,119          (321)
      Other                                                                 1,461         1,046         3,066         1,441
                                                                          -------       -------      --------      --------
            Net revenues                                                   29,659        21,215        58,398        41,056

EXPENSES

      Salaries                                                              2,869         1,851         5,858         3,494
      General and administrative                                            2,036           920         4,132         1,692
      Management fees to affiliate                                          2,098         2,075         4,407         4,143
                                                                          -------       -------      --------      --------
          Total expenses                                                    7,003         4,846        14,397         9,329


NET EARNINGS                                                              $22,656       $16,369      $ 44,001      $ 31,727
                                                                          =======       =======      ========      ========


EARNINGS PER SHARE                                                          $0.43         $0.37         $0.85         $0.72

Weighted average shares outstanding                                    53,296,345    44,649,927     51,674,810   43,877,750

INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------------
                                                                                          1997                1996
                                                                                      -----------         -----------

Cash flows from operating activities:
 Net earnings                                                                             $44,001             $31,727
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization and depreciation                                                          12,952              11,629
    Provision for loan losses                                                               7,800               5,049
    Equity in earnings of IndyMac                                                          (6,994)             (7,191)
    Unrealized gain on trading securities                                                  (1,697)           -
  Purchases of mortgage loans held for sale                                            (1,865,673)         (2,112,762)
  Sale of and payments from mortgage loans held for sale                                1,537,190           1,928,652
  Net purchases of manufactured housing loans held for sale                               (71,286)            (15,648)
  Net purchases of trading securities                                                     (37,982)           -
  (Increases)/decreases in other assets                                                   (13,862)              3,030
  (Increases)/decreases in other liabilities                                                6,894                (938)
                                                                                      -----------         -------------
    Net cash used in operating activities                                                (388,657)           (156,452)

Cash flows from investing activities:
 Purchases of mortgage loans held for investment                                         (520,602)           -
 Payments from mortgage loans held for investment                                         195,927             170,787
 Net increase in construction loans receivable                                           (225,939)            (91,225)
 Purchases of mortgage securities                                                        (153,316)           -
 Sales and payments of mortgage securities                                                 18,877            -
 Net (increase) decrease in revolving warehouse lines of credit                          (17,409)             15,560
 Net purchases of manufactured housing loans held for investment                             (814)           -
 Advances (to)/from IndyMac                                                                23,764             (17,274)
 Net payments from collateral for CMOs                                                     20,913              29,411
                                                                                      -----------         -----------
    Net cash (used in) provided by investing activities                                  (658,599)            107,259

Cash flows from financing activities:
 Net increase (decrease) in repurchase agreements and other credit facilities           1,038,997             (89,942)
 Net proceeds from issuance of common stock                                                80,152              44,489
 Cash dividends paid                                                                      (42,797)            (31,008)
 Proceeds from issuance of collateralized mortgage obligations                           -                    146,931
 Principal payments on collateralized mortgage obligations                                (20,749)            (27,057)
                                                                                      -----------         -------------
    Net cash provided by financing activities                                           1,055,603              43,413

Net increase/(decrease) in cash and cash equivalents                                        8,347              (5,780)
Cash and cash equivalents at beginning of period                                           12,450               8,049
                                                                                      -----------         -------------
Cash and cash equivalents at end of period                                                $20,797              $2,269
                                                                                      ===========         =============

 Supplemental cash flow information:
    Cash paid for interest                                                               $102,122             $77,089
                                                                                      ===========         =============

 Supplemental disclosure of non-cash activity:
    $154.6 million of mortgage loans held for investment were transferred to collateral for CMOs in 1996 in association with the issuance of a CMO.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. INMC Mortgage Holdings, Inc. has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of INMC Mortgage Holdings, Inc. and its qualified REIT subsidiaries ("INMC"). The mortgage loan conduit operations are primarily conducted through IndyMac Inc. ("IndyMac"), a taxable corporation, which is not consolidated with INMC for financial reporting or income tax purposes. INMC owns all of the preferred stock and a 99% economic interest in IndyMac. INMC's investment in IndyMac is accounted for under a method similar to the equity method. As used herein, the "Company" includes INMC and IndyMac and their respective subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation of INMC. Certain reclassifications have been made to the financial statements for prior periods to conform to the June 30, 1997 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in INMC's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - ALLOWANCE FOR CREDIT LOSSES

During the six months ended June 30, 1997, INMC added $7.8 million to its allowance for credit losses. The allowance for credit losses totaled $21.4 million at June 30, 1997, and primarily includes reserves for mortgage loans held for investment, construction loans, warehouse lines of credit and CMOs in the amounts of $16.4 million, $3.2 million, $1.5 million and $300,000, respectively. INMC recorded chargeoffs of $3.4 million and $2.1 million during the six months ended June 30, 1997 and 1996, respectively.

NOTE C - MORTGAGE SECURITIES

Mortgage securities consist of subordinated securities, principal-only and interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of excess master servicing fees sold by IndyMac to INMC and subsequently securitized by INMC, which are classified and accounted for as available for sale, and also include securitized excess master servicing fees acquired by INMC in connection with the securitization of mortgage loans held for sale by IndyMac, which are classified and accounted for as trading securities. Contractual maturities on the mortgage securities range from 10 to 30 years.

Following is the estimated fair value of INMC's mortgage securities as of June 30, 1997 and December 31, 1996:

                                                               Gross                  Gross                      Estimated
                                     Amortized               Unrealized             Unrealized                      Fair
         (Dollars in thousands)        Cost                    Gains                  Losses                       Value
                                       ----                    -----                  ------                       -----
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1997
  Securitized Master Servicing Fees   $ 23,612                   $    -                 $      -                   $ 23,612
  Other Mortgage Securities             44,787                        -                        -                     44,787
                                      --------                   ------                 --------                   --------
    Total Trading                       68,399                        -                        -                     68,399

  Securitized Master Servicing Fees     80,465                    2,198                   (6,333)                    76,330
  Other Mortgage Securities            253,733                    2,197                     (482)                   255,448
                                      --------                   ------                 --------                   --------
    Total Available for Sale           334,198                    4,395                   (6,815)                   331,778
                                      --------                   ------                 --------                   --------
        Total                         $402,597                   $4,395                 $ (6,815)                  $400,177
                                      ========                   ======                 ========                   ========

December 31, 1996
  Securitized Master Servicing Fees   $ 25,570                   $    -                 $      -                   $ 25,570
  Other Mortgage Securities              7,439                        -                        -                      7,439
                                      --------                   ------                 --------                   --------
    Total Trading                       33,009                        -                        -                     33,009
  Securitized Master Servicing Fees     87,457                    1,159                  (10,486)                    78,130
  Other Mortgage Securities            118,480                    2,209                      (48)                   120,641
                                      --------                   ------                 --------                   --------
   Total Available for Sale            205,937                    3,368                  (10,534)                   198,771
                                      --------                   ------                 --------                   --------
        Total                         $238,946                   $3,368                 $(10,534)                  $231,780
                                      ========                   ======                 ========                   ========

As of June 30, 1997, all of INMC's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.

NOTE D - INVESTMENT IN INDYMAC (Unaudited)
------------------------------------------

Summarized financial information for IndyMac follows:

             (Dollars in thousands)                       June 30, 1997            December 31, 1996
----------------------------------------------------------------------------------------------------
Loans held for sale, net                                       $224,310                     $ 86,962
Mortgage securities                                             550,800                      541,672
Master servicing fees receivable                                 44,009                       44,239
Other assets                                                     46,204                       38,232
                                                               --------                     --------
Total assets                                                   $865,323                     $711,105
                                                               ========                     ========

Repurchase agreements and other credit facilities              $649,738                     $496,052
Due to INMC                                                     105,510                      130,153
Accounts payable and accrued liabilities                         53,411                       44,243
Shareholders' equity                                             56,664                       40,657
                                                               --------                     --------
    Total liabilities and shareholders' equity                 $865,323                     $711,105
                                                               ========                     ========

------------------------------------------------------

                                                            Quarter ended                    Six months, ended
                                                              June 30,                            June 30,
                                                   -----------------------------------------------------------------
         (Dollars in thousands)                     1997              1996                  1997           1996
                                                   -----------------------------------------------------------------
                                                              (as adjusted)                            (as adjusted)
Interest income
   Loans held for sale                             $ 3,740           $   829                $ 5,269          $ 2,307
   Mortgage securities                              10,321            10,390                 20,526           19,613
   Master servicing fees receivable, net             2,835               438                  4,823            1,184
                                                   -----------------------------------------------------------------
          Total interest income                     16,896            11,657                 30,618           23,104

Interest expense                                    12,335            10,112                 23,061           18,854
                                                   -----------------------------------------------------------------
          Net interest income                        4,561             1,545                  7,557            4,250

Gain on sale of loans and securities                11,575            10,920                 28,086           19,801
Other                                                  763               477                  1,095              725
                                                   -----------------------------------------------------------------
          Net revenues                              16,899            12,942                 36,738           24,776

Salaries                                             7,663             4,703                 14,770            8,583
General and administrative expense                   4,511             1,901                  8,698            3,587
Management fees to affiliate                             -               467                    757              910
                                                   -----------------------------------------------------------------
         Total expenses                             12,174             7,071                 24,225           13,080

Earnings before income tax provision                 4,725             5,871                 12,513           11,696
Income tax provision                                 1,962             2,499                  5,242            5,044
                                                   -----------------------------------------------------------------

Net earnings                                       $ 2,763           $ 3,372                $ 7,271          $ 6,652
                                                   =================================================================

Allowance for Credit Losses.   IndyMac's allowance for credit losses related to
loans held for sale totaled $1.3 million at June 30, 1997. IndyMac recorded chargeoffs of $754,000 and $18,000 during the six months ended June 30, 1997 and 1996, respectively.

Mortgage Securities. Mortgage securities consist of subordinated securities, principal-only and interest-only securities. Interest-only securities are comprised primarily of securitized excess master servicing fees retained in connection with the securitization of mortgage loans held for sale. IndyMac restated its 1996 financial statements to classify and account for certain subordinated securities, principal-only and interest-only securities retained in connection with IndyMac's securitization activities as trading, in accordance with SFAS No. 115.

------------------------------------------------------

Contractual maturities on the mortgage securities range from 10 to 30 years. Following is the estimated fair value of IndyMac's mortgage securities as of June 30, 1997 and December 31, 1996:

                                                                        Gross                Gross             Estimated
                                                 Amortized            Unrealized           Unrealized            Fair
                   (Dollars in thousands)         Cost                 Gains                Losses             Value
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1997
    Securitized Master Servicing Fees            $223,898              $       -          $         -           $223,898
    Other Mortgage Securities                     276,150                      -                    -            276,150
                                                 --------              ---------          -----------           --------
      Total Trading                               500,048                      -                    -            500,048

Other Mortgage Securities Available for Sale       50,233                  1,418               (1,031)            50,620
                                                 --------              ---------          -----------           --------
      Total                                      $550,281              $   1,418          $    (1,031)          $550,668
                                                 ========              =========          ===========           ========
December 31,1996
  Securitized Master Servicing Fees              $209,190              $       -          $         -           $209,190
  Other Mortgage Securities                      $199,676                      -                    -            199,676
                                                 --------              ---------          -----------           --------
     Total Trading                                408,866                      -                    -            408,866

Other Mortgage Securities Available for Sale      147,482                  2,815              (17,491)           132,806
                                                 --------              ---------          -----------           --------
Total                                            $556,348                 $2,815          $   (17,491)          $541,672
                                                 ========              =========          ===========           ========

During the quarter ended June 30, 1997, IndyMac sold mortgage securities classified as available-for-sale with an amortized cost of $5.0 million (based upon specific identification) for proceeds of $6.0 million, resulting in gross realized gains of $1.0 million. There were no realized losses during the quarter ended June 30, 1997. For the six months ended June 30, 1997, IndyMac sold mortgage securities classified as available-for-sale with an amortized cost of $25.4 million (based upon specific identification) for proceeds of $29.6 million, resulting in gross realized gains of $4.2 million. There were no realized losses during the six months ended June 30, 1997. For the six month period ended June 30, 1996, IndyMac sold mortgage securities available-for-sale with an amortized cost of $22.4 million for proceeds of $26.6 million, resulting in a gross realized gain of $4.2 million. There were no realized losses during the six months ended June 30, 1996. The estimated fair value as of June 30, 1997 in the above table reflects decreases in market interest rates during the first six months of 1997.

As of June 30, 1997, all of IndyMac's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.

NOTE E - SUBSEQUENT EVENTS

On July 1, 1997, INMC and Countrywide Credit Industries, Inc. ("CCR") completed a transaction whereby INMC acquired all of the outstanding stock of its manager, Countrywide Asset Management Corporation ("CAMC"), from CCR in exchange for 3,440,860 new shares of common stock of INMC. The transaction was approved in January, 1997 by a Special Committee consisting of the independent Directors of INMC, by the full Board of Directors of INMC, and by the full Board of Directors of CCR. The transaction was then approved by INMC's shareholders at their Annual Meeting held on June 24, 1997. Following consummation of the transaction, CAMC was merged into INMC, and INMC became a self-managed REIT.

INMC will account for its merger with CAMC for book purposes as the settlement of its management contract, which will result in a non-recurring charge for INMC of approximately $75 million and a reported loss during the third quarter of 1997. For tax purposes, the transaction represents a tax-free exchange of shares with CCR, and will not have a material effect on INMC's taxable income. Accordingly, INMC's dividends will not be affected by the charge since it will be taken for book purposes only, not for tax purposes.

At its 1997 Annual Meeting, INMC also obtained the approval of its shareholders to change its name to "INMC Mortgage Holdings, Inc." from it's former name of "CWM Mortgage Holdings, Inc." This change was effective on July 1, 1997 and included the changing of INMC's NYSE trading symbol from "CWM" to "NDE."

On July 15, 1997, the Board of Directors declared a cash dividend of $0.43 per share to be paid on, September 2, 1997 to shareholders of record on July 28, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

INMC Mortgage Holdings, Inc. was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "INMC" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and IndyMac and its consolidated subsidiaries, which are not consolidated with INMC for financial reporting or tax purposes.

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators, including subprime mortgage loans (i.e., "A- through D paper" mortgages). The Company and its sellers negotiate whether such sellers will retain, or the Company will purchase the rights to service the mortgage loans delivered by such sellers to the Company. All loans purchased by INMC, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to IndyMac at the same price at which the loans were acquired by INMC pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac does not purchase any loans from entities other than INMC. Additionally, IndyMac's conduit operations include the purchase or origination, securitization and sale of consumer and mortgage loans secured by manufactured housing and home improvements.

The Company's principal sources of income from its conduit operations are gains recognized on the sale or securitization of mortgage and consumer loans, the net spread between interest earned on mortgage and consumer loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and master servicing fee income.

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

FINANCIAL CONDITION

CONDUIT OPERATIONS: During the first six months of 1997, INMC purchased $2.4 billion of non-conforming mortgage loans, including $78 million of subprime mortgage loans. In addition, the Company purchased $89 million of manufactured housing loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through IndyMac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through INMC, invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During the first six months of 1997, IndyMac sold $1.4 billion of its prime mortgage loans through the issuance of five series of multiple-class MBS in the form of REMIC securities and two whole loan sales. There were no subprime or manufactured housing loan securitizations or loan sales during the first six months of 1997. At June 30, 1997, the Company had committed to purchase $787 million of mortgage loans from various mortgage originators. The IndyMac master servicing portfolio at June 30, 1997 had an aggregate outstanding principal balance of $11.5 billion with a weighted average coupon of 8.53%.

MORTGAGE LOANS HELD FOR INVESTMENT:   INMC's $1.6 billion portfolio of mortgage
loans held for investment at June 30, 1997 consisted of $1.2 billion of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods, $310 million of mortgage loans which have a fixed rate for a period of three to ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually, and $112 million of fixed-rate mortgage loans. The weighted average coupon of mortgage loans held for investment by INMC at June 30, 1997 was 8.34%. INMC finances mortgage loans held for investment with repurchase agreements and other credit facilities which reprice at intervals ranging from overnight to two months as of June 30, 1997. INMC also utilizes interest rate swap agreements to manage interest rate exposure on its portfolio of mortgage loans held for investment. The allowance for losses related to mortgage loans held for investment totaled $16.4 million at June 30, 1997. Chargeoffs related to mortgage loans held for investment totaled $3.4 million for the six months ended June 30, 1997.

CONSTRUCTION LENDING OPERATIONS: At June 30, 1997, INMC's Builder Division had commitments to fund construction loans of $965 million with outstanding principal balances of $489 million. The Consumer Division had commitments to fund construction-to-permanent and home improvement loans of $325 million at June 30, 1997 with outstanding principal balances of $197 million. The allowance for losses related to construction loans totaled $3.2 million at June 30, 1997. Chargeoffs totaled $70,000 related to construction loans during the six months ended June 30, 1997. The Company had outstanding borrowings under various revolving credit facilities totaling $422 million at June 30, 1997 associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS: At June 30, 1997, INMC had extended commitments to make warehouse and related loans in an aggregate amount of $770 million, of which $268 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $1.5 million at June 30, 1997. There were no chargeoffs against such allowance during the six months ended June 30, 1997. Repurchase agreements associated with INMC's financing of these warehouse lines of credit totaled $229 million at June 30, 1997.

CMO PORTFOLIO: As of June 30, 1997, the CMO Portfolio was comprised of 9 series of CMOs. Collateral for CMOs decreased to $268 million at June 30, 1997 from $289 million at December 31, 1996. This decrease of $21 million is primarily the result of repayments (including prepayments and premium and discount amortization) of $19.7 million, a decrease in guaranteed investment contracts ("GICs") held by trustees of $1.2 million and a decrease in accrued interest receivable of $100,000. The fair value of the collateral for CMOs totaled $262 million and $282 million at June 30, 1997 and December 31, 1996, respectively. INMC's CMOs outstanding decreased to $244 million at June 30, 1997 from $264 million at December 31, 1996. This decrease of $20 million resulted from principal payments and discount amortization on CMOs of $19.7 million and a decrease in accrued interest payable on CMOs of $300,000.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

NET EARNINGS: INMC's net earnings were $22.7 million or $.43 per share, based on 53,296,345 weighted average shares outstanding for the quarter ended June 30, 1997, compared to $16.4 million or $0.37 per share, based on 44,649,927 weighted average shares outstanding for the quarter ended June 30, 1996.

The increase of $6.3 million in second quarter earnings resulted primarily from an increase in net interest income of $8.7 million and an increase of $1.5 million in unrealized gain on securities, offset by an increase of $1.0 million, $1.1 million and $1.3 million in salaries, general and administrative expenses, and provision for loan losses, respectively, and a decrease of $900,000 from equity in earnings of IndyMac.

INTEREST INCOME:   Total interest income was $83.9 million for the quarter ended
June 30, 1997 and $57.2 million for the quarter ended June 30, 1996. The increase in interest income of $26.7 million is primarily due to increases in interest earnings on construction loans, mortgage loans held for investment, manufactured housing loans, mortgage loans held for sale, and mortgage securities of $11.6 million, $5.7 million, $3.9 million, $2.1 million, and $3.2 million, respectively.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $28.3 million and $22.6 million, resulting in effective yields of 7.47% and 7.95%, for the quarters ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $1.5 billion for the second quarter of 1997 from $1.1 billion during the second quarter of 1996.

Interest income earned on mortgage loans held for sale totaled $16.2 million and $14.2 million, resulting in effective yields of 8.71% and 8.91%, for the quarters ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $747.8 million for the quarter ended June 30, 1997 from $642.7 million for the quarter ended June 30, 1996.

Interest income on manufactured housing loans totaled $3.9 million and $150,000 with interest earned at effective yields of 10.34% and 9.90%, for the quarters ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $150.2 million during the second quarter of 1997 from $6.1 million during the second quarter of 1996.

Interest income on construction loans totaled $17.5 million and $5.9 million with interest earned at effective yields of 10.97% and 12.71%, for the quarters ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $640.1 million during the second quarter of 1997 from $188.0 million during the second quarter of 1996.

Interest income on collateral for CMOs was $5.2 million and $6.0 million for the quarters ended June 30, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $272.9 million for the quarter ended June 30, 1997 compared to $319.7 million for the quarter ended June 30, 1996, offset by an increase in the effective yield earned on the collateral for CMOs to 7.64% in the second quarter of 1997 from 7.59% in the second quarter of 1996.
Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio, the delay in the receipt of prepayments and the temporary investment of cash payments in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

Mortgage securities consist of subordinated securities, principal-only and interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of excess master servicing fees sold by IndyMac to INMC and subsequently securitized by INMC, which are classified and accounted for as available for sale, and also include securitized excess master servicing fees acquired by INMC in connection with the securitization of mortgage loans held for sale by IndyMac, which are classified and accounted for as trading securities. Net income related to mortgage securities totaled $5.5 million during the second quarter of 1997 as compared to $2.3 million for the second quarter of 1996.

Interest income earned on revolving warehouse lines of credit totaled $4.4 million and $3.8 million, at effective yields of 9.03% and 8.74%, for the quarters ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $195.2 million during the second quarter of 1997 from $176.4 million during the second quarter of 1996.

INTEREST EXPENSE: For the quarters ended June 30, 1997 and 1996, total interest expense was $55.9 million and $37.9 million, respectively. This increase in interest expense of $18.0 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $19.0 million, offset by a decline in interest expense related to CMOs of $1.0 million.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $49.7 million for the quarter ended June 30, 1997, compared to $30.7 million for the quarter ended June 30, 1996. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $3.1 billion for the quarter ended June 30, 1997 compared to $2.0 billion for the quarter ended June 30, 1996 and an increase in the weighted average effective rate applicable to such indebtedness to 6.46% for the quarter ended June 30, 1997 from 6.17% for the quarter ended June 30, 1996.

Interest expense on senior unsecured notes totaled $1.4 million and $1.3 million, resulting in effective rates of 9.25% and 9.22% for the second quarter of 1997 and 1996, respectively.

Interest expense on CMOs was $4.9 million and $5.9 million for the quarters ended June 30, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $249.8 million for the quarter ended June 30, 1997 from $293.0 million for the quarter ended June 30, 1996, combined with a decrease in the effective rate on the CMOs to 7.86% in the second quarter of 1997 from 8.12% in the second quarter of 1996.

EQUITY IN EARNINGS OF INDYMAC: The 1997 second quarter earnings of $2.8 million for IndyMac, in which INMC has a 99% economic interest, resulted principally from net interest income of $4.6 million and gain on sale of mortgage loans and securities of $11.6 million, offset by salaries, general and administrative expenses of $12.2 million, and income taxes of $2.0 million.

During the second quarter of 1996, IndyMac's earnings totaled $3.4 million which resulted principally from net interest income of $1.5 million and gain on sale of mortgage loans and securities of $10.9 million, offset by salaries, general and administrative expenses of $6.6 million, management fees of $467,000 and income taxes of $2.5 million. IndyMac's interest income related to mortgage securities totaled $10.3 million during the second quarter of 1997 compared to $10.4 million during the second quarter of 1996.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $2.1 million in salaries, general and administrative expenses for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 is primarily the result of the increased personnel and expenses deemed necessary to support the growth in the operations of INMC and its qualified REIT subsidiaries.

MANAGEMENT FEES: Management fees paid by INMC to CAMC were $2.1 million for both the three months ended June 30, 1997 and 1996.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

NET EARNINGS: INMC's net earnings were $44 million or $0.85 per share, based on 51,674,810 weighted average shares outstanding for the six months ended June 30, 1997, compared to $31.7 million or $0.72 per share, based on 43,877,750 weighted average shares outstanding for the six month ended June 30, 1996.

The increase of $12.3 million in 1997 earnings resulted primarily from an increase in net interest income of $17.2 million and an increase of $1.4 million in unrealized gain on securities, offset by an increase of $2.4 million, $2.4 million, and $2.8 million in salaries, general and administrative expenses, and the provision for loan losses, respectively.

INTEREST INCOME:   Total interest income was $159.1 million for the six months ended June 30, 1997 and $116.2 million for the six months ended June 30, 1996. The increase in interest income of $42.9 million is primarily due to increases in interest earnings on construction loans, mortgage loans, manufactured housing loans, and mortgage securities, of $21.8 million, $8.9 million, $6.8 million, and $4.0 million, respectively.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $55.2 million and $49.7 million, resulting in effective yields of 7.97% and 8.23%, for the six months ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $1.4 billion for the first six months of 1997 from $1.2 billion for the first six months of 1996.

Interest income earned on mortgage loans held for sale totaled $31.4 million and $28.2 million, resulting in effective yields of 8.70% and 8.80%, for the six months ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $728 million for the six months ended June 30, 1997 from $645 million for the six months ended June 30, 1996.

Interest income on manufactured housing loans totaled $6.8 million and $150,000 with interest earned at effective yields of 10.23% and 9.86%, for the six months ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $133.3 million for the first six months of 1997 from $3.1 million for the first six months of 1996.

Interest income on construction loans totaled $32.2 million and $10.4 million, with interest earned at effective yields of 11.73% and 12.65%, for the six months ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $554 million from $166 million for the six months ended June 30, 1997 and 1996, respectively.

Interest income on collateral for CMOs was $10.6 million and $11.4 million for the six months ended June 30, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $277 million for the six months ended June 30, 1997 compared to $304 million for the six months ended June 30, 1996, offset by an increase in the effective yield earned on the collateral for CMOs to 7.70% in the six months of 1997 from 7.52% in the six months of 1996. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio, the delay in the receipt of prepayments and the temporary investment of cash payments in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

Mortgage securities consist of subordinated securities, principal-only and interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of excess master servicing fees sold by IndyMac to INMC and subsequently securitized by INMC, which are classified and accounted for as available for sale, and also include securitized excess master servicing fees acquired by INMC in connection with the securitization of mortgage loans held for sale by IndyMac, which are classified and accounted for as trading securities. Net income related to mortgage securities totaled $8.8 million during the first six months of 1997 as compared to $4.8 million for the first six months of 1996.

Interest income earned on revolving warehouse lines of credit totaled $8.4 million and $7.7 million, at effective yields of 9.09% and 8.72%, for the six months ended June 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $187 million for the six months ended June 30, 1997 from $176 million for the six months ended June 30, 1996.

INTEREST EXPENSE: For the six months ended June 30, 1997 and 1996, total interest expense was $104.1 million and $78.4 million, respectively. This increase in interest expense of $25.7 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $27.0 million, offset by a decline in interest expense related to CMOs of $1.4 million.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans and master servicing fees receivable totaled $91.2 million for the six months ended June 30, 1997, compared to $64.2 million for the six months ended June 30, 1996. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding for the period to $3.0 billion for the six months ended June 30, 1997 compared to $2.1 billion for the six months ended June 30, 1996 and a decrease in the weighted average effective rate applicable to such indebtedness to 6.09% for the six months ended June 30, 1997 from 6.28% for the six months ended June 30, 1996.

Interest expense on senior unsecured notes totaled $2.8 million and $2.7 million, resulting in effective rates of 9.30% and 9.22% for the six months ended June 30, 1997 and 1996, respectively.

Interest expense on CMOs was $10.1 million and $11.5 million for the six months ended June 30, 1997 and 1996, respectively. This decrease was primarily attributable to an decrease in average aggregate CMOs outstanding to $255 million for the six months ended June 30, 1997 from $278 million for the six months ended June 30, 1996, combined with a decrease in the effective rate on the CMOs to 8.00% in the six months ended 1997 from 8.33% in the six months ended of 1996.

EQUITY IN EARNINGS OF INDYMAC: The six months earnings of $7.3 million for IndyMac, in which INMC has a 99% economic interest, resulted principally from net interest income of $7.6 million and gain on sale of mortgage loans and securities of $28.1 million, offset by salaries, general and administrative expenses of $23.5 million: and income taxes of $5.2 million. Additionally, equity in earnings of IndyMac, in INMC's consolidated statement of earnings, was adjusted during the first quarter by $205,000 to reflect the cumulative effect on IndyMac's earnings through December 31, 1996 of IndyMac's restatement of its financial statements, reflecting the reclassification of its portfolio of mortgage securities retained in connection with the securitization of loans from both available for sale and held to maturity to trading securities. Because the effect of this adjustment was not material to INMC's earnings, INMC did not restate its earnings at December 31, 1996 in it's 1996 Form 10-K/A.

During the first six months of 1996, IndyMac's earnings totaled $6.7 million which resulted principally from net interest income of $4.3 million and gain on sale of mortgage loans and securities of $19.8 million, offset by salaries, general and administrative expenses of $12.2 million, management fees of $1.0 million and income taxes of $5.0 million. IndyMac's interest income related to mortgage securities totaled $20.5 million for the first six months of 1997 compared to $19.6 million for the first six months of 1996.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $4.8 million in salaries, general and administrative expenses for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 is primarily the result of the increased personnel and expenses deemed necessary to support the growth in the operations of INMC and its qualified REIT subsidiaries.

MANAGEMENT FEES: For the six months ended June 30, 1997, management fees paid by INMC to CAMC were $4.4 million compared to $4.1 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of CMOs, repurchase agreements, bank debt, other borrowings and common stock to meet its liquidity requirements. In addition, in connection with its mortgage conduit operations, IndyMac issues REMIC securities from time to time to help meet such requirements.

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

In May 1995, the Company entered into a credit facility with a syndicate of commercial banks led by First Union National Bank. This facility primarily finances mortgage loans, builder construction loans, and master servicing assets. In September 1996, the Company amended this credit facility to expand the number of lenders and the available committed borrowings from $300 million to $405 million and to increase financing available for builder construction loans. In July 1997, the Company again amended this credit facility to increase the available committed borrowings from $405 million to $500 million. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed.

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

The Company has from time to time raised additional capital through secondary public offerings. Since the inception of its new business plan in 1993, the Company has raised a total of $205 million in connection with such secondary offerings. The Company also raises new equity capital primarily through the optional cash payment feature of its Dividend Reinvestment Plan. During the second quarter of 1997 the Company raised $29.7 million and a total of $79 million for the first six months of 1997 through such Dividend Reinvestment Plan. During 1996 and 1995, the Company raised $133 million and $25 million, respectively, through such Dividend Reinvestment Plan.

During the first quarter of 1996, the Company issued one series of CMOs in an aggregate principal amount of $146 million, secured by collateral consisting of mortgage loans with an aggregate principal balance of $155 million.

The REIT provisions of the Internal Revenue Code restrict INMC's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio, conduit, commercial lending and other operations by requiring INMC to distribute to its shareholders substantially all of its taxable income from operations. Certain of the Company's material businesses, including its mortgage conduit and commercial lending operations, are known to require significant and continuing commitments of capital resources.

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

CASH FLOWS

Operating Activities - Net cash used in operating activities totaled $389 million for the six months ended June 30, 1997 in comparison to $156 million for the six months ended June 30, 1996. The primary operating activity for which cash was used during the six months ended June 30, 1997 was the acquisition of mortgage loans and manufactured housing loans held for sale.

Investing Activities - Net cash used in investing activities totaled $659 million for the six months ended June 30, 1997 compared to a net cash provided by investing activities of $107 million for the six months ended June 30, 1996. The primary investing activity for which cash was used during the six months ended June 30, 1997 was the funding of construction loans receivable and acquisition of mortgage loans held for investment.

Financing Activities - Net cash provided by financing activities amounted to $1.1 billion for the six months ended June 30, 1997 compared to $43 million for the six months ended June 30, 1996. The increase in cash provided by financing activities was primarily the result of new borrowings under repurchase agreements and other credit facilities and proceeds of common stock issuances pursuant to the Dividend Reinvestment and Stock Purchase Plan during the six months ended June 30, 1997.

EFFECT OF INTEREST RATE CHANGES

Due to the characteristics of certain financial assets and liabilities of the Company, and the nature of the Company's business activities, the Company's financial position and results of operations may be affected by changes in market interest rates. With respect to its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company caused by changes in market interest rates. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values are expected to move inversely to each other in response to movements in market interest rates. However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment.

Financial assets of the Company that tend to increase in value as interest rates increase, and decline in value as interest rates decrease, include securitized excess master servicing fees and master servicing fees receivable. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore results in higher implicit yields. As of June 30, 1997, INMC and IndyMac on a combined basis held $324 million of securitized excess master servicing fees and master servicing fees receivable. Of the $324 million aggregate amount, $248 million of such assets are classified as trading securities in accordance with the requirements of SFAS 115 since they were acquired in connection with the securitization of loans held for sale by IndyMac.

Financial instruments of the Company that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, include fixed rate subordinated securities, principal-only securities and inverse-floater securities. Similar to the securitized master servicing fees, the principal-only and inverse floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return. If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only and inverse-floater security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and inverse floater security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by the Company and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to any increases in market interest rates. As of June 30, 1997, INMC and IndyMac on a combined basis held $627 million of fixed and adjustable rate subordinated securities, principal-only and inverse floater securities. Of the $627 million aggregate amount, $321 million of such securities are classified as trading securities.

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

The Company is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage or manufactured housing loans, thus decreasing the volume of loans available to be purchased through the Company's mortgage conduit operations, or financed through the Company's construction and warehouse lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher mortgage payments.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the annual meeting of INMC's stockholders held on June 24, 1997, the stockholders voted to re-elect INMC's directors. The votes cast in this regard were as follows: David S. Loeb - 48,882,441 for and 1,111,191 withheld; Angelo
R. Mozilo - 48,911,663 for and 1,081,969 withheld; Lyle E. Gramley - 48,906,085 for and 1,087,547 withheld; Thomas J. Kearns - 48,910,046 for and 1,083,586 withheld; and Frederick J. Napolitano - 48,906,684 for and 1,086,948 withheld. In addition, the stockholders voted to approve the merger of CAMC with and into INMC. The votes cast on this proposal were as follows: 33,862,359 in favor; 364,366 against; 373,369 abstaining; and 15,393,538 representing broker non-votes. INMC's stockholders voted to approve amendments to INMC's Bylaws to delete references to the management of INMC by an outside management company and certain related provisions. The votes cast on this proposal were as follows:
33,732,470 in favor; 418,001 against; 449,623 abstaining; and 15,393,538 representing broker non-votes. INMC's stockholders voted to approve an amendment to the Certificate of Incorporation changing INMC's name from "CWM Mortgage Holdings, Inc." to "INMC Mortgage Holdings, Inc." The votes cast on this proposal were as follows: 48,888,176 in favor; 625,389 against; 480,067 abstaining; and 0 representing broker non-votes. INMC's stockholders voted to approve an amendment to the INMC 1996 Stock Incentive Plan to increase the annual per person limit for benefits payable under the plan. The votes cast on this proposal were as follows: 42,835,148 in favor; 6,119,432 against; 797,739 abstaining; and 241,313 representing broker non-votes. INMC's stockholders voted to approve the annual cash bonus provisions of the Employment Agreement of Michael W. Perry. The votes cast on this proposal were as follows: 46,694,818 in favor; 2,123,141 against; 997,360 abstaining; and 178,313 representing broker non-votes. Finally, INMC's stockholders voted to ratify the selection of Grant Thornton LLP as INMC's independent certified public accountants for the fiscal year ending December 31, 1997. The votes cast on this proposal were as follows:
49,478,216 in favor; 175,744 against; 339,672 abstaining; and 0 representing broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits
             --------

             2.1* Agreement and Plan of Merger dated as of January 29, 1997 among INMC Mortgage Holdings, Inc., formerly known as CWM Mortgage Holdings, Inc. (the "Company"), Countrywide Asset Management Corporation ("CAMC"), and Countrywide Credit Industries, Inc. ("CCR") (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on May 21, 1997).

             2.2* Registration Rights Agreement dated as of July 1, 1997 among the Company and CCR (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the SEC on May 21, 1997).

             3.1  Certificate of Incorporation  of the Company, as amended.

             3.2  Bylaws of the Company, as amended.

             4.1 1996 Stock Incentive Plan adopted May 29, 1996, as amended June 24, 1997.

             10.1 Employment Agreement dated January 1, 1997 between CAMC and
                  Richard H. Wohl.

             27   Financial Data Schedule

             *  Incorporated by reference.

         (b) Reports on Form 8-K.
             --------------------

             None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 14, 1997.



                          INMC MORTGAGE HOLDINGS, INC.


                          By:  /s/ Michael W. Perry
                               -------------------
                               Michael W. Perry
                               President and Chief Operating Officer



                          By:  /s/ James P. Gross
                               -----------------
                               James P. Gross
                               Senior Vice President and Chief Financial Officer