Form 10-Q
period 1997-09-30
INMC MORTGAGE HOLDINGS INC
filed 1997-11-14
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1997

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

     Common stock outstanding as of  September 30, 1997: 59,886,543 shares

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                SEPTEMBER 30,               DECEMBER 31,
                                                                                    1997                       1996
                                                                                --------------             --------------
                                                                                 (UNAUDITED)
ASSETS
   Loans:
      Mortgage loans held for investment, net                                      $1,776,738                 $1,210,891
      Manufactured housing loans held for investment, net                              29,295                     25,822
      Mortgage loans held for sale - prime                                            628,574                    404,346
      Mortgage loans held for sale - subprime                                         134,102                    177,913
      Manufactured housing loans held for sale                                         53,321                     74,949
      Construction loans receivable, net                                              848,152                    460,546
      Revolving warehouse lines of credit, net                                        371,623                    251,032
   Mortgage securities                                                                455,387                    231,780
   Collateral for CMOs                                                                258,959                    289,054
   Investment in and advances to IndyMac                                              182,245                    169,730
   Cash and cash equivalents                                                           14,952                     12,450
   Other assets                                                                        77,352                     47,546
                                                                                   ----------                 ----------
          Total assets                                                             $4,830,700                 $3,356,059
                                                                                   ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Repurchase agreements and other credit facilities                               $3,880,988                 $2,531,509
   Collateralized mortgage obligations                                                234,643                    264,080
   Senior unsecured notes                                                              59,854                     59,759
   Accounts payable and accrued liabilities                                            26,249                     22,287
                                                                                   ----------                 ----------
          Total liabilities                                                         4,201,734                  2,877,635

   Shareholders' equity
      Common stock - authorized, 100,000,000 shares of
          $.01 par value; issued and outstanding, 59,886,543
          shares at September 30, 1997 and 50,200,146 at
          December 31, 1996                                                               599                        502
      Additional paid-in capital                                                      695,669                    490,695
      Net unrealized gain (loss) on available-for-sale mortgage securities:
          Held by INMC                                                                    297                     (7,166)
          Held by IndyMac                                                               2,294                     (8,427)
      Cumulative earnings                                                             214,260                    219,135
      Cumulative distributions to shareholders                                       (284,153)                  (216,315)
                                                                                   ----------                 ----------
          Total shareholders' equity                                                  628,966                    478,424
                                                                                   ----------                 ----------
      Total liabilities and shareholders' equity                                   $4,830,700                 $3,356,059
                                                                                   ==========                 ==========

INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                          QUARTER ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                    --------------------------   --------------------------
                                                        1997           1996          1997          1996
                                                    -----------    -----------   -----------    -----------
REVENUES
   Interest income
     Mortgage loans held for investment             $    32,984    $    22,039   $    88,206    $    71,749
     Manufactured housing loans held for investment         660              -         1,956              -
     Mortgage loans held for sale                        18,171         15,837        49,583         43,909
     Manufactured housing loans held for sale             1,575          1,198         7,043          1,349
     Construction loans                                  19,488          8,294        51,707         18,716
     Revolving warehouse lines of credit                  6,694          3,860        15,118         11,510
     Mortgage securities                                  7,099          2,759        15,935          7,556
     Collateral for CMOs                                  4,916          5,753        15,513         17,121
     Advances to IndyMac                                  2,378          1,837         7,618          5,743
     Other                                                   85            116           468            256
                                                    -----------    -----------   -----------    -----------
       Total interest income                             94,050         61,693       253,147        177,909

   Interest expense
     Repurchase agreements and other credit facilities   58,150         32,589       149,371         96,744
     CMOs                                                 4,758          5,658        14,859         17,183
     Senior unsecured notes                               1,379          1,379         4,136          4,121
                                                    -----------    -----------   -----------    -----------
       Total interest expense                            64,287         39,626       168,366        118,048
                                                    -----------    -----------   -----------    -----------
       Net interest income                               29,763         22,067        84,781         59,861

   Provision for loan losses                              6,300          3,924        14,100          8,973
                                                    -----------    -----------   -----------    -----------
       Net interest income after provision
            for loan losses                              23,463         18,143        70,681         50,888

   Equity in earnings of IndyMac                          7,540          4,877        14,534         12,068
   Gain on mortgage loans and securities                    198              -         1,316              -
   Other                                                  1,692            662         4,760          1,782
                                                    -----------    -----------   -----------    -----------
       Net revenues                                      32,893         23,682        91,291         64,738

EXPENSES
   Salaries and related expenses                          3,465          2,400         9,323          5,894
   General and administrative                             2,304          1,036         6,437          2,728
   Management fees to affiliate                               -          2,356         4,406          6,499
   Non-recurring charges                                 76,000              -        76,000              -
                                                    -----------    -----------   -----------    -----------
       Total expenses                                    81,769          5,792        96,166         15,121

NET EARNINGS                                        $   (48,876)   $    17,890   $    (4,875)   $    49,617
                                                    ============   ===========   ===========    ===========

EARNINGS PER SHARE                                  $     (0.83)   $      0.39   $     (0.09)   $      1.11

Weighted average shares outstanding                  58,690,733     46,206,369    54,427,901     44,649,235

INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)                                                          NINE MONTHS ENDED
(Unaudited)                                                                               September 30,
                                                                                 ---------------------------------
                                                                                    1997                  1996
                                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings/(loss)                                                            $    (4,875)          $    49,617
  Adjustments to reconcile net earnings to net cash
      used in operating activities:
      Amortization and depreciation                                                   21,321                16,262
      Provision for loan losses                                                       14,100                 8,973
      Equity in earnings of IndyMac                                                  (14,534)              (12,068)
      Unrealized gain on trading securities                                           (2,287)                 -
      Issuance of common stock as settlement of management contract                   72,000                  -
  Purchases of mortgage loans held for sale                                       (3,101,601)           (3,008,820)
  Sale of and payments from mortgage loans held for sale                           2,846,287             2,841,440
  Net purchases of manufactured housing loans held for sale                           21,284               (69,421)
  Net purchases of trading securities                                                (50,825)                 -
  (Increases)/decreases in other assets                                              (25,110)                1,860
  Decreases in other liabilities                                                       3,662                 8,710
                                                                                 -----------           -----------
    Net cash used in operating activities                                           (220,578)             (163,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage loans held for investment                                   (864,421)              (45,910)
  Payments from mortgage loans held for investment                                   356,573               231,033
  Net increase in construction loans receivable                                     (391,686)             (208,612)
  Purchases of mortgage securities available-for-sale                               (222,268)              (19,519)
  Sales and payments of mortgage securities available-for-sale                        42,148                  -
  Net (increase) decrease in revolving warehouse lines of credit                    (121,041)                2,727
  Net purchases of manufactured housing loans held for investment                     (3,473)                 -
  Repayment of advances from IndyMac                                                  12,738                22,075
  Net payments from collateral for CMOs                                               30,057                38,412
                                                                                 -----------           -----------
      Net cash (used in) provided by investing activities                         (1,161,373)               20,206

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in repurchase agreements and other credit facilities                1,349,304                 4,521
  Net proceeds from issuance of common stock                                         133,071                79,156
  Cash dividends paid                                                                (67,839)              (48,073)
  Proceeds from issuance of collateralized mortgage obligations                         -                  146,152
  Principal payments on collateralized mortgage obligations                          (30,083)              (39,826)
                                                                                 -----------           -----------
      Net cash provided by financing activities                                    1,384,453               141,930

Net increase/(decrease) in cash and cash equivalents                                   2,502                (1,311)
Cash and cash equivalents at beginning of period                                      12,450                 8,049
                                                                                 -----------           -----------
Cash and cash equivalents at end of period                                       $    14,952           $     6,738
                                                                                 ===========           ===========
  Supplemental cash flow information:
      Cash paid for interest                                                     $   164,256           $   115,815
                                                                                 ===========           ===========
  Supplemental disclosure of non-cash activity:
      $154.6 million of mortgage loans held for investment were transferred to collateral for CMOs in 1996 in connection with the issuance of a CMO.

      $72 million of additional equity added through the issuance of 3,440,860 shares of common stock to Countrywide
      Credit Industries, Inc. to acquire all the outstanding stock of Countrywide Asset Management Corporation.

                 INMC Mortgage Holdings, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

INMC Mortgage Holdings, Inc. has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of INMC Mortgage Holdings, Inc. and its qualified REIT subsidiaries ("INMC"). The mortgage loan conduit operations are primarily conducted through IndyMac, Inc. ("IndyMac"), a taxable corporation, which is not consolidated with INMC for financial reporting or income tax purposes. INMC owns all of the preferred stock and a 99% economic interest in IndyMac. INMC's investment in IndyMac is accounted for under a method similar to the equity method. As used herein, the "Company" includes INMC and IndyMac and their respective subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation of INMC. Certain reclassifications have been made to the financial statements for the period ended September 30, 1996 to conform to the September 30, 1997 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in INMC's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - ACQUISITION OF ASSET MANAGER

On July 1, 1997, INMC and Countrywide Credit Industries, Inc. ("CCR") completed a transaction whereby INMC acquired all of the outstanding stock of its manager, Countrywide Asset Management Corporation ("CAMC"), from CCR in exchange for 3,440,860 new shares of common stock of INMC. The transaction was approved in January, 1997 by a Special Committee consisting of the independent directors of INMC, by the full Board of Directors of INMC, and by the full Board of Directors of CCR. The transaction was then approved by INMC's shareholders at their Annual Meeting held on June 24, 1997. Following consummation of the transaction, CAMC was merged into INMC and INMC became a self-managed REIT.

INMC has accounted for this merger as the settlement of its management contract for GAAP purposes, which resulted in a non-recurring charge for INMC of $76 million and a reported loss for the third quarter of $48.9 million. This charge did not materially affect total shareholders' equity as $72 million represents a reduction in retained earnings offset by a corresponding increase in common stock and additional paid-in-capital. For tax purposes, the transaction represents a tax-free exchange of shares with CCR, and the transaction will not have a material affect on INMC's taxable income. Accordingly, since the charge was taken for GAAP purposes only, and INMC pays dividends on the basis of its taxable income, the taxable nature of the dividends payable to INMC's shareholders for 1997 will not be materially affected. For the third quarter, INMC had net earnings, prior to inclusion of the non-recurring charge of $27.1 million and earnings per share of $0.46.

On october 20, 1997, the Board of Directors of INMC declared a cash dividend of $0.46 per share payable on December 8, 1997 to shareholders of record on October 31, 1997. See Subsequent Events.

NOTE C - ALLOWANCE FOR CREDIT LOSSES

During the nine months ended September 30, 1997, INMC added $14.1 million to its allowance for credit losses. INMC's allowance for credit losses totaled $24.2 million at September 30, 1997, and primarily includes reserves for mortgage loans held for investment, construction loans, warehouse lines of credit and CMOs in the amounts of $16.0 million, $6.3 million, $1.7 million and $0.2 million respectively. INMC recorded chargeoffs of $5.1 million and $1.5 million during the nine months ended September 30, 1997 and 1996, respectively.

NOTE D - MORTGAGE SECURITIES

Mortgage securities consist of subordinated securities, principal-only securities, interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of excess master servicing fees sold by IndyMac to INMC and subsequently securitized by INMC, which are classified and accounted for as available for sale, and also include securitized excess master servicing fees acquired by INMC in connection with the securitization of mortgage loans held for sale by IndyMac, which are classified and accounted for as trading securities. Contractual maturities on the mortgage securities range from 10 to 30 years.

Following is the estimated fair value of INMC's mortgage securities as of September 30, 1997 and December 31, 1996:

                                                                                Gross              Gross             Estimated
                                                           Amortized         Unrealized          Unrealized            Fair
           (Dollars in thousands)                            Cost               Gains              Losses              Value
------------------------------------------------------------------------------------------------------------------------------
September 30, 1997
  Securitized master servicing fees                        $ 30,660             $    -           $      -            $ 30,660
  Other mortgage securities                                  49,450                  -                  -              49,450
                                                           --------             ------           --------            --------
    Total trading                                            80,110                  -                  -              80,110


  Securitized master servicing fees                          75,758              1,718             (4,769)             72,707
  Other mortgage securities                                 299,222              3,663               (315)            302,570
                                                           --------             ------           --------            --------
     Total available for sale                               374,980              5,381             (5,084)            375,277
                                                           --------             ------           --------            --------
       Total                                               $455,090             $5,381           $ (5,084)           $455,387
                                                           ========             ======           ========            ========

December 31, 1996
  Securitized master servicing fees                        $ 25,570             $    -           $      -            $ 25,570
  Other mortgage securities                                   7,439                  -                  -               7,439
                                                           --------             ------           --------            --------
     Total trading                                           33,009                  -                  -              33,009

  Securitized master servicing fees                          87,457              1,159            (10,486)             78,130
  Other mortgage securities                                 118,480              2,209                (48)            120,641
                                                           --------             ------           --------            --------
     Total available for sale                               205,937              3,368            (10,534)            198,771
                                                           --------             ------           --------            --------
       Total                                               $238,946             $3,368           $(10,534)           $231,780
                                                           ========             ======           ========            ========

As of September 30, 1997, all of INMC's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.


NOTE E - INVESTMENT IN INDYMAC (Unaudited)
------------------------------------------

Summarized financial information for IndyMac follows:

         (Dollars in thousands)                               September 30, 1997                December 31, 1996
-----------------------------------------------------------------------------------------------------------------
Loans held for sale, net                                            $245,804                         $ 86,962
Mortgage securities                                                  549,412                          541,672
Master servicing fees receivable                                      44,860                           44,239
Other assets                                                          56,077                           38,232
                                                                    --------                         --------
     Total assets                                                   $896,153                         $711,105
                                                                    ========                         ========

Repurchase agreements and other credit facilities                   $656,759                         $496,052
Due to INMC                                                          116,536                          130,153
Accounts payable and accrued liabilities                              56,486                           44,243
Shareholders' equity                                                  66,372                           40,657
                                                                    --------                         --------
    Total liabilities and shareholders' equity                      $896,153                         $711,105
                                                                    ========                         ========

------------------------------------------------------

                                                     Quarter ended                           Nine months, ended
                                                     September 30,                              September 30,
                                           ----------------------------------------------------------------------------
         (Dollars in thousands)                    1997               1996                   1997             1996
                                           ----------------------------------------------------------------------------
                                                                  (as adjusted)                            (as adjusted)
Interest income
  Loans held for sale                              $ 5,446           $   605                $10,714          $ 2,912
  Mortgage securities                                8,665            10,620                 29,191           30,231
  Master servicing fees receivable, net              2,724             2,353                  7,547            3,538
                                                  ------------------------------------------------------------------
         Total interest income                      16,835            13,578                 47,452           36,681

Interest expense                                    13,668             9,172                 36,728           28,027
                                                  ------------------------------------------------------------------
         Net interest income                         3,167             4,406                 10,724            8,654

Gain on sale of loans and securities                22,655            11,092                 50,742           30,893
Other                                                1,134               586                  2,227            1,312
                                                  ------------------------------------------------------------------
         Net revenues                               26,956            16,084                 63,693           40,859

Salaries and related expenses                        8,452             4,932                 23,222           13,515
General and administrative expense                   5,158             2,808                 13,855            6,393
Management fees to affiliate                             -               470                    757            1,381
                                                  ------------------------------------------------------------------
         Total expenses                             13,610             8,210                 37,834           21,289

Earnings before income tax provision                13,346             7,874                 25,859           19,570
Income tax provision                                 5,729             3,363                 10,971            8,408
                                                  ------------------------------------------------------------------
         Net earnings                              $ 7,617           $ 4,511                $14,888          $11,162
                                                  ==================================================================

Allowance for Credit Losses.   IndyMac's allowance for credit losses related to
loans held for sale totaled $1.0 million at September 30, 1997. IndyMac recorded chargeoffs of $788,000 and $18,000 during the nine months ended September 30, 1997 and 1996, respectively.

Mortgage Securities. Mortgage securities consist of subordinated securities, principal-only securities and interest-only securities. Interest-only securities are comprised primarily of securitized excess master servicing fees retained in connection with the securitization of mortgage loans previously held for sale. IndyMac restated its 1996 financial statements to classify and account for certain subordinated securities, principal-only securities and interest-only securities retained in connection with IndyMac's securitization activities as trading, in accordance with SFAS No. 115. Contractual maturities on the mortgage securities range from 10 to 30 years. Following is the estimated fair value of IndyMac's mortgage securities as of September 30, 1997 and December 31, 1996:

------------------------------------------------------




                                                                              Gross             Gross             Estimated
                                                        Amortized           Unrealized        Unrealized            Fair
    (Dollars in thousands)                                Cost                Gains             Losses              Value
------------------------------------------------------------------------------------------------------------------------------------
September 30, 1997
     Securitized master servicing fees                  $242,886                $    -         $       -           $242,886
     Other mortgage securities                           229,823                     -                 -            229,823
                                                      ----------             ---------         ---------          ---------
                   Total trading                         472,709                     -                 -            472,709

     Other mortgage securites available for sale          72,708                 4,081              (86)             76,703
                                                      ----------             ---------         ---------          ---------
                   Total                                $545,417                $4,081         $    (86)           $549,412
                                                      ==========             =========         =========           ========
December 31, 1996
     Securitized master servicing fees                  $209,190                $    -         $       -           $209,190
     Other mortgate securities                           199,676                     -                 -            199,676
                                                      ----------             ---------         ---------         ----------
                   Total trading                         408,866                     -                 -            408,866

     Other mortgage securities available for sale        147,482                 2,815          (17,491)            132,806
                                                      ----------             ---------         ---------          ---------
                   Total                                $556,348                $2,815         $(17,491)           $541,672
                                                      ==========             =========         =========          =========

As of September 30, 1997, all of IndyMac's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.

NOTE F - SUBSEQUENT EVENTS

On October 20, 1997, the Board of Directors declared a cash dividend of $0.46 per share payable on, December 8, 1997 to shareholders of record on October 31, 1997.

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

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company purchases "jumbo" and other "nonconforming" mortgage loans from mortgage originators, including subprime mortgage loans (i.e., "A- through D paper" mortgages). The Company and its sellers negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. All loans purchased by INMC, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to IndyMac at the same price at which the loans were acquired by INMC pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac does not purchase any loans from entities other than INMC. Additionally, the Company's conduit operations include the purchase or origination, securitization and sale of consumer or mortgage loans for manufactured housing and home improvements.

The Company's principal sources of income from its conduit operations are gains recognized on the sale or securitization of mortgage and consumer loans, the net spread between interest earned on mortgage and consumer loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and servicing and master servicing fee income.

In addition to its conduit operations, the Company earns fee income and net interest income through its construction and warehouse lending programs and net interest income on its investment portfolio of mortgage and manufactured housing loans and mortgage securities. Construction Lending Corporation of America ("CLCA", and formerly known as the CLCA Builder Division) provides acquisition, development and construction, builder custom home, and model home loan financing
on a nationwide basis to builders.   IndyMac Construction Lending (formerly
known as the CLCA Consumer Division) provides the same products as CLCA to IndyMac's third party customers as well as other construction related products to individuals, including construction-to-permanent mortgage loans. The Company's warehouse lending operation provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans.

On July 1, 1997, INMC and CCR completed a transaction whereby INMC acquired all of the outstanding stock of its manager, CAMC, from CCR in exchange for 3,440,860 new shares of common stock of INMC. The transaction was approved in January, 1997 by a Special Committee consisting of the independent directors of INMC, by the full Board of Directors of INMC, and by the full Board of Directors of CCR. The transaction was then approved by INMC's shareholders at their Annual Meeting held on June 24, 1997. Following consummation of the transaction, CAMC was merged into INMC, and INMC became a self-managed REIT.

INMC has accounted for this merger as the settlement of its management contract for GAAP purposes, which resulted in a non-recurring charge for INMC of $76 million and a reported loss for the third quarter of $48.9 million. This charge did not materially affect total shareholders' equity as $72 million represents a reduction in retained earnings offset by a corresponding increase in common stock and additional paid-in-capital. For tax purposes, the transaction represents a tax-free exchange of shares with CCR, and the transaction will not have a material effect on INMC's taxable income. Accordingly, since the charge was taken for GAAP purposes only, and INMC pays dividends on the basis of its taxable income, the taxable nature of the dividends payable on December 8, 1997 to INMC's shareholders will not be materially affected. For the third Quarter, INMC had net earnings prior to Inclusion of the non-recurring charge of $27.1 million, and earnings per share of $0.46.

FINANCIAL CONDITION

CONDUIT OPERATIONS: During the first nine months of 1997, INMC purchased $3.9 billion of non-conforming mortgage loans, including $114 million of subprime mortgage loans. In addition, the Company purchased $164 million of manufactured housing loans. Loans purchased were financed on an interim basis using equity and financing in the form of repurchase agreements and other credit facilities. In general, the Company, through IndyMac, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, through INMC, invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During the first nine months of 1997, IndyMac sold $2.6 billion of its prime mortgage loans through the issuance of nine series of multiple-class MBS in the form of REMIC securities and four whole loan sales. There was one manufactured housing loan securitization of $149 million and no subprime securitizations or loan sales during the first nine months of 1997. At September 30, 1997, the Company had committed to purchase $858 million of mortgage loans from various mortgage originators. The IndyMac master servicing portfolio at September 30, 1997 had an aggregate outstanding principal balance of $12.3 billion with a weighted average coupon of 8.55%.

LOANS HELD FOR INVESTMENT: At September 30, 1997, INMC's $1.8 billion portfolio of loans held for investment, which includes both mortgage and manufactured housing loans, consisted of $1.2 billion of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods, $421 million of loans which have a fixed rate for a period of three to ten years and subsequently convert to adjustable-rate loans that reprice annually, and $136 million of fixed-rate loans. The weighted average coupon of loans held for investment by INMC at September 30, 1997 was 8.18%. INMC finances loans held for investment with repurchase agreements and other credit facilities which reprice at intervals ranging from overnight to two months as of September 30, 1997. INMC also utilizes interest rate swap agreements to manage interest rate exposure on its portfolio of loans held for investment. The allowance for losses related to loans held for investment totaled $16 million at September 30, 1997. Chargeoffs related to loans held for investment totaled $5 million for the nine months ended September 30, 1997.

Deliquencies for loans held for sale and loans held for investment were at 5.46% of principal at September 30, 1997 compared with 7.77% at December 31, 1996.

CONSTRUCTION LENDING OPERATIONS: At September 30, 1997, CLCA had commitments to fund construction loans of $1.1 billion with outstanding principal balances of $531 million. IndyMac Construction Lending had commitments to fund construction-to-permanent and home improvement loans of $493 million at September 30, 1997 with outstanding principal balances of $317 million. The allowance for losses related to construction loans totaled $6.3 million at September 30, 1997 and chargeoffs totaled $70,000 related to construction loans during the nine months ended September 30, 1997. Delinquencies for CLCA were 0.65% and .46% of principal at September 30, 1997 and December 31, 1996, respectively. Delinquencies for IndyMac Construction Lending were 1.07% and 1.12% of principal, at September 30, 1997 and December 31, 1996, respectively. The Company had outstanding borrowings under various revolving credit facilities totaling $414 million at September 30, 1997 associated with the financing of construction loans.

WAREHOUSE LENDING OPERATIONS: At September 30, 1997, INMC had extended commitments to make warehouse and related loans in an aggregate amount of $783 million, of which $372 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $1.7 million at September 30, 1997. There were no chargeoffs against this allowance during the nine months ended September 30, 1997. Repurchase agreements associated with INMC's financing of these warehouse lines of credit totaled $316 million at September 30, 1997. As of September 30, 1997 and December 31, 1996, there were no delinquent warehouse lines of credit.

CMO PORTFOLIO: As of September 30, 1997, the CMO Portfolio was comprised of nine series of CMOs. Collateral for CMOs decreased to $259 million at September 30, 1997 from $289 million at December 31, 1996. This decrease of $30.1 million is primarily the result of repayments (including prepayments and premium and discount amortization) of $29.0 million, a decrease in guaranteed investment contracts ("GICs") held by trustees of $1.0 million and a decrease in accrued interest receivable of $100,000. The fair value of the collateral for CMOs totaled $262 million and $282 million at September 30, 1997 and December 31, 1996, respectively. INMC's CMOs outstanding decreased to $235 million at September 30, 1997 from $264 million at December 31, 1996. This decrease of $29.5 million resulted from principal payments and discount amortization on CMOs of $29.1 million and a decrease in accrued interest payable on CMOs of $0.4 million.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

NET EARNINGS: INMC's net loss was $48.9 million or $(0.83) per share, based on 58,690,733 weighted average shares outstanding for the quarter ended September 30, 1997, compared to earnings of $17.9 million or $0.39 per share, based on 46,206,369 weighted average shares outstanding for the quarter ended September 30, 1996. For the quarter ended September 30, 1997, INMC had net earnings of $27.1 million or $.46 per share before the non-recurring charge related to the buyout of its manager.

The decrease of $66.8 million in third quarter earnings resulted from the aforementioned one time non-recurring charge of $76 million related to the buyout of INMC'S manager. Not including the non-recurring charge, earnings increased by $9.2 million resulting primarily from an increase in net interest income of $7.7 million and an increase $2.7 million from equity in earnings of IndyMac.

INTEREST INCOME: Total interest income was $94 million for the quarter ended September 30, 1997 and $62 million for the quarter ended September 30, 1996.
The increase in interest income of $32 million is primarily due to increases in interest earnings on construction loans, mortgage loans held for investment, mortgage securities, warehouse lines of credit, and mortgage loans held for sale of $11.2 million, $10.9 million, $4.3 million, $2.8 million, and $2.3 million, respectively.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $33.0 million and $22.0 million, resulting in effective yields of 7.57% and 8.11%, for the quarters ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $1.7 billion for the third quarter of 1997 from $1.1 billion during the third quarter of 1996.

Interest income earned on mortgage loans held for sale totaled $18.2 million and $15.8 million, resulting in effective yields of 8.54% and 8.61%, for the quarters ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $846 million for the quarter ended September 30, 1997 from $732 million for the quarter ended September 30, 1996.

Interest income on manufactured housing loans totaled $2.2 million and $1.2 million, with interest earned at effective yields of 10.03% and 9.15%, for the quarters ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $89 million during the third quarter of 1997 from $52 million during the third quarter of 1996.

Interest income on construction loans totaled $19.5 million and $8.3 million with interest earned at effective yields of 10.46% and 12.60%, for the quarters ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $741 million during the third quarter of 1997 from $262 million during the third quarter of 1996.

Interest income on collateral for CMOs was $4.9 million and $5.8 million for the quarters ended September 30, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $262 million for the quarter ended September 30, 1997 compared to $301 million for the quarter ended September 30, 1996, and a decrease in the effective yield earned on the collateral for CMOs to 7.46% in the third quarter of 1997 from 7.60% in the third quarter of 1996. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio, the delay in the receipt of prepayments and the temporary investment of cash payments in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

Mortgage securities consist of subordinated securities, principal-only securities, interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of excess master servicing fees sold by IndyMac to INMC and subsequently securitized by INMC, which are classified and accounted for as available for sale, and also include securitized excess master servicing fees acquired by INMC in connection with the securitization of mortgage loans previously held for sale by IndyMac, which are classified and accounted for as trading securities. Net income related to mortgage securities totaled $7.1 million during the third quarter of 1997 as compared to $2.8 million for the third quarter of 1996.

Interest income earned on revolving warehouse lines of credit totaled $6.7 million and $3.9 million, at effective yields of 8.70% and 9.12%, for the quarters ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $306 million during the third quarter of 1997 from $176 million during the third quarter of 1996.

INTEREST EXPENSE: For the quarters ended September 30, 1997 and 1996, total interest expense was $64.3 million and $39.6 million, respectively. This increase in interest expense of $24.7 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $25.6 million, offset by a decline in interest expense related to CMOs of $0.9 million.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans, mortgage securities and master servicing fees receivable totaled $58.2 million for the quarter ended September 30, 1997, compared to $32.6 million for the quarter ended September 30, 1996. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding to $3.7 billion for the quarter ended September 30, 1997 compared to $2.1 billion for the quarter ended September 30, 1996 and an increase in the weighted average effective rate applicable to such indebtedness to 6.24% for the quarter ended September 30, 1997 from 6.18% for the quarter ended September 30, 1996.

Interest expense on senior unsecured notes totaled $1.4 million, resulting in an effective rate of 9.22% for the both third quarter of 1997 and 1996.

Interest expense on CMOs was $4.8 million and $5.7 million for the quarters ended September 30, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $239 million for the quarter ended September 30, 1997 from $277 million for the quarter ended September 30, 1996, combined with a decrease in the effective rate on the CMOs to 7.93% in the third quarter of 1997 from 8.13% in the third quarter of 1996.

EQUITY IN EARNINGS OF INDYMAC: IndyMac earned $7.6 million for the third quarter of 1997, resulting principally from net interest income of $3.2 million and gain on sale of mortgage loans and securities of $22.7 million, offset by salaries, general and administrative expenses of $13.6 million, and income taxes of $5.7 million.

During the third quarter of 1996, IndyMac's earnings totaled $4.5 million which resulted principally from net interest income of $4.4 million and gain on sale of mortgage loans and securities of $11.1 million, offset by salaries, general and administrative expenses of $7.7 million, management fees of $470,000 and income taxes of $3.4 million. IndyMac's interest income related to mortgage securities totaled $8.7 million during the third quarter of 1997 compared to $10.6 million during the third quarter of 1996.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $2.3 million in salaries, general and administrative expenses for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 is primarily the result of the increased personnel and expenses deemed necessary to support the growth in the operations of INMC and its qualified REIT subsidiaries.

MANAGEMENT FEES:   No management fees were paid by INMC to CAMC as a result of the merger of the two companies on the first day of the third quarter.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

NET EARNINGS: INMC's net loss was $4.9 million or $(0.09) per share, based on 54,427,901 weighted average shares outstanding for the nine months ended September 30, 1997, compared to earnings of $49.6 million or $1.11 per share, based on 44,649,235 weighted average shares outstanding for the nine month ended September 30, 1996. For the nine months ended September 30, 1997, INMC had net earnings of $71.1 million or $1.31 per share before the non-recurring charge related to the buyout of its manager.

The decrease of $54.5 million in year to date earnings resulted from the aforementioned one time non-recurring charge of $76 million related to the buyout of INMC's manager. Not including the non-recurring charge, earnings increased by $21.5 million resulting primarily from an increase in net interest income of $24.9 million and an increase of $2.5 from equity in earnings of IndyMac, offset by an increase of $7.1 million in salaries, general and administrative expenses.

INTEREST INCOME:   Total interest income was $253.1 million for the nine months ended September 30, 1997 and $177.9 million for the nine months ended September 30, 1996. The increase in interest income of $75.2 million is primarily due to increases in interest earnings on construction loans, mortgage loans, mortgage securities, and manufactured housing loans of $33.0 million, $22.1 million, $8.4 million, and $7.7 million, respectively.

Interest income on mortgage loans held for investment, consisting primarily of adjustable rate mortgages, totaled $88.2 million and $71.7 million, resulting in effective yields of 7.67% and 8.19%, for the nine months ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $1.5 billion for the first nine months of 1997 from $1.2 billion for the first nine months of 1996.

Interest income earned on mortgage loans held for sale totaled $49.6 million and $43.9 million, resulting in effective yields of 8.64% and 8.73%, for the nine months ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $767 million for the nine months ended September 30, 1997 from $672 million for the nine months ended September 30, 1996.

Interest income on manufactured housing loans totaled $9.0 million and $1.3 million, with interest earned at effective yields of 10.16% and 9.28%, for the nine months ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $118 million for the first nine months of 1997 from $19 million for the first nine months of 1996, due to the fact that the manufactured housing division commenced operations during March of 1996.

Interest income on construction loans totaled $51.7 million and $18.7 million, with interest earned at effective yields of 11.22% and 12.64%, for the nine months ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $616 million from $198 million for the nine months ended September 30, 1997 and 1996, respectively.

Interest income on collateral for CMOs was $15.5 million and $17.1 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $272 million from $303 million for the nine months ended September 30, 1997 and 1996, respectively, offset by an increase in the effective yield earned on the collateral for CMOs to 7.62% from 7.55% in the first nine months of 1997 and 1996, respectively. Interest income on collateral for CMOs includes the impact of amortization of premiums paid in connection with acquiring the loan portfolio, the delay in the receipt of prepayments and the temporary investment of cash payments in lower yielding short-term holdings (GICs) until such amounts are used to make payments on CMOs.

Mortgage securities consist of subordinated securities, principal-only securities, interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of excess master servicing fees sold by IndyMac to INMC and subsequently securitized by INMC, which are classified and accounted for as available for sale, and also include securitized excess master servicing fees acquired by INMC in connection with the securitization of mortgage loans previously held for sale by IndyMac, which are classified and accounted for as trading securities. Interest income related to mortgage securities totaled $15.9 million during the first nine months of 1997 as compared to $7.6 million for the first nine months of 1996.

Interest income earned on revolving warehouse lines of credit totaled $15.1 million and $11.5 million, at effective yields of 8.92% and 8.85%, for the nine months ended September 30, 1997 and 1996, respectively. The average outstanding balance of such loans increased to $227 million for the nine months ended September 30, 1997 from $174 million for the nine months ended September 30, 1996.

INTEREST EXPENSE: For the nine months ended September 30, 1997 and 1996, total interest expense was $168.4 million and $118.0 million, respectively. This increase in interest expense of $50.4 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $52.7 million, offset by a decline in interest expense related to CMOs of $2.3 million.

Interest expense on repurchase agreements and other credit facilities used to finance mortgage loans held for sale and investment, revolving warehouse lines of credit, construction loans, mortgage securities and master servicing fees receivable totaled $149.4 million for the nine months ended September 30, 1997, compared to $96.7 million for the nine months ended September 30, 1996. This increase was principally the result of an increase in the aggregate average balance of indebtedness outstanding to $3.2 billion for the nine months ended September 30, 1997 compared to $2.1 billion for the nine months ended September 30, 1996, offset by a decrease in the weighted average effective rate applicable to such indebtedness to 6.15% for the nine months ended September 30, 1997 from 6.24% for the nine months ended September 30, 1996.

Interest expense on senior unsecured notes totaled $4.1 million, resulting in an effective rate of 9.22% for both the nine months ended September 30, 1997 and 1996.

Interest expense on CMOs was $14.9 million and $17.2 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $249 million for the nine months ended September 30, 1997 from $278 million for the nine months ended September 30, 1996, combined with a decrease in the effective rate on the CMOs to 7.97% in the nine months ended September 30, 1997 from 8.26% in the nine months ended September 30, 1996.

EQUITY IN EARNINGS OF INDYMAC: IndyMac earned $14.9 million fof the nine months ended September 30, 1997, resulting principally from net interest income of $10.7 million and gain on sale of mortgage loans and securities of $50.7 million, offset by salaries, general and administrative expenses of $37.1 million, and income taxes of $11.0 million.

During the first nine months of 1996, IndyMac's earnings totaled $11.2 million which resulted principally from net interest income of $8.7 million and gain on sale of mortgage loans and securities of $30.9 million, offset by salaries, general and administrative expenses of $19.9 million, management fees of $1.4 million and income taxes of $8.4 million. IndyMac's interest income related to mortgage securities totaled $29.2 million for the first nine months of 1997 compared to $30.2 million for the first nine months of 1996.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSE: The increase of $7.1 million in salaries, general and administrative expenses for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is primarily the result of the increased personnel and expenses deemed necessary to support the growth in the operations of INMC and its qualified REIT subsidiaries.

MANAGEMENT FEES: For the nine months ended September 30, 1997, management fees paid by INMC to CAMC were $4.4 million compared to $6.5 million for the nine months ended September 30, 1996, due primarily to the fact that INMC paid no fees to CAMC for the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses proceeds from the issuance of mortgage-backed securities, bank debt, repurchase agreements, other borrowings and common stock to meet its liquidity requirements.

The Company has established separate repurchase financing facilities with three principal investment banking firms (Merrill Lynch, Nomura and Paine Webber) in an aggregate committed principal amount of $1.8 billion, with the capacity to borrow additional amounts on an uncommitted basis. The committed portions of these facilities effective for a period of at least two years from their respective dates of execution and, in the aggregate, currently permit the Company to finance its mortgage conduit, mortgage loans and securities portfolio, warehouse lending, IndyMac construction lending and manufactured housing lending assets and operations. These facilities carry floating rates of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

The Company has established a credit facility with a syndicate of commercial banks led by First Union National Bank. This facility primarily finances construction loans to builders, mortgage loans, and master servicing assets. In July 1997, the Company amended this credit facility to increase the available committed borrowings from $405 million to $500 million. In October 1997, the Company again amended this credit facility to increase the available committed borrowings from $500 million to $600 million. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed.

During the fourth quarter of 1995, the Company raised $59.6 million in connection with the private placement of senior notes with a 6.5 year average maturity with certain institutional lenders. These senior notes are unsecured, and the proceeds are utilized by the Company in connection with its working capital needs.

The Company has from time to time raised additional capital through secondary public offerings. Since the inception of its new business plan in 1993, the Company has raised a total of $205 million in connection with such secondary offerings. The Company also raises new equity capital primarily through the optional cash investment feature of its Dividend Reinvestment and Stock Purchase Plan. During the three and nine months ended September 30, 1997, the Company raised $49.6 million, and $129.2 million, respectively, through such Dividend Reinvestment and Stock Purchase Plan. During the three and nine months ended September 30, 1996, the Company raised $32.4 million and $79.0 million, respectively, through such Dividend Reinvestment and Stock Purchase Plan.

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

The Company's liquidity and its ability to raise working capital have generally improved during recent periods, and management believes that the Company's cash flow from operations and the Company's existing debt and equity financing arrangements are sufficient to meet the Company's current short-term liquidity requirements. To the extent the Company possesses working capital in excess of its current liquidity requirements, such working capital is as a general matter utilized to repay borrowings under those tranches of the Company's lines of credit which carry higher rates of interest, which borrowings would typically remain available for reborrowing by the Company pursuant to the terms and conditions of the applicable credit facility.

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

CASH FLOWS

Operating Activities - Net cash used in operating activities totaled $221 million for the nine months ended September 30, 1997 compared with $163 million for the nine months ended September 30, 1996. The primary operating activity for which cash was used during the nine months ended September 30, 1997 was the acquisition of mortgage loans and manufactured housing loans held for sale.

Investing Activities - Net cash used in investing activities totaled $1.2 billion for the nine months ended September 30, 1997 compared with net cash provided by investing activities of $20 million for the nine months ended September 30, 1996. The primary investing activity for which cash was used during the nine months ended September 30, 1997 was the funding of construction loans receivable and acquisition of mortgage loans held for investment.

Financing Activities - Net cash provided by financing activities amounted to $1.4 billion for the nine months ended September 30, 1997 compared to $142 million for the nine months ended September 30, 1996. The increase in cash provided by financing activities was primarily the result of new borrowings under repurchase agreements and other credit facilities and proceeds of common stock issuances pursuant to the Dividend Reinvestment and Stock Purchase Plan during the nine months ended September 30, 1997.

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

Financial assets of the Company that tend to increase in value as interest rates increase, and decline in value as interest rates decrease, include securitized excess master servicing fees and master servicing fees receivable. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore results in higher implicit yields. As of September 30, 1997, INMC and IndyMac on a combined basis held $391 million of securitized excess master servicing fees and master servicing fees receivable. Of the $391 million aggregate amount, $274 million of such assets are classified as trading securities in accordance with the requirements of SFAS 115, since they were acquired in connection with the securitization of loans held for sale by IndyMac.

Financial instruments of the Company that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, include fixed rate subordinated securities, principal-only securities and inverse-floater securities. Similar to the securitized master servicing fees, the principal-only and inverse floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return. If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only and inverse-floater security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and inverse floater security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by the Company and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable increases in market interest rates. As of September 30, 1997, INMC and IndyMac on a combined basis held $659 million of fixed and adjustable rate subordinated securities, principal-only and inverse floater securities. Of the $659 million aggregate amount, $279 million of such securities are classified as trading securities.

In addition to the inherent risks in seeking to manage fluctuations in the value of certain assets due to interest rate changes, there may be timing differences in the recognition of the offsetting effects of gains and losses which are attributable to specific instruments, depending upon whether a security is classified as trading or available for sale. The unrealized holding gains and losses on trading securities are recognized in earnings of the period for the reporting entity. By comparison, the unrealized holding gains and losses of securities available for sale are excluded from earnings of the reporting entity and included as a separate component of shareholders' equity. Therefore, to the extent that the Company is required under GAAP to classify certain securities as trading, such identification and the resulting accounting could cause additional volatility in the Company's future reported earnings in periods where interest rates fluctuate.

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

The Company's liquidity position and net interest income could also be adversely impacted by significant interest rate fluctuations. Each of the Company's collateralized borrowing facilities described above in Liquidity and Capital Resources permit the lender thereunder to require the Company to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In the event of such a decrease in collateral values, it could be necessary for the Company to provide additional funds and/or pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other longer-term debt securities. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's "spread income" on such assets and thus reduce the Company's earnings.

The Company is subject to interest rate risk to a lesser degree in connection with the operations of CLCA and the Company's warehouse lending operations since these loans generally have a floating rate of interest.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits
         --------

         10.1 Employment Agreement dated September 1, 1997 between IndyMac, Inc. and S. Blair Abernathy.

         27    Financial Data Schedule


(b)  Reports on Form 8-K.
     --------------------

     None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 14, 1997.



                               INMC MORTGAGE HOLDINGS, INC.


                               By:    /s/ Michael W. Perry
                                      ------------------------------------------
                                      Michael W. Perry
                                      President and Chief Operating Officer



                               By:    /s/ James P. Gross
                                      ------------------------------------------
                                      James P. Gross
                                      Senior Vice President and Chief Financial
                                      Officer