Form 10-K
period 1997-12-31
INMC MORTGAGE HOLDINGS INC
filed 1998-03-31
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from        to

     Commission file number:  1-8972

                          INMC MORTGAGE HOLDINGS, INC.
                     (DBA INDYMAC MORTGAGE HOLDINGS, INC.)
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

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                               ON WHICH REGISTERED
     -------------------                              ----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     As of March 23, 1998 there were 65,082,991 shares of INMC Mortgage Holdings, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,540,256,840. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
PROXY STATEMENT FOR THE 1998 ANNUAL MEETING---PART III

                         INMC MORTGAGE HOLDINGS, INC.
                    (dba , IndyMac Mortgage Holdings, Inc.)

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I
ITEM  1.   BUSINESS......................................................   1

ITEM  2.   PROPERTIES....................................................  14

ITEM  3.   LEGAL PROCEEDINGS.............................................  14

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  14

                                    PART II

ITEM  5.   MARKET FOR THE  COMPANY'S STOCK
              AND RELATED SECURITY HOLDER MATTERS........................  14

ITEM  6.   SELECTED FINANCIAL DATA.......................................  15

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................  16

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  27

ITEM  9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........  27

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  28

ITEM  11.  EXECUTIVE COMPENSATION........................................  28

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT......................................  28

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  28

                                    PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K........................................  29

                                    PART I
                                    ------

ITEM 1. BUSINESS/1/
-------------------

GENERAL

INMC Mortgage Holdings, Inc., dba IndyMac Mortgage Holdings, Inc. ("IndyMac REIT"), was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. INMC Mortgage Holdings, Inc. commenced using the dba IndyMac Mortgage Holdings, Inc. ("IndyMac REIT"), effective January 1, 1998. IndyMac REIT will seek approval from its shareholders to formally change its corporate name to IndyMac Mortgage Holdings, Inc. at the annual shareholders meeting scheduled for May 19, 1998. References to "IndyMac REIT" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and IndyMac, Inc. ("IndyMac Operating") and its subsidiary, which are not consolidated with IndyMac REIT for financial reporting or tax purposes. All of the outstanding voting common stock and 1% of the economic interest of IndyMac Operating is owned by Countrywide Home Loans, Inc. ("CHL"), which is a subsidiary of Countrywide Credit Industries, Inc. ("CCR"). All of the outstanding non-voting preferred stock and 99% of the economic interest of IndyMac Operating is owned by IndyMac REIT. Accordingly, IndyMac Operating is accounted for under a method similar to the equity method because IndyMac REIT has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. IndyMac REIT has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, IndyMac REIT will not, with certain limited exceptions, be taxed at the corporate level on the net income distributed to IndyMac REIT's shareholders.

The Company conducts a diversified mortgage lending business, including the origination and purchase of and investment in non-conforming and jumbo residential loans, subprime loans, manufactured housing loans, home improvement loans, mortgage-backed securities and other mortgage-related assets. The Company conducts third party lending and mortgage conduit activities through IndyMac Operating, which is not a qualified REIT subsidiary of IndyMac REIT and which is subject to applicable federal and state income taxes. See "Certain Federal Income Tax Considerations." The Company's other operations include (1) Construction Lending Corporation of America ("CLCA"), which offers a variety of construction, land and lot loan programs for builders and developers, (2) Warehouse Lending Corporation of America ("WLCA"), which provides various types of short-term revolving financing to small-to-medium size mortgage originators and offers builder inventory lines of credit, (3) IndyMac Construction Lending Division ("IndyMac CLD"), which facilitates the purchase of a variety of construction, land and lot loans through IndyMac Operating's third party lending customers, (4) IndyMac Manufactured Housing Division ("IndyMac MHD"), which facilitates the direct origination or purchase of consumer loans and mortgage loans secured by manufactured housing, (5) IndyMac Home Improvement Division ("IndyMac HID"), which facilitates the direct origination or purchase of home improvement loans, and (6) LoanWorks, which facilitates the direct origination of a variety of residential loans.

IndyMac Operating was established in 1993 as a nationwide, third-party lender and securitizer of residential prime and, to a lesser extent, sub-prime mortgage loans. IndyMac Operating also performs master servicing for all loans and mortgage-backed securities owned or issued by it. Prior to 1993,

------------------------
/1/ Except for the historical information contained in this Form 10-K, certain items herein, including without limitation, certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K ("MD&A") are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's businesses, including without limitation, the effect of economic and market conditions, the level and volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending or future legislation and regulations and other risks and uncertainties detailed in the MD&A.

IndyMac REIT was primarily a passive investor in single-family, first-lien, residential mortgage loans and mortgage backed securities financed by collateralized mortgage obligations (the "CMO Portfolio").

THIRD PARTY LENDING OPERATIONS

Mortgage Conduit Operations. The Company operates a jumbo and nonconforming mortgage loan conduit. With respect to its nonconforming mortgage loan conduit operations, the Company acts as an intermediary between (i) the third party originators of mortgage loans that do not qualify for purchase by or inclusion in loan guarantee programs sponsored by the government and government sponsored entities ("GSEs") (i.e., Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac")) ("nonconforming mortgage loans") and (ii) permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. All loans purchased by IndyMac REIT for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT, pursuant to the terms of a master forward commitment agreement between IndyMac REIT and IndyMac Operating, which was originally entered into in 1993. The Company's mortgage conduit operations consist of the purchase and securitization of mortgage loans secured by first and second liens on single (one-to-four) family residential properties that are originated in accordance with the Company's underwriting guidelines. The Company and its third party lending customers ("sellers") negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. The Company subcontracts the servicing associated with the servicing rights acquired primarily to CHL and, to a lesser extent, other third party servicers. The Company's principal sources of income from its mortgage conduit operations are gains recognized on the sale of mortgage loans and securities, master servicing revenue, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization or sale.

Marketing Strategy. The Company's third party lending operations are designed to attract both large and small sellers of nonconforming mortgage loans by offering a variety of products, pricing,loan underwriting and funding methods designed to be responsive to such sellers' needs, although during 1997 the Company sought to focus on the smaller seller market where the Company believes purchase margins may be higher. In this regard, the Company began a more extensive table funding effort during 1997. Through this method of funding, the Company provides the funds for the closing of mortgage loans that are arranged by smaller sellers. Although the Company generally assumes more regulatory and credit risk with respect to the mortgage loans funded in this manner, the Company has established controls to ensure the loans comply with regulatory requirements and meet the Company's credit guidelines.

The Company expects to continue to introduce niche loan products from time to time, which may give the Company temporary competitive advantages. The Company's products include fixed-rate and adjustable-rate mortgage loans, loans to foreign nationals, reduced documentation loans, non-owner occupied loans, loans secured by alternative types of collateral in addition to residential real estate, subprime credit quality loans, consumer and mortgage loans secured by manufactured housing, and home improvement loans. In response to the perceived needs of nonconforming mortgage loan sellers, the Company's marketing strategy seeks to offer competitive pricing, response time efficiencies in the purchase process, direct and frequent contact through a trained sales force and flexible commitment programs. In addition, through its construction lending division, the Company offers combined construction-to-permanent mortgage loans, subdivision construction loans, land acquisition and development loans, lot loans, model home loans, certain condominium loans, income property construction and terms loans and builder custom home loans. The Company's warehouse lending division offers traditional revolving lines of credit to mortgage originators secured by the financed mortgage loans.

The Company's third party lending sales and marketing staff, as well as certain of its operations areas, are established to pursue business on a servicing-released or servicing-retained basis and to market products effectively to mortgage bankers and brokers of all sizes. The third party lending sales force cross-sells products for all of the Company's business lines.

The Company has two principal underwriting methods designed to be responsive to the needs of nonconforming mortgage loan sellers. The first method established by the Company is a delegated underwriting program which is similar in concept to the delegated underwriting programs established by Fannie Mae, Freddie Mac and GNMA. Under this program, mortgage loans are underwritten in accordance with the Company's guidelines by the seller and purchased, in reliance on the seller's representations and warranties, on the basis of the seller's financial strength, historical loan quality and other qualifications. Eligibility requirements for the delegated underwriting program vary based upon the net worth of a seller. The delegated underwriting program enables sellers to deliver loans to the Company without time delay imposed by the Company's underwriters or a third party underwriter. A sample of loans submitted by each seller pursuant to the delegated underwriting program is subsequently reviewed by the Company in accordance with its quality control guidelines. See "Quality Control" herein. Under the Company's second underwriting method, sellers submit to the Company mortgage loans that are underwritten by the Company in accordance with its guidelines.

Mortgage Loans Acquired. Substantially all of the mortgage loans purchased through the Company's mortgage conduit operations are nonconforming mortgage loans. Nonconforming mortgage loans are loans which do not qualify for purchase by Freddie Mac or Fannie Mae or for inclusion in a loan guarantee program sponsored by GNMA. Nonconforming mortgage loans generally consist of jumbo mortgage loans or loans which are not originated in accordance with other GSE criteria. Currently, the maximum principal balance for a conforming loan is $227,150. Loans that exceed such maximum principal balance are referred to as "jumbo loans." The Company generally purchases jumbo loans with original principal balances of up to $3 million. The Company's loan purchase activities focus on those regions of the country where higher volumes of jumbo mortgage loans are originated, including California, Connecticut, Florida, Hawaii, Illinois, Maryland, Michigan, New Jersey, New York, Ohio, Texas, Virginia, Washington and Washington, DC. The Company's highest concentration of mortgage loans relates to properties in California because of the generally higher property values and mortgage loan balances prevalent there. Mortgage loans secured by California properties accounted for approximately 46% of the mortgage loans purchased by the Company in 1997.

Mortgage loans acquired by the Company are secured by primarily first, and to a lesser extent, second liens on single (one-to-four) family residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans accounted for approximately 81% of the mortgage loans purchased by the Company in 1997 compared to 79% for 1996. The number of adjustable rate mortgage ("ARM") loans purchased by the Company has decreased from 21% of all mortgage loans purchased in 1996 to 19% of 1997 mortgage loan purchases.

Seller Eligibility Requirements. The mortgage loans acquired pursuant to the Company's third party lending operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers, mortgage brokers and other mortgage lenders. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by the Company before they are eligible to participate in the Company's mortgage loan purchase programs and must submit to periodic reviews by the Company to ensure continued compliance with these requirements. The Company requires that sellers that perform mortgage loan servicing for the Company and participate in the Company's delegated underwriting program, have a minimum level of tangible net worth, be approved as a Fannie Mae or Freddie Mac seller/servicer in good standing, be approved as a U.S. Department of Housing and Urban Development ("HUD") approved mortgagee in good standing, or be a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") or comparable federal or state agency and is supervised and examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each seller enters into an agreement that provides for recourse by the Company against such seller under various circumstances, including in the event of any material breach of a representation or warranty made by the seller with respect to mortgage loans sold to the Company, any fraud or misrepresentation during the mortgage loan origination or acquisition process or upon early payment default on such loans.

Servicing Retention. Certain sellers of mortgage loans to the Company have contracted with the Company to retain the rights to service the mortgage loans purchased by the Company. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions, in the event of unremedied defaults in accordance with the Company's guidelines. The servicer is required to perform these servicing functions pursuant to standards set forth in the Company's guidelines. The servicer receives fees generally ranging from 1/4% to 1/2% per annum on the declining principal balances of the loans serviced. If a seller/servicer breaches certain of its representations and warranties made to the Company, the Company may terminate the servicing rights of such seller/servicer and sell or assign such servicing rights to another servicer. Under certain circumstances not involving default by the seller/servicers, seller/servicers have the option to request the Company to purchase such servicing rights at a price based on a current market valuation. The Company subcontracts the servicing associated with the servicing rights it acquires primarily to CHL and, to a lesser extent, other third party servicers.

Master Servicing. The Company acts as master servicer with respect to substantially all of the mortgage loans it sells pursuant to securitizations. Master servicing includes collecting loan payments from seller/servicers of loans and remitting loan payments, less master servicing fees and other fees, to trustees. In addition, as master servicer, the Company monitors the servicer's compliance with the Company's servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. The master servicer may permit or require the servicer to contract with approved subservicers to perform some or all of the servicer's servicing duties, but the servicer is not thereby released from its servicing obligations.

In connection with REMIC issuances and whole loan sales, the Company master services on a non-recourse basis substantially all of the mortgage loans it sells. Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is generally limited to those assets and any credit enhancement features, such as insurance. As a general rule, any losses in excess of the accompanying credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized or sold, the securities or sales are non-recourse to the Company. In most cases, the Company has recourse to the sellers of loans for any such breaches, although there can be no assurance that the seller will be able to honor its obligations.

Master Commitments. As part of its marketing strategy, the Company establishes mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and the Company to purchase a specified dollar amount of nonconforming mortgage loans over a period generally ranging from three months to one year. The terms of each Master Commitment specify whether a seller may sell loans to the Company on a mandatory or best efforts basis, or a combination thereof. Master Commitments do not obligate the Company to purchase loans at a specific price but rather provide the seller with a future outlet for the sale of its originated loans based on the Company's quoted prices at the time of rate lock, reduced by, with respect to certain loan products, a negotiated price break. Master Commitments specify the types of mortgage loans the seller is entitled to sell to the Company and generally range from $5 million to $500 million in aggregate committed principal amount. The Master Commitment also specifies whether the seller will retain or release to the Company the right to service delivered mortgage loans.

Bulk and Other Rate-Locks. The Company also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on a bulk or individual rate-lock basis. Bulk rate-locks obligate the seller to sell and the Company to purchase a specific group of loans, generally ranging from $1 million to $50 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable the Company to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of the Company's Seller Guide. Due to the active presence of investment banks and other substantial investors in this area, purchasing loans under bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) that do not wish to sell loans pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on the Company's Seller Guide and standard pricing provisions, and are offered on a mandatory or best efforts basis.

Following the issuance of specific rate-locks related to loans held for sale, IndyMac Operating is subject to the risk of interest rate fluctuations with respect to the contractual rate of interest on such loans, and will enter into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of mortgage loans or mortgage-backed securities, mandatory forward sales or financings using REMICs, mandatory or optional sales of futures and other financial futures transactions. See "Securitization Process". The nature and quantity of hedging transactions will be determined by management based on various factors, including market conditions, the expected or contracted volume of mortgage loan purchases and the product types or coupon rates to be purchased. In addition, the Company will not engage in any financial futures transaction unless the Company would be exempt from the registration requirements of the Commodity Exchange Act or otherwise complies with the provisions thereof.

Purchase/Underwriting Guidelines. The Company has developed comprehensive purchase guidelines for its acquisition of loans. Subject to certain exceptions, each loan purchased must conform to the Company's loan eligibility requirements specified in the Company's Seller Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisal and loan documentation. The Company also performs a legal documentation review prior to the purchase of any loan and where the seller is not authorized to participate in one of the Company's delegated programs, the Company performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. Generally, the latter review includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. For loans purchased pursuant to the Company's delegated underwriting program, the Company relies on the credit review performed by the seller and the Company's own follow-up quality control procedures. See discussion of the Company's underwriting methods under "Marketing Strategy" herein.

Quality Control. Ongoing quality control reviews are conducted by the Company to ensure that the loans purchased meet the Company's quality standards. The type and extent of the quality control review depends on the nature of the seller and the characteristics of the loans. The Company conducts a full post-purchase underwriting review of all of the loans purchased during the first month of a seller's participation in the delegated underwriting program to monitor ongoing compliance with the Company's guidelines. The percentage of loans fully reviewed is reduced to approximately 50% during the second month, and thereafter reduced monthly in 10% increments to approximately 10% after six months, and maintained at this level throughout the seller's participation in the delegated underwriting program. A higher percentage of mortgage loans with certain specified characteristics are reviewed by the Company following purchase, including loans in excess of $650,000 in principal amount, loans originated by sellers with a 60 day delinquency percentage (percentage of all loans sold by a seller to the Company that are delinquent for 60 or more days) that is 1.25% of the average 60 day delinquency percentage for all loans purchased by the Company and all loans that are delinquent for 60 or more days. In performing a quality control review on a loan, the Company analyzes the underlying property and associated appraisal and examines the credit, employment and income history of the borrower. In addition, all documents submitted in connection with the loan, including all insurance policies, appraisals and credit records, and the closing statement, sales contract and escrow instructions are examined for compliance with the Company's underwriting guidelines. Furthermore, the Company reverifies the employment, income and source of funds documentation, as appropriate, of each borrower and obtains a new credit report and independent appraisal, with respect to approximately 10% of the reviewed loan sample.

SECURITIZATION PROCESS

General. The Company primarily uses repurchase agreements, bank borrowings, unsecured debt and equity to finance the initial acquisition of mortgage loans from sellers. When a sufficient volume of fixed rate loans with similar characteristics has been accumulated, generally $100 million to $500 million in principal amount, such loans are securitized through the issuance of mortgage-backed securities in the form of REMICs or CMOs or resold in bulk whole loan sales. The length of time between when the Company commits to purchase a mortgage loan and when it sells or securitizes such mortgage loan generally ranges from ten to 90 days, depending on certain factors, including the length of the purchase commitment period, the loan volume by product type, market fluctuations in the prices of mortgage-backed securities and variations in the securitization process. With respect to subprime, manufactured housing and home improvement loans, this holding period generally will be longer, due to an overall smaller market combined with the shorter period of time the Company has been operating these programs.

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

With respect to the Company's portfolio of subprime, manufactured housing and home improvement loans, the Company generally utilizes forward sales of Treasury futures to hedge against the effects of interest rate fluctuations. Although Treasury futures may protect the Company's subprime, manufactured housing and home improvement loan portfolios against fluctuations of short-term interest rates, such hedging activities may not always result in precise inverse correlation to changes in the values of the underlying loans. The lack of exact inverse correlation is due to such factors as changes in the relative pricing discount between mortgage or asset backed securities and Treasury securities, and perceived credit risks in the whole loan market. To the extent any changes in the value of the instruments used to hedge the risk of interest rate fluctuations do not inversely correlate precisely to the risks affecting the value of the Company's subprime, manufactured housing and home improvement loan portfolios, the financial performance of the Company could be negatively or positively impacted.

The Company's decision to form REMICs or CMOs or to sell whole loans in bulk is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the mortgage loans and may eliminate or minimize any long-term residual investment by the Company in such loans, depending on the extent to which the Company decides to retain residual or other interests. REMIC securities typically consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the loans (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing the Company to sell its entire interest in the loans. As a result, in some cases the capital originally invested in the loans by the Company may be redeployed in the third party lending operations. The Company may also retain regular and residual interests on a short-term or long-term basis. The creation of REMIC securities through IndyMac Operating is the Company's preferred method of securitizing loans, because this method provides the maximum flexibility in structuring securities for sale to the broadest group of investors and may permit the redeployment of a portion of the capital of the Company. Beginning in the third quarter of 1993, the Company began issuing all of its REMIC securities utilizing a shelf registration statement established by CWMBS, Inc., a wholly owned limited purpose finance subsidiary of CCR. Neither CWMBS, Inc. nor CCR derives any financial benefit from such issuances, other than recoupment of a portion of the allocable costs of establishing and maintaining the shelf registration.

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

From time to time, the Company also may sell whole loans in bulk as an alternative to REMIC sales or the issuance of CMOs. Such sales result in the removal of the assets from the Company's balance sheet and immediate recognition of a gain or loss.

Credit Enhancement. REMICs or CMOs created by the Company are structured so that, in general, substantially all of such securities are rated investment grade by at least one nationally recognized statistical rating agency. In contrast to mortgage-backed securities in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, securities created by the Company do not benefit from any such guarantee. The ratings for the Company's mortgage-backed securities are based on the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to one or more classes of security holders in the event of borrower defaults and to protect against other losses, including those associated with fraud or reductions in the principal balances or interest rates on loans as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including bond insurance guarantees, mortgage pool insurance, special hazard insurance, reserve funds, letters of credit, surety bonds and subordination of certain classes of interests to other classes, or any combination thereof.

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

Retention of Mortgage-Backed Securities and Other Investments. In connection with the issuance of mortgage-backed securities or other investments in the form of REMICs or CMOs, the Company may retain subordinated securities or regular or residual interests (including residual interests that may be subordinated to other classes of securities) on a short-term or long-term basis. Any such retained residual or regular interest may include "principal-only" or "interest-only" securities, mortgage servicing rights, or other interest rate- or prepayment-sensitive securities or investments. The Company has assumed a certain degree of credit risk in relation to its portfolio of subordinated securities. See "Credit Risk" below.

Mortgage servicing rights have characteristics similar to interest-only securities; accordingly, they have many of the same risks inherent in interest-only securities, including the risk that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios, the Company would not recoup its initial investment in mortgage servicing rights or interest-only securities. Investments in mortgage servicing rights and interest-only securities have values which tend to move inversely to the values of the retained subordinated and principal-only securities as interest rates change. For example, as interest rates decline, prepayments would tend to increase and the value of the Company's mortgage servicing rights and interest-only securities would tend to decrease. By contrast, in a declining interest rate environment, the value of the Company's portfolio of subordinated securities and principal-only securities would tend to increase because the rise in prepayments would tend to accelerate return of the Company's investment in the principal portion of the underlying loans. The Company seeks to manage the effects of rising and falling interest rates through investing in financial instruments with contrasting sensitivities to interest rates; however, there can be no assurance that this strategy will succeed under any particular interest rate scenario. In addition, the Company has used U.S. Treasury bonds, call options on U.S. Treasury bonds and interest rates floors that react inversely to changes in interest rates compared to the Company's mortgage servicing rights and interest-only securities in an effort to further reduce the interest rate risk associated with such mortgage servicing rights and interest-only securities.

In addition to its retention of subordinated securities or regular or residual interests, the Company has also invested in AAA-rated securities for the purpose of growing its investment portfolio and net interest income.

LOANS HELD FOR INVESTMENT

In an effort to generate continuing earnings that are less dependent upon the Company's loan purchase volumes and securitization activities, the Company seeks to selectively invest in residential loans on a long-term basis. The Company finances the acquisition of such loans with its capital, borrowings under repurchase agreements and other credit facilities referred to under "Financing Sources" below. The Company has assumed a certain degree of credit risk in relation to its portfolio of loans held for investment. See "Credit Risk" below.

CONSTRUCTION LENDING

The Company's construction lending group consists of two operating divisions:
CLCA, which offers a variety of income property construction and term loan programs, and residential construction, land and lot loan programs for builders and developers, and IndyMac CLD, which offers a variety of residential construction, land and lot loan programs through IndyMac Operating's third party customers.

The baseline project for CLCA's residential construction loan program is a 15 to 100 unit subdivision, built in one to five phases, that will be marketed to entry level/first-time or trade-up buyers. In general, the maximum loan size per project is $15 million. The specific terms of any construction loan, including the principal amount thereof and the applicable interest rate and fees, are based upon, among other things, the location of the project, the value of the land and the financial strength, historical performance and other qualifications of the builder. All builder construction loans with principal balances in excess of $1,000,000 are subject to the prior approval of a credit committee comprised of senior officers of IndyMac REIT.

Combined construction-to-permanent loans, home improvement loans and lot loans are originated by IndyMac Operating's third party customers. IndyMac CLD assists IndyMac REIT in the purchase of such loans and administers the construction draws. Under these programs, all loans are prior-approved and underwritten to the Company's standard guidelines for borrower qualifications, as well as other detailed criteria. Criteria for the permanent loans are similar to those applied by IndyMac Operating to loans purchased generally. In general, the maximum construction-to-permanent loan size is $3 million. The Company has assumed a certain degree of credit risk in relation to its construction lending activities. See "Credit Risk" below.

WAREHOUSE LENDING

WLCA engages in secured warehouse lending operations for small- and medium-size mortgage originators. WLCA also offers builder inventory lines of credit. The Company's traditional warehouse lending facilities typically provide short-term revolving financing to mortgage companies to finance the origination of mortgage loans during the time between the closing of such loans and their sale to investors. Loans financed by WLCA through its traditional warehouse lending activities represent a broader line of mortgage products than those currently purchased by the Company. Presently all of such loan products purchased by the Company are eligible for financing by WLCA under the financing agreements used by WLCA to fund its operations.

Under its standard program, WLCA offers credit facilities to otherwise qualified mortgage originators with a minimum audited tangible net worth of $100,000 and subject to a maximum debt-to-net-worth ratio of 22 to 1. Under its Advantage Line and Captive Line programs, WLCA offers credit facilities to otherwise qualified mortgage originators with no net worth requirement. Under its builder inventory program, WLCA offers lines of credit to home builders to temporarily finance inventories of residential homes. Under this program, builders generally must have a minimum tangible net worth of $5 million, with a maximum leverage ratio (total liabilities to tangible net worth) of 6 to 1. The specific terms of any warehouse line of credit, including the maximum credit limit, are determined based upon the financial strength, historical performance and other qualifications of the mortgage originator. All lines of credit under the standard program and the builder inventory program are subject to the prior approval of a credit committee comprised of senior officers of IndyMac REIT. The Company finances these WLCA programs through a combination of repurchase agreements, equity and other borrowings. With respect to WLCA's operations, the Company has three committed two-year repurchase agreement facilities with three investment banks with sublimits in an aggregate amount of up to $500 million, and one committed three-year credit facility with a syndicate of nine commercial banks with sublimits in an aggregate amount of up to $225 million.

MANUFACTURED HOUSING

IndyMac MHD was established in December 1995 and facilitates the origination, purchase, sale and servicing of loans to consumers who are purchasing or refinancing a new or used manufactured home. This division solicits business through established dealer networks, brokers, "in-park" marketing activities and the Company's third party lending sales and marketing staff. The Manufactured Housing Division operates five regional offices in San Diego, CA, Houston, TX, Atlanta, GA, Vancouver, WA and Raleigh, NC.

HOME IMPROVEMENT DIVISION

IndyMac HID began operations in May 1997 and facilitates the origination, purchase, sale and servicing of consumer home improvement and debt consolidation loans secured by liens on improved real property. IndyMac HID's primary sales, origination and servicing facility is located in Atlanta, GA. IndyMac HID also operates six regional sales offices in Tampa, FL, Winston-Salem, NC, Newark, NJ, Memphis, TN, Pittsburgh, PA and Kansas City, MO. IndyMac HID provides financing through two primary distribution channels: home improvement dealers and specialty brokers. IndyMac HID also facilitates the purchase of consumer home improvement and debt consolidation loans through IndyMac Operating's third party customers.

LOANWORKS

LoanWorks, which offers a variety of residential mortgage loans directly to consumers, including conforming conventional mortgage loans, and prime and sub-prime, non-conforming mortgage loans, began operations in January 1997. LoanWorks' operations are centralized in a telemarketing and processing center located in Irvine, CA and LoanWorks' primary marketing tools are media advertising in Southern California and internet advertising through its web site at "http://www.loanworks.com". Through its telemarketing operations, LoanWorks loan consultants counsel consumers with respect to the loan application process, process loan applications and render lending decisions, providing for a streamlined loan application process.

CREDIT RISK

The Company has assumed a certain degree of credit risk in connection with its investments in mortgage securities and loans held for investment, as well as in connection with its third party lending, construction lending and warehouse lending operations. The Company evaluates and monitors its exposure to credit losses and has established a reserve for anticipated credit losses based upon estimated future losses on the loans, general economic conditions and trends in portfolio volume. The Company likewise has assumed a certain degree of credit risk in connection with its investment in subordinated securities. Such securities are recorded net of a discount which represents the estimated credit losses associated with such securities.

The Company has experienced a decrease in delinquencies associated with its held for investment residential loans. Delinquencies on this portfolio declined to 6.3% from 8.7% for the periods ending December 31, 1997 and 1996, respectively. Similarly, the Company has experienced a decrease in delinquencies associated with its held for sale residential loans. Delinquencies on this portfolio declined to 2.3% from 5.0% for the periods ending December 31, 1997 and 1996, respectively.

As of December 31, 1997, the Company had accumulated $27.4 million in loan loss reserves associated with the loans owned by both IndyMac REIT and IndyMac Operating, and net charge-offs from inception to date totaled $10.8 million. In addition, the Company suspends the accrual of income on loans 90 days or greater past due where full collectibility is in doubt.

The Company has invested in interest-only securities, principal-only securities, inverse floater securities and other mortgage-backed securities, which include investment grade securities (i.e., rated BBB or higher) and non-investment grade or subordinated securities (i.e., rated lower than BBB). As of December 31, 1997 investment grade securities comprised 58% of the Company's mortgage-backed securities portfolio. In general, subordinated securities bear all losses prior to the related senior securities and, therefore, the Company has credit risk with respect to the subordinated securities in its mortgage-backed securities portfolio. However, the Company's subordinated securities portfolio was acquired at a discount of $61 million to such securities' face value. This discount primarily reflects estimates of future expected credit losses on approximately $3.8 billion of single-family mortgage loans which are related to the subordinated securities.

With respect to its construction loan portfolio, warehouse lending operations and manufactured housing lending operations, the Company has sought to institute significant operational controls in order to help minimize credit risk. Charge-offs with respect to the Company's construction loans for the year ended December 31, 1997 were $71,000. Since the Company's current actual experience is not necessarily indicative of future losses, as of December 31, 1997, $7.2 million in loan loss reserves had been allocated to construction lending activities. The warehouse lending program commenced in May 1993. Since that time there has been one loan charge-off amounting to approximately $45,000 that was not subsequently recovered. Since the Company's current actual experience is not necessarily indicative of future losses, as of December 31, 1997, $1.8 million in loan loss reserves had been allocated to warehouse lending activities. For the year ended December 31, 1997, charge-offs with respect to the Company's manufactured housing lending division, which began operations in December 1995, were $220,000. As of December 31, 1997, $74,000 in loan loss reserves had been allocated to manufactured housing lending operations.

In addition to the creation of reserves, the Company has established a risk management committee to further manage the Company's exposure to credit losses. This committee reviews the products the Company offers, the authority limits of the Company's customers and personnel and customers' performance, and implements changes that seek to balance the Company's credit risk with the Company's production and profitability goals. Additionally, the Company deploys a risk-based pricing approach in an effort to price products based in part on the credit risks associated with each product. While management cannot offer any assurance as to the extent to which the Company will incur credit losses and any related effects on earnings, controls are in place in an effort to reduce exposure in this area.

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

FEDERAL INCOME TAX CONSIDERATIONS

IndyMac REIT has elected to be taxed as a REIT under the Internal Revenue Code and intends to continue to do so. IndyMac Operating is not a qualified REIT subsidiary and is not consolidated with IndyMac REIT for either tax or financial reporting purposes. Consequently, IndyMac Operating's earnings are subject to applicable federal and state income taxes. IndyMac REIT will include in taxable income amounts earned by IndyMac Operating only when IndyMac Operating remits its after-tax earnings by dividend to IndyMac REIT.

On February 2, 1998, President Clinton announced his Fiscal Year 1999 Budget Proposal ("the Budget Proposal"). One of the tax measures included in the Budget Proposal would curtail a REIT's ability to utilize taxable subsidiaries. Under this proposal, a REIT such as IndyMax REIT would be prohibited from owning securities representing more than 10% of the vote or value of another corporation (unless the other corporation is a wholly-owned qualified REIT subsidiary). Although IndyMac REIT does not own any of the voting stock of IndyMac Operating (IndyMac REIT owns 100% of the preferred stock of IndyMac Operating), IndyMac REIT holds (through its preferred stock ownership) 99% of the economic interest (or value) in IndyMac Operating. The proposal contains a grandfather rule for taxable subsidiaries that are in existence on the date of the first Congressional Committee action on the proposal, which would apply to IndyMac Operating. However, the grandfathered status would be lost if a taxable subsidiary acquired substantial new assets after a date to be specified.

If the taxable subsidiary proposal were enacted as proposed, IndyMac Operating would be grandfathered. However, at this point it is unclear whether IndyMac Operating would lose such grandfathered status if, in the ordinary course of business, it acquired substantial new mortgage assets for securitization purposes. If IndyMac Operating could not acquire new assets, and/or IndyMac REIT's economic interest in IndyMac Operating were required to be reduced to no more than 10%, IndyMac REIT would not receive the economic benefits it currently receives from its ownership interest in IndyMac Operating. In this event, IndyMac REIT could conduct directly only those activities of IndyMac Operating that are compatible with IndyMac REIT's status as a REIT (i.e., activities other than loan sales and REMIC securitizations). Additionally, IndyMac REIT's ability to service mortgage loans and to hedge mortgage loans held for disposition would be subject to relatively strict limitations. At this point, no bill has been introduced containing language that would implement the Budget Proposal, and no reasonable predictions can be made as to whether such a bill will be introduced or enacted.

IndyMac REIT's election to be treated as a REIT will be terminated automatically if IndyMac REIT fails to meet the requirements of the REIT provisions of the Code. Qualification as a REIT requires that IndyMac REIT satisfy a variety of tests relating to its income, assets, distribution, administration and ownership. Although IndyMac REIT believes it has operated and intends to continue to operate in such a manner as to qualify as a REIT, no assurance can be given that IndyMac REIT will in fact continue to so qualify. If IndyMac REIT fails to qualify as a REIT in any taxable year, it would be subject to federal corporate income tax (including any alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its shareholders would not be deductible by IndyMac REIT. In that event, IndyMac REIT would not be eligible again to elect REIT status until the fifth taxable year which begins after the year for which IndyMac REIT's election was terminated unless certain relief provisions apply. IndyMac REIT may also voluntarily revoke its election, although it has no present intention of doing so, in which event

IndyMac REIT would be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

Distributions to shareholders of IndyMac REIT with respect to any year in which IndyMac REIT fails to qualify would not be deductible by IndyMac REIT nor would they be required to be made to such shareholders. In such event, to the extent of current and accumulated earnings and profits, any distributions to shareholders would be taxable as ordinary income and, subject to certain limitations in the Code, eligible for the dividends-received deduction for corporations. Failure to qualify as a REIT would reduce the amount of IndyMac REIT's after-tax earnings available for distribution to shareholders and could result in IndyMac REIT's incurring substantial indebtedness (to the extent borrowings are feasible), or disposing of substantial investments, in order to pay the resulting taxes or, at the discretion of IndyMac REIT, to maintain the level of IndyMac REIT's distributions to its shareholders.

Excess Inclusion Income. A portion of IndyMac REIT's assets may be in the form of CMO residual interests. Part or all of the income derived by IndyMac REIT from a residual interest of a CMO issued or invested in by IndyMac REIT after December 31, 1991, may be "excess inclusion" income, as defined in the Code. Such excess inclusion income generally is subject to federal income tax in all events. If IndyMac REIT pays any dividends to its shareholders that are attributable to excess inclusion income, the shareholders who receive such dividends generally will be subject to the same tax consequences that would apply if they derived excess inclusion income from a direct investment in a REMIC residual interest. Excess inclusion income allocable to a shareholder may not be offset by current deductions or net operating losses otherwise allowable as deductions to such shareholder. Moreover, such excess inclusion income constitutes unrelated business taxable income for tax-exempt entities (including employee benefit plans). In addition, IndyMac REIT would be subject to tax on the portion of excess inclusion income that would be allocable to a "disqualified organization" holding IndyMac REIT shares. IndyMac REIT's bylaws provide that disqualified organizations are ineligible to hold IndyMac REIT shares. Approximately 4% of the 1997 dividends paid by IndyMac REIT were attributable to excess inclusion income.

RELATIONSHIPS WITH COUNTRYWIDE ENTITIES

IndyMac REIT and CCR are each publicly-traded companies whose shares of common stock are listed on the New York Stock Exchange. CCR directly or indirectly owns approximately 6.8% of the common stock of IndyMac REIT. CHL, a wholly owned subsidiary of CCR, owns all of the outstanding voting common stock and 1% of the economic interest of IndyMac Operating. In addition, several directors and officers of IndyMac REIT and IndyMac Operating also serve as directors and/or officers of CCR and/or CHL. See "Part III, Item 13, Certain Relationships and Related Transactions." IndyMac REIT owns all of the outstanding non-voting preferred stock and a 99% economic interest in IndyMac Operating. Prior to July 1, 1997, Countrywide Asset Management Corporation, a wholly owned subsidiary of CCR ("CAMC"), managed IndyMac REIT. See "Historical Operations" below.

HISTORICAL OPERATIONS

Prior to 1993, the Company was principally a long-term investor in single-family, first-lien, residential mortgage loans and in mortgage-backed securities representing interests in such loans. The Company's mortgage investment portfolio consisted primarily of fixed-rate mortgage pass-through certificates issued by Freddie Mac or Fannie Mae and nonconforming mortgage loans. The principal source of earnings for the Company historically was interest income generated from investments in such mortgage loans and mortgage-backed securities, net of the interest expense on the CMOs or repurchase agreements used to finance such mortgage investments.

During 1993 and continuing in the beginning of 1994, the CMO Portfolio experienced substantial prepayments, resulting in significantly decreased net earnings, and as mortgage loan premiums, original issue discount and bond issuance costs were required to be amortized, losses on the CMO Portfolio were realized. Regardless of the level of interest rates or prepayments, IndyMac REIT anticipates no significant earnings from this CMO Portfolio, and IndyMac REIT could incur additional losses. Any continued negative performance of this CMO Portfolio will continue to adversely impact the earnings of IndyMac REIT to the extent of its investment in such portfolio.

On July 1, 1997, IndyMac REIT and CCR completed a transaction whereby IndyMac REIT acquired all of the outstanding stock of its manager, CAMC, from CCR in exchange for 3,440,860 new shares of common stock of IndyMac REIT. The transaction was approved in January 1997 by a special committee consisting of the independent directors of IndyMac REIT, by the full Board of Directors of IndyMac REIT, and by the full Board of Directors of CCR. The transaction was then approved by the IndyMac REIT shareholders at their Annual Meeting held on June 24, 1997. Following consummation of the transaction, CAMC was merged into IndyMac REIT ("Merger"), and IndyMac REIT became self-managed. See "Part III,
Item 13, Certain Relationships and Related Transactions."

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

Effective January 1, 1998, Fannie Mae and Freddie Mac are not permitted to purchase mortgage loans with original principal balances above $227,150. If this dollar limitation increases, Fannie Mae and Freddie Mac may be able to purchase a greater percentage of the loans in the secondary market than they currently acquire, and the Company's ability to maintain or increase its current loan acquisition levels could be adversely affected.

WLCA, CLCA and IndyMac CLD face competition from banks and other financial institutions. Many of these institutions have significantly greater financial resources and a lower cost of funds than the Company. The Company seeks to compete with these institutions through an emphasis on quality of service and diversified products.

IndyMac MHD's primary competition is from banks and other financial institutions, independent finance companies and captive manufactured housing finance companies. IndyMac HID's primary competition is from diversified mortgage banking companies, banks and other financial institutions, credit card companies, financial services affiliates of dealers and independent financial services companies. LoanWorks' primary competition is from banks and other financial institutions and mortgage companies. The Company seeks to compete with these various finance and mortgage companies and financial institutions through an emphasis on quality of service, diversified products and maximum use of technology.

EMPLOYEES

Beginning on July 1, 1997 in connection with the Merger, the former employees of CAMC that conducted the operations of the Company became employees of either IndyMac REIT or IndyMac Operating. As of December 31, 1997, IndyMac REIT had 171 employees and IndyMac Operating had 621 employees.

ITEM 2. PROPERTIES
------- ----------

The primary executive and administrative offices of the Company and its subsidiaries are located at 155 North Lake Avenue, Pasadena, California, and consist of approximately 140,000 square feet. The principal lease relating to such space expires in 2010. IndyMac Operating also maintains 7,500 square feet of office space in Mount Laurel, NJ, and the primary lease associated with this space expires in 2002. IndyMac MHD occupies space located in San Diego, CA, as well as Atlanta, GA, Raleigh, NC, Vancouver, WA and Houston, TX. These locations consist of approximately 36,000 square feet, and the principal lease associated with these properties expires in 2001. IndyMac HID occupies space in Atlanta, GA, consisting of approximately 10,340 square feet. The principal lease relating to such space expires in 1999. LoanWorks occupies space in Irvine, CA, consisting of approximately 6,000 square feet. The principal lease relating to such space expires in 2002.

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR INDYMAC REIT'S STOCK AND RELATED SECURITY HOLDER MATTERS
------- -------------------------------------------------------------------

INMC Mortgage Holdings, Inc.'s common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NDE."

The following table sets forth the high and low sales prices (as reported by the NYSE) for common stock for the years ended December 31, 1997 and 1996 and cash dividends declared for earnings of the period as indicated.


                                    1997                              1996                       Dividends Declared
                    ------------------------------------------------------------------------------------------------------
                          High ($)          Low ($)         High ($)         Low ($)           1997             1996
                    ------------------------------------------------------------------------------------------------------
First Quarter                23   1/4          19 3/8           17 1/2              15              0.42              0.36
Second Quarter               23 15/16          19 1/2           17 7/8              15              0.43              0.37
Third Quarter                25  7/16          22 5/8           20 1/4          16 3/8              0.46              0.39
Fourth Quarter               25 13/16          21 5/8           21 7/8          19 1/2              0.48              0.40
--------------------------------------------------------------------------------------------------------------------------


As of March 23, 1998, 65,082,991 shares of INMC Mortgage Holdings, Inc.'s common stock were held by 3,216 shareholders of record.

Pursuant to IndyMac REIT's Dividend Reinvestment and Stock Purchase Plan ("Plan"), shareholders can reinvest their cash dividends in additional shares of IndyMac REIT's common stock at 99 percent (subject to change) of the average high and low market prices on the investment date, as defined in the Plan.

Shareholders may also purchase additional shares of IndyMac REIT's common stock through the cash investment option of the Plan at 97 percent (subject to change) of the average high and low market prices for the 12 days preceding the investment date, as defined in the Plan.

Investors not yet participating in the Plan, as well as brokers and custodians who hold IndyMac REIT common stock for clients, can get a Prospectus relating to the Plan by contacting IndyMac REIT's Investor Relations Department at (800) 669-2300.



 ITEM 6. SELECTED FINANCIAL DATA
(Dollar amounts in thousands, except per share data)

                                                                                  December 31,
                                                 ---------------------------------------------------------------------------
                                                      1997           1996            1995             1994           1993
                                                 ---------------------------------------------------------------------------
Operating Results for the Year
 Interest income                                 $   360,901    $   242,303      $   180,465     $    92,119     $    65,504
 Interest expense                                    242,372        159,365          131,910          66,700          65,312
                                                 ---------------------------------------------------------------------------
  Net interest income                                118,529         82,938           48,555          25,419             192

 Provision for loan losses                            18,622         12,991            4,037             500               -
 Equity in earnings of IndyMac                        18,414         19,533           13,801           5,624           2,523
 Other income                                          8,315          2,470            1,427             885           1,714
                                                 ---------------------------------------------------------------------------
  Total revenues                                     126,636         91,950           59,746          31,428           4,429

 Salaries, general and administrative                 21,935         14,202            4,213           2,402           1,549
 Management fees to affiliate                          4,406          8,761            5,522           1,195             400
 Non-recurring charges                                76,000              -                -               -               -
                                                 ---------------------------------------------------------------------------
  Total expenses                                     102,341         22,963            9,735           3,597           1,949
                                                 ---------------------------------------------------------------------------
 Net earnings                                    $    24,295    $    68,987      $    50,011     $    27,831     $     2,480
                                                 ===========================================================================

Per Share Data
 Basic                                                  0.43           1.51             1.25            0.86            0.13
 Diluted                                                0.43           1.51             1.25            0.86            0.13

 Dividends declared per share                           1.79           1.52             1.25            0.87            0.48
 Book value per share                                  11.11           9.53             8.55            7.99            7.83

Average Common Shares
 Basic                                                56,125         45,644           39,903          32,184          18,578
 Diluted                                              56,454         45,806           39,941          32,327          18,720

Shares Outstanding at December 31,                    63,352         50,200           42,414          32,281          32,020

Balance Sheet Data At Year-End
 Loans held for sale                             $ 1,458,271    $   657,208      $   409,584     $   608,240     $   794,132
 Loans held for investment, net                    3,290,311      1,948,291        1,744,611         975,633               -
 Mortgage securities                                 558,445        231,780          124,975         121,441               -
 Collateral for CMOs                                 245,474        289,054          184,111         233,690         402,503
 Total assets                                      5,849,110      3,356,059        2,643,360       1,999,541       1,396,738
 Short-term borrowings                             4,826,656      2,531,509        2,037,834       1,534,189         770,334
 Collateralized mortgage obligations                 221,154        264,080          164,760         202,259         365,886
 Senior unsecured notes                               59,888         59,759           59,649               -               -
 Shareholders' equity                                703,894        478,424          362,731         257,917         250,608

Operating Data(dollar amounts in millions)
 IndyMac master servicing portfolio              $    12,400    $    11,131      $     9,419     $     6,818     $     1,977
 Loans acquired                                        6,319          4,186            4,186           5,985           3,420

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

INMC Mortgage Holdings, Inc., dba IndyMac Mortgage Holdings, Inc. ("IndyMac REIT"), was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "IndyMac REIT" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and IndyMac REIT's affiliate, IndyMac, Inc. ("IndyMac Operating") and its consolidated subsidiaries, which are not consolidated with IndyMac REIT for financial reporting or tax purposes.

In its mortgage loan conduit business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company purchases primarily "jumbo" and other "nonconforming" mortgage loans from mortgage originators, and also purchases to a much lesser extent subprime mortgage loans (i.e., "A- through D paper" mortgages). The Company and its Sellers negotiate whether such Sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such Sellers to the Company. All loans purchased by IndyMac REIT, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac Operating does not purchase any loans from entities other than IndyMac REIT.
Additionally, the Company's conduit operations include the purchase or origination, securitization and sale of consumer or mortgage loans for manufactured housing and home improvements.

The Company's principal sources of income from its conduit operations are gains recognized on the sale or securitization of mortgage and consumer loans, the net spread between interest earned on mortgage and consumer loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and servicing and master servicing fee income.

In addition to its conduit operations, the Company earns fee income and net interest income through its construction and warehouse lending programs and net interest income on its investment portfolio of mortgage and manufactured housing loans and mortgage securities. Construction Lending Corporation of America ("CLCA") provides acquisition, development and construction, builder custom home, model home, construction-to-permanent and lot loan financing on a nationwide basis to builders, while IndyMac Construction Lending Division ("IndyMac CLD") provides the same products as CLCA to IndyMac Operating's third party customers. Warehouse Lending Corporation of America ("WLCA"), the Company's warehouse lending operation, provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans.

On July 1, 1997, IndyMac REIT and Countrywide Credit Industries, Inc. ("CCR") completed a transaction whereby IndyMac REIT acquired all of the outstanding stock of its manager, Countrywide Asset Management Corporation ("CAMC"), from CCR in exchange for 3,440,860 new shares of common stock of IndyMac REIT. The transaction was approved in January, 1997 by a Special Committee consisting of the independent directors of IndyMac REIT, by the full Board of Directors of IndyMac REIT, and by the full Board of Directors of CCR. The transaction was then approved by IndyMac REIT's shareholders at their Annual Meeting held on June 24, 1997. Following consummation of the transaction, CAMC was merged into IndyMac REIT, and IndyMac REIT became self-managed.

IndyMac REIT accounted for this merger as the settlement of a management contract for book purposes, which resulted in a non-recurring charge for IndyMac REIT of $76 million during the third quarter of 1997. This charge did not materially affect total shareholders' equity as $72 million represents a reduction in retained earnings offset by a corresponding increase in common stock and additional paid-in-capital. For tax purposes, the transaction represents a tax-free exchange of shares with CCR, and the transaction did not have a material effect on IndyMac REIT's taxable income. Accordingly, the amount of the dividend and the tax status of IndyMac REIT's dividends were not materially affected by the charge since the charge was taken for book purposes only, not for tax purposes. For the year ended December 31, 1997, IndyMac REIT had net earnings, prior to inclusion of the non-recurring charge, of $100.3 million, and basic and diluted earnings per share of $1.79 and $1.77, respectively.


FINANCIAL CONDITION

CONDUIT OPERATIONS: During 1997, IndyMac REIT purchased $6.0 billion of non-conforming mortgage loans, including $168 million of subprime mortgage loans.
In addition, the Company purchased $320 million of manufactured housing loans and $82 million of home improvement loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through IndyMac Operating, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, IndyMac REIT invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During 1997, IndyMac Operating sold $3.4 billion of mortgage loans through the issuance of thirteen series of multiple-class MBS in the form of REMIC securities and sold $755 million of mortgage loans in the form of whole loan sales transactions. At December 31, 1997, the Company was committed to purchase $743 million of mortgage loans from various mortgage originators. The IndyMac Operating master servicing portfolio at year-end had an aggregate outstanding principal balance of $12.4 billion with a weighted average coupon of 8.5%. Delinquencies (30 days and over) for loans held for sale were 2.3% of principal at December 31, 1997 compared with 5.0% at December 31, 1996.

RESIDENTIAL LOANS HELD FOR INVESTMENT: The $1.8 billion portfolio of residential loans held for investment (exclusive of construction loans and warehouse lines of credit) at December 31, 1997 consisted of $1.2 billion of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $473 million of loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $180 million of fixed-rate loans. The weighted average coupon of the mortgage loans held for investment at December 31, 1997 was 7.8%. The Company utilizes interest rate swap agreements to manage the interest rate exposure on its portfolio of loans held for investment. The Company finances loans held for investment with repurchase agreements and other credit facilities which reprice from overnight to one month, as of December 31, 1997. The allowance for losses related to loans held for investment totaled $17.4 million at year end. Chargeoffs related to loans held for investment totaled $7.2 million for the year ended December 31, 1997. Delinquencies (30 days and over) for loans held For investment were 6.3% of principal at December 31, 1997 compared with 8.7% at December 31, 1996.

CONSTRUCTION LENDING OPERATIONS: At December 31, 1997, CLCA had commitments to fund construction loans of $1.3 billion, with outstanding principal balances of $603.8 million. The allowance for losses related to CLCA loans totaled $6.9 million at December 31, 1997, and chargeoffs totaled $71,000 related to CLCA loans for the year ended December 31, 1997. Delinquencies (30 days and over) for CLCA were 0.9% and 0.5% of principal at December 31, 1997 and 1996, respectively. The Company had outstanding borrowings under various revolving credit facilities totaling $270 million at December 31, 1997 associated with the financing of CLCA loans.

At December 31, 1997, IndyMac CLD had commitments to fund construction-to-permanent and home improvement loans of $603.7 million at December 31, 1997 with outstanding principal balances of $343 million. The allowance for losses related to IndyMac CLD loans totaled $328,000 at December 31, 1997, and there were no chargeoffs for the year ended December 31, 1997. Delinquencies for IndyMac CLD were 1.5% and 1.1% of principal, at December 31, 1997 and 1996, respectively. The Company had outstanding borrowings under various revolving credit facilities totaling $362 million at December 31, 1997 associated with the financing of IndyMac CLD loans.

WAREHOUSE LENDING OPERATIONS: At December 31, 1997, IndyMac REIT had extended commitments to make warehouse and related lines of credit in an aggregate amount of $768 million, of which $512 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $1.8 million at December 31, 1997. There were no chargeoffs against such allowance during the year ended December 31, 1997. Repurchase debt outstanding associated with IndyMac REIT's financing of these warehouse lines of credit totaled $524 million at December 31, 1997. As of December 31, 1997 and 1996, there were no delinquent (30 days and over) warehouse lines of credit.

CMO PORTFOLIO: As of December 31, 1997, IndyMac REIT had a portfolio comprised of nine series of CMOs (the "CMO Portfolio"). Collateral for CMOs decreased to $245.5 million at December 31, 1997 from $289.1 million at December 31, 1996. This decrease of $43.6 million is primarily the result of repayments (including prepayments and premium and discount amortization) of $43.2 million and a decrease in guaranteed investment contracts ("GICs") held by trustees of $400,000. IndyMac REIT's CMOs outstanding decreased to $221.2 million at December 31, 1997 from $264.1 million at December 31, 1996. This decrease of $42.9 million resulted from principal payments and discount amortization on CMOs of $42.5 million and a decrease in accrued interest payable on CMOs of $400,000.


RESULTS OF OPERATIONS 1997 COMPARED TO 1996

NET EARNINGS: As a result of the non-recurring charge related to IndyMac REIT's acquisition of CAMC, IndyMac REIT's net earnings were $24.3 million, or $0.43 basic and diluted earnings per share, based on 56,124,537 and 56,453,634 weighted average shares outstanding for 1997, respectively, compared to $69.0 million, or $1.51 basic earnings per share and $1.50 diluted earnings per share, based on 45,643,885 and 45,805,509 weighted average shares outstanding for 1996, respectively.

Earnings before the non-recurring charge related to the acquisition of CAMC were $100.3 million, with $1.79 basic earnings per share and $1.77 diluted earnings per share, respectively, for the year ended December 31, 1997.

The increase in net earnings of $31.3 million before the non-recurring charge was principally due to an increase in net interest income of $35.6 million, a decrease in management fees to affiliate of $4.4 million, and an increase in other income of $3.9 million, offset, in part, by increases in the provision for loan losses, salaries and general and administrative expenses of $5.6 million, $4.9 million and $2.8 million, respectively.

INTEREST INCOME:   Total interest income was $360.9 million for 1997 and $242.3 million for 1996. The increase in interest income of $118.6 million was primarily the result of increases in interest earnings on the following: construction loans, $44.8 million; mortgage loans held for investment, $28.2 million; mortgage securities, $14.7 million; mortgage loans held for sale, $11.2 million; revolving warehouse lines of credit, $9.3 million; manufactured housing loans held for sale, $6.9 million; advances to IndyMac Operating, $2.3 million; home improvement loans held for sale, $1.7 million; and manufactured housing loans held for investment, $1.4 million. These increases were partially offset by a reduction in the interest income related to collateral for CMOs of $2.4 million.

Interest income on mortgage loans held for sale totaled $68.9 million and $57.7 million, resulting in effective yields of 8.5% and 8.8%, respectively, for the years ended December 31, 1997 and 1996. The average principal balance of such loans increased to $806.9 million for the year ended December 31, 1997, from $659.2 million for the year ended December 31, 1996.

Interest income on manufactured housing loans held for sale totaled $9.2 million and $2.3 million, with interest earned at effective yields of 9.7% and 9.8%, for the years ended December 31, 1997 and 1996, respectively. The average principal balance of such loans increased by $71.3 million to $94.5 million during 1997, from $23.2 million for 1996. This increase is partly attributable to the Manufactured Housing Division's commencement of operations in March 1996.

Interest income on mortgage loans held for investment totaled $122.5 million during 1997 compared to $94.2 million during 1996. The increase from 1996 was the result of an increase in the average amount of loans held for investment during the year of $451.2 million partially offset by a decrease in the average yield. The average principal balance of mortgage loans held for investment was $1.6 billion during 1997 with interest earned at an effective yield of 7.6%, compared to the average principal balance of mortgage loans held for investment during 1996 of $1.2 billion with interest earned at an effective rate of 8.1%.

Interest income on manufactured housing loans held for investment totaled $2.7 million and $1.3 million, with interest earned at effective yields of 10.5% and 10.4% for the years ended December 31, 1997 and 1996, respectively. The average principal balance of such loans increased by $13.0 million to $25.6 million during 1997, from $12.6 million for 1996.

Interest income on construction loans totaled $75.0 million and $30.2 million, with interest earned at an effective yield of 11.1% and 12.6% for the years ended December 31, 1997 and 1996, respectively. The average principal balance of construction loans outstanding increased $437.3 million to $677.6 million during 1997 from $240.3 million during 1996.

Interest income on revolving warehouse lines of credit totaled $24.8 million and $15.5 million, with interest earned at effective yields of 9.1% and 8.7% for the years ended December 31, 1997 and 1996, respectively. The average principal balance outstanding increased to $272.3 million from $177.6 million for the years ended December 31, 1997 and 1996, respectively.

Interest income on mortgage securities totaled $25.3 million and $10.5 million, with interest earned at effective yields of 7.3% and 8.1% for the years ended December 31, 1997 and 1996, respectively. During 1997, the average principal balance increased to $348.5 million from $129.5 million in 1996. Mortgage securities consisted of senior securities, adjustable rate agency securities, subordinated securities, principal-only securities, interest-only securities and inverse floater securities. Interest-only securities were comprised primarily of excess master servicing fees sold by IndyMac Operating to IndyMac REIT and subsequently securitized by IndyMac REIT, which were classified and accounted for as available for sale, and also include interest-only securities acquired by IndyMac REIT in connection with the securitization of mortgage loans held for sale by IndyMac Operating, which were classified and accounted for as trading securities.

Interest income on collateral for CMOs was $20.2 million and $22.6 million for the years ended December 31, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $267.0 million from $299.8 million for the years ended December 31, 1997 and 1996, respectively. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs.

INTEREST EXPENSE: For 1997 and 1996, total interest expense was $242.4 million and $159.4 million, respectively. This increase in interest expense of $83.0 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $86.1 million, offset in part by a decline in interest expense on CMOs of $3.1 million..

Interest expense on repurchase agreements and other credit facilities used to finance loans held for sale and investment, revolving warehouse lines of credit, construction loans and mortgage securities totaled $217.5 million during 1997 compared to $131.4 million during 1996. This increase of $86.1 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding for the year to $3.5 billion in 1997 from $2.1 billion in 1996. The effective interest rate on such borrowings was 6.2% and 6.3% for the years ended December 31, 1997 and 1996, respectively.

Interest expense on CMOs was $19.4 million and $22.5 million for the years ended December 31, 1997 and 1996, respectively. The decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $243.9 million for 1997 from $275.0 million for 1996, combined with a decrease in the weighted average cost of CMOs to 7.9% in 1997 from 8.2% in 1996.

Interest expense on senior unsecured notes totaled $5.5 million for each of the years ended December 31, 1997 and 1996, respectively. The weighted average interest rate of 9.2% and average outstanding balance of $59.8 million were also the same for each of the years ended December 31, 1997 and 1996.

EQUITY IN EARNINGS OF INDYMAC OPERATING: The 1997 earnings for IndyMac Operating of $18.8 million, in which IndyMac REIT has a 99% economic interest, resulted principally from net interest income of $2.0 million and gain on sale of mortgage loans and securities of $71.7 million, offset by salaries, general and administrative expenses of $56.5 million, management fee expense of $0.7 million and income taxes of $13.9 million. During 1996, earnings for IndyMac Operating of $18.1 million resulted principally from net interest income of $2.5 million and gains on sale of mortgage loans and securities of $51.7 million, offset by salaries, general and administrative expenses of $31.2 million, management fee expense of $2.1 million and income taxes of $13.5 million.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $7.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT, including CLCA, IndyMac CLD, and WLCA as well as the expense of putting in place certain administrative and accounting functions as part of IndyMac REIT becoming self-managed.

MANAGEMENT FEES:   For 1997, management fees were $4.4 million compared to $8.8 million for 1996. The decrease in the management fee was primarily due to IndyMac REIT's aforementioned acquisition of its manager on July 1, 1997as a result of which IndyMac REIT became self-managed and the management fee was eliminated.

RESULTS OF OPERATIONS 1996 COMPARED TO 1995

NET EARNINGS: IndyMac REIT's net earnings were $69.0 million, or $1.51 basic earnings per share and $1.50 diluted earnings per share, based on 45,643,885 and 45,805,509 weighted average shares outstanding for 1996, respectively, compared to $50.0 million, or $1.25 basic and diluted earnings per share, based on 39,902,680 and 39,941,433 weighted average shares outstanding for 1995.

The increase in net earnings is principally due to an increase in net interest income and equity in earnings of IndyMac Operating of $34.4 million and $5.7 million, respectively, offset, in part, by increases in the provision for loan losses and expenses of $9.0 million and $13.2 million, respectively.

INTEREST INCOME:   Total interest income was $242.3 million for 1996 and $180.5 million for 1995. The increase of $61.8 million in interest income was primarily the result of an increase in interest on the following: construction loans, $23.6 million; mortgage loans held for sale, $23.0 million; warehouse lines of credit, $5.5 million; collateral for CMOs, $5.4 million; mortgage securities, $3.1 million; manufactured housing loans held for sale, $2.3 million; and manufactured housing loans held for investment, $1.3 million. These increases were offset by a reduction in the interest income related to mortgage loans held for investment of $3.5 million.

Interest income on mortgage loans held for sale totaled $57.7 million and $34.7 million, resulting in effective yields of 8.8% and 9.2%, respectively, for the years ended December 31, 1996 and 1995. The average outstanding balance of such loans increased to $659.2 million for the year ended December 31, 1996, from $377 million for the year ended December 31, 1995.

Interest income on manufactured housing loans held for sale totaled $2.3 million during 1996, resulting in an effective yield of 9.8% for the year ended December 31, 1996. There were no manufactured housing loans held for sale during 1995.

Interest income on mortgage loans held for investment, consisting primarily of adjustable-rate mortgages, totaled $94.2 million and $97.7 million, resulting in effective yields of 8.1% and 8.1%, for the years ended December 31, 1996 and 1995, respectively. The average balance of such loans outstanding decreased slightly to $1.16 billion in 1996 from $1.21 billion in 1995.

Interest income on manufactured housing loans held for investment totaled $1.3 million during 1996. There were no manufactured housing loans held for investment during 1995.

Interest income on construction loans totaled $30.2 million and $6.5 million during 1996 and 1995, respectively. The average principal balance of construction loans outstanding totaled $240.3 million during 1996, representing an increase of $190.8 million from the average principal balance of $49.5 million during 1995. Interest was earned at an effective yield of 12.6% and 13.2% in 1996 and 1995, respectively.

Interest income on revolving warehouse lines of credit totaled $15.5 million and $10.0 million with interest earned at an effective yield of 8.7% and 9.5% for the years ended December 31, 1996 and 1995, respectively. The average principal balance outstanding increased by $72.1 million to $177.6 million in 1996 from $105.5 million in 1995.

Interest income on mortgage securities totaled $10.5 million compared with $7.4 million for the years ended December 31, 1996 and 1995, respectively. The average outstanding balance of mortgage securities decreased slightly to $129.5 million in 1996 from $132.1 million in 1995. The yield on mortgage securities increased to 8.1% in 1996 from 5.6% in 1995. Mortgage securities consisted of subordinated securities, principal-only securities, interest-only securities and inverse floater securities. Interest-only securities were comprised primarily of excess master servicing fees sold by IndyMac Operating to IndyMac REIT and subsequently securitized by IndyMac REIT, which were classified and accounted for as available for sale, and also include interest-only securities acquired by IndyMac REIT in connection with the securitization of mortgage loans held for sale by IndyMac Operating, which were classified and accounted for as trading securities.

Interest income on collateral for CMOs was $22.6 million and $17.3 million for the years ended December 31, 1996 and 1995, respectively. The increase was attributable to an increase in the average aggregate principal amount of collateral for CMOs outstanding to $300 million for 1996 from $213 million for 1995, offset by a decrease in the effective yield earned on the collateral from 8.1% in 1995 to 7.6% in 1996. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs.

INTEREST EXPENSE: For 1996 and 1995, total interest expense was $159.4 million and $131.9 million, respectively. The increase of $27.5 million in interest expense was the result of increases in the interest expense on repurchase agreements and other credit facilities, collateral for CMOs, and senior unsecured notes of $18.0 million, $4.9 million, and $4.5 million respectively.

Interest expense on repurchase agreements and other credit facilities totaled $131.4 million during 1996 compared to $113.4 million during 1995. The increase of $18.0 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding for the year to $2.2 billion in 1996 from $1.7 billion in 1995, partially offset by a decrease in the weighted average effective interest rate to 6.1% in 1996 from 6.7% in 1995.

Interest expense on CMOs was $22.5 million and $17.5 million for 1996 and 1995, respectively. This increase was primarily attributable to an increase in average aggregate CMOs outstanding to $275 million for 1996 from $185 million for 1995, combined with a decrease in the weighted average cost of CMOs to 8.2% in 1996 from 9.5% in 1995. The increase in the average balance of CMOs was directly related to the issuance of CMO 1996-1 in January, 1996.

Interest expense on senior unsecured notes totaled $5.5 million and $1.0 million for the years ended December 31, 1996 and December 31, 1995 respectively. The senior unsecured notes were issued in October 1995 at an effective rate, including issuance costs, of 9.2%.

EQUITY IN EARNINGS OF INDYMAC OPERATING: The 1996 earnings of $18.1 million for IndyMac Operating, in which IndyMac REIT has a 99% economic interest, resulted principally from net interest income of $2.5 million and gain on sale of mortgage loans and securities of $51.7 million, offset by operating expenses of $31.2 million, management fee expense of $2.1 million and income taxes of $13.5 million. During 1995, earnings of IndyMac Operating resulted principally from net interest income of $12.4 million and gains on sales of mortgage loans and securities of $35.8 million, offset by operating expenses of $20.7 million, management fee expense of $1.8 million and income taxes of $12.5 million.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $10.0 million in operating expenses for the year ended December 31, 1996 compared to the year ended December 31, 1995 is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT and its qualified REIT subsidiaries.

MANAGEMENT FEES:   For 1996, management fees were $8.8 million compared to $5.5 million for 1995. The increase in the management fee was primarily due to an increase in incentive compensation payable to CAMC in 1996, directly related to the increase in IndyMac REIT's earnings during 1996 in comparison to 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds includes monthly principal and interest payments on its investment portfolio, short-term borrowings, proceeds from the sales of assets and issuance of REMIC and asset-backed securities, master servicing fees and other servicing-related revenues and proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP"). Additionally, the Company incurs certain charges to earnings, including amortization and depreciation, loan loss provisions and unrealized losses on trading securities, which do not require an outlay of funds. The Company believes these funds are sufficient for growth of its lending activities, acquisition of investment assets, repayment of short-term borrowings and the payment of cash dividends.
It is the Company's policy to maintain adequate capital and to comply with leverage and other financial covenants set forth in the Company's debt covenants.

The Company has entered into a repurchase facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and certain of its affiliates, in an aggregate committed principal amount of $1.0 billion. The agreement is committed for a period of at least two years from the date of execution and currently permits the Company to finance its mortgage conduit, mortgage portfolio, warehouse lending, IndyMac CLD lending and manufactured housing lending assets and operations. The repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. The Company is permitted to borrow additional uncommitted amounts under this repurchase facility, and as of December 31, 1997, the total balance of outstanding loans from Merrill Lynch was $3.6 billion.

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

In May, 1995, the Company entered into a two-year committed credit facility with a syndicate of nine commercial banks led by First Union National Bank of North Carolina. This facility primarily finances mortgage loans, construction loans, and master servicing assets. In 1997, the Company amended this credit facility to expand the number of lenders and the available committed borrowings from $405 million to $500 million. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed. On February 25, 1998, the Company amended this facility, by among other things, increasing the available committed borrowings to $900 million, expanding the types of collateral which can be financed thereunder and extending the term of the commitment to three years.

During the fourth quarter of 1995, the Company raised $59.6 million in connection with the private placement of senior notes with certain institutional lenders. These senior notes are unsecured, and the proceeds are utilized by the Company in connection with its working capital needs. The effective rate of interest on such senior notes is fixed at 9.2% for a period of seven years from the date of issuance. In 1995, the, the notes were rated "BBB-" by Duff & Phelps Credit Rating Co., and subsequently raised to "BBB" in 1997. At December 31, 1997, the notes were rated "BBB " by Fitch IBCA Inc., and "BB+" by Standard & Poor's Rating Services, Inc.

The Company has from time to time raised additional capital through secondary public offerings, the most recent of which involved the issuance of the Company's common stock with net proceeds totaling $68.7 million in February, 1995. The Company also raises new equity capital primarily through the optional cash payment feature of its Dividend Reinvestment and Stock Purchase Plan. During 1997 and 1996, the Company raised $206 million and $133 million, respectively, through such Dividend Reinvestment and Stock Purchase Plan.

The Company has filed a shelf registration statement with the Securities and Exchange Commission in an aggregate amount of $500 million which became effective in January, 1998. Under the terms of the registration statement, the Company is permitted to offer a variety of debt and / or equity instruments. The Company has not determined what debt or equity instruments it may offer pursuant to the shelf registration statement or when any such offerings may occur.

The REIT provisions of the Internal Revenue Code restrict IndyMac REIT's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio, conduit operations, commercial lending and other operations by requiring IndyMac REIT to distribute to its shareholders substantially all of its taxable income from operations. Certain of the Company's material businesses, including its mortgage conduit and commercial lending operations, are known to require significant and continuing commitments of capital resources.

Management believes that the Company's cash flow from operations and the Company's existing financing arrangements are currently sufficient to meet the Company's current short-term liquidity requirements. To the extent the Company possesses working capital in excess of its current liquidity requirements, such working capital is as a general matter utilized to repay borrowings under those tranches of the Company's lines of credit which carry higher rates of interest, which borrowings would typically remain available for reborrowing by the Company pursuant to the terms and conditions of the applicable credit facility.

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

CASH FLOWS

Operating Activities - During the year ended December 31, 1997, the Company's operating activities required cash of approximately $820 million. The primary operating activity for which cash was used during the year ended December 31, 1997 was the acquisition of mortgage loans and manufactured housing loans held for sale.

Investing Activities - The primary investing activities for which cash was used during the year ended December 31, 1997 were the acquisition of mortgage loans held for investment, the purchase of mortgage securities and the funding of construction loans receivable . The net cash used in investing activities totaled $1.5 billion for the year ended December 31, 1997.

Financing Activities - Net cash provided by financing activities amounted to $2.4 billion for the year ended December 31, 1997. The cash provided by financing activities was primarily the result of additional borrowings under repurchase agreements and other credit facilities during 1997 and proceeds of common stock issuances pursuant to the Dividend Reinvestment and Stock Purchase Plan during the year ended December 31, 1997.


EFFECT OF INTEREST RATE CHANGES

Due to the characteristics of certain financial assets and liabilities of the Company, and the nature of the Company's business activities, the Company's financial position and results of operations may be materially affected by changes in interest rates in various ways. With respect to its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by changes in market interest rates. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movements in market interest rates. However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment.

Financial assets of the Company that tend to increase in value as interest rates increase, and decline in value as interest rates decrease would include interest-only securities. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore, results in higher implicit yields. As of December 31, 1997, IndyMac REIT and IndyMac Operating on a combined basis held $381 million of interest-only securities. Of the $381 million aggregate amount, $279 million of such assets are classified as trading securities in accordance with the requirements of SFAS 115, since they were acquired in connection with the securitization of loans held for sale by IndyMac Operating.

Financial instruments of the Company that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, would include REMIC senior securities, fixed rate subordinated securities, adjustable rate agency securities, principal-only securities, US Treasury bonds and inverse-floater securities. Similar to the interest-only securities, the principal-only and inverse floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return. If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only and inverse-floater security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and inverse floater security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by the IndyMac REIT or IndyMac Operating and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable increases in market interest rates. As of December 31, 1997, IndyMac REIT and IndyMac Operating on a combined basis held $779 million of REMIC senior securities, fixed and adjustable rate subordinated securities, adjustable rate agency securities, principal-only securities, US Treasury bonds and inverse floater securities. Of the $779 million aggregate amount, $359 million of such securities are classified as trading securities.

In addition to the inherent risks in seeking to manage fluctuations in the value of certain assets due to interest rate changes, there may be timing differences in the recognition of the offsetting effects of gains and losses which are attributable to specific instruments, depending upon whether a security is classified as trading or available for sale. The unrealized holding gains and losses on trading securities are recognized in earnings of the period for the Company. By comparison, the unrealized holding gains and losses of securities available for sale are excluded from earnings of the Company and included as a separate component of shareholders' equity. Therefore, to the extent that the Company is required under GAAP to classify certain securities as trading, such identification and the resulting accounting could cause additional volatility in the Company's future reported earnings in periods where interest rates fluctuate.

The Company is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage or manufactured housing loans, thus decreasing the volume of loans available to be purchased through the Company's conduit operations, or financed through the Company's construction and warehouse lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher mortgage payments.

The Company's liquidity position and net interest income could also be adversely impacted by significant interest rate fluctuations. Each of the Company's collateralized borrowing facilities described above in Liquidity and Capital Resources permits the lender or lenders thereunder to require the Company to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In the event of such a decrease in collateral values, it could be necessary for the Company to provide additional funds and/or pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other longer-term debt securities. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's "spread income" on such assets and thus reduce the Company's earnings.

SYSTEMS ISSUES ASSOCIATED WITH THE YEAR 2000

The Company is conducting a comprehensive review of its computer systems to determine if they will be affected by the Year 2000 issue - computer programs and embedded logic devices that utilize two digits rather than four to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. Generally, the Company is not affected by issues resulting from the use of "legacy" computer systems and software because it commenced its active operating businesses within the past five years. Accordingly, the Company does not anticipate incurring Year 2000 systems compliance costs that would be material to its financial position, results of operations, or cash flows in future periods. However, there can be no assurance that the Company's depository institutions, lenders, custodians, vendors, and clients will timely resolve their own Year 2000 compliance issues or that any failure by these other parties to resolve such issues would not have an adverse effect on the Company's operations and financial condition. Management believes it is devoting the necessary resources to timely address all Year 2000 issues over which it has control.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information called for by this item 8 is already incorporated by reference to IndyMac REIT's Consolidated Financial Statements and Report of Independent Certified Public Accountants beginning at page F-1 of this form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this Item 10 as to directors and executive officers of IndyMac REIT is hereby incorporated by reference to IndyMac REIT's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of IndyMac REIT's 1997 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item 11 is hereby incorporated by reference to IndyMac REIT's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of IndyMac REIT's 1997 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item 12 is hereby incorporated by reference to IndyMac REIT's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of IndyMac REIT's 1997 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to IndyMac REIT's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of IndyMac REIT's 1997 fiscal year.

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

       (3)  - Exhibits



Exhibit
  No.                               Description
-------                             -----------

2.1* Agreement and Plan of Merger dated as of January 29, 1997 among INMC Mortgage Holdings, Inc., formerly known as CWM Mortgage Holdings, Inc. ("CWM" or the "Company"), Countrywide Asset Management Corporation ("CAMC"), and Countrywide Credit Industries, Inc. ("CCR") (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on May 21, 1997).

2.2* Registration Rights Agreement dated as of July 1, 1997 between the Company and CCR (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the SEC on May 21, 1997).

3.1* Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1997).

3.2*   Bylaws of the Company, as amended (incorporated by reference to Exhibit
       3.2 to the Company's Form 10-Q for the quarter ended June 30, 1997).

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

4.21* Indenture dated as of March 30, 1993 between Countrywide Mortgage Trust 1993-I (the "1993-I Trust") and State Street Bank and Trust Company (the "Bond Trustee") (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 1993).

4.22* Indenture dated as of April 14, 1993 between Countrywide Mortgage Trust 1993-II (the "1993-II Trust") and the Bond Trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter ended March 31, 1993).

4.23* First Supplemental Indenture dated as of May 24, 1993 between the 1993-II Trust and the Bond Trustee (incorporated by reference to Exhibit 4.25 to the Company's Form 10-K for the year ended December 31, 1994.)

4.24* 1994 Stock Incentive Plan adopted May 17, 1994 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1994).

4.25* 1996 Stock Incentive Plan adopted May 29, 1996, as amended June 24, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1997).

10.1* 1996 Amended and Extended Management Agreement, extended as of June 1, 1996, between CWM and CAMC (the "Manager") (incorporated by reference to
       Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30,
       1996).

10.2* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between Countrywide Mortgage Investments, Inc. (now known as INMC Mortgage Holdings, Inc.) ("CMI") and Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed for the quarter ended June 30, 1987).

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

10.5* Form of Indemnity Agreement between CMI and the Company's directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1987).

10.6* Form of Guaranty of Indemnity Agreement made by CCR to CMI and the Company's directors and officers (incorporated by reference to Exhibit
       10.6 to the Company's Form 10-Q for the quarter ended June 30, 1987).

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

10.26* Deposit Trust Agreement dated as of March 24, 1993 between Countrywide
       Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.27* Master Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, CMI and the Bond Trustee (incorporated by reference to
       Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31,
       1993).

10.28* Servicing Agreement dated as of March 30, 1993 by and among the 1993-I
       Trust, Countrywide Funding Corporation and the Bond Trustee (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.29* Management Agreement, dated as of March 30, 1993 between Countrywide
       Asset Management Corporation and the 1993-I Trust (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.30* First Amendment dated as of March 30, 1993 to Agreement between
       Countrywide Mortgage Obligations II, Inc. and CMI (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.31* First Amendment dated as of March 30, 1993 to Agreement between
       Countrywide Mortgage Obligations II, Inc., Countrywide Asset Management Corporation and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.32* Deposit Trust Agreement dated as of April 7, 1993 between Countrywide
       Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.33* Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CMI and the Bond Trustee (incorporated by reference to
       Exhibit 10.8 to the Company's Form 10-Q for the quarter ended March 31,
       1993).

10.34* Servicing Agreement dated as of April 14, 1993 by and among the 1993-II
       Trust, Countrywide Funding Corporation and the Bond Trustee (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.35* Management Agreement, dated as of April 14, 1993 between Countrywide
       Asset Management Corporation and the 1993-II Trust (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.36* First Amendment to Deposit Trust Agreement dated as of April 13, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarter ended March 31, 1993).

10.37* Contribution and Mortgage Loan Acquisition Agreement dated as of April
       19, 1993 between CMI and Countrywide Funding Corporation (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 3 to S-3 Registration Statement (No. 33-63034) filed with the SEC on July 16,
       1993).

10.38* First Amendment to Deposit Trust Agreement dated as of April 16, 1993 between Countrywide Mortgage Obligations II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended June 30, 1993).

10.39* Custody Agreement dated as of April 5, 1993 among CMI, Merrill Lynch
       Mortgage Capital, Inc. and State Street Bank and Trust Company of California, N.A., Custodian (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the quarter ended June 30, 1993).

10.40* Employment agreement dated November, 1996 between CAMC and Michael W.
       Perry (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K for the year ended December 31, 1996).

10.41* First Amendment to 1996 Amended and Extended Management Agreement dated as of July 25, 1996 between CWM and CAMC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996).

10.42* Master Forward Commitment and Services Agreement effective January 1,
       1996 between CWM and Independent National Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended March 31, 1996).

10.43* Independent National Mortgage Corporation Capitalization Agreement, effective as of January 1, 1996, by and among CWM, CFC and Independent National Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended March 31, 1996).

10.44* Revolving Working Capital Credit Facility and Credit Support Agreement, effective as of January 1, 1996, between CWM and Independent National Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended March 31, 1996).

10.45* Second Amendment to 1996 Amended and Extended Management Agreement dated as of April 28, 1997 between CWM and CAMC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31,
       1997).

10.46* First Amendment to 1996 Amended and Extended Loan Purchase and
       Administrative Services Agreement dated as of April 28, 1997 between CWM and Countrywide Home Loans, Inc. (incorporated by reference to Exhibit
       10.2 to the Company's Form 10-Q for the quarter ended March 31, 1997).

10.47* First Amendment to Employment Agreement dated as of April 1, 1997 between CAMC and Michael W. Perry (incorporated by reference to Exhibit
       10.3 to the Company's Form 10-Q for the quarter ended March 31, 1997).

10.48* Employment Agreement dated January 1, 1997 between CAMC and Richard H.
       Wohl (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997).

10.49* Employment Agreement dated September 1, 1997 between IndyMac, Inc. and
       S. Blair Abernathy (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997).

10.50 Employment Agreement dated January 1, 1997 between CAMC and Kathleen H. Rezzo.

21.1   List of Subsidiaries.

23.1   Consent of Grant Thornton LLP

27     Financial Data Schedule

*Incorporated by reference.



(b) - REPORTS ON FORM 8-K

             None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 31, 1998.

                                 INMC MORTGAGE HOLDINGS, INC.


                                 BY:         S:/ MICHAEL W. PERRY
                                    -------------------------------------
                                                 Michael W. Perry
                                    President and Chief Operating Officer

                               POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Michael W. Perry and Richard H. Wohl his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                SIGNATURE                                       TITLE                                   DATE


            S:/ DAVID S. LOEB                   Director and Chairman of the Board of              March 31, 1998
------------------------------------------      Directors
              David S. Loeb


           S:/ ANGELO R. MOZILO                 Director, Chief Executive Officer and              March 31, 1998
------------------------------------------      Vice Chairman of the Board of Directors
             Angelo R. Mozilo                   (Principal Executive Officer)



          S:/ MICHAEL W. PERRY                   Director, President and                           March 31, 1998
------------------------------------------       Chief Operating Officer
            Michael W. Perry



          S:/ JAMES P. GROSS                     Executive Vice President                          March 31, 1998
------------------------------------------       and Chief Financial Officer
             James P. Gross                      (Principal Accounting and
                                                 Financial Officer)

         S:/ LYLE E. GRAMLEY                     Director                                          March 31, 1998
------------------------------------------
           Lyle E. Gramley

        S:/ THOMAS J. KEARNS                     Director                                          March 31, 1998
------------------------------------------
          Thomas J. Kearns


    S:/ FREDERICK J. NAPOLITANO                  Director                                          March 31, 1998
------------------------------------------
      Frederick J. Napolitano

                     CONSOLIDATED FINANCIAL STATEMENTS AND
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                         INMC MORTGAGE HOLDINGS, INC.
                               AND SUBSIDIARIES

                       December 31, 1997, 1996 and 1995

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                         December 31, 1997, 1996, 1995



INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
---------------------------------------------

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

INDYMAC, INCORPORATED AND SUBSIDIARY
------------------------------------

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



Board of Directors and Shareholders
INMC Mortgage Holdings, Inc. and Subsidiaries dba, IndyMac Mortgage Holdings, Inc.


We have audited the accompanying consolidated balance sheets of INMC Mortgage Holdings, Inc. and Subsidiaries dba, IndyMac Mortgage Holdings, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the consolidated financial position of INMC Mortgage Holdings, Inc. and Subsidiaries dba, IndyMac Mortgage Holdings, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule IV as of December 31, 1997 of INMC Mortgage Holdings, Inc. and Subsidiaries dba, IndyMac Mortgage Holdings, Inc. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Los Angeles, California
February 27, 1998

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                          CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)
                                                                                     December 31,   December 31,
                                                                                         1997           1996
                                                                                     ------------   ------------
ASSETS
Loans held for sale
 Mortgages-prime                                                                      $1,091,908     $  404,346
 Mortgages-subprime                                                                       75,770        177,913
 Manufactured housing                                                                    208,830         74,949
 Home improvement                                                                         81,763           -
                                                                                      ----------     ----------
                                                                                       1,458,271        657,208
Loans held for investment, net
 Mortgages-prime                                                                       1,801,014      1,210,891
 Manufactured housing                                                                     30,033         25,822
 Construction                                                                            946,806        460,546
 Revolving warehouse lines of credit, net                                                512,458        251,032
                                                                                      ----------     ----------
                                                                                       3,290,311      1,948,291

Mortgage securities                                                                      558,445        231,780
Collateral for CMOs                                                                      245,474        289,054
Investment in and advances to IndyMac, Inc.                                              185,715        170,609
Cash and cash equivalents                                                                 13,676         12,450
Interest receivable                                                                       54,442         22,660
Other assets                                                                              42,776         24,007
                                                                                      ----------     ----------
   Total assets                                                                       $5,849,110     $3,356,059
                                                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                                     $4,826,656     $2,531,509
Collateralized mortgage obligations                                                      221,154        264,080
Senior unsecured notes                                                                    59,888         59,759
Accounts payable and accrued liabilities                                                  37,518         22,287
                                                                                      ----------     ----------
   Total liabilities                                                                   5,145,216      2,877,635

Shareholders' equity

 Common stock - authorized, 100,000,000 shares of
  $.01 par value; issued and outstanding,  63,351,616 shares
  at December 31, 1997 and 50,200,146 at December 31, 1996                                   634            502
 Additional paid-in capital                                                              773,475        490,695
 Net unrealized gain (loss) on mortgage securities available for sale:
  Held by IndyMac REIT                                                                    (2,006)        (7,166)
  Held by IndyMac, Inc.                                                                      501         (8,427)
 Cumulative earnings                                                                     243,430        219,135
 Cumulative distributions to shareholders                                               (312,140)      (216,315)
                                                                                      ----------     ----------
   Total shareholders' equity                                                            703,894        478,424
                                                                                      ----------     ----------
 Total liabilities and shareholders' equity                                           $5,849,110     $3,356,059
                                                                                      ==========     ==========

The accompanying notes are an integral part of these statements

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                      CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar amounts in thousands, except per share data)

                                                               Years Ended December 31,
                                                           ----------------------------------
                                                             1997         1996         1995
                                                           ----------------------------------
REVENUES
  Interest income
    Loans held for sale
      Mortgages-prime                                      $ 56,148     $ 42,436     $ 34,733
      Mortgages-subprime                                     12,752       15,310            -
      Manufactured housing                                    9,184        2,259            -
      Home improvement                                        1,727            -            -
                                                           --------     --------     --------
                                                             79,811       60,005       34,733
    Loans held for investment
      Mortgages-prime                                       122,477       94,237       97,720
      Manufactured housing                                    2,697        1,308            -
      Construction                                           74,997       30,158        6,548
      Revolving warehouse lines of credit                    24,801       15,523       10,024
                                                           --------     --------     --------
                                                            224,972      141,226      114,292

    Mortgage securities                                      25,250       10,504        7,405
    Collateral for CMOs                                      20,202       22,648       17,257
    Advances to IndyMac, Inc.                                10,075        7,676        6,502
    Other                                                       591          244          276
                                                           --------     --------     --------
      Total interest income                                 360,901      242,303      180,465

  Interest expense
    Repurchase agreements and other credit facilities       217,492      131,389      113,379
    Collateralized mortgage obligations                      19,363       22,478       17,532
    Senior unsecured notes                                    5,517        5,498          999
                                                           --------     --------     --------
      Total interest expense                                242,372      159,365      131,910

                                                           --------     --------     --------
  Net interest income                                       118,529       82,938       48,555

  Provision for loan losses                                  18,622       12,991        4,037
                                                           --------     --------     --------
      Net interest income after provision for loan losses    99,907       69,947       44,518

  Equity in earnings of IndyMac, Inc.                        18,414       19,533       13,801
  Gain (Loss) on mortgage loans and securities                  997         (906)        (591)
  Other income                                                7,318        3,376        2,018
                                                           --------     --------      -------
      Net revenues                                          126,636       91,950       59,746

EXPENSES
  Salaries                                                   14,844        9,940        2,260
  General and Administrative                                  7,091        4,262        1,953
  Management fees to affiliate                                4,406        8,761        5,522
  Non-recurring charges                                      76,000            -            -
                                                           --------     --------     --------
      Total expenses                                        102,341       22,963        9,735

                                                           --------     --------     --------
NET EARNINGS                                               $ 24,295     $ 68,987     $ 50,011
                                                           ========     ========     ========

EARNINGS PER SHARE
  Basic EPS                                                   $0.43        $1.51        $1.25
  Diluted EPS                                                  0.43         1.50         1.25

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands)
  Basic                                                      56,125       45,644       39,903
  Diluted                                                    56,454       45,806       39,941

The accompanying notes are an integral part of these statements

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollar amounts in thousands)
                                                          Years Ended December 31,
                                                      -----------------------------------
                                                         1997        1996        1995
                                                      -----------------------------------
COMMON STOCK
  Balance, beginning of year                                $502        $424        $323
  Common stock issued                                        129          74          98
  Common stock options exercised                               3           4           3
                                                      ------------------------------------
    Balance, end of year                                     634         502         424

ADDITIONAL PAID IN CAPITAL
  Balance, beginning of year                             490,695     353,965     258,240
  Common stock issued                                    278,404     132,982      93,565
  Common stock options exercised                           4,376       3,748       2,160
                                                      ------------------------------------
    Balance, end of year                                 773,475     490,695     353,965

NET UNREALIZED GAIN (LOSS) ON MORTGAGE
SECURITIES AVAILABLE FOR SALE
  HELD BY INDYMAC REIT
    Balance, beginning of year                            (7,166)      4,694         487
    Valuation adjustments                                  5,160     (11,860)      4,207
                                                      ------------------------------------
      Balance, end of year                                (2,006)     (7,166)      4,694

  HELD BY INDYMAC
    Balance, beginning of year                            (8,427)      2,898         520
    Valuation adjustments, net of related income taxes     8,928     (11,325)      2,378
                                                      ------------------------------------
      Balance, end of year                                   501      (8,427)      2,898

CUMULATIVE EARNINGS
  Balance, beginning of year                             219,135     150,148     100,137
  Net earnings                                            24,295      68,987      50,011
                                                      ------------------------------------
    Balance, end of year                                 243,430     219,135     150,148

CUMULATIVE DISTRIBUTION TO SHAREHOLDERS
  Balance, beginning of year                            (216,315)   (149,398)   (101,790)
  Dividends paid                                         (95,825)    (66,917)    (47,608)
                                                      ------------------------------------
    Balance, end of year                                (312,140)   (216,315)   (149,398)

                                                      ------------------------------------
      Total Stockholders' Equity                        $703,894    $478,424    $362,731
                                                      ====================================

The accompanying notes are an integral part of these statements

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)
                                                                                      Year Ended December 31,
                                                                            ------------------------------------------
                                                                                1997           1996           1995
                                                                            -----------    -----------    ------------
Cash flows from operating activities:
 Net earnings                                                               $    24,295    $    68,987    $    50,011
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization and depreciation                                                29,144         24,911         22,456
    Provision for loan losses                                                    18,622         12,991          4,037
    Equity in earnings of IndyMac                                               (18,414)       (19,533)       (13,801)
    Unrealized gain on trading securities                                        (2,206)             -              -
    Issuance of common stock as settlement of management contract                72,000              -              -
  Purchases of mortgage loans held for sale                                  (4,912,560)    (3,872,783)    (3,779,914)
  Sale of and payments from mortgage loans held for sale                      4,210,331      3,646,046      3,670,576
  Net purchases of manufactured housing loans held for sale                    (134,510)       (74,949)             -
  Purchases of trading securities                                               (70,740)       (17,369)       (19,118)
  Principal payments on trading securities                                        4,044              -              -
  Net increases in other assets                                                 (54,789)        (5,758)        (8,911)
  Net increases in other liabilities                                             14,790          4,972          8,298
                                                                            -----------    -----------    ------------
  Net cash (used in) operating activities                                      (819,993)      (232,485)       (66,366)

Cash flows from investing activities:
 Purchases of mortgage loans held for investment                             (1,086,583)      (207,825)      (406,478)
 Payments from mortgage loans held for investment                               601,245        297,709        183,200
 Net increase in construction loans receivable                                 (572,997)      (333,011)      (111,646)
 Purchases of mortgage securities                                              (356,808)      (118,783)             -
 Sales and payments of mortgage securities                                       80,704              -              -
 Net increase in revolving warehouse lines of credit                           (262,026)       (60,927)      (121,606)
 Investment in IndyMac, net of dividends received                                     -         24,750        (15,840)
 Net purchases of manufactured housing loans held for investment                 (4,387)       (25,822)             -
 (Increase)/decrease in advances to IndyMac, net of cash payment                 12,236        (46,561)       (67,128)
 Payments from collateral for CMOs                                               43,139         46,106         38,180
 Net change in GICs held by trustees as collateral for CMOs                         390             98            953
                                                                            -----------    -----------    ------------
    Net cash (used in) provided by investing activities                      (1,545,087)      (424,266)      (500,365)

Cash flows from financing activities:
 Net increase in repurchase agreements and other credit faciliti              2,294,974        493,675        503,642
 Net proceeds from issuance of unsecured debt                                         -              -         59,623
 Net proceeds from issuance of common stock                                     210,912        136,808         95,827
 Cash dividends paid                                                            (95,825)       (66,917)       (47,608)
 Proceeds from issuance of collateralized mortgage obligations                        -        146,152              -
 Principal payments on collateralized mortgage obligations                      (43,755)       (48,566)       (39,309)
                                                                            -----------    -----------    ------------
    Net cash provided by financing activities                                 2,366,306        661,152        572,175

Net increase in cash and cash equivalents                                         1,226          4,401          5,444
Cash and cash equivalents at beginning of period                                 12,450          8,049          2,605
                                                                            -----------    -----------    ------------
Cash and cash equivalents at end of period                                  $    13,676    $    12,450    $     8,049
                                                                            ===========    ===========    ============

 Supplemental cash flow information:
    Cash paid for interest                                                  $   218,122       $156,880    $   121,288
                                                                            =============  ===========    ============

 Supplemental disclosure of non-cash activity:
    $154.6 million of mortgage loans held for investment were transferred to collateral for CMOs in 1996 in association with the issuance of a CMO.

The accompanying notes are an integral part of these statements.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of INMC Mortgage Holdings, Inc., dba IndyMac Mortgage Holdings, Inc. ("IndyMac REIT") are prepared in conformity with generally accepted accounting principles (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The following is a summary of the more significant accounting and reporting policies used in preparing the consolidated financial statements.

1. Financial Statement Presentation

   The consolidated financial statements include the accounts of IndyMac REIT and its qualified REIT subsidiaries. The mortgage loan conduit activities are primarily conducted through IndyMac, Inc. ("IndyMac Operating"), a taxable affiliate of IndyMac REIT established in 1993. IndyMac REIT owns all the preferred stock and has a 99% economic interest in IndyMac Operating. Accordingly, IndyMac REIT's investment in IndyMac Operating is accounted for under a method similar to the equity method because IndyMac REIT has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by IndyMac REIT's share of earnings or losses and decreased by dividends received. References to the "Company" mean the parent company, its consolidated subsidiaries, and IndyMac Operating and its consolidated subsidiary.

   All significant intercompany balances and transactions with IndyMac REIT's consolidated subsidiaries have been eliminated in consolidation of IndyMac REIT. Certain reclassifications have been made to the financial statements for the periods ended December 31, 1996 and 1995 to conform to the December 31, 1997 presentation.

2. Loans Held for Sale

   Mortgage, manufactured housing and home improvement loans held for sale, consisting primarily of one to four family residential units, are carried at the lower of cost or market, computed by the aggregate method. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility, and, if appropriate, previously accrued interest is reversed.

   Pursuant to the Master Forward Committment and Services Agreement between IndyMac REIT and IndyMac Operating, all loans purchased by IndyMac REIT for which a REMIC transaction, securitization or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price for which the loans were acquired by IndyMac REIT. Fair value is therefore equal to the commitment price which is the carrying value of the loans. At present, IndyMac REIT does not sell any loans to entities other than IndyMac Operating.

3. Loans Held for Investment, Net

   IndyMac REIT purchases certain mortgage and manufactured housing loans to be held as long-term investments. In addition IndyMac REIT may, pursuant to its forward commitment contract with IndyMac Operating, transfer loans held for sale to the "held for investment" designation. Such transfers are recorded at the lower of cost or market on the date of transfer. The resulting market discount is amortized to interest income over the estimated life

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   of the loan using a level-yield method. IndyMac REIT also provides financing for construction loans and warehouse lines of credit, which are held for investment.

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

4. Collateral for CMOs

   Collateral for CMOs, consisting of mortgage loans and mortgage-backed securities, is carried at the outstanding principal balances, net of unamortized purchase discounts or premiums. Also included in collateral for CMOs are guaranteed investment contracts (GICs) held by trustees and accrued interest receivable related to CMO collateral.

5. Mortgage Securities

   Mortgage securities identified as available for sale consist primarily of REMIC senior securities, adjustable-rate agency securities and AAA rated interest-only securities. Interest-only securities not originally issued in security form at settlement of an IndyMac REMIC transaction, and subsequently purchased from IndyMac Operating by IndyMac REIT, are classified and accounted for as available for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Securities are classified at acquisition as available for sale when IndyMac REIT intends to hold the securities for a period of time, but not necessarily to maturity. Accordingly, such securities are recorded at fair value with material unrealized gains and losses excluded from earnings and included as a separate component of shareholders' equity.

   Interest income on interest-only securities is recognized at the effective yield based upon current estimates of prepayment rates. IndyMac REIT evaluates the recoverability of interest-only securities classified as available for sale by computing the present value of the asset, given current estimates for prepayment rates, using a risk-free rate of return. An impairment write-down to fair value is charged to earnings for those securities whose amortized cost exceeds the present value at the risk-free rate. The value of interest-only securities is sensitive to variations in estimates of prepayment rates and changes in the risk-free rate. IndyMac REIT estimates future prepayment rates based upon current interest rate levels, economic conditions, and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. The estimates of prepayment rates may change in the near term due to changes in interest rates and market conditions.

   Mortgage securities invested in at settlement of an IndyMac REMIC transaction are classified and accounted for as trading securities in accordance with SFAS No. 115. Accordingly, such securities are recorded at fair value with material unrealized gains and losses included in earnings of the period. Estimated fair value is determined based on market quotes, when available, or by estimating the present value of future discounted cash flows.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

6. Allowance for Loan  Losses

   IndyMac REIT maintains an allowance for possible credit losses on loans held for investment. Additions to the allowance are based on an assessment of certain factors, including but not limited to estimated future losses on the loans, general economic conditions, and trends in portfolio volume, composition, borrower credit quality, maturity and delinquency. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a reduction to the allowance. Subsequent recoveries of items previously charged off are credited to the allowance.

7. Collateralized Mortgage Obligations (CMOs) and Deferred Issuance Costs

   CMOs are carried at their outstanding principal balances, net of unamortized original issue discounts. Also included in CMOs is accrued interest payable on such obligations. Issuance costs have been deferred and are amortized to expense over the estimated life of the CMOs using an effective interest method or methods which approximate the effective interest method. Unamortized deferred issuance costs are included in Other Assets in IndyMac REIT's consolidated balance sheets. Premiums paid and discounts obtained on collateral for CMOs are amortized to interest income over the estimated life of the mortgage loans using the interest method with effect given to principal reductions.

8. Interest Rate Swap Agreements

   IndyMac REIT utilizes interest rate swap agreements to synthetically fix the interest rate and term of certain repurchase agreements to help mitigate the interest rate risk inherent in its portfolio of loans held for investment. The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in Accounts Payable and Accrued Liabilities.

9. Income Taxes

   IndyMac REIT intends to operate so as to continue to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of IndyMac REIT's stock, requirements concerning distribution of taxable income, and certain restrictions on the nature of assets and sources of income. Among other things, a REIT must distribute at least 95% of its taxable income to its shareholders, the distribution of which may extend until timely filing of its tax return for its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Accordingly, no provision for income taxes has been made for IndyMac REIT. If in any tax year IndyMac REIT should not qualify as a REIT, it would be taxed as a corporation, and distributions to the shareholders would not be deductible in computing taxable income. If IndyMac REIT were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

10. Earnings Per Share

    The Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" which is effective for fiscal years ending after December 15, 1997 and requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, which were 56,124,537, 45,643,885 and 39,902,680 for 1997, 1996 and 1995, respectively. Diluted earnings per share takes into consideration common shares outstanding and dilutive potential common shares, such as stock options. The weighted average number of common shares outstanding for diluted earnings per share were 56,453,634 , 45,805,509 and 39,941,433 for 1997, 1996 and 1995, respectively. All earnings per share have been restated, as necessary. Of the total dividends per share paid in 1997, 1996 and 1995, approximately $0.06 per share, $0.18 per share and $0.20 per share, respectively, represented a return of capital.

11. Stock Based Compensation

    IndyMac REIT grants stock options for a fixed number of shares to officers and employees with an exercise price equal to the average market price of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants. SFAS No. 123, "Accounting for Stock-Based Compensation", issued in 1995, allows companies to continue to recognize compensation expense pursuant to APB No. 25 but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date. The effect on net income and earnings per share, had the Company adopted the expense recognition provisions of SFAS No. 123, would not have been material.

12. Recent Accounting Pronouncement

    The FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, including securities classified as available for sale, be shown in the financial statements as adjustments to reported net income to arrive at a disclosure of "comprehensive income" as defined. SFAS No. 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. SFAS No. 130 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per share. Management has not yet determined where in its financial statements such additional disclosure will be presented when SFAS No. 130 becomes effective.

    The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   which the enterprise earns revenues and hold assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. SFAS No. 131 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per share. Management is in the process of determining its reportable operating segments, product, and customer disclosures under SFAS No. 131 for reporting in IndyMac REIT's 1998 financial statements.


NOTE B - ACQUISITION OF MANAGER

On July 1, 1997, IndyMac REIT and Countrywide Credit Industries, Inc. ("CCR") completed a transaction whereby IndyMac REIT acquired all of the outstanding stock of its manager, Countrywide Asset Management Corporation ("CAMC"), from CCR in exchange for 3,440,860 new shares of common stock of IndyMac REIT. Following consummation of the transaction, CAMC was merged into IndyMac REIT, and IndyMac REIT became self-managed. IndyMac REIT accounted for this merger as the settlement of its management contract for accounting purposes, which resulted in a non-recurring charge of $76 million. For tax purposes, the transaction represents a tax-free exchange of shares with CCR; accordingly the transaction did not have a material effect on IndyMac REIT's taxable income.


NOTE C - LOANS HELD FOR SALE

Substantially all of the loans purchased by IndyMac REIT are fixed-rate and adjustable-rate nonconforming loans secured by first liens on single-family residential properties. Approximately 46 percent of the principal amount of loans held for sale at December 31, 1997 were collateralized by properties located in California. In 1997, IndyMac REIT purchased loans held for sale with an aggregate principal balance of $5.3 billion and sold loans with an aggregate principal balance of $4.3 billion to IndyMac Operating.


NOTE D - RESIDENTIAL LOANS HELD FOR INVESTMENT

Residential loans held for investment (exclusive of construction loans and warehouse lines of credit) consist of various types of fixed- and adjustable-rate nonconforming loans secured primarily by first liens on single-family residential properties as follows:

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE D - RESIDENTIAL LOANS HELD FOR INVESTMENT (CONTINUED)

                                                        December 31,
                                   -----------------------------------------------------
 (Dollar amounts in thousands)                1997                        1996
                                   -----------------------     -------------------------
                                                  Weighted                      Weighted
                                    Principal     Average       Principal       Average
          Product Type               Amount        Coupon        Amount          Coupon
----------------------------------------------------------     -------------------------
Adjustable-rate loans:
    Monthly LIBOR                  $  127,469         8.30%    $  183,851           8.23%
    Monthly COFI                       89,668         7.76        108,761           7.96
    6-Month LIBOR                     190,010         8.83        241,442           9.00
    1-Year CMT                        779,293         7.13        336,903           8.30
    3/1 CMT                           212,589         8.24        135,653           8.89
    5/1 CMT                           198,593         7.75         70,542           8.76
    10/1 CMT                            5,269         7.70          5,963           8.28
Other adjustable-rate loans            56,844         7.48         12,707           7.65
Fixed-rate loans                      179,922         9.79        149,934          10.63
                                   -----------------------     -------------------------
                                    1,839,657         7.88%     1,245,756           8.76%
                                   -----------------------     -------------------------
Unamortized net premium                 8,749           --          2,448             --
Allowance for loan losses             (17,359)          --        (11,491)            --
                                   -----------------------------------------------------
    Total                          $1,831,047                  $1,236,713
                                   =======================     =========================

In reference to the above chart, "LIBOR" refers to London Interbank Offered Rate index, CMT refers to the Constant Maturity Treasury index, and COFI refers to the Cost Of Funds Index.

Included in loans held for investment at December 31, 1997 are $47.0 million of loans on which the Company was not currently accruing interest income due to the delinquent status of such loans. If interest on such loans had been accrued, interest income would have increased $3.1 million for the year ended December 31, 1997. Non-accrual loans at December 31, 1996 totaled $40.9 million and would have resulted in an additional $3.5 million of interest income for the year then ended.

NOTE E - MORTGAGE SECURITIES

The following table summarizes the amortized cost and estimated fair value of mortgage securities classified as available for sale, and the fair value of mortgage securities classified as trading, as of December 31, 1997 and 1996. Contractual maturities on the mortgage securities range from 10 to 30 years.

                                     December 31, 1997        December 31, 1996
                                   ---------------------    --------------------
 (Dollar amounts in thousands)
                                               Available-              Available-
                                   Trading      for-sale    Trading     for-sale
                                   -------      --------    -------     --------
Amortized cost                     $93,199      $467,252    $33,008     $205,938
Gross unrealized gains                  --         5,711         --        3,368
Gross unrealized losses                 --        (7,717)        --      (10,534)
                                   -------      --------    -------     --------
Estimated fair value               $93,199      $465,246    $33,008     $198,772
                                   =======      ========    =======     ========

During the year ended December 31, 1996, IndyMac REIT purchased certain inverse-floater securities totaling $8 million from IndyMac Operating at fair value on the date of transfer.

As of December 31, 1997 and 1996, all of IndyMac REIT's mortgage securities were pledged as collateral under repurchase agreements.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE F - ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

 (Dollars amounts in thousands)       1997       1996      1995
                                    -------    -------    ------
Balance at January 1                $15,264    $ 4,331    $  500
Provision for the year               18,622     12,991     4,037
Charge-offs                          (7,204)    (2,058)     (249)
Recoveries                               --         --        --
                                    -------    -------    ------
Balance at December 31              $26,682    $15,264    $4,331
                                    =======    =======    ======

The allowance for loan losses at December 31, 1997 is comprised of the following: (1) $17.4 million for mortgage loans held for investment, (2) $7.2 million for construction loans receivable, (3) $1.8 million for warehouse lines of credit, (4) $241,000 for CMO collateral and (5) $74,000 for manufactured housing.

NOTE G  -  COLLATERAL FOR CMOS

Collateral for CMOs consists primarily of fixed-rate mortgage loans, secured by first liens on single-family residential real estate, and mortgage-backed securities.

All principal and interest on the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available for payment
on the CMOs.   Credit risk on the mortgage loans is minimized to an extent, under a pool insurance policy provided by a private mortgage insurer on certain of the CMOs. Furthermore, IndyMac REIT's mortgage-backed securities pledged to secure CMOs are guaranteed as to the repayment of principal and interest of the underlying mortgages by Freddie Mac. The maximum amount of credit risk related to IndyMac REIT's investment in mortgage loans is represented by the outstanding principal balance of the mortgage loans plus accrued interest.


Collateral for CMOs is summarized as follows:

                                                   December 31,
                                               --------------------
(Dollar amounts in thousands)                    1997        1996
                                               --------    --------
Mortgage loans                                 $189,330    $217,483
Mortgage-backed securities                       52,870      67,609
GICs held by trustees                             2,419       2,809
Accrued Interest receivable                       1,923       2,325
                                               --------    --------
                                                246,542     290,226
Unamortized net discount and reserves            (1,068)     (1,172)
                                               --------    --------
Collateral for CMOs                            $245,474    $289,054
                                               ========    ========

The mortgage loans and mortgage-backed securities, together with GICs, which are all held by trustees, collateralized nine series of CMOs at December 31, 1997. A time lag of 24 to 45 days exists from the date the underlying mortgage is prepaid to the date IndyMac REIT actually receives the cash related to the prepayment. During this interim period, IndyMac REIT does not earn interest income on the portion of the mortgage loan or mortgage-backed security that has been prepaid, yet IndyMac REIT is obligated to continue to pay interest during such period to the applicable investor.

The weighted average coupon on collateral for CMOs, net of the related servicing fees, was 7.6% at both December 31, 1997 and 1996.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE H - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES

Repurchase agreements and other credit facilities consisted of the following at December 31, 1997 and 1996.

                                           December 31,
                                     -----------------------
    (Dollar amounts in thousands)       1997         1996
                                     ----------   ----------
Repurchase agreements                $4,410,798   $2,302,752
Revolving credit facilities             415,858      228,757
                                     ----------   ----------
                                     $4,826,656   $2,531,509
                                     ==========   ==========

REPURCHASE AGREEMENTS

The Company has established a committed and renewable repurchase facility with Merrill Lynch, Pierce, Fenner & Smith Inc. and certain of its affiliates in an aggregate committed amount up to $1.0 billion to finance its mortgage conduit, mortgage asset portfolio, warehouse lending, IndyMac Construction Lending Division ("IndyMac CLD") lending and manufactured housing assets and operations. This agreement is committed for a period of at least two years from the date of execution. The Company is permitted to borrow additional uncommitted amounts under this repurchase facility, and as of December 31, 1997, the total balance of outstanding loans from Merrill Lynch was $3.6 billion.

The Company has entered into an additional committed and renewable repurchase facility, with Nomura Asset Capital Corporation, in an aggregate amount of $300 million to finance the Company's mortgage conduit and warehouse lending operations, mortgage investment portfolio and IndyMac CLD lending. The Nomura facility is committed for a two-year period from the date of execution.

The Company has also entered into a repurchase facility with Paine Webber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a one-year period from the date of execution and currently permits the Company to finance its mortgage conduit, warehouse lending and mortgage portfolio assets and operations.

A repurchase facility with Lehman Commercial Paper matured in May 1997 and was not renewed.

At December 31, 1997, substantially all of the Company's mortgage loans, manufactured housing loans and revolving warehouse lines of credit were pledged to secure the Company's borrowings under repurchase facilities. The amount outstanding at December 31, 1997 under IndyMac REIT's repurchase facilitieswas $4.4 billion. These facilities generally reprice on an overnight to one month basis. The carrying amount of the assets pledged as collateral exceeded the repurchase liability by $371 million under these facilities as of December 31, 1997.

IndyMac Operating may borrow under each of the Company's agreements as a co-borrower. As of December 31, 1997, IndyMac Operating had $524 million outstanding under repurchase agreements, including $54 million in borrowings priced at an overnight rate.

These repurchase agreements bear interest at rates indexed to the London Interbank Offered Rates ("LIBOR") or the federal funds rate, plus an applicable margin. For the months ending December 31, 1997 and 1996, the weighted average borrowing rate on these repurchase agreements was 6.2% and 6.0%, respectively. None of the counterparties is affiliated with the Company. At December 31, 1997, the Company was in compliance with all material representations, warranties and covenants under its repurchase agreements.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE H - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES

REVOLVING CREDIT FACILITY

In 1995, the Company entered into a two-year committed credit facility with a syndicate of commercial banks. This facility finances mortgage loans, construction loans, and master servicing assets. In 1997, the Company amended this credit facility to increase the number of lenders and expand the available committed borrowings from $405 million to $500 million. As of December 31, 1997, IndyMac REIT had $415 million outstanding in borrowings under this facility. The interest rate is based upon a margin over selected indices, including the weekly average federal funds rate and the LIBOR for U.S. dollar deposits. For the months ending December 31, 1997 and 1996, the weighted average borrowing rate under this facility was 6.5% and 6.1%, respectively. At December 31, 1997, the Company was in compliance with all material representations, warranties and covenants under this revolving credit facility.

IndyMac Operating may borrow under this facility as a co-borrower. As of December 31, 1997, IndyMac Operating had $55 million outstanding in borrowings under this facility.

NOTE I - COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized mortgage obligations are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collectively also held investments in GICs amounting to $2.4 million and $2.8 million on the CMO collateral as of December 31, 1997 and 1996, respectively, as additional collateral which is legally restricted to use in servicing the CMOs. The trustees collect principal and interest payments on the underlying collateral, reinvest such amounts in the GICs, and make corresponding principal and interest payments on the CMOs to the bondholders.

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

Interest is payable monthly or quarterly, in accordance with the respective indenture, for all classes other than deferred interest classes. Interest on deferred interest classes is accrued and added to the principal balance and will not be paid until all other classes in the series have been paid in full. The weighted average coupon on CMOs was 7.3% and 7.4% at December 31, 1997 and 1996, respectively.

IndyMac REIT's investment in CMO residuals amounted to $24 million and $23 million at December 31, 1997 and 1996, respectively.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995


NOTE I - COLLATERALIZED MORTGAGE OBLIGATIONS (CONTINUED)

CMOs are summarized as follows:

                                                                        December 31,
                                                              -------------------------------
           (Dollar amounts in thousands)                          1997                1996
                                                              -----------         -----------
Collateralized mortgage obligations                              $223,986            $267,740
Accrued interest payable                                            1,492               1,928
                                                              -----------         -----------
                                                                  225,478             269,668
Unamortized discounts, net                                         (4,324)             (5,588)
                                                              -----------         -----------
Collateralized mortgage obligations, net                         $221,154            $264,080
                                                              ===========         ===========
Range of weighted average interest rates, by series            6.8%-11.0%          6.8%-11.0%
Range of stated maturities                                    2000 - 2025         1998 - 2025
Number of series                                                   9                   11


NOTE J - SENIOR UNSECURED NOTES

In October 1995, the Company completed the private placement of senior unsecured notes in the aggregate amount of $60.5 million with certain institutional lenders. The notes bear interest at 8.9% and mature October 15, 2002. The notes require principal repayment in three equal installments of $20.17 million on October 15 in each of 2000, 2001 and 2002. The notes are carried net of issuance costs which are amortized to interest expense over the life of the notes using the interest method. The effective interest rate on the notes, including costs of issuance, is 9.2%.


NOTE K - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the various classes of financial instruments held by IndyMac REIT as of December 31, 1997 and 1996. The estimated fair value amounts have been determined by IndyMac REIT using available market information and valuation methodologies which the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts IndyMac REIT could realize in a current market exchange.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995

NOTE K - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                            December 31, 1997               December 31, 1996
                                        ------------------------         -----------------------
    (Dollar amounts in thousands)        Carrying     Estimated           Carrying    Estimated
                                          amount      fair value           amount     fair value
                                        ------------------------         -----------------------
Assets:
  Loans held for sale                   $1,458,271    $1,458,271         $  657,208   $  657,208
  Loans held for investment
    Mortgage loans                       1,801,014     1,832,161          1,210,891    1,232,524
    Manufactured housing loans              30,033        30,169             25,822       25,822
    Construction loans receivable          946,806       946,806            460,546      460,546
    Warehouse lines of credit              512,458       512,458            251,032      251,032
  Mortgage securities                      558,445       558,445            231,780      230,410

  Collateral for CMO's                     245,474       248,422            289,054      282,353

Liabilities:
  Repurchase agreements                  4,826,656     4,826,656          2,531,509    2,531,509
  Collateralized mortgage obligations      221,154       222,269            264,080      269,424
  Senior unsecured notes                    59,888        63,505             59,759       61,310
Off-balance sheet gains (losses):
  Interest rate swaps                           --          (284)                --       (1,106)

The fair value estimates as of December 31, 1997 and 1996 are based on pertinent information available to management as of those dates. The estimates have not been comprehensively reevaluated or updated since those dates for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by IndyMac REIT in estimating fair values.

Loans Held for Sale The fair value of mortgage, manufactured housing and home improvement loans held for sale is equivalent to the carrying value. All loans purchased by IndyMac REIT for which a REMIC transaction, securitization or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT. IndyMac REIT does not sell any loans to entities other than IndyMac Operating.

Residential Loans Held for Investment Fair value is estimated using either prices offered by the Company for similar types of loans or quoted market prices from dealers and brokers for similar types of loans.

Construction Loans Receivable and Warehouse Lines of Credit Fair values approximate the carrying amounts of each of the aforementioned assets and liabilities due to their respective short-term nature or short-term repricing characteristics.

Mortgage Securities Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and prepayment expectations for securities with the same or analogous characteristics.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995

NOTE K - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Collateral for CMOs Fair value is estimated using either offer prices by the Company for similar types of loans or quoted market prices from dealers and brokers for loans and for securities backed by similar types of loans. Collateral for CMOs cannot be sold until the related obligations mature or are otherwise paid or redeemed. As a consequence, the aggregate market values indicated above may not be realizable. As a REIT, IndyMac REIT's ability to sell these assets for a gain also is subject to restrictions under the Internal Revenue Code and any such sale may result in substantial and even punitive additional tax liability.

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

Short-Term Commitments to Extend Credit There are currently no commitment fees associated with IndyMac REIT's lines of credit extended under the warehouse lending program. Accordingly, these commitments do not have an estimated fair value.

Commitments to Purchase and Sell Loans There is no fair value of commitments to purchase loans as all loans committed for purchase by IndyMac REIT are committed for sale to IndyMac Operating at IndyMac REIT's purchase price.

Interest Rate Swaps Fair value is estimated using discounted cash flow analyses based on current market yields for similar instruments and remaining maturities.

NOTE L - COMMITMENTS AND CONTINGENCIES - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, IndyMac REIT is a party to financial instruments with off-balance sheet risk. These financial instruments include short-term commitments to extend credit to borrowers which involve elements of credit risk.

Additionally, IndyMac REIT is exposed to credit losses in the event of nonperformance by counterparties to the various agreements associated with loan purchases. However, IndyMac REIT does not anticipate nonperformance by such borrowers or counterparties. Unless noted otherwise, IndyMac REIT does not require collateral or other security to support such commitments.

IndyMac REIT also uses interest rate swaps to help manage interest rate risk. While IndyMac REIT does not anticipate nonperformance by the counterparties, the Company manages credit risk with respect to such financial instruments by entering into agreements with entities approved by senior management and initially having a long-term credit rating of single A or better (by one or more nationally recognized credit rating agencies) at the time the relevant swap is consummated. These entities are Wall Street firms having primary dealer status. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, the

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995

NOTE L - COMMITMENTS AND CONTINGENCIES - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

Company does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

The following various types of commitments were outstanding at year end:

Commitments to Purchase and Sell Loans As of December 31, 1997 and 1996, IndyMac REIT had entered into commitments to purchase loans totaling $743 million and $741 million, respectively, subject to origination or acquisition of such loans by various approved originators. In addition, as of December 31, 1997 and 1996, IndyMac REIT had committed to sell $2.2 billion and $1.4 billion, respectively, of loans to IndyMac Operating. After the purchase and sale of the loans, IndyMac REIT's exposure to credit loss in the event of nonperformance by the mortgagor is limited.

Construction Lending Credit Commitments IndyMac REIT's construction lending program consists of CLCA, which provides acquisition, development and construction, builder custom home, model home, construction-to-permanent and lot loan financing on a nationwide basis to builders, while IndyMac CLD provides the same products as CLCA to IndyMac Operating's third party customers. At December 31, 1997 and 1996, IndyMac REIT had aggregate undisbursed construction loan commitments totaling $888 million and $490 million, respectively.

Revolving Warehouse Credit Commitments IndyMac REIT's warehouse lending program provides secured short-term revolving financing to small- and medium-size mortgage originators to finance mortgage loans from the closing of the loans until they are sold to permanent investors. At December 31, 1997 and 1996, IndyMac REIT had extended lines of credit under this program in the aggregate amount of $768 million and $597 million, respectively, of which $512 million and $251 million, respectively, was outstanding.

Interest Rate Swaps As of December 31, 1997 and 1996, IndyMac REIT had two interest rate swap agreements with certain securities dealers with a combined notional amount of $125 million and $200 million, respectively. The effect of these agreements is to convert a portion of short-term repurchase agreement financing to a medium-term fixed rate borrowing facility. IndyMac REIT pays a weighted average fixed interest rate of 6.3% and receives a floating interest rate based on one month LIBOR. The weighted average floating rate at December 31, 1997 was 5.6%. These contracts expire between June 1998 and October 1999.

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

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995

NOTE M - STOCK OPTION PLANS (CONTINUED)

As of December 31, 1997, options to purchase 818,089 shares were exercisable. Additionally, there were 1,450,428 shares reserved for options outstanding and future grants under the plans as of December 31, 1997. Stock option transactions for the years ended December 31, 1997, 1996 and 1995, respectively, are summarized as follows:

                                           ----------------------------------------------
                                                            Number of Shares
                                           ----------------------------------------------
                                               1997               1996             1995
                                           ----------------------------------------------

  Options outstanding at beginning of year  1,493,839            801,665          612,125
      Options granted                       1,517,969          1,163,247          521,290
      Options exercised                      (312,612)          (403,421)        (331,000)
      Options canceled                        (88,405)           (67,652)            (750)
                                           ----------------------------------------------
  Options outstanding at end of year        2,610,791          1,493,839          801,665
                                           ==============================================
                                           ----------------------------------------------
                                                   Weighted Average Exercise Price
                                           ----------------------------------------------
                                               1997               1996             1995
                                           ----------------------------------------------

  Options outstanding at beginning of year $    16.36         $    10.29        $    6.97
      Options granted                           22.51              18.04            10.84
      Options exercised                         14.33               9.30             6.53
      Options canceled                          20.79              15.36            11.63
                                           ----------------------------------------------
  Options outstanding at end of year       $    20.03         $    16.36        $   10.29
                                           ==============================================

The weighted average fair value of options granted during 1997 and 1996 were $3.24 per share and 2.39 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model modified to consider cash dividends to be paid. The following weighted average assumptions were used for grants in 1997 and 1996 respectively: dividend yield of 8% and 9% for 1997 and 1996, respectively; expected volatility of 30% for both years, risk-free interest rates of 6.2% and 6.3% for 1997 and 1996, respectively; and expected lives of three years for options granted in both years.

The following summarizes information about fixed stock options outstanding at December 31, 1997:


                                Options Outstanding                  Options Exercisable
                    -------------------------------------------    ------------------------
                                      Weighted
                      Number           Average         Weighted      Number         Weighted
                    Outstanding       Remaining        Average     Exercisable      Average
    Range Of         At Period       Contractual       Exercise     At Period       Exercise
 Exercise Prices        End             Life            Price          End           Price
--------------------------------------------------------------------------------------------
$7.31 - $18.00         910,879          3.23            $16.14       732,782         $16.03
$18.01 - $21.00        950,174          4.32             20.68        85,307          19.97
$21.01 - $23.94        749,738          4.50             23.93             0           0.00
                    -----------------------------------------------------------------------
Totals               2,610,791          3.99            $20.03       818,089         $16.44
                    =======================================================================

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995

NOTE N - RELATED PARTY TRANSACTIONS

IndyMac Operating has a revolving credit facility and term borrowings up to one year with IndyMac REIT whereby funds are advanced to IndyMac Operating primarily to finance assets in which IndyMac Operating invests. As of December 31, 1997 and 1996, advances due to IndyMac REIT from IndyMac Operating totaled $118 million and $130 million, respectively. Such advances bear interest at rates indexed to the London Interbank Offered Rate ("LIBOR"). Interest charged on advances by IndyMac REIT to IndyMac Operating was at a rate of 10.5% at December 31, 1997 and 9.8% at December 31, 1996.

Prior to July 1, 1997, IndyMac REIT operated under an agreement (the "Management Agreement") with CAMC (the "Manager") to advise the IndyMac REIT on various facets of its business and manage its operations, subject to review and supervision by the outside directors on IndyMac REIT's Board of Directors. The Manager had entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for the IndyMac REIT as the Manager deemed necessary. For performing these services, the Manager received,
(1) a base management fee of 0.125% per annum of average invested mortgage-related assets not pledged to secure CMOs and excluding loans held for sale, (2) a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit, and (3) incentive compensation equal to 25% of the amount by which IndyMac REIT's annualized return on equity exceeded the ten-year U.S. Treasury Rate plus 2%. IndyMac REIT paid management fees totaling $4.4 million, $8.8 million and $5.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Prior to July 1, 1997, the Manager incurred many of the operating expenses of the Company, including personnel and related expenses, subject to full reimbursement by the Company. The Company's conduit operations are primarily conducted by IndyMac Operating and all other operations are primarily conducted by IndyMac REIT. Accordingly, IndyMac Operating incurs the majority of the conduit's costs and IndyMac REIT incurs the other operations' costs.

Prior to July 1, 1997, the Company reimbursed CHL for direct and indirect expenses incurred by CHL on behalf of the Company. Since the allocation of indirect expenses involves some judgment, the following highlights the amounts allocated and the methods used for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995:

     (Dollar amounts in thousands)
                                         1997     1996     1995
                                        ------------------------
     Data processing                    $1,008   $1,549   $  729
     Occupancy                             936    1,268    1,018
     Human resources                        50      100      100
                                        ------------------------
                                        $1,994   $2,917   $1,847
                                        ========================

Data processing and human resource charges were allocated on the basis of the number of employees. Occupancy charges were allocated on the basis of square footage occupied by the Company. The majority of these expenses were allocated to IndyMac Operating as they related primarily to the Company's conduit operations.

As part of its acquisition of CAMC, the Company entered into a Cooperation Agreement with CCR whereby certain services previously provided to the Company by CCR and its affiliates would be provided during a transition period. The Cooperation Agreement specifies certain costs for the

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995

NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

Company to pay CCR for services during the transition period. Between July 1, 1997 and December 31, 1997, the Company incurred $2.2 million of charges from CCR and its affiliates associated with the Cooperation Agreement.

During 1997, the Company entered into a sublease agreement for its corporate headquarters with CCR, while at the same, CCR subleased space from the Company in the Company's former headquarters. As a result, the Company paid CCR $1.1 million and received $189,000 in lease and sublease payments from CCR for the year ended December 31, 1997.

During 1997 and 1996, IndyMac REIT purchased approximately $926,000 and $30.7 million, respectively, in nonconforming mortgage loans from CHL.

In 1987 and 1993, IndyMac REIT entered into servicing agreements appointing CHL as servicer of pools of mortgage loans collateralizing five series of CMOs with outstanding balances of approximately $68.6 million at December 31, 1997. CHL is entitled to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CHL under such agreements were approximately $186,000, $200,000 and $250,000 in 1997, 1996 and 1995, respectively. In addition, CHL acts as a subservicer for the Company with respect to the Company's servicing portfolio.

CHL is a wholly-owned subsidiary of CCR, a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (symbol: CCR). CCR owned 4,560,860 shares, or 7.2%, of IndyMac REIT's common stock at December 31, 1997. CHL owns all of the common stock and has a 1% economic interest in IndyMac Operating.

The Company, through CLCA, has, from time to time, made loans to builders of residential construction projects, secured by real property, purchased by such builders from a company doing business as Loeb Enterprises, LLC, in which IndyMac REIT's chairman and former chief executive officer is a major investor together with his family. The non-family executive managers of Loeb Enterprises, LLC, who run the day-to-day operations of Loeb Enterprises, LLC, own approximately 34% of the equity and profits of that company. Each project is part of a master planned community being developed by Loeb Enterprises, LLC, which includes various amenities, including an 18 hole golf course.

In the case of each project financed by CLCA, the builder is not affiliated with either the Company or Loeb Enterprises, LLC, the general risk characteristics of the construction loan are comparable to those for similar projects funded by CLCA, and the construction loan facility between CLCA and the builder has been negotiated at arms length on terms consistent with those of similar loans made by CLCA to other unaffiliated builders. Moreover, the terms of each credit facility have been disclosed to and approved by the disinterested members of the Board of Directors of IndyMac REIT.

As of December 31, 1997, CLCA had extended six construction loan facilities to builders secured by property originally purchased from Loeb Enterprises, LLC, with total dollar commitments of $19,757,323, and total loans outstanding of $7,162,256. Loeb Enterprises, LLC, has posted a bond for the completion of certain infrastructure improvements, such as arterial roads, drainage, and utilities in the portion of the master planned community in which builders are currently building, and these improvements have been substantially completed. In addition, the builders are contractually responsible to the city of Sparks, Nevada for certain other improvements such as roads, drainage, and utilities, within the specific subdivisions of property they have purchased.

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
            (dba, Indymac Mortgage Holdings, Inc. And Subsidiaries)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1997, 1996 and 1995

NOTE O SUBSEQUENT EVENTS

On January 22, 1998, the Board of Directors declared a $0.48 cash dividend per share payable on March 9, 1998 to shareholders of record on February 2,1998.

NOTE P - QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows:

                                                                  Three Months Ended
  (Dollar amounts in thousands                    --------------------------------------------------
    except per share data)                        March 31      June 30   September 30   December 31
                                                  --------------------------------------------------
Year ended December 31, 1997
  Net revenues                                     $28,739      $29,659       $ 32,893       $35,344
  Net earnings                                      21,345       22,656        (48,876)       29,170
  Earnings per share: (1)
     Basic                                            0.42         0.43          (0.83)         0.48
     Diluted                                          0.41         0.42          (0.83)         0.47
  Dividends declared for
  earnings of the period                              0.42         0.43           0.46          0.48

Year ended December 31, 1996
  Net revenues                                     $19,844      $21,215        $23,682       $27,209
  Net earnings                                      15,360       16,368         17,890        19,369
  Earnings per share: (1)
    Basic                                             0.36         0.37           0.39          0.40
    Diluted                                           0.35         0.36           0.39          0.40
  Dividends declared for
  earnings of the period                              0.36         0.37           0.39          0.40

(1) Earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share may not equal the total for the year.

                 IMNC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1997
                         (Dollar amounts in thousands)


      Column A      Column B           Column C      Column D      Column E    Column F
------------------  --------        ------------- -------------  -----------  ----------
                                                    Principal
                                                      Amount
                                                     of Loans      Amount of
 Range of   Number                     Carrying     Subject to     Mortgage     Range of
 Carrying     of     Prior            Amount of     Delinquent       Being      Interest
Amounts of   Loans   Liens            Mortgages    Principal or   Foreclosed      Rates
 Mortgages    (1)     (1)            (1-5)(7)(9)   Interest (1)     (1)(8)       (1)(6)
---------- -------- -------         -------------  -------------  ----------  ------------
$0-$50        2,285    $0              $   68,830      $  2,758    $   646    5.875-14.990
50-100        4,785     0                 361,658        18,405      2,985    5.750-14.750
101-150       3,545     0                 436,319        24,549      4,247    5.875-14.375
151-200       1,982     0                 343,274        22,636      4,530    5.500-13.000
201 - 250     1,791     0                 404,288        16,667      4,293    5.750-12.250
251 - 300     1,387     0                 379,519        11,530      2,726    5.250-11.990
301 - 350       800     0                 259,208        11,337      1,930    5.875-11.375
351 - 400       587     0                 220,661         8,316      1,536    5.500-12.625
401 - 450       288     0                 122,272         4,690      1,280    5.750-11.750
451 - 500       270     0                 128,897         3,883      2,440    5.750-12.250
501 - 550       116     0                  60,906         1,545          0    6.000-11.375
551 - 600       121     0                  69,387         1,132          0    6.000-10.375
601 - 650       134     0                  84,320         3,170      1,268    6.000-12.625
651 - 700        38     0                  25,828         1,384          0     5.875-9.750
701 - 750        33     0                  23,993         2,200        708    6.500-12.750
751 - 800        27     0                  21,034           781          0    6.375-11.375
801 - 850        23     0                  18,977         1,657          0    6.125-10.750
851 - 900        23     0                  20,079           875          0    6.250-10.500
901 - 950        12     0                  11,037             0          0     6.125-8.218
951 - 1,000      37     0                  36,355           982          0     6.375-9.000
over 1,000       79     0                 132,059        10,623          0    6.250-10.375
            -------- ------          ------------- -------------   -------
             18,363     0              $3,228,901      $149,120    $28,589
            ======== ======          ============= =============   =======
Premium                                    21,337
                                     -------------
                                       $3,250,238
                                     =============

--------------------
(1) The above amounts are for the Company including both IndyMac REIT and IndyMac Operating.
(2) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(3) Total mortgage loans were comprised of $1,236,494 of mortgage held loans for sale, $1,810,520 of mortgage loans held for investment and $181,887 of whole loans pledged as collateral for CMOs.
(4) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1997 is as follows:
     California 50% with no other state comprising more than 6%.
(5)  The aggregate cost for federal income tax purposes is $3,250,238
(6) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(7) $926 of mortgage loans purchased during 1997 were acquired from CHL, an affiliate of the Company.
(8) Of the total amount of mortgages being foreclosed, $22,514 is related to mortgage loans held for investment, and $6,075 is related to mortgage loans held for sale.

                                           The Company               IndyMac REIT Only
                                    ----------------------------  ------------------------
(9)  Balance at beginning of period                  $2,111,475                $2,011,528
                 New mortgage loans                   5,938,518                 5,938,518
                                                  --------------             -------------
                                                      8,049,993                 7,950,046
          Deductions during period:
            Sales of mortgage loans     4,039,312                  4,128,546
           Collections of principal       781,780     4,821,092      632,114    4,760,660
                                    ------------- --------------  ---------- -------------

         Balance at close of period                  $3,228,901                $3,189,386
                                                  ==============             =============

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



Board of Directors and Shareholders
IndyMac, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of IndyMac, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Los Angeles, California
February 27, 1998

                         INDYMAC, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)
                                                               December 31,          December 31,
                                                                   1997                 1996
                                                           ----------------         --------------
ASSETS
Loans held for sale, net
 Mortgages-prime                                           $       36,220             $   70,893
 Mortgages-subprime                                                38,697                 12,030
 Manufactured housing                                              23,917                      -
                                                           --------------             ----------
                                                                   98,834                 82,923

Mortgage securities                                               601,669                541,672
Mortgage servicing rights                                          72,784                 54,398
Interest receivable                                                26,053                 18,378
Other assets                                                       21,713                 13,734
                                                           --------------             ----------
   Total assets                                            $      821,053             $  711,105
                                                           ==============             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities          $      578,763             $  496,052
Due to IndyMac REIT                                               117,917                130,153
Income taxes payable                                               41,777                 23,129
Accounts payable and accrued liabilities                           14,114                 21,114
                                                           --------------             ----------
   Total liabilities                                              752,571                670,448

Shareholders' equity

 Series A preferred stock - authorized, 10,000
  shares of $.05 par value; issued and
  outstanding, 9,900 shares                                             -                      -
 Common stock - authorized, 10,000 shares
  of $.01 par value; issued and outstanding,
  100 shares                                                            -                      -
 Capital in excess of par value                                    32,476                 32,476
 Net unrealized gain (loss) on mortgage securities
  available for sale, net of related taxes                            506                 (8,512)
 Retained earnings                                                 35,500                 16,693
                                                           --------------             ----------
   Total shareholders' equity                                      68,482                 40,657

                                                           --------------             ----------
 Total liabilities and shareholders' equity                $      821,053             $  711,105
                                                           ==============             ==========

The accompanying notes are an integral part of these statements

                         INDYMAC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar amounts in thousands)

                                                        Years Ended December 31,
                                                    -----------------------------------
                                                       1997        1996        1995
                                                    -----------------------------------
REVENUES

 Interest income
  Loans held for sale
   Mortgages-prime                                     $7,197      $3,725      $36,475
   Mortgages-subprime                                   5,354       1,130          387
   Manufactured housing                                 1,339           -            -
                                                       ------      ------      -------
                                                       13,890       4,855       36,862

  Mortgage securities                                  36,962      35,553       23,358
                                                       ------      ------      -------
   Total interest income                               50,852      40,408       60,220

 Interest expense
  Repurchase agreements and other credit facilities    38,736      30,204       41,345
  Advances from IndyMac REIT                           10,075       7,676        6,502
                                                       ------      ------      -------
   Total interest expense                              48,811      37,880       47,847
                                                       ------      ------      -------
 Net interest income                                    2,041       2,528       12,373

 Provision for loan losses                                152           -        2,168
                                                        -----       -----      -------
  Net interest income after provision for
    loan losses                                         1,889       2,528       10,205

 Gain on mortgage loans and securities                 71,725      51,692       35,799
 Servicing fee income                                  12,940       8,880        5,692
 Other income                                           3,422       1,809           36
                                                       ------      ------      -------
  Net revenues                                         89,976      64,909       51,732

EXPENSES

 Salaries                                              32,611      20,562       12,979
 General and administrative expenses                   23,903      10,656        7,750
 Management fees to affiliate                             757       2,075        1,769
                                                       ------      ------      -------
   Total expenses                                      57,271      33,293       22,498

                                                       ------      ------      -------
   Earnings before income tax provision                32,705      31,616       29,234

 Income tax provision                                  13,898      13,548       12,477
                                                      -------     -------      -------
NET EARNINGS                                          $18,807     $18,068      $16,757
                                                      =======     =======      =======

The accompanying notes are an integral part of these statements

                         INDYMAC, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollar amounts in thousands)
                                                          Years Ended December 31,
                                                      -------------------------------
                                                         1997      1996        1995
                                                      -------------------------------
COMMON STOCK
  Balance, beginning of year                          $    -     $     -      $    -
  Common stock issued                                      -           -           -
  Common stock options exercised                           -           -           -
                                                      -------------------------------
    Balance, end of year                                   -           -           -

PREFERRED STOCK
  Balance, beginning of year                          $    -     $     -      $    -
  Preferred stock issued                                   -           -           -
  Preferred stock options exercised                        -           -           -
                                                      -------------------------------
    Balance, end of year                                   -           -           -

ADDITIONAL PAID IN CAPITAL
  Balance, beginning of year                           32,476      32,476      16,476
  Common stock issued                                      -           -       16,000
  Common stock options exercised                           -           -           -
                                                      -------------------------------
    Balance, end of year                               32,476      32,476      32,476

NET UNREALIZED GAIN (LOSS) ON MORTGAGE
SECURITIES AVAILABLE FOR SALE
  Balance, beginning of year                           (8,512)      2,927         525
  Valuation adjustments, net of related income taxes    9,018     (11,439)      2,402
                                                      -------------------------------
    Balance, end of year                                  506      (8,512)      2,927

RETAINED EARNINGS
  Balance, beginning of year                           16,693      23,625       6,868
  Net earnings                                         18,807      18,068      16,757
  Dividends paid                                           -      (25,000)         -
                                                      -------------------------------
    Balance, end of year                               35,500      16,693      23,625

                                                      -------------------------------
      Total Stockholders' Equity                      $68,482    $ 40,657     $59,028
                                                      ===============================

The accompanying notes are an integral part of these statements

                         INDYMAC, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS


(Dollar amounts in thousands)

                                                                                                    December 31,
                                                                                     -------------  -------------  --------------
                                                                                          1997          1996           1995
                                                                                     -------------  -------------  --------------
Cash flows from operating activities:
 Net earnings                                                                         $    18,807    $    18,068    $    16,757
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization and depreciation                                                          34,692         57,626         16,098
    Gain on sale of loans and securities                                                  (71,725)       (51,692)       (35,799)
    Provision for loan losses                                                                 152              -          2,168
  Purchases of loans from IndyMac REIT                                                 (4,281,911)    (3,523,655)    (3,641,760)
  Principal repayments and sale of loans                                                4,348,801      3,578,966      3,748,695
  Purchase of mortgage securities classified as trading                                  (183,391)      (276,946)      (458,340)
  Principal repayments and sale of mortgage securities classified as trading              109,731        223,784        168,197
  Net increases in other assets                                                           (21,467)       (13,331)        (2,498)
  Net increases (decreases) in income taxes payable                                        12,117         (5,841)        13,586
  Net (decreases) increases in other liabilities                                           (5,851)        28,964         (9,610)
                                                                                     -------------  -------------  --------------
  Net cash (used in) provided by operating activities                                     (40,045)        35,943       (182,506)
                                                                                     -------------  -------------  --------------

Cash flows from investing activities:
 Purchase of mortgage securities available for sale                                       (26,840)      (134,526)       (40,402)
 Principal repayments and sale of mortgage securities classified as available
   for sale                                                                                29,818         45,551         16,187
 Additions to servicing rights                                                            (33,408)       (23,276)       (20,614)
 Proceeds from sale of servicing                                                                -              -          6,982
                                                                                     -------------  -------------  --------------
    Net cash used in investing activities                                                 (30,430)      (112,251)       (37,847)
                                                                                     -------------  -------------  --------------

Cash flows from financing activities:
 Increase/(decrease) in advances from IndyMac REIT, net of cash repayments                (12,236)        46,561         67,128
 Net proceeds of repurchase agreements                                                     82,711         54,747        137,225
 Proceeds from additional capital contribution                                                  -              -         16,000
 Cash dividends paid                                                                            -        (25,000)             -
                                                                                     -------------  -------------  --------------
    Net cash provided by financing activities                                              70,475         76,308        220,353
                                                                                     -------------  -------------  --------------

Net change in cash                                                                              -              -              -
Cash at beginning of period                                                                     -              -              -
                                                                                     -------------  -------------  --------------
Cash at end of period                                                                 $         -    $         -    $         -
                                                                                     =============  =============  ==============

 Supplemental cash flow information:
  Cash paid for interest                                                              $    49,540    $    30,216    $    40,510
  Cash paid for income taxes                                                                1,996            259          1,097


The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of IndyMac, Inc. ("IndyMac Operating") are prepared in conformity with generally accepted accounting principles (GAAP). In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The following is a summary of significant accounting and reporting policies used in preparing the financial statements.

1.   Financial Statement Presentation

     The consolidated financial statements include the accounts of IndyMac Operating and its subsidiary. INMC Mortgage Holdings Inc., dba IndyMac Mortgage Holdings Inc. ("IndyMac REIT") owns all the preferred stock and has a 99% economic interest in IndyMac Operating. Accordingly, IndyMac REIT's investment in IndyMac Operating is accounted for under a method similar to the equity method in IndyMac REIT's financial statements because IndyMac REIT has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. References to the "Company" mean the parent company, its consolidated subsidiary, and IndyMac REIT and its consolidated subsidiaries. All significant intercompany balances and transactions with IndyMac Operating's consolidated subsidiary have been eliminated in consolidation. Certain reclassifications have been made to the financial statements for the periods ended December 31, 1996 and 1995 to conform to the December 31, 1997 presentation.

2.   Loans Held for Sale

     Loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method. The cost of loans held for sale is adjusted by gains and losses from hedging transactions, principally using forward commitments and futures contracts, entered into to protect the inventory value of the loans from increases in interest rates. Hedge positions are also used to protect the pipeline of commitments to purchase loans from IndyMac REIT from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline, and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

3.   Mortgage Securities

     Mortgage securities consist of mortgage derivative products including REMIC senior securities, subordinated securities, AAA rated interest-only securities, principal-only securities, US Treasury bonds and inverse-floater securities. These securities consist of securities retained upon the issuance of IndyMac Operating's REMIC securities and securities issued by other financial institutions and purchased by IndyMac Operating. Securities retained upon the issuance of IndyMac Operating's REMIC securities, including interest-only securities, are classified as trading securities. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) 115, such securities classified as trading are carried at fair value with unrealized gains and losses included in earnings of the period.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Interest income on the interest-only securities is recognized at an effective yield based upon current estimates of prepayment rates. Cash received in excess of the effective yield is applied to amortize the asset. Estimated fair value is determined based on discounted cash flow techniques using assumptions for prepayment rates and market yield requirements. Interest-only security fair values are sensitive to variations in estimates of prepayment rates and changes in interest rates. IndyMac Operating estimates future prepayment rates based upon current interest rate levels, economic conditions, and market forecasts as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and past prepayment experience. The estimates of prepayment rates may change in the near term due to changes in interest rates and market conditions.

     Purchased securities are classified as available for sale when IndyMac Operating intends to hold the securities for a period of time, but not necessarily to maturity. A decision to sell a security classified as available for sale is based on a variety of factors including movements in interest rates and other changes in economic conditions. Mortgage securities classified and accounted for as available for sale are carried at fair value with unrealized gains and losses excluded from earnings and included as a separate component of shareholders' equity, net of related income tax effects.

     Estimated fair value is determined based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates and market yield requirements. Such assumptions are estimates and may change in the near term as interest rates or economic conditions change.

4.   Mortgage Servicing Rights

     On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights", which the Company adopted in January 1995. Both Statements require the recognition of mortgage servicing rights as assets by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. In addition, SFAS No. 125 eliminates the distinction between normal and excess servicing to the extent the servicing fee does not exceed that specified in the contract. The adoption of SFAS No. 125 did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 1997.

     IndyMac Operating retains mortgage servicing rights in connection with the master servicing responsibilities associated with sales of loans and
     securities.   IndyMac Operating also acquires, from time to time, the
     rights to service, as opposed to master service, loans in connection with the purchase of such loans. Mortgage servicing rights are amortized over the lives of the underlying mortgages in proportion to estimated net servicing revenues. Gains on the sale of servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer (subject to customary representations and warranties) and there are no significant unresolved contingencies.

     In determining the appropriate discount rate to compute the initial carrying amount, IndyMac Operating considers the discount rate inherent in the fair values of similar investments such as interest-only securities, historical and expected prepayment assumptions and required spreads against alternative investments.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

5.   Call Options and Interest Rate Floors

     In seeking to protect the value of interest-only securities and mortgage servicing rights from the effects of increased prepayment activity, IndyMac Operating has acquired financial instruments, including derivative contracts, that tend to increase in value when interest rates decline. These financial instruments include call options on U.S. Treasury securities and interest rate floors and are entered into for purposes other than trading. The value of call options and interest rate floors are derived from an underlying instrument or index, however, the notional or contractual amount is not recognized on the balance sheet. IndyMac Operating had $300 million notional amount of interest rate floors outstanding as of both December 31, 1997 and 1996. The cost of these financial instruments is amortized to expense over the contractual life of the contracts. Unamortized costs are included in other assets on the balance sheet. IndyMac Operating is not exposed to loss or additional cash outlays beyond its initial cost to acquire the hedge instruments. Realized gains related to these financial instruments are recognized first as an offset to the unscheduled amortization. To the extent the realized gains exceed the unscheduled amortization, the Company reduces the carrying amount of the interest-only securities and mortgage servicing rights by such excess through additional amortization. For the years ended December 31, 1997 and 1996, IndyMac Operating did not have realized gains or losses on interest rate floors. For the year ended December 31, 1996, IndyMac Operating recognized $128,000 of realized gains on the divestiture of its call options as an offset to amortization.

     While IndyMac Operating does not anticipate nonperformance by the counterparties, the IndyMac Operating manages credit risk with respect to such financial instruments by entering into agreements with entities approved by senior management and initially having a long term credit rating of single A or better (by one or more nationally recognized credit rating agencies) at the time the relevant contract is consummated. These entities include Wall Street firms having primary dealer status. The IndyMac Operating's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, IndyMac Operating does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

6.   Revenue Recognition

     Interest is recognized as revenue when earned according to the terms of the loans and securities and when, in the opinion of management, it is collectible. Premiums paid and discounts obtained on loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Gains on sale of loans and securities are recognized upon settlement.

7.   Income Taxes

     For income tax purposes, IndyMac Operating files a separate tax return and is not consolidated with IndyMac REIT. Taxable earnings of IndyMac Operating are subject to state and federal income taxes at the applicable statutory rates. Deferred income taxes in the accompanying financial statements are computed using the liability method.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

8.   Allowance for Loan Losses

     IndyMac Operating maintains an allowance for possible credit losses on loans held for sale. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans, general economic conditions, and trends in portfolio volume, composition, maturity, and delinquency statistics. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are credited back to the reserve.

9.   Recent Accounting Pronouncement

     During 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, including securities classified as available for sale, be shown in the financial statements as pro forma adjustments to reported net income to arrive at a disclosure of "comprehensive income" as defined. SFAS No. 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. SFAS No. 130 provides informative disclosure but does not and will not impact previously reported or future net earnings
     and earnings per share.   Management has not yet determined where in its
     financial statements such additional disclosure will be presented when the effect of SFAS No. 130 becomes effective.

     The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and hold assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. SFAS No. 131 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per
     share.   Management is in the process of determining its reportable operating segments, product, and customer disclosures under SFAS No. 131 for reporting in its 1998 financial statements.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE B - LOANS HELD FOR SALE

Substantially all of the loans purchased by IndyMac Operating from IndyMac REIT are fixed-rate and adjustable-rate jumbo and nonconforming loans secured by first liens on single-family residential properties. Approximately 38% of the principal amount of loans held for sale at December 31, 1997 were collateralized by properties located in California.

In 1997 and 1996, IndyMac Operating purchased loans from IndyMac REIT with an aggregate principal balance of $4.3 billion and $3.5 billion, respectively, and sold loans in the form of REMIC securities or bulk whole loan sales with an aggregate principal balance of $4.2 billion and $3.5 billion, respectively. IndyMac Operating recognized gains on these securitizations and whole loan sales, net of related expenses, losses, and hedging costs, totaling $72.5 million, $51.1 million and $22.7 million, respectively, for the years ended December 31, 1997, 1996 and 1995.

NOTE C - ALLOWANCE FOR LOAN LOSSES

Transactions in IndyMac Operating's allowance for loan losses were as follows:

     (Dollar amounts in thousands)        1997      1996      1995
     --------------------------------------------------------------
     Balance at January 1               $ 1,173    $1,791    $    0
     Provision for the year                 152         -     2,168
     Chargeoffs                          (1,187)      (18)     (377)
     Recoveries                               -         -         -
                                        -------    ------    ------
     Balance at December 31             $   738    $1,773    $1,791
                                        =======    ======    ======

NOTE D - MORTGAGE SECURITIES

The following is a disclosure of the amortized cost and estimated fair value of mortgage securities as of December 31,1997 and 1996. Contractual maturities on the mortgage securities range from 10 to 30 years.


                                             December 31, 1997           December 31, 1996
                                            --------------------       --------------------
 (Dollar amounts in thousands)                         Available                   Available
                                            Trading     for sale        Trading     for sale
                                            -------    ---------        -------    ---------
Amortized cost                              $544,743     $56,053         $408,866    $147,482
Gross unrealized gains                            --       2,321               --       2,815
Gross unrealized losses                           --      (1,448)              --     (17,491)
                                            --------     -------         --------    --------
Estimated fair value                        $544,743     $56,926         $408,866    $132,806
                                            ========     =======         ========    ========

IndyMac Operating reclassified its portfolio of principal-only securities, totaling $89 million, from available for sale to trading securities during the quarter ended March 31, 1997. The gross unrealized holding losses associated with these principal-only securities was $15 million, net of tax, at the time of transfer, which was recognized in gain on sale of loans and securities. Additionally, during the year ended December 31, 1997, IndyMac Operating sold mortgage securities with a net book value of $9.7 million (based on specific identification) for proceeds of $11.7 million, resulting in gross realized gains of $2.0 million included in gains on sale of loans and securities. As of December 31, 1997 and 1996, all of IndyMac Operating's mortgage securities were pledged as collateral under repurchase agreements.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE E - MORTGAGE SERVICING RIGHTS

The changes in mortgage servicing rights during 1997and 1996 are as follows:

           (Dollar amounts in thousands)                       1997      1996       1995
                                                             -------    -------    -------
Mortgage servicing rights
    Balance at January 1                                     $56,917    $40,991    $33,474
    Additions                                                 33,408     23,275     20,615
    Sales                                                                           (6,677)
    Amortization:
     Scheduled                                                (9,266)    (7,349)    (6,421)
     Unscheduled                                                 (70)        --         --
                                                             -------    -------    -------
    Balance before valuation reserve                          80,989     56,917     40,991
                                                             -------    -------    -------
Reserve for impairment of mortgage servicing rights
    Balance at January 1                                      (2,519)      (835)        --
    Additions                                                 (5,686)    (1,684)      (835)
                                                             -------    -------    -------
    Balance at December 31                                    (8,205)    (2,519)      (835)
                                                             -------    -------    -------
Mortgage servicing Right, Net                                $72,784    $54,398    $40,156
                                                             =======    =======    =======

The estimated fair value of mortgage servicing rights aggregated $74.2 million and $52.8 million at December 31, 1997 and 1996, respectively. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and using current expected future prepayment rates.

NOTE F - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES

IndyMac Operating is a co-borrower under the Company's repurchase agreements and other credit facilities, subject to IndyMac REIT's continuing to remain jointly and severally liable for repayment. These facilities are secured by loans which are ultimately sold in the form of REMIC securities or whole loans, retail sales installment contracts and mortgage-related securities. During 1997 and 1996, borrowings under such facilities had original repricings of overnight and less than 30 days, respectively.

The facilities bear interest at rates indexed to the London Interbank Offered Rate ("LIBOR") or the federal funds rate, plus an applicable margin. For the months ending December 31, 1997 and 1996, the weighted average borrowing rates on these facilities were 6.3% and 5.9%, respectively. None of the lenders is affiliated with IndyMac REIT or IndyMac Operating.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995


NOTE G - INCOME TAXES


The income tax provision for the years ended December 31, 1997, 1996 and 1995 consist of the following:


   (Dollar amounts in thousands)      ----------------------------
                                        1997      1996      1995
                                      -----------------    -------
 Current expense (benefit)
   Federal                            $   319   $  (992)   $   164
   State                                  137       365        110
                                      -------   -------    -------
 Total current expense (benefit)          456      (627)       274
                                      -------   -------    -------
 Deferred expense
   Federal                              9,974     9,883      9,025
   State                                3,468     4,292      3,178
                                      -------   -------    -------
 Total deferred expense                13,442    14,175     12,203
                                      -------   -------    -------
 Total income tax expense              13,898   $13,548    $12,477
                                      =======   =======    =======

The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1997 and 1996 are presented below:


(Dollar amounts in thousands)                      1997            1996
                                                 -----------------------
Deferred tax asset
     State tax expense                            $(3,795)     $ (2,791)
     Allowance for loan losses                       (410)         (816)
     Net operating loss carryforward               (5,777)      (10,533)
     Unrealized losses on securities                   --        (6,312)
     Other                                         (1,084)         (518)
                                                 --------      --------
                                                  (11,066)      (20,970)
Deferred tax liability
     Mortgage securities and servicing rights      53,632        42,067
     Unrealized gains on securities                   367            --
     Mark-to-market loss                              400         2,815
                                                 --------      --------
                                                   54,399        44,882
Net deferred tax liability                       $ 43,333      $ 23,912
                                                 ========      ========

At December 31, 1997, IndyMac Operating had a net operating loss carryforward for federal income tax purposes of approximately $16.1 million, which begins to expire in the year 2009. As of December 31, 1997, IndyMac Operating did not have a net operating loss carryforward for state income tax purposes.

The effective income tax rate differed from the federal statutory rate as follows:


(Dollar amounts in thousands)                        1997    1996    1995
                                                   -----------------------
Federal statutory rate                               35.0%   35.0%   34.0%
State income taxes, net of federal tax effect         7.2%    7.6%    7.0%
Other items, net                                      0.3%    0.3%    1.7%
                                                   --------------    ----
Effective income tax rate                            42.5%   42.9%   42.7%
                                                   ======    ====    ====

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE H - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair value of the various classes of financial instruments as of December 31, 1997 and 1996. The estimated fair value amounts have been determined by IndyMac Operating using available market information and valuation methodologies which the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve significant judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts IndyMac Operating could realize in a current market exchange.

                                                        December 31, 1997           December  31, 1996
                                                      ---------------------       -----------------------
(Dollar amounts in thousands)                         Carrying   Estimated        Carrying     Estimated
                                                      amount     fair value       amount       fair value
                                                      --------   ----------       --------    -----------
Assets:
     Loans held  for sale                             $ 97,965    $ 97,965        $ 99,784      $ 99,784
     Commitments to purchase loans                       1,971       1,971         (17,142)      (17,142)
     Commitments to sell loans and securities             (102)       (102)            281           281
     Mortgage securities                               601,669     601,669         541,672       541,672

Liabilities:
     Repurchase agreements & other borrowings          578,763     578,763         496,052       496,052
Off-balance sheet:
     Interest rate floors                                  324         222             677            66

The fair value estimates as of December 31, 1997 and 1996 are based on pertinent information available to management as of those dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by IndyMac Operating in estimating fair values.

Loans Held for Sale   Fair value is estimated using the methodology described in
Note A. 2

Commitments to Purchase Loans   Fair value is estimated based upon the
difference between the current value of similar loans and the price at which IndyMac Operating has committed to purchase the loans.

Commitments to Sell Loans and Securities    IndyMac Operating utilizes forward
commitments to sell private-label mortgage-backed securities, Fannie Mae mortgage-backed securities and two-year, five-year and ten-year U.S. Treasury futures contracts to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE H - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Mortgage Securities    Fair value is estimated using quoted market prices and by
discounting future cash flows using discount rates that approximate current market rates and expected future prepayment rates.

Repurchase Agreements and Other Borrowings   Fair values approximate the
carrying amounts because of the short term to maturity of the liabilities.

Interest Rate Floors   The fair values of IndyMac Operating's interest rate
floors are estimated based upon quoted market prices at year end.

NOTE I - COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk   IndyMac Operating is a party
to financial instruments with off-balance sheet risk in the normal course of business through the acquisition and sale of loans and the management of interest rate risk. These instruments include short-term commitments to purchase and sell loans and are entered into for purposes other than trading. The instruments involve, to varying degrees, elements of credit and interest rate risk. IndyMac Operating is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. As discussed below, IndyMac Operating's exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by mortgagors is limited due to the non-recourse nature of the loans in the servicing portfolio. IndyMac Operating's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, IndyMac Operating does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

Master Loan Servicing    As of December 31, 1997 and 1996, IndyMac Operating
master serviced loans totaling $12.4 billion and $11.1 billion, respectively, associated with its issuance of REMIC securities and whole loan sales.

In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, losses in excess of the credit enhancement obtained are borne by the security holders. Except in the case of a breach of the standard representations and warranties made by IndyMac Operating when loans are securitized or sold, the loans or securities are nonrecourse to IndyMac Operating. Typically, the Company has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers to the Company.

As of December 31, 1997, approximately 47% and 6% of mortgage loans in IndyMac Operating's master servicing portfolio were secured by properties located in California and New York, respectively. The remainder are geographically dispersed throughout the United States, with no more than 5% of the mortgage loans collateralized by properties in any other state.

Commitments to Purchase Loans   As of December 31, 1997 and 1996, IndyMac
Operating had entered into commitments to purchase loans from IndyMac REIT totaling $2.2 billion and $1.4 billion, respectively, including loans subject to purchase from sellers by IndyMac REIT. After the purchase and sale of the loans, IndyMac Operating's exposure to credit loss in the event of nonperformance by borrowers is limited as described above.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Commitments to Sell Loans and Securities    IndyMac Operating hedges its
inventory and committed pipeline of jumbo mortgage loans by using temporary cross hedges with forward commitments to sell Fannie Mae mortgage-backed securities and U.S. Treasury futures contracts. IndyMac Operating's commitments to sell loans approximated $93 million and $200 million, respectively as of December 31, 1997 and 1996. IndyMac Operating had forward commitments to sell $1.3 billion and $510 million of Fannie Mae mortgage-backed securities as of December 31, 1997 and 1996, respectively, and $120 million and $175 million of two-year, five-year and ten-year U.S. Treasury futures contracts as of December 31, 1997 and 1996, respectively. The commitments to sell securities had a net unrealized loss of approximately $5.0 million and a net unrealized gain of $6.2 million as of December 31, 1997 and 1996, respectively. The net unrealized losses and gains were deferred as part of IndyMac Operating's lower of cost or market analysis on its loans held for sale. Cash requirements related to forward commitments and futures contracts are limited to the interest rate risk exposure resulting from having fewer closed loans at the committed price than anticipated under the forward commitments and futures contracts.

NOTE J - RELATED PARTY TRANSACTIONS

As of December 31, 1997 and 1996, advances due by IndyMac Operating to IndyMac REIT totaled $118 million and $130 million, respectively. Such funds were advanced by IndyMac REIT, under a revolving credit facility arrangement and certain one-year term borrowing arrangements, to finance assets of IndyMac Operating. Such advances bear interest at rates indexed to LIBOR. The interest rate charged on such advances was 10.5% and 9.8% at December 31, 1997 and 1996, respectively.

Prior to July 1, 1997, IndyMac REIT operated under an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager") to advise the Company on various facets of its business and manage its operations, subject to review and supervision by IndyMac REIT's Board of Directors. The Manager had entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for the Company as the Manager deemed necessary. For performing these services, the Manager received, (1) a base management fee of 0.125% per annum of average-invested mortgage-related assets not pledged to secure CMOs, and excluding loans held for sale, (2) a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit, and (3) incentive compensation equal to 25% of the amount by which IndyMac REIT's annualized return on equity exceeded the ten-year U.S. Treasury Rate plus 2%. IndyMac Operating paid management fees to CAMC totaling $757,000, $2.0 million and $1.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Prior to July 1, 1997, the Manager incurred many of the operating expenses of the Company, including personnel and related expenses. As part of its acquisition of CAMC, IndyMac REIT entered into a Cooperation Agreement with Countrywide Credit Industries, Inc. ("CCR") whereby certain services previously provided to IndyMac REIT by CCR would be provided during a transition period. The Cooperation Agreement specifies certain costs for IndyMac REIT to pay CCR for services during the transition period. The Company's conduit operations are primarily conducted by IndyMac Operating and all other operations are conducted by IndyMac REIT. Accordingly, IndyMac Operating is charged with the majority of the conduit's costs, and IndyMac REIT is charged with the cost of other operations.

                         INDYMAC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996, and 1995

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

As of December 31, 1997, CHL was subservicing $2.6 billion in mortgage loans associated with the Company's mortgage servicing rights. IndyMac Operating paid CHL $1.9 million, $1.1 million and $461,000 in subservicing fees during 1997, 1996 and 1995, respectively.

All loans purchased by IndyMac REIT for which a REMIC transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT. IndyMac Operating currently does not purchase any loans from any entities other than IndyMac REIT.