Form 10-Q
period 1998-03-31
INMC MORTGAGE HOLDINGS INC
filed 1998-05-15
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1998

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

       Common stock outstanding as of  March 31, 1998: 66,166,964 shares

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)
                                  (Unaudited)



                                                                      March 31,     December 31,
                                                                        1998            1997
                                                                    ------------------------------
ASSETS
Loans held for sale
 Mortgages-prime                                                      $1,177,608     $1,091,908
 Mortgages-subprime                                                      136,433         75,770
 Manufactured housing                                                    139,740        208,830
 Home improvement                                                        120,209         81,763
                                                                      ----------     ----------
                                                                       1,573,990      1,458,271
Loans held for investment, net
 Mortgages-prime                                                       1,397,979      1,801,014
 Manufactured housing                                                     31,031         30,033
 Construction                                                          1,107,114        946,806
 Revolving warehouse lines of credit, net                                671,945        512,458
                                                                      ----------     ----------
                                                                       3,208,069      3,290,311

Mortgage securities                                                      953,578        558,445
Collateral for CMOs                                                      228,741        245,474
Investment in and advances to IndyMac, Inc.                              177,684        185,715
Cash and cash equivalents                                                 12,192         13,676
Interest receivable                                                       38,872         36,762
Other assets                                                              81,131         60,456
                                                                      ----------     ----------
   Total assets                                                       $6,274,257     $5,849,110
                                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                     $5,206,877     $4,826,656
Collateralized mortgage obligations                                      204,653        221,154
Senior unsecured notes                                                    59,922         59,888
Accounts payable and accrued liabilities                                  28,472         37,518
                                                                      ----------     ----------
   Total liabilities                                                   5,499,924      5,145,216

Shareholders' equity

 Common stock - authorized, 100,000,000 shares of
  $.01 par value; issued and outstanding, 66,166,964 shares
  at March 31, 1998 and 63,351,616 at December 31, 1997                      662            634
 Additional paid-in capital                                              842,657        773,475
 Accumulated other comprehensive income                                   (1,844)        (1,505)
 Cumulative earnings                                                     275,995        243,430
 Cumulative distributions to shareholders                               (343,137)      (312,140)
                                                                      ----------     ----------
   Total shareholders' equity                                            774,333        703,894
                                                                      ----------     ----------
 Total liabilities and shareholders' equity                           $6,274,257     $5,849,110
                                                                      ==========     ==========

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                      CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)


                                                         Quarter Ended March 31,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
REVENUES
  Interest income
    Loans held for sale
      Mortgages-prime                                     $ 22,944    $ 11,081
      Mortgages-subprime                                     2,488       4,091
      Manufactured housing                                   4,642       2,260
      Home improvement                                       2,770           -
                                                          --------    --------
                                                            32,844      17,432
    Loans held for investment
      Mortgages-prime                                       31,002      26,933
      Manufactured housing                                     646         633
      Construction                                          26,474      14,713
      Revolving warehouse lines of credit                   10,788       4,029
                                                          --------    --------
                                                            68,910      46,308

    Mortgage securities                                     15,331       3,323
    Collateral for CMOs                                      4,424       5,400
    Advances to IndyMac, Inc.                                2,921       2,710
    Other                                                      105          45
                                                          --------    --------
      Total interest income                                124,535      75,218

  Interest expense
    Repurchase agreements and other credit facilities       77,276      41,567
    Collateralized mortgage obligations                      4,302       5,203
    Senior unsecured notes                                   1,381       1,378
                                                          --------    --------
      Total interest expense                                82,959      48,148
                                                          --------    --------
  Net interest income                                       41,576      27,070

  Provision for loan losses                                  6,250       3,900
                                                          --------    --------
      Net interest income after provision for loan losses   35,326      23,170

  Equity in earnings of IndyMac, Inc.                        2,889       4,257
  Gain (loss) on mortgage loans and securities                (296)       (295)
  Other income                                               1,242       1,607
                                                          --------    --------
      Net revenues                                          39,161      28,739

EXPENSES
  Salaries                                                   4,968       2,989
  General and Administrative                                 1,628       2,097
  Management fees to affiliate                                   -       2,309
                                                          --------    --------
      Total expenses                                         6,596       7,395
                                                          --------    --------
NET EARNINGS                                              $ 32,565    $ 21,344
                                                          ========    ========

EARNINGS PER SHARE
  Basic EPS                                                  $0.50       $0.42
  Diluted EPS                                                 0.50        0.41

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands)
  Basic                                                     64,613      51,341
  Diluted                                                   65,143      51,697

                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)
                                                                    Three Months Ended March 31
                                                                    -----------------------------------
                                                                        1998                  1997
                                                                    --------------        -------------
Cash flows from operating activities:
 Net earnings                                                       $      32,565          $    21,344
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization and depreciation                                           9,672                6,433
    Provision for loan losses                                               6,250                3,900
    Equity in earnings of Indy Mac                                         (2,889)              (4,257)
 Purchases of mortgage loans held for sale                             (2,181,925)            (916,462)
 Sale of and payments from mortgage loans held for sale                 2,033,961              767,742
 Net purchases of manufactured housing loans held for sale                 53,504              (34,566)
 Purchases of trading securities                                          (41,244)              (1,494)
 Principal payments on trading securities                                   4,434                  135
 Net increases in other assets                                            (26,157)              (6,833)
 Net (decreases)/increases in other liabilities                            (8,750)               7,111
                                                                    --------------        -------------
 Net cash used in operating activities                                   (120,579)            (156,947)

Cash flows from investing activities:

 Purchases of mortgage loans held for investment                         (120,480)            (276,309)
 Payments from mortgage loans held for investment                         223,606               87,914
 Net increase in construction loans receivable                           (184,076)            (120,734)
 Purchases of mortgage securities                                        (133,336)             (11,500)
 Sales and payments of mortgage securities                                 64,980                8,385
 Net (increase)/decrease in revolving warehouse lines of credit          (159,832)              53,596
 Net purchases of manufactured housing loans held for investment           (1,373)                (641)
 Decrease in advances to IndyMac, net of cash payments                     11,262                6,817
 Payments from collateral for CMOs                                         16,175                7,582
 Net change in GICs held by trustees as collateral for CMOs                   557                  197
                                                                    --------------        -------------
    Net cash used in investing activities                                (282,517)            (244,693)

Cash flows from financing activities:
 Net increase in repurchase agreements and other credit facilities        380,221              370,837
 Net proceeds from issuance of common stock                                69,210               50,503
 Cash dividends paid                                                      (30,997)             (20,528)
 Principal payments on collateralized mortgage obligations                (16,822)              (7,913)
                                                                    --------------        -------------
    Net cash provided by financing activities                             401,612              392,899

Net increase in cash and cash equivalents                                  (1,484)              (8,741)
Cash and cash equivalents at beginning of period                           13,676               12,450
                                                                    --------------        -------------
Cash and cash equivalents at end of period                          $      12,192          $     3,709
                                                                     =============         ============

 Supplemental cash flow information:
    Cash paid for interest                                          $      85,828          $    42,262
                                                                     =============         ============


                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                    (dba, IndyMac Mortgage Holdings, Inc.)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollar amounts in thousands)                                 Three months ended
                                                  March 31, 1998               March 31, 1997
                                           ---------------------------   --------------------------
Cumulative Earnings
  Balance, beginning of year                 $ 243,430                  $ 219,135
  Net earnings                                  32,565      $32,565        21,344      $21,344
                                             ---------                  ---------
    Balance, end of quarter                    275,995                    240,479

Cumulative Distribution to Shareholders
  Balance, beginning of year                  (312,140)                  (216,315)
  Dividends paid                               (30,997)                   (20,528)
                                             ---------                  ---------
    Balance, end of quarter                   (343,137)                  (236,843)

Accumulated Other Comprehensive Income
  Balance, beginning of year
    IndyMac REIT                                (2,006)                    (7,166)
    IndyMac Operating                              501                     (8,427)
  Unrealized gain/(loss) on securities,
   net of reclassification adjustment
    IndyMac REIT                                               (682)                     3,837
    IndyMac Operating, net of tax                               343                      7,267
                                                            -------                    -------
  Other comprehensive income                      (339)        (339)       11,104       11,104
                                             ---------      -------     ---------      -------
  Comprehensive income                                      $32,226                    $32,448
  Balance, end of quarter
    IndyMac REIT                                (2,688)                    (3,329)
    IndyMac Operating                              844                     (1,160)

Common Stock
  Balance, beginning of year                       634                        502
  Common stock issued                               27                         23
  Common stock options exercised                     1                          1
                                             ---------                  ---------
    Balance, end of quarter                        662                        526

Additional Paid in Capital
  Balance, beginning of year                   773,475                    490,695
  Common stock issued                           67,505                     49,895
  Common stock options exercised                 1,677                        584
                                             ---------                  ---------
    Balance, end of quarter                    842,657                    541,174


                                             ---------                  ---------
      Total Stockholders' Equity             $ 774,333                  $ 540,847
                                             =========                  =========


                 INMC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     (DBA INDYMAC MORTGAGE HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

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

INMC Mortgage Holdings, Inc., dba IndyMac Mortgage Holdings, Inc. ("IndyMac REIT"), has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of IndyMac Mortgage Holdings, Inc. and its qualified REIT subsidiaries. The mortgage lending and securitization operations are primarily conducted through IndyMac, Inc. ("IndyMac Operating"), a taxable corporation, which is not consolidated with IndyMac REIT for financial reporting or income tax purposes. IndyMac REIT owns all of the preferred stock and a 99% economic interest in IndyMac Operating. IndyMac REIT's investment in IndyMac Operating is accounted for under a method similar to the equity method. As used herein, "IndyMac" includes IndyMac REIT and IndyMac Operating and their respective subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation of IndyMac REIT. Certain reclassifications have been made to the financial statements for the period ended March 31, 1997 to conform to the March 31, 1998 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac REIT's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - ALLOWANCE FOR CREDIT LOSSES

During the three months ended March 31, 1998, IndyMac REIT added $6.3 million to its allowance for credit losses. IndyMac REIT's allowance for credit losses totaled $30.5 million at March 31, 1998, and primarily includes reserves for residential loans held for investment, construction loans, and warehouse lines of credit in the amounts of $19.5 million, $8.1 million, and $2.2 million respectively. IndyMac REIT recorded chargeoffs of $2.7 million and $1.7 million during the three months ended March 31, 1998 and 1997, respectively.

NOTE C - MORTGAGE SECURITIES

Mortgage securities consist of REMIC senior securities, adjustable rate agency securities, subordinated securities, principal-only securities, AAA rated interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of interest-only strips sold by IndyMac Operating to IndyMac REIT and subsequently securitized and held by IndyMac REIT, which are classified and accounted for as available for sale, and also include interest-only securities acquired by IndyMac REIT in connection with the securitization of mortgage loans held for sale by IndyMac Operating, which are classified and accounted for as trading securities. Contractual maturities on the mortgage securities range from 10 to 30 years.

Following is the estimated fair value of IndyMac REIT's mortgage securities as of March 31, 1998 and December 31, 1997:

                                                March 31, 1998                                December 31, 1997
                                      ---------------------------------                -------------------------------
  (Dollar amounts in thousands)                               Available                                      Available
                                        Trading                for sale                Trading                for sale
                                        -------                --------                -------                --------
Amortized cost                         $126,437                $829,829                 $93,199               $467,252
Gross unrealized gains                       --                   6,935                      --                  5,711
Gross unrealized losses                      --                  (9,623)                     --                 (7,717)
                                       --------                --------                 -------               --------
Estimated fair value                   $126,437                $827,141                 $93,199               $465,246
                                       ========                ========                 =======               ========

As of March 31, 1998, all of IndyMac REIT's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.


NOTE D - INVESTMENT IN INDYMAC OPERATING (Unaudited)
----------------------------------------------------

Summarized financial information for IndyMac Operating follows:

               (Dollars in thousands)                      March 31, 1998                December 31, 1997
                                                     --------------------------------------------------------
Loans held for sale, net                                          $  109,750                         $ 98,834
Mortgage securities                                                  813,606                          601,669
Mortgage servicing rights                                             90,172                           72,784
Other assets                                                          38,957                           47,766
                                                     -----------------------        -------------------------
     Total assets                                                 $1,052,485                         $821,053
                                                     =======================        =========================

Repurchase agreements and other credit facilities                 $  810,061                         $578,763
Due to INMC                                                          106,655                          117,917
Accounts payable, income taxes payable and
      accrued liabilities                                             64,023                           55,891
Shareholders' equity                                                  71,746                           68,482
                                                     -----------------------        -------------------------
    Total liabilities and shareholders' equity                    $1,052,485                         $821,053
                                                     =======================        =========================

--------------------------------------------------------------

                                                                       Quarter ended March 31,
                                                          ----------------------------------------------
                  (Dollars in thousands)                           1998                       1997
                                                          -------------------         ------------------
Interest income
   Loans held for sale                                                $ 2,964                    $ 1,528
   Mortgage securities                                                 12,351                     10,207
                                                          -------------------         ------------------
         Total interest income                                         15,315                     11,735

Interest expense                                                       12,902                     10,727
                                                          -------------------         ------------------
         Net interest income                                            2,413                      1,008

Provision for loan losses                                                  36                          -

Gain on sale of loans and securities                                   21,591                     16,510
Servicing fee income                                                     (252)                     1,988
Other                                                                   1,411                        332
                                                          -------------------         ------------------
         Net revenues                                                  25,127                     19,838

Salaries and related expenses                                          12,007                      7,107
General and administrative expenses                                     8,045                      4,186
Management fees to affiliate                                                -                        757
                                                          -------------------         ------------------
         Total  expenses                                               20,052                     12,050

Earnings before income tax provision                                    5,075                      7,788
Income tax provision                                                    2,157                      3,281
                                                          -------------------         ------------------
         Net earnings                                                 $ 2,918                    $ 4,507
                                                          ===================         ==================

Allowance for Credit Losses.   IndyMac Operating's allowance for credit losses
related to loans held for sale totaled $454,000 at March 31, 1998. IndyMac Operating recorded chargeoffs of $469,000 and $436,000 during the three months ended March 31, 1998 and 1997, respectively.

Mortgage Securities. Mortgage securities consist of REMIC subordinated securities, principal-only securities and AAA rated interest-only securities. Interest-only securities are comprised primarily of interest-only strips retained in connection with the securitization of mortgage loans previously held for sale. Contractual maturities on the mortgage securities range from 10 to 30 years. Following is the estimated fair value of IndyMac Operating's mortgage securities as of March 31, 1998 and December 31, 1997:

                                                 March 31, 1998                                December 31, 1997
                                  ----------------------------------------        ----------------------------------------
  (Dollar amounts in thousands)                               Available                                       Available
                                        Trading                for sale                 Trading                for sale
                                        -------                --------                 -------                --------
Amortized cost                            $771,042                 $41,077                $544,743                 $56,053
Gross unrealized gains                          --                   1,957                      --                   2,321
Gross unrealized losses                         --                    (470)                     --                  (1,448)
                                  ----------------      ------------------        ----------------      ------------------
Estimated fair value                      $771,042                 $42,564                $544,743                 $56,926
                                  ================      ==================        ================      ==================

As of March 31, 1998, all of IndyMac Operating's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.

NOTE E - NEW ACCOUNTING PRONOUNCEMENT

During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities classified as available for sale, be shown in the financial statements as adjustments to reported net income to arrive at a disclosure of comprehensive income, as defined. SFAS No. 130 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per share. IndyMac REIT has reported comprehensive income in the accompanying Consolidated Statements of Shareholders' Equity and Consolidated Balance Sheets.

NOTE F - SUBSEQUENT EVENTS

On April 22, 1998, the Board of Directors of IndyMac REIT declared a cash dividend of $0.50 per share payable on June 8, 1998 to shareholders of record on May 4, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL

INMC Mortgage Holdings, Inc., dba IndyMac Mortgage Holdings, Inc. ("IndyMac REIT"), was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "IndyMac REIT" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to "IndyMac" mean the parent company, its consolidated subsidiaries and IndyMac REIT's affiliate, IndyMac, Inc. ("IndyMac Operating") and its consolidated subsidiaries, which are not consolidated with IndyMac REIT for financial reporting or tax purposes.

In its mortgage lending and securitization business, IndyMac acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. IndyMac purchases primarily "jumbo" and other "nonconforming" mortgage loans from mortgage originators, and also purchases to a much lesser extent subprime mortgage loans (i.e., "A- through D paper" mortgages). IndyMac and its Sellers negotiate whether such Sellers will retain, or IndyMac will purchase, the rights to service the mortgage loans delivered by such Sellers to IndyMac. All loans purchased by IndyMac REIT, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac Operating does not purchase any loans from entities other than IndyMac REIT. Additionally, IndyMac's lending and securitization operations include the purchase or origination, securitization and sale of consumer or mortgage loans for manufactured housing and home improvements.

IndyMac's principal sources of income from its lending and securitization operations are gains recognized on the sale or securitization of mortgage and consumer loans, the net spread between interest earned on mortgage and consumer loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and servicing and master servicing fee income.

In addition to its lending and securitization operations, IndyMac earns fee income and net interest income through its construction and warehouse lending programs and net interest income on its investment portfolio of mortgage and manufactured housing loans and mortgage securities. Construction Lending Corporation of America ("CLCA") provides acquisition, development and construction, builder custom home, model home, construction-to-permanent and lot loan financing on a nationwide basis to builders, while IndyMac Construction Lending Division ("IndyMac CLD") provides the same products as CLCA to IndyMac Operating's third party customers. Warehouse Lending Corporation of America ("WLCA"), IndyMac's warehouse lending operation, provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans. IndyMac's Loanworks Division offers a full-service menu of consumer mortgage products directly to consumers via phone, fax and the Internet. IndyMac's Home Improvement Division offers various types of home improvement loans to consumers.

FINANCIAL CONDITION

Lending and Securitization Operations: During the first three months of 1998, IndyMac REIT purchased $2.2 billion of non-conforming mortgage loans, including $69 million of subprime mortgage loans. In addition, IndyMac REIT purchased $103 million of manufactured housing loans and $41 million of home improvement loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, IndyMac, through IndyMac Operating, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, IndyMac REIT invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities.

During the first three months of 1998, IndyMac Operating sold $1.9 billion of mortgage loans through the issuance of four series of multiple-class MBS in the form of REMIC securities and sold $91 million of mortgage loans in the form of whole loan sales transactions. At March 31, 1998, IndyMac was committed to purchase $977 million of mortgage loans from various mortgage originators. IndyMac Operating's master servicing portfolio at March 31, 1998 had an aggregate outstanding principal balance of $13.6 billion with a weighted average coupon of 8.5%. Delinquencies (30 days and over) for loans held for sale were 2.8% of principal at March 31, 1998 compared with 2.3% at December 31, 1997.

Residential Loans Held For Investment: The $1.4 billion portfolio of residential loans held for investment (exclusive of construction loans and warehouse lines of credit and inclusive of $31 million of manufactured housing loans) at March 31, 1998 consisted of $899 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $360 million of loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $146 million of fixed-rate loans. The weighted average coupon of the mortgage loans held for investment at March 31, 1998 was 8.0%. IndyMac utilizes interest rate swap agreements to manage the interest rate exposure on its portfolio of loans held for investment. IndyMac finances loans held for investment with repurchase agreements and other credit facilities which reprice from overnight to one month, as of March 31, 1998. The allowance for losses related to loans held for investment by IndyMac REIT totaled $19.5 million at March 31, 1998. Chargeoffs related to loans held for investment totaled $2.7 million for the three months ended March 31, 1998. Delinquencies (30 days and over) for loans held for investment were 7.3% of principal at March 31, 1998 compared with 6.3% at December 31, 1997.

CONSTRUCTION LENDING OPERATIONS: At March 31, 1998, CLCA had commitments to fund construction loans of $1.6 billion, with outstanding principal balances of $711 million. The allowance for losses related to CLCA loans totaled $7.6 million at March 31, 1998, and there were no chargeoffs related to CLCA loans for the three months ended March 31, 1998. Delinquencies (30 days and over) for CLCA were 2.6% and 0.9% of principal at March 31, 1998 and December 31, 1997, respectively. IndyMac had outstanding borrowings under various revolving credit facilities totaling $360 million at March 31, 1998 associated with the financing of CLCA loans.

At March 31, 1998, IndyMac CLD had commitments to fund construction-to-permanent and home improvement loans of $568 million with outstanding principal balances of $516 million. The allowance for losses related to IndyMac CLD loans totaled $459,000 at March 31, 1998, and there were $24,000 of chargeoffs for the three months ended March 31, 1998. Delinquencies for IndyMac CLD were 1.2% and 1.5% of principal, at March 31, 1998 and December 31, 1997, respectively. IndyMac had outstanding borrowings under various revolving credit facilities totaling $350 million at March 31, 1998 associated with the financing of IndyMac CLD loans.

WAREHOUSE LENDING OPERATIONS: At March 31, 1998, IndyMac REIT had extended commitments to make warehouse and related lines of credit in an aggregate amount of $879 million, of which $672 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $2.2 million at March 31, 1998. There were no chargeoffs against such allowance during the three months ended March 31, 1998. Repurchase debt outstanding associated with IndyMac REIT's financing of these warehouse lines of credit totaled $650 million at March 31, 1998. As of March 31, 1998 and December 31, 1997, there were no delinquent (30 days and over) warehouse lines of credit.

CMO PORTFOLIO: As of March 31, 1998, IndyMac REIT had a portfolio comprised of nine series of CMOs (the "CMO Portfolio"). Collateral for CMOs decreased to $228.7 million at March 31, 1998 from $245.5 million at December 31, 1997. This decrease of $16.8 million is primarily the result of repayments (including prepayments and premium and discount amortization) of $16.2 million and a decrease in guaranteed investment contracts ("GICs") held by trustees of $600,000. IndyMac REIT's CMOs outstanding decreased to $204.6 million at March 31, 1998 from $221.2 million at

December 31, 1997. This decrease of $16.6 million resulted from principal payments and discount amortization on CMOs.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Net Earnings: IndyMac REIT's net earnings were $32.6 million, or $0.50 basic and diluted earnings per share, based on 64,613,436 and 65,142,622 weighted average shares outstanding for the three months ended March 31, 1998, respectively, compared to $21.3 million, or $0.42 basic earnings per share and $0.41 diluted earnings per share, based on 51,341,609 and 51,696,553 weighted average shares outstanding for the three months ended March 31, 1997, respectively.

The increase in net earnings of $11.3 million was principally due to an increase in net interest income of $14.5 million and a decrease in management fees to affiliate of $2.3 million, offset, in part, by increases in the provision for loan losses, a decrease in equity in earnings of IndyMac Operating, and increases in salaries, general and administrative expenses of $2.4 million, $1.4 million, and $1.5 million, respectively.

Interest Income: Total interest income was $124.5 million for the three months ended March 31, 1998 and $75.2 million for the three months ended March 31, 1997. The increase in interest income of $49.3 million was primarily the result of increases in interest earnings on the following: loans held for sale, $15.4 million; mortgage securities, $12.0 million; construction loans, $11.8 million; revolving warehouse lines of credit, $6.8 million; and mortgage loans held for investment, $4.1 million. These increases were partially offset by a reduction in the interest income related to collateral for CMOs of $1.0 million.

Interest income on residential loans held for sale totaled $25.4 million and $15.2 million, resulting in effective yields of 8.1% and 8.7%, for the three months ended March 31, 1998 and 1997, respectively. The average principal balance of such loans increased to $1.3 billion for the three months ended March 31, 1998, from $708.3 million for the three months ended March 31, 1997.

Interest income on manufactured housing loans held for sale totaled $4.6 million and $2.3 million, with interest earned at effective yields of 9.1% and 9.3%, for the three months ended March 31, 1998 and 1997, respectively. The average principal balance of such loans increased by $104.9 million to $203.5 million during the first three months of 1998, from $98.6 million for the three months of 1997.

Interest income on mortgage loans held for investment totaled $31.0 million and $26.9 million for the three months ended March 31, 1998 and 1997, respectively. This increase was the result of an increase in the average amount of loans held for investment during the year of $300 million partially offset by a decrease in the average yield. The average principal balance of mortgage loans held for investment was $1.7 billion during the first three months of 1998 with interest earned at an effective yield of 7.4%, compared to the average principal balance of mortgage loans held for investment for the three months ended March 31, 1997 of $1.4 billion with interest earned at an effective rate of 8.0%.

Interest income on manufactured housing loans held for investment totaled $646,000 and $633,000, with interest earned at effective yields of 8.9% and 9.4% for the three months ended March 31, 1998 and 1997, respectively. The average principal balance of such loans was $29.1 million and $26.8 million for the three months ended March 31, 1998 and 1997, respectively.

Interest income on construction loans totaled $26.5 million and $14.7 million, with interest earned at an effective yield of 10.4% and 12.8% for the three months ended March 31, 1998 and 1997, respectively. The average principal balance of construction loans outstanding increased $532.1 million to $1.0 billion during the first three months of 1998 from $467.9 million during the first three months of 1997

Interest income on revolving warehouse lines of credit totaled $10.8 million and $4.0 million, with interest earned at effective yields of 8.9% and 9.2% for the three months ended March 31, 1998 and March 31, 1997, respectively. The average principal balance outstanding increased to $491.3 million from $178.5 million for the three months ended March 31, 1998 and March 31, 1997, respectively.

Interest income on mortgage securities totaled $15.3 million and $3.3 million, with interest earned at effective yields of 8.3% and 5.5% for the three months ended March 31, 1998 and 1997, respectively. During the first three months of 1998, the average principal balance increased to $736.5 million from $238.3 million during the first three months of 1997. Mortgage securities consisted of REMIC senior securities, adjustable rate agency securities, subordinated securities, principal-only securities, AAA rated interest-only securities and inverse floater securities. Interest-only securities were comprised primarily of interest-only strips sold by IndyMac Operating to IndyMac REIT and subsequently securitized by IndyMac REIT, which were classified and accounted for as available for sale, and also include interest-only securities acquired by IndyMac REIT in connection with the securitization of mortgage loans held for sale by IndyMac Operating, which were classified and accounted for as trading securities.

Interest income on collateral for CMOs was $4.4 million and $5.4 million for the three months ended March 31, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $237.8 million from $282.0 million for the three months ended March 31, 1998 and 1997, respectively. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs.

Interest Expense: For the three months ended March 31, 1998 and 1997, respectively, total interest expense was $83.0 million and $48.1 million. This increase in interest expense of $34.9 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $35.7 million, offset in part by a decline in interest expense on CMOs of $900,000.

Interest expense on repurchase agreements and other credit facilities used to finance residential loans held for sale and investment, revolving warehouse lines of credit, construction loans and mortgage securities totaled $77.3 million and $41.6 million for the three months ended March 31, 1997 and 1998, respectively. This increase of $35.7 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding to $5.0 billion from $2.9 billion for the three months ended March 31, 1998 and 1997, respectively. The effective interest rate on such borrowings was 6.3% and 5.9% for the three months ended March 31, 1998 and 1997, respectively.

Interest expense on CMOs was $4.3 million and $5.2 million for the three months ended March 31, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $214.8 million from $259.2 million for the three months ended March 31, 1998 and 1997, respectively. The effective interest rate of 8.1% was the same for the three months ended March 31, 1998 and 1997.

Interest expense on senior unsecured notes totaled $1.4 million for each of the three months ended March 31, 1998 and 1997. The weighted average interest rate of 9.2% and average outstanding balance of $59.9 million were also the same for each of the three months ended March 31, 1998 and 1997.

Equity in Earnings of Indymac Operating: For the three months ended March 31, 1998 earnings for IndyMac Operating of $2.9 million, in which IndyMac REIT has a 99% economic interest, resulted principally from net interest income of $2.4 million and gain on sale of loans and securities of $21.6 million, offset by salaries, general and administrative expenses of $20.1 million, and income taxes of $2.2 million. During the three months ended March 31, 1997, earnings for IndyMac Operating of $4.5 million resulted principally from net interest income of $1.0 million and gains on sale of loans and securities of $16.5 million, offset by salaries, general and administrative expenses of $11.3 million, management fee expense of $757,000 and income taxes of $3.3 million.

Salaries, General and Administrative Expenses: The increase of $1.5 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT, including CLCA, IndyMac CLD, and WLCA as well as the expense of putting in place certain administrative and accounting functions as part of IndyMac REIT becoming self-managed.

Management Fees: For the three months ended March 31, 1998, there were no management fees compared to $2.3 million for the three months ended March 31, 1997. This decrease in the management fee was due to IndyMac REIT's acquisition of its manager on July 1, 1997, as a result, IndyMac REIT and IndyMac Operating became self-managed, and the management fee was eliminated.

LIQUIDITY AND CAPITAL RESOURCES

IndyMac's primary source of funds includes monthly principal and interest payments on its investment portfolio, short-term borrowings, proceeds from the sales of assets and issuance of REMIC and asset-backed securities, master servicing fees and other servicing-related revenues and proceeds from IndyMac's Dividend Reinvestment and Stock Purchase Plan ("DRIP"). Additionally, IndyMac incurs certain charges to earnings, including amortization and depreciation, loan loss provisions and unrealized losses on trading securities, which do not require an outlay of funds. IndyMac believes these funds are sufficient for growth of its lending activities, acquisition of investment assets, repayment of short-term borrowings and the payment of cash dividends. It is IndyMac's policy to maintain adequate capital and to comply with leverage and other financial covenants set forth in IndyMac's debt covenants.

IndyMac has entered into a repurchase facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and certain of its affiliates, in an aggregate committed principal amount of $2.0 billion. The agreement is committed for a period of at least two years from the date of execution and currently permits IndyMac to finance its mortgage conduit, mortgage portfolio, warehouse lending, IndyMac CLD lending and manufactured housing lending assets and operations. The repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. IndyMac is permitted to borrow additional uncommitted amounts under this repurchase facility, and as of March 31, 1998, the total balance of outstanding loans from Merrill Lynch was $3.6 billion.

IndyMac has entered into a repurchase facility with Nomura Asset Capital Corporation in an aggregate principal amount of $300 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits IndyMac to finance its mortgage conduit, mortgage portfolio, warehouse lending and consumer construction lending assets and operations. This repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

IndyMac has entered into a repurchase facility with Paine Webber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a one-year period from the date of execution and currently permits IndyMac to finance its mortgage conduit, warehouse lending and mortgage portfolio assets and operations. Such repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed.

In May, 1995, IndyMac entered into a two-year committed credit facility with a syndicate of nine commercial banks led by First Union National Bank of North Carolina. This facility primarily finances mortgage loans, construction loans, and master servicing assets. The interest rates under this credit facility are based, at IndyMac's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed. On February 25, 1998, IndyMac amended this facility, by among other things, increasing the available committed borrowings from $500 million to $900 million, expanding the types of collateral which can be financed thereunder and extending the term of the commitment to three years.

During the fourth quarter of 1995, IndyMac raised $59.6 million in connection with the private placement of senior notes with certain institutional lenders. These senior notes are unsecured, and the proceeds are utilized by IndyMac in connection with its working capital needs. The effective rate of interest on such senior notes is fixed at 9.2% for a period of seven years from the date of issuance. In 1995, the, the notes were rated "BBB-" by Duff & Phelps Credit Rating Co., and subsequently raised to "BBB" in 1997. At December 31, 1997, the notes were rated "BBB " by Fitch IBCA Inc., and "BB+" by Standard & Poor's Rating Services, Inc.

IndyMac has from time to time raised additional capital through secondary public offerings, the most recent of which involved the issuance of IndyMac's common stock with net proceeds totaling $68.7 million in February, 1995. IndyMac also raises new equity capital primarily through the optional cash payment feature of its Dividend Reinvestment and Stock Purchase Plan. During the first quarter of 1998, IndyMac raised $67.3 million through the Dividend Reinvestment and Stock Purchase Plan During 1997 and 1996, IndyMac raised $206 million and $133 million, respectively, through such Dividend Reinvestment and Stock Purchase Plan.

IndyMac has filed a shelf registration statement with the Securities and Exchange Commission in an aggregate amount of $500 million which became effective in January, 1998. Under the terms of the registration statement, IndyMac is permitted to offer a variety of debt and or equity instruments. IndyMac has not determined what debt or equity instruments it may offer pursuant to the shelf registration statement or when any such offerings may occur.

The REIT provisions of the Internal Revenue Code restrict IndyMac REIT's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio, conduit operations, commercial lending and other operations by requiring IndyMac REIT to distribute to its shareholders substantially all of its taxable income from operations. Certain of IndyMac's material businesses, including its mortgage conduit and commercial lending operations, are known to require significant and continuing commitments of capital resources.

Management believes that IndyMac's cash flow from operations and IndyMac's existing financing arrangements are currently sufficient to meet IndyMac's current short-term liquidity requirements. To the extent IndyMac possesses working capital in excess of its current liquidity requirements, such working capital is as a general matter utilized to repay borrowings under those tranches of IndyMac's lines of credit which carry higher rates of interest, which borrowings would typically remain available for reborrowing by IndyMac pursuant to the terms and conditions of the applicable credit facility.

IndyMac's ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time.
Any decision by IndyMac's lenders and/or investors to make additional funds available to IndyMac in the future will depend upon a number of factors, such as IndyMac's compliance with the terms of its existing credit arrangements, IndyMac's financial performance, industry and market trends in IndyMac's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

CASH FLOWS

Operating Activities - During the three months ended March 31, 1998, IndyMac REIT's operating activities required cash of approximately $121 million. The primary operating activity for which cash was used during the first quarter of 1998 was the acquisition of loans held for sale.

Investing Activities - The primary investing activities for which cash was used during three months ended March 31, 1998 were the acquisition of loans held for investment and the purchase of mortgage securities. The net cash used in investing activities totaled $283 million for the first quarter of 1998.

Financing Activities - Net cash provided by financing activities amounted to $402 million for the first quarter of 1998. The cash provided by financing activities was primarily the result of additional borrowings under repurchase agreements and other credit facilities and proceeds of common stock issuances pursuant to the Dividend Reinvestment and Stock Purchase Plan during the first quarter of 1998.

Effect of Interest Rate Changes

Due to the characteristics of certain financial assets and liabilities of IndyMac, and the nature of IndyMac's business activities, IndyMac's financial position and results of operations may be materially affected by changes in interest rates in various ways. With respect to its financial assets and liabilities, IndyMac has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of IndyMac likely to be caused by changes in market interest rates. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movements in market interest rates. However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment.

Financial assets of IndyMac that tend to increase in value as interest rates increase, and decline in value as interest rates decrease would include interest-only securities. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore, results in higher implicit yields. As of March 31, 1998, IndyMac REIT and IndyMac Operating on a combined basis held $414 million of interest-only securities. Of the $414 million aggregate amount, $316 million of such assets are classified as trading securities in accordance with the requirements of SFAS No. 115, since they were acquired in connection with the securitization of loans held for sale by IndyMac Operating.

Financial instruments of IndyMac that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, would include REMIC senior securities, fixed rate subordinated securities, adjustable rate agency securities, principal-only securities, US Treasury bonds and inverse-floater securities. Similar to the interest-only securities, the principal-only and inverse floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return. If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only and inverse-floater security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and inverse floater security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by IndyMac and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable increases in market interest rates. As of March 31, 1998, IndyMac held $1.4 billion of REMIC senior securities, fixed and adjustable rate subordinated securities, adjustable rate agency securities, principal-only securities, US Treasury bonds and inverse floater securities. Of the $1.4 billion aggregate amount, $581 million of such securities are classified as trading securities.

In addition to the inherent risks in seeking to manage fluctuations in the value of certain assets due to interest rate changes, there may be timing differences in the recognition of the offsetting effects of gains and losses which are attributable to specific instruments, depending upon whether a security is classified as trading or available for sale. The unrealized holding gains and losses on trading securities are recognized in earnings of the period for IndyMac. By comparison, the unrealized holding gains and losses of securities available for sale are excluded from earnings of IndyMac and included as a separate component of accumulated other comprehensive income. Therefore, to the extent that IndyMac is required under GAAP to classify certain securities as trading, such identification and the resulting accounting could cause additional volatility in IndyMac's future reported earnings in periods where interest rates fluctuate.

IndyMac is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage or manufactured housing loans, thus decreasing the volume of loans available to be purchased through IndyMac's conduit operations, or financed through IndyMac's construction and warehouse lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher mortgage payments.

IndyMac's liquidity position and net interest income could also be adversely impacted by significant interest rate fluctuations. Each of IndyMac's collateralized borrowing facilities described above in Liquidity and Capital Resources permits the lender or lenders thereunder to require IndyMac to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In the event of such a decrease in collateral values, it could be necessary for IndyMac to provide additional funds and/or pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other longer-term debt securities. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect IndyMac's "spread income" on such assets and thus reduce IndyMac's earnings.

SYSTEMS ISSUES ASSOCIATED WITH THE YEAR 2000

IndyMac is conducting a comprehensive review of its computer systems to determine if they will be affected by the Year 2000 issue - computer programs and embedded logic devices that utilize two digits rather than four to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. Generally, IndyMac is not affected by issues resulting from the use of "legacy" computer systems and software because it commenced its active operating businesses within the past five years. Accordingly, IndyMac does not anticipate incurring Year 2000 systems compliance costs that would be material to its financial position, results of operations, or cash flows in future periods. However, there can be no assurance that IndyMac's depository institutions, lenders, custodians, vendors, and clients will timely resolve their own Year 2000 compliance issues or that any failure by these other parties to resolve such issues would not have an adverse effect on IndyMac's operations and financial condition. Management believes it is devoting the necessary resources to timely address all Year 2000 issues over which it has control.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits
         --------

         27  Financial Data Schedule


(b)      Reports on Form 8-K.
         --------------------

         None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 14, for the three months ended March 31, 1998.

                               INMC MORTGAGE HOLDINGS, INC.


                            By:  /s/ Michael W. Perry
                                --------------------------
                                Michael W. Perry
                                President and Chief Operating Officer



                            By:  /s/ James P. Gross
                                --------------------------
                                James P. Gross
                                Executive Vice President and
                                Chief Financial Officer