Form 10-Q
period 1998-06-30
INDYMAC MORTGAGE HOLDINGS INC
filed 1998-08-14
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

                         Commission File Number 1-8972

                        INDYMAC MORTGAGE HOLDINGS, INC.
                    (formerly INMC Mortgage Holdings, Inc.)
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

        Common stock outstanding as of  June 30, 1998: 70,313,943 shares

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)


                                                                         June 30,      December 31,
                                                                           1998            1997
                                                                     --------------   ------------
                                                                       (unaudited)
ASSETS
Loans held for sale, net
 Mortgages-prime                                                        $ 1,323,564    $ 1,091,908
 Mortgages-subprime                                                         505,125         75,770
 Manufactured housing                                                       240,744        208,830
 Home improvement                                                           181,621         81,763
                                                                        -----------    -----------
                                                                          2,251,054      1,458,271
Other loans, net
 Loans held for investment                                                1,393,706      1,831,047
 Construction                                                             1,245,618        946,806
 Revolving warehouse lines of credit                                        582,944        512,458
                                                                        -----------    -----------
                                                                          3,222,268      3,290,311

Mortgage securities                                                         912,520        558,445
Collateral for CMOs                                                         208,057        245,474
Investment in and advances to IndyMac Operating                            226,659        185,715
Cash and cash equivalents                                                     4,586         13,676
Interest receivable                                                          46,208         36,762
Other assets                                                                 68,095         60,456
                                                                        -----------    -----------
   Total assets                                                         $ 6,939,447    $ 5,849,110
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                         5,815,860    $ 4,826,656
Collateralized mortgage obligations                                         184,220        221,154
Senior unsecured notes                                                       59,958         59,888
Accounts payable and accrued liabilities                                     33,359         37,518
                                                                        -----------    -----------
   Total liabilities                                                      6,093,397      5,145,216

Shareholders' equity

 Preferred stock - authorized, 10,000,000 shares of $.01 par value;
  none issued                                                                     -              -
 Common stock - authorized, 200,000,000 shares of
  $.01 par value; issued and outstanding, 70,313,943 shares
  at June 30, 1998 and 63,351,616 at December 31, 1997                          703            634
 Additional paid-in capital                                                 911,670        773,475
 Accumulated other comprehensive income                                      (1,276)        (1,505)
 Cumulative earnings                                                        311,926        243,430
 Cumulative distributions to shareholders                                  (376,973)      (312,140)
                                                                        -----------    -----------
   Total shareholders' equity                                               846,050        703,894
                                                                        -----------    -----------
 Total liabilities and shareholders' equity                             $ 6,939,447    $ 5,849,110
                                                                        ===========    ===========

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

                                                                   Quarter Ended June 30,   Six Months Ended June 30,
                                                                -------------------------- --------------------------
                                                                     1998         1997        1998         1997
                                                                -------------------------- --------------------------
REVENUES
  Interest income
    Loans held for sale
      Mortgages-prime                                               $ 30,427     $12,398     $ 53,371      $23,479
      Mortgages-subprime                                               6,188       3,842        8,676        7,933
      Manufactured housing                                             4,965       3,208        9,398        5,468
      Home improvement                                                 3,922           -        6,692            -
                                                                -------------- ----------- ------------ -------------
                                                                      45,502      19,448       78,137       36,880
    Other loans
      Loans held for investment                                       26,717      28,951       58,365       56,517
      Construction                                                    30,243      17,506       56,926       32,218
      Revolving warehouse lines of credit                             13,686       4,395       24,474        8,424
                                                                -------------- ----------- ------------ -------------
                                                                      70,646      50,852      139,765       97,159

    Mortgage securities                                               18,925       5,516       34,306        8,838
    Collateral for CMOs                                                3,898       5,195        8,322       10,596
    Advances to IndyMac Operating                                      4,865       2,530        7,786        5,240
    Other                                                                142         340          247          385
                                                                -------------- ----------- ------------ -------------
      Total interest income                                          143,978      83,881      268,563      159,098

  Interest expense
    Repurchase agreements and other credit facilities                 88,553      49,654      165,829       91,219
    Collateralized mortgage obligations                                3,944       4,898        8,247       10,103
    Senior unsecured notes                                             1,382       1,379        2,763        2,757
                                                                -------------- ----------- ------------ -------------
      Total interest expense                                          93,879      55,931      176,839      104,079

  Net interest income                                                 50,099      27,950       91,724       55,019

  Provision for loan losses                                            9,357       3,900       15,607        7,800

                                                                -------------- ----------- ------------ -------------
      Net interest income after provision for loan losses             40,742      24,050       76,117       47,219

  Equity in earnings of IndyMac Operating                              2,002       2,735        4,891        6,994
  Unrealized gain(loss) on securities                                 (1,214)      1,413       (1,510)       1,119
  Other income                                                         1,294       1,461        2,363        3,066
                                                                -------------- ----------- ------------ -------------
      Net revenues                                                    42,824      29,659       81,861       58,398

EXPENSES
  Salaries                                                             5,299       2,869       10,268        5,858
  General and Administrative                                           1,593       2,036        3,097        4,132
  Management fees to affiliate                                             -       2,098            -        4,407
                                                                -------------- ----------- ------------ -------------
      Total expenses                                                   6,892       7,003       13,365       14,397

                                                                -------------- ----------- ------------ -------------
NET EARNINGS                                                        $ 35,932     $22,656     $ 68,496      $44,001
                                                                 ============= =========== ============ =============

EARNINGS PER SHARE
  Basic EPS                                                         $    0.53    $  0.43     $   1.03      $  0.85
  Diluted EPS                                                            0.53       0.42         1.03         0.83

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands)
  Basic                                                                68,175     53,296       66,404       51,675
  Diluted                                                              68,381     53,481       66,742       53,013

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Dollar amounts in thousands)

                                                                                Six Months Ended June 30
                                                                           --------------------------------
                                                                               1998                1997
                                                                           -----------        -------------
Cash flows from operating activities:
 Net earnings                                                              $    68,496         $    44,001
 Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Amortization and depreciation                                               22,492              12,952
    Provision for loan losses                                                   15,607               7,800
    Equity in earnings of IndyMac Operating                                     (4,891)             (6,994)
  Purchases of mortgage loans held for sale                                 (5,336,970)         (1,865,673)
  Sale of and payments from mortgage loans held for sale                     4,514,299           1,537,190
  Net purchases of manufactured housing loans held for sale                    (52,232)            (71,286)
  Net purchases of home improvement loans held for sale                       (100,999)                  -
  Purchases of trading securities                                              (54,055)            (38,009)
  Principal payments on trading securities                                      12,287                  27
  Net increases in other assets                                                (24,754)            (13,862)
  Net (decreases)/increases in other liabilities                                (2,649)              5,197
                                                                           -----------         -----------
  Net cash used in operating activities                                       (943,369)           (388,657)

Cash flows from investing activities:
 Purchases of mortgage loans held for investment                              (180,836)           (520,602)
 Payments from mortgage loans held for investment                              479,768             195,927
 Net increase in construction loans receivable                                (284,525)           (225,939)
 Purchases of mortgage securities                                             (240,680)           (153,316)
 Sales and payments of mortgage securities                                     207,641              18,877
 Net increase in revolving warehouse lines of credit                           (71,094)            (17,409)
 Net purchases of manufactured housing loans held for investment                (3,197)               (814)
 (Increase) /decrease in advances to IndyMac Operating, net of cash payments   (35,191)             23,764
 Payments from collateral for CMOs                                              37,781              19,718
 Net change in GICs held by trustees as collateral for CMOs                       (369)              1,195
                                                                           -----------         -----------
    Net cash used in investing activities                                      (90,702)           (658,599)

Cash flows from financing activities:
 Net increase in repurchase agreements and other credit facilities             989,204           1,038,997
 Net proceeds from issuance of common stock                                    138,264              80,152
 Cash dividends paid                                                           (64,833)            (42,797)
 Principal payments on collateralized mortgage obligations                     (37,654)            (20,749)
                                                                           -----------         -----------
    Net cash provided by financing activities                                1,024,981           1,055,603

Net (decrease)/increase in cash and cash equivalents                            (9,090)              8,347
Cash and cash equivalents at beginning of period                                13,676              12,450
                                                                           -----------         -----------
Cash and cash equivalents at end of period                                 $     4,586         $    20,797
                                                                           ===========         ===========

 Supplemental cash flow information:
    Cash paid for interest                                                 $   176,215         $   102,122
                                                                           ===========         ===========

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

(Dollar amounts in thousands)                                        Six months ended
                                                    June 30, 1998                         June 30, 1997
                                             -----------------------------         ----------------------------
Cumulative Earnings
  Balance, beginning of year                  $243,430                              $219,135
  Net earnings                                  68,496         $68,496                44,001          $44,001
                                             -------------                         -------------
    Balance, end of quarter                    311,926                               263,136

Cumulative Distribution to Shareholders
  Balance, beginning of year                  (312,140)                             (216,315)
  Dividends paid                               (64,833)                              (42,795)
                                             -------------                         -------------
    Balance, end of quarter                   (376,973)                             (259,110)

Accumulated Other Comprehensive Income
  Balance, beginning of year
    IndyMac REIT                                (2,006)                               (7,166)
    IndyMac Operating                              501                                (8,427)
  Unrealized gain/(loss) on securities,
   net of reclassification adjustment
    IndyMac REIT                                                  (426)                                 4,745
    IndyMac Operating, net of tax                                  655                                  8,649
                                                              ------------                          ------------
  Other comprehensive income                       229             229                13,394           13,394
                                             -------------    ------------         ------------     ------------
  Comprehensive income                                         $68,725                                $57,395
  Balance, end of quarter
    IndyMac REIT                                (2,432)                               (2,421)
    IndyMac Operating                            1,156                                   222

Common Stock
  Balance, beginning of year                       634                                   502
  Common stock issued                               59                                    38
  Common stock options exercised                    10                                     1
                                             -------------                         -------------
    Balance, end of quarter                        703                                   541

Additional Paid in Capital
  Balance, beginning of year                   773,475                               490,695
  Director's and officer's notes receivable    (21,083)                                    0
  Common stock issued                          142,585                                79,574
  Common stock options exercised                16,693                                   540
                                             -------------                         -------------
    Balance, end of quarter                    911,670                               570,809


                                             -------------                         -------------
      Total Stockholders' Equity              $846,050                              $573,177
                                             =============                         =============


                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)



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

All significant intercompany balances and transactions have been eliminated in consolidation of IndyMac REIT. Certain reclassifications have been made to the financial statements for the period ended June 30, 1997 to conform to the June 30, 1998 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac REIT's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - ALLOWANCE FOR CREDIT LOSSES

During the three months ended June 30, 1998, IndyMac REIT added $9.4 million to its allowance for credit losses. IndyMac REIT's allowance for credit losses totaled $36.4 million at June 30, 1998, and primarily includes reserves for residential loans held for investment, construction loans, warehouse lines of credit, manufactured housing loans and home improvement loans in the amounts of $18.5 million, $11.9 million, $2.5 million, $1.4 million and $1.2 million respectively. IndyMac REIT recorded chargeoffs of $4.5 million and $1.7 million during the three months ended June 30, 1998 and 1997, respectively.

NOTE C - MORTGAGE SECURITIES

Mortgage securities consist of REMIC senior securities, adjustable rate agency securities, subordinated securities, principal-only securities, AAA-rated interest-only securities and inverse floater securities. Interest-only securities are comprised primarily of interest-only strips sold by IndyMac Operating to IndyMac REIT and subsequently securitized and held by IndyMac REIT, which are classified and accounted for as available for sale, and also include interest-only securities acquired by IndyMac REIT in connection with the securitization of mortgage loans held for sale by IndyMac Operating, which are classified and accounted for as trading securities. Contractual maturities on the mortgage securities range from 10 to 30 years.

Following is the estimated fair value of IndyMac REIT's mortgage securities as of June 30, 1998 and December 31, 1997:

                                                 June 30, 1998                                 December 31, 1997
                                  ---------------------------------------        -----------------------------------------
  (Dollar amounts in thousands)                               Available                                       Available
                                        Trading                for sale                Trading                 for sale
                                     --------------         --------------          --------------         ----------------

Amortized cost                             $174,411              $740,541                  $93,199                $467,252
Gross unrealized gains                           --                 9,391                       --                   5,711
Gross unrealized losses                          --               (11,823)                      --                  (7,717)
                                           --------              --------                  -------                --------
Estimated fair value                       $174,411              $738,109                  $93,199                $465,246
                                           ========              ========                  =======                ========

As of June 30, 1998, all of IndyMac REIT's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.



NOTE D - INVESTMENT IN INDYMAC OPERATING (Unaudited)
----------------------------------------------------

Summarized financial information for IndyMac Operating follows:

               (Dollars in thousands)                      June 30, 1998                 December 31, 1997
                                                     --------------------------------------------------------
Loans held for sale, net                                       $  173,673                      $ 98,834
Mortgage securities                                               721,130                       601,669
Mortgage servicing rights                                         110,079                        72,784
Other assets                                                       33,188                        47,766
                                                               ----------                      --------
     Total assets                                              $1,038,070                      $821,053
                                                               ==========                      ========

Repurchase agreements and other credit facilities              $  737,485                      $578,763
Due to IndyMac REIT                                               153,108                       117,917
Accounts payable, income taxes payable and
      accrued liabilities                                          73,183                        55,891
Shareholders' equity                                               74,294                        68,482
                                                               ----------                      --------
    Total liabilities and shareholders' equity                 $1,038,070                      $821,053
                                                               ==========                      ========

--------------------------------------------------------------

                                                           Quarter ended                      Six months ended
                                                             June 30,                             June 30,
                                                --------------------------------     --------------------------------
             (Dollars in thousands)                   1998              1997              1998               1997
                                                ----------------------------------------------------------------------

Interest income
   Loans held for sale                                 $ 3,056           $ 3,740           $ 6,019             $ 5,269
   Mortgage securities                                  11,667            10,321            24,018              20,526
   Mortgage servicing rights                             3,570             2,835             1,947               4,823
                                                       -------           -------           -------             -------
         Total interest income                          18,293            16,896            31,984              30,618

Interest expense                                        15,295            12,335            28,197              23,061
                                                       -------           -------           -------             -------
         Net interest income                             2,998             4,561             3,787               7,557

Provision for loan losses                                    -                 -                36                   -

Gain on sale of loans and securities                    19,438            11.575            41,029              28,086
Other                                                    6,085               763             8,867               1,095
                                                       -------           -------           -------             -------
         Net revenues                                   28,521            16,899            53,647              36,738

Salaries and related expenses                           14,131             7,663            26,138              14,770
General and administrative expenses                     10,873             4,511            18,917               8,698
Management fees to affiliate                                 -                 -                 -                 757
                                                       -------           -------           -------             -------
          Total  expenses                               25,004            12,174            45,055              24,225

Earnings before income tax provision                     3,517             4,725             8,592              12,513
Income tax provision                                     1,495             1,962             3,652               5,242
                                                       -------           -------           -------             -------
Net earnings                                           $ 2,022           $ 2,763           $ 4,940             $ 7,271
                                                       =======           =======           =======             =======

Mortgage Securities. Mortgage securities consist primarily of REMIC subordinated securities, AAA rated principal-only securities and AAA rated interest-only securities. Interest-only securities are comprised primarily of interest only strips retained in connection with the securitization of mortgage loans previously held for sale. Contractual maturities on the mortgage securities range from 10 to 30 years. Following is the estimated fair value of IndyMac Operating's mortgage securities as of June 30, 1998 and December 31, 1997:

                                                 June 30, 1998                                 December 31, 1997
                                  ----------------------------------------        ----------------------------------------
  (Dollar amounts in thousands)                               Available                                       Available
                                        Trading                for sale                 Trading               for sale
                                     -------------         ----------------          -------------         ----------------

Amortized cost                            $680,578                 $38,537                $544,743                 $56,053
Gross unrealized gains                          --                   2,553                      --                   2,321
Gross unrealized losses                         --                    (538)                     --                  (1,448)
                                          --------                 -------                --------                 -------
Estimated fair value                      $680,578                 $40,552                $544,743                 $56,926
                                          ========                 =======                ========                 =======

As of June 30, 1998, all of IndyMac Operating's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.

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

NOTE F - SUBSEQUENT EVENTS

On July 22, 1998, the Board of Directors of IndyMac REIT declared a cash dividend of $0.53 per share payable on September 8, 1998 to shareholders of record on August 3, 1998.

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

In its mortgage lending and securitization business, IndyMac acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. IndyMac purchases primarily "jumbo" and other "nonconforming" mortgage loans from mortgage originators, and also purchases to a lesser extent subprime mortgage loans (i.e., "A- through D paper" mortgages). IndyMac and its customers ("Sellers") negotiate whether such Sellers will retain, or IndyMac will purchase, the rights to service the mortgage loans delivered by such Sellers to IndyMac. All loans purchased by IndyMac REIT, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac Operating does not purchase any loans from entities other than IndyMac REIT. Additionally, IndyMac's lending and securitization operations include the purchase or origination, securitization and sale of consumer or mortgage loans for manufactured housing and home improvements.

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

In addition to its lending and securitization operations, IndyMac earns fee income and net interest income through its construction and warehouse lending programs and net interest income on its investment portfolio of mortgage and manufactured housing loans and mortgage securities. Construction Lending Corporation of America ("CLCA") provides acquisition, development and construction, builder custom home, model home, construction-to-permanent and lot loan financing on a nationwide basis to builders, while IndyMac Construction Lending Division ("IndyMac CLD") provides the same products as CLCA to IndyMac Operating's third party customers. Warehouse

Lending Corporation of America ("WLCA"), IndyMac REIT's warehouse lending division, provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans. IndyMac Operating's Loanworks Division offers a full-service menu of consumer mortgage products directly to consumers via phone, fax and the Internet. IndyMac Operating's Manufactured Housing Division originates and purchases loans secured by manufactured housing. IndyMac Operating's Home Improvement Division offers various types of home improvement loans to consumers.

FINANCIAL CONDITION

Lending and Securitization Operations: During the first six months of 1998, IndyMac REIT purchased $5.5 billion of non-conforming mortgage loans, including $446 million of subprime mortgage loans. In addition, IndyMac REIT purchased $220 million of manufactured housing loans and $106 million of home improvement loans during this same period. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, IndyMac, through IndyMac Operating, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, IndyMac REIT invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During the first six months of 1998, IndyMac Operating sold $4.3 billion of residential loans (including $149 million manufactured housing loans) through the issuance of nine series of multiple-class MBS in the form of REMIC securities and sold $147 million of mortgage loans in the form of whole loan sales transactions. At June 30, 1998, IndyMac was committed to purchase $1.5 billion of mortgage loans from various mortgage originators. IndyMac Operating's master servicing portfolio at June 30, 1998 had an aggregate outstanding principal balance of $14.6 billion with a weighted average coupon of 8.3%. Delinquencies (30 days and over) for loans held for sale were 2.3% of principal at June 30, 1998 and December 31, 1997.

Residential Loans Held For Investment: The $1.4 billion portfolio of residential loans held for investment (inclusive of $34 million of manufactured housing loans) at June 30, 1998 consisted of $719 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $365 million of loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $310 million of fixed-rate loans. The weighted average coupon of the mortgage loans held for investment at June 30, 1998 was 8.1%. IndyMac utilizes interest rate swap agreements to manage the interest rate exposure on its portfolio of loans held for investment. IndyMac finances loans held for investment with repurchase agreements and other credit facilities which reprice from overnight to one month, as of June 30, 1998. The allowance for losses related to loans held for investment by IndyMac REIT totaled $18.5 million at June 30, 1998. Chargeoffs related to loans held for investment totaled $6.8 million for the six months ended June 30, 1998. Delinquencies (30 days and over) for loans held for investment were 7.0% of principal at June 30, 1998 compared with 6.3% at December 31, 1997.

CONSTRUCTION LENDING OPERATIONS: At June 30, 1998, CLCA had commitments to fund construction loans of $1.5 billion, with outstanding principal balances of $845 million. The allowance for losses related to CLCA loans totaled $11.3 million at June 30, 1998, and there were $227,000 in chargeoffs related to CLCA loans for the six months ended June 30, 1998. Delinquencies (30 days and over) for CLCA were 0.5% and 0.9% of principal at June 30, 1998 and December 31, 1997, respectively.

At June 30, 1998, IndyMac CLD had commitments to fund construction-to-permanent and home improvement loans of $653 million with outstanding principal balances of $423 million. The allowance for losses related to IndyMac CLD loans totaled $647,000 at June 30, 1998, and there were $24,000 of chargeoffs for the six months ended June 30, 1998. Delinquencies for IndyMac CLD were 1.8% and 1.5% of principal, at June 30, 1998 and December 31, 1997, respectively.

WAREHOUSE LENDING OPERATIONS: At June 30, 1998, IndyMac REIT had extended commitments to make warehouse and related lines of credit in an aggregate amount of $1.0 billion, of which $583 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $2.5 million at June 30, 1998. There were no chargeoffs against such allowance
during the six months ended June 30, 1998.   As of June 30, 1998 and December
31, 1997, there were no delinquent (30 days and over) warehouse lines of credit.

CMO PORTFOLIO: As of June 30, 1998, IndyMac REIT had a portfolio comprised of nine series of CMOs (the "CMO Portfolio"). Collateral for CMOs decreased to $208.1 million at June 30, 1998 from $245.5 million at December 31, 1997. This decrease of $37.4 million is primarily the result of repayments (including prepayments and premium and discount amortization) of $37.8 million and an increase in guaranteed investment contracts ("GICs") held by trustees of $400,000. IndyMac REIT's CMOs outstanding decreased to $184.2 million at June 30, 1998 from $221.2 million at December 31, 1997. This decrease of $37.0 million resulted from principal payments and discount amortization on CMOs.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

Net Earnings: IndyMac REIT's net earnings were $35.9 million, or $0.53 basic and diluted earnings per share, based on 68,175,010 and 68,380,717 weighted average shares outstanding, respectively, for the three months ended June 30, 1998, compared to $22.7 million, or $0.43 basic earnings per share and $0.42 diluted earnings per share, based on 53,296,345 and 53,480,858 weighted average shares outstanding, respectively, for the three months ended June 30, 1997.

The increase in net earnings of $13.2 million was principally due to an increase in net interest income of $22.1 million and a decrease in management fees to affiliate of $2.1 million, offset, in part, by increases in the provision for loan losses, decreases in unrealized gains on securities and increases in salaries, general and administrative expenses of $5.5 million, $2.6 million and $2.0 million, respectively.

INTEREST INCOME:   Total interest income was $144.0 million for the three months ended June 30, 1998 and $83.9 million for the three months ended June 30, 1997. The increase in interest income of $60.1 million was primarily the result of increases in interest earnings on the following: loans held for sale, $26.1 million; mortgage securities, $13.4 million; construction loans, $12.7 million; revolving warehouse lines of credit, $9.3 million; and advances to IndyMac Operating, $2.3 million. These increases were partially offset by a reduction in the interest income related to mortgage loans held for investment of $2.2 million and collateral for CMOs of $1.3 million.

Interest income on residential loans held for sale totaled $36.6 million and $16.2 million, resulting in effective yields of 8.1% and 8.7%, for the three months ended June 30, 1998 and 1997, respectively. The average principal balance of such loans increased to $1.8 billion for the three months ended June 30, 1998, from $747.8 million for the three months ended June 30, 1997.

Interest income on manufactured housing loans held for sale totaled $5.0 million and $3.2 million, with interest earned at effective yields of 10.8% and 10.3%, for the three months ended June 30, 1998 and 1997, respectively. The average principal balance of such loans increased by $34.0 million to $184.2 million during the first three months of 1998, from $150.2 million for the three months of 1997.

Interest income on loans held for investment totaled $26.7 million and $29.0 million for the three months ended June 30, 1998 and 1997, respectively. This decrease was the result of a decrease in the average amount of loans held for investment during the year of $75.1 million and a decrease in the average yield. The average principal balance of mortgage loans held for investment was $1.5 billion during the second quarter of 1998 with interest earned at an effective yield of 7.3%, compared to the average principal balance of mortgage loans held for investment for the second quarter of 1997 of $1.5 billion with interest earned at an effective yield of 7.7%.

Interest income on construction loans totaled $30.2 million and $17.5 million, with interest earned at an effective yield of 10.3% and 11.0% for the three months ended June 30, 1998 and 1997, respectively. The average principal balance of construction loans outstanding increased $535.7 million to $1.2 billion during the second quarter of 1998 from $640.1 million during the second quarter of 1997.

Interest income on revolving warehouse lines of credit totaled $13.7 million and $4.4 million, with interest earned at effective yields of 9.5% and 9.0% for the three months ended June 30, 1998 and June 30, 1997, respectively. The average principal balance outstanding increased to $578.8 million from $195.2 million for the three months ended June 30, 1998 and June 30, 1997, respectively.

Interest income on mortgage securities totaled $18.9 million and $5.5 million, with interest earned at effective yields of 7.9% and 6.5% for the three months ended June 30, 1998 and 1997, respectively. During the second quarter of 1998, the average principal balance increased to $957.7 million from $336.1 million during the second quarter of 1997. Mortgage securities consisted of REMIC senior securities, adjustable rate agency securities, subordinated securities, AAA rated principal-only securities, AAA rated interest-only securities and inverse floater securities. Interest-only securities were comprised primarily of interest-only strips sold by IndyMac Operating to IndyMac REIT and subsequently securitized by IndyMac REIT, which were classified and accounted for as available for sale, and also include interest-only securities acquired by IndyMac REIT in connection with the securitization of mortgage loans held for sale by IndyMac Operating, which were classified and accounted for as trading securities.

Interest income on collateral for CMOs was $3.9 million and $5.2 million for the three months ended June 30, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $217.7 million from $272.9 million for the three months ended June 30, 1998 and 1997, respectively. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs.

INTEREST EXPENSE: For the three months ended June 30, 1998 and 1997, respectively, total interest expense was $93.9 million and $55.9 million. This increase in interest expense of $38.0 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $38.9 million, offset in part by a decline in interest expense on CMOs of $1.0 million.

Interest expense on repurchase agreements and other credit facilities used to finance residential loans held for sale and investment, revolving warehouse lines of credit, construction loans and mortgage securities totaled $88.6 million and $49.7 million for the three months ended June 30, 1998 and 1997, respectively. This increase of $38.9 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding to $5.7 billion from $3.1 billion for the three months ended June 30, 1998 and 1997, respectively. The effective interest rate on such borrowings was 6.2% and 6.5% for the three months ended June 30, 1998 and 1997, respectively.

Interest expense on CMOs was $3.9 million and $4.9 million for the three months ended June 30, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $196.0 million from $249.8 million for the three months ended June 30, 1998 and 1997, respectively. The effective interest rate was 8.1% and 7.9% for the three months ended June 30, 1998 and 1997, respectively.

Interest expense on senior unsecured notes totaled $1.4 million for each of the three months ended June 30, 1998 and 1997. The weighted average interest rate of 9.2% and average outstanding balance of $59.9 million were also the same for each of the three months ended June 30, 1998 and 1997.

EQUITY IN EARNINGS OF INDYMAC OPERATING: For the three months ended June 30, 1998 earnings for IndyMac Operating of $2.0 million, in which IndyMac REIT has a 99% economic interest, resulted principally from net interest income of $3.0 million, gain on sale of loans and securities of $19.4 million and servicing fee and other income of $6.1 million, offset by salaries, general and administrative expenses of $25.0 million, and income taxes of $1.5 million. During the three months ended June 30, 1997, earnings for IndyMac Operating of $2.8 million resulted principally from net interest income of $4.6 million and gains on sale of loans and securities of $11.6 million, offset by salaries, general and administrative expenses of $12.2 million and income taxes of $2.0 million.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSES: The IndyMac REIT increase in salaries, general and administrative expenses of $2.0 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT, including CLCA, IndyMac CLD, and WLCA as well as the expense of putting in place certain administrative and accounting functions as part of IndyMac REIT becoming self-managed.

MANAGEMENT FEES: For the three months ended June 30, 1998, there were no management fees compared to $2.1 million for the three months ended June 30, 1997. This decrease in the management fee was due to IndyMac REIT's acquisition of its manager on July 1, 1997, as a result, IndyMac REIT and IndyMac Operating became self-managed, and the management fee was eliminated.

RESULTS OF OPERATIONS
SIX MONTH ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net Earnings: IndyMac REIT's net earnings were $68.5 million, or $1.03 basic and diluted earnings per share, based on 66,404,010 and 66,741,978 weighted average shares outstanding, respectively, for the six months ended June 30, 1998, compared to $44.0 million, or $0.85 basic earnings per share and $0.83 diluted earnings per share, based on 51,674,810 and 53,012,967 weighted average shares outstanding, respectively, for the six months ended June 30, 1997.

The increase in net earnings of $24.5 million was principally due to an increase in net interest income of $36.7 million and a decrease in management fees to affiliate of $4.4 million, offset, in part, by increases in the provision for loan losses, a decrease in equity in earnings of IndyMac Operating, and increases in salaries, general and administrative expenses of $7.8 million, $2.1 million, and $3.4 million, respectively.

INTEREST INCOME:   Total interest income was $268.6 million for the six months ended June 30, 1998 and $159.1 million for the six months ended June 30, 1997. The increase in interest income of $109.5 million was primarily the result of increases in interest earnings on the following: loans held for sale, $41.3 million; mortgage securities, $25.5 million; construction loans, $24.7 million; revolving warehouse lines of credit, $16.1 million; and loans held for investment, $1.8 million. These increases were partially offset by a reduction in the interest income related to collateral for CMOs of $2.3 million.

Interest income on residential loans held for sale totaled $62.0 million and $31.4 million, resulting in effective yields of 8.1% and 8.0%, for the six months ended June 30, 1998 and 1997, respectively. The average principal balance of such loans increased to $1.5 billion for the six months ended June 30, 1998, from $728 million for the six months ended June 30, 1997.

Interest income on manufactured housing loans held for sale totaled $9.4 million and $5.5 million, with interest earned at effective yields of 9.7% and 9.9%, for the six months ended June 30, 1998 and 1997, respectively. The average principal balance of such loans increased by $83 million to $194 million during the first six months of 1998, from $111 million for the first six months of 1997.

Interest income on loans held for investment totaled $58.4 million and $56.5 million for the six months ended June 30, 1998 and 1997, respectively. This increase was the result of an increase in the average amount of loans held for investment during the year of $128 million partially offset by a decrease in the average yield. The average principal balance of mortgage loans held for investment was $1.6 billion during the first six months of 1998 with interest earned at an effective yield of 7.4%, compared to the average principal balance of mortgage loans held for investment for the six months ended June 30, 1997 of $1.5 billion with interest earned at an effective rate of 8.0%.

Interest income on construction loans totaled $56.9 million and $32.2 million, with interest earned at an effective yield of 10.4% and 11.7% for the six months ended June 30, 1998 and 1997, respectively. The average principal balance of construction loans outstanding increased $549 million to $1.1 billion during the first six months of 1998 from $554 million during the first six months of 1997.

Interest income on revolving warehouse lines of credit totaled $24.5 million and $8.4 million, with interest earned at effective yields of 9.2% and 9.1% for the six months ended June 30, 1998 and June 30, 1997, respectively. The average principal balance outstanding increased to $535 million from $187 million for the six months ended June 30, 1998 and June 30, 1997, respectively.

Interest income on mortgage securities totaled $34.3 million and $8.8 million, with interest earned at effective yields of 8.1% and 6.1% for the six months ended June 30, 1998 and 1997, respectively. During the first six months of 1998, the average principal balance increased to $847 million from $287 million during the first six months of 1997.

Interest income on collateral for CMOs was $8.3 million and $10.6 million for the six months ended June 30, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $228 million from $277 million for the six months ended June 30, 1998 and 1997, respectively. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings
(GICs) until such amounts are used to repay CMOs.

INTEREST EXPENSE: For the six months ended June 30, 1998 and 1997, respectively, total interest expense was $176.8 million and $104.1 million. This increase in interest expense of $72.7 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $74.6 million, offset in part by a decline in interest expense on CMOs of $1.9.

Interest expense on repurchase agreements and other credit facilities used to finance residential loans held for sale and investment, revolving warehouse lines of credit, construction loans and mortgage securities totaled $165.8 million and $91.2 million for the six months ended June 30, 1997 and 1998, respectively. This increase of $74.6 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding to $5.4 billion from $3.0 billion for the six months ended June 30, 1998 and 1997, respectively. The effective interest rate on such borrowings was 6.2% and 6.1% for the six months ended June 30, 1998 and 1997, respectively.

Interest expense on CMOs was $8.2 million and $10.1 million for the six months ended June 30, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $205 million from $255 million for the six months ended June 30, 1998 and 1997, respectively. The effective interest rate of 8.0% was the same for the six months ended June 30, 1998 and 1997.

Interest expense on senior unsecured notes totaled $2.8 million for each of the six months ended June 30, 1998 and 1997. The weighted average interest rate of 9.2% and average outstanding balance of $59 million were also the same for each of the six months ended June 30, 1998 and 1997.

EQUITY IN EARNINGS OF INDYMAC OPERATING: For the six months ended June 30, 1998 earnings for IndyMac Operating of $4.9 million, in which IndyMac REIT has a 99% economic interest, resulted principally from net interest income of $3.8 million, gain on sale of loans and securities of $41.0 million and servicing fees and other income of $8.9 million, offset by salaries, general and administrative expenses of $45.1 million, and income taxes of $3.7 million. During the six months ended June 30, 1997, earnings for IndyMac Operating of $7.3 million resulted principally from net interest income of $7.6 million and gains on sale of loans and securities of $28.1 million, offset by salaries, general and administrative expenses of $23.5 million, management fee expense of $757,000 and income taxes of $5.2 million.

SALARIES, GENERAL AND ADMINISTRATIVE EXPENSES: The IndyMac REIT increase of $3.4 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT, including CLCA, IndyMac CLD, and WLCA as well as the expense of putting in place certain administrative and accounting functions as part of IndyMac REIT becoming self-managed.

MANAGEMENT FEES: For the six months ended June 30, 1998, there were no management fees compared to $4.4 million for the six months ended June 30, 1997. This decrease in the management fee was due to IndyMac REIT's acquisition of its manager on July 1, 1997, as a result, IndyMac REIT and IndyMac Operating became self-managed, and the management fee was eliminated.

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

IndyMac has entered into a repurchase facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and certain of its affiliates, in an aggregate committed principal amount of $2.0 billion. The agreement is committed for a period of at least two years from the date of execution and currently permits IndyMac to finance its mortgage conduit, mortgage portfolio, warehouse lending, IndyMac CLD lending and manufactured housing lending assets and operations. The repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. IndyMac is permitted to borrow additional uncommitted amounts under this repurchase facility, and as of June 30, 1998, the total balance of outstanding loans from Merrill Lynch was $3.7 billion.

IndyMac has entered into a repurchase facility with Nomura Asset Capital Corporation in an aggregate principal amount of $300 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits IndyMac to finance its mortgage conduit, mortgage portfolio, warehouse lending and IndyMac CLD lending assets and operations. This repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. As of June 30, 1998, the total balance of outstanding loans from Nomura Asset Capital Corporation was $516 million.

IndyMac has entered into a repurchase facility with Paine Webber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits IndyMac to finance its mortgage conduit, warehouse lending and mortgage portfolio assets and operations. Such repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. As of June 30, 1998, the total balance of outstanding loans from Paine Webber Real Estate Securities, Inc. was $1.1 billion.

In May, 1995, IndyMac entered into a two-year committed credit facility with a syndicate of nine commercial banks led by First Union National Bank of North Carolina. This facility primarily finances mortgage loans, construction loans, and master servicing assets. The interest rates under this credit facility are based, at IndyMac's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed. On February 25, 1998, IndyMac amended this facility, by among other things, increasing the available committed borrowings from $500 million to $900 million, expanding the types of collateral which can be financed thereunder and extending the term of the commitment to three years. As of June 30, 1998, the total balance of outstanding loans from this syndicate was $782 million.

In May, 1998, the IndyMac REIT entered into a $100 million revolving credit facility with NationsBank that permits IndyMac REIT to finance its portfolio of builder construction loans. The interest rates under this credit facility are based, at IndyMac REIT's election, on LIBOR or the federal funds rate, plus an applicable margin. This loan is intended to constitute bridge financing pending final documentation of a $200 million commercial paper conduit facility secured by the same type of assets.

During the fourth quarter of 1995, IndyMac raised $59.6 million in connection with the private placement of senior notes with certain institutional lenders. These senior notes are unsecured, and the proceeds are utilized by IndyMac in connection with its working capital needs. The effective rate of interest on such senior notes is fixed at 9.2% for a period of seven years from the date of issuance. In 1995, the notes were rated "BBB-" by Duff & Phelps Credit Rating Co., and subsequently raised to "BBB" in 1997. At December 31, 1997, the notes were rated "BBB " by Fitch IBCA Inc., and "BB+" by Standard & Poor's Rating Services, Inc.

IndyMac has from time to time raised additional capital through secondary public offerings, the most recent of which involved the issuance of IndyMac's common stock with net proceeds totaling $68.7 million in February, 1995. IndyMac also raises new equity capital primarily through the optional cash payment feature of its Dividend Reinvestment and Stock Purchase Plan. During the second quarter of 1998, IndyMac raised $74.7 million through the Dividend Reinvestment and Stock Purchase Plan. During 1997 and 1996, IndyMac raised $206 million and $133 million, respectively, through such Dividend Reinvestment and Stock Purchase Plan.

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

The REIT provisions of the Internal Revenue Code restrict IndyMac REIT's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio, conduit operations, commercial lending and other operations by requiring IndyMac REIT to distribute to its shareholders substantially all of its taxable income from operations. Certain of IndyMac's material businesses, including its mortgage conduit are known to require significant and continuing commitments of capital resources in order to continue their growth.

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

Financial assets of IndyMac that tend to increase in value as interest rates increase, and decline in value as interest rates decrease, would include interest-only securities. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore, results in higher implicit yields. As of June 30, 1998, IndyMac REIT and IndyMac Operating on a combined basis held $431 million of interest-only securities. Of the $431 million aggregate amount, $331 million of such assets are classified as trading securities in accordance with the requirements of SFAS No. 115, since they were acquired in connection with the securitization of loans held for sale by IndyMac Operating.

Financial instruments of IndyMac that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, would include REMIC senior securities, fixed rate subordinated securities, adjustable rate agency securities, principal-only securities, US Treasury bonds and inverse-floater securities. Similar to the interest-only securities, the principal-only and inverse floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return. If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only and inverse-floater security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and inverse floater security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by IndyMac and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable increases in market interest rates. As of June 30, 1998, IndyMac held $1.2 billion of REMIC senior securities, fixed and adjustable rate subordinated securities, adjustable rate agency securities, principal-only securities, US Treasury bonds and inverse floater securities. Of the $1.2 billion aggregate amount, $524 million of such securities are classified as trading securities.

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

ADOPTION OF ADVANCE NOTICE BYLAW PROVISIONS

On July 21, 1998, IndyMac REIT's Board of Directors adopted an amendment to IndyMac REIT's Bylaws generally requiring that advance notice be given to IndyMac REIT in the event a stockholder desires to nominate a person for election to the Board of Directors or to transact any other business at an annual meeting of stockholders. Notice of any such nomination or business must be delivered to or received at the principal executive offices of IndyMac REIT not less than 90 calendar days and not more than 120 calendar days prior to the anniversary date of the prior year's annual meeting of stockholders. The advance notice provisions were adopted to afford stockholders a fair opportunity to present matters for consideration at stockholder meetings while assuring that stockholders and directors will have a reasonable opportunity to thoughtfully consider the matters proposed and to allow for full information to be distributed to all stockholders about all sides of a particular issue.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions and other risk factors outlined in the reports that IndyMac REIT files with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
         -----------------------------------------------------

At the annual meeting of IndyMac REIT's stockholders held on May 19, 1998, the stockholders voted to re-elect IndyMac REIT's directors. The votes cast in this regard were as follows: David S. Loeb - 61,970,877 for and 1,103,657 withheld; Angelo R. Mozilo - 61,971,972 for and 1,102,562 withheld; Michael W. Perry - 62,764,459 for and 310, 075 withheld; Lyle E. Gramley - 61,996,927 for and 1,077,607 withheld; Thomas J. Kearns - 61,988,894 for and 1,085,640 withheld; and Frederick J. Napolitano - 61,996,324 for and 1,078,210 withheld. In addition, the stockholders voted to approve an amendment to the Certificate of Incorporation to change IndyMac REIT's name from "INMC Mortgage Holdings, Inc." to "IndyMac Mortgage Holdings, Inc." The votes cast on this proposal were as follows: 62,263,688 in favor; 437,365 against; 373,481 abstaining; and 0 representing broker non-votes. The stockholders voted to approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100 million shares to 200 million shares. The votes cast on this proposal were as follows: 58,224,750 in favor; 4,278,171 against; 571,613 abstaining; and 0 representing broker non-votes. The stockholders voted to approve an amendment to the Certificate of Incorporation to create 10 million shares of Preferred Stock. The votes cast on this proposal were as follows:
38,334,099 in favor; 10,056,929 against; 683,120 abstaining; and 14,000,386 representing broker non-votes. The stockholders voted to approve the 1998 Stock Incentive Plan. The votes cast on this proposal were as follows: 38,088,166 in favor; 10,139,161 against; 846,821 abstaining; and 14,000,386 representing broker non-votes. Finally, the stockholders voted to ratify the selection of Grant Thornton LLP as IndyMac REIT's independent certified public accountants for the fiscal year ending December 31, 1998. The votes cast on this proposal were as follows: 62,583,469 in favor; 160,314 against; 330,751 abstaining; and 0 representing broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)     Exhibits
        --------

      3.1   Certificate of Incorporation of IndyMac REIT, as amended

      3.2   Bylaws of IndyMac REIT, as amended

      4.1   1998 Stock Incentive Plan adopted May 19, 1998, as amended

      10.1 Employment Agreement dated January 1, 1998 between IndyMac REIT and Carmella Grahn

      27    Financial Data Schedule

(b)  Reports on Form 8-K.
     --------------------

      None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 14, 1998 for the six months ended June 30, 1998.



      INDYMAC MORTGAGE HOLDINGS, INC.


                            By:    /Michael W. Perry
                                 -------------------
                                Michael W. Perry
                                President and Chief Operating Officer



                            By:    /Carmella Grahn
                                 -----------------
                                Carmella Grahn
                                Executive Vice President and
                                Chief Financial Officer