Form 10-Q
period 1998-09-30
INDYMAC MORTGAGE HOLDINGS INC
filed 1998-11-17
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1998


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



       Registrant's telephone number, including area code (800) 669-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes  X    No
                                        ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Common stock outstanding as of September 30, 1998: 74,614,073 shares

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1998             1997
                                                           --------------    ------------
                                                             (Unaudited)
ASSETS
Loans held for sale, net
 Mortgages-prime                                               $1,561,106     $1,091,908
 Mortgages-subprime                                               117,855         75,770
 Manufactured housing                                             135,206        208,830
 Home improvement                                                 249,096         81,763
                                                           --------------    -----------
                                                                2,063,263      1,458,271
Other loans, net
 Loans held for investment                                      1,217,743      1,831,047
 Construction                                                   1,392,530        946,806
 Revolving warehouse lines of credit                              460,310        512,458
                                                           --------------    -----------
                                                                3,070,583      3,290,311

Mortgage  securities                                              860,977        558,445
Collateral for CMOs                                               185,792        245,474
Investment in and advances to IndyMac Operating                   335,739        185,715
Cash and cash equivalents                                           4,349         13,676
Interest receivable                                                40,357         36,762
Other assets                                                       45,630         60,456
                                                           --------------    -----------
   Total assets                                                $6,606,690     $5,849,110
                                                           ==============    ===========

LIABILITIES
Repurchase agreements and other credit facilities              $5,418,781     $4,826,656
Collateralized mortgage obligations                               163,194        221,154
Senior unsecured notes                                             59,994         59,888
Accounts payable and accrued liabilities                           38,777         37,518
                                                           --------------    -----------
   Total liabilities                                            5,680,746      5,145,216

SHAREHOLDERS' EQUITY
 Preferred stock - authorized, 10,000,000 shares of
  $.01 par value; none issued                                           -              -
 Common stock - authorized, 200,000,000 shares of
  $.01 par value; issued and outstanding, 74,614,073
  shares at September 30, 1998 and 63,351,616 at
  December 31, 1997                                                   746            634
 Additional paid-in capital                                       995,450        773,475
 Accumulated other comprehensive income                            (6,449)        (1,505)
 Cumulative earnings                                              350,949        243,430
 Cumulative distributions to shareholders                        (414,752)      (312,140)
                                                           --------------    -----------
   Total shareholders' equity                                     925,944        703,894
                                                           --------------    -----------
 Total liabilities and shareholders' equity                    $6,606,690     $5,849,110
                                                           ==============    ===========

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                            QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------     -------------------------------
                                                             1998                1997         1998                   1997
                                                            -------            --------     --------               --------
REVENUES
  Interest income
    Loans held for sale
      Mortgages-prime                                       $35,852            $ 14,908     $ 89,223               $ 38,387
      Mortgages-subprime                                     15,418               3,263       24,094                 11,196
      Manufactured housing                                    2,416               1,575       11,814                  7,043
      Home improvement                                        5,821                 154       12,513                    154
                                                            -------            --------     --------               --------
                                                             59,507              19,900      137,644                 56,780
    Other loans
      Loans held for investment                              24,293              33,644       82,658                 90,162
      Construction                                           34,677              19,334       91,603                 51,553
      Revolving warehouse lines of credit                    10,952               6,694       35,426                 15,118
                                                            -------            --------     --------               --------
                                                             69,922              59,672      209,687                156,833

    Mortgage securities                                      14,828               7,099       49,134                 15,935
    Collateral for CMOs                                       3,499               4,916       11,821                 15,513
    Advances to IndyMac Operating                             5,134               2,378       12,920                  7,618
    Other                                                       190                  85          437                    468
                                                            -------            --------     --------               --------
      Total interest income                                 153,080              94,050      421,643                253,147

  Interest expense
    Repurchase agreements and other credit facilities        98,063              58,150      263,892                149,371
    Collateralized mortgage obligations                       3,535               4,758       11,782                 14,859
    Senior unsecured notes                                    1,383               1,379        4,146                  4,136
                                                            -------            --------     --------               --------
      Total interest expense                                102,981              64,287      279,820                168,366

  Net interest income                                        50,099              29,763      141,823                 84,781

  Provision for loan losses                                   7,285               6,300       22,892                 14,100
                                                            -------            --------     --------               --------
      Net interest income after provision for loan losses    42,814              23,463      118,931                 70,681

  Equity in earnings of IndyMac Operating                     4,826               7,540        9,717                 14,534
  Unrealized gain (loss) on securities                       (2,920)                198       (4,430)                 1,316
  Other income                                                1,420               1,692        3,783                  4,760
                                                            -------            --------     --------               --------
      Net revenues                                           46,140              32,893      128,001                 91,291

EXPENSES
  Salaries                                                    5,205               3,465       14,240                  9,323
  General and administrative                                  1,912               2,304        6,242                  6,437
  Management fees to affiliate                                   -                   -            -                   4,406
  Non-recurring charges                                          -               76,000           -                  76,000
                                                            -------            --------     --------               --------
      Total expenses                                          7,117              81,769       20,482                 96,166
                                                            -------            --------     --------               --------
NET EARNINGS (LOSS)                                         $39,023            $(48,876)    $107,519               $ (4,875)
                                                            =======            ========     ========               ========

EARNINGS (LOSS) PER SHARE
  Basic                                                       $0.54              ($0.83)       $1.57                 ($0.09)
  Diluted                                                      0.54               (0.83)        1.57                  (0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING (IN THOUSANDS)
  Basic                                                      72,070              58,541       68,314                 54,391
  Diluted                                                    72,154              58,962       68,489                 54,923

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                    ------------------------------------
                                                                                       1998                     1997
                                                                                    ------------             -----------
Cash flows from operating activities:
 Net earnings (loss)                                                                 $   107,519             $     (4,875)
 Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
    Amortization and depreciation                                                         39,380                   21,321
    Provision for loan losses                                                             22,892                   14,100
    Equity in earnings of IndyMac Operating                                               (9,717)                 (14,534)
    Unrealized loss (gain) on trading securities and loans held for sale                   2,089                   (2,287)
    Issuance of common stock as settlement of management contract                             -                    72,000
  Purchases of mortgage loans held for sale                                           (9,245,825)              (3,101,601)
  Sale of and payments from mortgage loans held for sale                               8,588,903                2,846,287
  Net sales of manufactured housing loans held for sale                                   52,515                   21,284
  Net purchases of home improvement loans held for sale                                 (169,471)                       -
  Purchases of trading securities                                                        (96,834)                 (52,333)
  Principal payments on trading securities                                                25,145                    1,508
  (Increases) decreases in other assets                                                    4,785                  (25,110)
  Increases in other liabilities                                                           1,256                    3,662
                                                                                     -----------              -----------
    Net cash used in operating activities                                               (677,363)                (220,578)

Cash flows from investing activities:
 Purchases of mortgage loans held for investment                                        (265,286)                (864,421)
 Payments from mortgage loans held for investment                                      1,012,412                  356,573
 Net increase in construction loans receivable                                          (433,895)                (391,686)
 Purchases of mortgage securities                                                       (603,444)                (222,268)
 Sales of and payments from mortgage securities                                          331,535                   42,148
 Net (increase) decrease in revolving warehouse lines of credit                           51,517                 (121,041)
 Net (increase) decrease of manufactured housing loans held for investment                 2,410                   (3,473)
 Net (increase) decrease in advances to IndyMac Operating net of cash payment           (138,395)                  12,738
 Payments from collateral for CMOs                                                        58,759                   29,023
 Net change in GICs held by trustees as collateral for CMOs                                 (142)                   1,034
                                                                                     -----------              -----------
    Net cash provided by (used in) investing activities                                   15,471               (1,161,373)

Cash flows from financing activities:
 Net increase in repurchase agreements and other credit facilities                       592,125                1,349,304
 Net proceeds from issuance of common stock                                              222,087                  133,071
 Cash dividends paid                                                                    (102,612)                 (67,839)
 Principal payments on collateralized mortgage obligations                               (59,035)                 (30,083)
                                                                                     -----------              -----------
    Net cash provided by financing activities                                            652,565                1,384,453

Net (decrease) increase in cash and cash equivalents                                      (9,327)                   2,502
Cash and cash equivalents at beginning of period                                          13,676                   12,450
                                                                                     -----------              -----------
Cash and cash equivalents at end of period                                           $     4,349              $    14,952
                                                                                     ===========              ===========
 Supplemental cash flow information:
    Cash paid for interest                                                           $   275,601              $   164,256
                                                                                     ===========              ===========

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                              NINE MONTHS ENDED
                                           -------------------------------------------------------
                                                SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                           ---------------------------    ------------------------
Cumulative Earnings
  Balance, beginning of year                 $ 243,430                    $ 219,135
  Net earnings                                 107,519     $107,519          (4,875)      $(4,875)
                                             ---------                    ---------
    Balance, end of quarter                    350,949                      214,260

Cumulative Distribution to Shareholders
  Balance, beginning of year                  (312,140)                    (216,315)
  Dividends paid                              (102,612)                     (67,838)
                                             ---------                    ---------
    Balance, end of quarter                   (414,752)                    (284,153)

Accumulated Other Comprehensive Income
  Balance, beginning of year
    IndyMac REIT                                (2,006)                     (7,166)
    IndyMac Operating                              501                      (8,427)
  Unrealized gain (loss) on securities,
   net of reclassification adjustment
    IndyMac REIT                                             (6,334)                        9,535
    IndyMac Operating, net of tax                             1,390                         8,649
                                                           --------                       -------
  Other comprehensive income                    (4,944)      (4,944)         18,184        18,184
                                             ---------    ---------       ---------       -------
  Comprehensive income                                     $102,575                       $13,309
                                                           ========                       =======
  Balance, end of quarter
    IndyMac REIT                                (8,340)                      2,369
    IndyMac Operating                            1,891                         222

Common Stock
  Balance, beginning of year                       634                         502
  Common stock issued                               99                          60
  Common stock options exercised                    13                          37
                                             ---------                    --------
    Balance, end of quarter                        746                         599

Additional Paid in Capital
  Balance, beginning of year                   773,475                     490,695
  Director's and officer's notes receivable    (23,914)                        -
  Common stock issued                          224,955                     201,221
  Common stock options exercised                20,934                       3,753
                                             ---------                    --------
    Balance, end of quarter                    995,450                     695,669

                                             ---------                    --------
      Total Stockholders' Equity             $ 925,944                    $628,966
                                             =========                    ========


               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)



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

IndyMac Mortgage Holdings, Inc. ("IndyMac REIT") has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of IndyMac REIT and its qualified REIT subsidiaries. The mortgage lending and securitization operations are primarily conducted through IndyMac, Inc. ("IndyMac Operating"), a taxable corporation, which is not consolidated with IndyMac REIT for financial reporting or income tax purposes. IndyMac REIT owns all of the preferred stock and a 99% economic interest in IndyMac Operating. IndyMac REIT's investment in IndyMac Operating is accounted for under a method similar to the equity method. As used herein, "IndyMac" or "the Company" includes IndyMac REIT and IndyMac Operating and their respective subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation of IndyMac REIT. Certain reclassifications have been made to the financial statements for the periods ended September 30, 1997 and December 31, 1997, to conform to the September 30, 1998 financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac REIT's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - ALLOWANCE FOR LOAN LOSSES

The Company's determination of the level of the allowance and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process. The Company considers the allowance for loan losses of $40.4 million adequate to cover losses inherent in the loan portfolio at September 30, 1998. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors prevailing, including economic conditions, the credit quality of the assets comprising the Company's portfolio and the Company's ongoing examination process, will not require significant increases in the allowance for loan losses.

The table below summarizes the changes to the allowance for estimated loan losses:

(Dollars in thousands)                                              For the Quarter Ended September 30, 1998
                                                   -----------------------------------------------------------------------
                                                      Beginning                               Net              Ending
Type of Loan                                          Allowance         Provision          Chargeoffs         Allowance
                                                   --------------     -------------      --------------     --------------

Mortgage loans                                       $19,250             $ 4,117             $ 2,186            $21,181
Manufactured housing loans                             1,356                 164                 306              1,214
Home improvement loans                                 1,164               1,036                  39              2,161
Construction                                          11,903               1,745                 501             13,147
Warehouse Lines of Credit                              2,455                 223                 200              2,478
CMOs                                                     224                   -                  15                209
                                                     -------             -------             -------            -------
                                                     $36,352             $ 7,285             $ 3,247            $40,390
                                                     =======             =======             =======            =======

NOTE C - MORTGAGE SECURITIES

Mortgage securities consist of Real Estate Mortgage Investment Conduit ("REMIC") senior securities, adjustable rate agency securities, subordinated securities, AAA-rated interest-only securities, inverse floater securities and residuals. Interest-only securities and residuals are comprised primarily of securities retained in connection with the securitization of mortgage loans that are held for sale by IndyMac Operating and are classified and accounted for as trading securities. These securities are subsequently transferred to IndyMac REIT. Contractual maturities on the mortgage securities range from 10 to 30 years.

Following is the estimated fair value of IndyMac REIT's mortgage securities as of September 30, 1998 and December 31, 1997:

(Dollars in thousands)                   September 30, 1998                      December 31, 1997
                            ------------------------------------------------------------------------------
                                                      Available                               Available
                                 Trading              for sale             Trading            for sale
                            -----------------    -----------------     ----------------    ---------------
Amortized cost                   $194,368             $674,913             $ 93,199            $467,252
Gross unrealized gains                  -                2,439                    -               5,711
Gross unrealized losses                 -              (10,743)                   -              (7,717)
                                 --------             --------             --------            --------
Estimated fair value             $194,368             $666,609             $ 93,199            $465,246
                                 ========             ========             ========            ========

Included in the securities portfolio of $861.0 million at September 30, 1998 were $154.1 million of AAA-rated interest-only securities, $71.4 million of prime, subprime and manufactured housing residuals and $1.6 million of noninvestment grade mortgage securities. The remainder of the portfolio consists of other investment grade securities. At December 31, 1997 the securities portfolio of $558.4 million consisted of $110.6 million of AAA-rated interest-only securities and $28.3 million of prime, subprime and manufactured housing residuals. The balance of the portfolio consisted of investment grade securities.

As of September 30, 1998, $833.0 million of IndyMac REIT's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.

NOTE D - INVESTMENT IN INDYMAC OPERATING (Unaudited)

Summarized financial information for IndyMac Operating follows:

(Dollars in thousands)                                                     September 30,                     December 31,
                                                                                1998                             1997
                                                                         -----------------                ----------------
Loans held for sale, net                                                     $   81,004                       $   98,834
Mortgage and treasury securities                                                730,748                          601,669
Mortgage servicing rights                                                       180,265                           72,784
Other assets                                                                     87,902                           47,766
                                                                             ----------                       ----------
          Total assets                                                       $1,079,919                       $  821,053
                                                                             ==========                       ==========

Repurchase agreements and other credit facilities                            $  598,020                       $  578,763
Due to IndyMac REIT                                                             256,312                          117,917
Accounts payable, income taxes payable and
    accrued liabilities                                                         145,358                           55,891
Shareholders' equity                                                             80,229                           68,482
                                                                             ----------                       ----------
          Total liabilities and shareholders' equity                         $1,079,919                       $  821,053
                                                                             ==========                       ==========


(Dollars in thousands)                                     For the Quarter Ended                     For the Nine Months Ended
                                                                September 30,                               September 30,
                                                     ------------------------------------    ----------------------------------
                                                         1998                  1997              1998               1997
                                                     ------------         ---------------    -----------       ----------------
     Interest income
       Loans held for sale                               $ 3,541            $ 5,446             $ 9,560           $10,714
       Mortgage and treasury securities                   12,607              8,665              36,625            29,191
                                                         -------            -------             -------           -------
          Total interest income                           16,148             14,111              46,185            39,905

     Interest expense                                     16,828             13,668              45,025            36,728
                                                         -------            -------             -------           -------
          Net interest income (expense)                     (680)               443               1,160             3,177

     Provision for loan losses                                 -                  -                  36                 -

     Net gains on loans and securities                    38,737             22,655              79,766            50,742
     Service fee income                                   (2,748)             2,724               1,812             7,547
     Other income                                          5,769              1,134              12,023             2,227
                                                         -------            -------             -------           -------
          Net revenues                                    41,078             26,956              94,725            63,693

     Salaries and related                                 19,040              8,452              46,411            23,222
     General and administrative                           13,560              5,158              31,244            13,855
     Management fees to affiliate                              -                  -                   -               757
                                                         -------            -------             -------           -------

          Total expenses                                  32,600             13,610              77,655            37,834
                                                         -------            -------             -------           -------

    Earnings before income tax provision                   8,478             13,346              17,070            25,859
    Income tax provision                                   3,603              5,729               7,255            10,971
                                                         -------            -------             -------           -------
          Net earnings                                   $ 4,875            $ 7,617             $ 9,815           $14,888
                                                         =======            =======             =======           =======

Mortgage Securities

Mortgage securities consist primarily of trading and available for sale REMIC senior securities, subordinated securities, AAA-rated principal-only securities, AAA-rated interest-only securities and residuals. Interest-only securities are comprised primarily of interest-only strips retained in connection with the securitization of mortgage loans previously held for sale. Residual securities are comprised of subordinated interest-only strips. Contractual maturities on the mortgage securities range from 10 to 30 years.

A summary of IndyMac Operating's mortgage securities as of September 30, 1998 and December 31, 1997 follows:

(Dollars in thousands)                 September 30, 1998                     December 31, 1997
                            ------------------------------------------------------------------------------
                                                      Available                                Available
                                  Trading             for sale             Trading             for sale
                            -----------------    -----------------    ----------------    ----------------
Amortized cost                    $543,300            $186,136             $544,743            $ 56,053
Gross unrealized gains                   -               1,448                    -               2,321
Gross unrealized losses                  -                (136)                   -              (1,448)
                                  --------            --------             --------            --------
Estimated fair value              $543,300            $187,448             $544,743            $ 56,926
                                  ========            ========             ========            ========

Included in the securities portfolio of $730.7 million at September 30, 1998 were $262.5 million of AAA-rated interest-only securities, $7.0 million of prime, subprime and manufactured housing residuals and $80.0 million of noninvestment grade mortgage securities. The remainder of the portfolio consists of other investment grade securities. At December 31, 1997 the securities portfolio of $601.7 million consisted of $230.2 million of AAA-rated interest-only securities, $11.7 million of prime, subprime and manufactured housing residuals and $71.1 million of noninvestment grade mortgage securities. The balance of the portfolio consisted of other investment grade securities.

As of September 30, 1998, all of IndyMac Operating's mortgage securities were pledged to secure repurchase borrowings intended to finance the holding of such securities.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"), which is effective for periods beginning after December 15, 1997. This statement requires information about the Company's operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per share. The Company will disclose segment information in its 1998 Form 10-K.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"), effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension plans and other postretirement benefits plans. SFAS 132 provides informative disclosure but does not change the measurement or recognition of those plans, and as such, it does not and will not impact previously reported or future net earnings and earnings per share.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is required to be adopted by January 2000, with earlier adoption permitted. The Company is currently in the process of determining the impact of the adoption of SFAS 133.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", ("SFAS 134"), which is effective for fiscal periods beginning after December 15, 1998, with earlier adoption permitted. This Statement requires mortgage banking enterprises to classify as trading securities any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also requires mortgage banking enterprises to classify mortgage-backed securities of loans previously held for sale, based on its ability and intent to hold the securities. The Company will adopt SFAS 134 in the fourth quarter of 1998. The Company is currently in the process of determining the impact of the adoption of SFAS 134.

NOTE F - SUBSEQUENT EVENTS

See "SUBSEQUENT EVENTS" on Page 24.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL

IndyMac Mortgage Holdings, Inc. ("IndyMac REIT"), was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "IndyMac REIT" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to "IndyMac" or "the Company" mean the parent company, its consolidated subsidiaries and IndyMac REIT's affiliate, IndyMac, Inc. ("IndyMac Operating") and its consolidated subsidiaries, which are not consolidated with IndyMac REIT for financial reporting or tax purposes.

In its mortgage conduit business, IndyMac acts as an intermediary between the originators of mortgage loans and permanent investors in whole loans and mortgage-backed securities ("MBS") secured by or representing an ownership interest in mortgage loans. IndyMac purchases primarily "jumbo" and other "nonconforming" mortgage loans from mortgage originators, and also purchases to a lesser extent subprime mortgage loans (i.e., "A- through D paper" mortgages). IndyMac and its customers ("Sellers") negotiate whether such Sellers will retain, or IndyMac will purchase, the rights to service the mortgage loans delivered by such Sellers to IndyMac, although IndyMac anticipates emphasizing the purchase of loans on a servicing-released basis in order to facilitate IndyMac's ability to sell such loans through whole-loan transactions going forward. All loans purchased by IndyMac REIT, for which a Real Estate Mortgage Investment Conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac Operating does not purchase any loans from entities other than IndyMac REIT. Additionally, IndyMac's mortgage conduit operations include the purchase or origination, securitization and sale of consumer or mortgage loans for manufactured housing and home improvements.

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

In addition to its lending and securitization operations, IndyMac earns fee income and net interest income through its construction and warehouse lending programs and net interest income on its investment portfolio of mortgage and manufactured housing loans and mortgage securities. Construction Lending Corporation of America ("CLCA") provides acquisition, development and construction, builder custom home, model home and lot loan financing on a nationwide basis to builders, while IndyMac Construction Lending Division ("IndyMac CLD") provides the same products as CLCA to IndyMac Operating's third party customers, in addition to construction-to-permanent loans. Warehouse Lending Corporation of America ("WLCA"), IndyMac REIT's warehouse lending division, provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans. IndyMac Operating's Loanworks Division offers a full-service menu of consumer mortgage products directly to consumers via phone, telefacsimile and the Internet.

IndyMac Operating's Manufactured Housing Division originates and purchases loans secured by manufactured housing. IndyMac Operating's Home Improvement Division offers various types of home improvement loans to consumers. IndyMac is currently considering strategic alternatives with respect to its Manufactured Housing Division, possibly including the sale or the disposition of some or all of its assets, and is also in the process of determining the viability on a long-term basis of securitizing loans purchased or originated through its Home Improvement Division. In both cases, IndyMac will determine whether to pursue such business based on management's analysis of a number of factors, including projected net interest spreads, the risk of credit losses, the economic terms on which such loans can be sold to investors through securitization or whole loan sales, and the price and availability of financing.

FINANCIAL CONDITION

Lending and Securitization Operations

During the first nine months of 1998, IndyMac REIT purchased $8.4 billion of non-conforming mortgage loans, including $882 million of subprime mortgage loans. In addition, IndyMac REIT purchased $352 million of manufactured housing loans and $184.5 million of home improvement loans. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, IndyMac, through IndyMac Operating, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, IndyMac REIT invests in the loans on a long-term basis using financing provided by CMOs or repurchase agreements and other credit facilities. During the first nine months of 1998, IndyMac Operating sold $8.8 billion of mortgage loans (including $382.1 million of manufactured housing loans) through the issuance of multiple-class MBS in the form of REMIC securities in the amount of $7.8 billion, $489.1 million of mortgage loans in the form of whole loan sales transactions and $146.4 million of mortgage loans to FHLMC. At September 30, 1998, IndyMac was committed to purchase $1.3 billion of mortgage loans from various mortgage originators. Delinquencies (30 days and over) for loans held for sale were 3.4% of principal at September 30, 1998 compared with 2.3% at December 31, 1997. The increase in delinquencies is primarily related to the transfer of the servicing of these loans to the LoanWorks servicing platform.

Loans Held For Investment

The $1.2 billion portfolio of loans held for investment at September 30, 1998 consisted of $540.9 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $386.7 million of loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually, $261.5 million of fixed-rate loans and $28.6 million of manufactured housing loans. The weighted average coupon of the mortgage loans held for investment, excluding manufactured housing loans, at September 30, 1998 was 8.2%. IndyMac finances loans held for investment with repurchase agreements and other credit facilities which reprice from overnight to one month. In addition, IndyMac utilizes interest rate swap agreements to manage the interest rate exposure on its portfolio of loans held for investment. The allowance for losses related to loans held for investment and manufactured housing loans held by IndyMac REIT totaled $20.4 million and $1.2 million at September 30, 1998, respectively. Net chargeoffs related to loans held for investment and manufactured housing loans totaled $2.2 million and $300 thousand for the quarter ended September 30, 1998, respectively. Delinquencies (30 days and over) for loans held for investment was 8.4% of principal at September 30, 1998 compared with 6.3% at December 31, 1997. The increase in delinquencies is primarily related to the transfer of the servicing of these loans to the LoanWorks servicing platform.

Construction Lending Operations

At September 30, 1998, CLCA had commitments to fund construction loans of $1.8 billion, with outstanding principal balances of $884.7 million. The allowance for losses related to CLCA loans totaled $12.1 million at September 30, 1998, and there were $288 thousand in net chargeoffs related to CLCA loans for the quarter ended September 30, 1998. Delinquencies (30 days and over) for CLCA were 0.7% and 0.9% of principal at September 30, 1998 and December 31, 1997, respectively.

At September 30, 1998, IndyMac CLD had commitments to fund construction-to-permanent and other construction loans of $805.9 million with outstanding principal balances of $487.1 million. The allowance for losses related to IndyMac CLD loans totaled $1.0 million at September 30, 1998, and there were $213 thousand of net chargeoffs for the quarter ended September 30, 1998. Delinquencies for IndyMac CLD were 4.6% and 1.5% of principal, at September 30, 1998 and December 31, 1997, respectively. The increase in delinquencies is primarily related to the transfer of the servicing of these loans to the LoanWorks servicing platform.

Warehouse Lending Operations

At September 30, 1998, IndyMac REIT had extended commitments to make warehouse and related lines of credit in an aggregate amount of $1.1 billion, of which $460.3 million was outstanding, net of reserves. The allowance for loan losses related to warehouse lines of credit totaled $2.5 million at September 30, 1998. There were $200 thousand of net chargeoffs against such allowance for the quarter ended September 30, 1998. As of September 30, 1998, delinquencies for warehouse lines of credit were 1.8% of the outstanding principal balance.

CMO Portfolio

As of September 30, 1998, IndyMac REIT had a portfolio comprised of nine series of CMOs. Collateral for CMOs decreased to $185.8 million at September 30, 1998 from $245.5 million at December 31, 1997. This decrease of $59.7 million is primarily the result of repayments, including prepayments and premium and discount amortization, of $58.8 million. IndyMac REIT's CMOs outstanding decreased to $163.2 million at September 30, 1998 from $221.2 million at December 31, 1997. This decrease of $58.0 million resulted from principal payments and discount amortization on CMOs.

RESULTS OF OPERATIONS
Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Net Earnings

IndyMac REIT's net earnings were $39.0 million, or $0.54 basic and diluted earnings per share, based on 72,070,900 and 72,153,957 weighted average shares outstanding, respectively, for the quarter ended September 30, 1998, compared to a net loss of $(48.9) million, or $(0.83) basic loss per share and $(0.83) diluted loss per share, based on 58,541,478 and 58,961,909 weighted average shares outstanding, respectively, for the quarter ended September 30, 1997.

On July 1, 1997, IndyMac REIT and Countrywide Credit Industries, Inc. ("CCR") completed a transaction whereby IndyMac REIT acquired all of the outstanding stock of its manager, Countrywide Asset Management Corporation, from CCR in exchange for 3,440,860 new shares of common stock of IndyMac REIT. IndyMac REIT accounted for this transaction as the settlement of its management contract, which resulted in a non-recurring charge for IndyMac REIT of $76 million. Excluding the $76 million non-recurring charge related to the buyout of IndyMac REIT's manager, for the quarter ended September 30, 1997, earnings increased by $11.9 million principally due to an increase in net interest income of $20.3 million, offset, in part, by decreases in unrealized gains on securities and equity in earnings of IndyMac Operating of $3.1 million and $2.7 million, respectively, and increases in the provision for loan losses and salaries of $1.0 million and $1.7 million, respectively.

Highlights for the Quarters Ended September 30, 1998 and 1997

(Dollars in thousands)                                            For the Quarter Ended
                                                           -----------------------------------------
                                                               September 30,           September 30,
                                                                   1998                    1997      (1)
                                                           -----------------       -----------------
Net interest income                                            $50,099                 $29,763
Net earnings                                                    39,023                  27,124
Return on average assets (annualized)                             2.23%                   2.07%
Return on average common equity (annualized)                     17.38%                  18.32%
Interest spread
         Yield on interest-earning assets                         8.30%                   8.33%
         Cost of interest-bearing liabilities                     6.29%                   6.52%
                                                               -------                 -------
         Interest spread                                          2.01%                   1.81%

(1) 1997 excludes $76 million non-recurring charge related to the acquisition of Countrywide Asset Management Corporation.

Interest Income

Total interest income was $153.1 million for the quarter ended September 30, 1998 and $94.1 million for the quarter ended September 30, 1997. The increase in interest income of $59.0 million was primarily the result of increases in interest earnings on the following: loans held for sale, $39.6 million; mortgage securities, $7.7 million; construction loans, $15.3 million and revolving warehouse lines of credit, $4.3 million. These increases were partially offset by a reduction in the interest income related to mortgage loans held for investment of $9.4 million and collateral for CMOs of $1.4 million.

Loans held for sale
-------------------

Interest income on mortgage loans held for sale totaled $51.3 million and $18.2 million, resulting in effective yields of 8.1% and 8.5%, for the quarters ended September 30, 1998 and 1997, respectively. The average principal balance of such loans increased to $2.5 billion for the quarter ended September 30, 1998, from $846.1 million for the quarter ended September 30, 1997.

Interest income on manufactured housing loans held for sale totaled $2.4 million and $1.6 million, with interest earned at effective yields of 8.5% and 10.3%, for the quarters ended September 30, 1998 and 1997, respectively. The average principal balance of such loan portfolios increased by $51.8 million to $112.6 million during the quarter ended September 30, 1998, from $60.8 million for the quarter ended September 30, 1997.

Interest income on home improvement loans held for sale totaled $5.8 million and $154 thousand for the quarters ended September 30, 1998 and 1997, respectively. In July 1997, the Company commenced its home improvement lending operations. For the third quarter of 1998 the average principal balance of such loans was $215.6 million and the effective yield was 10.7%.

Loans held for investment
-------------------------

Interest income on loans held for investment totaled $24.3 million and $33.6 million for the quarters ended September 30, 1998 and 1997, respectively. This decrease was the result of a decrease in the average amount of loans held for investment during the quarter of $142.2 million and a decrease in the average yield. The average principal balance of the mortgage loans held for investment portfolio was $1.3 billion during the third quarter of 1998 with interest earned at an effective yield of 7.2%, compared to an average principal balance for the third quarter of 1997 of $1.8 billion with interest earned at an effective yield of 7.6%.

Other loans
-----------

Interest income on construction loans totaled $34.7 million and $19.3 million, with interest earned at an effective yield of 10.4% and 10.5% for the quarters ended September 30, 1998 and 1997, respectively. The average principal balance of construction loans outstanding increased $576.1 million to $1.3 billion during the third quarter of 1998 from $741.3 million during the third quarter of 1997.

Interest income on revolving warehouse lines of credit totaled $11.0 million and $6.7 million, with interest earned at effective yields of 9.1% and 8.7% for the quarters ended September 30, 1998 and September 30, 1997, respectively. The average principal balance outstanding increased to $478.2 million from $305.9 million for the quarters ended September 30, 1998 and September 30, 1997, respectively.

Mortgage Securities
-------------------

Interest income on mortgage securities totaled $14.8 million and $7.1 million, with interest earned at effective yields of 6.5% and 6.8% for the quarters ended September 30, 1998 and 1997, respectively. During the third quarter of 1998, the average principal balance increased to $908.3 million from $411.1 million during the third quarter of 1997. Mortgage securities consisted of REMIC senior securities, adjustable rate agency securities, subordinated securities, AAA-rated interest-only securities, inverse floater securities and residuals. Interest-only securities and residuals are comprised primarily of securities retained in connection with the securitization of mortgage loans that are held for sale by IndyMac Operating and are classified and accounted for as trading securities. These securities are subsequently transferred to IndyMac REIT.

CMOs
----

Interest income on collateral for CMOs was $3.5 million and $4.9 million with interest earned at effective yields of 7.0% and 7.5% for the quarters ended September 30, 1998 and 1997, respectively. This decrease of $1.4 million in interest earned was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $198.3 million from $262.1 million for the quarters ended September 30, 1998 and 1997, respectively. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs.

Interest Expense

Total interest expense for the quarters ended September 30, 1998 and 1997, was $103.0 million and $64.3 million, respectively. The increase in interest expense of $38.7 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $39.9 million, offset in part by a decline in interest expense on CMOs of $1.2 million.

Interest expense on repurchase agreements and other credit facilities used to finance residential loans held for sale and investment, revolving warehouse lines of credit, construction loans and mortgage securities totaled $98.1 million and $58.2 million for the quarters ended September 30, 1998 and 1997, respectively. This increase of $39.9 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding to $6.3 billion from $3.7 billion for the quarters ended September 30, 1998 and 1997, respectively. The effective interest rate on such borrowings was 6.2% for each of the quarters ended September 30, 1998 and September 30, 1997.

Interest expense on CMOs was $3.5 million and $4.8 million for the quarters ended September 30, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $174.9 million from $238.8 million for the quarters ended September 30, 1998 and 1997, respectively. The effective interest rate was 8.0% and 7.9% for the quarters ended September 30, 1998 and 1997, respectively.

Interest expense on senior unsecured notes totaled $1.4 million for each of the quarters ended September 30, 1998 and 1997. The weighted average interest rate of 9.2% and average outstanding balance of $59.9 million were also the same for each of the quarters ended September 30, 1998 and 1997.

Equity in Earnings of IndyMac Operating

For the quarter ended September 30, 1998 earnings for IndyMac Operating of $4.9 million, in which IndyMac REIT has a 99% economic interest, resulted principally from gain on sale of loans and securities of $38.7 million and servicing fee and other income of $3.0 million, offset by salaries, general and administrative expenses of $32.6 million, and income taxes of $3.6 million.

During the quarter ended September 30, 1997, earnings for IndyMac Operating of $7.6 million resulted principally from gains on sale of loans and securities of $22.7 million and servicing fee and other income of $3.9 million, offset by salaries, general and administrative expenses of $13.6 million and income taxes of $5.7 million. The increase in salaries, general and administrative expenses was primarily to support the Company's growth from the third quarter 1997.

Salaries, General and Administrative Expenses

IndyMac REIT's $1.3 million increase in salaries, general and administrative expenses for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, excluding the $76 million non-recurring charge, is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT, including CLCA, IndyMac CLD, and WLCA as well as the expense of putting in place certain administrative and accounting functions as part of IndyMac REIT's becoming self-managed.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Earnings

IndyMac REIT's net earnings were $107.5 million, or $1.57 basic and diluted earnings per share, based on 68,313,765 and 68,489,370 weighted average shares outstanding, respectively, for the nine months ended September 30, 1998, compared to a net loss of $(4.9) million, or $(0.09) basic loss per share and $(0.09) diluted loss per share, based on 54,390,590 and 54,922,877 weighted average shares outstanding, respectively, for the nine months ended September 30, 1997.

Excluding the $76 million non-recurring charge related to the buyout of IndyMac REIT's manager during 1997, net earnings increased by $36.4 million for the nine months ended September 30, 1998. The increase was the result of an increase in net interest income of $57.0 million, and a decrease in management fees to affiliate of $4.4 million, offset, in part, by an increase in the provision for loan losses, an increase in salaries, decreases in equity in earnings of IndyMac Operating and unrealized gain on securities of $8.8 million, $4.9 million, $4.8 million and $5.7 million, respectively.

Highlights for the Nine Months ended September 30, 1998 and 1997

                                                                         For the Nine Months Ended
                                                                    ---------------------------------------------
                                                                       September 30,              September 30,
(Dollars in thousands)                                                      1998                       1997      (1)
                                                                    -------------------       -------------------
Net interest income                                                            $141,823                  $ 84,781
Net earnings                                                                    107,519                    71,125
Return on average assets (annualized)                                              2.20%                     2.06%
Return on average common equity (annualized)                                      17.33%                    17.36%
Interest spread
          Yield on interest-earning assets                                         8.45%                     8.61%
          Cost of interest-bearing liabilities                                     6.32%                     6.42%
                                                                               --------                  --------
          Interest spread                                                          2.13%                     2.19%

(1) 1997 excludes $76 million non-recurring charge related to the acquisition of Countrywide Asset Management Corporation.

Interest Income

Total interest income was $421.6 million for the nine months ended September 30, 1998 and $253.1 million for the nine months ended September 30, 1997. The increase in interest income of $168.5 million was primarily the result of increases in interest earnings on the following: loans held for sale, $80.9 million; mortgage securities, $33.2 million; construction loans, $40.1 million; and revolving warehouse lines of credit, $20.3 million. These increases were partially offset by a reduction in the interest income related to loans held for investment of $7.5 million and collateral for CMOs of $3.7 million.

Loans held for sale
-------------------

Interest income on loans held for sale totaled $113.3 million and $49.6 million, resulting in effective yields of 8.1% and 8.6%, for the nine months ended September 30, 1998 and 1997, respectively. The average principal balance of such loans increased to $1.9 billion for the nine months ended September 30, 1998, from $767.4 million for the nine months ended September 30, 1997.

Interest income on manufactured housing loans held for sale totaled $11.8 million and $7.0 million, with interest earned at effective yields of 9.3% and 10.0%, for the nine months ended September 30, 1998 and 1997, respectively. The average principal balance of such loans increased to $170.2 million during the first nine months of 1998, from $94.4 million for the first nine months of 1997.

Interest income on home improvement loans held for sale totaled $12.5 million and $154 thousand at September 30, 1998 and 1997, respectively. In July 1997, the Company commenced its home improvement lending operations. By the third quarter of 1998 the average principal balance of this portfolio was $155.2 million.

Loans held for investment
-------------------------

Interest income on loans held for investment totaled $82.7 million and $90.2 million for the nine months ended September 30, 1998 and 1997, respectively. This decrease was the result of a decrease in the average amount of loans held for investment during the year of $105.6 million and a decrease in the average yield. The average principal balance of mortgage loans held for investment was $1.5 billion and $1.6 billion for the nine months ended September 30, 1998 and 1997, respectively, with interest earned at an effective yield of 7.3% and 7.7% for the nine months ended September 30, 1998 and 1997, respectively.

Other loans
-----------

Interest income on construction loans totaled $91.6 million and $51.6 million, with interest earned at an effective yield of 10.5% and 11.2% for the nine months ended September 30, 1998 and 1997, respectively. The average principal balance of construction loans outstanding increased to $1.2 billion during the first nine months of 1998 from $616.4 million during the first nine months of 1997.

Interest income on revolving warehouse lines of credit totaled $35.4 million and $15.1 million, with interest earned at effective yields of 9.2% and 8.9% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The average principal balance outstanding increased to $514.5 million from $226.5 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

Mortgage securities
-------------------

Interest income on mortgage securities totaled $49.1 million and $15.9 million, with interest earned at effective yields of 7.6% and 7.2% for the nine months ended September 30, 1998 and 1997, respectively. During the first nine months of 1998, the average principal balance increased to $866.7 million from $293.1 million during the first nine months of 1997.

CMOs
----

Interest income on collateral for CMOs was $11.8 million and $15.5 million for the nine months ended September 30, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $219.0 million from $272.3 million for the nine months ended September 30, 1998 and 1997, respectively. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO Portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings (GICs) until such amounts are used to repay CMOs. For the nine months ended September 30, 1998 and 1997 the CMO portfolio earned an effective yield of 7.2% and 7.6%, respectively.

Interest Expense

Total interest expense for the nine months ended September 30, 1998 and 1997 was $279.8 million and $168.4 million, respectively. This increase in interest expense of $111.4 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $114.5 million, offset in part by a decline in interest expense on CMOs of $3.1 million.

Interest expense on repurchase agreements and other credit facilities used to finance residential loans held for sale and investment, revolving warehouse lines of credit, construction loans and mortgage securities totaled $263.9 million and $149.4 million for the nine months ended September 30, 1998 and 1997, respectively. This increase of $114.5 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding to $5.7 billion from $3.2 billion for the nine months ended September 30, 1998 and 1997, respectively. The effective interest rate on such borrowings was 6.2% for both the nine months ended September 30, 1998 and 1997.

Interest expense on CMOs was $11.8 million and $14.9 million for the nine months ended September 30, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $195.2 million from $249.3 million for the nine months ended September 30, 1998 and 1997, respectively. The effective interest rate of CMOs was 8.1% and 8.0% for the nine months ended September 30, 1998 and 1997.

Interest expense on senior unsecured notes totaled $4.1 million for each of the nine months ended September 30, 1998 and 1997. The weighted average interest rate of 9.2% and average outstanding balance of $59.9 million were also the same for each of the nine months ended September 30, 1998 and 1997.

Equity in Earnings of IndyMac Operating

For the nine months ended September 30, 1998, earnings for IndyMac Operating of $9.8 million, in which IndyMac REIT has a 99% economic interest, resulted principally from gain on sale of loans and securities of $79.8 million and servicing fees and other income of $13.8 million, offset by salaries, general and administrative expenses of $77.7 million, and income taxes of $7.3 million.

During the nine months ended September 30, 1997, earnings for IndyMac Operating of $14.9 million resulted principally from net interest income of $3.2 million, gains on sale of loans and securities of $50.7 million and servicing fees and other income of $9.8 million, offset by salaries, general and administrative expenses of $37.1 million, management fee expense of $757 thousand and income taxes of $11.0 million. The increase in salaries, general and administrative expenses was primarily to support the Company's growth over the nine months ended September 30, 1997.

Salaries, General and Administrative Expenses

IndyMac REIT's $4.7 million increase in salaries, general and administrative expenses for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT, including CLCA, IndyMac CLD, and WLCA as well as the expense of putting in place certain administrative and accounting functions as part of IndyMac REIT's becoming self-managed.

Management Fees

For the nine months ended September 30, 1998, there were no management fees compared to $4.4 million for the nine months ended September 30, 1997. This decrease in the management fee was due to IndyMac REIT's acquisition of its manager on July 1, 1997. As a result, IndyMac REIT and IndyMac Operating became self-managed, and the management fee was eliminated.

LIQUIDITY AND CAPITAL RESOURCES

IndyMac's primary sources of funds include monthly principal and interest payments on its investment portfolio, short-term committed and uncommitted borrowings, proceeds from the sales of assets and issuance of REMIC and asset-backed securities, master servicing fees and other servicing-related revenues and proceeds from IndyMac's Dividend Reinvestment and Stock Purchase Plan ("DRIP"). IndyMac is substantially dependent for its financing requirements on external sources of funds, and as a result, IndyMac's liquidity and capital resources have been adversely impacted by the recent disruptions in the debt and equity markets. While IndyMac has procured significant contractually committed borrowings from its primary lenders, market disruptions have caused certain of IndyMac's lenders, particularly investment banks and repurchase lenders, to advise IndyMac informally of restrictions on the amounts, terms and operating conditions under which uncommitted borrowings will be made available. In addition, these disruptions have affected such lenders' perceptions of the market value of the assets that IndyMac has pledged to support its committed and uncommitted borrowings, which in turn has resulted in margin calls effectively reducing the amount of indebtedness that IndyMac is authorized to incur, thereby decreasing IndyMac's liquidity. At the same time, the recent drop in IndyMac's stock price has caused IndyMac to elect not to raise capital through its DRIP or secondary stock offerings, and the concurrent widening of spreads in the secondary market for mortgage loans has also reduced IndyMac's capacity to sell and securitize mortgage loans at previously prevailing economic terms.

In response to these developments, IndyMac has taken a number of steps to conserve its capital resources and restore liquidity to prudent levels. Among other actions, IndyMac has sold assets in order to reduce its leverage and borrowing requirements and to raise liquidity by recovering the equity utilized as part of the financing for such assets. IndyMac has also sought to manage each of its businesses in order to maximize its cash flows, including by substantially reducing amounts of mortgage securities and other retained interests held in connection with the securitization of mortgage loans, reducing the dollar value of servicing acquisitions, restricting the origination of construction loans and expediting the sale of real estate owned.

IndyMac believes that its relationships with, and committed and uncommitted borrowings from, its major lenders are secure at this time. Throughout this period, IndyMac has remained in compliance with all covenants and other material terms of its credit and debt agreements and is in good standing with all of its creditors and lenders. IndyMac also believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. However, IndyMac's liquidity and capital resources will continue to depend on factors such as cash flow from operations, margins on financial collateral required by lenders, mark-to-market calls and IndyMac's ability to raise funds in the capital markets. It is IndyMac's policy to maintain adequate capital and liquidity and to comply with all leverage and financial covenants set forth in IndyMac's credit agreements.

The Company's leverage ratio (liabilities to equity) was 6.9:1 at September 30, 1998 compared with 8.2:1 at June 30, 1998. The Company will attempt to achieve a continued reduction in its leverage ratio during the fourth quarter by restricting asset growth and emphasizing the sale of certain loans and securities.

IndyMac has entered into a repurchase facility with Merrill Lynch, Pierce, Fenner & Smith Inc. and certain of its affiliates, in an aggregate committed principal amount of $2.0 billion. The agreement is committed for a period of at least two years from the date of execution and currently permits IndyMac to finance its mortgage conduit, mortgage portfolio, warehouse lending, construction lending and manufactured housing lending assets and operations. The repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. IndyMac is permitted to borrow additional uncommitted amounts under this repurchase facility, and as of September 30, 1998, the total balance of outstanding loans from Merrill Lynch was $3.4 billion.

IndyMac has entered into a repurchase facility with PaineWebber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits IndyMac to finance its mortgage conduit, warehouse lending and mortgage portfolio assets and operations. Such repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. IndyMac is permitted to borrow additional uncommitted amounts under this repurchase facility and as of September 30, 1998, the total balance of outstanding loans from PaineWebber Real Estate Securities, Inc. was $949 million.

In May 1995, IndyMac entered into a two-year committed credit facility with a syndicate of nine commercial banks led by First Union National Bank. This facility primarily finances mortgage loans, construction loans, and servicing and master servicing assets. The interest rates under this credit facility are based, at IndyMac's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed. On February 25, 1998, IndyMac amended this facility, by among other things, increasing the available committed borrowings from $500 million to $900 million, expanding the types of collateral which can be financed thereunder and extending the term of the commitment to three years. As of September 30, 1998, the total balance of outstanding loans from this syndicate was $825 million.

In May 1998, IndyMac REIT entered into a $100 million revolving credit facility with Bank of America (formerly NationsBank) that permits IndyMac REIT to finance its portfolio of builder construction loans. In October 1998, this revolving credit facility was increased to $150 million. The interest rates under this credit facility are based, at IndyMac REIT's election, on LIBOR or the federal funds rate, plus an applicable margin. This loan is intended to constitute bridge financing pending final documentation of a $200 million commercial paper conduit facility secured by the same type of assets. As of September 30, 1998, the total balance of outstanding loans from Bank of America under this facility was $78 million.

In 1995, IndyMac entered into a repurchase facility with Nomura Asset Capital Corporation in an aggregate principal amount of $300 million. While such repurchase facility was committed for a two-year period from the date of execution, and extended on an interim basis for a period thereafter, the commitment has expired, and the remaining borrowings thereunder are presently uncommitted. This repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. As of September 30, 1998, the total balance of outstanding loans from Nomura Asset Capital Corporation was $456 million, and the assets financed are primarily mortgage loans and mortgage securities.

During the fourth quarter of 1995, IndyMac raised $59.6 million in connection with the private placement of senior notes with certain institutional lenders. These senior notes are unsecured, and the proceeds are utilized by IndyMac in connection with its working capital needs. The effective rate of interest on such senior notes is fixed at 9.2% for a period of seven years from the date of issuance. In 1995, the notes were rated "BBB-" by Duff & Phelps Credit Rating Co., and subsequently raised to "BBB" in 1997. At October 31, 1998, the notes were rated "BBB" by Duff & Phelps Credit Rating Co. At December 31, 1997, the notes were rated "BBB" by Fitch IBCA Inc., and "BB+" by Standard & Poor's Rating Services, Inc. At October 31, 1998, the notes were rated "BBB-" by both Fitch IBCA Inc. and Standard & Poor's Rating Services, Inc.

IndyMac has from time to time raised additional capital through public offerings, the most recent of which involved the issuance of IndyMac's common stock with net proceeds totaling $68.7 million in February, 1995. IndyMac also raises new equity capital primarily through the optional cash investment feature of its DRIP. During the third quarter of 1998, IndyMac raised $82 million in common equity through the optional cash investment feature of the DRIP. In light of the recent decline in IndyMac's stock price, the Company has not utilized the optional cash investment feature to raise significant amounts of capital in the month of October, and does not anticipate electing to do so in the fourth quarter of 1998. The Company will monitor the market with respect to utilizing the DRIP in future months.

IndyMac has filed a shelf registration statement with the Securities and Exchange Commission which became effective in January, 1998. Under the terms of the registration statement, IndyMac is permitted to offer a variety of debt and/or equity instruments in an aggregate amount of $500 million. IndyMac has not determined what debt or equity instruments it may offer pursuant to the shelf registration statement or, given the current market environment, when any such offerings may occur.

The REIT provisions of the Internal Revenue Code restrict IndyMac REIT's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio, conduit operations, commercial lending and other operations, by requiring IndyMac REIT to distribute to its shareholders substantially all of its taxable income from operations. Certain of IndyMac's material businesses, including its mortgage conduit, are known to require significant and continuing commitments of capital resources in order to enable their growth.

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

On September 8, 1998, the Company announced that Standard & Poor's Corporation upgraded the Company's senior unsecured credit ratings to "BBB-". On October 15, 1998, Fitch IBCA, in response to liquidity concerns and credit tightening for market-funded companies, lowered the Company's rating on its senior unsecured obligations from "BBB" to "BBB-", maintaining the Company's investment grade rating. Fitch affirmed the "A-" ratings for the Company's senior secured revolving credit facility. Both of the Fitch ratings remain on Rating Alert Negative.

The following table reflects IndyMac's committed and uncommitted borrowings by lender at September 30, 1998 and October 31, 1998:

(Dollars in thousands)


                                                               Committed Borrowings                  Uncommitted Borrowings
                                  Facility              --------------------------------      ------------------------------------
                                  Maturity                 September 30,    October 31,         September 30,        October 31,
     Lender                        Date                        1998             1998                 1998               1998
-----------------              --------------           ----------------   -------------      ----------------     ---------------
Primary Lenders
---------------
  Merrill Lynch, Pierce
    Fenner & Smith, Inc.             4/17/00               $2,000,000        $2,000,000             $1,449,025         $1,441,750
  Secured Bank Syndicate             2/25/01                  824,638           873,668                      -                  -
  PaineWebber Real
    Estate Securities, Inc.          6/14/00                  500,000           500,000                449,251            127,131
  BankAmerica Corporation  (1)      11/16/98                   78,000           150,000                      -                  -
                                                           ----------        ----------             ----------         ----------
                                                            3,402,638         3,523,668              1,898,276          1,568,881
                                                           ----------        ----------             ----------         ----------
Secondary Lenders
-----------------
  Nomura Asset Capital Corporation                                  -                 -                455,550            209,690
  Greenwich Capital Market, Inc.                                    -                 -                 85,154             33,630
  Credit Suisse First Boston Corp.                                  -                 -                 80,541             28,104
  Donaldson, Lufkin & Jenrette
     Securities Corporation                                         -                 -                 44,241                  -
  FreddieMac                                                        -                 -                 18,914                  -
  Lehman Brothers, Inc.                                             -                 -                 12,938             12,497
  Bear Stearns & Co., Inc.                                          -                 -                 11,749                  -
  Custodial Trust Company                                           -                 -                  4,692              3,792
  Morgan Stanley Dean Witter & Co.                                  -                 -                  2,107                895
                                                           ----------        ----------             ----------         ----------
                                                                    -                 -                715,886            288,608
                                                           ----------        ----------             ----------         ----------

Unsecured Lenders
-----------------
  Senior Notes             (2)                                 59,994            60,006                      -                  -
                                                           ----------        ----------             ----------         ----------
      TOTAL                                                $3,462,632        $3,584,168             $2,614,162         $1,857,489
                                                           ==========        ==========             ==========         ==========

(1) Financing facility is a bridge loan which is expected to roll into a secured 1 year committed financing facility with BankAmerica Corporation during November 1998.

(2) Average remaining life of senior notes is 3 years. Amounts represent outstanding principal balance of senior notes.

SUBSEQUENT EVENTS

The Company has significantly adjusted its operating strategies in light of market events since September 30, 1998. Sudden and unexpected changes in the debt, equity, credit and securitization markets, including the much-discussed "flight to quality" on the part of investors away from non-U.S. Government debt caused in turn the well-publicized difficulties experienced by certain highly-leveraged hedge funds, the consequent restrictions on credit imposed by lenders, and the bankruptcy filing by a leading commercial mortgage real estate investment trust, among other things. These events, in turn, have had an adverse impact on the Company as a market-funded entity, despite the fact that the Company operates at what management considers to be relatively low leverage and holds primarily residential mortgage assets. In particular, the Company has incurred significant margin calls and limits on uncommitted borrowings from its lenders, has experienced the diminished acceptance in the secondary markets affecting all private label mortgage-backed securities to varying degrees, and due to the decline in the Company's stock price, has elected not to raise equity capital in substantial amounts under the optional cash investment feature of its DRIP.

In light of these developments, the Company has taken a number of steps since September 30, 1998 to prudently conserve its capital and manage its businesses. In order to raise liquidity and reduce its leverage and borrowing needs, the Company has sold various mortgage-related assets, including senior and subordinated mortgage securities, whole mortgage loans and certain servicing rights. As a result, the Company's total assets have declined from $7.4 billion as of September 30, 1998 to approximately $6.7 billion as of October 31, 1998, and the Company's debt-to-equity ratio has similarly declined from 6.9:1 to 6.2:1 as of the same respective dates. Management expects that, by the end of the fourth quarter of 1998, the Company's assets should further decline by approximately $1 billion and leverage should be further reduced. Management experts that, by the end of the fourth quarter of 1998, the Company's assets should further decline by approximately $1.0 billion to $1.5 billion and the debt-to-equity ratio should be further reduced below 5.0:1. The Company has also reviewed each of its business activities with a view toward seeking to maximize its cash flows, and has among other things limited premium prices paid for loans, narrowed underwriting criteria and restricted customer eligibility standards. In connection with this review, the Company has determined that certain of its current business activities, including manufactured housing lending and possibly home improvement lending, may have long-term capital and/or financing requirements that may be more difficult to support in the future, and the Company is currently exploring strategic alternatives with respect to its manufactured housing lending business. In addition, the contraction of the Company's balance sheet and lending activities has necessarily required IndyMac to take commensurate action with respect to its employee base, which was reduced by approximately 19% on November 6, 1998. In this connection, the Company accepted with regret the resignation of D. Tad Lowrey, who had joined the Company approximately six weeks before that day as Chief Operating Officer.

Under its adjusted operating strategy, management currently expects that the Company's core businesses -- third party lending, LoanWorks' direct-to-consumer lending, warehouse lending and tract and consumer construction lending -- should continue to be profitable in 1999, albeit at lower levels than in 1998. The principal factors which lead management to believe at this time that operating income from core business activities may be lower in 1999 would include widening spreads and higher returns demanded by purchasers of mortgaged-backed securities and whole loans due to a perceived increase in risk, potential higher relative financing costs for loans held by the Company for sale, the Company's need to sell loans on a whole loan basis rather than securitize such loans in order to improve cash flows, the Company's intent to operate at lower levels of leverage, and reduction in interest and fee income as a result of the Company's decision to restrict the origination of certain construction and commercial loans on an interim basis.

The Company's sale of certain assets in order to raise liquidity and reduce leverage and uncommitted borrowings has caused the Company to incur realized losses on a portion of the sold assets and, from October 1, 1998 through November 13, 1998 such losses amounted to approximately $14.5 million, net of taxes. Management believes it is likely that additional realized losses may be incurred prior to the end of the fourth quarter of 1998, due to planned asset sales and in the event that further asset sales are required. In addition, as a result of the current volatile nature of the financial markets, management believes it is likely that the Company could incur unrealized losses due to mark-to-market valuation adjustments on its mortgage securities portfolio as of December 31, 1998, although the amount of any such unrealized loss cannot be determined at present and will depend on a variety of factors, including changes in applicable interest rates, applicable mortgage prepayment speeds and other valuation assumptions. In the aggregate, management anticipates at this time that the combination of operating profits in the Company's core businesses, realized losses from the sale of assets into disrupted markets, and potential unrealized losses on mortgage securities due to valuation changes, are likely to cause the Company to incur an overall loss for the fourth quarter of 1998. Management currently expects, however, that based upon current market conditions, the amount of any such loss will not result in the violation by the Company of any financial covenants under the Company's various credit and debt agreements. Management further believes that the Company will continue in 1999 to be a well-capitalized and profitable enterprise, with fewer competitors in its core businesses.

On October 15, 1998, the Board of Directors of IndyMac REIT declared a cash dividend of $0.38 per share payable on December 4, 1998 to shareholders of record on October 26, 1998. Although the Company has historically paid out 100% of its net income in the form of a cash dividend, the Board of Directors believes that the current dividend is more prudent in light of current market conditions and the Company's efforts to conserve liquidity. Management believes that current dividend will enable the Company to comply with REIT distribution rules, and provide a reasonable rate of return to shareholders.

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

However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment. For example, IndyMac has been required by market conditions to raise prices and reduce its purchase and origination volumes or mortgage loans in its conduit business, and as a result, the "macro-hedge" strategy of seeking to replace prepayment losses on assets held for investment with gains on new production volumes may not operate consistent with prior periods.

In addition, cash flow considerations have required IndyMac to utilize different strategies with respect to hedging certain assets and/or production pipelines, including utilizing options as opposed to futures contracts and principal-only mortgage securities. These revised hedging strategies may or may not be as effective as past strategies.

Financial assets of IndyMac that tend to increase in value as interest rates increase, and decline in value as interest rates decrease, would include interest-only securities. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore, results in higher implicit yields. As of September 30, 1998, IndyMac REIT and IndyMac Operating on a combined basis held $417 million of interest-only securities. Of the $417 million aggregate amount, $306 million of such assets are classified as trading securities in accordance with the requirements of SFAS No. 115, since they were acquired in connection with the securitization of loans held for sale by IndyMac Operating. IndyMac is required to mark the trading component of its mortgage securities portfolio to fair value. It is likely that, based on market conditions in effect as of the relevant valuation date, IndyMac will be required to record an unrealized loss which could be material relative to the book values of such assets as of the fourth quarter 1998.

Financial instruments of IndyMac that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, would include REMIC senior securities, fixed rate subordinated securities, adjustable rate agency securities, principal-only securities, US Treasury bonds and inverse-floater securities. Similar to the interest-only securities, the principal-only and inverse-floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return. If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only and inverse-floater security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and inverse-floater security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by IndyMac and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable increases in market interest rates. As of September 30, 1998, IndyMac held $1.6 billion of REMIC senior securities, fixed and adjustable rate subordinated securities, adjustable rate agency securities, principal-only securities, US Treasury bonds, interest-only, residuals and inverse-floater securities. Of the $1.6 billion aggregate amount, $738 million of such securities are classified as trading securities.

In addition to the inherent risks in seeking to manage fluctuations in the value of certain assets due to interest rate changes, there may be timing differences in the recognition of the offsetting effects of gains and losses which are attributable to specific instruments, depending upon whether a security is classified as trading or available for sale. The unrealized holding gains and losses on trading securities are recognized in earnings of the period for IndyMac. By comparison, the unrealized holding gains and losses of securities available for sale are excluded from earnings of IndyMac and included as a separate component of accumulated other comprehensive income. Therefore, to the extent that IndyMac is required under GAAP to classify certain securities as trading, such identification and the resulting accounting could cause additional volatility in IndyMac's reported earnings in periods where interest rates or market values fluctuate.

IndyMac is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage or manufactured housing loans, thus decreasing the volume of loans available to be purchased through IndyMac's conduit operations, or financed through IndyMac's construction and warehouse lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher adjusted mortgage payments.

IndyMac's liquidity position and net interest income could also be adversely impacted by significant interest rate fluctuations. Each of IndyMac's collateralized borrowing facilities described above in Liquidity and Capital Resources permits the lender or lenders thereunder to require IndyMac to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In the event of such a decrease in collateral values, IndyMac is required to provide additional funds and/or pledge additional assets to maintain financing for its holdings that have not been financed to maturity through the issuance of CMOs or other longer-term debt securities. As described in Subsequent Events, the current volatile situation in the capital markets, particularly with regard to interest-only securities and servicing assets, has resulted in margin calls based on values taken from disrupted markets, which have been offset only partially by IndyMac's hedging position and asset/liability management strategies based on economic models. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect IndyMac's "spread income" on such assets and thus reduce IndyMac's earnings. This phenomenon has also occurred in the current prevailing market environment.

YEAR 2000

Summary

IndyMac is in the process of conducting a comprehensive review of its computer systems to determine the impact of the Year 2000 issue. The Year 2000 issue relates to the effects of potential date sensitive calculation errors by computers whose programs may not properly recognize the year 2000. The Company's Year 2000 strategy is to identify all systems which internally and externally impact its business and determine Year 2000 compliance. Internal impact relates to the Company's internally developed programs and vendor purchased software programs which are operated in-house by the Company.
External impact refers to embedded technology equipment and systems, vendors which supply the Company with goods and services (including data processing service bureaus), and business partners. The goals of the Company related to Year 2000 are to determine its state of readiness, identify risks and develop contingency plans to mitigate those risks and to identify costs associated with Year 2000 issues. The Company is using external consultants to assist the Company's Year 2000 staff in identifying Year 2000 risks, addressing these risks and developing contingency plans.

State of Readiness and Identification of Risks

In determining the Company's state of readiness, its internally developed and vendor purchased systems are in the process of being tested to determine Year 2000 compliance. Testing is scheduled to be completed by the first quarter of 1999, at which time a risk assessment will be performed. An inventory of embedded technology equipment and systems is being compiled in order to ensure that all components are Year 2000 compliant. Embedded technology equipment and systems include equipment, machinery or building infrastructure that are controlled, monitored or operated by embedded computer devices. No scheduled internal systems projects have been deferred by the Company due to Year 2000 issues.

The Company has inventoried its external vendors, business partners and data processing service bureaus. Those that have been determined to provide critical goods and services have been sent compliance surveys and certification requests related to the systems which they utilize in their business that could impact the Company. Responses to these compliance surveys and certification requests are currently being compiled with results and a risk assessment scheduled to be completed in the first quarter of 1999.

Risks and Contingency Plans

The Company has currently identified two material potential risks relating to its Year 2000 issues. The first risk is that the Company's primary lenders, depository institutions and collateral custodians do not become Year 2000 compliant before year end 1999, which could materially impact the Company's ability to access funds and collateral necessary to operate its various businesses. The second risk is that the external servicing system on which the Company and close to half of its business partners rely to service mortgage loans does not become Year 2000 compliant before year end 1999, which could materially impact the Company's servicing operations and the servicing operations of those business partners that are servicing mortgage loans held by the Company.

As indicated above, the Company is currently assessing the risks relating to these and other Year 2000 risks, and has received some assurances that the computer systems of its lenders, depository institutions, collateral custodians and servicing system vendor will be Year 2000 compliant by year end 1999. Additionally, the Company is in the process of developing contingency plans which will include identifying alternative processing platforms for all non-Year 2000 compliant internal systems and alternative sources for services and products provided by critical non-Year 2000 compliant financial institutions, vendors and business partners. However, there can be no assurance that the Company's lenders, depository institutions, custodians, vendors and business partners will timely resolve their own Year 2000 compliance issues or that any failure by these other parties to resolve such issues would not have an adverse effect on the Company's operations and financial condition.

Costs Related to Year 2000

The costs incurred by the Company through September 30, 1998 related to Year 2000 issues have been immaterial to its earnings. The Company anticipates that Year 2000 expenses through December 31, 1999 will approximate between $1.0 million and $1.5 million.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including general economic conditions, the success of the Company in lowering its leverage and enhancing its liquidity, the availability of funds from the Company's lenders to fund future mortgage loan originations and other risk factors outlined in the reports that IndyMac REIT files with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits
         --------

         10.1 Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and S. Blair Abernathy.

         10.2 Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and Carmella Grahn.

         10.3 Second Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and Michael Perry.

         10.4 Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and Kathleen Rezzo.

         10.5 Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and Richard H. Wohl.

         27    Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

          None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 16, 1998 for the nine months ended September 30, 1998.



                                INDYMAC MORTGAGE HOLDINGS, INC.


                            By: /s/ Michael W. Perry
                                -------------------------------------
                                Michael W. Perry
                                President



                            By: /s/ Carmella Grahn
                                -------------------------------------
                                Carmella Grahn
                                Executive Vice President and
                                Chief Financial Officer