Form 10-K405
period 1998-12-31
INDYMAC MORTGAGE HOLDINGS INC
filed 1999-03-26
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   _________
                                   FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

     Commission file number:  1-8972

                        INDYMAC MORTGAGE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                              95-3983415
      (State or other jurisdiction               (I.R.S. Employer
            of incorporation)                   Identification No.)

  155 North Lake Avenue, Pasadena, California                   91101-7211
   (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code: (800) 669-2300

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
     Title of each class                      on which registered
     -------------------                     --------------------
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

     As of March 12, 1999 there were 79,104,392 shares of IndyMac Mortgage Holdings, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $855,316,239. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 1999 Annual Meeting---Part III

                        INDYMAC MORTGAGE HOLDINGS, INC.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----

                                     PART I
ITEM     1.   BUSINESS..................................................................   3

ITEM     2.   PROPERTIES................................................................  17

ITEM     3.   LEGAL PROCEEDINGS.........................................................  17

ITEM     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................  17

                                    PART II

ITEM     5.   MARKET FOR THE  COMPANY'S STOCK
                AND RELATED SECURITY HOLDER MATTERS.....................................  17

ITEM     6.   SELECTED FINANCIAL DATA...................................................  19

ITEM     7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................................  20

ITEM     7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................  33

ITEM     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................  34

ITEM     9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................  34

                                    PART III

ITEM     10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................  34

ITEM     11.  EXECUTIVE COMPENSATION....................................................  34

ITEM     12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................................  34

ITEM     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................  34

                                    PART IV

ITEM     14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K...................................................  35

                                    PART I
                                    ------
ITEM 1.   BUSINESS/1/
---------------------

General
-------

IndyMac Mortgage Holdings, Inc. ("IndyMac REIT"), was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on
March 6, 1987.   References to "IndyMac REIT" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and IndyMac, Inc. ("IndyMac Operating") and its subsidiaries, which are not consolidated with IndyMac REIT for financial reporting or tax purposes. All of the outstanding voting common stock and 1% of the economic interest of IndyMac Operating is owned by Countrywide Home Loans, Inc. ("CHL"), which is a subsidiary of Countrywide Credit Industries, Inc. ("CCR"). All of the outstanding non-voting preferred stock and 99% of the economic interest of IndyMac Operating is owned by IndyMac REIT. Accordingly, IndyMac Operating is accounted for under a method similar to the equity method because IndyMac REIT has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. IndyMac REIT has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, IndyMac REIT will not, with certain limited exceptions, be taxed at the corporate level on the net income distributed to IndyMac REIT's shareholders.

The Company conducts a diversified mortgage lending business, including the origination and purchase of and investment in conforming, non-conforming and jumbo residential loans, subprime loans, manufactured housing loans, home improvement loans, mortgage-backed securities and other mortgage-related assets. The Company conducts certain consumer lending activities, including its third party lending activities ("IndyMac TPL"), through IndyMac Operating, which is not a qualified REIT subsidiary of IndyMac REIT and which is subject to applicable federal and state income taxes. See "Certain Federal Income Tax Considerations." The Company's consumer lending operations also include (1) IndyMac Construction Lending Division ("IndyMac CLD"), which facilitates the purchase of a variety of residential construction, land and lot loans through IndyMac Operating's third party lending customers, (2) IndyMac Manufactured Housing Division ("IndyMac MHD"), which facilitates the direct origination or purchase of consumer loans and mortgage loans secured by manufactured housing,
(3) IndyMac Home Improvement Division ("IndyMac HID"), which facilitates the direct origination or purchase of home improvement loans, (4) LoanWorks, which facilitates the direct origination of a variety of residential loans, and (5) LoanWorks Servicing, which performs servicing for mortgage loans acquired by the Company on a servicing-released basis or originated by the Company through LoanWorks. The Company also conducts commercial lending activities, which include (1) Construction Lending Corporation of America ("CLCA"), which offers a variety of construction, land and lot loan programs for builders and developers, and (2) Warehouse Lending Corporation of America ("WLCA"), which provides various types of short-term revolving financing to small-to-medium size mortgage originators and offers builder inventory lines of credit.

-------------------
/1/ Except for the historical information contained in this Form 10-K, certain items herein, including without limitation, certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and 7A of this Form 10-K ("MD&A") are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and if no date is provided, then such statements speak only as of the date of this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for consumer loans, mortgage loans, construction loans and commercial term loans, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the availability of funds from the Company's lenders and other sources of financing to support the Company's lending activities; (3) the direction of interest rates and the relationship between interest rates and the cost of funds; (4) federal and state regulation of the Company's consumer lending and commercial lending operations and federal regulation of the Company's real estate investment trust status; (5) the actions undertaken by both current and potential new competitors; and (6) other risks and uncertainties detailed in this Form 10-K, including the MD&A.

IndyMac Operating was established in 1993 as a nationwide, third-party lender and securitizer of residential prime and, to a lesser extent, subprime mortgage loans. Prior to 1993, IndyMac REIT was primarily a passive investor in single-family, first-lien, residential mortgage loans and mortgage-backed securities financed by collateralized mortgage obligations (the "CMO Portfolio").

Consumer Lending Operations
---------------------------

Third Party Lending

Operations. IndyMac TPL is comprised of conforming, non-conforming and jumbo mortgage and consumer loans. With respect to third party lending operations, the Company acts as an intermediary between (i) the third party originators of
(x) mortgage loans that qualify for purchase by or inclusion in loan guarantee programs sponsored by the government and government sponsored entities ("GSEs") (i.e., Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac")) ("conforming mortgage loans") and (y) mortgage loans that do not qualify for purchase or inclusion in loan guarantee programs sponsored by the GSEs ("non-conforming mortgage loans"), and (ii) permanent investors in whole loans or mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. The Company also originates conforming and non-conforming mortgage loans through its LoanWorks division. See "LoanWorks" below. All loans originated or purchased by IndyMac REIT for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT, pursuant to the terms of the Master Forward Commitment and Services Agreement between IndyMac REIT and IndyMac Operating, which was originally entered into in 1993. The Company's third party lending operations consist of the purchase and securitization or whole loan sale of mortgage loans secured by first and subordinate liens on single (one-to-four units) family residential properties and manufactured homes that are originated in accordance with the Company's underwriting guidelines. The Company and its third party lending customers ("sellers") negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. The Company, through LoanWorks Servicing, services those loans which it has purchased on a servicing-released basis and which it originates through LoanWorks. See "LoanWorks Servicing" below. The Company's principal sources of income from its third party lending operations are gains recognized on the sale of mortgage loans and securities, master and primary servicing revenue, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization or sale.

Marketing Strategy. IndyMac TPL operations are designed to attract both large and small sellers of mortgage and consumer loans by offering a variety of products, pricing, loan underwriting and funding methods designed to be responsive to such sellers' needs, although during 1998, the Company continued to focus on the smaller seller market where the Company believes purchase margins may be higher. In this regard, the Company continued its extensive table funding effort during 1998. Through this method of funding, the Company provides the funds for the closing of mortgage loans that are arranged by smaller sellers. Although the Company generally assumes more regulatory risk with respect to the mortgage loans funded in this manner, the Company has established controls which seek to ensure the loans comply with regulatory requirements and meet the Company's credit guidelines. During 1998, the Company also continued its focus on the smaller seller market through the development of its electronic mortgage information and transaction system. See "Risk-Based Pricing" below.

The Company expects to continue to introduce niche loan products from time to time, which may give the Company temporary competitive advantages. The Company's products include fixed-rate and adjustable-rate mortgage loans, loans to foreign nationals, reduced documentation loans, non-owner occupied loans, subprime credit quality loans and consumer and mortgage loans secured by manufactured housing and home improvement loans. In response to the perceived needs of non-conforming mortgage loan sellers, the Company's marketing strategy seeks to offer competitive pricing, response time efficiencies in the purchase process, direct and frequent contact through a trained sales force and flexible commitment programs. In addition, through IndyMac CLD, the Company offers combined construction-to-permanent mortgage loans, home improvement loans and residential lot loans.

The Company's third party lending sales and marketing staff, as well as certain of its operations areas, are established to pursue business on a servicing-released or servicing-retained basis and to market products effectively to mortgage bankers, mortgage brokers and other mortgage lenders of all sizes. However, the Company is continuing its focus on the smaller seller market, and beginning in the second half of 1998, the Company began to emphasize the purchase of loans on a servicing-released basis because the secondary market for these loans became stronger than the secondary market for servicing-retained loans. The third party lending sales force cross-sells products for all of the Company's business lines.

The Company has two principal underwriting methods designed to be responsive to the needs of mortgage loan sellers. Under the Company's first underwriting method, which is used by a majority of the Company's customers, sellers submit mortgage loans that are underwritten by the Company in accordance with its guidelines prior to purchase. The second method established by the Company is a delegated underwriting program which is similar in concept to the delegated underwriting programs established by Fannie Mae, Freddie Mac and GNMA. Under this program, mortgage loans are underwritten in accordance with the Company's guidelines by the seller and purchased, in reliance on the seller's representations and warranties, on the basis of the seller's financial strength, historical loan quality and other qualifications. Eligibility requirements for the delegated underwriting program vary based upon the net worth of a seller. The delegated underwriting program enables sellers to deliver loans to the Company without time delay imposed by the Company's underwriters. A sample of loans submitted by each seller pursuant to the delegated underwriting program is subsequently reviewed by the Company in accordance with its quality control guidelines. See "Quality Control" below. Because of the Company's increased focus on smaller net worth sellers, fewer customers are eligible for or utilizing the delegated underwriting programs.

Risk-Based Pricing. During 1998, the Company continued the development of its risk-based pricing systems to enable the Company to more accurately estimate expected credit loss and interest rate (or prepayment) risk so that the Company can acquire loans at prices that more accurately reflect these risks. Risk-based pricing is based on a number of borrower and loan characteristics, including, among other loan variables, credit score, occupancy, documentation type, purpose and loan-to-value ratio, and prepayment assumptions based on an analysis of interest rates.

Currently, the Company's primary use of risk-based pricing is through e-MITS/2/ (electronic Mortgage Information and Transaction System). The Company's e-MITS system is an automated loan submission, underwriting and risk-based pricing system that allows mortgage loan sellers to conduct business with the Company electronically via the Internet at the Company's "www.e-MITS.com" website. The e-MITS system provides sellers with the ability to obtain an underwriting decision and risk-based pricing, based in part on standard industry loan loss data, for any borrower or property. The e-MITS system also provides sellers a
streamlined documentation process for certain qualified borrowers.   During
1998, the Company funded approximately $600 million of prime and subprime loans through e-MITS.

The Company intends to continue to refine its risk-based pricing models as it captures more historical data, and also intends to incorporate risk-based pricing in all of its various lending operations to better enable the Company to acquire all loans at prices that more accurately reflect risk. However, because the Company's risk-based pricing models, including the risk-based pricing models utilized in e-MITS, are based on standard industry loan loss data supplemented by the Company's limited historical loan loss data and proprietary logic developed by the Company, and the models cannot predict the effect of financial market and other economic performance factors, there are no assurances that the Company's risk-based pricing models are a complete and accurate reflection of the risks associated with the Company's loan products.

Mortgage Loans Acquired. Substantially all of the mortgage loans purchased through the Company's third party lending operations are non-conforming mortgage loans. Currently, the maximum principal balance for a conforming loan is
$240 thousand. Loans that exceed such maximum principal balance are referred to as "jumbo loans." The Company generally purchases jumbo loans with original principal balances of up to $3 million. The Company's loan purchase activities focus on those regions of the country where higher volumes of mortgage loans are originated, including California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Nevada, New Jersey, New York, Oregon, Texas, Utah,
------------------
/2/ Registered in U.S. Patent and Trademark office.

Washington and Washington, D.C. The Company's highest concentration of mortgage loans relates to properties in California because of the generally higher property values and mortgage loan balances prevalent there. Mortgage loans secured by California properties accounted for approximately 48% of the mortgage loans purchased by the Company in 1998.

Mortgage loans acquired by the Company are secured by primarily first liens on single (one-to-four) family residential properties and manufactured homes with either fixed or adjustable interest rates. Fixed-rate mortgage loans accounted for approximately 93% of the mortgage loans purchased by the Company in 1998 compared to 81% for 1997. The number of adjustable rate mortgage ("ARM") loans purchased by the Company has decreased from 19% of all mortgage loans purchased in 1997 to 7% of 1998 mortgage loan purchases.

Seller Eligibility Requirements. The mortgage loans acquired through the Company's third party lending operations are originated by various sellers, including savings and loan associations, banks, mortgage bankers, mortgage brokers and other mortgage lenders. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by the Company before they are eligible to participate in the Company's mortgage loan purchase programs and must submit to periodic reviews by the Company to ensure continued compliance with these requirements. The Company requires that sellers that perform mortgage loan servicing for the Company and participate in the Company's delegated underwriting program, have a minimum level of tangible net worth, be approved as a Fannie Mae or Freddie Mac seller/servicer in good standing, be approved as a U.S. Department of Housing and Urban Development ("HUD") approved mortgagee in good standing, or be a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") or comparable federal or state agency and is supervised and examined by a federal or state authority. In addition, sellers are required to have comprehensive loan origination quality control procedures. Sellers generally enter into an agreement that provides for recourse by the Company against such seller under various circumstances, including in the event of any material breach of a representation or warranty made by the seller with respect to mortgage loans sold to the Company, any fraud or misrepresentation during the mortgage loan origination or acquisition process or upon early payment default on such loans.

Servicing Retention. Certain sellers of mortgage loans to the Company have contracted with the Company to retain the rights to service the mortgage loans purchased by the Company, (See "LoanWorks Servicing" below for description of the Company's servicing operations). The servicer is required to perform these servicing functions pursuant to standards set forth in the Company's guidelines. The servicer receives fees generally ranging from 1/4% to 1/2% per annum on the declining unpaid principal balances of the loans serviced. If a seller/servicer breaches certain of its representations and warranties made to the Company, the Company may terminate the servicing rights of such seller/servicer and sell or assign such servicing rights to another servicer, including LoanWorks Servicing. Under certain circumstances not involving the servicers' default, servicers have the option to request the Company to purchase such servicing rights at a price based on a current market valuation. Through LoanWorks Servicing, the Company services those loans for which it has acquired the servicing rights. See "LoanWorks Servicing" below.

Master Servicing. The Company acts as master servicer with respect to substantially all of the mortgage loans it sells pursuant to securitizations. Master servicing includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees to trustees. In addition, as master servicer, the Company monitors the servicer's compliance with the Company's servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. The master servicer may permit or require the servicer to contract with approved subservicers to perform some or all of the servicer's servicing duties, but the servicer is not thereby released from its servicing obligations.

In connection with REMIC securitizations, the Company master services on a non-recourse basis. Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is generally limited to those assets and any credit enhancement features, such as insurance. As a general rule, any losses in excess of the accompanying credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized or sold, the securities or sales are non-recourse to the Company. In most cases, the Company has recourse to the sellers of loans for any such breaches, although there can be no assurance that the seller will be able to honor its obligations.

Master Commitments. From time to time, the Company may establish mortgage loan purchase commitments ("Master Commitments") with sellers that, subject to certain conditions, entitle the seller to sell and the Company to purchase a specified dollar amount of mortgage loans over a period generally ranging from three months to one year. The terms of each Master Commitment specify whether a seller may sell loans to the Company on a mandatory or best efforts basis, or a combination thereof. Master Commitments do not obligate the Company to purchase loans at a specific price but rather provide the seller with a future outlet for the sale of its originated loans based on the Company's quoted prices at the time of rate lock, reduced by, with respect to certain loan products, a negotiated price break. Master Commitments specify the types of mortgage loans the seller is entitled to sell to the Company and generally range from $5 million to $500 million in aggregate committed principal amount. The Master Commitment also specifies whether the seller will retain or release to the Company the right to service delivered mortgage loans.

Bulk and Other Rate-Locks. The Company also acquires mortgage loans from sellers that are not purchased pursuant to Master Commitments. These purchases may be made on a bulk or individual rate-lock basis. Bulk rate-locks obligate the seller to sell and the Company to purchase a specific group of loans, generally ranging from $1 million to $50 million in aggregate committed principal amount, at set prices on specific dates. Bulk rate-locks enable the Company to acquire substantial quantities of loans on a more immediate basis. The specific pricing, delivery and program requirements of these purchases are determined by negotiation between the parties but are generally in accordance with the provisions of the Company's Seller Guide. Due to the active presence of investment banks and other substantial investors in this area, purchasing loans under bulk pricing is extremely competitive. Loans are also purchased from individual sellers (typically smaller originators of mortgage loans) that do not wish to sell loans pursuant to either a Master Commitment or bulk rate-lock. The terms of these individual purchases are based primarily on the Company's Seller Guide or the e-MITS User Guide and standard pricing provisions, and are offered on a mandatory or best efforts basis.

Following the issuance of specific rate-locks related to loans held for sale, IndyMac Operating is subject to the risk of interest rate fluctuations with respect to the contractual rate of interest on such loans, and will enter into hedging transactions to diminish such risk. See "Loan Sale and Securitization Process" below. The nature and quantity of hedging transactions will be determined by management based on various factors, including market conditions, cash flow considerations, the expected or contracted volume of mortgage loan purchases and the product types or coupon rates to be purchased. In addition, the Company will not engage in any financial futures transaction unless the Company would be exempt from the registration requirements of the Commodity Exchange Act or otherwise complies with the provisions thereof.

Purchase/Underwriting Guidelines. The Company has developed comprehensive purchase guidelines for its acquisition of loans. Subject to certain exceptions, each loan purchased must conform to the Company's loan eligibility requirements specified in the Company's Seller Guide or the e-MITS User Guide with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, income ratios, sources of funds, appraisal and loan documentation. The Company also performs a legal documentation review prior to the purchase of any loan and where the seller is not authorized to participate in one of the Company's delegated programs, the Company performs a full credit review and analysis to ensure compliance with its loan eligibility requirements. Generally, the latter review includes, among other things, an analysis of the underlying property and associated appraisal and an examination of the credit, employment and income history of the borrower. For loans purchased pursuant to the Company's delegated underwriting program, the Company relies on the credit review performed by the seller and the Company's own follow-up quality control procedures. See discussion of the Company's underwriting methods under "Marketing Strategy" above. For loans purchased through e-MITS, the Company generally relies on e-MITS for all credit related analyses. See discussion of e-MITS under "Risk-Based Pricing" above.

Quality Control. Ongoing quality control reviews are conducted by the Company to ensure that the loans purchased meet the Company's quality standards. The type and extent of the quality control review is based primarily on the risk characteristics of the loans. Additionally, the Company will review a higher percentage of loans sold by sellers with higher overall loan delinquency levels. The Company conducts a full post-purchase underwriting review of the first twenty-five loans purchased during the first month of a seller's participation in the delegated underwriting program to monitor ongoing compliance with the Company's guidelines. A higher percentage of mortgage loans with certain specified characteristics are reviewed by the Company following purchase, including, among other characteristics, loans in excess of $650 thousand in principal amount, loans purchased from sellers with comparatively high delinquency rates, and all loans that are delinquent for 60 or more days. In performing a quality control review on a loan, the Company analyzes the underlying property and associated appraisal and examines the credit, employment and income history of the borrower. In addition, all documents submitted in connection with the loan, including all insurance policies, appraisals and credit records, and the closing statement, sales contract and escrow instructions are examined for compliance with the Company's underwriting guidelines. Furthermore, as a part of the standard fraud review conducted by the Company, the Company reverifies, on a sample basis, the employment, income and source of funds documentation of the borrower and obtains a new credit report. Independent appraisals are obtained as a part of the Company's quality control reviews as deemed appropriate.

Manufactured Housing Division

IndyMac MHD was established in December 1995 and consists of the origination, purchase, sale and servicing of loans to consumers who are purchasing or refinancing a new or used manufactured home. This division solicits business through the established manufactured housing retailer network, brokers, IndyMac MHD's direct-to-consumer LoanTown operations, and the Company's third party sellers. The Manufactured Housing Division's headquarters are located in San Diego, CA and it operates three regional offices in Atlanta, GA, Vancouver, WA and Carmel, IN. The division also operates one LoanTown office in Milwaukie, OR and plans to open an additional LoanTown office in Spokane, WA in the second quarter of 1999.

During the fourth quarter of 1998, the Company conducted a strategic review of its IndyMac MHD operations to determine whether it would continue such operations given the long-term capital and/or financing requirements for the business. The Company determined that with increased emphasis on niches such as land-home products and refinance products, implementation of risk-based pricing and continued efforts to obtain committed financing and less capital-intensive outlets for IndyMac MHD's products, the Company would continue such operations. However, there can be no assurance that cost effective committed financing or less capital-intensive outlets for these products will be available or that the other strategies will produce profitable results for the Company. In addition, while the Company faces competition in every one of its business lines, the manufactured housing business is particularly prone to competition risk because this industry is substantially dominated by two firms, which to date, have funded more than 40% of the production in this market.

Home Improvement Division

IndyMac HID, which began operations in May 1997, provides consumer financing products to home improvement dealers, specialty brokers, specialty correspondents and the Company's third party sellers. IndyMac HID offers both home improvement and home improvement with debt consolidation products that are secured by liens on improved residential real property. IndyMac HID's primary facility is located in Atlanta, GA. A second sales and origination location is maintained in Pasadena, CA.

Due to the nature of the home improvement loan business generally, the Company's IndyMac HID business involves a number of risks, including credit and regulatory risk. To mitigate certain of these risks, the Company has adopted a policy to discontinue the origination and purchase of high-rate, high fee loans/3/. However, the Company continues to hold previously purchased high-rate, high fee loans in its

-------------------
/3/ In general, a high-rate, high fee loan under The Home Ownership and Equity Protection Act of 1994 is a loan secured by the borrower's principal dwelling that is not a purchase loan, a reverse-mortgage loan, or an open-ended line of credit, where the rate on the loan is at least ten points higher than the yield on Treasury securities with a comparable maturity or where the total points and fees paid by the borrower exceed the greater of $441 or eight percent of the total loan amount.

portfolio. Additionally, the Company plans to develop a risk-based pricing system for the IndyMac HID business and is continuing to explore various financing alternatives for this business.

Construction Lending Division

IndyMac CLD provides financing and administers the related construction draws for the purchase of combined construction-to-permanent mortgage loans, home improvement loans, and residential lot loans. These loans are originated by or sourced through the Company's third party sellers. Under these programs, all loans are prior-approved and underwritten to the Company's standard guidelines for borrower qualifications, as well as other detailed criteria. Criteria for the permanent portion of the construction loans are similar to those applied by the Company to loans purchased through its third party lending operations. In general, the maximum construction-to-permanent mortgage loan size is $3 million.

The primary risks associated with IndyMac CLD's business include risks directly related to the construction effort, such as cost overruns, borrower credit risk and project completion risk and interest rate increase risk. The Company has addressed these risks by requiring a fully funded interest reserve, charging significant fees to extend the construction phase of the loan, and reserving the right to renegotiate the interest rate for the permanent phase of the loan if the borrower requests an extension for the construction phase of the loan. However, there can be no assurance that the foregoing factors will fully mitigate the risks associated with IndyMac CLD's business.

LoanWorks

LoanWorks, which offers a variety of residential mortgage loans directly to consumers, including conforming conventional mortgage loans, and prime and subprime non-conforming mortgage loans, began operations in January 1997. LoanWorks' operations are centralized in a telemarketing and processing center located in Irvine, CA and LoanWorks' primary marketing tools are media advertising in Southern California and internet advertising through its proprietary website "www.Loanworks.com" and relationships with other websites. Through its telemarketing operations, LoanWorks loan consultants counsel consumers with respect to the loan application process, process loan applications and render lending decisions, providing for a streamlined loan application process.

During 1998, LoanWorks began originating loans utilizing e-MITS and plans to continue to implement e-MITS throughout its origination operations. In addition to expanding its telemarketing and internet marketing efforts, LoanWorks also plans to expand into direct mail and affinity relationship marketing. The Company plans to continue its emphasis on LoanWorks' retail origination business. However, the Company's ability to continue to grow LoanWorks' retail origination business will depend on its ability to compete with larger, more well-known retail loan origination operations, the success of its various marketing efforts, including its internet marketing efforts, and the Company's ability to sell LoanWorks' originations through whole loan sales or REMIC securitizations through its third party lending business. See "Third Party Lending" above and "Loan Sale and Securitization Process" below. There can be no assurance that the Company's objectives relating to its retail loan origination efforts will be achieved.

LoanWorks Servicing

In March 1998, the Company acquired certain assets used in the servicing of residential mortgages from First of America Bank, N.A., a subsidiary of National City Corporation, for essentially the cost of the fixed assets. The acquisition added approximately 125 employees to the Company and two office locations, Kalamazoo, Michigan and Bloomington, Illinois. The latter office was closed in March 1999. This acquisition permits the Company to engage in the mortgage loan servicing business. Servicing mortgage loans includes collecting and remitting loan payments, responding to customers' inquiries, making advances when required, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and hazard insurance, making physical inspections of the mortgaged property, as necessary, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. LoanWorks Servicing currently services approximately $10.5 billion of prime, subprime and home improvement mortgage loans.

Loan Sale and Securitization Process

General. The Company primarily uses repurchase agreements, bank borrowings, unsecured debt and equity to finance the initial acquisition of mortgage loans from sellers. When a sufficient volume of loans with similar characteristics has been accumulated, generally $100 million to $500 million in principal amount, such loans are securitized through the issuance of mortgage-backed securities in the form of REMICs or CMOs or resold in bulk whole loan sales.
The length of time between when the Company purchases a mortgage loan and when it sells or securitizes such mortgage loan generally ranges from ten to 90 days, depending on certain factors, the loan volume by product type, market fluctuations in the prices of mortgage-backed securities and variations in the securitization process. With respect to subprime, manufactured housing and home improvement loans, this holding period generally will be longer, due to an overall smaller market combined with the shorter period of time the Company has been operating these programs.

The Company is subject to various risks due to potential interest rate fluctuations during the period of time after the Company commits to purchase a mortgage loan at a pre-determined price until such mortgage loan is committed for sale. The Company has attempted to mitigate such risks through the implementation of hedging policies and procedures. In accordance with its hedging policies and procedures, the Company seeks to utilize financial instruments whose price sensitivity has historically had very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates. With respect to the Company's portfolio of jumbo and non-conforming fixed-rate loans, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a Fannie Mae or Freddie Mac security of comparable maturity and weighted average interest rate. However, the Company's private-label mortgage securities typically trade at a discount (or "spread") compared to the corresponding Fannie Mae or Freddie Mac securities, due to the implied government guarantees of certain Fannie Mae or Freddie Mac obligations. Accordingly, while the Company's hedging strategy may mitigate the impact that changes in interest rates would have on the price of agency mortgage securities (and therefore to some extent on the price of the Company's private-label mortgage securities), such strategy does not protect the Company against the effects of a widening (as occurred during the fourth quarter of 1998) or narrowing in the pricing spread between agency mortgage securities and the Company's private-label mortgage securities. Therefore, any significant widening or narrowing of the spread commanded by agency mortgage securities compared to the Company's private-label mortgage securities could have a negative or positive effect on the financial performance of the Company, regardless of the efficiency of the Company's execution of its hedging strategy. (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

The Company's decision to form REMICs or CMOs or to sell whole loans in bulk is influenced by a variety of factors, including the price at which such securities or whole loans can be sold. The market disruptions of the fourth quarter of 1998 had a negative effect on the pricing the Company could obtain through loan securitizations, so the Company began to emphasize the sale of loans through whole loan sales. Depending on market conditions, this trend could continue. The Company has also begun to expand its issuance of Fannie Mae and Freddie Mac MBS securities that are backed by loans originated or purchased by the Company. In these transactions, the Company retains the related servicing rights.

REMIC transactions are generally accounted for as sales of the mortgage loans and may eliminate or minimize any long-term investment by the Company in such loans, depending on the extent to which the Company decides to retain an interest. REMIC securities typically consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the loans over the amounts required to be distributed to the regular interests. As a result, in some cases the capital originally invested in the loans by the Company may be redeployed in the third party lending operations. Since 1993, the Company has been issuing its REMIC securities utilizing a shelf registration statement established by CWMBS, Inc., a wholly owned limited purpose finance subsidiary of CCR. Neither CWMBS, Inc. nor CCR derives any financial benefit from such issuances, other than recoupment of a portion of the allocable costs of establishing and maintaining the shelf registration. Beginning in 1998, the Company began issuing subprime mortgage REMIC securities utilizing a shelf registration statement established by IndyMac ABS, Inc., a wholly owned limited purpose finance subsidiary of IndyMac Operating. The Company intends to utilize the IndyMac ABS, Inc. shelf registration for the issuance of REMIC securities backed by subprime mortgage, manufactured housing and home improvement loans.

As an alternative to REMIC sales, the Company may issue CMOs to finance mortgage loans to maturity. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company. The Company earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO financing. The net interest spread will be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent CMO classes have variable rates of interest, may be affected by changes in short-term interest rates. The Company is required to retain a residual interest in its issued CMOs. The Company may issue CMOs from time to time based on the Company's current and future investment needs, market conditions and other factors. CMOs, however, do not offer the Company the structuring flexibility of REMICs and are expected to be a secondary method of financing the Company's mortgage loans.

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

Retention of Mortgage-Backed Securities and Other Investments. In connection with the issuance of mortgage-backed or asset-backed securities in the form of REMICs, the Company may retain securities on a short-term or long-term basis. Any such retained interest may include "principal-only" or "interest-only" securities, residual securities, mortgage servicing rights, or other interest rate or prepayment-sensitive securities or investments. The Company has assumed a certain degree of credit risk and interest rate risk in relation to its portfolio of mortgage securities. See "Credit Risk" and "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Effect of Interest Rate Changes" below.

The primary risk associated with interest-only securities and mortgage servicing rights is that they will lose a substantial portion of their value as a result of rapid prepayments occasioned by declining interest rates. It is also possible that under certain high prepayment scenarios, the Company would not recoup its initial investment in interest-only securities or mortgage servicing rights. Investments in interest-only securities and mortgage servicing rights have values which tend to move inversely to the values of the retained subordinated and principal-only securities as interest rates change. For example, as interest rates decline, prepayments would tend to increase and the value of the Company's mortgage servicing rights and interest-only securities would tend to decrease. By contrast, in a declining interest rate environment, the value of the Company's portfolio of subordinated securities and principal-only securities would tend to increase because the rise in prepayments would tend to accelerate return of the Company's investment in the principal portion of the underlying loans. The Company seeks to manage the effects of rising and falling interest rates through investing in financial instruments with contrasting sensitivities to interest rates; however, there can be no assurance that this strategy will succeed under any particular interest rate scenario.
See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Effect of Interest Rate Changes".

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

Commercial Lending Operations
-----------------------------

Construction Lending

The Company's construction lending group, CLCA, offers residential construction loan programs for builders and developers, and income property construction and term loan programs.

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

Under CLCA's income property loan program, the Company provides financing for the construction of multi-family, manufactured home community, anchored retail and light industrial properties, although other types of projects are financed from time to time. The Company also provides financing for the acquisition or refinance of multi-family properties. As of December 31, 1998, the average income property construction loan size was $5.5 million and the average income property multi-family term loan was $550 thousand. The specific terms of any income property loan, including the principal amount thereof and the applicable interest rate and fees, are based upon, among other things, the location of the project or the property, the value of the land and the financial strength, historical performance and other qualifications of the borrower.

During the fourth quarter 1998, CLCA's production exceeded the Company's committed construction lending financing, and, as a result, the Company was forced to discontinue CLCA's production temporarily during the fourth quarter 1998. The Company has secured additional financing for its subdivision construction lending business and resumed lending through CLCA in late January 1999. The Company is continuing to explore various financing alternatives for CLCA's business.

The primary risks associated with CLCA's operations are project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, product liability for materials used in construction and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include interest rate risk, affordability risk, product design risk and risks posed by competing projects. CLCA attempts to mitigate some of these risks through the management and credit committee review process; however, there can be no assurance that this review process will fully mitigate the foregoing risks. In the Company's experience, absorption rates of new single family homes has been good in markets served by CLCA. However, it is unclear whether the economic cycle in certain geographical markets has peaked, which may have an impact on new loan generation or timely payoff of existing CLCA loans. The Company has implemented geographic concentration limits for CLCA, which should serve to mitigate some of the effects of a slowing in the economic cycles in some areas.


Warehouse Lending

The Company's warehouse lending group, WLCA, engages in secured warehouse lending operations for small-size and medium-size mortgage originators. WLCA also offers builder inventory lines of credit. The

Company's traditional warehouse lending facilities typically provide short-term revolving financing to mortgage companies to finance the origination of mortgage loans during the time between the closing of such loans and their sale to investors. Loans financed by WLCA through its traditional warehouse lending activities represent a broader line of mortgage products than those currently purchased by the Company. Presently all of such loan products purchased by the Company are eligible for financing by WLCA under the financing agreements used by WLCA to fund its operations.

Under its Traditional program, WLCA offers credit facilities up to a maximum amount of $20 million to otherwise qualified mortgage originators with a minimum audited tangible net worth of $100 thousand and subject to a maximum debt-to-net-worth ratio of 22 to 1. Under its Advantage Line programs, WLCA offers credit facilities up to a maximum amount of $2 million to otherwise qualified mortgage originators with no net worth requirement. Under its Builder Inventory program, WLCA offers lines of credit up to a maximum amount of $2 million to homebuilders that are current customers of CLCA to temporarily finance inventories of completed residential homes in subdivisions originally financed by CLCA. Under this program, builders generally must have a minimum tangible net worth of $5 million, with a maximum leverage ratio (total liabilities to tangible net worth) of 6 to 1. The specific terms of any warehouse line of credit, including the maximum credit limit, are determined based upon the financial strength, historical performance and other qualifications of the mortgage originator. All lines of credit under the Traditional program and the Builder Inventory program are subject to the prior approval of a credit committee comprised of senior officers of IndyMac REIT. All lines of credit under the Advantage Line programs are approved by WLCA's internal credit group. The Company finances these WLCA programs through a combination of repurchase agreements, equity and other borrowings.

One of the primary risks associated with WLCA's operations is the risk that a mortgage company borrower fails to sell a loan that is financed by a WLCA line of credit and is unable to otherwise remove the loan from the WLCA line of credit. Under these circumstances, WLCA would have the option to assume the loan from the mortgage company borrower and subsequently sell the loan; however, WLCA would also be assuming any credit risk associated with such loan up to its sale. To mitigate this risk, the contractual terms of all WLCA lines of credit provide for full recourse to the mortgage company borrowers for the outstanding balance under the lines of credit. Additionally, under the Traditional program, WLCA receives personal guarantees from the principals of each mortgage company borrower, and under the Advantage Line programs, each loan financed by a WLCA line of credit is prior approved by the ultimate investor before funds are advanced. Another risk associated with WLCA's operations is fraud risk, which includes the risk that a loan financed by a WLCA line of credit is fraudulently originated by the mortgage company borrower or is a sham transaction. To mitigate fraud risk, the Company requires that mortgage company borrowers carry fidelity insurance and only transfers funds to approved closing agents who are required to execute closing protection letters to ensure that the funds are not misdirected by the mortgage company borrower. However, there can be no assurances that these mitigating factors will adequately protect the Company against fraud risk.

In line with the Company's continued focus on the smaller seller market, the Company plans to expand its Advantage Line programs, which are targeted to smaller loan originators and do not have minimum net worth requirements. These smaller loan originators tend to have limited loan funding experience, at least initially, and require more extensive training and monitoring by WLCA personnel. Additionally, these smaller loan originators have fewer financial resources to remove unsalable loans from their WLCA lines of credit; however, as indicated above, this latter risk is substantially mitigated by the requirement that all Advantage Line loans be approved by the ultimate investor prior to funding. Notwithstanding WLCA's focus on smaller loan originator borrowers, there can be no assurance that WLCA's efforts in this regard will be successful.


Credit Risk
-----------

The Company has assumed a certain degree of credit risk in connection with its investments in certain mortgage securities and loans held for investment, as well as in connection with its third party lending, construction lending and warehouse lending operations. The Company evaluates and monitors its exposure to credit losses and has established an allowance for anticipated credit losses based upon estimated inherent losses on the loans, general economic conditions and trends in portfolio volume. The Company likewise has assumed a certain degree of credit risk in connection with its investment in non-investment grade securities. Such securities are recorded net of a discount which represents primarily the estimated credit losses associated with such securities as perceived by the market.

As of December 31, 1998, the Company had accumulated $51.3 million in the allowance for loan losses associated with the loans owned by both IndyMac REIT and IndyMac Operating. Net charge-offs on such loans from inception to date totaled $23.5 million, including $18.7 million on prime and subprime mortgage loans, $1.2 million on consumer and commercial construction, $1.4 million on home improvement loans, $2.0 million on manufactured home loans and $0.2 million on warehouse lines of credit. In addition, the Company suspends the accrual of income on loans 90 days or greater past due where full collectibility is in doubt.

The Company has invested in interest-only securities, principal-only securities, inverse-floater securities and other mortgage-backed securities, which include investment grade securities (i.e., rated BBB or higher) and non-investment grade securities (i.e., rated lower than BBB). As of December 31, 1998, investment grade securities comprised 92.6% of the Company's mortgage-backed securities portfolio. In general, non-investment grade securities bear all losses prior to the related investment grade securities and, therefore, the Company has credit risk with respect to the non-investment grade securities in its mortgage-backed securities portfolio. However, the Company's non-investment grade securities portfolio was recorded at a discount of $36.6 million to such securities' face value. This discount primarily reflects estimates of future expected credit losses on approximately $3.0 billion of single-family mortgage loans which underlie the non-investment grade securities.

In addition to the creation of the allowance for loan losses, the Company has established risk management and/or credit committees to further manage the Company's exposure to credit losses in its various business operations. A central risk management committee reviews the prime, subprime and other products the Company offers through its IndyMac TPL and LoanWorks divisions, the authority limits of the Company's third party lending customers and personnel, and such customers' performance, and implements changes that seek to balance the Company's credit risk with the Company's production and profitability goals for its IndyMac TPL and LoanWorks divisions. The Company deploys a risk-based pricing approach in its IndyMac TPL and LoanWorks divisions in an effort to price products based in part on the credit risks associated with each product. Central risk management also oversees the risk management efforts of the Company's other divisions. Additionally, the Company's CLCA and WLCA divisions have established credit committees to review the terms of loans made by these divisions.

While management cannot offer any assurance as to the extent to which the Company will incur credit losses and any related effects on earnings, controls are in place in an effort to reduce exposure in this area. In addition, there is no assurance that discounts applied to non-investment grade securities or allowances or reserves for credit losses, will accurately reflect the actual credit losses incurred by the Company related to these investments.

Financing Sources
-----------------

The Company uses proceeds from the sale of REMIC securities and CMOs, repurchase agreements, other borrowings and issuance of common stock and unsecured debt to meet its working capital needs. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital and credit markets.

Federal Income Tax Considerations
---------------------------------

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

In 1998, the Clinton Administration announced Fiscal Year 1999 Budget Proposals that would have affected REIT's non-voting stock subsidiaries, which were never included in the 1999 budget legislation. On February 1, 1999, the Clinton Administraion again announced a budget proposal for the Fiscal Year 2000 budget that addressed REIT's non-voting stock subsidiaries, which the Company believes is more favorable than the 1999 budget proposal. Because this proposal is unclear in a few key areas, it could impact the Company's structure positively or negatively, depending upon the ultimate text of the proposal. No prediction can be made as to whether such a proposal will be introduced as a bill, or, if it were so introduced, whether it would be enacted.

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

Excess Inclusion Income. A portion of IndyMac REIT's assets may be in the form of CMO residual interests. Part or all of the income derived by IndyMac REIT from a residual interest of a CMO issued or invested in by IndyMac REIT after December 31, 1991, may be "excess inclusion" income, as defined in the Code. Such excess inclusion income generally is subject to federal income tax in all events. If IndyMac REIT pays any dividends to its shareholders that are attributable to excess inclusion income, the shareholders who receive such dividends generally will be subject to the same tax consequences that would apply if they derived excess inclusion income from a direct investment in a REMIC residual interest. Excess inclusion income allocable to a shareholder may not be offset by current deductions or net operating losses otherwise allowable as deductions to such shareholder. Moreover, such excess inclusion income constitutes unrelated business taxable income for tax-exempt entities (including employee benefit plans). In addition, IndyMac REIT would be subject to tax on the portion of excess inclusion income that would be allocable to a "disqualified organization" holding IndyMac REIT shares. IndyMac REIT's bylaws provide that disqualified organizations are ineligible to hold IndyMac REIT shares. Of the 1998 dividends paid by IndyMac REIT, less than one half of 1% were attributable to excess inclusion income.

Competition
-----------

In its third party lending operations, the Company competes with established third party lending programs, investment banking firms, banks, savings and loan associations, GSEs, mortgage bankers and other lenders and entities purchasing mortgage assets. Mortgage-backed securities issued through the Company's third party lending operations face competition from other investment opportunities available to prospective investors.

The GSEs have made and will continue to make significant technological and economic advances to broaden their customer bases. There has been much debate and discussion in Congress and in the news media as to the proper role of these agencies. If the GSEs contract or expand, there may be a positive or negative impact on the Company's third party lending operations. The Company seeks to address these competitive pressures by making a strong effort to maximize its use of technology, by diversifying into other lines of business that are less impacted by GSEs and by operating in a more cost-effective manner compared to its competitors, but there can be no assurance that these efforts will succeed.

Effective January 1, 1998, Fannie Mae and Freddie Mac are not permitted to purchase mortgage loans with original principal balances above $240 thousand. This dollar limitation has increased twice during the past two years. If this dollar limitation continues to increase, Fannie Mae and Freddie Mac may be able to purchase a greater percentage of the loans in the secondary market than they currently acquire, and the Company's ability to maintain or increase its current loan acquisition levels could be adversely affected.

WLCA, CLCA and IndyMac CLD face competition from banks and other financial institutions. Many of these institutions have significantly greater financial resources and a lower cost of funds than the Company. The Company seeks to compete with these institutions through an emphasis on quality of service and diversified products.

IndyMac MHD's primary competition is from banks and other financial institutions, independent finance companies and captive manufactured housing
finance companies.   IndyMac HID's primary competition is from diversified
mortgage banking companies, banks and other financial institutions, credit card companies, financial services affiliates of dealers and independent financial services companies. LoanWorks' and LoanWorks Servicing's primary competition is from banks and other financial institutions and mortgage companies. The Company seeks to compete with these various finance and mortgage companies and financial institutions through an emphasis on quality of service, diversified products and maximum use of technology.


Relationships with Countrywide Entities
---------------------------------------

IndyMac REIT and CCR are each publicly traded companies whose shares of common stock are listed on the New York Stock Exchange. CCR directly or indirectly owns approximately 5.8% of the common stock of IndyMac REIT. CHL, a wholly owned subsidiary of CCR, owns all of the outstanding voting common stock and 1% of the economic interest of IndyMac Operating. In addition, two directors and officers of IndyMac REIT and two directors of IndyMac Operating also serve as directors and/or officers of CCR and/or CHL. See "Part III, Item 13. Certain Relationships and Related Transactions." IndyMac REIT owns all of the outstanding non-voting preferred stock and a 99% economic interest in IndyMac Operating. Prior to July 1, 1997, Countrywide Asset Management Corporation, a wholly owned subsidiary of CCR ("CAMC"), managed IndyMac REIT.

On July 1, 1997, IndyMac REIT and CCR completed a transaction whereby IndyMac REIT acquired all of the outstanding stock of its manager, CAMC, from CCR in exchange for 3,440,860 new shares of common stock of IndyMac REIT. The transaction was approved in January 1997 by a special committee consisting of the independent directors of IndyMac REIT, by the full Board of Directors of IndyMac REIT, and by the full Board of Directors of CCR. The transaction was then approved by the IndyMac REIT shareholders at their Annual Meeting held on June 24, 1997. Following consummation of the transaction, CAMC was merged into IndyMac REIT ("Merger"), and IndyMac REIT became self-managed. See "Part III,
Item 13. Certain Relationships and Related Transactions."

Employees

Beginning on July 1, 1997 in connection with the Merger, the former employees of CAMC that conducted the operations of the Company became employees of either IndyMac REIT or IndyMac Operating. As of December 31, 1998, IndyMac REIT had 206 employees and IndyMac Operating had 866 employees.

ITEM 2.  PROPERTIES
-------------------

The primary executive and administrative offices of the Company and its subsidiaries are located at 155 North Lake Avenue, Pasadena, California, and consist of approximately 140,000 square feet. The principal lease relating to such space expires in 2010. IndyMac Operating also maintains 7,500 square feet of office space in Mount Laurel, NJ, and the primary lease associated with this space expires in 2002. IndyMac MHD occupies space located in San Diego, CA, as well as Atlanta, GA, Vancouver, WA, Milwaukie, OR, and Carmel, IN. These locations consist of approximately 38,160 square feet, and the primary lease, located in San Diego, CA, expires in 2001. IndyMac MHD closed its Raleigh, NC and Houston, TX offices during 1998, consisting of approximately 8,500 square feet. IndyMac HID occupies space in Atlanta, GA, consisting of approximately 10,340 square feet. IndyMac HID closed its Houston, TX office in February 1999, consisting of approximately 6,000 square feet. The principal lease relating to such space expires in 1999. LoanWorks occupies space in Irvine, CA, consisting of approximately 46,000 square feet. The principal lease related to such space expires in 2004. LoanWorks Servicing occupies space in Kalamazoo, MI, consisting of 29,000 square feet. The principal lease related to such space expires in 2003. LoanWorks Servicing closed its Bloomington, IL office in March 1999, consisting of approximately 4,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II





ITEM 5. MARKET FOR INDYMAC REIT'S STOCK AND RELATED SECURITY HOLDER MATTERS
---------------------------------------------------------------------------

IndyMac Mortgage Holdings, Inc.'s ("IndyMac REIT") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NDE."

The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for common stock for the years ended December 31, 1998 and 1997 and cash dividends declared for earnings of the period as indicated.


                                      1998                     1997              Dividends Declared
                               High ($)  Low ($)       High ($)    Low ($)      1998          1997
                               --------  -------       --------    -------      ----          ----
First Quarter                  27 3/16    23             23 5/8      19 3/8      0.50          0.42
Second Quarter                 26  1/8    21 1/2         24          19 3/8      0.53          0.43
Third Quarter                  24         17 3/8         25 1/2      22 7/16     0.38          0.46
Fourth Quarter                 20 1/4      7 3/8         26 1/8      21          0.38          0.48

As of March 12, 1999, 79,104,392 shares of IndyMac REIT's common stock were held by 4,545 shareholders of record.

Pursuant to IndyMac REIT's Dividend Reinvestment and Stock Purchase Plan ("DRIP"), shareholders can reinvest their cash dividends in additional shares of IndyMac REIT's common stock at 99 percent (subject to change) of the average high and low market prices on the investment date, as defined in the DRIP.

Shareholders may also purchase additional shares of IndyMac REIT's common stock through the cash investment option of the DRIP at the average high and low market prices for the 12 days preceding the investment date, as defined in the DRIP.

Investors not yet participating in the DRIP, as well as brokers and custodians who hold IndyMac REIT common stock for clients, can get a Prospectus relating to the DRIP by contacting IndyMac REIT's transfer agent as follows: The Bank of New York, Dividend Reinvestment Department, P.O. Box 1958, Newark, NJ 07101, telephone (800) 524-4458.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------


(Dollars in thousands, except per share data)
                                                                                      Years Ended December 31,
                                                                -----------------------------------------------------------------
                                                                   1998          1997         1996          1995          1994
                                                                -----------   ----------   -----------   -----------   ----------
Operating Results for the Year
   Interest income                                              $  528,825    $  360,901   $  242,303    $  180,465    $   92,119
   Interest expense                                                355,359       242,372      159,365       131,910        66,700
                                                                ----------    ----------   ----------    ----------    ----------
       Net interest income                                         173,466       118,529       82,938        48,555        25,419

   Provision for loan losses                                        35,892        18,622       12,991         4,037           500
   Equity in earnings (loss) of IndyMac
      Operating                                                    (58,232)       18,414       19,533        13,801         5,624
   Net gain (loss) on mortgage loans and securities                (19,088)          997         (906)         (591)            -
   Other income                                                      2,822         7,318        3,376         2,018           885
                                                                ----------    ----------   ----------    ----------    ----------
       Net revenues                                                 63,076       126,636       91,950        59,746        31,428

   Salaries, general and administrative                             29,286        21,935       14,202         4,213         2,402
   Management fees to affiliate                                          -         4,406        8,761         5,522         1,195
   Non-recurring charges                                                 -        76,000            -             -             -
                                                                ----------    ----------   ----------    ----------    ----------
       Total expenses                                               29,286       102,341       22,963         9,735         3,597
                                                                ----------    ----------   ----------    ----------    ----------
   Net earnings                                                 $   33,790    $   24,295   $   68,987    $   50,011    $   27,831
                                                                ==========    ==========   ==========    ==========    ==========
Per Share Data
   Basic                                                            $ 0.48        $ 0.43       $ 1.51        $ 1.25        $ 0.86
   Diluted                                                            0.48          0.43         1.50          1.25          0.86

   Dividends declared per share                                     $ 1.79        $ 1.79       $ 1.52        $ 1.25        $ 0.87
   Book value per share at December 31                               10.85         11.11         9.53          8.55          7.99

Average Common Shares
   Basic                                                            69,983        56,125       45,644        39,903        32,184
   Diluted                                                          70,093        56,454       45,806        39,941        32,327

Shares Outstanding at December 31                                   75,794        63,352       50,200        42,414        32,281

Balance Sheet Data at December 31
   Loans held for sale, net                                     $1,555,656    $1,458,271   $  657,208    $  409,584    $  608,240
   Loans held for investment, net                                  668,523     1,831,047    1,236,713     1,424,583       899,672
   Other loans, net                                              1,891,149     1,459,264      711,578       320,028        75,961
   Mortgage securities                                             235,032       558,445      231,780       124,975       121,441
   Collateral for Collateralized Mortgage Obligations              162,726       245,474      289,054       184,111       233,690
   Total assets                                                  4,851,152     5,849,110    3,356,059     2,643,360     1,999,541
   Short-term borrowings                                         3,785,549     4,826,656    2,531,509     2,037,834     1,534,189
   Collateralized mortgage obligations                             140,810       221,154      264,080       164,760       202,259
   Senior unsecured notes                                           60,031        59,888       59,759        59,649             -
   Shareholders' equity                                            822,103       703,894      478,424       362,731       257,917

See "Management's Discussion and Analysis of Financial Condition - General" for a discussion of IndyMac REIT's acquisition of its manager, and see Note A to the Consolidated Financial Statements of both IndyMac REIT and IndyMac Operating for a discussion of recent accounting pronouncements.

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

In its third party lending business, the Company acts as an intermediary between the originators of mortgage loans and permanent investors in mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company purchases "conforming", "jumbo" and other "non-conforming" mortgage loans from mortgage originators, and also purchases to a much lesser extent subprime mortgage loans (i.e., "A- through D paper" mortgages). The Company and its sellers negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. All loans purchased by IndyMac REIT, for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated, are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac Operating does not purchase any loans from entities other than IndyMac REIT. Additionally, the Company's third party lending operations include the purchase or origination, securitization and sale of consumer or mortgage loans for manufactured housing and home improvements.

The Company's principal sources of income from its third party lending operations are gains recognized on the sale or securitization of mortgage and consumer loans, the net spread between interest earned on mortgage and consumer loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and primary and master servicing fee income.

In addition to its third party lending operations, the Company earns net interest income and fee income through its construction, manufactured housing, home improvement and warehouse lending operations, as well as net interest income on its investment portfolio of mortgage and manufactured housing loans and mortgage securities. Construction Lending Corporation of America ("CLCA") provides builder custom home, model home, construction-to-permanent, lot loan, income property financing, acquisition, development and construction, on a nationwide basis to builders and developers, while IndyMac Construction Lending Division ("IndyMac CLD") facilitates the purchase of a variety of residential construction, land and lot loans through third party customers. IndyMac Manufactured Housing Division ("IndyMac MHD") consists of the origination, purchase, sale and servicing of loans to consumers who are purchasing or refinancing a new or used manufactured home. IndyMac Home Improvement Division ("IndyMac HID") consists of the origination, purchase, sale and servicing of consumer home improvement and debt consolidation services by liens on improved real estate. LoanWorks, the Company's consumer direct lending division, originates a variety of residential loans, and LoanWorks Servicing performs servicing for mortgage loans acquired by the Company on a servicing-released basis or originated by the Company through LoanWorks. Warehouse Lending Corporation of America ("WLCA"), provides financing to small-to-medium-size mortgage originators for the origination and sale of mortgage loans and to small-to-medium-size builders to finance remaining inventory after a construction loan from CLCA has been repaid.

From its incorporation in 1985 until June 30, 1997, the Company was managed by Countrywide Asset Management Corporation ("CAMC"), a wholly owned subsidiary of Countrywide Credit Industries, Inc. ("CCR"). On July 1, 1997, IndyMac REIT and CCR completed a transaction whereby IndyMac REIT acquired all of the outstanding stock of CAMC from CCR in exchange for 3,440,860 new shares of common stock of IndyMac REIT. The transaction was approved in January 1997 by a Special Committee consisting of the independent directors of IndyMac REIT, by the full Board of Directors of IndyMac REIT, and by the full Board of Directors of CCR. The transaction was then approved by IndyMac REIT's shareholders at their Annual Meeting held on June 24, 1997. Following consummation of the transaction, CAMC was merged into IndyMac REIT, and IndyMac REIT became self-managed.

IndyMac REIT accounted for this merger as the settlement of a management contract for book purposes, which resulted in a non-recurring charge for IndyMac REIT of $76.0 million during the third quarter of 1997. This charge did not materially affect total shareholders' equity as $72.0 million represents a reduction in retained earnings offset by a corresponding increase in common stock and additional paid-in-capital. For tax purposes, the transaction represents a tax-free exchange of shares with CCR, and the transaction did not have a material effect on IndyMac REIT's taxable income. Accordingly, the amount of the dividend and the tax status of IndyMac REIT's dividends were not materially affected by the charge since the charge was taken for book purposes only, not for tax purposes. For the year ended December 31, 1997, IndyMac REIT had net earnings, prior to inclusion of the non-recurring charge, of $100.3 million, and basic and diluted earnings per share of $1.79 and $1.77, respectively.

As a result of implementing Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS 131"), IndyMac REIT defined three reportable operating segments. The first segment is the Mortgage Banking segment which includes third party lending operations, LoanWorks, IndyMac MHD, and IndyMac HID operations. The second segment is the Investment segment which includes loans held for investment and mortgage securities. The third segment is the Lending segment which includes construction lending operations and warehouse lines of credit operations.

FINANCIAL CONDITION

Overview of Third Party Lending Operations: During 1998, IndyMac REIT purchased $11.8 billion of non-conforming mortgage loans, including $972.0 million of subprime mortgage loans, an increase of $5.8 billion from the $6.0 billion in non-conforming mortgage loans purchased during 1997. In addition, the Company purchased $433.7 million of manufactured housing loans and $220.4 million of home improvement loans, compared to $320.0 million and $82.0 million, respectively, during 1997. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. In general, the Company, through IndyMac Operating, sells the loans in the form of REMIC securities or whole loan sales or, alternatively, IndyMac REIT invests in the loans on a long-term basis using financing provided by Collateralized Mortgage Obligations ("CMOs") or repurchase agreements and other credit facilities. During 1998, IndyMac Operating sold $9.3 billion of mortgage loans through the issuance of eighteen series of multiple-class MBS in the form of REMIC securities and sold $2.4 billion of mortgage loans in the form of whole loan sales transactions. During 1997, IndyMac Operating sold $3.4 billion of mortgage loans through the issuance of thirteen series of multiple-class MBS in the form of REMIC securities and sold $755.0 million of mortgage loans in the form of whole loan sales. At December 31, 1998, the Company was committed to purchase $498.0 million of mortgage loans from various mortgage originators.

IndyMac Operating's master servicing portfolio at year-end had an aggregate outstanding principal balance of $17.0 billion with a weighted average coupon of 8.3%, while LoanWorks Servicing's portfolio at year-end was $10.5 billion with the same weighted average coupon of 8.3%. Non-performing loans held for sale were 1.6% of principal at December 31, 1998 compared with 1.0% at December 31, 1997. Non-performing loans are defined as loans delinquent ninety days or more.

Loans Held For Investment, Net: The $668.5 million portfolio of loans held for investment, net at December 31, 1998 consisted of $228.5 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $211.9 million of loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $228.1 million of fixed-rate loans. The weighted average coupon of the mortgage loans held for investment, net at December 31, 1998 was 8.4%. The average balance of residential loans held for investment, net was $1.4 billion for the year ended December 31, 1998, a decrease of $208.2 million from the average balance of $1.6 billion for the year ended December 31, 1997. The Company finances loans held for investment with repurchase agreements and other credit facilities which reprice from overnight to one month. The allowance for loan losses related to loans held for investment totaled $21.2 million at year-end. Charge-offs related to loans held for investment totaled $10.5 million for the year ended December 31, 1998. Non-performing loans held for investment were 5.3% of principal at December 31, 1998 compared with 2.4% at December 31, 1997. The increase in non-performing loans in 1998 over 1997 is primarily due to the following factors:

     . prepayments of higher credit quality loans increased more than prepayments of lower credit quality loans as a result of the more favorable interest rate environment during 1998;
     . the Company's lower liquidity levels during the fourth quarter of 1998, see "Liquidity and Capital Resources", and the low demand for adjustable rate mortgage loans resulted in lower loan purchase and origination volumes;
     . To raise liquidity during the fourth quarter of 1998, the Company sold a substantial number of the more marketable loans held in this portfolio.

In response to the fourth quarter 1998 market disruption, the Company was informally advised by its lenders, particularly investment banks and repurchase lenders, that restrictions would be imposed on the amounts, terms and operating conditions under which uncommitted advances would be made. In response to these conditions, the Company reduced its assets and borrowing requirements under uncommitted lines of credit and sold to third parties through IndyMac Operating $443.6 million of whole loans from its held for investment portfolio thereby increasing liquidity. Loans are classified as held for investment based upon management's intent and ability to hold such loans for the foreseeable future.

Construction Lending Operations: At December 31, 1998, CLCA had commitments to fund construction loans of $1.9 billion, with outstanding balances of $731.0 million, net of allowance loan for losses compared to commitments to fund construction loans of $1.3 billion and an outstanding balance of $603.8 million, net of allowance for loan losses at December 31, 1997. The allowance for loan losses related to CLCA loans totaled $12.1 million at December 31, 1998, and charge-offs totaled $887 thousand related to CLCA loans for the year ended December 31, 1998. Non-performing loans were 1.0% of principal at both December 31, 1998 and 1997, respectively.

At December 31, 1998, IndyMac CLD had commitments to fund construction-to-permanent, lot loans and home improvement loans of $797.7 million with an outstanding balance of $508.7 million, net of allowance for loan losses compared with commitments to fund construction-to-permanent and home improvement loans of $603.7 million and an outstanding balance of $343.0 million, net of allowance for loan losses at December 31, 1997. The allowance for loan losses related to IndyMac CLD loans totaled $2.4 million at December 31, 1998, and there were $253 thousand of charge-offs for the year ended December 31, 1998. Non-performing loans for IndyMac CLD were 2.7% and 1.0% of principal, at December 31, 1998 and 1997, respectively. The increase in non-performing is primarily due to the transfer of the servicing for these loans to a new servicing platform during the fourth quarter 1998.

At December 31, 1998, CLCA's income property division had an outstanding balance of $53.6 million on commercial term loans, net of allowance for loan losses and $125.2 million on commercial construction loans, net of allowance for loan losses. The allowance for loan losses related to CLCA's income property loans totaled $411 thousand, and there were no charge-offs for the year ended December 31, 1998. Similarly, there were no non-performing loans for CLCA's income property portfolio for the year ended December 31, 1998.

Warehouse Lending Operations: At December 31, 1998, IndyMac REIT had extended commitments to make warehouse and related lines of credit in an aggregate amount of $1.1 billion, of which $443.9 million was outstanding, net of allowance for loan losses. The average principal balance outstanding of warehouse lines of credit was $487.0 million during the year ended December 31, 1998, an increase of $214.7 million from December 31, 1997. The allowance for loan losses related to warehouse lines of credit totaled $2.9 million at December 31, 1998. There were $200 thousand of charge-offs against such allowance during the year ended December 31, 1998. At December 31, 1998, 2.2% of warehouse lines were non-performing compared to no non-performing warehouse lines of credit at December 31, 1997. This increase in non-performing is primarily due to the effect of the fourth quarter 1998 market disruptions on WLCA's customers.

RESULTS OF OPERATIONS 1998 COMPARED TO 1997

Net Earnings: IndyMac REIT's net earnings for 1998 were $33.8 million, or $0.48 basic and diluted earnings per share, based on 69,982,709 and 70,092,019 weighted average shares outstanding for 1998, respectively, compared to $24.3 million, or $0.43 basic and diluted earnings per share, based on 56,124,537 and 56,453,634 weighted average shares outstanding for 1997, respectively.
Comparing IndyMac REIT's 1998 net earnings of $33.8 million to 1997 net earnings of $100.3 million before the non-recurring charge related to IndyMac REIT's acquisition of CAMC, net earnings declined $66.5 million. The decline in net earnings is due to the decrease of $76.6 million from equity in the earnings of IndyMac Operating, an increase of $17.3 million in the provision for loan losses, an increase of $22.2 million related to net gain (loss) on mortgage loans and securities and loss on sale of assets, a decrease in other income of $2.3 million, and an increase of $7.4 million related to salaries and general and administrative expenses. Offsetting these negative changes were increases in net interest income of $54.9 million and a reduction in management fees of $4.4 million as a result of the merger of CAMC into IndyMac REIT.

Interest Income: Total interest income was $528.8 million for 1998 and $360.9 million for 1997. The increase in interest income of $167.9 million was primarily the result of increases in interest earnings on the following: mortgage loans held for sale of $97.5 million, construction builder and consumer loans of $45.8 million, income property loans of $8.8 million, revolving warehouse lines of credit of $19.7 million, mortgage securities of $17.0 million, advances to IndyMac Operating of $7.3 million and other income of $0.6 million, offset by decreases in loans held for investment of $23.3 million and collateral for CMOs of $5.5 million.

Interest income on prime and subprime mortgage loans held for sale totaled $142.8 million and $68.9 million, resulting in effective yields of 8.0% and 8.5%, respectively, for the years ended December 31, 1998 and 1997. The average principal balance of such loans increased to $1.8 billion for the year ended December 31, 1998, from $806.9 million for the year ended December 31, 1997.

Interest income on manufactured housing loans held for sale totaled $16.2 million and $9.2 million, with interest earned at effective yields of 9.4% and 9.7%, for the years ended December 31, 1998 and 1997, respectively. The average principal balance of such loans increased by $77.5 million to $172.0 million during 1998, from $94.5 million for 1997.

Interest income on home improvement loans held for sale totaled $18.3 million and $1.7 million, with interest earned at effective yields of 10.9% and 9.3%, respectively, for the years ended December 31, 1998 and 1997. The average principal balance increased $150.2 million to $168.9 million for the year ended December 31, 1998. The increase in 1998 is partly attributable to a full year of operations, IndyMac HID having commenced operations in the middle of 1997.

Interest income on mortgage loans held for investment totaled $101.9 million during 1998 compared to $125.2 million during 1997. The decrease from 1997 was the result of a decrease in the average amount of loans held for investment during the year of $208.2 million combined with a decrease in the average effective yield. The average principal balance of mortgage loans held for investment was $1.4 billion during 1998 with interest earned at an effective yield of 7.3%, compared to the average principal balance of mortgage loans held for investment during 1997 of $1.6 billion with interest earned at an effective yield of 7.6%.

Interest income on manufactured housing loans held for investment totaled $2.2 million and $2.7 million, with interest earned at effective yields of 7.6% and 8.6% for the years ended December 31, 1998 and 1997, respectively. The average principal balance of such loans increased by $3.4 million to $29.0 million during 1998, from $25.6 million for 1997.

Interest income on construction loans, including income property, totaled $129.7 million and $75.0 million, with interest earned at an effective yield of 10.5% and 11.1% for the years ended December 31, 1998 and 1997, respectively. The average principal balance of construction loans outstanding increased $570.5 million to $1.2 billion during 1998 from $677.6 million during 1997.

Interest income on revolving warehouse lines of credit totaled $44.5 million and $24.8 million, with interest earned at effective yields of 9.1% for both years ended December 31, 1998 and 1997, respectively. The average principal balance outstanding increased to $487.0 million from $272.3 million for the years ended December 31, 1998 and 1997, respectively.

Interest income on mortgage securities totaled $42.3 million and $25.3 million, with interest earned at effective yields of 5.5% and 7.3% for the years ended December 31, 1998 and 1997, respectively. The decline in the effective yield in 1998 was due to impairment losses taken on the portfolio as a result of asset devaluation, see "Liquidity and Capital Resources". During 1998, the average principal balance increased to $773.1 million from $348.5 million in 1997. Mortgage securities consisted of senior securities, adjustable rate agency securities, subordinated securities, principal-only securities, AAA rated interest-only securities and inverse-floater securities and residuals. Interest-only securities and residuals are comprised primarily of securities retained in connection with the securitization of mortgage loans that were held for sale by IndyMac Operating, and subsequently transferred to IndyMac REIT. These securities are now classified as available for sale after implementation of Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," ("SFAS 134").

Interest income on collateral for CMOs was $14.7 million and $20.2 million for the years ended December 31, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $208.2 million from $267.0 million for the years ended December 31, 1998 and 1997, respectively. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the collateral and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings in Guaranteed Investment Contracts ("GICs") until such amounts are used to repay CMOs.

Interest Expense: For 1998 and 1997, total interest expense was $355.4 million and $242.4 million, respectively. This increase in interest expense of $113.0 million was primarily due to an increase in interest expense on repurchase agreements and other credit facilities of $117.2 million, offset in part by a decline in interest expense on CMOs of $4.2 million.

Interest expense on repurchase agreements and other credit facilities used to finance loans held for sale and investment, revolving warehouse lines of credit, construction loans and mortgage securities, totaled $334.7 million during 1998 compared to $217.5 million during 1997. This increase of $117.2 million was primarily the result of an increase in the aggregate average balance of indebtedness outstanding to $5.4 billion in 1998 from $3.5 billion in 1997 to support the growth in earning assets for the year. The effective cost on such borrowings was 6.1% and 6.2% for the years ended December 31, 1998 and 1997, respectively.

Interest expense on CMOs was $15.2 million and $19.4 million for the years ended December 31, 1998 and 1997, respectively. The decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $184.8 million for 1998 from $243.9 million for 1997, offset by an increase in the effective interest rate of CMOs to 8.2% in 1998 from 7.9% in 1997.

Interest expense on senior unsecured notes totaled $5.5 million for each of the years ended December 31, 1998 and 1997, respectively. The effective interest rate of 9.2% was the same for the years ended December 31, 1998 and 1997. The average outstanding balances were $60.0 million and $59.8 million for the years ended December 31, 1998 and 1997, respectively.

Equity in Earnings of IndyMac Operating: The 1998 loss for IndyMac Operating of $58.8 million, in which IndyMac REIT has a 99% economic interest, resulted principally from the fourth quarter 1998 market disruption. This disruption caused the Company to react quickly and sell off assets at or below the Company's investment in the assets to raise liquidity and lower its leverage ratio. As a result, 1998 revenues declined from 1997 primarily from the reduction in net gain on sale of loans and securities and service fee income of $68.5 million and $11.4 million, respectively. Included in the net gain on sale of loans and securities of $3.2 million is a $98.9 million gain on sale of loans, a $114.6 million net unrealized loss on mark-to-market valuations on trading securities and $18.9 million net realized gains on sale of securities, which is net of losses of $13.6 million realized in the fourth quarter. To support the overall growth of the Company, 1998 salaries, general and administrative expenses increased over 1997 by $56.7 million. IndyMac Operating's pre-tax loss of $102.3 million was offset by a tax benefit of $43.5 million.

Net Gain (Loss) on Mortgage Loans and Securities: The Company incurred a loss on mortgage loans and securities of $19.1 million in 1998, as compared with a gain of $1.0 million in 1997. This loss was primarily due to fourth quarter 1998 market disruption resulting in a mark-to-market adjustment on the Company's trading securities portfolio totaling $14.3 million and a realized net loss on sale of securities of $2.0 million. At the end of 1998, the Company reclassified to available for sale its trading portfolio according to the provisions of SFAS 134.

Salaries, General and Administrative Expenses: The increase of $7.4 million in these expenses for the year ended December 31, 1998 compared to the year ended December 31, 1997 is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT, including CLCA, IndyMac CLD, and WLCA during the first three quarters of 1998, as well as the expense of establishing certain administrative and accounting functions as part of IndyMac REIT becoming self-managed.

Management Fees:   There were no management fees for 1998.  For 1997, management fees were $4.4 million. The decrease in the management fee was primarily due to IndyMac REIT's acquisition of its manager on July 1, 1997 as a result of which IndyMac REIT became self-managed and the management fee was eliminated.

Non-recurring Charges: The decrease in overall expenses of $73.1 million in 1998 was largely due to the non-recurring charge of $76.0 million related to IndyMac REIT's acquisition of CAMC discussed below.

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

The increase in net earnings of $31.3 million before the non-recurring charge was principally due to an increase in net interest income of $35.6 million, a decrease in management fees to affiliate of $4.4 million, and an increase in other income of $3.9 million, offset, in part, by increases in the provision for loan losses, salaries and general and administrative expenses of $5.6 million, $3.0 million and $4.7 million, respectively.

Interest Income: Total interest income was $360.9 million for 1997 and $242.3 million for 1996. The increase in interest income of $118.6 million was primarily the result of increases in interest earnings on the following: construction loans, $44.8 million; mortgage loans held for investment, $28.2 million; mortgage securities, $14.7 million; mortgage loans held for sale, $11.2 million; revolving warehouse lines of credit, $9.3 million; manufactured housing loans held for sale, $6.9 million; advances to IndyMac Operating, $2.3 million; home improvement loans held for sale, $1.7 million; manufactured housing loans held for investment, $1.4 million; and $0.4 million in other income. These increases were partially offset by a reduction in the interest income related to collateral for CMOs of $2.4 million.

Interest income on mortgage loans held for sale totaled $68.9 million and $57.7 million, resulting in effective yields of 8.5% and 8.8%, respectively, for the years ended December 31, 1997 and 1996. The average principal balance of such loans increased to $806.9 million for the year ended December 31, 1997, from $659.2 million for the year ended December 31, 1996.

Interest income on manufactured housing loans held for sale totaled $9.2 million and $2.3 million, with interest earned at effective yields of 9.7% and 9.8%, for the years ended December 31, 1997 and 1996, respectively. The average principal balance of such loans increased by $71.3 million to $94.5 million during 1997, from $23.2 million for 1996. This increase is partly attributable to IndyMac MHD's commencement of operations in March 1996.

Interest income on mortgage loans held for investment totaled $125.2 million during 1997 compared to $95.5 million during 1996. The increase from 1996 was the result of an increase in the average amount of loans held for investment during the year of $451.2 million partially offset by a decrease in the average yield. The average principal balance of mortgage loans held for investment was $1.6 billion during 1997 with interest earned at an effective yield of 7.6%, compared to the average principal balance of mortgage loans held for investment during 1996 of $1.2 billion with interest earned at an effective yield of 8.1%.

Interest income on manufactured housing loans held for investment totaled $2.7 million and $1.3 million, with interest earned at effective yields of 8.6% and 9.2% for the years ended December 31, 1997 and 1996, respectively. The average principal balance of such loans increased by $13.0 million to $25.6 million during 1997, from $12.6 million for 1996.

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

Interest income on mortgage securities totaled $25.3 million and $10.5 million, with interest earned at effective yields of 7.3% and 8.1% for the years ended December 31, 1997 and 1996, respectively. During 1997, the average principal balance increased to $348.5 million from $129.5 million in 1996. Mortgage securities consisted of senior securities, adjustable rate agency securities, subordinated securities, principal-only securities, interest-only securities and inverse-floater securities. Interest-only securities were comprised primarily of excess master servicing fees sold by IndyMac Operating to IndyMac REIT and subsequently securitized by IndyMac REIT, which were classified and accounted for as available for sale, and also include interest-only securities acquired by IndyMac REIT in connection with the securitization of mortgage loans held for sale by IndyMac Operating, which were classified and accounted for as trading securities.

Interest income on collateral for CMOs was $20.2 million and $22.6 million for the years ended December 31, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMOs outstanding to $267.0 million from $299.8 million for the years ended December 31, 1997 and 1996, respectively. Interest income on collateral for CMOs includes the impact of amortization of net premiums paid in connection with acquiring the CMO portfolio and the impact of the delay in the receipt of prepayments and temporary investment in lower yielding short-term holdings in GICs until such amounts are used to repay CMOs.

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

Interest expense on CMOs was $19.4 million and $22.5 million for the years ended December 31, 1997 and 1996, respectively. The decrease was primarily attributable to a decrease in average aggregate CMOs outstanding to $243.9 million for 1997 from $275.0 million for 1996, combined with a decrease in the effective interest rate of CMOs to 7.9% in 1997 from 8.2% in 1996.

Interest expense on senior unsecured notes totaled $5.5 million for each of the years ended December 31, 1997 and 1996, respectively. The effective interest rate of 9.2% and average outstanding balance of $59.8 million were also the same for each of the years ended December 31, 1997 and 1996.

Equity in Earnings of IndyMac Operating: The 1997 earnings for IndyMac Operating of $18.8 million, in which IndyMac REIT has a 99% economic interest, resulted principally from net interest income of $2.0 million and gain on sale of mortgage loans and securities of $71.7 million, offset by salaries, general and administrative expenses of $56.5 million, management fee expense of $0.8 million and income taxes of $13.9 million. During 1996, earnings for IndyMac Operating of $18.1 million resulted principally from net interest income of $2.5 million and gain on sale of mortgage loans and securities of $51.7 million, offset by salaries, general and administrative expenses of $31.2 million, management fee expense of $2.1 million and income taxes of $13.5 million.

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

Management Fees:   For 1997, management fees were $4.4 million compared to $8.8 million for 1996. The decrease in the management fee was primarily due to IndyMac REIT's aforementioned acquisition of its manager on July 1, 1997 as a result of which IndyMac REIT became self-managed and the management fee was eliminated.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on its loans held for sale and investment portfolios, committed and uncommitted borrowings, structured financing, proceeds from the sale of assets and issuance of REMIC and asset-backed securities, master and primary servicing fees and other servicing-related revenues and proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP").

The widely publicized events of the fourth quarter 1998 highlighted the Company's vulnerability to market disruptions because of the Company's heavy reliance on repurchase financing. Due in no small part to financial problems in Asia and the Russian credit crisis in the late summer of 1998, U.S. financial markets experienced a "flight to quality" (investors' preference for highly rated and/or low risk investments), which brought unexpected changes in the debt, equity, credit and securitization markets. These changes adversely affected the Company's ability to fund its operations. First, the Company's repurchase lenders, which provided committed and uncommitted repurchase facilities, advised the Company informally of restrictions on the amounts, terms and operating conditions under which uncommitted borrowings would be made available. In addition, the market disruptions caused some repurchase lenders to change their assessment of their pledged collateral and the terms of certain of the Company's repurchase credit facilities enabled the Company's lenders to make margin calls on the Company's credit facilities requiring either a paydown of the facility or the pledge of additional collateral to support these facilities. While the Company met the terms of all such margin calls, the effect was to decrease the amount of indebtedness the Company was authorized to incur, and thus increase the Company's liquidity. Second, the market disruptions and the resulting limited availability of financing, caused several public companies in the financial services industry to file for protection from their creditors under the U.S. Bankruptcy Code, further eroding investors' confidence in certain market-funded financial services companies. This lack of confidence in certain segments of the financial services sector caused IndyMac REIT's and other's stock prices to fall sharply. As a result of this decline in stock price, the Company did not utilize the optional cash investment feature of the DRIP to raise significant amounts of capital in the fourth quarter of 1998. However, as financial markets have stabilized, the Company has again begun to raise capital through the optional cash investment feature of the DRIP albeit at levels lower on average than prior to the fourth quarter of 1998. Lastly, spreads in the securitization market widened dramatically, making loan sales through REMIC and other securitization vehicles less profitable and more capital-intensive.

As a result of these market issues and limitations on available capital, during 1998's fourth quarter, the Company took steps to preserve liquidity and modify its operations so as to conserve its cash resources. The Company raised pricing and limited premiums in its third party lending and consumer loan businesses to slow volumes and temporarily halted new commitments for builder single family construction and income property lending. The Company lowered its expenses by reducing its workforce by approximately twenty percent in November 1998, to align expenses more accurately with actual and projected production volumes. The Company also sold securities, a pool of real estate owned and some bulk servicing rights to raise cash. In addition, the Company emphasized the sale of loans on a whole loan basis instead of through securitizations, where financing of residual securities was not readily available. The decrease in production volumes and assets reduced the Company's balance sheet from $7.4 billion, as of September 30, 1998, to $5.7 billion on December 31, 1998 and its leverage ratio (total liabilities minus borrowings on treasury securities to total equity) from 6.9:1 to 5.5:1, at September 30, 1998 and December 31, 1998, respectively.

The Company reported a loss in the fourth quarter of 1998, but recorded an overall profit for the full year 1998. The Company suffered realized and unrealized losses in several areas which, when combined with lower net income from reduced assets, contributed to the fourth quarter loss. The realized losses of approximately $15.0 million were the result of securities, bulk servicing and real estate owned sales into the disrupted markets to raise liquidity. The Company also sustained unrealized losses of approximately $66.2 million, net of the tax benefit, in its trading and available for sale securities portfolios as a result of the reduced market value of mortgage-backed and other securities created by the general market disruption. The Company, at all times during the fourth quarter, was in compliance with all covenants and other material terms of its credit and debt agreements and remains in good standing with all of its creditors and lenders.

Since the end of December 1998, market conditions have improved and stabilized. The Company has secured $700 million in additional committed financing, including a $500 million repurchase facility from Morgan Stanley Mortgage Capital, Inc. and a $200 million commercial paper facility with Bank of America,
both of which are more fully described below.   In addition, IndyMac REIT has
resumed raising equity capital through the optional cash investment feature of the DRIP. From December 1998 through February 1999, the Company has raised approximately $40 million through the DRIP. The Company currently maintains liquidity at levels ranging from $175 million to $225 million, somewhat higher than the levels prior to the fourth quarter of 1998. With its liquidity returning to more prudent levels, the Company will continue to reassess reentering the securitization markets in the near term as market conditions continue to improve. In addition, the Company is pursuing strategic alternatives to managing its liabilities, with an emphasis on procuring longer term facilities where collateral values are determined on a less subjective basis. These options include, but are not limited to, structured financing vehicles, unsecured debt and the possible acquisition, or de novo charter, of a depository institution. In general, the Company plans to continue to operate with a conservative leverage ratio and sufficient liquidity.

The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. However, the Company's liquidity and capital resources will continue to depend on factors such as cash flow from operations, margins on financial collateral required by lenders, margin calls and the Company's ability to raise funds in the capital markets. It is the Company's policy to maintain adequate capital and liquidity and to comply with all leverage and financial covenants set forth in the Company's credit agreements.

The table below summarizes the Company's committed sources of financing as of December 31, 1998/4/:



(Dollars in millions)           Committed                     Maturity
                                Financing                       Date
                                ---------                 -------------
Merrill Lynch                      $2,000                    April 2000
First Union Bank Syndicate            900                 February 2001
Paine Webber                          500                     June 2000
Bank of America                       200                 December 1999
Senior unsecured notes                 60                  October 2002
                                   ------
    Total                          $3,660
                                   ======

---------------------------
/4/ Excludes $500 million credit facility with Morgan Stanley Mortgage Capital, Inc. discussed below.

In April 1998, the Company renewed a repurchase facility with Merrill Lynch, Pierce, Fenner & Smith, Inc. and certain of its affiliates, in an aggregate committed principal amount of $2.0 billion, and uncommitted amounts to be determined upon mutual agreement. The agreement is committed for a period of at least two years from the date of execution and currently permits the Company to finance its third party lending operations, mortgage portfolio, warehouse lending, construction lending and manufactured housing lending assets and operations. The repurchase facility carries a floating rate of interest based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, which varies by the type of asset financed, and as of December 31, 1998, the total balance of outstanding loans from Merrill Lynch was $2.8 billion.

In February 1998, the Company renewed a credit facility with a syndicate of nine commercial banks led by First Union National Bank increasing the available committed borrowings from $500 million to $900 million, expanding the types of collateral which can be financed thereunder and extending the term of the commitment for an additional three years expiring February 2001. This facility primarily finances mortgage loans, construction loans, and primary and master
servicing assets.   Also during 1998, the syndicate under this credit facility increased to fifteen commercial banks. As of December 31, 1998, the total balance of outstanding loans from this syndicate was $748 million. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed.

In June 1998, the Company renewed a repurchase facility with PaineWebber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits the Company to finance its third party lending operations, warehouse lending and mortgage portfolio assets and operations. Such repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of asset financed. The Company is permitted to borrow additional uncommitted amounts under this repurchase facility, and as of December 31, 1998, the total balance of outstanding loans from PaineWebber Real Estate Securities, Inc. was $488 million.

In January 1999, the Company entered into a one-year committed repurchase facility with Morgan Stanley Mortgage Capital, Inc. in an aggregate principal amount of $500 million. This repurchase facility finances the Company's mortgage portfolio assets and third party lending operations. The repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by type of asset financed. As of January 31, 1999, the total balance of outstanding loans from this repurchase facility was $285 million.

In December 1998, IndyMac REIT entered into a $200 million commercial paper conduit facility with Bank of America (formerly NationsBank). This facility finances residential builder construction loans at a floating interest rate based on the prevailing rates in the commercial paper market available to certain Bank of America affiliated entities. As of December 31, 1998, the total outstanding balance under this credit facility was $184 million.

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

The Company has from time to time raised additional capital through public offerings, the most recent of which involved the issuance of the Company's common stock with net proceeds totaling $68.7 million in February 1995. The Company also raises new equity capital primarily through the optional cash investment feature of its DRIP. During 1998, the Company raised $234 million in common equity through the optional cash investment feature of the DRIP. As previously stated, in light of the market disruptions and related decline in the Company's stock price during the fourth quarter of 1998, the Company did not utilize the optional cash investment feature of the DRIP to raise significant amounts of capital in the fourth quarter of 1998. However, as financial markets have stabilized, the Company has again begun to raise capital through the optional cash investment feature of the DRIP albeit at levels lower on average than prior to the fourth quarter 1998.

The Company has filed a shelf registration statement with the Securities and Exchange Commission, which became effective in January 1998. Under the terms of the registration statement, the Company is permitted to offer a variety of debt and/or equity instruments in an aggregate amount of $500 million.

The REIT provisions of the Internal Revenue Code restrict IndyMac REIT's ability to retain earnings and thereby replenish the capital committed to its mortgage portfolio, third party lending operations, commercial lending and other operations, by requiring IndyMac REIT to distribute to its shareholders substantially all of its taxable income from operations. Certain of the Company's material businesses, including its third party lending operations, are known to require significant and continuing commitments of capital resources in order to enable their growth.

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

In March 1999, Standard & Poor's Corporation reaffirmed the Company's senior unsecured credit rating at "BBB-", but with a negative outlook as a result of the events of the fourth quarter 1998. Standard & Poor's advised the Company that its removal from "negative outlook" would depend upon how the Company successfully implements its business plan for 1999 and beyond. In October
1998, Fitch IBCA Inc., in response to liquidity concerns and credit tightening for market funded companies, lowered the Company's rating on its senior unsecured obligations from "BBB" to "BBB-", maintaining the Company's investment grade rating. In October 1998, these senior unsecured obligations were rated "BBB" by Duff & Phelps Rating Co. In February 1999, Fitch IBCA Inc. lowered its rating for the Company's senior secured revolving credit facility to "BBB+", and at the same time affirmed the Company's investment grade rating at "BBB-" and removed the ratings from Rating Alert Negative.

EFFECT OF INTEREST RATE CHANGES

Due to the characteristics of certain financial assets and liabilities, and the nature of business activities, the Company's financial position and results of operations may be materially affected by changes in interest rates in various ways. With respect to its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by changes in market interest rates. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates. Included in this strategy is the use of a "macro-hedge" which contemplates increased earnings from production volumes at the same time as losses are incurred due to rapid prepayments.

However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment. For example, the Company has been required by market conditions to raise prices and reduce its purchase and origination volumes of mortgage loans in its third party lending operations, and as a result, the macro-hedge strategy of seeking to replace prepayment losses on assets held for investment with gains on new production volumes may not operate consistent with prior periods. In addition, cash flow considerations may require the Company to utilize different strategies with respect to hedging certain assets and/or production pipelines, including utilizing options as opposed to futures contracts and principal-only mortgage securities. The decision to sell principal-only securities was based on the Company's limited ability, during the fourth quarter 1998 market disruption, to obtain financing for such securities. Also, see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk".

Financial assets of the Company that tend to increase in value as interest rates increase, and decline in value as interest rates decrease include interest-only securities. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tends to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore, results in higher implicit yields. As of December 31, 1998, IndyMac REIT and IndyMac Operating on a combined basis held $335.2 million of interest-only securities. On December 31, 1998, $242.0 million of these assets were reclassified from trading to available for sale in accordance with the provisions of SFAS 134. The remaining balance of $93.2 million was already classified as available for sale on that date. As a result, normal fluctuations in fair market value of these securities will be recorded as adjustments to shareholders' equity in future periods.

Financial instruments of the Company that tend to decrease in value as interest rates increase, and increase in value as interest rates decline include REMIC senior securities, fixed rate subordinated securities, adjustable rate agency securities, principal-only securities, U.S. Treasury bonds and inverse-floater securities. Similar to the interest-only securities, the principal-only and inverse-floater securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only and inverse-floater securities generally sell at a discount, similar to a "zero-coupon" bond, in order to yield an estimated return.

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

The Company is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage or manufactured housing loans, thus decreasing the volume of loans available to be purchased through the Company's third party lending operations, originated through LoanWorks or financed through the Company's construction and warehouse lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher adjusted mortgage payments.

The Company's liquidity position and net interest income could also be adversely impacted by significant interest rate fluctuations. Each of the Company's collateralized borrowing facilities described above in "Liquidity and Capital Resources" permits the lender or lenders thereunder to require the Company to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In the event of such a decrease in collateral values, the Company is required to provide additional funds and/or pledge additional assets to maintain financing for its holdings that have been financed to maturity through the issuance of CMOs or other longer-term debt securities. The volatile situation in the capital markets during the fourth quarter of 1998, particularly with regard to interest-only securities and servicing assets, resulted in margin calls based on values taken from disrupted markets, which were offset only partially by the Company's hedging position and asset/liability management strategies based on economic models. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's "spread income" on such assets and thus reduce the Company's earnings. This phenomenon also occurred during the fourth quarter of 1998.

SYSTEMS ISSUES ASSOCIATED WITH THE YEAR 2000

Summary

The Company has completed the review of its computer systems to determine the impact of the Year 2000 issue and is in the process of remediating and replacing those systems determined to be non-Year 2000 compliant. The Year 2000 issue relates to the effects of potentially date sensitive calculation errors by computers whose programs may not properly recognize the year 2000.

The Company's Year 2000 strategy is to identify all systems, which internally and externally impact its business, and determine Year 2000 compliance. Internal impact relates to the Company's internally developed programs and vendor purchased software programs which are operated in-house by the Company. External impact refers to embedded technology equipment and systems, vendors that supply the Company with goods and services (including data processing service bureaus), and business partners. The goals of the Company related to

Year 2000 are to determine its state of readiness, identify risks and develop contingency plans to mitigate those risks and to identify costs associated with Year 2000 issues. The Company is using external consultants to assist the Company's Year 2000 staff in identifying Year 2000 risks, addressing these risks, and developing contingency plans.

State of Readiness and Identification of Risks

The identification and assessment of internal systems has been completed and the remediation, testing and implementation phases are currently in progress. Most of the Company's internally developed systems were developed over the past five years, and were designed to be Year 2000 compliant. The Company currently expects to substantially complete both remediation and validation of internal mission-critical systems by April 30, 1999, with formal implementation to occur by June 30, 1999.

In 1998, the Company began its communication with significant third parties to determine the extent to which the Company may be affected by those third parties' failure to remediate their own Year 2000 issues. The Company will continue to monitor the progress of third party testing and implementation procedures throughout 1999. Contingency plans for mission-critical third party systems are in progress. The Company cannot at present determine the financial effect if significant third party remediation efforts fail.

An inventory of embedded technology equipment and systems has been compiled in order to ensure that all components are Year 2000 compliant. Embedded technology equipment and systems include equipment, machinery or building infrastructure that are controlled, monitored or operated by embedded computer devices.

Risks and Contingency Plans

The Company has currently identified two material potential risks related to its Year 2000 issues. The first risk is that the Company's primary lenders, depository institutions and collateral custodians do not become Year 2000 compliant before year-end 1999, which could materially impact the Company's ability to access funds and collateral necessary to operate its various businesses. The Company is currently assessing the risks related to these and other Year 2000 risks, and has received some assurances that the computer systems of its lenders, depository institutions, collateral custodians, and business partners, many of whom are among the largest financial institutions in the country, will be Year 2000 compliant by year-end 1999.

The second risk is that the external primary servicing system on which the Company and close to half of its business partners rely to service mortgage loans does not become Year 2000 compliant before year-end 1999. Failure on the part of the servicing system could materially impact the Company's servicing operations and the servicing operations of those business partners that are servicing mortgage loans held by the Company. As of February 5, 1999, the Company received confirmation that the servicing system had achieved Year 2000 compliance. In addition to this confirmation, the servicing system vendor is participating in an industry-sponsored test to further demonstrate its Year 2000 compliance. The completion of this testing is scheduled for April 1999.

In addition to the above noted risks, the Company uses two other servicing applications for its loan portfolios. The Company has been notified by the vendor of one of the applications that it is Year 2000 compliant as of February 1999. The other vendor has estimated that its application will be Year 2000 compliant by April 1999.

The Company has developed and is continuing to develop contingency plans for all non-Year 2000 compliant internal systems. Contingency plans include identifying alternative processing platforms and alternative sources for services and businesses provided by critical non-Year 2000 compliant financial depository institutions, vendors and business partners. The Company believes that its plans for internal systems and related processing are sufficient to mitigate most of the major effects of Year 2000 issues. However, there can be no assurance that the Company's lenders, depository institutions, custodians, vendors and business partners resolve their own Year 2000 compliance issues in a timely manner. Neither are there any assurances that any failure by these other parties to resolve such issues would not have an adverse effect on the Company's operations and financial condition.

Costs Related to Year 2000

The costs incurred by the Company through December 31, 1998 related to Year 2000 issues have been immaterial to its earnings. The Company anticipates that Year 2000 expenses through December 31, 1999 will approximate $2.0 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

The Company's primary market risk affecting market risk sensitive instruments is interest rate risk. When interest rates fluctuate, the Company can be adversely impacted because the fair market value of its assets and commitments to purchase assets changes (See Part II, Item 7. MD&A "Effect of Interest Rate Changes" for further discussion). Further, in addition to gains on sale, the Company realizes income from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest incurred on borrowings. Any changes in overall interest rates affect both the amount of interest income received on interest-earning assets and the amount of interest expense incurred on interest-bearing liabilities. Since the change in amount received is generally not equal to the change in amount paid, the spread (defined as the difference between the two) can be adversely affected.

In order to minimize the adverse impact on net interest income and shareholders' equity due to changes in the fair market value of its assets and commitments to purchase assets, the Company hedges its loans held for sale, mortgage securities and mortgage servicing rights.

To hedge changes in the value of its interest-only securities portfolio and mortgage servicing rights ("MSR"), the Company will generally choose among several strategies, consisting of either buying mortgage-backed securities or ten year U.S. Treasuries, futures, or options depending on several factors. The Company also from time to time purchases other interest rate derivatives such as floors or swaps; however, the volume and impact of these items as of December 31, 1998 are not considered to be material. The Company uses hedging instruments to reduce its exposure to interest rate risk, not to speculate on the direction of market interest rates. Included in this strategy is the use of a "macro-hedge" which contemplates increased earnings from production volumes at the same time as losses are incurred due to rapid prepayments. The Company has managed its interest rate risk in 1998 as described, and does not expect, at this time, significant changes in future reporting periods.

As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the net financial impact of changes in interest rates on its interest-earning assets, commitments and interest-bearing liabilities. These analyses incorporate scenarios which assume hypothetical instantaneous shifts in the yield curve among market sensitive asset classes. Various modeling techniques are employed to value these assets. For interest-only securities, MSRs and residuals, the value is determined using a discounted cash flow model. The primary assumptions used in the model are prepayment rates, discount rates, and credit losses. For mortgages and other mortgage securities, a static spread model is used. The primary assumptions used in this model are prepayment rates and discount rates. For loans, an option-adjusted spread ("OAS") model is used incorporating assumptions on prepayment speeds, spreads over the Treasury curve, and the volatility of interest rates. For options, the primary assumption is the expected volatility of interest rates. For futures, the underlying security to be delivered under the contract is valued, a conversion factor is applied, and the percentage change in the fair value is applied to calculate the fair value of the futures contract.

Utilizing this sensitivity analysis, as of December 31, 1998, the Company estimates that a reduction in interest rates of 50 basis points, or 0.50%, all else being constant, would result in a combined after tax loss, including hedges, for IndyMac REIT and IndyMac Operating of $21.5 million. This loss would occur in 1999 assuming the aforementioned decline in rates occurred in 1999. These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as the increase in income associated with the increase in production volume that would result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K may be deemed to be forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and if no date is provided, then such statements speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for consumer loans, mortgage loans, construction loans and commercial term loans, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the availability of funds from the Company's lenders and other sources of financing to support the Company's lending activities; (3) the direction of interest rates and the relationship between interest rates and the cost of funds; (4) federal and state regulation of the Company's consumer lending and commercial lending operations and federal regulation of the Company's real estate investment trust status; (5) the actions undertaken by both current and potential new competitors; and (6) other risks and uncertainties detailed in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this Item 10 as to directors and executive officers of IndyMac REIT is hereby incorporated by reference to IndyMac REIT's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item 11 is hereby incorporated by reference to IndyMac REIT's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------- --------------

The information required by this Item 12 is hereby incorporated by reference to IndyMac REIT's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to IndyMac REIT's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.

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

          (3)  - Exhibits

Exhibit
  No.                               Description
-------                             -----------



2.1* Agreement and Plan of Merger dated as of January 29, 1997 among IndyMac Mortgage Holdings, Inc., formerly known as CWM Mortgage Holdings, Inc. ("IndyMac REIT" or the "Company"), Countrywide Asset Management Corporation ("CAMC"), and Countrywide Credit Industries, Inc. ("CCR") (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the SEC on May 21, 1997).

2.2* Registration Rights Agreement dated as of July 1, 1997 between the Company and CCR (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the SEC on May 21, 1997).

3.1* Certificate of Incorporation of IndyMac REIT, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1997).

3.2*    Bylaws of IndyMac REIT, as amended (incorporated by reference to Exhibit
        3.2 to the Company's Form 10-Q for the quarter ended June 30, 1997).

3.3* Certificate of Incorporation of IndyMac REIT, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended June 30, 1998).

3.4*    Bylaws of IndyMac REIT, as amended (incorporated by reference to Exhibit
        3.2 to the Company's Form 10-Q for the quarter ended June 30, 1998).

3.5     Bylaws of IndyMac REIT, as amended.

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

4.12* Series K Supplement, dated as of December 1, 1986, to the Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

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

4.26* 1998 Stock Incentive Plan adopted May 19, 1998, as amended July 21, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.1* 1996 Amended and Extended Management Agreement, extended as of June 1, 1996, between CWM and CAMC (the "Manager") (incorporated by reference to
        Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30,
        1996).

10.2* 1987 Amended and Restated Servicing Agreement, dated as of May 15, 1987, between Countrywide Mortgage Investments, Inc. (now known as IndyMac Mortgage Holdings, Inc.) ("CMI") and Countrywide Funding Corporation ("CFC") (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed for the quarter ended June 30, 1987).

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

10.50* Employment Agreement dated January 1, 1997 between CAMC and Kathleen H. Rezzo (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K for the year ended December 31, 1998).

10.51* Employment Agreement dated January 1, 1998 between IndyMac REIT and Carmella Grahn (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.52* Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and S. Blair Abernathy (incorporated by reference to 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998).

10.53* Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and Carmella Grahn (incorporated by reference to 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).

10.54* Second Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and Michael Perry (incorporated by reference to 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).

10.55* Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and Kathleen Rezzo (incorporated by reference to 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1998).

10.56* Amendment to Employment Agreement dated September 1, 1998 between IndyMac REIT and Richard H. Wohl (incorporated by reference to 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998).

10.57 Employment Agreement dated December 30, 1998 between IndyMac REIT and David L. Loeb.

10.58 Employment Agreement dated December 23, 1998 between IndyMac REIT and Angelo R. Mozilo.

21.1    List of Subsidiaries.

23.1    Consent of Grant Thornton LLP

27      Financial Data Schedule

*Incorporated by reference.

(b)-Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 26, 1999.

                                   INDYMAC MORTGAGE HOLDINGS, INC.



                                          By:  /s/     Michael W. Perry
                                               ----------------------------
                                                       Michael W. Perry
                                                   Chief Executive Officer

                               POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Michael W. Perry and Richard H. Wohl his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       Signatures                                                   Title                                    Date


/s/   David S. Loeb                                  Director and Chairman of the Board of                March 26, 1999
------------------------------------------------     Directors
      David S. Loeb

/s/   Angelo R. Mozilo                               Director, President and                              March 26, 1999
------------------------------------------------     Vice Chairman of the Board of Directors
      Angelo R. Mozilo

/s/   Michael W. Perry                               Director and Chief Executive Officer                 March 26, 1999
------------------------------------------------     (Principal Executive Officer)
      Michael W. Perry

/s/   Carmella L. Grahn                              Executive Vice President and                         March 26, 1999
------------------------------------------------     Chief Financial Officer
      Carmella L. Grahn                              (Principal Financial and
                                                     Accounting Officer)


/s/   Lyle E. Gramley                                Director                                             March 26, 1999
------------------------------------------------
      Lyle E. Gramley

/s/   Thomas J. Kearns                               Director                                             March 26, 1999
------------------------------------------------
      Thomas J. Kearns

/ s/  Frederick J. Napolitano                        Director                                             March 26, 1999
------------------------------------------------
      Frederick J. Napolitano

                     CONSOLIDATED FINANCIAL STATEMENTS AND
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



                        INDYMAC MORTGAGE HOLDINGS, INC.
                               AND SUBSIDIARIES

                       December 31, 1998, 1997, and 1996

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                         December 31, 1998, 1997, 1996



INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------

                                                          Page
                                                          ----

Report of Independent Certified Public Accountants        F-3

Financial Statements
     Consolidated Balance Sheets                          F-4
     Consolidated Statements of Operations                F-5
     Consolidated Statements of Shareholders' Equity      F-6
     Consolidated Statements of Cash Flows                F-7
     Notes to Financial Statements                        F-8

Schedules
     Schedule IV - Mortgage Loans on Real Estate         F-26

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDYMAC, INC. AND SUBSIDIARIES
------------------------------

Report of Independent Certified Public Accountants        F-27

Financial Statements
     Consolidated Balance Sheets                          F-28
     Consolidated Statements of Operations                F-29
     Consolidated Statements of Shareholders' Equity      F-30
     Consolidated Statements of Cash Flows                F-31
     Notes to Financial Statements                        F-32


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------




Board of Directors and Shareholders
IndyMac Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheets of IndyMac Mortgage Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Mortgage Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule IV as of December 31, 1998 of IndyMac Mortgage Holdings, Inc. and Subsidiaries. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP



Los Angeles, California
February 26, 1999

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                        1998                    1997
                                                                                     ---------               ---------

ASSETS

Loans held for sale, net
     Mortgages-prime                                                                 $  989,052             $1,091,908
     Mortgages-subprime                                                                 145,793                 75,770
     Manufactured housing                                                               215,507                208,830
     Home improvement                                                                   205,304                 81,763
                                                                                     ----------             ----------
                                                                                      1,555,656              1,458,271
Other loans, net
     Loans held for investment                                                          668,523              1,831,047
     Construction
          Builder                                                                       799,712                603,746
          Consumer                                                                      468,735                326,950
                                                                                     ----------             ----------
                                                                                      1,268,447                930,696

     Income property                                                                    178,756                 16,110
     Revolving warehouse lines of credit                                                443,946                512,458
                                                                                     ----------             ----------
                                                                                      2,559,672              3,290,311

Mortgage securities                                                                     235,032                558,445
Collateral for collateralized mortgage obligations                                      162,726                245,474
Investment in and advances to IndyMac Operating                                         279,693                185,715
Other assets                                                                             58,373                110,894
                                                                                     ----------             ----------
     Total assets                                                                    $4,851,152             $5,849,110
                                                                                     ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                                    $3,785,549             $4,826,656
Collateralized mortgage obligations                                                     140,810                221,154
Senior unsecured notes                                                                   60,031                 59,888
Accounts payable and accrued liabilities                                                 42,659                 37,518
                                                                                     ----------             ----------
     Total liabilities                                                                4,029,049              5,145,216

Shareholders' equity
     Preferred stock - authorized, 10,000,000 shares of $.01 par
         value; none issued                                                                   -                      -
     Common stock - authorized, 200,000,000 shares of
         $.01 par value; issued and outstanding, 75,794,435 shares at
         December 31, 1998 and 63,351,616 at December 31, 1997                              758                    634
     Additional paid-in capital                                                       1,005,797                773,475
     Accumulated other comprehensive income                                             (18,776)                (1,505)
     Cumulative earnings                                                                277,220                243,430
     Cumulative distributions to shareholders                                          (442,896)              (312,140)
                                                                                     ----------             ----------
     Total shareholders' equity                                                         822,103                703,894
                                                                                     ----------             ----------
     Total liabilities and shareholders' equity                                      $4,851,152             $5,849,110
                                                                                     ==========             ==========




The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                                             Years ended December 31,
                                                                                       -------------------------------------
                                                                                           1998           1997       1996
                                                                                       ------------     --------   ---------
REVENUES
     Interest income
          Loans held for sale
               Mortgages-prime                                                              $115,091    $ 56,148   $ 42,436
               Mortgages-subprime                                                             27,737      12,752     15,310
               Manufactured housing                                                           16,178       9,184      2,259
               Home improvement                                                               18,333       1,727          -
                                                                                            --------    --------   --------
                                                                                             177,339      79,811     60,005
          Other loans
               Loans held for investment                                                     101,893     125,174     95,545
               Construction
                   Builder                                                                    77,226      54,498     23,338
                   Consumer                                                                   43,523      20,368      6,820
                                                                                            --------    --------   --------
                                                                                             120,749      74,866     30,158

               Income property                                                                 8,922         131          -
               Revolving warehouse lines of credit                                            44,452      24,801     15,523
                                                                                            --------    --------   --------
                                                                                             276,016     224,972    141,226

          Mortgage securities                                                                 42,252      25,250     10,504
          Collateral for collateralized mortgage obligations                                  14,675      20,202     22,648
          Advances to IndyMac Operating                                                       17,381      10,075      7,676
          Other                                                                                1,162         591        244
                                                                                            --------    --------   --------
               Total interest income                                                         528,825     360,901    242,303

     Interest expense
          Repurchase agreements and other credit facilities                                  334,666     217,492    131,389
          Collateralized mortgage obligations                                                 15,163      19,363     22,478
          Senior unsecured notes                                                               5,530       5,517      5,498
                                                                                            --------    --------   --------
               Total interest expense                                                        355,359     242,372    159,365

     Net interest income                                                                     173,466     118,529     82,938

     Provision for loan losses                                                                35,892      18,622     12,991
                                                                                            --------    --------   --------

               Net interest income after provision for loan losses                           137,574      99,907     69,947

     Equity in earnings (loss) of IndyMac Operating                                          (58,232)     18,414     19,533
     Net gain (loss) on mortgage loans and securities                                        (19,088)        997       (906)
     Loss on sale of assets                                                                   (2,178)          -          -
     Other income                                                                              5,000       7,318      3,376
                                                                                            --------    --------   --------
               Net revenues                                                                   63,076     126,636     91,950

EXPENSES
     Salaries and related                                                                     19,616      12,943      9,940
     General and administrative                                                                9,670       8,992      4,262
     Management fees to affiliate                                                                  -       4,406      8,761
     Non-recurring charges                                                                         -      76,000          -
                                                                                            --------    --------   --------
               Total expenses                                                                 29,286     102,341     22,963
                                                                                            --------    --------   --------
NET EARNINGS                                                                                $ 33,790    $ 24,295   $ 68,987
                                                                                            ========    ========   ========

EARNINGS  PER SHARE
     Basic EPS                                                                                 $0.48       $0.43      $1.51
     Diluted EPS                                                                               $0.48       $0.43      $1.50


The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)

                                                                   Years ended December 31,
                                              ----------------------------------------------------------------------
                                                      1998                      1997                      1996
                                              ----------------------   ---------------------   ---------------------
Cumulative earnings
     Balance, beginning of year               $  243,430                $ 219,135              $ 150,148
     Net earnings                                 33,790    $ 33,790       24,295    $24,295      68,987    $ 68,987
                                              ----------                ---------              ---------
           Balance, end of year                  277,220                  243,430                219,135

Cumulative distribution to shareholders
     Balance, beginning of year                 (312,140)                (216,315)              (149,398)
     Dividends paid                             (130,756)                 (95,825)               (66,917)
                                              ----------                ---------              ---------
           Balance, end of year                 (442,896)                (312,140)              (216,315)

Accumulated other comprehensive
   income (loss)
     Balance, beginning of year
          IndyMac REIT                            (2,006)                  (7,166)                 4,694
          IndyMac Operating                          501                   (8,427)                 2,898
     Unrealized gain (loss) on securities
          IndyMac REIT                                       (16,360)                  5,160                 (11,860)
          IndyMac Operating, net of tax                         (911)                  8,928                 (11,325)
                                                            --------                 -------                --------
     Other comprehensive income                  (17,271)    (17,271)      14,088     14,088     (23,185)    (23,185)
                                              ----------    --------    ---------    -------   ---------    --------
     Comprehensive income                                   $ 16,519                 $38,383                $ 45,802
                                                            ========                 =======                ========
           Balance, end of year
             IndyMac REIT                        (18,366)                  (2,006)                (7,166)
             IndyMac Operating                      (410)                     501                 (8,427)

Common stock
     Balance, beginning of year                      634                      502                    424
     Common stock issued                             113                      129                     74
     Common stock options exercised                   11                        3                      4
                                              ----------                ---------              ---------
           Balance, end of year                      758                      634                    502

Additional paid-in capital
     Balance, beginning of year                  773,475                  490,695                353,965
     Director's and officer's notes
       receivable                                 (9,912)                       -                      -
     Deferred compensation                        (6,087)                       -                      -
     Common stock issued                         228,668                  278,404                132,982
     Common stock options exercised               19,653                    4,376                  3,748
                                              ----------                ---------              ---------
           Balance, end of year                1,005,797                  773,475                490,695

                Total shareholders' equity    $  822,103                $ 703,894              $ 478,424
                                              ==========                =========              =========




The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                Years ended December 31,
                                                                                     ----------------------------------------------
                                                                                           1998             1997           1996
                                                                                     ----------------   ------------   ------------
Cash flows from operating activities:
     Net earnings                                                                       $     33,790    $    24,295    $    68,987
     Adjustments to reconcile net earnings
           to net cash provided by (used in) operating activities:
               Amortization and depreciation                                                  51,969         29,144         24,911
               Provision for loan losses                                                      35,892         18,622         12,991
               Equity in (earnings) loss of IndyMac Operating                                 58,232        (18,414)       (19,533)
               Unrealized (gain) loss on trading securities                                   19,088         (2,206)             -
               Issuance of common stock as settlement of management contract                       -         72,000              -
     Purchases of mortgage loans held for sale                                           (11,695,094)    (4,912,560)    (3,872,783)
     Sale of and payments from mortgage loans held for sale                               11,443,586      4,210,331      3,646,046
     Net purchases of manufactured housing loans held for sale                               (10,702)      (134,510)       (74,949)
     Purchases of trading securities                                                        (152,947)       (70,740)       (17,369)
     Sale of and payments on trading securities                                               92,257          4,044              -
     Net (increase) decrease in other assets                                                  30,784        (54,789)        (5,758)
     Net increase in other liabilities                                                         5,141         14,790          4,972
                                                                                        ------------    -----------    -----------
          Net cash (used in) operating activities                                            (88,004)      (819,993)      (232,485)

Cash flows from investing activities:
     Purchases of mortgage loans held for investment                                        (324,184)    (1,086,583)      (207,825)
     Payments and sales from mortgage loans held for investment                            1,623,935        601,245        297,709
     Net increase in construction loans receivable                                          (494,519)      (572,997)      (333,011)
     Purchases of mortgage securities                                                       (634,124)      (356,808)      (118,783)
     Sales and payments of mortgage securities                                               927,456         80,704              -
     Net (increase) decrease in revolving warehouse lines of credit                           67,469       (262,026)       (60,927)
     Investment in IndyMac Operating, net of dividends received                                    -              -         24,750
     Net (increase) decrease in manufactured housing loans held for investment                 4,781         (4,387)       (25,822)
     (Increase) decrease in advances to IndyMac Operating                                   (153,237)        12,236        (46,561)
     Payments from collateral for collateralized mortgage obligations                         81,298         43,529         46,204
                                                                                        ------------    -----------    -----------
          Net cash provided by (used in) investing activities                              1,098,875     (1,545,087)      (424,266)

Cash flows from financing activities:
     Net increase (decrease) in repurchase agreements and other credit
          facilities                                                                      (1,043,442)     2,294,974        493,675
     Net proceeds from issuance of common stock                                              232,446        210,912        136,808
     Cash dividends paid                                                                    (130,756)       (95,825)       (66,917)
     Proceeds from issuance of collateralized mortgage obligations                                 -              -        146,152
     Principal payments on collateralized mortgage obligations                               (81,980)       (43,755)       (48,566)
                                                                                        ------------    -----------    -----------
          Net cash provided by (used in) financing activities                             (1,023,732)     2,366,306        661,152

Net increase (decrease) in cash and cash equivalents                                         (12,861)         1,226          4,401
Cash and cash equivalents at beginning of period                                              13,676         12,450          8,049
                                                                                        ------------    -----------    -----------
Cash and cash equivalents at end of period                                              $        815    $    13,676    $    12,450
                                                                                        ============    ===========    ===========

     Supplemental cash flow information:
         Cash paid for interest                                                        $    356,174    $   218,122    $   156,880
                                                                                        ============    ===========    ===========


     Supplemental disclosure of non-cash activity:

          In 1996, $154.6 million of mortgage loans held for investment were transferred to collateral for CMOs in association with the issuance of a CMO.

The accompanying notes are an integral part of these statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of IndyMac Mortgage Holdings, Inc. and Subsidiaries, ("IndyMac REIT") are prepared in conformity with generally accepted accounting principles ("GAAP"). The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

1.   Financial Statement Presentation

     The consolidated financial statements include the accounts of IndyMac REIT and its qualified REIT subsidiaries. The third party lending activities are primarily conducted through IndyMac, Inc. ("IndyMac Operating"), a taxable affiliate of IndyMac REIT established in 1993. IndyMac REIT owns all the preferred non-voting stock and has a 99% economic interest in IndyMac Operating. Accordingly, IndyMac REIT's investment in IndyMac Operating is accounted for under a method similar to the equity method because IndyMac REIT has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by IndyMac REIT's share of earnings or losses and decreased by dividends received. References to the "Company" mean the parent company, its consolidated subsidiaries, and IndyMac Operating and its consolidated subsidiaries. All significant intercompany balances and transactions with IndyMac REIT's consolidated subsidiaries have been eliminated in consolidation of IndyMac REIT.

     Certain reclassifications have been made to the financial statements for the years ended December 31, 1997 and 1996 to conform to the December 31, 1998 presentation.

2.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

3.   Loans Held for Sale

     Mortgage, manufactured housing and home improvement loans held for sale, consisting primarily of one to four family residential units, are carried at the lower of cost or market, computed by the aggregate method by asset type. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility and, if appropriate, previously accrued interest is reversed.

     Pursuant to the Master Forward Commitment and Services Agreement between IndyMac REIT and IndyMac Operating, all loans purchased by IndyMac REIT for which a REMIC transaction, securitization or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price for which the loans were acquired by IndyMac REIT. Fair value is therefore equal to the commitment price which is the carrying value of the loans. At present, IndyMac REIT does not sell any loans to entities other than IndyMac Operating.

4.   Loans Held for Investment, Net

     IndyMac REIT purchases certain mortgage and manufactured housing loans to be held as long-term investments. In addition IndyMac REIT may, pursuant to its forward commitment contract with IndyMac Operating, transfer loans held for sale to the "held for investment" designation.

     Such transfers are recorded at the lower of cost or market on the date of transfer. The resulting market discount is amortized to interest income over the estimated life of the loan using a level-yield method. Loans are classified as held for investment based on management's intent and ability to hold the loans for the foreseeable future.

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

5.   Construction Loans

     Construction loans are carried at amortized cost. Construction loans include deferred loan fees, premiums and discounts, and commissions paid, which are amortized over the life of the loans to interest income. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.

6.   Collateral for Collateralized Mortgage Obligations

     Collateral for collateralized mortgage obligations ("CMOs"), consisting of mortgage loans and mortgage-backed securities, is carried at the outstanding principal balances, net of unamortized purchase discounts or premiums. Also included in collateral for CMOs are guaranteed investment contracts ("GICs") held by trustees and accrued interest receivable related to CMO collateral.

7.   Mortgage Securities

     Mortgage securities consist primarily of AAA rated interest-only securities, subordinated securities, residual securities, adjustable-rate agency securities and senior securities.

     In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", ("SFAS 134"). This Statement requires mortgage-banking enterprises to classify as trading securities any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also requires mortgage-banking enterprises to classify mortgage-backed securities of loans previously held for sale, based on its ability and intent to hold the securities. IndyMac REIT adopted SFAS 134 on December 31, 1998 and, as a result, reclassified all of its trading securities to available for sale. The fair value of the portfolio which was reclassified by IndyMac REIT was $109.3 million.

     Estimated fair value is determined based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Such assumptions are estimates and may change in the near term as interest rates or economic conditions change.

     Unrealized gains and losses resulting from fair value adjustments on mortgage securities identified as available for sale are excluded from earnings and reported as a separate component of comprehensive income in shareholders' equity. IndyMac REIT evaluates the recoverability of interest-only securities classified as available for sale by computing the present value of estimated future cash flows, using current estimates for prepayment rates, discounted at a risk-free rate of return. An impairment write-down to fair value is charged to earnings for those securities whose amortized cost exceeds the present value at the risk-free rate. IndyMac REIT estimates future prepayment rates based upon current interest rate levels, collateral seasoning, and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. Unrealized gains and losses from fair value adjustments on mortgage securities identified as trading are included in earnings.

8.   Allowance for Loan Losses

     IndyMac REIT maintains an allowance for possible credit losses on its loan portfolios. Additions to the allowance are based on an assessment of certain factors, including but not limited to estimated inherent losses on the loans, general economic conditions, and trends in portfolio volume, composition, borrower credit quality, maturity and delinquency. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a reduction to the allowance. Subsequent recoveries of items previously charged off are credited to the allowance.

9.   Collateralized Mortgage Obligations and Deferred Issuance Costs

     CMOs are carried at their outstanding principal balances, net of unamortized original issue costs. Also included in CMOs is accrued interest payable on such obligations. Issuance costs have been deferred and are amortized to expense over the estimated life of the CMOs using an effective interest method or methods which approximate the effective interest method. Unamortized deferred issuance costs are included in other assets in IndyMac REIT's consolidated balance sheets.

10.  Interest Rate Swap Agreements

     IndyMac REIT utilizes interest rate swap agreements to synthetically fix the interest rate and term of certain repurchase agreements to help mitigate the interest rate risk inherent in its portfolio of loans held for investment. The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to net interest income. The related amount payable to or receivable from counterparties is included in either other assets or accrued liabilities.

11.  Income Taxes

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

12.  Earnings Per Share

     The FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which is effective for fiscal years ending after December 15, 1997 and requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, which were 69,982,709, 56,124,537 and 45,643,885 for 1998, 1997 and 1996, respectively. Diluted earnings per share takes into consideration common shares outstanding and potentially dilutive common shares, such as stock options. The weighted average number of common shares outstanding for diluted earnings per share were 70,092,019, 56,453,634 and 45,805,509 for 1998, 1997 and 1996,
     respectively. All earnings per share have been restated, as necessary.

13.  Stock-Based Compensation

     On January 27, 1998, IndyMac REIT's Board of Directors approved the 1998 Plan (the "Plan") which allows for the grant of various types of awards (the "Award") including, but not limited to, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, and stock bonuses to employees (including officers and directors) of IndyMac REIT, IndyMac Operating, and their respective subsidiaries or affiliates and certain consultants or advisors to IndyMac REIT, IndyMac Operating, and their respective subsidiaries or affiliates. Awards are granted based upon the fair market value of IndyMac REIT's stock on the grant date.

     IndyMac REIT accounts for stock awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), which allows companies to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date. The effect on net income and earnings per share, had the Company adopted the expense recognition provisions of SFAS 123, are shown in Note N - Benefit Plans.

14.  Recent Accounting Pronouncements

     The Company implemented the disclosure provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"), which was effective for periods beginning after December 15, 1997. This statement requires disclosure of financial information about the Company's operating segments. Operating segments are components of an enterprise about which separate financial information is available, and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Since SFAS 131 provides for informative disclosure, implementation did not impact 1998 net earnings and earnings per share, and will not impact previously reported or future net earnings or earnings per share.

The Company implemented the disclosure provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"), effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 provides informative disclosure but does not change the measurement or recognition of those plans, and as such, it did not impact 1998 net earnings or earnings per share and will not impact previously reported or future net earnings and earnings per share.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is required to be adopted by January 2000, with earlier adoption permitted. The Company is currently in the process of determining the impact of the adoption of SFAS 133.

The Company implemented SFAS 134 which is effective for fiscal periods beginning after December 15, 1998. This Statement requires mortgage banking enterprises to classify as trading securities any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also requires mortgage banking enterprises to classify mortgage-backed securities of loans previously held for sale, based on its ability and intent to hold the securities. The adoption of SFAS 134 had no impact on 1998 net earnings and earnings per share as all securities reclassified were trading and required, under prior accounting pronouncements, mark-to-market adjustments affecting earnings and earnings per share. The future impact of this pronouncement will be to record normal fluctuations in the fair market value of these securities as adjustments to shareholders' equity.

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

For tax purposes, the transaction represents a tax-free exchange of shares with CCR; accordingly, the transaction did not have a material effect on IndyMac REIT's taxable income.

NOTE C - LOANS HELD FOR SALE, NET

Substantially all of the loans purchased by IndyMac REIT are fixed-rate and adjustable-rate nonconforming loans secured by first liens on single-family residential properties. Approximately 43% of the principal amount of loans held for sale at December 31, 1998 were collateralized by properties located in California. In 1998, IndyMac REIT purchased loans held for sale with an aggregate principal balance of $12.1 billion and sold loans with an aggregate principal balance of $11.8 billion to IndyMac Operating.

NOTE D - LOANS HELD FOR INVESTMENT, NET

Loans held for investment, net at December 31, 1998 and 1997 were $668.5 million and $1.8 billion, respectively. As of December 31, 1998, outstanding principal balances included $427.2 million of adjustable-rate loans, $234.5 million of fixed rate loans and $26.1 million in manufactured housing loans. As of December 31, 1997, outstanding principal balances included $1.6 billion of adjustable-rate loans, $180.0 million of fixed-rate loans and $29.1 million in manufactured housing loans. In response to the unforeseen fourth quarter 1998 market disruption, IndyMac REIT sold $443.6 million of whole loans from its held for investment portfolio to increase liquidity. The weighted average coupon on loans held for investment increased to 8.4% in 1998 from 7.9% in 1997. Included in loans held for investment at December 31, 1998 are $39.3 million of loans on which interest income was not accruing due to the non-performing status of such loans. Non-performing loans at December 31, 1997 totaled $47.0 million.

NOTE E - CONSTRUCTION LOANS

IndyMac REIT's construction lending program consists of CLCA which provides construction, builder custom home, model home, construction-to-permanent, acquisition and development lot loan financing on a nationwide basis to builders, and IndyMac CLD which generally provides the same products as CLCA to IndyMac Operating's third party customers. The carrying amount of builder construction loans was $799.7 million and $603.8 million at December 31, 1998 and 1997, respectively. The carrying amount of consumer construction loans was $468.7 million and $327.0 million at December 31, 1998 and 1997, respectively.

NOTE F - ALLOWANCE FOR LOAN LOSSES

IndyMac REIT's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and IndyMac REIT's ongoing examination process. The allowance for loan losses of $50.1 million is considered adequate to cover losses inherent in the loan portfolio at December 31, 1998. However, no assurance can be given that IndyMac REIT will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses.

The table below summarizes the changes to the allowance for estimated loan losses:

(Dollars in thousands)
                                                                                  1998               1997             1996
                                                                                --------           -------           -------
Balance at January 1                                                            $ 26,682           $15,264           $ 4,331
Provision for the year                                                            35,892            18,622            12,991
Charge-offs, net of recoveries                                                   (12,462)           (7,204)           (2,058)
                                                                                --------           -------           -------
Balance at December 31                                                          $ 50,112           $26,682           $15,264
                                                                                ========           =======           =======

NOTE G - MORTGAGE SECURITIES

The following table summarizes the amortized cost and estimated fair value of mortgage securities classified as available for sale, and the estimated fair value of mortgage securities classified as trading, as of December 31, 1998 and 1997. Contractual maturities on the mortgage securities range from 10 to 30 years.

(Dollars in thousands)                                                    December 31, 1998            December 31, 1997
                                                                         ------------------        --------------------------
                                                                            Available-                             Available-
                                                                              for-sale              Trading          for-sale
                                                                            ----------             -------        ----------
Amortized cost                                                                $253,398              $93,199          $467,252
Gross unrealized gains                                                             317                    -             5,711
Gross unrealized losses                                                        (18,683)                   -            (7,717)
                                                                              --------              -------          --------
Estimated fair value                                                          $235,032              $93,199          $465,246
                                                                              ========              =======          ========

At December 31, 1998, mortgage securities included $132.2 million of AAA rated interest-only securities, $58.1 million of residual securities, $37.0 million of agency securities, $1.1 million in subordinated securities and $6.6 million in other investment grade securities. As of December 31, 1998 and 1997, all of IndyMac REIT's mortgage securities were pledged as collateral under repurchase agreements.

Prepayment speed assumptions used to value the Company's AAA interest-only securities portfolio are based primarily on historical experience, collateral coupon and seasoning. At December 31, 1998, the average constant prepayment rate assumption over the next twelve months approximated 33%. In addition, these valuations incorporated weighted average discount rates ranging from 10% to 12%.

The fair value for IndyMac REIT's residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and using current expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. IndyMac REIT maintains a model that evaluates the default rate on the residual securities' collateral, considering such factors as loss experience, delinquencies, loan to value ratio, borrower credit scores and property type. As of December 31, 1998, the weighted average discount rate ranged from 15% to 20%, and the average constant prepayment rate approximated 25%.

NOTE H  -  COLLATERAL FOR CMOs

Collateral for CMOs consists primarily of fixed-rate mortgage loans, secured by first liens on single-family residential real estate, and mortgage-backed securities. All principal and interest on the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available for payment on the CMOs. Credit risk on the mortgage loans is minimized to an extent, under a pool insurance policy provided by a private mortgage insurer on certain of the CMOs. Furthermore, IndyMac REIT's mortgage-backed securities pledged to secure CMOs are guaranteed as to the repayment of principal and interest of the underlying mortgages by Freddie Mac. The maximum amount of credit risk related to IndyMac REIT's investment in mortgage loans is represented by the outstanding principal balance of the mortgage loans plus accrued interest. The weighted average coupon on collateral for CMOs was 7.6% at both December 31, 1998 and 1997.

NOTE I - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES

Repurchase agreements and other credit facilities consisted of the following at December 31, 1998 and 1997:

(Dollars in thousands)

                                                  1998              1997
                                               ----------        ----------
Repurchase agreements                          $2,942,270        $4,410,798
Revolving credit facility                         659,279           415,858
Commercial paper conduit                          184,000                 -
                                               ----------        ----------
                                               $3,785,549        $4,826,656
                                               ==========        ==========

Repurchase Agreements

In April 1998, the Company renewed a repurchase facility with Merrill Lynch, Pierce, Fenner & Smith, Inc. and certain of its affiliates, in an aggregate committed principal amount of $2.0 billion, and uncommitted amounts to be determined upon mutual agreement. The agreement is committed for a period of at least two years from the date of execution and currently permits the Company to finance its third party lending operations, mortgage portfolio, warehouse lending, construction lending and manufactured housing lending assets and operations. The repurchase facility carries a floating rate of interest based on the London Interbank Offered Rates ("LIBOR"), plus an applicable margin, which varies by the type of asset financed. The Company is permitted to borrow additional uncommitted amounts under this repurchase facility, and as of December 31, 1998, the total balance of outstanding loans from Merrill Lynch was $2.8 billion, of which $2.4 billion were outstanding borrowings by IndyMac REIT.

In June 1998, the Company renewed a repurchase facility with PaineWebber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits the Company to finance its third party lending operations, warehouse lending and mortgage portfolio assets and operations. Such repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of repurchase facility. The Company is permitted to borrow additional uncommitted amounts under this repurchase facility, and as of December 31, 1998, the total balance of outstanding loans from PaineWebber Real Estate Securities, Inc. was $488 million, of which $463 million were outstanding borrowings by IndyMac REIT.

At December 31, 1998, substantially all of the Company's mortgage loans, manufactured housing loans, home improvement loans, and revolving warehouse lines of credit were pledged to secure the Company's borrowings under repurchase facilities. The amount outstanding at December 31, 1998 under IndyMac REIT's repurchase facilities was $3.1 billion. These facilities generally reprice on an overnight to one month basis.

IndyMac Operating may borrow under each of the Company's agreements as a co-borrower. As a condition of this co-borrower agreement, IndyMac REIT obtains from IndyMac Operating a guarantee fee equal to 75 basis points. As of December 31, 1998, IndyMac Operating had $787 million outstanding under repurchase agreements.

These repurchase agreements bear interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. For the months ending December 31, 1998 and 1997, the weighted average borrowing rate on these repurchase agreements was 5.9% and 6.2%, respectively. None of the counterparties is affiliated with the Company. At December 31, 1998, the Company was in compliance with all material representations, warranties and covenants under its repurchase agreements.

Revolving Credit Facility

In May 1995, the Company entered into a two-year committed credit facility with a syndicate of nine commercial banks led by First Union National Bank. This facility primarily finances mortgage loans, construction loans, and servicing and master servicing assets. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed. On February 25, 1998, the Company amended this facility, by among other things, increasing the available committed borrowings from $500 million to $900 million, expanding the types of collateral which can be financed thereunder and extending the term of the commitment to three years. For the months ending December 31, 1998 and 1997, the weighted average borrowing rate under this facility was 5.3% and 6.5%, respectively. At December 31, 1998, the Company was in compliance with all material representations, warranties and covenants under this revolving credit facility. IndyMac Operating may borrow under this facility as a co-borrower.
As of December 31, 1998, IndyMac Operating had $89 million outstanding in borrowings under this facility.

Commercial Paper Conduit

In December 1998, IndyMac REIT entered into a $200 million commercial paper conduit facility with Bank of America (formerly NationsBank). This facility finances residential builder construction loans at a floating interest rate based on the prevailing commercial paper market.

NOTE J - COLLATERALIZED MORTGAGE OBLIGATIONS

Collateralized mortgage obligations are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collectively also held investments in GICs amounting to $2.1 million and $2.4 million on the CMO collateral as of December 31, 1998 and 1997, respectively, as additional collateral which is legally restricted to use in servicing the CMOs. The trustees collect principal and interest payments on the underlying collateral, reinvest such amounts in the GICs, and make corresponding principal and interest payments on the CMOs to the bondholders. Each series is subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series may occur earlier than its stated maturity, which ranges from the year 2000 to 2025.

The weighted average coupon on CMOs was 7.2% and 7.3% at December 31, 1998 and 1997, respectively. IndyMac REIT's investment in CMO residuals amounted to $22 million and $24 million at December 31, 1998 and 1997, respectively.

NOTE K - SENIOR UNSECURED NOTES

In October 1995, the Company completed the private placement of senior unsecured notes in the aggregate amount of $60.5 million with certain institutional lenders. The notes bear interest at 8.9% and mature October 15, 2002. The notes require principal repayment in three equal installments of $20.2 million on October 15 in each of 2000, 2001 and 2002. The notes are carried net of discount and issuance costs which are amortized to interest expense over the life of the notes using the interest method. The effective interest rate on the notes, including discount and costs of issuance is 9.2%.

NOTE L - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the various classes of financial instruments held by IndyMac REIT as of December 31, 1998 and 1997.
The estimated fair value amounts have been determined by IndyMac REIT using available market information and valuation methodologies which the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(Dollars in thousands)                                                      December 31, 1998                    December 31, 1997
                                                             -------------------------------------------------   -----------------
                                                              Carrying           Estimated         Carrying          Estimated
                                                                Amount          Fair Value           Amount          Fair Value
                                                             ---------         -----------        ---------         -----------
Assets:
     Loans held for sale                                    $1,555,656         $1,555,656       $1,458,271         $1,458,271
     Loans held for investment
          Mortgage loans                                       643,551            672,585        1,801,014          1,832,161
          Manufactured housing loans                            24,972             26,115           30,033             30,169
     Construction loans receivable                           1,447,203          1,447,203          946,806            946,806
     Warehouse lines of credit                                 443,946            443,946          512,458            512,458
     Mortgage securities                                       235,032            235,032          558,445            558,445
     Collateral for CMO's                                      162,726            166,035          245,474            248,422
Liabilities:
     Repurchase agreements and other credit
        facilities                                           3,785,549          3,785,549        4,826,656          4,826,656
     Collateralized mortgage obligations                       140,810            143,868          221,154            222,269
     Senior unsecured notes                                     60,031             65,094           59,888             63,504

Off-balance sheet gains (losses):
     Interest rate swaps                                             -               (186)               -               (284)

The fair value estimates as of December 31, 1998 and 1997 are based on pertinent information available to management as of those dates. The estimates have not been comprehensively reevaluated or updated since those dates for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by IndyMac REIT in estimating fair values:

Loans Held for Sale. In connection with the Master Forward Commitment and Services Agreement between IndyMac REIT and IndyMac Operating, whereby mortgage loans originally purchased by IndyMac REIT are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT, carrying value is equivalent to estimated fair value.

Loans Held for Investment. Fair value is estimated using either prices offered by the Company for similar types of loans or quoted market prices from dealers and brokers for similar types of loans.

Construction Loans and Warehouse Lines of Credit. Fair values approximate the carrying amounts of each of the aforementioned assets due to their respective short-term nature or short-term repricing characteristics.

Mortgage Securities. Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and prepayment expectations for securities with the same or similar characteristics.

Collateral for CMOs. Fair value is estimated using either offer prices by the Company for similar types of loans or quoted market prices from dealers and brokers for loans and for securities backed by similar types of loans.

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

Repurchase Agreements and Other Credit Facilities. Fair values approximate the carrying amounts for repurchase agreements with remaining maturities of one year or less.

Collateralized Mortgage Obligations. Fair value is estimated using cash flow analyses based on current interest rates and prepayment expectations.

Senior Unsecured Notes. Fair values are estimated by discounting future cash flows using rates currently available to IndyMac REIT for debt with similar terms and remaining maturities.

Short-Term Commitments to Extend Credit. There are currently no commitment fees associated with IndyMac REIT's lines of credit extended under the warehouse lending program. Accordingly, these commitments do not have an estimated fair value.

Commitments to Purchase and Sell Loans. There is no fair value of commitments to purchase loans as all loans committed for purchase by IndyMac REIT are committed for sale to IndyMac Operating at IndyMac REIT's purchase price.

Interest Rate Swaps. Fair value is estimated using discounted cash flow analyses based on current market yields for similar instruments and remaining maturities.

NOTE M - COMMITMENTS AND CONTINGENCIES - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following types of commitments were outstanding at year-end:

Commitments to Purchase and Sell Loans. As of December 31, 1998 and 1997, IndyMac REIT had entered into commitments to purchase loans totaling $498 million and $743 million, respectively, subject to origination or acquisition of such loans by various approved originators. In addition, as of December 31, 1998 and 1997, IndyMac REIT had committed to sell $2.1 billion and $2.2 billion, respectively, of loans to IndyMac Operating. After the purchase and sale of the loans, IndyMac REIT's exposure to credit loss in the event of nonperformance by the mortgagor is limited.

NOTE M - COMMITMENTS AND CONTINGENCIES - FINANCIAL INSTRUMENTS WITH OFF - BALANCE SHEET RISK (CONTINUED)

Construction Lending Credit Commitments. At December 31, 1998 and 1997, IndyMac REIT had aggregate undisbursed construction loan commitments totaling $1.1 billion and $888 million, respectively.

Revolving Warehouse Credit Commitments. IndyMac REIT's warehouse lending program provides secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the loans until they are sold to permanent investors. At December 31, 1998 and 1997, IndyMac REIT had extended lines of credit under this program in the aggregate amount of $1.1 billion and $768 million, respectively, of which $447 million and $512 million, respectively, was outstanding.

Interest Rate Swaps. As of December 31, 1998 and 1997, IndyMac REIT has one interest rate swap agreement with certain securities dealers with a combined notional amount of $25 million. The effect of these agreements is to convert a portion of short-term repurchase agreement financing to a medium-term fixed rate borrowing facility. IndyMac REIT pays a weighted average fixed interest rate of 6.2% and receives a floating interest rate based on the one month LIBOR. The weighted average floating rate at December 31, 1998 was 5.6%. This contract expires in October 1999.

NOTE N - BENEFIT PLANS

Stock Option Plans

IndyMac REIT has two stock option plans (the "Plans") that provide for the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance stock awards, and stock bonuses to employees of the Company (including officers and directors). Options are granted at the average market price of the Company's common stock on the date of grant, and vest over varying periods beginning at least one year from the date of grant, and expiring five or ten years from date of grant.

Under IndyMac REIT's 1998 Stock Option Plan ("1998 Plan"), 473,287 restricted stock awards were granted (of which 161,278 restricted stock awards were granted to IndyMac Operating employees during 1998), for a fair market value of $7.3 million and a weighted average share price of $15.45. As of December 31, 1998 there were 465,821 awards outstanding. Awards forfeited during 1998 were 7,466. Paid-in capital in excess of par and unearned compensation was recorded for the fair market value of the awards issued. Unearned compensation is being amortized to compensation expense over the vesting period, not exceeding five years, and is shown as a reduction in shareholders' equity. Total compensation expense for IndyMac REIT during 1998 related to these awards was $432,000.

On December 14, 1998, the Company repriced 2,895,326 stock options. At the repricing date, approximately 50% of such stock options were repriced at $9.78 or fair market value, 25% of such stock options were repriced at $12.22 or 125% of fair market value, and the remaining 25% of such stock options were repriced at $14.67 or 150% of fair market value. Management believes such repricing was necessary to preserve the incentive originally intended, and was in response to the decline in the Company's stock price precipitated by the market disruption in the fourth quarter 1998 which negatively affected substantially all mortgage companys' stock prices. In accordance with the provisions of SFAS 123, the fair value compensation cost of the repriced options was included in the determination of pro forma earnings for 1998 presented below.

As of December 31, 1998, options to purchase 820,574 shares were exercisable. Additionally, there were 5,772,431 shares reserved for options outstanding and future award grants under the plans as of December 31, 1998. Stock option transactions for the years ended December 31, 1998, 1997 and 1996, respectively, are summarized as follows:


                                                                                      Number of Shares
                                                                       ----------------------------------------------------
                                                                           1998                1997                1996
                                                                       ------------         -----------         -----------
Options outstanding at beginning of year                                 2,610,791           1,493,839             801,665
     Options granted                                                     4,833,200           1,517,969           1,163,247
     Options exercised                                                  (1,081,225)           (312,612)           (403,421)
     Options canceled                                                   (3,202,242)            (88,405)            (67,652)
                                                                        ----------           ---------           ---------
Options outstanding at end of year                                       3,160,524           2,610,791           1,493,839
                                                                        ==========           =========           =========

                                                                                Weighted Average Exercise Price
                                                                          -----------------------------------------------
                                                                            1998                 1997               1996
                                                                          ---------            --------           -------
Options outstanding at beginning of year                                    $20.03              $16.36             $10.29
      Options granted                                                        16.26               22.51              18.04
      Options exercised                                                      18.18               14.33               9.30
      Options canceled                                                       22.46               20.79              15.36
                                                                            ------              ------             ------
Options outstanding at end of year                                          $12.45              $20.03             $16.36

The following summarizes information about fixed stock options outstanding at December 31, 1998:

                                                  Options Outstanding                            Options Exercisable
                                   ----------------------------------------------------       --------------------------------
                                                            Weighted
                                         Number              Average           Weighted              Number           Weighted
                                    Outstanding            Remaining            Average         Exercisable            Average
           Range of                   At Period          Contractual           Exercise           At Period           Exercise
    Exercise Prices                         End                 Life              Price                 End              Price
    ---------------                   ---------                 ----           --------             -------           --------
$ 8.69 - $ 9.78                       1,446,656                 6.51             $ 9.78             450,264             $ 9.77
$11.63 - $12.22                         724,758                 8.24              12.22              49,500              12.22
$14.63 - $14.67                         722,871                 5.27              14.67             168,512              14.67
$15.50 - $23.94                         266,239                 5.79              21.62             152,298              20.29
                                      ---------                 ----           --------             -------           --------
$ 8.69 - $23.94                       3,160,524                 6.56             $12.45             820,574             $12.88
                                      =========                                                     =======

Had compensation expense been recorded in accordance with SFAS 123, the Company's net after tax earnings and earnings per share would have been as follows:

(Dollars in thousands, except per share data)

                                                                                    Year ended December 31,
                                                                     ---------------------------------------------------
                                                                       1998                   1997                 1996
                                                                       ----                   ----                 ----
Net Earnings
 As reported                                                          $33,790                $24,295             $68,987
 Pro forma                                                             30,041                 21,666              67,796

Basic Earnings Per Share
 As reported                                                          $  0.48                $  0.43             $  1.51
 Pro forma                                                            $  0.43                $  0.39             $  1.49

Diluted Earnings Per Share
 As reported                                                          $  0.48                $  0.43             $  1.50
 Pro forma                                                            $  0.43                $  0.38             $  1.48

The number of options granted to IndyMac Operating employees and included in the above calculation were 1,618,291, 438,589, and 224,760 for 1998, 1997, and 1996,
respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model modified to consider cash dividends to be paid. The following weighted average assumptions were used for grants in 1998, 1997, and 1996, respectively: dividend yield of 8%, 8% and 9%; expected volatility of 21%, 30% and 30%; risk-free interest rates of 4.6%, 6.2% and 6.3% and expected lives of three years for options granted in all three years. The average fair value of options granted during 1998, 1997 and 1996 was $1.08, $3.24 and $2.33, respectively.

Pension Plan

In 1998, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Company's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. The weighted average assumptions used in calculating the Plan's status as of December 31, 1998 were a discount rate of 6.75%, an expected rate of return on Plan assets of 8.00%, and compensation increases of 4.00%. Pension expense was $187,000 for 1998, consisting of a service cost of $157,000, an interest cost of $17,000, and an expected return on Plan assets of $13,000. The accrued benefit cost at December 31, 1998 was $187,000, comprised of an unfunded status of $488,000 offset by unrecognized net actuarial loss of $234,000, and unrecognized prior service cost of $67,000.

NOTE O - RELATED PARTY TRANSACTIONS

IndyMac Operating has a revolving credit facility and term borrowings up to one year with IndyMac REIT whereby funds are advanced to IndyMac Operating primarily to finance assets in which IndyMac Operating invests. As of December 31, 1998 and 1997, advances due to IndyMac REIT from IndyMac Operating totaled $196 million and $118 million, respectively. Such advances bear interest at rates indexed to LIBOR. Interest charged on advances by IndyMac REIT to IndyMac Operating was at a rate of 9.3% at December 31, 1998 and 10.5% at December 31, 1997.

Prior to July 1, 1997, IndyMac REIT operated under an agreement (the "Management Agreement") with CAMC (the "Manager" or "CAMC") to advise IndyMac REIT on various facets of its business and manage its operations, subject to review and supervision by the outside directors on IndyMac REIT's Board of Directors. The Manager had entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for IndyMac REIT as the Manager deemed necessary. For performing these services, the Manager received (1) a base management fee of 0.125% per annum of average invested mortgage-related assets not pledged to secure CMOs and excluding loans held for sale, (2) a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit, and (3) incentive compensation equal to 25% of the amount by which IndyMac REIT's annualized return on equity exceeded the ten-year U.S. Treasury Rate plus 2%. IndyMac REIT paid management fees totaling $4.4 million and $8.8 million for the years ended December 31, 1997 and 1996, respectively.

Prior to July 1, 1997, the Manager incurred many of the operating expenses of the Company, including personnel and related expenses, subject to full reimbursement by the Company. The Company's third party lending operations are primarily conducted by IndyMac Operating and all other operations are primarily conducted by IndyMac REIT. Accordingly, IndyMac Operating incurs the majority of the third party lending operation's costs and IndyMac REIT incurs the other operations' costs.

Prior to July 1, 1997, the Company reimbursed CHL for direct and indirect expenses incurred by CHL on behalf of the Company. Since the allocation of indirect expenses involves some judgment, the following highlights the amounts allocated and the methods used for the six months ended June 30, 1997 and the year ended December 31, 1996:

(Dollars in thousands)

                                                                      1997                 1996
                                                                    -------               -------
                    Data Processing                                  $1,008                $1,549
                    Occupancy                                           936                 1,268
                    Human Resources                                      50                   100
                                                                    -------               -------
                                                                     $1,994                $2,917
                                                                    =======               =======

Data processing and human resource charges were allocated on the basis of the number of employees. Occupancy charges were allocated on the basis of square footage occupied by the Company. The majority of these expenses were allocated to IndyMac Operating as they related primarily to the Company's third party lending operations.

As part of its acquisition of CAMC, the Company entered into a Cooperation Agreement with CCR whereby certain services previously provided to the Company by CCR and its affiliates would be provided during a transition period. The Cooperation Agreement specifies certain costs for the Company to pay CCR for services during the transition period. Between July 1, 1997 and December 31, 1997, the Company incurred $2.2 million of charges from CCR and its affiliates associated with the Cooperation Agreement. In 1998, total expenses incurred under the Cooperation Agreement were $421,000. IndyMac REIT incurred certain other expenses in 1998 related to telephone usage and equipment, and delivery services of $1.1 million which it paid during the year to CCR.

During 1997, the Company entered into a sublease agreement for its corporate headquarters with CCR, while at the same time, CCR subleased space from the Company in the Company's former headquarters. As a result, the Company paid CCR $2.6 million and $1.1 million in 1998 and 1997, respectively, and received $189,000 in 1997 for lease and sublease payments from CCR.

During 1998 and 1997, IndyMac REIT purchased approximately $418.4 million and $2.7 million respectively, in non-conforming mortgage loans from CHL.

In 1987 and 1993, IndyMac REIT entered into servicing agreements appointing CHL as servicer of pools of mortgage loans collateralizing three series of CMOs with outstanding balances of approximately $37.7 million at December 31, 1998. CHL is entitled to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CHL under such agreements were approximately $132,000, $186,000 and $200,000 in 1998, 1997 and 1996, respectively.

CHL is a wholly-owned subsidiary of CCR, a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (symbol: CCR). CCR owned 4,420,860 shares, or 5.8%, of IndyMac REIT's common stock at December 31, 1998. CHL owns all of the common stock and has a 1% economic interest in IndyMac Operating.

The Company, through CLCA, has from time to time made loans to builders of residential construction projects, secured by real property, purchased by such builders from a company doing business as Loeb Enterprises, LLC, in which IndyMac REIT's chairman and former chief executive officer, Mr. David S. Loeb, is a major investor together with his family. The non-family executive managers of Loeb Enterprises, LLC, who run the day-to-day operations of Loeb Enterprises, LLC, own approximately 34% of the equity and profits of that company. Each project is part of a master planned community being developed by Loeb Enterprises, LLC, which includes various amenities.

In connection with two of the real property sales transactions between Loeb Enterprises, LLC and the builders to which CLCA has made construction loans, Loeb Enterprises, LLC has accepted a second mortgage from each builder to partially finance each builder's purchase of real property. As part of CLCA's credit review of each project with a second mortgage, the amount of the second mortgage was considered a part of the equity of the builder in the project. In each case, the second mortgage is subordinate to CLCA's financing facility, although both the CLCA financing facility and the second mortgage are paid down on a unit-by-unit basis.

In the case of each project financed by CLCA, the builder is not affiliated with either the Company or Loeb Enterprises, LLC, the general risk characteristics of the construction loan are comparable to those for similar projects funded by CLCA, and the construction loan facility between CLCA and the builder has been negotiated at arms length on terms consistent with those of similar loans made by CLCA to other unaffiliated builders. Moreover, each credit facility has been approved by the disinterested members of the Board of Directors of IndyMac REIT.

As of December 31, 1998, CLCA had extended nine construction loan facilities to builders secured by property, originally purchased from Loeb Enterprises, LLC, with total dollar commitments of $27.9 million, and total loans outstanding of $12.6 million. Loeb Enterprises, LLC, has posted a bond for the completion of certain infrastructure improvements, such as arterial roads, drainage, and utilities in the portion of the master planned community in which builders are currently building, and these improvements have been substantially completed. In addition, the builders are contractually responsible to the city of Sparks, Nevada for certain other improvements such as roads, drainage, and utilities, within the specific subdivisions of property they have purchased.

In addition to the foregoing loans, in May 1998, CLCA made a land and water rights acquisition loan, secured by among other things, approximately 42,000 acres of real property, to Coyote Springs Investment LLC, a Nevada limited liability company, in which Mr. Loeb and his wife hold a 45% interest and for which Mr. Loeb acts as a managing member. The remaining 55% interest in the limited liability company is held by members who are not affiliated with Mr. Loeb or IndyMac REIT. The loan is personally guaranteed by Mr. Loeb and his wife. The property is intended to be used by the limited liability company to develop a master planned community. The general risk characteristics of the loan are comparable to other loans funded by CLCA, and was negotiated at arms length. Under the terms of the loan, interest is paid monthly, with annual scheduled principal reductions. The original principal loan amount was $11.2 million which amount remained outstanding as of December 31, 1998. The primary source of repayment of the loan is derived from the income generated from the sale of water rights to a local municipality. The terms of the loan have been disclosed to and approved by the disinterested members of the Board of Directors of IndyMac REIT.

NOTE P - SEGMENT REPORTING

On December 31, 1998, the Company adopted SFAS 131. SFAS 131 requires that selected information about the Company's operating segments be disclosed in annual and interim reports. SFAS 131 requires that information reported about each segment be measured on the same basis as the information used internally by the Company. IndyMac REIT reportable operating segments include Mortgage Banking, Investments and Lending.

The Mortgage Banking segment purchases jumbo and non-conforming mortgage loans from third party originators of mortgage loans and also engages in financing manufactured housing loans and home improvement loans. Mortgage loans purchased by IndyMac REIT are generally committed for sale and sold to IndyMac Operating pursuant to the terms of a Master Forward Commitment and Services Agreement. These loans are then securitized through the issuance of mortgage-backed securities in the form of REMICs, or resold in bulk whole loan sales to permanent investors. The Mortgage Banking segment's primary source of income is the net spread between interest earned on loans and the interest cost associated with the borrowings used to finance such loans pending their sale to IndyMac Operating.

The Investment segment invests in residential loans on a long-term basis and also in securities. The Investment segment's principal source of income is the net spread between interest earned on residential loans held for investment and on mortgage securities and the interest cost associated with the borrowings used to finance such assets.

The Lending segment offers a variety of construction term loan programs, residential construction, land and lot loan programs for builders and developers and third party customers through its CLCA, CLD and Income Property divisions. This segment also engages in secured warehouse lending operations. The Lending segment's principal source of income is the net spread between the interest earned on loans and the interest cost associated with the borrowings used to finance such loans.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the segment reporting data includes allocations of certain income and expense accounts of IndyMac REIT in order to present to the reader the operating segments as reviewed and managed by the Company's chief operating decision maker.

IndyMac Operating is accounted for by IndyMac REIT in a method similar to the equity method. At December 31, 1998, the total investment by IndyMac REIT in IndyMac Operating was $279.7 million. For the twelve months ended December 31, 1998 IndyMac Operating contributed a loss of $58.2 million to IndyMac REIT.

Segment information for the years ended Decemer 31, 1998, 1997, and 1996 were as follows:

                                                          Mortgage
(Dollars in thousands)                                     Banking    Investments       Lending    Adjustment   Consolidated
                                                        ----------    -----------       -------    ----------   ------------
1998
   Net interest income                                  $   56,942    $   22,619     $   76,524   $    17,381    $  173,466
   Net revenues                                             44,713       (13,719)        72,933      (40,851)        63,076
   Net earnings (loss)                                      41,462       (16,888)        50,067      (40,851)        33,790

   Assets as of December 31, 1998                       $1,617,588    $1,059,112     $2,091,562      $ 82,890    $4,851,152

1997
   Net interest income                                  $   34,095    $   29,360     $   44,999      $ 10,075    $  118,529
   Net revenues                                             37,040        17,248         43,859        28,489       126,636
   Net earnings (loss)                                      33,466        13,878         24,462      (47,511)        24,295

   Assets as of December 31, 1997                       $1,514,374    $2,663,093     $1,485,928      $185,715    $5,849,110

1996
   Net interest income                                  $   22,907    $   31,428     $   20,927      $  7,676    $   82,938
   Net revenues                                             23,296        20,472         20,973        27,209        91,950
   Net earnings                                             18,327        15,569          7,882        27,209        68,987

   Assets as  of December 31, 1996                      $  710,738    $1,752,251     $  722,461      $170,609    $3,356,059

NOTE Q - SUBSEQUENT EVENTS

On January 22, 1999, the Board of Directors declared a $0.38 cash dividend per share payable on March 8, 1999 to shareholders of record on February 1, 1999.

In January 1999, the Company entered into a one-year committed repurchase facility with Morgan Stanley Mortgage Capital Inc. in an aggregate principal amount of $500 million. The repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by type of asset financed. As of January 31, 1999, the total balance of outstanding loans from this repurchase facility was $285 million.

NOTE R - QUARTERLY FINANCIAL DATA - UNAUDITED

Selected quarterly financial data follows for the years 1998 and 1997:

(Dollars in thousands, except per share data)

                                                                         Three Months Ended
                                              -------------------------------------------------------------------------------
                                                  March 31            June 30           September 30          December 31
                                                  --------            -------           ------------          -----------
1998
   Net revenues                                    $39,037            $42,824             $ 46,140             $(64,925)
   Net earnings (loss)                              32,564             35,932               39,023              (73,729)
   Earnings (loss) per share (2):
        Basic                                       $0.50              $0.53                $0.54               $(0.98)
        Diluted                                      0.50               0.53                 0.54                (0.98)
   Dividends declared                                0.50               0.53                 0.38                 0.38

1997
   Net revenues                                   $28,739            $29,659             $ 32,893             $ 35,345
   Net earnings (loss)                             21,345             22,656              (48,876)              29,170
   Earnings (loss) per share (1):
      Basic                                         $0.42              $0.43               $(0.83)               $0.48
      Diluted                                        0.41               0.42                (0.83)                0.48
   Dividends declared                                0.42               0.43                 0.46                 0.48

(1) Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998
                             (Dollars in thousands)

                    Column A    Column B           Column C              Column D           Column E          Column F
                    --------    --------           --------              --------           --------          --------
                                                                    Principal Amount
                                                                            of Loans
                                                                          Subject to     Amount of
  Range of             Number                        Carrying             Delinquent      Mortgage              Range of
  Carrying                 of       Prior           Amount of           Principal or         Being              Interest
Amounts of              Loans       Liens           Mortgages               Interest    Foreclosed                 Rates
 Mortgages                (1)         (1)         (1-5)(7)(9)                    (1)        (1)(8)                (1)(6)
 ---------          --------       -----            ---------         --------------       -------        --------------
$    0-$50            8,589                        $  253,773               $  3,584       $ 1,007        6.750 - 18.990
    51-100            4,058                           295,461                 14,479         5,271        5.750 - 14.990
   101-150            2,447                           303,878                 16,560         4,493        5.750 - 14.375
   151-200            1,502                           260,851                 17,298         4,872        5.750 - 13.300
   201-250            1,061                           237,981                 18,147         4,453        5.750 - 13.000
   251-300              681                           187,040                  9,507         1,932        6.250 - 12.750
   301-350              351                           114,081                  7,727           954        5.250 - 12.125
   351-400              235                            87,904                  6,729           358        5.375 - 11.125
   401-450              102                            43,526                  3,837           425        6.375 - 12.750
   451-500              116                            55,036                  3,784         1,478        6.200 - 10.875
   501-550               52                            27,444                  1,096             -        6.250 - 11.125
   551-600               61                            34,946                  1,682             -        6.200 - 10.850
   601-650               59                            37,169                  3,123         1,253        6.350 - 11.125
   651-700               17                            11,692                      -             -        5.875 -  8.875
   701-750               16                            11,759                  2,209             -        6.950 - 12.750
   751-800               18                            14,107                    758             -        7.250 -  9.625
   801-850               13                            10,840                  1,671             -        7.250 - 11.625
   851-900               18                            15,785                  2,624             -        7.250 - 10.750
   901-950                6                             5,576                      -             -        7.000 -  9.250
 951-1,000               42                            41,285                  4,875             -        6.350 -  9.875
over 1,000              141           -               271,032                 23,582             -        6.200 - 10.375
                      ------    --------            ----------               --------       -------

                     19,585           -            $2,321,166               $143,272       $26,496
Net premiums                                           18,936
                                                    ----------
                                                   $2,340,102
                                                    ----------

(1) The above amounts are for the Company including both IndyMac REIT and IndyMac Operating.
(2) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(3) Total mortgage loans were comprised of $1,534,392 of mortgage loans held for sale, $661,769 of mortgage loans held for investment, and $125,005 of whole loans pledged as collateral for CMOs.
(4) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1998 is as follows:
     California 48% with no other state comprising more than 7%.
(5)  The aggregate cost for federal income tax purposes is $2,340,102.
(6) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(7) $418.4 million of mortgage loans purchased during 1998 were acquired from CHL, an affiliate of the Company.
(8) Of the total amount of mortgages being foreclosed, $15,850 is related to mortgage loans held for investment,
     $10,350 is related to mortgage loans held for sale and $296 is related to collateral for CMOs.

                                                            The Company                IndyMac REIT Only
                                                         --------------                -----------------
(9)  Balance at beginning of period                         $ 3,228,901                      $  3,189,386
           New mortgage loans                                12,019,278                        12,019,278
                                                            -----------                        ----------
                                                             15,248,179                        15,208,664

          Deductions during period:
           Sales of mortgage loans            11,748,821                         11,828,887
           Collections of principal            1,178,192     12,927,013           1,249,804    13,078,691
                                              ----------    -----------          ----------    -----------

     Balance at close of period                             $ 2,321,166                       $ 2,129,973
                                                            ===========                       ===========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Shareholders
IndyMac, Inc.

We have audited the accompanying consolidated balance sheets of IndyMac, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP



Los Angeles, California
February 26, 1999

                         INDYMAC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           December 31,
                                                                           --------------------------------------------
                                                                                   1998                    1997
                                                                           ---------------------   --------------------
ASSETS

Loans held for sale, net
 Mortgages-prime                                                                     $   90,855               $ 36,220
 Mortgages-subprime                                                                      18,539                 38,697
 Manufactured housing                                                                    27,684                 23,917
 Home improvement                                                                        73,008                      -
                                                                                     ----------               --------
                                                                                        210,086                 98,834

Mortgage securities                                                                     398,094                524,517
Treasury securities                                                                     302,313                 77,152
Mortgage servicing rights                                                               127,229                 72,784
Other assets                                                                             65,074                 47,766
                                                                                     ----------               --------
   Total assets                                                                      $1,102,796               $821,053
                                                                                     ==========               ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                                    $  786,545               $578,763
Due to IndyMac REIT                                                                     196,154                117,917
Income taxes payable                                                                          -                 41,777
Accounts payable and accrued liabilities                                                 35,714                 14,114
                                                                                     ----------               --------
  Total liabilities                                                                   1,018,413                752,571

Shareholders' equity
 Series A preferred stock  authorized, 10,000
   Shares of $.05 par value; issued and
   Outstanding, 9,900 shares                                                                  -                      -
 Common stock  authorized, 10,000 shares
   of $.01 par value; issued and outstanding,
   100 shares                                                                                 -                      -
 Additional paid in capital                                                             108,116                 32,476
 Accumulated other comprehensive income (loss)                                             (414)                   506
 Cumulative earnings                                                                      1,681                 60,500
 Cumulative distributions to shareholders                                              (25,000)               (25,000)
                                                                                     ----------               --------
   Total shareholders' equity                                                            84,383                 68,482
                                                                                     ----------               --------
 Total liabilities and shareholders' equity                                          $1,102,796               $821,053
                                                                                     ==========               ========




The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)



                                                                                    Years ended December 31,
                                                                     -----------------------------------------------------
                                                                            1998               1997             1996
                                                                     ------------------   --------------   ---------------
REVENUES
     Interest income
          Loans held for sale
               Mortgages-prime                                               $   6,761           $ 7,197           $ 3,725
               Mortgages-subprime                                                3,176             5,354             1,130
               Manufactured housing                                              2,464             1,339                 -
               Home improvement                                                  1,597                 -                 -
                                                                             ---------           -------           -------
                                                                                13,998            13,890             4,855

          Mortgage securities                                                   29,733            36,822            35,553
          Treasury securities                                                   12,193               140                 -
                                                                             ---------           -------           -------
               Total interest income                                            55,924            50,852            40,408

     Interest expense
          Repurchase agreements and other credit facilities                     39,830            38,736            30,204
          Advances from IndyMac REIT                                            17,381            10,075             7,676
                                                                             ---------           -------           -------
               Total interest expense                                           57,211            48,811            37,880
                                                                             ---------           -------           -------

     Net interest income (expense)                                              (1,287)            2,041             2,528

     Provision for loan losses                                                     442               152                 -
                                                                             ---------           -------           -------
          Net interest income (expense) after provision
                for loan losses                                                 (1,729)            1,889             2,528

     Net gain on mortgage loans and securities                                   3,238            71,725            51,692
     Servicing fee income                                                        1,587            12,940             8,880
     Loss on sale of assets                                                     (9,316)                -                 -
     Other income                                                               17,200             3,422             1,809
                                                                             ---------           -------           -------
          Net revenues                                                          10,980            89,976            64,909

EXPENSES
     Salaries and related                                                       66,138            32,611            20,562
     General and administrative                                                 47,136            23,903            10,656
     Management fees to affiliate                                                    -               757             2,075
                                                                             ---------           -------           -------
          Total expenses                                                       113,274            57,271            33,293
                                                                             ---------           -------           -------
          Earnings (loss) before income tax provision (benefit)               (102,294)           32,705            31,616

     Income tax provision (benefit)                                            (43,475)           13,898            13,548
                                                                             ---------           -------           -------

NET EARNINGS (LOSS)                                                          $ (58,819)          $18,807           $18,068
                                                                             =========           =======           =======




The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                     Years ended December 31,
                                                ------------------------------------------------------------------
                                                         1998                   1997                    1996
                                                ---------------------  --------------------  ---------------------
Cumulative earnings
     Balance, beginning of year                 $ 60,500                $ 41,693              $ 23,625
     Net earnings (loss)                         (58,819)   $(58,819)     18,807    $18,807     18,068    $ 18,068
                                                --------                --------              --------
          Balance, end of year                     1,681                  60,500                41,693

Cumulative distribution to shareholders
     Balance, beginning of year                  (25,000)                (25,000)                    -
     Dividends paid                                    -                       -               (25,000)
                                                --------                --------              --------
          Balance, end of year                   (25,000)                (25,000)              (25,000)

Accumulated other comprehensive Income (loss)
     Balance, beginning of year                      506                  (8,512)                2,927
     Unrealized gain (loss) on securities                       (920)                 9,018                (11,439)
                                                            --------                -------               --------
     Other comprehensive income (loss)              (920)       (920)      9,018      9,018    (11,439)    (11,439)
                                                --------    --------    --------    -------   --------    --------
     Comprehensive income (loss)                            $(59,739)               $ 9,789               $  6,629
                                                            ========                =======               ========
          Balance, end of year                      (414)                    506                (8,512)

Additional paid-in capital
     Balance, beginning of year                   32,476                  32,476                32,476
     Capital contribution                         75,000                       -                     -
     Deferred compensation                           640                       -                     -
     Common stock issued                               -                       -                     -
     Common stock options exercised                    -                       -                     -
                                                --------                --------              --------
          Balance, end of year                   108,116                  32,476                32,476
                                                --------                --------              --------

                                                --------
                Total shareholders' equity      $ 84,383                $ 68,482              $ 40,657
                                                ========                ========              ========




The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                      Years ended December 31,
                                                                   ------------------------------------------------------------
                                                                          1998                  1997                1996
                                                                   -------------------   ------------------   -----------------
Cash flows from operating activities:
     Net earnings (loss)                                                 $    (58,819)         $    18,807         $    18,068
     Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
          Amortization and depreciation                                       108,051               34,692              57,626
          Net gain on sale of mortgage loans and securities                    (3,238)             (71,725)            (51,692)
          Provision for loan losses                                               442                  152                   -
     Purchases of loans from IndyMac REIT                                 (11,447,302)          (4,106,645)         (3,523,655)
     Principal repayments and sale of loans                                11,440,445            4,198,108           3,578,966
     Net purchases of manufactured housing loans held
       for sale                                                                (4,074)             (24,573)                  -
     Purchase of mortgage securities classified as trading                 (1,453,535)            (183,391)           (276,946)
     Principal repayments and sale of mortgage securities
      classified as trading                                                 1,347,234              109,731             223,784
     Net increase in other assets                                             (19,792)             (21,467)            (13,331)
     Net increase (decrease) in income taxes payable                          (41,777)              12,117              (5,841)
     Net (decrease) increase in other liabilities                              21,600               (5,851)             28,964
                                                                         ------------          -----------         -----------
          Net cash (used in) provided by operating activities                (110,765)             (40,045)             35,943


Cash flows from investing activities:
     Purchase of mortgage securities available for sale                      (474,667)             (26,840)           (134,526)
     Principal repayments and sale of mortgage securities
      classified as available for sale                                        328,246               29,818              45,551
     Additions to servicing rights                                           (102,265)             (33,408)            (23,276)
                                                                         ------------          -----------         -----------
          Net cash (used in) investing activities                            (248,686)             (30,430)           (112,251)

Cash flows from financing activities:
     Increase (decrease) in advances from IndyMac REIT                        153,237              (12,236)             46,561
     Net proceeds of repurchase agreements                                    207,427               82,711              54,747
     Cash dividends paid                                                            -                    -             (25,000)
                                                                         ------------          -----------         -----------
          Net cash provided by financing activities                           360,664               70,475              76,308


Net change in cash                                                              1,213                    -                   -
Cash at beginning of period                                                         -                    -                   -
                                                                         ------------          -----------         -----------
Cash at end of period                                                    $      1,213          $         -         $         -
                                                                         ============          ===========         ===========

     Supplemental cash flow information:
          Cash paid for interest                                         $     58,761          $    49,540         $    30,216
          Cash paid for income taxes                                                9                1,996                 259

     Supplemental disclosure of non-cash activity:

          In 1998, $75 million of capital resulted in the form of a reduction in amounts due to IndyMac REIT.

The accompanying notes are an integral part of these statements.

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of IndyMac, Inc. ("IndyMac Operating") are prepared in conformity with generally accepted accounting principles ("GAAP"). The following is a summary of significant accounting and reporting policies used in preparing the financial statements.

1.     Financial Statement Presentation

       The consolidated financial statements include the accounts of IndyMac Operating and its wholly owned subsidiaries, IndyMac ABS, Inc. and IndyMac Agency, Inc. IndyMac ABS was established solely for the purpose of facilitating the asset-backed securitization of loans purchased by IndyMac Operating. Loans to be securitized are transferred from IndyMac Operating to IndyMac ABS, and then simultaneously transferred from IndyMac ABS to a bank or trust company as custodian for the securitization entity. IndyMac Agency acts as an insurance agency primarily selling insurance coverage on manufactured housing loans. References to the "Company" mean the parent company, its consolidated subsidiaries, and IndyMac Operating and its consolidated subsidiaries. All significant intercompany balances and transactions with IndyMac Operating's consolidated subsidiaries have been eliminated in consolidation.

       All of the preferred non-voting stock and 99% of the economic interest in IndyMac Operating is owned by IndyMac REIT. Accordingly, IndyMac REIT's investment in IndyMac Operating is accounted for under a method similar to the equity method in IndyMac REIT's financial statements because IndyMac REIT has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts.

       Certain reclassifications have been made to the financial statements for the periods ended December 31, 1997 and 1996 to conform to the December 31, 1998 presentation.

2.     Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

3.     Loans Held for Sale

       Loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method by asset type. The cost of loans held for sale is adjusted by gains and losses from hedging transactions, principally using forward commitments and futures contracts, entered into to protect the inventory value of the loans from changes in interest rates. Hedge positions are also used to protect the pipeline of commitments to purchase loans from IndyMac REIT from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline, and open hedge positions are netted. Any net gain that results is deferred; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to the pipeline and loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

4.     Mortgage Securities

       Mortgage securities consist primarily of AAA rated interest-only securities, subordinated securities, residual securities, senior securities, principal-only securities, and inverse-floater securities.

       In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", ("SFAS 134").
       This Statement requires mortgage banking enterprises to classify as trading securities any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also requires mortgage banking enterprises to classify mortgage-backed securities of loans previously held for sale, based on its ability and intent to hold the securities. IndyMac Operating adopted SFAS 134 on December 31, 1998, and, as a result reclassified all its trading securities to available for sale . The fair value of the portfolio which was reclassified by IndyMac Operating was $369.4 million.

       Estimated fair value is determined based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Such assumptions are estimates and may change in the near term as interest rates or economic conditions change.

       Unrealized gains and losses resulting from fair value adjustments on mortgage securities identified as available for sale are excluded from earnings and reported net of tax effect as a separate component of comprehensive income in shareholders' equity.

       IndyMac Operating evaluates the recoverability of interest-only securities classified as available for sale by computing the present value of estimated future cash flows using current estimates for prepayment rates, discounted at a risk-free rate of return. An impairment write-down to fair value is charged to earnings for those securities whose amortized cost exceeds the present value at the risk-free rate. IndyMac Operating estimates future prepayment rates based upon current interest rate levels, collateral seasoning, and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. Unrealized gains and losses from fair value adjustments on mortgage securities identified as trading are included in earnings.

5.     Mortgage Servicing Rights

       On January 1, 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 supersedes, but generally retains, the requirements of SFAS 122, "Accounting for Mortgage Servicing Rights", which the Company adopted in January 1995. Both Statements require the recognition of mortgage servicing rights as assets by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. In addition, SFAS 125 eliminates the distinction between normal and excess servicing. The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 1997.

       IndyMac Operating retains mortgage servicing rights in connection with the master servicing responsibilities associated with sales of loans and securities. IndyMac Operating also acquires, from time to time, the rights to service, as opposed to master service, loans in connection with the purchase of such loans. Mortgage servicing rights are amortized over the lives of the underlying mortgages in proportion to estimated net future servicing revenues. Gains on the sale of servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer (subject to customary representations and warranties) and there are no significant unresolved contingencies.

       The Company assesses impairment of the capitalized servicing rights based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the servicing rights are stratified based on the note type and coupon rate of the underlying mortgage loans in 100 basis point increments.

       In order to determine the fair value of the servicing rights, the Company primarily uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market sources for mortgages with similar coupons, adjusted for differences in collateral type. In addition, the Company uses market comparables for estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates.

6.     Hedging Instruments

       In seeking to protect its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by changes in market interest rates. This strategy includes, among other things, balancing investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates, and using a "macro-hedge" strategy which contemplates increased earnings from production volumes at the same time as losses are incurred on interest-only securities and mortgage servicing rights due to rapid prepayments.

       With respect to fixed rate mortgage loans held for sale, the Company hedges its exposure to interest rate risk with forward commitments to sell a Fannie Mae or Freddie Mac security of comparable maturity and weighted average interest rate. With respect to interest-only securities and mortgage servicing rights, the Company reduces its exposure to interest rate risk by investing in other mortgage securities and financial instruments that tend to increase in value as interest rates decrease including utilizing mortgage-backed securities, ten year U.S. Treasuries, Treasury futures, or options. The Company uses hedging instruments to reduce its exposure to interest rate risk.

       IndyMac Operating had $406.9 million notional amount of long ten year Treasury futures positions outstanding as of December 31, 1998. IndyMac Operating had no notional amount of interest rate floors outstanding as of December 31, 1998, as compared to $300 million notional amount for the year ended December 31, 1997. IndyMac Operating had $620 million notional amount in U. S. Treasury call options outstanding as of December 31, 1998. The value of call options and interest rate floors are derived from an underlying instrument or index, however, the notional or contractual amount is not recognized on the balance sheet. The cost of these financial instruments is amortized to expense over the contractual life of the contracts. Unamortized costs are included in other assets on the balance sheet. As of December 31, 1998, the fair value of the U.S. Treasury call options was $3.2 million with an unamortized cost of $4.4 million.

       For the year ended December 31, 1998, IndyMac Operating recognized net gains of $36,000 on its long Treasury futures positions. These net gains offset a small portion of the Company's valuation losses on its trading portfolio. For the year ended December 31, 1998, IndyMac Operating recognized $337,000 of additional investment interest income resulting from interest rate floors that expired at the end of the year. For the years ended December 31, 1998 and 1997, IndyMac Operating did not have realized gains or losses on other instruments used to hedge Mortgage Securities.

       Subsequent to the reclassification of all securities from trading to available for sale as of the end of 1998 and to the extent consistent with generally accepted accounting principles, IndyMac Operating defers future gains and losses from hedging activities associated with its mortgage securities portfolio. Future gains and losses from hedging activities would be added to or deducted from the carrying value of the associated assets, which will then be marked-to-market, with net unrealized gains or losses excluded from earnings and included as a separate component of comprehensive income in shareholder's equity, net of related income tax effects.

       While IndyMac Operating does not anticipate nonperformance by the counterparties, IndyMac Operating manages credit risk with respect to such financial instruments by entering into agreements with entities approved by senior management and initially having a long term credit rating of single A or better (by one or more nationally recognized credit rating agencies) at the time the relevant contract is consummated. These entities include Wall Street firms having primary dealer status. IndyMac Operating's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, IndyMac Operating does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

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

9.     Allowance for Loan Losses

       IndyMac Operating maintains an allowance for possible credit losses on its loan portfolios. Additions to the allowance are based on an assessment of certain factors, including but not limited to estimated inherent losses on the loans, general economic conditions, and trends in portfolio volume, composition, borrower credit quality, maturity and delinquency. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a reduction to the allowance. Subsequent recoveries of items previously charged off are credited to the allowance.

10.    Stock-Based Compensation

       On January 27, 1998, IndyMac REIT's Board of Directors approved the 1998 Plan (the "Plan"), which allows for the grant of various types of awards (the "Award"), including, but not limited to, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, and stock bonuses to employees (including officers and directors) of IndyMac REIT, IndyMac Operating and their respective subsidiaries or affiliates and certain consultants or advisors to IndyMac REIT, IndyMac Operating, and their respective subsidiaries or affiliates. Awards are granted based upon the fair market value of IndyMac REIT's stock on the grant date.

       IndyMac Operating accounts for stock awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). Total restricted stock awards for IndyMac Operating granted in 1998 were 161,278 at a fair market value of $2.7 million and a weighted average share price of $16.67. As of December 31, 1998, there were 160,285 awards outstanding. Awards forfeited during 1998 were 993. Paid in capital in excess of par and unearned compensation was recorded for the fair market value at the date of grant. Unearned compensation is being amortized to compensation expense over the vesting period and is shown as a reduction in stockholders' equity. Total compensation expense for 1998 was $428,000. Total IndyMac REIT stock options granted in 1998, 1997, and 1996, respectively, to IndyMac Operating employees were 1,618,291, 438,589, and 224,760.

11.    Recent Accounting Pronouncements

       The Company implemented the disclosure provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"), which was effective for periods beginning after December 15, 1997. This statement requires disclosure of financial information about the Company's operating segments. Operating segments are components of an enterprise about which separate financial information is available, and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Since SFAS 131 provides for informative disclosure, implementation did not impact 1998 net earnings and earnings per share, and will not impact previously reported or future net earnings or earnings per share.

       The Company implemented the disclosure provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106", ("SFAS 132"), effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 provides informative disclosure but does not change the measurement or recognition of those plans, and as such, it did not impact 1998 net earnings or earnings per share and will not impact previously reported or future net earnings and earnings per share.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is required to be adopted by January 2000, with earlier adoption permitted. The Company is currently in the process of determining the impact of the adoption of SFAS 133.

       The Company implemented SFAS 134, which is effective for fiscal periods beginning after December 15, 1998, with earlier adoption permitted. This Statement requires mortgage banking enterprises to classify as trading securities any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also requires mortgage banking enterprises to classify mortgage-backed securities of loans previously held for sale, based on its ability and intent to hold the securities. The adoption of SFAS 134 had no impact on 1998 net earnings and earnings per share as all securities reclassified were trading and required, under prior accounting pronouncements mark-to-market adjustments affecting earnings and earnings per share. The future impact of this pronouncement will be to record normal fluctuations in the fair market value of these securities as adjustments to shareholders' equity.

NOTE B - LOANS HELD FOR SALE

Included in loans held for sale are prime and subprime mortgage loans, manufactured housing loans and home improvement loans. Substantially all of the mortgage loans purchased by IndyMac Operating from IndyMac REIT are fixed-rate and adjustable-rate jumbo and nonconforming loans secured by first liens on single-family residential properties. Approximately 67% of the principal amount of mortgage loans held for sale at December 31, 1998 were collateralized by properties located in California.

In 1998, 1997 and 1996, IndyMac Operating purchased loans from IndyMac REIT with an aggregate principal balance of $11.8 billion, $4.3 billion, and $3.5 billion, respectively, and sold loans in the form of REMIC securities or bulk whole loan sales with an aggregate principal balance of $11.7 billion, $4.2 billion, and $3.5 billion, respectively. IndyMac Operating recognized gains on these securitizations and whole loan sales, net of related expenses, losses, and hedging costs, totaling $98.9 million, $72.5 million and $51.1 million, respectively, for the years ended December 31, 1998, 1997 and 1996.

NOTE C - ALLOWANCE FOR LOAN LOSSES

The table below summarizes the changes to the allowance for estimated loan losses:

(Dollars in thousands)

                                                                         1998                 1997                1996
                                                                   -----------------   ------------------   -----------------
Balance at January 1                                                         $  738              $ 1,773              $1,791
Provision for the year                                                          442                  152                   -
Charge-offs, net of recoveries                                                  (35)              (1,187)                (18)
                                                                             ------              -------              ------
Balance at December 31                                                       $1,145              $   738              $1,773
                                                                             ======              =======              ======

NOTE D - MORTGAGE SECURITIES

The following table summarizes the amortized cost and estimated fair value of mortgage securities classified as available for sale, and the estimated fair value of mortgage securities classified as trading, as of December 31, 1998 and 1997. Contractual maturities on the mortgage securities range from 10 to 30 years.

(Dollars in thousands)                                               December 31, 1998             December 31, 1997
                                                                     -----------------    ------------------------------------
                                                                         Available                               Available
                                                                         For sale             Trading            For sale
                                                                     -----------------    ---------------   ------------------
Amortized cost                                                               $397,859           $467,591              $56,035
Gross unrealized gains                                                            408                  -                2,021
Gross unrealized losses                                                          (173)                 -               (1,130)
                                                                             --------           --------              -------
Estimated fair value                                                         $398,094           $467,591              $56,926
                                                                             ========           ========              =======

At December 31, 1998, mortgage securities included $203.0 million AAA rated interest-only securities, $181.1 million in subordinated securities, $7.9 million in residual securities, and $6.1 million in other investment grade securities. As of December 31, 1998 and 1997, all of IndyMac Operating's mortgage securities were pledged as collateral under repurchase agreements.

Prepayment speed assumptions used to value the Company's AAA interest-only securities portfolio are based primarily on historical experience, collateral coupon and seasoning. At December 31, 1998, the average constant prepayment rate assumption over the next twelve months approximated 33%. In addition, these valuations incorporated weighted average discount rates ranging from 10% to 12%.

NOTE E - MORTGAGE SERVICING RIGHTS

The changes in mortgage servicing rights are as follows:


(Dollars in thousands)                                                               Year ended December 31,
                                                                        --------------------------------------------------
                                                                              1998              1997             1996
                                                                        ----------------   --------------   --------------
Mortgage servicing rights
     Balance at January 1                                                      $ 72,784          $54,398          $40,156
     Additions                                                                  146,846           33,408           23,275
     Sales                                                                      (46,630)               -                -
     Amortization                                                               (16,347)          (9,266)          (7,349)
     Impairment                                                                 (29,424)          (5,756)          (1,684)
                                                                               --------          -------          -------
     Balance at December 31                                                    $127,229          $72,784          $54,398
                                                                               ========          =======          =======

Changes in the valuation for impairment of mortgage servicing rights are as follows:


(Dollars in thousands)                                                               Year ended December 31,
                                                                        --------------------------------------------------
                                                                              1998              1997             1996
                                                                        ----------------   --------------   --------------
Mortgage servicing rights
     Balance at January 1                                                      $ (8,275)         $(2,519)         $  (835)
     Impairment                                                                 (29,424)          (5,756)          (1,684)
                                                                               --------          -------          -------
     Balance at December 31                                                    $(37,699)         $(8,275)         $(2,519)
                                                                               ========          =======          =======

The estimated fair value of mortgage servicing rights aggregated $130.9 million, $74.2 million, and $54.4 million at December 31, 1998, 1997, and 1996, respectively. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and using current expected future prepayment rates. With respect to this portfolio, as of December 31, 1998, the average prepayment speed assumption ("PSA") approximated 382, and the weighted average discount rate approximated 10%.

NOTE F - REPURCHASE AGREEMENTS AND OTHER CREDIT FACILITIES

IndyMac Operating is a co-borrower under the Company's repurchase agreements and other credit facilities, subject to IndyMac REIT's continuing to remain jointly and severally liable for repayment. These facilities are secured by loans which are ultimately sold in the form of REMIC securities or whole loans, retail sales installment contracts and mortgage-related securities. During 1998 and 1997, borrowings under such facilities had original repricings of overnight and less than 30 days, respectively.

The facilities bear interest at rates indexed to the LIBOR or the federal funds rate, plus an applicable margin. For the years ending December 31, 1998 and 1997, the weighted average borrowing rates on these facilities were 4.8% and 6.3%, respectively. None of the lenders is affiliated with IndyMac REIT or IndyMac Operating.

NOTE G - INCOME TAXES

The income tax provision for the years ended December 31, 1998, 1997 and 1996 consist of the following:

(Dollars in thousands)                                                       1998               1997             1996
                                                                       -----------------   --------------   --------------
Current tax expense (benefit)
     Federal                                                                   $   (971)          $   319         $  (992)
     State                                                                            -               137             365
                                                                               --------           -------         -------
Total current tax expense (benefit)                                                (971)              456           ( 627)
                                                                               --------           -------         -------

Deferred tax expense (benefit)
     Federal                                                                    (32,344)            9,974           9,883
     State                                                                      (10,160)            3,468           4,292
                                                                               --------           -------         -------
Total deferred tax expense (benefit)                                            (42,504)           13,442          14,175
                                                                               --------           -------         -------
Total income tax expense (benefit)                                             $(43,475)          $13,898         $13,548
                                                                               ========           =======         =======

The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1998 and 1997 are presented below:

(Dollars in thousands)                                                                             December 31,
                                                                                            --------------------------
                                                                                               1998             1997
                                                                                            ------------      --------
Deferred tax liability (asset), net
     State taxes                                                                               $ 1,183         $(3,795)
     Allowance for loan losses                                                                  (1,066)           (410)
     Net operating loss carry forward                                                           (4,181)         (5,777)
     Mortgage securities and servicing rights                                                      247          54,399
     Other                                                                                        (743)         (1,084)
                                                                                               -------         -------
Deferred tax liability (asset), net                                                            $(4,560)        $43,333
                                                                                               ========        =======

At December 31, 1998, IndyMac Operating had a net operating loss carry forward for federal income tax purposes of approximately $11.9 million, which begins to expire in the year 2011. As of December 31, 1998, IndyMac Operating did not have a net operating loss carry forward for state income tax purposes. The net deferred tax asset and tax liability are classified in other assets and other liabilities, respectively, as of December 31, 1998 and 1997.

The effective income tax rate differed from the federal statutory rate as follows:

                                                                             1998             1997               1996
                                                                        --------------   ---------------   -----------------
Federal statutory rates                                                          35.0%             35.0%               35.0%
State income taxes, net of federal tax effect                                     6.5%              7.2%                7.6%
Other items, net                                                                  1.0%              0.3%                0.3%
                                                                                 ----              ----                ----
Effective income tax rate                                                        42.5%             42.5%               42.9%
                                                                                 ====              ====                ====

NOTE H - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair value of the various classes of financial instruments as of December 31, 1998 and 1997. The estimated fair value amounts have been determined by IndyMac Operating using available market information and valuation methodologies which IndyMac Operating believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve significant judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts IndyMac Operating could realize in a current market exchange.


(Dollars in thousands)
                                                                  December 31, 1998                 December 31, 1997
                                                            -----------------------------    --------------------------------
                                                               Carrying         Estimated      Carrying             Estimated
                                                                 Amount        Fair Value        Amount            Fair value
                                                             ----------        ----------      ------------        ----------
Assets:
     Loans held for sale                                     $  211,745        $  211,745       $   96,965         $   96,965
     Commitments to sell loans and securities                    (1,841)           (1,841)            (102)              (102)
     Commitments to purchase loans                                  182               182            1,971              1,971
     Mortgage securities and Treasury securities                700,407           700,407          601,669            601,669
     Treasury call options                                        3,150             3,150                -                  -

Liabilities:
     Repurchase agreements & other credit facilities            786,545           786,545          578,763            578,763

Off-balance sheet gains (losses):
     Interest rate floors                                             -                 -              324                222


The fair value estimates as of December 31, 1998 and 1997 are based on pertinent information available to management as of those dates. The estimates have not been comprehensively reevaluated or updated since those dates for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by IndyMac Operating in estimating fair values.

Loans Held for Sale. Due to the short-term nature of loans held for sale, the fair value of this portfolio is assumed to be the carrying value.

Commitments to Purchase Loans. Fair value is estimated based upon the difference between the current value of similar loans and the price at which IndyMac Operating has committed to purchase the loans.

Commitments to Sell Loans and Securities. IndyMac Operating utilizes forward commitments to sell private-label mortgage-backed securities, Fannie Mae mortgage-backed securities and two-year, five-year and ten-year U.S. Treasury futures contracts to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

Mortgage Securities and U.S. Treasury Securities. Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and prepayment expectations for securities with the same or similar characteristics. U.S. Treasury securities are recorded at fair market value based upon quoted prices.

Repurchase Agreements and Other Credit Facilities. Due to the short-term nature of repurchase agreements and other credit facilities, the fair value of these liabilities is assumed to be the carrying value.

Interest Rate Floors. The fair values of IndyMac Operating's interest rate floors are estimated based upon quoted market prices at year-end.

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

Primary Loan Servicing

On April 2, 1998, IndyMac Operating acquired certain assets of the mortgage servicing operation of First of America Loan Services, Inc. The servicing platform, LoanWorks Servicing, is located in Kalamazoo, Michigan and Bloomington, Illinois. As of December 31, 1998, the LoanWorks Servicing portfolio totaled $10.5 billion, with a weighted average coupon of 8.3%.

Master Loan Servicing

As of December 31, 1998 and 1997, IndyMac Operating master serviced loans totaling $17.0 billion and $12.4 billion, respectively, associated with its issuance of REMIC securities and whole loan sales. In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, losses in excess of the credit enhancement obtained are borne by the security holders. Except in the case of a breach of the standard representations and warranties made by IndyMac Operating when loans are securitized or sold, the loans or securities are nonrecourse to IndyMac Operating. Typically, IndyMac Operating has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers to IndyMac Operating.

As of December 31, 1998, approximately 35%, 7% and 7% of mortgage loans in IndyMac Operating's master servicing portfolio were secured by properties located in California, Florida and New York, respectively. The remainder are geographically dispersed throughout the United States, with no more than 5% of the mortgage loans collateralized by properties in any other state.

Commitments to Purchase Loans

As of December 31, 1998 and 1997, IndyMac Operating had entered into commitments to purchase loans from IndyMac REIT totaling $2.1 billion and $2.2 billion, respectively, including loans subject to purchase from sellers by IndyMac REIT. After the purchase and sale of the loans, IndyMac Operating's exposure to credit loss in the event of nonperformance by borrowers is limited as described above.

Commitments to Sell Loans and Securities

IndyMac Operating hedges its inventory and committed pipeline of mortgage loans by using temporary cross hedges with forward commitments to sell Fannie Mae mortgage-backed securities and U.S. Treasury futures contracts. IndyMac Operating's commitments to sell loans approximated $443 million and $93 million, respectively, as of December 31, 1998 and 1997. IndyMac Operating had forward commitments to sell $620 million and $1.3 billion of Fannie Mae mortgage-backed securities as of December 31, 1998 and 1997, respectively, and $407 million and $120 million of two-year, five-year and ten-year U.S. Treasury futures contracts as of December 31, 1998 and 1997, respectively. The commitments to sell securities had a net unrealized loss of approximately $2.0 million and $5.0 million as of December 31, 1998 and 1997, respectively. The net unrealized losses were deferred as part of

IndyMac Operating's lower of cost or market analysis on its loans held for sale. Cash requirements related to forward commitments and futures contracts are limited to the interest rate risk exposure resulting from having fewer closed loans at the committed price than anticipated under the forward commitments and futures contracts.

NOTE - J  PENSION PLAN

In 1998, IndyMac Operating adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. IndyMac Operating policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. The weighted average assumptions used in calculating the Plan's status as of December 31, 1998 were a discount rate of 6.75%, an expected rate of return on Plan assets of 8.00% and compensation increases of 4.00%. Pension expense was $388,000 for 1998, consisting of a service cost of $298,000, an interest cost of $51,000, and an expected return on Plan assets of $39,000. The accrued benefit cost at December 31, 1998 was $388,000, comprised of an unfunded status of $1,237,000 offset by unrecognized net actuarial loss of $691,000, and unrecognized prior service cost of $158,000.

NOTE - K  RELATED PARTY TRANSACTIONS

As of December 31, 1998 and 1997, advances due by IndyMac Operating to IndyMac REIT totaled $196 million and $118 million, respectively. Such funds were advanced by IndyMac REIT, under a revolving credit facility arrangement and certain one-year term borrowing arrangements, to finance assets of IndyMac Operating. Such advances bear interest at rates indexed to LIBOR. The interest rate charged on such advances was 9.3% and 10.5% at December 31, 1998 and 1997, respectively.

IndyMac Operating received $75 million in capital contribution from IndyMac REIT in the fourth quarter of 1998 in the form of a reduction in amounts due IndyMac REIT.

Prior to July 1, 1997, IndyMac REIT operated under an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager" or "CAMC") to advise the Company on various facets of its business and manage its operations, subject to review and supervision by IndyMac REIT's Board of Directors. The Manager had entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for the Company as the Manager deemed necessary. For performing these services, the Manager received, (1) a base management fee of 0.125% per annum of average-invested mortgage-related assets not pledged to secure CMOs, and excluding loans held for sale, (2) a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit, and (3) incentive compensation equal to 25% of the amount by which IndyMac REIT's annualized return on equity exceeded the ten-year U.S. Treasury Rate plus 2%. IndyMac Operating paid management fees to CAMC totaling $757,000 and $2.0 million for the years ended December 31, 1997 and 1996, respectively.

Prior to July 1, 1997, the Manager incurred many of the operating expenses of the Company, including personnel and related expenses. As part of its acquisition of CAMC, IndyMac REIT entered into a Cooperation Agreement with Countrywide Credit Industries, Inc. ("CCR"), whereby certain services previously provided to IndyMac REIT by CCR would be provided during a transition period. The Cooperation Agreement specifies certain costs for IndyMac REIT to pay CCR for services during the transition period. The Company's third party lending operations are primarily conducted by IndyMac Operating and all other operations are conducted by IndyMac REIT. Accordingly, IndyMac Operating is charged with the majority of the third party lending's costs, and IndyMac REIT is charged with the cost of other operations.

IndyMac Operating paid CHL $1.7 million, $1.9 million and $1.1 million in subservicing fees during 1998, 1997 and 1996, respectively.

In August 1998, IndyMac Operating acquired from Flagstar Bank, FSB, the servicing rights of a $2.9 billion loan portfolio for $46.4 million. As a result of the fourth quarter 1998 market disruptions, the Company sold the servicing rights acquired from Flagstar Bank, FSB, to CHL on October 31, 1998, at a price of $36.7 million.

All loans purchased by IndyMac REIT for which a REMIC transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT. IndyMac Operating currently does not purchase any loans from any entities other than IndyMac REIT.

NOTE L - SEGMENT REPORTING

On December 31, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 requires that selected information about the Company's operating segments be disclosed in annual and interim reports. SFAS 131 requires that information to be reported about each segment be measured on the same basis as the information used internally by the Company.

IndyMac Operating reportable operating segments include Mortgage Banking and Investments.

The Mortgage Banking segment purchases all loans from IndyMac REIT for which a REMIC transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating pursuant to the terms of a master forward sales agreement. These loans are then securitized through the issuance of mortgage-backed securities in the form of REMICs, or resold in bulk whole loan sales to permanent investors. The Mortgage Banking segment's principal sources of income are gains recognized on the sale of mortgage loans and the net spread between interest earned on loans and the interest cost associated with the borrowings used to finance such loans.

The Investment segment invests in mortgage servicing rights and mortgage securities either retained in connection with the issuance of mortgage-backed securities or purchased from third parties. The investment segment's principal sources of income are spread income on securities, service fee income and net gain on sale of mortgage securities.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the segment reporting data includes allocations of certain income and expense accounts of IndyMac Operating in order to present to the reader the operating segments as reviewed and managed by the Company's chief operating decision maker.

Segment information for the years ended December 31, 1998, 1997, and 1996 were as follows:

(Dollars in thousands)


                                                                For the Years Ended December 31,
                                                -------------------------------------------------------------
                                                                                                                Total
                                                     Mortgage                                                  IndyMac,
                                                     Banking         Investments         Adjustments             Inc.
                                                     --------         -----------         -----------         ---------
1998
  Net interest income                            $      5,209      $      10,885      $      (17,381)     $     (1,287)
  Net revenues                                        127,107            (98,746)            (17,381)            10,980
  Net earnings (loss)                                  11,362            (60,187)             (9,994)          (58,819)
                                                 ------------      --------------     ---------------     -------------

  Assets as of December 31, 1998                 $    236,567      $      866,229                   -     $   1,102,796

1997
  Net interest income                            $     3,473       $        8,643     $      (10,075)     $       2,041
  Net revenues                                        80,085               19,966            (10,075)            89,976
  Net earnings (loss)                                 15,765                8,835             (5,793)            18,807
                                                 -----------       --------------     ---------------     -------------

  Assets as of December 31, 1997                 $   147,712       $       673,341    $             -     $     821,053

1996
  Net interest income                            $     1,214       $         8,990    $       (7,676)     $       2,528
  Net revenues                      (1)               56,377                16,208            (7,676)            64,909
  Net earnings (loss)                                 14,559                 7,923            (4,414)            18,068
                                                 -----------       ---------------           --------        ----------
  Assets as of December 31, 1996                 $   111,425       $       599,680                 -      $     711,105