Form 10-Q
period 1999-03-31
INDYMAC MORTGAGE HOLDINGS INC
filed 1999-05-14
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1999


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

       Common stock outstanding as of March 31, 1999: 80,300,506 shares

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                     March 31,             December 31,
                                                                                       1999                   1998
                                                                                --------------------   --------------------
ASSETS

Loans held for sale, net
     Mortgages-prime                                                                 $  612,174             $  989,052
     Mortgages-subprime                                                                  30,685                145,793
     Manufactured housing                                                               240,365                215,507
     Home improvement                                                                   184,580                205,304
                                                                                     ----------             ----------
                                                                                      1,067,804              1,555,656
Other loans, net
     Loans held for investment                                                          582,803                668,523
     Construction
          Builder                                                                       793,437                799,712
          Consumer                                                                      428,594                468,735
                                                                                     ----------             ----------
                                                                                      1,222,031              1,268,447

     Income property                                                                    185,210                178,756
     Revolving warehouse lines of credit                                                309,305                443,946
                                                                                     ----------             ----------
                                                                                      2,299,349              2,559,672

Mortgage securities                                                                     221,483                235,032
Collateral for collateralized mortgage obligations                                      142,783                162,726
Investment in and advances to IndyMac Operating                                         273,048                279,693
Other assets                                                                             67,619                 58,373
                                                                                     ----------             ----------
       Total assets                                                                  $4,072,086             $4,851,152
                                                                                     ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Repurchase agreements and other credit facilities                                    $2,974,820             $3,785,549
Collateralized mortgage obligations                                                     121,147                140,810
Senior unsecured notes                                                                   60,069                 60,031
Accounts payable and accrued liabilities                                                 33,039                 42,659
                                                                                     ----------             ----------
       Total liabilities                                                              3,189,075              4,029,049

Shareholders' equity
     Preferred stock-authorized, 10,000,000 shares of $.01 par
         value; none issued                                                                   -                      -
     Common stock-authorized,  200,000,000 shares of
         $.01 par value; issued and outstanding,  80,300,506 shares at
         March 31, 1999 and 75,794,435 at December 31, 1998                                 803                    758
     Additional paid-in capital                                                       1,052,596              1,005,797
     Accumulated other comprehensive income (loss)                                          459                (18,776)
     Cumulative earnings                                                                300,829                277,220
     Cumulative distributions to shareholders                                          (471,676)              (442,896)
                                                                                     ----------             ----------
         Total shareholders' equity                                                     883,011                822,103
                                                                                     ----------             ----------
      Total liabilities and shareholders' equity                                     $4,072,086             $4,851,152
                                                                                     ==========             ==========




The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                      Quarters ended March 31,
                                                                                      -------------------------
                                                                                         1999          1998
                                                                                      -----------   -----------
REVENUES
     Interest income
          Loans held for sale
               Mortgages-prime                                                           $15,332       $ 22,944
               Mortgages-subprime                                                          3,772          2,488
               Manufactured housing                                                        5,557          4,642
               Home improvement                                                            5,179          2,770
                                                                                         -------       --------
                                                                                          29,840         32,844
          Other loans
               Loans held for investment                                                  11,719         31,648
               Construction
                   Builder                                                                20,298         17,243
                   Consumer                                                                9,906          8,103
                                                                                         -------       --------
                                                                                          30,204         25,346

               Income property                                                             4,224          1,128
               Revolving warehouse lines of credit                                         6,093         10,788
                                                                                         -------       --------
                                                                                          52,240         68,910

          Mortgage securities                                                              2,428         15,331
          Collateral for collateralized mortgage obligations                               2,815          4,424
          Advances to IndyMac Operating                                                    5,585          2,921
          Other                                                                              624            105
                                                                                         -------       --------
               Total interest income                                                      93,532        124,535

     Interest expense
          Repurchase agreements and other credit facilities                               49,074         77,276
          Collateralized mortgage obligations                                              2,976          4,302
          Senior unsecured notes                                                           1,384          1,381
                                                                                         -------       --------
               Total interest expense                                                     53,434         82,959

     Net interest income                                                                  40,098         41,576

     Provision for loan losses                                                             6,681          6,250
                                                                                         -------       --------
               Net interest income after provision for loan losses                        33,417         35,326

     Equity in earnings (loss) of IndyMac Operating                                       (2,323)         2,889
     Other income                                                                          1,686            946
                                                                                         -------       --------
               Net revenues                                                               32,780         39,161

EXPENSES
     Salaries and related                                                                  5,914          4,968
     General and administrative                                                            3,257          1,628
                                                                                         -------       --------
               Total expenses                                                              9,171          6,596
                                                                                          ______        _______

NET EARNINGS                                                                             $23,609       $ 32,565
                                                                                         =======       ========

EARNINGS PER SHARE
     Basic EPS                                                                             $0.30          $0.50
     Diluted EPS                                                                            0.30           0.50

WEIGHTED AVERAGE SHARES OUTSTANDING (in thousands)
     Basic                                                                                77,858         64,613
     Diluted                                                                              78,027         65,143



The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                 Quarters ended March 31,
                                                                                            ----------------------------------
                                                                                                  1999              1998
                                                                                             --------------    --------------
Cash flows from operating activities:
     Net earnings                                                                               $    23,609    $    32,565
     Adjustments to reconcile net earnings
           to net cash provided by (used in) operating activities:
               Amortization and depreciation                                                         12,257          9,672
               Provision for loan losses                                                              6,681          6,250
               Equity in (earnings) loss of IndyMac Operating                                         2,323         (2,889)
     Purchases of loans held for sale                                                            (1,480,784)    (2,281,844)
     Sales and payments from loans held for sale                                                  1,974,461      2,187,384
     Purchases of trading securities                                                                      -        (41,244)
     Sales and payments from trading securities                                                           -          4,434
     Net increase in other assets                                                                    (3,254)       (26,157)
     Net decrease in other liabilities                                                               (9,620)        (8,750)
                                                                                                -----------    -----------
          Net cash provided by (used in) operating activities                                       525,673       (120,579)

Cash flows from investing activities:
     Purchases of mortgage loans held for investment                                                      -       (120,480)
     Payments from mortgage loans held for investment                                               125,974        223,606
     Net (increase) decrease in construction loans                                                    4,180       (184,076)
     Purchased and retained available for sale securities                                            (6,853)      (133,336)
     Sales and payments from available for sale securities                                           14,488         64,980
     Net (increase) decrease in revolving warehouse lines of credit                                 134,487       (159,832)
     Net decrease in manufactured housing loans held for investment                                 (13,960)        (1,373)
     Decrease in advances to IndyMac Operating                                                       16,071         11,262
     Payments from collateral for collateralized mortgage obligations                                20,045         16,732
                                                                                                -----------    -----------
          Net cash provided by (used in) investing activities                                       294,432       (282,517)

Cash flows from financing activities:
     Net increase (decrease) in repurchase agreements and other credit
          facilities                                                                               (811,424)       380,221
     Net proceeds from issuance of common stock                                                      46,844         69,210
     Cash dividends paid                                                                            (28,780)       (30,997)
     Principal payments on collateralized mortgage obligations                                      (20,290)       (16,822)
                                                                                                -----------    -----------
          Net cash provided by (used in) financing activities                                      (813,650)       401,612

Net increase (decrease) in cash and cash equivalents                                                  6,455         (1,484)
Cash and cash equivalents at beginning of period                                                        815         13,676
                                                                                                -----------    -----------
Cash and cash equivalents at end of period                                                      $     7,270    $    12,192
                                                                                                ===========    ===========

          Supplemental cash flow information:
               Cash paid for interest                                                           $    55,566    $    85,828
                                                                                                ===========    ===========

The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)




                                               Additional   Accumulated other comprehensive income (loss)
                                     Common      Paid-in    ----------------------------------------------
                                      Stock      Capital         REIT          Operating        Total
                                      ------   ----------   ---------------    ----------   --------------
Balance as of December 31,
     1997                              $634    $  773,475        $(2,006)       $   501          $ (1,505)
Common stock options
     exercised                            -           570              -              -                 -
Director's and officer's notes
     receivable                           1         1,011              -              -                 -
Deferred compensation, restricted
     stock                                -            11              -              -                 -
401(k) contribution                       -           275              -              -                 -
Net gain (loss) on AFS
     securities                           -             -           (682)           343              (339)
Dividend reinvestment plan               27        67,315              -              -                 -
Net earnings                              -             -              -              -                 -
Dividends paid                            -             -              -              -                 -
                                       ----    ----------    -------------      ---------     -------------
Net change                               28        69,182           (682)           343              (339)
                                       ----   -----------   ---------------     ---------     -------------
Balance at March 31, 1998              $662    $  842,657        $(2,688)       $   844          $ (1,844)
                                       ====   ===========   ===============    ==========     =============

Balance at December 31,
     1998                              $758    $1,005,797       $(18,366)       $  (410)         $(18,776)

Common stock options exercised            2           263              -              -                 -
Director's and officer's notes
     receivable                           -           469              -              -                 -
Deferred compensation, restricted stock   -           212              -              -                 -
401(k) contribution                       -           178              -              -                 -
Net gain on AFS securities                -             -          7,694         11,541            19,235
Dividend reinvestment plan               43        45,677              -              -                 -
Net earnings                              -             -              -              -                 -
Dividends paid                            -             -              -              -                 -
                                       ----   -----------   ---------------     ---------     -------------
Net change                               45        46,799          7,694         11,541            19,235
                                       ----   -----------   ---------------     ---------     -------------
Balance at March 31, 1999              $803    $1,052,596       $(10,672)       $11,131          $    459
                                       ====   ===========   ===============    ==========     =============

                                                                      Cumulative
                                                                     Distributions    Total
                                         Cumulative    Comprehensive      to       Shareholders'
                                          Earnings       Income      Shareholders     Equity
                                          --------      ----------   ------------    ---------
Balance as of December 31,
     1997                                 $243,430      $  241,925      $(312,140)    $703,894

Common stock options
     exercised                                   -               -              -          570
Director's and officer's notes
     receivable                                  -               -              -        1,012
Deferred compensation, restricted
     stock                                       -               -              -           11
401(k) contribution                              -               -              -          275
Net gain (loss) on
     securities                                  -            (339)             -         (339)
Dividend reinvestment plan                       -               -              -       67,342
Net earnings                                32,565          32,565              -       32,565
Dividends paid                                   -               -        (30,997)     (30,997)
                                          --------      -----------    ------------    --------
Net change                                  32,565          32,226        (30,997)      70,439
                                          --------      -----------    ------------    --------
Balance at March 31, 1998                 $275,995      $  274,151      $(343,137)    $774,333
                                          ========      ===========    ============   =========

Balance at December 31,
     1998                                 $277,220      $  258,444      $(442,896)    $822,103
Common stock options exercised                   -               -              -          265
Director's and officer's notes
     receivable                                  -               -              -          469
Deferred compensation, restricted stock          -               -              -          212
401(k) contribution                              -               -              -          178
Net gain on securities                           -          19,235              -       19,235
Dividend reinvestment plan                       -               -              -       45,720
Net earnings                                23,609          23,609              -       23,609
Dividends paid                                   -               -        (28,780)     (28,780)
                                          --------      -----------    ------------    --------
Net change                                  23,609          42,844        (28,780)      60,908
                                          --------      -----------    ------------    --------
Balance at March 31, 1999                 $300,829       $ 301,288      $(471,676)    $883,011
                                          ========      ===========    ============   =========

The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)


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

IndyMac Mortgage Holdings, Inc. ("IndyMac REIT"), has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of IndyMac REIT and its qualified REIT subsidiaries. IndyMac, Inc. ("IndyMac Operating") acts as an intermediary between the originators of mortgage loans and permanent investors in whole loans and mortgage backed securities ("MBS") through its third party and direct lending businesses. IndyMac Operating is a taxable affiliate of IndyMac REIT established in 1993. IndyMac REIT owns all the preferred non-voting stock and has a 99% economic interest in IndyMac Operating. Accordingly, IndyMac REIT's investment in IndyMac Operating is accounted for under a method similar to the equity method because IndyMac REIT has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by IndyMac REIT's share of earnings or losses and decreased by dividends received. References to the "Company" mean the parent company, its consolidated subsidiaries, and IndyMac Operating and its consolidated subsidiaries. All significant intercompany balances and transactions with IndyMac REIT's consolidated subsidiaries have been eliminated in consolidation of IndyMac REIT.

Certain reclassifications have been made to the financial statements for the period ended March 31, 1998 to conform to the March 31, 1999 presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac REIT's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - ALLOWANCE FOR LOAN LOSSES

IndyMac REIT's determination of the level of the allowance and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and IndyMac REIT's ongoing examination process. IndyMac REIT recognized a $6.7 million provision for loan losses during the first quarter 1999, which was offset by net charge-offs of $3.5 million. The increase in the allowance for loan losses during the first quarter 1999 was considered necessary given (a) prepayments of higher credit quality loans increased more than prepayments of lower credit quality loans as a result of the more favorable interest rate environment during the first quarter 1999 and (b) the Company sold a substantial number of the more marketable loans held in this portfolio to raise liquidity during the fourth quarter 1998. IndyMac REIT considers the allowance for loan losses of $53.3 million adequate to cover losses inherent in the loan portfolio at March 31, 1999. However, no assurance can be given that IndyMac REIT will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions, the credit quality of the assets comprising IndyMac REIT's portfolio and IndyMac REIT's ongoing examination process, will not require significant increases in the allowance for loan losses.

NOTE C - MORTGAGE SECURITIES

A summary of IndyMac REIT's mortgage securities as of March 31, 1999 and December 31, 1998 follows:


(Dollars in thousands)                                                           March 31,                     December 31,
                                                                                   1999                            1998
                                                                               --------------                  --------------
Amortized cost                                                                    $232,155                         $253,398
Gross unrealized gains                                                               5,854                              317
Gross unrealized losses                                                            (16,526)                         (18,683)
                                                                                  --------                         --------
Estimated fair value                                                              $221,483                         $235,032
                                                                                  ========                         ========

At March 31, 1999, IndyMac REIT's mortgage securities included $128.4 million of AAA-rated interest-only securities, $60.3 million of residual securities, $30.4 million of adjustable rate agency securities, $1.2 million of non-investment securities and $1.2 million of senior securities.

The fair value for IndyMac REIT's interest-only and residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and estimating expected prepayment rates and credit losses. Prepayment speed assumptions used to value IndyMac REIT's interest-only securities and residual securities are based primarily on historical experience, collateral coupon and seasoning. At March 31, 1999, the interest-only securities reflect an average constant prepayment rate assumption for the remainder of 1999 of approximately 28%. In addition, these valuations incorporated weighted average discount rates ranging from 10% to 12%. The residual securities, comprised primarily of subprime and manufactured housing collateral, were valued at a weighted average discount rate ranging from 15% to 20% and assumed weighted average annual credit losses on underlying collateral of 1.03%. The subprime residuals reflect an average annual CPR ranging from 30% to 35%.

The fair value of the non-investment grade securities is net of a $5 million reserve for credit losses.

NOTE D-SEGMENT REPORTING

IndyMac REIT's reportable operating segments include Mortgage Banking, Investments and Lending. The Mortgage Banking segment purchases conforming, jumbo and non-conforming mortgage loans from third party originators of mortgage loans as well as direct originated loans from LoanWorks, a division of IndyMac Operating. The Mortgage Banking segment also engages in financing manufactured housing loans and home improvement loans. The Investment segment invests in residential loans and securities on a long-term basis. The Lending segment offers a variety of commercial term loan programs, residential construction, land and lot loan programs for builders and developers and third party customers through its Construction Lending Corporation of America, Construction Lending Division and Income Property divisions. This segment also engages in secured warehouse lending operations. In the first quarter 1999, the loan loss reserve was reclassified between the Investments and Lending segments. This resulted in a loss for the Lending segment offset by increased earnings in the Investment segment. These changes had no impact on the Company's overall results of operations.

Segment information for the quarters ended March 31, 1999 and 1998 were as follows:

(Dollars in thousands)                         Mortgage
                                               Banking     Investments     Lending     Adjustment (1)   Consolidated
                                              ----------   -----------   -----------   --------------   ------------
Quarter ended March 31, 1999
     Net interest income                      $   12,000    $    3,470   $   19,043         $  5,585      $   40,098
     Net revenues                                 11,848        12,677        4,993            3,262          32,780
     Net earnings (loss)                          11,693        11,697       (3,043)           3,262          23,609

     Assets as of  March 31, 1999             $1,124,976    $  926,412   $1,747,650         $273,048      $4,072,086

Quarter ended March 31, 1998
     Net interest income                      $   11,554    $   11,942   $   15,159         $  2,921      $   41,576
     Net revenues                                 10,024         8,002       15,325            5,810          39,161
     Net earnings                                  9,485         7,204       10,066            5,810          32,565

     Assets as of March 31, 1998              $1,612,160    $2,674,685   $1,809,728         $177,684      $6,274,257

(1) Represents intercompany interest and earnings from investment in IndyMac Operating.


NOTE E - INVESTMENT IN INDYMAC OPERATING

Summarized financial information for IndyMac Operating follows:

(Dollars in thousands)                                                                   March 31,         December 31,
                                                                                           1999                1998
                                                                                       -------------      -------------
Loans held for sale, net                                                                  $177,870          $  210,086
Mortgage securities                                                                        415,693             398,094
Treasury securities                                                                        192,712             302,313
Mortgage servicing rights                                                                  127,647             127,229
Other assets                                                                                76,024              65,074
                                                                                          --------          ----------
     Total assets                                                                         $989,946          $1,102,796
                                                                                          ========          ==========

Repurchase agreements and other credit facilities                                         $675,445          $  786,545
Due to IndyMac REIT                                                                        180,083             196,154
Accounts payable and accrued liabilities                                                    40,514              35,714
Shareholders' equity                                                                        93,904              84,383
                                                                                          --------          ----------
     Total liabilities and shareholders' equity                                           $989,946          $1,102,796
                                                                                          ========          ==========

(Dollars in thousands)                                                                   For the Quarters ended March 31,
                                                                                         --------------------------------
                                                                                                     1999          1998
                                                                                                   --------      --------
Interest income
     Loans held for sale                                                                           $  5,388      $ 2,964
     Mortgage securities                                                                              5,059        9,231
     Treasury securities                                                                              4,826        3,120
                                                                                                   --------      -------
          Total interest income                                                                      15,273       15,315

Interest expense                                                                                     15,159       12,902
                                                                                                   --------      -------
          Net interest income                                                                           114        2,413

Provision for loan losses                                                                               109           36

Net gain on mortgage loans                                                                           27,976       17,972
Net gain (loss) on securities                                                                       (15,294)       3,618
Servicing fee income (loss)                                                                           5,710         (252)
Other income                                                                                          4,645        1,412
                                                                                                   --------       -------
          Net revenues                                                                               23,042        25,127

Total expenses                                                                                       27,123        20,052

Earnings (loss) before income tax provision (benefit)                                                (4,081)       5,075
Income tax provision (benefit)                                                                       (1,734)       2,157
                                                                                                   --------     -------
          Net earnings (loss)                                                                      $ (2,347)     $ 2,918
                                                                                                   ========     =======

Allowance for Loan Losses

IndyMac Operating's allowance for loan losses related to loans held for sale totaled $1.2 million at March 31, 1999.

Mortgage Securities

A summary of IndyMac Operating's mortgage securities as of March
31, 1999 and December 31, 1998 follows:

(Dollars in thousands)                                                            March 31,                 December 31,
                                                                                    1999                        1998
                                                                                  ---------                 ------------
Amortized cost                                                                    $390,789                    $397,859
Gross unrealized gains                                                              33,891                         408
Gross unrealized losses                                                             (8,987)                       (173)
                                                                                  --------                    --------
Estimated fair value                                                              $415,693                    $398,094
                                                                                  ========                    ========

At March 31, 1999, IndyMac Operating's mortgage securities included $235.4 million of AAA-rated interest-only securities, $105.6 million of investment-grade subordinated securities, $63.9 million of non-investment grade securities, a $5.5 million residual security, and $5.3 million of principal-only securities.

The fair value for IndyMac Operating's interest-only and residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and estimating expected prepayment rates and credit losses. Prepayment speed assumptions used to value IndyMac Operating's interest-only securities and residual security portfolios are based primarily on historical experience, collateral coupon and seasoning. At March 31, 1999, the interest-only securities reflected an average constant prepayment rate assumption for the remainder of 1999 of approximately 28%. In addition, these valuations incorporated weighted average discount rates ranging from 10% to 12%.

The $63.9 million fair value of the non-investment grade securities is net of a $31 million reserve for credit losses.

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

In its third party lending business ("IndyMac TPL"), the Company acts as an intermediary between the originators of mortgage loans and permanent investors in whole loans and mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company has realigned IndyMac TPL to concentrate on mortgage originators through the use of its electronic underwriting and risk-based pricing system, e-MITS/1/ (electronic-Mortgage Information and Transaction System). The Company purchases conforming, jumbo and other non-conforming mortgage loans, as well as manufactured housing and home improvement loans, from mortgage originators. The Company also originates conforming, jumbo and other non-conforming mortgage loans through its LoanWorks/2/ division via its proprietary website at www.loanworks.com, other internet relationships, and direct-to-consumer market methods. The Company and its IndyMac TPL customers ("sellers") negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. The Company, through its LoanWorks Servicing division, services those loans that it has purchased on a servicing-released basis and that it originates through LoanWorks. All loans purchased or originated by IndyMac REIT for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac Operating does not purchase any loans from entities other than IndyMac REIT.

The Company's principal sources of income from its third party and direct lending operations are gains recognized on the sale or securitization of mortgage and consumer loans, the net spread between interest earned on mortgage and consumer loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and primary and master servicing fee income.

In addition to its third party lending operations, the Company earns net interest income and fee income through its other consumer lending operations, as well as its commercial lending operations, and earns net interest income on its investment portfolio of mortgage and consumer loans and mortgage securities.
The Company's consumer lending operations include: IndyMac Construction Lending Division ("IndyMac CLD"), which facilitates the purchase of a variety of residential construction, land and lot loans through sellers; IndyMac Manufactured Housing Division ("IndyMac MHD"), which facilitates the direct origination and purchase of consumer loans and mortgage loans secured by manufactured housing; LoanWorks, which facilitates the direct origination of a variety of residential loans; and LoanWorks Servicing, which performs servicing for mortgage loans acquired by the Company on a servicing-released basis or originated by the Company through LoanWorks. Through the first quarter 1999, the Company also operated a Home Improvement Division ("IndyMac HID"), which focused on the purchase of home improvement loans from specialty loan brokers and dealers. The Company closed this division during April 1999 and plans to change the major focus of its home improvement lending business to loans originated via the internet and through LoanWorks' direct lending channels. See further discussion in "Subsequent Events." The Company's commercial lending operations include Construction Lending Corporation of America ("CLCA"), which provides a variety of commercial, multi-family term, construction, land and lot loan programs to builders and developers, and Warehouse Lending Corporation of America
------------------------
/1/ Registered in the U.S. Patent and Trademark Office.  Patent pending.
/2/ Registered in the U.S. Patent and Trademark Office.

("WLCA"), which provides various types of short-term revolving financing to small-to-medium-size mortgage originators and offers builder inventory lines of credit.

FINANCIAL CONDITION

Overview of Third Party Lending Operations: Total loans produced by IndyMac TPL during the first quarter 1999 were $1.3 billion, compared with fourth quarter 1998 and first quarter 1998 production of $2.2 billion and $2.4 billion, respectively. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $2.0 billion of loans during the first quarter 1999, compared with $3.4 billion sold during the fourth quarter 1998. Of the loans sold, $1.8 billion, $193.5 million and $34.8 million represented sales of prime, subprime and home improvement loans, respectively. At March 31, 1999, the Company was committed to purchase $500 million of mortgage loans from various mortgage originators.

The Company has realigned its third party lending business to concentrate on mortgage originators where it can add value through the use of e-MITS. Loans funded through e-MITS in the first quarter 1999 totaled $193.0 million, representing 15% of the Company's third party prime and subprime mortgage production during the period, compared with $8.5 million, or less than 1%, during the first quarter 1998 when the Company began its e-MITS pilot program.

LoanWorks funded $186.7 million of loans during the quarter, up 10% from the fourth quarter 1998 and up 105% in comparison to the first quarter 1998. In addition to its proprietary website at www.loanworks.com, LoanWorks initiates relationships with borrowers via internet channels through its contractual relationships with other popular consumer websites including America Online, Inc., QuickenMortgage(TM), Owners.com(TM) and Microsoft HomeAdvisor(TM). LoanWorks' production obtained via internet channels during the first quarter 1999 totaled $37.6 million or 23% of total LoanWorks' production as measured in loan count.

At March 31, 1999 IndyMac Operating's master servicing portfolio had an aggregate outstanding principal balance of $16.2 billion with a weighted average coupon of 8.2%, while LoanWorks Servicing's portfolio at March 31, 1999 was $10.4 billion with a weighted average coupon of 8.4%. Non-performing loans held for sale were 2.2% of principal at March 31, 1999 compared with 1.6% at December 31, 1998. The increase in non-performing loans/3/ as of March 31, 1999 compared to December 31, 1998 was primarily due to (a) prepayments of higher credit quality loans increased more than prepayments of lower credit quality loans as a result of the more favorable interest rate environment during the first quarter 1999 and (b) the Company sold a substantial number of the more marketable loans held in this portfolio to raise liquidity during the fourth quarter of 1998.

At March 31, 1999, the Company's manufactured housing loans held for sale had an outstanding balance of $269.0 million (of which $240.4 million was held by IndyMac REIT) compared with $243.2 million at December 31, 1998 (of which $215.5 million was held by IndyMac REIT). The average balance of manufactured housing loans held for sale was $255.8 million for the quarter ended March 31, 1999, an increase of $50.9 million from the average balance of $204.9 million for the quarter ended December 31, 1998. Non-performing manufactured housing loans held for sale were 1.1% of principal at March 31, 1999 compared with 0.7% at December 31, 1998.

At March 31, 1999 the Company's home improvement loans held for sale had an outstanding balance of $243.2 million (of which $184.6 million was held by IndyMac REIT) compared with $278.3 million at December 31, 1998 (of which $205.3 million was held by IndyMac REIT). The average balance of home improvement loans held for sale of $266.8 million for the quarter ended March 31, 1999 was slightly lower than the average balance of $268.1 million for the quarter ended December 31, 1998. Non-performing home improvement loans held for sale were 1.2% of principal at March 31, 1999 compared with 0.8% at December 31, 1998.

----------------------
/3/ Non-performing loans are generally loans delinquent 90 days or more, excluding real estate owned. With respect to revolving warehouse lines of credit, non-performing consists of loans securing the line which, while performing, are in default with the contractual terms of the line of credit.

Loans Held For Investment: The $582.8 million portfolio of loans held for investment at March 31, 1999 consisted of $206.6 million of varying types of adjustable-rate product which contractually reprice in monthly, semi-annual or annual periods; $196.4 million of loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $179.8 million of fixed-rate loans. Included in the loans held for investment portfolio as of March 31, 1999 was $37.1 million of manufactured housing loans. The weighted average coupon of the mortgage loans held for investment at March 31, 1999 was 8.4%. The average balance of residential loans held for investment was $618.5 million for the quarter ended March 31, 1999, a decrease of $1.1 billion from the average balance of $1.7 billion for the quarter ended March 31, 1998. The allowance for loan losses related to loans held for investment totaled $14.8 million at March 31, 1999. Charge-offs related to loans held for investment totaled $720.4 thousand for the quarter ended March 31, 1999. Non-performing loans held for investment were 6.7% of principal at March 31, 1999 compared with 5.6% at December 31, 1998. See "Overview of Third Party Lending Operations" above for explanation for increases in non-performing loans as of March 31, 1999 compared to December 31, 1998.

Construction Lending Operations: At March 31, 1999, CLCA had commitments to fund construction loans of $1.5 billion, with outstanding balances of $731.9 million compared to commitments to fund construction loans of $1.6 billion and an outstanding balance of $731.0 million at December 31, 1998. The allowance for loan losses related to CLCA loans totaled $19.7 million at March 31, 1999, and charge-offs related to CLCA loans were $250 thousand for the first quarter of 1999. Non-performing loans were 1.8% and 1.0% of principal at March 31, 1999 and December 31, 1998, respectively. The increase in non-performing loans is due to three specific loans which rolled into non-performing status during the first quarter 1999.

At March 31, 1999, CLCA's income property division had commitments to fund term and construction loans of $278.6 million with outstanding balances of $87.6 million on commercial term loans and $97.6 million on commercial construction loans. The allowance for loan losses related to CLCA's income property totaled $2.9 million and there were no charge-offs as of March 31, 1999. Similarly, there were no non-performing loans for CLCA's income property portfolio as of March 31, 1999.

At March 31, 1999, IndyMac CLD had commitments to fund construction-to-permanent, lot loans and home improvement loans of $662.0 million with an outstanding balance of $469.8 million compared with commitments of $797.7 million and an outstanding balance of $508.7 million at December 31, 1998. Included in consumer construction loans were $16.3 million of manufactured housing and $4.0 million of other construction loans as of March 31, 1999. The allowance for loan losses related to IndyMac CLD loans totaled $7.7 million at March 31, 1999, and there were no charge-offs for the quarter ended March 31, 1999. Non-performing loans for IndyMac CLD were 2.2% and 2.7% of principal, at March 31, 1999 and December 31, 1998, respectively.

Warehouse Lending Operations: At March 31, 1999, IndyMac REIT had extended commitments to make warehouse and related lines of credit in an aggregate amount of $1.1 billion, of which $309.3 million was outstanding. The average principal balance outstanding of warehouse lines of credit was $295.0 million during the quarter ended March 31, 1999, a decrease of $195.6 million from December 31, 1998. The allowance for loan losses related to warehouse lines of credit totaled $3.0 million at March 31, 1999 and there were no charge-offs for the quarter ended March 31, 1999. At March 31, 1999, 3.9% of warehouse lines were non-performing compared to 2.2% non-performing warehouse lines of credit at December 31, 1998. The increase in non-performing loans is due primarily to a $5.5 million line of credit which, while performing at March 31, 1999, was classified as non-performing because the underlying collateral remained on the line past the contractual limit. The Company expects that this default will be cured during the second quarter 1999 with minimal impact on results of operations.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

Highlights for the Quarters Ended March 31, 1999 and 1998

(Dollars in thousands)                                                                    For the Quarters ended
                                                                                 -----------------------------------------
                                                                                      March 31,             March 31,
                                                                                        1999                  1998
                                                                                 -------------------   -------------------
Net interest income                                                                       $40,098               $41,576
Net earnings                                                                               23,609                32,565
Return on average assets (annualized)                                                       2.16%                 2.22%
Return on average equity (annualized)                                                      11.14%                17.65%
Interest spread
     Yield on interest-earning assets                                                       8.44%                 8.56%
     Cost of interest-bearing liabilities                                                   5.98%                 6.38%
     Interest spread                                                                        2.46%                 2.18%

Net Earnings

IndyMac REIT's net earnings were $23.6 million, or $0.30 basic and diluted earnings per share for the quarter ended March 31, 1999, compared to net earnings of $32.6 million, or $0.50 basic and diluted earnings per share for the quarter ended March 31, 1998. The decrease in net earnings of $9.0 million was primarily due to a decrease in the outstanding balances of loans held for sale and loans held for investment as a result of the Company's response to the disruption in global financial markets during the fourth quarter 1998. This decrease in the outstanding loan balances resulted in a decrease in interest income of $31.0 million from the quarter ended March 31, 1998 to March 31, 1999. The decrease in interest income was offset by a decrease of $29.5 million in interest expense as a result of the Company's lower outstanding borrowings during the same period. IndyMac REIT's equity in earnings (loss) of IndyMac Operating decreased $5.2 million primarily as a result of IndyMac Operating's decrease in net interest income of $2.3 million and an increase in loss on sale of securities of $18.9 million during the first quarter 1999. These losses were partially offset by a $10.0 million increase in gain on mortgage loans and a $9.2 million increase in service fee and other income. The remaining decrease in net earnings was primarily due to an increase in salaries, general and administrative expenses due to an increase in personnel and expenses required to support the growth of operations of IndyMac REIT.

Interest Income

Total interest income was $93.5 million for the quarter ended March 31, 1999 and $124.5 million for the quarter ended March 31, 1998. The decrease in interest income of $31.0 million was primarily the result of a reduction in interest income related to mortgage loans held for investment of $19.9 million, loans held for sale of $3.0 million, mortgage securities of $12.9 million, and collateral for collateralized mortgage obligations of $1.6 million, offset by an increase in interest income on other loans of $3.3 million, advances to IndyMac Operating of $2.6 million and other interest income of $0.5 million.

   Loans held for sale
   -------------------

   Interest income on mortgage loans held for sale totaled $29.8 million and $32.8 million for the quarters ended March 31, 1999 and March 31, 1998, respectively. This decrease was primarily the result of a decrease in the effective yields to 8.3% from 8.4% for the quarters ended March 31, 1999, and 1998, respectively. In addition, the average principal balance of such loans decreased to $1.5 billion for the quarter ended March 31, 1999, from $1.6 billion for the quarter ended March 31, 1998.

   Loans held for investment
   -------------------------

   Interest income on loans held for investment totaled $11.7 million and $31.6 million for the quarters ended March 31, 1999 and 1998, respectively. This decrease was the result of a decrease in the average balance of loans held for investment during the first quarter 1999 by $1.1 billion, in part offset by an increase in the effective yield to 7.7% from 7.5%, for the quarters ended March 31, 1999 and 1998, respectively.

   Other loans
   -----------

   Interest income on construction loans totaled $30.2 million and $25.3 million, with interest earned at an effective yield of 9.8% and 10.6%, for the quarters ended March 31, 1999 and 1998, respectively. The average principal balance of construction loans outstanding increased $235.2 million to $1.3 billion during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

   Interest income on revolving warehouse lines of credit totaled $6.1 million and $10.8 million, with interest earned at effective yields of 8.4% and 9.0% for the quarters ended March 31, 1999 and March 31, 1998, respectively. The average principal balance outstanding decreased to $295.0 million from $489.0 million for the quarters ended March 31, 1999 and March 31, 1998, respectively.

   Mortgage securities
   -------------------

   Interest income on mortgage securities totaled $2.4 million and $15.3 million, with interest earned at effective yields of 4.2% and 8.5% for the quarters ended March 31, 1999 and 1998, respectively. The $12.9 million decrease in interest income is primarily due to a decrease in the average principal balance to $226.3 million from $734.5 million during the quarters ended March 31, 1999 and 1998, respectively. This decrease in the average principal balance was primarily a result of the sale of certain of the Company's mortgage securities in response to the disruption in global financial markets during the fourth quarter 1998. Impairment losses on interest-only securities of $3.0 million were recognized during the first quarter 1999 as a reduction in interest income, whereas no impairment losses were recognized during the first quarter 1998. Excluding this first quarter impairment loss of $3.0 million, the effective yield on mortgage securities would have approximated 9.4%.

Interest Expense

Total interest expense for the quarters ended March 31, 1999 and 1998 was $53.4 million and $83.0 million, respectively. The decrease in interest expense of $29.6 million was primarily due to the decrease in the average outstanding balance of repurchase agreements and other credit facilities to $3.4 billion from $5.0 billion at March 31, 1998, coupled with a decrease in the Company's cost of funds to 6.0% from 6.4% for the quarters ended March 31, 1999 and 1998, respectively.

Equity in Earnings (Loss) of IndyMac Operating

For the quarter ended March 31, 1999 the loss for IndyMac Operating of $2.3 million, in which IndyMac REIT has a 99% economic interest, resulted principally from a decrease in net interest income of $2.3 million, a decrease in gain on securities of $18.9 million, and an increase in other expense of $7.1 million. This was offset by an increase in net gain on mortgage loans of $10.0 million and an increase in service fee income of $6.0 million. The increase in net gain on mortgage loans was due primarily to the Company's improved profit margins on loan sales in the first quarter 1999 compared to the first quarter 1998. The increase in service fee income was due primarily to an increase in the valuation allowance during the first quarter 1998 of $2.4 million compared to a reduction in the valuation allowance during the first quarter 1999 of $1.8 million due to a change in market conditions.

Salaries, General and Administrative Expenses

IndyMac REIT's $2.6 million increase in salaries, general and administrative expenses for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 is primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac REIT, CLCA, IndyMac CLD, and WLCA The Company employed approximately 1,200 employees as of March 31, 1999 compared to 950 employees as of March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on its loans held for sale and investment portfolios, committed and uncommitted borrowings, structured financing, proceeds from the sale of loans and other assets and issuance of REMIC and asset-backed securities, master and primary servicing fees and other servicing-related revenues and proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP").

Market conditions improved and stabilized during the first quarter 1999 compared to the fourth quarter 1998. IndyMac REIT raised approximately $45.8 million through the DRIP during the first quarter 1999, but does not intend to continue raising substantial amounts of equity capital through this vehicle during the second quarter 1999. The Company currently maintains liquidity approximating $300 million, with a leverage ratio of 4.4:1 at March 31, 1999 compared to 5.9:1 at December 31, 1998 and 8.2:1 at March 31, 1998. The Company is continuing to pursue strategic alternatives to managing its liabilities, with an emphasis on procuring longer term facilities where collateral values are not subject to periodic mark to market valuations. These options include, but are not limited to structured financing vehicles, and the possible acquisition, or de novo charter, of a depository institution. In general, the Company plans to continue to operate with more conservative leverage ratios compared to 1998.

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

The table below summarizes the Company's sources of financing as of March 31, 1999:

(Dollars in millions)                                 Committed                Outstanding                Maturity
                                                      Financing                 Balances                    Date
                                                      ---------                -----------                --------
Merrill Lynch                                          $2,000                      $1,896                   April 2000
First Union Bank Syndicate                                900                         726                February 2001
Paine Webber                                              500                         334                    June 2000
Morgan Stanley                                            500                         241                February 2000
Bank of America                                           200                         198                December 1999
Senior unsecured notes                                     60                          60                 October 2002
MBS borrowings                                              -                         255
                                                       ------                      ------
    Total                                              $4,160                      $3,710
                                                       ======                      ======

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

SUBSEQUENT EVENTS

In April 1999, the Company announced that it was changing its emphasis in the home improvement lending business from transactions predominantly with specialty loan brokers and dealers to loans originated via the internet at LoanWorks.com and through LoanWorks' other direct lending channels. As a result of the above shift in emphasis, the Atlanta office, which dealt primarily with large specialty retailers and dealers and employed approximately 40 people, was closed in April 1999. The Company's home improvement products will continue to be offered to mortgage bankers and mortgage brokers in IndyMac's third party lending operation. For 1998, home improvement lending represented approximately 1.5% of IndyMac's total production volume, and the Company's portfolio of home improvement loans totaled $247.7 million at March 31,1999. The servicing operations of the portfolio were transferred to the Company's primary servicing operation in Kalamazoo, Michigan, during the fourth quarter 1998 and collection activities have been centralized at IndyMac's Pasadena headquarters.

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

State of Readiness and Identification of Risks

The identification and assessment of internal systems has been completed and the remediation, testing and implementation phases are currently in progress. Most of the Company's internally developed systems were developed over the past five years, and were designed to be Year 2000 compliant. The Company currently expects to substantially complete both remediation and validation of internal mission-critical systems during the second quarter 1999, with formal implementation to occur at the beginning of the third quarter 1999.

In 1998, the Company began its communication with significant third parties to determine the extent to which the Company may be affected by those third parties' failure to remediate their own Year 2000 issues. The Company will continue to monitor the progress of third party testing and implementation procedures throughout 1999. Contingency plans for mission-critical third party systems are completed. The Company cannot at present determine the financial effect if significant third party remediation efforts fail.

An inventory of embedded technology equipment and systems has been compiled in order to ensure that all components are Year 2000 compliant. Embedded technology equipment and systems include equipment, machinery or building infrastructure that are controlled, monitored or operated by embedded computer devices.

Risks and Contingency Plans

The Company has identified material potential risks related to its Year 2000 issues. These risks are that the Company's primary lenders, depository institutions and collateral custodians do not become Year 2000 compliant before year-end 1999, which could materially impact the Company's ability to access funds and collateral necessary to operate its various businesses. The Company is currently assessing the risks related to these and other Year 2000 risks, and has received significant assurances that the computer systems of its lenders, depository institutions, collateral custodians, business partners, and service bureaus, many of whom are among the largest financial institutions in the country, will be Year 2000 compliant by year-end 1999.

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

Costs Related to Year 2000

During the first quarter 1999, the Company recognized $1.0 million of expenses to ensure the readiness of the Company's computer systems for the year 2000. No additional material expenditures are expected to be recorded for Year 2000 compliance in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

The Company's primary market risk affecting market risk sensitive instruments is interest rate risk. When interest rates fluctuate, the Company can be adversely impacted because the fair market value of its assets and commitments to purchase assets changes. In addition to gains or losses on sale, the Company realizes income or losses from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest incurred on borrowings. Any changes in overall interest rates effect both the amount of interest income received on interest-earning assets and the amount of interest expense incurred on interest-bearing liabilities. Since the change in amount received is generally not equal to the change in amount paid, the spread (defined as the difference between the two) can be adversely affected.

Financial instruments of the Company that tend to decrease in value as interest rates decrease include interest-only securities and servicing assets since prepayments tend to increase, resulting in lower residual cash flows then would otherwise have been obtained in a stable or increasing interest rate environment. Financial instruments of the Company that tend to increase in value as interest rates decrease include REMIC senior securities, fixed rate subordinated securities, adjustable rate agency securities, principal-only securities and U.S. Treasury bonds. In addition, as interest rates decrease the fair market value of the Company's purchase commitments increase.

In order to minimize the adverse impact on net income and shareholders' equity due to changes in the fair market value of its assets and commitments to purchase assets, the Company hedges its loans held for sale, mortgage securities and mortgage servicing rights. During the first quarter 1999, the Company expanded its notional balance on hedges to further reduce its exposure to interest rate risk.

As part of its interest rate risk management process, the Company performs various interest rate scenarios that quantify the net financial impact of changes in interest rates on its interest-earning assets, commitments and interest-bearing liabilities. As of March 31, 1999, the Company estimates that a parallel downward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined after tax loss, including hedges, to net income for IndyMac REIT and IndyMac Operating of $8.1 million, and a combined after tax loss on available for sale securities, recorded as a component of other comprehensive income of $900 thousand. The net result would be a reduction to comprehensive income in 1999 of $9.0 million. The assumptions inherent in this model include an instantaneous rate shock and a degree of correlation between the hedges and hedged assets and as a result is subject to basis risk (i.e., the spread-widening risk between the change in rates on U.S. Treasury bonds and mortgage-backed securities). These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as the increase in income associated with the increase in production volume that would result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and if no date is provided, then such statements speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for consumer loans, mortgage loans, construction loans and commercial term loans, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the availability of funds from the Company's lenders and other sources of financing to support the Company's lending activities; (3) the direction of interest rates and the relationship between interest rates and the cost of funds; (4) federal and state regulation of the Company's consumer lending and commercial lending operations and federal regulation of the Company's real estate investment trust status; (5) the actions undertaken by both current and potential new competitors; and (6) other risks and uncertainties detailed in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)    Exhibits
       --------

      4.1 1998 Stock Incentive Plan adopted May 19, 1998, as amended July 21, 1998, January 20, 1999 and March 1, 1999.

      27   Financial Data Schedule

(b)   Reports on Form 8-K.
      --------------------

          None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 13, 1999 for the quarter ended March 31, 1999.



                              INDYMAC MORTGAGE HOLDINGS, INC.


                            By: /s/ Michael W. Perry
                                --------------------
                                Michael W. Perry
                                Director and Chief Executive Officer



                            By: /s/ Carmella Grahn
                                ------------------
                                Carmella Grahn
                                Executive Vice President and
                                Chief Financial Officer