Form 10-Q
period 1999-06-30
INDYMAC MORTGAGE HOLDINGS INC
filed 1999-08-16
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   Form 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                      For the period ended June 30, 1999


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

        Common stock outstanding as of June 30, 1999: 80,476,001 shares

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                             June 30,                       December 31,
                                                               1999                             1998
                                                           ------------                    --------------
ASSETS                                                     (Unaudited)
Loans held for sale, net
  Mortgages-prime                                           $  583,844                       $   989,052
  Mortgages-subprime                                            87,304                           145,793
  Manufactured housing                                          79,636                           215,507
  Home improvement                                             186,123                           205,304
                                                            ----------                       -----------
                                                               936,907                         1,555,656
Other loans, net
  Loans held for investment                                    501,733                           668,523
  Residential construction
    Builder                                                    730,161                           799,712
    Consumer                                                   372,833                           468,735
                                                            ----------                       -----------
                                                             1,102,994                         1,268,447

  Income property                                              195,573                           178,756
  Revolving warehouse lines of credit                          297,672                           443,946
                                                            ----------                       -----------
                                                             2,097,972                         2,559,672

  Mortgage  securities                                         275,688                           235,032
  Collateral for collateralized mortgage obligations           121,984                           162,726
  Investment in and advances to IndyMac Operating              258,293                           279,693
  Other assets                                                  69,086                            58,373
                                                            ----------                       -----------
    Total assets                                            $3,759,930                       $ 4,851,152
                                                            ==========                       ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Repurchase agreements                                     $1,877,239                       $ 2,942,270
  Syndicated bank lines and commercial paper conduit           795,633                           843,279
  Collateralized mortgage obligations                          100,677                           140,810
  Senior unsecured notes                                        60,108                            60,031
  Accounts payable and accrued liabilities                      33,712                            42,659
                                                            ----------                       -----------
    Total liabilities                                        2,867,369                         4,029,049

  Shareholders' equity
      Preferred stock - authorized, 10,000,000 shares
    of $.01 par value; none issued                                   -                                 -
   Common stock - authorized, 200,000,000 shares of
      $.01 par value; issued and outstanding,
    80,476,001 shares at June 30, 1999 and 75,794,435
    at December 31, 1998                                           805                               758
  Additional paid-in capital                                 1,055,432                         1,005,797
  Accumulated other comprehensive income (loss)                  8,139                           (18,776)

  Cumulative earnings                                          329,934                           277,220
  Cumulative distributions to shareholders                    (501,749)                         (442,896)
                                                            ----------                       -----------
  Total shareholders' equity                                   892,561                           822,103
                                                            ----------                       -----------
     Total liabilities and shareholders' equity             $3,759,930                       $ 4,851,152
                                                            ==========                       ===========

  The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                        Quarters ended June 30,                 Six months ended June 30,
                                                     -----------------------------          --------------------------------
                                                         1999             1998                   1999                1998
                                                     ------------     ------------          --------------      ------------
REVENUES
  Interest income
    Loans held for sale
      Mortgages-prime                                 $12,418           $ 30,427              $ 27,751             $ 53,371
      Mortgages-subprime                                1,303              6,188                 5,075                8,676
      Manufactured housing                              5,648              4,965                11,206                9,398
      Home improvement                                  4,887              3,922                10,066                6,692
                                                      -------           --------              --------             --------
                                                       24,256             45,502                54,098               78,137

    Other loans
      Loans held for investment                        10,992             26,717                22,711               58,365
      Residential construction
        Builder                                        20,513             18,911                40,811               36,154
        Consumer                                        9,154             10,345                19,060               19,785
                                                      -------           --------              --------             --------
                                                       29,667             29,256                59,871               55,939
      Income property                                   4,499                987                 8,723                  987
      Revolving warehouse lines of credit               5,693             13,686                11,786               24,474
                                                      -------           --------              --------             --------
                                                       50,851             70,646               103,091              139,765
  Mortgage securities                                     581             18,925                 3,010               34,306
  Collateral for collateralized mortgage obligations    2,570              3,898                 5,384                8,322
  Advances to IndyMac Operating                         5,326              4,865                10,911                7,786
  Other                                                    28                142                   652                  247
                                                      -------           --------              --------             --------
    Total interest income                              83,612            143,978               177,146              268,563

  Interest expense
    Repurchase agreements                              29,723             77,441                68,127              147,132
    Syndicated bank lines and commercial paper conduit 10,905             11,112                21,575               18,697
    Collateralized mortgage obligations                 2,736              3,944                 5,712                8,247
    Senior unsecured notes                              1,385              1,382                 2,770                2,763
                                                      -------           --------              --------             --------
      Total interest expense                           44,749             93,879                98,184              176,839

  Net interest income                                  38,863             50,099                78,962               91,724
  Provision for loan losses                             1,217              9,357                 7,898               15,607
                                                      -------           --------              --------             --------
    Net interest income after provision
      for loan losses                                  37,646             40,742                71,064               76,117
  Equity in earnings (loss) of IndyMac Operating       (1,982)             2,002                (4,306)               4,891
  Other income                                          1,061                 80                 2,724                  853
                                                      -------           --------              --------             --------
    Net revenues                                       36,725             42,824                69,482               81,861

EXPENSES
  Salaries and related                                  5,840              5,299                11,754               10,268
  General and administrative                            1,780              1,593                 5,014                3,097
                                                      -------           --------              --------             --------
    Total expenses                                      7,620              6,892                16,768               13,365
                                                      -------           --------              --------             --------
NET EARNINGS                                          $29,105           $ 35,932              $ 52,714             $ 68,496
                                                      =======           ========              ========             ========

EARNINGS PER SHARE
  Basic EPS                                           $  0.36           $   0.53              $   0.66             $   1.03
  Diluted EPS                                            0.36               0.53                  0.65                 1.03

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                80,381             68,175                79,807               66,404
  Diluted                                              81,535             68,381                80,980               66,742

The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                                Six months ended June 30,
                                                                          ------------------------------------
                                                                              1999                    1998
                                                                          -------------           ------------
Cash flows from operating activities:
  Net earnings                                                            $    52,714              $   68,496
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operating activities:
      Amortization and depreciation                                            34,554                  22,492
      Provision for loan losses                                                 7,898                  15,607
      Equity in (earnings) loss of IndyMac Operating                            4,306                  (4,891)
    Purchases of mortgage loans held for sale                              (2,996,507)             (5,437,969)
    Sales of and payments from mortgage loans held for sale                 3,467,175               4,514,299
    Purchases of manufactured housing loans held for sale                     (65,293)               (214,837)
    Sales of and payments from manufactured housing                           223,627                 162,605
      loans held for sale
    Purchases of trading securities                                                 -                 (54,055)
    Sale of and payments from trading securities                                    -                  12,287
    Net (increase) decrease in other assets                                     3,991                 (24,754)
    Net increase (decrease) in other liabilities                               (8,947)                 (2,649)
                                                                          -----------             -----------
      Net cash provided by (used in) operating activities                     723,518                (943,369)

Cash flows from investing activities:
  Purchases of mortgage loans held for investment                                   -                (180,836)
  Payments from mortgage loans held for investment                            187,820                 479,768
  Net (increase) decrease in construction loans receivable                    105,138                (284,525)
  Purchases of mortgage securities                                            (76,309)               (240,680)
  Sales of and payments from mortgage securities                               14,403                 207,641
  Net (increase) decrease  in revolving warehouse lines of credit             145,926                 (71,094)
  Net increase in manufactured housing loans held for investment               (1,786)                 (3,197)
  (Increase) decrease in advances to IndyMac Operating net                     29,347                 (35,191)
    of cash payments
  Payments from collateral for collateralized mortgage obligations             40,979                  37,412
                                                                          -----------             -----------
Net cash provided by (used in) investing activities                           445,518                 (90,702)

Cash flows from financing activities:
    Net increase (decrease) in repurchase agreements                       (1,066,706)                608,265
    Net increase (decrease) in syndicated bank lines
      and commercial paper conduit                                            (47,646)                380,939
    Net proceeds from issuance of common stock                                 49,682                 138,264
    Cash dividends paid                                                       (58,853)                (64,833)
    Principal payments on collateralized mortgage obligations                 (41,501)                (37,654)
                                                                          -----------             -----------
      Net cash provided by (used in) financing activities                  (1,165,024)              1,024,981

Net increase (decrease) in cash and cash equivalents                            4,012                  (9,090)
Cash and cash equivalents at beginning of period                                  815                  13,676
                                                                          -----------             -----------
Cash and cash equivalents at end of period                                $     4,827             $     4,586
                                                                          ===========             ===========

    Supplemental cash flow information:
      Cash paid for interest                                              $    96,654             $   176,215
                                                                          ===========             ===========

The accompanying notes are an integral part of these statements.

                                   INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                (Dollars in thousands)
                                                     (Unaudited)

                                                        Additional  Accumulated other comprehensive income (loss)
                                           Common        Paid-in    ---------------------------------------------
                                            Stock        Capital           REIT        Operating        Total
                                        -----------   ------------  --------------   -------------   ------------
Balance at December 31, 1997                $634       $  773,475       $ (2,006)       $   501       $ (1,505)
Common stock options exercised                 -              966              -              -              -
Director's and officer's notes
     receivable                                9           (5,307)             -              -              -
Deferred compensation,
     restricted stock                          1              220              -              -              -
401(k) contribution                            -              362              -              -              -
Net gain (loss) on AFS
     securities                                -                -           (426)           655            229
Dividend reinvestment plan                    59          141,954              -              -              -
Net earnings                                   -                -              -              -              -
Dividends paid                                 -                -              -              -              -
                                            ----       ----------       --------        -------       --------
Net change                                    69          138,195           (426)           655            229
                                            ----       ----------       --------        -------       --------

Balance at June 30, 1998                    $703       $  911,670       $ (2,432)       $ 1,156       $ (1,276)
                                            ====       ==========       ========        =======       ========

Balance at December 31, 1998                $758       $1,005,797       $(18,366)       $  (410)      $(18,776)
Common stock options exercised                 4            1,189              -              -              -
Director's and officer's notes
     receivable                                -              474              -              -              -
Deferred compensation,
     restricted stock                          -            1,203              -              -              -
401(k) contribution                            -              412              -              -              -
Net gain on AFS securities                     -                -         15,784         11,131         26,915
Dividend reinvestment plan                    43           46,357              -              -              -
Net earnings                                   -                -              -              -              -
Dividends paid                                 -                -              -              -              -
                                            ----       ----------       --------        -------       --------
Net change                                    47           49,635         15,784         11,131         26,915
                                            ----       ----------       --------        -------       --------

Balance at June 30, 1999                    $805       $1,055,432       $ (2,582)       $10,721       $  8,139
                                            ====       ==========       ========        =======       ========
                                                                                            Cumulative        Total
                                                            Cumulative   Comprehensive   Distributions to  Shareholders'
                                                             Earnings        Income         Shareholders      Equity
                                                           ----------    -------------   ---------------   ------------
Balance at December 31, 1997                                 243,430        $241,925       $(312,140)       $703,894
Common stock options exercised                                     -               -               -             966
Director's and officer's notes
     receivable                                                    -               -               -          (5,298)
Deferred compensation,
     restricted stock                                              -               -               -             221
401(k) contribution                                                -               -               -             362
Net gain (loss) on AFS
     securities                                                    -             229               -             229
Dividend reinvestment plan                                         -               -               -         142,013
Net earnings                                                  68,496          68,496               -          68,496
Dividends paid                                                     -               -         (64,833)        (64,833)
                                                            --------        --------       ----------        --------
Net change                                                    68,496          68,725         (64,833)        142,156
                                                            --------        --------       ----------        --------

Balance at June 30, 1998                                    $311,926        $310,650      $ (376,973)       $846,050
                                                            ========        ========      ==========        ========
Balance at December 31, 1998                                $277,220        $258,444      $ (442,896)       $822,103
Common stock options exercised                                     -               -               -           1,193
Director's and officer's notes
     receivable                                                    -               -               -             474
Deferred compensation,
     restricted stock                                              -               -               -           1,203
401(k) contribution                                                -               -               -             412
Net gain on AFS securities                                         -          26,915               -          26,915
Dividend reinvestment plan                                         -               -               -          46,400
Net earnings                                                  52,714          52,714               -          52,714
Dividends paid                                                     -               -         (58,853)        (58,853)
                                                            --------        --------      ----------        --------
Net change                                                    52,714          79,629         (58,853)         70,458
                                                            --------        --------      ----------        --------

Balance at June 30, 1999                                    $329,934        $338,073       $(501,749)       $892,561
                                                            ========        ========      ==========        ========

The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


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

    Certain reclassifications have been made to the financial statements for the period ended June 30, 1998 to conform to the June 30, 1999 presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac REIT's annual report on Form 10-K for the year ended December 31, 1998.

    NOTE B - ALLOWANCE FOR LOAN LOSSES

    IndyMac REIT's determination of the level of the allowance and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and IndyMac REIT's ongoing examination process. IndyMac REIT recognized a $1.2 million provision for loan losses during the second quarter of 1999, compared to a $6.7 million provision for loan losses during the first quarter of 1999. The larger increase in the allowance for loan losses during the first quarter of 1999 was considered necessary given (a) prepayments of higher credit quality loans increased more than prepayments of lower credit quality loans as a result of the more favorable interest rate environment during the first quarter of 1999, (b) the Company sold a substantial number of the more marketable loans held in this portfolio to raise liquidity during the fourth quarter of 1998, and (c) the Company reduced originations during 1999 with the result that, by June 30, 1999, payments and sales of loans were not replaced by a similar volume of new loans. Given the composition of the Company's loan portfolio at June 30, 1999, the $52.1 million allowance for loan losses was considered adequate to cover losses inherent in the loan portfolio at June 30, 1999. However, no assurance can be given that IndyMac REIT will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions, the credit quality of the assets comprising IndyMac REIT's portfolio and IndyMac REIT's ongoing examination process, will not require significant increases in the allowance for loan losses.

The table below summarizes the changes to the allowance for loan losses for the quarter and six months ended June 30, 1999:

(Dollars in thousands)                                     Quarter ended              Six months ended
                                                           June 30, 1999                June 30, 1999
                                                           -------------              ----------------
Beginning balance                                            $53,349                       $50,112
Provision                                                      1,217                         7,898
Net charge-offs                                               (2,489)                       (5,933)
                                                             -------                       -------
Ending balance                                               $52,077                       $52,077
                                                             =======                       =======


NOTE C - MORTGAGE SECURITIES

A summary of IndyMac REIT's mortgage securities as of June 30, 1999 and December 31, 1998 follows:

(Dollars in thousands)                                           June 30,                  December 31,
                                                                  1999                         1998
                                                               ----------                  ------------
Amortized cost                                                  $278,270                     $253,398
Gross unrealized gains                                            11,844                          317
Gross unrealized losses                                          (14,426)                     (18,683)
                                                                --------                     --------
Estimated fair value                                            $275,688                     $235,032
                                                                ========                     ========

At June 30, 1999, IndyMac REIT's mortgage securities included $133.9 million of AAA-rated interest-only securities, $49.8 million of senior securities, $45.5 million of residual securities, $31.1 million of agency securities, $12.2 million of other investment grade securities, and $3.2 million of non-investment grade securities.

The fair value of IndyMac REIT's interest-only and residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and estimating expected prepayment rates and credit losses. Prepayment speed assumptions used to value IndyMac REIT's interest-only securities and residual securities are based primarily on historical experience and expectations of future prepayment levels based on collateral coupon and seasoning. At June 30, 1999, the interest-only securities reflected an average constant prepayment rate assumption for the remainder of 1999 of approximately 23%. In addition, these valuations incorporated weighted average discount rates ranging from 10% to 12%. The residual securities, comprised of prime, subprime and manufactured housing collateral, were valued at a weighted average discount rate of 20% and assumed weighted average annual credit losses on underlying collateral of 1.1%. The subprime residuals reflect an average annual constant prepayment rate ranging from 30% to 35%.

The fair value of the non-investment grade securities is net of a $5.0 million discount to face or valuation reserve for credit losses.

NOTE D - SEGMENT REPORTING

IndyMac REIT's reportable operating segments include Mortgage Banking, Investments and Lending. The Mortgage Banking segment purchases conforming, jumbo and non-conforming mortgage loans from third party originators of mortgage loans as well as loans funded directly to consumers via LoanWorks, a division of IndyMac Operating. The Mortgage Banking segment also engages in financing manufactured housing loans and home improvement loans. The Investments segment invests in residential loans and securities on a long-term basis. The Lending segment offers a variety of commercial term loan programs, residential construction, land and lot loan programs for builders and developers and third party customers through its Construction Lending Corporation of America, Construction Lending Division and Income Property divisions. This segment also engages in secured warehouse lending operations. In the first quarter of 1999, a portion of the loan loss reserve was reclassified between the Investments and Lending segments. This resulted in a loss for the Lending segment offset by increased earnings in the Investments segment. These changes had no impact on the Company's overall results of operations.

Segment information for the quarters and six months ended June 30, 1999 and 1998 were as follows:

(Dollars in thousands)                       Mortgage
                                             Banking     Investments    Lending     Adjustment (1)   Consolidated
                                            ----------   -----------   ----------   --------------   ------------
Quarter ended June 30, 1999
     Net interest income                    $    7,106    $    6,802   $   19,629        $  5,326      $   38,863
     Net revenues                                5,342         7,059       21,003           3,321          36,725
     Net earnings                                5,110         6,168       14,506           3,321          29,105

Quarter ended June 30, 1998
     Net interest income                    $   15,206    $   11,051   $   18,977        $  4,865      $   50,099
     Net revenues                               15,385         4,097       16,475           6,867          42,824
     Net earnings                               14,806         3,611       10,648           6,867          35,932

Six months ended June 30, 1999
     Net interest income                    $   19,107    $   10,272   $   38,672        $ 10,911      $   78,962
     Net revenues                               17,167        19,736       25,996           6,583          69,482
     Net earnings                               16,803        17,865       11,463           6,583          52,714

Six months ended June 30, 1998
     Net interest income                    $   26,809    $   22,993   $   34,136        $  7,786      $   91,724
     Net revenues                               25,285        12,099       31,800          12,677          81,861
     Net earnings                               24,290        10,815       20,714          12,677          68,496

     Assets as of June 30, 1999             $  976,336    $  896,935   $1,628,366        $258,293      $3,759,930

     Assets as of June 30, 1998             $2,263,775    $2,595,841   $1,853,172        $226,659      $6,939,447

     (1) Represents intercompany interest and earnings from investment in IndyMac Operating.


NOTE E - INVESTMENT IN INDYMAC OPERATING


Summarized financial information for IndyMac Operating follows:

(Dollars in thousands)                                                                    June 30,          December 31,
                                                                                            1999                1998
                                                                                         ----------         ------------
Loans held for sale, net                                                                  $151,664          $  210,086
Mortgage securities                                                                        404,573             398,094
Treasury securities                                                                        181,137             302,313
Mortgage servicing rights                                                                  128,157             127,229
Other assets                                                                                70,642              65,074
                                                                                          --------          ----------
     Total assets                                                                         $936,173          $1,102,796
                                                                                          ========          ==========

Repurchase agreements                                                                     $551,937          $  697,406
Syndicated bank lines                                                                       89,139              89,139
Due to IndyMac REIT                                                                        167,723             196,154
Accounts payable and accrued liabilities                                                    35,889              35,714
Shareholders' equity                                                                        91,485              84,383
                                                                                          --------          ----------
     Total liabilities and shareholders' equity                                           $936,173          $1,102,796
                                                                                          ========          ==========

(Dollars in thousands)                                               Quarters ended June 30,         Six months ended June 30,
                                                                 --------------------------------------------------------------
                                                                     1999            1998              1999             1998
                                                                 ------------     ------------      ------------      ---------
Interest income
     Loans held for sale                                            $  5,219        $ 3,056           $ 10,607         $ 6,019
     Mortgage securities                                               8,104          7,750             13,162          16,980
     Treasury securities                                               2,330          3,917              7,156           7,038
                                                                    --------        -------           --------         -------
          Total interest income                                       15,653         14,723             30,925          30,037

Interest expense                                                      13,787         15,295             28,947          28,197
                                                                    --------        -------           --------         -------
          Net interest income (expense)                                1,866           (572)             1,978           1,840

Provision for loan losses                                                319              -                428              36

Net gain on mortgage loans                                            35,933         26,515             63,909          44,488
Net loss on securities                                               (17,146)        (7,077)           (32,440)         (3,459)
Service fee income                                                     4,632          3,570             10,342           1,947
Other income                                                           4,973          6,085              9,620           8,867
                                                                    --------        -------           --------         -------
          Net revenues                                                29,939         28,521             52,981          53,647

Total expenses                                                        33,421         25,004             60,544          45,055
                                                                    --------        -------           --------         -------

Earnings (loss) before income tax provision (benefit)                 (3,482)         3,517             (7,563)          8,592
Income tax provision (benefit)                                        (1,480)         1,495             (3,214)          3,652
                                                                    --------        -------           --------         -------
          Net earnings (loss)                                       $ (2,002)       $ 2,022           $ (4,349)        $ 4,940
                                                                    ========        =======           ========         =======

Allowance for Loan Losses

IndyMac Operating's allowance for loan losses related to loans held for sale totaled $1.0 million at June 30, 1999.

Mortgage Securities

A summary of IndyMac Operating's mortgage securities as of June
30, 1999 and December 31, 1998 follows:


(Dollars in thousands)                                                            June 30,                 December 31,
                                                                                   1999                        1998
                                                                                ------------              -------------
Amortized cost                                                                    $385,715                   $397,859
Gross unrealized gains                                                              32,597                        408
Gross unrealized losses                                                            (13,739)                      (173)
                                                                                  --------                   --------
Estimated fair value                                                              $404,573                   $398,094
                                                                                  ========                   ========

At June 30, 1999, IndyMac Operating's mortgage securities included $234.8 million of AAA-rated interest-only securities, $101.7 million of investment-grade securities, $58.0 million of non-investment grade securities, a $5.3 million residual security, and $4.8 million of principal-only securities.

The fair value for IndyMac Operating's interest-only and residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and estimating expected prepayment rates and credit losses. Prepayment speed assumptions used to value
IndyMac Operating's interest-only securities and residual security portfolios are based primarily on historical experience and expectations of future prepayment levels based on collateral coupon and seasoning. At June 30, 1999, the interest-only securities reflected an average constant prepayment rate assumption for the remainder of 1999 of approximately 23%. In addition, these valuations incorporated weighted average discount rates ranging from 10% to 12%.

The fair value of the non-investment grade securities is net of a $34.3 million discount to face or valuation reserve for credit losses.

NOTE F - SUBSEQUENT EVENT

In July of 1999, the Company announced that it had signed a definitive agreement to acquire SGV Bancorp ("SGVB"), the holding company for First Federal Savings and Loan Association of San Gabriel Valley. SGVB is a Southern California-based, savings and loan holding company whose savings and loan subsidiary had eight branches, $324 million in deposits, and $469 million of assets as of June 30, 1999. During July of 1999, SGVB completed a deposit acquisition, which increased SGVB's deposit base to approximately $360 million and added one additional branch.

The Company will acquire SGVB in a cash purchase transaction for $25.00 per share, or $62.5 million, for all of the SGVB shares outstanding or subject to option. This price is subject to adjustment as a result of changes in the value of certain assets and liabilities of SGVB. The acquisition will be structured so that the Company and all of its assets and liabilities will be merged into SGVB, which will be the surviving corporation and will be renamed IndyMac. Pursuant to the transaction, IndyMac REIT's shareholders will receive one share of SGVB common stock in exchange for each share of IndyMac REIT's common stock, which shares will be traded on the New York Stock Exchange.

The acquisition is subject to Office of Thrift Supervision ("OTS") approval as well as approval by the shareholders of both the Company and SGVB.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL

IndyMac Mortgage Holdings, Inc. ("IndyMac REIT") was incorporated in the state of Maryland in July 1985 and reincorporated in the state of Delaware in March 1987. References to "IndyMac REIT" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and IndyMac REIT's affiliate, IndyMac, Inc. ("IndyMac Operating") and its consolidated subsidiaries, which are not consolidated with IndyMac REIT for financial reporting or tax purposes.

In its third party lending business ("IndyMac TPL"), the Company acts as an intermediary between the originators of mortgage loans and permanent investors in whole loans and mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company has realigned IndyMac TPL to concentrate on mortgage originators through the use of its proprietary electronic underwriting and risk-based pricing system, e-MITS/1/ (electronic-Mortgage Information and Transaction System). The Company purchases conforming, jumbo and other non-conforming mortgage loans, as well as manufactured housing and home improvement loans, from mortgage originators. The Company also originates conforming, jumbo and other non-conforming mortgage loans through its direct-to-consumer LoanWorks/2/ division via its proprietary website at www.loanworks.com, other internet relationships, and direct-to-consumer
-----------------
marketing methods. The Company and its IndyMac TPL customers ("sellers") negotiate whether such sellers will retain, or the Company will purchase, the rights to service the mortgage loans delivered by such sellers to the Company. The Company, through its LoanWorks Servicing division, services those loans that it has purchased on a servicing-released basis and that it originates through LoanWorks. All loans purchased or originated by IndyMac REIT for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated are committed for sale to

-----------------
/1/ Registered in the U.S. Patent and Trademark Office. Patent pending. /2/ Registered in the U.S. Patent and Trademark Office.

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

In addition to its third party lending operations, the Company earns net interest income and fee income through its other consumer lending operations, as well as its commercial lending operations, and earns net interest income on its investment portfolio of mortgage and consumer loans and mortgage securities.
The Company's consumer lending operations include: IndyMac Construction Lending Division ("IndyMac CLD"), which facilitates the purchase of a variety of residential construction, land and lot loans through sellers; LoanWorks, which facilitates the direct origination of a variety of residential loans; and LoanWorks Servicing, which performs servicing for mortgage loans acquired by the Company on a servicing-released basis or originated by the Company through LoanWorks. Through the second quarter of 1999, the Company also operated a Manufactured Housing Division ("IndyMac MHD"), which facilitated the direct origination and purchase of consumer loans and mortgage loans secured by manufactured housing. The Company restructured this division during June of 1999 to change the major focus of its manufactured housing lending business to offer manufactured housing loans directly to consumers using its LoanTown/LoanWorks brands, and internet technology and telemarketing expertise. The Company's commercial lending operations include Construction Lending Corporation of America ("CLCA"), which provides a variety of commercial, multi-family term, construction, land and lot loan programs to builders and developers, and Warehouse Lending Corporation of America ("WLCA"), which provides various types of short-term revolving financing to small-to-medium-size mortgage originators and offers builder inventory lines of credit.

In June of 1999, IndyMac REIT's Board of Directors approved the termination of its status as a REIT, to be effective after December 31, 1999, subject to shareholder approval. The Company will no longer be required to distribute 95% of its net income to its shareholders and will be required to pay income taxes based on its income tax liability each year. It is anticipated that the strategy to convert to a taxable entity will maximize the Company's growth potential and its competitive advantage in internet-based mortgage lending and securitization markets.

In July of 1999, the Company announced that it signed a definitive agreement to acquire SGV Bancorp, the holding company for First Federal Savings and Loan Association of San Gabriel Valley. See further discussion in "Note F-Subsequent Event."

FINANCIAL CONDITION

Overview of Third Party Lending Operations: Total loans produced by IndyMac TPL during the second quarter of 1999 were $1.4 billion, compared with the first quarter of 1999 and the second quarter of 1998 production of $1.3 billion and $3.1 billion, respectively. These loans were financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $1.7 billion of loans during the second quarter of 1999, compared with $2.0 billion sold during the first quarter of 1999 and $2.3 billion sold in the second quarter of 1998.

The Company has realigned its third party lending business to concentrate on mortgage originators, where it can add value through the use of e-MITS. Loans funded through e-MITS in the second quarter of 1999 totaled $486 million, representing 36 percent of IndyMac's third party prime and subprime mortgage production for this period, up from $193 million or 15 percent of production during the first quarter of 1999. Total year-to-date loan production via e-MITS.com of $679 million exceeds the total production volume from this channel for the full year 1998.

LoanWorks funded $166 million of mortgage loans during the second quarter of 1999, down 11 percent in comparison to $187 million of loans during the first quarter of 1999, but up 77 percent in comparison with production volume in the second quarter of 1998. In addition to its proprietary website at www.loanworks.com, LoanWorks initiates relationships with borrowers via internet
-----------------
channels through its contractual relationships with other popular consumer websites including America Online, Inc., QuickenMortgage(TM), Owners.com(TM) and Microsoft HomeAdvisor(TM). LoanWorks production obtained via internet channels during the second quarter of 1999 totaled $29.0 million or 17.5% of total LoanWorks' production as measured in principal balance.

At June 30, 1999 and 1998, IndyMac Operating's master servicing portfolio had an aggregate outstanding principal balance of $14.5 billion and $14.6 billion, respectively, with a weighted average coupon of 8.2% and 8.3%, respectively, while LoanWorks Servicing's portfolio at June 30, 1999 and December 31, 1998 was $9.5 billion and $10.6 billion, respectively, with a weighted average coupon of 8.3% for both periods. Non-performing loans/3/ held for sale were 2.1% of principal at June 30, 1999 compared with 1.6% at December 31, 1998 and 0.7% at June 30, 1998. The increase in the percentage of non-performing loans as of June 30, 1999 compared to December 31, 1998 and June 30, 1998 was primarily due to (a) prepayments of higher credit quality loans increased more than prepayments of lower credit quality loans as a result of the more favorable interest rate environment during 1999, (b) the Company sold a substantial number of the more marketable loans held in this portfolio to raise liquidity during the fourth quarter of 1998 and (c) the Company reduced originations during 1999 with the result that, by June 30, 1999, payments and sales of loans were not replaced by a similar volume of new loans.

At June 30, 1999, the Company's manufactured housing loans held for sale had an outstanding balance of $82.0 million (of which $79.6 million was held by IndyMac
REIT) compared with $243.2 million at December 31, 1998 (of which $215.5 million was held by IndyMac REIT). In connection with the decision to restructure the Company's manufactured housing lending division during the second quarter of 1999, IndyMac sold $240.8 million of its manufactured housing loans in the form of a whole loan bulk sale for cash. Non-performing manufactured housing loans held for sale were 5.4% of principal at June 30, 1999 compared with 0.7% at December 31, 1998. The increase in non-performing loans is primarily due to the $240.8 million loan sale in the second quarter of the more marketable loans in
the portfolio, which left a higher ratio of non-performing loans.   In addition,
the Company significantly decreased its originations of manufactured housing loans during the second quarter of 1999 in line with its shift in emphasis to loans originated via the internet with the result that, by June 30, 1999, prepayments of loans were no longer being replaced by new loans.

At June 30, 1999, the Company's home improvement loans held for sale had an outstanding balance of $248.3 million (of which $186.1 million was held by IndyMac REIT) compared with $278.3 million at December 31, 1998 (of which $205.3 million was held by IndyMac REIT). Non-performing home improvement loans held for sale were 1.1% of principal at June 30, 1999 compared with 0.8% at December 31, 1998. The increase in non-performing loans resulted primarily from prepayments of higher credit quality loans increasing more than prepayments of lower credit quality loans as a result of the more favorable interest rate environment during 1999.

Loans Held For Investment: The $501.7 million portfolio of loans held for investment at June 30, 1999 consisted of $181.3 million of varying types of adjustable-rate product which contractually reprice in monthly, semi-annual or annual periods; $161.2 million of loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $159.2 million of fixed-rate loans. Included in the loans held for investment portfolio as of June 30, 1999 and 1998 was $20.2 million and $33.5 million, respectively, of manufactured housing loans. The weighted average coupon of the mortgage loans held for investment at June 30, 1999 and 1998 was

-----------------
/3/ Non-performing loans are generally loans delinquent 90 days or more, excluding real estate owned. With respect to revolving warehouse lines of credit, non-performing consists of loans securing the line which, while performing, are in default with the contractual terms of the line of credit.

8.4% and 8.1% respectively. The allowance for loan losses related to loans held for investment totaled $14.6 million at June 30, 1999. Net charge-offs related to loans held for investment totaled $383 thousand for the quarter ended June 30, 1999. Non-performing loans held for investment were 8.4% of principal at June 30, 1999 compared with 5.6% at December 31, 1998 and 2.9% at June 30, 1998. The increase in non-performing loans from June 30, 1998 to December 31, 1998 and June 30, 1999 resulted primarily from (a) prepayments of higher credit quality loans increasing more than prepayments of lower credit quality loans as a result of the more favorable interest rate environment during 1999 and (b) sales of the more marketable loans during the fourth quarter of 1998 and the first quarter of 1999.

Construction Lending Operations: At June 30, 1999, CLCA had commitments to fund construction loans of $1.4 billion, with outstanding balances of $669.5 million compared to commitments to fund construction loans of $1.6 billion and an outstanding balance of $731.0 million at December 31, 1998. At June 30, 1998, CLCA had commitments to fund construction loans of $1.5 billion, with outstanding balances of $844.9 million. The allowance for loan losses related to CLCA loans totaled $18.2 million at June 30, 1999, and net charge-offs related to CLCA loans were $200 thousand for the second quarter of 1999. Non-performing loans were 1.9% and 1.0% of principal at June 30, 1999 and December 31, 1998, respectively. The increase in non-performing loans is due primarily to one construction loan in the amount of $7.8 million which became non-performing during 1999. Foreclosure of this loan has been delayed due to the borrower's bankruptcy filing. However, the Company anticipates it will ultimately foreclose on the property and has identified a prospective buyer with a continuing interest in purchasing the property. The estimated loss on this foreclosure is included in the allowance for loan losses as of June 30, 1999.

At June 30, 1999, CLCA's Income Property division had commitments to fund term and construction loans of $292.6 million with outstanding balances of $88.1 million on commercial term loans and $107.5 million on commercial construction loans compared to commitments to fund term and construction loans of $290.8 million with outstanding balances of $53.6 million on commercial term loans and $125.2 million on commercial construction loans at December 31, 1998. At June 30, 1998, CLCA's Income Property division had outstanding balances of $29.2 million on commercial term loans and $104.4 million on other construction loans. The allowance for loan losses related to CLCA's Income Property division totaled $3.0 million as of June 30, 1999 and there were no charge-offs for the quarter ended June 30, 1999. Similarly, there were no non-performing loans for CLCA's income property portfolio as of June 30, 1999.

At June 30, 1999, IndyMac CLD had commitments to fund construction-to-permanent lot loans and home improvement loans of $599.7 million with an outstanding balance of $426.5 million compared with commitments of $797.7 million and an outstanding balance of $508.7 million at December 31, 1998. At June 30, 1998, IndyMac CLD had commitments to fund construction-to-permanent, lot loans and home improvement loans of $652.6 million with an outstanding balance of $420.9 million. Included in consumer construction loans were $7.0 million of manufactured housing loans at June 30, 1999 and $28.7 million of such loans at December 31, 1998. The allowance for loan losses related to IndyMac CLD loans totaled $8.9 million at June 30, 1999, and there were net charge-offs of $149 thousand for the quarter ended June 30, 1999. Non-performing loans for IndyMac CLD were 1.4% and 2.7% of principal, at June 30, 1999 and December 31, 1998, respectively, compared to 0.5% of principal at June 30, 1998.

Warehouse Lending Operations: At June 30, 1999, IndyMac REIT had extended commitments to make warehouse and related lines of credit in an aggregate amount of $1.2 billion, of which $297.7 million was outstanding, compared to $443.9 million outstanding at December 31, 1998. The decrease in the outstanding balance resulted primarily from lower production volumes and a significant reduction in the average length of time that customer borrowings remain outstanding. The allowance for loan losses related to warehouse lines of credit totaled $3.2 million at June 30, 1999 and there were no charge-offs for the quarter ended June 30, 1999. At June 30, 1999, 2.7% of warehouse lines were non-performing compared to 2.2% non-performing warehouse lines of credit at December 31, 1998. The increase in non-performing lines of credit as a percentage of total outstanding borrowings resulted from the reduction in the outstanding borrowings during 1999.

RESULTS OF OPERATIONS

Quarter ended June 30, 1999 compared to quarter ended June 30, 1998

Highlights for the quarters ended June 30, 1999 and 1998


(Dollars in thousands)                                                                       For the quarters ended
                                                                                      -----------------------------------
                                                                                        June 30,              June 30,
                                                                                          1999                  1998
                                                                                      -------------        --------------
Net interest income                                                                       $38,863               $50,099
Net earnings                                                                               29,105                35,932
Return on average assets                                                                     2.71%                 2.10%
Return on average equity                                                                    13.06%                17.38%
Interest spread
     Yield on interest-earning assets                                                        8.39%                 8.51%
     Cost of interest-bearing liabilities                                                    5.88%                 6.29%
     Interest spread                                                                         2.51%                 2.22%

Net earnings

IndyMac REIT's net earnings were $29.1 million, or $0.36 basic and diluted earnings per share for the quarter ended June 30, 1999, compared to net earnings of $35.9 million, or $0.53 basic and diluted earnings per share for the quarter ended June 30, 1998. The decrease in net earnings of $6.8 million was primarily due to a decrease in the average outstanding balances of loans held for sale, loans held for investment and mortgage securities as a result of the Company's response to the disruption in financial markets during the fourth quarter of 1998 and lower production levels. This decrease in the outstanding loan balances and mortgage securities resulted in a decrease in interest income of $60.4 million from the quarter ended June 30, 1998 to June 30, 1999. The decrease in interest income was partially offset by a decrease of $49.1 million in interest expense as a result of the Company's lower outstanding borrowings during the same period. The provision for loan losses decreased $8.1 million primarily as a result of the decrease in the outstanding balances of loans held for sale and loans held for investment. IndyMac REIT's equity in earnings of IndyMac Operating decreased $4.0 million primarily as a result of a $3.2 million charge to IndyMac Operating's earnings for the restructuring of its manufactured housing dealer business, partially offset by improved profit margins on its loan sale activity.

Interest income

Total interest income decreased $60.4 million for the second quarter to $83.6 million, down from $144.0 million for the second quarter of 1998. This decrease was the result of a reduction in the average outstanding loan balances in 1999 resulting from the Company's significant sales in the fourth quarter of 1998 and lower production volume in 1999. This resulted in decreases in interest income related to loans held for sale of $21.2 million, mortgage securities of $18.3 million, mortgage loans held for investment of $15.7 million, and revolving warehouse lines of credit of $8.0 million, partially offset by an increase in interest income on income property loans of $3.5 million.

   Loans held for sale
   -------------------

   Interest income on loans held for sale decreased $21.2 million for the second quarter of 1999 to $24.3 million, down from $45.5 million for the second quarter of 1998. This decrease was primarily the result of a decrease in the average principal balance of such loans to $1.1 billion for the second quarter of 1999, down from $2.2 billion for the second quarter of 1998, partially offset by an increase in the effective yield to 8.9% from 8.4%.

   Loans held for investment
   -------------------------

   Interest income on loans held for investment decreased $15.7 million for the second quarter of 1999 to $11.0 million, down from $26.7 million for the second quarter of 1998. This decrease was primarily the result of a decrease in the average balance of such loans to $550.3 million for the second quarter of 1999, down from $1.5 billion for the second quarter of 1998, partially offset by an increase in the effective yield to 8.0% from 7.3%. The decrease in the average balance of loans held for investment decreased because, in response to the fourth quarter 1998 market disruption, the Company reduced its assets and borrowing requirements under uncommitted lines of credit and sold to third parties through IndyMac Operating $443.6 million of whole loans from its held for investment portolio thereby increasing liquidity. Loans are classified as held for investment based upon management's intent and ability to hold such loans for the foreseeable future.

   Revolving warehouse lines of credit
   -----------------------------------

   Interest income on revolving warehouse lines of credit decreased $8.0 million for the second quarter of 1999 to $5.7 million, down from $13.7 million for the second quarter of 1998. This decrease was primarily the result of a decrease in the average balance of such loans to $286.0 million for the second quarter of 1999, down from $576.4 million for the second quarter of 1998, compounded by a decrease in the effective yield to 8.0% from 9.5%, primarily due to the decrease in the prime lending rates.

   Income property loans
   ---------------------

   Interest income on income property loans increased $3.5 million for the second quarter of 1999 to $4.5 million, up from $1.0 million for the second quarter of 1998. This increase was primarily the result of an increase in the average balance of such loans to $194.3 million for the second quarter of 1999, up from $51.9 million for the second quarter of 1998, compounded by an increase in the effective yield to 9.3% from 9.2%.

   Mortgage securities
   -------------------

   Interest income on mortgage securities decreased $18.3 million for the second quarter of 1999 to $0.6 million, down from $18.9 million for the second quarter of 1998. This decrease was primarily the result of a decrease in the average principal balance of securities to $223.3 million for the second quarter, down from $957.2 million for the second quarter of 1998, compounded by a decrease in the effective yield to 1.0% from 7.9%. The decrease in the average principal balance was primarily the result of the sale of certain of the Company's mortgage securities in response to the disruption in the financial markets during the fourth quarter of 1998, which has not been replaced by new purchases or retaining of assets via securitizations during 1999. Impairment losses on manufactured housing residual securities of $5.3 million were recognized during the second quarter of 1999 as a reduction in interest income, whereas no impairment losses were recognized during the second quarter of 1998. Excluding this second quarter impairment loss, the effective yield on mortgage securities would have approximated 10.5%.

Interest expense

Total interest expense decreased $49.1 million to $44.7 million for the second quarter of 1999, down from $93.9 million for the second quarter of 1998. This decrease was primarily the result of a decrease in the average outstanding balance of repurchase agreements and other credit facilities to $3.1 billion, down from $6.0 billion at June 30, 1998, coupled with a decrease in the Company's cost of funds to 5.9% from 6.3%.

Provision for loan losses

The provision for loan losses decreased from $9.4 million in the second quarter of 1998 to $1.2 million in the second quarter of 1999 primarily as a result of the lower average outstanding balances of loans held for sale and loans held for investment during 1999 compared to 1998. As of June 30, 1999, the $52.1 million allowance for loan losses was considered adequate to cover losses inherent in the loan portfolio at June 30, 1999.

Equity in earnings (loss) of IndyMac Operating

IndyMac REIT has a 99% equity interest in IndyMac Operating. IndyMac Operating incurred a $2.0 million loss for the second quarter, down $4.0 million from earnings of $2.0 million for the second quarter of 1998. This decrease was primarily the result of a loss on sale of securities of $17.1 million in the second quarter of 1999, compared to a $7.1 million loss in the second quarter of 1998, as well as a $3.2 million charge for the restructuring of its manufactured housing dealer business. These losses were partially offset by improved profit margins on its loan sale activity, resulting in an increase in net gain on sale of loans of $9.4 million to $35.9 million. Assets retained by the Company during the second quarter of 1999 in connection with its loan sale transactions consisted solely of $4.1 million of capitalized servicing or 0.2% of the total principal amount of the loans sold during the period.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

Highlights for the six months ended June 30, 1999 and 1998


(Dollars in thousands)                                                                     For the six months ended
                                                                                      ----------------------------------
                                                                                        June 30,              June 30,
                                                                                          1999                  1998
                                                                                      --------------        ------------
Net interest income                                                                       $78,962               $91,724
Net earnings                                                                               52,714                68,496
Return on average assets                                                                     2.30%                 2.11%
Return on average equity                                                                    12.11%                17.12%
Interest spread
     Yield on interest-earning assets                                                        8.27%                 8.54%
     Cost of interest-bearing liabilities                                                    5.94%                 6.34%
     Interest spread                                                                         2.33%                 2.20%

Net earnings

IndyMac REIT's net earnings were $52.7 million, or $0.65 diluted earnings per share and $0.66 basic earnings per share, respectively, for the six months ended June 30, 1999, compared to $68.5 million, or $1.03 basic and diluted earnings per share for the six months ended June 30, 1998. The decrease in net earnings of $15.8 million was primarily due to a decrease in the outstanding balances of loans held for sale, loans held for investment and mortgage securities as a result of the Company's response to the disruption in the financial markets during the fourth quarter of 1998. This decrease in the outstanding loan balances and mortgage securities resulted in a decrease in interest income of $91.4 million from the six months ended June 30, 1998 to June
30,1999. The decrease in interest income was partially offset by a decrease of $78.7 million in interest expense as a result of the Company's lower outstanding borrowings during the same period. IndyMac REIT's equity in earnings of IndyMac Operating decreased $9.2 million primarily due to a $3.2 million charge to IndyMac Operating's other expenses for the restructuring of its manufactured housing dealer business and an increase of $29.0 million in net loss on securities for the six months ended June 30, 1999. These losses were partially offset by a $19.4 million increase in net gain on mortgage loans and an $8.4 million increase in service fee and other income.

Interest Income

Total interest income was $177.1 million for the six months ended June 30, 1999 and $268.6 million for the six months ended June 30, 1998. The decrease in interest income was the result of a reduction in the average outstanding loan balances in 1999 resulting from the Company's significant sales in the fourth quarter of 1998 and lower production volumes in 1999. This resulted in decreases in interest income related to mortgage loans held for investment of $35.7 million, loans held for sale of $24.0 million, mortgage securities of $31.3 million and revolving warehouse lines of credit of $12.7 million, partially offset by increases related to income property loans of $7.7 million, residential construction loans of $3.9 million and advances to IndyMac Operating of $3.1 million.

   Loans held for sale
   -------------------

   Interest income on mortgage loans held for sale totaled $54.1 million and $78.1 million for the first six months of 1999 and 1998, respectively. The decrease of $24.0 million resulted primarily from a decrease in the average principal balance of such loans to $1.3 billion for the first six months of 1999, down $0.6 billion from the first six months of 1998, partially offset by an increase in the effective yield to 8.5% from 8.4%.

   Loans held for investment
   -------------------------

   Interest income on loans held for investment decreased $35.7 million for the first six months of 1999 to $22.7 million, down from $58.4 million for the first six months of 1998. This decrease was primarily the result of a decrease of $1.0 billion in the average balance of such loans to $584.4 million for the first six months of 1999, down from $1.6 billion for the second quarter of 1998, partially offset by an increase in the effective yield to 7.8% from 7.4%.

   Residential construction loans
   ------------------------------

   Interest income on residential construction loans totaled $59.9 million and $55.9 million, with interest earned at an effective yield of 10.0% and 10.6% for the six months ended June 30, 1999 and 1998, respectively. The average principal balance of construction loans outstanding increased $136.1 million to $1.2 billion during the first six months of 1999 from $1.1 billion during the first six months of 1998.

   Income property loans
   ---------------------

   Interest income on income property loans increased $7.7 million for the first six months of 1999 to $8.7 million, up from $1.0 million for the first six months of 1998. This increase was primarily the result of an increase of $159.6 million in the average balance of such loans to $188.9 million for the first six months of 1999, up from $29.3 million for the first six months of 1998.

   Revolving warehouse lines of credit
   -----------------------------------

   Interest income on revolving warehouse lines of credit decreased $12.7 million for the first six months of 1999 to $11.8 million, down from $24.5 million for the corresponding period of 1998. This decrease resulted primarily from a decrease in the average balance of such loans to $289.7 million for the first six months of 1999, down $243.0 million from the average of $532.7 million for the first six months of 1998, compounded by a decrease in the effective yield to 8.2% from 9.3%, primarily due to decreases in prime lending rates.

   Mortgage securities
   -------------------

   Interest income on mortgage securities decreased $31.3 million for the first six months of 1999 to $3.0 million, down from $34.3 million for the first six months of 1998. This decrease was primarily the result of a decrease in the average principal balance of securities to $224.8 million for the first six months of 1998, down $621.1 million from $845.9 million for the first six months of 1998, compounded by a decrease in the effective yield to 2.7% from 8.2%. The decrease in the average principal balance was primarily a result of the sale of certain of the Company's mortgage securities in response to the disruption in the financial markets during the fourth quarter of 1998. Impairment losses on residual and interest-only securities of $8.3 million were recognized during the first six months of 1999 as a reduction in interest income (of which $5.3 million related to manufactured housing residuals), whereas no impairment losses were recognized during the first six months of 1998. Excluding this impairment loss, the effective yield on mortgage securities for the first six months of 1999 would have approximated 10.2%.

Interest Expense

For the six months ended June 30, 1999 and 1998, total interest expense was $98.2 million and $176.8 million, respectively. The decrease in interest expense was primarily due to a decrease of $2.3 billion in the average balance outstanding of repurchase agreements and other credit facilities to $3.3 billion for the first six months of 1999 from $5.6 billion for the first six months of 1998, coupled with a decrease in the cost of funds to 5.9% from 6.3% for the first six months of 1999 and 1998, respectively.

Provision for loan losses

The provision for loan losses decreased from $15.6 million to $7.9 million during the six months ended June 30, 1998 to the six months ended June 30, 1999 primarily as a result of the lower average outstanding balances of loans held for sale and loans held for investment during 1999 compared to 1998. As of June 30, 1999, the $52.1 million allowance for loan losses was considered adequate to cover losses inherent in the loan portfolio at June 30, 1999.

Equity in earnings (loss) of IndyMac Operating

IndyMac Operating incurred a $4.3 million loss for the six months ended June 30, 1999, compared to earnings of $4.9 million for the six months ended June 30, 1998. This decrease was primarily the result of realized losses on sale of treasury securities of $32.4 million during the first six months of 1999, compared to a $3.5 million loss in the first six months of 1998, as well as a $3.2 million charge to other expenses related to the restructuring of its manufactured housing dealer business. These losses were partially offset by improved profit margins on loan sale activity, resulting in an increase in net gain on sale of loans of $19.5 million to $63.9 million. In addition, service fee income increased $8.4 million to $10.3 million from $1.9 million for the first six months of 1999 and 1998, respectively. The increase in service fee income was due primarily to an increase in the valuation allowance during the first six months of 1998 of $3.4 million compared to a reduction of $7.4 million in the valuation allowance during the first six months of 1999 due to changes in market conditions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on its loans held for sale and investment portfolios, committed and uncommitted borrowings, structured financing, proceeds from the sale of loans and other assets and issuance of REMIC and asset-backed securities, master and primary servicing fees.

The Company currently maintains liquidity approximating $300 million, with a leverage ratio of 4.0:1 at June 30, 1999 compared to 5.9:1 at December 31, 1998 and 8.2:1 at June 30, 1998. The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. However, the Company's liquidity and capital resources will continue to depend on factors such as cash flow from operations, margins on financial collateral required by lenders, margin calls and the Company's ability to raise funds in the capital markets. It is the Company's policy to maintain adequate capital and liquidity and to comply with all leverage and financial covenants set forth in the Company's credit agreements.

In June of 1999, IndyMac REIT's Board of Directors approved a $100 million share repurchase plan. The shares will be purchased at prevailing market prices from time to time depending upon market conditions. The purchases will be effected through open market purchases or in privately negotiated transactions in compliance with all regulatory requirements. The Company expects to begin repurchasing shares during the third quarter of 1999.

The table below summarizes the Company's sources of financing as of June 30, 1999:


(Dollars in millions)                                Committed                  Outstanding                Maturity
                                                     Financing                    Balances                   Date
                                                   ---------------             ---------------          ---------------
Merrill Lynch                                          $1,500                      $1,175                     May 2001
First Union Bank Syndicate                                900                         686                February 2001
Paine Webber                                              500                         335                    June 2000
Morgan Stanley                                            500                          93                 January 2000
Bank of America                                           200                         198                December 1999
Senior unsecured notes                                     60                          60                 October 2002
Uncommitted borrowings                                      -                         827                            -
                                                       ------                      ------
    Total                                              $3,660                      $3,374
                                                       ======                      ======

The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. From time to time, the Company may enter into uncommitted financing arrangements to take advantage of preferable pricing opportunities. However, it is the Company's practice to maintain its balance of total outstanding borrowings at an amount less than or equal to its committed financing.

In March 1999, Standard & Poor's Corporation reaffirmed the Company's senior unsecured credit rating at "BBB-", but with a negative outlook as a result of the events of the 1998 global financial crisis. In October 1998, Fitch IBCA Inc., in response to liquidity concerns and credit tightening for market funded companies, lowered the Company's rating on its senior unsecured obligations from "BBB" to "BBB-", maintaining the Company's investment grade rating. In October 1998, these senior unsecured obligations were rated "BBB" by Duff & Phelps Rating Co. In February 1999, Fitch IBCA Inc. lowered its rating for the Company's senior secured revolving credit facility to "BBB+", and at the same time affirmed the Company's investment grade rating at "BBB-" and removed the ratings from Rating Alert Negative.

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

State of Readiness and Identification of Risks

The identification and assessment of internal systems has been completed, as well as the remediation and testing phases. The implementation phase is expected to be completed during August of 1999. Most of the Company's internally developed systems were developed over the past five years, and were designed to be Year 2000 compliant.

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

Risks and Contingency Plans

The Company has identified material potential risks related to its Year 2000 issues. These risks are that the Company's primary lenders, depository institutions and collateral custodians do not become Year 2000 compliant before year-end 1999, which could materially impact the Company's ability to access funds and collateral necessary to operate its various businesses. The Company has assessed the risks related to these and other Year 2000 issues, and has received significant assurances that the computer systems of its lenders, depository institutions, collateral custodians, business partners, and service bureaus, many of whom are among the largest financial institutions in the country, will be Year 2000 compliant by year-end 1999.

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

Costs Related to Year 2000

The Company recognized approximately $1.3 million of expenses year to date to ensure the readiness of the Company's computer systems for the year 2000. No additional material expenditures are expected to be recorded for Year 2000 compliance in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

The Company's primary market risk affecting market risk sensitive instruments is interest rate risk. When interest rates fluctuate, the Company can be adversely impacted because the fair market value of its assets and commitments to purchase assets changes. In addition to gains or losses on sale, the Company realizes income or losses from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest incurred on borrowings. Any changes in overall interest rates may effect both the amount of interest income received on interest-earning assets and the amount of interest expense incurred on interest-bearing liabilities. Since the change in amount received may not equal the change in amount paid, the spread (defined as the difference between the two) can be adversely affected.

Financial instruments of the Company that tend to decrease in value as interest rates decrease include interest-only securities and servicing assets since prepayments tend to increase, resulting in lower residual cash flows over time than would otherwise have been obtained in a stable or increasing interest rate environment. Financial instruments of the Company that tend to increase in value as interest rates decrease include REMIC senior securities, fixed rate investment and non-investment grade securities, adjustable rate agency securities, principal-only securities and U.S. Treasury bonds and off-balance sheet instruments such as futures, call options, and floors. In addition, as interest rates decrease the fair market value of the Company's purchase commitments increases.

In order to minimize the adverse impact on net income and shareholders' equity due to changes in the fair market value of its assets and commitments to purchase assets, the Company hedges its loans held for sale, mortgage securities and mortgage servicing rights. During 1999, the Company expanded its notional balance on hedges to further reduce its exposure to interest rate risk.

As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the net financial impact of changes in interest rates on its interest-earning assets, commitments and interest-bearing liabilities. As of June 30, 1999, the Company estimates that a parallel downward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined reduction to after tax income for IndyMac REIT and IndyMac Operating of $3.9 million, and a combined after tax gain on available for sale securities, recorded as a component of other comprehensive income of $2.1 million. The net result would be a reduction to comprehensive income in 1999 of $1.8 million. The assumptions inherent in this model include an instantaneous rate shock and a degree of correlation between the hedges and hedged assets and as a result is subject to basis risk (i.e., the spread-widening risk between the change in rates on U.S. Treasury bonds and mortgage-backed securities). These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as the increase in income associated with the increase in production volume that would result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and if no date is provided, then such statements speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for consumer loans, mortgage loans, construction loans and commercial term loans, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the availability of funds from the Company's lenders and other sources of financing to support the Company's lending activities; (3) the direction of interest rates and the relationship between interest rates and the cost of funds; (4) federal and state regulation of the Company's consumer lending and commercial lending operations and federal regulation of the Company's real estate investment trust status; (5) the actions undertaken by both current and potential new competitors; (6) certain matters relating to the proposed acquisition of SGVB, including the timing and uncertainty of the regulatory approval process and other consents and approvals that may be required, the changing nature and size of the surviving corporation's business; and (7) other risks and uncertainties detailed in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the annual meeting of IndyMac REIT's shareholders held on June 3, 1999, the shareholders voted to re-elect IndyMac REIT's directors. The votes cast in this regard were as follows:


                                                                                           For                Withheld
                                                                                      --------------       --------------
Lyle E. Gramley                                                                         72,524,379            1,635,538
Thomas J. Kearns                                                                        72,499,634            1,660,283
David S. Loeb                                                                           72,511,826            1,648,091
Angelo R. Mozilo                                                                        72,559,512            1,600,405
Frederick J. Napolitano                                                                 72,530,086            1,629,831
Michael W. Perry                                                                        73,568,941              590,976

In addition, the shareholders voted to approve an amendment to the Company's 1998 Stock Incentive Plan and to ratify the selection of Grant Thornton LLP as IndyMac REIT's independent certified public accountants for the fiscal year ending December 31, 1999. The votes cast on these proposals were as follows:

                                                                                                                       Broker
                                                               In Favor          Against         Abstaining          Non-Votes
                                                            ---------------   ---------------   -------------      ------------
Amendment to the 1998 Stock Incentive Plan                     60,757,198        12,649,490         753,229               -
Selection of Grant Thornton LLP                                73,548,795           211,912         389,210               -

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
----------   --------------------------------
(a)          Exhibits
             --------

             4.1  1998 Stock Incentive Plan adopted May 19, 1998, as amended.

             27   Financial Data Schedule

(b)          Reports on Form 8-K.
             --------------------

             None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 16, 1999 for the six months ended June 30, 1999.



                                        INDYMAC MORTGAGE HOLDINGS, INC.


                            By: /s/ Michael W. Perry
                                ----------------------------------
                                Michael W. Perry
                                Director and Chief Executive Officer



                            By: /s/ Carmella Grahn
                                ----------------------------------
                                Carmella Grahn
                                Executive Vice President and
                                Chief Financial Officer