Form 10-Q
period 1999-09-30
INDYMAC MORTGAGE HOLDINGS INC
filed 1999-11-15
CIK 773468

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   Form 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1999


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

     Common stock outstanding as of September 30, 1999: 76,617,809 shares

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                   September 30,            December 31,
                                                                                        1999                    1998
                                                                                   ------------             -----------
ASSETS                                                                             (Unaudited)
Loans held for sale, net
     Mortgages-prime                                                                 $  464,733               $  989,052
     Mortgages-subprime                                                                  57,665                  145,793
     Manufactured housing                                                                    -                   215,507
     Home improvement                                                                        -                   205,304
                                                                                     ----------               ----------
                                                                                        522,398                1,555,656
Loans held for investment, net
     Mortgage loans                                                                     873,644                  668,523
     Residential construction
      Builder                                                                           717,613                  799,712
      Consumer                                                                          330,940                  468,735
     Income property                                                                    167,600                  178,756
     Revolving warehouse lines of credit                                                215,742                  443,946
                                                                                    -----------               ----------
                                                                                      2,305,539                2,559,672

Mortgage securities available for sale                                                  261,069                  235,032
Collateral for collateralized mortgage obligations                                      111,091                  162,726
Investment in and advances to IndyMac, Inc.                                             210,913                  279,693
Cash                                                                                     11,793                      815
Other assets                                                                             74,747                   57,558
                                                                                   ------------              -----------
     Total assets                                                                    $3,497,550               $4,851,152
                                                                                   ============              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Loans and securities sold under agreements to repurchase                           $1,773,449               $2,942,270
  Syndicated bank lines and commercial paper conduit                                    675,190                  843,279
  Collateralized mortgage obligations                                                    90,045                  140,810
  Senior unsecured notes                                                                 60,148                   60,031
  Accounts payable and accrued liabilities                                               41,773                   42,659
                                                                                     ----------               ----------
     Total liabilities                                                                2,640,605                4,029,049

Shareholders' Equity
  Preferred stock - authorized, 10,000,000 shares of $.01 par value;
     none issued                                                                             -                        -
  Commonstock - authorized, 200,000,000 shares of $.01 par value;issued
     80,604,770 shares (76,617,770 outstanding) at September30, 1999 and
     74,794,435 shares (74,693,565 outstanding) at December 31, 1998                        806                      758
  Additional paid-in capital                                                          1,078,438                1,018,859
  Treasury stock, at cost, 3,896,961 shares at September 30, 1999 and 1,100,870
     shares at December 31, 1998                                                        (54,065)                 (13,062)
  Accumulated other comprehensive income (loss)                                           2,138                  (18,776)
  Cumulative earnings                                                                   361,783                  277,220
  Cumulative distributions to shareholders                                             (532,155)                (442,896)
                                                                                     ----------               ----------
     Total shareholders' equity                                                         856,945                  822,103
                                                                                     ----------               ----------
        Total liabilities and shareholders' equity                                   $3,497,550               $4,851,152
                                                                                     ==========               ==========

  The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                              Three months ended September 30,       Nine months ended September 30,
                                                              --------------------------------       -------------------------------
                                                                   1999                1998             1999          1998
                                                                  -------            --------         -------        -------
REVENUES
  Interest income
     Loans held for sale, net
       Mortgages-prime                                            $13,831             $35,852            $41,582        $ 89,223
       Mortgages-subprime                                           2,285              15,418              7,360          24,094
       Manufactured housing                                         1,832               2,416             13,038          11,814
       Home improvement                                             4,929               5,821             14,995          12,513
                                                                 --------            --------           --------       ---------
                                                                   22,877              59,507             76,975         137,644

     Loans held for investment, net
       Mortgage loans                                              10,619              24,293             33,330          82,658
       Residential construction
         Builder                                                   20,238              21,177             61,049          57,331
         Consumer                                                   8,339               9,749             27,399          29,534
       Income property                                              4,544               3,751             13,267           4,738
       Revolving warehouse lines of credit                          4,920              10,952             16,706          35,426
                                                                 --------            --------           --------       ---------
                                                                   48,660              69,922            151,751         209,687

     Mortgage securities available for sale                         6,830              14,828              9,840          49,134
     Collateral for collateralized mortgage obligations             2,162               3,499              7,546          11,821
     Advances to IndyMac, Inc.                                      5,112               5,134             16,023          12,920
     Other                                                             70                 190                722             437
                                                                 --------            --------           --------       ---------
        Total interest income                                      85,711             153,080            262,857         421,643

  Interest expense
     Loans and securities sold under agreements to repurchase      29,503              85,549             97,630         232,681
     Syndicated bank lines and commercial paper conduit            10,195              12,514             31,770          31,211
     Collateralized mortgage obligations                            1,808               3,535              7,520          11,782
     Senior unsecured notes                                         1,386               1,383              4,156           4,146
                                                                 --------            --------           --------       ---------
        Total interest expense                                     42,892             102,981            141,076         279,820

  Net interest income before provision for loan losses             42,819              50,099            121,781         141,823

  Provision for loan losses                                         4,412               7,285             12,310          22,892
                                                                 --------            --------           --------       ---------
     Net interest income                                           38,407              42,814            109,471         118,931

  Equity in earnings (loss) of IndyMac, Inc.                        1,658               4,826             (2,647)          9,717
  Other income (loss)                                                 129              (1,500)             2,875            (647)
                                                                 --------            --------           --------       ---------
     Net revenues                                                  40,194              46,140            109,699         128,001


EXPENSES
  Salaries and related benefits                                     5,554               5,205             17,308          14,240
  General and administrative                                        2,791               1,912              7,828           6,242
                                                                 --------            --------           --------       ---------
     Total expenses                                                 8,345               7,117             25,136          20,482
                                                                 --------            --------           --------       ---------
NET EARNINGS                                                      $31,849             $39,023            $84,563        $107,519
                                                                 ========            ========           ========       =========

EARNINGS PER SHARE
  Basic                                                           $  0.40             $  0.54            $  1.07        $   1.57
  Diluted                                                            0.39                0.54               1.06            1.57

WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                                            79,998              72,070             79,014          68,314
  Diluted                                                          81,082              72,154             79,759          68,489

     The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Nine months ended September 30,
                                                                                          ---------------------------------
                                                                                               1999               1998
                                                                                          -------------       -------------
         Cash flows from operating activities:
           Net earnings                                                                   $     84,563        $    107,519
           Adjustments to reconcile net earnings
             to net cash provided by (used in) operating activities:
                  Provision for loan losses                                                     12,310              22,892
                  Unrealized loss on trading securities and loans held for investment            2,202               2,089
                  Equity in (earnings) loss of IndyMac, Inc.                                     2,647              (9,717)
                  Amortization and depreciation                                                 44,440              39,380
             Purchases of mortgage loans held for sale                                      (4,395,437)         (9,245,825)
             Sales of and payments from mortgage loans held for sale                         4,891,985           8,588,903
             Purchases of manufactured housing loans held for sale                             (75,166)           (358,552)
             Sales of and payments from manufactured housing loans held for sale               251,200             411,067
             Net (purchases) sales of home improvement loans held for sale                      25,758            (169,471)
             Purchases of trading mortgage securities                                                -             (96,834)
             Sales of and payments from trading mortgage securities                                  -              25,145
             Net decrease in other assets                                                          866               4,785
             Net increase (decrease) in other liabilities                                         (886)              1,256
                                                                                          ------------        ------------
               Net cash provided by (used in) operating activities                             844,482            (677,363)
                                                                                          ------------        ------------
          Cash flows from investing activities:
             Purchases of mortgage loans held for investment                                    (9,869)           (265,286)
             Payments from mortgage loans held for investment                                  242,726           1,012,412
             Net decrease (increase) in construction loans receivable                          179,871            (433,895)
             Purchases of mortgage securities available for sale                               (76,310)           (603,444)
             Net decrease in revolving warehouse lines of credit                               228,049              51,517
             Net (increase) decrease in manufactured housing loans held for investment         (25,421)              2,410
             Net increase in home improvement loans held for investment                        (50,474)                  -
             Net (increase) decrease in advances to IndyMac, Inc. net of cash
             payments                                                                           71,984            (138,395)
             Sales of and payments from available for sale and trading mortgage
               securities                                                                       16,381             331,535
             Payments from collateral for collateralized mortgage obligations                   51,923              58,617
                                                                                          ------------        ------------
                Net cash provided by investing activities                                      628,860              15,471
                                                                                          ------------        ------------
          Cash flows from financing activities:
             Net increase (decrease) in loans and securities sold under agreements
               to repurchase                                                                (1,171,381)            169,966
             Net increase (decrease) in syndicated bank lines and commercial paper
               conduit                                                                        (168,089)            422,159
             Principal payments on collateralized mortgage obligations                         (52,259)            (59,035)
             Net proceeds from issuance of common stock                                         59,627             222,087
             Acquisition of treasury stock                                                     (41,003)                  -
             Cash dividends paid                                                               (89,259)           (102,612)
                                                                                          ------------        ------------
                Net cash provided by (used in) financing activities                         (1,462,364)            652,565
                                                                                          ------------        ------------
          Net increase (decrease) in cash and cash equivalents                                  10,978              (9,327)
          Cash and cash equivalents at beginning of period                                         815              13,676
                                                                                          ------------        ------------
          Cash and cash equivalents at end of period                                      $     11,793        $      4,349
                                                                                          ============        ============

             Supplemental cash flow information:
                Cash paid for interest                                                    $    143,054        $    275,601
                                                                                          ============        ============
             Supplemental disclosure of noncash investing and financing activities:
                Transfer of manufactured housing loans held for sale to loans held
                   for investment                                                         $    91,559         $      1,716
                                                                                          ============        ============
                Transfer of home improvement loans held for sale to loans held for
                   investment                                                             $   223,181         $          -
                                                                                          ============        ============

The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHARESHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                         Additional
                                              Common      Paid-in     Treasury  Accumulated other comprehensive income (loss)
                                                                                ---------------------------------------------
                                              Stock       Capital       Stock          REIT         Operating        Total
                                             --------    ----------   ---------     -----------     ---------      ----------
Balance at December 31, 1997                   $ 634     $  773,475   $       -     $    (2,006)    $     501      $   (1,505)
Common stock options  exercised                    1          3,913           -               -             -               -
Director's and officer's notes
     receivable                                   10         (8,140)          -               -             -               -
Deferred compensation,
     restricted stock                              1            760           -               -             -               -
401(k) contribution                                -            546           -               -             -               -
Net gain (loss) on available for sale
     mortgage securities                           -              -           -          (6,334)        1,390          (4,944)
Dividend reinvestment plan                       100        224,896           -               -             -               -
Net earnings                                       -              -           -               -             -               -
Dividends paid                                     -              -           -               -             -               -
                                             --------    ----------   ---------      ----------     ---------       ---------
Net change                                       112        221,975           -          (6,334)        1,390          (4,944)
                                             --------    ----------   ---------      ----------     ---------       ---------

Balance at September 30, 1998                $    746    $  995,450   $       -      $   (8,340)    $   1,891       $  (6,449)
                                             ========    ==========   =========      ==========     =========       =========

Balance at December 31, 1998                 $   758     $1,018,859   $ (13,062)     $  (18,366)    $    (410)      $ (18,776)

Common stock options exercised                     2          1,705           -               -             -               -
Director's and officer's notes receivable          -          8,435           -               -             -               -
Deferred compensation,
     restricted stock                              2          1,909           -               -             -               -
401(k) contribution                                -            539           -               -             -               -
Net gain on available for sale mortgage
     securities                                    -              -                      15,454         5,460          20,914
Dividend reinvestment plan                        44         46,991           -               -             -               -
Acquisition of treasury stock                      -              -     (41,003)              -             -               -
Net earnings                                       -              -           -               -             -               -
Dividends paid                                     -              -           -               -             -               -
                                             --------    ----------   ---------      ----------     ---------       ---------
Net change                                         48        59,579     (41,003)         15,454         5,460          20,914
                                             --------    ----------   ---------      ----------     ---------       ---------

Balance at September 30, 1999                $    806    $1,078,438   $ (54,065)     $   (2,912)    $   5,050       $   2,138
                                             ========    ==========   =========      ==========     =========       =========

                                                                                     Cumulative         Total
                                               Cumulative       Comprehensive      Distributions to  Shareholders'
                                                Earnings            Income           Shareholders       Equity
                                               ----------       -------------      ---------------   ------------
Balance at December 31, 1997                    $ 243,430                          $      (312,140)  $    703,894
Common stock options  exercised                         -                   -                    -          3,914
Director's and officer's notes
     receivable                                         -                   -                    -         (8,130)
Deferred compensation,
     restricted stock                                   -                   -                    -            761
401(k) contribution                                     -                   -                    -            546
Net gain (loss) on available for sale
     mortgage securities                                -              (4,944)                   -         (4,944)
Dividend reinvestment plan                              -                   -                    -        224,996
Net earnings                                      107,519             107,519                    -        107,519
Dividends paid                                          -                   -             (102,612)      (102,612)
                                                ---------         -----------          -----------    -----------
Net change                                        107,519             102,575             (102,612)       222,050
                                                ---------         -----------          -----------    -----------

Balance at September 30, 1998                   $ 350,949                              $  (414,752)   $   925,944
                                                =========                              ===========    ===========

Balance at December 31, 1998                    $ 277,220                              $  (442,896)   $   822,103

Common stock options exercised                          -                   -                    -          1,707
Director's and officer's notes receivable               -                   -                    -          8,435
Deferred compensation,
     restricted stock                                   -                   -                    -          1,911
401(k) contribution                                     -                   -                    -            539
Net gain on available for sale mortgage
     securities                                         -              20,914                    -         20,914
Dividend reinvestment plan                              -                   -                    -         47,035
Acquisition of treasury stock                           -                   -                    -        (41,003)
Net earnings                                       84,563              84,563                    -         84,563
Dividends paid                                          -                   -              (89,259)       (89,259)
                                               ----------         -----------          -----------    -----------
Net change                                         84,563             105,477              (89,259)        34,842
                                               ----------         -----------         ------------    -----------
Balance at September 30, 1999                  $  361,783                             $   (532,155)   $   856,945
                                               ==========                             ============    ===========

The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

IndyMac Mortgage Holdings, Inc. ("IndyMac REIT") has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of IndyMac REIT and its qualified REIT subsidiaries. IndyMac, Inc. ("IndyMac Operating") acts as an intermediary between the originators of mortgage loans and permanent investors in whole loans and mortgage backed securities ("MBS") through its third party and direct lending businesses. IndyMac Operating is a taxable affiliate of IndyMac REIT, and was established in 1993. IndyMac REIT owns all the preferred non-voting stock and has a 99% economic interest in IndyMac Operating. IndyMac REIT's investment in IndyMac Operating is accounted for under a method similar to the equity method because IndyMac REIT has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by IndyMac REIT's share of earnings or losses and decreased by dividends received. References to the "Company" mean the parent company, its consolidated subsidiaries, and IndyMac Operating and its consolidated subsidiaries. All significant intercompany balances and transactions with IndyMac REIT's consolidated subsidiaries have been eliminated in consolidation of IndyMac REIT.

Certain reclassifications have been made to the financial statements for the period ended September 30, 1998 to conform to the September 30, 1999 presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac REIT's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - ALLOWANCE FOR LOAN LOSSES
IndyMac REIT's determination of the level of the allowance and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing risk assessment process. IndyMac REIT recognized a $4.4 million provision for loan losses during the third quarter of 1999, compared to a $1.2 million provision for loan losses during the second quarter of 1999. The allowance for loan losses was increased through the provision for loan losses during the quarter ended September 30, 1999 to maintain the allowance at levels judged prudent given the composition of the Company's loan portfolio and management's assessment of the losses inherent therein at September 30, 1999. The $53.8 million allowance for loan losses was considered adequate to cover losses inherent in the loan portfolio at September 30, 1999. However, no assurance can be given that IndyMac REIT will not, in any particular period, sustain loan losses that exceed the amount provided for, or that subsequent evaluations of the loan portfolio, in light of the then-prevailing factors, including economic conditions, the credit quality of the assets comprising IndyMac REIT's portfolio and the Company's ongoing risk assessment process, will not require significant increases in the allowance for loan losses.

The table below summarizes the changes to the allowance for loan losses for the three and nine months ended September 30, 1999:

(Dollars in thousands)                                              Three months ended           Nine months ended
                                                                    September 30, 1999          September 30, 1999
                                                                    ------------------          ------------------
Beginning balance                                                          $52,077                     $50,112
Provision                                                                    4,412                      12,310
Net charge-offs                                                             (2,675)                     (8,608)
                                                                           -------                     -------
Ending balance                                                             $53,814                     $53,814
                                                                           =======                     =======

NOTE C - AVAILABLE FOR SALE MORTGAGE SECURITIES
A summary of IndyMac REIT's available for sale mortgage securities as of September 30, 1999 and December 31, 1998 follows:

(Dollars in thousands)                                                  September 30,             December 31,
                                                                            1999                     1998
                                                                        -------------             ------------
Amortized cost                                                           $263,981                   $253,398
Gross unrealized gains                                                     13,398                        317
Gross unrealized losses                                                   (16,310)                   (18,683)
                                                                         --------                   --------
Estimated fair value                                                     $261,069                   $235,032
                                                                         ========                   ========

At September 30, 1999, IndyMac REIT's available for sale mortgage securities included $128.8 million of AAA-rated interest-only securities, $48.5 million of senior securities, $41.2 million of residual securities, $27.4 million of agency securities, $12.3 million of other investment grade securities, and $2.9 million of non-investment grade securities.

The fair value of IndyMac REIT's interest-only and residual securities is determined by estimating net future cash flows using estimates of future prepayment rates and, for residual securities, credit losses. The estimated cash flows are discounted using discount rates that approximate current market rates. Prepayment speed assumptions used to estimate the value of IndyMac REIT's interest-only and residual securities are based primarily on expectations of future prepayment levels based on collateral coupon, seasoning and historical experience.

At September 30, 1999, the fair value of interest-only securities of $2.9 million was estimated using an average constant prepayment rate assumption of approximately 14%, and weighted average discount rates ranging from 12% to 13%. The fair values of residual securities, collateralized by prime, subprime and manufactured housing loans, was estimated using a weighted average discount rate of 20%, assumed weighted average annual credit losses on underlying collateral of 1.2% and average annual constant prepayment rates ranging from 30% to 35%.

The estimated fair value of the non-investment grade securities of $2.9 million at September 30, 1999 was net of a $5.5 million discount to face and valuation allowance for credit losses.

NOTE D - SEGMENT REPORTING

IndyMac REIT's reportable operating segments include Mortgage Banking, Investments and Lending. The Mortgage Banking segment purchases and sells conforming, jumbo and non-conforming mortgage loans from third party originators of mortgage loans, loans funded directly to consumers through LoanWorks (a division of IndyMac Operating), and to a lesser extent, in financing manufactured housing loans and home improvement loans. The Investments segment invests in residential loans and securities on a long-term basis. The Lending segment offers a variety of residential construction, land and lot loan programs for builders and developers and third party customers through its Construction Lending Corporation of America division and Construction Lending Division. This segment also engages in secured warehouse lending operations.

Segment information for the three and nine months ended September 30, 1999 and 1998 were as follows:

(Dollars in thousands)                          Mortgage
                                                Banking         Investments        Lending    Adjustment(1)    Consolidated
                                                -------         -----------        -------    ----------       ------------
Three months ended September 30, 1999
     Net interest income before provision for
       loan losses                              $   12,896      $     6,480     $    18,331   $  5,112         $     42,819

     Net revenues                                    6,416            4,090          22,895      6,793               40,194
     Net earnings                                    6,108            3,320          15,628      6,793               31,849

Three months ended September 30, 1998
     Net interest income before provision for
       loan losses                              $   18,604      $     7,953     $    18,408   $  5,134         $     50,099
     Net revenues                                   15,809            3,108          17,263      9,960               46,140
     Net earnings                                   15,045            2,737          11,281      9,960               39,023

Nine months ended September 30, 1999
     Net interest income before provision for
       loan losses                              $   32,003      $    16,752     $    57,003   $ 16,023         $    121,781
     Net revenues                                   23,583           23,849          48,891     13,376              109,699
     Net earnings                                   22,911           21,185          27,091     13,376               84,563

Nine months ended September 30, 1998
     Net interest income before provision for
       loan losses                              $   45,413      $    30,946     $    52,544   $ 12,920         $    141,823
      Net revenues                                  41,094           15,207          49,063     22,637              128,001
     Net earnings                                   39,335           13,552          31,995     22,637              107,519

 Assets as of September 30, 1999                $  647,657      $ 1,168,362     $ 1,470,618   $210,913         $  3,497,550

 Assets as of September 30, 1998                $2,068,534      $ 2,326,483     $ 1,875,934   $335,739         $  6,606,690

(1) Represents intercompany interest and earnings from investment in IndyMac Operating.

NOTE E - INVESTMENT IN INDYMAC OPERATING
Summarized financial information for IndyMac Operating follows:

(Dollars in thousands)                                                   September 30,      December 31,
                                                                             1999               1998
                                                                         ---------------    ---------------
Loans held for sale, net                                                        $ 43,126         $  210,086
Mortgage securities available for sale                                           379,100            398,094
Treasury securities                                                                    -            302,313
Mortgage servicing rights                                                        129,433            127,229
Other assets                                                                      66,722             65,074
                                                                                --------         ----------
     Total assets                                                               $618,381         $1,102,796
                                                                                ========         ==========

Loans and securities sold under agreements to repurchase                        $281,235         $  697,406
Syndicated bank lines                                                             89,139             89,139
Due to IndyMac Mortgage Holdings, Inc.                                           124,170            196,154
Accounts payable and accrued liabilities                                          36,218             35,714
Shareholders' equity                                                              87,619             84,383
                                                                                --------         ----------
     Total liabilities and shareholders' equity                                 $618,381         $1,102,796
                                                                                ========         ==========


(Dollars in thousands)                                          Three months ended              Nine months ended
                                                                    September 30,                  September 30,
                                                               1999            1998            1999            1998
                                                            -------------  ------------   -------------   -------------
Interest income
     Loans held for sale, net                                     $ 3,549       $ 3,541        $ 14,156         $ 9,560
     Mortgage securities available for sale                        10,235         8,308          23,397          25,288
     Treasury securities                                            1,374         4,299           8,530          11,337
                                                                  -------       -------        --------         -------
          Total interest income                                    15,158        16,148          46,083          46,185

Interest expense                                                   12,367        16,828          41,313          45,025
                                                                  -------       -------        --------         -------
   Net interest income (expense) before provision
           for loan losses                                          2,791          (680)          4,770           1,160

Provision for loan losses                                             599             -           1,027              36
                                                                  -------       -------        --------         -------
Net interest income (expense)                                       2,192          (680)          3,743           1,124

Gain on sale of mortgage loans, net                                17,401        39,846          81,310          84,334
Gain (loss) on sale of securities, net                                375        (1,109)        (32,065)         (4,568)
Service fee income (expense)                                        5,873        (2,748)         16,215           1,812
Other income                                                        5,954         5,769          15,573          12,023
                                                                  -------       -------        --------         -------
          Net revenues                                             31,795        41,078          84,776          94,725

Total expenses                                                     28,882        32,600          89,426          77,655
                                                                  -------       -------        --------         -------

Earnings (loss) before income tax provision (benefit)               2,913         8,478          (4,650)         17,070
Income tax provision (benefit)                                      1,238         3,603          (1,976)          7,255
                                                                  -------       -------        --------         -------
          Net earnings (loss)                                     $ 1,675       $ 4,875         ($2,674)        $ 9,815
                                                                  =======       =======        ========         =======

Allowance for Loan Losses
IndyMac Operating's allowance for loss on sale of loans related to loans held for sale totaled $267 thousand at September 30, 1999.

Available for Sale Mortgage Securities
A summary of IndyMac Operating's available for sale mortgage securities as of September 30, 1999 and December 31, 1998 follows:

(Dollars in thousands)                  September 30,           December 31,
                                            1999                    1998
                                        -------------           ------------
Amortized cost                            $370,228                $397,859
Gross unrealized gains                      21,006                     408
Gross unrealized losses                    (12,134)                   (173)
                                          --------                --------
Estimated fair value                      $379,100                $398,094
                                          ========                ========

At September 30, 1999, IndyMac Operating's available for sale mortgage securities included $215.2 million of AAA-rated interest-only securities, $127.6 million of investment grade securities, $26.7 million of non-investment grade securities, a $5.2 million residual security, and $4.4 million of principal-only securities.

The fair value of IndyMac Operating's interest-only and residual securities is determined by estimating net future cash flows using estimates of future prepayment rates and, for residual securities, credit losses. The estimated cash flows are discounted using discount rates that approximate current market rates. Prepayment speed assumptions used to value IndyMac Operating's interest-only and residual securities are based primarily on expectations of future prepayment levels based on collateral coupon, seasoning and historical experience.

At September 30, 1999, the fair value of IndyMac Operating's interest-only securities was estimated using an average constant prepayment rate assumption of approximately 14%, and weighted average discount rates ranging from 13% to 14%.

The estimated fair value of the non-investment grade securities of $26.7 million at September 30, 1999 was net of a $11.1 million discount to face and valuation allowance for credit losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL
In its third party lending business ("IndyMac TPL"), the Company acts as an intermediary between the originators of mortgage loans and permanent investors in whole loans and mortgage-backed securities ("MBS") secured by or representing an ownership interest in such mortgage loans. The Company has realigned IndyMac TPL to concentrate on mortgage originations through the use of its proprietary Internet-based underwriting and risk-based pricing system, e-MITS/1/ (electronic-Mortgage Information and Transaction System). The Company purchases conforming, jumbo and other non-conforming mortgage loans, as well as manufactured housing and home improvement loans, from mortgage originators. IndyMac Operating also originates conforming, jumbo and other non-conforming mortgage loans through its direct-to-consumer LoanWorks/2/ division through its proprietary website at www.loanworks.com, other internet relationships, and
                       -----------------
direct-to-consumer marketing methods.

IndyMac Operating, through its LoanWorks Servicing division, services loans that it has purchased and that it originates through LoanWorks. All loans purchased or originated by IndyMac REIT for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac REIT pursuant to a Master Forward Commitment and Services Agreement. At present, IndyMac Operating does not purchase any loans from entities other than IndyMac REIT.

_____________________________
/1/ Registered in the U.S. Patent and Trademark Office. Patent pending. /2/ Registered in the U.S. Patent and Trademark Office.

The Company's principal sources of income from its third party and direct lending operations are gains recognized on the sale or securitization of mortgage and consumer loans, the net spread between interest earned on mortgage and consumer loans and the interest costs associated with the borrowings used to finance such loans, and primary and master loan servicing fee income.

In addition to its prime and subprime mortgage loans, the Company earns net interest income and fee income through its other consumer lending operations, and earns net interest income on its investment portfolio of mortgage and consumer loans and mortgage securities. The Company's consumer lending operations include: IndyMac Construction Lending Division ("IndyMac CLD"), which facilitates the purchase of a variety of residential construction, land and lot loans through sellers; LoanWorks, which facilitates the direct origination of a variety of residential loans from consumers; and LoanWorks Servicing, which performs servicing for mortgage loans acquired by the Company or originated through LoanWorks. The Company's commercial lending operations include Construction Lending Corporation of America ("CLCA"), which provides a variety of residential construction, land and lot loan programs to builders and developers, and Warehouse Lending Corporation of America ("WLCA"), which provides various types of short-term revolving financing to small-to-medium-size mortgage originators and offers builder inventory lines of credit.

In June of 1999, IndyMac REIT's Board of Directors approved, subject to shareholder approval, the termination of its status as a REIT, to be effective
after December 31, 1999.   If the termination of its status as a REIT is
approved, the Company will no longer be required to distribute 95% of its taxable income to its shareholders, but will be taxed on its earnings. This taxable structure will provide the Company with the ability to support its lending and trading/securitization businesses with a more stable and diverse funding base, grow through reinvestment of its retained earnings and create new product marketing opportunities.

In July of 1999, the Company announced that it had signed a definitive agreement to acquire SGV Bancorp, Inc. ("SGVB"), the holding company for First Federal Savings and Loan Association of San Gabriel Valley. SGVB is a Southern California-based, federally chartered savings and loan holding company whose savings and loan subsidiary had nine branches, $363 million in deposits, and 27,000 customer accounts as of September 30, 1999.

The Company will acquire SGVB in a cash purchase transaction for $25.00 per share, or $62.5 million, for all of the SGVB shares outstanding and subject to option. This price is subject to adjustment as a result of changes in the value of certain assets and liabilities of SGVB. The acquisition is subject to Office of Thrift Supervision ("OTS") approval as well as approval by the shareholders of both the Company and SGVB. The Company filed an application on September 1, 1999 with the OTS to approve the acquisition and filed a response to the OTS' request for additional information on October 29, 1999. The Company and SGVB mailed a joint proxy statement to their respective shareholders in the beginning of November 1999 in conjunction with the special shareholder meetings being held by the Company and SGVB on December 14, 1999.

OVERVIEW OF OPERATIONS

Third Party Lending: IndyMac TPL produced $1.2 billion of prime and subprime loans during the third quarter of 1999, compared with $1.4 billion and $3.9 billion during the second quarter of 1999 and the third quarter of 1998, respectively. This decline was due to the effect of increasing mortgage interest rates on loan demand since the beginning of the year. IndyMac TPL loan production was financed on an interim basis using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $1.5 billion of loans during the third quarter of 1999, compared with $1.7 billion sold during the second quarter of 1999 and $4.3 billion sold in the third quarter of 1998.

During 1999, the Company refocused its third party lending business to concentrate on soliciting origination from smaller mortgage originators, for whom it can add value through the use of its proprietary website, www.e-
                                                                  ------
MITS.com.  Loans funded through e-MITS in the third quarter of 1999 totaled $694
--------
million,
representing 53 percent of IndyMac's third party prime and subprime mortgage production for this period, up from $486 million or 36 percent of production during the second quarter of 1999.

LoanWorks funded $125 million of mortgage loans during the third quarter of 1999, a reduction of 25 percent in comparison to $166 million of loans during the second quarter of 1999. LoanWorks' purchase mortgage volume as a percentage of total volume increased from 21 percent in the second quarter to 36 percent during the third quarter of 1999. The number of loans funded totaled 839 and 739 in the second and third quarters of 1999, respectively.

At September 30, 1999 and December 31, 1998, IndyMac Operating's master servicing portfolio had an aggregate outstanding principal balance of $14.0 billion and $15.8 billion, respectively, with a weighted average coupon of 8.2% for both periods, while LoanWorks Servicing's portfolio at September 30, 1999 and December 31, 1998 was $7.0 billion and $7.1 billion, respectively, with a weighted average coupon of 8.2% as of September 30, 1999 and 8.3% as of December 31, 1998. The decrease in the master servicing portfolio of $1.8 million was primarily due to principal payments and amortization totaling $2.9 billion, offset by net additions of $1.1 billion during the year.

Construction Lending: At September 30, 1999, CLCA had commitments to fund construction loans of $1.5 billion, with outstanding balances of $666.3 million compared to commitments of $1.6 billion with outstanding balances of $731.0 million at December 31, 1998. At September 30, 1998, CLCA had commitments to fund construction loans of $1.6 billion, with outstanding balances of $722.7 million.

CLCA's Income Property division had commitments to fund construction loans of $155.1 million and $290.8 million at September 30, 1999 and December 31, 1998, respectively. CLCA's Income Property division had outstanding balances on term and construction loans of $56.9 million and $110.7 million, respectively, at September 30, 1999, and $53.6 million and $125.2 million, respectively, at December 31, 1998. At September 30, 1998, CLCA's Income Property division had outstanding balances on its term and construction loans totaling $162.0 million.

At September 30, 1999, IndyMac CLD had commitments to fund construction-to-permanent loans, lot loans and home improvement loans of $556.3 million with outstanding balances of $382.3 million compared with commitments of $797.7 million and outstanding balances of $508.7 million at December 31, 1998. At September 30, 1998, IndyMac CLD had commitments to fund construction-to-permanent loans, lot loans and home improvement loans of $880.7 million with outstanding balances of $487.1 million. Included in consumer construction loans were $28.7 million of manufactured housing loans at December 31, 1998 and $20.7 million of manufactured housing loans at September 30, 1998.

CLCA's outstanding balances of $666.3 million and $731.0 million at September 30, 1999 and December 31, 1998, respectively, included $663.1 million and $3.2 million of builder and consumer products at September 30, 1999 and $728.8 million and $2.2 million at December 31, 1998, respectively. IndyMac CLD's outstanding balances of $382.3 million and $508.7 million at September 30, 1999 and December 31, 1998, respectively, included $54.6 million and $327.7 million of builder and consumer products at September 30, 1999, respectively and $70.9 million and $437.8 million at December 31, 1998, respectively.

Warehouse Lending: At September 30, 1999, IndyMac REIT had extended commitments to make warehouse and related lines of credit in an aggregate amount of $1.0 billion, of which $215.7 million was outstanding, compared to $443.9 million outstanding at December 31, 1998. The decrease in the outstanding balances resulted primarily from lower production volumes and a significant reduction in the average length of time that customer borrowings remain outstanding.

FINANCIAL CONDITION

Loans Held for Sale, Net: The Company's $565.5 million portfolio of loans held for sale, net, at September 30, 1999 consisted of $503.8 million and $61.7 million of prime and subprime products, respectively. The Company's $1.8 billion loans held for sale, net, portfolio balance at December 31, 1998 consisted of $1.1 billion, $164.3 million, $243.2 million, and $278.3 million of prime, subprime, manufactured housing, and home improvement loans, respectively. The overall 68% decrease in the loans held for sale, net, from December 31, 1998 to September 30, 1999 was primarily due to the following two factors:

 .    Loan production decreased due to overall lower demand in the market caused by the increase in interest rates during 1999, and

 .    At September 30, 1999, the Company transferred its $91.6 million outstanding balance of manufactured housing loans held for sale and its $223.2 million balance of home improvement loans held for sale to its held for investment portfolio given management's decision during 1999 to de-emphasize its focus on these business lines. The Company has both the ability and the intent to hold these loans for the foreseeable future.

Loans Held For Investment, Net: The Company's $873.6 million portfolio of loans held for investment, net (excluding construction and warehouse lending operations) at September 30, 1999 consisted of $159.4 million of varying types of adjustable-rate loans which contractually reprice in monthly, semi-annual or annual periods; $180.2 million of loans which have a fixed rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $202.6 million of fixed-rate loans. The Company's loans held for investment, net portfolio included $531.5 million and $640.7 million of prime loans at September 30, 1999 and December 31, 1998, respectively. Also included in the loans held for investment, net portfolio at September 30, 1999 was $108.2 million of manufactured housing loans, $223.2 million of home improvement loans, and $10.7 million of subprime loans. At December 31, 1998 the Company held $25.0 million of manufactured housing loans and $2.8 million of subprime loans in its held for investment portfolio. The increase of $205.1 million from December 31, 1998 to September 30, 1999 in the balance of loans held for investment, net, was due to the transfer of $91.6 million of manufactured housing loans and $223.2 million of home improvement loans from the held for sale classification. The weighted average coupon of the prime product held in the mortgage loans held for investment, net portfolio at September 30, 1999 and December 31,1998 was 8.3% and 8.4%, respectively.

Available for Sale Mortgage and Treasury Securities: At September 30, 1999 and December 31, 1998, the Company's mortgage and treasury securities portfolio, at fair value, totaled $640.2 million and $935.4 million, respectively. The Company's portfolio included $344.0 million of AAA rated interest-only securities, $135.2 million of agency securities, $84.9 million of investment grade private-label mortgage-backed securities, $46.4 million of non-investment grade residuals, and $29.7 million of non-investment grade securities. The decrease in the balance of mortgage and treasury securities of $295.2 million from December 31, 1998 was primarily due to the sale of 100% of the Company's treasury securities portfolio (balance totaled $302.3 million at December 31, 1998), and the sale of investment and non-investment grade securities totaling $108.0 million during 1999. These sales were made as a result of the Company's continued focus on portfolio management and cash flow. The decrease of $410.3 million of the mortgage private-labeled mortgage backed securities balance resulting from these sales was partially offset by the purchase of $102.5 million of agency securities.

Collateralized mortgage obligations (CMO): At September 30, 1999 and December 31, 1998, the Company's CMO balance totaled $90.0 million and $140.8 million, respectively, and the corresponding balance of collateral for CMO totaled $111.1 million and $162.7 million at September 30, 1999 and December 31, 1998, respectively. The decrease in the CMO balance and related collateral was due to principal repayments on the underlying loan balances.

Borrowings: At September 30, 1999 and December 31, 1998, the Company's balance of loans and securities sold under agreements to repurchase totaled $2.1 billion and $3.6 billion, respectively. The balance of syndicated bank lines and commercial paper conduit totaled $764.3 million and $932.4 million at September 30, 1999 and December 31, 1998, respectively. The overall $1.8 billion decrease in these borrowings was due to the Company's emphasis on improved liquidity, cash flows, and lower leverage. The Company is continuing to pursue strategic alternatives to manage its liabilities, with an emphasis on procuring committed financing, and longer-term facilities where advances are not subject to fluctuations in the fair values of underlying collateral. It is anticipated that the merger with SGVB will enhance the stability of the Company's liquidity and capital resources due to access to deposits and FHLB borrowings.

Asset Quality
A summary of the Company's non-performing loans as of September 30, 1999 and December 31, 1998 follows:

                                                                  September 30,                      December 31,
                                                                      1999                              1998
                                                         --------------------------------     ----------------------------
                                                                                 % of                            % of
                                                              Amount          Portfolio         Amount         Portfolio
                                                         --------------      ------------      ---------     -------------
Non-performing Loans/6/:
   Single Family Residential ("SFR") Mortgage Loans             $50,022             4.46%        $58,326             3.05%
   Builder Construction and  Income Property Loans               26,062             2.87%         16,253             1.64%
   Consumer Construction Loans                                    5,279             1.57%          9,504             2.01%
   Revolving Warehouse Lines of Credit                            7,307             3.35%          9,806             2.19%
   Manufactured Home Loans                                        6,677             5.85%          3,599             1.33%
   Home Improvement Loans                                         3,859             1.69%          2,222             0.79%
                                                                -------                          -------
   Totals                                                       $99,206             3.39%        $99,710             2.28%
                                                                =======                          =======

SFR Mortgage Loans: Non-performing loans decreased $8.3 million to $50.0 million at September 30, 1999 from $58.3 million at December 31, 1998 due to decreases in the size of the Company's loan portfolio, along with management's efforts aimed at improving the quality and efficiency of the Company's collection efforts. Non-performing loans as a percent of the portfolio increased 141 basis points to 4.46% at September 30, 1999 from 3.05% at December 31, 1998 primarily due to the decrease of the portfolio balance from $1.9 billion at December 31, 1998 to $1.1 billion at September 30, 1999.

Builder Construction and Income Property Loans: Non-performing loans increased $9.8 million to $26.1 million at September 30, 1999 from $16.3 million at December 31, 1998. The increase was primarily related to one loan totaling $7.8 million. This loan is secured by a property that is currently in the process of foreclosure, with no losses anticipated. There were two additional non-performing loans at September 30, 1999 totaling $4.3 million that are subject to forebearance agreements. Subsequent to September 30, 1999, $7.1 million of the non-performing loans at September 30, 1999 were brought current, or paid off, with no losses incurred by the Company. All non-performing loans at September 30, 1999 consist of subdivision construction collateral, and have been thoroughly evaluated and appraised. Non-performing loans as a percent of the builder construction and income property portfolio increased 123 basis points to 2.87% at September 30, 1999 from 1.64% at December 31, 1998 as a result of the increase in the non-performing loans balance.

Consumer Construction: Non-performing loans decreased $4.2 million to $5.3 million at September 30, 1999 from $9.5 million at December 31, 1998 due to significant improvements in collections. As a result of the decrease in the non-performing loans balance (partially offset by decreasing unpaid principal balances), the percent of non-performing loans to the portfolio decreased from 2.01% at December 31, 1998 to 1.57% at September 30, 1999.

_____________________
/6/ Non-performing loans are loans delinquent 90 days or more plus loans identified through individual analysis for cessation of interest accruals.

Revolving Warehouse Lines of Credit: Non-performing loans decreased $2.5 million to $7.3 million at September 30, 1999 from $9.8 million at December 31, 1998. The $7.3 million of non-performing loans at September 30, 1999 was primarily concentrated in one borrower, which represented $4.5 million, or 61% of the total. Although the balance of non-performing loans decreased from December 31, 1998 to September 30, 1999, non-performing loans as a percent of the portfolio increased 116 basis to 3.35% at September 30, 1999 from 2.19% at December 31, 1998. This was a result of the decrease in WLCA's outstanding balances from $443.9 million at December 31, 1998 to $215.7 million at September 30, 1999, primarily due to market-wide reductions in new loan volume resulting from rising interest rates during the nine months ended September 30, 1999.

Manufactured Home Loans: Non-performing loans increased $3.1 million to $6.7 million at September 30, 1999 from $3.4 million at December 31, 1998. Inconsistent loan quality from the dealer channel and the reduced demand in the secondary market for manufactured home loans, among other factors, led to the Company's decision during the second quarter of 1999 to restructure its manufactured home loan business.

Home Improvement Loans: Non-performing loans increased $1.6 million to $3.9 million at September 30, 1999 from $2.2 million at December 31, 1998. Due to management efforts at improving the effectiveness and efficiency of collections, the Company has experienced stabilization of delinquencies since April of 1999. With continued focus on collection efforts, the Company expects the non-performing loan balance to decrease going forward.

Allowance for Loan Losses: The Company's allowance for loan losses totaled $54.1 million at September 30, 1999, or 1.85% of the book value of loans, compared to $51.1 million at December 31, 1998, or 1.17% of the book value of loans. The allowance for loan losses was increased through the provision for loan losses during the nine months ended September 30, 1999 to maintain the allowance at prudent levels given the composition and management's assessment of the level of losses inherent in the Company's loan portfolio at September 30, 1999. Net charge-offs totaled $10.3 million during the nine months ended September 30, 1999, compared to $9.9 million during the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Highlights for the three months ended September 30, 1999 and 1998

(Dollars in thousands)                                                      For the three months ended
                                                                          September  30,   September 30,
                                                                              1999            1998
                                                                            --------        --------
Net interest income before provision for loan losses                       $  42,819        $ 50,099
Net earnings                                                                  31,849          39,023
Return on average assets                                                        3.33%           2.10%
Return on average equity                                                       14.20%          17.38%

Interest spread
     Yield on interest-earning assets                                           9.89%           8.30%
     Cost of interest-bearing liabilities                                       6.04%           6.29%
     Interest spread                                                            3.85%           2.01%
     Net interest margin                                                        4.93%           2.47%

Net earnings
IndyMac REIT's net earnings were $31.8 million, or $0.40 basic and $0.39 diluted earnings per share for the three months ended September 30, 1999, compared to net earnings of $39.0 million, or $0.54 basic and diluted earnings per share for the three months ended September 30, 1998. The $7.2 million decrease in net earnings was primarily due to a decrease in the average outstanding balances of loans held for sale, loans held for investment and mortgage securities as a result of the Company's balance sheet restructuring effort to improve liquidity, cash flow and reduce leverage. This decrease in the outstanding loan balance and mortgage securities resulted in a decrease in interest income of $67.4 million from the three months ended September 30, 1998 to September 30, 1999. The decrease in interest income was partially offset by a decrease of $60.1 million in interest expense as a result of the Company's lower outstanding borrowings during the same period. The provision for loan losses decreased $2.9 million, primarily as a result of the decrease in the outstanding balances of loans held for sale and loans held for investment. IndyMac REIT's equity in earnings of IndyMac Operating decreased $3.1 million primarily due to a $22.4 million decrease in IndyMac Operating's net gain on sale of mortgage loans due to lower sales volumes. This decrease in IndyMac Operating's net gain on sale of mortgage loans was partially offset by increases in net interest income of $2.9 million, net gain on sale of securities, service fee income, and other income totaling $10.3 million, and a decrease in expenses of $3.7 million.

Interest Income
Total interest income decreased $67.4 million for the third quarter of 1999 to $85.7 million, from $153.1 million for the third quarter of 1998. This decrease was the result of a reduction in the average outstanding loan balances resulting from lower production volumes in 1999. The reduction in interest income was primarily comprised of a reduction in interest income on loans held for sale of $36.6 million, mortgage loans held for investment of $13.7 million, mortgage securities of $8.0 million, and revolving warehouse lines of credit of $6.0 million, partially offset by an increase in interest income on income property loans of $793 thousand.

     Loans held for sale
     -------------------
     Interest income on loans held for sale decreased $36.6 million to $22.9 million for the third quarter of 1999, from $59.5 million for the third quarter of 1998. This decrease was primarily the result of a decrease in the average balance of such loans to $979.8 million for the third quarter of 1999, from $2.8 billion for the third quarter of 1998. This reduction was partially offset by an increase in the effective yield to 9.1% from 8.3%.

     Loans held for investment
     -------------------------
     Interest income on mortgage loans held for investment decreased $13.7 million to $10.6 million for the third quarter of 1999, from $24.3 million for the third quarter of 1998. This decrease was primarily the result of a decrease in the average balance of such loans to $529.3 million for the third quarter of 1999, from $1.3 billion for the third quarter of 1998. This reduction was partially offset by an increase in the effective yield to 7.9% from 7.2%. The decrease in the average balance of loans held for investment was due to the Company's strategy to reduce its assets and borrowing levels under uncommitted lines of credit. During the fourth quarter of 1998, as a result of the financial market disruption, the Company sold $443.6 million of whole loans from its held for investment portfolio to third parties through IndyMac Operating thereby increasing liquidity.

     Residential construction loans
     ------------------------------
     Interest income on residential construction loans totaled $28.6 million and $30.9 million for the three months ended September 30, 1999 and 1998, respectively. Interest was earned at an effective yield of 10.6% during the three months ended September 30, 1999 and 1998. The average balance of residential construction loans outstanding decreased $94.4 million to $1.1 billion at September 30, 1999 from $1.2 billion at September 30, 1998.

     Revolving warehouse lines of credit
     -----------------------------------
     Interest income on revolving warehouse lines of credit decreased $6.0 million to $4.9 million for the third quarter of 1999, from $11.0 million for the third quarter of 1998. This decrease was primarily the result of a decrease in the average balance of such lines to $257.3 million for the third quarter of 1999, from $495.1 million for the third quarter of 1998.

     This decrease was compounded by a decrease in the effective yield to 8.2% from 9.1%.

     Income property loans
     ---------------------
     Interest income on income property loans increased $793 thousand to $4.5 million for the third quarter of 1999, from $3.8 million for the third quarter of 1998. This increase was primarily the result of an increase in the average balance of such loans to $191.4 million for the third quarter of 1999, from $156.1 million for the third quarter of 1998. This increase was partially offset by a decrease in the effective yield to 9.4% from 9.5%.

     Mortgage securities
     -------------------
     Interest income on mortgage securities decreased $8.0 million to $6.8 million for the third quarter of 1999, from $14.8 million for the third quarter of 1998. This decrease was primarily the result of a decrease in the average principal balance of securities to $272.0 million for the third quarter of 1999, from $908.3 million for the third quarter of 1998. This reduction was partially offset by an increase in the effective yield to 9.8% from 6.4%. The decrease in the average principal balance was primarily the result of the sale of certain of the Company's mortgage securities in response to the Company's strategy to reduce the balance sheet. The increase in the yield period to period was a result of $2.0 million in impairment losses recorded during the three months ended September 30, 1998 whereas no impairment was recorded during the three months ended September 30, 1999.

Interest expense
Total interest expense decreased $60.1 million to $42.9 million for the third quarter of 1999, from $103.0 million for the third quarter of 1998. This decrease was primarily the result of a decrease in the average outstanding balance of repurchase agreements and other credit facilities to $2.8 billion, from $6.5 billion at September 30, 1998, coupled with a decrease in the Company's cost of funds to 6.0% from 6.3%.

Provision for loan losses
The provision for loan losses decreased from $7.3 million in the third quarter of 1998 to $4.4 million in the third quarter of 1999 primarily as a result of the lower average outstanding balances of loans held for sale and loans held for investment during 1999 compared to 1998.

Equity in earnings (loss) of IndyMac Operating
IndyMac REIT has a 99% equity interest in IndyMac Operating. IndyMac Operating earned $1.7 million for the third quarter of 1999, down $3.2 million from earnings of $4.8 million for the third quarter of 1998. This decrease was primarily the result of IndyMac's decrease in net gain on sale of loans of $22.4 million to $17.4 million for the three months ended September 30, 1999 from $39.8 million for the three months ended September 30, 1998 due to lower sales volumes period to period. The volume of loans sold decreased from $4.3 billion during the three months ended September 30, 1998 to $1.5 billion during the three months ended September 30, 1999. IndyMac Operating's third quarter of 1999 net income was also impacted by increases in net interest income of $2.9 million, net gain on sale of securities, service fee income, and other income totaling $10.3 million, and a decrease in expenses of $3.7 million.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Highlights for the nine months ended September 30, 1999 and 1998

(Dollars in thousands)                                                        For the nine months ended
                                                                          September 30,       September 30,
                                                                              1999                 1998
                                                                          --------------     --------------
Net interest income before provision for loan losses                          $121,781            $141,823
Net earnings                                                                    84,563             107,519
Return on average assets                                                          2.79%               2.11%
Return on average equity                                                         12.86%              17.34%
Interest spread
     Yield on interest-earning assets                                             9.27%               8.45%
     Cost of interest-bearing liabilities                                         5.91%               6.32%
     Interest spread                                                              3.36%               2.13%
     Net interest margin                                                          4.30%               2.62%

Net earnings
IndyMac REIT's net earnings were $84.6 million, or $1.06 earnings per diluted share and $1.07 earnings per basic share, for the nine months ended September 30, 1999, compared to $107.5 million, or $1.57 basic and diluted earnings per share for the nine months ended September 30, 1998. The decrease in net earnings of $22.9 million was primarily due to a decrease in the outstanding balances of loans held for sale, loans held for investment and mortgage securities as a result of the Company's balance sheet restructuring effort to improve liquidity, cash flow and reduce leverage. This decrease in the outstanding loan balances and mortgage securities resulted in a decrease in interest income of $158.8 million partially offset by a decrease of $138.7 million in interest expense as a result of the Company's lower outstanding borrowings. IndyMac REIT's equity in earnings of IndyMac Operating decreased $12.4 million primarily due to an increase of $27.5 million in net loss on securities, a $3.0 million decrease in net gain on sale of mortgage loans, and a $3.2 million charge to IndyMac Operating's other expenses for the restructuring of its manufactured housing dealer business. These losses were partially offset by an $18.0 million increase in service fee and other income.

Interest Income
Total interest income was $262.9 million for the nine months ended September 30, 1999 and $421.6 million for the nine months ended September 30, 1998. The $158.8 million decrease in interest income was the result of a reduction in the average outstanding loan balances in 1999 resulting from the Company's strategy to reduce balance sheet size through sales of loans and securities and to lower production volumes in 1999. This resulted in decreases in interest income related to mortgage loans held for sale of $60.7 million, loans held for investment of $49.3 million, mortgage securities of $39.3 million and revolving warehouse lines of credit of $18.7 million, partially offset by increases related to income property loans of $8.6 million, residential construction loans of $1.6 million and advances to IndyMac Operating of $3.1 million.

     Loans held for sale
     -------------------
     Interest income on mortgage loans held for sale totaled $77.0 million and $137.6 million for the nine months ended September 30, 1999 and 1998,respectively. The decrease of $60.6 million resulted primarily from a decrease in the average principal balance of such loans to $1.2 billion from $2.2 billion for the nine months ended September 30, 1999 and 1998, respectively. This reduction was partially offset by an increase in the effective yield to 8.6% from 8.4%.

     Loans held for investment
     -------------------------
     Interest income on mortgage loans held for investment decreased $49.3 million for the nine months ended September 30, 1999 to $33.3 million, from $82.7 million for the nine months ended September

     30, 1998. This decrease was primarily the result of a decrease of $939.5 million in the average balance of such loans to $566.0 million for the nine months ended September 30, 1999, from $1.5 billion for the nine months ended September 30, 1998. This reduction was partially offset by an increase in the effective yield to 7.8% from 7.3%.

     Residential construction loans
     ------------------------------
     Interest income on residential construction loans totaled $88.4 million and $86.9 million for the nine months ended September 30, 1999 and 1998, respectively. Interest was earned at an effective yield of 10.2% and 10.6% for the nine months ended September 30, 1999 and 1998, respectively. The average balance of construction loans outstanding increased $59.3 million to $1.2 billion during the nine months ended September 30, 1999 from $1.1 billion during the nine months ended September 30, 1998.

     Income property loans
     ---------------------
     Interest income on income property loans increased $8.5 million to $13.3 million for the nine months ended September 30, 1999, from $4.7 million for the nine months ended September 30, 1998. This increase was primarily the result of an increase of $118.1 million in the average balance of such loans to $189.7 million for the nine months ended September 30, 1999, from $71.6 million for the nine months ended September 30, 1998. The effective yield increased from 8.9% to 9.4%, period to period.

     Revolving warehouse lines of credit
     -----------------------------------
     Interest income on revolving warehouse lines of credit decreased $18.7 million to $16.7 million for the nine months ended September 30, 1999, from $35.4 million for the corresponding period of 1998. This decrease resulted primarily from a decrease in the average balance of such loans to $274.3 million for the nine months ended September 30, 1999, down $242.5 million from the average of $516.8 million for the nine months ended September 30, 1998. This decrease was compounded by a decrease in the effective yield to 8.1% from 9.2%.

     Mortgage securities
     -------------------
     Interest income on mortgage securities decreased $39.3 million to $9.8 million for the nine months ended September 30, 1999, from $49.1 million for the nine months ended September 30, 1998. This decrease was primarily the result of a decrease in the average principal balance of securities to $240.5 million for the nine months ended September 30, 1999, down $626.2 million from $866.7 million for the nine months ended September 30, 1998. This decrease was compounded by a decrease in the effective yield to 5.3% from 7.5%. The decrease in the average principal balance was primarily the result of the sale of certain of the Company's mortgage securities in response to the Company's strategy to reduce the balance sheet size to improve liquidity and cash flows. Impairment losses on residual and interest-only securities of $8.3 million were recognized as a reduction in interest income during nine months ended September 30, 1999 (of which $5.3 million related to manufactured housing residuals), compared to $2.0 million in impairment losses recognized during the nine months ended September 30, 1998.

Interest Expense
For the nine months ended September 30, 1999 and 1998, total interest expense was $141.1 million and $279.8 million, respectively. The $138.7 million decrease in interest expense was primarily due to a decrease of $2.8 billion in the average balance outstanding of repurchase agreements and other credit facilities to $3.2 billion for the nine months ended September 30, 1999 from $5.9 billion for the nine months ended September 30, 1998, coupled with a decrease in the cost of funds to 5.9% from 6.3% for the nine months ended September 30, 1999 and 1998, respectively.

Provision for loan losses
The provision for loan losses decreased from $22.9 million during the nine months ended September 30, 1998 to $12.3 million during the nine months ended September 30, 1999 primarily as a result of the lower average outstanding balances of loans held for sale and loans held for investment during 1999 compared to 1998.

Equity in earnings (loss) of IndyMac Operating
IndyMac Operating incurred a $2.7 million loss for the nine months ended September 30, 1999, compared to earnings of $9.8 million for the nine months ended September 30, 1998. This decrease was primarily the result of realized losses on sale of treasury securities of $32.4 million during the nine months ended September 30, 1999, compared to a $4.6 million loss on sale of securities in the nine months ended September 30, 1998, as well as a $3.2 million charge to other expenses related to the restructuring of its manufactured housing dealer business. Due to lower sales volumes, IndyMac Operating's net gain on sale of loans decreased $3.0 million to $81.3 million. These reductions were offset by an increase in service fee income of $14.4 million to $16.2 million from $1.8 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in service fee income was due primarily to an increase of $17.6 million in the valuation allowance during the nine months ended September 30, 1998 compared to a reduction of $1.5 million in the valuation allowance during the nine months ended September 30, 1999 due to changes in market conditions. This $19.1 million difference in the valuation allowance was partially offset by increased amortization due to higher prepayment speeds (i.e. faster collateral paydowns).

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds include monthly principal and interest payments on its loans held for sale and investment portfolios, principal and/or interest on mortgage securities, committed borrowings, structured financing, proceeds from the sale of loans and other assets, issuance of REMIC and asset-backed securities, and master and primary servicing fees.

At September 30, 1999, the Company had liquidity approximating $324 million, with a leverage ratio of 3.6:1 compared to 5.9:1 at December 31, 1998 and 6.9:1 at September 30, 1998. The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. However, the Company's liquidity and capital resources will continue to depend on factors such as cash flow from operations, margins on financial collateral required by lenders, margin calls and the Company's ability to raise funds in the capital markets. It is anticipated that the merger with SGVB will enhance the stability of the Company's liquidity and capital resources due to access to deposits and FHLB borrowings.

In June of 1999, IndyMac REIT's Board of Directors approved a $100 million share repurchase plan. Through September 30, 1999, the Company had repurchased 2.9 million shares in open market transactions at an average price of approximately $14.22 per share, completing $41 million of the $100 million plan.

The table below summarizes the Company's sources of financing as of September 30, 1999:

                                      Committed   Outstanding     Maturity
      (Dollars in millions)           Financing    Balances        Date
                                     ------------------------------------------
      Merrill Lynch                      $1,500   $1,408            May 2001
      First Union Bank Syndicate            900      572       February 2001
      Paine Webber                          500      377      September 2001
      Morgan Stanley                        500       63           June 2001
      Bank of America                       200      192       December 1999
      Bank of America                        50        -      September 2000
      Senior unsecured notes                 60       60        October 2002
      Uncommitted borrowings                  -      147                   -
                                         ------   ------
        Total                            $3,710   $2,819
                                         ======   ======


The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. From time to time, the Company may enter into uncommitted financing arrangements to take advantage of preferable pricing opportunities. However, it is the Company's practice to maintain its balance of total outstanding borrowings at an amount less than or equal to its committed financing.

SYSTEMS ISSUES ASSOCIATED WITH THE YEAR 2000

Summary
The Year 2000 issue relates to the effects of potentially date sensitive calculation errors by computers whose programs may not properly recognize the year 2000. The Company's Year 2000 strategy was to identify all systems that internally and externally impact its business, and determine Year 2000 compliance. Internal impact relates to the Company's internally developed programs and vendor purchased software programs which are operated in-house by the Company. External impact refers to embedded technology equipment and systems, vendors that supply the Company with goods and services (including data processing service bureaus), and business partners. The goals of the Company related to Year 2000 were to determine its state of readiness, identify risks and develop and implement plans including contingency plans to mitigate those risks and to identify costs associated with Year 2000 issues.

State of Readiness and Identification of Risk
The identification and assessment of internal systems, remediation, testing, and implementation phases have all been completed. Most of the Company's internally developed systems were developed over the past five years, and were designed to be Year 2000 compliant.

In 1998, the Company began its communication with significant third parties to determine the extent to which the Company may be affected by those third parties' failure to remediate their own Year 2000 issues. All critical outside vendors have confirmed that they will be Year 2000 compliant by year-end 1999. The Company will continue to monitor the progress of critical and non-critical third party testing and implementation procedures throughout 1999.

An inventory of embedded technology equipment and systems has been compiled in order to ensure that all components are Year 2000 compliant. Embedded technology equipment and systems include equipment, machinery or building infrastructure that are controlled, monitored or operated by embedded computer devices.

The Company has completed its review of its computer systems and has received certification from a nationally recognized Year 2000 consulting firm that the Company's systems are Year 2000 compliant. Included in the Year 2000 validation process were the Company's consumer mortgage servicing and origination systems as well as the Company's critical service providers and outside vendors.

Risks and Contingency Plans
The Company has identified material potential risks related to its Year 2000 issues. These risks are that the Company's primary lenders, depository institutions and collateral custodians do not become Year 2000 compliant before year-end 1999, which could materially impact the Company's ability to access funds and collateral necessary to operate its various businesses. The Company has assessed the risks related to these and other Year 2000 issues, and has received assurances that the computer systems of its lenders, depository institutions, collateral custodians, business partners, and service bureaus, will be Year 2000 compliant by year-end 1999.

The Company has developed contingency plans for dealing with potential Year 2000 issues at year-end 1999 and beyond. Contingency plans include identifying alternative processing platforms and alternative sources for services and businesses provided by critical non-Year 2000 compliant financial depository institutions, vendors and business partners. The Company believes that its plans for internal systems and related processing are sufficient to mitigate most of the major effects of Year 2000 issues. However, there can be no assurance that the Company's lenders, depository institutions, custodians, vendors and business partners resolve their own Year 2000 compliance issues in a timely manner. Neither are there any assurances that any failure by these other parties to resolve such issues would not have an adverse effect on the Company's operations and financial condition.

Costs Related to Year 2000
The Company recognized approximately $1.4 million of expenses year-to-date to ensure the readiness of the Company's computer systems for Year 2000 compliance. No significant additional expenditures are expected to be recorded for Year 2000 compliance in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

The Company's primary risk affecting market risk sensitive instruments is interest rate risk. When interest rates fluctuate, the Company can be adversely impacted because the fair value of its assets and commitments to purchase assets changes. In addition to gains or losses on sale, the Company realizes income or losses from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest incurred on borrowings. Any changes in overall interest rates may affect both the amount of interest income received on interest-earning assets and the amount of interest expense incurred on interest-bearing liabilities. Since the change in amount received may not equal the change in amount paid, the spread (defined as the difference between the two) can be adversely affected.

Financial instruments of the Company that tend to decrease in value as interest rates decrease include interest-only securities and mortgage servicing assets since prepayments tend to increase, resulting in lower residual cash flows over time than would otherwise have been obtained in a stable or increasing interest rate environment. Financial instruments of the Company that tend to increase in value as interest rates decrease include REMIC senior securities, fixed rate investment and non-investment grade securities, adjustable rate agency securities, principal-only securities and U.S. Treasury bonds, off-balance sheet instruments such as futures, call options, floors, and purchase commitments.

To minimize the adverse impact on net income and shareholders' equity due to changes in the fair market value of its assets and commitments to purchase assets, the Company hedges its loans held for sale, mortgage securities and mortgage servicing rights.

As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the net financial impact of changes in interest rates on its interest-earning assets, commitments and interest-bearing liabilities. As of September 30, 1999, the Company estimates that a parallel downward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined reduction to after tax income for IndyMac REIT and IndyMac Operating of $1.7 million. The combined after tax loss on available for sale mortgage securities, recorded as a component of other comprehensive income would be $6.6 million. The net result would be a reduction to comprehensive income of $8.3 million. The Company estimates that a parallel upward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined increase to after tax income for IndyMac REIT and IndyMac Operating of $1.1 million. The combined after tax gain on available for sale mortgage securities, recorded as a component of other comprehensive income would be $2.5 million. The net result would be an increase to comprehensive income of $3.6 million. The assumptions inherent in this model include an instantaneous rate shock and a degree of correlation between the hedges and hedged assets and as a result are subject to basis risk (i.e., the spread-widening risk between the change in rates on U.S. Treasury bonds and mortgage-backed securities). These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as the increase in income associated with the increase in production volume that would result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and if no date is provided, then such statements speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for consumer loans, mortgage loans, construction loans and commercial term loans, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the availability of funds from the Company's lenders and other sources of financing to support the Company's lending activities; (3) the direction of interest rates and the relationship between interest rates and the cost of funds; (4) federal and state regulation of the Company's consumer lending operations and federal regulation of the Company's real estate investment trust status; (5) the actions undertaken by both current and potential new competitors; (6) certain matters relating to the proposed acquisition of SGVB, including the timing and uncertainty of the regulatory approval process and other consents and approvals that may be required, the changing nature and size of the surviving corporation's business, and the assimilation of SGVB operations upon completion of the acquisition; and (7) other risks and uncertainties detailed in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits
      --------

     2.1 Agreement and Plan of Merger by and between SGV Bancorp, Inc. and IndyMac Mortgage Holdings, Inc., dated as of July 12, 1999 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 14, 1999)

     10.1 Employment agreement dated January 1, 1998 between IndyMac, Inc. and Gary D. Clark

     10.2 Amendment to employment agreement dated September 1, 1998, between IndyMac, Inc. and Gary D. Clark

     10.3 Employment agreement dated April 1, 1999 between IndyMac Mortgage Holdings, Inc. and Mark C. Nelson

     27    Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

           None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 12, 1999 for the nine months ended September 30, 1999.



                            INDYMAC MORTGAGE HOLDINGS, INC.


                            By: /s/ Michael W. Perry
                                --------------------------------------
                                Michael W. Perry
                                Director and Chief Executive Officer



                            By: /s/ Carmella Grahn
                                --------------------------------------
                                Carmella Grahn
                                Executive Vice President and
                                Chief Financial Officer