Form 10-K405
period 1999-12-31
INDYMAC MORTGAGE HOLDINGS INC
filed 2000-03-30
CIK 773468

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For fiscal year ended December 31, 1999
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to         .

                        Commission file number: 1-8972

                               ----------------

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

                                (800) 669-2300
              Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Title of each class                 Name of each exchange on which registered
          -------------------                 -----------------------------------------
      Common Stock, $.01 Par Value                     New York Stock Exchange

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

   As of March 15, 2000 there were 73,749,721 shares of IndyMac Mortgage Holdings, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $978,796,406. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Proxy Statement for the 2000 Annual Meeting--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        INDYMAC MORTGAGE HOLDINGS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 ITEM 1.  BUSINESS......................................................     3

 ITEM 2.  PROPERTIES....................................................    19

 ITEM 3.  LEGAL PROCEEDINGS.............................................    19

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    20

                                    PART II

 ITEM 5.  MARKET FOR INDYMAC'S STOCK AND RELATED SECURITY HOLDER
           MATTERS......................................................    21

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    22

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    23

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....    40

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................    41

 ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........    41

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    42

 ITEM 11. EXECUTIVE COMPENSATION........................................    42

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    42

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    42

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
           K............................................................    43

                                    PART I

ITEM 1. BUSINESS/1/

 General

   IndyMac Mortgage Holdings, Inc. ("IndyMac"), was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. References to "IndyMac" mean either the parent company alone or the parent company and the entities consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and its affiliate, IndyMac, Inc. and its subsidiaries ("IndyMac Operating"). IndyMac Operating was established in 1993 as a nationwide, third-party lender and securitizer of residential prime and, to a lesser extent, subprime mortgage loans.

   Prior to January 2000, IndyMac Operating was not consolidated with IndyMac for financial reporting or tax purposes. During this period, all of the outstanding voting common stock and 1% of the economic interest of IndyMac Operating was owned by Countrywide Home Loans, Inc. ("CHL"), which is a subsidiary of Countrywide Credit Industries, Inc. ("CCR"). IndyMac owns all of the outstanding non-voting preferred stock and 99% of the economic interest of IndyMac Operating. IndyMac Operating is accounted for under a method similar to the equity method because IndyMac has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and through other contracts with IndyMac Operating. In January of 2000, IndyMac purchased all of the outstanding voting common stock of IndyMac Operating from CHL.

   Through December 31, 1999, IndyMac elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, IndyMac has not, with certain limited exceptions, been taxed at the corporate level on the net income distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January 2000. In January of 2000, IndyMac filed a notice with the Internal Revenue Service revoking its REIT status. See "Federal Income Tax Considerations," below.
--------
(1) Except for the historical information contained in this Form 10-K, certain items herein, including without limitation, certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and 7A of this Form 10-K ("MD&A") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934. These statements reflect solely the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and if no date is provided, then such statements speak only as of the date of this Form 10-
    K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for consumer loans, mortgage loans, construction loans and commercial term loans, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets; (2) the availability of funds from the Company's lenders and other sources of financing to support the Company's lending activities; (3) the direction of interest rates and the relationship between interest rates and the cost of funds; (4) federal and state regulation of the Company's consumer lending and construction lending operations; (5) the actions undertaken by both current and potential new competitors; (6) certain matters relating to the proposed acquisition of SGV Bancorp, Inc. ("SGVB"), including the timing and uncertainty of the regulatory approval process and other consents and approvals that may be required, the changing nature and size of the surviving corporation's business, and the assimilation of SGVB operations upon completion of the acquisition (see discussion on next page); and (7) other risks and uncertainties detailed in this Form 10-K, including the MD&A.

   The Company conducts a diversified mortgage banking and servicing business, engages in portfolio lending activities, and manages a loan and mortgage securities investment portfolio.

   The Company's mortgage banking operations include (1) Consumer Business-to-Business ("B2B") (formerly referred to as IndyMac's third party lending division), which purchases loans from mortgage brokers and mortgage bankers through the use of its proprietary Internet-based underwriting and risk-based pricing system, e-MITS/2/ (electronic-Mortgage Information and Transaction System), and (2) LoanWorks/3/ and LoanTown/4/, which facilitate the direct origination of a variety of residential loans for consumers. The Company originates and purchases conforming, non-conforming and jumbo residential prime and subprime mortgage loans. The Company also originated home improvement and manufactured housing loans through the first and second quarters of 1999, respectively, at which time originations through the dealer channel were discontinued. See further discussion under "Other Mortgage Banking Activities." The Company services many of the loans it originates and purchases and subsequently sells, along with loans for which it has purchased the servicing rights, through its master servicing and primary servicing operations.

   The Company conducts its portfolio lending activities through (1) IndyMac Construction Lending Division ("IndyMac CLD"), which facilitates the purchase of a variety of residential construction, land and lot loans through its B2B customers ("sellers") and LoanWorks/LoanTown, (2) Construction Lending Corporation of America ("CLCA"), which offers a variety of residential construction, land and lot loan programs for builders and developers, and (3) warehouse lending activities through Warehouse Lending Corporation of America ("WLCA"), which provides various types of short-term revolving financing to small-to-medium size mortgage originators.

   The Company maintains an investment portfolio comprised of residential loans acquired from the mortgage banking operations, mortgage servicing rights, and mortgage securities either retained in connection with the issuance of mortgage-backed securities or purchased from third parties. The Company's principal source of income from these investments is the net spread between interest earned on residential loans held for investment and mortgage securities and the interest cost associated with the borrowings used to finance such assets, service fee income, and net gain on sale of mortgage securities.

   In July of 1999, IndyMac announced that it had signed a definitive agreement to acquire SGVB (the "acquisition"), the holding company for First Federal Savings and Loan Association of San Gabriel Valley (the "Bank"). SGVB is a Southern California-based savings and loan holding company whose federally chartered savings and loan subsidiary had nine branches, $358.2 million in deposits, and 27,000 customer accounts as of December 31, 1999. IndyMac will acquire SGVB in a cash purchase transaction for $25.00 per share for all of the SGVB shares outstanding and subject to option as of the date of purchase. This price is subject to adjustment in the event of changes in the value of certain assets and liabilities of SGVB. The shareholders of IndyMac and SGVB approved the acquisition on December 14, 1999. The acquisition is subject to Office of Thrift Supervision ("OTS") approval.

 Mortgage Banking Operations

   Consumer Business-to-Business

   Operations. B2B purchases and sells conforming, nonconforming, and jumbo mortgage loans. B2B acts as an intermediary between the originators of mortgage loans, and permanent investors in whole loans and mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. B2B's products include loans that qualify for purchase by or inclusion in loan guarantee programs sponsored by the
--------
(2) Registered in U.S. Patent and Trademark Office. Patent pending.

(3) Registered in U.S. Patent and Trademark Office.

(4) Registered in U.S. Patent and Trademark Office.

government and government sponsored entities ("GSEs") such as Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") ("conforming mortgage loans") and mortgage loans that do not qualify for purchase or inclusion in loan guarantee programs sponsored by the GSEs ("nonconforming mortgage loans"). B2B's operations consist of the purchase and securitization or whole loan sale of mortgage loans secured by first and subordinate liens on single (one-to-four units) family residential properties that are originated in accordance with the Company's underwriting guidelines.

   The Company's principal sources of income from its mortgage banking operations are as follows:

  .  gains recognized on the sale of mortgage loans and securities,

  . the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their securitization, sale or inclusion in the Company's loans held for investment portfolio, and

  .  fee income.

   The Company generally purchases the rights to service the mortgage loans delivered by the sellers to the Company. Through LoanWorks Servicing, the Company services loans for which it has purchased the servicing rights and which it originates through LoanWorks and LoanTown. See "LoanWorks Servicing" below.

   At the beginning of 1999, the Company officially launched its proprietary Internet-based underwriting and risk-based pricing system, e-MITS. The Company's e-MITS system is an automated loan submission, underwriting and risk-based pricing system that allows mortgage loan sellers to conduct business with the Company electronically through the Internet at the Company's www.e-MITS.com website. e-MITS provides sellers with the ability to obtain an underwriting decision and risk-based pricing, based in part on standard industry loan loss data, for any borrower or property for which B2B has a lending program. The system allows mortgage originators to receive an approval and a risk-based price within minutes. e-MITS also provides sellers a streamlined documentation process for certain qualified borrowers. This system provides sellers with alternate product/pricing options and the ability to immediately lock in the selected price. Additionally, e-MITS provides for the electronic delivery, via the Internet, of loan documents to closing agents nationwide. B2B realigned its mortgage banking business during 1999 to concentrate on the small to mid-sized mortgage originators where it can add value through the use of e-MITS. During the fourth quarter of 1999, approximately 69% of B2B's purchase volume was conducted through e-MITS.

   Business Risks. The primary risks associated with B2B's business include fraud risk, compliance risk, and interest rate risk. Fraud risk includes the risk that a loan purchased by B2B is fraudulently originated by the mortgage originator. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations, and, in the case of loans purchased from third parties, to IndyMac standards. Interest rate risk is the risk that the Company will purchase, or commit to purchase, loans at prices that differ from those at which the loans can be subsequently sold. Loan prices are directly impacted by the level of interest rates.

   The Company mitigates fraud risk through a number of controls including, but not limited to, initial due diligence approving the seller to do business with IndyMac, e.g., MARI check (industry fraud database), credit check, reference check to validate loan quality, and review of other investor loan quality reports; annual customer recertification; and requiring that all sellers carry fidelity insurance.

   The Company addresses compliance risk with a quality control program, through which it monitors the completeness of loan files and identifies necessary corrective actions to be taken either by its third-party sellers or in-house origination staff. The Company addresses interest rate risk through a hedging program that endeavors to match its commitments to sell to investors its inventory of funded loans and commitments to purchase or fund loans. The Company's interest rate risk program also employs the purchase and sale of various financial derivatives to bridge current mismatches between loans, loan commitments, and commitments to sell loans. Notwithstanding the foregoing mitigating factors, there can be no assurance that the foregoing factors will fully mitigate the risks associated with B2B's business.

   Marketing Strategy. The Company's marketing strategy seeks to offer competitive products and pricing, response time efficiencies in the purchase process, and direct and frequent contact with loan sellers through a trained sales force. B2B's product mix and delivery channels are designed to attract small to mid-size sellers of mortgage loans by offering a variety of products, pricing, loan underwriting and funding methods designed to be responsive to sellers' needs. The Company's products include fixed-rate and adjustable-rate mortgage loans, reduced documentation loans, non-owner occupied loans and subprime credit quality loans. During 1999, the Company increased its marketing efforts relating to its subprime loan business, which it conducts through its LoanTown division. See "LoanWorks/LoanTown" below. The Company also increased the B2B sales force by 179% during 1999 in conjunction with its increased focus on the purchase of loans through small to mid-sized mortgage originators.

   LoanWorks/LoanTown

   Operations. LoanWorks is the Company's direct-to-consumer origination division, and began operations in January 1997. LoanWorks offers a variety of residential mortgage loans directly to consumers, including conforming conventional mortgage loans, and prime non-conforming mortgage loans. LoanTown is the Company's direct-to-consumer origination division for subprime mortgage loans. LoanWorks/LoanTown's operations are centralized in a telemarketing and processing center located in Irvine, California.

   During 1999, the Company incorporated the e-MITS technology into its proprietary website, www.LoanWorks.com, to provide consumers with an online automated underwriting, approval and rate-lock process. www.LoanTown.com provides a similar online automated loan approval and rate-lock process to consumers in the subprime mortgage market.

   Business Risks. The primary risks associated with LoanWorks/LoanTown, and the Company's method of addressing those risks, are substantially the same as those inherent in B2B. However, as LoanWorks/LoanTown is a direct originator of loans, the Company does not face the risks arising from the purchase of the loans from third party originators.

   Marketing Strategy. LoanWorks/LoanTown's primary marketing tools are media advertising in Southern California, and Internet advertising through its proprietary websites and through relationships with other websites. Through LoanWorks/LoanTown's telemarketing operations, LoanWorks/LoanTown's loan consultants counsel consumers with respect to the loan application process, process loan applications utilizing the e-MITS technology and render lending decisions, providing for a streamlined loan application process.

   Loan Purchase and Origination Process

   Seller Eligibility Requirements. The mortgage loans acquired through the Company's B2B operations are originated by various sellers, including mortgage brokers, mortgage bankers, savings and loan associations, banks, and other mortgage lenders. Sellers generally enter into an agreement that provides for recourse by the Company against such seller under various circumstances, including in the event of any material breach of a representation or warranty made by the seller with respect to mortgage loans sold to the Company, any fraud or misrepresentation during the mortgage loan origination or acquisition process or upon early payment default on such loans. However, there can be no assurance that the seller would have adequate means to provide compensation to the Company in the event of a loss due to fraud or misrepresentation.

   Mortgage Loans Acquired. The Company purchases and originates both conforming and non-conforming loans through its B2B operations and LoanWorks/LoanTown. Currently, the maximum principal balance for a conforming loan is $252.7 thousand. Loans that exceed such maximum principal balance are referred to as "jumbo loans." The Company generally purchases jumbo loans with original principal balances of up to $3 million. The Company's loan purchase activities focus on those regions of the country where higher volumes of mortgage loans, based on unpaid principal balance, are originated, including California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Nevada, New Jersey, New York, Oregon, Texas, Utah,

Washington and Washington, D.C. The Company's highest concentration of mortgage loans relates to properties in California because of the generally higher property values and mortgage loan balances prevalent there. Mortgage loans secured by California properties accounted for approximately 42% of the mortgage loans purchased by the Company in 1999.

   Mortgage loans acquired by the Company are secured by primarily first liens on single family dwelling unit residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans accounted for approximately 95% of the mortgage loans purchased by the Company in 1999 compared to 93% in 1998.

   Underwriting and Risk-Based Pricing. The Company has two principal underwriting methods designed to be responsive to the needs of mortgage loan sellers: traditional underwriting and e-MITS underwriting. Under the traditional underwriting method, sellers submit mortgage loans that are underwritten by the Company in accordance with its guidelines prior to purchase. As discussed above in "Consumer Business-to-Business," e-MITS is the Company's automated, Internet-based underwriting and risk-based pricing system. e-MITS enables the Company to more accurately estimate expected credit loss and interest rate (or prepayment) risk so that the Company can acquire loans at prices that more accurately reflect these risks. Risk-based pricing is based on a number of borrower and loan characteristics, including, among other loan variables, credit score, occupancy, documentation type, purpose and loan-to-value ratio, and prepayment assumptions based on an analysis of interest rates. During 1999, the Company's primary use of risk-based pricing was through e-MITS. During the fourth quarter of 1999, the Company funded approximately $967.9 million of prime and subprime loans through e-MITS, representing 69% of prime and subprime loan production.

   Because the Company's risk-based pricing models, including the risk-based pricing models utilized in e-MITS, are based primarily on standard industry loan loss data supplemented by the Company's historical loan loss data and proprietary logic developed by the Company, and the models cannot predict the effect of financial market and other economic performance factors, there are no assurances that the Company's risk-based pricing models are a complete and accurate reflection of the risks associated with the Company's loan products.

   Quality Control. Ongoing quality control reviews are conducted by the Company to ensure that the loans purchased meet the Company's quality standards. The type and extent of the quality control review is based primarily on the risk characteristics of the loans. A higher percentage of mortgage loans with certain specified characteristics are reviewed by the Company following purchase, including, among other characteristics, loans purchased from sellers with comparatively high delinquency rates, and all loans that are delinquent for 90 days or more.

   In performing a quality control review on a loan, the Company analyzes the underlying property and associated appraisal and examines the credit, employment and income history of the borrower. In addition, all documents submitted in connection with the loan, including all insurance policies, appraisals and credit records, and the closing statement, sales contract and escrow instructions are examined for compliance with the Company's underwriting guidelines. Furthermore, as a part of the standard fraud review conducted by the Company, the Company re-verifies, on a sample basis, the employment, income and source of funds documentation of the borrower and obtains a new credit report. Independent appraisals are obtained as a part of the Company's quality control reviews as deemed appropriate.

   Hedging Activities. Following the issuance of specific rate-locks related to loans held for sale, IndyMac Operating is subject to the risk of interest rate fluctuations with respect to the contractual rate of interest on such loans, and enters into hedging transactions to diminish such risk. See "Loan Sale and Securitization Process" below. The nature and quantity of hedging transactions is determined by management based on various factors, including market conditions, cash flow considerations, the expected or contracted volume of mortgage loan purchases and the product types or coupon rates to be purchased.

   Loan Sale and Securitization Process

   General. The Company primarily uses committed repurchase agreements, bank borrowings, unsecured debt and equity to finance the initial acquisition of mortgage loans from sellers. When a sufficient volume of loans with similar characteristics has been accumulated, generally $100 million to $500 million in principal amount, such loans are resold in bulk whole loan sales, securitized through the issuance of mortgage-backed securities in the form of REMICs or CMOs, or sold to GSEs. The length of time between when the Company purchases a mortgage loan and when it sells or securitizes such mortgage loan generally ranges from ten to 90 days, depending on certain factors such as the loan volume by product type and market fluctuations in the prices of mortgage-backed securities.

   Through December 31, 1999, all loans originated or purchased by IndyMac for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated were committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac, pursuant to the terms of the Master Forward Commitment and Services Agreement between IndyMac and IndyMac Operating, which was originally entered into in 1993. In January 2000, in connection with the conversion of IndyMac from a REIT to a fully taxable entity, and the related acquisition of the voting common stock of IndyMac Operating by IndyMac, the Master Forward Commitment and Services Agreement was terminated.

   The Company is subject to various risks due to potential interest rate fluctuations during the period of time after the Company commits to purchase a mortgage loan at a pre-determined price until such mortgage loan is committed for sale. The Company attempts to mitigate such risks through the implementation of hedging policies and procedures. In accordance with these policies and procedures, the Company seeks to utilize financial instruments whose price sensitivity has historically had very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates. With respect to the Company's pipeline of jumbo and non-conforming fixed-rate loans, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a FNMA or FHLMC security of comparable maturity and weighted average interest rate. However, the Company's private-label mortgage securities typically trade at a discount (or "spread") compared to the corresponding FNMA or FHLMC securities, due to the implied government guarantees of certain FNMA or FHLMC obligations. In a widening spread interest rate environment, fixed rate loans previously purchased at par by the Company tend to decrease in value as the average coupon on loans in current production has increased, therefore creating a loss risk. Conversely, in a narrowing spread interest rate environment, fixed rate loans tend to increase in value, which would result in a gain on sale of loans for the Company. Accordingly, while the Company's hedging strategy may mitigate the impact that changes in interest rates would have on the price of agency mortgage securities (and therefore to some extent on the price of the Company's private-label mortgage securities), such strategy does not protect the Company against the effects of a widening or narrowing in the pricing spread between agency mortgage securities and the Company's private-label mortgage securities. Therefore, any significant widening or narrowing of the spread commanded by agency mortgage securities compared to the Company's private-label mortgage securities could have a negative or positive effect on the financial performance of the Company, regardless of the efficiency of the Company's execution of its hedging strategy. (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

   The Company's decision to sell whole loans in bulk or to form mortgage-backed securities in the form of REMICs, agency securities, or CMOs is influenced by a variety of factors, including the price at which such whole loans or securities can be sold. The market disruptions of the fourth quarter of 1998 had a negative effect on the pricing the Company could obtain through loan securitizations, so the Company began to emphasize the sale of loans through whole loan sales. Depending on market conditions, this trend could continue. The Company also has begun to expand its issuance of FNMA and FHLMC mortgage-backed securities that are backed by loans originated or purchased by the Company. In these transactions, the Company retains the related servicing rights. During 1999, the Company sold $3.4 billion, or 53% of all loans sold through bulk whole loan sales, $1.9 billion or 29% through securitizations, and $1.1 billion or 18% to GSEs.

   REMIC transactions are generally accounted for as sales of the mortgage loans and may eliminate or minimize any long-term investment by the Company in such loans, depending on the extent to which the Company decides to retain an interest. REMIC securities typically consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities, but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the loans over the amounts required to be distributed to the regular interests.

   Since 1993, the Company has been issuing its REMIC securities utilizing a shelf registration statement established by CWMBS, Inc., a wholly owned limited purpose finance subsidiary of CCR. Neither CWMBS, Inc. nor CCR derives any financial benefit from such issuances, other than recoupment of a portion of the allocable costs of establishing and maintaining the shelf registration. Beginning in 1998, the Company began issuing subprime mortgage REMIC securities utilizing a shelf registration statement established by IndyMac ABS, Inc., a wholly owned limited purpose finance subsidiary of IndyMac Operating. The Company intends to utilize the IndyMac ABS, Inc. shelf registration for the issuance of REMIC securities primarily backed by subprime mortgages and second mortgages. In 1999, IndyMac MBS, Inc., a wholly owned limited purpose finance subsidiary of IndyMac Operating, filed a shelf registration statement for the issuance of REMIC securities backed by prime mortgage loans. Although this shelf registration statement has not yet been declared effective by the Securities and Exchange Commission, the Company plans to seek such effectiveness in the first half of 2000 and to begin to issue its prime mortgage REMIC securities utilizing such shelf registration statement, at which time it will cease to issue such securities utilizing the CWMBS, Inc. shelf registration statement.

   As an alternative to REMIC sales, the Company may issue CMOs to finance mortgage loans to maturity. For accounting and tax purposes, the mortgage loans financed through the issuance of CMOs are treated as assets of the Company, and the CMOs are treated as debt of the Company. The Company earns the net interest spread between the interest income on the mortgage loans and the interest and other expenses associated with the CMO financing. The net interest spread will be directly impacted by the levels of prepayment of the underlying mortgage loans and, to the extent CMO classes have variable rates of interest, may be affected by changes in short-term interest rates. The Company is required to retain a residual interest in its issued CMOs. The Company may issue CMOs from time to time based on the Company's current and future investment needs, market conditions and other factors. CMOs, however, do not offer the Company the structuring flexibility of REMICs and are therefore not a significant method of financing the Company's mortgage lending operations.

   Credit Enhancement. REMICs or CMOs created by the Company are structured so that, in general, substantially all of such securities are rated investment grade by at least one nationally recognized statistical rating agency. In contrast to mortgage-backed securities in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, private-label securities created by the Company do not benefit from any such guarantee. The ratings for the Company's mortgage-backed securities are based on the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to one or more classes of security holders in the event of borrower defaults and to protect against other losses, including those associated with fraud or reductions in the principal balances or interest rates on loans as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including bond insurance guarantees, mortgage pool insurance, special hazard insurance, reserve funds, letters of credit, surety bonds and subordination of certain classes of interests to other classes, or any combination thereof.

   In determining whether to provide credit enhancement through bond insurance, subordination or other credit enhancement methods, the Company takes into consideration the costs associated with each method. The Company principally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures. The subordinated securities may be sold, retained by the Company and accumulated for sale in subsequent transactions, or retained as long term investments.

   Servicing Operations

   The Company acts as master servicer with respect to substantially all of the mortgage loans it sells pursuant to securitizations, and a portion of those loans sold through whole loan sales. Master Servicing includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees, to trustees. Through LoanWorks Servicing, the Company services those loans for which it has acquired the primary servicing rights.

   Master Servicing

   Operations. The Company, through its Master Servicing operation, currently services approximately $16.1 billion of prime, subprime, manufactured housing and home improvement mortgage loans. As master servicer, the Company monitors the servicers' compliance with the Company's servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. The master servicer may permit or require the servicer to contract with approved subservicers to perform some or all of the servicer's servicing duties, but the servicer is not thereby released from its servicing obligations.

   In connection with REMIC securitizations, the Company master services on a non-recourse basis. Each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is generally limited to those assets and any credit enhancement features, such as insurance. As a general rule, any losses in excess of the accompanying credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized or sold, the securities or sales are non-recourse to the Company. In most cases, the Company has recourse to the sellers of loans for any such breaches, although there can be no assurance that each such seller will be able to honor its obligations under such recourse arrangements.

   Business Risks. The risks faced by Master Servicing include compliance risk arising from the Company's master servicing of loans under laws or regulations or servicing agreement requirements. The Company addresses compliance risk through its management control program, which monitors and reviews its loans for compliance with the Real Estate Settlement Procedures Act, FNMA/FHLMC guidelines, and other investor guidelines.

  LoanWorks Servicing

   Operations. During 1999, the Company purchased substantially all loans servicing released (i.e. the Company purchased the right to service the loans), as a result of its focus on small to mid-sized mortgage brokers, which do not generally have loan servicing capabilities. The Company, through its LoanWorks Servicing operation, currently services approximately $10.1 billion of prime, subprime, manufactured housing and home improvement mortgage loans. Servicing mortgage loans includes collecting and remitting loan payments; responding to customers' inquiries; making advances, using corporate funds to pay property taxes and hazard insurance, when required; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and hazard insurance; making physical inspections of the mortgaged property, as necessary; counseling delinquent mortgagors; supervising foreclosures and liquidation of foreclosed property; performing required tax reporting; and other loan administration functions necessary to protect investors' interests, respond to borrower needs, and comply with applicable laws and regulations.

   Business Risks. The risks faced by LoanWorks Servicing include compliance risk arising from the Company's servicing of loans under laws or regulations or servicing agreement requirements. The Company addresses compliance risk through its management control program, which monitors and reviews its loans for compliance with the Real Estate Settlement Procedures Act, FNMA/FHLMC guidelines, and other investor guidelines.

  Other Mortgage Banking Activities

   During 1999 the Company operated two smaller divisions, the Manufactured Housing Division ("MHD") and the Home Improvement Division ("HID") established for the purpose of servicing the manufactured housing and home improvement niche markets. IndyMac MHD focused on the origination, purchase, sale and servicing of loans to consumers purchasing or refinancing a new or used manufactured home. This division previously solicited business through established manufactured housing dealers, mortgage brokers and IndyMac MHD's direct-to-consumer operations (which were previously conducted under the "LoanTown" name). During 1999, the manufactured housing dealer channel was discontinued, the servicing operations were moved to LoanWorks Servicing, and the collections operations were consolidated into the Company's corporate loss mitigation operations.

   IndyMac HID provided consumer-financing products; previously, these products were originated through home improvement dealers, specialty brokers, specialty correspondents and the Company's third party sellers. During 1999, originations through the dealer channel were also discontinued, with the servicing operations moved to LoanWorks Servicing, and the collections operations consolidated into the Company's corporate loss mitigation operations.

 Construction and Warehouse Lending Operations

  Consumer Construction Lending

   Operations. IndyMac CLD provides financing and administers the related construction advances for the purchase of combined construction-to-permanent mortgage loans, home improvement loans, and residential lot loans. These loans are originated by or sourced through the Company's B2B sellers and LoanWorks/LoanTown. The Company has also begun to market these loans through its LoanWorks/LoanTown divisions. Under these programs, all loans are prior-approved and underwritten to the Company's standard guidelines for borrower qualifications, as well as other detailed criteria. In general, the maximum construction-to-permanent mortgage loan size is $3 million. Underwriting standards for the permanent portion of the construction loans are similar to those applied by the Company to loans purchased through its B2B operations. Beginning in the year 2000, the Company will utilize the e-MITS risk-based pricing technology in the underwriting process for the credit portion of the construction loans.

   Business Risks. The primary risks associated with IndyMac CLD's business include risks directly related to the construction effort, such as cost overruns, borrower credit risk and project completion risk, and interest rate risk. The Company has addressed these risks by requiring a fully funded interest reserve, charging significant fees to extend the construction phase of the loan, and reserving the right to renegotiate the interest rate for the permanent phase of the loan if the borrower requests an extension for the construction phase of the loan. However, there can be no assurance that the foregoing factors will fully mitigate the risks associated with IndyMac CLD's business.

  Builder Construction Lending

   Operations. CLCA offers residential construction loan programs for builders and developers. The target project for CLCA's residential construction loan program is a 15 to 100 unit subdivision, built in one to five phases, that will be marketed to entry level/first-time or trade-up buyers. In general, the maximum loan size per project is $15 million. The specific terms of any construction loan, including the principal amount thereof and the applicable interest rate, loan fees, and other terms, are based upon, among other things, the quality of the project and the financial strength, historical performance and other qualifications of the builder.

   Business Risks. The primary risks associated with CLCA's operations are project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which is the risk of affordability of financing by borrowers in a rising interest rate environment, product design risk, and risks posed by competing projects. CLCA attempts to mitigate some of these risks through the management and credit committee review process; however, there can be no assurance that this review process will fully mitigate the foregoing risks. In the Company's experience, absorption rates of new single-family homes have been good in markets served by CLCA. However, it is unclear whether the economic cycle in certain geographical markets has peaked, which may have an impact on new loan generation or timely payoff of existing CLCA loans. The Company has implemented geographic concentration limits and borrower concentration limits for CLCA, which should serve to mitigate some of the effects of a slowing in the economic cycles in some areas.

  Warehouse Lending

   Operations. The Company's warehouse lending group, WLCA, engages in secured warehouse lending operations for small to mid-sized mortgage originators. The Company's traditional warehouse lending facilities typically provide short-term revolving financing to mortgage companies to finance the origination of mortgage loans during the time between the closing of such loans and their sale to investors. Loans financed by WLCA through its traditional warehouse lending activities represent a broader line of mortgage products than those currently purchased by the Company, including products such as Federal Housing Authority ("FHA") and Veterans Authority ("VA") loans.

   The Company offers two warehouse lending programs: the Traditional program and the Advantage Line program:

  . Under its Traditional program, WLCA offers credit facilities up to a maximum amount of $25 million to otherwise qualified mortgage originators with a minimum audited tangible net worth of $100 thousand and subject to a maximum debt-to-net worth ratio of 22 to 1.

  . Under its Advantage Line program, WLCA offers credit facilities up to a maximum amount of $2 million, at higher rates and fees, to otherwise qualified mortgage originators with no net worth requirement.

   The specific terms of any warehouse line of credit, including the maximum credit limit, are determined based upon the financial strength, historical performance and other qualifications of the mortgage originator. All lines of credit under the Traditional program are subject to the prior approval of a credit committee comprised of senior officers of IndyMac.

   Business Risks. One of the primary risks associated with WLCA's operations is the risk that a mortgage company borrower fails to sell a loan that is financed by a WLCA line of credit and is unable to otherwise remove the loan from the WLCA line of credit. Under these circumstances, WLCA would have the option to assume the loan from the mortgage company borrower and subsequently sell the loan; however, WLCA would also be assuming any credit risk associated with such loan up to its sale. To mitigate this risk, the contractual terms of all WLCA lines of credit provide for full recourse to the mortgage company borrowers for the outstanding balance under the lines of credit.

   Another risk associated with WLCA's operations is fraud risk, which includes the risk that a loan financed by a WLCA line of credit is fraudulently originated by the mortgage company borrower. To mitigate fraud risk on its Traditional program, the Company requires that mortgage company borrowers carry fidelity insurance and only transfers funds to approved closing agents who are required to execute closing protection letters to ensure that the funds are not misdirected by the mortgage company borrower. Additionally, WLCA receives personal guarantees from the principals of each mortgage company borrower involved in the Traditional program. For its Advantage Line program, WLCA requires mortgage company borrowers to provide evidence of a commitment to purchase by the ultimate investor (prior approved by IndyMac) before funds are advanced, and either (a) carry fidelity insurance or (b) provide a personal guarantee from the principals of each mortgage company involved in the program. However, there can be no assurances that these mitigating factors will adequately protect the Company against fraud risk.

   Investment Portfolio

   Loans Held for Investment. In an effort to generate continuing earnings that are less dependent upon the Company's loan purchase volumes and securitization activities, the Company seeks to selectively invest in residential, manufactured housing, and home improvement loans on a long-term basis. The Company finances the acquisition of such loans with its capital, borrowings under committed repurchase agreements and other credit facilities referred to under "Financing Sources" below. The Company has assumed a certain degree of credit risk in relation to its portfolio of loans held for investment. See "Credit Risk" below.

   Retention of Mortgage-Backed Securities and Other Investments. In connection with the issuance of mortgage-backed or asset-backed securities in the form of REMICs, the Company may retain interests in the pooled assets on a short-term or long-term basis. Any such retained interest may include principal-only or AAA rated interest-only securities, investment and non-investment grade securities, residual securities, mortgage servicing rights, or other interest rate or prepayment-sensitive securities or investments. The Company has assumed a certain degree of credit risk and interest rate risk in relation to its portfolio of mortgage securities. See "Credit Risk" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Interest Rate Changes" below.

   Business Risks. The primary risk associated with AAA rated interest-only securities and mortgage servicing rights is that they will lose a substantial portion of their value as a result of higher-than anticipated prepayments as a result of declining interest rates. It is also possible that under certain higher-than anticipated prepayment events, the Company would not recoup its initial investment in AAA rated interest-only securities or mortgage servicing rights. Investments in AAA rated interest-only securities and mortgage servicing rights have values that tend to move inversely to the values of the retained subordinated and principal-only securities as interest rates change. For example, as interest rates decline, prepayments would tend to increase and the value of the Company's mortgage servicing rights and AAA rated interest-only securities would tend to decrease. By contrast, in a declining interest rate environment, the value of the Company's portfolio of investment and non-investment grade securities and principal-only securities would tend to increase because the rise in prepayments would tend to accelerate the return of the Company's investment in the principal portion of the underlying loans. The Company seeks to manage the effects of changing interest rates through hedging with treasury and mortgage-based cash/derivative instruments. However, there can be no assurance that this strategy will succeed under any particular interest rate scenario. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Interest Rate Changes" below.

  Operations Following the Acquisition of SGVB

   IndyMac anticipates that its acquisition of SGVB will be completed in May of 2000. In connection with the acquisition, IndyMac Operating will be merged into SGVB and substantially all of the assets, liabilities and operations of IndyMac and IndyMac Operating, including the operations of LoanWorks/LoanTown, CLCA, WLCA, IndyMac CLD and B2B, will be transferred to the Bank.

   Following the acquisition of SGVB, IndyMac will generally continue to operate and develop its existing mortgage and consumer lending businesses, and will institute new lending strategies and programs as the mortgage and consumer lending markets evolve. IndyMac expects that the most significant change from its current operations will be the expansion of its funding sources to include the federally insured deposit markets through deposit products offered by the Bank and, to the extent circumstances warrant, advances to the Bank from the Federal Home Loan Bank ("FHLB") of San Francisco. In addition to continuing to obtain deposits in California through the Bank's existing branch network, IndyMac expects to market deposits nationally through the Internet. IndyMac anticipates that the availability of these new funding sources will reduce its reliance on the capital markets for its funding requirements, and will therefore make IndyMac less vulnerable to future adverse changes in the capital markets.

   Upon completion of the acquisition of SGVB, IndyMac will become subject to the federal laws and regulations applicable to financial institutions and their holding companies. Among other sources of regulation, IndyMac will be regulated by the OTS as a savings and loan holding company, and the Bank will become subject to regulation by the OTS as a federal savings association and by the Federal Deposit Insurance Corporation ("FDIC") by reason of the Bank's federal deposit insurance. See "Regulation of IndyMac Following the Acquisition of SGVB" below for a discussion of how this regulation may be expected to affect IndyMac's operations in the future.

  Credit Risk

   The Company has assumed a certain degree of credit risk in connection with its investments in certain mortgage securities and loans held for investment, as well as in connection with its B2B, construction lending and warehouse lending operations. The Company evaluates and monitors its exposure to credit losses and has established an allowance for anticipated credit losses based upon several factors, including, among others, estimated inherent losses on the loans and trends in portfolio volume. The Company likewise has assumed a certain degree of credit risk in connection with its investment in non-investment grade securities. Such securities are recorded net of a discount that factors in the estimated credit losses associated with such securities as perceived by the market.

   The Company has established risk management and credit committees to manage the Company's exposure to credit losses in its various business operations. The Company has established a central risk management committee to monitor its consumer lending products. The central risk management committee implements changes that seek to balance the Company's credit risk with the Company's production, pricing and profitability goals for its B2B and LoanWorks/LoanTown divisions.

   The Company's investments include AAA rated interest-only securities, principal-only securities, and other mortgage-backed securities, consisting of both investment grade securities (i.e., rated BBB or higher) and non-investment grade securities (i.e., rated lower than BBB). As of December 31, 1999, investment grade securities comprised 89% of the Company's mortgage-backed securities portfolio. In general, non-investment grade securities bear losses prior to related, more senior investment grade securities and, therefore, the Company has credit risk with respect to the non-investment grade securities in its mortgage-backed securities portfolio. The Company's non-investment grade securities portfolio was recorded at a discount of $18.8 million to such securities' face value, which represents 34% of the face value of these securities at December 31, 1999.

   While management cannot offer any assurance as to the extent to which the Company will incur credit losses and any related effects on earnings, management has established control systems that are intended to mitigate exposure to such risks. There is no assurance that discounts applied to non-investment grade securities or allowances for credit losses, will accurately reflect the actual credit losses incurred by the Company related to these investments. In addition, after the acquisition of SGVB, IndyMac's assets and business will be subject to regular examination by the OTS, and may also be examined by the FDIC.

  Financing Sources

   The Company uses proceeds from the sale of REMIC and agency securities, committed repurchase agreements, bank borrowings, other borrowings and issuance of common stock and unsecured debt to meet its working capital needs. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital and credit markets. See "Operations Following Acquisition of SGVB".

   In June of 1999, IndyMac's Board of Directors approved a $100 million share repurchase plan. Through December 31, 1999, the Company had repurchased 4.5 million shares in open market transactions at an average price of approximately $13.95 per share, completing $63.3 million of the $100 million plan.

 Regulation of IndyMac Following the Acquisition of SGVB

  General

   Following the acquisition of SGVB, IndyMac will be a savings and loan holding company and will be subject to regulation in that capacity by the OTS under the holding company provisions of the federal Home Owners' Loan Act ("HOLA"). As a federally chartered and insured stock savings association, the Bank is subject to extensive regulation and supervision by the OTS, which is the primary federal regulator of savings associations, and the FDIC, in its role as federal deposit insurer. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions and the financial system as a whole rather than the stockholders of financial institutions or their holding companies. The following summary is not intended to be a complete description of the applicable laws and regulations or their effects on IndyMac or the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

  Holding Company Regulation

   IndyMac will be classified as a unitary savings and loan holding company under the HOLA, meaning generally that it owns only one savings association. Prior to the recent enactment of the federal Gramm-Leach-Bliley Act (the "G-L-B Act") very few restrictions applied to the business activities of a unitary savings and loan holding company and its non-savings association subsidiaries. The G-L-B Act generally limits the activities of newly registered unitary savings and loan holding companies that are not "grandfathered" under the G-L-B Act to those permissible for bank holding companies and financial holding companies. See "Financial Modernization Legislation" below. Indymac's current business activities are generally permissible for bank holding companies and financial holding companies.

   Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and non-banking companies that are under common control with the savings association. In general, the restrictions of Sections 23A and 23B do not apply to transactions between a savings association and its subsidiaries, or its parent or sister organizations that themselves are banks or savings associations.

  Regulation of the Bank

   General. The Bank is regulated and regularly examined by the OTS and is required to file periodic reports with the OTS concerning its activities and financial condition. The OTS has substantial enforcement authority with respect to savings associations, including authority to bring enforcement actions against a savings association and any of its "institution-affiliated parties" (which term includes directors, officers, employees, controlling stockholders, agents and shareholders who participate in the conduct of the affairs of the institution). This enforcement authority includes the ability to institute cease-and-desist proceedings, bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, or assess substantial civil money penalties. The FDIC also has "backup enforcement authority" over the Bank and has the power to terminate a savings association's FDIC deposit insurance.

   Federal Home Loan Bank System. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility from which it may borrow, generally on a secured basis, in amounts determined by reference to available collateral. Single family mortgage loans are the principal collateral that may be used to secure such borrowings, although certain other types of loans and other assets may be accepted pursuant to FHLB policies and statutory requirements as well.

   Regulatory Capital Requirements. OTS capital regulations require savings associations to comply with specified minimum capital standards. The OTS may also require a savings association to maintain capital above the general minimum capital levels based on the OTS's assessment of the types and risks of an association's individual operations, financial condition and management.

   The minimum regulatory capital requirements require all savings associations to meet total risk based capital ("core capital" plus "supplementary capital") equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). Under a separate "core" or "leverage" requirement, savings associations are generally required to maintain core capital equal to at least 3% of adjusted total assets. A savings association is also required to maintain tangible capital (capital calculated without qualifying intangible assets) equal to at least 1.5% of adjusted total assets.

   For purposes of the foregoing requirements, "core" or "leverage" capital (also referred to as "Tier 1 capital") means common stockholders' equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of subsidiaries that are not fully consolidated are adjusted for the accumulated losses (gains) on certain available for sale securities, with the aggregate of such amounts being reduced in calculating the amount of an institution's core capital by, among other things, qualifying intangible assets. There are also special limitations on the extent to which mortgage servicing rights, deferred tax assets, and loan loss reserves may be included as assets in the regulatory capital calculations. "Supplementary capital" consists principally of subordinated debentures meeting specified requirements and cumulative perpetual preferred stock and general loan loss reserves limited to 1.25% of risk weighted assets.

   The OTS capital regulations contain "prompt corrective action" provisions that require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulation establishes five categories of capital classification for this purpose, ranging from "well capitalized" or "adequately capitalized" through "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

   In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

   IndyMac expects that the Bank will be classified as "well capitalized" under the prompt corrective action regulation upon the completion of the acquisition of SGVB, including the intended combination of substantially all of IndyMac's assets and business with those of the Bank. To maintain this status, it will be required to comply with the following capital ratios: (i) its total risk-based capital ratio must equal or exceed 10%, (ii) its Tier 1 risk-based capital ratio (the ratio of core capital to risk-weighted assets) must be 6% or more, and (iii) it must have a core or leverage ratio of 5% or more.

  Capital Distribution Regulation

   In addition to the prompt corrective action restriction on paying dividends described above, OTS regulations limit "capital distributions" by savings associations, which term includes, among other things, dividends and payments for stock repurchases.

   Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of the capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

   An application to the OTS for specific approval to pay a dividend, rather than the notice procedure described above, is required if: (a) the total of all capital distributions made during a calendar year (including the proposed distribution) exceeds the sum of the institution's year-to-date net income and its retained income for the preceding two years, (b) the institution is not entitled under OTS regulations to "expedited treatment" (which is generally available to institutions the OTS regards as well run and adequately capitalized), (c) the institution would not be at least "adequately capitalized" following the proposed capital distribution, or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OTS.

  Community Reinvestment Act and the Fair Lending Laws

   Savings associations are examined under the Community Reinvestment Act ("CRA") and related regulations of the OTS on the extent of their efforts to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. Enforcement of these regulations has been an important focus of federal regulatory authorities and of community groups in recent years. An association's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

  Financial Modernization Legislation

   The G-L-B Act, enacted in late 1999, is expected to have far-reaching impacts on the financial services industry. The G-L-B Act authorizes affiliations between banking, securities and insurance firms that were previously not permitted and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act also creates a new entity, the "financial holding company," which is authorized to engage in activities that are financial in nature or incidental to financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies and firms that are engaged in nonfinancial activities and prohibits the formation of new unitary holding companies by nonfinancial companies. The G-L-B Act also makes significant revisions to the FHLB System. These changes include a provision that makes FHLB membership voluntary for federal savings associations.

  Federal and State Income Tax Considerations

   General. IndyMac and its subsidiaries, including the Bank (following the acquisition of SGVB), report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to IndyMac or the Bank.

   Prior REIT Status. Through 1999, IndyMac had elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, IndyMac has not, with certain exceptions, been taxed at the corporate level on net income recognized by it, to the extent that such income has been distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved its conversion to a fully taxable, non-REIT entity and IndyMac has filed a notice with the Internal Revenue Service revoking its REIT status, effective January 2000.

   Following its conversion to a fully-taxable entity, IndyMac will not be eligible again to elect REIT status until 2005 (the fifth taxable year that begins after the year for which IndyMac's election was terminated) unless certain relief provisions apply. Management presently has no intention of re-applying for REIT status.

   Through 1999, IndyMac Operating was not a qualified REIT subsidiary and was not consolidated with IndyMac for either tax or financial reporting purposes. IndyMac Operating's earnings, unlike IndyMac's own "stand-alone" earnings, have always been subject to applicable federal and state income taxes. As a result of IndyMac's purchase in January of 2000, of the common stock of IndyMac Operating not previously owned by it, IndyMac Operating became a wholly-owned subsidiary of IndyMac and will be consolidated with IndyMac from that date forward for tax and financial reporting purposes.

   Following termination of IndyMac's status as a REIT, dividends paid by IndyMac will generally become eligible for protection under the dividends-received deduction in the hands of its corporate shareholders. As a possible exception to this general principle, in the course of the year 2000, IndyMac may elect to designate a portion of the dividends paid by it as so-called "spillover dividends" (dividends that are attributable to its operations as a REIT in 1999). Any such dividends would not qualify for the corporate dividends received deduction.

   California Tax. As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, IndyMac will be subject to California franchise tax at the rate applicable to "financial corporations." The applicable tax rate is the rate on general corporations (currently 8.84%) plus 2%, for a total of 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year average loss experience method.

  Competition

   In its B2B operations, the Company competes with mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. Mortgage-backed securities issued through the Company's B2B operations face competition from other investment opportunities available to prospective investors.

   The GSEs have made and will continue to make significant technological and economic advances to broaden their customer bases. There has been much debate and discussion in Congress and in the news media as to the proper role of these agencies. When the GSEs contract or expand, there are both positive and negative impacts on the Company's business to business lending operations. The Company seeks to address these competitive pressures by making a strong effort to maximize its use of technology, by diversifying into other lines of business that are less affected by GSEs and by operating in a more cost-effective manner compared to its competitors, but there can be no assurance that these efforts will be successful.

   Prior to December of 1999, FNMA and FHLMC were not permitted to purchase mortgage loans with original principal balances above $240 thousand. This was increased to $252.7 thousand during December of 1999, representing the third increase in three years. If this dollar limitation continues to increase, FNMA and FHLMC may be able to purchase a greater percentage of the loans in the secondary market than they currently acquire, and the Company's ability to maintain or increase its current loan acquisition levels could be adversely affected.

   LoanWorks/LoanTown's and LoanWorks Servicing's primary competition is from banks and other financial institutions and mortgage companies. The Company seeks to compete with these various finance and mortgage companies and financial institutions through an emphasis on quality of service, diversified products and maximum use of technology.

   WLCA, CLCA and IndyMac CLD face competition from banks and other financial institutions. Many of these institutions have significantly greater financial resources and a lower cost of funds than the Company. The Company seeks to compete with these institutions through an emphasis on quality of service and diversified products.

   The Company plans to continue to compete more effectively in 2000 and thereafter by (1) Web links to other sites and Web marketing, with the idea of being "a store in the mall," not a Web portal site, (2) development of a Web-based program for real estate professionals to build deeper roots in the purchase mortgage market, (3) converting to a fully taxable entity so that cumulative earnings can be reinvested in its business, (4) acquiring SGVB to improve access to various capital and borrowing facilities at a lower cost of funds, and (5) increasing the existing deposit base of SGVB over the next several years to between 30 and 50 percent of IndyMac's total liabilities, through Internet banking and a centralized telemarketing operation.

  Relationships with Countrywide Entities

   IndyMac and CCR are each publicly traded companies whose shares of common stock are listed on the New York Stock Exchange. CCR directly or indirectly owned approximately 4.1% of the outstanding common stock of IndyMac at December 31, 1999. CHL, a wholly owned subsidiary of CCR, owned all of the outstanding voting common stock and 1% of the economic interest of IndyMac Operating through the year ended December 31, 1999. In addition, two directors and officers of IndyMac and two directors of IndyMac Operating also serve as directors and/or officers of CCR and/or CHL. See "Part III, Item 13. Certain Relationships and Related Transactions." IndyMac owns all of the outstanding non-voting preferred stock and a 99% economic interest in IndyMac Operating, and in January of 2000 acquired all of the outstanding voting common stock of IndyMac Operating from CHL. Prior to July 1, 1997, Countrywide Asset Management Corporation, a wholly owned subsidiary of CCR ("CAMC"), managed IndyMac.

   On July 1, 1997, IndyMac and CCR completed a transaction whereby IndyMac acquired all of the outstanding stock of its manager, CAMC, from CCR in exchange for 3,440,860 new shares of common stock of IndyMac. The transaction was approved in January 1997 by a special committee consisting of the independent directors of IndyMac, by the full Board of Directors of IndyMac, and by the full Board of Directors of CCR. The transaction was then approved by the IndyMac shareholders at their Annual Meeting held on June 24, 1997. Following consummation of the transaction, CAMC was merged into IndyMac ("Merger"), and IndyMac became self-managed. See "Part III, Item 13. Certain Relationships and Related Transactions."

   See "Part III, Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," Subsequent Events, for a discussion of IndyMac's reacquisition of all of the outstanding voting common stock held by CHL.

  Employees

   As of December 31, 1999, IndyMac had 192 employees and IndyMac Operating had 814 employees. IndyMac believes that both it and IndyMac Operating have good relations with their employees.

ITEM 2. PROPERTIES

   The primary executive and administrative offices of the Company and its subsidiaries are located at 155 North Lake Avenue, Pasadena, California, and consist of approximately 188,000 square feet. The principal lease relating to this space expires in 2010. IndyMac Operating also maintains 7,500 square feet of office space in Mount Laurel, NJ. The primary lease associated with that space expires in 2002. LoanWorks occupies approximately 46,000 square feet of space in Irvine, CA. The principal lease related to that space expires in 2004. LoanWorks Servicing occupies 29,000 square feet of space in Kalamazoo, MI. The principal lease related to that space expires in 2003. IndyMac MHD has closed all of its offices. This included the San Diego, CA, office that closed in November of 1999 and its Atlanta, GA, office that closed in July of 1999. IndyMac MHD sold its offices in Vancouver, WA, and Carmel, IN, in June of 1999 and sold its office in Milwaukie, OR, in October of 1999. IndyMac HID closed its Atlanta, GA, office in May of 1999.

ITEM 3. LEGAL PROCEEDINGS

   IndyMac has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At a special meeting of IndyMac's shareholders held on December 14, 1999, the shareholders voted on the following resolutions:

  .  termination of IndyMac's status as a REIT effective January 1, 2000,

  .  approval of the acquisition of SGV Bancorp, Inc.,

  . change of IndyMac's name to IndyMac Bancorp, Inc. (contingent upon completion of the acquisition of SGVB)

  .  deletion of Article VI of IndyMac's Certificate of Incorporation, and

  .  deletion of Article VII of IndyMac's Certificate of Incorporation.

   The votes cast with respect to the above resolutions were as follows:

                                                 In Favor   Against  Abstaining
                                                ---------- --------- ----------
   Terminate REIT status......................  46,692,610 2,385,511  393,323
   Acquire SGV Bancorp, Inc...................  46,835,493 2,258,227  377,724
   Change name to IndyMac Bancorp, Inc........  46,882,610 2,197,703  391,131
   Delete Article VI of IndyMac's Certificate
    of Incorporation..........................  46,714,767 2,232,045  524,632
   Delete Article VII of IndyMac's Certificate
    of Incorporation..........................  46,713,462 2,237,113  520,869

                                    PART II

ITEM 5. MARKET FOR INDYMAC'S STOCK AND RELATED SECURITY HOLDER MATTERS

   IndyMac's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NDE."

   The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of common stock for the years ended December 31, 1999 and 1998 and the cash dividends per share declared for each of the periods indicated.

                                                                   Dividends
                                  1999              1998           Declared
                            ----------------- ---------------- -----------------
                            High ($) Low ($)  High ($) Low ($) 1999 ($) 1998 ($)
                            -------- -------- -------- ------- -------- --------
First Quarter.............. 12 5/16   9 13/16 27 3/16  23      0.38       0.50
Second Quarter............. 17 7/16  10 5/8   26 1/8   21 1/2  0.38       0.53
Third Quarter.............. 16 9/16  12 15/16 24       17 3/8  0.60/1/    0.38
Fourth Quarter............. 15       10       20 1/4    7 3/8  0.00/1/    0.38

   As of March 15, 2000, 73,749,721 shares of IndyMac's common stock were held by 4,358 shareholders of record.


--------
(1) The $0.60 cash dividend declared during the third quarter of 1999 was the Company's final REIT dividend due to its conversion to a fully taxable entity effective January of 2000. Payment of future dividends is subject to declaration by the Company's Board of Directors. However, in December 1999 the Board of Directors of IndyMac adopted a policy of not paying cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                        Years Ended December 31,
                         ---------------------------------------------------------
                            1999        1998        1997       1996        1995
                         ----------  ----------  ---------- ----------  ----------
                                 (In thousands, except per share data)
Operating Results for
 the Year
  Interest income....... $  346,614  $  528,825  $  360,901 $  242,303  $  180,465
  Interest expense......    185,623     355,359     242,372    159,365     131,910
                         ----------  ----------  ---------- ----------  ----------
    Net interest income
     before provision
     for loan losses....    160,991     173,466     118,529     82,938      48,555
  Provision for loan
   losses...............     16,446      35,892      18,622     12,991       4,037
  Equity in earnings
   (loss) of
   IndyMac, Inc.........      2,109     (58,232)     18,414     19,533      13,801
  Net gain (loss) on
   sale of securities...        (69)    (16,206)      2,205       (906)       (591)
  Other income (loss),
   net..................      3,944         (60)      6,110      3,376       2,018
                         ----------  ----------  ---------- ----------  ----------
    Net revenues........    150,529      63,076     126,636     91,950      59,746
  Salaries, general and
   administrative.......     34,600      29,286      21,935     14,202       4,213
  Management fees to
   affiliate............        --          --        4,406      8,761       5,522
  Buy-out of management
   contract.............        --          --       76,000        --          --
                         ----------  ----------  ---------- ----------  ----------
    Total expenses......     34,600      29,286     102,341     22,963       9,735
                         ----------  ----------  ---------- ----------  ----------
  Net earnings..........    115,929  $   33,790  $   24,295 $   68,987  $   50,011
                                     ==========  ========== ==========  ==========
  Pro forma provision
   for income taxes(1)..     48,373
                         ----------
  Pro forma net
   earnings............. $   67,556
                         ==========
Per Share Data
  Pro forma basic
   earnings per
   share(1)............. $     0.87
  Pro forma diluted
   earnings per
   share(1).............       0.86
  Dividends declared per
   share................ $     1.36  $     1.79  $     1.79 $     1.52  $     1.25
  Book value per share
   at December 31.......      11.02       11.01       11.11       9.53        8.55
Average Common Shares
  Basic.................     77,596      69,983      56,125     45,644      39,903
  Diluted...............     78,290      70,092      56,454     45,806      39,941
Shares Outstanding at
 December 31............     75,077      74,694      63,352     50,200      42,414
Balance Sheet Data at
 December 31
  Loans held for sale,
   net.................. $  615,243  $1,555,656  $1,458,271 $  657,208  $  409,584
  Loans held for
   investment, net......  2,339,125   2,559,672   3,290,311  1,948,291   1,744,611
  Mortgage securities...    471,231     235,032     558,445    231,780     124,975
  Collateral for
   collateralized
   mortgage
   obligations..........     88,973     162,726     245,474    289,054     184,111
  Total assets..........  3,726,522   4,851,152   5,849,110  3,356,059   2,643,360
  Short-term
   borrowings...........  2,721,350   3,785,549   4,826,656  2,531,509   2,037,834
  Collateralized
   mortgage
   obligations..........     82,434     140,810     221,154    264,080     164,760
  Senior unsecured
   notes................     60,189      60,031      59,888     59,759      59,649
  Shareholders' equity..    827,530     822,103     703,894    478,424     362,731

--------
(1) Pro forma provision for income taxes give effect to the change in the Company's structure to a fully taxable entity effective January 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

   IndyMac Mortgage Holdings, Inc. ("IndyMac"), was incorporated in Maryland in July 1985 and reincorporated in Delaware in March 1987. References to "IndyMac" mean either the parent company alone or the parent company and the entities consolidated with it for financial reporting purposes, while references to the "Company" mean the parent company, its consolidated subsidiaries and IndyMac's affiliate, IndyMac, Inc. ("IndyMac Operating") and its consolidated subsidiaries, which were not consolidated with IndyMac for financial reporting or tax purposes prior to January 2000. The Company conducts a diversified mortgage banking and servicing business, offers construction and warehouse lending products, and manages a loan and mortgage securities investment portfolio.

   Through December 31, 1999, IndyMac elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, IndyMac has not, with certain limited exceptions, been taxed at the corporate level on the net income distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January 2000. This taxable structure will support the Company's lending and securitization businesses with a more stable and diverse funding base and increase the Company's growth through reinvestment of its retained earnings. See "Part III, Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K--Subsequent Events," for further discussion.

   In accordance with Securities and Exchange Commission Staff Accounting Bulletin 55, ("the regulation"), historical net income for 1999 has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation. Pro forma earnings per share are similarly presented for the year ended December 31, 1999, reflecting the pro forma effect to the change in the Company's taxable structure to a fully taxable entity effective in January of 2000. Pro forma basic earnings per share are computed by dividing pro forma income available to common shareholders by the weighted average number of common shares outstanding. Pro forma diluted earnings per share takes into consideration common shares outstanding and potentially dilutive common shares, such as stock options. In accordance with the regulation, historical net income per share is not presented, as it is not meaningful based upon the Company's conversion from a non-taxable REIT to a fully taxable entity effective January 2000.

   In July 1999, IndyMac announced that it had signed a definitive agreement to acquire SGV Bancorp, Inc. ("SGVB"), the holding company for First Federal Savings and Loan Association of San Gabriel Valley (the "Bank"). SGVB is a Southern California-based savings and loan holding company whose federally chartered savings and loan subsidiary had nine branches, $358.2 million in deposits, and 27,000 customer accounts as of December 31, 1999. The shareholders of IndyMac and SGVB approved the acquisition on December 14, 1999. IndyMac will acquire SGVB in a cash purchase transaction for $25.00 per share for all of the SGVB shares outstanding and subject to option as of the date of purchase. This price is subject to adjustment in the event of changes in the value of certain assets and liabilities of SGVB. The acquisition is subject to Office of Thrift Supervision ("OTS") approval. SGVB will remain an intermediate holding company in the IndyMac structure, continuing to hold all of the outstanding stock of the Bank.

 Mortgage Banking Operations

  General

   The Company's mortgage banking operations include (1) Consumer Business-to-Business ("B2B"), formerly referred to as IndyMac's third party lending division, which purchases loans from mortgage brokers and mortgage bankers through the use of its proprietary Internet-based underwriting and risk-based pricing system, e-MITS/1/ (electronic-Mortgage Information and Transaction System), and (2) LoanWorks/2/ and LoanTown/3/, which facilitate the direct origination of a variety of residential loans for consumers. The mortgage banking segment finances the origination of mortgage loans by mortgage bankers and brokers. The Company originates and purchases conforming, non-conforming and jumbo residential, subprime, mortgage-backed securities and other mortgage-related assets. The Company also originated manufactured housing and home improvement loans through 1999, at which time these businesses were de-emphasized. The Company services for investors many of the loans it originates and purchases and subsequently sells, along with loans for which it has purchased the servicing rights. The Company's principal sources of income from its B2B operations are gains recognized on the sale or securitization of mortgage loans, the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization, and primary and master servicing fee income.

   Through December 31, 1999, all loans originated or purchased by IndyMac, for which a real estate mortgage investment conduit ("REMIC") transaction or whole loan sale is contemplated, were committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac pursuant to a Master Forward Commitment and Services Agreement. IndyMac Operating does not purchase any loans from entities other than IndyMac. In connection with the conversion of IndyMac from a REIT to a fully taxable entity, and the related acquisition of the voting common stock of IndyMac Operating by IndyMac in January 2000, the Master Forward Commitment and Services Agreement was terminated. All loans originated or purchased by IndyMac for which a REMIC or whole loan sale is contemplated continue to be sold to IndyMac Operating from time to time. However, since IndyMac Operating is now a wholly owned subsidiary of IndyMac, no specific commitments with respect to the transfer of these loans exist and no intercompany fees are paid in connection with the transfer of these loans.

  B2B and LoanWorks/LoanTown

   B2B funded $5.2 billion of prime and subprime loans during the year ended December 31, 1999, compared with $11.3 billion during the year ended December 31, 1998. The decline in production was primarily due to the effect of increasing mortgage interest rates on loan demand since the beginning of 1999. B2B's loan production was financed using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $6.2 billion of prime and subprime loans during the year ended December 31, 1999, compared with $11.7 billion of sales during the year ended December 31, 1998. Loans funded through e-MITS during 1999 totaled $2.3 billion, representing 44% of IndyMac's B2B prime and subprime mortgage production for the year, up from $555.0 million or 5% of production during the year ended December 31, 1998.

   LoanWorks/LoanTown funded $585.9 million of mortgage loans during the year ended December 31, 1999, an increase of 19% compared to $491.5 million of loans during the year ended December 31, 1998.

  Servicing

   At December 31, 1999 and 1998, IndyMac Operating's master servicing portfolio had aggregate outstanding principal balances of $16.1 billion and $17.0 billion, respectively, with weighted average coupons of 8.2% and 8.3%, respectively. LoanWorks Servicing's portfolio at December 31, 1999 and 1998 was $10.1 billion and $10.5 billion, respectively, with a weighted average coupon of 8.6% as of December 31, 1999 and 8.3% as of December 31, 1998.
--------
(1) Registered in U.S. Patent and Trademark Office. Patent pending.
(2) Registered in U.S. Patent and Trademark Office.
(3) Registered in U.S. Patent and Trademark Office.

 Construction and Warehouse Lending Operations

  General

   The Company conducts its construction and warehouse lending activities through (1) IndyMac Construction Lending Division ("IndyMac CLD"), which facilitates the purchase of a variety of residential construction, land and lot loans through its B2B customers ("sellers") and LoanWorks/LoanTown, (2) Construction Lending Corporation of America ("CLCA"), which offers a variety of residential construction, land and lot loan programs for builders and developers, and (3) warehouse lending activities through Warehouse Lending Corporation of America ("WLCA"), which provides various types of short-term revolving financing to small-to-medium size mortgage loan originators.

  Construction Lending

   At December 31, 1999, CLCA had commitments to fund builder construction loans of $1.3 billion compared to commitments of $1.9 billion at December 31, 1998. At December 31, 1999, IndyMac CLD had commitments to fund consumer construction loans of $609.2 million compared to commitments of $797.7 million at December 31, 1998.

  Warehouse Lending

   At December 31, 1999, IndyMac had extended commitments to make warehouse and related lines of credit in an aggregate amount of $985.5 million, compared to commitments of $1.1 billion at December 31, 1998.

 Investment Portfolio

   The Company invests in residential loans, mortgage servicing rights, and mortgage securities either retained in connection with the issuance of mortgage-backed securities or purchased from third parties on a long-term basis. The Company's principal source of income from these investments is the net spread between interest earned on residential loans held for investment and on mortgage securities and the interest cost associated with the borrowings used to finance such assets, service fee income, and net gain on sale of mortgage securities.

 Operations Following Acquisition of SGVB

   IndyMac anticipates that its acquisition of SGVB will be completed in May of 2000. In connection with the acquisition, IndyMac Operating will be merged into SGVB and substantially all of the assets, liabilities and operations of IndyMac and IndyMac Operating, including the operations of LoanWorks/LoanTown, CLCA, WLCA, IndyMac CLD and B2B, will be transferred to the Bank.

   Following the acquisition of SGVB, IndyMac will generally continue to operate and develop its existing mortgage and consumer lending businesses, and to institute new lending strategies and programs as the mortgage and consumer lending markets evolve. IndyMac expects that the most significant change from its current operations will be the expansion of its funding sources to include the federally insured deposit markets through deposit products offered by the Bank and, to the extent circumstances warrant, advances to the Bank from the Federal Home Loan Bank ("FHLB") of San Francisco. In addition to continuing to obtain deposits in California through the Bank's existing branch network, IndyMac expects to market deposits nationally through the Internet. IndyMac anticipates that the availability of these new funding sources will reduce its reliance on the capital markets for its funding requirements, and will therefore make IndyMac less vulnerable to future adverse changes in the capital markets.

FINANCIAL CONDITION

   Loans Held for Sale, Net: The Company's $658.8 million portfolio of loans held for sale, net, at December 31, 1999 consisted of $543.9 million and $114.9 million of prime and subprime products, respectively. The Company's $1.8 billion of loans held for sale, net, portfolio balance at December 31, 1998 consisted of $1.1 billion, $164.3 million, $243.2 million, and $278.3 million of prime, subprime, manufactured housing, and home improvement loans, respectively. The overall 62.7% decrease in the loans held for sale, net, from December 31, 1998 to December 31, 1999 was primarily due to the following two factors:

  . Loan production decreased due to overall lower demand in the market caused by the increase in interest rates during 1999, and

  . At September 30, 1999, the Company transferred its $91.6 million outstanding balance of manufactured housing loans held for sale and its $223.2 million balance of home improvement loans held for sale to its held for investment portfolio.

   Mortgage Loans Held For Investment, Net: The $869.2 million portfolio of mortgage loans held for investment, net, at December 31, 1999 included $906.0 million in outstanding principal, net of $36.8 million in net discounts, deferred fees, and loan loss reserves. The $906.0 million in outstanding principal balances consisted of $248.5 million of varying types of adjustable-rate products which contractually reprice in monthly, semi-annual or annual periods; $220.4 million of loans which have a fixed interest rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that reprice annually and $437.0 million of fixed-rate loans. The weighted average coupon of the mortgage loans included in loans held for investment, net, was 8.4% at both December 31, 1999 and 1998.

   The average balance of mortgage loans held for investment was $643.2 million for the year ended December 31, 1999, compared to the average balance of $1.4 billion for the year ended December 31, 1998. In response to the fourth quarter 1998 market disruption, the Company was informally advised by its lenders, particularly investment banks and repurchase lenders, that restrictions would be imposed on the amounts, terms and operating conditions under which uncommitted advances would be made. In response to these conditions, the Company reduced its assets and borrowings requirements under uncommitted lines of credit and sold to third parties through IndyMac Operating $443.6 million of whole loans from its held for investment portfolio at net book value, thereby increasing liquidity.

   The Company finances its loans held for investment with loans and securities sold with equity capital, borrowings under agreements to repurchase and other credit facilities that reprice at intervals ranging from overnight to one month.

   Residential Construction: At December 31, 1999, CLCA had outstanding balances of $692.2 million, compared to outstanding balances of $731.0 million at December 31, 1998. At December 31, 1999, IndyMac CLD had outstanding balances of $396.4 million compared to outstanding balances of $508.7 million at December 31, 1998. Included in consumer construction loans were $28.2 million of manufactured housing loans at December 31, 1998. There were no manufactured housing loans included in consumer construction loans at December 31, 1999.

   CLCA's outstanding balances of $692.2 million and $731.0 million at December 31, 1999 and 1998, respectively, included $688.3 million and $3.9 million of builder and consumer products at December 31, 1999 and $728.8 million and $2.2 million at December 31, 1998, respectively. IndyMac CLD's outstanding balances of $396.4 million and $508.7 million at December 31, 1999 and December 31, 1998, respectively, included $44.2 million and $352.2 million of builder and consumer products at December 31, 1999, respectively, and $70.9 million and $437.8 million at December 31, 1998, respectively.

   Warehouse Lending: At December 31, 1999, IndyMac had revolving warehouse lines of credit totaling $241.1 million outstanding, compared to the $443.9 million that was outstanding at December 31, 1998. The decrease in the outstanding balances resulted primarily from lower production volumes and a significant reduction in the average length of time that customer borrowings remain outstanding.

   Mortgage and Treasury Securities Available for Sale: At December 31, 1999 and 1998, the fair value of the Company's mortgage and treasury securities portfolio totaled $650.6 million and $935.4 million, respectively. The balances consisted of the following types of securities:

                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   AAA rated interest-only securities.......................  $341,447 $335,189
   U.S. Treasuries..........................................       --   302,313
   Agency and principal only securities.....................   144,362   43,115
   AAA rated senior securities..............................    46,871    6,621
   Other investment grade securities........................    43,969  113,215
                                                              -------- --------
     Total investment grade securities......................   576,649  800,453
                                                              -------- --------
   Non-investment grade residual securities.................    42,784   65,989
   Other non-investment grade securities....................    31,153   68,997
                                                              -------- --------
     Total non-investment grade securities..................    73,937  134,986
                                                              -------- --------
     Total mortgage securities..............................  $650,586 $935,439
                                                              ======== ========

   The Company evaluates the carrying value of its AAA rated interest-only securities and residual securities monthly by discounting estimated net future cash flows. Estimated net future cash flows are based on assumptions related to prepayment speeds and expected credit losses on these securities. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity.

   The non-investment grade residual securities are retained primarily from Asset Backed Securitizations with subprime and manufactured housing loans as collateral. The other non-investment grade securities are retained primarily from REMIC securitizations with prime collateral.

   A rollforward of the AAA rated interest-only securities and residual securities for the years ended December 31, 1999 and 1998 follows:

                                                               1999      1998
                                                             --------  --------
                                                                (Dollars in
                                                                thousands)
   AAA rated interest-only securities
   Beginning balance........................................ $335,189  $340,807
   Retained investments from securitizations................       18   199,207
   Purchases................................................      --     42,336
   Amortization.............................................  (74,682)  (87,773)
   Deferred hedging costs...................................   42,006       --
   Valuation gains (losses).................................   38,916  (159,388)
                                                             --------  --------
   Ending Balance........................................... $341,447  $335,189
                                                             ========  ========
   Residual securities
   Beginning balance........................................ $ 65,989  $ 40,095
   Retained investments from securitizations................    5,544    61,694
   Amortization.............................................  (23,915)  (17,933)
   Valuation losses.........................................   (4,834)  (17,867)
                                                             --------  --------
   Ending balance........................................... $ 42,784  $ 65,989
                                                             ========  ========

   The assumptions used to value these securities at December 31, 1999 and 1998 follow:

                                       Actual                  Valuation Assumptions
                         ----------------------------------- --------------------------
                                                      Wtd.                       Annual
                           Book   Collateral  Strip   Avg.   Prepayment Discount  Loss
                          Value     Balance   Rate  Multiple   Speeds    Yield    Rate
                         -------- ----------- ----- -------- ---------- -------- ------
                                             (Dollars in thousands)
December 31, 1999
AAA rated interest-only
 securities............. $341,447 $11,019,669  0.9%   3.37      12.7%     12.7%    NA
Residual securities
  Prime residual
   securities...........    8,524     294,189  1.5%   2.65      30.0%     20.0%   0.4%
  Subprime residual
   securities...........   31,579     890,281  2.6%   2.52      35.1%     20.0%   1.2%
  Manufactured housing
   securities...........    2,681     402,071  2.5%   0.97       208      20.0%   1.8%
                         -------- -----------  ---    ----                ----    ---
Total residual
 securities............. $ 42,784 $ 1,586,541  2.6%   2.00                20.0%   1.2%
                         ======== ===========  ===    ====                ====    ===
December 31, 1998
AAA rated interest-only
 securities............. $335,189 $15,015,408  0.9%   2.55      32.5%     12.0%    NA
Residual securities
  Prime residual
   securities...........    7,907     161,513  1.5%   3.35      25.0%     15.0%   0.3%
  Subprime residual
   securities...........   44,911   1,100,604  2.9%   1.40      30.1%     20.0%   1.6%
  Manufactured housing
   securities...........   13,171     479,510  1.4%   1.93       200      15.0%   1.9%
                         -------- -----------  ---    ----                ----    ---
Total residual
 securities............. $ 65,989 $ 1,741,627  2.4%   1.60                18.2%   1.6%
                         ======== ===========  ===    ====                ====    ===

   The Company's actual prepayment rate on its AAA rated interest-only securities was 12.9% for the month of December 1999. The actual annual loss rate on the Company's residual securities was 0.30% as of December 31, 1999. Actual cash flow generated from AAA rated interest-only securities and residual securities totaled $148.4 million and $134.1 million during the years ended December 31, 1999, and 1998, respectively.

   The Company had $46.9 million and $6.6 million of AAA rated senior securities at December 31, 1999 and 1998, respectively. Also included in mortgage securities are $75.1 million and $182.2 million of other investment and non-investment grade securities at December 31, 1999 and 1998, respectively. Fair value is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity.

   Investment and non-investment grade securities by credit rating for non-AAA rated securities (excluding residual securities) at December 31, 1999 and 1998 follows:

                                                  Premium
                                        Current  (Discount)
                                          Face    To Face   Amortized   Fair
                                         Value     Value      Cost     Value
                                        -------- ---------  --------- --------
                                               (Dollars in thousands)
   December 31, 1999
   AA.................................. $    208 $      8   $    216  $    206
   A...................................    2,690     (117)     2,573     2,407
   BBB.................................   46,767   (4,464)    42,303    41,356
                                        -------- --------   --------  --------
     Total investment grade............   49,665   (4,573)    45,092    43,969
   BB..................................   43,987   (9,486)    34,501    28,365
   B...................................    1,934     (808)     1,126     1,102
   NR..................................    9,209   (8,531)       678     1,686
                                        -------- --------   --------  --------
     Total non-investment grade........   55,130  (18,825)    36,305    31,153
                                        -------- --------   --------  --------
     Total investment and non-
      investment grade MBS............. $104,795 $(23,398)  $ 81,397  $ 75,122
                                        ======== ========   ========  ========
   December 31, 1998
   AA.................................. $  6,681 $    (33)  $  6,648  $  6,728
   A...................................   41,105   (1,103)    40,002    40,789
   BBB.................................   68,236   (5,620)    62,616    65,698
                                        -------- --------   --------  --------
     Total investment grade............  116,022   (6,756)   109,266   113,215
   BB..................................   62,121  (12,421)    49,700    50,467
   B...................................   21,133   (9,000)    12,133    15,284
   NR..................................   19,512  (15,186)     4,326     3,246
                                        -------- --------   --------  --------
     Total non-investment grade........  102,766  (36,607)    66,159    68,997
                                        -------- --------   --------  --------
     Total investment and non-
      investment grade MBS............. $218,788 $(43,363)  $175,425  $182,212
                                        ======== ========   ========  ========

   A rollforward of the investment and non-investment grade securities for the years ended December 31, 1999 and 1998 follows:

                                                              1999       1998
                                                            ---------  --------
                                                               (Dollars in
                                                                thousands)
   Beginning balance....................................... $ 182,212  $165,322
   Retained investments from securitizations...............     1,997    39,042
   Purchases...............................................    23,293    83,885
   Sales...................................................  (112,013)  (81,899)
   Principal paydowns......................................   (13,589)  (19,078)
   Amortization............................................     6,281     5,060
   Valuation...............................................   (13,059)  (10,120)
                                                            ---------  --------
   Ending balance.......................................... $  75,122  $182,212
                                                            =========  ========

   Mortgage Servicing Rights: At December 31, 1999 and 1998, the Company's mortgage servicing rights balance totaled $140.3 million and $127.2 million, respectively. The increase in the mortgage servicing rights balance was primarily due to additions of $37.8 million and a recovery of impairment charges of $7.6 million. These were partially offset by amortization and deferred hedging gains totaling $32.3 million.

   Collateralized Mortgage Obligations ("CMO's"): At December 31, 1999 and 1998, the Company's CMO's balance totaled $82.4 million and $140.8 million, respectively, and the corresponding balance of collateral for CMO's totaled $89.0 million and $162.7 million at December 31, 1999 and 1998, respectively. The decrease in the CMO's balance and related collateral was due to principal repayments on the underlying loan balances. Additionally, collateral totaling $15.6 million was retired during 1999 in conjunction with the payoff of certain trusts.

   Borrowings: At December 31, 1999 and 1998, the Company's balance of loans and securities sold under committed agreements to repurchase totaled $2.2 billion and $3.6 billion, respectively. The balance of syndicated bank lines and commercial paper conduit totaled $792.5 million and $932.4 million at December 31, 1999 and 1998, respectively. The overall $1.5 billion decrease in these borrowings was primarily due to the decrease in financed assets described above. The Company is continuing to pursue strategic alternatives to manage its liabilities, with an emphasis on procuring committed financing, and longer-term facilities where advances are not subject to fluctuations in the fair values of underlying collateral. It is anticipated that the acquisition of SGVB will enhance the stability of the Company's liquidity and capital resources by providing access to the federally insured deposits market and to FHLB borrowings.

  Asset Quality

   A summary of the Company's non-performing loans as of December 31, 1999 and 1998 follows:

                                                       December 31,
                                           ------------------------------------
                                                  1999              1998
                                           ------------------ -----------------
                                                      % of              % of
                                            Amount  Portfolio Amount  Portfolio
                                           -------- --------- ------- ---------
                                                  (Dollars in thousands)
Non-performing Loans/4/
  Single Family Residential ("SFR")
   Mortgage Loans......................... $ 58,359   4.76%   $58,326   3.05%
  Builder Construction and Income Property
   Loans..................................   23,885   2.76%    16,253   1.64%
  Consumer Construction Loans.............    2,906   0.80%     9,504   2.01%
  Revolving Warehouse Lines of Credit.....    5,731   2.35%     9,806   2.19%
  Manufactured Housing Loans..............    7,396   6.72%     3,599   1.33%
  Home Improvement Loans..................    5,890   2.71%     2,222   0.79%
                                           --------   ----    -------   ----
  Totals.................................. $104,167   3.41%   $99,710   2.28%
                                           ========   ====    =======   ====

--------
(4) Non-performing loans are loans delinquent 90 days or more plus loans identified through individual analysis for cessation of interest accruals.

   SFR Mortgage Loans: The balance of non-performing loans for SFR mortgage loans was comparable at December 31, 1999 and 1998 at $58.4 million and $58.3 million, respectively. Non-performing loans as a percent of the portfolio increased 171 basis points to 4.76% at December 31, 1999 from 3.05% at December 31, 1998, primarily due to the decrease in the Company's mortgage loan portfolio during 1999.

   Builder Construction and Income Property Loans: Non-performing loans increased $7.6 million to $23.9 million at December 31, 1999 compared to $16.3 million at December 31, 1998. The increase in non-performing loans was primarily the result of the addition of two loans, offset by collections on non-performing loans as of December 31, 1998. Non-performing loans as a percent of the portfolio book value increased 112 basis points to 2.76% at December 31, 1999 compared to 1.64% at December 31, 1998 as a result of the increase in the non-performing loans balance.

   Consumer Construction: Non-performing loans decreased $6.6 million to $2.9 million at December 31, 1999 compared to $9.5 million at December 31, 1998 due to intense delinquency management resulting in significant improvements in collections. As a result of the decrease in the non-performing loans balance, the percent of non-performing loans to the portfolio book value decreased from 2.01% at December 31, 1998 to 0.80% at December 31, 1999.

   Revolving Warehouse Lines of Credit: Non-performing loans decreased $4.1 million to $5.7 million at December 31, 1999 compared to $9.8 million at December 31, 1998 due to the enhancement of operating controls. Although the balance of non-performing loans decreased during 1999, non-performing loans as a percent of the portfolio book value increased 16 basis points to 2.35% at December 31, 1999 compared to 2.19% at December 31, 1998. This was a result of the decrease in WLCA's outstanding balances to $241.1 million at December 31, 1999 from $443.9 million at December 31, 1998.

   Manufactured Housing Loans: Non-performing loans increased $3.8 million to $7.4 million at December 31, 1999 compared to $3.6 million at December 31, 1998. Over the past few years, the manufactured housing industry has experienced a sharp downward spiral resulting in a significant increase in non-performing loans and, ultimately, the Company's decision during the second quarter of 1999 to de-emphasize this line of business and discontinue the purchase of loans from the dealer channel. During the third quarter of 1999, the Company centralized its loss mitigation efforts and formulated a comprehensive collections strategy.

   Home Improvement Loans: Non-performing loans increased $3.7 million to $5.9 million at December 31, 1999 compared to $2.2 million at December 31, 1998. Due to management's efforts at improving the effectiveness and efficiency of collections through centralization of loss mitigation, the Company has experienced stabilization of total delinquencies in this portfolio since April of 1999.

   Allowance for Loan Losses: The Company's allowance for loan losses totaled $53.9 million at December 31, 1999, or 1.77% of the book value of loans, compared to $51.1 million at December 31, 1998, or 1.17% of the book value of loans. The allowance for loan losses was increased through the provision for loan losses during the year ended December 31, 1999 to maintain the allowance at prudent levels given the composition of the loan portfolio and management's assessment of the level of losses inherent in the Company's loan portfolio at December 31, 1999. Net charge-offs totaled $14.7 million during the year ended December 31, 1999, compared to $12.5 million during the year ended December 31, 1998.

   Real Estate Acquired in Settlement of Loans (REO): At December 31, 1999 and 1998, the Company's REO balance totaled $22.3 million and $7.6 million, respectively (included in other assets in the consolidated balance sheets). The Company recognized a total of $354 thousand in net gains on sale of REO during the year ended December 31, 1999, and a mark to market loss of $845 thousand during the year ended December 31, 1999. The Company records REO at its estimated net realizable value, and does not expect to incur any material adjustments to its valuation of REO subsequent to December 31, 1999.

   REO consisted of the following:

                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
                                                                  (Dollars in
                                                                   thousands)
   SFR mortgage loans........................................... $ 7,389 $4,003
   Builder construction and income property loans...............  11,107  1,952
   Consumer construction loans..................................   1,182    --
   Manufactured housing loans...................................   2,645  1,645
                                                                 ------- ------
                                                                 $22,323 $7,600
                                                                 ======= ======

RESULTS OF OPERATIONS: 1999 COMPARED TO 1998

   Net Earnings: IndyMac's net earnings before pro forma provision for income taxes were $115.9 million in 1999, compared to $33.8 million in 1998. The $82.1 million increase in net earnings before pro forma provision for income taxes was primarily due to an increase in equity in earnings of IndyMac, Inc. of $60.3 million and a $16.1 million decrease in loss on sale of securities, net.

   Interest Income: Total interest income was $346.6 million for 1999 and $528.8 million for 1998. The decrease in interest income of $182.2 million was primarily the result of a decrease in average interest earning assets of $2.5 billion, partially offset by an increase in yield of 62 basis points. The decrease in average interest earning assets during 1999 compared to 1998 was primarily due to the Company's efforts to reduce asset size to increase liquidity and reduce borrowings in response to the market liquidity crisis in the fourth quarter of 1998, and a decrease in loan production resulting from the increase in interest rates during 1999. The increase in yield was due to the rising interest rate environment prevailing during 1999 along with the impact of higher impairment losses recognized during 1998 over 1999.

 Loans held for sale, net

     Interest income on loans held for sale decreased $85.0 million to $92.3 million during 1999, from $177.3 million during 1998. This decrease was primarily the result of a decrease in the average balance of such loans to $1.1 billion during 1999, from $2.1 billion during 1998. The decrease in the average balance year over year was due to a decrease in loan production resulting from the increase in interest rates during 1999. This reduction was partially offset by an increase in the effective yield to 8.8% from 8.3%.

 Mortgage loans held for investment, net

     Interest income on mortgage loans held for investment decreased $48.7 million to $53.1 million during 1999, from $101.9 million during 1998. This decrease was primarily the result of a decrease in the average balance of such loans to $643.2 million during 1999, from $1.4 billion during 1998. This decrease was primarily due to lower production resulting from the increase in interest rates during 1999. This reduction was partially offset by an increase in the effective yield to 8.3% from 7.3%.

 Residential construction loans

     Interest income on residential construction loans totaled $116.4 million and $120.7 million for the years ended December 31, 1999 and 1998, respectively. Interest was earned at an effective yield of 10.3% and 10.6%, respectively, during the years ended December 31, 1999 and 1998. The average balance of residential construction loans outstanding was unchanged at $1.1 billion during 1998 and 1999.

 Income property loans

     Interest income on income property loans increased $7.8 million to $16.7 million during 1999, from $8.9 million during 1998. This increase was primarily the result of an increase in the average balance of such loans to $180.1 million during 1999, from $98.0 million during 1998, coupled with an increase in the effective yield to 9.3% from 9.1%. Originations of income property loans were discontinued during the fourth quarter of 1998. The growth in this portfolio was due to the growth of this business line until it was discontinued in 1998, and to the funding of the remaining unfunded commitments during 1999.

 Revolving warehouse lines of credit

     Interest income on revolving warehouse lines of credit decreased $22.9 million to $21.6 million during 1999, from $44.5 million during 1998. This decrease was primarily the result of a decrease in the average balance of such lines to $257.8 million during 1999 from $487.0 million during 1998. This decrease was compounded by a decrease in the effective yield to 8.4% from 9.1%.

 Mortgage securities available for sale and trading

     Interest income on mortgage securities decreased $26.7 million to $15.6 million during 1999, from $42.3 million during 1998. This decrease was primarily the result of a decrease in the average principal balance of such securities to $246.2 million during 1999, from $773.1 million during 1998. This reduction was partially offset by an increase in the effective yield to 6.3% from 5.5%. The increase in the yield period to period was a result of $17.7 million in impairment losses recorded during 1998 whereas $9.9 million in impairment was recorded during 1999.

 Collateral for CMO's

     Interest income on collateral for CMO's was $9.4 million and $14.7 million for the years ended December 31, 1999 and 1998, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMO's outstanding to $126.4 million from $208.2 million for the years ended December 31, 1999 and 1998, respectively.

   Interest Expense: Total interest expense decreased $169.7 million to $185.6 million during 1999, from $355.4 million during 1998. This decrease was primarily the result of a decrease in average borrowings to $3.1 billion, from $5.7 billion during 1998, coupled with a decrease in the Company's cost of funds to 6.1% from 6.3%.

 Loans and securities sold under agreements to repurchase

     Interest expense on loans and securities sold under agreements to repurchase totaled $128.8 million during 1999 compared to $290.3 million during 1998. The decrease of $161.6 million was primarily the result of a decrease in the aggregate average balance of indebtedness outstanding to $2.1 billion in 1999 from $4.7 billion in 1998. The effective cost of such borrowings was 6.0% and 6.2% for the years ended December 31, 1999 and 1998, respectively.

 Syndicated bank lines and commercial paper conduit

     Interest expense on syndicated bank lines and commercial paper conduit totaled $42.2 million during 1999 compared to $44.3 million during 1998. This decrease of $2.1 million was primarily the result of a decrease in the aggregate average balance of indebtedness outstanding to $761.6 million in 1999 from $724.4 million in 1998, and a decrease in the effective cost of such borrowings to 5.5% from 6.1% for the years ended December 31, 1999 and 1998, respectively.

 CMO's

     Interest expense on CMO's was $9.1 million and $15.2 million for the years ended December 31, 1999 and 1998, respectively. The decrease was primarily attributable to a decrease in average aggregate CMO outstandings to $106.4 million for 1999 from $184.8 million for 1998.

 Senior unsecured notes

     Interest expense on senior unsecured notes totaled $5.5 million for each of the years ended December 31, 1999 and 1998, respectively. The effective interest rate was 9.2% for both years. The average outstanding balances were $60.1 million and $60.0 million for the years ended December 31, 1999 and 1998, respectively.

   Provision for Loan Losses: The provision for loan losses decreased to $16.4 million during 1999 from $35.9 million during 1998 primarily as a result of the lower average outstanding balances of loans held for sale and loans held for investment during 1999 compared to 1998. IndyMac's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, is based on various judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience.

   Equity in Earnings (Loss) of IndyMac Operating: IndyMac had a 99% equity interest in IndyMac Operating throughout the years presented. To help facilitate the Company's transition from a REIT to a fully taxable entity, IndyMac purchased the minority interest in IndyMac Operating from an affiliated company, Countrywide Home Loans, Inc. in January of 2000. IndyMac Operating earned $12.1 million during 1999, an increase of $70.9 million from a loss of $58.8 million during 1998. The loss in 1998 was primarily a result of the fourth quarter 1998 market disruption in the debt and equity markets. This disruption caused the Company to react quickly and sell off assets at or below the Company's investment in the assets to raise liquidity and lower its leverage ratio. IndyMac Operating recognized a net loss on sale of securities of $95.6 million in 1998, compared to a loss of $15.1 million in 1999. The increase in service fee income of $21.7 million in 1999 was attributable to a $29.4 million loss on valuation of mortgage servicing rights recognized in 1998 compared to a recovery in value of $7.6 million in 1999. These increases were offset by a $52.4 million increase in income tax expense, arising from the increases in pre-tax earnings.

   Net Loss on Sale of Securities: The Company recorded a loss on sale of mortgage securities of $69 thousand in 1999, compared to a loss of $16.2 million in 1998. The decrease in the losses is due both to increases in the fair value of the Company's portfolio of mortgage-backed securities during 1999, and to the Company's reclassification of its mortgage-backed securities portfolio from trading to available for sale as of December 31, 1998, in compliance with Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." Changes in value for mortgage securities classified as available for sale are reflected as adjustments to shareholders' equity, net of applicable income taxes. Changes in value relating to mortgage securities classified as trading are reflected in the Company's results of operations in the period in which the change in value takes place.

   Other Income (Loss): Other income consists primarily of fee income and gain on sale of assets. Other income (loss) totaled $3.9 million for the year ended December 31, 1999 and $(60 thousand) for the year ended December 31, 1998, respectively. The increase in other income in 1999 was primarily due to the recognition of a loss of $2.7 million related to the accelerated disposition of $10.7 million of foreclosed real estate during 1998.

   Expenses: Total expenses increased $5.3 million to $34.6 million during the year ended December 31, 1999 compared to the year ended December 31, 1998, primarily due to a $4.6 million increase in salaries and related benefits to support the Company's strategic initiatives.

RESULTS OF OPERATIONS: 1998 COMPARED TO 1997

   Net Earnings: IndyMac's net earnings were $33.8 million in 1998, compared to $24.3 million for 1997. Comparing IndyMac's 1998 net earnings of $33.8 million to 1997 earnings of $100.3 million before the non-recurring charge related to IndyMac's acquisition of Countrywide Asset Management Corporation, a wholly owned subsidiary of CCR ("CAMC"), net earnings declined $66.5 million. This decline was primarily due to the $76.6 million decrease in the equity in earnings of IndyMac Operating resulting from the fourth quarter of 1998 market disruption, which effected significant writedowns of IndyMac Operating's securities. IndyMac also recorded a $16.2 million loss on its securities during 1998 due to the fourth quarter 1998 market disruption, compared to a $2.2 million gain in 1997. Offsetting these charges were increases in net interest income before provision for loan losses of $54.9 million.

   Interest Income: Total interest income was $528.8 million for 1998 and $360.9 million for 1997. The increase in interest income of $167.9 million was primarily the result of an increase in the average balance of loans held for sale of $1.2 billion, loans held for investment of $479.1 million, and mortgage securities of $424.6 million.

 Loans held for sale, net

     Interest income on loans held for sale increased $97.5 million to $177.3 million during 1998, from $79.8 million during 1997. This increase was primarily the result of an increase in the average balance of such loans to $2.1 billion during 1998, from $920.1 million during 1997. This increase was partially offset by a decrease in the effective yield to 8.3% from 8.7%.

 Mortgage loans held for investment, net

     Interest income on mortgage loans held for investment totaled $101.9 million during 1998 compared to $125.2 million during 1997. The decrease from 1997 was the result of a decrease in the average amount of mortgage loans held for investment during the year of $208.2 million combined with a decrease in the average effective yield. The average principal balance of mortgage loans held for investment was $1.4 billion during 1998 with interest earned at an effective yield of 7.3%, compared to the average principal balance of mortgage loans held for investment during 1997 of $1.6 billion with interest earned at an effective yield of 7.6%.

 Residential construction loans

     Interest income on residential construction loans totaled $120.7 million and $74.9 million, with interest earned at an effective yield of 10.6% and 11.1% for the years ended December 31, 1998 and 1997, respectively. The average principal balance of construction loans outstanding increased $463.8 million to $1.1 billion during 1998 from $676.3 million during 1997.

 Revolving warehouse lines of credit

     Interest income on revolving warehouse lines of credit totaled $44.5 million and $24.8 million, with interest earned at effective yields of 9.1% for both years ended December 31, 1998 and 1997, respectively. The average principal balance outstanding increased to $487.0 million from $272.3 million for the years ended December 31, 1998 and 1997, respectively.

 Income property loans

     Interest income on income property loans increased $8.8 million to $8.9 million during 1998, from $0.1 million during 1997. This increase was primarily the result of an increase in the average balance of such loans to $98.0 million during 1998, from $1.4 million during 1997. This increase was partially offset by a decrease in the effective yield to 9.1% from 9.6%.

 Mortgage securities available for sale and trading

     Interest income on mortgage securities totaled $42.3 million and $25.3 million, with interest earned at effective yields of 5.5% and 7.3% for the years ended December 31, 1998 and 1997, respectively. The decline in the effective yield in 1998 was due to impairment losses taken on the portfolio as a result of asset devaluation from the market disruption during the fourth quarter 1998. During 1998, the average principal balance increased to $773.1 million from $348.5 million in 1997. Mortgage securities consisted of senior securities, adjustable rate agency securities, non-investment grade securities, principal-only securities, AAA rated interest-only securities and inverse floater securities and residuals.

 Collateral for CMO's

     Interest income on collateral for CMO's was $14.7 million and $20.2 million for the years ended December 31, 1998 and 1997, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMO's outstanding to $208.2 million from $267.0 million for the years ended December 31, 1998 and 1997, respectively.

   Interest Expense: For 1998 and 1997, total interest expense was $355.4 million and $242.4 million, respectively. This increase in interest expense of $113.0 million was primarily due to an increase in the average balance of borrowings to $5.7 billion in 1998 from $3.7 billion in 1997, offset in part by a decrease in the cost of funds to 6.3% from 6.5%.

 Loans and securities sold under agreements to repurchase

     Interest expense on loans and securities sold under agreements to repurchase totaled $290.3 million during 1998 compared to $196.5 million during 1997. This increase of $93.9 million was primarily the result of an increase in the average balance of repurchase agreements outstanding to $4.7 billion in 1998 from $3.1 billion in 1997 to support the growth in average earning assets during 1998. The effective cost of such borrowings was 6.2% for both of the years ended December 31, 1998 and 1997.

 Syndicated bank lines and commercial paper conduit

     Interest expense on syndicated bank lines and commercial paper conduit totaled $44.3 million during 1998 compared to $21.0 million during 1997. This increase of $23.3 million was primarily the result of an increase in the average balance of indebtedness outstanding to $724.4 million in 1998 from $320.4 million in 1997. The effective cost of such borrowings was 6.1% and 6.6% for the years ended December 31, 1998 and 1997, respectively.

 CMO's

     Interest expense on CMO's was $15.2 million and $19.4 million for the years ended December 31, 1998 and 1997, respectively. The decrease was primarily attributable to a decrease in average aggregate CMO's outstanding to $184.8 million for 1998 from $243.9 million for 1997, offset by an increase in the effective interest rate of CMO's to 8.2% in 1998 from 7.9% in 1997.

 Senior unsecured notes

     Interest expense on senior unsecured notes totaled $5.5 million for each of the years ended December 31, 1998 and 1997, respectively. The effective interest rate of 9.2% was the same for the years ended December 31, 1998 and 1997. The average outstanding balances were $60.0 million and $59.8 million for the years ended December 31, 1998 and 1997, respectively.

   Provision for Loan Losses: The provision for loan losses increased to $35.9 million during 1998 from $18.6 million during 1997 primarily as a result of the higher average outstanding balances of loans held for sale and loans held for investment during 1998 compared to 1997.

   Equity in Earnings of IndyMac Operating: The 1998 loss for IndyMac Operating of $58.8 million, in which IndyMac had a 99% economic interest, resulted principally from the fourth quarter 1998 market disruption in the debt and equity markets. This disruption caused the Company to react quickly and sell off assets at or below the Company's investment in the assets to raise liquidity and lower its leverage ratio. As a result, 1998 revenues declined from 1997 primarily due to a $95.6 million loss on sale of securities in 1998, compared to a $0.4 million gain in 1997, and service fee income decreased $11.4 million year over year. These decreases were offset by a $27.6 million increase in gains on sale of loans, and a decrease in income tax provision of $57.4 million.

   Net Gain (Loss) on Sale of Securities: The Company incurred a loss on sale of mortgage securities of $16.2 million in 1998, compared to a gain of $2.2 million in 1997. The decrease is primarily due to the valuation losses on its mortgage securities resulting from the market disruption of the fourth quarter 1998.

   Expenses: From 1997 to 1998, total expenses decreased $73.1 million. During 1997, the Company acquired its manager at a cost of $76.0 million on July 1, 1997. Management fees totaling $4.4 million were incurred during the six months ended June 30, 1997. The remaining increase of $7.4 million in expenses year over year was primarily the result of the increased personnel and expenses required to support the growth in the operations of IndyMac, as well as the expense of establishing certain administrative and accounting functions as part of IndyMac becoming self-managed.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in mortgage backed securities. The Company's primary sources of funds used to meet these financing needs include cash flow from operations, committed and uncommitted borrowings, structured financing, unsecured debt, and, to a lesser extent, proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP"). During 1999, the Company discontinued the optional cash investment portion of its DRIP program as part of its strategy to increase leverage.

   At December 31, 1999, the Company had liquidity approximating $253.0 million, with a leverage ratio (debt to equity) of 3.8:1. The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. However, the Company's liquidity and capital resources will continue to depend on factors such as cash flow from operations and margins on financial collateral required by lenders. It is anticipated that the acquisition of SGVB will enhance the level and stability of the Company's liquidity and capital resources by providing access to the federally insured deposits market and to FHLB borrowings.

   The table below summarizes the Company's sources of financing as of December 31, 1999:

                         Committed Outstanding
 Financial Institution   Financing  Balances      Type of Financing     Maturity Date
 ---------------------   --------- -----------    -----------------     -------------
                         (Dollars in millions)
Merrill Lynch...........  $1,500     $1,396    Repurchase Agreement           May 2001
Paine Webber............     500        495    Repurchase Agreement     September 2001
Morgan Stanley..........     500        223    Repurchase Agreement          June 2001
Credit Suisse First
 Boston.................     500         50    Repurchase Agreement      November 2000
First Union Bank
 Syndicate..............     900        603    Revolving Bank Line       February 2001
Bank of America.........      50        --     Revolving Bank Line      September 2000
Bank of America.........     200        190    Commercial Paper Conduit     March 2000/5/
Various.................      60         60    Senior Unsecured Notes     October 2002
                          ------     ------
Total Committed
 Financing..............   4,210      3,017
Greenwich Capital.......     --          24    Uncommitted Borrowings              --
                          ------     ------
Total Financing.........  $4,210     $3,041
                          ======     ======

--------
(5) During March of 2000, this note was extended through March of 2001, with similar terms as the previous agreement.

   In June of 1999, IndyMac's Board of Directors approved a $100 million share repurchase plan. Through December 31, 1999, the Company had repurchased 4.5 million shares in open market transactions at an average price of approximately $13.95 per share, completing $63.3 million of the $100 million plan.

   The Company has filed a shelf registration statement with the Securities and Exchange Commission, which became effective in January 1998. Under the terms of the registration statement, the Company is permitted to offer a variety of debt and equity instruments in an aggregate amount of $500 million.

   The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities and/or obtaining other sources of financing, including access to federally insured customer deposits and FHLB borrowings after the pending acquisition of SGVB, and issuing additional debt or equity from time to time. Decisions by the Company's lenders and investors to make additional funds available to the Company in the future will depend upon a number of factors. These include the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of, and rates applicable to, financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. See "Operations Following Acquisition of SGVB".

   In March of 1999, Standard & Poor's Corporation reaffirmed the Company's senior unsecured credit rating at "BBB-", but with a negative outlook as a result of the events of the fourth quarter of 1998. Standard & Poor's advised the Company that its removal from "negative outlook" would depend upon how the Company successfully implements its business plan for 1999 and beyond. In October 1998, Fitch IBCA Inc., in response to liquidity concerns and credit tightening for market funded companies, lowered the Company's rating on its senior unsecured obligations from "BBB" to "BBB-", maintaining the Company's investment grade rating. In October 1998, these senior unsecured obligations were rated "BBB" by Duff & Phelps Rating Co. In February 1999, Fitch IBCA Inc. lowered its rating for the Company's senior secured revolving credit facility to "BBB+", and at the same time affirmed the Company's investment grade rating at "BBB-" and removed the ratings from Rating Alert Negative. Fitch IBCA Inc. reaffirmed these ratings in December of 1999.

EFFECT OF INTEREST RATE CHANGES

   Due to the characteristics of its financial assets and liabilities, and the nature of its business activities, the Company's financial position and results of operations may be materially affected by changes in interest rates in various ways. With respect to its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by changes in market interest rates. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values could be expected to move inversely to each other in response to the movement in market interest rates. The Company invests in servicing and servicing related assets to hedge potential decreases in production volumes and gain on sale of loans due to increases in interest rates. The Company also hedges its servicing and servicing related assets to mitigate losses resulting from prepayments in a declining interest rate environment. However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment. In addition, cash flow considerations may require the Company to utilize different strategies with respect to hedging certain assets and/or production pipelines, including utilizing options as opposed to futures contracts and principal-only mortgage securities.

   Financial assets and other interest rate sensitive assets of the Company that tend to increase in value as interest rates increase, and decline in value as interest rates decrease, include AAA rated interest-only securities and mortgage servicing rights. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tend to slow, resulting in higher residual cash flows than would otherwise have been obtained, and therefore resulting in higher implicit yields. As of December 31, 1999, IndyMac and IndyMac Operating on a combined basis held $341.4 million of AAA rated interest-only securities and $140.3 million of mortgage servicing rights.

   Financial instruments of the Company that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, include REMIC senior securities, fixed rate investment grade and non-investment grade securities, adjustable rate agency securities, principal-only securities and U.S. Treasury bonds. Similar to the AAA rated interest-only securities, the principal-only securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only securities generally sell at a discount, similar to a "zero-coupon" bond, in order to generate a return.

   If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by the Company and supported by adjustable rate mortgage loans may decline in value as interest rates increase, if the timing or absolute level of interest rate adjustments on the underlying loans does not correspond to applicable increases in market interest rates.

   The Company is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company's B2B operations, originated through LoanWorks/LoanTown or financed through the Company's construction and warehouse lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher adjusted mortgage payments.

   The Company's liquidity position and net interest income could also be adversely affected by significant interest rate fluctuations. Each of the Company's collateralized borrowing facilities noted above in "Liquidity and Capital Resources" permits the lender or lenders thereunder to require the Company to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMO's or other debt securities may also adversely affect the Company's "spread income" on such assets and thus reduce the Company's earnings.

   To hedge changes in the value of its AAA rated interest-only securities portfolio and mortgage servicing rights ("MSR"), the Company generally chooses among several strategies, consisting of either buying mortgage-backed securities or U.S. Treasuries, futures, or options, depending on several factors. The Company also from time to time purchases other interest rate derivatives such as floors or swaps. The Company uses hedging instruments to reduce its exposure to interest rate risk, not to speculate on the direction of market interest rates. The Company has managed its interest rate risk in 1999 as described herein.

   As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the financial impact of changes in interest rates on its interest-earning assets, commitments and hedges. As of December 31, 1999, the Company estimates that a parallel downward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined reduction in after tax income for IndyMac and IndyMac Operating of $1.5 million. The combined after tax loss on available for sale mortgage securities, recorded as a component of other comprehensive income, would be $268 thousand. The net result would be a reduction to comprehensive income of $1.8 million. The Company estimates that a parallel upward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined increase to after tax income for IndyMac and IndyMac Operating of $2.7 million. The combined after tax gain on available for sale mortgage securities, recorded as a component of other comprehensive income would be $4.0 million. The net result would be an increase to comprehensive income of $6.7 million.

   As of December 31, 1998, the Company estimated that a parallel downward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined reduction to after tax income for IndyMac and IndyMac Operating of $1.4 million. The combined after tax loss on available for sale mortgage securities, recorded as a component of other comprehensive income was estimated at $20.1 million. The net result would have been a reduction to comprehensive income of $21.5 million. As of December 31, 1998, the Company estimated that a parallel upward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined increase to after tax income for IndyMac and IndyMac Operating of $10.7 million. The combined after tax gain on available for sale mortgage securities, recorded as a component of other comprehensive income was estimated at $10.4 million. The net result would have been an increase to comprehensive income of $21.1 million.

  The decrease in the impact of a change in interest rates between 1999 and 1998 was primarily due to the increase in interest rates during 1999. At December 31, 1998, 10-year Treasury yields were at record lows, and therefore the Company's hedging strategy was based on the expectation of an increase in interest rates rather than a decrease in interest rates. As the 10-year Treasury yield increased nearly 200 basis points during 1999, the Company's hedging strategy at December 31, 1999 was adjusted to compensate for either a decrease or increase in interest rates.

   The assumptions inherent in the Company's model include valuation changes in an instantaneous rate shock and include assumptions as to a degree of correlation between the hedges and hedged assets and as a result are subject to basis risk (i.e., the spread-widening risk between the change in rates on U.S. Treasury bonds and mortgage-backed securities). These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as increases in income associated with the increase in production volume that could result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

   In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company), with earlier adoption permitted. The Company is currently in the process of determining the impact of the adoption of SFAS 133 on its financial position and results of operations.

SYSTEMS ISSUES ASSOCIATED WITH THE YEAR 2000

   The Year 2000 issue relates to the effects of potentially date sensitive calculation errors by computers whose programs may not properly recognize the year 2000. The Company's Year 2000 strategy was to identify all systems that internally and externally impact its business, and determine that all such systems will continue to function properly. The Company has not experienced any significant internal Year 2000 problems through the date of this Form 10-
K. All critical vendors have communicated that they did not experience any Year 2000 problems at year-end 1999. However, there can be no assurance that Year 2000 problems will not arise after the issuance of this report.

   The Company recognized approximately $1.8 million of expenses during the year ended December 31, 1999 to ensure the readiness of the Company's computer systems for Year 2000 compliance. No significant additional expenditures are expected to be recorded for Year 2000 costs in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effect of Interest Rate Changes" for Quantitative and Qualitative Disclosure about Market Risk.

FORWARD-LOOKING STATEMENTS

   Certain statements contained in this Form 10-K may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the Company's statements regarding liquidity, provisions for loan losses, capital resources, and anticipated future expense levels and other anticipated aspects of future operations. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions. These statements reflect the Company's current views with respect to future events and financial performance. They are subject to risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

   The following factors could cause future results to differ materially from historical results or those anticipated in any forward-looking statements herein:

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

  (4) federal and state regulation of the Company's consumer lending operations;

  (5) the actions undertaken by both current and potential new competitors;

  (6) matters relating to the proposed acquisition of SGVB, including the timing and uncertainty of the regulatory approval process and other consents and approvals that may be required, the changing nature and size of the surviving corporation's business, and the possibility that the assimilation of SGVB's operations upon completion of the acquisition maybe more difficult or costly, and may take longer than expected by the Company; and

  (7) other risks and uncertainties detailed herein under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information called for by this Item 8 is already incorporated by reference to IndyMac's Consolidated Financial Statements and Report of Independent Certified Public Accountants beginning at page F-1 of this Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item 10 as to directors and executive officers of IndyMac is hereby incorporated by reference to IndyMac's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1999 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item 11 is hereby incorporated by reference to IndyMac's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1999 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 is hereby incorporated by reference to IndyMac's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1999 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is hereby incorporated by reference to IndyMac's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1999 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) and (2) Financial Statements and Schedules

   The information required by this section of Item 14 is set forth in the Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

  (3) Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
 2.1*    Agreement and Plan of Merger dated as of January 29, 1997 among
          IndyMac Mortgage Holdings, Inc., formerly known as CWM Mortgage
          Holdings, Inc. ("IndyMac" or the "Company"), Countrywide Asset
          Management Corporation ("CAMC"), and Countrywide Credit Industries,
          Inc. ("CCR") (incorporated by reference to Appendix A to the
          Company's Definitive Proxy Statement filed with the SEC on May 21,
          1997).

 2.2*    Registration Rights Agreement dated as of July 1, 1997 between the
          Company and CCR (incorporated by reference to Exhibit A to the
          Company's Definitive Proxy Statement filed with the SEC on May 21,
          1997).

 2.3*    Amended and Restated Agreement and Plan of Merger by and between SGV
          Bancorp, Inc. ("SGVB") and the Company dated as of July 12, 1999 and
          Amended and Restated as of October 25, 1999 (incorporated by reference to Appendix A to the Definitive Joint Proxy Statement of
          the Company and SGVB filed with the SEC on November 5, 1999).

 3.1     Certificate of Incorporation of IndyMac, as amended.

 3.2     Bylaws of IndyMac, as amended.

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

 4.3*    Series I Supplement, dated as of October 1, 1986, to the Indenture
          (incorporated by reference to Exhibit 4.11 to CMO, Inc.'s Amendment
          No. 1 to S-11 Registration Statement (No. 33-8705) filed with the SEC on October 27, 1986).

 4.4*    Series M Supplement, dated as of January 1, 1987, to the Indenture
          (incorporated by reference to Exhibit 4.3 to CMO, Inc.'s Form 8-K filed with the SEC on March 16, 1987).

 4.5*    Indenture (the "SPNB Indenture"), dated as of December 1, 1986, between CMO, Inc. and Security Pacific National Bank, as Trustee
          ("SPNB") (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s
          Form 8-K filed with the SEC on January 9, 1987).

 4.6*    Series N Supplement, dated as of February 1, 1987, to the SPNB
          Indenture (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s
          Form 8-K filed with the SEC on March 16, 1987).

 4.7*    Indenture, dated as of February 1, 1987, between Countrywide Mortgage
          Trust 1987-I (the "1987-I Trust") and SPNB (incorporated by reference to Exhibit 4.18 to the Company's Form 10-K for the year ended
          December 31, 1986).

 4.8*    Indenture Supplement, dated as of September 1, 1987, among Countrywide
          Mortgage Obligations III, Inc. ("CMO III, Inc."), CMO, Inc. and BTC
          (incorporated by reference to Exhibit 4.1 to CMO III, Inc.'s Form 8-K filed with the SEC on October 9, 1987).

 Exhibit
   No.                                 Description
 -------                               -----------
  4.9*   Indenture Supplement, dated as of September 1, 1987, among CMO III,
          Inc., CMO, Inc. and SPNB (incorporated by reference to Exhibit 4.2 to
          CMO III, Inc.'s. Form 8-K filed with the SEC on October 9, 1987).

  4.10*  Indenture dated as of November 20, 1990, between the Countrywide Cash
          Flow Bond Trust ("CCFBT") and BTC (incorporated by referenced to
          Exhibit 4.22 to the Company's Form 10-K for the year ended December
          31, 1990).

  4.11*  Indenture dated as of March 30, 1993 between Countrywide Mortgage
          Trust 1993-I (the "1993-I Trust") and State Street Bank and Trust
          Company (the "Bond Trustee") (incorporated by reference to Exhibit
          4.1 to the Company's Form 10-Q for the quarter ended March 31, 1993).

  4.12*  Indenture dated as of April 14, 1993 between Countrywide Mortgage
          Trust 1993-II (the "1993-II Trust") and the Bond Trustee
          (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter ended March 31, 1993).

  4.13*  First Supplemental Indenture dated as of May 24, 1993 between the
          1993-II Trust and the Bond Trustee (incorporated by reference to Exhibit 4.25 to the Company's Form 10-K for the year ended December
          31, 1994.)

  4.14* 1994 Stock Incentive Plan adopted May 17, 1994 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1994).

  4.15*  1996 Stock Incentive Plan adopted May 29, 1996, as amended June 24,
          1997 (incorporated by reference to Exhibit 4.1 to the Company's Form
          10-Q for the quarter ended June 30, 1997).

  4.16   1998 Stock Incentive Plan adopted May 19, 1998, as amended.

 10.1*   1996 Amended and Extended Loan Purchase and Administrative Services
          Agreement, dated as of June 1, 1996, between the Company and
          Countrywide Funding Corporation (now known as Countrywide Home Loans,
          Inc. ("CHL") (incorporated by reference to Exhibit 10.1 to the
          Company's Form 10-Q for the quarter ended June 30, 1996).

 10.2*   Servicing Agreement, dated as of February 1, 1987, among the 1987-I
          Trust, SPNB and CHL (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed for the year ended December 31, 1985).

 10.3*   Agreement between CMO II, Inc. and the Company (formerly known as
          Countrywide Mortgage Investments, Inc., "CMI"), dated as of February
          1, 1987, regarding certain bankruptcy matters (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1986).

 10.4*   Transfer Agreement, dated as of May 1, 1987, among CMI, CMO II, Inc.
          and CMO III, Inc. (incorporated by reference to Exhibit 10.12 to the
          Company's Form 10-Q for the quarter ended June 30, 1987).

 10.5*   Trust Agreement, dated as of November 20, 1990, between CMO III, Inc.
          and Wilmington Trust Company relating to the CCFBT (the "CCFBT Trust
          Agreement") (incorporated by reference to Exhibit 10.31 to the
          Company's Form 10-K for the year ended December 31, 1990).

 10.6*   Guaranty, dated as of November 20, 1990, by CMI of obligations of CMO
          III, Inc. under the CCFBT Trust Agreement (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended
          December 31, 1990).

 10.7*   Assignment Agreement, dated as of November 21, 1990, between CMO III,
          Inc. and CCFBT (incorporated by reference to Exhibit 10.35 to the
          Company's Form 10-K for the year ended December 31, 1990).

 10.8*   Deposit Trust Agreement dated as of March 24, 1993 between CMO II,
          Inc. and Wilmington Trust Company (incorporated by reference to
          Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March
          31, 1993).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.9*   Master Servicing Agreement dated as of March 30, 1993 by and among the
          1993-I Trust, CMI and the Bond Trustee (incorporated by reference to
          Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March
          31, 1993).

 10.10*  Servicing Agreement dated as of March 30, 1993 by and among the 1993-I
          Trust, CHL and the Bond Trustee (incorporated by reference to Exhibit
          10.3 to the Company's Form 10-Q for the quarter ended March 31,
          1993).

 10.11*  First Amendment dated as of March 30, 1993 to Agreement between CMO
          II, Inc. and CMI (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 1993).

 10.12*  Deposit Trust Agreement dated as of April 7, 1993 between CMO II, Inc.
          and Wilmington Trust Company (incorporated by reference to Exhibit
          10.7 to the Company's Form 10-Q for the quarter ended March 31,
          1993).

 10.13* Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CMI and the Bond Trustee (incorporated by reference to
          Exhibit 10.8 to the Company's Form 10-Q for the quarter ended March
          31, 1993).

 10.14*  Servicing Agreement dated as of April 14, 1993 by and among the 1993-
          II Trust, CHL and the Bond Trustee (incorporated by reference to
          Exhibit 10.9 to the Company's Form 10-Q for the quarter ended March
          31, 1993).

 10.15* First Amendment to Deposit Trust Agreement dated as of April 13, 1993 between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee
          (incorporated by reference to Exhibit 10.11 to the Company's Form 10-
          Q for the quarter ended March 31, 1993).

 10.16*  Contribution and Mortgage Loan Acquisition Agreement dated as of April
          19, 1993 between CMI and CHL (incorporated by reference to Exhibit
          10.2 to the Company's Amendment No. 3 to S-3 Registration Statement
          (No. 33-63034) filed with the SEC on July 16, 1993).

 10.17* First Amendment to Deposit Trust Agreement dated as of April 16, 1993 between CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended June 30, 1993).

 10.18*  Master Forward Commitment and Services Agreement effective January 1,
          1996 between the Company and Independent National Mortgage
          Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended March 31, 1996).

 10.19* Independent National Mortgage Corporation Capitalization Agreement, effective as of January 1, 1996, by and among the Company, CHL and Independent National Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended
          March 31, 1996).

 10.20*  Revolving Working Capital Credit Facility and Credit Support
          Agreement, effective as of January 1, 1996, between the Company and Independent National Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended
          March 31, 1996).

 10.21*  Employment Agreement dated September 1, 1997 between IndyMac, Inc. and
          S. Blair Abernathy (incorporated by reference to Exhibit 10.1 to the
          Company's Form 10-Q for the quarter ended September 30, 1997).

 10.22*  Employment Agreement dated January 1, 1998 between IndyMac and
          Carmella Grahn (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

 10.23*  Amendment to Employment Agreement dated September 1, 1998 between
          IndyMac and S. Blair Abernathy (incorporated by reference to 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998).

 Exhibit
   No.                                 Description
 -------                               -----------

 10.24*  Amendment to Employment Agreement dated September 1, 1998 between
          IndyMac and Carmella Grahn (incorporated by reference to 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).

 10.25*  Employment Agreement dated December 30, 1998 between IndyMac and David
          S. Loeb (incorporated by reference to 10.57 to the Company's Form 10-
          K for the year ended December 31, 1998).

 10.26   Employment Agreement dated February 4, 2000 between IndyMac and
          Michael W. Perry.

 10.27   Employment Agreement dated February 4, 2000 between IndyMac and
          Richard H. Wohl.

 10.28   Amendment to Employment Agreement dated February 29, 2000 between
          IndyMac and David S. Loeb.

 21.1    List of Subsidiaries.

 23.1    Consent of Grant Thornton LLP

 27      Financial Data Schedule

--------
*Incorporated by reference.

(b) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 29, 2000.

                                          INDYMAC MORTGAGE HOLDINGS, INC.

                                                  /s/ Michael W. Perry
                                          By: _________________________________
                                                      Michael W. Perry
                                                  Chief Executive Officer

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

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ David S. Loeb             Chairman of the Board of      March 29, 2000
____________________________________  Directors
           David S. Loeb

      /s/ Michael W. Perry           Vice Chairman of the Board    March 29, 2000
____________________________________  of Directors and Chief
          Michael W. Perry            Executive Officer
                                      (Principal Executive
                                      Officer)

     /s/ Carmella L. Grahn           Executive Vice President and  March 29, 2000
____________________________________  Chief Financial Officer
         Carmella L. Grahn            (Principal Financial and
                                      Accounting Officer)

      /s/ Angelo R. Mozilo           Director                      March 29, 2000
____________________________________
          Angelo R. Mozilo

      /s/ Lyle E. Gramley            Director                      March 29, 2000
____________________________________
          Lyle E. Gramley
      /s/ Thomas J. Kearns           Director                      March 29, 2000
____________________________________
          Thomas J. Kearns
  /s/ Frederick J. Napolitano        Director                      March 29, 2000
____________________________________
      Frederick J. Napolitano

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        INDYMAC MORTGAGE HOLDINGS, INC.
                                AND SUBSIDIARIES

                       December 31, 1999, 1998, and 1997

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                       December 31, 1999, 1998, and 1997

                                                                           Page
                                                                           ----
INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants........................  F-3

Financial Statements

  Consolidated Balance Sheets.............................................  F-4

  Consolidated Statements of Earnings.....................................  F-5

  Consolidated Statements of Shareholders' Equity and Comprehensive
   Income.................................................................  F-6

  Consolidated Statements of Cash Flows...................................  F-7

  Notes to Consolidated Financial Statements..............................  F-8

Schedules

  Schedule IV--Mortgage Loans on Real Estate.............................. F-30

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

INDYMAC, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants........................ F-31

Financial Statements

  Consolidated Balance Sheets............................................. F-32

  Consolidated Statements of Operations................................... F-33

  Consolidated Statements of Shareholders' Equity and Comprehensive
   Income................................................................. F-34

  Consolidated Statements of Cash Flows................................... F-35

  Notes to Consolidated Financial Statements.............................. F-36

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
IndyMac Mortgage Holdings, Inc.

   We have audited the accompanying consolidated balance sheets of IndyMac Mortgage Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Mortgage Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

   We have also audited Schedule IV as of December 31, 1999 of IndyMac Mortgage Holdings, Inc. and Subsidiaries. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP

Los Angeles, California
March 10, 2000

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
ASSETS

Loans held for sale, net
  Mortgages--prime..................................... $  504,755  $  989,052
  Mortgages--subprime..................................    110,488     145,793
  Manufactured housing.................................        --      215,507
  Home improvement.....................................        --      205,304
                                                        ----------  ----------
                                                           615,243   1,555,656
Other loans, net
  Mortgage loans held for investment...................    869,213     668,523
  Residential construction
    Builder............................................    732,466     799,712
    Consumer...........................................    356,149     468,735
  Revolving warehouse lines of credit..................    241,123     443,946
  Income property......................................    140,174     178,756
                                                        ----------  ----------
                                                         2,339,125   2,559,672
Mortgage securities available for sale.................    471,231     235,032
Investment in and advances to IndyMac, Inc. ...........    125,353     279,693
Collateral for collateralized mortgage obligations.....     88,973     162,726
Other assets...........................................     86,597      58,373
                                                        ----------  ----------
      Total assets..................................... $3,726,522  $4,851,152
                                                        ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans and securities sold under agreements to
 repurchase............................................ $2,018,010  $2,942,270
Syndicated bank lines and commercial paper conduit.....    703,340     843,279
Collateralized mortgage obligations....................     82,434     140,810
Senior unsecured notes.................................     60,189      60,031
Accounts payable and accrued liabilities...............     35,019      42,659
                                                        ----------  ----------
      Total liabilities................................  2,898,992   4,029,049
Shareholders' equity
  Preferred stock--authorized, 10,000,000 shares of
   $.01 par value; none issued.........................        --          --
  Common stock--authorized, 200,000,000 shares of $.01
   par value; issued 80,720,129 shares (75,076,868
   outstanding) at December 31, 1999 and issued
   75,794,435 shares (74,693,565 outstanding) at
   December 31, 1998...................................        807         758
  Additional paid-in capital...........................  1,080,327   1,018,859
  Treasury stock, at cost, 5,643,261 shares at December
   31, 1999 and 1,100,870 shares at December 31, 1998..    (76,378)    (13,062)
  Accumulated other comprehensive income (loss)........      7,433     (18,776)
  Cumulative earnings..................................    393,149     277,220
  Cumulative distributions to shareholders.............   (577,808)   (442,896)
                                                        ----------  ----------
      Total shareholders' equity.......................    827,530     822,103
                                                        ----------  ----------
      Total liabilities and shareholders' equity....... $3,726,522  $4,851,152
                                                        ==========  ==========

        The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)

                                                    Years ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
REVENUES
  Interest income
    Loans held for sale, net
      Mortgages-prime.............................. $ 55,243  $115,091  $56,148
      Mortgages-subprime...........................    9,072    27,737   12,752
      Manufactured housing.........................   13,038    16,178    9,184
      Home improvement.............................   14,995    18,333    1,727
                                                    --------  --------  -------
                                                      92,348   177,339   79,811
    Other loans, net
      Mortgage loans held for investment...........   53,146   101,893  125,174
      Residential construction
        Builder....................................   81,200    77,226   54,498
        Consumer...................................   35,224    43,523   20,368
      Revolving warehouse lines of credit..........   21,553    44,452   24,801
      Income property..............................   16,729     8,922      131
                                                    --------  --------  -------
                                                     207,852   276,016  224,972
    Mortgage securities available for sale and
     trading.......................................   15,593    42,252   25,250
    Advances to IndyMac, Inc.......................   20,525    17,381   10,075
    Collateral for collateralized mortgage
     obligations...................................    9,410    14,675   20,202
    Other..........................................      886     1,162      591
                                                    --------  --------  -------
        Total interest income......................  346,614   528,825  360,901
  Interest expense
    Loans and securities sold under agreements to
     repurchase....................................  128,782   290,349  196,489
    Syndicated bank lines and commercial paper
     conduit.......................................   42,230    44,317   21,003
    Collateralized mortgage obligations............    9,091    15,163   19,363
    Senior unsecured notes.........................    5,520     5,530    5,517
                                                    --------  --------  -------
        Total interest expense.....................  185,623   355,359  242,372
                                                    --------  --------  -------
  Net interest income before provision for loan
   losses..........................................  160,991   173,466  118,529
  Provision for loan losses........................   16,446    35,892   18,622
                                                    --------  --------  -------
        Net interest income........................  144,545   137,574   99,907
  Equity in earnings (loss) of IndyMac, Inc........    2,109   (58,232)  18,414
  Gain (loss) on sale of securities, net...........      (69)  (16,206)   2,205
  Other income (loss), net.........................    3,944       (60)   6,110
                                                    --------  --------  -------
        Net revenues...............................  150,529    63,076  126,636
EXPENSES
  Salaries and related benefits....................   24,168    19,616   12,943
  General and administrative.......................   10,432     9,670    8,992
  Buy-out of management contract...................       --        --   76,000
  Management fees to affiliate.....................       --        --    4,406
                                                    --------  --------  -------
        Total expenses.............................   34,600    29,286  102,341
                                                    --------  --------  -------
NET EARNINGS.......................................  115,929  $ 33,790  $24,295
                                                              ========  =======
  Pro forma provision for income taxes (unaudited,
   see notes A and P)..............................   48,373
                                                    --------
PRO FORMA NET EARNINGS (unaudited, see notes A and
 P)................................................ $ 67,556
                                                    ========
PRO FORMA EARNINGS PER SHARE (unaudited, see notes
 A and P)
  Basic EPS........................................ $   0.87
  Diluted EPS...................................... $   0.86

        The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                     Accumulated
                               Additional               Other                                 Cumulative        Total
                        Common  Paid-in   Treasury  Comprehensive Cumulative Comprehensive Distributions to Shareholders'
                        Stock   Capital    Stock    Income (Loss)  Earnings     Income       Shareholders      Equity
                        ------ ---------- --------  ------------- ---------- ------------- ---------------- -------------
Balance at December
 31, 1996.............   $502  $  490,695 $    --     $(15,593)    $219,135                   $(216,315)      $478,424
Common stock options
 exercised............    --          569      --          --           --          --              --             569
Directors' and
 officers' notes
 receivable...........      3       3,924      --          --           --          --              --           3,927
Deferred compensation,
 restricted stock.....     34      71,966      --          --           --          --              --          72,000
Net gain on mortgage
 securities available
 for sale.............    --          --       --       14,088          --       14,088             --          14,088
Dividend reinvestment
 plan.................     95     206,321      --          --           --          --              --         206,416
Net earnings..........    --          --       --          --        24,295      24,295             --          24,295
Dividends paid........    --          --       --          --           --          --          (95,825)       (95,825)
                         ----  ---------- --------    --------     --------     -------       ---------       --------
Net change............    132     282,780      --       14,088       24,295      38,383         (95,825)       225,470
                         ----  ---------- --------    --------     --------     -------       ---------       --------
Balance at December
 31, 1997.............    634     773,475      --       (1,505)     243,430                    (312,140)       703,894
                         ----  ---------- --------    --------     --------                   ---------       --------
Common stock options
 exercised............      1       1,032      --          --           --          --              --           1,033
Directors' and
 officers' notes
 receivable...........     10       8,743      --          --           --          --              --           8,753
Deferred compensation,
 restricted stock.....      5       1,053      --          --           --          --              --           1,058
401(k) contribution...    --          760      --          --           --          --              --             760
Net loss on mortgage
 securities available
 for sale.............    --          --       --      (17,271)         --      (17,271)            --         (17,271)
Dividend reinvestment
 plan.................    108     233,796      --          --           --          --              --         233,904
Acquisition of
 treasury stock.......    --          --   (13,062)        --           --          --              --         (13,062)
Net earnings..........    --          --       --          --        33,790      33,790             --          33,790
Dividends paid........    --          --       --          --           --          --         (130,756)      (130,756)
                         ----  ---------- --------    --------     --------     -------       ---------       --------
Net change............    124     245,384  (13,062)    (17,271)      33,790      16,519        (130,756)       118,209
                         ----  ---------- --------    --------     --------     -------       ---------       --------
Balance at December
 31, 1998.............    758   1,018,859  (13,062)    (18,776)     277,220                    (442,896)       822,103
                         ----  ---------- --------    --------     --------                   ---------       --------
Common stock options
 exercised............      2       1,779      --          --           --          --              --           1,781
Directors' and
 officers' notes
 receivable...........    --        8,503      --          --           --          --              --           8,503
Deferred compensation,
 restricted stock.....      2       2,543      --          --           --          --              --           2,545
401(k) contribution...      1         704      --          --           --          --              --             705
Net gain on mortgage
 securities available
 for sale.............    --          --       --       26,209          --       26,209             --          26,209
Dividend reinvestment
 plan.................     44      47,939      --          --           --          --              --          47,983
Acquisition of
 treasury stock.......    --          --   (63,316)        --           --          --              --         (63,316)
Net earnings..........    --          --       --          --       115,929     115,929             --         115,929
Dividends paid........    --          --       --          --           --          --         (134,912)      (134,912)
                         ----  ---------- --------    --------     --------     -------       ---------       --------
Net change............     49      61,468  (63,316)     26,209      115,929     142,138        (134,912)         5,427
                         ----  ---------- --------    --------     --------     -------       ---------       --------
Balance at December
 31, 1999.............   $807  $1,080,327 $(76,378)   $  7,433     $393,149                   $(577,808)      $827,530
                         ====  ========== ========    ========     ========                   =========       ========

        The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                               Years ended December 31,
                                         --------------------------------------
                                            1999          1998         1997
                                         -----------  ------------  -----------
Cash flows from operating activities:
Net earnings...........................  $   115,929  $     33,790  $    24,295
Adjustments to reconcile net earnings
 to net cash provided by (used in)
 operating activities:
 Amortization and depreciation.........       52,697        51,969       29,144
 Provision for loan losses.............       16,446        35,892       18,622
 Equity in (earnings) loss of IndyMac,
  Inc. ................................       (2,109)       58,232      (18,414)
 Unrealized (gain) loss on trading
  securities...........................          966        19,088       (2,206)
 Issuance of common stock as
  settlement of management contract....          --            --        72,000
 Deferred compensation and 401 (k)
  expense..............................        3,250         1,818          --
Purchases of mortgage loans held for
 sale..................................   (5,825,099)  (11,695,094)  (4,912,560)
Sale of and payments from mortgage
 loans held for sale...................    6,153,874    11,568,651    4,210,331
Purchases of manufactured housing loans
 held for sale.........................      (75,166)     (427,532)    (309,362)
Sale of and payments from manufactured
 housing loans held for sale...........      253,134       416,830      174,852
Net sales (purchases) of home
 improvement loans held for sale.......       28,467      (125,065)         --
Purchases of trading mortgage
 securities............................          --       (152,947)     (70,740)
Sale of and payments from trading
 mortgage securities...................          --         92,257        4,044
Net (increase) decrease in other
 assets................................      (13,999)       30,784      (54,789)
Net (decrease) increase in other
 liabilities...........................       (7,641)        5,141       14,790
                                         -----------  ------------  -----------
   Net cash provided by (used in)
    operating activities...............      700,749       (86,186)    (819,993)
                                         -----------  ------------  -----------
Cash flows from investing activities:
Purchases of mortgage loans held for
 investment............................      (11,824)     (324,184)  (1,086,583)
Payments and sales from mortgage loans
 held for investment...................      283,049     1,623,935      601,245
Net decrease (increase) in construction
 loans receivable......................      177,396      (494,519)    (572,997)
Payments from collateral for
 collateralized mortgage obligations...       74,114        81,298       43,529
Purchases of mortgage securities
 available for sale....................      (92,673)     (634,124)    (356,808)
Sales of and payments from mortgage
 securities............................       21,061       927,456       80,704
Net decrease (increase) in revolving
 warehouse lines of credit.............      202,381        67,469     (262,026)
Net (increase) decrease in manufactured
 housing loans held for investment.....         (479)        4,781       (4,387)
Net increase in home improvement loans
 held for investment...................      (50,255)          --           --
Net (decrease) increase in advances to
 IndyMac, Inc. ........................      (31,612)     (153,237)      12,236
                                         -----------  ------------  -----------
   Net cash provided by (used in)
    investing activities...............      571,158     1,098,875   (1,545,087)
                                         -----------  ------------  -----------
Cash flows from financing activities:
Net (decrease) increase in loans and
 securities sold under agreements to
 repurchase............................     (927,836)   (1,470,863)   2,107,873
Net (decrease) increase in syndicated
 bank lines and commercial paper
 conduit...............................     (139,939)      427,421      187,101
Principal payments on collateralized
 mortgage obligations..................      (59,934)      (81,980)     (43,755)
Net proceeds from issuance of common
 stock.................................       57,703       243,690      210,912
Acquisition of treasury stock..........      (63,316)      (13,062)         --
Cash dividends paid....................     (134,912)     (130,756)     (95,825)
                                         -----------  ------------  -----------
   Net cash provided by (used in)
    financing activities...............   (1,268,234)   (1,025,550)   2,366,306
                                         -----------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents......................        3,673       (12,861)       1,226
Cash and cash equivalents at beginning
 of period.............................          815        13,676       12,450
                                         -----------  ------------  -----------
Cash and cash equivalents at end of
 period................................  $     4,488  $        815  $    13,676
                                         ===========  ============  ===========
Supplemental cash flow information:
 Cash paid for interest................  $   188,564  $    356,174  $   218,122
                                         ===========  ============  ===========
Supplemental disclosure of noncash
 investing and financing activities:
 Transfer of manufactured housing
  loans held for sale to loans held
  for investment.......................  $    91,559  $      1,716  $       --
                                         ===========  ============  ===========
 Transfer of home improvement loans
  held for sale to loans held for
  investment...........................  $   223,181  $        --   $       --
                                         ===========  ============  ===========
 Retirement of collateral for
  collateralized mortgage
  obligations..........................  $    15,559  $        --   $       --
                                         ===========  ============  ===========

        The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   IndyMac Mortgage Holdings, Inc. and Subsidiaries ("IndyMac") conducts a diversified mortgage lending business, including the origination and purchase of and investment in conforming, non-conforming and jumbo residential loans, subprime loans, construction loans, mortgage-backed securities and other mortgage-related assets. The financial statements of IndyMac are prepared in conformity with generally accepted accounting principles ("GAAP"). The following is a summary of significant accounting and reporting policies used in preparing the consolidated financial statements.

 1. Financial Statement Presentation

   The consolidated financial statements include the accounts of IndyMac and its qualified real estate investment trust ("REIT") subsidiaries. The consumer business-to-business ("B2B") lending activities are primarily conducted through IndyMac, Inc. ("IndyMac Operating"), a taxable affiliate of IndyMac. IndyMac owns all the preferred non-voting stock and has a 99% economic interest in IndyMac Operating. See Note P--Subsequent Events, for further information. Accordingly, IndyMac's investment in IndyMac Operating is accounted for under a method similar to the equity method because IndyMac has the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. Under this method, original investments are recorded at cost and adjusted by IndyMac's share of earnings or losses and decreased by dividends received. References to the "Company" mean the parent company, its consolidated subsidiaries, and IndyMac Operating and its consolidated subsidiaries. All significant intercompany balances and transactions with IndyMac's consolidated subsidiaries have been eliminated in consolidation of IndyMac.

   Certain reclassifications have been made to the financial statements for the years ended December 31, 1998 and 1997 to conform to the December 31, 1999 presentation.

 2. Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period; significant estimates include the allowance for loan losses, and certain of the Company's mortgage-backed securities for which active markets do not exist. Actual results may differ significantly from those estimates and assumptions.

 3. Cash and Cash Equivalents

   For the purpose of reporting cash flows, cash and cash equivalents include cash on deposit and overnight investments.

 4. Loans Held for Sale, Net

   Mortgage, manufactured housing and home improvement loans held for sale, consisting primarily of loans secured by one to four family residential units, are carried at the lower of cost or market, computed by the aggregate method by asset type. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility, and if appropriate, previously accrued interest is reversed.

   Pursuant to the Master Forward Commitment and Services Agreement between IndyMac and IndyMac Operating, all loans purchased by IndyMac for which a real estate mortgage investment conduit ("REMIC")

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES transaction, securitization or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price for which the loans were acquired by IndyMac. The commitment price is therefore equal to fair value, which is the carrying value of the loans. At present, IndyMac does not sell any loans to entities other than IndyMac Operating.

 5. Loans Held for Investment, Net

   IndyMac purchases certain mortgage loans to be held for investment purposes. IndyMac may, pursuant to its forward commitment contract with IndyMac Operating, transfer loans held for sale to the "held for investment" designation. Such transfers are recorded at the lower of cost or market on the date of transfer. The resulting market discount is amortized to interest income over the estimated life of the loan using the interest method. Loans are classified as held for investment based on management's intent and ability to hold the loans for the foreseeable future.

   Premiums paid and discounts obtained on loans held for investment are recorded as an adjustment to the carrying amount of the loan and amortized to income over the estimated life of the loans using the interest method. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility, and if appropriate, previously accrued interest is reversed.

   Construction loans are carried at amortized cost. Construction loans include deferred loan fees and commissions paid, which are amortized over the life of the loans to interest income using a method which approximates the interest method. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.

 6. Collateral for Collateralized Mortgage Obligations

   Collateral for collateralized mortgage obligations ("CMO's"), consisting of mortgage loans and mortgage-backed securities, is carried at the outstanding principal balances, net of unamortized purchase discounts or premiums. Also included in collateral for CMO's are guaranteed investment contracts ("GIC's") held by CMO trustees and interest receivable related to the underlying loans and securities.

 7. Mortgage Securities

   Mortgage securities consist primarily of adjustable-rate agency securities, AAA rated senior securities, investment and non-investment grade securities, AAA rated interest-only securities, and residual securities. Fair value is estimated based on market quotes, when available, or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Such assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change.

   Unrealized gains and losses resulting from fair value adjustments on mortgage securities identified as available for sale are excluded from earnings and reported as a separate component of comprehensive income in shareholders' equity. IndyMac values AAA rated interest-only securities classified as available for sale by computing the present value of estimated future cash flows, using current estimates for prepayment rates, discounted at a market rate of return for an asset of similar duration. When available, market quotes are used to validate valuation assumptions. An impairment write-down to fair value is charged to earnings for those securities whose amortized cost exceeds the present value at the risk-free rate. IndyMac estimates future prepayment rates based upon current interest rate levels, collateral seasoning, and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES prepayment experience. Unrealized gains and losses from fair value adjustments on mortgage securities identified as trading are included in earnings.

   In October of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). This Statement required mortgage-banking enterprises to classify as trading securities any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also required mortgage-banking enterprises to classify mortgage-backed securities of loans previously held for sale, based on its ability and intent to hold the securities. IndyMac adopted SFAS 134 on December 31, 1998 and, as a result, reclassified all of its trading securities to available for sale. The fair value of the portfolio which was reclassified by IndyMac was $109.3 million.

 8. Allowance for Loan Losses

   IndyMac maintains an allowance for credit losses on its loan portfolios. Additions to the allowance are based on assessments of certain factors, including, but not limited to, estimated inherent losses on the loans, general economic conditions, and trends in portfolio volume, composition, borrower credit quality, maturity and delinquency. Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge off. Subsequent recoveries of items previously charged off are credited to the allowance.

 9. Real Estate Acquired In Settlement of Loans

   Real estate acquired in settlement of loans is initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for loan losses. Subsequent declines in value are charged to earnings.

 10. Collateralized Mortgage Obligations and Deferred Issuance Costs

   CMO's are carried at their outstanding principal balances, net of unamortized original issuance costs. Also included in CMO's is interest payable on the obligations. Issuance costs have been deferred and are amortized to interest expense over the estimated life of the CMO's using the effective interest method. Unamortized deferred issuance costs are included in other assets in IndyMac's consolidated balance sheets.

 11. Property, Equipment and Leasehold Improvements

   Property, equipment and leasehold improvements totaling $717,800 and $757,000 were included in other assets in the consolidated balance sheets at December 31, 1999 and 1998, respectively. Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Estimated service lives generally range from three to seven years. Leasehold improvements are amortized over the lesser of the life of the lease or the service lives of the improvements using the straight-line method. IndyMac capitalizes external direct costs of materials and services consumed in developing or obtaining internal-use computer software and salary costs relating to the respective employees' time spent on the software project during the application development stage.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

 12. Interest Rate Swap Agreements

   IndyMac utilizes interest rate swap agreements to mitigate interest rate risk inherent in a portion of its portfolio of loans held for investment. The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to interest expense for loans and securities sold under agreements to repurchase. The related amount payable to or receivable from counterparties is included in either other assets or accrued liabilities.

 13. Income Taxes

   Effective January 2000, IndyMac converted to a fully taxable entity. See Note P--Subsequent Events, for further information.

   During the years ended December 31, 1999, 1998, and 1997, IndyMac operated so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of IndyMac REIT's stock, requirements concerning distribution of taxable income, and certain restrictions on the nature of assets and sources of income. Among other things, a REIT must distribute at least 95% of its taxable income to its shareholders, the distribution of which may extend until timely filing of its tax return for its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. Accordingly, no provision for income taxes has been made for IndyMac. If in any tax year IndyMac should not qualify as a REIT, it would be taxed as a corporation, and distributions to the shareholders would not be deductible in computing taxable income. If IndyMac were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years.

 14. Pro forma Earnings Per Share

   In accordance with Securities and Exchange Commission Staff Accounting Bulletin 55 ("the regulation"), historical net income for 1999 has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation. Pro forma earnings per share are similarly presented for the year ended December 31, 1999, reflecting the pro forma effect to the change in the Company's taxable structure to a fully taxable entity effective in January of 2000. Pro forma basic earnings per share are computed by dividing pro forma income available to common shareholders by the weighted average number of common shares outstanding. Pro forma diluted earnings per share takes into consideration common shares outstanding and potentially dilutive common shares, such as stock options. The Company's actual basic and diluted earnings per share for the year ended December 31, 1999 were $1.49 and $1.48, respectively; however, these are not representative of the Company's expected future earnings per share. In accordance with the regulation, historical net income per share is not presented, as it is not meaningful based upon the Company's conversion from a non-taxable REIT to a fully taxable entity effective January 2000. See Note P--Subsequent Events.

 15. Stock-Based Compensation

   The Company's stock compensation is provided to employees in accordance with the 1998 Plan, as amended which allows for the grant of various types of awards including, but not limited to, nonqualified stock options, incentive stock options, restricted stock awards, and stock bonuses to employees (including officers and directors) of IndyMac, IndyMac Operating, and their respective subsidiaries or affiliates and certain consultants or advisors to IndyMac, IndyMac Operating, and their respective subsidiaries or affiliates. Awards are granted based upon the fair market value of IndyMac's stock on the grant date.

   IndyMac accounts for stock awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which allows companies to continue to

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date.

 16. Recent Accounting Pronouncements

   In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company), with earlier adoption permitted. The Company is currently in the process of determining the impact of the adoption of SFAS 133 on its financial position and results of operations.

NOTE B--LOANS HELD FOR SALE, NET

   Substantially all of the loans purchased by IndyMac are fixed-rate and adjustable-rate nonconforming loans secured by first liens on single-family residential properties. Approximately 35.3% of the principal amount of loans held for sale at December 31, 1999 were collateralized by properties located in California. In 1999, IndyMac purchased loans held for sale with an aggregate principal balance of $5.9 billion and sold loans with an aggregate principal balance of $6.3 billion to IndyMac Operating.

NOTE C--OTHER LOANS, NET

   Mortgage loans held for investment, net at December 31, 1999 and 1998 were $869.2 million and $668.5 million, respectively. As of December 31, 1999, outstanding principal balances included $373.2 million of adjustable-rate prime and subprime loans, $202.8 million of fixed-rate prime and subprime loans, $105.6 million in manufactured housing loans, and $224.4 million of home improvement loans. As of December 31, 1998, outstanding principal balances included $427.2 million of adjustable-rate loans, $234.5 million of fixed-rate loans and $26.1 million in manufactured housing loans. The weighted average coupon on mortgage loans held for investment was 9.3% and 8.4% at December 31, 1999 and 1998, respectively. Included in mortgage loans held for investment at December 31, 1999 are $63.0 million of loans on which interest income was not accruing due to the non-performing status of such loans. Non-performing loans at December 31, 1998 totaled $39.3 million.

   IndyMac's construction lending program consists of CLCA which offers a variety of residential construction, land and lot loan programs for builders and IndyMac CLD which facilitates the purchase of a variety of consumer residential construction to permanent loans, land and lot loans through its B2B customers ("sellers"). The carrying amount of builder construction loans was $732.5 million and $799.7 million at December 31, 1999 and 1998, respectively. The carrying amount of consumer construction loans was $356.1 million and $468.7 million at December 31, 1999 and 1998, respectively. The weighted average coupon on construction loans was 9.2% and 8.7% as of December 31, 1999 and 1998, respectively.

NOTE D--ALLOWANCE FOR LOAN LOSSES

   IndyMac's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, delinquency trends and IndyMac's ongoing examination process. The allowance for loan losses of $53.7 million is considered adequate to cover losses inherent in the

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES loan portfolio at December 31, 1999. However, no assurance can be given that IndyMac will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses.

   The table below summarizes the changes to the allowance for loan losses:

                                                      1999      1998     1997
                                                    --------  --------  -------
                                                     (Dollars in thousands)
   Balance at January 1............................ $ 50,112  $ 26,682  $15,264
   Provision for the year..........................   16,446    35,892   18,622
   Charge-offs, net of recoveries..................  (12,812)  (12,462)  (7,204)
                                                    --------  --------  -------
   Balance at December 31.......................... $ 53,746  $ 50,112  $26,682
                                                    ========  ========  =======

NOTE E--MORTGAGE SECURITIES

   At December 31, 1999 and 1998, the Company's mortgage securities were comprised of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   AAA rated interest-only securities........................ $332,364 $132,163
   AAA rated senior securities...............................   46,871    6,621
   Agency securities.........................................   39,808   37,047
   Other investment grade securities.........................   12,200        9
                                                              -------- --------
     Total investment grade securities.......................  431,243  175,840
   Non-investment grade residual securities..................   37,230   58,083
   Other non-investment grade securities.....................    2,758    1,109
                                                              -------- --------
     Total non-investment grade securities...................   39,988   59,192
                                                              -------- --------
     Total mortgage securities............................... $471,231 $235,032
                                                              ======== ========

   Contractual maturities of the mortgage securities generally range from 10 to 30 years. As of December 31, 1999 and 1998, substantially all of IndyMac's mortgage securities were pledged as collateral for loans and securities sold under agreements to repurchase. The following table summarizes the amortized cost and estimated fair value of mortgage securities classified as available for sale as of December 31, 1999 and 1998.

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                                (Dollars in
                                                                thousands)
   Amortized cost........................................... $458,578  $253,398
   Gross unrealized gains...................................   37,325       317
   Gross unrealized losses..................................  (24,672)  (18,683)
                                                             --------  --------
   Estimated fair value..................................... $471,231  $235,032
                                                             ========  ========

   IndyMac Operating sold $204.1 million of AAA rated interest-only securities to IndyMac at the close of business on December 31, 1999, recognizing a pre-tax gain of $17.1 million ($9.8 million net of tax). This transaction is reported in the separate financial statements of IndyMac, Inc., however is eliminated in the equity in earnings of IndyMac, Inc. and has no impact on the consolidated earnings of IndyMac.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   Prepayment speed assumptions used to value the Company's AAA rated interest-only securities portfolio are based primarily on historical experience, and market expectations developed from collateral coupon and seasoning. At December 31, 1999, the average constant prepayment rate assumption approximated 11.5%, and weighted average discount rates ranged from 11% to 14%. The actual constant prepayment rate was 10.5% for the month of December.

   The fair value for IndyMac's residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and using current expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. IndyMac maintains a model that evaluates the default rate and severity of loss on the residual securities' collateral, considering such factors as loss experience, delinquencies, loan to value ratio, borrower credit scores and property type. As of December 31, 1999, the weighted average discount rate was 20%, the average constant prepayment rate approximated 30%, and the annual loss rate was 1.3%.

   The change in net unrealized holding gains (losses) on trading securities totaling $(14.3) million and $2.2 million were included in net earnings during the years ended December 31, 1998 and 1997, respectively. There were no trading securities during the year ended December 31, 1999.

NOTE F--COLLATERAL FOR COLLATERALIZED MORTGAGE OBLIGATIONS

   Collateral for CMO's consists primarily of fixed-rate mortgage loans, secured by first liens on single-family residential real estate, and mortgage-backed securities. All principal and interest collected from the collateral is remitted to a trustee and, together with any reinvestment income earned thereon, is available for payment on the CMO's. Credit risk on the mortgage loans is reduced to an extent, under a pool insurance policy provided by a private mortgage insurer on certain of the CMO's. Furthermore, IndyMac's mortgage-backed securities pledged to secure CMO's are guaranteed as to the repayment of principal and interest of the underlying mortgages by Freddie Mac. The maximum amount of credit risk related to IndyMac's investment in mortgage loans included in collateral for CMO's is equal to the outstanding principal balance of the mortgage loans plus accrued interest.

   The weighted average coupon on collateral for CMO's was 7.0% and 7.6% at December 31, 1999 and 1998, respectively.

NOTE G--BORROWINGS

   IndyMac's borrowings consisted of the following at December 31, 1999 and 1998:

                                                           1999       1998
                                                        ---------- ----------
                                                             (Dollars in
                                                             thousands)
   Loans and securities sold under agreements to
    repurchase......................................... $2,018,010 $2,942,270
   Syndicated bank lines...............................    513,339    659,279
   Commercial paper conduit............................    190,001    184,000
                                                        ---------- ----------
                                                        $2,721,350 $3,785,549
                                                        ========== ==========

 Loans and securities sold under agreements to repurchase

   In May of 1999, the Company renewed a repurchase facility with Merrill Lynch, Pierce, Fenner & Smith, Inc. and certain of its affiliates, in an aggregate committed principal amount of $1.5 billion, and uncommitted amounts to be determined upon mutual agreement. The agreement is committed for a period of at least two years from the date of execution and currently permits the Company to finance its prime and subprime lending

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES operations, mortgage portfolio, warehouse lending, construction lending and manufactured housing lending assets and operations. The repurchase facility carries a floating rate of interest based on the London Interbank Offered Rates ("LIBOR"), plus an applicable margin, which varies by the type of asset financed. The Company is permitted to borrow additional uncommitted amounts under this repurchase facility. As of December 31, 1999, the total balance of outstanding loans from Merrill Lynch was $1.4 billion, of which $1.3 billion were outstanding borrowings by IndyMac.

   In September of 1999, the Company renewed a repurchase facility with PaineWebber Real Estate Securities, Inc. in an aggregate principal amount of $500 million. Such repurchase facility is committed for a two-year period from the date of execution and currently permits the Company to finance its prime and subprime lending operations, warehouse lending, consumer construction and mortgage portfolio assets and operations. Such repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by the type of repurchase facility. The Company is permitted to borrow additional uncommitted amounts under this repurchase facility. As of December 31, 1999, the total balance of outstanding loans from PaineWebber Real Estate Securities, Inc. was $494.9 million, of which $404.4 million were outstanding borrowings by IndyMac.

   In January of 1999, the Company entered into a one-year committed repurchase facility with Morgan Stanley Mortgage Capital Inc. in an aggregate principal amount of $500 million. In December of 1999, this facility was renewed and extended for an 18-month period. This repurchase facility finances the Company's prime and subprime mortgage portfolio assets, consumer business-to-business operations and home improvement portfolio. The repurchase facility carries a floating rate of interest based on LIBOR, plus an applicable margin, which varies by type of asset financed. As of December 31, 1999, the total balance of outstanding loans from this repurchase facility was $223.4 million.

   At December 31, 1999, substantially all of the Company's mortgage loans, manufactured housing loans, home improvement loans, and revolving warehouse lines of credit were pledged to secure the Company's borrowings under repurchase facilities. The amount outstanding at December 31, 1999 under IndyMac's repurchase facilities was $2.0 billion. These facilities generally reprice on an overnight to one month basis.

   IndyMac Operating may borrow under each of the Company's agreements as a co-borrower. As a condition of this co-borrower agreement, IndyMac obtains from IndyMac Operating a guarantee fee equal to 75 basis points. As of December 31, 1999, IndyMac Operating had $170.8 million outstanding under repurchase agreements.

   These repurchase agreements bear interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. For the years ending December 31, 1999 and 1998, the weighted average borrowing rate on these repurchase agreements was 5.7% and 6.0%, respectively. None of the counterparties is affiliated with the Company. At December 31, 1999, the Company was in compliance with all material representations, warranties and covenants under its repurchase agreements.

 Revolving Credit Facility

   In May of 1995, the Company entered into a two-year committed credit facility with a syndicate of nine commercial banks led by First Union National Bank. This facility primarily finances mortgage loans, construction loans, and mortgage servicing rights. The interest rates under this credit facility are based, at the Company's election, on LIBOR or the federal funds rate, plus an applicable margin, which varies by the type of asset financed. In February of 1998, the Company amended this facility, by among other things, increasing the available committed borrowings from $500 million to $900 million, expanding the types of collateral which can be financed thereunder and extending the term of the commitment to February of 2001. For the years ending

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

December 31, 1999 and 1998, the weighted average borrowing rate under this facility was 5.6% and 6.0%, respectively. At December 31, 1999, the Company was in compliance with all material representations, warranties and covenants under this revolving credit facility. IndyMac Operating may borrow under this facility as a co-borrower. As of December 31, 1999, the Company had $602.4 million outstanding in borrowings under this facility, of which $513.3 million were outstanding borrowings by IndyMac.

 Commercial Paper Conduit

   In December of 1998, IndyMac entered into a $200 million commercial paper conduit facility with Bank of America (formerly NationsBank). This facility finances residential builder construction loans at a floating interest rate based on the prevailing commercial paper market. The amount outstanding at December 31, 1999 was $190.0 million. For the year ending December 31, 1999 the weighted average borrowing rate under this facility was 6.0%. This facility expired in March of 2000, at which time it was renewed through March of 2001.

   At December 31, 1999 and 1998, the Company had commitment fees totaling $3.7 million and $2.5 million, respectively, net of accumulated amortization of $3.9 million and $2.0 million. IndyMac amortizes these fees over the contractual life of its borrowings.

NOTE H--COLLATERALIZED MORTGAGE OBLIGATIONS

   Collateralized mortgage obligations are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMO's, the pledged collateral is held in the custody of trustees. The trustees collectively also held investments in GIC's amounting to $0.9 million and $2.1 million on the CMO collateral as of December 31, 1999 and 1998, respectively, as additional collateral which is legally restricted to use in servicing the CMO's. The trustees collect principal and interest payments on the underlying collateral, reinvest such amounts in the GIC's, and make corresponding principal and interest payments on the CMO's to the bondholders. Each series is subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series may occur earlier than its stated maturity, which ranges from the year 2000 to the year 2025.

   The weighted average coupon on CMO's was 7.0% and 7.2% at December 31, 1999 and 1998, respectively. IndyMac's investment in CMO residuals amounted to $6.6 million and $21.6 million at December 31, 1999 and 1998, respectively.

NOTE I--SENIOR UNSECURED NOTES

   In October of 1995, the Company completed the private placement of senior unsecured notes in the aggregate amount of $60.5 million with certain institutional lenders. The notes bear interest at 8.9% and mature October 15, 2002. The notes require principal repayment in three equal installments of $20.2 million on October 15 in each of 2000, 2001 and 2002. The notes are carried net of discount and issuance costs which are amortized to interest expense over the life of the notes using the interest method. The effective interest rate on the notes, including discount and costs of issuance, is 9.2%.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE J--PRO FORMA EARNINGS PER SHARE

   The following is a reconciliation of the numerator and denominator of the pro forma basic and pro forma diluted earnings per share calculation for the year ended December 31, 1999.

                                            Pro forma     Average     Pro forma
                                            Earnings      Shares      Per Share
                                           (Numerator) (Denominator)   Amount
                                           ----------- ------------- -----------
                                           (unaudited)               (unaudited)
                                           (In thousands, except per share data)
   Basic pro forma earnings...............   $67,556      77,596        $0.87
   Effect of options......................       --          694         (.01)
                                             -------      ------        -----
   Diluted pro forma earnings.............   $67,556      78,290        $0.86
                                             =======      ======        =====

   Antidilutive options totaling 1.1 million shares were not included in the calculation of pro forma diluted earnings per share for the year ended December 31, 1999.

NOTE K--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following table presents the estimated fair values of the various classes of financial instruments held by IndyMac as of December 31, 1999 and 1998. The estimated fair value amounts have been determined by IndyMac using available market information and valuation methods that the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

                                     December 31, 1999     December 31, 1998
                                   --------------------- ---------------------
                                    Carrying  Estimated   Carrying  Estimated
                                     Amount   Fair Value   Amount   Fair Value
                                   ---------- ---------- ---------- ----------
                                             (Dollars in thousands)
   Assets:
     Loans held for sale.........  $  615,243 $  615,243 $1,555,656 $1,555,656
     Loans held for investment...     869,213    877,591    668,523    698,700
     Residential construction and
      income property loans......   1,228,789  1,228,789  1,447,203  1,447,203
     Warehouse lines of credit...     241,123    241,123    443,946    443,946
     Mortgage securities
      available for sale.........     471,231    471,231    235,032    235,032
     Collateral for CMO's........      88,973     87,472    162,726    166,035
   Liabilities:
     Loans and securities sold
      under agreements to
      repurchase.................   2,018,010  2,018,010  2,942,270  2,942,270
     Syndicated bank lines and
      commercial paper conduit...     703,340    703,340    843,279    843,279
     Collateralized mortgage
      obligations................      82,434     80,552    140,810    143,868
     Senior unsecured notes......      60,189     61,954     60,031     65,094
   Off-balance sheet gains
    (losses):
     Interest rate swaps.........         --         --         --        (186)

   The fair value estimates as of December 31, 1999 and 1998 are based on pertinent information available to management as of those dates. The estimates have not been comprehensively reevaluated or updated since those dates for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   The following describes the methods and assumptions used by IndyMac in estimating fair values:

   Loans Held for Sale. In connection with the Master Forward Commitment and Services Agreement between IndyMac and IndyMac Operating, mortgage loans originally purchased by IndyMac are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac.

   Loans Held for Investment. Fair value is estimated using either prices offered by the Company for similar types of loans or quoted market prices from dealers and brokers for similar types of loans.

   Residential Construction Loans, Income Property Loans, and Warehouse Lines of Credit. Fair values approximate the carrying amounts of each of the aforementioned assets due to their respective short-term nature or short-term repricing characteristics.

   Mortgage Securities Available for Sale. Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and prepayment expectations for securities with the same or similar characteristics.

   Collateral for Collateralized Mortgage Obligations. Fair value is estimated using either offer prices by the Company for similar types of loans or quoted market prices from dealers and brokers for loans and for securities backed by similar types of loans.

   Collateral for Collateralized Mortgage Obligations cannot be sold until the related obligations mature or are otherwise paid or redeemed. As a consequence, the aggregate market values indicated above may not be realizable. As a REIT, IndyMac's ability to sell these assets for a gain also is subject to restrictions under the Internal Revenue Code and any such sale may result in substantial and even punitive additional tax liability.

   Loans and Securities Sold Under Agreements to Repurchase, Syndicated Bank Lines, and Commercial Paper Conduit. Fair values approximate the carrying amounts for borrowings with remaining maturities of one year or less.

   Collateralized Mortgage Obligations. Fair value is estimated using cash flow analyses based on current interest rates and prepayment expectations.

   Senior Unsecured Notes. Fair values are estimated by discounting future cash flows using rates currently available to IndyMac for debt with similar terms and remaining maturities.

   Commitments to Purchase and Sell Loans. There is no fair value of commitments to purchase loans as all loans committed for purchase by IndyMac are committed for sale to IndyMac Operating at IndyMac's purchase price.

   Interest Rate Swaps. Fair value is estimated using discounted cash flow analyses based on current market yields for similar instruments and remaining maturities.

NOTE L--COMMITMENTS AND CONTINGENCIES

Acquisition

   In July of 1999, IndyMac announced that it had signed a definitive agreement to acquire SGV Bancorp, Inc. ("SGVB"), the holding company for First Federal Savings and Loan Association of San Gabriel Valley. SGVB is a Southern California-based, federally chartered savings and loan holding company whose savings and loan subsidiary had nine branches, $358.2 million in deposits, $489.8 million in assets, and 27,000 customer accounts as of December 31, 1999 (unaudited).

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   IndyMac will acquire SGVB in a cash purchase transaction for $25.00 per share, or $62.5 million, for all of the SGVB shares outstanding and subject to option. This price is subject to adjustment as a result of changes in the value of certain assets and liabilities of SGVB. The acquisition was approved by the shareholders of both IndyMac and SGVB on December 14, 1999 and is pending approval by the Office of Thrift Supervision ("OTS").

Financial Instruments

   In the normal course of business, IndyMac is a party to financial instruments with off-balance sheet risk. These financial instruments include short-term commitments to extend credit to borrowers which involve elements of credit risk. Additionally, IndyMac is exposed to credit losses in the event of nonperformance by counterparties to the various agreements associated with loan purchases. However, IndyMac does not anticipate nonperformance by such borrowers or counterparties. Unless noted otherwise, IndyMac does not require collateral or other security to support such commitments.

   IndyMac also uses interest rate swaps to help manage interest rate risk. While IndyMac does not anticipate nonperformance by the counterparties, the Company manages credit risk with respect to such financial instruments by entering into agreements with entities approved by senior management and initially having a long-term credit rating of single A or better (by one or more nationally recognized credit rating agencies) at the time the relevant swap is consummated. These entities are Wall Street firms having primary dealer status. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk with approved counterparties. The following types of commitments were outstanding at year-end:

   Commitments to Purchase and Sell Loans. As of December 31, 1999 and 1998, IndyMac had entered into commitments to purchase loans totaling $462.1 million and $498.4 million, respectively, subject to origination or acquisition of such loans by various approved originators. During the years ended December 31, 1999 and 1998, IndyMac purchased loans totaling $5.8 billion and $11.8 billion, respectively. As of December 31, 1999 and 1998, IndyMac had committed to sell $1.1 billion and $2.1 billion, respectively, of loans to IndyMac Operating. After the purchase and sale of the loans, IndyMac's exposure to credit loss in the event of nonperformance by the mortgagor is limited.

   Construction Lending Credit Commitments. As of December 31, 1999 and 1998, IndyMac had aggregate undisbursed construction loan commitments totaling $798.6 million and $1.1 billion, respectively. As of December 31, 1999, IndyMac had entered into various letters of credit totaling $25.3 million. To the extent these letters of credit were drawn, IndyMac would be obligated to reimburse the draws.

   Revolving Warehouse Credit Commitments. IndyMac's warehouse lending program provides secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the loans until they are sold to permanent investors. At December 31, 1999 and 1998, IndyMac had extended lines of credit under this program in the aggregate amount of $985.5 million and $1.1 billion, respectively, of which $279.0 million and $447.0 million, respectively, was outstanding (unpaid principal balance).

   Interest Rate Swap. As of December 31, 1998, IndyMac had one interest rate swap agreement with certain securities dealers with a combined notional amount of $25.0 million. The effect of this agreement is to convert a portion of short-term repurchase agreement financing to a medium-term fixed rate borrowing facility. IndyMac pays a weighted average fixed interest rate of 6.2% and receives a floating interest rate based on the one month LIBOR. This contract expired during 1999.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

Lease commitments

   IndyMac leases office facilities and equipment under lease agreements extending through 2003. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more are as follows:

                                                                     (Dollars
                                                                   in thousands)
   For the year ending December 31,
     2000.........................................................    $  833
     2001.........................................................       698
     2002.........................................................        62
     2003.........................................................         3
     2004.........................................................       --
     Thereafter...................................................       --
                                                                      ------
       Total minimum lease payments...............................    $1,596
                                                                      ======

   Rental expense, net of sublease income, for all operating leases was $1.6 million, $1.1 million, and $0.9 million in 1999, 1998, and 1997, respectively. In accordance with the Expense Allocation Agreement between IndyMac and IndyMac Operating, lease expense costs totaling $1.2 million and $0.9 million were allocated to IndyMac during 1999 and 1998, respectively.

NOTE M--BENEFIT PLANS

Stock Incentive Plans

   IndyMac has one stock incentive plan, the 1998 Stock Incentive Plan ("1998 Plan"), which provides for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, and stock bonuses to employees of the Company (including officers and directors). Options and awards are granted at the average market price of the Company's common stock on the date of grant, and vest over varying periods generally beginning at least one year from the date of grant, and expiring five or ten years from date of grant.

   Under the 1998 Plan, 287,786 restricted stock awards were granted during 1999 (of which 174,818 restricted stock awards were granted to IndyMac Operating employees during 1999), for a fair value of $3.4 million and a weighted average share price of $11.83. As of December 31, 1999 there were 699,745 awards outstanding. Awards forfeited during 1999 were 40,100. Paid-in capital in excess of par and unearned compensation was recorded for the fair value of the awards issued. Unearned compensation is being amortized to compensation expense over the vesting period, not exceeding five years, and is recorded as a reduction in shareholders' equity. Total compensation expense for IndyMac during 1999 related to these awards was $1,116,198.

   On December 14, 1998, the Company repriced 2,895,326 stock options. At this repricing date, approximately 50% of such stock options were repriced at $9.78 or fair value, 25% of such stock options were repriced at $12.22 or 125% of fair value, and the remaining 25% of such stock options were repriced at $14.67 or 150% of fair value. On January 26, 1999, the Company repriced an additional 242,252 stock options. At this repricing date, approximately 50% of such stock options were repriced at $11.16 or fair value, 25% of such stock options were repriced at $13.95 or 125% of fair value, and the remaining 25% of such stock options were repriced at $16.73 or 150% of fair value. Management believes such repricings were necessary to preserve the incentive originally intended, and were in response to the decline in the Company's stock price precipitated by

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES the market disruption in the fourth quarter of 1998, which negatively affected substantially all mortgage companies' stock prices. In accordance with the provisions of SFAS 123, the compensation cost of the repriced options, at the options' fair values, were included in the determination of pro forma earnings for 1999 and 1998 presented below.

   As of December 31, 1999, options to purchase 1,902,445 shares were exercisable. There were 3,712,251 shares reserved for options and future award grants outstanding under the plans as of December 31, 1999. Stock option transactions for the years ended December 31, 1999, 1998 and 1997, respectively, are summarized as follows:

                                                  Number of Shares
                                         -------------------------------------
                                           1999        1998       1997
                                         ---------  ----------  ---------
   Options outstanding at beginning of
    year...............................  3,160,524   2,610,791  1,493,839
     Options granted...................  2,365,670   4,833,200  1,517,969
     Options exercised.................   (159,938) (1,081,225)  (312,612)
     Options canceled..................   (433,738) (3,202,242)   (88,405)
                                         ---------  ----------  ---------
   Options outstanding at end of year..  4,932,518   3,160,524  2,610,791
                                         =========  ==========  =========

                                                             Weighted Average
                                                              Exercise Price
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
   Options outstanding at beginning of year............... $12.45 $20.03 $16.36
     Options granted......................................  11.18  16.26  22.51
     Options exercised....................................  11.13  18.18  14.33
     Options canceled.....................................  17.56  22.46  20.79
                                                           ------ ------ ------
   Options outstanding at end of year..................... $11.44 $12.45 $20.03

   The following summarizes information about stock options outstanding at December 31, 1999:

                                    Options Outstanding        Options Exercisable
                              -------------------------------- --------------------
                                           Weighted
                                            Average
                                Number     Remaining  Weighted   Number    Weighted
                              Outstanding Contractual Average  Exercisable Average
                               At Period     Life     Exercise  At Period  Exercise
   Range of Exercise Prices       End       (Years)    Price       End      Price
   ------------------------   ----------- ----------- -------- ----------- --------
   $9.78-$11.63............    3,180,684     4.59      $10.25     987,728   $ 9.95
   $12.22-$14.67...........    1,668,063     6.46       13.51     850,969    13.65
   $14.72-$23.94...........       83,771     8.35       16.75      63,748    17.01
                               ---------     ----      ------   ---------   ------
   $9.78-$23.94............    4,932,518     5.29      $11.44   1,902,445   $11.84
                               =========                        =========

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   Had compensation expense been recorded in accordance with SFAS 123, the Company's net after tax pro forma earnings and pro forma earnings per share would have been as follows for the year ended December 31, 1999:

                                                                       1999
                                                                   -------------
                                                                     (Dollars
                                                                   in thousands,
                                                                    except per
                                                                    share data)
   Pro Forma Net Earnings
     As reported..................................................    $67,556
     Adjusted.....................................................     66,425
   Pro Forma Basic Earnings Per Share
     As reported..................................................    $  0.87
     Adjusted.....................................................    $  0.86
   Pro Forma Diluted Earnings Per Share
     As reported..................................................    $  0.86
     Adjusted.....................................................    $  0.85

   Had compensation expense been recorded in accordance with SFAS 123, the impact to net earnings would have been a reduction of $3.7 million and $2.6 million for the years ended December 31, 1998 and 1997, respectively. The number of options granted to IndyMac Operating employees and included in the above calculation were 745,300, 1,618,291 and 438,589 for 1999, 1998, and
1997, respectively.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model modified to consider cash dividends to be paid. The following weighted average assumptions were used for grants in 1999, 1998, and 1997: dividend yield ranging from 0% to 8%; expected volatility ranging from 21% to 59%; risk-free interest rates ranging from 4.6% to 6.2% and expected lives for options granted of three years for each of the three years ended December 31, 1999. The average fair value of options granted during 1999, 1998 and 1997 was $2.27, $1.08 and $3.24, respectively.

Pension Plan

   In 1998, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. Employees with one or more years of service are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years service. The Company's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

   The changes in Plan assets during 1999 consisted of the actual return on assets of $102 thousand, and employer contributions of $227 thousand, for a net fair value of $329 thousand at December 31, 1999.

   Changes in the benefit obligation were as follows:

                                                                  Year ended
                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
                                                                   (Dollars
                                                                in thousands)
   Benefit obligation, beginning of year....................... $   488  $  247
   Service cost................................................     267     157
   Interest cost...............................................      38      17
   Actuarial (gain) loss.......................................    (116)     67
                                                                -------  ------
   Benefit obligation, end of year............................. $   677  $  488
                                                                =======  ======

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   Reconciliations of funded status were as follows:

                                                                 Year ended
                                                                December 31,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
                                                                  (Dollars
                                                                in thousands)
   Funded status............................................... $ (348) $ (488)
   Unamortized prior service cost..............................    221     234
   Unrecognized net actuarial (gain) loss......................   (145)     67
                                                                ------  ------
   Accrued pension cost........................................ $ (272) $ (187)
                                                                ======  ======

   Net periodic expense for the Plan was as follows:

                                                                  Year ended
                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                   (Dollars
                                                                 in thousands)
   Service cost................................................. $  267  $  157
   Interest cost................................................     38      17
   Expected return on assets....................................     (9)    --
   Amortization of prior service cost...........................     13      13
   Recognized net (gain) loss...................................      4     --
                                                                 ------  ------
   Net periodic expense......................................... $  313  $  187
                                                                 ======  ======

   Weighted average assumptions used in accounting for the Plan were as follows:

                                                                       Year
                                                                       ended
                                                                     December
                                                                        31,
                                                                     ----------
                                                                     1999  1998
                                                                     ----  ----
   Assumed discount rate............................................ 7.50% 6.75%
   Rate of compensation increase.................................... 4.00% 4.00%
   Expected return on assets........................................ 8.00% 8.00%

Contribution Plan

   In 1997, IndyMac adopted a defined contribution plan (the "401(k) Plan") covering substantially all of its employees. Employees with one or more years of service may contribute up to 16% of annual compensation to a maximum of $10,000 of pre-tax annual compensation. IndyMac may determine, at its discretion, employer matching contributions to be made.

NOTE N--RELATED PARTY TRANSACTIONS

   IndyMac Operating has a revolving credit facility and term borrowings up to one year with IndyMac whereby funds are advanced to IndyMac Operating primarily to finance assets in which IndyMac Operating invests. As of December 31, 1999 and 1998, advances due to IndyMac from IndyMac Operating totaled $34.0 million and $196.2 million, respectively. Such advances bear interest at rates indexed to the London InterBank Offering Rate. Interest charged on advances by IndyMac to IndyMac Operating was at a rate of 9.5% at December 31, 1999 and 9.3% at December 31, 1998.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   On July 1, 1997, IndyMac and Countrywide Credit Industries, Inc. ("CCR") completed a transaction whereby IndyMac acquired all of the outstanding stock of its manager, Countrywide Asset Management Corporation ("CAMC"), from CCR in exchange for 3,440,860 new shares of common stock of IndyMac and became self-managed. IndyMac accounted for this merger as the settlement of its management contract for accounting purposes, which resulted in a non-recurring charge of $76 million. For tax purposes, the transaction represents a tax-free exchange of shares with CCR; accordingly, the transaction did not have a material effect on IndyMac's taxable income.

   Prior to July 1, 1997, IndyMac operated under an agreement (the "Management Agreement") with CAMC (the "Manager" or "CAMC") to advise IndyMac on various facets of its business and manage its operations, subject to review and supervision by the outside directors on IndyMac's Board of Directors. The Manager had entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for IndyMac as the Manager deemed necessary. For performing these services, the Manager received (1) a base management fee of 0.125% per annum of average invested mortgage-related assets not pledged to secure CMO's and excluding loans held for sale, (2) a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit, and (3) incentive compensation equal to 25% of the amount by which IndyMac's annualized return on equity exceeded the ten-year U.S. Treasury Rate plus 2%. IndyMac paid management fees totaling $4.4 million for the year ended December 1997. Prior to July 1, 1997, the Manager incurred many of the operating expenses of the Company, including personnel and related expenses, subject to full reimbursement by the Company.

   The Company's B2B operations are primarily conducted by IndyMac Operating and all other operations are primarily conducted by IndyMac. Accordingly, IndyMac Operating incurs the majority of the B2B operation's costs and IndyMac incurs the other operations' costs.

   Prior to July 1, 1997, the Company reimbursed CHL for direct and indirect expenses incurred by CHL on behalf of the Company. Total expenses incurred by CHL during the six months ended June 30, 1997 included data processing costs of $1.0 million, occupancy costs of $0.9 million and personnel costs of $50,000. Data processing and personnel charges were allocated on the basis of the number of employees. Occupancy charges were allocated on the basis of square footage occupied by the Company. The majority of these expenses were allocated to IndyMac Operating as they related primarily to the Company's B2B operations.

   As part of its acquisition of CAMC, the Company entered into a Cooperation Agreement with CCR whereby certain services previously provided to the Company by CCR and its affiliates would be provided during a transition period. The Cooperation Agreement specifies certain costs for the Company to pay CCR for services during the transition period. Between July 1, 1997 and December 31, 1997, the Company incurred $2.2 million of charges from CCR and its affiliates associated with the Cooperation Agreement. In 1999 and 1998, total expenses incurred under the Cooperation Agreement were $253,100 and $421,000, respectively. IndyMac incurred certain other expenses in 1999 and 1998 related to telephone usage and equipment, and delivery services of $811,400 and $1.1 million, respectively.

   During 1999 and 1998, IndyMac purchased approximately $50,000 and $418.4 million respectively, in non-conforming mortgage loans from CHL.

   In 1987 and 1993, IndyMac entered into servicing agreements appointing CHL as servicer of pools of mortgage loans collateralizing three series of CMO's with outstanding balances of approximately $24.3 million at December 31, 1999. CHL is entitled to an annual fee of up to 0.32% of the aggregate unpaid principal balance of the pledged mortgage loans. Servicing fees received by CHL under such agreements were approximately $74,000, $132,000 and $186,000 in 1999, 1998 and 1997, respectively.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   CHL is a wholly-owned subsidiary of CCR, a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (symbol: CCR). CCR owned 3,090,860 shares, or 4.1%, of IndyMac's outstanding common stock at December 31, 1999. CHL owns all of the common stock and has a 1% economic interest in IndyMac Operating. See discussion of IndyMac's buyout of CHL's stock in "Note P--Subsequent Events."

   At December 31, 1999 and 1998, the Company had $9.6 million and $10.0 million, respectively, in notes receivable from directors and employees of the Company. Of these amounts, $1.4 million and $1.7 million were secured by stock held in the directors/employees names at December 31, 1999 and 1998, respectively. The remaining balances of $8.2 million and $8.3 million at December 31, 1999 and 1998, respectively, were unsecured. These unsecured notes were primarily related to the Company's Chairman and Vice Chairman of the Board of Directors, and were personally guaranteed by such persons. These notes bear interest at the applicable federal rate, payable at various terms over 5 to 20 years.

   The Company, through CLCA, has from time to time made loans to builders of residential construction projects, secured by real property, purchased by such builders from a company doing business as Loeb Enterprises, LLC, in which IndyMac's chairman and former chief executive officer, Mr. David S. Loeb, is a major investor together with his family. The non-family executive managers of Loeb Enterprises, LLC, who run the day-to-day operations of Loeb Enterprises, LLC, own approximately 26.6% of the equity and profits of that company. Each project is part of a master planned community that includes various amenities, being developed by Loeb Enterprises, LLC. In connection with two of the real property sales transactions between Loeb Enterprises, LLC and the builders to which CLCA has made construction loans, Loeb Enterprises, LLC has accepted a second mortgage from each builder to partially finance each builder's purchase of real property. As part of CLCA's credit review of each project with a second mortgage, the amount of the second mortgage was considered a part of the equity of the builder in the project. In each case, the second mortgage is subordinate to CLCA's financing facility, although both the CLCA financing facility and the second mortgage are paid down on a unit-by-unit basis.

   In the case of each project financed by CLCA, the builder is not affiliated with either the Company or Loeb Enterprises, LLC, the general risk characteristics of the construction loan are comparable to those for similar projects funded by CLCA, and the construction loan facility between CLCA and the builder has been negotiated at arms length on terms consistent with those of similar loans made by CLCA to other unaffiliated builders. Moreover, each credit facility has been approved by the disinterested members of the Board of Directors of IndyMac.

   As of December 31, 1999, CLCA had extended eight construction loan facilities to builders secured by property originally purchased from Loeb Enterprises, LLC, with total dollar commitments of $24.1 million, and total loans outstanding of $15.4 million. Loeb Enterprises, LLC, has posted a bond for the completion of certain infrastructure improvements, such as arterial roads, drainage, and utilities in the portion of the master planned community in which builders are currently building, and these improvements have been substantially completed. In addition, the builders are contractually responsible to the city of Sparks, Nevada for certain other improvements such as roads, drainage, and utilities, within the specific subdivisions of property they have purchased.

   In addition to the foregoing loans, in May of 1998, CLCA made a land and water rights acquisition loan, secured by among other things approximately 42,000 acres of real property, to Coyote Springs Investment LLC, a Nevada limited liability company, in which Mr. Loeb and his wife hold a 45% interest and for which Mr. Loeb acts as a managing member. The remaining 55% interest in the limited liability company is held by members who are not affiliated with Mr. Loeb or IndyMac. The loan is personally guaranteed by Mr. Loeb and his wife. The property is intended to be used by the limited liability company to develop a master planned community.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

The loan was negotiated at arms length, and the general risk characteristics of the loan are comparable to other loans funded by CLCA. Under the terms of the loan, interest is paid monthly, with annual scheduled principal reductions. The original principal loan amount was $11.2 million of which $10.3 million remained outstanding at December 31, 1999. The primary source of repayment of the loan is derived from the income generated from the sale of water rights to a local municipality. The terms of the loan have been disclosed to and approved by the disinterested members of the Board of Directors of IndyMac.

NOTE O--SEGMENT REPORTING

   IndyMac's reportable operating segments include Mortgage Banking, Investments and Lending.

   The Mortgage Banking segment purchases conforming, jumbo and non-conforming mortgage loans from B2B originators of mortgage loans, funds loans directly to consumers through LoanWorks/LoanTown (a division of IndyMac Operating), and, to a lesser extent, finances manufactured housing loans and home improvement loans. Mortgage loans purchased by IndyMac are generally committed for sale and sold to IndyMac Operating pursuant to the terms of a Master Forward Commitment and Services Agreement. These loans are then securitized through the issuance of mortgage-backed securities in the form of REMICs, or resold in bulk whole loan sales to permanent investors. The Mortgage Banking segment's primary source of income is the net spread between interest earned on loans and the interest cost associated with the borrowings used to finance such loans pending their sale to IndyMac Operating.

   The Investment segment invests in residential loans and securities on a long-term basis. The Investment segment's principal source of income is the net spread between interest earned on residential loans held for investment and on mortgage securities and the interest cost associated with the borrowings used to finance such assets.

   The Lending segment offers a variety of residential construction, land and lot loan programs for builders and developers and B2B customers through CLCA and CLD. This segment also engages in secured warehouse lending operations. The Lending segment's principal source of income is the net spread between the interest earned on loans and the interest cost associated with the borrowings used to finance such loans.

   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the segment reporting data includes allocations of certain income and expense accounts of IndyMac in order to present to the reader the operating segments as reviewed and managed by the Company's chief operating decision maker.

   Through December 31, 1999, IndyMac Operating was accounted for by IndyMac in a method similar to the equity method. At December 31, 1999, the total investment by IndyMac in IndyMac Operating was $125.4 million. For the year ended December 31, 1999 IndyMac Operating contributed earnings of $2.1 million to IndyMac.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   Segment information for the years ended December 31, 1999, 1998, and 1997 was as follows:

                             Mortgage
                             Banking   Investments   Lending   Adjustment Consolidated
                            ---------- -----------  ---------- ---------- ------------
                                             (Dollars in thousands)
   1999
     Net interest income... $   43,321 $   23,130   $   74,015  $ 20,525   $  160,991
     Net revenues..........     30,069     30,646       67,180    22,634      150,529
     Net earnings..........     29,154     27,371       36,770    22,634      115,929
     Assets as of December
      31, 1999............. $  725,493 $1,369,546   $1,506,130  $125,353   $3,726,522
   1998
     Net interest income... $   56,942 $   22,619   $   76,524  $ 17,381   $  173,466
     Net revenues
      (expenses)...........     44,713    (13,719)      72,933   (40,851)      63,076
     Net earnings (loss)...     41,462    (16,888)      50,067   (40,851)      33,790
     Assets as of December
      31, 1998............. $1,617,588 $1,059,112   $2,091,562  $ 82,890   $4,851,152
   1997
     Net interest income... $   34,095 $   29,360   $   44,999  $ 10,075   $  118,529
     Net revenues..........     37,040     17,248       43,859    28,489      126,636
     Net earnings (loss)...     33,466     13,878       24,462   (47,511)      24,295
     Assets as of December
      31, 1997............. $1,514,374 $2,663,093   $1,485,928  $185,715   $5,849,110

NOTE P--SUBSEQUENT EVENTS

   During 1999, IndyMac's Board of Directors and shareholders approved the termination of its income tax status as a REIT, effective January 2000. As a result of conversion to a fully taxable status, an after tax gain and related deferred tax asset of $36.1 million was recorded in January 2000. In addition, the Company's $393.1 million and $577.8 million balance of cumulative earnings and distributions in excess of earnings, respectively, were closed against additional paid-in capital. As a fully taxable entity, IndyMac will no longer be required to distribute 95% of its taxable income to its shareholders, but will be taxed on its earnings at a combined federal and state effective rate of 42%. This taxable structure will provide the Company with the ability to support its lending and securitization businesses with a more stable and diverse funding base, grow through reinvestment of its retained earnings and create new product marketing opportunities.

   During January of 2000, IndyMac purchased all of IndyMac Operating's outstanding common stock, which was held by CHL, for $1.8 million. CHL's minority interest investment of 1% in IndyMac Operating as of the effective date of the purchase was $922,300. During the three years ended December 31, 1999, IndyMac's investment in IndyMac Operating was accounted for under a method similar to the equity method. As IndyMac will own 100% of the outstanding common and preferred stock of IndyMac Operating subsequent to the buyout of CHL's common stock, IndyMac will use the consolidation method of accounting for its investment in IndyMac Operating beginning January of 2000.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

   Following is a pro forma of the consolidated income statements of IndyMac as (1) a fully taxable entity and (2) if IndyMac REIT had 100% ownership of IndyMac Operating and had accounted for IndyMac Operating using the consolidation method of accounting beginning January 1, 1999:

                                                 (1)             Consolidated
                                                Fully     (2)     Pro forma
                                               Taxable   Buyout     Income
                                                Entity   of CHL   Statement
                                               -------- -------- ------------
   Net interest income before provision for
    loan losses............................... $160,991 $  5,621   $166,612
   Net revenues...............................  150,529  115,961    266,490
   Net earnings...............................  115,929
   Pro forma provision for income taxes.......   48,373
   Pro forma net earnings.....................   67,556      120     67,676
   Basic earnings per share................... $   0.87 $   0.00   $   0.87
   Diluted earnings per share................. $   0.86 $   0.00   $   0.86

   Had IndyMac REIT owned 100% of IndyMac Operating's common and preferred stock at January 1, 1998, net interest income before provision for loan losses, net revenues, and net earnings would have been $172.2 million, $132.3 million, and $33.2 million, respectively during the year ended December 31,1998.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTE Q--QUARTERLY FINANCIAL DATA--UNAUDITED

   Selected quarterly financial data follows for the years ended December 31, 1999 and 1998:

                                           Three Months Ended
                                -----------------------------------------
                                March 31 June 30 September 30 December 31
                                -------- ------- ------------ -----------
                                 (Dollars in thousands, except per share
                                                  data)
   1999
     Net revenues.............. $32,780  $36,725   $40,194     $ 40,830
     Pro forma net earnings....  12,588   15,893    19,019       20,056
     Pro forma earnings per
      share(1):
       Basic................... $  0.16  $  0.20   $  0.24     $   0.27
       Diluted.................    0.16     0.19      0.23         0.26
     Dividends declared per
      share....................    0.38     0.38      0.60          --
   1998
     Net revenues.............. $39,037  $42,824   $46,140     $(64,925)
     Net earnings (loss).......  32,564   35,932    39,023      (73,729)
     Dividends declared per
      share....................    0.50     0.53      0.38         0.38

--------
(1) Pro forma earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly pro forma earnings per share may not equal the total for the year.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                   SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1999
                             (Dollars in thousands)

                         Column A  Column B  Column C      Column D        Column E      Column F
                         --------- -------- ---------- ---------------- --------------- -----------
                                               Face    Principal Amount
Range of                                    Amount of  of Loans Subject
Carrying                                    Mortgages   to Delinquent      Amount of     Range of
Amounts of               Number of  Prior      (1-       Principal or   Mortgages Being  Interest
Mortgages                Loans(1)  Liens(1)  5)(7)(9)    Interest(1)    Forclosed(1)(8) Rates(1)(6)
----------               --------- -------- ---------- ---------------- --------------- -----------
$ 0-50..................   1,417            $   49,254     $ 1,518          $   977     6.88-18.99
51-100..................   1,954               147,111       7,576            5,821     6.75-15.00
101-150.................   1,411               175,431      11,742           10,137     4.75-14.25
151-200.................     869               152,091      11,936            9,910     5.25-12.13
201-250.................     765               173,237       7,378            4,664     5.38-14.00
251-300.................     528               145,231       3,077            2,227     6.50-14.00
301-350.................     284                91,928       3,565            3,256     6.38-12.63
351-400.................     188                70,842       2,634            1,528     7.00-11.00
401-450.................      82                35,195         850              850     6.50-14.00
451-500.................      67                32,052       1,905            2,371     6.63-11.50
501-550.................      41                21,760         547              547     6.50-10.13
551-600.................      44                25,455       1,138              570     7.25-11.13
601-650.................      29                18,369       2,487            3,109     6.63-11.75
651-700.................      11                 7,485         --               --      7.38-10.00
701-750.................       6                 4,417         --               --      7.25- 9.25
751-800.................      11                 8,573         --               --      7.25-11.00
801-850.................      10                 8,325         --               840     7.25-11.00
851-900.................      11                 9,617       1,763            1,793     7.50-10.25
901-950.................       9                 8,364         --               --      7.13-11.13
951-1,000...............      28                27,488         960              960     6.25-10.63
over 1,000..............      62      --       109,121       8,703              --      7.25-11.25
                           -----     ---    ----------     -------          -------
                           7,827      --    $1,321,346     $67,779          $49,560

--------
(1) The above amounts are for the Company including both IndyMac and IndyMac Operating.
(2) All mortgage loans are fixed or adjustable-rate, conventional mortgage loans secured by single (one-to-four) family residential properties with initial maturities of 15 to 30 years.
(3) Total mortgage loans were comprised of $660,207 of mortgage loans held for sale, $576,005 of mortgage loans held for investment, and $85,134 of whole loans pledged as collateral for CMO's.
(4) Information with respect to the geographic breakdown of first mortgages on single family residential housing as of December 31, 1999 is as follows:
    California 43% with no other state comprising more than 10%.
(5) The aggregate cost for federal income tax purposes is $1,321,346.
(6) Interest earned on mortgages by range of carrying amounts is not reasonably obtainable.
(7) $50 thousand of mortgage loans purchased during 1999 were acquired from CHL, an affiliate of the Company.
(8) Of the total amount of mortgages being foreclosed, $40,088 is related to mortgage loans held for investment, $9,018 is related to mortgage loans held for sale and $454 is related to collateral for CMO's.

                                               The Company          IndyMac Only
                                           -------------------- --------------------
(9) Balance at beginning of period/1/....            $2,040,702           $1,922,553
      New mortgage loans.................             5,808,288            5,808,288
                                                     ----------           ----------
                                                      7,848,990            7,730,841
   Deductions during period:
      Sales of mortgage loans............  6,131,364            6,088,290
      Collections of principal...........    396,280  6,527,644   364,491  6,452,781
                                           --------- ---------- --------- ----------
  Balance at close of period.............            $1,321,346           $1,278,060
                                                     ==========           ==========

--------
/1/ Balances exclude home improvement loans.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
IndyMac, Inc.

   We have audited the accompanying consolidated balance sheets of IndyMac, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

Los Angeles, California
March 10, 2000

                         INDYMAC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          --------  ----------
ASSETS
Loans held for sale, net
  Mortgages--prime....................................... $ 39,138  $   90,855
  Mortgages--subprime....................................    4,458      18,539
  Manufactured housing...................................      --       27,684
  Home improvement.......................................      --       73,008
                                                          --------  ----------
                                                            43,596     210,086
Mortgage securities available for sale...................  179,355     398,094
Treasury securities available for sale...................      --      302,313
Mortgage servicing rights................................  140,309     127,229
Other assets.............................................   60,582      65,074
                                                          --------  ----------
    Total assets......................................... $423,842  $1,102,796
                                                          ========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans and securities sold under agreements to
 repurchase.............................................. $170,753  $  697,406
Syndicated bank lines....................................   89,139      89,139
Due to IndyMac Mortgage Holdings, Inc....................   34,046     196,154
Accounts payable and accrued liabilities.................   37,675      35,714
                                                          --------  ----------
    Total liabilities....................................  331,613   1,018,413
Shareholders' equity
  Series A preferred stock--authorized, 10,000 shares of
   $.05 par value; issued and outstanding, 9,900 shares..      --          --
  Common stock--authorized, 10,000 shares of $.01 par
   value; issued and outstanding, 100 shares.............      --          --
  Additional paid-in capital.............................  108,770     108,116
  Accumulated other comprehensive loss...................   (5,272)       (414)
  Cumulative earnings....................................   13,731       1,681
  Cumulative distributions to shareholders...............  (25,000)    (25,000)
                                                          --------  ----------
    Total shareholders' equity...........................   92,229      84,383
                                                          --------  ----------
    Total liabilities and shareholders' equity........... $423,842  $1,102,796
                                                          ========  ==========

        The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                     Years ended December 31,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    --------  ---------  -------
REVENUES
  Interest income
    Loans held for sale, net
      Mortgages-prime.............................  $  7,918  $   6,761  $ 7,197
      Mortgages-subprime..........................       888      3,176    5,354
      Manufactured housing........................     1,291      2,464    1,339
      Home improvement............................     5,208      1,597      --
                                                    --------  ---------  -------
                                                      15,305     13,998   13,890

    Mortgage securities available for sale........    33,269     29,733   36,822
    Treasury securities available for sale........     8,530     12,193      140
                                                    --------  ---------  -------
        Total interest income.....................    57,104     55,924   50,852

Interest expense
  Loans and securities sold under agreements to
   repurchase.....................................    25,838     36,002   35,229
  Syndicated bank lines...........................     5,120      3,828    3,507
  Advances from IndyMac Mortgage Holdings, Inc....    20,524     17,381   10,075
                                                    --------  ---------  -------
        Total interest expense....................    51,482     57,211   48,811
                                                    --------  ---------  -------

Net interest income (expense) before provision for
 loan losses......................................     5,622     (1,287)   2,041
Provision for loan losses.........................     1,027        442      152
                                                    --------  ---------  -------
  Net interest income (expense)...................     4,595     (1,729)   1,889

Gain on sale of mortgage loans, net...............   101,515     98,869   71,336
Gain (loss) on sale of securities, net............   (15,075)   (95,631)     389
Service fee income................................    23,252      1,587   12,940
Other income......................................    20,860      7,884    3,422
                                                    --------  ---------  -------
        Net revenues..............................   135,147     10,980   89,976

EXPENSES
  Salaries and related benefits...................    60,660     66,138   32,611
  General and administrative......................    50,308     47,136   24,660
  Manufactured housing division restructuring
   charges........................................     3,222        --       --
                                                    --------  ---------  -------
        Total expenses............................   114,190    113,274   57,271
                                                    --------  ---------  -------
        Earnings (loss) before provision (benefit)
         for income taxes.........................    20,957   (102,294)  32,705
  Provision (benefit) for income taxes............     8,907    (43,475)  13,898
                                                    --------  ---------  -------
NET EARNINGS (LOSS)...............................  $ 12,050  $ (58,819) $18,807
                                                    ========  =========  =======

        The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                            Accumulated
                                Additional     Other                                 Cumulative        Total
                         Common  Paid-in   Comprehensive Cumulative Comprehensive Distributions to Shareholders'
                         Stock   Capital   Income (Loss)  Earnings     Income       Shareholders      Equity
                         ------ ---------- ------------- ---------- ------------- ---------------- -------------
Balance at December 31,
 1996................... $ --    $ 32,476     $(8,512)    $ 41,693                    $(25,000)      $ 40,657
Net gain on mortgage
 securities available
 for sale...............   --         --        9,018          --        9,018             --           9,018
Net earnings............   --         --          --        18,807      18,807             --          18,807
                         -----   --------     -------     --------     -------        --------       --------
Net change..............   --         --        9,018       18,807      27,825             --          27,825
                         -----   --------     -------     --------     -------        --------       --------
Balance at December 31,
 1997...................   --      32,476         506       60,500                     (25,000)        68,482
                         -----   --------     -------     --------                    --------       --------
Deferred compensation,
 restricted stock.......   --         640         --           --          --              --             640
Capital contribution....   --      75,000         --           --          --              --          75,000
Net loss on mortgage
 securities available
 for sale...............   --         --         (920)         --         (920)            --            (920)
Net loss................   --         --          --       (58,819)    (58,819)            --         (58,819)
                         -----   --------     -------     --------     -------        --------       --------
Net change..............   --      75,640        (920)     (58,819)    (59,739)            --          15,901
                         -----   --------     -------     --------     -------        --------       --------
Balance at December 31,
 1998...................   --     108,116        (414)       1,681                     (25,000)        84,383
                         -----   --------     -------     --------                    --------       --------
Deferred compensation,
 restricted stock.......   --         654         --           --          --              --             654
Net loss on mortgage
 securities available
 for sale...............   --         --       (4,858)         --       (4,858)            --          (4,858)
Net earnings............   --         --          --        12,050      12,050             --          12,050
                         -----   --------     -------     --------     -------        --------       --------
Net change..............   --         654      (4,858)      12,050       7,192             --           7,846
                         -----   --------     -------     --------     -------        --------       --------
Balance at December 31,
 1999................... $ --    $108,770     $(5,272)    $ 13,731                    $(25,000)      $ 92,229
                         =====   ========     =======     ========                    ========       ========


        The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                Years ended December 31,
                                          --------------------------------------
                                             1999          1998         1997
                                          -----------  ------------  -----------
Cash flows from operating activities:
Net earnings (loss).....................  $    12,050  $    (58,819) $    18,807
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used
 in) operating activities:
  Amortization and depreciation.........       97,469       108,051       34,692
  Gain on sale of mortgage loans, net...     (101,515)      (98,869)     (71,336)
  (Gain) loss on sale of mortgage
   securities, net......................       15,075        95,631         (389)
  Provision for loan losses.............        1,027           442          152
Purchases of loans from IndyMac Mortgage
 Holdings, Inc. ........................   (6,050,123)  (11,375,461)  (4,106,645)
Sale of and payments from mortgage loans
 held for sale..........................    6,214,368    11,440,445    4,198,108
Purchases of manufactured housing loans
 held for sale..........................     (206,448)     (377,856)    (175,266)
Sale of and payments from manufactured
 housing loans held for sale............      233,731       373,782      150,693
Net (purchases) sales of home
 improvement loans held for sale........       71,580       (71,841)         --
Purchases of mortgage securities
 classified as trading..................          --     (1,453,535)    (183,391)
Sale of and payments from mortgage
 securities classified as trading.......          --      1,347,234      109,731
Net increase (decrease) in other
 assets.................................        3,301       (19,792)     (21,467)
Net increase (decrease) in income tax
 payable................................        3,332       (41,777)      12,117
Net increase (decrease) in other
 liabilities............................       (2,620)       21,600       (5,851)
                                          -----------  ------------  -----------
    Net cash provided by (used in)
     operating activities...............      291,227      (110,765)     (40,045)
                                          -----------  ------------  -----------
Cash flows from investing activities:
Purchases of mortgage and treasury
 securities classified as available
 for sale...............................     (553,543)     (474,667)     (26,840)
Sales of and payments from available for
 sale and trading mortgage and treasury
 securities.............................      795,087       328,246       29,818
Additions to servicing rights...........      (37,801)     (102,265)     (33,408)
                                          -----------  ------------  -----------
    Net cash provided by (used in)
     investing activities...............      203,743      (248,686)     (30,430)
                                          -----------  ------------  -----------
Cash flows from financing activities:
Net increase (decrease) in loans and
 securities sold under agreements to
 repurchase.............................     (527,325)      173,123       77,741
Net increase (decrease) in advances from
 IndyMac Mortgage Holdings, Inc. .......       31,612       153,237      (12,236)
Net increase in syndicated bank lines...          --         34,304        4,970
                                          -----------  ------------  -----------
    Net cash provided by (used in)
     financing activities...............     (495,713)      360,664       70,475
                                          -----------  ------------  -----------
Net change in cash......................         (743)        1,213          --
Cash at beginning of period.............        1,213           --           --
                                          -----------  ------------  -----------
Cash at end of period...................  $       470  $      1,213  $       --
                                          ===========  ============  ===========
Supplemental cash flow information:
  Cash paid for interest................  $    50,298  $     58,761  $    49,540
  Cash paid for income taxes............          122             9        1,996
Supplemental disclosure of non-cash
 activity:
  In 1998, $75.0 million of paid in
   capital resulted in the form of a
   reduction in amounts due to IndyMac
   Mortgage Holdings, Inc.

        The accompanying notes are an integral part of these statements.

                        INDYMAC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   IndyMac, Inc. ("IndyMac Operating" or the "Company") is the entity through which its equity-method parent, IndyMac Mortgage Holdings, Inc. ("IndyMac") conducts certain of its mortgage lending business, including the origination and sale of conforming, non-conforming and jumbo residential loans. The financial statements of IndyMac Operating are prepared in conformity with generally accepted accounting principles ("GAAP"). The following is a summary of significant accounting and reporting policies used in preparing the financial statements.

 1. Financial Statement Presentation

   The consolidated financial statements include the accounts of IndyMac Operating and its wholly owned subsidiaries, IndyMac ABS, Inc. and IndyMac Agency, Inc. IndyMac ABS was established solely for the purpose of facilitating the asset-backed securitization of loans purchased by IndyMac Operating. Loans to be securitized are transferred from IndyMac Operating to IndyMac ABS, and immediately transferred from IndyMac ABS to a bank or trust company as custodian for the securitization entity. IndyMac Agency acts as an insurance agency primarily selling insurance coverage on manufactured housing loans. All of the preferred non-voting stock and 99% of the economic interest in IndyMac Operating is owned by IndyMac. References to the "Company" mean the parent company, its consolidated subsidiaries, and IndyMac Operating and its consolidated subsidiaries. All significant intercompany balances and transactions with IndyMac Operating's consolidated subsidiaries have been eliminated in consolidation.

   Certain reclassifications have been made to the financial statements for the periods ended December 31, 1998 and 1997 to conform to the December 31, 1999 presentation.

 2. Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period; significant estimates include the allowance for loan losses, certain of the Company's mortgage-backed securities for which active markets do not exist, and mortgage servicing rights. Actual results may differ significantly from those estimates and assumptions.

 3. Loans Held for Sale, Net

   Loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method by asset type. The cost of loans held for sale is adjusted by gains and losses from hedging transactions, principally using forward commitments and futures contracts, entered into to protect the fair value of the inventory of loans arising from changes in interest rates. Hedge positions are also used to reduce the impact on the Company arising from its commitments to purchase loans from IndyMac from changes in interest rates. Gains and losses resulting from changes in the market value of the inventory, pipeline, and open hedge positions are netted. Any net gain that results is deferred until the corresponding loans are sold; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to unfunded loan commitments and loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in loans held for sale and the unfunded loan commitments being valued in excess of their estimated net realizable value.

                        INDYMAC, INC. AND SUBSIDIARIES

 4. Mortgage Securities

   Mortgage securities consist primarily of AAA rated senior securities, investment and non-investment grade securities, principal-only securities, AAA rated interest-only securities and residual securities. Fair value is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Such assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change.

   Unrealized gains and losses resulting from fair value adjustments on mortgage securities identified as available for sale are excluded from earnings and reported net of tax effect as a separate component of comprehensive income in shareholders' equity. IndyMac Operating values AAA rated interest-only securities classified as available for sale by computing the present value of estimated future cash flows using current estimates for prepayment rates, discounted at a market rate of return. When available, market quotes are used to validate valuation assumptions. An impairment write-down to fair value is charged to earnings for those securities whose amortized cost exceeds the present value at the risk-free rate. IndyMac Operating estimates future prepayment rates based upon current interest rate levels, collateral seasoning, and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. Unrealized gains and losses from fair value adjustments on mortgage securities identified as trading are included in earnings.

   In October of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". ("SFAS 134"). This Statement required mortgage-banking enterprises to classify as trading securities any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also required mortgage-banking enterprises to classify mortgage-backed securities of loans previously held for sale, based on its ability and intent to hold the securities. IndyMac Operating adopted SFAS 134 on December 31, 1998 and, as a result, reclassified all of its trading securities to available for sale. The fair value of the portfolio which was reclassified by IndyMac Operating was $369.4 million.

 5. Mortgage Servicing Rights

   IndyMac Operating retains mortgage servicing rights in connection with both the primary and master servicing responsibilities associated with sales of loans and securities. IndyMac Operating also acquires, from time to time, the rights to service, as opposed to master service, loans in connection with the purchase of such loans. IndyMac Operating recognizes mortgage servicing rights as assets by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Mortgage servicing assets are amortized over the period of, and in proportion to, estimated net future servicing revenues. Gains on the sale of servicing rights are recognized when payment, title and all risks and rewards have irrevocably passed to the buyer (subject to customary representations and warranties) and there are no significant unresolved contingencies.

   The Company assesses impairment of its servicing assets based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the servicing assets are stratified based on their predominate risk characteristics, which the Company has determined as the note type and coupon rate of the underlying mortgage loans in 50 basis point increments, and by the collateral type which the loans are serviced.

   To determine the fair value of the servicing assets, the Company primarily uses a valuation model that calculates the present value of future estimated cash flows. Assumptions used in the valuation model include

                        INDYMAC, INC. AND SUBSIDIARIES
anticipated prepayment speeds and loan performance. The prepayment speeds are determined from market sources for mortgages with similar coupons, adjusted for differences in collateral type.

 6. Hedging Instruments

   In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company. This strategy includes, among other things, balancing investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates, and using a "macro-hedge" strategy which contemplates increased earnings from production volumes at the same time as losses are incurred on AAA rated interest-only securities and mortgage servicing rights due to rapid prepayments. The Company complies with the requirements of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," in accounting for its hedging transactions.

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

 8. Income Taxes

   For income tax purposes, IndyMac Operating files a separate tax return and is not consolidated with IndyMac. Taxable earnings of IndyMac Operating are subject to state and federal income taxes at the applicable statutory rates. Deferred income taxes in the accompanying financial statements are computed using the liability method.

 9. Property, equipment and leasehold improvements

   Property, equipment and leasehold improvements totaling $17.2 million and $13.2 million were included in other assets on the consolidated balance sheets at December 31, 1999 and 1998, respectively. Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of amortization assets to operations over their estimated service lives using the straight-line method. Estimated service lives generally range from three to seven years. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

   IndyMac capitalizes external direct costs of materials and services consumed in developing or obtaining internal-use computer software and salary costs relating to the respective employees' time spent on the software project during the application development stage.

 10. Advertising Costs

   IndyMac Operating expenses advertising costs as incurred. The Company expensed $10.4 million, $5.4 million, and $2.2 million in advertising costs during the years ended December 31, 1999, 1998, and 1997, respectively.

                        INDYMAC, INC. AND SUBSIDIARIES

 11. Stock-Based Compensation

   During 1999, the Company's stock-based compensation was provided to employees based on the 1998 Plan, as amended which allows for the grant of various types of awards including, but not limited to, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, and stock bonuses to employees (including officers and directors) of IndyMac, IndyMac Operating, and their respective subsidiaries or affiliates and certain consultants or advisors to IndyMac, IndyMac Operating, and their respective subsidiaries or affiliates. Awards are granted based upon the fair value of IndyMac's stock on the grant date.

   The Company accounts for stock awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which allows companies to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date.

 12. Recent Accounting Pronouncements

   In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company), with earlier adoption permitted. The Company is currently in the process of determining the impact of the adoption of SFAS 133 on its financial position and results of operations.

NOTE B--LOANS HELD FOR SALE, NET

   Included in loans held for sale are prime and subprime mortgage loans, manufactured housing loans and home improvement loans. Substantially all of the mortgage loans purchased by IndyMac Operating from IndyMac are fixed-rate and adjustable-rate jumbo and nonconforming loans secured by first liens on single-family residential properties. Approximately 47.8% of the principal amount of mortgage loans held for sale at December 31, 1999 were collateralized by properties located in California.

   In 1999, 1998 and 1997, IndyMac Operating purchased loans from IndyMac with an aggregate principal balance of $6.3 billion, $11.8 billion and $4.3 billion, respectively, and sold loans in the form of bulk whole loan sales, agency whole loan sales or real estate mortgage investment conduit ("REMIC") securities with an aggregate principal balance of $6.4 billion, $11.7 billion and $4.2 billion, respectively.

                        INDYMAC, INC. AND SUBSIDIARIES

NOTE C--MORTGAGE SECURITIES

   At December 31, 1999 and 1998, the Company's mortgage securities were comprised of the following:

                                                             December 31,
                                                           -----------------
                                                             1999     1998
                                                           -------- --------
                                                              (Dollars in
                                                              thousands)
   AAA rated interest-only securities..................... $  9,083 $203,026
   Agency and principal only securities...................  104,554    6,068
   Other investment grade securities......................   31,769  113,206
                                                           -------- --------
     Total investment grade securities....................  145,406  322,300
   Non-investment grade residual securities...............    5,554    7,906
   Other non-investment grade securities..................   28,395   67,888
                                                           -------- --------
     Total non-investment grade securities................   33,949   75,794
                                                           -------- --------
     Total mortgage securities............................ $179,355 $398,094
                                                           ======== ========

   Contractual maturities of the mortgage securities generally range from 10 to 30 years. As of December 31, 1999 and 1998, substantially all of IndyMac's mortgage securities were pledged as collateral for loans and securities sold under agreements to repurchase. The following table summarizes the amortized cost and estimated fair value of mortgage securities classified as available for sale as of December 31, 1999 and 1998.

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                        (Dollars in thousands)
   Amortized cost.....................................   $188,524     $397,859
   Gross unrealized gains.............................      3,204          408
   Gross unrealized losses............................    (12,373)        (173)
                                                         --------     --------
   Estimated fair value...............................   $179,355     $398,094
                                                         ========     ========

   Prepayment speed assumptions used to value the Company's AAA rated interest-only securities portfolio are based primarily on historical experience, collateral coupon and seasoning. At December 31, 1999, the average constant prepayment rate assumption approximated 13.3%. In addition, these valuations incorporated weighted average discount rates of 13%. The actual constant prepayment rate was 13.8% for the month of December.

   The change in net unrealized gains and losses totaling $(9.4) million and $(656,000) during the years ended December 31, 1999 and 1998, respectively, were net against $4.5 million and $264,000 in related tax expense (benefit), resulting in a net change in other comprehensive income of $(4.9) million and $(0.9) million during the years ended December 31, 1999 and 1998, respectively.

   The change in net unrealized holding losses on trading securities totaling $112.1 million and $6.9 million were included in net earnings during the years ended December 31, 1998 and 1997, respectively. There were no trading securities in 1999.

   IndyMac Operating sold $204.1 million of AAA rated interest-only securities to IndyMac at the close of business on December 31, 1999, recognizing a pre-tax gain of $17.1 million ($9.8 million net of tax). This transaction is reported in the separate financial statements of IndyMac, Inc. however is eliminated in the equity in earnings of IndyMac and has no impact on the consolidated earnings of IndyMac.

                        INDYMAC, INC. AND SUBSIDIARIES

NOTE D--MORTGAGE SERVICING RIGHTS

   At December 31, 1999 and 1998, IndyMac Operating's master servicing portfolio had an aggregate outstanding principal balance of $16.1 billion and $17.0 billion respectively, with a weighted average coupon of 8.2% and 8.3%, respectively. Included in these balances are $2.3 billion and $1.2 billion of IndyMac owned-loans and loans serviced for others at December 31, 1999 and 1998, respectively. LoanWorks Servicing's portfolio at December 31, 1999 and 1998 was $10.1 billion and $10.5 billion, respectively, with a weighted average coupon of 8.6% as of December 31, 1999 and 8.3% as of December 31, 1998. Included in these balances are $2.4 billion and $2.9 billion of IndyMac owned-loans and loans serviced for others at December 31, 1999 and 1998, respectively.

   The fair market value of the Company's capitalized mortgage servicing rights was $154.0 million and $130.9 million at December 31, 1999 and 1998, respectively. To determine the fair value of the servicing assets, the Company primarily uses a valuation model that calculates the present value of future estimated cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market sources for mortgages with similar coupons, adjusted for differences in collateral type.

   The changes in mortgage servicing rights are as follows:

                                                    Year ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
                                                    (Dollars in thousands)
   Balance at January 1........................... $127,229  $ 72,784  $54,398
   Additions......................................   37,801   146,846   33,408
   Scheduled amortization.........................  (31,129)  (16,347)  (9,266)
   Sales..........................................      --    (46,630)     --
   Deferred hedging costs.........................   (1,203)      --       --
   Valuation/impairment...........................    7,611   (29,424)  (5,756)
                                                   --------  --------  -------
   Balance at December 31......................... $140,309  $127,229  $72,784
                                                   ========  ========  =======

   Changes in the valuation for impairment of mortgage servicing rights are as follows:

                                                    Year ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
                                                    (Dollars in thousands)
   Balance at January 1........................... $(37,699) $ (8,275) $(2,519)
   Valuation/impairment...........................    7,611   (29,424)  (5,756)
                                                   --------  --------  -------
   Balance at December 31......................... $(30,088) $(37,699) $(8,275)
                                                   ========  ========  =======

                        INDYMAC, INC. AND SUBSIDIARIES

   The assumptions used to value mortgage servicing rights are as follows:

                                             Actual                      Valuation
                          ---------------------------------------------- ----------
                                                                Weighted
                          Carrying Collateral  Gross  Servicing Average  Prepayment Discount
      Assumptions          Value     Balance    WAC      Fee    Multiple   Speeds    Yield
      -----------         -------- ----------- -----  --------- -------- ---------- --------
                                               (Dollars in thousands)
December 31, 1999
Master Servicing........  $ 51,365 $13,829,264  8.2%     0.1%     3.27      238       16.3%
Primary Servicing
  Prime/subprime........    87,548   7,352,119  8.3%     0.3%     3.55      226       12.1%
  Manufactured housing..     1,396     394,545 10.3%     1.0%     0.35      208       15.0%
                          -------- ----------- ----      ---      ----      ---       ----
Total primary
 servicing..............    88,944 $ 7,746,664  8.4%     0.4%     3.10      225       12.0%
                          -------- =========== ====      ===      ====      ===       ====
Total mortgage servicing
 rights.................  $140,309
                          ========
December 31, 1998
Master Servicing........  $ 61,135 $15,820,823  8.2%     0.1%     3.19      378       10.0%
Primary Servicing
  Prime/subprime........    63,076   7,112,631  8.3%     0.3%     3.28      399       10.0%
  Manufactured housing..     3,018     473,052 10.3%     1.0%     0.64      250       15.0%
                          -------- ----------- ----      ---      ----      ---       ----
Total primary
 servicing..............    66,094 $ 7,585,683  8.4%     0.3%     3.24      390       10.2%
                          -------- =========== ====      ===      ====      ===       ====
Total mortgage servicing
 rights.................  $127,229
                          ========

NOTE E--BORROWINGS

   IndyMac Operating is a co-borrower under the Company's loans and securities sold under agreements to repurchase and the syndicated bank line, subject to IndyMac's continuing to remain jointly and severally liable for repayment. These facilities are secured by loans that are ultimately sold in the form of REMIC securities, agency securities or whole loans, and mortgage-related securities. During 1999 and 1998, borrowings under such facilities had original repricings of overnight and less than 30 days.

   The facilities bear interest at rates indexed to the London InterBank Offering Rate or the federal funds rate, plus an applicable margin. For the years ending December 31, 1999 and 1998, the weighted average borrowing rates on these facilities were 5.0% and 5.2%, respectively. None of the lenders is affiliated with IndyMac or IndyMac Operating. At December 31, 1999 and 1998, the Company had $259.9 million and $786.5 million outstanding, respectively, under such facilities.

                        INDYMAC, INC. AND SUBSIDIARIES

   NOTE F--INCOME TAXES

   The income tax provision for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                                        1999    1998     1997
                                                       ------ --------  -------
                                                       (Dollars in thousands)
   Current tax expense (benefit)
     Federal.......................................... $   45 $   (971) $   319
     State............................................    --       --       137
                                                       ------ --------  -------
       Total current tax expense (benefit)............     45     (971)     456
                                                       ------ --------  -------
   Deferred tax expense (benefit)
     Federal..........................................  6,532  (32,344)   9,974
     State............................................  2,330  (10,160)   3,468
                                                       ------ --------  -------
       Total deferred tax expense (benefit)...........  8,862  (42,504)  13,442
                                                       ------ --------  -------
       Total income tax expense (benefit)............. $8,907 $(43,475) $13,898
                                                       ====== ========  =======

   The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998 are presented below:

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                                  (Dollars
                                                                in thousands)
   Deferred tax assets
     Allowance for loan losses................................ $   957  $ 1,066
     Net operating loss carry forward.........................     252    4,181
     Other....................................................   3,419      743
                                                               -------  -------
       Total net deferred tax assets..........................   4,628    5,990
                                                               -------  -------
   Deferred tax liabilities
     State taxes..............................................    (204)  (1,183)
     Mortgage securities and servicing rights.................  (7,756)    (247)
                                                               -------  -------
       Total deferred tax liabilities.........................  (7,960)  (1,430)
                                                               -------  -------
       Deferred tax asset (liability), net.................... $(3,332) $ 4,560
                                                               =======  =======

   IndyMac Operating had a net operating loss carry forward for federal income tax purposes of approximately $700,000 at December 31, 1999 which begins to expire in 2010, and a net operating loss carry forward for state income tax purposes of $1.5 million.

   The effective income tax rate differed from the federal statutory rate as follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Federal statutory rates.................................... 35.0% 35.0% 35.0%
   State income taxes, net of federal tax effect..............  6.5%  6.5%  7.2%
   Other items, net...........................................  1.0%  1.0%  0.3%
                                                               ----  ----  ----
   Effective income tax rate.................................. 42.5% 42.5% 42.5%
                                                               ====  ====  ====

                        INDYMAC, INC. AND SUBSIDIARIES

NOTE G--FINANCIAL INSTRUMENTS

   In seeking to protect its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by changes in market interest rates. This strategy includes, among other things, balancing investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates, and using a "macro-hedge" strategy which contemplates increased earnings from production volumes at the same time as losses are incurred on AAA rated interest-only securities and mortgage servicing rights due to rapid prepayments.

   With respect to fixed rate mortgage loans held for sale, the Company hedges its exposure to interest rate risk with forward commitments to sell a Fannie Mae or Freddie Mac security of comparable maturity and weighted average interest rate. With respect to AAA rated interest-only securities and mortgage servicing rights, the Company reduces its exposure to interest rate risk by investing in other mortgage securities and financial instruments that tend to increase in value as interest rates decrease including utilizing mortgage-backed securities, ten year U.S. Treasuries, Treasury futures, or options. The Company uses hedging instruments to reduce its exposure to interest rate risk.

   IndyMac Operating had a $3.2 billion notional amount of interest rate floors outstanding as of December 31, 1999. The value of interest rate floors is derived from an underlying instrument or index, however, the notional or contractual amount is not recognized on the consolidated balance sheets. The cost of these financial instruments, including the related premium/discount, is amortized to expense over the contractual life of the contracts. Unamortized costs totaling $2.4 million are included in other assets on the consolidated balance sheets as of December 31, 1999.

   Subsequent to the reclassification of all securities from trading to available for sale as of December 31, 1998 and to the extent consistent with GAAP, IndyMac Operating defers future gains and losses from hedging activities associated with its mortgage securities portfolio. Future gains and losses from hedging activities would be added to or deducted from the carrying value of the associated assets, which will then be marked-to-market, with net unrealized gains or losses excluded from earnings and included as a separate component of comprehensive income in shareholder's equity, net of related income tax effects.

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

NOTE H--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following table presents the estimated fair value of the various classes of financial instruments as of December 31, 1999 and 1998. The estimated fair value amounts have been determined by IndyMac Operating using available market information and valuation methods that IndyMac Operating believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve significant judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may

                        INDYMAC, INC. AND SUBSIDIARIES
have a material effect on estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts IndyMac Operating could realize in a current market exchange.

                                        December 31, 1999  December 31, 1998
                                        ------------------ -------------------
                                                 Estimated           Estimated
                                        Carrying   Fair    Carrying    Fair
                                         Amount    Value    Amount     Value
                                        -------- --------- --------  ---------
                                               (Dollars in thousands)
   Assets:
     Loans held for sale............... $ 41,076 $ 41,076  $211,745  $211,745
     Commitments to sell loans and
      securities.......................    2,417    2,417    (1,841)   (1,841)
     Commitments to purchase loans.....      103      103       182       182
     Mortgage securities and treasury
      securities.......................  179,355  179,355   700,407   700,407
     Treasury call options.............      --       --      3,150     3,150
   Liabilities:
     Loans and securities sold under
      agreements to repurchase.........  170,753  170,753   697,406   697,406
     Syndicated bank lines.............   89,139   89,139    89,139    89,139

   The fair value estimates as of December 31, 1999 and 1998 are based on pertinent information available to management as of those dates. The estimates have not been comprehensively re-evaluated or updated since those dates for purposes of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

   The following describes the methods and assumptions used by IndyMac Operating in estimating fair values:

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

   Treasury Call Options. Fair value is estimated based upon quoted market prices at year-end.

   Loans and Securities Sold Under Agreements to Repurchase. Due to the short-term nature of loans and securities sold under agreements to repurchase, the fair value of these liabilities is assumed to be the carrying value.

   Syndicated Bank Lines. Due to the adjustable interest rate on this facility, the fair value is assumed to be the carrying value.

                        INDYMAC, INC. AND SUBSIDIARIES

NOTE I--COMMITMENTS AND CONTINGENCIES

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

 Primary Loan Servicing

   On April 2, 1998, IndyMac Operating acquired certain assets of the mortgage servicing operation of First of America Loan Services, Inc. The servicing platform, LoanWorks Servicing, is located in Kalamazoo, Michigan. As of December 31, 1999 and 1998, the LoanWorks Servicing portfolio totaled $7.8 billion and $10.5 billion, respectively, with a weighted average coupon of 8.4% and 8.3% at December 31, 1999 and 1998, respectively. Included in the $7.8 billion portfolio at December 31, 1999 was $0.8 million of loans serviced for others.

 Master Loan Servicing

   As of December 31, 1999 and 1998, IndyMac Operating master serviced loans totaling $13.8 billion and $17.0 billion, respectively, associated with its issuance of REMIC securities and whole loan sales. In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, losses in excess of the credit enhancement obtained are borne by the security holders. Except in the case of a breach of the standard representations and warranties made by IndyMac Operating when loans are securitized or sold, the loans or securities are nonrecourse to IndyMac Operating. Typically, IndyMac Operating has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers to IndyMac Operating.

   As of December 31, 1999, approximately 33.2%, 7.6% and 6.8% of mortgage loans in IndyMac Operating's master servicing portfolio were secured by properties located in California, New York and Florida, respectively. The remainder are geographically dispersed throughout the United States, with no more than 5% of the mortgage loans collateralized by properties in any other state.

 Commitments to Purchase Loans

   As of December 31, 1999 and 1998, IndyMac Operating had entered into commitments to purchase loans from IndyMac totaling $1.1 billion and $2.1 billion, respectively, including loans subject to purchase from sellers by IndyMac. During the years ended December 31, 1999 and 1998, IndyMac Operating purchased loans from IndyMac totaling $5.8 billion, and $11.8 billion, respectively.

                        INDYMAC, INC. AND SUBSIDIARIES

 Commitments to Sell Loans and Securities

   IndyMac Operating hedges its inventory and committed pipeline of mortgage loans by using temporary cross hedges with forward commitments to sell Fannie Mae mortgage-backed securities and U.S. Treasury futures contracts. IndyMac Operating's commitments to sell loans approximated $253.0 million and $443.0 million, respectively, as of December 31, 1999 and 1998. IndyMac Operating had forward commitments to sell $836.9 million and $620.0 million of Fannie Mae mortgage-backed securities as of December 31, 1999 and 1998, respectively, and $406.9 million of two-year, five-year and ten-year U.S. Treasury contracts as of December 31, 1998. There were no U.S. Treasury contracts as of December 31, 1999. The commitments to sell securities had a net unrealized gain (loss) of approximately $4.6 million and $(2.0) million as of December 31, 1999 and 1998, respectively. The net unrealized gains (losses) were deferred as part of IndyMac Operating's lower of cost or market analysis on its loans held for sale. Cash requirements related to forward commitments and futures contracts are limited to the interest rate risk exposure resulting from having fewer closed loans at the committed price than anticipated under the forward commitments and futures contracts.

   In conjunction with the sale of loans, the Company from time to time enters into contracts whereby there are certain loans sold with recourse. At December 31, 1999, the outstanding balance of the Company's recourse obligation was $1.3 million.

Lease commitments

   IndyMac Operating leases office facilities under lease agreements extending through 2010. Future minimum annual rental commitments under these non-cancelable operating leases, net of sublease rentals, with initial or remaining terms of one year or more are as follows:

                                                 Related  Non-related
                                                  Party      Party     Total
                                                 -------  ----------- -------
                                                   (Dollars in thousands)
   For the year ending December 31,
     2000....................................... $ 4,175    $ 3,362   $ 7,537
     2001.......................................   4,174      2,958     7,132
     2002.......................................   4,174      2,687     6,861
     2003.......................................   4,174      1,863     6,037
     2004.......................................   4,174        376     4,550
     Thereafter.................................  24,106          2    24,108
                                                 -------    -------   -------
     Total minimum lease payments...............  44,977     11,248    56,225
     Sublease rentals...........................    (157)    (2,714)   (2,871)
                                                 -------    -------   -------
     Total minimum lease payments, net of
      sublease rentals.......................... $44,820    $ 8,534   $53,354
                                                 =======    =======   =======

   The related party lease was entered into between the Company and CCR for real estate in Pasadena, California, which provides office space for the Company's corporate headquarters. Rental expense, net of sublease income, for all operating leases was $7.1 million, $4.6 million, and $2.6 million in 1999, 1998, and 1997, respectively. In accordance with the Expense Allocation Agreement between IndyMac and IndyMac Operating, lease expense costs totaling $1.2 million and $0.9 million were allocated to IndyMac during 1999 and 1998, respectively.

                        INDYMAC, INC. AND SUBSIDIARIES

NOTE J--BENEFIT PLANS

Stock Option Plan

   Total restricted stock awards for IndyMac Operating granted in 1999 were 174,818 at a fair market value of $2.2 million and a weighted average share price of $12.42. As of December 31, 1999 there were 138,090 awards outstanding. Awards forfeited during 1999 were 36,728. Paid in capital in excess of par and unearned compensation was recorded for the fair market value at the date of grant. Unearned compensation is being amortized to compensation expense over the vesting period and is shown as a reduction in stockholders' equity. Total compensation expense for 1999 was $1.4 million. Total IndyMac stock options granted in 1999, 1998, and 1997 to IndyMac Operating employees were 745,300, 1,618,291 and 438,589, respectively.

Pension Plan

   In 1998, IndyMac Operating adopted a defined benefit pension plan (the "Benefit Plan") covering substantially all of its employees. Employees with one or more years of service are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years service. IndyMac Operating's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Benefit Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

   The changes in Plan assets during 1999 consisted of the actual return on assets of $363 thousand, and employer contributions of $615 thousand, for a net fair value of $978 thousand at December 31, 1999.

   Changes in benefit obligation were as follows:

                                                                  Year ended
                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                   (Dollars
                                                                 in thousands)
   Benefit obligation, beginning of year........................ $1,237  $  730
   Service cost.................................................    671     298
   Interest cost................................................    105      51
   Plan amendments..............................................     66     --
   Actuarial (gain) loss........................................   (267)    158
                                                                 ------  ------
   Benefit obligation, end of year.............................. $1,812  $1,237
                                                                 ======  ======

   Reconciliations of funded status were as follows:

                                                                 Year ended
                                                                December 31,
                                                                --------------
                                                                1999    1998
                                                                -----  -------
                                                                  (Dollars
                                                                in thousands)
   Funded status............................................... $(834) $(1,237)
   Unamortized prior service cost..............................   715      691
   Unrecognized net actuarial (gain) loss......................  (452)     158
                                                                -----  -------
   Accrued pension cost........................................ $(571) $  (388)
                                                                =====  =======

                        INDYMAC, INC. AND SUBSIDIARIES

   Net periodic expense for the Plan was as follows:

                                                                  Year ended
                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                   (Dollars
                                                                 in thousands)
   Service cost................................................. $  671  $  298
   Interest cost................................................    105      51
   Expected return on assets....................................    (28)    --
   Amortization of prior service cost...........................     43      39
   Recognized net (gain) loss...................................      7     --
                                                                 ------  ------
   Net periodic expense......................................... $  798  $  388
                                                                 ======  ======

   Weighted average assumptions used in accounting for the Plan were as follows:

                                                                       Year
                                                                       ended
                                                                     December
                                                                        31,
                                                                     ----------
                                                                     1999  1998
                                                                     ----  ----
   Assumed discount rate............................................ 7.50% 6.75%
   Rate of compensation increase.................................... 4.00% 4.00%
   Expected return on assets........................................ 8.00% 8.00%

Contribution Plan

   In 1997, IndyMac Operating adopted a defined contribution plan (the "401(k) Plan") covering substantially all of its employees. Employees with one or more years of service may contribute up to 16% of annual compensation to a maximum of $10,000 of pre-tax annual compensation. IndyMac Operating may determine, at its discretion, employer matching contributions to be made.

NOTE K--RELATED PARTY TRANSACTIONS

   As of December 31, 1999 and 1998, advances due by IndyMac Operating to IndyMac totaled $34.0 million and $196.2 million, respectively. Such funds were advanced by IndyMac, under a revolving credit facility arrangement and certain one-year term borrowing arrangements, to finance assets of IndyMac Operating. Such advances bear interest at rates indexed to LIBOR. The interest rate charged on such advances was 9.5% and 9.3% at December 31, 1999 and 1998, respectively.

   IndyMac Operating received $75.0 million in capital contribution from IndyMac in the fourth quarter of 1998.

   Prior to July 1, 1997, IndyMac operated under an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager" or "CAMC") to advise the Company on various facets of its business and manage its operations, subject to review and supervision by IndyMac's Board of Directors. The Manager had entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for the Company as the Manager deemed necessary. For performing these services, the Manager received,
(1) a base management fee of 0.125% per annum of average-invested mortgage-related assets not pledged to secure CMO's, and excluding loans held for sale,
(2) a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit, and (3) incentive compensation equal to 25% of the amount by which IndyMac's annualized return on equity

                        INDYMAC, INC. AND SUBSIDIARIES
exceeded the ten-year U.S. Treasury Rate plus 2%. IndyMac Operating paid management fees to CAMC totaling $757,000 for the year ended December 31, 1997.

   Prior to July 1, 1997, the Manager incurred many of the operating expenses of the Company, including personnel and related expenses. As part of its acquisition of CAMC, IndyMac entered into a Cooperation Agreement with Countrywide Credit Industries, Inc. ("CCR"), whereby certain services previously provided to IndyMac by CCR would be provided during a transition period. The Cooperation Agreement specifies certain costs for IndyMac to pay CCR for services during the transition period. The Company's B2B operations are primarily conducted by IndyMac Operating and all other operations are conducted by IndyMac. Accordingly, IndyMac Operating is charged with the majority of the B2B's costs, and IndyMac is charged with the cost of other operations.

   During 1997, IndyMac Operating entered into a sublease agreement for its corporate headquarters with CCR, while at the same time, CCR subleased space from IndyMac Operating in the Company's former headquarters. As a result, IndyMac Operating paid CCR $3.9 million, $2.6 million and $1.1 million in 1999, 1998 and 1997, respectively, and received $377,900, $31,000 and $189,000 in 1999, 1998 and 1997, respectively, for lease and sublease payments from CCR.

   IndyMac Operating paid CHL $2,500, $1.7 million and $1.9 million in subservicing fees during 1999, 1998 and 1997, respectively.

   In August 1998, IndyMac Operating acquired from Flagstar Bank, FSB, the servicing rights of a $2.9 billion loan portfolio for $46.4 million. As a result of the fourth quarter 1998 market disruptions, the Company sold the servicing rights acquired from Flagstar Bank, FSB, to CHL on October 31, 1998, at a price of $36.7 million.

   All loans purchased by IndyMac for which a REMIC transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating at the same price at which the loans were acquired by IndyMac. IndyMac Operating currently does not purchase any loans from any entities other than IndyMac.

NOTE L--SEGMENT REPORTING

   IndyMac Operating's reportable operating segments include Mortgage Banking and Investments.

   The Mortgage Banking segment purchases all loans from IndyMac for which a REMIC transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating pursuant to the terms of a master forward sales agreement. These loans are then securitized through the issuance of mortgage-backed securities in the form of REMICs, or resold in bulk whole loan sales to permanent investors. The Mortgage Banking segment's principal sources of income are gains recognized on the sale of mortgage loans and the net spread between interest earned on loans and the interest cost associated with the borrowings used to finance such loans.

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

                        INDYMAC, INC. AND SUBSIDIARIES

   Segment information for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                                                     Total
                                  Mortgage                          IndyMac,
                                  Banking  Investments Adjustments    Inc.
                                  -------- ----------- ----------- ----------
                                            (Dollars in thousands)
   1999
     Net interest income......... $  8,161  $ 17,985    $(20,524)  $    5,622
     Net revenues (expenses).....  133,005    22,666     (20,524)     135,147
     Net earnings (loss).........   15,937     7,914     (11,801)      12,050
     Assets as of December 31,
      1999....................... $ 50,867  $372,975         --    $  423,842
   1998
     Net interest income......... $  5,209  $ 10,885    $(17,381)  $   (1,287)
     Net revenues (expenses).....  127,107   (98,746)    (17,381)      10,980
     Net earnings (loss).........   11,362   (60,187)     (9,994)     (58,819)
     Assets as of December 31,
      1998....................... $236,567  $866,229         --    $1,102,796
   1997
     Net interest income......... $  3,473  $  8,643    $(10,075)  $    2,041
     Net revenues (expenses).....   80,085    19,966     (10,075)      89,976
     Net earnings (loss).........   15,765     8,835      (5,793)      18,807
     Assets as of December 31,
      1997....................... $147,712  $673,341         --    $  821,053

NOTE M--SUBSEQUENT EVENT

   During January of 2000, IndyMac purchased all of IndyMac Operating's outstanding common stock, which was held by CHL, for $1.8 million. As IndyMac will own 100% of the outstanding common and preferred stock of IndyMac Operating subsequent to the buyout of CHL's common stock, IndyMac Operating's results of operations and its financial position will be consolidated into IndyMac's financial statements beginning January of 2000.