Form 10-Q
period 2000-03-31
INDYMAC MORTGAGE HOLDINGS INC
filed 2000-05-15
CIK 773468

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 2000

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
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

            155 North Lake Avenue
            Pasadena, California                                 91101-7211
  (Address of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code: (800) 669-2300

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock outstanding as of March 31, 2000: 72,710,556 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                          March 31,    December 31,  December 31,
                                            2000           1999          1999
                                         -----------  -------------- ------------
                                         (Unaudited)   (Unaudited)
                                                      (Pro forma)(1)
                ASSETS
                ------
Loans held for sale, net
  Mortgages--prime.....................  $  574,291     $  543,893    $  504,755
  Mortgages--subprime..................     239,182        114,946       110,488
                                         ----------     ----------    ----------
                                            813,473        658,839       615,243
Loans held for investment, net
  Mortgage loans.......................     918,088        869,213       869,213
  Residential construction
    Builder............................     683,722        732,466       732,466
    Consumer...........................     381,662        356,149       356,149
  Income property......................     132,824        140,174       140,174
  Revolving warehouse lines of credit..     247,005        241,123       241,123
                                         ----------     ----------    ----------
                                          2,363,301      2,339,125     2,339,125
Mortgage securities available for
 sale..................................     755,257        650,586       471,231
Mortgage servicing rights..............     162,307        140,309           --
Investment in and advances to IndyMac,
 Inc...................................         --             --        125,353
Collateral for collateralized mortgage
 obligations...........................      84,224         88,973        88,973
Other assets...........................     179,179        147,179        86,597
                                         ----------     ----------    ----------
      Total assets.....................  $4,357,741     $4,025,011    $3,726,522
                                         ==========     ==========    ==========
              LIABILITIES
              -----------
Loans and securities sold under
 agreements to repurchase..............  $2,452,308     $2,188,763    $2,018,010
Syndicated bank lines and commercial
 paper conduit.........................     836,391        792,479       703,340
Collateralized mortgage obligations....      79,130         82,434        82,434
Senior unsecured notes.................      60,226         60,189        60,189
Accounts payable and accrued
 liabilities...........................      74,344         73,616        35,019
                                         ----------     ----------    ----------
      Total liabilities................   3,502,399      3,197,481     2,898,992
Shareholders' equity
  Preferred stock--authorized,
   10,000,000 shares of $.01 par value;
   none issued.........................         --             --            --
  Common stock--authorized, 200,000,000
   shares of $.01 par value; issued
   80,454,084 shares (72,710,556
   outstanding) at March 31, 2000 and
   issued 80,720,129 shares (75,076,868
   outstanding) at December 31, 1999...         809            807           807
  Additional paid-in capital...........     898,881        895,668     1,080,327
Treasury stock, at cost, 7,743,528
 shares at March 31, 2000 and 5,643,261
 shares at December 31, 1999...........    (103,693)       (76,378)      (76,378)
Accumulated other comprehensive
 income................................       7,399          7,433         7,433
Cumulative earnings....................      51,946            --        393,149
Cumulative distributions to
 shareholders..........................         --             --       (577,808)
                                         ----------     ----------    ----------
      Total shareholders' equity.......     855,342        827,530       827,530
                                         ----------     ----------    ----------
      Total liabilities and
       shareholders' equity............  $4,357,741     $4,025,011    $3,726,522
                                         ==========     ==========    ==========

--------
(1) Pro forma gives the effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January 2000.

        The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                Three months ended March 31,
                                                ------------------------------
                                                  2000        1999      1999
                                                --------  ------------ -------
                                                          Pro forma(1)
Revenues:
Interest income
 Loans held for sale
   Mortgages-prime............................. $ 15,010    $ 17,893   $15,332
   Mortgages-subprime..........................    4,012       4,092     3,772
   Manufactured housing........................      --        6,075     5,557
   Home improvement............................      --        7,168     5,179
                                                --------    --------   -------
                                                  19,022      35,228    29,840
 Loans held for investment, net
   Mortgage loans..............................   20,871      11,719    11,719
   Residential construction....................
     Builder...................................   21,916      20,298    20,298
     Consumer..................................    8,085       9,906     9,906
   Income property.............................    3,849       4,224     4,224
   Revolving warehouse lines of credit.........    4,400       6,093     6,093
                                                --------    --------   -------
                                                  59,121      52,240    52,240
 Mortgage securities available for sale........   18,211      12,313     2,428
 Collateral for collateralized mortgage
  obligations..................................    1,525       2,815     2,815
 Advances to IndyMac Operating.................      --          --      5,585
 Other.........................................      209         624       624
                                                --------    --------   -------
     Total interest income.....................   98,088     103,220    93,532
Interest expense
 Loans and securities sold under agreements to
  repurchase...................................   39,227      46,794    38,405
 Syndicated bank lines and commercial paper
  conduit......................................   13,224      11,854    10,669
 Collateralized mortgage obligations...........    1,449       2,976     2,976
 Senior unsecured notes........................    1,384       1,384     1,384
                                                --------    --------   -------
     Total interest expense....................   55,284      63,008    53,434
                                                --------    --------   -------
Net interest income............................   42,804      40,212    40,098
Provision for loan losses......................    4,316       6,790     6,681
                                                --------    --------   -------
     Net interest income after provision for
      loan losses..............................   38,488      33,422    33,417
Service fee income.............................    8,236       5,615       --
Gain on sale of loans..........................   19,115      27,976       --
Gain (loss) on sale of securities, net.........      963     (15,362)      (69)
Equity in earnings (loss) of IndyMac, Inc......      --          --     (2,323)
Other income, net..............................    6,213       6,518     1,755
                                                --------    --------   -------
     Net revenues..............................   73,015      58,169    32,780
Expenses:
Salaries and related benefits..................   22,496      22,074     5,914
General and administrative.....................   12,976      14,220     3,257
Non-recurring charges..........................   10,223         --        --
                                                --------    --------   -------
     Total expenses............................   45,695      36,294     9,171
                                                --------    --------   -------
     Income before provision for income tax....   27,320      21,875    23,609
Provision for income tax.......................   11,474       9,297       --
Income tax benefit from termination of REIT
 status........................................  (36,100)        --        --
                                                --------    --------   -------
     Total provision (benefit) for income tax..  (24,626)      9,297       --
                                                --------    --------   -------
     Net earnings.............................. $ 51,946    $ 12,578   $23,609
                                                ========    ========   =======
Earnings per share:
 Basic EPS..................................... $   0.70    $   0.16   $  0.30
 Diluted EPS................................... $   0.69    $   0.16   $  0.30
Weighted average shares:
 Basic.........................................   74,028      77,858    77,858
 Diluted.......................................   74,787      78,027    78,027

--------
(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January of 2000.

        The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                        ------------------------
                                                           2000         1999
                                                        -----------  -----------
Cash flows from operating activities:
Net earnings..........................................  $    51,946  $    23,609
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
  Amortization and depreciation.......................       40,630       12,257
  Gain on sale of loans...............................      (19,115)         --
  Severance expense...................................        9,380          --
  Provision for loan losses...........................        4,316        6,681
  Deferred compensation and 401(k) expense............        1,184          390
  Equity in (earnings) loss of IndyMac, Inc. .........          --         2,323
Sale of and payments from mortgage loans held for
 sale.................................................    1,272,196    1,974,461
Purchases of mortgage loans held for sale.............   (1,487,669)  (1,480,784)
Net increase in other assets..........................      (19,413)      (3,254)
Net decrease in other liabilities.....................       (4,078)      (9,620)
                                                        -----------  -----------
   Net cash provided by (used in) operating
    activities........................................     (150,623)     526,063
                                                        -----------  -----------
Cash flows from investing activities:
Payments and sales from mortgage loans held for
 investment...........................................       40,543      125,974
Net decrease (increase) in manufactured housing loans
 held for investment..................................           86      (13,960)
Net decrease in home improvement loans held for
 investment...........................................        8,045          --
Net (increase) decrease in construction loans
 receivable...........................................      (37,892)       4,180
Net (increase) decrease in revolving warehouse lines
 of credit............................................       (6,070)     134,487
Purchases of mortgage securities available for sale...     (146,502)      (6,853)
Sales of and payments from mortgage securities
 available for sale...................................       15,132       14,488
Payments from collateral for collateralized mortgage
 obligations..........................................        4,777       20,045
Purchases of mortgage servicing rights................         (317)         --
Purchase of IndyMac, Inc. ............................        1,797          --
Net decrease in advances to IndyMac, Inc. ............          --        16,071
                                                        -----------  -----------
   Net cash provided by (used in) investing
    activities........................................     (120,401)     294,432
                                                        -----------  -----------
Cash flows from financing activities:
Net increase (decrease) in loans and securities sold
 under agreements to repurchase.......................      262,422     (803,038)
Net increase (decrease) in syndicated bank lines and
 commercial paper conduit.............................       43,912       (8,386)
Principal payments on collateralized mortgage
 obligations..........................................       (3,350)     (20,290)
Net proceeds from issuance of common stock............        1,000       46,454
Acquisition of common stock...........................      (27,315)         --
Cash dividends paid...................................          --       (28,780)
                                                        -----------  -----------
   Net cash provided by (used in) financing
    activities........................................      276,669     (814,040)
                                                        -----------  -----------
Net increase in cash and cash equivalents.............        5,645        6,455
Cash and cash equivalents at beginning of period......        4,488          815
                                                        -----------  -----------
   Cash and cash equivalents at end of period.........  $    10,133  $     7,270
                                                        ===========  ===========
Supplemental cash flow information:
  Cash paid for interest..............................  $    53,139  $    55,566
                                                        ===========  ===========
Supplemental disclosure of noncash investing and
 financing activities:
  The fair value of noncash assets acquired and
   liabilities assumed in the purchase of IndyMac,
   Inc. in January of 2000 was approximately $424
   million and $332 million, respectively.

        The accompanying notes are an integral part of these statements.

                INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (Unaudited)

                                                         Accumulated                             Cumulative
                                 Additional                 Other                               Distributions     Total
                          Common  Paid-in    Treasury   Comprehensive Cumulative  Comprehensive      to       Shareholders'
                          Stock   Capital      Stock    Income (Loss)  Earnings      Income     Shareholders     Equity
                          ------ ----------  ---------  ------------- ----------  ------------- ------------- -------------
Balance at December 31,
 1998...................   $758  $1,018,859  $ (13,062)   $(18,776)   $ 277,220                   $(442,896)    $822,103
Common stock options
 exercised..............      2         263        --          --           --          --              --           265
Directors' and officers'
 notes receivable.......    --          469        --          --           --          --              --           469
Deferred compensation,
 restricted stock.......    --          212        --          --           --          --              --           212
401(k) contribution.....    --          178        --          --           --                          --           178
Net gain on available
 for sale securities....    --          --         --       19,235          --       19,235             --        19,235
Dividend reinvestment
 plan...................     43      45,677        --          --           --          --              --        45,720
Net earnings............    --          --         --          --        23,609      23,609             --        23,609
Dividends paid..........    --          --         --          --           --          --          (28,780)     (28,780)
                           ----  ----------  ---------    --------    ---------      ------       ---------     --------
Net change..............     45      46,799        --       19,235       23,609      42,844         (28,780)      60,908
                           ----  ----------  ---------    --------    ---------      ------       ---------     --------
Balance at March 31,
 1999...................   $803  $1,065,658  $ (13,062)   $    459    $ 300,829                   $(471,676)    $883,011
                           ====  ==========  =========    ========    =========                   =========     ========
Balance at December 31,
 1999...................   $807  $1,080,327  $ (76,378)   $  7,433    $ 393,149                   $(577,808)    $827,530
Common stock options
 exercised..............      2         900        --          --           --          --              --           902
Directors' and officers'
 notes receivable.......    --           29        --          --           --          --              --            29
Deferred compensation,
 restricted stock.......    --        1,982        --          --           --          --              --         1,982
401(k) contribution.....                233        --          --           --          --              --           233
Net loss on mortgage
 securities available
 for sale...............    --          --                     (34)         --          (34)            --           (34)
Dividend reinvestment
 plan...................    --           69        --          --           --          --              --            69
Acquisition of treasury
 stock..................    --          --     (27,315)        --           --          --              --       (27,315)
Close-out of cumulative
 earnings and
 distributions to
 additional paid-in
 capital................    --     (184,659)       --          --      (393,149)        --          577,808          --
Net earnings............    --          --         --          --        51,946      51,946             --        51,946
                           ----  ----------  ---------    --------    ---------      ------       ---------     --------
Net change..............      2    (181,446)   (27,315)        (34)    (341,203)     51,912         577,808       27,812
                           ----  ----------  ---------    --------    ---------      ------       ---------     --------
Balance at March 31,
 2000...................   $809  $  898,881  $(103,693)   $  7,399    $  51,946                   $     --      $855,342
                           ====  ==========  =========    ========    =========                   =========     ========

        The accompanying notes are an integral part of these statements.

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000
                                  (Unaudited)

NOTE A--BASIS OF PRESENTATION

  IndyMac Mortgage Holdings, Inc. ("IndyMac") conducts a diversified mortgage lending business, including the origination and purchase of and investment in conforming, non-conforming and jumbo residential loans, subprime loans, construction loans, mortgage-backed securities and other mortgage-related assets. References to "IndyMac" refer to the parent company alone, while references to the "Company" mean the parent company and its consolidated subsidiaries. The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

  Prior to January of 2000, IndyMac elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements as of and for the three months ended March 31, 1999 include the accounts of IndyMac and its qualified REIT subsidiaries. Through December 31, 1999, IndyMac owned all the preferred non-voting stock and had a 99% economic interest in IndyMac, Inc. ("IndyMac Operating"). Accordingly, IndyMac's investment in IndyMac Operating was accounted for under a method similar to the equity method because IndyMac had the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. In January of 2000, IndyMac acquired all of the voting stock of IndyMac Operating. See Note B--Acquisition of IndyMac Operating's Common Stock, for further information.

  During 1999, IndyMac's Board of Directors and shareholders approved the termination of its income tax status as a REIT, effective January of 2000. As a result of its conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $36.1 million was recorded in January of 2000. In addition, the Company's $393.1 million and $577.8 million balance of cumulative earnings and distributions to shareholders, respectively, were closed against additional paid in capital. As a fully taxable entity, IndyMac will no longer be required to distribute 95% of its taxable income to its shareholders, but will be taxed on its earnings based on currently enacted tax rates.

  Certain reclassifications have been made to the financial statements for the period ended March 31, 1999 to conform to the March 31, 2000 presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

  All significant intercompany balances and transactions with Company's consolidated subsidiaries have been eliminated in consolidation of the Company.

NOTE B--ACQUISITION OF INDYMAC OPERATING'S COMMON STOCK

  In January of 2000, IndyMac purchased all of IndyMac Operating's outstanding common stock, which was held by Countrywide Home Loans, Inc. ("CHL"), for $1.8 million (the "acquisition"). IndyMac Operating's total assets and shareholder's equity on the date of the acquisition were approximately $424 million and $92 million, respectively. CHL's minority interest investment of 1% in IndyMac Operating as of the effective date of the purchase was $922,300. As IndyMac owns 100% of the outstanding common and preferred stock of IndyMac Operating subsequent to the buyout of CHL's common stock effective January of 2000, the

               INDYMAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES consolidation method of accounting is used for IndyMac's investment in IndyMac Operating. Included on the consolidated balance sheets and consolidated income statements is the pro forma effect to IndyMac's financial statements as of December 31, 1999 and for the three months ended March 31, 1999, had IndyMac used the consolidation method of accounting for its investment in IndyMac Operating during such time period.

NOTE C--SEGMENT REPORTING

  The Company's reportable operating segments include Mortgage Banking, Investment Portfolio and Commercial Lending. The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from business-to-business ("B2B") customers, and funds loans directly to consumers. These loans are then securitized through the issuance of mortgage backed securities ("MBS"), resold in bulk whole loan sales to permanent investors or government sponsored enterprises, or retained by the Company's Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through the Company's B2B sellers and LoanWorks customers ("consumer construction"). The Investment Portfolio segment invests in residential loans on a long-term basis and securities retained in connection with loan sales activities or purchased on the open market. The Investment Portfolio also performs mortgage servicing activities. The Commercial Lending segment offers a variety of residential construction, land and lot loan programs for builders and developers. This segment also engages in secured warehouse lending operations for mortgage brokers and mortgage bankers. Operating segments' profitability is measured on a fully-leveraged basis. Excess liquidity is unallocated and included in the other operating segment. The Company does not allocate corporate costs such as corporate salaries and related expenses, and non-recurring corporate items. These corporate items are included in the Other operating segment.

  In connection with an internal reorganization in the first quarter of 2000, the consumer construction business was moved to the Mortgage Banking segment and servicing operations were moved to the Investment Portfolio Segment. In addition, in prior periods corporate support costs were allocated to the operating segments. Segment reporting for the three months ended March 31, 1999 has been restated to conform to the current method of reporting segments.

  Segment information for the three months ended March 31, 2000 and 1999 were as follows:

                           Mortgage  Investment  Commercial
                           Banking   Portfolio    Lending     Other   Consolidated
                          ---------- ----------  ----------  -------  ------------
                                         (Dollars in thousands)
Three months ended March
 31, 2000
  Net interest income...  $    8,567 $   11,190  $   13,215  $ 9,832   $   42,804
  Net revenues..........      30,591     17,897      13,071   11,456       73,015
  Tax provision
   (benefit)............       5,284      5,344       4,132  (39,386)     (24,626)
  Net earnings..........       7,298      3,235       5,705   35,708       51,946
Three months ended March
 31, 1999(1)
  Net interest income...  $   10,671 $   13,387  $   13,206  $ 2,948   $   40,212
  Net revenues..........      44,815      6,425       3,814    3,115       58,169
  Tax provision
   (benefit)............      13,256     (1,878)        (12)  (2,069)       9,297
  Net earnings..........      18,307     (2,594)        (17)  (3,118)      12,578
Assets as of March 31,
 2000...................  $1,247,387 $1,997,061  $1,058,643  $54,650   $4,357,741
Assets as of March 31,
 1999(1)................  $1,230,288 $2,289,908  $1,244,591  $24,197   $4,788,984

--------
(1) Balances presented on a pro forma basis to give effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  IndyMac Mortgage Holdings, Inc. ("IndyMac") conducts a diversified mortgage banking business, manages an investment portfolio, and offers commercial lending products including builder construction loans and warehouse lines of credit. References to "IndyMac" refer to the parent company alone, while references to the "Company" mean the parent company and its consolidated subsidiaries.

  Through December 31, 1999, IndyMac elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January of 2000. As a fully taxable entity, IndyMac will no longer be required to distribute 95% of its taxable income to its shareholders, but will be taxed on its earnings based on currently enacted tax rates. Payment of future dividends is subject to declaration by the Company's Board of Directors.

  In July of 1999, IndyMac announced that it had signed a definitive agreement to acquire SGV Bancorp, Inc. ("SGVB"), the holding company for First Federal Savings and Loan Association of San Gabriel Valley (the "Bank"). SGVB is a Southern California-based savings and loan holding company whose federally chartered savings and loan subsidiary had nine branches, $364.5 million in deposits, and approximately 27,000 customer accounts as of March 31, 2000. The shareholders of IndyMac and SGVB approved the acquisition on December 14, 1999. IndyMac will acquire SGVB in a cash purchase transaction for $25.00 per share for all of the SGVB shares outstanding and subject to option as of the date of purchase. This price is subject to adjustment in the event of changes in the value of certain assets and liabilities of SGVB. The acquisition is subject to Office of Thrift Supervision ("OTS") approval, which is anticipated to be granted during the second quarter of 2000. The application was deemed complete by the OTS on April 24, 2000.

 Mortgage Banking Operations

  The Company's mortgage banking operations include (1) Business-to-Business ("B2B") transactions, whereby the Company purchases loans from mortgage brokers, mortgage bankers and community financial institutions through the use of its proprietary Internet-based underwriting and risk-based pricing system, e-MITS/1/ (electronic-Mortgage Information and Transaction System), (2) LoanWorks/2/, which originates a variety of residential loans for consumers, and (3) IndyMac Construction Lending Division ("IndyMac CLD"), which originates or purchases a variety of residential construction, land and lot loans through its B2B customers and LoanWorks. The Company's mortgage production includes conforming, non-conforming and jumbo prime and subprime residential mortgage loans. The Company's principal sources of income from its mortgage banking operations are gains recognized on the sale or securitization of mortgage loans, fee income from the origination or purchase of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization.

  B2B funded $1.4 billion of prime and subprime loans during the three months ended March 31, 2000, compared with $1.3 billion during both the fourth and first quarters of 1999. B2B's loan production was financed using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $1.3 billion of prime and subprime loans during the three months ended March 31, 2000, compared with $1.2 billion and $2.0 billion of sales during the fourth and first quarters of 1999, respectively. Loans funded through e-MITS during the three months ended March 31, 2000 totaled $1.0 billion, representing 70% of the Company's B2B prime and subprime mortgage production for the quarter, up from $193 million or 15% of production during the three months ended March 31, 1999.
--------
/1/ Registered in the U.S. Patent and Trademark Office. Patent pending.
/2/ Registered in the U.S. Patent and Trademark Office.

  LoanWorks funded $139 million of mortgage loans during the three months ended March 31, 2000, an increase of 29% in comparison to $108 million of loans during the three months ended December 31, 1999.

  At March 31, 2000, IndyMac CLD had outstanding commitments to fund consumer construction loans of $647.9 million compared to outstanding commitments of $609.2 million at December 31, 1999.

 Investment Portfolio Operations

  The Company invests in residential loans and mortgage securities either retained in connection with the issuance of mortgage-backed securities or purchased from third parties with the intent to hold on a long-term basis. The Company acts as primary servicer and master servicer with respect to substantially all of the mortgage loans it sells pursuant to private-label securitizations, and a portion of those loans sold to government sponsored entities ("GSEs").

  LoanWorks Servicing's portfolio at March 31, 2000 and December 31, 1999 was $10.6 billion and $10.1 billion, respectively, with a weighted average coupon of 8.7% as of March 31, 2000 and 8.6% as of December 31, 1999. At March 31, 2000 and December 31, 1999, the Company's master servicing portfolio had aggregate outstanding principal balances of $15.7 billion and $16.1 billion, respectively, with weighted average coupons of 8.3% and 8.2% respectively.

 Commercial Lending Operations

  The Company conducts its builder construction lending activities through Construction Lending Corporation of America ("CLCA"), which offers a variety of residential construction, land and lot loan programs for builders and developers. Warehouse lending activities are conducted through Warehouse Lending Corporation of America ("WLCA"), which provides various types of short-term revolving financing to small-to-medium size mortgage bankers and brokers.

  At March 31, 2000, CLCA had outstanding commitments to fund builder construction loans of $1.4 billion compared to outstanding commitments of $1.3 billion at December 31, 1999. At March 31, 2000, IndyMac had extended commitments to make warehouse and related lines of credit in an aggregate amount of $955.0 million, compared to commitments of $985.5 million at December 31, 1999.

 Operations Following Acquisition of SGVB

  The Company anticipates that its acquisition of SGVB will be completed during the second quarter of 2000. In connection with the acquisition, IndyMac Operating will be merged into SGVB and substantially all of the assets, liabilities and operations of the Company, including the mortgage banking, investment portfolio, and commercial lending operations, will be transferred to the Bank.

  Following the acquisition of SGVB, the Company will generally continue to operate and develop its existing mortgage and consumer lending businesses, and to institute new lending strategies and programs as the mortgage and consumer lending markets evolve. The Company expects that the most significant change from its current operations will be the expansion of its funding sources to include federally insured deposits products offered by the Bank and, to the extent circumstances warrant, advances to the Bank from the Federal Home Loan Bank ("FHLB") of San Francisco. In addition to continuing to obtain deposits in California through the Bank's existing branch network, the Company expects to market deposits nationally through the Internet and a centralized telebanking operation. The Company anticipates that the availability of these new funding sources will reduce its reliance on the capital markets for its funding requirements, and will therefore make the Company less vulnerable to future adverse changes in the capital markets.

Financial Condition

  Loans Held for Sale, Net: The Company's $813.5 million portfolio of loans held for sale at March 31, 2000 consisted of $574.3 million and $239.2 million of prime and subprime products, respectively. The Company's $658.8 million portfolio of loans held for sale at December 31, 1999 (on a pro forma basis) consisted of $543.9 million and $114.9 million of prime and subprime products, respectively. The overall 23% increase in the loans held for sale, net, from December 31, 1999 to March 31, 2000 was primarily due to subprime mortgage production of $183.8 million through the B2B channel during the three months ended March 31, 2000.

  Mortgage Loans Held For Investment, Net: The $918.1 million portfolio of mortgage loans held for investment, net, at March 31, 2000 included $949.8 million in outstanding principal, net of $31.7 million in net discounts and loan loss reserves. The Company's loans held for investment, net portfolio of $918.1 million included $608.7 million, $17.3 million, $201.5 million, and $90.6 million of prime loans, subprime loans, home improvement loans, and manufactured housing loans, respectively, at March 31, 2000. The prime and subprime loan portfolio consisted of $153.5 million of varying types of adjustable-rate products, which contractually re-price in monthly, semi-annual or annual periods; $278.0 million of loans which have a fixed interest rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that re-price annually; and $206.6 million of fixed-rate loans.

  At December 31, 1999, the Company held $869.2 million of mortgage loans held for investment, net, which consisted of $546.3 million of prime loans, $17.9 million of subprime loans, $211.0 million of home improvement loans, and $94.0 million of manufactured housing loans.

  Residential Construction: At March 31, 2000, CLCA had outstanding balances of $648.4 million, compared to outstanding balances of $692.2 million at December 31, 1999. At March 31, 2000, IndyMac CLD had outstanding balances of $417.0 million compared to outstanding balances of $396.4 million at December 31, 1999.

  CLCA's outstanding balances of $648.4 million and $692.2 million at March 31, 2000 and December 31, 1999, respectively, included $646.5 million and $1.9 million of builder and consumer products at March 31, 2000, respectively, and $688.3 million and $3.9 million at December 31, 1999, respectively. IndyMac CLD's outstanding balances of $417.0 million and $396.4 million at March 31, 2000 and December 31, 1999, respectively, included $37.2 million and $379.8 million of builder and consumer products at March 31, 2000, respectively, and $44.2 million and $352.2 million at December 31, 1999, respectively.

  Mortgage Securities Available for Sale: At March 31, 2000 and December 31, 1999, the fair value of the Company's mortgage securities portfolio totaled $755.3 million and $650.6 million (on a pro forma basis), respectively. The balances consisted of the following types of securities:

                                                            March   December 31,
                                                           31, 2000     1999
                                                           -------- ------------
                                                                (Dollars in
                                                                thousands)
   AAA rated interest-only securities..................... $321,260   $341,447
   Agency securities......................................  183,687    140,372
   AAA rated senior securities............................  116,408     46,871
   Other investment grade securities......................   62,016     47,959
                                                           --------   --------
     Total investment grade securities....................  683,371    576,649
                                                           --------   --------
   Non-investment grade residual securities...............   38,725     42,784
   Other non-investment grade securities..................   33,161     31,153
                                                           --------   --------
     Total non-investment grade securities................   71,886     73,937
                                                           --------   --------
     Total mortgage securities............................ $755,257   $650,586
                                                           ========   ========

  The Company evaluates the carrying value of its AAA rated interest-only securities and residual securities monthly by discounting estimated net future cash flows. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity. The assumptions used to value these securities at March 31, 2000 and December 31, 1999 follow:

                                                 Actual                             Valuation Assumptions
                         -------------------------------------------------------- --------------------------
                                                               3-Month     Wtd.                       Annual
                           Book   Collateral  Gross  Interest Prepayment   Avg.   Prepayment Discount  Loss
                          Value     Balance    WAC    Strip     Speeds   Multiple   Speeds    Yield    Rate
                         -------- ----------- -----  -------- ---------- -------- ---------- -------- ------
                                                       (Dollars in thousands)
March 31, 2000
AAA rated interest-only
 securities............. $321,260 $11,326,392  8.11%   0.8%       12.1%    3.37       12.5%    12.5%    NA
Non-investment grade
 residual securities
 Prime residual
  securities............    8,748     282,402  8.37%   1.4%       14.1%    2.20       23.2%    20.0%   0.3%
 Subprime residual
  securities............   27,957     826,664  9.60%   2.5%       27.0%    1.34       30.7%    20.0%   1.3%
 Manufactured housing
  securities............    2,020     390,997 10.26%   2.5%    100 MHP     0.20    180 MHP     25.0%   1.7%
                         -------- ----------- -----    ---                 ----                ----    ---
 Total non-investment
  grade residual
  securities............ $ 38,725 $ 1,500,063  9.54%   2.3%                1.11                21.3%   1.2%
                         ======== =========== =====    ===                 ====                ====    ===
December 31, 1999
AAA rated interest-only
 securities............. $341,447 $11,019,669  8.14%   0.9%       15.8%    3.37       12.7%    12.7%    NA
Non-investment grade
 residual securities
 Prime residual
  securities............    8,524     294,189  8.38%   1.5%       17.3%    1.93       30.0%    20.0%   0.4%
 Subprime residual
  securities............   31,579     890,281  9.56%   2.6%       28.6%    1.36       35.1%    20.0%   1.2%
 Manufactured housing
  securities............    2,681     402,071 10.16%   2.5%    135 MHP     0.27    208 MHP     20.0%   1.8%
                         -------- ----------- -----    ---                 ----                ----    ---
 Total non-investment
  grade residual
  securities............ $ 42,784 $ 1,586,541  9.49%   2.6%                1.04                20.0%   1.2%
                         ======== =========== =====    ===                 ====                ====    ===

  The fair value for the Company's other investment and non-investment grade securities is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity. The detail of other investment and non-investment grade securities by credit rating as of March 31, 2000 and December 31, 1999 were as follows:

                                                    Premium
                                          Current  (Discount)
                                            Face    To Face   Amortized  Book
                                           Value     Value      Cost     Value
                                          -------- ---------  --------- -------
                                                 (Dollars in thousands)
March 31, 2000
AAA rated principal-only securities...... $  6,727 $ (1,154)  $  5,573  $ 4,479
A........................................    2,874     (109)     2,765    2,627
BBB......................................   59,946   (4,474)    55,472   54,910
                                          -------- --------   --------  -------
  Total other investment grade
   securities............................   69,547   (5,737)    63,810   62,016

BB.......................................   38,337   (8,988)    29,349   25,026
B........................................    9,421   (2,012)     7,409    6,063
NR.......................................   11,274  (10,020)     1,254    2,072
                                          -------- --------   --------  -------
  Total other non-investment grade
   securities............................   59,032  (21,020)    38,012   33,161
                                          -------- --------   --------  -------
  Total other investment and non-
   investment grade securities........... $128,579 $(26,757)  $101,822  $95,177
                                          ======== ========   ========  =======

                                                    Premium
                                          Current  (Discount)
                                            Face    To Face   Amortized  Book
                                           Value     Value      Cost     Value
                                          -------- ---------  --------- -------
                                                 (Dollars in thousands)
December 31, 1999
AAA rated principal-only securities...... $  5,948 $   (810)   $ 5,138  $ 3,990
AA.......................................      208        8        216      206
A........................................    2,690     (117)     2,573    2,407
BBB......................................   46,767   (4,464)    42,303   41,356
                                          -------- --------    -------  -------
  Total other investment grade
   securities............................   55,613   (5,383)    50,230   47,959

BB.......................................   43,987   (9,486)    34,501   28,365
B........................................    1,934     (808)     1,126    1,102
NR.......................................    9,209   (8,531)       678    1,686
                                          -------- --------    -------  -------
  Total other non-investment grade
   securities............................   55,130  (18,825)    36,305   31,153
                                          -------- --------    -------  -------
  Total other investment and non-
   investment grade securities........... $110,743 $(24,208)   $86,535  $79,112
                                          ======== ========    =======  =======

  Mortgage Servicing Rights: At March 31, 2000 and December 31, 1999, the Company's mortgage servicing rights balance totaled $162.3 million and $140.3 million, respectively. The increase in the mortgage servicing rights balance was primarily due to assets retained totaling $28.1 million resulting from securitizations during the three months ended March 31, 2000. The assumptions used to value mortgage servicing rights at March 31, 2000 and December 31, 1999 follow:

                                                                              Valuation
                                             Actual                          Assumptions
                         ----------------------------------------------- -------------------
                           Book   Collateral  Gross  Servicing Wtd. Avg. Prepayment Discount
                          Value     Balance    WAC      Fee    Multiple    Speeds    Yield
                         -------- ----------- -----  --------- --------- ---------- --------
                                               (Dollars in thousands)
March 31, 2000
Master servicing........ $ 52,607 $14,286,042  8.29%    0.1%     3.38        14.2%    20.2%
Primary servicing
 Prime/subprime.........  108,349   8,572,698  8.43%    0.4%     3.41        10.2%    13.1%
 Manufactured housing...    1,351     383,288 10.26%    1.0%     0.35     180 MHP     16.0%
                         -------- ----------- -----     ---      ----                 ----
  Total primary
   servicing............ $109,700 $ 8,955,986  8.51%    0.4%     3.08                 13.3%
                         -------- =========== =====     ===      ====                 ====
  Total mortgage
   servicing rights..... $162,307
                         ========
December 31, 1999
Master servicing........ $ 51,365 $13,829,264  8.21%    0.1%     3.27        14.3%    16.3%
Primary servicing
 Prime/subprime.........   87,548   7,352,119  8.29%    0.3%     3.55        13.5%    12.1%
 Manufactured housing...    1,396     394,545 10.26%    1.0%     0.35     208 MHP     15.0%
                         -------- ----------- -----     ---      ----                 ----
  Total primary
   servicing............ $ 88,944 $ 7,746,664  8.39%    0.4%     3.10                 12.0%
                         -------- =========== =====     ===      ====                 ====
  Total mortgage
   servicing rights..... $140,309
                         ========

 Asset Quality

  A summary of the Company's non-performing loans as of March 31, 2000 and December 31, 1999 follows:

                                            March 31, 2000   December 31, 1999
                                           ----------------- ------------------
                                                     % of               % of
                                           Amount  Portfolio  Amount  Portfolio
                                           ------- --------- -------- ---------
                                                  (Dollars in thousands)
Non-performing loans:
  Single family residential ("SFR")
   mortgage loans......................... $53,049   3.68%   $ 58,359   4.76%
  Builder construction and income property
   loans..................................  19,390   2.32%     23,885   2.67%
  Consumer construction loans.............   3,238   0.83%      2,906   0.80%
  Revolving warehouse lines of credit.....   1,994   0.80%      5,731   2.35%
  Manufactured housing loans..............   7,263   6.66%      7,396   6.72%
  Home improvement loans..................   1,022   0.48%      5,890   2.71%
                                           -------   ----    --------   ----
    Totals................................ $85,956   2.65%   $104,167   3.41%
                                           =======   ====    ========   ====

  SFR Mortgage Loans: Non-performing loans decreased $5.4 million to $53.0 million at March 31, 2000 compared to $58.4 million at December 31, 1999 in part due to seasonality related to the timeliness of loan payments during the holiday season.

  Builder Construction and Income Property Loans: Non-performing loans decreased $4.5 million to $19.4 million at March 31, 2000 compared to $23.9 million at December 31, 1999. The decrease in non-performing loans was primarily the result of the payoff of a $4.4 million loan during the three months ended March 31, 2000 that was included in the non-performing loan portfolio at December 31, 1999.

  Consumer Construction: The balance of non-performing loans was comparable at March 31, 2000 and December 31, 1999 at $3.2 million and $2.9 million, respectively.

  Revolving Warehouse Lines of Credit: Non-performing loans decreased $3.7 million to $2.0 million at March 31, 2000 compared to $5.7 million at December 31, 1999. The decrease is primarily due to a $4.1 million non-performing loan as of December 31, 1999 that was brought current during the three months ended March 31, 2000.

  Manufactured Housing Loans: Non-performing loans at March 31, 2000 and December 31, 1999 were comparable at $7.3 million and $7.4 million, respectively.

  Home Improvement Loans: Non-performing loans decreased $4.9 million to $1.0 million at March 31, 2000 compared to $5.9 million at December 31, 1999. The decrease is primarily due to the charge-off of all loans greater than 120 days delinquent. The entire balance of the loans that was charged-off during the three months ended March 31, 2000 was fully reserved for at December 31, 1999.

  Allowance for Loan Losses: The Company's allowance for loan losses totaled $55.2 million at March 31, 2000, or 1.70% of the book value of loans outstanding, compared to $53.9 million at December 31, 1999, or 1.77% of the book value of loans outstanding. The allowance for loan losses was increased through the provision for loan losses during the three months ended March 31, 2000 to maintain the allowance at prudent levels given the composition of the loan portfolio and management's assessment of the level of losses inherent in the Company's loan portfolio at March 31, 2000. Net charge-offs totaled $3.0 million during the three months ended March 31, 2000, compared to $4.4 million during the three months ended December 31, 1999.

  Real Estate Acquired in Settlement of Loans (REO): At March 31, 2000 and December 31, 1999, the Company's REO balance, which is recorded at estimated net realizable value, totaled $26.6 million and $22.3 million, respectively (included in other assets in the consolidated balance sheets). The Company recognized a total of $24 thousand in net losses on sale of REO during the three months ended March 31, 2000, and a mark to market loss of $506 thousand during the three months ended March 31, 2000.

  REO consisted of the following:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
                                                               (Dollars in
                                                               thousands)
   SFR mortgage loans....................................  $ 7,501    $ 7,389
   Builder construction and income property loans........   14,330     11,107
   Consumer construction loans...........................    1,568      1,182
   Manufactured housing loans............................    3,204      2,645
                                                           -------    -------
                                                           $26,603    $22,323
                                                           =======    =======

Results of Operations

Three months ended March 31, 2000 compared to the three months ended March 31, 1999

 Highlights for the three months ended March 31, 2000 and 1999

                                                        For the three months
                                                          ended March 31,
                                                       -----------------------
                                                        2000         1999
                                                       -------  --------------
                                                                (Pro forma)(1)
                                                       (Dollars in thousands)
   Net earnings before non-recurring items............ $21,775     $12,578
   Return on average assets before non-recurring
    items.............................................    2.08%       0.94%
   Return on average equity before non-recurring
    items.............................................   10.64%       6.28%
   Interest spread
     Yield on interest-earning assets.................   10.03%       7.98%
     Cost of interest-bearing liabilities.............    6.72%       5.65%
     Interest spread..................................    3.31%       2.33%
     Net interest margin..............................    4.42%       3.12%

--------
(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January of 2000.

  Net Earnings: The Company's net earnings were $51.9 million for the three months ended March 31, 2000, compared to $23.6 million for the three months ended March 31, 1999. The Company's pro forma net earnings for the first quarter of 1999 would have been $12.6 million had the Company owned 100% of IndyMac, Inc.'s common stock, and had it been a fully taxable entity. The $39.3 million increase in net earnings (comparing to the quarter ended March 31, 1999 on a pro forma basis) was primarily associated with the Company's conversion to a fully taxable entity, at which time the Company recorded a $36.1 million deferred tax asset and associated tax benefit.

  Interest Income: Total interest income was $98.1 million and $93.5 million for the three months ended March 31, 2000 and 1999, respectively. On a pro forma basis, total interest income was $103.2 million during the three months ended March 31, 1999. The decrease in interest income of $5.1 million (comparing to the quarter ended March 31, 1999 on a pro forma basis) was primarily the result of a decrease in average interest earning assets of $1.3 billion to $3.9 billion during the three months ended March 31, 2000 from $5.2 billion during the three months ended March 31, 1999. The decrease in average interest earning assets during the first quarter of 2000 compared to the first quarter of 1999 was primarily due to the Company's efforts to reduce asset size and increase liquidity. The decrease in the average balance of interest earning assets was partially offset by an increase in yield of 205 basis points, primarily due to the rising interest rate environment over the course of the past year, and a $3.0 million impairment charge recognized on mortgage securities during the three months ended March 31, 1999.

    Loans held for sale, net: Interest income on loans held for sale totaled $19.0 million and $29.8 million for the three months ended March 31, 2000 and 1999, respectively. On a pro forma basis, interest income on loans held for sale for the three months ended March 31, 1999 was $35.2 million. The decrease in interest income on loans held for sale was primarily the result of a decrease in the average balance of such loans by $856.8 million to $819.0 million from $1.7 billion for the three months ended March 31, 2000 and 1999, respectively. This reduction was partially offset by an increase in the effective yield to 9.3% from 8.5%. The increase in the effective yield was primarily due to the increase in rates during the year, offset in part by the transfer of the Company's manufactured housing and home improvement loans portfolio to the held for investment portfolio in the third quarter of 1999.

    Mortgage loans held for investment, net: Interest income on mortgage loans held for investment totaled $20.9 million and $11.7 million for the quarters ended March 31, 2000 and 1999, respectively. The $9.2 million increase was primarily the result of an increase in the average balance of such loans by $278.9 million to $897.3 million during the three months ended March 31, 2000, from $618.5 million during the three months ended March 31, 1999, as well as an increase in the effective yield to 9.4% from 7.7%. The increase in the effective yield was primarily due to the increase in rates during the year, as well as the transfer of the Company's manufactured housing and home improvement loans portfolio to the held for investment portfolio during 1999.

    Residential construction loans: Interest income on residential construction loans totaled $30.0 million and $30.2 million for the three months ended March 31, 2000 and 1999, respectively. The average balance of residential construction loans outstanding was $1.1 billion for the three months ended March 31, 2000 and $1.3 billion for the three months ended March 31, 1999. Interest was earned at an effective yield of 11.2% and 9.8% during the three months ended March 31, 2000 and 1999, respectively. The increase in the effective yield was primarily due to the increase in rates during the year.

    Income property loans: Interest income on income property loans totaled $3.8 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively. The $400 thousand decrease was primarily the result of a decrease in the average balance of such loans to $137.5 million from $183.5 million during the three months ended March 31, 2000 and 1999, respectively. The decrease in the average balance was the result of discontinuing this product during the prior year. The decrease in interest income due to the decrease in the average balance outstanding was partially offset by an increase in the effective yield to 11.3% from 9.3%. The increase in the effective yield was primarily due to the increase in rates during the year, as well as cash received during the three months ended March 31, 2000 on loans previously on non-accrual status.

    Revolving warehouse lines of credit: Interest income on revolving warehouse lines of credit totaled $4.4 million and $6.1 million for the three months ended March 31, 2000 and 1999, respectively. The $1.7 million decrease was primarily the result of a decrease in the average balance of such lines to $192.0 million from $293.4 million during the quarters ended March 31, 2000 and 1999. This reduction was partially offset by an increase in the effective yield to 9.2% from 8.4%.

    Mortgage securities available for sale: Interest income on mortgage securities totaled $18.2 million and $2.4 million for the three months ended March 31, 2000 and 1999, respectively. On a pro forma basis, interest income on mortgage securities during the three months ended March 31, 1999 was $12.3 million. The average balance of mortgage securities available for sale was $714.9 million compared to $1.0 billion (on a pro forma basis) for the three months ended March 31, 2000 and 1999, respectively. The decrease in the average balance of mortgage securities was partially offset by an increase in the effective yield to 10.3% from 4.8%. The 4.8% effective yield during the three months ended March 31, 1999 was primarily due to impairment charges totaling $3.0 million recorded as a reduction to interest income. Had there been no impairment during the three months ended March 31, 1999, the effective yield on mortgage securities would have approximated 9.4%.

    Collateral for CMO's: Interest income on collateral for CMO's was $1.5 million and $2.8 million for the three months ended March 31, 2000 and 1999, respectively. This decrease was primarily attributable to a decrease in the average aggregate principal amount of collateral for CMO's outstanding to $85.8 million from $153.9 million for the quarters ended March 31, 2000 and 1999, respectively.

  Interest Expense: Total interest expense was $55.3 million and $53.4 million for the three months ended March 31, 2000 and 1999, respectively. On a pro forma basis, total interest expense during the three months ended March 31, 1999 was $63.0 million. The average balance of interest bearing liabilities during the three months ended March 31, 2000 and 1999 was $3.3 billion and $4.5 billion (on a pro forma basis), respectively. This reduction was partially offset by an increase in the Company's cost of funds to 6.7% from 5.7%.

  Provision for Loan Losses: The provision for loan losses decreased to $4.3 million from $6.7 million during the three months ended March 31, 2000 and 1999, respectively. IndyMac's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, is based on various judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience.

  Equity in Earnings (Loss) of IndyMac Operating: IndyMac had a 99% equity interest in IndyMac Operating during the three months ended March 31, 1999. In January of 2000, IndyMac purchased the minority interest in IndyMac Operating from CHL. As such, there is no equity in earnings (loss) of IndyMac Operating in 2000, whereas a loss of $2.3 million was recognized during the three months ended March 31, 1999.

  Net Gain (Loss) on Sale of Securities: The Company recorded a gain on sale of mortgage securities of $963 thousand during the three months ended March 31, 2000, compared to a loss of $69 thousand during the three months ended March 31, 1999. On a pro forma basis, the Company recognized a loss of $15.4 million during the three months ended March 31, 1999, primarily due to IndyMac Operating's sale of U.S. Treasuries at a loss of $14.8 million during this time period.

  Other Income, net: Other income consists primarily of fee income and gain
(loss) on sale of REO and other assets. Other income totaled $6.2 million for the three months ended March 31, 2000 and $1.8 million for the three months ended March 31, 1999, respectively. On a pro forma basis, other income was $6.5 million for the three months ended March 31, 1999.

  Expenses: Total expenses were $45.7 million and $9.2 million for the three months ended March 31, 2000 and 1999, respectively. On a pro forma basis, total expenses were $36.3 million for the three months ended March 31, 1999. The increase in expenses period over period was primarily due to non-recurring expenses of $10.2 million recognized during the three months ended March 31, 2000. This $10.2 million consisted primarily of $9.4 million in compensation expense related to the resignation of Mr. Mozilo from the Board of Directors and $843 thousand related to the buyout of CHL's minority interest in IndyMac Operating.

Liquidity and Capital Resources

  The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in mortgage backed securities. The Company's primary sources of funds used to meet these financing needs include cash flow from operations, committed and uncommitted borrowings, structured financing, and unsecured debt.

  At March 31, 2000, the Company had liquidity approximating $282.3 million, with a leverage ratio (debt to equity) of 4.1:1. The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. However, the Company's liquidity and capital resources will continue to depend on factors such as cash flow from operations and margins on financial collateral required by lenders.

  The table below summarizes the Company's sources of financing as of March 31, 2000:

                         Committed Outstanding
 Financial Institution   Financing  Balances      Type of Financing     Maturity Date
 ---------------------   --------- ----------- ------------------------ --------------
                         (Dollars in millions)
Merrill Lynch...........  $1,500     $1,475    Repurchase Agreement           May 2001
Paine Webber............     500        467    Repurchase Agreement     September 2001
Morgan Stanley..........     500        232    Repurchase Agreement          June 2001
Credit Suisse First
 Boston.................     500         47    Repurchase Agreement      November 2000
First Union Bank
 Syndicate..............     900        683    Revolving Bank Line       February 2001
Bank of America.........      50        --     Revolving Bank Line      September 2000
Bank of America.........     200        154    Commercial Paper Conduit     March 2001
Various.................      60         60    Senior Unsecured Notes     October 2002
                          ------     ------
  Total committed
   financing............   4,210      3,118
Uncommitted repurchase
 facilities.............     --         231
                          ------     ------
  Total financing.......  $4,210     $3,349
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

  In July of 1999, IndyMac's Board of Directors approved a $100 million share repurchase plan. Through March 31, 2000, the Company had repurchased 6.6 million shares in open market transactions at an average price of approximately $13.64 per share, completing $90.6 million of the $100 million plan. In April of 2000, IndyMac's Board of Directors approved an additional $100 million to continue the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the financial impact of changes in interest rates on its interest-earning assets, commitments and hedges. As of March 31, 2000, there were no material changes to the Company's interest rate risk management process, or to the financial impact of changes in interest rates on its interest-earning assets, commitments, and hedges, from that which was disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999. For further information, refer to Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Forward-Looking Statements

  Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the Company's statements regarding liquidity, provisions for loan losses, capital resources, and anticipated future expense levels and other anticipated aspects of future operations. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect,"

"intend," and other similar expressions. These statements reflect the Company's current views with respect to future events and financial performance. They are subject to risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or from the results anticipated.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause future results to differ materially from historical results or those anticipated in any forward-looking statements herein:

    (1) the level of demand for consumer loans, mortgage loans and construction loans, which is affected by such external factors as the level of interest rates, the strength of various segments of the economy and demographics of the Company's lending markets;

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

    (6) matters relating to the proposed acquisition of SGVB, including the timing and uncertainty of the regulatory approval process and other consents and approvals that may be required, the changing nature and size of the surviving corporation's business, and the possibility that the assimilation of SGVB's operations upon completion of the acquisition may be more difficult or costly, and may take longer than expected by the Company; and

    (7) other risks and uncertainties detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.1 Resignation Agreement dated February 29, 2000 between IndyMac Mortgage
         Holdings, Inc. and Angelo R. Mozilo

   27   Financial Data Schedule

(b) Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 15, 2000 for the three months ended March 31, 2000.

                                          INDYMAC MORTGAGE HOLDINGS, INC.

                                                  /s/ Michael W. Perry
                                          By: _________________________________
                                                      Michael W. Perry
                                               Vice Chairman of the Board of
                                               Directors and Chief Executive
                                                          Officer

                                                 /s/ Carmella L. Grahn
                                          By: _________________________________
                                                     Carmella L. Grahn
                                                Executive Vice President and
                                                  Chief Financial Officer