Form 10-Q
period 2000-06-30
INDYMAC BANCORP INC
filed 2000-08-15
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   Form 10-Q

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                       For the period ended June 30, 2000


                                       OR

  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

                         Commission File Number 1-8972

                             INDYMAC BANCORP, INC.
                   (formerly IndyMac Mortgage Holdings, Inc.)
             (Exact name of registrant as specified in its charter)


          DELAWARE
(State or other jurisdiction of                  95-3983415
incorporation or organization)         (I. R. S. Employer Identification No.)

155 NORTH LAKE AVENUE, PASADENA, CALIFORNIA       91101-7211
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

        Common stock outstanding as of June 30, 2000: 70,082,497 shares

                              INDYMAC BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                     June 30,         December 31,     December 31,
                                                                                       2000               1999            1999
                                                                                    ----------       -------------     -----------
                                                                                    (Unaudited)       Pro forma (1)
Assets

Cash and cash equivalents                                                           $  58,828          $   4,960         $   4,488
Mortgage-backed securities available for sale, amortized cost of
      $743,564, $639,843 and $458,578, respectively                                   746,313            650,586           471,231
Loans receivable:
      Loans held for sale                                                             802,016            658,838           615,243
      Loans held for investment
         Mortgage loans                                                             1,142,343            983,173           983,173
         Builder construction                                                         639,291            730,233           730,233
         Consumer construction                                                        448,053            381,872           381,872
         Income property                                                              131,676            143,070           143,070
         Revolving warehouse lines of credit                                          226,760            243,630           243,630
      Allowance for loan losses                                                       (57,356)           (53,880)          (53,880)
                                                                                  ------------        ------------      ------------
         Total loans receivable                                                     3,332,783          3,086,936         3,043,341

Mortgage servicing rights                                                             174,643            140,309                 -
Foreclosed assets                                                                      23,142             22,323            21,286
Interest receivable                                                                    44,540             35,899            41,290
Other assets                                                                          168,059             83,998           144,886
                                                                                  ------------        ------------      ------------
         Total assets                                                             $ 4,548,308         $4,025,011        $3,726,522
                                                                                  ============        ============      ============

Liabilities and Shareholders' Equity

Borrowings                                                                        $ 3,638,259        $ 3,123,865       $ 2,863,973
Other liabilities                                                                      75,613             73,616            35,019
                                                                                  ------------        ------------      ------------
      Total liabilities                                                             3,713,872          3,197,481         2,898,992

Shareholders' Equity
      Preferred stock - authorized, 10,000,000 shares of $.01 par value;
         none issued                                                                        -                  -                 -
      Common stock - authorized, 200,000,000 shares of $.01 par
         value; issued 80,993,334 shares (70,082,497 outstanding) at
         June 30, 2000 and issued 80,720,129 shares (75,076,868
         outstanding) at December 31, 1999                                                810                807               807
      Additional paid-in-capital                                                      900,986            895,668         1,080,327
Accumulated other comprehensive income                                                  5,772              7,433             7,433
Cumulative distributions to shareholders                                                    -                  -          (577,808)
Retained earnings                                                                      74,276                  -           393,149
Treasury stock, 10,910,837 shares and 5,643,261 shares, respectively                 (147,408)           (76,378)          (76,378)
                                                                                  ------------        ------------      ------------
      Total shareholders' equity                                                      834,436            827,530           827,530
                                                                                  ------------        ------------      ------------
         Total liabilities and shareholders' equity                               $ 4,548,308        $ 4,025,011       $ 3,726,522
                                                                                  ============        ============      ============

(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January 2000.

The accompanying notes are an integral part of these statements.

                      INDYMAC BANCORP, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
                     (Dollars in thousands)
                           (Unaudited)

                                                                                  Three months ended June 30,
                                                                            2000              1999               1999

                                                                                       Pro forma (1)
Interest income
Mortgage-backed securities available for sale                            $ 18,340            $ 10,959            $   581
Loans held for sale                                                        21,618              29,467             24,256
Loans held for investment
      Mortgage loans                                                       22,938              13,570             13,562
      Builder construction                                                 19,594              20,017             20,017
      Consumer construction                                                10,296               9,650              9,650
      Income property                                                       3,414               4,499              4,499
      Revolving warehouse lines of credit                                   5,227               5,693              5,693
Other                                                                         120                  84              5,354
                                                                         --------            --------            -------
      Total interest income                                               101,547              93,939             83,612

Interest expense                                                           63,380              53,210             44,749
                                                                         --------            --------            -------
      Net interest income                                                  38,167              40,729             38,863
Provision for loan losses                                                   4,406               1,536              1,217
      Net interest income after provision for loan losses                  33,761              39,193             37,646

Other income
      Gain on sale of loans, net                                           25,962              35,933                  -
      Service fee income                                                    9,030               4,552                  -
      Gain (loss) on sale of mortgage-backed securities, net                1,188                (517)                 -
      Loss on sale of other securities, net                                     -             (16,629)                 -
      Equity in earnings (loss) of IndyMac, Inc.                                -                   -             (1,982)
      Fee income                                                            7,795               6,170                607
                                                                         --------            --------            -------
            Total other income                                             43,975              29,509             (1,375)
                                                                         --------            --------            -------
            Net revenues                                                   77,736              68,702             36,271

Other expense
      Salaries and related                                                 24,354              22,674              5,386

      Other general and administrative expenses                            13,537              18,403              1,780

      Non-recurring charges                                                 1,344                   -                  -
                                                                         ---------           --------            -------

            Total other expense                                            39,235              41,077              7,166
                                                                         ---------           --------            -------

Earnings before provision for income tax                                   38,501              27,625             29,105
      Provision for income tax                                             16,170              11,741                  -
                                                                                                                       -
      Income tax benefit from termination of REIT status                        -                   -                  -
        Net earnings                                                     $ 22,331            $ 15,884           $ 29,105

Earnings per share
      Basic                                                              $   0.31            $   0.20           $   0.36
      Diluted                                                            $   0.31            $   0.19           $   0.36


Weighted average shares outstanding
      Basic                                                                71,192              80,381             80,381
      Diluted                                                              72,324              81,535             81,535

(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January 2000.




                      INDYMAC BANCORP, INC.
               CONSOLIDATED STATEMENTS OF EARNINGS
                     (Dollars in thousands)
                           (Unaudited)


                                                                                   Six months ended June 30,
                                                                          2000                1999              1999
                                                                                         Pro forma (1)
Interest income
Mortgage-backed securities available for sale                               $ 36,552           $  23,199         $ 3,010
Loans held for sale                                                           40,639                              54,098
                                                                                                  64,703
Loans held for investment
      Mortgage loans                                                          45,334                              28,095
                                                                                                  28,096
      Builder construction                                                    41,091                              39,867
                                                                                                  39,867
      Consumer construction                                                   19,328                              20,003
                                                                                                  20,003
      Income property                                                                                              8,723
                                                                               7,263               8,723
      Revolving warehouse lines of credit                                                                         11,786
                                                                               9,626              11,786
Other
                                                                                 330                 782          11,564
                                                                         -----------         -----------         -------
      Total interest income                                                  200,163             197,159         177,146

Interest expense                                                             118,664             116,218          98,184
                                                                         -----------         -----------         -------
      Net interest income                                                     81,499              80,941          78,962

Provision for loan losses                                                      8,722               8,326           7,898
                                                                         -----------         -----------         -------

      Net interest income after provision for loan losses                     72,777              72,615          71,064

Other income
      Gain on sale of loans, net                                              44,550              63,909               -

      Service fee income                                                      17,267              10,167               -

      Gain (loss) on sale of mortgage-backed securities, net                   2,151              (1,118)              -

      Loss on sale of other securities, net                                        -             (31,390)              -

      Equity in earnings (loss) of IndyMac, Inc.                                   -                   -          (4,306)

      Fee income                                                              14,537              12,945           2,108
                                                                         -----------         -----------          ------
             Total other income                                               78,505              54,513          (2,198)
                                                                         -----------         -----------          ------
            Net revenues                                                     151,282             127,128          68,866

Other expense
      Salaries and related                                                    47,380              44,748          11,138

      Other general and administrative expenses                               26,514              32,880           5,014

      Non-recurring charges                                                   11,567                   -               -
                                                                         -----------         -----------         -------
            Total other expense                                               85,461              77,628          16,152
                                                                         -----------         -----------         -------
Earnings before provision for income tax                                      65,821              49,500          52,714

      Provision for income tax                                                27,645              21,038               -

      Income tax benefit from termination of REIT status                     (36,100)                  -               -
                                                                         -----------         -----------          ------
            Net earnings                                                    $ 74,276           $  28,462         $52,714

Earnings per share
      Basic                                                                 $   1.02            $   0.36         $  0.66
      Diluted                                                               $   1.01            $   0.35         $  0.65


Weighted average shares outstanding
      Basic                                                                   72,610              79,807          79,807

      Diluted                                                                 73,613              80,980          80,980


(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January 2000.

The accompanying notes are an integral part of these statements.

                             INDYMAC BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                                                    Six months ended June 30,
                                                                                             ------------------------------------
                                                                                                  2000                    1999
                                                                                             ------------             -----------
Cash flows from operating activities:
    Net earnings                                                                             $    74,276              $    52,714
    Adjustments to reconcile net earnings
       to net cash provided by (used in) operating activities:
          Amortization and depreciation                                                           79,402                   34,554
          Gain on sale of loans                                                                  (44,550)                       -
          (Gain) loss on sale of securities                                                       (2,151)                   1,118
          Non-cash severance expense                                                               9,380                        -
          Provision for loan losses                                                                8,722                    7,898
          Deferred compensation and 401(k) expense                                                 2,097                    1,615
          Equity in (earnings) loss of IndyMac, Inc.                                                   -                    4,306
       Sale of and payments from mortgage loans held for sale                                  3,024,672                3,690,802
       Purchases of mortgage loans held for sale                                              (3,353,147)              (3,061,800)
       Net increase (decrease) in other assets                                                   (21,240)                   3,991
       Net decrease in other liabilities                                                          (2,807)                  (8,947)
                                                                                             ------------             ------------
          Net cash provided by (used in) operating activities                                   (225,346)                 726,251
                                                                                             ------------             ------------
Cash flows from investing activities:
    Payments and sales from mortgage loans held for investment                                    81,375                  187,820
    Net increase in manufactured housing loans held for investment                                (4,059)                  (1,786)
    Net decrease in home improvement loans held for investment                                    15,767                        -
    Net (increase) decrease in construction loans receivable                                     (73,694)                 105,138
    Net decrease in revolving warehouse lines of credit                                           16,870                  145,926
    Purchases of mortgage securities available for sale                                         (177,658)                 (77,427)
    Sales of and payments from mortgage securities available for sale                             28,424                   14,403
    Payments from collateral for collateralized mortgage obligations                               9,303                   40,979
    Purchases of mortgage servicing rights                                                          (349)                       -
    Purchase of SGV Bancorp                                                                      (59,523)                       -
    Net decrease in advances to IndyMac, Inc.                                                          -                   29,347
                                                                                             ------------             ------------
          Net cash provided by (used in) investing activities                                   (163,544)                 444,400
                                                                                             ------------             ------------

Cash flows from financing activities:
    Net increase (decrease) in loans and securities sold under agreements to
          repurchase                                                                             344,319               (1,066,706)
    Net increase (decrease) in syndicated bank lines and commercial
          paper conduit                                                                          175,512                  (47,646)
    Principal payments on collateralized mortgage obligations                                     (7,763)                 (41,501)
    Net proceeds from issuance of common stock                                                     2,192                   48,067
    Acquisition of common stock                                                                  (71,030)                       -
    Cash dividends paid                                                                                -                  (58,853)
                                                                                             ------------             ------------
          Net cash provided by (used in) financing activities                                    443,230               (1,166,639)
                                                                                             ------------             ------------
Net increase in cash and cash equivalents                                                         54,340                    4,012
Cash and cash equivalents at beginning of period                                                   4,488                      815
                                                                                             ------------             ------------
Cash and cash equivalents at end of period                                                   $    58,828              $     4,827
                                                                                             ============             ============
    Supplemental cash flow information:
          Cash paid for interest                                                             $   105,966              $    96,654
                                                                                             ============             ============
          Cash paid for income taxes                                                         $    22,350              $         -
                                                                                             ============             ============
    Supplemental disclosure of noncash investing and financing activities:
          The fair value of noncash assets acquired and liabilities assumed in the purchase of IndyMac, Inc. in January of
          2000 was approximately $424 million and $332 million, respectively.


The accompanying notes are an integral part of these statements.

                            INDYMANC BANCORP, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                 Accumulated
                                                                              Additional            Other
                                                              Common           Paid-in           Comprehensive      Cumulative
                                                              Stock            Capital           Income (Loss)       Earnings
                                                           -------------    ---------------     --------------     ------------
Balance at December 31, 1998                                 $      758         $1,018,859          $(18,776)          $277,220
Common stock options exercised                                        4              1,189                  -                 -
Directors' and officers' notes receivable                             -                474                  -                 -
Deferred compensation, restricted stock                               -              1,203                  -                 -
401(k) contribution                                                   -                412                  -                 -
Net gain on available for sale securities                             -                  -             26,915                 -
Dividend reinvestment plan                                           43             46,357                  -                 -
Net earnings                                                          -                  -                  -            52,714
Dividends paid                                                        -                  -                  -                 -
                                                           -------------    ---------------     --------------      ------------
Net change                                                           47             49,635             26,915            52,714
                                                           -------------    ---------------     --------------      ------------
Balance at June 30, 1999                                     $      805         $1,068,494            $ 8,139          $329,934
                                                           =============    ===============     ==============      ============

Balance at December 31, 1999                                 $      807         $1,080,327             $7,433         $ 393,149
Common stock options exercised                                        3              2,043                  -                 -
Directors' and officers' notes receivable                             -                 29                  -                 -
Deferred compensation, restricted stock                                              2,562                  -                 -
401(k) contribution                                                                    566                  -                 -
Net loss on mortgage securities
   available for sale                                                                    -             (1,661)                -
Dividend reinvestment plan                                            -                118                  -                 -
Acquisition of treasury stock                                         -                  -                  -                 -
Close-out of cumulative earnings and distributions
     to additional paid-in capital                                                (184,659)                            (393,149)
Net earnings                                                          -                  -                  -            74,276
                                                           -------------    ---------------     --------------      ------------
Net change                                                            3           (179,341)            (1,661)         (318,873)
                                                           =============    ===============     ==============      ============
Balance at June 30, 2000                                     $      810         $  900,986          $   5,772         $  74,276
                                                           =============    ===============     ==============      ============


                                                                               Cumulative                                Total
                                                       Comprehensive        Distributions to         Treasury         Shareholders'
                                                           Income             Shareholders             Stock             Equity
                                                     --------------------  -------------------    ----------------   --------------
Balance at December 31, 1998                                                      $  (442,896)          $ (13,062)       $  822,103
Common stock options
     exercised
                                                                       -                    -                   -             1,193
Directors' and officers' notes
     receivable
                                                                       -                    -                   -              474
Deferred compensation,
     restricted stock
                                                                       -                    -                   -            1,203
401(k) contribution
                                                                                            -                   -              412
Net gain on available for sale securities
                                                                  26,915                    -                   -           26,915
Dividend reinvestment plan
                                                                       -                    -                   -           46,400
Net earnings
                                                                  52,714                    -                   -           52,714
Dividends paid
                                                                       -              (58,853)                  -          (58,853)
                                                     --------------------  -------------------    ----------------   ---------------
Net change
                                                                  79,629              (58,853)                  -           70,458
                                                     --------------------  -------------------    ----------------   ---------------
Balance at June 30, 1999                                                         $   (501,749)          $ (13,062)       $  892,561
                                                                           ===================    ================   ===============

Balance at December 31, 1999                                                        ($577,808)           ($76,378)       $  827,530
Common stock options
     exercised                                                         -                    -                   -             2,046
Directors' and officers' notes
     receivable                                                        -                    -                   -                29
Deferred compensation,
     restricted stock                                                  -                    -                   -             2,562

401(k) contribution                                                    -                    -                   -               566

Net loss on mortgage securities
     available for sale                                          (1,661)                    -
                                                                                                                             (1,661)
Dividend reinvestment plan                                             -                    -                   -               118

Acquisition of treasury stock                                          -                    -             (71,030)          (71,030)

Close-out of cumulative earnings and distributions
     to additional paid-in capital                                                    577,808                                     -

Net earnings                                                      74,276                    -                   -            74,276
                                                     --------------------  -------------------    ----------------   ---------------
Net change                                                        72,615              577,808             (71,030)            6,906
                                                     --------------------  -------------------    ----------------   ---------------
Balance at June 30, 2000                                                         $          -           $(147,408)       $   834,436
                                                                           ===================    ================   ===============

The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PRESENTATION

IndyMac Bancorp, Inc., formerly known as IndyMac Mortgage Holdings, Inc. ("IndyMac"), conducts a diversified mortgage lending business, including the origination and purchase of and investment in conforming, non-conforming and jumbo residential loans, subprime loans, construction loans, mortgage-backed securities and other mortgage-related assets. Beginning July 1, 2000 the Company's operations also include retail banking operations through its acquisition of SGV Bancorp, Inc. ("SGVB"). See further discussion in Note D - Subsequent Events. References to "IndyMac" refer to the parent company alone, while references to the "Company" mean the parent company and its consolidated subsidiaries. The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Prior to January of 2000, IndyMac elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements as of and for the six months ended June 30, 1999 include the accounts of IndyMac and its qualified REIT subsidiaries. Through December 31, 1999, IndyMac owned all the preferred non-voting stock and had a 99% economic interest in IndyMac, Inc. ("IndyMac Operating").
Accordingly, IndyMac's investment in IndyMac Operating was accounted for under a method similar to the equity method because IndyMac had the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. In January of 2000, IndyMac acquired all of the voting stock of IndyMac Operating. See Note B - Acquisition of IndyMac Operating's Common Stock, for further information.

During 1999, IndyMac's Board of Directors and shareholders approved the termination of its income tax status as a REIT, effective January of 2000. As a result of its conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $36.1 million was recorded in January of 2000. In addition, the Company's $393.1 million and $577.8 million balance of cumulative earnings and distributions to shareholders, respectively, were closed against additional paid in capital. As a fully taxable entity, IndyMac is no longer required to distribute 95% of its taxable income to its shareholders, but is taxed on its earnings based on currently enacted tax rates.

Certain reclassifications have been made to the unaudited financial statements for the period ended June 30, 1999 to conform to the June 30, 2000 presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

All significant intercompany balances and transactions with the Company's consolidated subsidiaries have been eliminated in consolidation of the Company.

NOTE B - ACQUISITION OF INDYMAC OPERATING'S COMMON STOCK

In January of 2000, IndyMac purchased all of IndyMac Operating's outstanding common stock, which was held by Countrywide Home Loans, Inc. ("CHL"), for $1.8 million (the "acquisition"). IndyMac Operating's total assets and shareholder's equity on the date of the acquisition were approximately $424 million and

$92 million, respectively. CHL's minority interest investment of 1% in IndyMac Operating as of the effective date of the purchase amounted to $922,300. As IndyMac owns 100% of the outstanding common and preferred stock of IndyMac Operating subsequent to the buyout of CHL's common stock effective January of 2000, the consolidation method of accounting is used for IndyMac's investment in IndyMac Operating. Included in the consolidated balance sheets and consolidated statements of earnings is the pro forma effect to IndyMac's financial statements as of December 31, 1999 and for the six months ended June 30, 1999, had IndyMac been a fully taxable entity and had used the consolidation method of accounting for its investment in IndyMac Operating during such time period.

NOTE C - SEGMENT REPORTING

The Company's reportable operating segments include Mortgage Banking, Investment Portfolio and Commercial Lending. The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from business-to-business ("B2B") customers, and funds loans directly to consumers ("B2C").
These loans are then securitized through the issuance of mortgage-backed securities ("MBS"), resold in bulk whole loan sales to permanent investors or government sponsored enterprises, or retained by the Company's Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through the Company's B2B sellers and direct customers ("consumer construction"). The Investment Portfolio segment invests in residential loans on a long-term basis and securities retained in connection with loan sales activities or purchased on the open market. The Investment Portfolio also performs mortgage servicing activities. The Commercial Lending segment makes residential construction loans to builders and engages in secured warehouse lending operations for mortgage brokers and mortgage bankers. Operating segments' profitability is measured on a fully-leveraged basis.
Excess capital is unallocated and included in the Other operating segment. The Company does not allocate corporate costs such as corporate salaries and related expenses, and non-recurring corporate items. These corporate items are included in the Other operating segment.

In connection with an internal reorganization in the first quarter of 2000, the consumer construction business was moved to the Mortgage Banking segment and servicing operations were moved to the Investment Portfolio Segment. In addition, prior to 2000, corporate support costs were allocated to the operating segments. Segment reporting for the three and six months ended June 30, 1999 has been restated to conform to the current method of reporting segments.

Segment information for the three and six months ended June 30, 2000 and 1999 were as follows:

(Dollars in thousands)                             Mortgage    Investment     Commercial
                                                   Banking     Portfolio      Lending       Other      Consolidated
                                                  ----------   ----------   -----------   ----------   -------------
Three months ended June 30, 2000
     Net interest income                           $   9,608   $    7,651    $   11,437       $  9,471    $   38,167
     Net revenues                                     41,576       15,365        11,324          9,471        77,736
     Tax provision (benefit)                           8,972        4,362         3,331           (495)       16,170
     Net earnings (loss)                              12,390        6,025         4,600           (684)       22,331

Three months ended June 30, 1999 (1)
     Net interest income                          $   10,544   $   12,277    $   13,338       $  4,570    $   40,729
     Net revenues                                     53,628       (4,907)       15,312          4,669        68,702
     Tax provision (benefit)                          12,934       (9,756)        3,375          5,188        11,741
     Net earnings (loss)                              17,127      (13,145)        4,567          7,335        15,884

Six months ended June 30, 2000
     Net interest income                          $   18,703   $   18,841    $   24,652       $ 19,303    $   81,499
     Net revenues                                     72,698       33,262        24,395         20,927       151,282
     Tax provision (benefit)                          14,256        9,706         7,463        (39,880)       (8,455)
     Net earnings                                     19,688        9,259        10,305         35,024        74,276

Six months ended June 30, 1999 (1)
     Net interest income                          $   21,215   $   25,664    $   26,544       $  7,518    $   80,941
     Net revenues                                     98,699        1,518        19,126          7,785       127,128
     Tax provision (benefit)                          26,190      (11,634)        3,363          3,119        21,038
     Net earnings (loss)                              35,434      (15,739)        4,550          4,217        28,462

 Assets as of June 30, 2000                       $1,264,726   $2,128,252    $  990,923       $164,407    $4,548,308
 Assets as of June 30, 1999 (1)                   $1,212,794   $2,019,146    $1,184,850       $ 21,020    $4,437,810

(1) Balances presented on a pro forma basis to give effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January of 2000.

NOTE D - SUBSEQUENT EVENTS

Acquisition of SGVB

On July 1, 2000, IndyMac completed its merger with SGVB. SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley. As of the date of merger, SGVB had assets of $490.8 million, deposits of $355.7 million, and stockholders' equity of $37.5 million. IndyMac paid $25.00 per share, or $59.5 million, for all of the SGVB shares outstanding and subject to option. Goodwill and core deposit intangible asset totaling $37.8 million were recorded as of the date of acquisition, using the purchase method of accounting. The goodwill will be amortized using the straight-line method of amortization over a period of 20 years.

     The operating results for SGVB and the Company as though SGVB was purchased at the beginning of the respective periods follow:

     (Dollars in thousands)


                                                                   Six months ended June 30,
                                                                    2000           1999 (1)
                                                                   ------         --------
Net revenues
  Company                                                        $151,282          $127,128
  SGVB                                                              8,161             6,989
  Combined                                                        159,443           134,117

Net earnings
  Company                                                        $ 72,154          $ 26,581
  SGVB                                                                966             1,358
  Combined                                                         73,120            27,939

Diluted earnings per share                                          $0.99             $0.35

     (1) IndyMac's balances presented on a pro forma basis to give effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January of 2000.

Acquisition of PNB Mortgage

In August of 2000, the Company announced that it signed a definitive agreement to acquire certain assets and operations of PNB Mortgage ("PNB"), a wholesale loan originator owned by U.S. Bancorp that specializes in FHA and VA mortgage
lending.    Management believes this acquisition will provide IndyMac with the ability to expand its mortgage services to the FHA and VA market. The Company will acquire PNB's loans and certain other assets in a cash purchase transaction for fair market value, as defined in the asset purchase agreement. The acquisition includes approximately $48 million of mortgage loans and certain non-mortgage assets, and will generate approximately $600,000 of goodwill. IndyMac expects to complete the transaction by the end of the third quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL

IndyMac Bancorp, Inc., formerly known as IndyMac Mortgage Holdings, Inc. ("IndyMac"), conducts a diversified mortgage banking business, manages an investment portfolio, and offers commercial lending products including builder construction loans and warehouse lines of credit. References to "IndyMac" refer to the parent company alone, while references to the "Company" mean the parent company and its consolidated subsidiaries.

Through December 31, 1999, IndyMac elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January of 2000. As a fully taxable entity, IndyMac is no longer required to distribute 95% of its taxable income to its shareholders, but is taxed on its earnings based on currently enacted tax rates. IndyMac no longer pays a dividend and payment of future dividends is subject to declaration by IndyMac's Board of Directors.

On July 1, 2000, IndyMac completed its merger (the "merger") with SGV Bancorp, Inc., ("SGVB"). SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley (the "thrift"). As of the date of the merger, SGVB had assets of $490.8 million, deposits of $355.7 million, and stockholders' equity of $37.5 million. IndyMac paid $25.00 per share, or $59.5 million, for all of the SGVB shares outstanding and subject to option. The merger represents the culmination of IndyMac's transition to a growth oriented, technology driven consumer depository institution. Substantially all of the assets and operations of IndyMac and its subsidiaries are being contributed into the Thrift, which is now a wholly owned subsidiary of IndyMac and is known as IndyMac Bank. With more than $5 billion in assets, IndyMac Bank is the ninth largest consumer depository institution (in terms of assets) headquartered in California.

Mortgage Banking Operations
---------------------------

The Company's mortgage banking group represents the core of IndyMac Bank's asset generation platform. It is a technology based, highly scalable operation that includes the following distinct channels: (1) a business-to-business (B2B) channel, with mortgage brokers, small mortgage bankers and community financial institutions effectively providing the Company with access to a variable cost, nationwide branch network, (2) a branchless, technology driven, business-to consumer (B2C) channel, (3) a business-to-realtor (B2R) channel LoanWorks.com, which allows real estate professionals to utilize IndyMac Bank's technology to fulfill the mortgage loan process for their customers in the process of purchasing a home, and (4) IndyMac Bank Home Construction Lending, which provides consumer construction and lot loans. IndyMac Bank has been able to successfully expand and leverage its proprietary system e-MITS.com across its B2B, B2C and B2R channels and expects to further expand and enhance this system to incorporate its consumer construction products during the third quarter of this year. These channels provide IndyMac with comprehensive coverage of the consumer market. The Company's principal sources of income from its mortgage banking operations are gains recognized on the sale or securitization of mortgage loans, fee income from the origination or purchase of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization.

The B2B channel funded $1.7 billion of prime and subprime loans during the three months ended June 30, 2000, compared with $1.4 billion during both the first quarter of 2000 and the second quarter of 1999. B2B's loan production was financed using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $1.7 billion of prime and subprime loans during the three months ended June 30, 2000, compared with $1.3 billion and $1.7 billion of sales during the first quarter of 2000 and second quarter of 1999, respectively. Loans funded through e-MITS during the three months ended June 30, 2000 totaled $1.3 billion, representing 78% of the Company's B2B prime and subprime mortgage production for the quarter, up from $486 million or 36% of production during the three months ended June 30, 1999.

The Company's B2C group funded $177 million of mortgage loans during the three months ended June 30, 2000, an increase of 27% in comparison to $139 million of loans during the three months ended March 31, 2000.

At June 30, 2000, IndyMac Bank Home Construction Lending ("HCL") had outstanding commitments to fund consumer construction loans of $693.6 million compared to outstanding commitments of $647.9 million at March 31, 2000.

Investment Portfolio Operations
-------------------------------

The Company invests in residential loans and mortgage securities either retained in connection with the issuance of mortgage-backed securities or purchased from third parties. The Company acts as primary servicer and master servicer with respect to substantially all of the mortgage loans it sells pursuant to private-label securitizations, and loans sold to government sponsored entities ("GSEs").

IndyMac Bank Home Loan Servicing's portfolio at June 30, 2000 and December 31, 1999 was $12.2 billion and $10.1 billion, respectively, with a weighted average coupon of 8.7% and 8.6% as of June 30, 2000 and December 31, 1999, respectively. At June 30, 2000 and December 31, 1999, the Company's master servicing portfolio had aggregate outstanding principal balances of $16.4 billion and $16.1 billion, respectively, with weighted average coupons of 8.4% and 8.2%, respectively.

Commercial Lending Operations
-----------------------------

The Company conducts its builder construction lending activities through Construction Lending Corporation of America ("CLCA"), which makes residential construction loans to builders. Warehouse lending activities are conducted through Warehouse Lending Corporation of America ("WLCA"), which provided various types of short-term revolving financing to small-to-medium size mortgage bankers and brokers. In July of 2000, the Board of Directors approved management's decision to begin a systematic wind-down of the Company's warehouse lending activities. This decision was reached as a result of an analysis of WLCA's year-to-date operating results and the likelihood that WLCA would not achieve targeted contribution and return on investment levels within an acceptable period of time. The Company will continue to honor its outstanding commitments, but will not engage in any new commitments. It is anticipated that the wind-down of this division will be substantially completed during the first quarter of 2001.

At June 30, 2000, CLCA had outstanding commitments to fund builder construction loans of $1.4 billion which is comparable to the $1.4 billion at March 31, 2000. At June 30, 2000, IndyMac had extended commitments to make warehouse and related lines of credit in an aggregate amount of $818.0 million, compared to commitments of $955.0 million at March 31, 2000.

Operations Following Acquisition of SGVB
-----------------------------------------

Following the acquisition of SGVB on July 1, 2000, the Company has generally continued to operate and develop its existing mortgage and consumer lending businesses, and to institute new lending strategies and programs as the mortgage and consumer lending markets have evolved. As expected, the most significant change from the Company's former operations has been the expansion of its funding sources to include federally insured deposit products offered by the Bank and advances to the Bank from the Federal Home Loan Bank ("FHLB") of San Francisco. In addition to continuing to obtain deposits in California through the Bank's existing branch network, the Company markets deposits nationally through the Internet and a centralized telebanking operation. The Company anticipates that the availability of these new funding sources will reduce its reliance on the capital markets for its funding requirements, and will therefore make the Company less vulnerable to future adverse changes in the capital markets.

FINANCIAL CONDITION

Mortgage-Backed Securities Available for Sale: At June 30, 2000 and December 31, 1999, the fair value of the Company's mortgage-backed securities portfolio totaled $746.3 million and $650.6 million (on a pro forma basis), respectively. The balances consisted of the following types of securities:

(Dollars in thousands)

                                                                              June 30,                     December 31,
                                                                                2000                           1999
                                                                       ------------------------          -----------------

AAA rated interest-only securities                                          $   302,348                $   341,447
AAA rated agency securities                                                     207,540                    140,372
AAA rated MBS securities                                                        112,274                     46,871
Other investment grade securities                                                59,278                     47,959
                                                                       ------------------------          -----------------
    Total investment grade securities                                           681,440                    576,649
                                                                       ------------------------          -----------------

Non-investment grade residual securities                                         41,628                     42,784
Other non-investment grade securities                                            23,245                     31,153
                                                                       ------------------------          -----------------
     Total non-investment grade securities                                        64,873                     73,937
                                                                       ------------------------          -----------------
     Total mortgage securities                                               $   746,313                   $650,586
                                                                       ========================          =================


The Company evaluates the carrying value of its AAA rated interest-only securities and residual securities monthly by discounting estimated net future cash flows. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity. The assumptions used to value these securities at June 30, 2000 and December 31, 1999 were as follows:

(Dollars in thousands)

                                                                                            Actual
                                                            ______________________________________________________________________
                                                                                                                  3-Month      Wtd.
                                                            Book        Collateral        Gross    Interest     Prepayment     Avg.
                                                           Value         Balance           WAC       Strip        Speeds   Multiple
                                                          -------      ------------      --------   --------    ---------  ---------

       June 30, 2000

       AAA rated interest-only securities                  $302,348      $11,171,285       8.30%       0.84%       13.6%      3.23
                                                           --------      -----------      -------    --------    ---------  -------

       Non-investment grade residual securities
            Prime residual securities                        $ 7,567        $ 268,557       8.36%       1.38%       17.3%      2.04
            Subprime residual securities                      31,962        1,019,904      10.01%       2.24%       22.1%      1.40
            Manufactured housing securities                    2,099          379,148      10.25%       2.42%     111 MHP      0.23
                                                           ---------     ------------     --------    --------   ---------  --------

       Total non-investment grade residual securities        $41,628       $1,667,609       9.80%       2.14%                  1.16
                                                          ==========     ============     ========    =======                =======

       December 31, 1999

       AAA rated interest-only securities                   $341,447      $11,019,669       8.14%       0.92%       15.8%      3.37
                                                          ----------      -----------     --------     -------     ------     ------

       Non-investment grade residual securities
            Prime residual securities                        $ 8,524        $ 294,189       8.38%       1.50%       17.3%      1.93
            Subprime residual securities                      31,579          890,281       9.56%       2.60%       28.6%      1.36
            Manufactured housing securities                    2,681          402,071      10.16%       2.47%     135 MHP      0.27
                                                           ---------       ----------     -------      -------    -------     ------

       Total non-investment grade residual securities        $42,784       $1,586,541       9.49%       2.56%                  1.04
                                                           =========       ==========     =======      ======                 ======


                                                                                  Valuation Assumptions
                                                                        ____________________________________________
                                                                                                              Annual
                                                                             Prepayment        Discount        Loss
                                                                               Speeds            Yield         Rate
                                                                             -----------      -----------    -------
       June 30, 2000

       AAA rated interest-only securities                                       14.0%            12.8%           NA
                                                                             -----------       ----------     -------
       Non-investment grade residual securities
            Prime residual securities                                           23.2%            20.0%          0.3%
            Subprime residual securities                                        30.2%            20.0%          1.3%
            Manufactured housing securities                                   180 MHP            25.0%          1.8%
                                                                             -----------      --------       ----------
       Total non-investment grade residual securities                                            21.1%         1.3%
                                                                             ===========      ==========     ==========
       December 31, 1999

       AAA rated interest-only securities                                         12.7%          12.7%           NA
                                                                              ----------      -----------    -----------
       Non-investment grade residual securities
            Prime residual securities                                                30.0%          20.0%         0.4%
            Subprime residual securities                                             35.1%          20.0%         1.2%
            Manufactured housing securities                                        208 MHP          20.0%         1.8%
                                                                              ------------     -----------    ----------
       Total non-investment grade residual securities                                               20.0%         1.2%
                                                                                               ===========   ==========



The fair value for the Company's other investment and non-investment grade securities is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity. The detail of other investment and non-investment grade securities by credit rating as of June 30, 2000 and December 31, 1999 were as follows:

(Dollars in thousands)

                                                                                      Premium
                                                                    Current         (Discount)
                                                                     Face             To Face           Amortized         Book
                                                                     Value             Value               Cost           Value
                                                                  ---------------- ---------------- --------------- ---------------
June 30, 2000

AAA principal-only securities                                           $   6,640     $    (1,112)        $  5,528        $  4,437
A                                                                          12,796            (415)          12,381          12,211
BBB                                                                        44,927          (2,012)          42,915          42,630
                                                                  ---------------- ----------------  --------------- ---------------


     Total other investment grade securities                               64,363          (3,539)          60,824          59,278

BB                                                                         27,886          (5,876)          22,010          16,695
B                                                                           7,629            (988)           6,641           5,178
NR                                                                          6,902          (6,286)             616           1,372
                                                                   ---------------- ---------------- --------------- ---------------

     Total other non-investment grade securities                           42,417         (13,150)          29,267          23,245
                                                                   ---------------- ---------------- --------------- ---------------

Total other investment and non-investment grade securities              $ 106,780     $   (16,689)        $ 90,091        $ 82,523
                                                                   ================ ================ =============== ===============



December 31, 1999

AAA principal-only securities                                           $   5,948      $     (810)        $  5,138        $  3,990
AA                                                                            208                8             216             206
A                                                                           2,690            (117)           2,573           2,407
BBB                                                                        46,767          (4,464)          42,303          41,356
                                                                   ---------------- ---------------- --------------- ---------------


     Total other investment grade securities                               55,613          (5,383)          50,230          47,959

BB                                                                         43,987          (9,486)          34,501          28,365
B                                                                           1,934            (808)           1,126           1,102
NR                                                                          9,209          (8,531)             678           1,686
                                                                   ---------------- ---------------- --------------- ---------------

     Total other non-investment grade securities                           55,130         (18,825)          36,305          31,153
                                                                   ---------------- ---------------- --------------- ---------------

Total other investment and non-investment grade securities              $ 110,743     $   (24,208)        $ 86,535        $ 79,112
                                                                   ================ ================ =============== ===============


Loans Held for Sale, Net: The Company's $802.0 million portfolio of loans held for sale at June 30, 2000 consisted of $551.0 million and $251.0 million of prime and subprime products, respectively. The Company's $658.8 million portfolio of loans held for sale at December 31, 1999 (on a pro forma basis) consisted of $543.9 million and $114.9 million of prime and subprime products, respectively.

Mortgage Loans Held For Investment, Net: The $1.1 billion portfolio of mortgage loans held for investment, net, at June 30, 2000 included $1.1 billion in outstanding principal, net of $6.8 million in net discounts. This portfolio included $815.6 million, $13.6 million, $202.6 million, and $110.5 million of prime loans, subprime loans, home improvement loans, and manufactured housing loans, respectively, at June 30, 2000. The prime and subprime loan portfolio consisted of $155.5 million of varying types of adjustable-rate products, which contractually re-price in monthly, semi-annual or annual periods; $391.7 million of loans which have a fixed interest rate for a period of three, five, seven or ten years and subsequently convert to adjustable-rate mortgage loans that re-price annually; and $282.0 million of fixed-rate loans.

At December 31, 1999, the Company held $660.3 million of mortgage loans held for investment, net, which consisted of $337.4 million of prime loans, $17.9 million of subprime loans, $211.0 million of home improvement loans, and $94.0 million of manufactured housing loans.

Residential Construction: At June 30, 2000, CLCA had outstanding balances of $639.3 million, compared to outstanding balances of $730.2 million at December 31, 1999. At June 30, 2000, HCL had outstanding balances of $448.1 million compared to outstanding balances of $381.9 million at December 31, 1999.

Mortgage Servicing Rights: At June 30, 2000 and December 31, 1999, the Company's mortgage servicing rights balance totaled $174.6 million and $140.3 million, respectively. The increase in the mortgage servicing rights balance was primarily due to assets retained totaling $45.5 million resulting from securitizations and loan sales to GSE's during the six months ended June 30, 2000. The assumptions used to value mortgage servicing rights at June 30, 2000 and December 31, 1999 were as follows:

(Dollars in thousands)

                                                                                    Actual
                                                   __________________________________________________________________________
                                                                                                              Wtd.
                                                    Book          Collateral       Gross      Servicing       Avg.
                                                    Value          Balance          WAC          Fee        Multiple
                                                 ----------     --------------    --------    -----------   -----------
       June 30, 2000

       Master servicing                           $ 53,757        $14,036,495        8.35%         0.11%       3.63
                                                  --------        -----------        -----         -----       ----

       Primary servicing
           Prime/subprime                           119,610         9,006,031        8.53%         0.37%       3.58

           Manufactured housing                       1,276           371,639       10.26%         1.00%       0.34
                                                  ---------        -----------     --------      ---------   --------
          Total primary servicing                   129,886         9,377,670        8.60%         0.40%       3.26
                                                  ---------        -----------     --------      ---------    -------
           Total mortgage servicing rights         $174,643
                                                  ==========

       December 31, 1999

       Master servicing                            $ 51,365        $13,829,264       8.21%         0.11%       3.27
                                                  ---------       -------------    --------      ---------   -------

           Primary servicing
           Prime/subprime                           87,548          7,352,119        8.29%         0.34%       3.55

           Manufactured housing                      1,396            394,545       10.26%         1.01%       0.35
                                                  ---------        -----------     --------      ---------   --------
       Total primary servicing                      88,944        $ 7,746,664        8.39%         0.37%       3.10
                                                  ---------       ------------     --------      ---------   ---------
       Total mortgage servicing rights            $140,309
                                                 =========

                                                                    Valuation Assumptions
                                                        _________________________________________________
                                                                 Prepayment           Discount
                                                                   Speeds              Yield
                                                                 -----------         ----------
       June 30, 2000

       Master servicing                                             14.6%              20.5%
                                                                 ----------         ----------
       Primary servicing
           Prime/subprime                                           14.6%              12.9%
           Manufactured housing                                   180 MHP              16.0%
                                                                                     ----------
       Total primary servicing                                                         13.5%
                                                                                     ----------
       Total mortgage servicing rights


       December 31, 1999

       Master servicing                                             14.3%              16.3%
                                                                                     ----------
       Primary servicing
           Prime/subprime                                           13.5%              12.1%
           Manufactured housing                                   208 MHP              15.0%
                                                                                     ----------
       Total primary servicing                                                         12.0%
                                                                                     ----------
       Total mortgage servicing rights

Asset Quality
A summary of the Company's non-performing loans as of June 30, 2000 and December 31, 1999 were as follows:


(Dollars in thousands)

                                                                     June 30,                                December 31,
                                                                      2000                                      1999
                                                        -------------------------------            -----------------------------
                                                                                % of                                      % of
                                                          Amount              Portfolio                 Amount           Portfolio
                                                         -------              ----------               --------        -----------
Non-performing loans:
   Single family residential ("SFR") mortgage loans      $50,535                 3.08%              $ 58,359                  4.76%
   Builder construction and income property loans         14,730                 1.91%                23,885                  2.67%
   Consumer construction loans                             3,642                 0.81%                 2,906                  0.80%
   Revolving warehouse lines of credit                     9,307                 4.10%                 5,731                  2.35%
   Manufactured housing loans                              6,758                 6.12%                 7,396                  6.72%
   Home improvement loans                                    937                 0.46%                 5,890                  2.71%
                                                         --------             ---------             ---------             ----------

   Totals                                                $85,909                 2.53%              $104,167                  3.41%
                                                         =======                 ====               ========           ===========

SFR Mortgage Loans: Non-performing loans decreased $7.8 million to $50.5 million at June 30, 2000 compared to $58.4 million at December 31, 1999 primarily as a result of a sale of non-performing loans totaling $6.4 million during the quarter ended June 30, 2000.

Builder Construction and Income Property Loans: Non-performing loans decreased $9.2 million to $14.7 million at June 30, 2000 compared to $23.9 million at December 31, 1999. The decrease was primarily the result of the payoff of a $4.4 million loan and the sale of two loans totaling $3.8 million, all of which were classified as non-performing at December 31, 1999.

Consumer Construction: The balance of non-performing loans for Consumer Construction loans was comparable at June 30, 2000 and December 31, 1999 at $3.6 million and $2.9 million, respectively.

Revolving Warehouse Lines of Credit: Non-performing loans increased $3.6 million to $9.3 million at June 30, 2000 compared to $5.7 million at December 31, 1999 primarily due to the addition of one borrower's non-accrual loans totaling $5.2 million. The Company is currently perfecting title to these loans. Established reserves are considered adequate for this portfolio.

Manufactured Housing Loans: Non-performing loans at June 30, 2000 and December 31, 1999 were comparable at $6.8 million and $7.4 million, respectively.

Home Improvement Loans: Non-performing loans decreased $4.9 million to $1.0 million at June 30, 2000 compared to $5.9 million at December 31, 1999. The decrease is primarily due to the charge-off of all loans greater than 120 days delinquent. The entire balance of the loans charged-off during the six months ended June 30, 2000 was fully reserved at December 31, 1999.

Allowance for Loan Losses: The Company's allowance for loan losses totaled $57.4 million at June 30, 2000, or 1.69% of the book value of loans outstanding, compared to $53.9 million at December 31, 1999, or 1.77% of the book value of loans outstanding. The allowance for loan losses was increased through the provision for loan losses during the six months ended June 30, 2000 to maintain the allowance at prudent levels given the composition of the loan portfolio and management's assessment of the level of losses inherent in the Company's loan portfolio at June 30, 2000. Net charge-offs totaled $2.4 million during the three months ended June 30, 2000, compared to $3.0 million during the three months ended March 31, 2000.

Real Estate Acquired in Settlement of Loans (REO): At June 30, 2000 and December 31, 1999, the Company's REO balance totaled $23.1 million and $22.3 million, respectively. The Company recognized a total of $723 thousand in net gains on sale of REO during the six months ended June 30, 2000, and a mark to market loss of $637 thousand during the six months ended June 30, 2000.

REO consisted of the following:

(Dollars in thousands)

                                                                          June 30,                December 31,
                                                                            2000                      1999
                                                                   --------------------        --------------------
SFR mortgage loans                                                         $ 6,703                   $ 7,389
Builder construction and income property loans                              10,941                    11,107
Consumer construction loans                                                  2,294                     1,182
Manufactured housing loans                                                   3,204                     2,645
                                                                   --------------------       --------------------
                                                                           $23,142                   $22,323
                                                                   ====================       ====================

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to the three months ended June 30,
1999

Highlights for the three months ended June 30, 2000 and 1999

(Dollars in thousands)

                                                                                         For the three months ended
                                                                                                   June 30,
                                                                                            2000                 1999
                                                                                            ----                 ----
                                                                                                                (Pro forma) (1)
Net earnings before non-recurring items                                                   $23,110               $15,884
Return on average assets before non-recurring items                                          2.09%                 1.36%
Return on average equity before non-recurring items                                         10.82%                 7.11%
Interest spread
     Yield on interest-earning assets                                                        9.89%                 8.52%
     Cost of interest-bearing liabilities                                                    7.23%                 5.72%
     Interest spread                                                                         2.66%                 2.80%
     Net interest margin                                                                     3.72%                 3.74%

(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January of 2000.

Net Earnings: The Company's net earnings were $22.3 million for the three months ended June 30, 2000, compared to $29.1 million for the three months ended June 30, 1999. Excluding non-recurring charges of $1.3 million related to the acquisition of SGVB, net earnings would have been $23.1 million during the second quarter of 2000. The Company's pro forma net earnings for the three months ended June 30, 1999 would have been $15.9 million had the Company owned 100% of IndyMac, Inc.'s common stock, and had it been a fully taxable entity. The increase in net earnings (on a pro forma basis) primarily associated with Company's loss on U.S. Treasuries during the second quarter of 1999 totaled $16.6 million.

Interest Income: Total interest income was $101.5 million and $83.6 million for the three months ended June 30, 2000 and 1999, respectively. On a pro forma basis, total interest income was $93.9 million during the three months ended June 30, 1999. Interest income increased by $7.6 million (compared to the quarter ended June 30, 1999 on a pro forma basis) primarily due to an increase in the yield on interest earning assets. The yield on average interest earning assets increased to 9.9% during the three months ended June 30, 2000 compared to 8.5% during the three months ended June 30,1999 primarily due to the rising interest rate environment over the course of the year. The impact to interest income due to the increase in yields was partially offset by a decrease in the balance of average interest earning assets to $4.1 billion during the second quarter of 2000 from $4.4 billion during the three months ended June 30,1999.

   Mortgage-backed securities available for sale
   ----------------------------------------------

   Interest income on mortgage-backed securities totaled $18.3 million and $0.6 million for the three months ended June 30, 2000 and 1999, respectively. On a pro forma basis, interest income was $11.0 million for the three months ended June 30, 1999. The $7.3 million increase in interest income on mortgage-backed securities (on a pro forma basis) was primarily due to impairment charges on manufactured housing residual securities totaling $5.3 million recorded as a reduction to interest income during the second quarter of 1999.

   Loans held for sale, net
   ------------------------

   Interest income on loans held for sale totaled $21.6 million and $24.3 million for the three months ended June 30, 2000 and 1999, respectively. On a pro forma basis, interest income was $29.5 million during the three months ended June 30, 1999. The decrease in interest income of $7.9 million on loans held for sale (on a pro forma basis) was primarily the result of a decrease in the average balance of such loans by $365.1 million to $917.9 million from $1.3 billion for the three months ended June 30, 2000 and 1999, respectively. This reduction to interest income was partially offset by an increase in the effective yield to 9.5% from 9.2%. The increase in the effective yield was primarily due to the increase in rates during the year.

   Mortgage loans held for investment, net
   ---------------------------------------
   Interest income on mortgage loans held for investment totaled $22.9 million and $13.6 million for the quarters ended June 30, 2000 and 1999, respectively. The $9.3 million increase was primarily the result of an increase in the average balance of such loans by $356.3 million to $1.0 billion during the three months ended June 30, 2000, from $684.3 million during the three months ended June 30, 1999, as well as an increase in the effective yield to 8.9% from 8.0%. The increase in the effective yield was primarily due to the increase in rates during the year, as well as the transfer of the Company's manufactured housing and home improvement loans portfolio to the held for investment portfolio during 1999.

   Residential construction loans
   ------------------------------

   Interest income on residential construction loans totaled $29.9 million and $29.7 million for the three months ended June 30, 2000 and 1999, respectively. The average balance of residential construction loans outstanding was $1.1 billion for the three months ended June 30, 2000 and $1.2 billion for the three months ended June 30, 1999. Interest was earned at an effective yield of 11.3% and 10.3% during the three months ended June 30, 2000 and 1999, respectively. The increase in the effective yield was primarily due to the increase in rates during the year.

   Income property loans
   ---------------------

   Interest income on income property loans totaled $3.4 million and $4.5 million for the three months ended June 30, 2000 and 1999, respectively. The $1.1 million decrease in interest income was primarily the result of a decrease in the average balance of such loans to $129.7 million from $194.3 million during the three months ended June 30, 2000 and 1999, respectively, following a decision to discontinue this product during the prior year. The decrease in interest income was partially offset by an increase in the effective yield to 10.6% from 9.3%, primarily due to the increase in rates during the year.

   Revolving warehouse lines of credit
   -----------------------------------

   Interest income on revolving warehouse lines of credit totaled $5.2 million and $5.7 million for the three months ended June 30, 2000 and 1999, respectively. The $0.5 million decrease quarter over quarter was primarily the result of a decrease in the average balance of such lines to $227.4 million from $286.0 million during the quarters ended June 30, 2000 and 1999. This reduction was partially offset by an increase in the effective yield to 9.3% from 8.0%.

Interest Expense: Total interest expense was $63.4 million and $44.7 million for the three months ended June 30, 2000 and 1999, respectively. On a pro forma basis, total interest expense during the three months ended June 30, 1999 was $53.2 million. The increase in interest expense was primarily due to an increase in the Company's cost of funds to 7.2% from 5.7%. The impact to interest expense resulting from this increase in the cost of funds was partially offset by a decrease in the average balance of interest bearing liabilities during the three months ended June 30, 2000 and 1999 to $3.5 billion from $3.7 billion (on a pro forma basis), respectively.

Provision for Loan Losses: The provision for loan losses was $4.4 million and $1.2 million during the three months ended June 30, 2000 and 1999, respectively. On a pro forma basis, the provision for loan losses was $1.5 million during the three months ended June 30, 1999. IndyMac's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, is based on various judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience.

Gain on Sale of Loans: Income from gain on sale of loans decreased $9.9 million to $26.0 million from $35.9 million during the three months ended June 30, 2000 and 1999 (on a pro forma basis), respectively.

The decrease in gain on sale of loans was primarily due to tighter profit margins in 2000 as compared to 1999.

Service Fee Income: Service fee income increased $4.4 million to $9.0 million from $4.6 million (on a pro forma basis) during the quarters ended June 30, 2000 and 1999, respectively. The increase in service fee income was primarily due to a decrease in prepayment speeds during the year, which resulted in higher valuation adjustments quarter over quarter, as well as an increase in the size of the portfolio.

Net Gain (Loss) on Sale of Securities: The Company recorded a gain on sale of securities of $1.2 million during the three months ended June 30, 2000, compared to a loss of $17.1 million during the three months ended June 30, 1999 (on a pro forma basis). The $17.1 million loss in the second quarter of 1999 was primarily related to IndyMac Operating's sale of U.S. Treasuries at a loss of $16.6 million during this time period.

Equity in Earnings (Loss) of IndyMac Operating: IndyMac had a 99% equity interest in IndyMac Operating during the three months ended June 30, 1999. In January of 2000, IndyMac purchased the minority interest in IndyMac Operating from Countrywide Home Loans, Inc. ("CHL"). As such, there is no equity in earnings (loss) of IndyMac Operating in 2000, whereas a loss of $2.0 million was recognized during the three months ended June 30, 1999.

Fee Income: Fee income totaled $7.8 million for the three months ended June 30, 2000 and $607 thousand for the three months ended June 30, 1999, respectively. On a pro forma basis, fee income was $6.2 million for the three months ended June 30, 1999. The $1.6 million increase in fee income was primarily due to an increase in table funding fees of $1.5 million due to an increase in the number of table funded loans.

Expenses: Total expenses were $39.2 million and $7.2 million for the three months ended June 30, 2000 and 1999, respectively. On a pro forma basis, total
expenses were $41.0 million for the three months ended June 30, 1999.   Included
in total expenses during the three months ended June 30, 2000 was $1.3 million in acquisition costs related to the merger with SGVB. This decrease in expenses period over period was offset by higher marketing costs incurred during the three months ended June 30, 1999 as compared to the three months ended June 30, 2000.

RESULTS OF OPERATIONS

Six months ended June 30, 2000 compared to the six months ended June 30, 1999

Highlights for the six months ended June 30, 2000 and 1999

(Dollars in thousands)

                                                                                           For the six months ended
                                                                                                    June 30,
                                                                                             2000               1999
                                                                                             ----                ----
                                                                                                                (Pro forma) (1)
Net earnings before non-recurring items                                                   $44,885               $28,462
Return on average assets before non-recurring items                                          2.09%                 1.15%
Return on average equity before non-recurring items                                         10.74%                 6.54%
Interest spread
     Yield on interest-earning assets                                                        9.98%                 8.23%
     Cost of interest-bearing liabilities                                                    6.98%                 5.68%
     Interest spread                                                                         3.00%                 2.55%
     Net interest margin                                                                     4.06%                 3.38%

(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January of 2000.

Net Earnings: The Company's net earnings were $74.3 million for the six months ended June 30, 2000, compared to $52.7 million for the six months ended June 30, 1999. Excluding non-recurring items totaling $24.5 million, net earnings would have been $44.9 million during the six months ended June 30, 2000. The Company's pro forma net earnings for the six months ended June 30, 1999 would have been $28.5 million had the Company owned 100% of IndyMac, Inc.'s common stock, and had it been a fully taxable entity. The increase in net earnings (on a pro forma basis) was primarily associated with the Company's conversion to a fully taxable entity, at which time the Company recorded a $36.1 million deferred tax asset and associated tax benefits, as well as a loss on the sale of U.S. Treasuries during 1999 totaling $31.4 million.

Interest Income. Total interest income was $200.2 million and $177.1 million for the six months ended June 30, 2000 and 1999, respectively. On a pro forma basis, total interest income was $197.2 million during the six months ended June 30, 1999. Average interest earning assets decreased to $4.0 billion during the six months ended June 30, 2000 from $4.8 billion during the six months ended June 30,1999. The yield on average interest earning assets increased to 10.0% during the six months ended June 30, 2000 compared to 8.2% during the six months ended June 30,1999, primarily due to the rising interest rate environment over the course of the year.

   Mortgage securities available for sale
   ---------------------------------------
   Interest income on mortgage securities totaled $36.6 million and $3.0 million for the six months ended June 30, 2000 and 1999, respectively. On a pro forma basis, interest income was $23.2 million during the six months ended June 30, 1999. The increase in interest income on mortgage securities year over year was primarily due to impairment charges on residual and interest-only securities totaling $8.3 million that were recognized during the first six months of 1999 as a reduction in interest income.

   Loans held for sale, net
   ------------------------
   Interest income on loans held for sale totaled $40.6 million and $54.1 million for the six months ended June 30, 2000 and 1999, respectively. On a pro forma basis, interest income was $64.7 million during the six months ended June 30, 1999. The decrease in interest income of $24.1 million on loans held for sale (on a pro forma basis) was primarily the result of a decrease in the average balance of such loans to $868.5 million from $1.5 billion during the six months ended June 30, 2000 and 1999, respectively, offset in part by an increase in the effective yield to 9.4% from 8.8%. The increase in the effective yield was primarily due to the increase in rates during the year, offset in part by the transfer of the Company's manufactured housing and home improvement loans portfolio to the held for investment portfolio in 1999.

   Mortgage loans held for investment, net
   ---------------------------------------
   Interest income on mortgage loans held for investment totaled $45.3 million and $28.1 million for the six months ended June 30, 2000 and 1999, respectively. The $17.2 million increase was primarily the result of an increase in the average balance of such loans during the six months ended June 30, 2000 to $1.0 billion as compared to $728.3 million during the six months ended June 30, 1999, as well as an increase in the effective yield to 9.0% from 7.8%. The increase in the effective yield was primarily due to the increase in rates during the year, as well as the transfer of the Company's manufactured housing and home improvement loans portfolio to the held for investment portfolio during 1999.

   Residential construction loans
   ------------------------------
   Interest income on residential construction loans totaled $60.4 million and $59.9 million for the six months ended June 30, 2000 and 1999, respectively. The average balance of residential construction loans outstanding was $1.1 billion for the six months ended June 30, 2000 and $1.2 billion for the six months ended June 30, 1999. Interest was earned at an effective yield of 11.4% and 10.0% during the six months ended June 30, 2000 and 1999, respectively. The increase in the effective yield was primarily due to the increase in rates during the year.

   Income property loans
   ---------------------
   Interest income on income property loans totaled $7.3 million and $8.7 million for the six months ended June 30, 2000 and 1999, respectively. The $1.4 million decrease in interest income was primarily the result of a decrease in the average balance of such loans to $133.6 million from $188.9 million during the six months ended June 30, 2000 and 1999, respectively,
   following a decision to discontinue this product during the prior year.   The
   decrease in interest income was partially offset by an increase in the effective yield to 10.9% from 9.3%, primarily due to the increase in rates during the year, as well as cash received during the six months ended June 30, 2000 on loans previously on non-accrual status.

   Revolving warehouse lines of credit
   -----------------------------------
   Interest income on revolving warehouse lines of credit totaled $9.6 million and $11.8 million for the six months ended June 30, 2000 and 1999, respectively. The $2.2 million decrease was primarily the result of a decrease in the average balance of such lines to $209.7 million from $289.7 million during the six months ended June 30, 2000 and 1999. This reduction was partially offset by an increase in the effective yield to 9.2% from 8.2%.

Interest Expense: Total interest expense was $118.7 million and $98.2 million for the six months ended June 30, 2000 and 1999, respectively. On a pro forma basis, total interest expense during the six months ended June 30, 1999 was $116.2 million. The increase in interest expense was primarily the result of an increase in the Company's cost of funds to 7.0% from 5.7% during the six months ended June 30, 2000 and 1999, respectively. This increase was offset in part by a decrease in the average balance of interest bearing liabilities to $3.4 billion from $4.1 billion (on a pro forma basis).

Provision for Loan Losses: The provision for loan losses was $8.7 million and $7.9 million during the six months ended June 30, 2000 and 1999, respectively. On a pro forma basis, the provision for loan losses was $8.3 million during the six months ended June 30, 1999. IndyMac's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, is based on various judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience.

Gain on Sale of Loans: Income from gain on sale of loans decreased $19.3 million to $44.6 million from $63.9 million during the six months ended June 30, 2000 and 1999 (on a pro forma basis), respectively. The decrease in gain on sale of loans was primarily due to tighter profit margins in 2000 as compared to 1999.

Service Fee Income: Service fee income increased $7.1 million to $17.3 million from $10.2 million (on a pro forma basis) during the quarters ended June 30, 2000 and 1999, respectively. The increase in service fee income was primarily due to a decrease in prepayment speeds during the year, which resulted in higher valuation adjustments quarter over quarter.

Net Gain (Loss) on Sale of Securities: The Company recorded a gain on sale of securities of $2.2 million during the six months ended June 30, 2000, compared to a loss of $32.5 million during the six months ended June 30, 1999 (on a pro forma basis). The $32.5 million loss recognized during the first six months of 1999 was primarily related to IndyMac Operating's sale of U.S. Treasuries at a loss of $31.4 million during this time period.

Equity in Earnings (Loss) of IndyMac Operating: IndyMac had a 99% equity interest in IndyMac Operating during the six months ended June 30, 1999. In January of 2000, IndyMac purchased the minority interest in IndyMac Operating from CHL. As such, there is no equity in earnings (loss) of IndyMac Operating in 2000, whereas a loss of $4.3 million was recognized during the six months ended June 30, 1999.

Fee Income: Fee income totaled $14.5 million for the six months ended June 30, 2000 and $2.1 million for the six months ended June 30, 1999, respectively. On a pro forma basis, fee income was $12.9 million for the six months ended June 30, 1999. The $1.6 million increase in fee income was primarily due to an increase in table funding fees due to an increase in the number of table funded loans.

Expenses: Total expenses were $85.5 million and $16.2 million for the six months ended June 30, 2000 and 1999, respectively. On a pro forma basis, total expenses were $77.6 million for the six months ended June 30, 1999. The increase in expenses period over period was primarily due to non-recurring expenses of $11.6 million recognized during the six months ended June 30, 2000. This $11.6 million consisted of (a) $9.4 million in compensation expense related to the resignation of Mr. Mozilo from the Board of Directors, (b) $843 thousand related to the buyout of CHL's minority interest in IndyMac Operating, and (c) $1.3 million in acquisition costs for the merger with SGVB.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in mortgage-backed securities and servicing rights. The Company's primary sources of funds used to meet these financing needs include cash flow from operations, committed and uncommitted borrowings, structured financing, and unsecured debt.

At June 30, 2000, the Company had liquidity approximating $182.0 million, with a leverage ratio (debt to equity) of 4.5:1. The Company believes that its liquidity levels and borrowing capacity are more than sufficient to meet its current operating requirements. However, the Company's liquidity and capital resources will continue to depend on factors such as cash flow from operations and margins on financial collateral required by lenders.

The table below summarizes the Company's sources of financing as of June 30, 2000:

(Dollars in millions)

                                   Committed      Outstanding                                               Maturity
     Financial Institution         Financing       Balances              Type of Financing                    Date
--------------------------------   ---------      -----------   -----------------------------------      ---------------
 Merrill Lynch                        $1,500           $1,380   Repurchase Agreement                           May 2001
 Paine Webber                            500              500   Repurchase Agreement                     September 2001
 Morgan Stanley                          500              238   Repurchase Agreement                       January 2002
 Credit Suisse First Boston              500              151   Repurchase Agreement                          June 2001
 First Union Bank Syndicate              865              803   Revolving Bank Line                       February 2001
 Bank of America                          50               42   Revolving Bank Line                      September 2000
 Bank of America                         200              123   Commercial Paper Conduit                     March 2001
 Credit Lyonnais                         100                -   Commercial Paper Conduit                     March 2001
 Various                                  75               75   Collateralized Mortgage Obligations                   -
 Various                                  60               60   Senior Unsecured Notes                     October 2002
                                      ------           ------
  Total committed financing            4,350            3,372
 Uncommitted repurchase                                                                                               -
  facilities                               -              266
                                      ------           ------
  Total financing                     $4,350           $3,638
                                      ======           ======

The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities and/or obtaining other sources of financing, including access to federally insured customer deposits and Federal Home Loan Bank advances, and issuing additional debt or equity from time to time. Decisions by the Company's lenders and investors to make additional funds available to the Company in the future will depend upon a number of factors. These include the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of, and rates applicable to, financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

In July of 1999, IndyMac's Board of Directors approved a $100 million share repurchase plan and an additional $100 million was approved in April of 2000. Since the share repurchase program's inception through June 30, 2000, the Company has repurchased 9.8 million shares in open market transactions at an average price of approximately $13.69 per share, for a total of $134.3 million. In August of 2000, the Company acquired an additional 3.6 million shares in a bulk purchase from Countrywide Credit Industries, Inc. ("Countrywide") at a price of $18.70 per share. This bulk purchase represents the entire holdings of IndyMac stock by Countrywide. The bulk purchase was completed separate from the share repurchase program and does not impact the repurchase capacity remaining under the program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the financial impact of changes in interest rates on its interest-earning assets, commitments and hedges. As of June 30, 2000, there were no material changes to the Company's interest rate risk management process, or to the financial impact of changes in interest rates on its interest-earning assets, commitments, and hedges, from that which was disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999. For further information, refer to Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

(6) the execution of the Company's growth plans related to the consumer banking operation;

(7) other risks and uncertainties detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                    PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the annual meeting of IndyMac's shareholders held on May 23, 2000, the shareholders voted to re-elect IndyMac's directors. The votes cast in this regard were as follows:

                                   For                    WITHHELD
                                   ---                    --------
David S. Loeb                      62,821,162             1,355,204
Michael W. Perry                   63,623,908               552,458
Lyle E. Gramley                    62,943,985             1,232,381
Thomas J. Kearns                   62,885,138             1,291,228
Frederick J. Napolitano            62,954,387             1,221,979
Patrick C. Haden                   63,634,236               542,130


In addition, the shareholders voted to approve the 2000 Stock Incentive Plan. The votes cast in this regard were as follows:



In Favor                           30,679,647
Against                            14,924,607
Abstaining                            454,626
Broker Non-Votes                   18,117,486





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)   Exhibits
      --------

     3.1   Certificate of Incorporation of IndyMac, as amended

     4.1   2000 Stock Incentive Plan

     27    Financial Data Schedule

(b)   Reports on Form 8-K
      -------------------

           None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 14, 2000 for the six months ended June 30, 2000.



                               INDYMAC BANCORP, INC.


                            By: /s/ Michael W. Perry
                                --------------------
                                Michael W. Perry
                                Vice Chairman of the Board of Directors and
                                Chief Executive Officer



                            By: /s/ Carmella L. Grahn
                                ---------------------
                                Carmella L. Grahn
                                Executive Vice President and
                                Chief Financial Officer