Form 10-Q
period 2000-09-30
INDYMAC BANCORP INC
filed 2000-11-14
CIK 773468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 1-8972

                             INDYMAC BANCORP, INC.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock outstanding as of October 31, 2000: 62,791,915 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INDYMAC BANCORP, INC

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                                  2000            1999           1999
                                                              -------------   ------------   ------------
                                                               (UNAUDITED)    (UNAUDITED)
                                                                              PRO FORMA(1)
Cash and due from banks.....................................   $   53,267      $    4,960     $    4,488
Investment securities available for sale, amortized cost of
  $23,491, $0 and $0, respectively..........................       23,579              --             --
Mortgage-backed securities available for sale, amortized
  cost of $703,765, $743,564 and $458,578, respectively.....      701,342         650,586        471,231
Loans receivable:
  Loans held for sale
    Prime...................................................      835,138         543,751        504,755
    Subprime................................................      315,737         115,087        110,488
    Income property.........................................       76,377              --             --
  Loans held for investment
    Mortgage and consumer...................................    1,420,324       1,180,757      1,180,757
    Builder construction....................................      598,674         670,911        670,911
    Consumer construction...................................      319,129         249,618        249,618
    Income property.........................................       53,274         137,062        137,062
    Revolving warehouse lines of credit.....................      166,298         243,630        243,630
  Allowance for loan losses.................................      (58,864)        (53,880)       (53,880)
                                                               ----------      ----------     ----------
         Total loans receivable.............................    3,726,087       3,086,936      3,043,341
Mortgage servicing rights...................................      196,411         140,309             --
Foreclosed assets...........................................       20,317          22,323         21,286
Investment in Federal Home Loan Bank stock, at cost.........       11,582              --             --
Interest receivable.........................................       44,150          28,158         41,290
Goodwill and other intangible assets........................       39,509             435             --
Other assets................................................      385,570          91,304        144,886
                                                               ----------      ----------     ----------
         Total assets.......................................   $5,201,814      $4,025,011     $3,726,522
                                                               ==========      ==========     ==========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits....................................................   $  554,312      $       --     $       --
Advances from Federal Home Loan Bank........................      232,297              --             --
Borrowings..................................................    3,583,545       3,123,865      2,863,973
Other liabilities...........................................       86,068          73,616         35,019
                                                               ----------      ----------     ----------
         Total liabilities..................................    4,456,222       3,197,481      2,898,992
Shareholders' Equity
  Preferred Stock -- authorized, 10,000,000 shares of $.01
    par value; none issued..................................           --              --             --
  Common stock -- authorized, 200,000,000 shares of $.01 par value; issued 81,163,093 shares (64,114,896 outstanding)
    at September 30, 2000 and issued 80,720,129 shares
    (75,076,868 outstanding) at December 31, 1999...........          812             807            807
  Additional paid-in-capital................................      904,580         895,668      1,080,327
Accumulated other comprehensive income......................        2,771           7,433          7,433
Cumulative distributions to shareholders....................           --              --       (577,808)
Retained earnings...........................................       95,086              --        393,149
Treasury stock, 17,048,197 shares and 5,643,261 shares,
  respectively..............................................     (257,657)        (76,378)       (76,378)
                                                               ----------      ----------     ----------
         Total shareholders' equity.........................      745,592         827,530        827,530
                                                               ----------      ----------     ----------
         Total liabilities and shareholders' equity.........   $5,201,814      $4,025,011     $3,726,522
                                                               ==========      ==========     ==========

---------------
(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest to IndyMac, Inc. effective January 2000.
        The accompanying notes are an integral part of these statements.

                             INDYMAC BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------   ----------------------------------
                                                      2000         1999        1999       2000         1999         1999
                                                    --------   ------------   -------   --------   ------------   --------
                                                               PRO FORMA(1)                        PRO FORMA(1)
Interest income
Investment securities available for sale..........  $    917     $    --      $    --   $    917     $     --     $     --
Mortgage-backed securities available for sale.....    19,833      18,276        6,830     56,502       41,603        9,840
Loans held for sale
  Prime...........................................    23,476      15,409       13,831     55,275       48,460       41,582
  Subprime........................................     5,626       2,554        2,285     14,466        8,137        7,360
  Income property.................................     1,663          --           --      1,663           --           --
  Manufactured housing............................        --       1,935        1,832         --       14,329       13,038
  Home improvement................................        --       6,528        4,929         --       20,203       14,995
Loans held for investment
  Mortgage and consumer...........................    32,998      17,057       17,057     88,840       53,900       53,900
  Builder construction............................    17,484      21,590       21,590     59,799       64,594       64,594
  Consumer construction...........................     6,953       5,461        5,461     19,471       18,803       18,803
  Income property.................................     1,181       1,794        1,794      3,539        5,295        5,295
  Revolving warehouse lines of credit.............     4,782       4,920        4,920     14,409       16,706       16,706
Other.............................................       266         233        5,182        479          886       16,744
                                                    --------     -------      -------   --------     --------     --------
         Total interest income....................   115,179      95,757       85,711    315,360      292,916      262,857
Interest expense
Deposits..........................................     6,104          --           --      6,104           --           --
Advances from Federal Home Loan Bank..............     2,039          --           --      2,039           --           --
Borrowings........................................    70,843      50,147       42,892    189,507      166,365      141,076
                                                    --------     -------      -------   --------     --------     --------
         Total interest expense...................    78,986      50,147       42,892    197,650      166,365      141,076
                                                    --------     -------      -------   --------     --------     --------
  Net interest income.............................    36,193      45,610       42,819    117,710      126,551      121,781
Provision for loan losses.........................     3,386       5,011        4,412     12,108       13,337       12,310
                                                    --------     -------      -------   --------     --------     --------
  Net interest income after provision for loan
    losses........................................    32,807      40,599       38,407    105,602      113,214      109,471
Other income
  Gain on sale of loans, net......................    32,809      17,401           --     77,340       81,310           --
  Service fee income..............................     9,866       5,795           --     27,132       15,962           --
  Gain (loss) on sale of mortgage-backed
    securities, net...............................     2,254         375           --      4,406         (679)          --
  Loss on sale of other securities, net...........        --          --           --         --      (31,386)          --
  Equity in earnings (loss) of IndyMac, Inc.......        --          --        1,658         --           --       (2,647)
  Fee income......................................     8,916       6,144          129     23,452       18,473        2,875
                                                    --------     -------      -------   --------     --------     --------
         Total other income.......................    53,845      29,715        1,787    132,330       83,680          228
                                                    --------     -------      -------   --------     --------     --------
    Net revenues..................................    86,652      70,314       40,194    237,932      196,894      109,699
Other expense
  Salaries and related............................    28,740      20,558        5,554     75,590       65,305       17,308
  General and administrative expenses.............    16,267      16,655        2,791     43,282       48,958        7,828
  Amortization of goodwill and other intangible
    assets........................................     1,125          14           --      1,152           44           --
  Non-recurring, acquisitions, and other
    charges.......................................     4,641          --           --     16,209           --           --
                                                    --------     -------      -------   --------     --------     --------
         Total other expense......................    50,773      37,227        8,345    136,233      114,307       25,136
                                                    --------     -------      -------   --------     --------     --------
Earnings before provision for income tax..........    35,879      33,087       31,849    101,699       82,587       84,563
  Provision for income tax........................    15,069      14,069           --     42,713       35,107           --
  Income tax benefit from termination of REIT
    status........................................        --          --           --    (36,100)          --           --
                                                    --------     -------      -------   --------     --------     --------
    Net earnings..................................  $ 20,810     $19,018      $31,849   $ 95,086     $ 47,480     $ 84,563
                                                    ========     =======      =======   ========     ========     ========
Earnings per share
  Basic...........................................  $   0.31     $  0.24      $  0.40   $   1.35     $   0.60     $   1.07
  Diluted.........................................  $   0.31     $  0.23      $  0.39   $   1.33     $   0.60     $   1.06
Weighted average shares outstanding
  Basic...........................................    66,069      79,998       79,998     70,414       79,014       79,014
  Diluted.........................................    67,704      81,082       81,082     71,396       79,759       79,759

---------------
(1) Pro forma gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January 2000.
        The accompanying notes are an integral part of these statements.

                             INDYMAC BANCORP, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                     ACCUMULATED
                                                        OTHER                                     CUMULATIVE
                                       ADDITIONAL   COMPREHENSIVE                                DISTRIBUTIONS
                              COMMON    PAID-IN        INCOME       CUMULATIVE   COMPREHENSIVE        TO         TREASURY
                              STOCK     CAPITAL        (LOSS)        EARNINGS       INCOME       SHAREHOLDERS      STOCK
                              ------   ----------   -------------   ----------   -------------   -------------   ---------
Balance at December 31,
  1998......................   $758    $1,018,859     $(18,776)     $ 277,220                      $(442,896)    $ (13,062)
Stock options exercised.....      2         1,705           --                           --               --            --
Directors' and officers'
  notes receivable..........     --         8,435           --             --            --               --            --
Deferred compensation,
  restricted stock..........      2         1,909           --             --            --               --            --
401(k) contribution.........     --           539           --             --            --               --            --
Net gain on available for
  sale securities...........     --            --       20,914             --        20,914               --            --
Dividend reinvestment
  plan......................     44        46,991           --             --            --               --            --
Acquisition of treasury
  stock.....................                                                                                       (41,003)
Net earnings................     --            --           --         84,563        84,563               --            --
Dividends paid..............     --            --           --             --            --          (89,259)           --
                               ----    ----------     --------      ---------      --------        ---------     ---------
Net change..................     48        59,579       20,914         84,563       105,477          (89,259)      (41,003)
                               ----    ----------     --------      ---------      --------        ---------     ---------
Balance at September 30,
  1999......................   $806    $1,078,438     $  2,138      $ 361,783                      $(532,155)    $ (54,065)
                               ====    ==========     ========      =========                      =========     =========
Balance at December 31,
  1999......................   $807    $1,080,327     $  7,433      $ 393,149                      $(577,808)    $ (76,378)
Stock options exercised.....      5         4,714           --             --            --               --            --
Directors' and officers'
  notes receivable..........     --            29           --             --            --               --            --
Deferred compensation,
  restricted stock..........     --         3,204           --             --            --               --            --
401(k) contribution.........                  830
Net loss on available for
  sale securities...........     --            --       (4,662)            --        (4,662)              --            --
Dividend reinvestment
  plan......................     --           135           --             --            --               --            --
Acquisition of treasury
  stock.....................     --            --           --             --            --               --      (181,279)
Close-out of cumulative
  earnings and distributions
  to additional paid-in
  capital...................     --      (184,659)          --       (393,149)           --          577,808            --
Net earnings................     --            --           --         95,086        95,086               --            --
                               ----    ----------     --------      ---------      --------        ---------     ---------
Net change..................      5      (175,747)      (4,662)      (298,063)       90,424          577,808      (181,279)
                               ----    ----------     --------      ---------      --------        ---------     ---------
Balance at September 30,
  2000......................   $812    $  904,580     $  2,771      $  95,086                      $      --     $(257,657)
                               ====    ==========     ========      =========                      =========     =========


                                  TOTAL
                              SHAREHOLDERS'
                                 EQUITY
                              -------------
Balance at December 31,
  1998......................    $ 822,103
Stock options exercised.....        1,707
Directors' and officers'
  notes receivable..........        8,435
Deferred compensation,
  restricted stock..........        1,911
401(k) contribution.........          539
Net gain on available for
  sale securities...........       20,914
Dividend reinvestment
  plan......................       47,035
Acquisition of treasury
  stock.....................      (41,003)
Net earnings................       84,563
Dividends paid..............      (89,259)
                                ---------
Net change..................       34,842
                                ---------
Balance at September 30,
  1999......................    $ 856,945
                                =========
Balance at December 31,
  1999......................    $ 827,530
Stock options exercised.....        4,719
Directors' and officers'
  notes receivable..........           29
Deferred compensation,
  restricted stock..........        3,204
401(k) contribution.........          830
Net loss on available for
  sale securities...........       (4,662)
Dividend reinvestment
  plan......................          135
Acquisition of treasury
  stock.....................     (181,279)
Close-out of cumulative
  earnings and distributions
  to additional paid-in
  capital...................           --
Net earnings................       95,086
                                ---------
Net change..................      (81,938)
                                ---------
Balance at September 30,
  2000......................    $ 745,592
                                =========

        The accompanying notes are an integral part of these statements.

                             INDYMAC BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $    95,086   $    84,563
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
      Amortization of goodwill and other intangible
       assets...............................................        1,152            --
      Other depreciation and amortization...................      111,366        46,642
      Gain on sale of loans.................................      (77,340)           --
      Gain on sale of securities............................       (4,406)           --
      Non-cash compensation expense.........................       13,796         2,450
      Provision for loan losses.............................       12,108        12,310
      Equity in (earnings) loss of IndyMac, Inc.............           --         2,647
  Sale of and payments from mortgage and other loans held
    for sale................................................    5,166,094     5,168,943
  Purchases of mortgage and other loans held for sale.......   (5,693,521)   (4,470,603)
  Net (increase) decrease in other assets...................      (38,822)          866
  Net decrease in other liabilities.........................      (17,241)         (886)
                                                              -----------   -----------
      Net cash provided by (used in) operating activities...     (431,728)      846,932
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage loans held for investment...........      (72,985)       (9,869)
  Payments and sales from mortgage loans held for
    investment..............................................      137,667       298,469
  Net increase in manufactured housing loans held for
    investment..............................................       (8,298)      (25,421)
  Net decrease (increase) in home improvement loans held for
    investment..............................................       23,857       (50,474)
  Net decrease in construction loans receivable.............       59,064       176,051
  Net decrease in revolving warehouse lines of credit.......       77,332       228,049
  Purchases of securities available for sale................     (333,268)      (76,310)
  Sales of and payments from securities available for
    sale....................................................       75,280        16,381
  Purchases of mortgage servicing rights....................         (663)           --
  Net increase in investment in Federal Home Loan Bank
    stock, at cost..........................................       (6,068)           --
  Net cash purchase of SGV Bancorp..........................      (53,357)           --
  Net cash purchase PNB Mortgage............................      (35,291)           --
  Net decrease in advances to IndyMac, Inc..................           --        71,984
                                                              -----------   -----------
      Net cash provided by (used in) investing activities...     (136,730)      628,860
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................      199,034            --
  Net increase in advances from Federal Home Loan Bank......      138,360            --
  Net increase (decrease) in borrowings.....................      457,652    (1,391,729)
  Net proceeds from issuance of common stock................        3,470        57,177
  Acquisition of common stock...............................     (181,279)      (41,003)
  Cash dividends paid.......................................           --       (89,259)
                                                              -----------   -----------
      Net cash provided by (used in) financing activities...      617,237    (1,464,814)
                                                              -----------   -----------
Net increase in cash and cash equivalents...................       48,779        10,978
Cash and cash equivalents at beginning of period............        4,488           815
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $    53,267   $    11,793
                                                              ===========   ===========
  Supplemental cash flow information:
      Cash paid for interest................................  $   192,196   $   143,054
                                                              ===========   ===========
      Cash paid for income taxes............................  $    22,354   $        --
                                                              ===========   ===========
  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
    ACTIVITIES:
      The fair value of noncash assets acquired and
       liabilities assumed in the Company's purchases of
       IndyMac, Inc. and SGVB during 2000 was approximately
       $868 million and $783 million, respectively.
      Transfer of manufactured housing loans held for sale
       to loans held for investment.........................  $        --   $    91,559
                                                              ===========   ===========
      Transfer of home improvement loans held for sale to
       loans held for investment............................  $        --   $   223,181
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     IndyMac Bancorp, Inc., formerly known as IndyMac Mortgage Holdings, Inc. ("IndyMac"), conducts a diversified mortgage lending business, including the origination and purchase of and investment in conforming, non-conforming and jumbo residential loans, subprime loans, construction loans, mortgage-backed securities and other mortgage-related assets. Beginning July 1, 2000 the Company's operations also include consumer banking operations as a result of the Company's acquisition of SGV Bancorp, Inc. ("SGVB"). See further discussion in Note B -- Acquisitions. References to "IndyMac" refer to the parent company alone, while references to the "Company" mean the parent company and its consolidated subsidiaries. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.

     Prior to January of 2000, IndyMac elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements as of and for the nine months ended September 30, 1999 include the accounts of IndyMac and its qualified REIT subsidiaries. Through December 31, 1999, IndyMac owned all the preferred non-voting stock and had a 99% economic interest in IndyMac, Inc. ("IndyMac Operating"). Accordingly, IndyMac's investment in IndyMac Operating was accounted for under a method similar to the equity method because IndyMac had the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock and other contracts. In January of 2000, IndyMac acquired all of the voting stock of IndyMac Operating. See Note B -- Acquisitions, for further information.

     During 1999, IndyMac's Board of Directors and shareholders approved the termination of its income tax status as a REIT, effective in January of 2000. As a result of its conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $36.1 million was recorded in January of 2000. In addition, the Company's $393.1 million and $577.8 million balances of cumulative earnings and distributions to shareholders, respectively, were closed against additional paid in capital. As a fully taxable entity, IndyMac will not be required to distribute 95% of its taxable income to its shareholders, but will be taxed on its earnings based on currently enacted tax rates.

     Certain reclassifications have been made to the financial statements for the period ended September 30, 1999 to conform to the September 30, 2000 presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     All significant intercompany balances and transactions with the Company's consolidated subsidiaries have been eliminated in consolidation of the Company.

NOTE B -- ACQUISITIONS

  Acquisition of IndyMac Operating's Common Stock

     In January of 2000, IndyMac purchased all of IndyMac Operating's outstanding common stock, which was held by Countrywide Home Loans, Inc. ("CHL"), for $1.8 million (the "acquisition"). IndyMac Operating's total assets and shareholder's equity on the date of the acquisition were approximately $424 million and $92 million, respectively. CHL's minority interest investment of 1% in IndyMac Operating as of the effective date of the purchase was $922,300. As IndyMac owns 100% of the outstanding common and

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

preferred stock of IndyMac Operating subsequent to the acquisition of CHL's common stock, the consolidation method of accounting is used for IndyMac's investment in IndyMac Operating beginning January 1, 2000. Included on the consolidated balance sheets and consolidated income statements is the pro forma effect to IndyMac's financial statements as of December 31, 1999 and for the nine months ended September 30, 1999, had IndyMac been a fully taxable entity and used the consolidation method of accounting for its investment in IndyMac Operating during such time period.

  Acquisition of SGVB

     On July 1, 2000, IndyMac effected its merger with SGVB. SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley. As of the date of the merger, SGVB had assets of $490.8 million, deposits of $355.7 million, and shareholders' equity of $37.5 million. IndyMac paid $25.00 per share, or $59.5 million, for all of the SGVB shares outstanding and subject to option. Goodwill and core deposit intangible assets totaling $37.8 million were recorded as of the date of acquisition, using the purchase method of accounting. The goodwill will be amortized using the straight-line method of amortization over a period of 20 years. The core deposit intangible asset will be amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposits acquired.

     The operating results for SGVB and the Company as though SGVB was purchased at the beginning of the respective periods follow:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                           2000        1999(1)
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Net revenues
  IndyMac..............................................  $237,932     $196,894
  SGVB.................................................     8,161        6,989
                                                         --------     --------
  Combined.............................................  $246,093     $203,883
                                                         ========     ========
Net earnings
  IndyMac..............................................  $ 92,964     $ 45,599
  SGVB.................................................       966        1,358
                                                         --------     --------
  Combined.............................................  $ 93,930     $ 46,957
                                                         ========     ========
Diluted earnings per share.............................  $   1.32     $   0.59

---------------
(1) IndyMac's balances presented on a pro forma basis to give effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective in January of 2000.

  Acquisition of PNB Mortgage

     In August of 2000, the Company announced that it signed a definitive agreement to acquire certain assets and operations of PNB Mortgage ("PNB"), a wholesale loan originator owned by U.S. Bancorp that specializes in FHA and VA mortgage lending. This acquisition will provide IndyMac with the ability to expand its mortgage services to the FHA and VA market. The Company acquired PNB's loans and certain other assets in a cash purchase transaction for fair market value, as defined in the asset purchase agreement. The acquisition included $35.3 million of mortgage loans and certain non-mortgage assets, and resulted in goodwill of $1.5 million. The total balance of mortgage loans acquired, and related goodwill, is subject to

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

change during the quarter ended December 31, 2000 based on certain covenants mandated in the purchase agreement.

     The operating results for PNB prior to the acquisition date were not made available to the Company. The net impact to the Company's net revenues and net income is immaterial.

NOTE C -- SEGMENT REPORTING

     The Company's reportable operating segments include Mortgage Banking, Investment Portfolio and Commercial Lending. The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from business-to-business ("B2B") customers, and funds loans directly to consumers ("B2C"). These loans are then securitized through the issuance of mortgage-backed securities ("MBS"), sold to government sponsored enterprises, resold in bulk whole loan sales to permanent investors, or retained by the Company's Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through the Company's B2B sellers and direct customers ("consumer construction"). The Investment Portfolio segment conducts the Company's consumer banking operations and invests in residential loans and mortgage securities on a long-term basis. The Investment Portfolio also performs mortgage servicing activities. The Commercial Lending segment makes residential construction loans to builders and engages in secured warehouse lending operations for mortgage brokers and mortgage bankers. Operating segments' profitability is measured on a fully-leveraged basis. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and included in the Other operating segment.

     In connection with an internal reorganization in the first quarter of 2000, the consumer construction business was moved to the Mortgage Banking segment and servicing operations were moved to the Investment Portfolio Segment. In addition, prior to 2000, corporate support costs were allocated to the operating segments. Segment reporting for the three and nine months ended September 30, 1999 has been restated to conform to the current method of reporting segments.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     Segment information for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                          MORTGAGE    INVESTMENT   COMMERCIAL
                                          BANKING     PORTFOLIO     LENDING      OTHER     CONSOLIDATED
                                         ----------   ----------   ----------   --------   ------------
                                                             (DOLLARS IN THOUSANDS)
Three months ended September 30, 2000
  Net interest income..................  $    9,382   $   10,067   $   10,628   $  6,116    $   36,193
  Net revenues.........................      45,943       23,853       10,663      6,193        86,652
  Tax provision (benefit)..............       9,524        6,285        3,064     (3,804)       15,069
  Net earnings (loss)..................      13,152       12,823        4,233     (9,398)       20,810
Three months ended September 30,
  1999(1)
  Net interest income..................  $   10,780   $   17,280   $   13,015   $  4,535    $   45,610
  Net revenues.........................      41,905        9,630       14,238      4,541        70,314
  Tax provision (benefit)..............       8,238          173        3,569      2,089        14,069
  Net earnings (loss)..................      11,126          241        4,825      2,826        19,018
Nine months ended September 30, 2000
  Net interest income..................  $   28,085   $   28,926   $   35,280   $ 25,419    $  117,710
  Net revenues.........................     118,641       57,113       35,058     27,120       237,932
  Tax provision (benefit)..............      23,780       15,990       10,527    (43,684)        6,613
  Net earnings.........................      32,840       22,082       14,538     25,626        95,086
Nine months ended September 30, 1999(1)
  Net interest income..................  $   31,995   $   42,944   $   39,559   $ 12,053    $  126,551
  Net revenues.........................     140,604       10,600       33,364     12,326       196,894
  Tax provision (benefit)..............      34,428      (11,461)       6,932      5,208        35,107
  Net earnings (loss)..................      46,560      (15,498)       9,375      7,043        47,480
Assets as of September 30, 2000........  $1,654,087   $2,425,724   $1,006,788   $115,215    $5,201,814
Assets as of September 30, 1999(1).....  $  970,227   $1,841,735   $1,071,025   $ 22,031    $3,905,018

---------------
(1) Balances presented on a pro forma basis to give effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest in IndyMac, Inc. effective January of 2000.

NOTE D -- IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     On July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation that requires retroactive identification of any stock option repricing that occurred subsequent to December 15, 1998. Three IndyMac directors hold 240,000 options that were repriced on January 26, 1999 following the unprecedented decline in the Company's stock price during the 1998 global financial disruption. The charge related to this new accounting requirement for the quarter ended September 30, 2000 is $1.4 million, before tax. In future periods, any change in the price of the Company's shares during the quarter will be reflected in earnings to the extent that the options have not been exercised, forfeited or expire unexercised. IndyMac experienced a substantial increase of 51 percent in the price of its shares during the quarter ended September 30, 2000.

     In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which was amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

Amendment of FASB Statement No. 133." In November of 1999, the Emerging Issues Task Force issued EITF 99-20, "Recognition of Interest Income and Impairment on Certain Investments" ("EITF 99-20"). These four pronouncements, which are effective January 1, 2001 for the Company, mandate new hedge accounting rules and impairment assessment guidelines for cash flow sensitive assets. SFAS 133 requires all hedge "ineffectiveness" to be recognized through the statement of earnings. In connection with the adoption of SFAS 133, IndyMac plans to reclassify its AAA-rated interest-only securities portfolio to "trading". As a result, the AAA-rated interest-only securities and related hedging instruments will be marked-to-market through earnings and will no longer be recorded in other comprehensive income. With respect to the mortgage pipeline, while the majority of the portfolio is forward traded into a security, the Company will experience some level of hedge ineffectiveness. The Company is continuing its assessment of the potential impact of the implementation of these pronouncements to its financial statements upon adoption on January 1, 2001.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Through December 31, 1999, IndyMac elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this election, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective in January of 2000. As a fully taxable entity, IndyMac is no longer required to distribute 95% of its taxable income to its shareholders, but is taxed on its earnings based on currently enacted tax rates. IndyMac no longer pays a dividend and payment of future dividends will be at the discretion of IndyMac's Board of Directors based upon its assessment of IndyMac's financial condition, business strategy and other relevant factors.

     On July 1, 2000, IndyMac effected its merger (the "merger") with SGV Bancorp, Inc., ("SGVB"). SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley (the "bank"). As of the date of the merger, SGVB had assets of $490.8 million, deposits of $355.7 million, and shareholders' equity of $37.5 million. IndyMac paid $25.00 per share, or $59.5 million, for all of the SGVB shares outstanding and subject to option. The merger represents the culmination of IndyMac's transition to a growth oriented, technology driven consumer depository institution. Substantially all of the assets and operations of IndyMac and its subsidiaries were contributed to the bank, which is now a wholly owned subsidiary of IndyMac and is known as IndyMac Bank, F.S.B. ("IndyMac Bank"). With more than $5 billion in assets, IndyMac Bank ranks in the ten largest consumer depository institutions (in terms of assets) headquartered in California.

MORTGAGE BANKING OPERATIONS

     The Company's mortgage banking group represents the core of IndyMac Bank's asset generation platform. It is a technology based, highly scalable operation that includes the following distinct channels: (1) a business-to-business (B2B) channel, with mortgage brokers, small mortgage bankers and community financial institutions effectively providing the Company with access to a variable cost, nationwide "virtual" branch network, (2) a branchless, technology driven, business-to-consumer (B2C) channel, and (3) a business-to-realtor (B2R) channel, LoanWorks.com, which allows real estate professionals to utilize the Company's technology to fulfill the mortgage loan process for their customers in the process of purchasing a home. The Company has been able to successfully expand and leverage its proprietary system, e-MITS.com, across its B2B, B2C and B2R channels. These channels provide the Company with comprehensive coverage of the consumer market. The Company's principal sources of income from its mortgage banking operations are gains recognized on the sale or securitization of mortgage loans, fee income from the origination or purchase of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans pending their sale or securitization.

     B2B funded $2.1 billion of prime and subprime loans during the three months ended September 30, 2000, compared with $1.7 billion and $1.3 billion during the three months ended June 30, 2000 and September 30, 1999, respectively. B2B's loan production was financed using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $2.1 billion of prime and subprime loans during the three months ended September 30, 2000, compared with $1.7 billion and $1.5 billion of sales during the three months ended June 30, 2000 and September 30, 1999, respectively. The Company's B2C group funded $221 million of mortgage loans during the three months ended September 30, 2000, an increase of 25% in comparison to $177 million of loans during the three months ended June 30, 2000.

     At September 30, 2000, the Company had outstanding commitments to fund consumer construction loans of $769.5 million compared to outstanding commitments of $609.2 million at December 31, 1999.

     During the third quarter of 2000, the Company enhanced e-MITS(1) so that it now can underwrite the Company's consumer construction-to-perm mortgage products. Total loans funded through e-MITS during the three months ended September 30, 2000 totaled $1.8 billion, representing 81% of the Company's B2B and consumer construction-to-perm mortgage production for the quarter. Loans funded through e-MITS during the three months ended June 30, 2000 were $1.3 billion or 78% of the Company's B2B mortgage production, and $694 million or 53% of production during the three months ended September 30, 1999. Loans funded by the Company's B2C group via internet channels totaled $113 million, or 51% of total funding for the three months ended September 30, 2000, compared to $94 million, or 53% of total funding for the three months ended June 30, 2000.

INVESTMENT PORTFOLIO OPERATIONS

     The Company invests in residential loans and mortgage securities either retained in connection with the issuance of mortgage-backed securities or purchased from third parties. The Company acts as primary servicer and master servicer with respect to substantially all of the mortgage loans it sells pursuant to private-label securitizations, and a portion of those loans sold to government sponsored entities ("GSEs"). The Company's principal sources of income from its investment portfolio operations are fee income from servicing contracts, and the net spread between interest earned on residential loans and mortgage securities and the interest costs associated with the borrowings used to finance such loans and securities.

     IndyMac Bank Home Loan Servicing's portfolio at September 30, 2000 and December 31, 1999 was $13.4 billion and $10.1 billion, respectively, with a weighted average coupon of 8.8% as of September 30, 2000 and 8.6% as of December 31, 1999. At September 30, 2000 and December 31, 1999, the Company's master servicing portfolio had aggregate outstanding principal balances of $17.4 billion and $16.1 billion, respectively, with weighted average coupons of 8.6% and 8.2%, respectively.

     Included in Investment Portfolio Operations is the Company's consumer banking operations, offered to consumers through IndyMac Bank. IndyMac Bank accepts deposits from the general public and offers consumer loans and residential and commercial real estate loans through the Company's mortgage banking and commercial lending divisions. In addition to deposits obtained in California through IndyMac Bank's existing branch network and a centralized telebanking operation, the Company expects to market deposits nationally through the Internet.

     The Company reported $554.3 million in deposits at September 30, 2000 compared to $353.8 million as of July 1, 2000 (date of merger with SGVB -- see discussion above). At September 30, 2000, core deposits (defined as non-term deposits, such as checking and non-term savings) represented 23% of total deposits, while certificates of deposit represented 77% of total deposits.

COMMERCIAL LENDING OPERATIONS

     The Company conducts its builder construction lending activities through Construction Lending Corporation of America ("CLCA"), which offers a variety of residential construction, land and lot loan programs for builders and developers. Warehouse lending activities are conducted through IndyMac Bank, Warehouse Lending, which provides various types of short-term revolving financing to small-to-medium size mortgage bankers and brokers. The Company's principal sources of income from its commercial lending operations are fee income from the origination of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans.

     In July of 2000, the Board of Directors approved management's decision to begin a systematic wind-down of the Company's warehouse lending activities. The Company will continue to honor its outstanding

---------------

(1) Registered in U.S. Patent and Trademark Office. Patent pending.

commitments, but will not enter into any new commitments. It is anticipated that the wind-down of this division will be completely eliminated over the course of the next year.

     At September 30, 2000, CLCA had outstanding commitments to fund builder construction loans of $1.4 billion compared to outstanding commitments of $1.3 billion at December 31, 1999. At September 30, 2000, the Company had extended commitments to make warehouse and related lines of credit in an aggregate amount of $595.3 million, compared to commitments of $985.5 million at December 31, 1999.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     The results of operations for the three months ended September 30, 1999 are presented on a pro forma basis, which gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest to IndyMac, Inc. effective in January of 2000.

     Overview: The Company's net earnings were $20.8 million or $0.31 diluted earnings per share for the three months ended September 30, 2000, compared to $19.0 million or $0.23 diluted earnings per share, respectively, for the three months ended September 30, 1999. The $1.8 million increase in net earnings was primarily due to a $15.4 million increase in net gain on sale of loans, which was offset in part by a $13.5 million increase in expenses. The increase in the gain on sale of loans was due to an increase in volume ($2.1 billion sold during the three months ended September 30, 2000, compared to $1.5 billion sold during the three months ended September 30, 1999) and profit margin (1.54% and 1.08%, respectively). The increase in expenses was primarily due to the acquisition of SGVB in July of 2000, which increased salaries and general and administrative costs, as well as overall growth of the Company year over year.

     Interest Income: Interest income for the three months ended September 30, 2000 was $115.2 million, a 20% increase from $95.8 million during the three months ended September 30, 1999. The $19.4 million increase was due to a $745.8 million increase in average interest-earning assets to $4.8 billion during the three months ended September 30, 2000 from $4.1 billion during the three months ended September 30, 1999. The increase in average interest-earning assets quarter over quarter was primarily due to the Company's overall growth in production year over year. The increase in interest income was also impacted by the increase in the Company's yield on interest-earning assets to 9.45% from 9.26%, quarter over quarter, as a result of the general increase in mortgage rates during the year.

     Interest Expense: Interest expense for the three months ended September 30, 2000 was $79.0 million, a 58% increase from $50.1 million during the three months ended September 30, 1999. The $28.9 million increase was primarily due to a $1.0 billion increase in average interest-bearing borrowings to $4.3 billion during the three months ended September 30, 2000 from $3.3 billion during the three months ended September 30, 1999. The increase in average interest-bearing borrowings quarter over quarter was primarily due to the Company's overall asset growth, increased leverage attributable to the share repurchase program, and an increase in interest rates year over year. The Company's cost of funds increased to 7.23% from 5.97% during the three months ended September 30, 2000 and 1999, respectively.

     The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing assets are included in the average balances for the periods indicated. The allowance for loan losses is excluded from the average loan balances. The yield on securities available for sale includes the impact from impairment recorded on securities. The average loan balances for the three months ended September 30, 1999 have been restated to conform to the presentation for the three months ended September 30, 2000.

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------------
                                                             2000                   1999
                                                      -------------------    -------------------
                                                       AVERAGE      YIELD     AVERAGE      YIELD
                                                       BALANCE      RATE      BALANCE      RATE
                                                      ----------    -----    ----------    -----
                                                                (DOLLARS IN THOUSANDS)
Investment securities available for sale............  $   53,412    6.83%    $       --    0.00%
Mortgage-backed securities available for sale.......     850,726    9.27%       798,069    9.09%
Loans held for sale.................................   1,373,300    8.91%     1,108,723    9.46%
Loans held for investment...........................   2,555,631    9.87%     2,186,405    9.22%
Investment in Federal Home Loan Bank stock..........       6,265    5.69%            --    0.00%
Other...............................................       9,877    7.11%        10,263    9.02%
                                                      ----------             ----------
          Total interest-earning assets.............   4,849,211    9.45%     4,103,460    9.26%
Other...............................................     367,949                187,620
                                                      ----------             ----------
          Total assets..............................  $5,217,160             $4,291,080
                                                      ==========             ==========
Deposits............................................  $  426,243    5.70%    $       --    0.00%
Advances from Federal Home Loan Bank................     119,353    6.80%            --    0.00%
Borrowings..........................................   3,798,347    7.42%     3,333,803    5.97%
                                                      ----------             ----------
          Total interest-bearing liabilities........   4,343,943    7.23%     3,333,803    5.97%
Other...............................................      73,546                 73,339
                                                      ----------             ----------
          Total liabilities.........................   4,417,489              3,407,142
          Shareholders' equity......................     799,671                883,938
                                                      ----------             ----------
          Total liabilities and shareholders'
            equity..................................  $5,217,160             $4,291,080
                                                      ==========             ==========
Net interest spread.................................                2.22%                  3.29%
Net interest margin.................................                2.97%                  4.41%

     The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures net interest income as a percentage of average interest-earning assets. The decrease in net interest spread and net interest margin quarter over quarter was due to the increase in interest rates over the past year and the Company's strategy to repurchase shares.

     The dollar amounts of interest income and interest expense fluctuate depending upon changes in the amounts (volume) and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in the rate (changes in the average interest rate multiplied by the prior period's volume). Changes in rate/volume (changes in rates times the changes in volume) are allocated proportionately to the changes in volume and the changes in rates.

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                               2000 VS. 1999
                                                    -----------------------------------
                                                        INCREASE/(DECREASE) DUE TO
                                                    VOLUME       RATE      TOTAL CHANGE
                                                    -------    --------    ------------
                                                          (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities available for sale..........  $   827    $     --      $   827
Mortgage-backed securities available for sale.....    1,184         373        1,557
Loans held for sale...............................    5,718      (1,379)       4,339
Loans held for investment.........................   11,316       1,260       12,576
Investment in Federal Home Loan Bank stock........       90          --           90
Other.............................................       63         (30)          33
                                                    -------    --------      -------
          Total interest income...................   19,198         224       19,422
INTEREST EXPENSE
Deposits..........................................    6,104          --        6,104
Advances from Federal Home Loan Bank..............    2,039          --        2,039
Borrowings........................................    7,536      13,160       20,696
                                                    -------    --------      -------
          Total interest expense..................   15,679      13,160       28,839
                                                    -------    --------      -------
          Net interest income.....................  $ 3,519    $(12,936)     $(9,417)
                                                    =======    ========      =======

     Provision for Loan Losses: The provision for loan losses decreased to $3.4 million from $5.0 million during the three months ended September 30, 2000 and 1999, respectively. The decrease in the provision for loan losses was due to lower actual losses sustained during 2000 compared to 1999. IndyMac's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, is based on various judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience.

     Other Income: Other income was $53.8 million and $29.7 million for the three months ended September 30, 2000 and 1999, respectively.

          Gain on sale of loans, net, of $32.8 million for the three months ended September 30, 2000 increased from $17.4 million for the same period in 1999. The $15.4 million increase in gain on sale of loans, net was due to a $640 million, or 43%, increase in loan sales, as well as a 46 bps increase in profit margin to 1.54% from 1.08% quarter over quarter.

          Service fee income of $9.9 million for the three months ended September 30, 2000 increased from $5.8 million for the same period in 1999. The $4.1 million increase in service fee income was primarily the result of the $57.2 million increase in the average book balances.

          Gain on sale of mortgage-backed securities, net, of $2.3 million during the three months ended September 30, 2000 increased from $375 thousand for the same period in 1999. The $2.3 million gain during the three months ended September 30, 2000 was primarily due to the sale of $230.4 million of agency and senior securities. During the three months ended September 30, 1999, the $375 thousand gain was primarily the result of the sale of $200.0 million of U.S. Treasuries.

          Fee income of $8.9 million during the three months ended September 30, 2000, increased from $6.1 million for the same period in 1999. The $2.8 million increase was due in part to a 145% increase in the number of table-funded loans, as well as the addition of consumer banking fees charged during the three months ended September 30, 2000 whereas there were no such fees during the three months ended September 30, 1999.

     Other Expense: Other expense was $50.8 million and $37.2 million for the three months ended September 30, 2000 and 1999, respectively. Other expense consisted of the following:

          Salaries and related expense of $28.7 million for the three months ended September 30, 2000 increased 40% from $20.6 million for the same period in 1999 primarily due to the net increase in personnel. The average number of employees for the three months ended September 30, 2000 was 1,455 as compared to 1,079 for the same period in 1999. The acquisition of SGVB contributed 106 additional employees and approximately $1.5 million of salaries and related benefits during the three months ended September 30, 2000. The remaining increase in headcount and related salaries expenses were due to the Company's overall growth year over year.

          General and administrative expenses of $16.3 million for the three months ended September 30, 2000 decreased 2% from $16.7 million for the same period in 1999 primarily due to a change in marketing strategies. Marketing costs totaled $2.4 million during the three months ended September 30, 2000, compared to $4.2 million during the three months ended September 30, 1999. The decrease in marketing costs was offset in part by increases in other general and administrative expenses as a result of the Company's growth in assets and personnel year over year.

          Amortization of goodwill and other intangible assets was $1.1 million for the three months ended September 30, 2000 compared to $14 thousand for the same period in 1999. The increase in amortization of goodwill and other intangible assets was primarily a result of the acquisition of SGVB during the three months ended September 30, 2000.

          Nonrecurring, acquisitions, and other charges of $4.6 million for the three months ended September 30, 2000 primarily consists of $2.9 million in expenses related to the acquisition of SGVB and $1.4 million arising from variable plan accounting for stock options repriced to directors subsequent to December 15, 1998.

     Provision for Income Tax: Provision for income tax includes federal and applicable state income taxes. Income taxes of $15.1 million for the three months ended September 30, 2000 represented an effective tax rate of 42%. Prior to January of 2000, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders. Had IndyMac been a fully taxable entity in 1999, the Company would have recorded $14.1 million in federal and applicable state income taxes during the three months ended September 30, 1999, representing a 42.5% effective tax rate.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The results of operations for the nine months ended September 30, 1999 are presented on a pro forma basis, which gives effect to the change in the Company's structure to a fully taxable entity and the buyout of the minority interest to IndyMac, Inc. effective January of 2000.

     Overview: The Company's net earnings were $95.1 million, or $1.33 diluted earnings per share for the nine months ended September 30, 2000, compared to $47.5 million, or $0.60 diluted earnings per share for the nine months ended September 30, 1999. The $47.6 million increase in net earnings was primarily due to a $36.1 million income tax benefit recorded in January of 2000 as a result of the termination of IndyMac's Real Estate Investment Trust ("REIT") status. Additionally, in 1999, the Company recognized a $31.4 million loss on sale of U.S. Treasuries. The remaining decrease in net earnings was primarily due to a $7.6 million decrease in net interest income.

     Interest Income: Interest income for the nine months ended September 30, 2000 was $315.4 million, an 8% increase from $292.9 million during the nine months ended September 30, 1999. The $22.5 million increase was primarily due to an increase in the Company's yield on interest-earning assets to 9.70% from 8.43% period over period. The impact to interest income due to the increase in yield was offset in part by a

$285.7 million decrease in average interest-earning assets to $4.3 billion during the nine months ended September 30, 2000 from $4.6 billion during the nine months ended September 30, 1999.

     Interest Expense: Interest expense for the nine months ended September 30, 2000 was $197.7 million, a 19% increase from $166.4 million during the nine months ended September 30, 1999. The $31.3 million increase was primarily due to an increase in the Company's cost of funds to 7.08% from 5.76% during the nine months ended September 30, 2000 and 1999, respectively, as a result of the overall increase in interest rates year over year. The impact to interest expense due to the increase in the cost of funds was offset in part by a $134.1 million decrease in the average balance of interest-bearing liabilities during the nine months ended September 30, 2000 compared to the same period in 1999.

     The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented, in each case on the same basis as that used for the three month comparison presented herein. Average balances are calculated on a daily basis. Non-performing assets are included in the average balances for the periods indicated. The allowance for loan losses is excluded from the average loan balances. The yield on securities available for sale includes the impact from impairment recorded on securities. The average loan balances for the three months ended September 30, 1999 have been restated to conform to the presentation for the three months ended September 30, 2000.

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                        -----------------------------------------
                                                               2000                   1999
                                                        -------------------    ------------------
                                                         AVERAGE      YIELD     AVERAGE     YIELD
                                                         BALANCE      RATE      BALANCE     RATE
                                                        ----------    -----    ----------   -----
                                                                 (DOLLARS IN THOUSANDS)
Investment securities available for sale..............  $   17,804    6.88%    $       --   0.00%
Mortgage-backed securities available for sale.........     771,816    9.78%       884,437   6.27%
Loans held for sale...................................   1,036,803    9.20%     1,360,563   8.96%
Loans held for investment.............................   2,505,541    9.92%     2,366,157   9.00%
Investment in Federal Home Loan Bank stock............       2,088    5.73%            --   0.00%
Other.................................................       9,300    5.60%        17,941   6.60%
                                                        ----------             ----------
          Total interest-earning assets...............   4,343,352    9.70%     4,629,098   8.43%
Other.................................................     288,902                159,943
                                                        ----------             ----------
          Total assets................................  $4,632,254             $4,789,041
                                                        ==========             ==========
Deposits..............................................  $  142,081    5.74%    $       --   0.00%
Advances from Federal Home Loan Bank..................      39,784    6.85%            --   0.00%
Borrowings............................................   3,545,136    7.14%     3,861,122   5.76%
                                                        ----------             ----------
          Total interest-bearing liabilities..........   3,727,001    7.08%     3,861,122   5.76%
Other.................................................      50,335                 73,515
                                                        ----------             ----------
          Total liabilities...........................   3,777,336              3,934,637
          Shareholders' equity........................     854,918                854,404
                                                        ----------             ----------
          Total liabilities and shareholders'
            equity....................................  $4,632,254             $4,789,041
                                                        ==========             ==========
Net interest spread...................................                2.62%                 2.67%
Net interest margin...................................                3.62%                 3.64%

     The net interest spread is the difference between the weighted average yield on interest-earnings assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures the net interest income as a percentage of average interest-earning assets.

     The dollar amounts of interest income and interest expense fluctuate depending upon changes in the amounts (volume) and upon changes in the interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in the rate (changes in the average interest rate multiplied by the prior period's volume). Changes in rate/volume (changes in rates times the changes in volume) were allocated proportionately to the changes in volume and the changes in rates.

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                       2000 VS. 1999
                                                            -----------------------------------
                                                                INCREASE/(DECREASE) DUE TO
                                                             VOLUME      RATE      TOTAL CHANGE
                                                            --------    -------    ------------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities available for sale..................  $    827    $    --      $    827
Mortgage-backed securities available for sale.............   (11,264)    26,163        14,899
Loans held for sale.......................................   (22,278)     2,553       (19,725)
Loans held for investment.................................       169     26,591        26,760
Investment in Federal Home Loan Bank stock................        90         --            90
Other.....................................................      (289)      (118)         (407)
                                                            --------    -------      --------
          Total interest income...........................   (32,745)    55,189        22,444
INTEREST EXPENSE
Deposits..................................................     6,104         --         6,104
Advances from Federal Home Loan Bank......................     2,039         --         2,039
Borrowings................................................   (15,110)    38,252        23,142
                                                            --------    -------      --------
          Total interest expense..........................    (6,967)    38,252        31,285
                                                            --------    -------      --------
          Net interest income.............................  $(25,778)   $16,937      $ (8,841)
                                                            ========    =======      ========

     Provision for Loan Losses: The provision for loan losses decreased to $12.1 million from $13.3 million during the nine months ended September 30, 2000 and 1999, respectively. The decrease in the provision for loan losses was due to lower actual losses sustained during 2000 compared to 1999.

     Other Income: Other income was $132.3 million and $83.7 million for the nine months ended September 30, 2000 and 1999, respectively.

          Gain on sale of loans, net, of $77.3 million for the nine months ended September 30, 2000 decreased 4.9% from $81.3 million for the same period in 1999. The $4.0 million decrease in gain on sale of loans, net was primarily due to a decrease in the principal sold to $5.1 billion during 2000 compared to $5.2 billion during 1999.

          Service fee income of $27.1 million for the nine months ended September 30, 2000 increased 70.0% from $16.0 million for the same period in 1999. The $11.1 million increase in service fee income was primarily the result of the $40.8 million increase in average collateral balances, as well as an increase in valuation gains.

          Gain (loss) on sale of mortgage backed securities, net, totaled $4.4 million during the nine months ended September 30, 2000 compared to a loss of $679 thousand during the same period in 1999. The $4.4 million gain was the result of the sales of AAA-rated interest only securities, investment and non-investment grade securities, agency and senior securities during the nine months ended September 30, 2000. The $679 thousand loss during the nine months ended September 30, 1999 was primarily the result of losses on the sale of investment and non-investment grade securities.

          Loss on sale of other securities, net, totaled $31.4 million during 1999, whereas there were no losses in 2000. The loss on sale of other securities, net in 1999 was due to the sale of U.S. Treasuries during the first and second quarters of 1999.

          Fee income of $23.5 million during the nine months ended September 30, 2000, increased 27.0% from $18.5 million for the same period in 1999. The $5.0 million increase was due in part to an increase in the number of table-funded loans.

     Other Expense: Other expense was $136.2 million and $114.3 million for the nine months ended September 30, 2000 and 1999, respectively.

          Salaries and related expense of $75.6 million for the nine months ended September 30, 2000 increased 16% from $65.3 million for the same period in 1999 primarily due to net increases in personnel. The average number of employees for the nine months ended September 30, 2000 was 1,219 as compared to 1,065 for the same period in 1999. The acquisition of SGVB contributed to 106 additional employees and approximately $2.1 million of salaries and related benefits during the nine months ended September 30, 2000. The remaining increase in headcount and related salaries expenses were due to the Company's overall growth year over year.

          General and administrative expenses of $43.3 million for the nine months ended September 30, 2000 decreased 12% from $49.0 million for the same period in 1999. The $5.7 million decrease was primarily due to a change in marketing strategies whereby fewer expenses were incurred to market the B2C channel during 2000 compared to 1999, as well as costs incurred during the nine months ended September 30, 1999 related to the winddown of the Company's manufactured housing and home improvement channels.

          Amortization of goodwill and other intangible assets was $1.2 million for the nine months ended September 30, 2000 compared to $44 thousand for the same period in 1999. The increase in amortization of goodwill and other intangible assets was primarily the result of the acquisition of SGVB during the three months ended September 30, 2000.

          Nonrecurring, acquisitions, and other charges of $16.2 million for the nine months ended September 30, 2000 primarily consists of $9.4 million in compensation expense related to the resignation of Mr. Mozilo from the Board of Directors during the first quarter of 2000, $0.8 million related to the buyout of CHL's minority interest in IndyMac Operating, $4.3 million in expenses related to the acquisition of SGVB, and $1.4 million arising from variable plan accounting for stock options repriced to directors subsequent to December 15, 1998.

     Provision for Income Tax: Provision for income tax includes federal and applicable state income taxes. Income taxes of $42.7 million for the nine months ended September 30, 2000 represented an effective tax rate of 42%. Prior to January of 2000, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders. As a result of its conversion to a fully taxable status effective January of 2000, an income tax benefit and related deferred tax asset of $36.1 million was recorded.

FINANCIAL CONDITION

     Investment and Mortgage-backed Securities: At September 30, 2000 and December 31, 1999, the fair value of the Company's investment and mortgage-backed securities portfolio totaled $724.9 million and $650.6 million, respectively. The balances consisted of the following types of securities:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES
  Agency notes..............................................    $ 10,806         $     --
  Corporate notes...........................................       7,459               --
  Other.....................................................       5,314               --
                                                                --------         --------
          Total investment securities.......................    $ 23,579         $     --
                                                                ========         ========
MORTGAGED-BACKED SECURITIES
  AAA rated interest-only securities........................    $296,766         $341,447
  AAA rated agency securities...............................     178,166          140,372
  AAA rated MBS securities..................................      87,132           46,871
  Other investment grade securities.........................      78,841           47,959
                                                                --------         --------
          Total investment grade securities.................     640,905          576,649
                                                                --------         --------
  Non-investment grade residual securities..................      36,778           42,784
  Other non-investment grade securities.....................      23,659           31,153
                                                                --------         --------
          Total non-investment grade securities.............      60,437           73,937
                                                                --------         --------
          Total mortgage securities.........................    $701,342         $650,586
                                                                ========         ========

     The Company evaluates the carrying value of its AAA rated interest-only securities and residual securities monthly by discounting estimated net future cash flows. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity. The assumptions used to value these securities at September 30, 2000 and December 31, 1999 follow:

                                                            ACTUAL                                     VALUATION ASSUMPTIONS
                               -----------------------------------------------------------------   ------------------------------
                                                                            3-MONTH       WTD.                             ANNUAL
                                 BOOK     COLLATERAL    GROSS   INTEREST   PREPAYMENT     AVG.     PREPAYMENT   DISCOUNT    LOSS
                                VALUE       BALANCE      WAC     STRIP     SPEEDS(1)    MULTIPLE   SPEEDS(1)     YIELD      RATE
                               --------   -----------   -----   --------   ----------   --------   ----------   --------   ------
                                                                     (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 2000
AAA rated interest-only
  securities.................  $296,766   $11,308,433    8.26%    0.85%        12.4%      3.10         14.7%      12.8%      NA
                               ========   ===========   =====     ====      =======       ====      =======       ====      ===
Non-investment grade residual
  securities
  Prime residual
    securities...............  $  6,284   $   258,322    8.37%    1.68%        13.4%      1.45         23.2%      20.0%     0.4%
  Subprime residual
    securities...............    28,279       919,751   10.03%    2.14%        25.5%      1.44         30.0%      21.1%     1.3%
  Manufactured housing
    securities...............     2,215       366,578   10.24%    2.51%     109 MHP       0.24      180 MHP       25.0%     1.8%
                               --------   -----------   -----     ----                    ----                    ----      ---
Total non-investment grade
  residual securities........  $ 36,778   $ 1,544,651    9.80%    2.15%                   1.11                    21.8%     1.3%
                               ========   ===========   =====     ====                    ====                    ====      ===
DECEMBER 31, 1999
AAA rated interest-only
  securities.................  $341,447   $11,019,669    8.14%    0.92%        15.8%      3.37         12.7%      12.7%      NA
                               ========   ===========   =====     ====      =======       ====      =======       ====      ===
Non-investment grade residual
  securities
  Prime residual
    securities...............  $  8,524   $   294,189    8.38%    1.50%        17.3%      1.93         30.0%      20.0%     0.4%
  Subprime residual
    securities...............    31,579       890,281    9.56%    2.60%        28.6%      1.36         35.1%      20.0%     1.2%
  Manufactured housing
    securities...............     2,681       402,071   10.16%    2.47%     135 MHP       0.27      208 MHP       20.0%     1.8%
                               --------   -----------   -----     ----                    ----                    ----      ---
Total non-investment grade
  residual securities........  $ 42,784   $ 1,586,541    9.49%    2.56%                   1.04                    20.0%     1.2%
                               ========   ===========   =====     ====                    ====                    ====      ===

---------------

(1) CPR, unless otherwise noted.

     The fair value for the Company's other investment and non-investment grade mortgage-backed securities is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity. The detail of other investment and non-investment grade mortgage-backed securities by credit rating as of September 30, 2000 and December 31, 1999 were as follows:

                                                              PREMIUM
                                                 CURRENT     (DISCOUNT)
                                                   FACE       TO FACE      AMORTIZED      BOOK
                                                  VALUE        VALUE         COST        VALUE
                                                 --------    ----------    ---------    --------
                                                             (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 2000
AAA rated principal-only securities............  $  6,909     $ (1,071)    $  5,838     $  4,843
AA.............................................    18,377         (351)      18,026       17,952
A..............................................    12,760         (403)      12,357       12,312
BBB............................................    46,411       (2,219)      44,192       43,734
                                                 --------     --------     --------     --------
          Total other investment grade
            securities.........................    84,457       (4,044)      80,413       78,841
BB.............................................    28,201       (6,011)      22,190       17,031
B..............................................     7,616         (988)       6,628        5,285
NR.............................................     6,719       (6,125)         594        1,343
                                                 --------     --------     --------     --------
          Total other non-investment grade
            securities.........................    42,536      (13,124)      29,412       23,659
                                                 --------     --------     --------     --------
          Total other investment and
            non-investment grade securities....  $126,993     $(17,168)    $109,825     $102,500
                                                 ========     ========     ========     ========
DECEMBER 31, 1999
AAA rated principal-only securities............  $  5,948     $   (810)    $  5,138     $  3,990
AA.............................................       208            8          216          206
A..............................................     2,690         (117)       2,573        2,407
BBB............................................    46,767       (4,464)      42,303       41,356
                                                 --------     --------     --------     --------
          Total other investment grade
            securities.........................    55,613       (5,383)      50,230       47,959
BB.............................................    43,987       (9,486)      34,501       28,365
B..............................................     1,934         (808)       1,126        1,102
NR.............................................     9,209       (8,531)         678        1,686
                                                 --------     --------     --------     --------
          Total other non-investment grade
            securities.........................    55,130      (18,825)      36,305       31,153
                                                 --------     --------     --------     --------
          Total other investment and
            non-investment grade securities....  $110,743     $(24,208)    $ 86,535     $ 79,112
                                                 ========     ========     ========     ========

     Loans: Total loans (net of allowance for loan losses) at September 30, 2000 were $3.7 billion, a 20.7% increase from $3.1 billion at December 31, 1999. The increase was primarily due to the loans acquired from SGVB totaling $365.5 million in July of 2000, as well as an overall increase in production volumes during the nine months ended September 30, 2000.

          Loan held for sale at September 30, 2000 totaled $1.2 billion, a 86.3% increase from $658.8 million at December 31, 1999. The 86.3% increase during the nine months ended September 30, 2000 was due to a 107.5% growth in prime and subprime mortgage production through the B2B channel (comparing the fourth quarter of 1999 to the third quarter of 2000), as well as the addition of the income property loans acquired from SGVB during the three months ended September 30, 2000. Loans held for sale consisted of $835.1 million, $315.7 million, and $76.4 million of prime, subprime, and income property products, respectively, as of September 30, 2000.

          Mortgage and consumer loans held for investment at September 30, 2000 totaled $1.4 billion, a 20.3% increase from $1.2 billion at December 31, 1999. The 20.3% increase during the nine months ended September 30, 2000 was primarily due to a $260.4 million increase in prime loans retained by the Company from production. The Company's loans held for investment at September 30, 2000 consisted of

     $1.1 billion of prime loans, $13.1 million of subprime loans, $189.0 million of home improvement loans, $110.5 million of manufactured housing loans, and $4.3 million of other loans. At December 31, 1999, the Company held $1.2 billion of mortgage and consumer loans for investment, which consisted of $843.0 million of prime loans, $10.1 million of subprime loans, $217.1 million of home improvement loans, and $110.1 million of manufactured housing loans.

          Residential Construction: At September 30, 2000, the Company had outstanding balances of $917.8 million, consisting of $598.7 million and $319.1 million of builder and consumer construction loans, respectively. At December 31, 1999, the Company had outstanding balances of $920.5 million, consisting of $670.9 million and $249.6 million of builder and consumer construction loans, respectively. Outstanding commitments totaled $2.1 billion and $1.9 billion at September 30, 2000 and December 31, 1999, respectively.

     Mortgage Servicing Rights: At September 30, 2000 and December 31, 1999, the Company's mortgage servicing rights balance totaled $196.4 million and $140.3 million, respectively. The increase in the mortgage servicing rights balance was primarily due to assets retained totaling $74.9 million resulting from securitizations and sales to government sponsored agencies during the nine months ended September 30, 2000. The assumptions used to value mortgage servicing rights at September 30, 2000 and December 31, 1999 follow:

                                                      ACTUAL
                               -----------------------------------------------------   VALUATION ASSUMPTIONS
                                                                              WTD.     ---------------------
                                 BOOK     COLLATERAL    GROSS   SERVICING     AVG.     PREPAYMENT   DISCOUNT
                                VALUE       BALANCE      WAC       FEE      MULTIPLE   SPEEDS(1)     YIELD
                               --------   -----------   -----   ---------   --------   ----------   --------
SEPTEMBER 30, 2000
Master servicing.............  $ 55,024   $14,544,907    8.46%    0.10%       3.69         15.7%      20.4%
                               --------   -----------   -----     ----        ----      -------       ----
Primary servicing
  Prime/subprime.............   140,175    10,778,988    8.66%    0.36%       3.61         16.6%      13.1%
  Manufactured housing.......     1,212       359,781   10.26%    1.00%       0.34      180 MHP       16.0%
                               --------   -----------   -----     ----        ----                    ----
          Total primary
            servicing........   141,387   $11,138,769    8.72%    0.38%       3.34                    13.2%
                               --------   ===========   =====     ====        ====                    ====
          Total mortgage
            servicing
            rights...........  $196,411
                               ========
DECEMBER 31, 1999
Master servicing.............  $ 51,365   $13,829,264    8.21%    0.11%       3.27         14.3%      16.3%
                               --------   -----------   -----     ----        ----      -------       ----
Primary servicing
  Prime/subprime.............    87,548     7,352,119    8.29%    0.34%       3.55         13.5%      12.1%
  Manufactured housing.......     1,396       394,545   10.26%    1.01%       0.35      208 MHP       15.0%
                               --------   -----------   -----     ----        ----                    ----
          Total primary
            servicing........    88,944   $ 7,746,664    8.39%    0.37%       3.10                    12.0%
                               --------   ===========   =====     ====        ====                    ====
          Total mortgage
            servicing
            rights...........  $140,309
                               ========

---------------
(1) CPR, unless otherwise noted.

     Other Assets: Other assets at September 30, 2000 totaled $385.6 million, compared to $91.3 million at December 31, 1999. The $294.3 million increase was primarily due to a receivable totaling $232.6 million for securities traded in September of 2000 and settled in October of 2000. The remaining $61.7 million increase was primarily due to (a) the $36.1 million deferred tax asset recorded as a result of the Company's conversion to a fully taxable status effective January of 2000, and (b) the acquisition of SGVB.

     Liabilities: The Company's total liabilities increased to $4.5 billion at September 30, 2000 from $3.2 billion at December 31, 1999.

          Deposits totaled $554.3 million at September 30, 2000. Of this balance, $353.8 million was acquired in July of 2000 upon acquisition of SGVB, and the remaining $200.5 million was due to new customer growth resulting from the Company's marketing efforts during the third quarter of 2000. The composition of the Company's deposits at September 30, 2000 were as follows:

                                                    (DOLLARS IN THOUSANDS)
Noninterest-bearing...............................         $ 16,980
Interest-bearing checking.........................           22,884
Savings...........................................           89,602
                                                           --------
  Core deposits...................................          129,466
Certificates of deposit...........................          424,846
                                                           --------
          Total deposits..........................         $554,312
                                                           ========

          Advances from Federal Home Loan Bank totaled $232.3 million at September 30, 2000. The Company's access to advances from the Federal Home Loan Bank was made possible by its entrance into the consumer banking business through the acquisition of SGVB during July of 2000.

          Borrowings increased to $3.6 billion at September 30, 2000 from $3.1 billion at December 31, 1999. The increase was due to the acquisition of SGVB during 2000, as well as an increase to fund the Company's asset growth and share repurchase program.

ASSET QUALITY

     Allowance for Loan Losses: The Company analyzes several important elements in determining the level of the allowance for loan losses in any given period, such as current and historical economic conditions, non-performing asset trends, historical loan loss experience, and plans for problem loan administration and resolution. The result of the analysis indicated continued improvement in asset quality during the nine months ended September 30, 2000.

     A breakdown of the allowance for loan losses by product type follows:

                                                    SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                                 ------------------------    ------------------------
                                                 ALLOWANCE     ALLOWANCE     ALLOWANCE     ALLOWANCE
                                                 FOR LOAN        AS A        FOR LOAN        AS A
                                                  LOSSES      PERCENT OF      LOSSES      PERCENT OF
                                                  BALANCE     TOTAL LOANS     BALANCE     TOTAL LOANS
                                                 ---------    -----------    ---------    -----------
                                                                (DOLLARS IN THOUSANDS)
Loans held for investment
  Mortgage and consumer loans..................   $29,561        0.78%        $28,082        0.89%
  Residential construction.....................    23,262        0.61%         20,461        0.65%
  Income property..............................     2,830        0.07%          2,830        0.09%
  Revolving warehouse lines of credit..........     3,211        0.08%          2,507        0.08%
                                                  -------        ----         -------        ----
          Total allowance for loan losses......   $58,864        1.56%        $53,880        1.72%
                                                  =======        ====         =======        ====

     Activity in the allowance for loan losses was as follows:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      2000       1999       2000        1999
                                                     -------    -------    -------    --------
                                                              (DOLLARS IN THOUSANDS)
Balance, beginning of period.......................  $57,356    $53,103    $53,880    $ 51,061
Provision for loan losses..........................    3,386      5,011     12,108      13,337
Charge-offs, net of recoveries.....................   (1,878)    (4,009)    (7,124)    (10,293)
                                                     -------    -------    -------    --------
Balance, end of period.............................  $58,864    $54,105    $58,864    $ 54,105
                                                     =======    =======    =======    ========

     Actual loss experience, as measured by net charge-offs, decreased to $1.9 million during the third quarter of 2000 from $4.0 million for the same period in 1999. Net charge-offs decreased to $7.1 million for the nine months ended September 30, 2000 from $10.3 million for the same period in 1999. Net charge-offs as a percentage of average loans were 0.05% for the third quarter of 2000 compared to 0.13% during the third quarter of 1999.

     Non-performing Assets: Loans are generally placed on non-performing status when they are 90 days past due. Non-performing assets were $113.8 million or 2.19% of total assets at September 30, 2000 compared to $126.5 million or 3.14% of total assets at December 31, 1999. At September 30, 2000 and December 31, 1999, the Company's foreclosed assets (properties acquired in foreclosure or by deed in lieu of foreclosure) balance, which is recorded at estimated net realizable value, totaled $20.3 million and $22.3 million, respectively. The Company recognized a total of $157 thousand and $71 thousand in net losses on sale of foreclosed assets during the three and nine months ended September 30, 2000, respectively.

     Non-performing assets consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Loans held for sale.........................................    $ 14,411        $  8,706
Loans held for investment
  Mortgage and consumer loans...............................      44,392          64,492
  Residential construction..................................      23,245          20,833
  Income property...........................................       3,000           4,405
  Revolving warehouse lines of credit.......................       8,462           5,731
                                                                --------        --------
          Total non-performing loans........................      93,510         104,167
  Real estate acquired in settlement of loans...............      20,317          22,323
                                                                --------        --------
          Total non-performing assets.......................    $113,827        $126,490
                                                                ========        ========

     The average recorded investment in non-performing loans during the three months ended September 30, 2000 was approximately $91.0 million.

LIQUIDITY

     Liquidity management focuses on the need to meet both short-term funding requirements and long-term growth objectives. The Company's long-term growth objective is to attract and retain stable consumer deposits and to maintain relatively stable sources of wholesale funds. In addition to continuing to obtain deposits in California through IndyMac Bank's existing branch network and a centralized telebanking operation, the Company expects to market deposits nationally through the Internet. The Company anticipates that the availability of these new funding sources will reduce its reliance on the capital markets for its funding requirements, and will therefore make the Company less vulnerable to future adverse changes in the capital markets. In the event the Company is not able to increase deposits, its ability to grow would be dependent upon, and limited by, its borrowing capacity.

     The Company monitors its ability to meet short-term cash requirements using guidelines established by its Board of Directors. These guidelines ensure that short-term secured borrowing capacity is sufficient to satisfy unanticipated cash needs. As of September 30, 2000, the Company's committed financing totaled $5.7 billion, with outstanding balances of $3.6 million. Included in the committed financing balance is $1.4 million in committed Federal Home Loan Bank advances, of which $232.3 million was outstanding at September 30, 2000.

     See "Consolidated Financial Statements -- Consolidated Statements of Cash Flows" for further information on changes in the Company's liquidity position.

CAPITAL RESOURCES

     The Company's capital (shareholders' equity) was $745.6 million at September 30, 2000, a decrease of $81.9 million from $827.5 million at December 31, 1999. The primary factor that contributed to the decrease in capital was the Company's stock repurchases. In June of 1999, IndyMac's Board of Directors approved a

$100 million share repurchase program. This has been amended twice during 2000 for a total of $300 million inception to date. Since the share repurchase program's inception through September 30, 2000, the Company has repurchased 12.3 million shares in open market transactions at an average price of approximately $14.34 per share, for a total of $176.4 million. In August of 2000, the Company acquired an additional 3.6 million shares in a bulk purchase from Countrywide Credit Industries, Inc. ("Countrywide") at a price of $18.70 per share. This bulk purchase represented the entire holding of IndyMac stock by Countrywide. The bulk purchase was completed separate from the share repurchase program and does not impact the repurchase capacity remaining under the program.

     OTS capital regulations require savings associations to satisfy three minimum capital ratio requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders' equity adjusted for the effects of other comprehensive income, less goodwill and other disallowed assets. An association's ratio of core capital to adjusted total assets (the "core capital" or "leverage" ratio) must be at least 3%. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Supplementary capital mainly consists of qualifying subordinate debt and allowance for loan losses.

     The capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements to be considered a "well-capitalized institution." Most associations are expected to maintain capital levels well above the minimum. As a result of the acquisition of SGVB in July of 2000, IndyMac Bank was mandated by the OTS to hold Tier 1 core capital at 8% for three years following the consummation of the transaction and to maintain a well-capitalized risk based capital position. In addition, IndyMac Bank must double the risk weighting assigned to subprime loans from 50% to 100%. The regulatory capital ratios of IndyMac Bank and the minimum regulatory requirements to be categorized as well-capitalized under OTS regulations were as follows:

                                                                  SEPTEMBER 30, 2000
                                                              --------------------------
                                                              ACTUAL    WELL-CAPITALIZED
                                                              RATIOS        MINIMUM
                                                              ------    ----------------
                                                                (DOLLARS IN THOUSANDS)
Capital Ratios:
  Tangible..................................................   8.77%          2.00%
  Core......................................................   8.77%          5.00%
  Tier 1 risk based.........................................  10.89%          6.00%
  Risk-based................................................  12.14%         10.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk is interest rate risk. When interest rates fluctuate, the Company can be adversely impacted because the fair value of its assets and commitments to purchase assets may change. In addition to gains or losses on sale, the Company realizes income or losses from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest incurred on borrowings. Any changes in overall interest rates may affect both the amount of interest income received on interest-earning assets and the amount of interest expense incurred on interest-bearing liabilities. Since the change in amount received may not equal the change in amount paid, the spread (defined as the difference between the two) can be adversely affected.

     Financial instruments of the Company that tend to decrease in value as interest rates decrease include interest-only securities and mortgage servicing assets since prepayments tend to increase, resulting in lower cash flows over time than would otherwise have been obtained in a stable or increasing interest rate environment. Financial instruments that tend to increase in value as interest rates decrease include senior securities, fixed rate investment and non-investment grade securities, adjustable rate agency securities, principal-only securities and U.S. Treasury bonds, off-balance sheet instruments such as futures, call options, floors, and purchase commitments.

     To minimize the adverse impact on net income and shareholders' equity due to changes in the fair market value of its assets and commitments to purchase assets, the Company hedges its loans held for sale, mortgage securities and mortgage servicing rights. The Company also hedges or "match funds" a portion of mortgage securities and mortgage loans held for investment to mitigate the negative impact changing rates may have on spread income.

     As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the net financial impact of changes in interest rates on its interest-earning assets, commitments and interest-bearing liabilities. As of September 30, 2000, the Company estimates that an instantaneous parallel downward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined reduction to after tax income for the Company of $2.7 million. The combined after tax loss on available for sale mortgage securities, recorded as a component of other comprehensive income would be $3.0 million. The net result would be a reduction to comprehensive income of $5.7 million. The Company estimates that a parallel upward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a combined increase to after tax income for the Company of $2.0 million. The Company would record an after tax gain on available for sale mortgage securities of $12 thousand, recorded as a component of other comprehensive income. Thus, the net result would be an increase to comprehensive income of $2.0 million. The assumptions inherent in this model include an instantaneous rate shock and a degree of correlation between the hedges and hedged assets and as a result are subject to basis risk (i.e., the spread-widening risk between the change in rates on U.S. Treasury bonds and mortgage-backed securities). These sensitivity analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as the increase in income associated with the increase in production volume that would result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

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

          (6) other risks and uncertainties detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 3.1  Restated Certificate of Incorporation
 3.2  Amended and Restated Bylaws
 4.1  2000 Stock Incentive Plan, as amended
27    Financial Data Schedule

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 13, 2000 for the nine months ended September 30, 2000.

                                          INDYMAC BANCORP, INC.

                                          By:     /s/ MICHAEL W. PERRY
                                            ------------------------------------
                                                      Michael W. Perry
                                               Vice Chairman of the Board of
                                                        Directors and
                                                  Chief Executive Officer

                                          By:     /s/ CARMELLA L. GRAHN
                                            ------------------------------------
                                                     Carmella L. Grahn
                                                Executive Vice President and
                                                  Chief Financial Officer