Form 10-K405
period 2000-12-31
INDYMAC BANCORP INC
filed 2001-03-30
CIK 773468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER: 1-8972

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As of March 15, 2001 there were 62,341,272 shares of IndyMac Bancorp, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,576,798,336. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

            PROXY STATEMENT FOR THE 2001 ANNUAL MEETING -- PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INDYMAC BANCORP, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.       BUSINESS....................................................    1
              General.....................................................    1
              Mortgage Banking Operations.................................    2
              Investment Portfolio Operations.............................    6
              Commercial Lending Operations...............................    8
              Credit Risk.................................................    9
              Competition.................................................   10
              Financing Sources...........................................   10
              Regulation and Supervision..................................   10
              Federal and State Income Tax Considerations.................   14
ITEM 2.       PROPERTIES..................................................   16
ITEM 3.       LEGAL PROCEEDINGS...........................................   16
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   16

                                    PART II
ITEM 5.       MARKET FOR THE COMPANY'S STOCK AND RELATED SECURITY HOLDER
              MATTERS.....................................................   17
ITEM 6.       SELECTED FINANCIAL DATA.....................................   18
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   20
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   37
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   39
ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........   39

                                    PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   40
ITEM 11.      EXECUTIVE COMPENSATION......................................   40
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                                     40
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   40

                                    PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................   40

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IndyMac Bancorp, Inc. (the "Company") conducts a diversified mortgage banking business, manages an investment portfolio, and offers commercial lending and retail banking products. The Company was incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. References to "IndyMac" refer to the parent company alone while references to the "Company" refer to the parent company and its consolidated subsidiaries.

     On July 1, 2000, IndyMac(SM) consummated a merger (the "merger") with SGV Bancorp, Inc. ("SGVB"). SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley, a federal savings bank. As of the date of the merger, SGVB had assets of $490.8 million, deposits of $355.7 million, and shareholders' equity of $37.5 million. IndyMac paid $25.00 per share, or $59.5 million, to acquire SGVB. The merger represents the culmination of IndyMac's transition to a consumer depository institution. Substantially all of the assets and operations of IndyMac and its subsidiaries were contributed to its subsidiary bank, which is now known as IndyMac Bank, F.S.B. ("IndyMac Bank").

     The Company's mortgage banking group is its core business. It is a technology based, highly scalable operation that includes the following distinct channels: (1) a business-to-business ("B2B") channel, with mortgage brokers, small mortgage bankers and community financial institutions effectively providing the Company with access to a variable cost, nationwide "virtual" branch network, (2) a branchless, technology driven, business-to-consumer ("B2C") channel, and (3) a business-to-realtor ("B2R") channel which allows real estate professionals to utilize the Company's technology to fulfill the mortgage loan process for their customers in the process of purchasing a home. The Company has been able to successfully expand and leverage its proprietary loan approval and pricing system, e-MITS(R)(1), across its B2B, B2C and B2R channels.

     The Company invests in residential loans and mortgage securities either retained in connection with the issuance of mortgage-backed securities or purchased in the secondary mortgage market. The Company acts as primary servicer and master servicer with respect to substantially all of the mortgage loans it sells pursuant to private-label securitizations, and those loans sold to government sponsored entities ("GSEs").

     The Company conducts its builder construction lending activities through its Construction Lending Corporation of America(R) ("CLCA") division, which offers a variety of residential construction, land, and lot loan programs for builders and developers. The Company also conducts mortgage warehouse lending activities which provide various types of short-term revolving financing to small to mid size mortgage bankers and brokers. During 2000, the Company announced its plans to phase out its warehouse lending activities. The outstanding balances of warehouse lines will be substantially eliminated during 2001.

     Prior to January of 2000, one of the Company's subsidiaries, IndyMac, Inc. ("IndyMac Operating"), was not consolidated with IndyMac for financial reporting or tax purposes. During this period, Countrywide Home Loans, Inc. ("CHL"), which is a subsidiary of Countrywide Credit Industries, Inc. ("CCR"), owned all of the outstanding voting common stock and 1% of the economic interest of IndyMac Operating. Effective January of 2000, IndyMac purchased all of IndyMac Operating's outstanding common stock. Prior to the acquisition, IndyMac Operating was accounted for under the equity method because IndyMac had the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock of, and through various contracts with, IndyMac Operating. Beginning January of 2000, IndyMac Operating was consolidated into the financial statements of IndyMac as a wholly owned subsidiary.

     Through December 31, 1999, IndyMac elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders.

---------------

(1) Patent pending

     On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January of 2000. In January of 2000, IndyMac filed a notice with the Internal Revenue Service revoking its REIT status. See "Federal and State Income Tax Considerations" below.

MORTGAGE BANKING OPERATIONS

  B2B

     Operations. B2B originates and purchases conforming, non-conforming and jumbo residential prime and subprime mortgage loans. B2B acts as an intermediary between the originators of mortgage loans, and permanent investors in whole loans and mortgage-backed securities secured by or representing an ownership interest in such mortgage loans. B2B's products include loans that qualify for purchase by or inclusion in loan guarantee programs sponsored by the government and GSEs such as Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") and mortgage loans that do not qualify for purchase or inclusion in loan guarantee programs sponsored by the GSEs. B2B's operations consist of the origination or purchase and the subsequent securitization or whole loan sale of mortgage loans secured by first and subordinate liens on single (one-to-four units) family residential properties that are originated in accordance with the Company's underwriting guidelines.

     The Company generally purchases the rights to service the mortgage loans delivered by the sellers to the Company. Through its IndyMac Home Loan Servicing division, the Company services loans for which it has purchased the servicing rights and which it originates through its B2C division. See "IndyMac Home Loan Servicing" below.

     At the beginning of 1999, the Company officially launched its proprietary Internet-based underwriting and risk-based pricing system, e-MITS. The Company's e-MITS system is an automated loan submission, underwriting and risk-based pricing system that allows mortgage loan sellers to conduct business with the Company electronically through the Internet at the Company's "www.indymacb2b.com" website. e-MITS provides sellers with the ability to obtain an underwriting decision and risk-based pricing, for any borrower or property for which B2B has a lending program. The system allows mortgage originators to receive an approval and a risk-based price within minutes. e-MITS also provides sellers a streamlined documentation process for certain qualified borrowers. The system provides sellers with alternate product/pricing options and the ability to immediately lock in the selected price. Additionally, e-MITS provides for the electronic delivery, via the Internet, of loan documents to closing agents nationwide. During the years ended December 31, 2000 and 1999, approximately 78% and 40% of B2B's purchase volume was conducted through e-MITS.

     Business Risks. The primary risks associated with B2B's business include fraud risk, compliance risk, and interest rate risk. Fraud risk includes the risk that fraudulent activity occurred in connection with the origination or sale of the loan purchased by B2B. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations, and, in the case of loans purchased from third parties, to the Company's standards. Interest rate risk is the risk that the Company will purchase, or commit to purchase, loans at prices that differ from those at which the loans can be subsequently sold. Loan prices are directly impacted by the level of interest rates.

     The Company mitigates fraud risk through a number of controls including, but not limited to, credit checks, reference checks to validate loan quality, reviews of other investor loan quality reports, and annual seller recertifications.

     The Company addresses compliance risk with a quality control program through which it monitors the completeness of loan files and identifies necessary corrective actions to be taken either by its third-party sellers or in-house origination staff. The Company addresses interest rate risk through a hedging program that endeavors to match its commitments to sell to investors its inventory of funded loans and its commitments to purchase or fund loans. The Company's interest rate risk program also employs the purchase and sale of various financial derivatives to bridge current mismatches among loans, loan commitments, and commitments to sell loans. There can be no assurance that the foregoing factors will fully mitigate the risks associated with B2B's business.

     Marketing Strategy. The Company's marketing strategy seeks to offer competitive products and pricing, response time efficiencies in the purchase process, and direct and frequent contact with loan sellers through a trained sales force. B2B's product mix and delivery channels are designed to attract small to mid-sized sellers of mortgage loans by offering a variety of products, pricing, loan underwriting and funding methods designed to be responsive to sellers' needs. The Company's products include fixed-rate and adjustable-rate mortgage loans, consumer construction loans, reduced documentation loans, non-owner occupied loans and subprime credit quality loans.

  B2C and B2R

     Operations. IndyMac Bank Home Lending, formerly known as LoanWorks(R), is the Company's B2C origination division. B2C offers a variety of residential mortgage loans directly to consumers, including conforming conventional mortgage loans, non-conforming mortgage loans, and subprime mortgage loans. During 1999, the Company incorporated the e-MITS technology into its website to provide consumers with an online automated underwriting, approval and rate-lock process.

     LoanWorks is the name of the Company's B2R origination division, which began operations in April of 2000. Through its proprietary website, LoanWorks uses the Company's e-MITS technology and allows real estate professionals to perform expanded mortgage services for their customers in the home buying process. Although currently in its start-up phase, this operation will provide a solid new source of "purchase" volume for the mortgage banking group in the future, without relying on a high cost sales force and traditional branch infrastructure.

     Business Risks. The primary risks associated with the B2C and B2R groups, and the Company's method of addressing those risks, are substantially the same as those inherent in B2B. However, as the B2C and B2R groups are direct originators of loans to consumers, they do not face the risks arising from the purchase of the loans from third party originators.

     Marketing Strategy. B2C's primary marketing tools are (1) Web links to other sites and Web banner advertising, with the idea of being "a store in the mall," not a portal site, (2) direct mail and outbound telemarketing, and (3) marketing to the Company's existing servicing and deposit customers. Through B2C's telemarketing operations and sales force, B2C's loan consultants counsel consumers with respect to the loan application process, process loan applications utilizing the e-MITS technology and render lending decisions, providing for a streamlined loan application process. B2R leverages its marketing efforts through the real estate agents, and therefore expends less on marketing costs per transaction than B2C. B2R's marketing approach includes (1) participation in local real estate forums and trade shows, (2) seminars and continuing education aimed at individual real estate agents, and (3) advertising in national and regional trade publications.

  Loan Purchase and Origination Process

     Seller Eligibility Requirements. The mortgage loans acquired through the Company's B2B operations are originated by various sellers, including mortgage brokers, mortgage bankers, savings and loan associations, banks, and other mortgage lenders. Each seller generally enters into an agreement that provides for recourse by the Company against such seller under various circumstances, including in the event of any material breach of a representation or warranty made by the seller with respect to mortgage loans sold to the Company, any fraud or misrepresentation during the mortgage loan origination or acquisition process or upon early payment default on such loans. However, there can be no assurance that any seller would have adequate means to provide compensation to the Company in the event of a loss due to fraud or misrepresentation.

     Mortgage Loans Acquired. The Company purchases and originates both conforming and non-conforming loans through B2B, B2C, and B2R operations. Currently, the maximum principal balance for a conforming loan is $275 thousand. Loans that exceed such maximum principal balance are referred to as

"jumbo loans." The Company generally purchases jumbo loans with original principal balances of up to $3 million. As a nationwide lender, the Company purchases loans secured by properties located in all 50 states, but with a concentration in those regions of the country where higher volumes of mortgage loans, based on unpaid principal balance, are originated, including California, Florida, New Jersey, and New York. The Company's highest concentration of mortgage loans relates to properties in California because of the generally higher property values and mortgage loan balances prevalent there. Mortgage loans secured by California properties accounted for approximately 33% of the mortgage loans purchased by the Company in 2000.

     Mortgage loans acquired by the Company are primarily secured by first liens on single (one-to-four) family dwelling unit residential properties with either fixed or adjustable interest rates. Fixed-rate mortgage loans accounted for approximately 84% of the mortgage loans purchased by the Company in 2000 compared to 95% in 1999.

     Underwriting and Risk-Based Pricing. The Company has two principal underwriting methods designed to be responsive to the needs of mortgage loan sellers: traditional underwriting and e-MITS underwriting. Under the traditional underwriting method, sellers submit mortgage loans that are underwritten by the Company in accordance with its guidelines prior to purchase. As discussed above in "B2B," e-MITS is the Company's automated, Internet-based underwriting and risk-based pricing system. e-MITS enables the Company to more accurately estimate expected credit loss and interest rate (or prepayment) risk so that the Company can acquire loans at prices that more accurately reflect these risks. Risk-based pricing is based on a number of borrower and loan characteristics, including, among other loan variables, credit score, occupancy, documentation type, purpose, loan-to-value ratio and prepayment assumptions based on an analysis of interest rates. During the years ended December 31, 2000 and 1999, the Company funded approximately $7.0 billion and $2.4 billion of prime and subprime loans through e-MITS, representing 76% and 38% of prime and subprime loan production in 2000 and 1999, respectively. During the fourth quarter of 2000, the Company funded 86% of its production through e-MITS.

     Because the Company's risk-based pricing models, including the risk-based pricing models utilized in e-MITS, are based primarily on standard industry loan loss data supplemented by the Company's historical loan loss data and proprietary logic developed by the Company, and because the models cannot predict the effect of financial market and other economic performance factors, there are no assurances that the Company's risk-based pricing models are a complete and accurate reflection of the risks associated with the Company's loan products.

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

     Mortgage Pipeline Hedging Activities. Following the issuance of specific rate-locks related to loans held for sale, the Company is subject to the risk of interest rate fluctuations with respect to the contractual rate of interest on such loans, and enters into hedging transactions to diminish such risk. See "Loan Sale and Securitization Process" below. The nature and quantity of hedging transactions is determined by management based on various factors, including market conditions, cash flow considerations, the expected or contractual volume of mortgage loan purchases and the product types or coupon rates to be purchased.

  Loan Sale and Securitization Process

     General. The Company primarily uses committed repurchase agreements, bank borrowings, unsecured debt and equity to finance the initial acquisition of mortgage loans. When a sufficient volume of loans with similar characteristics has been accumulated, generally $100 million to $500 million in principal amount, such loans are resold in bulk whole loan sales, securitized through the issuance of mortgage-backed securities in the form of real estate mortgage investment conduits ("REMICs") , or sold to GSEs. The length of time between when the Company purchases a mortgage loan and when it sells or securitizes such mortgage loan generally ranges from ten to 90 days, depending on certain factors such as the loan volume by product type and market fluctuations in the prices of mortgage-backed securities.

     The Company is subject to various risks due to potential interest rate fluctuations during the period of time after the Company commits to purchase a mortgage loan at a pre-determined price until such mortgage loan is committed for sale. The Company attempts to mitigate such risks through the implementation of hedging policies and procedures. In accordance with these policies and procedures, the Company seeks to utilize financial instruments whose price sensitivity has historically had a very close inverse correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates. With respect to the Company's pipeline of jumbo and non-conforming fixed-rate loans, the financial instrument which has historically demonstrated close inverse correlation, and also trades in a relatively liquid and efficient manner, is a forward commitment to sell a FNMA or FHLMC security of comparable maturity and weighted average interest rate. However, the Company's private-label mortgage securities typically trade at a discount (or "spread") compared to the corresponding FNMA or FHLMC securities, due to the implied government guarantees of certain FNMA or FHLMC obligations. In a widening spread interest rate environment, fixed rate loans previously purchased at par by the Company tend to decrease in value as the average coupon on loans in current production has increased, therefore creating a loss risk. Conversely, in a narrowing spread interest rate environment, fixed rate loans tend to increase in value, which would result in a gain on sale of loans for the Company. Accordingly, while the Company's hedging strategy may mitigate the impact that changes in interest rates would have on the price of agency mortgage securities (and therefore to some extent on the price of the Company's private-label mortgage securities), such strategy does not protect the Company against the effects of a widening or narrowing in the pricing spread between agency mortgage securities and the Company's private-label mortgage securities. Therefore, any significant widening or narrowing of the spread commanded by agency mortgage securities compared to the Company's private-label mortgage securities could have a negative or positive effect on the financial performance of the Company, regardless of the efficiency of the Company's execution of its hedging strategy. (See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     The Company's decision to sell whole loans in bulk or to form mortgage-backed securities in the form of REMICs or agency securities is influenced by a variety of factors, including the price at which such whole loans or securities can be sold. The Company has begun to expand its issuance of FNMA and FHLMC mortgage-backed securities that are backed by loans originated or purchased by the Company. In these transactions, the Company retains the related servicing rights. During 2000, the Company sold $1.4 billion or 18.2% of all loans sold through bulk whole loan sales, $3.1 billion or 41.3% through securitizations, and $3.0 billion or 40.5% to GSEs.

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

     Prior to 1998, with respect to REMIC securities backed by subprime mortgages and 2000 with respect to REMIC securities backed by prime mortgages, the Company issued its REMIC securities utilizing a shelf registration statement established by CWMBS, Inc., a wholly owned limited purpose finance subsidiary of CCR. Neither CWMBS, Inc. nor CCR derived any financial benefit from such issuances, other than recoupment of a portion of the allocable costs of establishing and maintaining the shelf registration. In 1998, the Company began issuing REMIC securities backed by subprime mortgages utilizing a shelf registration statement established by IndyMac ABS, Inc., which is now a wholly owned limited purpose finance subsidiary of IndyMac Bank(SM). The Company utilizes the IndyMac ABS, Inc. shelf registration for the issuance of REMIC securities primarily backed by subprime mortgages and second mortgages. Beginning in 2000, the Company began issuing REMIC securities backed by prime mortgages utilizing a shelf registration statement established by IndyMac MBS, Inc., which is now a wholly owned limited purpose finance subsidiary of IndyMac Bank.

     Credit Enhancement. REMICs created by the Company are structured so that, in general, most of such securities are rated investment grade by at least one nationally recognized statistical rating agency. In contrast to mortgage-backed securities in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, private-label securities created by the Company do not benefit from any such guarantee. The ratings for the Company's mortgage-backed securities are based on the perceived credit risk of the underlying mortgage loans by the applicable rating agency, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to one or more classes of security holders in the event of borrower defaults and to protect against other losses, including those associated with fraud or reductions in the principal balances or interest rates on loans as required by law or a bankruptcy court. The Company can utilize multiple forms of credit enhancement, including bond insurance guarantees, mortgage pool insurance, special hazard insurance, reserve funds, letters of credit, surety bonds and subordination of certain classes of interests to other classes, or any combination thereof.

     In determining whether to provide credit enhancement through bond insurance, subordination or other credit enhancement methods, the Company takes into consideration the costs associated with each method. The Company principally provides credit enhancement through the issuance of mortgage-backed securities in senior/subordinated structures. The subordinated securities may be sold, retained by the Company and accumulated for sale in subsequent transactions, or retained as long-term investments.

INVESTMENT PORTFOLIO OPERATIONS

  Loans Held for Investment

     Operations. In an effort to generate continuing earnings that are less dependent upon the Company's loan purchase volumes and securitization activities, the Company seeks to selectively invest in residential loans on a long-term basis. The Company finances the acquisition of such loans with its capital, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), borrowings under committed repurchase agreements and other credit facilities referred to under "Financing Sources" below. The Company has assumed a certain degree of credit risk and interest rate risk in relation to its portfolio of loans held for investment. See "Credit Risk" below.

     Mortgage-Backed Securities and Other Investments. The Company may purchase or retain interests in mortgage related assets including principal-only or AAA rated interest-only securities, investment and non-investment grade securities, residual securities, mortgage servicing assets, or other interest rate or prepayment-sensitive securities or investments. The Company has assumed a certain degree of credit risk and interest rate risk in relation to its portfolio of mortgage securities. See "Credit Risk" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of Interest Rate Changes" below.

     Business Risks. The primary risk associated with AAA rated interest-only securities and mortgage servicing rights is that they will lose a substantial portion of their value as a result of higher-than anticipated prepayments occasioned by declining interest rates. It is also possible that under certain higher-than anticipated prepayment events, the Company would not recoup its initial investment in AAA rated interest-only securities or mortgage servicing rights. Investments in AAA rated interest-only securities and mortgage servicing rights have values that tend to move inversely to the values of the retained non-investment grade and principal-only securities as interest rates change. For example, as interest rates decline, prepayments would tend to increase and the value of the Company's mortgage servicing rights and AAA rated interest-only securities would tend to decrease. By contrast, the value of the Company's portfolio of fixed rate investment and non-investment grade securities would tend to increase because the value of fixed coupon assets increase in price as market interest rates decline. The Company seeks to manage the effects of changing interest rates through hedging with U.S. Treasury, and swapping mortgage-based cash and derivative instruments. However, there can be no assurance that this strategy will succeed under any particular interest rate scenario. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of Interest Rate Changes".

  Consumer Banking

     IndyMac Bank offers the Company a new source of funding by obtaining deposits from customers, primarily represented by certificates of deposit. This funding source is primarily used by the Company's Investment Portfolio division. Through its marketing efforts during the third and fourth quarters of 2000, IndyMac Bank increased total deposits from $355.7 million on July 1, 2000, to $797.9 million at December 31, 2000. $455.9 million of these deposits represent new certificates of deposit.

  Servicing Operations

     Through its Master Servicing division, the Company acts as master servicer with respect to substantially all of the mortgage loans it sells pursuant to securitizations, and a portion of those loans sold through whole loan sales. Master servicing includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees, to trustees. Through the IndyMac Home Loan Servicing division, the Company also performs primary servicing functions for its pipeline mortgage loans originated and acquired and loans sold on a servicing retained basis.

     Master Servicing

     Operations. The Master Servicing division currently master services approximately $18.0 billion of prime, subprime, manufactured housing and home improvement mortgage loans. As master servicer, the Company monitors the primary servicer's compliance with the Company's servicing guidelines and is required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. The master servicer may permit or require the servicer to contract with approved subservicers to perform some or all of the servicer's servicing duties, but the servicer is not thereby released from its servicing obligations.

     In connection with REMIC securitizations, the Company master services on a non-recourse basis. Each series of mortgage-backed securities is typically payable from the mortgage assets underlying such series and the recourse of investors is generally limited to those assets and any credit enhancement features, such as insurance. As a general rule, any losses in excess of the accompanying credit enhancement obtained is borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when mortgage loans are securitized or sold, the securities or sales are non-recourse to the Company. In most cases, the Company has recourse to the sellers of loans for any such breaches, although there can be no assurance that each such seller will be able to honor its obligations under such recourse arrangements.

     Business Risks. The risks faced by the Company's Master Servicing division include compliance risk arising from the Company's master servicing of loans under laws or regulations or servicing agreement requirements. The Company addresses compliance risk through its Management Control Program and Compliance Risk Program, which monitors and reviews its loans for compliance with the Real Estate Settlement Procedures Act, FNMA/FHLMC guidelines, and other investor guidelines.

     IndyMac Home Loan Servicing

     Operations. During 2000 and 1999, the Company purchased substantially all loans servicing released (i.e. the Company purchased the right to service the loans), as a result of its focus on small to mid-sized mortgage brokers, which do not generally have loan servicing capabilities. The Company, through its IndyMac Home Loan Servicing operation, serviced approximately $15.4 billion of prime, subprime, home equity lines of credit, manufactured housing and home improvement mortgage loans at December 31, 2000. Servicing mortgage loans includes collecting and remitting loan payments; responding to customers' inquiries; making advances; using corporate funds to pay property taxes and hazard insurance, when required; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and hazard insurance; making physical inspections of the mortgaged property, as necessary; counseling delinquent mortgagors; supervising foreclosures and liquidation of foreclosed property; performing required tax reporting; and other loan administration functions necessary to protect investors' interests, respond to borrower needs, and comply with applicable laws and regulations.

     Business Risks. The risks faced by IndyMac Home Loan Servicing include compliance risk arising from the Company's servicing of loans under laws or regulations or servicing agreement requirements. The Company addresses compliance risk through its Management Control Program, which monitors and reviews its loans for compliance with the Real Estate Settlement Procedures Act, FNMA/FHLMC guidelines, and other investor guidelines.

COMMERCIAL LENDING OPERATIONS

  Builder Construction Lending

     Operations. CLCA(R) offers residential construction loan programs for builders and developers. The target project for CLCA's residential construction loan program is a 15 to 100 unit subdivision, built in one to five phases, that will be marketed to entry level/first-time or trade-up buyers. In general, the maximum loan size per project is $15 million and the average commitment size is $6.4 million. The specific terms of any construction loan, including the principal amount thereof and the applicable interest rate, loan fees, and other terms, are based upon, among other things, the quality of the project and the financial strength, historical performance and other qualifications of the builder.

     Business Risks. The primary risks associated with CLCA's operations are project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which is the risk of affordability of financing by borrowers in a rising interest rate environment, product design risk, and risks posed by competing projects. CLCA attempts to mitigate some of these risks through the management and credit committee review process and utilization of independent experts in the areas of environmental reviews and project market appraisals; however, there can be no assurance that this review process will fully mitigate the foregoing risks. In the Company's experience, absorption rates of new single-family homes have been good in markets served by CLCA. However, it is unclear whether the economic cycle in certain geographical markets has peaked, which may have an impact on new loan generation or timely payoff of existing CLCA loans. The Company employs geographic concentration limits and borrower concentration limits for CLCA, which should serve to mitigate some of the effects of a slowing in the economic cycles in some areas.

  Warehouse Lending

     Through 2000, the Company's warehouse lending division, operating as Warehouse Lending Corporation of America(R) ("WLCA"), engaged in secured warehouse lending operations for small to mid-sized mortgage originators. The Company's traditional warehouse lending facilities typically provided short-term revolving financing to mortgage companies to finance the origination of mortgage loans during the time between the closing of such loans and their sale to investors. In July of 2000, the Board of Directors approved management's decision to begin a systematic wind-down of the Company's warehouse lending activities. The

Company will continue to honor its outstanding commitments, but will not enter into any new commitments. It is anticipated that the wind-down of this division will be substantially completed during 2001.

     Business Risks. One of the primary risks associated with the WLCA(R) operations is the risk that a mortgage company borrower fails to sell a loan that is financed by a WLCA line of credit and is unable to otherwise remove the loan from the WLCA line of credit. Under these circumstances, WLCA would have the option to assume the loan from the mortgage company borrower and subsequently sell the loan; however, WLCA would also be assuming any credit risk associated with such loan up to its sale. To mitigate this risk, the contractual terms of all WLCA lines of credit provide for full recourse to the mortgage company borrowers for the outstanding balance under the lines of credit.

     Another risk associated with WLCA's operations is fraud risk, which includes the risk that a loan financed by a WLCA line of credit is fraudulently originated by the mortgage company borrower. To mitigate fraud risk, WLCA requires mortgage company borrowers to (a) provide evidence of a commitment to purchase by the ultimate investor (prior approved by IndyMac) before funds are advanced, (b) carry fidelity insurance and/or (c) provide a personal guarantee from the principals of the mortgage company involved in the program, depending upon the circumstances. However, there can be no assurances that these mitigating factors will adequately protect the Company against fraud risk.

CREDIT RISK

     The Company has assumed a certain degree of credit risk in connection with its investments in certain mortgage securities and loans held for investment, as well as in connection with its mortgage banking and construction lending operations. The Company evaluates and monitors its exposure to credit losses and has established an allowance for anticipated credit losses based upon several factors, including, among others, estimated inherent losses on the loans and trends in portfolio volume. The Company likewise has assumed a certain degree of credit risk in connection with its investment in non-investment grade securities. Such securities are recorded net of a discount that factors in the estimated credit losses associated with such securities as estimated by internal loss models and/or perceived by the market.

     The Company has established risk management and credit committees to manage the Company's exposure to credit losses in its various business operations. The Company has established a central risk management committee to monitor the adequacy of loan loss reserves for its consumer lending products and the valuation of credit sensitive securities. The central risk management committee implements changes that seek to balance the Company's credit risk with the Company's production, pricing and profitability goals for its B2B, B2C, and B2R divisions.

     The Company's investments include AAA rated interest-only securities, principal-only securities, and other mortgage-backed securities, consisting of both investment grade securities (i.e., rated BBB or higher) and non-investment grade securities (i.e., rated lower than BBB). As of December 31, 2000, investment grade securities comprised 94% of the Company's mortgage-backed securities portfolio. In general, non-investment grade securities bear losses prior to related, more senior investment grade securities and, therefore, the Company has credit risk with respect to the non-investment grade securities in its mortgage-backed securities portfolio. However, the Company's non-investment grade securities portfolio was recorded at a discount of $12.6 million to such securities' face value, which represents 30.0% of the face value of these securities at December 31, 2000. The Company's total non-investment grade securities portfolio of $21.2 million represented 3% of the Company's shareholders' equity.

     While management cannot offer any assurance as to the extent to which the Company will incur credit losses and any related effects on earnings, management has established control systems that are intended to mitigate exposure to such risks. There is no assurance that discounts applied to non-investment grade securities, or allowances for credit losses, will accurately reflect the actual credit losses incurred by the Company related to these investments. In addition, IndyMac's assets and business will be subject to regular examination by the Office of Thrift Supervision ("OTS"), and may also be examined by the Federal Deposit Insurance Corporation ("FDIC"). See further discussion at "Regulation and Supervision."

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

     The GSEs have made and will continue to make significant technological and economic advances to broaden their customer bases. There has been much debate and discussion in Congress and in the news media as to the proper role of these agencies. When the GSEs contract or expand, there are both positive and negative impacts on the Company's business-to-business lending operations. As GSEs expand, additional liquidity is brought to the market, and products can be resold more quickly. Conversely, expanding GSEs increase competition for loans, which may reduce profit margins on loan sales. The Company seeks to address these competitive pressures by making a strong effort to maximize its use of technology, by diversifying into other lines of business that are less affected by GSEs and by operating in a more cost-effective manner compared to its competitors, but there can be no assurance that these efforts will be successful.

     The primary competition to B2C, B2R, CLCA, and IndyMac Home Loan Servicing is from banks and other financial institutions and mortgage companies. The Company seeks to compete with these various finance and mortgage companies and financial institutions through an emphasis on quality of service, diversified products and maximum use of technology.

     IndyMac Bank faces competition in attracting deposits. Its most direct competition comes from savings and loan associations and commercial banks. The Company seeks to compete with these financial institutions through an emphasis on quality of service and offering higher returns on certificates of deposits. Additionally, the Company plans to compete by offering Internet banking and a centralized telebanking operation.

FINANCING SOURCES

     The Company uses proceeds from the sale of REMIC and agency securities, committed repurchase agreements, bank borrowings, advances from the FHLB, deposits, other borrowings and issuance of unsecured debt to meet its working capital needs. For further information on the material terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company continues to investigate and pursue alternative and supplementary methods to finance its operations through the public and private capital and credit markets.

     In June of 1999, IndyMac's Board of Directors approved a $100 million share repurchase program. This program was amended twice during 2000 to increase the program amount to $300 million. From the share repurchase program's inception through December 31, 2000, the Company repurchased 14.8 million shares in open market transactions at an average price of approximately $15.32 per share, for a total of $227.3 million. Additionally, in August of 2000, the Company acquired
3.6 million shares in a bulk purchase from CCR at a price of $18.70 per share. This bulk purchase represented the entire holding of IndyMac stock by CCR. The bulk purchase was approved by the Board of Directors separately from the $300 million share repurchase program previously approved by the Board of Directors and does not impact the repurchase capacity remaining under the program.

REGULATION AND SUPERVISION

  General

     As a savings and loan holding company, IndyMac is subject to regulation by the OTS under the holding company provisions of the federal Home Owners' Loan Act ("HOLA"). As a federally chartered and insured stock savings association, IndyMac Bank is subject to regulation and supervision by the OTS, which is the primary federal regulator of savings associations, and the FDIC, in its role as federal deposit insurer. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies. The following summary is not intended to be a complete description of the applicable laws and regulations or their effects on the Company, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

  Holding Company Regulation

     IndyMac is classified as a unitary savings and loan holding company under the HOLA, meaning generally that it owns only one savings association. In contrast to bank holding companies, only limited restrictions apply to the business activities of a unitary savings and loan holding company and its non-savings association subsidiaries. Recently enacted federal legislation, known as the Gramm-Leach-Bliley Act (the "G-L-B Act"), imposes new activity restrictions upon newly registered unitary savings and loan holding companies that are not "grandfathered" under the G-L-B Act. Notwithstanding its status as a "grandfathered" unitary savings and loan holding company under the G-L-B Act, if IndyMac Bank fails to meet the Qualified Thrift Lender ("QTL") Test (as discussed under Regulation of IndyMac Bank below), IndyMac will become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless IndyMac Bank requalifies as a QTL within one year, will be required to register as a bank holding company and become subject to the restrictions applicable thereto.

     Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and non-banking companies that are under common control with the savings association. In general, the restrictions of Sections 23A and 23B do not apply to transactions between a savings association and its subsidiaries, or its sister organizations that themselves are banks or savings associations.

  Regulation of IndyMac Bank

     General. IndyMac Bank is regulated and regularly examined by the OTS and is required to file periodic reports with the OTS concerning its activities and financial condition. The OTS has substantial enforcement authority with respect to savings associations, including authority to bring enforcement actions against a savings association and any of its "institution-affiliated parties" (which term includes directors, officers, employees, controlling shareholders, agents and shareholders who participate in the conduct of the affairs of the institution). This enforcement authority includes the ability to institute cease-and-desist proceedings, bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, or assess substantial civil money penalties. The FDIC also has "backup enforcement authority" over IndyMac Bank and has the power to terminate a savings association's FDIC deposit insurance.

     QTL Test. All savings associations are required to meet a QTL test to avoid certain restrictions on their operations. A savings association satisfies the QTL test if, in at least nine months out of each twelve month period: (i) at least 65% of a specified asset base of the savings association consists of: loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association's total assets consist of cash, U.S. government or government agency debt or equity securities, fixed asset, or loans secured by: deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. IndyMac Bank is currently in compliance with QTL standards.

     FHLB System. IndyMac Bank is a member of the FHLB System. Among other benefits, FHLB membership provides IndyMac Bank with a credit facility from which it may borrow, generally on a secured basis, in amounts determined by reference to available collateral. One-to-four family mortgage loans and AAA rated agency mortgage backed securities are the principal collateral that may be used to secure such borrowings, although certain other types of loans and other assets may be accepted pursuant to FHLB policies and statutory requirements as well.

     Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). The balance maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. IndyMac Bank is currently in compliance with all applicable Federal Reserve Board reserve requirements.

     Other regulations promulgated by the Federal Reserve Board, including regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, and availability of funds, also affect the business operations of IndyMac Bank.

     Regulatory Capital Requirements. OTS capital regulations require savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders' equity adjusted for the effects of other comprehensive income ("OCI"), less goodwill and other disallowed assets. An association's ratio of Tier 1 core capital to adjusted total assets (the "core capital" or "leverage" ratio) must be at least 3% for the most highly rated associations and 4% for others. Tier 1 core capital generally is the sum of tangible capital less certain intangible assets, servicing assets, and investments. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Supplementary capital mainly consists of qualifying subordinate debt and allowance for loan losses.

     The capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements to be considered a "well-capitalized institution." Most associations are expected to maintain the above-mentioned capital levels well above the minimum. Additionally, to qualify as a "well-capitalized institution" a savings association's Tier 1 risk-based capital (core capital plus supplementary capital less allowance for loan losses) must be equal to at least 6% of risk-weighted assets. As a result of the acquisition of SGVB in July of 2000, IndyMac Bank was mandated by the OTS to hold Tier 1 core capital at 8% for three years following the consummation of the transaction and to maintain a well-capitalized risk based capital position. In addition, IndyMac Bank must double the risk weighting assigned to subprime loans. The regulatory capital ratios of IndyMac Bank and the minimum regulatory requirements to be categorized as well-capitalized under OTS regulations were as follows:

                                                              DECEMBER 31, 2000
                                                 --------------------------------------------
                                                    AS       DOUBLE RISK-    WELL-CAPITALIZED
                                                 REPORTED      WEIGHTED          MINIMUM
                                                 --------    ------------    ----------------
Capital Ratios:
  Tangible.....................................    8.27%         8.27%             2.00%
  Tier 1 core..................................    8.27%         8.27%             5.00%
  Tier 1 risk-based............................   11.41%        11.01%             6.00%
  Risk-based...................................   12.66%        12.26%            10.00%

     At December 31, 2000, the Company had approximately $220 million of excess capital under the core capital ratio calculation that is held at the holding company.

     In February of 2001 the OTS issued guidance for subprime lending programs which requires a subprime lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan and lease losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for prime assets of a similar type. As noted above, IndyMac Bank is also subject to a specific mandate to double the risk-weighting otherwise assigned to subprime loans for risk-based capital purposes.

     The OTS issued a proposed rule in September of 2000 regarding the retention of residual interests in asset securitizations or other transfers of financial assets. Under the proposed rule, IndyMac Bank would be required to hold risk-based capital in an amount that is equal to the amount of any residual interest that is retained on the balance sheet in a securitization or other transfer of assets, even if the capital charge exceeds the full risk-based capital charge typically held against the transferred assets. IndyMac Bank is unable to predict whether the proposed rule will be adopted as proposed.

     Management believes that, under current regulations, IndyMac Bank will continue to meet its minimum capital requirements in the foreseeable future. However, IndyMac Bank's regulatory capital ratios can be impacted by a number of factors, such as changes to applicable regulations, changes in IndyMac Bank's mix of assets, interest rate fluctuations or significant changes in the economy in areas where IndyMac Bank has most of its loans. Any one of these factors could cause the Company's actual future results to vary from anticipated future results, and consequently could have an adverse impact on the ability of IndyMac Bank to meet its future minimum capital requirements.

     The OTS capital regulations contain "prompt corrective action" provisions that require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulation establishes five categories of capital classification for this purpose, ranging from "well capitalized" or "adequately capitalized" through "undercapitalized", "significantly undercapitalized" and "critically undercapitalized."

     In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

     Liquidity. As a result of recent statutory and regulatory revisions, IndyMac Bank is no longer required to maintain an average daily balance of liquid assets in excess of a specified limit set by the OTS, but continues to be subject to the requirement that it maintain sufficient liquidity to ensure IndyMac Bank's safe and sound operation. The appropriate level of liquidity under the new standard will vary depending upon the types of activities in which IndyMac Bank engages. IndyMac Bank currently believes that its liquidity level is appropriate based upon its current activities and is consistent with the safe and sound operation of IndyMac Bank.

     Insurance of Deposit Accounts. Deposits of IndyMac Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, a savings association's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. Assessment rates for SAIF member institutions are determined semiannually by the FDIC. In addition to the assessment for deposit insurance, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO rate is adjusted quarterly.

     Insurance of deposits may be terminated by the FDIC upon a finding that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of IndyMac Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

  Capital Distribution Regulation

     In addition to the prompt corrective action restriction on paying dividends described above, OTS regulations limit "capital distributions" by savings associations, which term includes, among other things, dividends and payments for stock repurchases.

     Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of the capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.

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

  Community Reinvestment Act and the Fair Lending Laws

     Savings associations are examined under the Community Reinvestment Act ("CRA") and related regulations of the OTS on the extent of their efforts to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. Enforcement of these regulations has been an important focus of federal regulatory authorities and of community groups in recent years. An association's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. IndyMac Bank will be subject to its first CRA exam during 2001; however the "Satisfactory" CRA rating held by SGVB's thrift subsidiary was carried over to IndyMac Bank upon the Company's acquisition of SGVB.

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

  Privacy Protection

     The OTS has recently adopted regulations implementing the privacy protection provisions of G-L-B Act. The regulations, which require each financial institution to adopt procedures to protect consumers' and customers' "non-public personal information," became effective November 13, 2000; however, full compliance is optional until July 1, 2001. IndyMac Bank will be required to disclose its privacy policy, including identifying with whom it shares "non-pubic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, IndyMac Bank will be required to provide its customers with the ability to "opt-out" of having IndyMac Bank share their personal information with unaffiliated third parties. The G-L-B Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. IndyMac Bank intends to be in compliance with the OTS privacy regulations by July 1, 2001.

FEDERAL AND STATE INCOME TAX CONSIDERATIONS

     General. IndyMac and its subsidiaries, including IndyMac Bank, report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to IndyMac or IndyMac Bank.

     Prior REIT Status. Through December 31, 1999, IndyMac elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac was not, with certain exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January of 2000.

     Following its conversion to a fully taxable entity, IndyMac will not be eligible again to elect REIT status until 2005 (the fifth taxable year that begins after the year for which IndyMac's election was terminated) unless certain relief provisions apply. Management presently has no intention of re-applying for REIT status.

     Through 1999, IndyMac Operating was not a qualified REIT subsidiary and was not consolidated with IndyMac for either tax or financial reporting purposes. IndyMac Operating's earnings, unlike IndyMac's own "stand-alone" earnings, have always been subject to applicable federal and state income taxes. As a result of IndyMac's purchase in January of 2000, of the common stock of IndyMac Operating not previously owned by it, IndyMac Operating became a wholly owned subsidiary of IndyMac and is consolidated with IndyMac from that date forward for tax and financial reporting purposes.

     Bad Debt Reserve. For tax years beginning prior to January 1, 1996, savings institutions such as IndyMac Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualified institutions") were permitted to establish a reserve for bad debts ("reserve method"). Annual additions to the reserve, within specified formula limits, were allowed to be deducted in arriving at taxable income.

     Under the reserve method, qualifying institutions were generally allowed to use either of two alternative computations: under the "percentage of taxable income method" computation, qualifying institutions could claim a bad debt deduction computed as a percentage of taxable income adjusted for certain items. Alternatively, a qualifying institution could elect to utilize its own bad debt loss experience to compute its annual addition to its bad debt reserves (the "experience method").

     Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, savings associations were not required to provide federal deferred tax liability for the bad debt reserves that arose in tax years beginning before January 1, 1988. Such reserves were, however, subject to recapture in whole or in part upon the occurrence of certain events such as failure to remain a qualified institution, distributions to shareholders in excess of the association's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the association. Upon the occurrence of such events, the association would be required to provide federal deferred taxes in their financial statements for the recaptured portion of the tax reserve.

     Legislation enacted in 1996 repealed the special bad debt rules applicable to savings associations for taxable years beginning after December 31, 1995. Under these provisions, savings associations will follow the same rules for purposes of computing allowable bad debt deductions as banks, which allow an annual addition to the association's bad debt reserve under the experience method as long as total assets do not exceed $500 million, but does not allow for an addition based on the percentage of taxable income.

     Under the 1996 legislation, if a savings association converts to a bank or is merged into a bank, the association's bad debt reserve will not automatically be subject to recapture. Recapture of the grandfathered bad debt reserve would still occur in the event of certain distributions, redemptions or partial liquidations, as previously discussed. As of December 31, 2000 IndyMac Bank's grandfathered tax bad debt reserves for which federal deferred taxes have not been provided totaled approximately $2.7 million. IndyMac Bank does not intend to pay dividends or enter into any other type of transaction as noted above, that would result in the recapture of any portion of its grandfathered bad debt reserve.

     California Tax. As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, IndyMac is subject to California franchise tax at the rate applicable to "financial corporations." The applicable tax rate is the rate on general corporations (currently 8.84%) plus 2%, for a total of 10.84%.

  Employees

     As of December 31, 2000, the Company had 1,746 employees. The Company believes that it has good relations with its employees.

ITEM 2. PROPERTIES

     The Company's significant leased and owned properties are as follows:

     The primary executive and administrative offices of the Company and its subsidiaries are located at 155 - 199 North Lake Avenue, Pasadena, California, and consist of approximately 219,000 square feet of subleased office space. The current term of the principal lease relating to the 155 North Lake Avenue location (188,000 square feet) expires in 2010; the lease for 199 North Lake Avenue (31,000 square feet) expires in 2001. The Company also maintains approximately 7,500 square feet of administrative office space in Mount Laurel, New Jersey. The current term of the primary lease associated with that space expires in 2002. The Company leases 27,000 square feet in Sacramento, California for its B2B operations. The current term of this lease expires in 2005. B2C occupies approximately 47,000 square feet of administrative office space in Irvine, California. The current term of the principal lease related to that space expires in 2004. IndyMac Home Loan Servicing occupies approximately 29,000 square feet of administrative office space in Kalamazoo, Michigan. The current term of the principal lease related to that space expires in 2003. The Company also leases five buildings for its consumer banking operations. These buildings total approximately 20,000 square feet.

     In addition to the above leased office space, the Company acquired four buildings upon its acquisition of SGVB. These buildings are located in Southern California and are used as bank branches. The buildings total approximately 50,000 square feet.

     In addition to the lease obligations noted above, the Company entered into a lease to occupy an additional 141,800 square feet of administrative office space in Pasadena, California. The lease commences in 2001, and expires in 2011.

ITEM 3. LEGAL PROCEEDINGS

     The Company has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR INDYMAC'S STOCK AND RELATED SECURITY HOLDER MATTERS

     IndyMac's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NDE."

     The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of IndyMac's common stock for the years ended December 31, 2000 and 1999 and the cash dividends per share declared for each of the periods indicated.

                                         2000                  1999           DIVIDENDS DECLARED
                                  ------------------    ------------------    ------------------
                                  HIGH($)    LOW($)     HIGH($)    LOW($)     2000($)    1999($)
                                  -------    -------    -------    -------    -------    -------
First Quarter...................  15.4375    10.3750    12.3125     9.8125     0.00       0.38
Second Quarter..................  15.0000    12.0000    17.4375    10.6250     0.00       0.38
Third Quarter...................  21.4375    13.3125    16.5625    12.9375     0.00       0.60(1)
Fourth Quarter..................  30.4375    17.6875    15.0000    10.0000     0.00       0.00(1)

     As of March 15, 2001, 62,341,272 shares of IndyMac's common stock were held by 2,306 shareholders of record.
---------------
(1) The $0.60 cash dividend declared during the third quarter of 1999 was the Company's final REIT dividend due to its conversion to a fully taxable entity effective January of 2000. Payment of future dividends is subject to declaration by the Company's Board of Directors. However, in December 1999 the Board of Directors of IndyMac adopted a policy of not paying cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA(1)

                                                                          YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                          2000         1999         1998         1997         1996
                                                       ----------   ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS FOR THE YEAR
  Interest income....................................  $  438,403   $  346,614   $  528,825   $  360,901   $  242,303
  Interest expense...................................     283,355      185,623      355,359      242,372      159,365
                                                       ----------   ----------   ----------   ----------   ----------
    Net interest income before provision for loan
      losses.........................................     155,048      160,991      173,466      118,529       82,938
  Provision for loan losses..........................      15,974       16,446       35,892       18,622       12,991
  Equity in earnings (loss) of IndyMac Bancorp,
    Inc..............................................          --        2,109      (58,232)      18,414       19,533
  Net gain (loss) on sale of loans and securities,
    net..............................................     128,401          (69)     (16,206)       2,205         (906)
  Other income (loss), net...........................      69,623        3,944          (60)       6,110        3,376
                                                       ----------   ----------   ----------   ----------   ----------
    Net revenues.....................................     337,098      150,529       63,076      126,636       91,950
  Salaries, general and administrative...............     177,761       34,600       29,286       21,935       14,202
  Non-recurring, acquisitions, and other charges.....      18,257           --           --           --           --
  Management fees to affiliate.......................          --           --           --        4,406        8,761
  Buy-out of management contract.....................          --           --           --       76,000           --
                                                       ----------   ----------   ----------   ----------   ----------
        Total expenses...............................     196,018       34,600       29,286      102,341       22,963
                                                       ----------   ----------   ----------   ----------   ----------
  Earnings before provision for income taxes.........     141,080      115,929       33,790       24,295       68,987
  Provision for income taxes.........................      23,154           --           --           --           --
                                                       ----------   ----------   ----------   ----------   ----------
  Net earnings.......................................  $  117,926      115,929   $   33,790   $   24,295   $   68,987
                                                       ==========                ==========   ==========   ==========
Pro forma provision for income taxes(2)..............                   48,373
                                                                    ----------
Pro forma net earnings(2)............................               $   67,556
                                                                    ==========
PER SHARE DATA
  Basic earnings per share(2)........................  $     1.73
  Diluted earnings per share(2)......................  $     1.69
  Pro forma basic earnings per share(2)..............               $     0.87
  Pro forma diluted earnings per share(2)............               $     0.86
  Dividends declared per share.......................  $       --   $     1.36   $     1.79   $     1.79   $     1.52
  Book value per share at December 31................  $    11.71   $    11.02   $    11.01   $    11.11   $     9.53
AVERAGE COMMON SHARES
  Basic..............................................      68,343       77,596       69,983       56,125       45,644
  Diluted............................................      69,787       78,290       70,092       56,454       45,806
Shares Outstanding at December 31....................      62,176       75,077       74,694       63,352       50,200
BALANCE SHEET DATA AT DECEMBER 31
  Mortgage-backed and investment securities..........  $1,154,303   $  471,231   $  235,032   $  558,445   $  231,780
  Loans held for sale, net...........................   1,420,772      615,243    1,555,656    1,458,271      657,208
  Loans held for investment, net.....................   2,560,885    2,428,098    2,722,398    3,535,785    2,237,345
  Mortgage servicing rights..........................     211,127           --           --           --           --
  Total assets.......................................   5,740,204    3,726,522    4,851,152    5,849,110    3,356,059
  Deposits...........................................     797,935           --           --           --           --
  Advances from Federal Home Loan Bank...............   1,264,457           --           --           --           --
  Borrowings.........................................   2,850,189    2,863,973    3,986,390    5,107,698    2,855,348
  Shareholders' equity...............................     727,893      827,530      822,103      703,894      478,424
PERFORMANCE RATIOS
  Return on average equity...........................        14.5%         7.9%         4.0%         4.0%        16.7%
  Return on average assets...........................         2.4%         1.5%         0.5%         0.5%         2.4%
  Average equity to average assets...................        16.6%        21.8%        12.9%        12.9%        14.3%
  Equity to total assets at end of period............        12.7%        22.2%        16.9%        12.0%        14.3%
  Dividend payout ratio..............................         0.0%        91.8%       371.3%       415.9%       100.9%

---------------
(1) For the year ended December 31, 2000, the consolidated financial statements include the accounts of IndyMac and its wholly owned subsidiary, IndyMac Bank. Prior to January of 2000, one of the Company's subsidiaries, IndyMac, Inc. ("IndyMac Operating") was not consolidated with IndyMac for financial reporting or tax purposes, but was accounted for under the equity method. Effective January of

    2000, IndyMac purchased all of IndyMac Operating's outstanding common stock. Beginning January of 2000, IndyMac Operating was consolidated into the financial statements of IndyMac as a wholly owned subsidiary.

(2) In accordance with Securities and Exchange Commission Staff Accounting Bulletin 55, ("SAB 55"), historical net income for 1999 has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation. Pro forma earnings per share are similarly presented for the year ended December 31, 1999, reflecting the pro forma effect to the change in the Company's taxable structure to a fully taxable entity effective in January of 2000. In accordance with SAB 55, historical net income per share is not presented, as it is not meaningful based upon the Company's conversion from a non-taxable REIT to a fully taxable entity effective January of 2000.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     IndyMac Bancorp, Inc., formerly known as IndyMac Mortgage Holdings, Inc. ("IndyMac"), conducts a diversified mortgage banking business, manages an investment portfolio, and offers commercial lending and retail banking products. References to "IndyMac" refer to the parent company alone, while references to the "Company" mean the parent company and its consolidated subsidiaries.

     In the "Results of Operations" and "Financial Condition" sections below, financial information for the year ended December 31, 2000 is presented on a historical basis and is consistent with the consolidated financial statements presented herein. Financial information for the years ended December 31, 1999 and 1998 is presented on a pro forma basis, giving effect to the Company's conversion from a real estate investment trust ("REIT") to a fully taxable entity and to the buyout of the minority interest in IndyMac Operating in January of 2000. The pro forma results are not consistent with the 1999 and 1998 historical consolidated financial statements presented herein, which account for IndyMac's investment in IndyMac Operating using the equity method of accounting. Instead, the pro forma results are presented as if the Company had been a fully taxable entity and had consolidated IndyMac Operating in its financial statements for the years ended December 31, 1999 and 1998. The pro forma information should be read in conjunction with the related historical information presented herein, and is not necessarily indicative of the results that would have been attained had the transactions described above actually taken place prior to the year ended December 31, 2000.

     Following are the condensed financial statements presented as described above.

                            CONDENSED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                                              (PRO FORMA)
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.....................................   $   67,867      $    4,960
Investment securities available for sale....................       18,387              --
Mortgage-backed securities available for sale...............    1,135,916         650,586
Loans receivable:
  Loans held for sale.......................................    1,420,772         658,838
  Loans held for investment.................................    2,619,847       2,481,978
  Allowance for loan losses.................................      (58,962)        (53,880)
                                                               ----------      ----------
          Total loans receivable............................    3,981,657       3,086,936
Mortgage servicing rights...................................      211,127         140,309
Foreclosed assets...........................................       16,265          22,323
Investment in Federal Home Loan Bank stock, at cost.........       63,281              --
Other assets................................................      245,704         119,897
                                                               ----------      ----------
          Total assets......................................   $5,740,204      $4,025,011
                                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits....................................................   $  797,935      $       --
Advances from Federal Home Loan Bank........................    1,264,457              --
Borrowings..................................................    2,850,189       3,123,865
Other liabilities...........................................       99,730          73,616
                                                               ----------      ----------
          Total liabilities.................................    5,012,311       3,197,481
          Total shareholders' equity........................      727,893         827,530
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $5,740,204      $4,025,011
                                                               ==========      ==========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                             (PRO FORMA)
                                                                  (DOLLARS IN THOUSANDS)
Interest income
  Investment securities available for sale.................  $    620    $  8,530    $ 11,337
  Mortgage-backed securities available for sale............    79,562      48,699      72,791
  Loans held for sale......................................   107,059     107,653     191,547
  Loans held for investment................................   248,875     217,259     290,482
  Other....................................................     2,287       1,049       1,162
                                                             --------    --------    --------
          Total interest income............................   438,403     383,190     567,319
Interest expense
  Deposits.................................................    16,245          --          --
  Advances from Federal Home Loan Bank.....................    13,559          --          --
  Borrowings...............................................   253,551     216,580     395,188
                                                             --------    --------    --------
Total interest expense.....................................   283,355     216,580     395,188
                                                             --------    --------    --------
Net interest income........................................   155,048     166,610     172,131
  Provision for loan losses................................    15,974      17,473      36,334
                                                             --------    --------    --------
Net interest income after provision for loan losses........   139,074     149,137     135,797
Total other income (loss)..................................   198,024     117,718        (286)
                                                             --------    --------    --------
Net revenues...............................................   337,098     266,855     135,511
Total expense..............................................   196,018     149,279     145,194
                                                             --------    --------    --------
Earnings (loss) before provision (benefit) for income
  tax......................................................   141,080     117,576      (9,683)
  Provision (benefit) for income tax.......................    59,254      49,977      (4,365)
  Income tax benefit from termination of REIT status.......   (36,100)         --          --
                                                             --------    --------    --------
Net earnings (loss)........................................  $117,926    $ 67,599    $ (5,318)
                                                             ========    ========    ========

  Key Performance Highlights

     For the full year 2000, the Company's diluted earnings per common share was up 96.5% to $1.69 in 2000 from $0.86 in 1999. Excluding the one-time tax benefit from termination of its REIT status, costs and benefits related to the purchase of SGVB, and other items, the Company's diluted earnings per common share was $1.32 in 2000. See "Note 12 -- Expenses" in the accompanying consolidated financial statements.

     Interest income increased 14.4% to $438.4 million in 2000 from $383.2 million in 1999. Interest expense increased 30.8% to $283.4 billion in 2000 from $216.6 billion in 1999. Interest expenses increased at a faster rate than interest income due to the increase in leverage achieved through the share repurchase program. Net interest spread and interest margin were 2.5% and 3.4%, respectively, in 2000 and 2.8% and 3.8%, respectively, in 1999.

     Other income was $198.0 million in 2000, up from $117.7 million, or 68.2%. This increase was primarily due to the net increase in gain on sale of loans, service fee income and the sale of securities during 2000.

     To meet the Company's strategic goal of increasing its income-generating asset base, average interest earning assets increased to $4.6 billion in 2000 from $4.4 billion in 1999. The total return on average assets increased to 2.4% in 2000 from 1.5% in 1999.

     Annual loan production was $10.1 billion in 2000, up 44.3% from $7.0 billion in 1999. Annual Internet production was $7.0 billion in 2000, up 191.7% from $2.4 billion in 1999. For the year 2000, Internet loan production was 69.3% of total, a 35.0% increase from 34.3% in 1999.

     Since inception of the share repurchase program, 23% of outstanding shares have been repurchased at an average price of $15.98 per share.

  Mortgage Banking Operations

     The Company's mortgage banking group is its core business. It is a technology based, highly scalable operation that includes the following distinct channels: (1) a business-to-business (B2B) channel, with mortgage brokers, small mortgage bankers and community financial institutions effectively providing the Company with access to a variable cost, nationwide "virtual" branch network, (2) a branchless, technology driven, business-to-consumer (B2C) channel, and (3) a business-to-realtor (B2R) channel, which allows real estate professionals to utilize the Company's technology to fulfill the mortgage loan process for their customers in the process of purchasing a home. The Company has been able to successfully expand and leverage its proprietary loan approval and pricing system, e-MITS(R), across its mortgage banking channels. These channels provide the Company with comprehensive coverage of the consumer market. The Company's principal sources of income from its mortgage banking operations are gains recognized on the sale or securitization of mortgage loans, fee income from the origination or purchase of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with financing such loans pending their sale or securitization.

     B2B funded $7.7 billion of mortgage loans during the year ended December 31, 2000, an increase of 48.1% compared with $5.2 billion of loans during the year ended December 31, 1999. B2B's loan production was financed using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $7.5 billion of mortgage loans during the year ended December 31, 2000, compared with $6.2 billion of sales during the year ended December 31, 1999.

     The Company's B2C group funded $844.2 million of mortgage loans during the year ended December 31, 2000, an increase of 44% compared to $585.9 million of loans during the year ended December 31, 1999.

     The Company's B2R group was established during the year ended December 31, 2000. B2R funded $36.2 million of mortgage loans during the year ended December 31, 2000.

     At December 31, 2000, the Company had outstanding commitments to fund consumer construction loans of $702.8 million compared to outstanding commitments of $609.2 million at December 31, 1999.

     During the year ended December 31, 2000, the Company enhanced e-MITS so that it can underwrite the Company's consumer construction-to-permanent mortgage products. Loans funded through e-MITS during the year ended December 31, 2000 were $6.5 billion or 78% of the Company's B2B mortgage production, up from $2.3 billion or 40% of production during the year ended December 31, 1999. Loans funded by the Company's B2C group through Internet channels totaled $455.0 million, or 54% of total funding for the year ended December 31, 2000, compared to $120.4 million, or 20% of total funding for the year ended December 31, 1999.

  Investment Portfolio Operations

     The Company invests in residential loans and mortgage securities either retained in connection with the issuance of mortgage-backed securities, purchased in the secondary mortgage market, or originated through B2C. The Company acts as primary servicer and master servicer with respect to substantially all of the mortgage loans it sells pursuant to private-label securitizations and loans sold to government sponsored entities ("GSEs"). The Company's principal sources of income from its investment portfolio operations are fee income from servicing contracts, and the net spread between interest earned on residential loans and mortgage securities and the interest costs associated with the borrowings used to finance such loans and securities.

     IndyMac Bank Home Loan Servicing's portfolio at December 31, 2000 and 1999 was $15.4 billion and $10.1 billion, respectively, of which $12.8 billion and $7.7 billion, respectively, represented loans sold with servicing retained. The weighted average coupon of the Company's retained primary servicing was 8.8% as of December 31, 2000 and 8.4% as of December 31, 1999. At December 31, 2000 and 1999, the Company's master servicing portfolio had aggregate outstanding principal balances of $18.0 billion and $16.1 billion, respectively, of which $14.1 billion and $13.8 billion, respectively, represented loans sold for which a servicing asset was recorded in accordance with accounting principles generally accepted in the United States of

America. The weighted average coupon of the Company's retained master servicing portfolio was 8.5% and 8.2%, respectively.

     Included in the Investment Portfolio segment is the Company's consumer banking operations, offered to consumers through IndyMac Bank. IndyMac Bank accepts deposits from the general public and offers consumer loans and residential and commercial real estate loans through the Company's mortgage banking and commercial lending divisions. In addition to deposits obtained in California through IndyMac Bank's existing branch network and a centralized telebanking operation, the Company markets deposits nationally through the Internet.

     The Company reported $797.9 million in deposits at December 31, 2000 compared to $355.7 million as of July 1, 2000 (the date of the merger with SGVB -- see "Business -- General" for more information). At December 31, 2000, core deposits (defined as non-term deposits, such as checking and non-term savings accounts) represented 18% of total deposits, while certificates of deposit represented 82% of total deposits.

  Commercial Lending Operations

     The Company conducts its builder construction lending activities through its Construction Lending Corporation of America(R) ("CLCA") division, which offers a variety of residential construction, land and lot loan programs for builders and developers. The Company also conducts mortgage warehouse lending activities which provide various types of short-term revolving financing to small-to-medium size mortgage bankers and brokers. The Company's principal sources of income from its commercial lending operations are fee income from the origination of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans.

     At December 31, 2000, CLCA(R) had outstanding commitments to fund builder construction loans of $1.4 billion compared to outstanding commitments of $1.3 billion at December 31, 1999. At December 31, 2000, the Company had extended commitments to make warehouse and related lines of credit in an aggregate amount of $113.3 million, compared to commitments of $985.5 million at December 31, 1999.

     In July of 2000, the Board of Directors approved management's decision to begin a systematic wind-down of the Company's warehouse lending activities. The Company will continue to honor its outstanding commitments, but will not enter into any new commitments. It is anticipated that the wind-down of this division will be substantially completed during 2001.

RESULTS OF OPERATIONS

     Overview: The Company's net earnings before provision for income taxes were $141.1 million in 2000, compared to $117.6 million in 1999 and ($9.7) million in 1998. The $23.5 million increase in net earnings before provision for income taxes in 2000 compared to 1999 was primarily due to an $80.3 million increase in other income. Other income includes gain on sale of loans, service fee income, gain (loss) on sale of securities, and other fee income. This increase in other income was partially offset by an increase in expenses of $46.7 million, coupled by a decrease in net interest income of $11.6 million. The increase in net revenues and expense was primarily due to the Company's overall growth strategy, including the acquisition of SGVB in July of 2000.

     Net Interest Income: Net interest income was $155.0 million in 2000 compared to $166.6 million in 1999 and $172.1 million in 1998. The net interest margin was 3.4% in 2000, compared with 3.8% in 1999 and 2.4% in 1998. The 2000 decrease in net interest income of $11.6 million was primarily the result of a decrease in net average interest-earning assets of $177.5 million, coupled by a 26 basis point decrease in net interest spread. The decrease in the net average interest-earning assets was due to the Company's overall strategy to increase leverage through growth and its share repurchases.

     The 1999 decrease in net interest income of $5.5 million compared to 1998 was primarily the result of the Company's efforts to reduce asset size to increase liquidity and reduce borrowings in response to the market liquidity crisis in the fourth quarter of 1998. The increase in yield was due to the rising interest rate environment prevailing during the second half of 1999 along with the impact of higher impairment losses on mortgage-backed securities recognized during 1998 over 1999.

                                                                   YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------------
                                            2000                            1999                            1998
                                -----------------------------   -----------------------------   -----------------------------
                                 AVERAGE                YIELD    AVERAGE                YIELD    AVERAGE                YIELD
                                 BALANCE     INTEREST   RATE     BALANCE     INTEREST   RATE     BALANCE     INTEREST   RATE
                                ----------   --------   -----   ----------   --------   -----   ----------   --------   -----
                                                                   (DOLLARS IN THOUSANDS)
Investment securities
  available for
  sale........................  $    9,728   $    620    6.37%  $  174,645   $  8,530   4.88%   $  204,577   $ 11,337    5.54%
Mortgage-backed securities....     819,683     79,562    9.71%     646,252     48,699   7.54%    1,337,611     72,791    5.44%
Loans held for sale...........   1,174,998    107,059    9.11%   1,199,154    107,653   8.98%    2,286,072    191,547    8.38%
Loans held for investment.....   2,520,145    248,875    9.88%   2,389,747    217,259   9.09%    3,311,319    290,482    8.77%
Investment in Federal Home
  Loan Bank stock.............      10,250        686    6.69%          --         --   0.00%           --         --    0.00%
Other.........................      20,099      1,601    7.97%      14,578      1,049   7.20%       27,856      1,162    4.17%
                                ----------   --------           ----------   --------           ----------   --------
        Total interest-earning
          assets..............   4,554,903    438,403    9.62%   4,424,376    383,190   8.66%    7,167,435    567,319    7.92%
Other.........................     319,998                         174,203                         315,774
                                ----------                      ----------                      ----------
        Total assets..........  $4,874,901                      $4,598,579                      $7,483,209
                                ==========                      ==========                      ==========
Deposits......................  $  267,056     16,245    6.08%  $       --   $     --   0.00%   $       --   $     --    0.00%
Advances from Federal Home
  Loan Bank...................     203,221     13,559    6.67%          --         --   0.00%           --         --    0.00%
Borrowings....................   3,515,981    253,551    7.21%   3,678,201    216,580   5.89%    6,424,906    395,188    6.15%
                                ----------   --------           ----------   --------           ----------   --------
        Total interest-bearing
          liabilities.........   3,986,258    283,355    7.11%   3,678,201    216,580   5.89%    6,424,906    395,188    6.15%
Other.........................      77,604                          68,531                         215,184
                                ----------                      ----------                      ----------
        Total liabilities.....   4,063,862                       3,746,732                       6,640,090
        Shareholders'
          equity..............     811,039                         851,847                         843,119
                                ----------                      ----------                      ----------
        Total liabilities and
          shareholders'
          equity..............  $4,874,901                      $4,598,579                      $7,483,209
                                ==========                      ==========                      ==========
Net interest spread...........                           2.51%                          2.77%                            1.77%
                                                        =====                           ====                            =====
Net interest margin...........                           3.40%                          3.77%                            2.41%
                                                        =====                           ====                            =====
Return on average equity......                          14.54%                          7.94%                           (0.63)%
                                                        =====                           ====                            =====
Return on average assets......                           2.42%                          1.47%                           (0.07)%
                                                        =====                           ====                            =====

     The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-accrual loans are included in the average balances for the periods indicated. The allowance for loan losses is excluded from the average loan balances. The yield on securities available for sale ("AFS") includes the impact from impairment recorded on securities. The average loan balances for the years ended December 31, 1999 and 1998 have been restated to conform to the presentation for the year ended December 31, 2000.

     The net interest spread is the difference between the weighted average yield on interest-earnings assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures net interest income as a percentage of average interest-earning assets. The decrease in net interest spread and net interest margin year over year resulted from the repricing of the Company's liabilities more quickly than assets as interest rates rose, and the increase in leverage associated with the Company's strategy to increase leverage through growth and share repurchases.

     The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances (volume) and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in the rate (changes in the average interest rate multiplied by the prior period's volume). Changes in rate/volume (changes in rates times the changes in volume) are allocated proportionately to the effect from the changes in volume and the changes in rates.

                                                    2000 VS 1999                         1999 VS 1998
                                          ---------------------------------   -----------------------------------
                                             INCREASE/(DECREASE) DUE TO           INCREASE/(DECREASE) DUE TO
                                          ---------------------------------   -----------------------------------
                                           VOLUME     RATE     TOTAL CHANGE    VOLUME       RATE     TOTAL CHANGE
                                          --------   -------   ------------   ---------   --------   ------------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities AFS...............  $(11,682)  $ 3,772     $ (7,910)    $  (1,550)  $ (1,257)   $  (2,807)
Mortgage-backed securities trading and
  AFS...................................    14,885    15,978       30,863       (94,253)    70,161      (24,092)
Loans held for sale.....................    (2,294)    1,700         (594)      (98,728)    14,834      (83,894)
Loans held for investment...............    12,251    19,365       31,616       (84,224)    11,001      (73,223)
Investment in Federal Home Loan Bank
  stock.................................       686        --          686            --         --           --
Other...................................       430       122          552           217       (330)        (113)
                                          --------   -------     --------     ---------   --------    ---------
         Total interest income..........    14,276    40,937       55,213      (278,538)    94,409     (184,129)
INTEREST EXPENSE
Deposits................................    16,245        --       16,245            --         --           --
Advances from Federal Home Loan Bank....    13,559        --       13,559            --         --           --
Borrowings..............................    (9,028)   45,999       36,971      (162,387)   (16,221)    (178,608)
                                          --------   -------     --------     ---------   --------    ---------
         Total interest expense.........    20,776    45,999       66,775      (162,387)   (16,221)    (178,608)
                                          --------   -------     --------     ---------   --------    ---------
         Net interest income............  $ (6,500)  $(5,062)    $(11,562)    $(116,151)  $110,630    $  (5,521)
                                          ========   =======     ========     =========   ========    =========

     Provision for Loan Losses: The provision for loan losses was $16.0 million in 2000 compared to $17.5 million in 1999 and $36.3 million in 1998. The $18.8 million decrease in the provision from 1998 to 1999 was primarily as a result of the lower average outstanding balances of loans held for sale and loans held for investment during 1999 compared to 1998. The Company's determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management's judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience. Management believes the Company's allowance for loan losses was adequate at December 31, 2000 and 1999.

     Other Income (Loss): Other income (loss) consisted of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000        1999        1998
                                                    --------    --------    ---------
                                                         (DOLLARS IN THOUSANDS)
Gain on sale of loans, net........................  $123,637    $101,515    $  98,869
Service fee income................................    35,389      22,690          345
Gain (loss) on mortgage-backed securities, net....     4,764        (769)    (130,984)
Gain (loss) on other securities, net..............        --     (31,386)      16,265
Fee income........................................    34,234      25,668       15,219
                                                    --------    --------    ---------
          Total other income (loss)...............  $198,024    $117,718    $    (286)
                                                    ========    ========    =========

     Net gain on sale of loans was $123.6 million in 2000, up from $101.5 million in 1999 and $98.9 million in 1998. The 21.8% increase from 1999 to 2000 was due to an increase in the principal sold to $7.5 billion in 2000 from $6.4 billion in 1999, as well as a 10 basis point increase in profit margin to 1.64% in 2000. The 2.7% increase from 1998 to 1999 was primarily due to an increase in profit margin from 1998 to 1999, which was offset in part by lower sales volume in 1999 compared to 1998.

     Service fee income totaled $35.4 million in 2000, compared to $22.7 million in 1999 and $345 thousand in 1998. The increase in service fee income between 1999 and 2000 was primarily attributable to an increase in the average collateral balance from $21.9 billion in 1999 to $24.1 billion in 2000. In addition to the increase in average collateral, service fee income increased $6.8 million as a result of a valuation adjustment to properly reflect the effect of the rise in interest rates in 2000. The increase from 1998 to 1999 was due to the fact that the Company incurred a $29.4 million valuation loss in 1998 as a result of the 1998 financial market crisis.

     The Company recorded a net gain on sale of mortgage-backed securities of $4.8 million in 2000, compared to net losses of $769 thousand and $131.0 million in 1999 and 1998, respectively. The $131.0 million loss in 1998 was due to the global financial market crisis, which significantly impaired the value of mortgage-backed securities during the fourth quarter of 1998.

     Net loss on sale of other securities was $31.4 million in 1999 compared to a gain of $16.3 million in 1998 resulting from the sale of U.S. Treasury securities, whereas there were no such sales or investment in U.S. Treasury securities during 2000.

     Fee income increased to $34.2 million in 2000 from $25.7 million in 1999 and $15.2 million in 1998. The increase was primarily due to an increase in income associated with the number of table-funded loans in each consecutive year. A table-funding is a mortgage transaction where the Company closes the mortgage in its own name for simultaneous assignment to an investor who advanced money for the funding.

     Total Expense: Total expense consisted of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Salaries and related...............................  $111,282    $ 85,803    $ 85,754
General and administrative expenses................    64,213      63,418      59,395
Amortization of goodwill and other intangible
  assets...........................................     2,266          58          45
Non-recurring, acquisitions, and other charges.....    18,257          --          --
                                                     --------    --------    --------
          Total expense............................  $196,018    $149,279    $145,194
                                                     ========    ========    ========

     Salaries and related expenses of $111.3 million in 2000 increased from $85.8 million in both 1999 and 1998.

     General and administrative expenses totaled $64.2 million in 2000, compared to $63.4 million in 1999 and $59.4 million in 1998.

     The increase in both salaries and related and general and administrative expenses is due to the Company's overall growth, including the acquisition of SGVB in July of 2000 and PNB Mortgage in September of 2000, and the expansion of the mortgage banking operations to Sacramento, California.

     During 2000, amortization of goodwill and intangibles was $2.3 million, up from $58 thousand in 1999 and $45 thousand in 1998. The increase in amortization primarily resulted from the recording of goodwill and core deposit intangible assets totaling $37.8 million on July 1, 2000 in conjunction with the Company's merger with SGVB. The goodwill is being amortized using the straight-line method of amortization over a period of 20 years. The core deposit intangible asset is being amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposits acquired.

     Non-recurring, acquisitions, and other charges totaled $18.3 million in 2000, whereas there were no such costs in 1999 and 1998. The costs incurred in 2000 primarily included $9.4 million in compensation expense related to the resignation of the former Vice Chairman from the Board of Directors, $4.3 million in expenses related to the acquisition of SGVB and $3.5 million arising from variable plan accounting for director stock options repriced subsequent to December 15, 1998.

     Income Taxes: Through December 31, 1999, IndyMac elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January of 2000. The Company's income tax expense for 2000 was $23.2 million and its effective tax rate was 16.4% as a result of the one-time tax benefit of $36.1 million due to termination from its REIT status. Excluding this tax benefit, the Company's effective tax rate would have been 42%. For further discussion of income taxes, as well as a reconciliation of the federal statutory rate to the Company's effective income tax rate, see "Note 16 -- Income Taxes" in the accompanying consolidated financial statements.

FINANCIAL CONDITION

     Investment and Mortgage-Backed Securities Available for Sale: At December 31, 2000, 1999, and 1998, the carrying value of the Company's investment and mortgage-backed securities portfolio totaled $1.2 billion, $650.6 million, and $935.4 million, respectively. The balances consisted of the following types of securities:

                                                               DECEMBER 31,
                                                    ----------------------------------
                                                       2000         1999        1998
                                                    ----------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Investment securities
  Agency notes....................................  $   10,829    $     --    $     --
  Corporate notes and other.......................       7,558          --          --
  Other...........................................          --          --          --
  U.S. Treasuries.................................          --          --     302,313
                                                    ----------    --------    --------
          Total investment securities.............  $   18,387    $     --    $302,313
                                                    ==========    ========    ========
Mortgage-backed securities
  AAA rated interest-only securities..............  $  258,241    $341,447    $335,189
  AAA rated agency securities.....................     261,225     140,372      37,046
  AAA rated non-agency securities.................     484,138      46,871       6,621
  Other investment grade securities...............      69,483      47,959     119,284
                                                    ----------    --------    --------
          Total investment grade mortgage-backed
            securities............................   1,073,087     576,649     498,140
  Non-investment grade residual securities........      41,672      42,784      65,989
  Other non-investment grade securities...........      21,157      31,153      68,997
                                                    ----------    --------    --------
          Total non-investment grade
            mortgage-backed securities............      62,829      73,937     134,986
                                                    ----------    --------    --------
          Total mortgage-backed securities........  $1,135,916    $650,586    $633,126
                                                    ==========    ========    ========
          Total investment and mortgage-backed
            securities............................  $1,154,303    $650,586    $935,439
                                                    ==========    ========    ========

     The following table sets forth certain information regarding the weighted average yields and remaining contractual maturities of the Company's investment and mortgage-backed securities portfolio as of December 31, 2000:

                                                                                MORE THAN
                                                     MORE THAN ONE YEAR        FIVE YEARS
                                ONE YEAR OR LESS        TO FIVE YEARS         TO TEN YEARS
                               -------------------   -------------------   -------------------
                                          WEIGHTED              WEIGHTED              WEIGHTED
                               CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                               --------   --------   --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES
  Agency notes...............   $1,997      7.00%    $ 8,832      7.09%     $   --          0%
  Corporate notes and
    other....................       --         0%      3,858     10.19%         --          0%
                                ------               -------                ------
        Total investment
          securities.........   $1,997      7.00%    $12,690      8.03%     $   --          0%
                                ======               =======                ======
MORTGAGE-BACKED SECURITIES
  AAA rated interest-only
    securities...............   $   --         0%    $    --         0%     $4,702      13.26%
  AAA rated agency
    securities...............       69      8.72%      1,514      7.67%         --          0%
  AAA rated non-agency
    securities...............       --         0%         --         0%         13       2.56%
  Other investment grade
    mortgage-backed
    securities...............       --         0%         --         0%        323       8.93%
                                ------               -------                ------
        Total investment
          grade
          mortgage-backed
          securities.........       69      8.72%      1,514      7.67%      5,038      12.96%
  Non-investment grade
    residual securities......       --         0%         --         0%         --          0%
  Other non-investment grade
    mortgage-backed
    securities...............       --         0%         --         0%        675       9.56%
                                ------               -------                ------
        Total non-investment
          grade mortgage-
          backed
          securities.........       --         0%         --         0%        675       9.56%
                                ------               -------                ------
        Total mortgage-backed
          securities.........   $   69      8.72%    $ 1,514      7.67%     $5,713      12.55%
                                ======               =======                ======


                                     MORE THAN
                                     TEN YEARS                 TOTAL
                               ---------------------   ---------------------
                                            WEIGHTED                WEIGHTED
                                CARRYING    AVERAGE     CARRYING    AVERAGE
                                 VALUE       YIELD       VALUE       YIELD
                               ----------   --------   ----------   --------
                                          (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES
  Agency notes...............  $       --         0%   $   10,829     7.07%
  Corporate notes and
    other....................       3,700      7.92%        7,558     9.08%
                               ----------              ----------
        Total investment
          securities.........  $    3,700      7.92%   $   18,387     7.90%
                               ==========              ==========
MORTGAGE-BACKED SECURITIES
  AAA rated interest-only
    securities...............  $  253,539     13.94%   $  258,241    13.93%
  AAA rated agency
    securities...............     259,642      7.51%      261,225     7.51%
  AAA rated non-agency
    securities...............     484,125      7.44%      484,138     7.44%
  Other investment grade
    mortgage-backed
    securities...............      69,160      8.88%       69,483     8.88%
                               ----------              ----------
        Total investment
          grade
          mortgage-backed
          securities.........   1,066,466      9.10%    1,073,087     9.11%
  Non-investment grade
    residual securities......      41,672     20.42%       41,672    20.42%
  Other non-investment grade
    mortgage-backed
    securities...............      20,482     11.15%       21,157    11.13%
                               ----------              ----------
        Total non-investment
          grade mortgage-
          backed
          securities.........      62,154     17.37%       62,829    17.29%
                               ----------              ----------
        Total mortgage-backed
          securities.........  $1,128,620      9.55%   $1,135,916     9.56%
                               ==========              ==========

     The Company evaluates the carrying value of its AAA rated interest-only securities and its residual securities monthly by discounting estimated net future cash flows. On these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity.

     The non-investment grade residual securities are retained primarily from asset backed securitizations with subprime and manufactured housing loans as collateral. The other non-investment grade securities are retained primarily from REMIC securitizations with prime collateral.

     A rollforward of the AAA rated interest-only securities and residual securities for the years ended December 31, 2000 and 1999 follows:

                                                           2000         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
AAA RATED INTEREST-ONLY SECURITIES
  Beginning balance....................................  $341,447     $335,189
  Retained investments from securitizations............    26,002           18
  Sales................................................    (5,705)          --
  Amortization.........................................   (50,841)     (74,682)
  Deferred hedging (gains) losses......................   (24,258)      42,006
  Valuation gains (losses).............................   (28,404)      38,916
                                                         --------     --------
  Ending balance.......................................  $258,241     $341,447
                                                         ========     ========
RESIDUAL SECURITIES
  Beginning balance....................................  $ 42,784     $ 65,989
  Retained investments from securitizations............    15,128        5,544
  Amortization.........................................   (19,994)     (23,915)
  Valuation gains (losses).............................     3,754       (4,834)
                                                         --------     --------
  Ending balance.......................................  $ 41,672     $ 42,784
                                                         ========     ========

     The assumptions used to value these securities at December 31, 2000 and 1999 follow:

                                                                   ACTUAL
                                   -----------------------------------------------------------------------
                                                                                      3-MONTH       WTD.
                                     BOOK     COLLATERAL    GROSS                    PREPAYMENT     AVG.
                                    VALUE       BALANCE      WAC    INTEREST STRIP   SPEEDS(1)    MULTIPLE
                                   --------   -----------   -----   --------------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
December 31, 2000
AAA rated interest-only
  securities.....................  $258,241   $11,089,253    8.27%       0.85%           12.6%      2.74
                                   ========   ===========   =====        ====         =======       ====
Residual securities
  Prime..........................     5,254       245,556    8.35%       1.30%           17.3%      1.65
  Subprime.......................    35,150     1,288,255   10.32%       1.97%           18.0%      1.39
  Manufactured housing...........     1,268       353,714   10.23%       2.32%         85 MHP       0.15
                                   --------   -----------   -----        ----                       ----
        Total residual
          securities.............  $ 41,672   $ 1,887,525   10.05%       1.95%           17.5%      1.13
                                   ========   ===========   =====        ====         =======       ====
December 31, 1999
AAA rated interest-only
  securities.....................  $341,447   $11,019,669    8.14%       0.92%           15.8%      3.37
                                   ========   ===========   =====        ====         =======       ====
Residual securities
  Prime..........................     8,524       294,189    8.38%       1.50%           17.3%      1.93
  Subprime.......................    31,579       890,281    9.56%       2.60%           28.6%      1.36
  Manufactured housing...........     2,681       402,071   10.16%       2.47%        135 MHP       0.27
                                   --------   -----------   -----        ----                       ----
        Total residual
          securities.............  $ 42,784   $ 1,586,541    9.49%       2.56%           21.3%      1.05
                                   ========   ===========   =====        ====         =======       ====

                                       VALUATION ASSUMPTIONS
                                   ------------------------------
                                                           ANNUAL
                                   PREPAYMENT   DISCOUNT    LOSS
                                     SPEEDS      YIELD      RATE
                                   ----------   --------   ------
                                       (DOLLARS IN THOUSANDS)
December 31, 2000
AAA rated interest-only
  securities.....................      18.9%      12.9%      NA
                                    =======       ====       ==
Residual securities
  Prime..........................      23.2%      20.0%     0.4%
  Subprime.......................      29.3%      20.6%     1.1%
  Manufactured housing...........   105 MHP       25.0%     1.4%
                                                  ----       --
        Total residual
          securities.............      24.2%      21.4%     1.1%
                                    =======       ====       ==
December 31, 1999
AAA rated interest-only
  securities.....................      12.7%      12.7%      NA
                                    =======       ====       ==
Residual securities
  Prime..........................      30.0%      20.0%     0.4%
  Subprime.......................      35.1%      20.0%     1.2%
  Manufactured housing...........   208 MHP       20.0%     1.8%
                                                  ----       --
        Total residual
          securities.............      28.4%      20.0%     1.2%
                                    =======       ====       ==

---------------
(1) CPR, unless otherwise noted.

     Fair value for the Company's other investment and non-investment grade mortgage-backed securities is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders' equity. The detail of other investment and non-investment grade securities by credit rating as of December 31, 2000 and 1999 follows:

                                                                PREMIUM
                                                   CURRENT     (DISCOUNT)
                                                     FACE       TO FACE      AMORTIZED     BOOK
                                                    VALUE        VALUE         COST        VALUE
                                                   --------    ----------    ---------    -------
                                                               (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
AAA rated principal-only securities..............  $  7,056     $ (1,271)     $ 5,785     $ 5,033
AA...............................................     8,762           81        8,843       9,023
A................................................    12,732         (388)      12,344      12,300
BBB..............................................    46,218       (3,358)      42,860      43,127
                                                   --------     --------      -------     -------
          Total other investment grade
            mortgage-backed securities...........    74,768       (4,936)      69,832      69,483
                                                   --------     --------      -------     -------
BB...............................................    17,665       (4,588)      13,077      10,561
B................................................    17,928       (2,277)      15,651       9,350
NR...............................................     6,324       (5,749)         575       1,246
                                                   --------     --------      -------     -------
          Total other non-investment grade
            mortgage-backed securities...........    41,917      (12,614)      29,303      21,157
                                                   --------     --------      -------     -------
          Total other investment and
            non-investment grade mortgage-backed
            securities...........................  $116,685     $(17,550)     $99,135     $90,640
                                                   ========     ========      =======     =======
DECEMBER 31, 1999
AAA rated principal-only securities..............  $  5,948     $   (810)     $ 5,138     $ 3,990
AA...............................................       208            8          216         206
A................................................     2,690         (117)       2,573       2,407
BBB..............................................    46,767       (4,464)      42,303      41,356
                                                   --------     --------      -------     -------
          Total other investment grade
            mortgage-backed securities...........    55,613       (5,383)      50,230      47,959
                                                   --------     --------      -------     -------
BB...............................................    43,987       (9,486)      34,501      28,365
B................................................     1,934         (808)       1,126       1,102
NR...............................................     9,209       (8,531)         678       1,686
                                                   --------     --------      -------     -------
          Total other non-investment grade
            mortgage-backed securities...........    55,130      (18,825)      36,305      31,153
                                                   --------     --------      -------     -------
          Total other investment and
            non-investment grade mortgage-backed
            securities...........................  $110,743     $(24,208)     $86,535     $79,112
                                                   ========     ========      =======     =======

     A rollforward of the other investment and non-investment grade securities for the years ended December 31, 2000 and 1999 follows:

                                                          2000          1999
                                                        ---------    ----------
                                                        (DOLLARS IN THOUSANDS)
Beginning balance.....................................  $ 79,112     $ 188,280
Retained investments from securitizations.............     3,186         1,997
Sales.................................................   (30,068)     (112,014)
Purchases.............................................    43,585        23,293
Principal paydowns, net of amortization...............    (4,066)       (5,934)
Valuation.............................................    (1,109)      (16,510)
                                                        --------     ---------
Ending balance........................................  $ 90,640     $  79,112
                                                        ========     =========

     Loans Receivable: Total loans (exclusive of the allowance for loan losses) were $4.0 billion at December 31, 2000, compared to $3.1 billion at December 31, 1999. The increase in the loan balances was primarily due to a 30.9% increase in B2B's prime production during 2000.

     Loans (exclusive of the allowance for loan losses) consisted of the following:

                                                                          DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                    2000                 1999                 1998                 1997                 1996
                             ------------------   ------------------   ------------------   ------------------   ------------------
                              BALANCE       %      BALANCE       %      BALANCE       %      BALANCE       %      BALANCE       %
                             ----------   -----   ----------   -----   ----------   -----   ----------   -----   ----------   -----
                                                                     (DOLLARS IN THOUSANDS)
Loans held for sale........  $1,420,772    35.2%  $  658,838    21.0%  $1,773,543    39.1%  $1,488,715    29.1%  $  773,539    25.7%
Loans held for investment
  Mortgage Loans...........   1,578,216    39.1%   1,180,757    37.6%   1,061,613    23.4%   2,152,125    42.0%   1,523,232    50.5%
  Residential
    construction...........     926,422    22.9%   1,004,944    32.0%   1,204,067    26.5%     949,609    18.5%     465,130    15.4%
  Income property..........      57,717     1.4%      52,647     1.7%      53,341     1.2%      16,110     0.3%          --     0.0%
Revolving warehouse lines
  of credit................      57,492     1.4%     243,630     7.7%     446,835     9.8%     514,305    10.1%     253,526     8.4%
                             ----------   -----   ----------   -----   ----------   -----   ----------   -----   ----------   -----
        Total loans........  $4,040,619   100.0%  $3,140,816   100.0%  $4,539,399   100.0%  $5,120,864   100.0%  $3,015,427   100.0%
                             ==========   =====   ==========   =====   ==========   =====   ==========   =====   ==========   =====

     The unpaid principal balances of construction and income property loans by maturity date as of December 31, 2000 were as follows:

                                                           CONSUMER
                               BUILDER CONSTRUCTION      CONSTRUCTION        INCOME PROPERTY
                               ---------------------   -----------------   --------------------
                                 ARMS     FIXED RATE   ARMS   FIXED RATE    ARMS     FIXED RATE    TOTAL
                               --------   ----------   ----   ----------   -------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Due within one year..........  $399,566    $52,058     $--     $374,932    $11,436    $ 5,500     $843,492
After one but within five
  years......................   102,739      4,235      --        2,277      9,969         95      119,315
After five years.............        --         --      --        3,970     25,421      5,919       35,310
                               --------    -------     ---     --------    -------    -------     --------
          Total unpaid
            principal
            balance..........  $502,305    $56,293     $--     $381,179    $46,826    $11,514     $998,117
                               ========    =======     ===     ========    =======    =======     ========

     Non-Accrual Loans: Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets, which include non-accrual loans and foreclosed assets, were $113.9 million or 2.0% of total assets at December 31, 2000 compared to $126.5 million or 3.2% of total assets at December 31, 1999. At December 31, 2000 and 1999, the Company's foreclosed assets (properties acquired in foreclosure or by deed in lieu of foreclosure) balance, which is recorded at estimated net realizable value, totaled $16.3 million and $22.3 million, respectively. The Company recognized a total of $1.7 million and $492 thousand in net gains on sale of foreclosed assets during the years ended December 31, 2000 and 1999, respectively.

     A summary of the Company's non-performing assets follows:

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
                                                        (DOLLARS IN THOUSANDS)
Loans held for sale...................  $ 13,235    $  8,706    $ 25,741    $10,900    $ 7,061
Loans held for investment
  Mortgage Loans......................    45,044      64,491      41,383     44,932     47,803
  Residential construction............    32,826      25,238      22,780      7,033         --
Revolving warehouse lines of credit...     6,509       5,731       9,806         --         --
                                        --------    --------    --------    -------    -------
          Total non-performing
            loans.....................    97,614     104,166      99,710     62,865     54,864
Foreclosed assets.....................    16,265      22,323       7,600     18,474     17,797
                                        --------    --------    --------    -------    -------
          Total non-performing
            assets....................  $113,879    $126,489    $107,310    $81,339    $72,661
                                        ========    ========    ========    =======    =======

     Interest income of $4.0 million was received and recognized by the Company for non-accrual loans during the year ended December 31, 2000. Had the loans performed in accordance with their original terms, $9.6 million would have been recognized during the year ended December 31, 2000. The Company had no significant loans contractually past due 90 days or more on accrual status during the year ended December 31, 2000.

     Allowance for Loan Losses: An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses, as well as by balances acquired through acquisitions and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

     The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated:

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
                                                        (DOLLARS IN THOUSANDS)
Balance, beginning year...............  $ 53,880    $ 51,257    $ 27,180    $17,037    $ 6,122
Provision for loan losses.............    15,974      17,473      36,334     18,509     12,991
Charge-offs:
  Mortgage loans......................   (11,984)    (14,381)    (12,742)    (8,295)    (2,076)
  Residential construction............      (961)       (912)     (1,746)       (71)        --
  Revolving warehouse lines of
     credit...........................        --        (826)       (200)        --         --
                                        --------    --------    --------    -------    -------
          Total charge-offs...........   (12,945)    (16,119)    (14,688)    (8,366)    (2,076)
Recoveries:
  Mortgage loans......................     1,766       1,167       2,419         --         --
  Residential construction............       287         100          12         --         --
  Revolving warehouse lines of
     credit...........................        --           2          --         --         --
                                        --------    --------    --------    -------    -------
          Total recoveries............     2,053       1,269       2,431         --         --
                                        --------    --------    --------    -------    -------
Balance, end of year..................  $ 58,962    $ 53,880    $ 51,257    $27,180    $17,037
                                        ========    ========    ========    =======    =======

     An analysis of the allocation of the allowance for loan losses was as follows:

                                                           DECEMBER 31,
                           ----------------------------------------------------------------------------
                                   2000                   1999                   1998            1997
                           --------------------   --------------------   --------------------   -------
                                     % OF TOTAL             % OF TOTAL             % OF TOTAL
                           BALANCE   ALLOWANCE    BALANCE   ALLOWANCE    BALANCE   ALLOWANCE    BALANCE
                           -------   ----------   -------   ----------   -------   ----------   -------
                                                      (DOLLARS IN THOUSANDS)
Mortgage Loans...........  $30,322      51.5%     $28,030      52.0%     $31,430      61.3%     $18,097
Residential
  construction...........   25,839      43.8%      22,729      42.2%      16,815      32.9%       7,151
Income property..........      490       0.8%         613       1.1%         122       0.2%          85
Revolving warehouse lines
  of credit..............    2,311       3.9%       2,508       4.7%       2,890       5.6%       1,847
                           -------     -----      -------     -----      -------     -----      -------
        Total allowance
          for loan
          losses.........  $58,962     100.0%     $53,880     100.0%     $51,257     100.0%     $27,180
                           =======     =====      =======     =====      =======     =====      =======

                                     DECEMBER 31,
                           ---------------------------------
                              1997              1996
                           ----------   --------------------
                           % OF TOTAL             % OF TOTAL
                           ALLOWANCE    BALANCE   ALLOWANCE
                           ----------   -------   ----------
                                (DOLLARS IN THOUSANDS)
Mortgage Loans...........     66.6%     $13,498      79.2%
Residential
  construction...........     26.3%       2,292      13.5%
Income property..........      0.3%          --       0.0%
Revolving warehouse lines
  of credit..............      6.8%       1,247       7.3%
                             -----      -------     -----
        Total allowance
          for loan
          losses.........    100.0%     $17,037     100.0%
                             =====      =======     =====

     Mortgage Servicing Rights: At December 31, 2000 and 1999, the Company's mortgage servicing rights balance totaled $211.1 million and $140.3 million, respectively. The increase in the mortgage servicing rights balance was primarily due to mortgage servicing rights retained totaling $116.0 million resulting from securitizations and sales to GSEs during the twelve months ending December 31, 2000. The assumptions used to value mortgage servicing rights at December 31, 2000 and December 31, 1999 follow:

                                                       ACTUAL                           VALUATION ASSUMPTIONS
                                -----------------------------------------------------   ---------------------
                                                                               WTD.
                                  BOOK     COLLATERAL    GROSS   SERVICING     AVG.     PREPAYMENT   DISCOUNT
                                 VALUE       BALANCE      WAC       FEE      MULTIPLE     SPEEDS      YIELD
                                --------   -----------   -----   ---------   --------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Master Servicing..............  $ 51,691   $14,118,761   8.47%     0.10%       3.60        18.4%       20.4%
                                           ===========   ====      ====        ====        ====        ====
Primary Servicing.............   159,436   $12,759,143   8.80%     0.41%       3.05        20.3%       13.5%
                                --------   ===========   ====      ====        ====        ====        ====
Total mortgage servicing
  rights......................  $211,127
                                ========
DECEMBER 31, 1999
Master Servicing..............  $ 51,365   $13,829,264   8.21%     0.11%       3.27        14.3%       16.3%
                                           ===========   ====      ====        ====        ====        ====
Primary Servicing.............    88,944   $ 7,746,664   8.39%     0.37%       3.10        13.5%       12.0%
                                --------   ===========   ====      ====        ====        ====        ====
Total mortgage servicing
  rights......................  $140,309
                                ========

     Deposits: Deposits totaled $797.9 million at December 31, 2000. The Company acquired $355.7 million in July of 2000 upon the acquisition of SGVB. The following table sets forth the average balance of, and the average interest rate paid on, deposits by deposit category for the year ended December 31, 2000.

                                                             AMOUNT         RATE
                                                           ----------      ------
                                                           (DOLLARS IN THOUSANDS)
Noninterest-bearing checking.............................   $  8,655        0.00%
Interest-bearing checking................................     11,459        1.90%
Savings..................................................     47,869        4.82%
Certificates of deposit..................................    207,728        6.60%
                                                            --------
          Total interest-bearing deposits................    267,056        6.08%
                                                            --------
          Total deposits.................................   $275,711        5.89%
                                                            ========

     The weighted average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawals. Accrued but unpaid interest on deposits included in other liabilities totaled $188 thousand at December 31, 2000.

     The following table summarizes certificates of deposit in amounts of $100,000 or more by maturity as of December 31, 2000:

                                                    (DOLLARS IN THOUSANDS)
Three months or less..............................         $ 71,518
Three to six months...............................           77,729
Six to twelve months..............................           92,099
Over twelve months................................           39,240
                                                           --------
          Total certificates of deposit...........         $280,586
                                                           ========

     Borrowings: At December 31, 2000, 1999, and 1998, the Company's borrowings totaled $2.9 billion, $3.1 billion, and $4.8 billion, respectively. Borrowings primarily consisted of loans and securities sold under committed agreements to repurchase totaling $2.0 billion, $2.2 billion, and $3.6 billion and syndicated bank lines and commercial paper conduit totaling $703.1 million, $792.5 million, and $932.4 million at December 31, 2000, 1999, and 1998, respectively. The maximum amount of borrowings at any month end during 2000, 1999, and 1998 was $4.1 billion in December of 2000, $4.6 billion in January of 1999, and $7.4 billion in August of 1998. The overall $273.7 million decrease in these borrowings from 1999 to 2000 was primarily due to the Company's success in obtaining $1.3 billion of advances from the FHLB and deposits from customers, both of which are lower-cost marginal financing alternatives to other borrowings. The Company is continuing to pursue strategic alternatives to manage its liabilities, with an emphasis on procuring committed financing, and longer-term facilities. The $1.7 billion decrease from 1998 to 1999 was due to the decrease in financed assets during the same period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in mortgage loans and mortgage-backed securities. The Company's primary sources of funds used to meet these financing needs include cash flow from operations, committed borrowings, advances from the FHLB, deposits, structured financing, and unsecured debt.

     At December 31, 2000, the Company had liquidity approximating $501.3 million, with a leverage ratio (debt to equity) of 6.9 to 1. Liquidity is defined as cash on hand and borrowing availability under committed lines of credit on eligible assets. The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. However, the Company's liquidity and capital resources will continue to depend on factors such as cash flow from operations, competitive conditions in the deposit market, and margins on financial collateral required by lenders.

     The table below summarizes the Company's sources of financing as of December 31, 2000:

                                        COMMITTED   OUTSTANDING                               MATURITY
 FINANCIAL INSTITUTION OR INSTRUMENT    FINANCING    BALANCES         TYPE OF FINANCING         DATE
 -----------------------------------    ---------   -----------       -----------------       --------
                                         (DOLLARS IN MILLIONS)
Merrill Lynch.........................   $1,000       $1,000      Repurchase Agreement         Nov-02
Paine Webber..........................      500          476      Repurchase Agreement         Sep-01
Morgan Stanley........................      500          249      Repurchase Agreement         Jul-01
Credit Suisse First Boston............      500          173      Repurchase Agreement         Jun-01
Greenwich Capital.....................      300           13      Repurchase Agreement         Nov-01
Bank Syndicate........................      650          524      Revolving Bank Line          Dec-02
Bank of America.......................       50           50      Revolving Bank Line          Sep-01
Bank of America.......................      200           79      Commercial Paper Conduit     Mar-01
Credit Lyonnais.......................      100           50      Commercial Paper Conduit     Mar-01
CMO's.................................       68           68      Collateralized Mortgage
                                                                  Obligation                       NA
                                                                  Senior Unsecured Notes and
                                                                  temporary increases in
                                                                  committed facilities        Various
Senior Unsecured Notes and other......       40          168
                                         ------       ------
Total Borrowings......................    3,908        2,850
Deposits..............................       NA          798
Advances from Federal Home Loan           1,500        1,264
  Bank................................
                                                      ------
          Total Financing.............                $4,912
                                                      ======

     In June of 1999, IndyMac's Board of Directors approved a $100 million share repurchase program. This program was amended twice during 2000 to increase the program amount to $300 million. From the share repurchase program's inception through December 31, 2000, the Company repurchased 14.8 million shares in open market transactions at an average price of approximately $15.32 per share, for a total of $227.3 million. Additionally, in August of 2000, the Company acquired
3.6 million shares in a bulk purchase from CCR at a price of $18.70 per share. This bulk purchase represented the entire holding of IndyMac stock by CCR. The bulk purchase was approved by the Board of Directors separately from the $300 million share repurchase program previously approved by the Board of Directors and does not impact the repurchase capacity remaining under the program.

     The Company has filed a shelf registration statement with the Securities and Exchange Commission. Under the terms of the registration statement, the Company is permitted to offer a variety of debt and equity instruments in an aggregate amount of $500 million. There is no assurance that the Company will be able to utilize the amounts under this shelf registration statement on terms acceptable to the Company.

     The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities and/or obtaining other sources of financing, including access to federally insured customer deposits and advances from the FHLB, and issuing additional debt or equity from time to time. Decisions by the Company's lenders and investors to make additional funds available to the Company in the future will depend upon a number of factors. These include the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of, and rates applicable to, financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

     In December of 2000, Standard & Poor's reaffirmed the ratings previously given to IndyMac, applying the same ratings to IndyMac Bank: short-term rating of A-3 and long-term rating of BBB- with a negative outlook.

     In October of 2000, Fitch IBCA Duff & Phelps ("Fitch") reaffirmed the following ratings for both IndyMac and IndyMac Bank: short-term rating of F2 and long-term rating of BBB- with a stable outlook.

     The senior secured revolving bank credit facility rated by Standard & Poor's and Fitch was refinanced in December of 2000. The Company elected not to have the new facility rated.

     As presented in the consolidated statements of cash flows, the sources of liquidity vary between years. The statements of cash flows include operating, investing, and financing categories. Net cash used in operating activities increased to $867.7 million in 2000 from net cash provided by operating activities of $700.8 million in 1999, an increase of $1.6 billion in cash used by operating activities. This increase in cash used was due to a $1.6 billion increase in net purchases and originations of mortgage and other loans held for sale. Net cash used in investing activities increased to $188.9 million in 2000 from $571.1 million net cash provided in 1999, an increase of $760.0 million. This was primarily due to an increase in cash used for purchasing securities of $631.0 million. Acquisitions of mortgage loans held for investment also increased from 1999 to 2000. Additionally, net cash used in investing activities increased by $88.6 million as a result of the purchase of SGVB and PNB Mortgage. Net cash provided from financing activities increased to $1.1 billion in 2000 from $1.3 billion net cash used in 1999, an increase of $2.4 billion. This increase in cash provided was primarily due to $1.2 billion in advances from the FHLB in 2000 and from the retention of deposits from new banking customers totaling $442.4 million during 2000. During 1999 borrowings decreased $1.1 billion as the Company was decreasing its asset base.

EFFECT OF INTEREST RATE CHANGES

     Due to the characteristics of its financial assets and liabilities, and the nature of its business activities, the Company's financial position and results of operations may be materially affected by changes in interest rates in various ways. With respect to its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy that seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by changes in market interest rates. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values could be expected to move inversely to each other in response to the movement in market interest rates. The Company invests in servicing and servicing related assets to hedge potential decreases in production volumes and gain on sale of loans due to increases in interest rates. The Company also hedges its servicing and servicing related assets to mitigate losses resulting from increased prepayments in a declining interest rate environment. However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment. In addition, cash flow considerations may require the Company to utilize different strategies with respect to hedging certain assets and/or production pipelines, including utilizing options as opposed to futures contracts and principal-only mortgage securities.

     Financial assets and other interest rate sensitive assets of the Company that tend to increase in value as interest rates increase, and decline in value as interest rates decrease, include AAA rated interest-only securities and mortgage servicing rights. These financial assets carry an implicit yield that is based upon estimates of future cash flows on an underlying pool of mortgage loans. As interest rates increase, the prepayments on the underlying pool of mortgage loans tend to slow, resulting in higher cash flows than would otherwise have been obtained, and therefore resulting in higher implicit yields. As of December 31, 2000, the Company held $258.2 million of AAA rated interest-only securities and $211.1 million of mortgage servicing rights.

     Financial instruments of the Company that tend to decrease in value as interest rates increase, and increase in value as interest rates decline, include REMIC senior securities, fixed rate investment grade and non-investment grade securities, principal-only securities and U.S. Treasury bonds. Similar to the AAA rated interest-only securities, the principal-only securities carry an implicit yield based upon estimates of future cash flows on an underlying pool of mortgage loans. However, the principal-only securities generally sell at a discount, similar to a "zero-coupon" bond, in order to generate a return.

     If interest rates increase and prepayments slow in comparison to assumed prepayment rates, the repayment rate of the principal-only security would tend to lengthen and thus reduce the implicit yield on the security. Conversely, if interest rates decrease, the rate of prepayment on the underlying pool of loans would tend to increase, resulting in a more rapid rate of repayment on the principal-only security and therefore a higher implicit yield. To a lesser extent, any mortgage securities held by the Company and supported by adjustable rate mortgage loans may change in value as interest rates change, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable changes in market interest rates.

     The Company is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company's B2B operations, originated through B2C or B2R, or financed through the Company's construction and warehouse lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher adjusted mortgage payments.

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

     To hedge changes in the value of its AAA rated interest-only securities portfolio and mortgage servicing rights, the Company generally chooses among several strategies, consisting of either buying mortgage-backed, U.S. Treasury or swap-based securities, futures, floors, swaps, or options, depending on several factors. The Company uses hedging instruments to reduce its exposure to interest rate risk, not to speculate on the direction of market interest rates. The Company has managed its interest rate risk in 2000 as described herein.

     As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the financial impact of changes in interest rates on its interest-earning assets, commitments and hedges. As of December 31, 2000, the Company estimates that a parallel downward shift in the 10-year U.S. Treasury bond rate of 100 basis points, or 1.00%, all else being constant, would result in an increase in after tax income for the Company of $690 thousand. The combined after tax gain on available for sale mortgage securities, recorded as a component of other comprehensive income, would be $4.3 million. The combined result would be an increase to comprehensive income of $5.0 million. The Company estimates that a parallel upward shift in U.S. Treasury bond rates and short-term indices of 100 basis points, or 1.00%, all else being constant, would result in an increase to after tax income for the Company of $4.0 million. The combined after tax loss on available for sale mortgage securities, recorded as a component of other comprehensive income would be $12.5 million. The combined result would be a reduction to comprehensive income of $8.5 million.

     The assumptions inherent in the Company's model are based on December 31, 2000 asset classifications and include valuation changes in an instantaneous rate shock and include assumptions as to a degree of correlation between the hedges and hedged assets and as a result are subject to basis risk (i.e., the spread-widening or spread-tightening risk between the change in rates on U.S. Treasury bonds and mortgage-backed securities). Changes in OCI do not reflect fair value changes in liabilities. As a result, the impact on OCI reported above tends to overstate gains and losses in decreasing and increasing rate environments, respectively. In addition, the sensitivity analyses described in the prior two paragraphs are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as increases in income associated with the increase in production volume that could result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

     In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133." In November of 1999, the Emerging Issues Task Force issued EITF 99-20, "Recognition of Interest Income and Impairment on Certain Investments" ("EITF 99-20"). These four pronouncements, which are effective as of January 1, 2001 for the Company, mandate new hedge accounting rules and impairment assessment guidelines for cash flow sensitive assets.

     In connection with the adoption of SFAS 133 and related pronouncements, the Company reclassified its AAA rated interest-only securities and principal-only securities portfolios to "trading" effective January of 2001. As a result, these securities and related hedging instruments will be marked-to-market through earnings and will no longer be recorded in other comprehensive income ("OCI"). With respect to the mortgage pipeline, the Company may experience some level of hedge ineffectiveness between its hedging instruments and the hedged loans. SFAS 133 requires all hedge ineffectiveness to be recognized through earnings. See "Note 24 -- Subsequent Events" for further information.

     The Company will continue to manage interest rate risk in the same manner as before and, therefore, the new accounting requirements do not change, from an economic standpoint, the results of operations of the Company. Application of the new accounting requirements could, however, result in some volatility in reported earnings from accounting principles generally accepted in the United States of America.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of Interest Rate Changes" for quantitative and qualitative disclosure about market risk.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-K may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the Company's statements regarding liquidity, provisions for loan losses, capital resources, and anticipated future expense levels and other anticipated aspects of future operations. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect," "project," "plan," "forecast," "intend," and other similar expressions. These statements reflect the

Company's current views with respect to future events and financial performance. They are subject to risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following factors could cause future results to differ materially from historical results or those anticipated in any forward-looking statements herein:

           (1) the level of demand for consumer loans, mortgage loans and construction loans, which can be affected by such external factors as (a) the level of interest rates, (b) tax laws, (c) the strength of various segments of the economy (including the strength of the stock market), and
     (d) demographics of the Company's lending markets;

           (2) the direction of interest rates and the relationship between interest rates and the Company's assets, liabilities, and hedging strategies;

           (3) the accuracy of the Company's estimates used in determining the fair value of certain assets such as AAA rated interest only securities, mortgage servicing rights, non-investment grade securities, and residual securities;

           (4) the rate of loan losses incurred by the Company, the level of loss reserves maintained by the Company, and Company management's judgments regarding the collectibility of loans;

           (5) liquidity requirements of the Company, which may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures of the Company;

           (6) the implementation of recently issued Financial Accounting Standards Board pronouncements (SFAS 133, SFAS 137 and SFAS 138) may cause increased volatility in the Company's earnings reported in accordance with accounting principles generally accepted in the United States of America;

           (7) federal and state regulation of the Company's consumer lending and banking operations -- the Company is a newly regulated federal savings bank and will be subject to its first comprehensive safety and soundness exam by the Office of Thrift Supervision beginning in April, 2001;

           (8) actions undertaken by current and potential competitors of the Company, many of which may have lower costs of funds or other competitive advantages over the Company;

           (9) the availability of funds from the Company's lenders and other sources of financing that support the Company's lending activities;

          (10) decisions by the Company to securitize, sell, or purchase certain loans or securities;

          (11) the Company's management of the borrower, industry, product and geographic concentrations represented in its loan portfolio;

          (12) the degree of success of the Company in executing upon its growth plans for its consumer and mortgage banking operations;

          (13) economic downturns or natural disasters in the Company's principal lending markets, including California, Florida, New Jersey and New York;

          (14) other risks and uncertainties detailed herein under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the FDIC and the OTS, which policies and regulations could affect the Company's results.

     At the time of this Form 10-K, there are, without limitation new rules and regulations concerning subprime lending and institutional capital requirements that could impact the Company's operations or financial results.

     Also, the Company's operations are centered in the State of California and are heavily dependent upon the steady supply of electrical power. At the time of this Form 10-K there exists uncertainty as to the steady availability of electrical power throughout the State of California in the foreseeable future.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to directors and executive officers of IndyMac is hereby incorporated by reference to IndyMac's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to IndyMac's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 2000 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to IndyMac's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 2000 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to IndyMac's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 2000 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) -- Financial Statements and Schedules

     The information required by this section of Item 14 is set forth in the Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

     (3) Exhibits

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     2.1*    Agreement and Plan of Merger dated as of January 29, 1997
             among IndyMac Mortgage Holdings, Inc., formerly known as CWM
             Mortgage Holdings, Inc. ("IndyMac" or the "Company"),
             Countrywide Asset Management Corporation ("CAMC"), and
             Countrywide Credit Industries, Inc. ("CCR") (incorporated by reference to Appendix A to the Company's definitive proxy
             statement filed with the SEC on May 21, 1997).
     2.2*    Amended and Restated Agreement and Plan of Merger by and
             between SGV Bancorp, Inc. ("SGVB") and the Company dated as of July 12, 1999 and Amended and Restated as of October 25,
             1999 (incorporated by reference to Appendix A to the
             definitive joint proxy statement of the Company and SGVB
             filed with the SEC on November 5, 1999).
     3.1*    Restated Certificate of Incorporation of IndyMac
             (incorporated by reference to Exhibit 3.1 to IndyMac's Form
             10-Q for the quarter ended September 30, 2000).
     3.2*    Amended and Restated Bylaws of IndyMac (incorporated by
             reference to Exhibit 3.2 to IndyMac's Form 10-Q for the
             quarter ended September 30, 2000).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     4.1*    Indenture (the "Indenture"), dated as of December 1, 1985, between Countrywide Mortgage Obligations, Inc. ("CMO, Inc.")
             and Bankers Trust Company, as Trustee ("BTC") (incorporated by reference to Exhibit 4.1 to CMO, Inc.'s Form 8-K filed
             with the SEC on January 24, 1986).
     4.2*    Series A Supplement, dated as of December 1, 1985, to the
             Indenture (incorporated by reference to Exhibit 4.2 to CMO,
             Inc.'s Form 8-K filed with the SEC on January 24, 1986).
     4.3*    Series M Supplement, dated as of January 1, 1987, to the
             Indenture (incorporated by reference to Exhibit 4.3 to CMO,
             Inc.'s Form 8-K filed with the SEC on March 16, 1987).
     4.4*    Indenture Supplement, dated as of September 1, 1987, among
             Countrywide Mortgage Obligations III, Inc. ("CMO III,
             Inc."), CMO, Inc. and BTC (incorporated by reference to
             Exhibit 4.1 to CMO III, Inc.'s Form 8-K filed with the SEC on October 9, 1987).
     4.5*    Indenture dated as of March 30, 1993 between Countrywide
             Mortgage Trust 1993-I (the "1993-I Trust") and State Street
             Bank and Trust Company (the "Bond Trustee") (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 1993).
     4.6*    Indenture dated as of April 14, 1993 between Countrywide
             Mortgage Trust 1993-II (the "1993-II Trust") and the Bond
             Trustee (incorporated by reference to Exhibit 4.2 to the
             Company's Form 10-Q for the quarter ended March 31, 1993).
     4.7*    First Supplemental Indenture dated as of May 24, 1993
             between the 1993-II Trust and the Bond Trustee (incorporated by reference to Exhibit 4.25 to the Company's Form 10-K for the year ended December 31, 1994).
     4.8*    2000 Stock Incentive Plan, as amended (incorporated by
             reference to Exhibit 4.1 to IndyMac's Form 10-Q for the
             quarter ended September 30, 2000).
    10.1*    Deposit Trust Agreement dated as of March 24, 1993 between
             CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1993).
    10.2*    Master Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, the Company (formerly known as
             Countrywide Mortgage Investments, Inc., "CMI"), and the Bond
             Trustee (incorporated by reference to Exhibit 10.2 to the
             Company's Form 10-Q for the quarter ended March 31, 1993).
    10.3*    Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, CHL and the Bond Trustee (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1993).
    10.4*    First Amendment dated as of March 30, 1993 to Agreement
             between CMO II, Inc. and CMI (incorporated by reference to
             Exhibit 10.5 to the Company's Form 10-Q for the quarter
             ended March 31, 1993).
    10.5*    Deposit Trust Agreement dated as of April 7, 1993 between
             CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended March 31, 1993).
    10.6*    Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CMI and the Bond Trustee
             (incorporated by reference to Exhibit 10.8 to the Company's
             Form 10-Q for the quarter ended March 31, 1993).
    10.7*    Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CHL and the Bond Trustee (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarter ended March 31, 1993).
    10.8*    First Amendment to Deposit Trust Agreement dated as of April
             13, 1993 between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarter ended March 31,
             1993).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.9*    Contribution and Mortgage Loan Acquisition Agreement dated as of April 19, 1993 between CMI and CHL (incorporated by
             reference to Exhibit 10.2 to the Company's Amendment No. 3 to S-3 Registration Statement (No. 33-63034) filed with the
             SEC on July 16, 1993).
    10.10*   First Amendment to Deposit Trust Agreement dated as of April
             16, 1993 between CMO II, Inc. and Wilmington Trust Company
             (incorporated by reference to Exhibit 10.8 to the Company's
             Form 10-Q for the quarter ended June 30, 1993).
    10.11*   Employment Agreement dated December 30, 1998 between IndyMac and David S. Loeb (incorporated by reference to Exhibit
             10.57 to the Company's Form 10-K for the year ended December
             31, 1998).
    10.12*   Employment Agreement dated February 4, 2000 between IndyMac and Michael W. Perry (incorporated by reference to Exhibit
             10.26 to the Company's Form 10-K for the year ended December
             31, 1999).
    10.13*   Employment Agreement dated February 4, 2000 between IndyMac and Richard H. Wohl (incorporated by reference to Exhibit
             10.27 to the Company's Form 10-K for the year ended December
             31, 1999).
    10.14*   Amendment to Employment Agreement dated February 29, 2000
             between IndyMac and David S. Loeb (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year
             ended December 31, 1999).
    10.15*   Resignation Agreement dated February 29, 2000 between
             IndyMac and Angelo R. Mozilo (incorporated by reference to
             Exhibit 10.1 to IndyMac's Form 10-Q for the quarter ended
             March 31, 2000).
    10.16    Employment Agreement dated October 18, 2000 between IndyMac
             Bank, F.S.B. ("IndyMac Bank") and Roger Molvar.
    10.17    Employment Agreement dated November 1, 2000 between IndyMac
             Bank and Carmella Grahn.
    10.18    Amendment to Employment Agreement dated December 1, 2000
             between IndyMac and Michael W. Perry.
    10.19    Amendment to Employment Agreement dated December 1, 2000
             between IndyMac and Richard H. Wohl.
    10.20    Rider to Employment Agreement dated December 15, 2000
             between IndyMac Bank and Roger Molvar.
    10.21    Rider to Employment Agreement dated December 15, 2000
             between IndyMac Bank and Carmella Grahn.
    10.22    Second Amendment to Employment Agreement dated February 1,
             2001 between IndyMac and David S. Loeb.
    10.23    Employment Agreement dated February 5, 2001 between IndyMac
             Bank and S. Blair Abernathy.
    21.1     List of Subsidiaries.
    23.1     Consent of Grant Thornton LLP

---------------
* Incorporated by reference.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 28, 2001.

                                          INDYMAC BANCORP, INC.

                                          By:     /s/ MICHAEL W. PERRY
                                            ------------------------------------
                                                      Michael W. Perry
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Michael W. Perry and Roger H. Molvar his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                  /s/ DAVID S. LOEB                       Chairman of the Board of      March 28, 2001
-----------------------------------------------------             Directors
                    David S. Loeb

                /s/ MICHAEL W. PERRY                     Vice Chairman of the Board     March 28, 2001
-----------------------------------------------------         of Directors and
                  Michael W. Perry                         Chief Executive Officer
                                                        (Principal Executive Officer)

                /s/ CARMELLA L. GRAHN                   Executive Vice President and    March 28, 2001
-----------------------------------------------------      Chief Financial Officer
                  Carmella L. Grahn                       (Principal Financial and
                                                             Accounting Officer)

                 /s/ LYLE E. GRAMLEY                              Director              March 28, 2001
-----------------------------------------------------
                   Lyle E. Gramley

                  /s/ HUGH M. GRANT                               Director              March 28, 2001
-----------------------------------------------------
                    Hugh M. Grant

                /s/ PATRICK C. HADEN                              Director              March 28, 2001
-----------------------------------------------------
                  Patrick C. Haden

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                /s/ THOMAS J. KEARNS                              Director              March 28, 2001
-----------------------------------------------------
                  Thomas J. Kearns

             /s/ FREDERICK J. NAPOLITANO                          Director              March 28, 2001
-----------------------------------------------------
               Frederick J. Napolitano

                /s/ JAMES R. UKROPINA                             Director              March 28, 2001
-----------------------------------------------------
                  James R. Ukropina

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             INDYMAC BANCORP, INC.
                                AND SUBSIDIARIES

                       DECEMBER 31, 2000, 1999, AND 1998

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                         DECEMBER 31, 2000, 1999, 1998

                                                              PAGE
                                                              ----
INDYMAC BANCORP, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants..........   F-3
Financial Statements
  Consolidated Balance Sheets...............................   F-4
  Consolidated Statements of Earnings.......................   F-5
  Consolidated Statements of Shareholders' Equity and
     Comprehensive Income...................................   F-6
  Consolidated Statements of Cash Flows.....................   F-7
  Notes to Financial Statements.............................   F-8

INDYMAC, INC. AND SUBSIDIARIES(1)
Report of Independent Certified Public Accountants..........  F-45
Financial Statements
  Consolidated Balance Sheets...............................  F-46
  Consolidated Statements of Operations.....................  F-47
  Consolidated Statements of Shareholders' Equity and
     Comprehensive Income...................................  F-48
  Consolidated Statements of Cash Flows.....................  F-49
  Notes to Financial Statements.............................  F-50

---------------
(1) IndyMac, Inc. and Subsidiaries' financial statements as of and for the three years ended December 31, 1999, as previously issued, are included in this Form 10-K in compliance with Regulation S-X 210.3-09(a), which states that a registrant shall include the separate financial statements of a significant subsidiary.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
IndyMac Bancorp, Inc.

     We have audited the accompanying consolidated balance sheets of IndyMac Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          GRANT THORNTON LLP

Los Angeles, California
January 22, 2001

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Cash and cash equivalents...................................  $   67,867    $    4,488
Investment securities available for sale, amortized cost of
  $18,298 and $0, respectively..............................      18,387            --
Mortgage-backed securities available for sale, amortized
  cost of $1,147,376 and $458,578, respectively ($387.2
  million pledged as collateral for repurchase agreements at
  December 31, 2000)........................................   1,135,916       471,231
Loans receivable:
  Loans held for sale
     Prime..................................................   1,219,737       504,755
     Subprime...............................................     201,035       110,488
  Loans held for investment
     Mortgage...............................................   1,578,216     1,180,757
     Builder construction...................................     554,028       755,326
     Consumer construction..................................     372,394       249,618
     Income property........................................      57,717        52,647
     Revolving warehouse lines of credit....................      57,492       243,630
  Allowance for loan losses.................................     (58,962)      (53,880)
                                                              ----------    ----------
          Total loans receivable ($2.0 billion pledged as
           collateral for repurchase agreements at December
           31, 2000)........................................   3,981,657     3,043,341
Mortgage servicing rights...................................     211,127            --
Foreclosed assets...........................................      16,265        21,286
Investment in Federal Home Loan Bank stock, at cost.........      63,281            --
Interest receivable.........................................      51,432        41,290
Goodwill and other intangible assets........................      38,724            --
Other assets................................................     155,548       144,886
                                                              ----------    ----------
          Total assets......................................  $5,740,204    $3,726,522
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits....................................................  $  797,935    $       --
Advances from Federal Home Loan Bank........................   1,264,457            --
Borrowings..................................................   2,850,189     2,863,973
Other liabilities...........................................      99,730        35,019
                                                              ----------    ----------
          Total liabilities.................................   5,012,311     2,898,992
Shareholders' Equity Preferred Stock -- authorized,
  10,000,000 shares of $0.01 par value; none issued.........          --            --
  Common stock -- authorized, 200,000,000 shares of $0.01
     par value; issued 81,758,312 shares (62,176,316
     outstanding) at December 31, 2000 and issued 80,720,129
     shares (75,076,868 outstanding) at December 31, 1999...         818           807
  Additional paid-in capital................................     920,205     1,080,327
  Accumulated other comprehensive (loss) income.............      (2,603)        7,433
  Retained earnings.........................................     117,926       393,149
  Cumulative distributions to shareholders..................          --      (577,808)
  Treasury stock, 19,581,996 shares and 5,643,261 shares,
     respectively...........................................    (308,453)      (76,378)
                                                              ----------    ----------
          Total shareholders' equity........................     727,893       827,530
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $5,740,204    $3,726,522
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Interest income
  Investment securities available for sale..................  $    620    $     --    $     --
  Mortgage-backed securities available for sale.............    79,562      15,593      42,252
  Loans held for sale
    Prime...................................................    82,547      55,243     115,091
    Subprime................................................    22,401       9,072      27,737
    Income property.........................................     2,111          --          --
    Manufactured housing....................................        --      13,038      16,178
    Home improvement........................................        --      14,995      18,333
  Loans held for investment
    Mortgage................................................   123,455      80,566     135,266
    Builder construction....................................    76,157      78,292      79,827
    Consumer construction...................................    28,085      30,334      27,689
    Income property.........................................     4,781       6,517       3,457
    Revolving warehouse lines of credit.....................    16,397      21,553      44,452
  Advances to IndyMac, Inc..................................        --      20,525      17,381
  Other.....................................................     2,287         886       1,162
                                                              --------    --------    --------
         Total interest income..............................   438,403     346,614     528,825
Interest expense
  Deposits..................................................    16,245          --          --
  Advances from Federal Home Loan Bank......................    13,559          --          --
  Borrowings................................................   253,551     185,623     355,359
                                                              --------    --------    --------
         Total interest expense.............................   283,355     185,623     355,359
                                                              --------    --------    --------
         Net interest income................................   155,048     160,991     173,466
Provision for loan losses...................................    15,974      16,446      35,892
                                                              --------    --------    --------
         Net interest income after provision for loan
           losses...........................................   139,074     144,545     137,574
Other income
  Equity in earnings (loss) of IndyMac, Inc.................        --       2,109     (58,232)
  Gain on sale of loans.....................................   123,637          --          --
  Service fee income........................................    35,389          --          --
  Gain (loss) on sale of mortgage-backed securities, net....     4,764         (69)         --
  Loss on sale of other securities, net.....................        --          --     (16,206)
  Fee and other income (loss)...............................    34,234       3,944         (60)
                                                              --------    --------    --------
         Total other income.................................   198,024       5,984     (74,498)
                                                              --------    --------    --------
         Net revenues.......................................   337,098     150,529      63,076
Other expense
  Salaries and related......................................   111,282      24,168      19,616
  General and administrative expenses.......................    64,213      10,432       9,670
  Amortization of goodwill and other intangible assets......     2,266          --          --
  Non-recurring, acquisitions, and other charges............    18,257          --          --
                                                              --------    --------    --------
         Total other expense................................   196,018      34,600      29,286
                                                              --------    --------    --------
Earnings before provision for income tax....................   141,080     115,929      33,790
  Provision for income tax..................................    59,254          --          --
  Income tax benefit from termination of REIT status........   (36,100)         --          --
                                                              --------                --------
         Net earnings.......................................  $117,926     115,929    $ 33,790
                                                              ========                ========
           Pro forma provision for income taxes (unaudited,
             see notes 1 and 2).............................                48,373
                                                                          --------
         Pro forma net earnings (unaudited, see notes 1 and
           2)...............................................              $ 67,556
                                                                          ========
Earnings per share
  Basic.....................................................  $   1.73
  Diluted...................................................  $   1.69
Pro forma earnings per share (unaudited, see notes 1 and 2)
  Basic.....................................................              $   0.87
  Diluted...................................................              $   0.86

        The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                     ACCUMULATED
                                                                       ADDITIONAL       OTHER                        TOTAL
                                                  SHARES      COMMON    PAID-IN     COMPREHENSIVE   CUMULATIVE   COMPREHENSIVE
                                                OUTSTANDING   STOCK     CAPITAL     INCOME(LOSS)     EARNINGS       INCOME
                                                -----------   ------   ----------   -------------   ----------   -------------
Balance at December 31, 1997..................   63,351,616    $634    $  773,475     $ (1,505)     $ 243,430
Common stock options exercised................    1,081,225       1         1,032           --             --            --
Directors' and officers' notes receivable.....           --      10         8,743           --             --            --
Deferred compensation, restricted stock.......      464,850       5         1,053           --             --            --
401(k) contribution...........................       37,192      --           760           --             --            --
Net loss on mortgage securities available for
  sale........................................           --      --            --      (17,271)            --       (17,271)
Dividend reinvestment plan....................   10,859,552     108       233,796           --             --            --
Purchases of common stock.....................   (1,100,870)     --            --           --             --            --
Net earnings..................................           --      --            --           --         33,790        33,790
Dividends paid................................           --      --            --           --             --            --
                                                -----------    ----    ----------     --------      ---------      --------
Net change....................................   11,341,949     124       245,384      (17,271)        33,790        16,519
                                                -----------    ----    ----------     --------      ---------      --------
Balance at December 31, 1998..................   74,693,565     758     1,018,859      (18,776)       277,220
                                                -----------    ----    ----------     --------      ---------
Common stock options exercised................      159,938       2         1,779           --             --
Directors' and officers' notes receivable.....           --      --         8,503           --             --            --
Deferred compensation, restricted stock.......      234,661       2         2,543           --             --            --
401(k) contribution...........................       56,126       1           704           --             --            --
Net gain on mortgage securities available for
  sale........................................           --      --            --       26,209             --        26,209
Dividend reinvestment plan....................    4,474,969      44        47,939           --             --            --
Purchases of common stock.....................   (4,542,391)     --            --           --             --            --
Net earnings..................................           --      --            --           --        115,929       115,929
Dividends paid................................           --      --            --           --             --            --
                                                -----------    ----    ----------     --------      ---------      --------
Net change....................................      383,303      49        61,468       26,209        115,929       142,138
                                                -----------    ----    ----------     --------      ---------      --------
Balance at December 31, 1999..................   75,076,868     807     1,080,327        7,433        393,149
                                                -----------    ----    ----------     --------      ---------
Common stock options exercised................      874,836       7        18,785           --             --
Directors' and officers' notes receivable.....           --      --           506           --             --            --
Deferred compensation, restricted stock.......       79,038       3         3,982           --             --            --
401(k) contribution...........................       72,980       1         1,109           --             --            --
Net loss on mortgage securities available for
  sale........................................           --      --            --      (10,036)            --       (10,036)
Dividend reinvestment plan....................       11,329      --           155           --             --            --
Purchases of common stock.....................  (13,938,735)     --            --           --             --            --
Close-out of cumulative earnings and
  distributions to additional paid-in
  capital.....................................           --      --      (184,659)          --       (393,149)           --
Net earnings..................................           --      --            --           --        117,926       117,926
                                                -----------    ----    ----------     --------      ---------      --------
Net change....................................  (12,900,552)     11      (160,122)     (10,036)      (275,223)     $107,890
                                                -----------    ----    ----------     --------      ---------      --------
Balance at December 31, 2000..................   62,176,316    $818    $  920,205     $ (2,603)     $ 117,926
                                                ===========    ====    ==========     ========      =========


                                                   CUMULATIVE                      TOTAL
                                                DISTRIBUTIONS TO   TREASURY    SHAREHOLDERS'
                                                  SHAREHOLDERS       STOCK        EQUITY
                                                ----------------   ---------   -------------
Balance at December 31, 1997..................     $(312,140)      $      --     $ 703,894
Common stock options exercised................            --              --         1,033
Directors' and officers' notes receivable.....            --              --         8,753
Deferred compensation, restricted stock.......            --              --         1,058
401(k) contribution...........................            --              --           760
Net loss on mortgage securities available for
  sale........................................            --              --       (17,271)
Dividend reinvestment plan....................            --              --       233,904
Purchases of common stock.....................            --         (13,062)      (13,062)
Net earnings..................................            --              --        33,790
Dividends paid................................      (130,756)             --      (130,756)
                                                   ---------       ---------     ---------
Net change....................................      (130,756)        (13,062)      118,209
                                                   ---------       ---------     ---------
Balance at December 31, 1998..................      (442,896)        (13,062)      822,103
                                                   ---------       ---------     ---------
Common stock options exercised................            --              --         1,781
Directors' and officers' notes receivable.....            --              --         8,503
Deferred compensation, restricted stock.......            --              --         2,545
401(k) contribution...........................            --              --           705
Net gain on mortgage securities available for
  sale........................................            --              --        26,209
Dividend reinvestment plan....................            --              --        47,983
Purchases of common stock.....................            --         (63,316)      (63,316)
Net earnings..................................            --              --       115,929
Dividends paid................................      (134,912)             --      (134,912)
                                                   ---------       ---------     ---------
Net change....................................      (134,912)        (63,316)        5,427
                                                   ---------       ---------     ---------
Balance at December 31, 1999..................      (577,808)        (76,378)      827,530
                                                   ---------       ---------     ---------
Common stock options exercised................            --              --        18,792
Directors' and officers' notes receivable.....            --              --           506
Deferred compensation, restricted stock.......            --              --         3,985
401(k) contribution...........................            --              --         1,110
Net loss on mortgage securities available for
  sale........................................            --              --       (10,036)
Dividend reinvestment plan....................            --              --           155
Purchases of common stock.....................            --        (232,075)     (232,075)
Close-out of cumulative earnings and
  distributions to additional paid-in
  capital.....................................       577,808              --            --
Net earnings..................................            --              --       117,926
                                                   ---------       ---------     ---------
Net change....................................       577,808        (232,075)      (99,637)
                                                   ---------       ---------     ---------
Balance at December 31, 2000..................     $      --       $(308,453)    $ 727,893
                                                   =========       =========     =========

        The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2000          1999            1998
                                                              ----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  117,926    $   115,929    $     33,790
  Adjustments to reconcile net earnings to net cash (used
    in) provided by operating activities:
    Amortization of goodwill and other intangible assets....       2,266             --              --
    Other depreciation and amortization.....................     169,705         53,663          71,057
    Gain on sale of loans...................................    (123,637)            --              --
    (Gain) loss on sale of securities.......................      (4,764)            69          16,206
    Provision for loan losses...............................      15,974         16,446          35,892
    Non-cash compensation expense...........................      16,904          3,250           1,818
    Equity in (earnings) loss of IndyMac, Inc...............          --         (2,109)         58,232
  Sale of and payments from mortgage and other loans held
    for sale................................................   7,366,317      6,435,475      11,860,416
  Purchases and originations of mortgage and other loans
    held for sale...........................................  (8,424,714)    (5,900,265)    (12,122,626)
  Purchases of trading mortgage securities..................          --             --        (152,947)
  Sale of and payments from trading mortgage securities.....          --             --          92,257
  Net (increase) decrease in other assets and liabilities...      (3,710)       (21,640)         35,925
                                                              ----------    -----------    ------------
        Net cash (used in) provided by operating
          activities........................................    (867,733)       700,818         (69,980)
                                                              ----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage loans held for investment...........    (156,279)       (11,824)       (324,184)
  Payments and sales from mortgage loans held for
    investment..............................................     498,102        360,983       1,705,233
  Net (increase) decrease in manufactured housing loans held
    for investment..........................................     (10,658)          (479)          4,781
  Net decrease (increase) in home improvement loans held for
    investment..............................................      32,832        (50,255)             --
  Net (increase) decrease in construction loans
    receivable..............................................    (199,203)       173,576        (494,519)
  Net decrease in revolving warehouse lines of credit.......     174,762        202,381          67,469
  Purchases of securities available for sale................    (723,654)       (92,673)       (634,124)
  Sales of and payments from securities available for
    sale....................................................     342,171         20,992         911,250
  Purchases of mortgage servicing rights....................        (564)            --              --
  Net increase in investment in Federal Home Loan Bank
    stock, at cost..........................................     (57,767)            --              --
  Net cash purchase of SGV Bancorp..........................     (53,357)            --              --
  Net cash purchase of PNB Mortgage.........................     (35,291)            --              --
  Net decrease in advances to IndyMac, Inc..................          --        (31,612)       (153,237)
                                                              ----------    -----------    ------------
        Net cash (used in) provided by investing
          activities........................................    (188,906)       571,089       1,082,669
                                                              ----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................     442,438             --              --
  Net increase in advances from Federal Home Loan Bank......   1,170,520             --              --
  Net decrease in borrowings................................    (276,858)    (1,127,709)     (1,125,422)
  Net proceeds from issuance of common stock and exercise of
    stock options...........................................      15,993         57,703         243,690
  Purchases of common stock.................................    (232,075)       (63,316)        (13,062)
  Cash dividends paid.......................................          --       (134,912)       (130,756)
                                                              ----------    -----------    ------------
        Net cash provided by (used in) financing
          activities........................................   1,120,018     (1,268,234)     (1,025,550)
                                                              ----------    -----------    ------------
Net increase (decrease) in cash and cash equivalents........      63,379          3,673         (12,861)
Cash and cash equivalents at beginning of period............       4,488            815          13,676
                                                              ----------    -----------    ------------
Cash and cash equivalents at end of period..................  $   67,867    $     4,488    $        815
                                                              ==========    ===========    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $  264,028    $   188,564    $    356,174
                                                              ==========    ===========    ============
  Cash paid for income taxes................................  $   27,854    $        --    $         --
                                                              ==========    ===========    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  The fair value of noncash assets acquired and liabilities
    assumed in the Company's purchases of IndyMac, Inc. and
    SGVB during 2000 was approximately $868 million and $783
    million, respectively.
  Transfer of manufactured housing loans held for sale to
    loans held for investment...............................  $       --    $    91,559    $      1,716
                                                              ==========    ===========    ============
  Transfer of home improvement loans held for sale to loans
    held for investment.....................................  $       --    $   223,181    $         --
                                                              ==========    ===========    ============
  Retirement of collateral for collateralized mortgage
    obligations.............................................  $       --    $    15,559    $         --
                                                              ==========    ===========    ============

        The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     IndyMac Bancorp, Inc. ("IndyMac" or "Parent Company" and together with its subsidiaries, "the Company") conducts a diversified mortgage lending business, manages an investment portfolio and offers commercial lending and retail banking products including builder construction loans and warehouse lines of credit.

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

     Prior to July of 2000, IndyMac Bancorp, Inc. was known as IndyMac Mortgage Holdings, Inc. In conjunction with its acquisition of SGV Bancorp, Inc. in July of 2000, IndyMac Mortgage Holdings, Inc. reorganized into two entities: IndyMac Bancorp, Inc., a registered savings and loan holding company, and IndyMac Bank, F.S.B. ("IndyMac Bank"), a federally chartered stock savings association insured by the FDIC.

     As a savings and loan holding company, IndyMac is subject to regulation by the Office of Thrift Supervision ("OTS") under the holding company provisions of the federal Home Owners' Loan Act ("HOLA"). As a federally chartered and insured stock savings association, IndyMac Bank is subject to regulation and supervision by the OTS, which is the primary federal regulator of savings associations, and the FDIC, in its role as federal deposit insurer. The primary purpose of the statutory and regulatory scheme is to protect depositors, the financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies.

  Financial Statement Presentation

     For the year ended December 31, 2000, the consolidated financial statements include the accounts of IndyMac and its subsidiaries, including IndyMac Bank. For the years ended December 31, 1999 and 1998, the consolidated financial statements include the accounts of IndyMac and its qualified REIT subsidiaries. Prior to January of 2000, one of the Company's subsidiaries, IndyMac, Inc. ("IndyMac Operating") was not consolidated with IndyMac for financial reporting or tax purposes. During this period, all of the outstanding voting common stock and 1% of the economic interest of IndyMac Operating was owned by Countrywide Home Loans, Inc. ("CHL"); however, IndyMac had the ability to exercise influence over the financial and operating policies of IndyMac Operating through its ownership of the preferred stock of, and through various contracts with, IndyMac Operating. As such, for the years ended December 31, 1999 and 1998, IndyMac Operating was accounted for under the equity method. Effective January of 2000, IndyMac purchased all of IndyMac Operating's outstanding common stock. Beginning January of 2000, IndyMac Operating was consolidated into the financial statements of IndyMac as a wholly owned subsidiary.

     All significant intercompany balances and transactions with IndyMac's consolidated subsidiaries have been eliminated in consolidation of IndyMac. The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Certain reclassifications have been made to the financial statements for the years ended December 31, 1999 and 1998 to conform to the December 31, 2000 presentation.

  Use of Estimates

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period; significant estimates include the allowance for loan losses, and the value of the Company's mortgage-backed securities for which active markets do not exist. Actual results may differ significantly from those estimates and assumptions.

  Cash and Cash Equivalents

     For the purpose of reporting cash flows, cash and cash equivalents include cash on deposit and overnight investments.

  Investment and Mortgage-Backed Securities

     Investment securities consist primarily of agency and corporate notes. Mortgage-backed securities consist primarily of adjustable-rate agency securities, AAA rated senior securities, investment and non-investment grade securities, AAA rated interest-only securities, and residual securities. All securities are classified as available for sale and are carried at fair value. Fair value is estimated based on market quotes, when available, or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Such assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change.

     Unrealized gains and losses resulting from fair value adjustments on investment and mortgage-backed securities are excluded from earnings and reported as a separate component of comprehensive income, net of taxes, in shareholders' equity. The Company values AAA rated interest-only securities initially and subsequently by computing the present value of estimated future cash flows, discounted at a market rate of return for an asset of similar duration, using current estimates for prepayment rates. When available, market quotes are used to validate valuation assumptions. An impairment write-down to fair value is charged to earnings for those securities whose amortized cost exceeds the present value at the risk-free rate. The Company estimates future prepayment rates based upon current interest rate levels, collateral seasoning and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. Realized gains and losses are calculated using the specific identification method.

  Loans Receivable

     The Company originates and purchases mortgage loans for both portfolio investment and for sale. Loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method by asset type. The cost of loans held for sale is adjusted by gains and losses from hedging transactions, principally using forward commitments and futures contracts, entered into to protect the fair value of the inventory of loans arising from changes in interest rates. Hedge positions are also used to reduce the impact of changes in interest rates on the Company arising from its commitments to purchase loans. Gains and losses resulting from changes in the market value of inventory, pipeline, and open hedge positions are netted. Any net gain that results is deferred until the corresponding loans are sold; any net loss that results is recognized when incurred. Hedging gains and losses realized during the commitment and warehousing period related to unfunded loan commitments and loans held for sale are deferred. Hedging losses are recognized currently if deferring such losses would result in loans held for sale and unfunded loan commitments being valued in excess of their estimated net realizable value.

     Loans are classified as held for investment based on management's intent and ability to hold the loans for the foreseeable future. Such loans are recorded at amortized cost. The resulting market discount is amortized to interest income over the estimated life of the loan using the interest method. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility, and if appropriate, previously accrued interest is reversed.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     Construction loans are carried at amortized cost. Construction loans include deferred loan fees and commissions paid, which are amortized over the life of the loans to interest income using the interest method. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.

  Allowance for Loan Losses

     The Company maintains an allowance for loan losses on its loan portfolios. Additions to the allowance are based on assessments of certain factors, including but not limited to estimated inherent losses on the loans, general economic conditions, and trends in portfolio volume, composition, borrower credit quality, maturity and delinquency. Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge off. Subsequent recoveries of items previously charged off are credited to the allowance.

     The Company classifies loans as impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans held for sale or those large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans reviewed by the Company for impairment are limited to construction and income property loans and warehouse lines of credit. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income recognized, pursuant to the discussion above for non-accrual loans. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis.

  Mortgage Servicing Rights

     The Company retains mortgage servicing rights in connection with both the primary and master servicing responsibilities associated with sales of loans and securities. The Company also acquires, from time to time, the rights to service, as opposed to master service, loans in connection with the purchase of such loans. The Company received annual servicing fees averaging 41 and 37 basis points of the outstanding balance of its primary servicing portfolio during the years ended December 31, 2000 and 1999, respectively, and 10 and 11 basis points of the outstanding balance of its master servicing portfolio during the years ended December 31, 2000 and 1999, respectively.

     The Company recognizes retained mortgage servicing rights as assets by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Mortgage servicing rights are amortized over the period of, and in proportion to, estimated net future servicing revenues. Gains on the sale of servicing rights are recognized when payment, title and all risks and rewards have irrevocably passed to the buyer (subject to customary representations and warranties) and there are no significant unresolved contingencies.

     The Company assesses impairment of its servicing rights based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. For purposes of measuring impairment, the servicing rights are stratified based on their predominate risk characteristics, which the Company has determined as the loan type (prime or subprime) and coupon rate of the underlying mortgage loans in 50 basis point increments, and by the collateral type of the serviced loans.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     To determine the fair value of the servicing rights, the Company uses a valuation model that calculates the present value of future estimated cash flows. Assumptions used in the valuation model include discount rate, anticipated prepayment speeds and loan performance. The prepayment speeds are determined from market sources for mortgages with similar coupons, adjusted for differences in collateral type.

  Foreclosed Assets

     Real estate acquired in settlement of loans is initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for loan losses. Subsequent declines in value are charged to earnings.

  Goodwill and Other Intangible Assets

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Substantially all of the Company's goodwill is being amortized using the straight-line method over 20 years. The Company has recorded a core deposit intangible asset which is being amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposits acquired. The Company periodically reviews its goodwill and other intangible assets for other-than-temporary impairment. If circumstances indicate that permanent impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.

  Fixed Assets

     Fixed assets are included in other assets in the consolidated balance sheets at December 31, 2000 and 1999. Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method for US GAAP reporting, and by the Modified Accelerated Cost Recovery System for income tax reporting. Estimated service lives of furniture, equipment, and software development generally range from three to seven years and 20 to 30 years for buildings. Leasehold improvements are amortized over the lesser of the life of the lease or the service lives of the improvements using the straight-line method for both US GAAP reporting and income tax reporting.

  Software Development

     The Company capitalizes external direct costs of materials and services consumed in developing or obtaining internal-use computer software and salary costs relating to the respective employees' time spent on the software project during the application development stage. The estimated service lives for capitalized software generally ranges from three to seven years.

  Advertising Costs

     The Company expenses advertising costs as incurred. The Company expensed $9.4 million, $488 thousand, and $829 thousand in advertising costs during the years ended December 31, 2000, 1999, and 1998, respectively.

  Interest Rate Swap Agreements

     The Company utilizes interest rate swap agreements to mitigate interest rate risk inherent in a portion of its loans and securities sold under agreements to repurchase. The differential to be received or paid under the agreements is accrued and is recognized as an adjustment to interest expense for loans and securities sold under agreements to repurchase. The related amount payable to or receivable from counterparties is included in either other assets or accrued liabilities.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

  Income Taxes

     Through December 31, 1999, IndyMac elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders prior to 2000. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January of 2000. Deferred income taxes in the accompanying financial statements are computed using the liability method.

  Pro forma Earnings Per Share

     In accordance with Securities and Exchange Commission Staff Accounting Bulletin 55 ("the regulation"), historical net income for 1999 was adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation. Pro forma earnings per share are similarly presented for the year ended December 31, 1999, reflecting the pro forma effect to the change in the Company's taxable structure to a fully taxable entity effective in January of 2000. Actual and pro forma basic earnings per share are computed by dividing pro forma income available to common shareholders by the weighted average number of common shares outstanding. Actual and pro forma diluted earnings per share take into consideration common shares outstanding and potentially dilutive common shares, such as stock options. In accordance with the regulation, historical net income per share for 1998 is not presented, as it is not meaningful based upon the Company's conversion from a non-taxable REIT to a fully taxable entity effective January of 2000.

  Stock-Based Compensation

     The Company's stock compensation is provided to employees in accordance with the 2000 Stock Incentive Plan, as amended (the "Plan") which allows for the grant of various types of awards (the "Award") including, but not limited to, nonqualified stock options, incentive stock options, restricted stock awards, and stock bonuses to employees (including officers and directors) of the Company, and certain consultants or advisors to the Company. Awards are granted based upon the fair market value of the Company's stock on the grant date.

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company continues to recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See "Note 21 -- Benefit Plans" for further information, and disclosures of the pro forma effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date.

  Hedging Instruments

     In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented a general asset/liability investment management strategy that seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company. This strategy includes, among other things, balancing investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates, and using a "macro-hedge" strategy which contemplates increased earnings from production volumes at the same time as losses are incurred on AAA rated interest-only securities and mortgage servicing rights due to rapid prepayments. The Company complied with the requirements of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," in accounting for its hedging transactions through December 31, 2000. Effective January of 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

Instruments and Hedging Activities," as amended, and Emerging Issues Task Force 99-20 "Recognition of Interest Income and Impairment on Certain Investments." These pronouncements mandate new accounting rules and impairment assessment guidelines for cash flow sensitive assets. See "Note 24 -- Subsequent Events" for further information.

  Recent Accounting Pronouncements

     On July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), an interpretation that requires retroactive identification of any stock option repricing that occurred subsequent to December 15, 1998. Three IndyMac directors' holdings at December 31, 2000 include a total of 240,000 options that were repriced on January 26, 1999 following the unprecedented decline in the Company's stock price during the 1998 global financial disruption. The charge related to this new accounting requirement for the year ended December 31, 2000 was $3.5 million, before tax, and is included in non-recurring, acquisitions, and other charges on the consolidated statements of earnings. In future periods, any change in the price of the Company's shares during the period will be reflected in earnings to the extent that the options have not been exercised, forfeited or expire unexercised. The Company adopted a policy prohibiting any further repricing of stock options in the future.

     In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. SFAS 140 is effective for years ended after December 15, 2000 for disclosures relating to securitization transactions and collateral. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company expects the impact of the implementation of SFAS 140 upon adoption on April 1, 2001 to be immaterial to its consolidated financial statements.

NOTE 2 -- BUSINESS COMBINATIONS

  Acquisition of IndyMac Operating's Common Stock

     In January of 2000, IndyMac purchased all the outstanding common stock of IndyMac Operating, which was held by CHL, for $1.8 million (the "acquisition"). IndyMac Operating's total assets and shareholders' equity on the date of the acquisition were approximately $424 million and $92 million, respectively. CHL's 1% minority interest investment in IndyMac Operating as of the effective date of the purchase was $922,300. As IndyMac owned 100% of the outstanding common and preferred stock of IndyMac Operating subsequent to the acquisition of the common stock from CHL, the consolidation method of accounting is used for IndyMac's investment in IndyMac Operating beginning January 1, 2000.

  Acquisition of SGVB

     On July 1, 2000, IndyMac effected its merger with SGV Bancorp, Inc., ("SGVB"). SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley. As of the date of the merger, SGVB had assets of $490.8 million, deposits of $355.7 million, and shareholders' equity of $37.5 million. IndyMac paid $25.00 per share, or $59.5 million, for all of the SGVB shares outstanding and subject to option. Goodwill and core deposit intangible assets totaling $37.8 million were recorded as of the date of acquisition, using the purchase method of accounting.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

  Acquisition of PNB Mortgage

     In September of 2000, the Company acquired certain assets and operations of PNB Mortgage ("PNB"), a wholesale loan originator owned by U.S. Bancorp that specializes in FHA and VA mortgage lending. This acquisition provides IndyMac with the ability to expand its mortgage services to the FHA and VA market. The Company acquired PNB's loans and certain other assets in a cash purchase transaction for fair market value, as defined in the asset purchase agreement. The acquisition included $34.4 million of mortgage loans and certain non-mortgage assets, and resulted in goodwill of $1.5 million.

  Pro forma for Acquisitions

     The consolidated net revenues, net earnings, and diluted earnings per share for SGVB, IndyMac Operating, and IndyMac as though SGVB and IndyMac Operating were purchased at the beginning of the respective periods would have been $385.3 million, $116.8 million, and $1.67, respectively, for the year ended December 31, 2000 and $281.5 million, $114.5 million, and $1.46, respectively, for the year ended December 31, 1999.

     The operating results for PNB prior to the acquisition date were not made available to the Company. The net impact to the Company's net revenues and net income is immaterial.

     At December 31, 2000, $1.7 million of accumulated amortization was netted against the $40.4 million goodwill and core deposit intangible assets balance.

NOTE 3 -- INVESTMENT AND MORTGAGE-BACKED SECURITIES

     At December 31, 2000 and 1999, the Company's investment and mortgage-backed securities were comprised of the following:

                                                          2000         1999
                                                       ----------    --------
                                                       (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES
  Agency notes.......................................  $   10,829    $     --
  Corporate notes....................................       7,543          --
  Other..............................................          15          --
                                                       ----------    --------
          Total investment securities................  $   18,387    $     --
                                                       ==========    ========
MORTGAGE-BACKED SECURITIES
  AAA rated interest-only securities.................  $  258,241    $332,364
  AAA rated agency securities........................     261,225      39,808
  AAA rated non-agency securities....................     484,138      46,871
  Other investment grade securities..................      69,483      12,200
                                                       ----------    --------
          Total investment grade securities..........   1,073,087     431,243
                                                       ----------    --------
  Non-investment grade residual securities...........      41,672      37,230
  Other non-investment grade securities..............      21,157       2,758
                                                       ----------    --------
          Total non-investment grade securities......      62,829      39,988
                                                       ----------    --------
          Total mortgage-backed securities...........  $1,135,916    $471,231
                                                       ==========    ========

     Contractual maturities of the investment and mortgage-backed securities generally range from 10 to 30 years.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     The following table summarizes the amortized cost and estimated fair value of investment and mortgage-backed securities classified as available for sale as of December 31, 2000 and 1999.

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2000         1999
                                                       ----------    --------
                                                       (DOLLARS IN THOUSANDS)
Amortized cost.......................................  $1,165,674    $458,578
Gross unrealized holding gains.......................      19,339      37,325
Gross unrealized holding losses......................     (30,710)    (24,672)
                                                       ----------    --------
Estimated fair value.................................  $1,154,303    $471,231
                                                       ==========    ========

     Prepayment speed assumptions used to value the Company's AAA rated interest-only securities portfolio are based primarily on historical experience, and market expectations developed from collateral coupon and seasoning. At December 31, 2000, the average constant prepayment rate assumption was 18.9%, and weighted average discount rates primarily ranged from 11% to 14%. The actual constant prepayment rate was 12.6% for the three months ended December 31, 2000.

     The fair value of the Company's residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and using current expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities' collateral, considering such factors as loss experience, delinquencies, loan to value ratio, borrower credit scores and property type. As of December 31, 2000, the weighted average discount rate was 21.4%, the average constant prepayment rate was 24%, and the annual loss rate was 1.1%.

     The change in net unrealized gains and losses totaling ($24.0) million during the year ended December 31, 2000 was netted against $14.0 million in related tax credit, resulting in a net change in other comprehensive income of ($10.0) million for the year ended December 31, 2000. There was no tax expense recorded for the years ended December 31, 1999 and 1998 as IndyMac was not a taxable entity prior to January of 2000.

     The net unrealized holding loss on trading securities of $14.3 million was included in net earnings during the year ended December 31, 1998. There were no trading securities during the years ended December 31, 2000 and 1999.

     IndyMac Operating sold $204.1 million of AAA rated interest-only securities to IndyMac at the close of business on December 31, 1999, recognizing a gain, net of tax, of $9.8 million. This transaction is reported in the separate financial statements of IndyMac, Inc.; however, it is eliminated in the equity in earnings of IndyMac and has no impact on the consolidated earnings of the Company.

NOTE 4 -- LOANS RECEIVABLE

     Total loans receivable at December 31, 2000 and 1999 were $4.0 billion and $3.0 billion, respectively. Included in the December 31, 2000 loans receivable balance were $320.0 million undisbursed portions of loans receivable, $10.1 million in net unamortized premium, $10.5 million in net deferred loan fees, and $59.0 million in allowance for loan losses. Included in the December 31, 1999 loans receivable balance were $204.6 million undisbursed portions of loans receivable, $5.5 million in net unamortized premium, $8.4 million in net deferred loan fees, and $53.9 million in allowance for loan losses.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     The unpaid principal balance of construction and income property loans by maturity date as of December 31, 2000 were as follows:

                                               BUILDER            CONSUMER
                                             CONSTRUCTION       CONSTRUCTION      INCOME PROPERTY
                                          ------------------   ---------------   -----------------
                                                      FIXED            FIXED                FIXED
                                            ARMS      RATE     ARMS     RATE      ARMS      RATE      TOTAL
                                          --------   -------   ----   --------   -------   -------   --------
                                                                (DOLLARS IN THOUSANDS)
Due within one year.....................  $399,566   $52,058   $--    $374,932   $11,436   $ 5,500   $843,492
After one but within five years.........   102,739     4,235    --       2,277     9,969        95    119,315
After five years........................        --        --    --       3,970    25,421     5,919     35,310
                                          --------   -------   ---    --------   -------   -------   --------
         Total unpaid principal
           balance......................  $502,305   $56,293   $--    $381,179   $46,826   $11,514   $998,117
                                          ========   =======   ===    ========   =======   =======   ========

     Substantially all of the mortgage loans purchased by the Company are fixed-rate and adjustable-rate non-conforming loans secured by first liens on single-family residential properties. Approximately 43.5% of the principal amount of loans receivable at December 31, 2000 was collateralized by properties located in California.

     The Company's impaired loans by collateral type at December 31, 2000 consisted of $41.2 million of builder construction loans, $8.8 million of consumer construction loans, and $5.7 million of warehouse lines of credit. The $53.9 million total impaired loans was net of specific reserves of $1.8 million. The average balance of impaired loans during the year ended December 31, 2000 was $54.5 million. If interest on impaired loans had been recognized, such income would have been $4.3 million during the year ended December 31, 2000. For the year ended December 31, 2000, $800 thousand of interest income was recognized on impaired loans on a cash basis.

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

     The Company's determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, delinquency trends and the Company's ongoing examination process. The allowance for loan losses of $59.0 million is considered adequate to cover losses inherent in the loan portfolio at December 31, 2000. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of then-prevailing factors, including economic conditions, credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses.

     The table below summarizes the changes to the allowance for loan losses:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Balance at January 1..................................  $53,880    $50,112    $26,682
Provision for the year................................   15,974     16,446     35,892
Charge-offs, net of recoveries........................  (10,892)   (12,678)   (12,462)
                                                        -------    -------    -------
Balance at December 31................................  $58,962    $53,880    $50,112
                                                        =======    =======    =======

NOTE 6 -- MORTGAGE SERVICING RIGHTS

     During the years ended December 31, 1999 and 1998, the Company's mortgage servicing portfolio was held by IndyMac Operating. Upon completion of the buyout of the minority interest of IndyMac, Inc. from CHL, the mortgage servicing asset was included in the Company's consolidated financial statements. The

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
following information as of and during the years ended December 31, 1999 and 1998 is presented as if the Company had been consolidated for reporting purposes during the years ended December 31, 1999 and 1998 for a comparable presentation to the year ended December 31, 2000.

  Primary Loan Servicing

     The Company's primary servicing portfolio at December 31, 2000 and 1999 was $15.4 billion and $10.1 billion, respectively, of which $12.8 billion and $7.7 billion, respectively, represented loans sold with servicing retained. The weighted average coupon of the Company's retained servicing was 8.8% as of December 31, 2000 and 8.4% as of December 31, 1999. Included in these balances are $2.6 billion and $2.4 billion of Company owned-loans and loans sub-serviced for others on an interim basis at December 31, 2000 and 1999, respectively.

  Master Loan Servicing

     At December 31, 2000 and 1999, the Company's master servicing portfolio associated with its issuance of REMIC securities and whole loan sales was $18.0 billion and $16.1 billion, respectively, of which $14.1 billion and $13.8 billion, respectively, represented loans sold with servicing retained. The weighted average coupon of the Company's retained master servicing portfolio was 8.5% and 8.2%, respectively. In connection with REMIC issuances, each series of mortgage-backed securities is typically fully payable from the mortgage assets underlying such series and the recourse of investors is limited to those assets and any credit enhancement features, such as insurance. Generally, losses in excess of the credit enhancement obtained are borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when loans are securitized or sold, the loans or securities are nonrecourse to the Company. Typically, the Company has recourse to the sellers of such loans for any breaches of similar representations and warranties made by the sellers to the Company.

     The fair market value of the Company's capitalized mortgage servicing rights was $219.6 million and $154.0 million at December 31, 2000 and 1999, respectively. To determine the fair value of the servicing assets, the Company uses a valuation model that calculates the present value of future estimated cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market sources for mortgages with similar coupons, adjusted for differences in collateral type.

     The changes in mortgage servicing rights are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance at January 1...............................  $140,309    $127,229    $ 72,784
Additions..........................................   117,453      37,801     146,846
Scheduled amortization.............................   (35,040)    (31,129)    (16,347)
Sales..............................................        --          --     (46,630)
Deferred hedging (gains) losses....................   (19,735)     (1,203)         --
Valuation/impairment...............................     8,140       7,611     (29,424)
                                                     --------    --------    --------
Balance at December 31.............................  $211,127    $140,309    $127,229
                                                     ========    ========    ========

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     Changes in the valuation allowance for impairment of mortgage servicing rights are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance at January 1...............................  $(30,088)   $(37,699)   $ (8,275)
Valuation/impairment...............................     8,140       7,611     (29,424)
                                                     --------    --------    --------
Balance at December 31.............................  $(21,948)   $(30,088)   $(37,699)
                                                     ========    ========    ========

NOTE 7 -- INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

     The investment in Federal Home Loan Bank stock consisted of capital stock, at cost, totaling $63.3 million at December 31, 2000. The Company earned a yield of 6.69% during the year ended December 31, 2000. The investment in Federal Home Loan Bank stock is required to permit the Company to borrow from the Federal Home Loan Bank of San Francisco ("FHLB").

NOTE 8 -- FIXED ASSETS AND SOFTWARE DEVELOPMENT

     Fixed assets and software development are included in other assets in the balance sheet, and consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Furniture and equipment..................................   $ 6,479      $   297
Data processing equipment................................    11,600        1,346
Buildings................................................     3,092           --
Leasehold improvements...................................     2,418           47
Software development.....................................    17,011           --
Work in progress.........................................     2,923           86
                                                            -------      -------
                                                             43,523        1,776
Accumulated depreciation.................................    (9,468)      (1,058)
Land.....................................................     1,122           --
                                                            -------      -------
                                                            $35,177      $   718
                                                            =======      =======

     Software development consists primarily of the Company's proprietary loan approval and pricing system, e-MITS, software for the Company's new banking system (including Internet banking), a new integrated loan origination and processing system, and other purchased software.

     Depreciation expense for each of the three years in the period ended December 31, 2000 was $8.4 million, $542 thousand, and $617 thousand, respectively.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     The Company leases office facilities and equipment under lease agreements extending through 2010. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more are as follows:

                                                    (DOLLARS IN THOUSANDS)
                                                    ----------------------
For the year ending December 31,
  2001..........................................           $10,595
  2002..........................................            11,485
  2003..........................................            10,320
  2004..........................................             9,036
  2005..........................................             9,068
  Thereafter....................................            41,934
                                                           -------
  Total minimum lease payments..................            92,438
  Sublease rentals..............................            (1,570)
                                                           -------
          Total minimum lease payments, net of
            sublease rentals....................           $90,868
                                                           =======

     Included in the above table is an annual payment of $4.2 million, for a total of $40.8 million, to Countrywide Credit Industries, Inc. ("CCR") for real estate in Pasadena, California, which provides office space for the Company's corporate headquarters. At the time the lease was entered into, CCR was considered a related party to the Company.

     Rental expense, net of sublease income, for all operating leases was $8.3 million, $1.6 million, and $1.1 million in 2000, 1999, and 1998, respectively.

NOTE 9 -- DEPOSITS

     A summary of the carrying value of deposits, rates and maturities of certificates of deposits at December 31, 2000 follows:

                                                          AMOUNT          RATE
                                                         ---------        -----
                                                         (DOLLARS IN THOUSANDS)
Noninterest-bearing checking...........................  $ 16,324         0.00%
Interest-bearing checking..............................    23,588         1.94%
Savings................................................    99,980         5.02%
                                                         --------
          Total core deposits..........................   139,892         3.91%
Certificates of deposit
  Within one year......................................   574,721         6.65%
  One to two years.....................................    51,821         6.43%
  Two to three years...................................    16,250         6.95%
  Three to Four years..................................     6,880         7.25%
  Four to five years...................................     8,427         6.70%
  Over five years......................................       150         6.12%
                                                         --------
          Total certificates of deposit................   658,249         6.65%
Net portfolio valuation adjustment.....................      (206)           0%
                                                         --------
          Total deposits...............................  $797,935         6.17%
                                                         ========

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     The following table summarizes certificates of deposit in amounts of $100,000 or more by maturity as of December 31, 2000:

                                                    (DOLLARS IN THOUSANDS)
Three months or less..............................         $ 71,518
Three to six months...............................           77,729
Six to twelve months..............................           92,099
Over twelve months................................           39,240
                                                           --------
          Total certificates of deposit...........         $280,586
                                                           ========

NOTE 10 -- ADVANCES FROM THE FHLB

     As a member of the FHLB, IndyMac Bank maintains a credit line that is based largely on a percentage of its total regulatory assets. Advances are collateralized in the aggregate by loans and securities and all stock owned of the FHLB and by deposits with the FHLB, which totaled $1.3 billion at December 31, 2000. The maximum amount of credit that the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The interest rates charged by the FHLB for advances typically vary depending upon maturity, duration, the cost of funds of the FHLB, and the purpose of the borrowing.

     Scheduled maturities of advances from the FHLB as of December 31, 2000 were as follows:

                                                              AMOUNT        RATE
                                                           ------------    ------
                                                           (DOLLARS IN THOUSANDS)
Within one year..........................................   $  276,966      6.59%
One to two years.........................................      438,987      6.34%
Two to three years.......................................      349,611      6.37%
Three to four years......................................      198,893      6.43%
                                                            ----------
          Total..........................................   $1,264,457      6.42%
                                                            ==========

     Financial data pertaining to advances from the FHLB for the year ended December 31, 2000 was as follows:

                                                         RATE/AMOUNT
                                                    ----------------------
                                                    (DOLLARS IN THOUSANDS)
Weighted average interest rate, end of year.......              6.42%
Weighted average interest rate during the year....              6.67%
Average balance of advances from FHLB.............        $  203,221
Maximum amount of advances from FHLB at any month
  end.............................................        $1,264,457
Interest expense..................................        $   13,559

     While we have only been a depository institution since July 1, 2000, the average balances are calculated on a full year basis.

     Included in the Company's $1.3 billion portfolio of advances from the FHLB were $20.0 million of advances subject to put options, and $67.8 million of advances subject to call features. The Company had $236 million of unused committed financing from the FHLB at December 31, 2000.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTE 11 -- BORROWINGS

     Borrowings consisted of the following at December 31, 2000 and 1999:

                                                         2000          1999
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Loans and securities sold under agreements to
  repurchase........................................  $2,038,879    $2,018,010
Revolving syndicated bank credit facility...........     523,923       513,339
Commercial paper conduits...........................     179,205       190,001
Collateralized mortgage obligations.................      68,049        82,434
Senior unsecured notes..............................      40,133        60,189
                                                      ----------    ----------
                                                      $2,850,189    $2,863,973
                                                      ==========    ==========

  Loans and Securities Sold Under Agreements to Repurchase

     The Company sold, under agreements to repurchase, specific loans and securities of the U.S. Government and its agencies and other approved investments to various broker-dealers pursuant to committed credit facilities totaling $2.8 billion at December 31, 2000. Repurchase agreements collateralized by loans and securities totaled $1.8 billion and $271.0 million, respectively, at December 31, 2000. These repurchase agreements generally reprice on an overnight to one-month basis for loans and a one-to-three-month basis for securities, bearing interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. A portion of the Company's loans and securities sold under agreements to repurchase were with Merrill Lynch and Paine Webber. The Company had $208.8 million excess collateral with Merrill Lynch and $76.8 million excess collateral with Paine Webber, with a weighted average maturity of 1-29 days for each.

     For the years ending December 31, 2000 and 1999, the weighted average borrowing rate on repurchase agreements was 7.2% and 5.7%, respectively. The Company was in compliance with all material representations, warranties and covenants under its repurchase agreements at December 31, 2000.

  Revolving Credit Facility

     In December of 2000, the Company renewed a two-year committed credit facility in the aggregate amount of $650 million with a syndicate of nine commercial banks led by Bank of America and First Union National Bank. The credit facility will continue to finance single-family residential mortgage loans, construction-to-permanent loans, lot loans, builder tract loans and mortgage servicing rights.

     Interest rates are based on LIBOR or the federal funds rate plus an applicable margin, which may vary by the type of collateral. The applicable margin and a facility fee are determined based on the investment rating of the Company. For the years ending December 31, 2000 and 1999, the weighted average borrowing rate under this facility was 7.0% and 5.6%, respectively. The amount of borrowings outstanding under this facility at December 31, 2000 and 1999 was $523.9 million and $513.3 million, respectively. At December 31, 2000, the Company was in compliance with all material representations, warranties and covenants under this revolving credit facility.

  Commercial Paper Conduits

     In March of 2000 the Company renewed a $200 million commercial paper conduit facility with Bank of America. This facility finances residential builder construction loans at a floating interest rate based on the prevailing commercial paper market. The amounts outstanding at December 31, 2000 and 1999 were $129.2 million and $190.0 million, respectively. For the years ending December 31, 2000 and 1999 the weighted average borrowing rates under this facility were 6.7% and 6.0%, respectively. The facility expires in May of 2001.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     In March of 2000, the Company entered into a $100 million commercial paper conduit facility with Credit Lyonnais. This facility finances residential builder construction loans at a floating interest rate based on the prevailing commercial paper market. The amount outstanding under this facility at December 31, 2000 was $50.0 million at an average borrowing rate of 7.5% during the year ended December 31, 2000. This facility expires in June of 2001.

     At December 31, 2000 and 1999, the Company had deferred commitment fees totaling $3.8 million and $3.7 million, respectively, net of accumulated amortization of $3.7 million and $3.9 million, respectively. The Company amortizes these fees over the contractual life of its borrowings.

  Collateralized Mortgage Obligations

     Collateralized mortgage obligations ("CMO's") are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMO's, the pledged collateral is held in the custody of trustees. The trustees collectively also held investments in Guaranteed Investment Contracts ("GIC's") amounting to $0.2 million and $0.9 million on the CMO collateral as of December 31, 2000 and 1999, respectively, as additional collateral which is legally restricted to use in servicing the CMO's. The trustees collect principal and interest payments on the underlying collateral, reinvest such amounts in the GIC's, and make corresponding principal and interest payments on the CMO's to the bondholders. Each series is subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series may occur earlier than its stated maturity, which ranges from the year 2001 to the year 2002.

     The weighted average coupon on CMO's was 6.9% and 7.0% at December 31, 2000 and 1999, respectively. The Company's investment in CMO net equity amounted to $4.6 million and $6.6 million at December 31, 2000 and 1999, respectively.

  Senior Unsecured Notes

     In October of 1995, the Company completed the private placement of senior unsecured notes in the aggregate amount of $60.5 million with certain institutional lenders. The notes bear interest at 8.9% and mature October 15, 2002 and contain certain prepayment penalties. The notes require that the remaining principal balance be repaid in two equal installments of $20.2 million on October 15 of 2001 and 2002. The notes are carried net of discount and issuance costs, which are amortized to interest expense over the life of the notes using the interest method. The effective interest rate on the notes, including discount and costs of issuance, is 9.2%.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTE 12 -- EXPENSES

     A summary of the Company's expenses for the three years ended December 31, 2000 are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Salaries and related.................................  $111,282    $24,168    $19,616
Premises and equipment...............................    15,831      1,407      1,465
Data processing......................................     9,613      1,127        208
Advertising and promotion............................     9,060        348        662
Office...............................................     8,931        414      1,347
Professional services................................     6,974      2,313      1,477
Loan purchase costs..................................     6,327      2,219      2,028
Amortization of goodwill and other intangible
  assets.............................................     2,266         --         --
Operations and sale of foreclosed assets.............       843         --         --
Non-recurring, acquisitions, and other charges.......    18,257         --         --
Other................................................     6,634      2,604      2,483
                                                       --------    -------    -------
                                                       $196,018    $34,600    $29,286
                                                       ========    =======    =======

     Non-recurring, acquisitions, and other charges totaling $18.3 million in 2000 primarily included $9.4 million in expense related to the resignation of the Vice Chairman and President, $4.3 million in expenses related to the acquisition of SGVB, and $3.5 million arising from variable plan accounting for director stock options repriced subsequent to December 15, 1998.

NOTE 13 -- TRANSFERS AND SERVICING OF FINANCIAL ASSETS

     At December 31, 2000, $14.4 billion of loans were outstanding on the Company's securitizations. Included in this balance were $347.2 million of loans 90+ days delinquent. In conjunction with its securitization process, the Company retains certain assets from time to time from the security pool. The primary assets retained from securitizations include mortgage servicing rights, AAA rated interest-only securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of the securitization is recorded as a component of the gain on sale of loans. The Company's residual securities and any retained non-investment grade securities are subordinate to investors' investment-grade interests. Such interests have rights to reimbursement of certain losses. The Company also receives servicing fees as compensation for servicing the outstanding balances of the loans sold. The Company recognized $60.5 million in gain on sale of loans from securitizations during the year ended December 31, 2000.

     Cash flows received from and paid to securitization trusts during the year ended December 31, 2000 were as follows:

                                                            (DOLLARS IN THOUSANDS)
Proceeds from new securitizations.........................        $3,084,460
Servicing fees received...................................            27,206
Other cash flows received on retained interests...........           111,432
Loan repurchases..........................................            (3,992)

     Net credit losses of $19.4 million were incurred during the year ended December 31, 2000.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     The key assumptions used in measuring the fair value of retained assets at the time of securitization during the year ended December 31, 2000 on a weighted average basis were as follows:

                                                   RETAINED    PREPAYMENT    DISCOUNT     ANNUAL
                                                   BALANCE       SPEEDS       YIELD      LOSS RATE
                                                   --------    ----------    --------    ---------
                                                               (DOLLARS IN THOUSANDS)
AAA rated interest only securities...............  $ 26,002       23.8%        13.1%         NA
Mortgage servicing rights........................   115,962       21.5%        17.3%         NA
Residual securities..............................    18,418       31.2%        21.9%        0.8%
Non-investment grade mortgage-backed
  securities.....................................     2,345       16.0%        15.9%        0.3%

     The following table shows the hypothetical effect on the fair value of the Company's retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2000.

                                                      MORTGAGE SERVICING
                                                            RIGHTS
                                                      ------------------                 NON-INVESTMENT
                                        AAA RATED                           RESIDUAL     GRADE MORTGAGE-
                                      INTEREST ONLY   MASTER    PRIMARY    SECURITIES   BACKED SECURITIES
                                      -------------   -------   --------   ----------   -----------------
                                                            (DOLLARS IN THOUSANDS)
Balance sheet carrying value of
  retained interests................    $217,159      $51,691   $152,608    $41,672          $18,576
                                        ========      =======   ========    =======          ======
Prepayment speed assumption.........        19.4%        18.4%      20.3%      24.4%           12.1%
  Impact on fair value of 10%
     adverse change of prepayment
     speed..........................    $  4,954      $   513   $  7,791    $ 1,961          $   97
  Impact on fair value of 20%
     adverse change of prepayment
     speed..........................    $ 10,366      $ 1,167   $ 15,417    $ 4,959          $  223
Discount rate assumption............        14.1%        20.4%      13.5%      20.7%           20.1%
  Impact on fair value of 100 basis
     point adverse change...........    $  4,954      $ 1,350   $  4,279    $   995          $1,016
  Impact on fair value of 200 basis
     point adverse change...........    $ 10,366      $ 2,579   $  8,058    $ 1,980          $1,970
Credit loss assumption..............          NA           NA         NA        1.1%            0.4%
  Impact on fair value of 10%
     adverse change in credit
     losses.........................          NA           NA         NA    $ 2,434          $1,073
  Impact on fair value of 20%
     adverse change in credit
     losses.........................          NA           NA         NA    $ 4,743          $2,221

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, such as hedging strategies and associated gains or losses, which might magnify or counteract the sensitivities.

NOTE 14 -- HEDGING INSTRUMENTS

     In seeking to protect its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy that seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by changes in market interest rates. This strategy includes, among other things, balancing investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates, and using a "macro-hedge" strategy which contemplates increased

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
earnings from production volumes at the same time as losses are incurred on AAA rated interest-only securities and mortgage servicing rights due to rapid prepayments.

     With respect to fixed rate mortgage loans held for sale, the Company generally hedges its exposure to interest rate risk with forward commitments to sell a FNMA/FHLMC security of comparable maturity and weighted average interest rate. With respect to AAA rated interest-only securities and mortgage servicing rights, the Company reduces its exposure to interest rate risk by investing in other mortgage securities and financial instruments that tend to increase in value as interest rates decrease, including utilizing mortgage-backed securities, Treasury futures and interest rate floors or options.

     The Company had the following hedging instruments as of December 31, 2000:

                                                                   UNAMORTIZED
                                                                       COST
                                                    NOTIONAL       (INCLUDED IN
                                                     AMOUNT      OTHER ASSETS)(1)
                                                   ----------    ----------------
                                                       (DOLLARS IN THOUSANDS)
Interest rate caps...............................  $  500,000        $   878
Interest rate floors.............................   6,950,000         18,329
Put options......................................       5,000             30
Swaptions........................................      35,000             94
                                                   ----------        -------
                                                   $7,490,000        $19,331
                                                   ==========        =======

---------------
(1) The cost of these hedging instruments, including the related premium/discount, is amortized to expense over the contractual life of the contracts.

     The Company also uses hedging instruments such as interest rate futures and interest rate swaps to reduce its exposure to interest rate risk. As of December 31, 2000 the Company had five interest rate future agreements with Merrill Lynch and Greenwich Capital Markets, Inc., for a combined notional amount of $225.0 million. The interest rate futures expire in 2001. As of December 31, 2000 the Company had three interest rate swap agreements with certain securities dealers for a combined notional amount of $225.0 million. On these agreements the Company pays a weighted average fixed interest rate of 7.17% and receives a floating interest rate based on the one month LIBOR. The swap agreements expire in 2002 and 2003.

     The Company defers gains and losses from hedging activities associated with its mortgage securities portfolio. Future gains and losses from hedging activities would be added to or deducted from the carrying value of the associated assets, which will then be marked-to-market, with net unrealized gains or losses excluded from earnings and included as a separate component of comprehensive income in shareholders' equity, net of related income tax effects.

     While the Company does not anticipate nonperformance by the counterparties, the Company manages credit risk with respect to such financial instruments by entering into agreements with entities approved by senior management; a significant number of such entities have a long term credit rating of single "A" or better (by one or more nationally recognized credit rating agencies) at the time the relevant contract is consummated. These entities include Wall Street firms having primary dealer status. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the estimated fair values of the various classes of financial instruments held by the Company as of December 31, 2000 and 1999. Fair value estimates were determined for existing balance

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of certain assets and liabilities that were not considered financial instruments. Significant assets that were not considered financial instruments include mortgage servicing rights, foreclosed assets, fixed assets, goodwill and intangible assets.

     The estimated fair value amounts of the Company's financial instruments have been determined using available market information and valuation methods that the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

                                               DECEMBER 31, 2000           DECEMBER 31, 1999
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents...............  $   67,867    $   67,867    $    4,488    $    4,488
  Mortgage and investment securities
     available for sale...................   1,154,303     1,154,303       471,231       471,231
  Loans held for sale.....................   1,429,503     1,429,503       615,243       615,243
  Commitments to sell loans and
     securities...........................     (11,755)      (11,755)           --            --
  Commitments to purchase loans...........       3,024         3,024            --            --
  Mortgage loans held for investment......   1,547,893     1,564,823     1,152,856     1,159,733
  Residential construction and income
     property loans.......................     957,811       957,811     1,034,248     1,034,248
  Warehouse lines of credit...............      55,181        55,181       241,123       241,123
  Investment in FHLB stock................      63,281        63,281            --            --
  Hedging contracts.......................      48,387        48,387            --            --
Liabilities:
  Deposits................................     797,935       799,513            --            --
  Advances from the FHLB..................   1,264,457     1,280,565            --            --
  Borrowings..............................   2,850,189     2,853,564     2,863,973     2,863,856
Off-balance sheet:
  Interest rate futures and swaps.........          --        (4,450)           --            --

     The following describes the methods and assumptions used by the Company in estimating fair values:

     Cash and Cash Equivalents. Carrying amount represents fair value.

     Mortgage and Investment Securities Available for Sale. Fair value is estimated using quoted market prices and by discounting future cash flows using discount rates that approximate current market rates and prepayment expectations for securities with the same or similar characteristics.

     Loans Held for Sale. The fair value of loans held for sale is derived primarily from quoted market prices for loans with similar coupons, maturities and credit quality. As market values were below amortized cost as of December 31, 2000 and 1999, carrying value is equal to fair value.

     Commitments to Sell Loans and Securities. The Company utilizes forward commitments to sell private-label mortgage-backed securities, FNMA mortgage-backed securities and two-year, five-year and ten-year U.S. Treasury futures contracts to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

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

     Hedging Contracts. Hedging contracts include caps, floors, put options, and swaptions. Fair value is estimated based upon quoted market prices at year-end.

     Investment in FHLB stock. The carrying amount represents fair value. FHLB stock does not have a readily determinable fair value and is required to be sold back only at its par value.

     Deposits. The fair value of checking and savings accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using a cash flow analysis. The discount rate was derived from the rate currently offered on alternate funding sources with similar maturities. Core deposit intangibles were not included in the valuation.

     Advances from FHLB. The fair value of advances from FHLB was valued using a cash flow analysis. The discount rate was derived from the rate currently offered on similar borrowings.

     Borrowings. Fair values approximate the carrying amounts for borrowings with remaining maturities of one year or less. The remaining portfolio was valued by estimating discounted future cash flows using rates currently available to the Company on similar borrowings.

     Interest Rate Futures and Swaps. Fair value is estimated using discounted cash flow analyses based on current market yields for similar instruments and remaining maturities.

NOTE 16 -- INCOME TAXES

     Through December 31, 1999, IndyMac elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac's shareholders. On December 14, 1999, the shareholders of IndyMac approved the conversion of IndyMac from a REIT to a fully taxable entity, effective January of 2000. As a result of conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $36.1 million was recorded in January of 2000. In addition, the Company's $393.1 million and $577.8 million balance of cumulative earnings and distributions to shareholders, respectively, were closed against additional paid-in capital. As a fully taxable entity, IndyMac is no longer required to distribute 95% of its taxable income to its shareholders, but is taxed on its earnings based on currently enacted tax rates.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     The income tax provision for the year ended December 31, 2000 consists of the following:

                                                            (DOLLARS
                                                          IN THOUSANDS)
Current tax expense
  Federal...............................................    $ 19,213
  State.................................................       6,084
                                                            --------
          Total current tax expense.....................      25,297
                                                            --------
Deferred tax expense (benefit)
  Federal...............................................      22,409
  State.................................................      11,548
  Income tax benefit from termination of REIT status....     (36,100)
                                                            --------
Net deferred tax benefit................................      (2,143)
                                                            --------
          Total income tax expense......................    $ 23,154
                                                            ========

     The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2000 is presented below:

                                                            (DOLLARS
                                                          IN THOUSANDS)
Deferred tax assets
  Allowance for loan losses.............................    $ 27,346
  Net operating loss carryforward.......................      16,134
  State taxes...........................................       2,863
  Other.................................................       2,491
                                                            --------
          Total net deferred tax assets.................      48,834
                                                            --------
Deferred tax liabilities
  Mortgage securities and servicing rights..............     (47,519)
                                                            --------
          Total deferred tax liabilities................     (47,519)
                                                            --------
Deferred tax asset, net.................................    $  1,315
                                                            ========

     The Company had a net operating loss carryforward for federal income tax purposes (inherited upon purchase of the common stock of IndyMac Operating in January of 2000) of approximately $42.4 million at December 31, 2000 which begins to expire in 2010, and a net operating loss carryforward for state income tax purposes of approximately $8.7 million.

     The effective income tax rate differed from the federal statutory rate for 2000 as follows:

Federal statutory rates.....................................   35.0%
State income taxes, net of federal tax effect...............    6.5%
Other items, net............................................    0.5%
                                                              -----
Subtotal effective income tax rate..........................   42.0%
Conversion of REIT to taxable entity........................  (25.6)%
                                                              -----
Net effective income tax rate...............................   16.4%
                                                              =====

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTE 17 -- EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the years ended December 31, 2000 and 1999.

                                                    ACTUAL            AVERAGE          ACTUAL
                                                   EARNINGS           SHARES          PER SHARE
                                                  (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                 -------------    ---------------    -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2000
Basic earnings.................................     $117,926           68,343           $ 1.73
Effect of options and restricted stock.........           --            1,444            (0.04)
                                                    --------           ------           ------
Diluted earnings...............................     $117,926           69,787           $ 1.69
                                                    ========           ======           ======

                                                  PRO-FORMA       AVERAGE       PRO-FORMA
                                                  EARNINGS        SHARES        PER SHARE
                                                 (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                 -----------   -------------   -----------
                                                 (UNAUDITED)                   (UNAUDITED)
DECEMBER 31, 1999
Basic earnings.................................    $67,556        77,596         $ 0.87
Effect of options and restricted stock.........         --           694          (0.01)
                                                   -------        ------         ------
Diluted earnings...............................    $67,556        78,290         $ 0.86
                                                   =======        ======         ======

     Antidilutive options totaling 665 thousand and 1.1 million shares, respectively, were not included in the calculation of diluted earnings per share for the years ended December 31, 2000 and 1999.

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into a number of off-balance sheet commitments. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet. The following types of commitments were outstanding at year-end:

  Commitments to Purchase Loans

     As of December 31, 2000 and 1999, the Company had entered into commitments to purchase loans totaling $529.1 million and $462.1 million, respectively, subject to origination or acquisition of such loans by various approved originators. During the years ended December 31, 2000 and 1999, the Company purchased loans totaling $7.7 billion and $5.2 billion, respectively, through its business-to-business ("B2B") and business-to-realtor ("B2R") divisions. The commitments to purchase loans had a net unrealized gain of approximately $3.0 million at December 31, 2000, which was included in the Company's lower of cost or market adjustment at December 31, 2000.

  Commitments to Sell Loans and Securities

     The Company hedges its inventory and committed pipeline of mortgage loans by using cross hedges with forward commitments to sell FNMA/FHLMC mortgage-backed securities. The Company's commitments to sell loans approximated $15.4 million and $253.0 million, respectively, as of December 31, 2000 and 1999. The Company had forward commitments to sell $1.4 billion and $836.9 million of FNMA/FHLMC mortgage-backed securities as of December 31, 2000 and 1999, respectively. The commitments to sell loans and securities had a net unrealized loss of approximately $11.8 million at December 31, 2000, which was included in the Company's lower of cost or market adjustment at December 31, 2000. The net unrealized loss was deferred as part of the Company's lower of cost or market analysis on its loans held for sale.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     Cash requirements related to forward commitments are limited to the interest rate risk exposure resulting from having fewer closed loans at the committed price than anticipated under the forward commitments.

     In conjunction with the sale of loans, the Company from time to time enters into contracts whereby there are certain loans sold with recourse. At December 31, 2000 and 1999, the outstanding balances of the Company's recourse obligations were $689 thousand and $1.3 million, respectively.

  Construction Lending Credit Commitments

     As of December 31, 2000 and 1999, the Company had aggregate undisbursed construction loan commitments totaling $946.9 million and $798.6 million, respectively. As of December 31, 2000, the Company had entered into various letters of credit totaling $11.9 million. To the extent these letters of credit were drawn, the Company would be obligated to reimburse the draws.

  Revolving Warehouse Credit Commitments

     IndyMac's warehouse lending program provides secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the loans until they are sold to permanent investors. At December 31, 2000 and 1999, the Company had extended lines of credit under this program in the aggregate amount of $113.3 million and $985.5 million, respectively, of which $57.5 million and $243.6 million, respectively, was outstanding (unpaid principal balance).

NOTE 19 -- RELATED PARTY TRANSACTIONS

  Transactions Involving CCR and Affiliates

     On July 1, 1997, IndyMac and CCR, a diversified financial services company whose shares of common stock are traded on the New York Stock Exchange (symbol:
CCR), completed a transaction whereby IndyMac acquired all of the outstanding stock of its manager, Countrywide Asset Management Corporation ("CAMC"), from CCR in exchange for 3,440,860 new shares of common stock of IndyMac, and IndyMac became self-managed. As part of its acquisition of CAMC, the Company entered into a Cooperation Agreement with CCR whereby certain services previously provided to the Company by CCR and its affiliates would be provided during a transition period. In 1999 and 1998, total expenses incurred under the Cooperation Agreement were $253,100 and $421,000, respectively. The Company incurred $811,400 and $1.1 million of other expenses relating to telephone usage and equipment in 1999 and 1998, respectively. There were no such costs incurred in 2000 under the terms of the Cooperation Agreement. See "Note 2 -- Business Combinations" for further information.

     During 2000 and 1999, the Company purchased approximately $405 thousand and $50 thousand, respectively, in non-conforming mortgage loans from CHL.

     In August of 2000, the Company acquired 3.6 million shares in a bulk purchase from CCR at a price of $18.70 per share, which included a 10% premium above the average closing price of the Company's stock over the five business days preceding the purchase. This bulk purchase represented the entire holding of IndyMac stock by CCR.

     During 2000, IndyMac and its Board of Directors reached agreements with David S. Loeb ("Mr. Loeb") and Angelo R. Mozilo ("Mr. Mozilo") regarding their cross-directorships of IndyMac and CCR, and the potential conflicts of interest presented thereby. Effective February 29, 2000, Mr. Loeb severed his employment and directorship ties with CCR and he remains Chairman of the Board of Directors of IndyMac. Also effective February 29, 2000, Mr. Mozilo resigned as an officer and employee of IndyMac. Effective March 31, 2000, Mr. Mozilo resigned as Vice Chairman of the Board of Directors of IndyMac. Mr. Mozilo remains an officer and director of CCR. Mr. Mozilo's employment agreement with IndyMac was terminated

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
by mutual consent pursuant to a Termination Agreement. Also pursuant to the Termination Agreement, Mr. Mozilo was granted 25,000 shares of unrestricted common stock and options to acquire 67,115 shares of common stock. These stock options vest as to one-third of the shares on each of the first, second and third anniversaries of the date of the grant. All shares of restricted common stock held by Mr. Mozilo on the termination date, and all other stock options held by Mr. Mozilo as of December 31, 2000, will vest in accordance with their original vesting schedules. Under the Termination Agreement, IndyMac forgave the aggregate principal amount, accrued interest and related taxes of Mr. Mozilo's outstanding unsecured loans from IndyMac totaling $6.8 million. Including other miscellaneous charges to compensation expense related to the Termination Agreement as described above, the total charge incurred by IndyMac during 2000 was $9.4 million, which is included in non-recurring, acquisitions, and other charges on the consolidated statements of earnings.

  Related Party Loans

     At December 31, 2000 and 1999, the Company had $1.5 million and $9.6 million, respectively, in notes receivable from directors and employees of the Company. The $8.1 million decrease during 2000 was primarily due to the forgiveness of Mr. Mozilo's loan and interest totaling $3.3 million, and the payoff of the loan held by IndyMac's Chairman, Mr. Loeb, the balance of which totaled $4.2 million at December 31, 1999. The remaining loans have varying interest rates and terms. Of the December 31, 2000 balance, $1.4 million was secured by stock or real estate, and $76 thousand was unsecured.

     IndyMac, through CLCA, when it was a division of IndyMac, has from time to time made loans to builders of residential construction projects, secured by real property, purchased by such builders from a company doing business as Loeb Enterprises, LLC, in which Mr. Loeb is a major investor together with his family. CLCA is now a division of IndyMac Bank and all of these loans formerly made by CLCA are now held at IndyMac. Any additional loans made to builders secured by real property purchased by such builders from Loeb Enterprises, LLC will be made by IndyMac. The non-family executive managers of Loeb Enterprises, LLC, who run the day-to-day operations of Loeb Enterprises, LLC, own approximately 26.6% of the equity and profits of that company. Each project is part of a master planned community that includes various amenities, being developed by Loeb Enterprises, LLC. In connection with two of the real property sales transactions between Loeb Enterprises, LLC and the builders to which CLCA had made construction loans, Loeb Enterprises, LLC accepted a second mortgage from each builder to partially finance each builder's purchase of real property. As part of CLCA's credit review of each project with a second mortgage, the amount of the second mortgage was considered a part of the equity of the builder in the project. In each case, the second mortgage is subordinate to the CLCA's financing facility, although both the CLCA financing facility and the second mortgage are paid down on a unit-by-unit basis.

     In the case of each project previously financed by CLCA, the builder is not affiliated with either the Company or Loeb Enterprises, LLC, the general risk characteristics of the construction loan are comparable to those for similar projects funded by CLCA, and the construction loan facility between CLCA and the builder was negotiated at arms length on terms consistent with those of similar loans made by CLCA to other unaffiliated builders. Moreover, each credit facility has been approved by the disinterested members of the Board of Directors of IndyMac.

     As of December 31, 2000, IndyMac had outstanding two construction loan facilities to builders secured by property originally purchased from Loeb Enterprises, LLC. Total dollar commitments under these facilities were $8.9 million and $24.1 million at December 31, 2000 and 1999, respectively. The outstanding loan balances were $2.0 million and $15.4 million at December 31, 2000 and 1999, respectively. Loeb Enterprises, LLC, has posted a bond for the completion of certain infrastructure improvements, such as arterial, roads, drainage, and utilities in the portion of the master planned community in which builders are currently building, and these improvements have been substantially completed. In addition, the builders are contractually

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
responsible to the city of Sparks, Nevada for certain other improvements such as roads, drainage, and utilities, within the specific subdivisions of property they have purchased. Also as of December 31, 2000, IndyMac foreclosed upon one of the construction loan facilities previously extended by CLCA. The second mortgage held by Loeb Enterprises, LLC totaling $734.6 thousand was extinguished through the foreclosure process, and the property underlying the facility is now held in IndyMac's foreclosed assets portfolio. The construction loan facility balance prior to the foreclosure was $3.2 million and IndyMac does not anticipate realizing any principal loss in connection with the disposition of the underlying property.

     In addition to the foregoing loans, in May of 1998, CLCA made a land and water rights acquisition loan, secured by among other things approximately 42,000 acres of real property, to Coyote Springs Investment LLC, a Nevada limited liability company. At the time the loan originated, Mr. Loeb and his wife held a 45% interest in Coyote Springs Investment LLC and Mr. Loeb acted as a managing member. The remaining 55% interest in the limited liability company was held by members who were not affiliated with Mr. Loeb or IndyMac. The loan was personally guaranteed by Mr. Loeb and his wife. The property was intended to be used by the limited liability company to develop a master planned community. The loan was negotiated at arms length, and the general risk characteristics of the loan were comparable to other loans funded by CLCA. Under the terms of the loan, interest was paid monthly, with annual scheduled principal reductions. The primary source of repayment of the loan was derived from the income generated from the sale of water rights to a local municipality. The terms of the loan were disclosed to and approved by the disinterested members of the Board of Directors of IndyMac. The original principal loan amount was $11.2 million of which $10.3 million remained outstanding at December 31, 1999. The remaining loan balance was repaid in its entirety during 2000.

NOTE 20 -- REGULATORY REQUIREMENTS

     Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. At December 31, 2000 the required reserve balance held by IndyMac Bank was $582 thousand.

     IndyMac Bank is also subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, IndyMac Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. IndyMac Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure by IndyMac Bank to meet the applicable capital requirements would, if unremedied, result in certain mandatory, and possible additional discretionary, actions by regulators that could have a direct material effect on the Company's financial statements.

     IndyMac Bank's primary regulatory agency, the OTS, requires savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 (core) capital and risk-based capital. To meet general minimum adequately capitalized requirements, a savings association must maintain a tangible capital ratio of 1.5%, a Tier 1 (core) capital ratio of 3% for the most highly rated associations and 4% for others, and a risk based capital ratio of 8%. The OTS regulations also specify minimum requirements to be considered a "well-capitalized institution." Most associations are expected to maintain the above-mentioned capital levels well above the minimum. However, as a result of the acquisition of SGVB in July of 2000, the OTS mandated that IndyMac Bank hold Tier 1 (core) capital at 8% for three years following the consummation of the transaction and maintain a well-capitalized risk based capital position of 10%. In addition, IndyMac Bank must double the risk weighting assigned to subprime loans. Additionally, Tier 1 risk based capital (core capital plus supplementary capital less allowance for loan losses) must be equal to at least 6% of risk-weighted assets.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     The following table presents IndyMac Bank's actual capital ratios and the minimum required capital ratios to be categorized as well-capitalized at December 31, 2000.

                                                             DECEMBER 31, 2000
                                      ---------------------------------------------------------------
                                                                                    WELL-CAPITALIZED
                                         AS REPORTED       DOUBLE RISK-WEIGHTED         MINIMUM
                                      -----------------    --------------------    ------------------
                                       AMOUNT    RATIOS     AMOUNT      RATIOS      AMOUNT     RATIOS
                                      --------   ------    ---------    -------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Capital Ratios:
  Tangible..........................  $470,135    8.27%    $470,135       8.27%    $113,655     2.00%
  Tier 1 core.......................   470,135    8.27%     470,135       8.27%     284,137     5.00%
  Tier 1 risk-based.................   421,506   11.41%     421,506      11.01%     229,664     6.00%
  Risk-based........................   467,782   12.66%     469,431      12.26%     382,773    10.00%

     At December 31, 2000, the Parent Company had approximately $208 million of additional capital, of which $178.5 million has been loaned to IndyMac Bank.

     Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of the capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.

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

NOTE 21 -- BENEFIT PLANS

  Stock Incentive Plans

     IndyMac has one stock incentive plan, the 2000 Stock Incentive Plan (the "Plan"), which provides for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, and stock bonuses to employees of the Company (including officers and directors). Options and awards are granted at the average market price of the IndyMac's common stock on the date of grant, and vest over varying periods generally beginning at least one year from the date of grant, and expiring five or ten years from date of grant. Paid-in capital in excess of par and unearned compensation was recorded for the fair value of the stock awards issued. Unearned compensation is being amortized to compensation expense over the vesting period, not exceeding five years, and is recorded as a reduction in shareholders' equity. In addition to the preceding activity pursuant to the Plan, 104,000 restricted stock awards were granted during 2000, for a fair value of $1.6 million and a weighted average share price of $15.42. As of December 31, 2000 there were 768,000 awards outstanding and 26,000 awards were forfeited during 2000. Compensation expense for the Company during 2000 related to these stock awards totaled $1.3 million.

     On December 14, 1998, IndyMac repriced 2.9 million stock options. At this repricing date, approximately 50% of such stock options were repriced at $9.78 or fair value, 25% of such stock options were repriced at $12.22 or 125% of fair value, and the remaining 25% of such stock options were repriced at $14.67 or 150% of fair value. On January 26, 1999, IndyMac repriced an additional 242,000 stock options. At this repricing date,

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
approximately 50% of such stock options were repriced at $11.16 or fair value, 25% of such stock options were repriced at $13.95 or 125% of fair value, and the remaining 25% of such stock options were repriced at $16.73 or 150% of fair value. Management believes such repricings were necessary to preserve the incentive originally intended, and were in response to the decline in IndyMac's stock price precipitated by the market disruption in the fourth quarter of 1998, which negatively affected substantially all mortgage companies' stock prices. In accordance with the provisions of SFAS 123, the compensation cost of the repriced options, at the options' fair values, were included in the determination of pro forma earnings for 2000 and 1999 presented below.

     As of December 31, 2000, options to purchase 2.6 million shares were exercisable. There were 5.5 million shares reserved for options and future award grants outstanding under the Plan as of December 31, 2000. Stock option transactions for the years ended December 31, 2000, 1999 and 1998, respectively, are summarized as follows:

                                                             NUMBER OF SHARES
                                                   ------------------------------------
                                                     2000         1999          1998
                                                   ---------    ---------    ----------
Options outstanding at beginning of year.........  4,932,518    3,160,524     2,610,791
  Options granted................................  3,412,046    2,365,670     4,833,200
  Options exercised..............................   (874,836)    (159,938)   (1,081,225)
  Options forfeited..............................   (268,705)    (433,738)   (3,202,242)
                                                   ---------    ---------    ----------
Options outstanding at end of year...............  7,201,023    4,932,518     3,160,524
                                                   =========    =========    ==========

                                                           WEIGHTED AVERAGE EXERCISE PRICE
                                                           --------------------------------
                                                             2000        1999        1998
                                                           --------    --------    --------
Options outstanding at beginning of year.................   $11.44      $12.45      $20.03
  Options granted........................................    12.73       11.18       16.26
  Options exercised......................................    10.98       11.13       18.18
  Options forfeited......................................    11.64       17.56       22.46
Options outstanding at end of year.......................    12.11       11.44       12.45

     The following summarizes information about stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 ---------------------------------------   ------------------------
                                   WEIGHTED
                                   AVERAGE      WEIGHTED                   WEIGHTED
                    NUMBER        REMAINING     AVERAGE       NUMBER       AVERAGE
   RANGE OF       OUTSTANDING    CONTRACTUAL    EXERCISE    EXERCISABLE    EXERCISE
EXERCISE PRICES  AT PERIOD END   LIFE (YEARS)    PRICE     AT PERIOD END    PRICE
---------------  -------------   ------------   --------   -------------   --------
$ 9.78 - $11.50    4,774,814         7.66        $10.70      1,490,208      $10.16
$11.97 - $14.72    1,719,318         5.63         13.45      1,074,246       13.63
$15.41 - $22.07      683,219         9.52         18.10         66,094       16.66
$23.01 - $29.57       23,672         9.01         26.08          2,662       23.94
                   ---------                                 ---------
$ 9.78 - $29.57    7,201,023         7.36         12.11      2,633,210       11.75
                   =========                                 =========

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     Had compensation expense been recorded in accordance with SFAS 123, the Company's net after tax earnings and earnings per share would have been as follows for the years ended December 31, 2000 and 1999:

                                                         2000          1999
                                                       --------    ------------
                                                                   (PRO FORMA)
                                                        (DOLLARS IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
Net Earnings
  As reported........................................  $117,926      $67,556
  Adjusted...........................................  $113,824      $66,425
Basic Earnings Per Share
  As reported........................................  $   1.73      $  0.87
  Adjusted...........................................  $   1.67      $  0.86
Diluted Earnings Per Share
  As reported........................................  $   1.69      $  0.86
  Adjusted...........................................  $   1.63      $  0.85

     Had compensation expense been recorded in accordance with the fair value method described in SFAS 123, the impact to net earnings would have been a reduction of $3.7 million for the year ended December 31, 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model modified, as applicable, to consider cash dividends to be paid. The following weighted average assumptions were used for grants in 2000, 1999, and 1998: dividend yield ranging from 0% to 8%; expected volatility ranging from 21% to 59%; risk-free interest rates ranging from 4.6% to 6.6%; and expected lives for options granted of three years for each of the three years ended December 31, 2000. The average fair value of options granted during 2000, 1999 and 1998 was $5.93, $2.27 and $1.08 per share, respectively.

PENSION PLAN

     In 1998, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. Employees with one or more years of service are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. The Company's policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

     The changes in Plan assets during 2000 and 1999 consisted of the actual return on assets of $117 thousand and $102 thousand, respectively, and employer contributions of $1.4 million and $227 thousand, respectively, for a net fair value of $2.8 million and $329 thousand at December 31, 2000 and 1999, respectively.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     Changes in the benefit obligation were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              2000     1999     1998
                                                             ------    -----    ----
                                                             (DOLLARS IN THOUSANDS)
Benefit obligation, beginning of year......................  $  677    $ 488    $247
Acquisition of IndyMac Operating...........................   1,812       --      --
Service cost...............................................     904      267     157
Interest cost..............................................     186       38      17
Actuarial (gain) loss......................................     540     (116)     67
                                                             ------    -----    ----
Benefit obligation, end of year............................  $4,119    $ 677    $488
                                                             ======    =====    ====

     Reconciliations of funded status were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                            2000      1999     1998
                                                           -------    -----    -----
                                                            (DOLLARS IN THOUSANDS)
Funded status............................................  $(1,316)   $(348)   $(488)
Unamortized prior service cost...........................      880      221      234
Unrecognized net actuarial (gain) loss...................      (51)    (145)      67
                                                           -------    -----    -----
Accrued pension cost.....................................  $  (487)   $(272)   $(187)
                                                           =======    =====    =====

     Net periodic expense for the Plan was as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------    -----    -----
                                                               (DOLLARS IN THOUSANDS)
Service cost................................................  $  904     $267     $157
Interest cost...............................................     186       38       17
Expected return on assets...................................    (104)      (9)      --
Amortization of prior service cost..........................      56       13       13
Recognized net (gain) loss..................................     (19)       4       --
                                                              ------     ----     ----
Net periodic expense........................................  $1,023     $313     $187
                                                              ======     ====     ====

     Weighted average assumptions used in accounting for the Plan were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Assumed discount rate.......................................  7.00%    7.50%    6.75%
Rate of compensation increase...............................  4.00%    4.00%    4.00%
Expected return on assets...................................  8.00%    8.00%    8.00%

  Contribution Plan

     In 1997, the Company adopted a defined contribution plan (the "401(k) Plan") covering substantially all of its employees. Employees with 90 days or more of service may contribute up to 16% of annual compensation to a maximum of $10,500 of pre-tax annual compensation. The Company may determine, at its discretion, employer matching contributions to be made. The Company contributed a total of $1.2 million, $187 thousand, and $202 thousand during the years ended December 31, 2000, 1999, and 1998, respectively.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTE 22 -- SEGMENT REPORTING

     The Company's reportable operating segments include Mortgage Banking, Investment Portfolio and Commercial Lending.

     The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from B2B customers, and funds loans directly to consumers ("B2C"). These loans are then either securitized through the issuance of mortgage-backed securities ("MBS"), sold to government sponsored enterprises, resold in bulk whole loan sales to permanent investors, or retained by the Company's Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through the Company's B2B sellers and direct customers ("consumer construction"). Additionally, Mortgage Banking operates a B2R channel, LoanWorks.com, which allows real estate professionals to utilize the Company's technology to fulfill the mortgage loan process for their customers in the process of purchasing a home.

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

     In connection with an internal reorganization in the first quarter of 2000, the consumer construction business was moved to the Mortgage Banking segment and servicing operations were moved to the Investment Portfolio segment. In addition, prior to 2000, corporate support costs were allocated to the operating segments. Segment reporting for the years ended December 31, 1999 and 1998 has been restated to conform to the current method of reporting segments.

     Through December 31, 1999, IndyMac Operating was accounted for by IndyMac under the equity method. At December 31, 1999, the total investment by IndyMac in IndyMac Operating was $125.4 million. For the years ended December 31, 1999 and 1998, IndyMac Operating contributed earnings of $2.1 million and losses of $58.2 million, respectively, to IndyMac.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     Segment information for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                         MORTGAGE    INVESTMENT   COMMERCIAL
                                         BANKING     PORTFOLIO     LENDING      OTHER     CONSOLIDATED
                                        ----------   ----------   ----------   --------   ------------
                                                            (DOLLARS IN THOUSANDS)
2000
  Net interest income before
     provision........................  $   38,421   $   40,610   $   45,930   $ 30,087    $  155,048
  Net revenues........................     182,254       73,048       49,628     32,168       337,098
  Net earnings........................      50,987       25,115       21,269     20,555       117,926
  Assets as of December 31, 2000......  $1,968,585   $2,888,396   $  799,893   $ 83,330    $5,740,204
1999
  Net interest income before
     provision........................  $   36,749   $   34,806   $   51,582   $ 37,854    $  160,991
  Net revenues........................      38,824       26,029       45,707     39,969       150,529
  Net earnings........................      33,563       24,259       31,168     26,939       115,929
  Assets as of December 31, 1999......  $1,036,882   $1,464,637   $1,099,649   $125,354    $3,726,522
1998
  Net interest income before
     provision........................  $   48,498   $   38,614   $   58,671   $ 27,683    $  173,466
  Net revenues (expenses).............      46,611       (8,401)      55,399    (30,533)       63,076
  Net earnings (loss).................      38,518      (12,032)      44,623    (37,319)       33,790

NOTE 23 -- PARENT COMPANY FINANCIAL STATEMENTS

     The following tables present Parent Company financial information:

                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              --------    ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash........................................................  $  1,631    $    4,488
Loans held for sale, net....................................        --       615,243
Loans held for investment, net..............................     2,005     2,114,318
Mortgage securities available for sale......................        --       471,231
Investment in and advances to subsidiaries..................   539,810       150,609
Note receivable from IndyMac Bank...........................   178,541            --
Foreclosed assets...........................................     3,960        21,286
Intercompany receivables....................................       996        20,206
Other assets................................................     1,038        55,771
                                                              --------    ----------
          Total assets......................................  $727,981    $3,453,152
                                                              ========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings..................................................  $     --    $2,591,538
Accounts payable and accrued liabilities....................        88        34,084
Shareholders' equity........................................   727,893       827,530
                                                              --------    ----------
          Total liabilities and shareholders' equity........  $727,981    $3,453,152
                                                              ========    ==========

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Interest income
  Loans....................................................  $148,416    $277,770    $451,874
  Mortgage securities available for sale and trading.......    28,804      15,349      42,252
  Intercompany notes.......................................    13,387       5,103      12,181
  Other....................................................     1,480      16,552       6,361
                                                             --------    --------    --------
          Total interest income............................   192,087     314,774     512,668
Interest expense on borrowings.............................   102,580     164,425     339,531
                                                             --------    --------    --------
          Net interest income..............................    89,507     150,349     173,137
Provision for loan losses..................................     8,985      16,446      35,893
                                                             --------    --------    --------
          Net interest income after provision for loan
            losses.........................................    80,522     133,903     137,244
Other income
  Equity in earnings (loss) in subsidiaries................    54,235      11,815     (58,743)
  Gain (loss) on sale of securities, net...................       351         (69)    (16,206)
  Other income (loss), net.................................     1,137       3,568         (66)
                                                             --------    --------    --------
          Total other income...............................    55,723      15,314     (75,015)
                                                             --------    --------    --------
          Net revenues.....................................   136,245     149,217      62,229
Expenses...................................................    34,429      33,288      28,439
                                                             --------    --------    --------
Earnings before provision for income tax...................   101,816     115,929      33,790
  Income tax benefit.......................................   (16,110)         --          --
                                                             --------    --------    --------
  Net earnings.............................................  $117,926     115,929    $ 33,790
                                                             ========                ========
     Pro forma provision for income taxes (unaudited, see
       notes 1 and 2)......................................                48,373
                                                                         --------
     Pro forma net earnings (unaudited, see notes 1 and
       2)..................................................              $ 67,556
                                                                         ========

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        2000           1999            1998
                                                     -----------    -----------    ------------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.....................................  $   117,926    $   115,929    $     33,790
  Adjustments to reconcile net earnings to net cash
     (used in) provided by operating activities:
     Amortization and depreciation.................       28,209         54,214          68,904
     Loss on sale of loans.........................        1,415             --              --
     (Gain) loss on sale of securities.............         (351)            69          16,206
     Provision for loan losses.....................        8,985         16,446          35,892
     Non-cash compensation expense.................       16,904          3,250           1,818
     Equity in (earnings) loss of subsidiaries.....      (54,235)       (11,815)         58,742
  Sale of and payments from mortgage and other
     loans held for sale...........................    2,991,040      6,435,475      11,860,416
  Purchases and originations of mortgage and other
     loans held for sale...........................   (3,351,786)    (5,900,265)    (12,122,626)
  Net increase in trading mortgage securities......           --             --         (60,690)
  Net (increase) decrease in other assets and
     liabilities...................................     (175,797)       (63,181)         78,550
                                                     -----------    -----------    ------------
          Net cash (used in) provided by operating
            activities.............................     (417,690)       650,122         (28,998)
                                                     -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in mortgage loans held for
     investment....................................      274,420        271,225       1,299,751
  Net (increase) decrease in construction loans
     receivable....................................     (344,736)       194,409        (288,587)
  Net decrease (increase) in other loans held for
     investment....................................       11,709        (50,734)          4,781
  Net decrease in revolving warehouse lines of
     credit........................................       12,995        202,381          67,469
  Purchases of securities available for sale.......     (164,573)       (92,673)       (634,124)
  Sales of and payments from securities available
     for sale......................................       33,110         20,992         911,250
  Decrease (increase) in investment in and advances
     to subsidiaries, net of cash payments.........      391,814         22,252        (216,834)
  Net cash purchase of SGV Bancorp.................      (59,523)            --              --
  Increase in note receivable from IndyMac Bank....     (178,541)            --              --
                                                     -----------    -----------    ------------
          Net cash (used in) provided by investing
            activities.............................      (23,325)       567,852       1,143,706
                                                     -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in borrowings............      654,240     (1,073,776)     (1,227,441)
  Net proceeds from issuance of common stock and
     exercise of stock options.....................       15,993         57,703         243,690
  Purchases of common stock........................     (232,075)       (63,316)        (13,062)
  Cash dividends paid..............................           --       (134,912)       (130,756)
                                                     -----------    -----------    ------------
          Net cash provided by (used in) financing
            activities.............................      438,158     (1,214,301)     (1,127,569)
                                                     -----------    -----------    ------------
Net (decrease) increase in cash and cash
  equivalents......................................       (2,857)         3,673         (12,861)
Cash and cash equivalents at beginning of period...        4,488            815          13,676
                                                     -----------    -----------    ------------
Cash and cash equivalents at end of period.........  $     1,631    $     4,488    $        815
                                                     ===========    ===========    ============

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTE 24 -- SUBSEQUENT EVENTS

     Effective January of 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133," and Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Certain Investments" ("EITF 99-20"). SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. EITF 99-20 provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest, should account for interest income and impairment. The EITF Task Force concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its carrying amount and the decline is other-than-temporary, an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previous accounting method whereby impairment was measured using a risk-free rate of return.

     The following derivative instruments were identified and recorded at fair value as of January 1, 2001:

     - loan commitments,

     - FNMA and FHLMC forwards,

     - interest rate floor agreements,

     - interest rate cap agreements,

     - interest rate swap agreements,

     - swaptions.

     The Company uses interest rate swap agreements to reduce its exposure to interest rate risk. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Since the swap agreements qualify as a cash flow hedge, under SFAS 133, the fair value of these agreements totaling $(4.3) million was recorded as a reduction to other comprehensive income in shareholders' equity in January of 2001, net of income taxes of $1.8 million, or $(2.5) million after tax. Future changes in fair value on these interest rate swap agreements will be adjusted through other comprehensive income as long as the cash flow hedge requirements are met.

     The Company hedges the risk of overall changes in fair value of loans held for sale by selling forward contracts of government sponsored entities to economically hedge loan commitments and to create fair value hedges against the funded loan portfolios. Under SFAS 133, these forward contracts qualify as a fair value hedge of the funded loan portfolio. In January of 2001, a net after tax gain of $21 thousand was recorded as a

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
transition adjustment under SFAS 133 as a cumulative effect of a change in accounting principles on the forward contracts and the funded loan portfolio.

     Under the provisions of SFAS 133, in January of 2001, the Company transferred all of its AAA rated interest-only and principal-only securities from available-for-sale to trading. The transfer of these securities had the following effect on earnings and other comprehensive income during the first quarter of 2001:

                                                                               AFTER-TAX
                                                                              ADJUSTMENT
                                                                               TO OTHER
                                            TRADING (AT                      COMPREHENSIVE    NET EQUITY
                 SECURITY                   FAIR VALUE)    AFTER-TAX LOSS    INCOME (LOSS)      IMPACT
                 --------                   -----------    --------------    -------------    ----------
Principal-only securities.................   $  5,033          $(437)            $437             $--
AAA rated interest-only securities........    258,241           (530)             530             --
                                             --------          -----             ----             --
                                             $263,274          $(967)            $967             $--
                                             ========          =====             ====             ==

     The adoption of SFAS 133 and EITF 99-20 in January of 2001, which included the transfer of securities and recording the fair value of the derivative instruments, had the following effect on earnings and other comprehensive income during the first quarter of 2001:

                                                                         ADJUSTMENTS
                                                           ----------------------------------------
                                                                            OTHER
                                                           AFTER-TAX    COMPREHENSIVE    NET EQUITY
                                                           EARNINGS        INCOME          IMPACT
                                                           ---------    -------------    ----------
                                                                    (DOLLARS IN THOUSANDS)
Recorded as a cumulative effect of a change in accounting
  principles:
  SFAS 133 impact:
     Fair value of mortgage loans held for sale..........   $    21        $    --        $    21
                                                            -------        -------        -------
  EITF 99-20 impact:
  Core Operations:
     Investment grade securities.........................   $  (297)       $   297        $    --
     Non-investment grade securities.....................      (459)           459        $    --
     Residual securities.................................      (607)           607             --
                                                            -------        -------        -------
  Total core operations..................................    (1,363)         1,363             --
                                                            -------        -------        -------
Non-core Operations
  Manufactured Housing Securities:
     Non-investment grade securities.....................    (6,612)         4,867         (1,745)
     Residual securities.................................    (2,231)         1,889           (342)
                                                            -------        -------        -------
  Total non-core operations..............................    (8,843)         6,756         (2,087)
                                                            -------        -------        -------
  Total cumulative effect of a change in accounting
     principles..........................................   $(10,185)      $ 8,119        $(2,066)
                                                            =======        =======        =======
  Transfer of securities from available-for-sale to
     trading.............................................   $  (967)       $   967        $    --
  Fair value of interest rate swap agreements............        --        $(2,493)       $(2,493)
                                                            -------        -------        -------
          Total impact...................................   $(11,152)      $ 6,593        $(4,559)

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

     The Company's non-core operations, consisting of manufactured housing and home improvement collateral, represent those divisions that the Company has exited. The Company's manufactured housing portfolio continues to be affected by declining trends in the industry. As a result, in conjunction with the adoption of EITF 99-20, a cumulative effect of a change in accounting principles charge of $6.6 million and $2.2 million was recorded on the Company's manufactured housing non-investment grade securities and manufactured housing residual securities, respectively, during the first quarter of 2001. The following table summarizes the remaining manufactured housing assets for the Company, including the assumptions used in determining the fair value on the manufactured housing securities and the reserve levels on the loans and foreclosed assets.

                                                               VALUATION ASSUMPTIONS              ACTUAL
                                                         ---------------------------------   ----------------
                                                            MHP                     ANNUAL             ANNUAL
                                                         PREPAYMENT    DISCOUNT      LOSS    3-MONTH    LOSS
                               COLLATERAL   BOOK VALUE     SPEEDS        YIELD       RATE      MHP      RATE
                               ----------   ----------   ----------    --------     ------   -------   ------
                                                           (DOLLARS IN THOUSANDS)
Manufactured Housing
  Securities:
  Non-investment grade
     securities
     1997-1 B2...............   $ 89,982     $  2,009         105         16.3%       2.0%     96       1.9%
     1998-1 B2...............    102,178        3,167          97         16.3%       1.8%     56       2.0%
     1998-2 B2...............    161,554        4,290         105         16.3%       1.7%     97       1.8%
                                --------     --------
                                $353,714        9,466
                                ========
  Residual securities
     MHD 1997-1..............   $ 89,982           --         105         25.0%       2.0%     96       1.9%
     MHD 1998-1..............    102,178           --          97         25.0%       1.8%     56       2.0%
     MHD 1998-2..............    161,554          679         105         25.0%       1.7%     97       1.8%
                                --------     --------
                                $353,714          679
                                ========

                                                                        RESERVE
                                                          RESERVE      TO LOANS
                                                          -------     -----------
Whole Loans..................                 110,071      $7,762          7.1%
Foreclosed Assets............                   9,702       6,975         71.9%
                                             --------
          Total Manufactured
            Housing Assets...                $129,918
                                             ========

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTE 25 -- QUARTERLY FINANCIAL DATA -- UNAUDITED

     Selected quarterly financial data follows for the years ended December 31, 2000 and 1999:

                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                               --------    --------    ------------    -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
  Interest income............................  $98,634     $101,547      $115,179       $ 123,043
  Interest expense...........................   55,284       63,380        78,986          85,705
  Net interest income........................   43,350       38,167        36,193          37,338
  Provision for loan losses..................    4,316        4,406         3,386           3,866
  Gain on sale of loans and securities,
     net.....................................   19,533       27,150        35,063          46,655
  Net earnings...............................   51,946       22,331        20,810          22,839
  Earnings per share(1):
     Basic...................................  $  0.70     $   0.31      $   0.31       $    0.37
     Diluted.................................     0.69         0.31          0.31            0.36
1999
  Interest income............................  $93,532     $ 83,612      $ 85,711       $(262,855)
  Interest expense...........................   53,434       44,749        42,892        (141,075)
  Net interest income........................   40,098       38,863        42,819        (121,780)
  Provision for loan losses..................    6,681        1,217         4,412         (12,310)
  Gain (loss) on sale of loans and
     securities, net.........................      (69)          --            --              69
  Pro forma net earnings.....................   12,588       15,893        19,019          20,056
  Pro forma earnings per share(1):
     Basic...................................  $  0.16     $   0.20      $   0.24       $    0.27
     Diluted.................................     0.16         0.19          0.23            0.26

---------------
(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

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

                                          GRANT THORNTON LLP

Los Angeles, California
March 10, 2000

                         INDYMAC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
Loans held for sale, net
  Mortgages -- prime........................................  $ 39,138    $   90,855
  Mortgages -- subprime.....................................     4,458        18,539
  Manufactured housing......................................        --        27,684
  Home improvement..........................................        --        73,008
                                                              --------    ----------
                                                                43,596       210,086
Mortgage securities available for sale......................   179,355       398,094
Treasury securities available for sale......................        --       302,313
Mortgage servicing rights...................................   140,309       127,229
Other assets................................................    60,582        65,074
                                                              --------    ----------
          Total assets......................................  $423,842    $1,102,796
                                                              ========    ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Loans and securities sold under agreements to repurchase....  $170,753    $  697,406
Syndicated bank lines.......................................    89,139        89,139
Due to IndyMac Mortgage Holdings, Inc.......................    34,046       196,154
Accounts payable and accrued liabilities....................    37,675        35,714
                                                              --------    ----------
          Total liabilities.................................   331,613     1,018,413
Shareholders' equity
  Series A preferred stock -- authorized, 10,000 shares of
     $.05 par value; issued and outstanding, 9,900 shares...        --            --
  Common stock -- authorized, 10,000 shares of $.01 par
     value; issued and outstanding, 100 shares..............        --            --
  Additional paid-in capital................................   108,770       108,116
  Accumulated other comprehensive loss......................    (5,272)         (414)
  Cumulative earnings.......................................    13,731         1,681
  Cumulative distributions to shareholders..................   (25,000)      (25,000)
                                                              --------    ----------
          Total shareholders' equity........................    92,229        84,383
                                                              --------    ----------
          Total liabilities and shareholders' equity........  $423,842    $1,102,796
                                                              ========    ==========

        The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    ---------    -------
REVENUES
  Interest income
     Loans held for sale, net
       Mortgages-prime.....................................  $  7,918    $   6,761    $ 7,197
       Mortgages-subprime..................................       888        3,176      5,354
       Manufactured housing................................     1,291        2,464      1,339
       Home improvement....................................     5,208        1,597         --
                                                             --------    ---------    -------
                                                               15,305       13,998     13,890
     Mortgage securities available for sale................    33,269       29,733     36,822
     Treasury securities available for sale................     8,530       12,193        140
                                                             --------    ---------    -------
          Total interest income............................    57,104       55,924     50,852
  Interest expense
     Loans and securities sold under agreements to
       repurchase..........................................    25,838       36,002     35,229
     Syndicated bank lines.................................     5,120        3,828      3,507
     Advances from IndyMac Mortgage Holdings, Inc..........    20,524       17,381     10,075
                                                             --------    ---------    -------
          Total interest expense...........................    51,482       57,211     48,811
                                                             --------    ---------    -------
  Net interest income (expense) before provision for loan
     losses................................................     5,622       (1,287)     2,041
  Provision for loan losses................................     1,027          442        152
                                                             --------    ---------    -------
          Net interest income (expense)....................     4,595       (1,729)     1,889
  Gain on sale of mortgage loans, net......................   101,515       98,869     71,336
  Gain (loss) on sale of securities, net...................   (15,075)     (95,631)       389
  Service fee income.......................................    23,252        1,587     12,940
  Other income.............................................    20,860        7,884      3,422
                                                             --------    ---------    -------
          Net revenues.....................................   135,147       10,980     89,976
EXPENSES
  Salaries and related benefits............................    60,660       66,138     32,611
  General and administrative...............................    50,308       47,136     24,660
  Manufactured housing division restructuring charges......     3,222           --         --
                                                             --------    ---------    -------
          Total expenses...................................   114,190      113,274     57,271
                                                             --------    ---------    -------
          Earnings (loss) before provision (benefit) for
            income taxes...................................    20,957     (102,294)    32,705
  Provision (benefit) for income taxes.....................     8,907      (43,475)    13,898
                                                             --------    ---------    -------
Net earnings (loss)........................................  $ 12,050    $ (58,819)   $18,807
                                                             ========    =========    =======

        The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                      ACCUMULATED
                                                         OTHER
                                        ADDITIONAL   COMPREHENSIVE                                  CUMULATIVE          TOTAL
                               COMMON    PAID-IN        INCOME       CUMULATIVE   COMPREHENSIVE    DISTRIBUTIONS    SHAREHOLDERS'
                               STOCK     CAPITAL        (LOSS)        EARNINGS       INCOME       TO SHAREHOLDERS      EQUITY
                               ------   ----------   -------------   ----------   -------------   ---------------   -------------
Balance at December 31,
  1996.......................   $--      $ 32,476       $(8,512)      $41,693                        $(25,000)         $40,657
Net gain on mortgage
  securities available for
  sale.......................    --            --         9,018            --          9,018               --            9,018
Net earnings.................    --            --            --        18,807         18,807               --           18,807
                                ---      --------       -------       -------        -------         --------          -------
Net change...................    --            --         9,018        18,807         27,825               --           27,825
                                ---      --------       -------       -------        -------         --------          -------
Balance at December 31,
  1997.......................    --        32,476           506        60,500                         (25,000)          68,482
                                ---      --------       -------       -------                        --------          -------
Deferred compensation,
  restricted stock...........    --           640            --            --             --               --              640
Capital contribution.........              75,000            --            --             --               --           75,000
Net loss on mortgage
  securities available for
  sale.......................    --            --          (920)           --           (920)              --             (920)
Net loss.....................    --            --            --       (58,819)       (58,819)              --          (58,819)
                                ---      --------       -------       -------        -------         --------          -------
Net change...................    --        75,640          (920)      (58,819)       (59,739)              --           15,901
                                ---      --------       -------       -------        -------         --------          -------
Balance at December 31,
  1998.......................    --       108,116          (414)        1,681                         (25,000)          84,383
                                ---      --------       -------       -------                        --------          -------
Deferred compensation,
  restricted stock...........    --           654            --            --             --               --              654
Net loss on mortgage
  securities available for
  sale.......................    --            --        (4,858)           --         (4,858)              --           (4,858)
Net earnings.................    --            --            --        12,050         12,050               --           12,050
                                ---      --------       -------       -------        -------         --------          -------
Net change...................    --           654        (4,858)       12,050          7,192               --            7,846
                                ---      --------       -------       -------        -------         --------          -------
Balance at December 31,
  1999.......................   $--      $108,770       $(5,272)      $13,731                        $(25,000)         $92,229
                                ===      ========       =======       =======                        ========          =======

        The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1999            1998           1997
                                                              -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).......................................  $    12,050    $    (58,819)   $    18,807
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Amortization and depreciation...........................       97,469         108,051         34,692
    Gain on sale of mortgage loans, net.....................     (101,515)        (98,869)       (71,336)
    (Gain) loss on sale of mortgage securities, net.........       15,075          95,631           (389)
    Provision for loan losses...............................        1,027             442            152
  Purchases of loans from IndyMac Mortgage Holdings, Inc....   (6,050,123)    (11,375,461)    (4,106,645)
  Sale of and payments from mortgage loans held for sale....    6,214,368      11,440,445      4,198,108
  Purchases of manufactured housing loans held for sale.....     (206,448)       (377,856)      (175,266)
  Sale of and payments from manufactured housing loans held
    for sale................................................      233,731         373,782        150,693
  Net (purchases) sales of home improvement loans held for
    sale....................................................       71,580         (71,841)            --
  Purchases of mortgage securities classified as trading....           --      (1,453,535)      (183,391)
  Sale of and payments from mortgage securities classified
    as trading..............................................           --       1,347,234        109,731
  Net increase (decrease) in other assets...................        3,301         (19,792)       (21,467)
  Net increase (decrease) in income tax payable.............        3,332         (41,777)        12,117
  Net increase (decrease) in other liabilities..............       (2,620)         21,600         (5,851)
                                                              -----------    ------------    -----------
        Net cash provided by (used in) operating
          activities........................................      291,227        (110,765)       (40,045)
                                                              -----------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage and treasury securities classified
    as available for sale...................................     (553,543)       (474,667)       (26,840)
  Sales of and payments from available for sale and trading
    mortgage and treasury securities........................      795,087         328,246         29,818
  Additions to servicing rights.............................      (37,801)       (102,265)       (33,408)
                                                              -----------    ------------    -----------
        Net cash provided by (used in) investing
          activities........................................      203,743        (248,686)       (30,430)
                                                              -----------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in loans and securities sold under
    agreements to repurchase................................     (527,325)        173,123         77,741
  Net increase (decrease) in advances from IndyMac Mortgage
    Holdings, Inc...........................................       31,612         153,237        (12,236)
  Net increase in syndicated bank lines.....................           --          34,304          4,970
                                                              -----------    ------------    -----------
        Net cash provided by (used in) financing
          activities........................................     (495,713)        360,664         70,475
                                                              -----------    ------------    -----------
  Net change in cash........................................         (743)          1,213             --
  Cash at beginning of period...............................        1,213              --             --
                                                              -----------    ------------    -----------
  Cash at end of period.....................................  $       470    $      1,213    $        --
                                                              ===========    ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    50,298    $     58,761    $    49,540
  Cash paid for income taxes................................          122               9          1,996
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  In 1998, $75.0 million of paid in capital resulted in the
    form of a reduction in amounts due to IndyMac Mortgage
    Holdings, Inc.

        The accompanying notes are an integral part of these statements.

                         INDYMAC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     IndyMac, Inc. ("IndyMac Operating" or the "Company") is the entity through which its equity-method parent, IndyMac Mortgage Holdings, Inc. ("IndyMac") conducts certain of its mortgage lending business, including the origination and sale of conforming, non-conforming and jumbo residential loans. The financial statements of IndyMac Operating are prepared in conformity with US GAAP. The following is a summary of significant accounting and reporting policies used in preparing the financial statements.

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

  Mortgage Securities

     Mortgage securities consist primarily of AAA rated senior securities, investment and non-investment grade securities, principal-only securities, AAA rated interest-only securities and residual securities. Fair value is estimated based on market quotes when available or discounted cash flow techniques using assumptions for

                         INDYMAC, INC. AND SUBSIDIARIES
prepayment rates, market yield requirements and credit losses. Such assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change.

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

     To determine the fair value of the servicing assets, the Company primarily uses a valuation model that calculates the present value of future estimated cash flows. Assumptions used in the valuation model include anticipated prepayment speeds and loan performance. The prepayment speeds are determined from market sources for mortgages with similar coupons, adjusted for differences in collateral type.

  Hedging Instruments

     In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented a general asset/liability investment management strategy which

                         INDYMAC, INC. AND SUBSIDIARIES
seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company. This strategy includes, among other things, balancing investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates, and using a "macro-hedge" strategy which contemplates increased earnings from production volumes at the same time as losses are incurred on AAA rated interest-only securities and mortgage servicing rights due to rapid prepayments. The Company complies with the requirements of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts," in accounting for its hedging transactions.

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

  Stock-Based Compensation

     During 1999, the Company's stock-based compensation is provided to employees based on the 1998 Plan, as amended which allows for the grant of various types of awards including, but not limited to, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, and stock bonuses to employees (including officers and directors) of IndyMac, IndyMac Operating, and their respective subsidiaries or affiliates and certain consultants or advisors to IndyMac, IndyMac Operating, and their respective subsidiaries or affiliates. Awards are granted based upon the fair value of IndyMac's stock on the grant date.

                         INDYMAC, INC. AND SUBSIDIARIES

     The Company accounts for stock awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows companies to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date.

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

NOTE 2 -- LOANS HELD FOR SALE, NET

     Included in loans held for sale are prime and subprime mortgage loans, manufactured housing loans and home improvement loans. Substantially all of the mortgage loans purchased by IndyMac Operating from IndyMac are fixed-rate and adjustable-rate jumbo and non-conforming loans secured by first liens on single-family residential properties. Approximately 47.8% of the principal amount of mortgage loans held for sale at December 31, 1999 were collateralized by properties located in California.

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

NOTE 3 -- MORTGAGE SECURITIES

     At December 31, 1999 and 1998, the Company's mortgage securities were comprised of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
AAA rated interest-only securities.....................  $  9,083     $203,026
Agency and principal only securities...................   104,554        6,068
Other investment grade securities......................    31,769      113,206
                                                         --------     --------
          Total investment grade securities............   145,406      322,300
Non-investment grade residual securities...............     5,554        7,906
Other non-investment grade securities..................    28,395       67,888
                                                         --------     --------
          Total non-investment grade securities........    33,949       75,794
                                                         --------     --------
          Total mortgage securities....................  $179,355     $398,094
                                                         ========     ========

                         INDYMAC, INC. AND SUBSIDIARIES

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
                                                       ========        ========

     Prepayment speed assumptions used to value the Company's AAA rated interest-only securities portfolio are based primarily on historical experience, collateral coupon and seasoning. At December 31, 1999, the average constant prepayment rate assumption approximated 13.3%. In addition, these valuations incorporated weighted average discount rates of 13%. The actual constant prepayment rate was 13.8% for the month of December 1999.

     The change in net unrealized gains and losses totaling $(9.4) million and $(656) thousand during the years ended December 31, 1999 and 1998, respectively, were net against $4.5 million and $264 thousand in related tax expense (benefit), resulting in a net change in other comprehensive income of $(4.9) million and $(0.9) million during the years ended December 31, 1999 and 1998, respectively.

     The change in net unrealized holding losses on trading securities totaling $112.1 million and $6.9 million were included in net earnings during the years ended December 31, 1998 and 1997, respectively. There were no trading securities in 1999.

     IndyMac Operating sold $204.1 million of AAA rated interest-only securities to IndyMac at the close of business on December 31, 1999, recognizing a gain, net of tax, of $9.8 million. This transaction is reported in the separate financial statements of IndyMac, Inc.; however, is eliminated in the equity in earnings of IndyMac and has no impact on the consolidated earnings of IndyMac.

NOTE 4 -- MORTGAGE SERVICING RIGHTS

     At December 31, 1999 and 1998, IndyMac Operating's master servicing portfolio had an aggregate outstanding principal balance of $16.1 billion and $17.0 billion respectively, with a weighted average coupon of 8.2% and 8.3% respectively. Included in these balances are $2.3 billion and $1.2 billion of IndyMac owned-loans and loans serviced for others at December 31, 1999 and 1998, respectively. IndyMac Home Loan Servicing's portfolio at December 31, 1999 and 1998 was $10.1 billion and $10.5 billion, respectively, with a weighted average coupon of 8.6% as of December 31, 1999 and 8.3% as of December 31, 1998. Included in these balances are $2.4 billion and $2.9 billion of IndyMac owned-loans and loans serviced for others at December 31, 1999 and 1998, respectively.

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

                         INDYMAC, INC. AND SUBSIDIARIES

     The changes in mortgage servicing rights are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Balance at January 1................................  $127,229    $ 72,784    $54,398
Additions...........................................    37,801     146,846     33,408
Scheduled amortization..............................   (31,129)    (16,347)    (9,266)
Sales...............................................        --     (46,630)        --
Deferred hedging costs..............................    (1,203)         --         --
Valuation/impairment................................     7,611     (29,424)    (5,756)
                                                      --------    --------    -------
Balance at December 31..............................  $140,309    $127,229    $72,784
                                                      ========    ========    =======

     Changes in the valuation for impairment of mortgage servicing rights are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Balance at January 1................................  $(37,699)   $ (8,275)   $(2,519)
Valuation/impairment................................     7,611     (29,424)    (5,756)
                                                      --------    --------    -------
Balance at December 31..............................  $(30,088)   $(37,699)   $(8,275)
                                                      ========    ========    =======

     The assumptions used to value mortgage servicing rights are as follows:

ASSUMPTIONS

                                                                      ACTUAL                           VALUATION
                                               -----------------------------------------------------   ----------
                                                                                              WTD.
                                               CARRYING   COLLATERAL    GROSS   SERVICING     AVG.     PREPAYMENT   DISCOUNT
                                                VALUE       BALANCE      WAC       FEE      MULTIPLE     SPEEDS      YIELD
                                               --------   -----------   -----   ---------   --------   ----------   --------
                                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
Master Servicing.............................  $ 51,365   $13,829,264    8.2%      0.1%       3.27        238         16.3%
Primary Servicing
  Prime/subprime.............................    87,548     7,352,119    8.3%      0.3%       3.55        226         12.1%
  Manufactured housing.......................     1,396       394,545   10.3%      1.0%       0.35        208         15.0%
                                               --------   -----------
        Total primary servicing..............    88,944   $ 7,746,664    8.4%      0.4%       3.10        225         12.0%
                                               --------   ===========
Total mortgage servicing rights..............  $140,309
                                               ========
DECEMBER 31, 1998
Master Servicing.............................  $ 61,135   $15,820,823    8.2%      0.1%       3.19        378         10.0%
Primary Servicing
  Prime/subprime.............................    63,076     7,112,631    8.3%      0.3%       3.28        399         10.0%
  Manufactured housing.......................     3,018       473,052   10.3%      1.0%       0.64        250         15.0%
                                               --------   -----------
        Total primary servicing..............    66,094   $ 7,585,683    8.4%      0.3%       3.24        390         10.2%
                                               --------   ===========
        Total mortgage servicing rights......  $127,229
                                               ========

NOTE 5 -- BORROWINGS

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

                         INDYMAC, INC. AND SUBSIDIARIES

     The facilities bear interest at rates indexed to the London InterBank Offering Rate ("LIBOR") or the federal funds rate, plus an applicable margin. For the years ending December 31, 1999 and 1998, the weighted average borrowing rates on these facilities were 5.0% and 5.2%, respectively. None of the lenders are affiliated with IndyMac or IndyMac Operating. At December 31, 1999 and 1998, the Company had $259.9 million and $786.5 million outstanding, respectively, under such facilities.

NOTE 6 -- INCOME TAXES

     The income tax provisions for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        ------    --------    -------
                                                           (DOLLARS IN THOUSANDS)
Current tax expense (benefit)
  Federal.............................................  $   45    $   (971)   $   319
  State...............................................      --          --        137
                                                        ------    --------    -------
          Total current tax expense (benefit).........      45        (971)       456
                                                        ------    --------    -------
Deferred tax expense (benefit)
  Federal.............................................   6,532     (32,344)     9,974
  State...............................................   2,330     (10,160)     3,468
                                                        ------    --------    -------
Total deferred tax expense (benefit)..................   8,862     (42,504)    13,442
                                                        ------    --------    -------
Total income tax expense (benefit)....................  $8,907    $(43,475)   $13,898
                                                        ======    ========    =======

     The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998 are presented below:

                                                                 DECEMBER 31,
                                                            -----------------------
                                                               1999         1998
                                                            ----------    ---------
                                                            (DOLLARS IN THOUSANDS)
Deferred tax assets
  Allowance for loan losses...............................   $   957       $1,066
  Net operating loss carry forward........................       252        4,181
  Other...................................................     3,419          743
                                                             -------       ------
          Total net deferred tax assets...................     4,628        5,990
                                                             -------       ------
Deferred tax liabilities
  State taxes.............................................      (204)      (1,183)
  Mortgage securities and servicing rights................    (7,756)        (247)
                                                             -------       ------
Total deferred tax liabilities............................    (7,960)      (1,430)
                                                             -------       ------
Deferred tax asset (liability), net.......................   $(3,332)      $4,560
                                                             =======       ======

     IndyMac Operating had a net operating loss carry forward for federal income tax purposes of approximately $700 thousand at December 31, 1999 which begins to expire in 2010, and a net operating loss carry forward for state income tax purposes of $1.5 million.

                         INDYMAC, INC. AND SUBSIDIARIES

     The effective income tax rate differed from the federal statutory rate as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Federal statutory rates.....................................  35.0%   35.0%   35.0%
State income taxes, net of federal tax effect...............   6.5%    6.5%    7.2%
Other items, net............................................   1.0%    1.0%    0.3%
                                                              ----    ----    ----
Effective income tax rate...................................  42.5%   42.5%   42.5%
                                                              ====    ====    ====

NOTE 7 -- FINANCIAL INSTRUMENTS

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

     With respect to fixed rate mortgage loans held for sale, the Company hedges its exposure to interest rate risk with forward commitments to sell a FNMA/FHLMC security of comparable maturity and weighted average interest rate. With respect to AAA rated interest-only securities and mortgage servicing rights, the Company reduces its exposure to interest rate risk by investing in other mortgage securities and financial instruments that tend to increase in value as interest rates decrease including utilizing mortgage-backed securities, ten year U.S. Treasuries, Treasury futures, or options. The Company uses hedging instruments to reduce its exposure to interest rate risk.

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

     Subsequent to the reclassification of all securities from trading to available for sale as of December 31, 1998 and to the extent consistent with US GAAP, IndyMac Operating defers future gains and losses from hedging activities associated with its mortgage securities portfolio. Future gains and losses from hedging activities would be added to or deducted from the carrying value of the associated assets, which will then be marked-to-market, with net unrealized gains or losses excluded from earnings and included as a separate component of comprehensive income in shareholders' equity, net of related income tax effects.

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

                         INDYMAC, INC. AND SUBSIDIARIES

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the estimated fair value of the various classes of financial instruments as of December 31, 1999 and 1998. The estimated fair value amounts have been determined by IndyMac Operating using available market information and valuation methods that IndyMac Operating believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve significant judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts IndyMac Operating could realize in a current market exchange.

                                                     DECEMBER 31, 1999         DECEMBER 31, 1998
                                                   ----------------------    ----------------------
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                    AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                   --------    ----------    --------    ----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
  Loans held for sale............................  $41,076      $41,076      $211,745     $211,745
  Commitments to sell loans and securities.......    2,417        2,417        (1,841)      (1,841)
  Commitments to purchase loans..................      103          103           182          182
  Mortgage securities and treasury securities....  179,355      179,355       700,407      700,407
  Treasury call options..........................       --           --         3,150        3,150
LIABILITIES:
  Loans and securities sold under agreements to
     repurchase..................................  170,753      170,753       697,406      697,406
  Syndicated bank lines..........................   89,139       89,139        89,139       89,139

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

                         INDYMAC, INC. AND SUBSIDIARIES

     Loans and Securities Sold Under Agreements to Repurchase. Due to the short-term nature of loans and securities sold under agreements to repurchase, the fair value of these liabilities is assumed to be the carrying value.

     Syndicated Bank Lines. Due to the adjustable interest rate on this facility, the fair value is assumed to be the carrying value.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

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

  Primary Loan Servicing

     On April 2, 1998, IndyMac Operating acquired certain assets of the mortgage servicing operation of First of America Loan Services, Inc. The servicing platform, IndyMac Home Loan Servicing, is located in Kalamazoo, Michigan. As of December 31, 1999 and 1998, the IndyMac Home Loan Servicing portfolio totaled $7.8 billion and $10.5 billion, respectively, with a weighted average coupon of 8.4% and 8.3% at December 31, 1999 and 1998, respectively. Included in the $7.8 billion portfolio at December 31, 1999 was $0.8 million of loans serviced for others.

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

  Commitments to Purchase Loans

     As of December 31, 1999 and 1998, IndyMac Operating had entered into commitments to purchase loans from IndyMac totaling $1.1 billion and $2.1 billion, respectively, including loans subject to purchase from

                         INDYMAC, INC. AND SUBSIDIARIES
sellers by IndyMac. During the years ended December 31, 1999 and 1998, IndyMac Operating purchased loans from IndyMac totaling $5.8 billion, and $11.8 billion, respectively.

  Commitments to Sell Loans and Securities

     IndyMac Operating hedges its inventory and committed pipeline of mortgage loans by using temporary cross hedges with forward commitments to sell Fannie Mae mortgage-backed securities and U.S. Treasury futures contracts. IndyMac Operating's commitments to sell loans approximated $253.0 million and $443.0 million, respectively, as of December 31, 1999 and 1998. IndyMac Operating had forward commitments to sell $836.9 million and $620.0 million of Fannie Mae mortgage-backed securities as of December 31, 1999 and 1998, respectively, and $406.9 million of two-year, five-year and ten-year U.S. Treasury contracts as of December 31, 1998. There were no U.S. Treasury contracts as of December 31, 1999. The commitments to sell securities had net unrealized gain (loss) of approximately $4.6 million and $(2.0) million as of December 31, 1999 and 1998, respectively. The net unrealized gains (losses) were deferred as part of IndyMac Operating's lower of cost or market analysis on its loans held for sale. Cash requirements related to forward commitments and futures contracts are limited to the interest rate risk exposure resulting from having fewer closed loans at the committed price than anticipated under the forward commitments and futures contracts.

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

  Lease Commitments

     IndyMac Operating leases office facilities under lease agreements extending through 2010. Future minimum annual rental commitments under these non-cancelable operating leases, net of sublease rentals, with initial or remaining terms of one year or more are as follows:

      FOR THE YEAR ENDING DECEMBER 31,         RELATED PARTY    NON-RELATED PARTY     TOTAL
      --------------------------------         -------------    -----------------    -------
                                                          (DOLLARS IN THOUSANDS)
2000.........................................     $ 4,175            $ 3,362         $ 7,537
2001.........................................       4,174              2,958           7,132
2002.........................................       4,174              2,687           6,861
2003.........................................       4,174              1,863           6,037
2004.........................................       4,174                376           4,550
Thereafter...................................      24,106                  2          24,108
                                                  -------            -------         -------
          Total minimum lease payments.......      44,977             11,248          56,225
Sublease rentals.............................        (157)            (2,714)         (2,871)
                                                  -------            -------         -------
          Total minimum lease payments, net
            of sublease rentals..............     $44,820            $ 8,534         $53,354
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

                         INDYMAC, INC. AND SUBSIDIARIES

NOTE 10 -- BENEFIT PLANS

  Stock Option Plan

     Total restricted stock awards for IndyMac Operating granted in 1999 were 174,818 at a fair market value of $2.2 million and a weighted average share price of $12.42. As of December 31, 1999 there were 138,090 awards outstanding. Awards forfeited during 1999 were 36,728. Paid-in capital in excess of par and unearned compensation was recorded for the fair market value at the date of grant. Unearned compensation is being amortized to compensation expense over the vesting period and is shown as a reduction in shareholders' equity. Total compensation expense for 1999 was $1.4 million. Total IndyMac stock options granted in 1999, 1998, and 1997 to IndyMac Operating employees were 745,300, 1,618,291 and 438,589, respectively.

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

     The changes in Benefit Plan assets during 1999 consisted of the actual return on assets of $363 thousand, and employer contributions of $615 thousand, for a net fair value of $978 thousand at December 31, 1999.

     Changes in benefit obligation were as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
                                                           (DOLLARS IN THOUSANDS)
Benefit obligation, beginning of year....................   $1,237        $  730
Service cost.............................................      671           298
Interest cost............................................      105            51
Plan amendments..........................................       66            --
Actuarial (gain) loss....................................     (267)          158
                                                            ------        ------
Benefit obligation, end of year..........................   $1,812        $1,237
                                                            ======        ======

     Reconciliations of funded status were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                          ----------------------
                                                           1999          1998
                                                          -------      ---------
                                                          (DOLLARS IN THOUSANDS)
Funded status...........................................   $(834)       $(1,237)
Unamortized prior service cost..........................     715            691
Unrecognized net actuarial (gain) loss..................    (452)           158
                                                           -----        -------
Accrued pension cost....................................   $(571)       $  (388)
                                                           =====        =======

                         INDYMAC, INC. AND SUBSIDIARIES

     Net periodic expense for the Benefit Plan was as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                                 (DOLLARS
                                                              IN THOUSANDS)
Service cost................................................  $671     $298
Interest cost...............................................   105       51
Expected return on assets...................................   (28)      --
Amortization of prior service cost..........................    43       39
Recognized net loss.........................................     7       --
                                                              ----     ----
Net periodic expense........................................  $798     $388
                                                              ====     ====

     Weighted average assumptions used in accounting for the Benefit Plan were as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Assumed discount rate.......................................  7.50%   6.75%
Rate of compensation increase...............................  4.00%   4.00%
Expected return on assets...................................  8.00%   8.00%

  Contribution Plan

     In 1997, IndyMac Operating adopted a defined contribution plan (the "401(k) Plan") covering substantially all of its employees. Employees with one or more years of service may contribute up to 16% of annual compensation to a maximum of $10,000 of pre-tax annual compensation. IndyMac Operating may determine, at its discretion, employer matching contributions to be made.

NOTE 11 -- RELATED PARTY TRANSACTIONS

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

     Prior to July 1, 1997, IndyMac operated under an agreement (the "Management Agreement") with Countrywide Asset Management Corporation (the "Manager" or "CAMC") to advise the Company on various facets of its business and manage its operations, subject to review and supervision by IndyMac's Board of Directors. The Manager had entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. ("CHL"), to perform such services for the Company as the Manager deemed necessary. For performing these services, the Manager received, (1) a base management fee of 0.125% per annum of average-invested mortgage-related assets not pledged to secure CMO's, and excluding loans held for sale, (2) a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit, and (3) incentive compensation equal to 25% of the amount by which IndyMac's annualized return on equity exceeded the ten-year U.S. Treasury Rate plus 2%. IndyMac Operating paid management fees to CAMC totaling $757 thousand for the year ended December 31, 1997.