Form 10-Q
period 2001-03-31
INDYMAC BANCORP INC
filed 2001-05-14
CIK 773468

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

                      FOR THE PERIOD ENDED MARCH 31, 2001

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

        Common stock outstanding as of April 30, 2001: 61,032,351 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INDYMAC BANCORP, INC.

                           FORM 10-Q QUARTERLY REPORT
                      FOR THE PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                    PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets.................................    1
          Consolidated Statements of Earnings.........................    2
          Consolidated Statements of Shareholders' Equity and
            Comprehensive Income......................................    3
          Consolidated Statements of Cash Flows.......................    4
          Notes to Consolidated Financial Statements..................    5
          Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations.................................    9
Item 3.   Quantitative and Qualitative Disclosure of Market Risk......   21

                      PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................   24

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................  $   35,790      $   67,867
Investment securities available for sale, amortized cost of
  $7,177 and $18,298, respectively..........................       7,211          18,387
Mortgage-backed securities classified as trading
  securities................................................     249,233              --
Mortgage-backed securities available for sale, amortized
  cost of $1,209,374 and $1,147,376, respectively ($213.3
  million pledged as collateral for repurchase agreements at
  March 31, 2001)...........................................   1,228,619       1,135,916
Loans receivable:
  Loans held for sale
     Prime..................................................   1,708,665       1,219,737
     Subprime...............................................      86,177         201,035
  Loans held for investment
     Mortgage...............................................   1,604,704       1,578,216
     Builder construction...................................     547,923         554,028
     Consumer construction..................................     452,752         372,394
     Income property........................................      56,861          57,717
     Revolving warehouse lines of credit....................      20,019          57,492
  Allowance for loan losses.................................     (65,113)        (58,962)
                                                              ----------      ----------
          Total loans receivable ($2.4 billion pledged as
           collateral for repurchase agreements at March 31,
           2001)............................................   4,411,988       3,981,657
Mortgage servicing rights...................................     231,899         211,127
Foreclosed assets...........................................      14,230          16,265
Investment in Federal Home Loan Bank stock, at cost.........      80,529          63,281
Interest receivable.........................................      53,367          51,432
Goodwill and other intangible assets........................      37,916          38,724
Other assets................................................     275,733         155,548
                                                              ----------      ----------
          Total assets......................................  $6,626,515      $5,740,204
                                                              ==========      ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits....................................................  $1,185,769      $  797,935
Advances from Federal Home Loan Bank........................   1,609,615       1,264,457
Borrowings..................................................   2,961,593       2,850,189
Other liabilities...........................................     116,386          99,730
                                                              ----------      ----------
          Total liabilities.................................   5,873,363       5,012,311
Shareholders' Equity
  Preferred Stock -- authorized, 10,000,000 shares of $0.01
     par value; none issued.................................          --              --
  Common Stock -- authorized, 200,000,000 shares of $0.01
     par value; issued 82,638,780 shares (62,533,666
     outstanding) at March 31, 2001 and issued 81,758,312
     shares (62,176,316 outstanding) at December 31, 2000...         826             818
  Additional paid-in-capital................................     933,846         920,205
Accumulated other comprehensive income (loss)...............       7,370          (2,603)
Retained earnings...........................................     132,964         117,926
Treasury stock, 20,105,114 shares and 19,581,996 shares,
  respectively..............................................    (321,854)       (308,453)
                                                              ----------      ----------
          Total shareholders' equity........................     753,152         727,893
                                                              ----------      ----------
          Total liabilities and shareholders' equity........  $6,626,515      $5,740,204
                                                              ==========      ==========

        The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Interest income
Investment securities available for sale....................  $    248    $     --
Mortgage-backed securities classified as trading............     8,119          --
Mortgage-backed securities available for sale...............    23,192      18,270
Loans held for sale
  Prime.....................................................    32,512      15,010
  Subprime..................................................     5,416       4,012
Loans held for investment
  Mortgage..................................................    35,179      27,087
  Builder construction......................................    15,012      22,650
  Consumer construction.....................................     8,713       5,807
  Income property...........................................     1,326       1,247
  Revolving warehouse lines of credit.......................       691       4,400
Other.......................................................     1,552         150
                                                              --------    --------
         Total interest income..............................   131,960      98,633
Interest expense
Deposits....................................................    14,474          --
Advances from Federal Home Loan Bank........................    22,416          --
Borrowings..................................................    52,013      55,284
                                                              --------    --------
         Total interest expense.............................    88,903      55,284
                                                              --------    --------
         Net interest income................................    43,057      43,349
Provision for loan losses...................................     9,000       4,316
                                                              --------    --------
         Net interest income after provision for loan
         losses.............................................    34,057      39,033
Other income
  Gain on sale of loans.....................................    49,199      18,570
  Service fee income........................................     9,643       8,236
  Gain (loss) on mortgage-backed securities, net............    (2,487)        963
  Fee and other income......................................    12,766       6,743
                                                              --------    --------
         Total other income.................................    69,121      34,512
                                                              --------    --------
    Net revenues............................................   103,178      73,545
Other expense
  Operating expenses........................................    59,365      35,988
  Amortization of goodwill and other intangible assets......       960          14
  Non-recurring and other charges...........................      (300)     10,223
                                                              --------    --------
         Total other expense................................    60,025      46,225
                                                              --------    --------
Earnings before provision for income taxes and cumulative
  effect of a change in accounting principle................    43,153      27,320
  Provision for income taxes................................    17,930      11,474
  Income tax benefit from termination of REIT status........        --     (36,100)
                                                              --------    --------
    Earnings before cumulative effect of a change in
     accounting principle...................................    25,223      51,946
                                                              --------    --------
Cumulative effect of a change in accounting principle.......   (10,185)         --
                                                              --------    --------
    Net earnings............................................  $ 15,038    $ 51,946
                                                              ========    ========
Earnings per share before cumulative effect of a change in
  accounting principle
  Basic.....................................................  $   0.41    $   0.70
  Diluted...................................................  $   0.39    $   0.69
Earnings per share from cumulative effect of a change in
  accounting principle
  Basic.....................................................  $  (0.16)   $     --
  Diluted...................................................  $  (0.16)   $     --
Net earnings per share
  Basic.....................................................  $   0.24    $   0.70
  Diluted...................................................  $   0.23    $   0.69
Weighted average shares outstanding
  Basic.....................................................    62,193      74,028
  Diluted...................................................    64,615      74,787

        The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             ACCUMULATED
                                                                OTHER
                                                            COMPREHENSIVE                                CUMULATIVE
                                               ADDITIONAL   INCOME (LOSS)                   TOTAL       DISTRIBUTIONS
                                      COMMON    PAID-IN     -------------   RETAINED    COMPREHENSIVE        TO         TREASURY
                                      STOCK     CAPITAL          MBS        EARNINGS       INCOME       SHAREHOLDERS      STOCK
                                      ------   ----------   -------------   ---------   -------------   -------------   ---------
Balance at December 31, 1999........   $807    $1,080,327      $ 7,433      $ 393,149                     $(577,808)    $ (76,378)
Common stock options exercised......      2           900           --             --      $    --               --            --
Directors' and officers' notes
  receivable........................     --            29           --             --           --               --            --
Deferred compensation, restricted
  stock.............................     --         1,982           --             --           --               --            --
401(k) contribution.................     --           233           --             --           --               --            --
Net loss on mortgage securities
  available for sale................     --            --          (34)            --          (34)              --            --
Dividend reinvestment plan..........     --            69           --             --           --               --            --
Purchases of common stock...........     --            --           --             --           --               --       (27,315)
Close-out of cumulative earnings and
  distributions to additional
  paid-in capital...................     --      (184,659)          --       (393,149)          --          577,808            --
Net earnings........................     --            --           --         51,946       51,946               --            --
                                       ----    ----------      -------      ---------      -------        ---------     ---------
Net change..........................      2      (181,446)         (34)      (341,203)     $51,912          577,808       (27,315)
                                       ----    ----------      -------      ---------      -------        ---------     ---------
Balance at March 31, 2000...........   $809    $  898,881      $ 7,399      $  51,946                     $      --     $(103,693)
                                       ====    ==========      =======      =========                     =========     =========
Balance at December 31, 2000........   $818    $  920,205      $(2,603)     $ 117,926                     $      --     $(308,453)
Common stock options exercised......      8        12,688           --             --      $    --               --            --
Directors' and officers' notes
  receivable........................     --           (26)          --             --           --               --            --
Deferred compensation, restricted
  stock.............................                  525           --             --           --               --            --
401(k) contribution.................                  445           --             --           --               --            --
Net gain on mortgage securities
  available for sale and interest
  rate swap agreements..............     --            --        9,973             --        9,973               --            --
Dividend reinvestment plan..........     --             9           --             --           --               --            --
Purchases of common stock...........     --            --           --             --           --               --       (13,401)
Net earnings........................     --            --           --         15,038       15,038               --            --
                                       ----    ----------      -------      ---------      -------        ---------     ---------
Net change..........................      8        13,641        9,973         15,038      $25,011               --       (13,401)
                                       ----    ----------      -------      ---------      -------        ---------     ---------
Balance at March 31, 2001...........   $826    $  933,846      $ 7,370      $ 132,964                     $      --     $(321,854)
                                       ====    ==========      =======      =========                     =========     =========


                                          TOTAL
                                      SHAREHOLDERS'
                                         EQUITY
                                      -------------
Balance at December 31, 1999........    $827,530
Common stock options exercised......         902
Directors' and officers' notes
  receivable........................          29
Deferred compensation, restricted
  stock.............................       1,982
401(k) contribution.................         233
Net loss on mortgage securities
  available for sale................         (34)
Dividend reinvestment plan..........          69
Purchases of common stock...........     (27,315)
Close-out of cumulative earnings and
  distributions to additional
  paid-in capital...................          --
Net earnings........................      51,946
                                        --------
Net change..........................      27,812
                                        --------
Balance at March 31, 2000...........    $855,342
                                        ========
Balance at December 31, 2000........    $727,893
Common stock options exercised......      12,696
Directors' and officers' notes
  receivable........................         (26)
Deferred compensation, restricted
  stock.............................         525
401(k) contribution.................         445
Net gain on mortgage securities
  available for sale and interest
  rate swap agreements..............       9,973
Dividend reinvestment plan..........           9
Purchases of common stock...........     (13,401)
Net earnings........................      15,038
                                        --------
Net change..........................      25,259
                                        --------
Balance at March 31, 2001...........    $753,152
                                        ========

        The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $    15,038    $    51,946
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
      Amortization of securities and mortgage servicing
       rights...............................................       44,116         40,580
      Amortization of goodwill and other intangible
       assets...............................................          960             14
      Other depreciation and amortization...................        2,815             36
      Gain on sale of loans.................................      (49,199)       (18,570)
      Loss (gain) on sale of securities.....................        2,487           (963)
      Provision for loan losses.............................        9,000          4,316
      Non-cash compensation expense.........................          670         10,564
      Cumulative effect of a change in accounting
       principle............................................       10,185             --
  Purchases and originations of mortgage loans held for
    sale....................................................   (3,164,206)    (1,487,669)
  Sale of and payments from mortgage loans held for sale....    2,649,420      1,271,651
  Payments from trading mortgage securities.................          126             --
  Net increase in other assets and liabilities..............     (105,979)       (21,694)
                                                              -----------    -----------
      Net cash used in operating activities.................     (584,567)      (149,789)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage loans held for investment...........      (21,754)          (470)
  Payments from mortgage loans held for investment..........      131,761         50,532
  Net increase in construction loans receivable.............      (71,872)       (34,503)
  Net decrease (increase) in revolving warehouse lines of
    credit..................................................       36,251         (6,070)
  Purchases of mortgage securities available for sale.......     (434,975)      (146,502)
  Sales of and payments from mortgage securities available
    for sale................................................       90,483         16,095
  Purchases of mortgage servicing rights....................       (2,017)          (317)
  Net increase in investment in Federal Home Loan Bank
    stock, at cost..........................................      (17,248)            --
                                                              -----------    -----------
      Net cash used in investing activities.................     (289,371)      (121,235)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................      387,754             --
  Net increase in advances from Federal Home Loan Bank......      344,963             --
  Net increase in borrowings................................      109,834        302,984
  Net proceeds from issuance of common stock and exercise of
    stock options...........................................       12,711          1,000
  Purchases of common stock.................................      (13,401)       (27,315)
                                                              -----------    -----------
      Net cash provided by financing activities.............      841,861        276,669
                                                              -----------    -----------
Net (decrease) increase in cash and cash equivalents........      (32,077)         5,645
Cash and cash equivalents at beginning of period............       67,867          4,488
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $    35,790    $    10,133
                                                              ===========    ===========
  Supplemental cash flow information:
      Cash paid for interest................................  $    87,822    $    53,139
                                                              ===========    ===========
      Cash paid for income taxes............................  $        44    $        --
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

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     IndyMac Bancorp, Inc. ("IndyMac" and together with its subsidiaries, "the Company") conducts a diversified mortgage lending business, manages an investment portfolio and offers commercial lending and retail banking products.

     The consolidated financial statements include the accounts of IndyMac and its subsidiaries, including IndyMac Bank, F.S.B. ("IndyMac Bank"). All significant intercompany balances and transactions with IndyMac's consolidated subsidiaries have been eliminated in consolidation. The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Certain reclassifications have been made to the financial statements for the period ended March 31, 2000 to conform to the March 31, 2001 presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 -- RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Effective January of 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133," and Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Certain Investments" ("EITF 99-20"). Additionally, in September of 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which the Company fully adopted by April 1, 2001.

  SFAS 133

     SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income ("OCI") depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on whether hedge accounting has been elected, its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

     The following derivative financial instruments were identified and recorded at fair value as of January 1, 2001:

     - FNMA and FHLMC forward contracts,

     - interest rate swap agreements,

     - interest rate floor agreements,

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

     - interest rate cap agreements,

     - loan commitments.

     Generally speaking, if interest rates increase, the value of the mortgage pipeline decreases and gain on sale margins are adversely impacted. The Company hedges the risk of overall changes in fair value of loans held for sale by selling forward contracts on securities of government sponsored entities to economically hedge loan commitments and to create fair value hedges against the funded loan portfolios. Under SFAS 133, these forward contracts qualify as a fair value hedge of the funded loan portfolio. In January of 2001, a net after tax gain of $21 thousand was recorded as a transition adjustment under SFAS 133 as a cumulative effect of a change in accounting principle on the forward contracts and the funded loan portfolio. During the first quarter of 2001, hedge ineffectiveness totaling $5.3 million was recorded as an increase to the gain on sale of loans.

     Loan commitments represent the Company's pipeline to originate loans. Under SFAS 133, these commitments qualify as derivatives, and are marked to market through current period earnings with changes in fair value included as a component of gain on sale of loans. During the first quarter of 2001, the changes in fair value of these commitments totaled $(3.5) million.

     The Company uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of its repurchase agreement borrowings and its mortgage servicing rights. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Since the swap agreements used on the Company's repurchase agreement borrowings qualify as a cash flow hedge, under SFAS 133, the fair value of these agreements totaling $(2.5) million after tax was recorded as a reduction to OCI in shareholders' equity in January of 2001. Future changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements are met. During the first quarter of 2001, the change in the fair value of the Company's interest rate swap agreements was $(4.1) million after tax, recorded as a component of OCI, with actual ineffectiveness of $83 thousand recorded through earnings as a component of interest expense.

     Although the Company has not elected SFAS 133 hedge accounting on its servicing and servicing related assets, interest rate floors, caps and swaps are used to economically hedge these assets to mitigate losses as a result of changes and volatility in the interest rate environment. Gains and losses on these derivative financial instruments are reported as a component of service fee income for servicing assets, and as a component of gain (loss) on mortgage-backed securities, net, for the Company's AAA rated interest-only securities.

     Under the provisions of SFAS 133, in January of 2001, the Company transferred all of its AAA rated interest-only and principal-only securities from available for sale to trading. The transfer of these securities had the following effect on earnings and OCI upon adoption of SFAS 133:

                                                                          AFTER-TAX
                                                                         ADJUSTMENT
                                                                          TO OTHER
                                              TRADING (AT   AFTER-TAX   COMPREHENSIVE   NET EQUITY
                  SECURITY                    FAIR VALUE)     LOSS      INCOME (LOSS)     IMPACT
                  --------                    -----------   ---------   -------------   ----------
                                                             (DOLLARS IN THOUSANDS)
Principal-only securities...................   $  5,033       $(437)        $437           $ --
AAA rated interest-only securities..........    258,241        (530)         530             --
                                               --------       -----         ----           ----
                                               $263,274       $(967)        $967           $ --
                                               ========       =====         ====           ====

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

  EITF 99-20

     EITF 99-20 provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its carrying amount and the decline is other-than-temporary, an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previous accounting method whereby impairment was measured using a risk-free rate of return. The Company periodically reviews its estimated cash flow streams on its securities. As a result of its review during the first quarter of 2001, the Company recorded a $3.2 million impairment charge on subordinated securities in accordance with EITF 99-20.

     The adoption of EITF 99-20 in January of 2001 was recorded as a cumulative effect of a change in accounting principle, and had the following effect on net earnings and OCI during the first quarter of 2001:

                                                                        ADJUSTMENTS
                                                          ----------------------------------------
                                                                           OTHER
                                                          AFTER-TAX    COMPREHENSIVE    NET EQUITY
                                                          EARNINGS        INCOME          IMPACT
                                                          ---------    -------------    ----------
                                                                   (DOLLARS IN THOUSANDS)
Core operations:
  Investment grade securities...........................  $   (297)       $  297         $    --
  Non-investment grade securities.......................      (459)          459              --
  Residual securities...................................      (607)          607              --
                                                          --------        ------         -------
          Total core operations.........................    (1,363)        1,363              --
Non-core operations:
  Manufactured housing securities:
     Non-investment grade securities....................    (6,612)        4,867          (1,745)
     Residual securities................................    (2,231)        1,889            (342)
                                                          --------        ------         -------
          Total non-core operations.....................    (8,843)        6,756          (2,087)
                                                          --------        ------         -------
          Total cumulative effect of a change in
            accounting principle........................  $(10,206)       $8,119         $(2,087)
                                                          ========        ======         =======

  SFAS 140

     SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The Company adopted SFAS 140 effective December 31, 2000 for disclosures relating to securitization transactions and collateral, and effective April 1, 2001 for transfers and servicing of financial assets and extinguishments of liabilities. Adoption of SFAS 140 did not have a material impact to the Company's consolidated financial statements.

NOTE 3 -- SEGMENT REPORTING

     The Company's reportable operating segments include Mortgage Banking, Investment Portfolio and Commercial Lending.

     The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from B2B customers, and funds loans directly to consumers ("B2C"). These loans are then either securitized

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (UNAUDITED)

through the issuance of mortgage-backed securities ("MBS"), sold to government sponsored enterprises, resold in bulk whole loan sales to permanent investors, or retained by the Company's Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through the Company's B2B sellers and direct customers ("consumer construction"). Additionally, Mortgage Banking operates a B2R channel, which allows real estate professionals to utilize the Company's technology to fulfill the mortgage loan process for their customers in the process of purchasing a home.

     The Investment Portfolio segment invests in residential loans and mortgage securities on a long-term basis. The Investment Portfolio segment also manages mortgage servicing rights and conducts servicing and collection activities.

     The Commercial Lending segment makes residential construction loans to builders and engages in secured warehouse lending operations for mortgage brokers and mortgage bankers. In July of 2000, the Board of Directors approved management's decision to begin a systematic wind-down of the Company's warehouse lending activities. The Company will continue to honor its outstanding commitments, but will not enter into any new commitments. It is anticipated that the wind-down of this division will be substantially completed by mid 2001.

     Operating segment profitability is measured on a fully-leveraged basis. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and included in the "Other" operating segment.

     Segment information for the three months ended March 31, 2001 and 2000 were as follows:

                                 MORTGAGE    INVESTMENT   COMMERCIAL
                                 BANKING     PORTFOLIO     LENDING      OTHER     CONSOLIDATED
                                ----------   ----------   ----------   --------   ------------
                                                    (DOLLARS IN THOUSANDS)
Three months ended March 31,
  2001
  Net interest income.........  $   14,014   $   15,706   $    8,987   $  4,350    $   43,057
  Net revenues................      72,639       16,501        9,464      4,574       103,178
  Net earnings (loss) before
     cumulative effect of a
     change in accounting
     principle................      22,500        5,649        3,813     (6,739)       25,223
  Cumulative effect of a
     change in accounting
     principle................          21      (10,206)          --         --       (10,185)
  Net earnings (loss).........      22,521       (4,557)       3,813     (6,739)       15,038
  Assets as of March 31,
     2001.....................  $2,511,837   $3,254,812   $  742,537   $117,329    $6,626,515
Three months ended March 31,
  2000
  Net interest income.........  $   10,229   $   10,267   $   15,106   $  7,747    $   43,349
  Net revenues................      30,805       17,837       15,530      9,373        73,545
  Net earnings................       7,105        8,037        6,802     30,002        51,946
  Assets as of March 31,
     2000.....................  $1,247,386   $1,996,933   $1,058,643   $ 54,778    $4,357,740

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     IndyMac Bancorp, Inc. ("IndyMac" and, together with its consolidated subsidiaries, "the Company"), conducts a diversified mortgage banking business, manages an investment portfolio, and offers commercial lending and retail banking products. References to "IndyMac" refer to the parent company alone, while references to the "Company" mean the parent company and its consolidated subsidiaries.

MORTGAGE BANKING OPERATIONS

     The Company's mortgage banking group is its core business. It is a technology based, highly scalable operation that includes the following distinct channels: (1) a business-to-business (B2B) channel, with mortgage brokers, small mortgage bankers and community financial institutions effectively providing the Company with access to a variable cost, nationwide "virtual" branch network, (2) a branchless, technology driven, business-to-consumer (B2C) channel, and (3) a business-to-realtor (B2R) channel, which allows real estate professionals to utilize the Company's technology to fulfill the mortgage loan process for their customers in the process of purchasing a home. The Company has been able to successfully expand and leverage its proprietary loan approval and pricing system, e-MITS(R), across its mortgage banking channels. These channels provide the Company with comprehensive coverage of the consumer mortgage market.

     The Company's principal sources of income from its mortgage banking operations are gains recognized on the sale or securitization of mortgage loans, fee income from the origination or purchase of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with financing such loans pending their sale or securitization.

     B2B's production totaled $2.9 billion during the three months ended March 31, 2001, compared to total production of $2.7 billion and $1.6 billion during the three months ended December 31, 2000 and March 31, 2000, respectively. Included in B2B's production were commitments for new mortgage construction loans totaling $261.1 million, $158.2 million, and $193.0 million during the three months ended March 31, 2001, December 31, 2000, and March 31, 2000, respectively. B2B's loan production was financed using equity and short-term financing in the form of repurchase agreements and other credit facilities. The Company sold $2.6 billion of mortgage loans during the three months ended March 31, 2001, compared with $2.4 billion and $1.3 billion of sales during the three months ended December 31, 2000 and March 31, 2000, respectively.

     The Company's B2C group funded $470.4 million of mortgage loans during the three months ended March 31, 2001, compared to $306.8 million and $138.8 million funded during the three months ended December 31, 2000 and March 31, 2000, respectively. Contributing to B2C's production growth during the first quarter of 2001 was the nation's strong refinance market. The Company's B2C group is its primary beneficiary of a refinance market, and, correspondingly, this channel is subject to more cyclicality than the Company's B2B or B2R channels.

     The Company's B2R group was established during the second quarter of 2000. B2R funded $36.8 million of mortgage loans during the three months ended March 31, 2001, compared to $22.6 million funded during the three months ended December 31, 2000.

     Loans funded through e-MITS during the three months ended March 31, 2001 were $2.7 billion, up from $2.4 billion during the three months ended December 31, 2000 and $987 million during the three months ended March 31, 2000. Loans funded by the Company's B2C group through Internet channels totaled $237 million for the three months ended March 31, 2001, compared to $184 million for the three months ended December 31, 2000 and $64 million for the three months ended March 31, 2000.

INVESTMENT PORTFOLIO OPERATIONS

     The Company invests in residential loans and mortgage securities retained in connection with the issuance of mortgage-backed securities, purchased in the secondary mortgage market, or originated through B2C. The Company acts as primary servicer and master servicer with respect to substantially all of the mortgage loans it sells pursuant to private-label securitizations and loans sold to government sponsored entities ("GSEs"). The Company's principal sources of income from its investment portfolio operations are fee income from servicing contracts, and the net spread between interest earned on residential loans and mortgage securities and the interest costs associated with the borrowings used to finance such loans and securities.

     At March 31, 2001 and December 31, 2000, the Company's master servicing portfolio had aggregate outstanding principal balances of $17.8 billion and $18.0 billion, respectively, of which $13.4 billion and $14.1 billion, respectively, represented loans sold with servicing retained for which a mortgage servicing asset was capitalized. The weighted average coupon of the Company's retained master servicing portfolio remained flat at 8.5% for both periods. IndyMac Bank Home Loan Servicing's portfolio at March 31, 2001 and December 31, 2000 was $17.3 billion and $15.4 billion, respectively, of which $14.4 billion and $12.8 billion, respectively, represented loans sold with servicing retained for which a mortgage servicing asset was capitalized. The weighted average coupon of the Company's retained primary servicing portfolio remained constant at 8.8% as of March 31, 2001 and December 31, 2000.

COMMERCIAL LENDING OPERATIONS

     The Company conducts its builder construction lending activities through its Construction Lending Corporation of America(R) ("CLCA") division, which offers a variety of residential construction, land and lot loan programs for builders and developers. The Company's principal sources of income from its commercial lending operations are fee income from the origination of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings used to finance such loans. At March 31, 2001, CLCA(R) had outstanding commitments to fund builder construction loans of $1.3 billion compared to outstanding commitments of $1.4 billion at December 31, 2000.

     The Company also conducts mortgage warehouse lending activities that provide various types of short-term revolving financing to small-to-medium size mortgage bankers and brokers. At March 31, 2001, the Company had extended commitments to make warehouse and related lines of credit in an aggregate amount of $55.3 million, compared to commitments of $113.3 million at December 31, 2000. In July of 2000, the Board of Directors approved management's decision to begin a systematic wind-down of the Company's warehouse lending activities. The Company will continue to honor its outstanding commitments, but will not enter into any new commitments. It is anticipated that the wind-down of this division will be substantially completed by mid 2001.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Overview: The Company's net earnings before provision for income taxes, non-recurring and other charges, and cumulative effect of a change in accounting principle were $42.9 million for the three months ended March 31, 2001, compared to $37.5 million for the three months ended March 31, 2000. The $5.4 million increase was primarily due to a $30.6 million increase in gain on sale of loans, offset in part by an increase in operating expenses of $23.4 million, coupled with an increase in provision for loan losses of $4.7 million. The increase in net revenues and expense was primarily due to the Company's overall growth strategy, including the acquisition of SGVB in July of 2000.

     During January of 2001, the Company recognized a $10.2 million charge to earnings, net of tax, which was recorded as a cumulative effect of a change in accounting principle in connection with the adoption of Emerging Issues Task Force Issue No. 99-20 "Recognition of Interest Income and Impairment on Certain Investments" ("EITF 99-20"). This charge was primarily attributable to the non-investment grade and residual securities portfolio associated with the discontinued manufactured housing product line. The Company discontinued its manufactured housing product line with dealers during 1999; however, the portfolio investments that were retained from this product line continue to be impacted by declining trends in the industry. These securities had previously been marked-to-market through other comprehensive income ("OCI"), a separate component of shareholders' equity; as a result, this change did not have a material effect on total shareholders' equity.

     Net Interest Income: Net interest income was $43.1 million for the three months ended March 31, 2001, compared to $43.3 million for the three months ended March 31, 2000. The net interest margin was 2.95% in the first quarter of 2001, compared with 4.37% in the first quarter of 2000; the net spread decreased to 2.50% from 3.21% quarter over quarter. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures net interest income as a percentage of average interest-earning assets. The decrease in net interest spread was primarily due to three factors. First, mortgage rates decreased, on average, over a hundred basis points year over year. This was partially offset by a decrease in the average cost of funds of 19 basis points. While the indices to which the Company's borrowings are tied decreased, on average, approximately 50 basis points the Company's overall borrowing rate did not decrease in proportion to the decrease in indices due to its change in mix. A portion of the Company's borrowings are effectively fixed rate borrowings to better match the Company's investment in fixed rate interest-earning assets. Lastly, the Company's investment in higher grade assets, consisting of AAA rated agency and non-agency securities, increased $765.7 million year over year, resulting in a higher mix, in 2001, of lower yielding assets compared to 2000. These securities earn a lower weighted average yield (7.3% and 7.8% during the quarters ended March 31, 2001 and 2000, respectively) than other securities. The Company's investment in these securities is in line with its strategy to increase leverage through asset growth.

     The decrease in net interest margin was associated with the decrease in spread and the Company's strategy to increase leverage through growth and share repurchases.

     The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-accrual loans are included in the average balances for the periods indicated. The allowance for loan losses is excluded from the average loan balances. The average loan balances for the three months ended March 31, 2000 have been restated to conform to the presentation for the three months ended March 31, 2001.

                                                                         THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------------------------------------
                                                                   2001                               2000
                                                      -------------------------------    -------------------------------
                                                       AVERAGE                  YIELD     AVERAGE                  YIELD
                                                       BALANCE      INTEREST    RATE      BALANCE      INTEREST    RATE
                                                      ----------    --------    -----    ----------    --------    -----
                                                                            (DOLLARS IN THOUSANDS)
Investment securities...............................  $   14,586    $    248    6.91%    $       --    $    --      0.00%
Mortgage-backed securities..........................   1,337,919      31,311    9.49%       717,942     18,270     10.24%
Mortgage loans held for sale........................   1,839,363      37,928    8.36%       819,343     19,022      9.34%
Mortgage loans held for investment..................   2,649,492      60,921    9.33%     2,446,531     61,191     10.06%
Investment in Federal Home Loan Bank stock and
  other.............................................      84,878       1,552    7.41%         9,521        150      6.34%
                                                      ----------    --------             ----------    -------
        Total interest-earning assets...............   5,926,238     131,960    9.03%     3,993,337     98,633      9.93%
Other...............................................     443,624                            247,572
                                                      ----------                         ----------
        Total assets................................  $6,369,862                         $4,240,909
                                                      ==========                         ==========
Deposits............................................  $  939,560      14,474    6.25%    $       --         --      0.00%
Advances from Federal Home Loan Bank................   1,448,424      22,416    6.28%            --         --      0.00%
Borrowings..........................................   3,135,908      52,013    6.73%     3,309,172     55,284      6.72%
                                                      ----------    --------             ----------    -------
        Total interest-bearing liabilities..........   5,523,892      88,903    6.53%     3,309,172     55,284      6.72%
Other...............................................     106,623                             74,159
                                                      ----------                         ----------
        Total liabilities...........................   5,630,515                          3,383,331
        Shareholders' equity........................     739,347                            857,578
                                                      ----------                         ----------
        Total liabilities and shareholders'
          equity....................................  $6,369,862                         $4,240,909
                                                      ==========                         ==========
Net interest spread.................................                            2.50%                               3.21%
                                                                                ====                               =====
Net interest margin.................................                            2.95%                               4.37%
                                                                                ====                               =====

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

                                                        THREE MONTHS ENDED MARCH 31,
                                                                2001 VS 2000
                                                     ----------------------------------
                                                         INCREASE/(DECREASE) DUE TO
                                                     VOLUME      RATE      TOTAL CHANGE
                                                     -------    -------    ------------
                                                           (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities..............................  $   248    $    --      $   248
Mortgage-backed securities.........................   14,239     (1,198)      13,041
Loans held for sale................................   20,637     (1,731)      18,906
Loans held for investment..........................   (2,250)     1,980         (270)
Investment in Federal Home Loan Bank stock and
  other............................................    1,373         29        1,402
                                                     -------    -------      -------
          Total interest income....................   34,247       (920)      33,327
INTEREST EXPENSE
Deposits...........................................   14,474         --       14,474
Advances from Federal Home Loan Bank...............   22,416         --       22,416
Borrowings.........................................   (3,341)        70       (3,271)
                                                     -------    -------      -------
          Total interest expense...................   33,549         70       33,619
                                                     -------    -------      -------
          Net interest income......................  $   698    $  (990)     $  (292)
                                                     =======    =======      =======

     Provision for Loan Losses: The provision for loan losses was $9.0 million for the three months ended March 31, 2001 compared to $4.3 million for the three months ended March 31, 2000. The $4.7 million increase in the provision was primarily related to the $165 million product line of high loan-to-value/debt consolidation home improvement loans, which are primarily second trust deeds. While secured by equity in single-family residences, these loans tend to perform more like unsecured consumer lines of credit with little recourse to the secured property. The portfolio has declined from $250 million at the time that the Company discontinued this line of business; however, charge-offs in this portfolio have been significant. Charge-offs in this portfolio totaled $5.2 million or 48% of total charge-offs during 2000. While expected to decline by the end of the year, charge-offs in this product line have not yet shown improvement. The Company determined that, to be prudent, it should bolster the reserves associated with this portfolio. The Company believes that with the additional provision, the Company's allowance for loan losses was adequate at March 31, 2001.

     Other Income: Other income consisted of the following:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             2001         2000
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Gain on sale of loans....................................   $49,199      $18,570
Service fee income.......................................     9,643        8,236
Gain (loss) on mortgage-backed securities, net...........    (2,487)         963
Fee and other income.....................................    12,766        6,743
                                                            -------      -------
          Total other income.............................   $69,121      $34,512
                                                            =======      =======

     The gain on sale of loans was $49.2 million for the three months ended March 31, 2001, up from $18.6 million for the same period in 2000. The 164.9% increase was due to an increase in the principal sold to $2.6 billion in the first quarter of 2001 from $1.3 billion in the first quarter of 2000, as well as a 42 basis point increase in profit margin to 1.9% in the first quarter of 2001.

     Service fee income totaled $9.6 million for the three months ended March 31, 2001, compared to $8.2 million for the same period in 2000. The increase in service fee income was primarily attributable to an increase in the average balance of the capitalized mortgage servicing rights to $218.2 million in the first quarter of 2001 from $150.8 million in the first quarter of 2000. This increase in the average balance was primarily due to the capitalization of servicing rights as a result of the Company's loan sales to government-sponsored entities, whole loan sales, and securitizations during the year.

     The Company recorded a net loss on sale of mortgage-backed securities of $2.5 million for the three months ended March 31, 2001, compared to a net gain of $963 thousand for the same period in 2000. The loss in 2001 was primarily the result of a $3.2 million impairment charge on subordinated securities in 2001 recorded in accordance with EITF 99-20.

     Fee income increased to $12.8 million for the three months ended March 31, 2001 from $6.7 million for the same period in 2000. The 89.3% increase was primarily due to an increase in mortgage production volume.

     Total Expense: Total expense consisted of the following:

                                                            FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ----------------------
                                                             2001         2000
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Salaries and related.....................................   $36,749      $22,496
Premises and equipment...................................     4,743        3,402
Data processing..........................................     4,496        2,019
Office...................................................     2,890        1,608
Advertising and promotion................................     2,697        1,822
Professional services....................................     2,555        1,189
Loan purchase costs......................................     2,372        1,594
Foreclosure related activities...........................     1,154        1,004
Amortization of goodwill and other intangible assets.....       960           14
Non-recurring and other charges..........................      (300)      10,223
Other....................................................     1,709          854
                                                            -------      -------
          Total expenses.................................   $60,025      $46,225
                                                            =======      =======

     The increase in salaries and related and general and administrative expenses is due to the Company's overall growth, including the acquisitions of SGVB in July of 2000 and PNB Mortgage in September of 2000, and the expansion of mortgage banking operations to Sacramento, California.

     During the three months ended March 31, 2001, amortization of goodwill and intangibles was $1.0 million, up from $14 thousand for the same period in 2000. The increase in amortization primarily resulted from the recording of goodwill and core deposit intangible assets totaling $37.8 million on July 1, 2000 in conjunction with the Company's acquisition of SGVB, which was accounted for using the purchase method.

     Non-recurring and other charges totaled $(300) thousand for the three months ended March 31, 2001, compared to $10.2 million for the same period in 2000. The gain incurred in the first quarter of 2001 was due to variable plan accounting for director stock options repriced subsequent to December 15, 1998. The costs incurred in the first quarter of 2000 consisted primarily of $9.4 million in compensation expense related to the resignation of the former Vice Chairman and President.

     Income Taxes: Income taxes of $17.9 million for the three months ended March 31, 2001 represented an effective tax rate of 41.55%. For the three months ended March 31, 2000, the Company recorded a net tax benefit of $24.6 million, which consisted of $11.5 million in income tax expense offset by a one-time tax benefit of $36.1 million due to IndyMac's conversion from a REIT to a fully taxable entity, effective January of 2000. Excluding this tax benefit, the Company's effective tax rate for the three months ended March 31, 2000 would have been approximately 42%.

FINANCIAL CONDITION

     Investment and Mortgage-Backed Securities: At March 31, 2001 and December 31, 2000, the carrying value of the Company's investment and mortgage-backed securities portfolio totaled $1.5 billion and $1.2 billion, respectively. The Company's AAA rated interest-only securities and AAA rated principal-only securities were reclassified to trading securities from available for sale upon adoption of SFAS 133 in January of 2001. All other securities are classified as available for sale. The balances consisted of the following types of securities:

                                                              MARCH 31,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES:
  Agency notes..............................................  $    2,935     $   10,829
  Corporate notes and other.................................       4,276          7,558
                                                              ----------     ----------
          Total investment securities.......................       7,211         18,387
                                                              ----------     ----------
MORTGAGE-BACKED SECURITIES:
  AAA rated interest-only securities........................     244,099        258,241
  AAA rated agency securities...............................     225,857        261,225
  AAA rated non-agency securities...........................     839,904        484,138
  Other investment grade securities.........................      83,761         69,483
                                                              ----------     ----------
          Total investment grade mortgage-backed
            securities......................................   1,393,621      1,073,087
                                                              ----------     ----------
  Non-investment grade residual securities..................      63,536         41,672
  Other non-investment grade securities.....................      20,695         21,157
                                                              ----------     ----------
          Total non-investment grade mortgage-backed
            securities......................................      84,231         62,829
                                                              ----------     ----------
          Total mortgage-backed securities..................   1,477,852      1,135,916
                                                              ----------     ----------
          Total investment and mortgage-backed securities...  $1,485,063     $1,154,303
                                                              ==========     ==========

     The Company evaluates the carrying value of its AAA rated interest-only securities and its residual securities monthly by discounting estimated net future cash flows. On these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. Adjustments to the carrying value of residual securities are recorded as a component of OCI in shareholders' equity. Adjustments to the carrying value of AAA rated interest-only securities were recorded as a component of OCI during 2000, and gain (loss) on mortgage-backed securities through the statement of earnings beginning January of 2001. The increase in the residual securities during the quarter ended March 31, 2001 was due in part to the purchase of $11.4 million in residual securities from third parties.

     The assumptions used to value these securities at March 31, 2001 and December 31, 2000 follow:

                                                         ACTUAL                                       VALUATION ASSUMPTIONS
                            -----------------------------------------------------------------   ---------------------------------
                                                                         3-MONTH       WTD.                             REMAINING
                              BOOK     COLLATERAL    GROSS   INTEREST   PREPAYMENT     AVG.     PREPAYMENT   DISCOUNT   CUM. LOSS
                             VALUE       BALANCE      WAC     STRIP     SPEEDS(1)    MULTIPLE     SPEEDS      YIELD      RATE(2)
                            --------   -----------   -----   --------   ----------   --------   ----------   --------   ---------
                                                                   (DOLLARS IN THOUSANDS)
MARCH 31, 2001
AAA rated interest-only
  securities..............  $244,099   $10,587,800    8.28%    0.85%        14.2%      2.71         18.5%      12.3%       NA
                            ========   ===========
Residual securities
  Prime...................  $  5,719   $   230,758    8.33%    1.27%        20.9%      1.95         23.2%      18.2%      0.4%
  Subprime................    57,109     1,845,349   10.44%    2.55%        19.4%      1.21         32.1%      21.7%      1.9%
  Manufactured housing....       708       341,033   10.25%    2.31%      81 MHP       0.09      103 MHP       25.0%      8.2%
                            --------   -----------   -----     ----                    ----                    ----        --
Total residual
  securities..............  $ 63,536   $ 2,417,140   10.21%    2.39%                   1.10                    21.8%      2.5%
                            ========   ===========
DECEMBER 31, 2000
AAA rated interest-only
  securities..............  $258,241   $11,089,253    8.27%    0.85%        12.6%      2.74         18.9%      12.9%       NA
                            ========   ===========
Residual securities
  Prime...................  $  5,254   $   245,556    8.35%    1.30%        17.3%      1.65         23.2%      20.0%      0.5%
  Subprime................    35,150     1,288,255   10.32%    1.97%        18.0%      1.39         29.3%      20.6%      1.7%
  Manufactured housing....     1,268       353,714   10.23%    2.32%      85 MHP       0.15      105 MHP       25.0%      7.5%
                            --------   -----------   -----     ----                    ----                    ----        --
Total residual
  securities..............  $ 41,672   $ 1,887,525   10.05%    1.95%                   1.13                    21.4%      2.4%
                            ========   ===========

---------------
(1) CPR, unless otherwise noted.

(2) Actual cumulative loss rate totaled 0.4%, 0.5%, and 5.3% for prime, subprime, and manufactured housing residuals, respectively, as of March 31, 2001.

     Fair value for the Company's other investment and non-investment grade mortgage-backed securities is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Adjustments to the carrying value are recorded as a component of OCI in shareholders' equity except for the Company's AAA rated principal-only securities, which are recorded as a component of gain
(loss) on mortgage-backed securities through the statement of earnings beginning January of 2001. The detail of other investment and non-investment grade securities by credit rating as of March 31, 2001 and December 31, 2000 follows:

                                                              PREMIUM
                                                 CURRENT     (DISCOUNT)
                                                   FACE       TO FACE      AMORTIZED      BOOK
                                                  VALUE        VALUE         COST        VALUE
                                                 --------    ----------    ---------    --------
                                                             (DOLLARS IN THOUSANDS)
MARCH 31, 2001
AAA rated principal-only securities............  $  6,911     $ (1,215)    $  5,696     $  5,134
AA.............................................    21,523         (142)      21,381       21,743
A+.............................................       135            6          141          141
A..............................................    12,398         (411)      11,987       12,048
A-.............................................       164           (9)         155          156
BBB............................................    43,558       (2,317)      41,241       41,449
BBB-...........................................     3,306         (264)       3,042        3,090
                                                 --------     --------     --------     --------
          Total other investment grade
            mortgage-backed securities.........    87,995       (4,352)      83,643       83,761
                                                 --------     --------     --------     --------
BB+............................................       150          (41)         109          109
BB.............................................    10,087       (4,020)       6,067        6,080
B..............................................     7,489       (4,958)       2,531        2,532
B-.............................................    10,328       (6,088)       4,240        4,301
CCC............................................    13,292       (8,208)       5,084        5,289
NR.............................................     7,590       (6,255)       1,335        2,384
                                                 --------     --------     --------     --------
          Total other non-investment grade
            mortgage-backed securities.........    48,936      (29,570)      19,366       20,695
                                                 --------     --------     --------     --------
          Total other investment and
            non-investment grade
            mortgage-backed securities.........  $136,931     $(33,922)    $103,009     $104,456
                                                 ========     ========     ========     ========
DECEMBER 31, 2000
AAA rated principal-only securities............  $  7,056     $ (1,271)    $  5,785     $  5,033
AA.............................................     8,762           81        8,843        9,023
A..............................................    12,732         (388)      12,344       12,300
BBB............................................    46,218       (3,358)      42,860       43,127
                                                 --------     --------     --------     --------
          Total other investment grade
            mortgage-backed securities.........    74,768       (4,936)      69,832       69,483
                                                 --------     --------     --------     --------
BB.............................................    17,665       (4,588)      13,077       10,561
B..............................................    17,928       (2,277)      15,651        9,350
NR.............................................     6,324       (5,749)         575        1,246
                                                 --------     --------     --------     --------
          Total other non-investment grade
            mortgage-backed securities.........    41,917      (12,614)      29,303       21,157
                                                 --------     --------     --------     --------
          Total other investment and
            non-investment grade
            mortgage-backed securities.........  $116,685     $(17,550)    $ 99,135     $ 90,640
                                                 ========     ========     ========     ========

DISCONTINUED PRODUCT LINES

     The following table summarizes the remaining manufactured housing and home improvement securities for the Company, including the assumptions used in determining the fair value on the manufactured housing securities.

                                               ACTUAL                              VALUATION ASSUMPTIONS
                                ------------------------------------   ---------------------------------------------
                                                                CUM.      MHP                  REMAINING     TOTAL
                                              BOOK    3-MONTH   LOSS   PREPAYMENT   DISCOUNT   CUM. LOSS   CUM. LOSS
                                COLLATERAL   VALUE      MHP     RATE     SPEEDS      YIELD       RATE        RATE
                                ----------   ------   -------   ----   ----------   --------   ---------   ---------
Manufactured Housing
  Securities:
  Non-investment grade
     securities
     1997-1 B2................   $ 86,795    $2,098     88      6.6%      105         16.3%       8.5%       15.1%
     1998-1 B2................     98,794     3,191     60      5.6%       97         16.3%       9.1%       14.7%
     1998-2 B2................    155,444     4,301     90      4.1%      105         16.3%       7.4%       11.6%
                                 --------    ------             ---                               ---        ----
                                 $341,033    $9,590             5.3%                              8.2%       13.4%
                                 ========    ======
  Residual securities
     MHD 1997-1...............   $ 86,795    $   --     88      6.6%      105         25.0%       8.5%       15.1%
     MHD 1998-1...............     98,794        --     60      5.6%       97         25.0%       9.1%       14.7%
     MHD 1998-2...............    155,444       708     90      4.1%      105         25.0%       7.4%       11.6%
                                 --------    ------             ---                               ---        ----
                                 $341,033    $  708             5.3%                              8.2%       13.4%
                                 ========    ======

     Loans Receivable: Total loans (exclusive of the allowance for loan losses) increased to $4.5 billion at March 31, 2001 from $4.0 billion at December 31, 2000. The increase in loans receivable corresponds with the Company's overall growth strategy through a gain in market share in its mortgage banking operations, customer expansion in its B2B channel, and expansion into the B2C and B2R channels.

     Non-Accrual Loans: Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets, which include non-accrual loans and foreclosed assets, were $126.8 million or 1.9% of total assets at March 31, 2001 compared to $113.9 million or 2.0% of total assets at December 31, 2000. The Company's foreclosed assets (properties acquired in foreclosure or by deed in lieu of foreclosure) balance, which are recorded at estimated net realizable value, totaled $14.2 million and $16.3 million at March 31, 2001 and December 31, 2000, respectively. The Company recognized a total of $350 thousand in net gains on sale of foreclosed assets during the three months ended March 31, 2001. Included in the Company's foreclosed assets as of March 31, 2001 and December 31, 2000 were two properties originally acquired by the borrower from Loeb Enterprises, LLC, an affiliate of the Company's Chairman, Mr. Loeb. The loan balances prior to the foreclosure totaled $3.9 million. During April of 2001, these properties were sold. The Company recouped all the principle and $322 thousand of the $430 thousand accrued interest that was previously written off.

     A summary of the Company's non-performing assets follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Loans held for sale.........................................  $ 15,291      $ 13,235
Loans held for investment
  Mortgage loans............................................    54,391        45,044
  Residential construction..................................    37,560        32,826
  Revolving warehouse lines of credit.......................     5,293         6,509
                                                              --------      --------
          Total non-performing loans........................   112,535        97,614
Foreclosed assets...........................................    14,230        16,265
                                                              --------      --------
          Total non-performing assets.......................  $126,765      $113,879
                                                              ========      ========

     The average recorded investment in non-performing loans during the three months ended March 31, 2001 was approximately $109.0 million. Non-performing loans as a percentage of total loans remained relatively flat at March 31, 2001 and December 31, 2000, totaling 2.5% and 2.4%, respectively.

     Allowance for Loan Losses: An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to ensure the allowance is maintained at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses, and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral and economic conditions.

     The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of allowance in each loan category to total loans at the dates indicated:

                                               MARCH 31, 2001          DECEMBER 31, 2000
                                            ---------------------    ---------------------
                                                       % OF TOTAL               % OF TOTAL
                                            BALANCE      LOANS       BALANCE      LOANS
                                            -------    ----------    -------    ----------
                                                        (DOLLARS IN THOUSANDS)
Residential construction..................  $26,605       0.59%      $26,329       0.65%
Prime and subprime loans..................   15,221       0.34%       17,021       0.42%
Home improvement..........................   14,050       0.31%        5,539       0.14%
Manufactured housing......................    7,625       0.17%        7,762       0.19%
Revolving warehouse lines of credit.......    1,612       0.04%        2,311       0.06%
                                            -------       ----       -------       ----
          Total allowance for loan
            losses........................  $65,113       1.45%      $58,962       1.46%
                                            =======       ====       =======       ====

     The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             2001         2000
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of period.............................   $58,962      $53,880
Provision for loan losses................................     9,000        4,316
Charge-offs, net of recoveries...........................    (2,849)      (2,989)
                                                            -------      -------
Balance, end of period...................................   $65,113      $55,207
                                                            =======      =======

     Actual loss experience, as measured by net charge-offs, decreased to $2.8 million during the three months ended March 31, 2001 from $3.0 million for the same period in 2000. Net charge-offs as a percentage of average loans were 0.06% for the first quarter of 2001 compared to 0.10% for the first quarter of 2000.

     Mortgage Servicing Rights: The Company's mortgage servicing rights balance totaled $231.9 million at March 31, 2001, an increase of 10% from $211.1 million at December 31, 2000. The increase in the mortgage servicing rights balance was primarily due to mortgage servicing rights retained totaling $45.7 million resulting from securitizations and sales to GSEs during the three months ended March 31, 2001. The assumptions used to value mortgage servicing rights at March 31, 2001 and December 31, 2000 follow:

                                                       ACTUAL
                                -----------------------------------------------------   VALUATION ASSUMPTIONS
                                                                               WTD.     ---------------------
                                  BOOK     COLLATERAL    GROSS   SERVICING     AVG.     PREPAYMENT   DISCOUNT
                                 VALUE       BALANCE      WAC       FEE      MULTIPLE   SPEEDS(1)     YIELD
                                --------   -----------   -----   ---------   --------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
MARCH 31, 2001
Master Servicing(2)...........  $ 48,016   $13,352,216   8.46%     0.10%       3.60        18.5%       18.3%
                                           ===========
Primary Servicing.............   183,883   $14,439,197   8.81%     0.44%       2.89        21.5%       14.2%
                                --------   ===========
          Total mortgage
            servicing
            rights............  $231,899
                                ========
DECEMBER 31, 2000
Master Servicing(2)...........  $ 51,691   $14,118,761   8.47%     0.10%       3.60        18.4%       20.4%
                                           ===========
Primary Servicing.............   159,436   $12,759,143   8.80%     0.41%       3.05        20.3%       13.5%
                                --------   ===========
          Total mortgage
            servicing
            rights............  $211,127
                                ========

---------------
(1) CPR, unless otherwise noted.

(2) Included in the master servicing portfolio are loans included in the primary servicing portfolio with an unpaid principal balance of $7.9 billion and $8.0 billion at March 31, 2001 and December 31, 2000, respectively.

     Other Assets: Other assets at March 31, 2001 totaled $275.7 million, compared to $155.5 million at December 31, 2000. The $120.2 million increase was primarily due to a receivable totaling $91.8 million for loans traded in March of 2001 and settled in April of 2001. The remaining $28.4 million increase was primarily due to an increase in the fair market value of the Company's hedging positions.

     Deposits: Deposits totaled $1.2 billion at March 31, 2001, compared to $797.9 million at December 31, 2000. The increase in deposits was primarily attributable to the Company's continued marketing efforts during the first quarter. The composition of the Company's deposits and the deposit rate at March 31, 2001 and December 31, 2000 was as follows:

                                               MARCH 31, 2001       DECEMBER 31, 2000
                                             -------------------    -----------------
                                               AMOUNT      RATE      AMOUNT     RATE
                                             ----------    -----    --------    -----
                                                      (DOLLARS IN THOUSANDS)
Noninterest-bearing checking...............  $   19,636    0.00%    $ 16,324    0.00%
Interest-bearing checking..................      25,960    1.93%      23,588    1.94%
Savings....................................     152,196    4.91%      99,980    5.02%
                                             ----------             --------
          Total core deposits..............     197,792    4.03%     139,892    3.91%
Certificates of deposit....................     987,977    6.23%     658,043    6.65%
                                             ----------             --------
          Total deposits...................  $1,185,769    5.86%    $797,935    6.17%
                                             ==========             ========

     The weighted average remaining maturity of the Company's certificates of deposit at March 31, 2001 was 7 months.

     Advances from Federal Home Loan Bank: Advances from Federal Home Loan Bank of San Francisco ("FHLB") totaled $1.6 billion at March 31, 2001, compared to $1.3 billion at December 31, 2000. The increase in advances from FHLB was primarily due to the Company's strategy to diversify its borrowing facilities into lower-cost liabilities. The average cost of funds on the Company's advances from FHLB was 6.28% during the three months ended March 31, 2001, compared to 6.73% on the Company's other primary borrowing facilities.

     Borrowings: The Company's borrowings totaled $3.0 billion at March 31, 2001, compared to $2.9 billion at December 31, 2000. Although the Company's assets increased $886.3 million, or 15.4%, borrowings only increased $111.4 million, or 3.9%. This is due to the Company's strategy to continue to diversify its borrowing facilities into lower-cost sources of funds such as deposits and advances from the FHLB.

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

     At March 31, 2001, the Company had liquidity approximating $805.9 million, with a leverage ratio (debt to equity) of 7.8 to 1. Liquidity is defined as cash on hand and borrowing availability under committed lines of credit on assets certified as eligible by the Company's collateral custodian. The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. As of March 31, 2001, the Company's committed financing totaled $5.8 billion, with outstanding balances of $4.6 billion. Included in the committed financing balance is $1.9 billion in approved FHLB credit, of which $1.6 billion was outstanding at March 31, 2001.

     The Company's consumer bank, IndyMac Bank, F.S.B. ("IndyMac Bank") accepts deposits from the general public and offers consumer loans and residential and commercial real estate loans through the Company's mortgage banking and commercial lending divisions. In addition to deposits obtained in California through IndyMac Bank(SM)'s existing branch network and a centralized telebanking operation, the Company markets deposits nationally through the Internet. The Company reported $1.2 billion in deposits at March 31, 2001 compared to $797.9 million at December 31, 2000. At March 31, 2001, core deposits (defined as non-term deposits, such as checking and non-term savings accounts) represented 17% of total deposits, while certificates of deposit represented 83% of total deposits.

     As presented in the consolidated statements of cash flows, the sources of liquidity vary between periods. The statements of cash flows include operating, investing, and financing categories. Net cash used in operating activities totaled $584.6 million and $149.8 million for the three months ended March 31, 2001 and 2000, respectively. Amounts fluctuated from period to period primarily as a result of mortgage banking activity; purchases and originations of mortgage loans held for sale exceeded the subsequent sale of such loans. Net cash used in investing activities totaled $289.4 million and $121.2 million for the three months ended March 31, 2001 and 2000, respectively. Fluctuations from period to period are primarily due to changes in the amounts of securities purchased and fluctuations in the balance of mortgage loans acquired for the Company's investment portfolio. Net cash provided from financing activities totaled $841.9 million and $276.7 million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided from financing activities increased during 2001 compared to 2000 due to the Company's strategy to increase leverage.

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

     During the first quarter of 2001, the Company continued to repurchase shares of its outstanding common stock in accordance with the share repurchase program. During the three months ended March 31, 2001, the Company repurchased 523 thousand shares in open market transactions at an average price of approximately $25.62 per share, for a total of $13.4 million. In May of 2001, the Company's Board of Directors approved an additional $100 million for the share repurchase plan, for a grand total of $400 million since inception of the program.

     OTS capital regulations require savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders' equity adjusted for the effects of OCI, less goodwill and other disallowed assets. An association's ratio of Tier 1 core capital to adjusted total assets (the "core capital" or "leverage" ratio) must be at least 3% for the most highly rated associations and 4% for others. Tier 1 core capital generally is the sum of tangible capital less certain intangible assets, servicing assets, and investments. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Supplementary capital mainly consists of qualifying subordinate debt and allowance for loan losses.

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

                                                               MARCH 31, 2001
                                               ----------------------------------------------
                                                  AS        DOUBLE RISK-     WELL-CAPITALIZED
                                               REPORTED       WEIGHTED           MINIMUM
                                               --------    --------------    ----------------
Capital Ratios:
  Tangible...................................    8.34%          8.34%              2.00%
  Tier 1 core................................    8.34%          8.34%              5.00%
  Tier 1 risk-based..........................   11.55%         11.39%              6.00%
  Risk-based.................................   12.80%         12.64%             10.00%

     At March 31, 2001, the Company had $166.1 million of capital in excess of that required to be held by IndyMac Bank under the core capital ratio calculation, which excess capital is largely held at the holding company.

     In February of 2001 the OTS issued guidance for subprime lending programs which requires a subprime lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan and lease losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for prime assets of a similar type. As noted above, IndyMac Bank currently complies with a specific mandate to double the risk-weighting otherwise assigned to subprime loans for risk-based capital purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The Company is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company's B2B operations, originated through B2C or B2R, or financed through the Company's construction lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher adjusted mortgage payments. The Company's liquidity position and net interest income could also be adversely affected by significant interest rate fluctuations. Each of the Company's collateralized borrowing facilities noted above in "Liquidity and Capital Resources" permits the lender or lenders thereunder to require the Company to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company's "spread income" on such assets and thus reduce the Company's earnings.

     To hedge changes in the value of its AAA rated interest-only securities portfolio and mortgage servicing rights, the Company generally chooses among various strategies, consisting of either buying mortgage-backed or U.S. Treasury-based securities, futures, floors, swaps, or options, depending on various factors. The Company uses hedging instruments to reduce its exposure to interest rate risk, not to speculate on the direction of market interest rates. The Company has managed its interest rate risk during the three months ended March 31, 2001 as described herein. As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the financial impact of changes in interest rates on its interest-earning assets, commitments and hedges. As of March 31, 2001, the Company estimates that a parallel downward shift in the U.S. Treasury bond rate of 100 basis points, or 1.00%, all else being constant, would result in an increase in after tax income for the Company of $21.7 million. The after tax gain on available for sale mortgage securities, recorded as a component of OCI, would be $7.0 million. The combined result would be an increase to comprehensive income of $28.7 million. The Company estimates that a parallel upward shift in U.S. Treasury bond rates and short-term indices of 100 basis points, or 1.00%, all else being constant, would result in an increase to after tax income for the Company of $3.3 million. The after tax loss on available for sale mortgage securities, recorded as a component of OCI, would be $13.9 million. The combined result would be a reduction to comprehensive income of $10.6 million.

     As of December 31, 2000, the Company estimated that a parallel downward shift in the U.S. Treasury bond rate of 100 basis points, or 1.00%, all else being constant, would result in a combined after tax gain to total comprehensive income of $5.0 million. The Company's estimate of a parallel upward shift in the U.S. Treasury bond rate of 100 basis points, or 1.00%, all else being constant, was an $8.5 million after tax loss to total comprehensive income as of December 31, 2000. The change in the Company's profile at March 31, 2001 compared to December 31, 2000 was partially due to the reclassification of the Company's AAA rated interest-only and principal-only securities from available for sale to trading in January of 2001, so changes in fair market value are now recorded as a component of earnings rather than OCI. In addition, the Company purchased more floors during the first quarter of 2001 in response to the change in the interest rate environment during the period.

     The assumptions inherent in the Company's model are based on March 31, 2001 asset classifications and include valuation changes in an instantaneous rate shock and include assumptions as to a degree of correlation between the hedges and hedged assets and as a result are subject to basis risk (i.e., the spread-widening or spread-tightening risk among the change in rates on U.S. Treasury bonds, swaps and/or mortgage-backed securities). Changes in OCI do not reflect fair value changes in liabilities. As a result, the impact on OCI reported above tends to overstate gains and losses in decreasing and increasing rate environments, respectively. In addition, the sensitivity analyses described in the prior two paragraphs are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as increases in income associated with the increase in production volume that could result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the Company's statements regarding liquidity, provisions for loan losses, capital resources, and anticipated future earnings and expense levels and other anticipated aspects of future operations. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect," "project," "plan," "forecast," "intend," and other similar expressions. These statements reflect the Company's current views with respect to future events and financial performance. They are subject to risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

          (7) federal and state regulation of the Company's consumer lending and banking operations -- the Company is a newly regulated federal savings bank; its first comprehensive safety and soundness exam by the Office of Thrift Supervision began in April of 2001;

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

          (14) other risks and uncertainties detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the FDIC and the OTS, which could affect the Company's results. At the time of the filing of this Form 10-Q, there are, without limitation, new rules and regulations concerning subprime lending and institutional capital requirements that could impact the Company's operations or financial results.

     Also, the Company's operations are centered in the State of California and are heavily dependent upon the steady supply of electrical power. Although the Company has not experienced energy shortages to date, at the time of the filing of this Form 10-Q there exists uncertainty as to the steady availability of electrical power throughout the State of California in the foreseeable future. Extended shortages of energy could have an adverse impact on the Company.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1  IndyMac Bank, F.S.B. Deferred Compensation Plan.

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K on January 22, 2001. Items included:
Item 5. Other Events regarding the Dividend Reinvestment and Stock Purchase
Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 14, 2001 for the three months ended March 31, 2001.

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