Form 10-Q
period 2001-06-30
INDYMAC BANCORP INC
filed 2001-08-14
CIK 773468

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

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

         Common stock outstanding as of July 31, 2001: 60,485,026 shares

                              INDYMAC BANCORP, INC.
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION

      Item   1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets........................................................................3
                  Consolidated Statements of Earnings................................................................4
                  Consolidated Statements of Shareholders' Equity and Comprehensive Income...........................5
                  Consolidated Statements of Cash Flows..............................................................6
                  Notes to Consolidated Financial Statements.........................................................7

      Item   2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............12

      Item   3.   Quantitative and Qualitative Disclosure of Market Risk............................................25

PART II.  OTHER INFORMATION

      Item   6.   Exhibits and Reports on Form 8-K..................................................................28

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                    June 30,             December 31,
                                                                                      2001                   2000
                                                                                  -----------            ------------
                                                                                  (Unaudited)
ASSETS

Cash and cash equivalents                                                          $    41,764           $    67,867
Investment securities available for sale, amortized cost of
    $4,271 and $18,298, respectively                                                     4,271                18,387
Mortgage-backed securities classified as trading securities                            267,308                    --
Mortgage-backed securities available for sale, amortized cost of
    $1,085,394 and $1,147,376, respectively ($169.0 million pledged as
    collateral for repurchase agreements at June 30, 2001)                           1,097,707             1,135,916
Loans receivable:
    Loans held for sale
       Prime                                                                         2,548,269             1,219,737
       Subprime                                                                         84,875               201,035
    Loans held for investment
       Mortgage                                                                      1,630,048             1,578,216
       Builder construction                                                            568,396               554,028
       Consumer construction                                                           543,300               372,394
       Income property                                                                  58,103                57,717
       Revolving warehouse lines of credit                                               3,873                57,492
    Allowance for loan losses                                                          (64,016)              (58,962)
                                                                                   -----------           -----------
       Total loans receivable ($3.0 billion pledged as collateral for
         repurchase agreements at June 30, 2001)                                     5,372,848             3,981,657

Mortgage servicing rights                                                              279,990               211,127
Investment in Federal Home Loan Bank stock, at cost                                     86,777                63,281
Interest receivable                                                                     56,783                51,432
Goodwill and other intangible assets                                                    37,133                38,724
Foreclosed assets                                                                       23,776                16,265
Other assets                                                                           166,652               155,548
                                                                                   -----------           -----------
       Total assets                                                                $ 7,435,009           $ 5,740,204
                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                           $ 1,794,128           $   797,935
Advances from Federal Home Loan Bank                                                 1,714,770             1,264,457
Borrowings                                                                           3,049,627             2,850,189
Other liabilities                                                                      146,770                99,730
                                                                                   -----------           -----------
    Total liabilities                                                                6,705,295             5,012,311

Shareholders' Equity
    Preferred Stock - authorized, 10,000,000 shares of $0.01 par value;
       none issued                                                                          --                    --
    Common stock - authorized, 200,000,000 shares of $0.01 par value; issued 82,831,828 shares (60,447,916 outstanding) at
       June 30, 2001 and issued 81,758,312 shares
       (62,176,316 outstanding) at December 31, 2000                                       828                   818
    Additional paid-in-capital                                                         936,760               920,205
    Accumulated other comprehensive income (loss)                                        3,546                (2,603)
    Retained earnings                                                                  163,366               117,926
    Treasury stock, 22,383,912 shares and 19,581,996 shares, respectively             (374,786)             (308,453)
                                                                                   -----------           -----------
       Total shareholders' equity                                                      729,714               727,893
                                                                                   -----------           -----------
       Total liabilities and shareholders' equity                                  $ 7,435,009           $ 5,740,204
                                                                                   ===========           ===========


The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                          FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                                                        ------------------------      ------------------------
                                                                         JUNE 30,       JUNE 30,      JUNE 30,        JUNE 30,
                                                                           2001           2000          2001           2000
                                                                        ---------      ---------      ---------      ---------
INTEREST INCOME
Mortgage-backed and other securities                                    $  30,467      $  19,747      $  62,026      $  38,017
Loans held for sale
        Prime                                                              45,152         16,790         77,664         31,800
        Subprime                                                            4,519          4,828          9,935          8,840
Loans held for investment
        Mortgage                                                           35,088         29,040         70,267         56,127
        Builder construction                                               14,111         19,385         29,123         42,035
        Consumer construction                                               9,764          6,708         18,477         12,515
        Income property                                                     1,261          1,109          2,587          2,356
        Revolving warehouse lines of credit                                    81          5,227            772          9,627
Other                                                                       1,560             61          3,112            211
                                                                        ---------      ---------      ---------      ---------
        Total interest income                                             142,003        102,895        273,963        201,528

INTEREST EXPENSE
Deposits                                                                   20,302             --         34,776             --
Advances from Federal Home Loan Bank                                       23,742             --         46,158             --
Borrowings                                                                 45,720         63,380         97,733        118,664
                                                                        ---------      ---------      ---------      ---------
        Total interest expense                                             89,764         63,380        178,667        118,664
                                                                        ---------      ---------      ---------      ---------
        Net interest income                                                52,239         39,515         95,296         82,864
Provision for loan losses                                                   3,026          4,406         12,026          8,722
                                                                        ---------      ---------      ---------      ---------
        Net interest income after provision for loan losses                49,213         35,109         83,270         74,142

OTHER INCOME
        Gain on sale of loans                                              52,714         25,962        101,913         44,533
        Service fee income                                                  2,906         10,391         14,368         20,068
        Gain (loss) on mortgage-backed securities, net                      1,572           (160)          (915)           803
        Fee and other income                                               13,413          6,434         24,360         11,737
                                                                        ---------      ---------      ---------      ---------
              Total other income                                           70,605         42,627        139,726         77,141
                                                                        ---------      ---------      ---------      ---------
              Net revenues                                                119,818         77,736        222,996        151,283

OTHER EXPENSE
        Operating expenses                                                 67,105         37,878        126,470         73,867
        Amortization of goodwill and other intangible assets                  935             13          1,895             27
        Non-recurring and other charges                                      (235)         1,344           (535)        11,567
                                                                        ---------      ---------      ---------      ---------
              Total other expense                                          67,805         39,235        127,830         85,461
                                                                        ---------      ---------      ---------      ---------
Earnings before provision for income taxes and cumulative effect of
       a change in accounting principle                                    52,013         38,501         95,166         65,822
        Provision for income taxes                                         21,611         16,170         39,541         27,646
        Income tax benefit from termination of REIT status                     --             --             --        (36,100)
                                                                        ---------      ---------      ---------      ---------
             Earnings before cumulative effect of a
               change in accounting principle                              30,402         22,331         55,625         74,276
Cumulative effect of a change in accounting principle                          --             --        (10,185)            --
                                                                        ---------      ---------      ---------      ---------
            NET EARNINGS                                                $  30,402      $  22,331      $  45,440      $  74,276
                                                                        =========      =========      =========      =========

EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE
       Basic                                                            $    0.50      $    0.31      $    0.90      $    1.02
       Diluted                                                          $    0.48      $    0.31      $    0.87      $    1.01

EARNINGS PER SHARE FROM CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE
       Basic                                                            $      --      $      --      $   (0.16)     $      --
       Diluted                                                          $      --      $      --      $   (0.16)     $      --

NET EARNINGS PER SHARE
       Basic                                                            $    0.50      $    0.31      $    0.74      $    1.02
       Diluted                                                          $    0.48      $    0.31      $    0.71      $    1.01

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                                               60,860         71,192         61,523         72,610
       Diluted                                                             63,217         72,324         63,916         73,613


The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                Accumulated
                                               Comprehensive
                                                   Other                                  Cumulative
                                  Additional   Income (Loss)                  Total      Distributions                  Total
                         Common     Paid-in    -------------   Retained   Comprehensive       to          Treasury   Shareholders'
                         Stock      Capital         MBS        Earnings      Income      Shareholders     Stock         Equity
                         ------  -----------   -------------  ----------  -------------  -------------   ----------  ------------
Balance at
   December 31, 1999     $  807  $ 1,080,327   $     7,433    $ 393,149                   $  (577,808)   $ (76,378)    $827,530
Common stock
   options exercised          3        2,043            --           --     $        --            --           --        2,046
Directors' and officers'
   notes receivable          --           29            --           --              --            --           --           29
Deferred compensation,
   restricted stock          --        2,562            --           --              --            --           --        2,562
401(k) contribution          --          566            --           --              --            --           --          566
Net loss on mortgage
   securities available
   for sale                  --           --        (1,661)          --          (1,661)           --           --       (1,661)
Dividend reinvestment
   plan                      --          118            --           --              --            --           --          118
Purchases of
   common stock              --           --            --           --              --            --      (71,030)     (71,030)
Close-out of cumulative
   earnings and
   distributions to
   additional
   paid-in capital           --     (184,659)           --     (393,149)             --       577,808           --           --
Net earnings                 --           --            --       74,276          74,276            --           --       74,276
                         ------  -----------   -----------    ---------     -----------   -----------    ---------     --------
Net change                    3     (179,341)       (1,661)    (318,873)    $    72,615       577,808      (71,030)       6,906
                         ------  -----------   -----------    ---------     -----------   -----------    ---------     --------
Balance at
   June 30, 2000         $  810  $   900,986   $     5,772    $  74,276                   $        --    $(147,408)    $834,436
                         ======  ===========   ===========    =========                   ===========    =========     ========
Balance at
   December 31, 2000     $  818  $   920,205   $    (2,603)   $ 117,926                   $        --    $(308,453)    $727,893
Common stock
   options exercised         10       15,181            --           --     $        --            --           --       15,191
Directors' and officers'
   notes receivable          --         (669)           --           --              --            --           --         (669)
Deferred compensation,
   restricted stock          --        1,020            --           --              --            --           --        1,020
401(k) contribution          --          996            --           --              --            --           --          996
Net gain on mortgage
   securities available
   for sale and interest
   rate swap agreements      --           --         6,149           --           6,149            --           --        6,149
Dividend reinvestment
   plan                      --           27            --           --              --            --           --           27
Purchases of
   common stock              --           --            --           --              --            --      (66,333)     (66,333)
Net earnings                 --           --            --       45,440          45,440            --           --       45,440
                         ------  -----------   -----------    ---------     -----------   -----------    ---------     --------
Net change                   10       16,555         6,149       45,440     $    51,589            --      (66,333)       1,821
                         ------  -----------   -----------    ---------     -----------   -----------    ---------     --------
Balance at
   June 30, 2001         $  828  $   936,760   $     3,546    $ 163,366                   $        --    $(374,786)    $729,714
                         ======  ===========   ===========    =========                   ===========    =========     ========


The accompanying notes are an integral part of these statements.

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       Six months ended June 30,
                                                                                    -------------------------------
                                                                                       2001                 2000
                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                     $    45,440         $    74,276
   Adjustments to reconcile net earnings
     to net cash used in operating activities:
        Amortization and hedging of securities and mortgage servicing rights             56,475              78,308
        Amortization of goodwill and other intangible assets                              1,895                  27
        Other depreciation and amortization                                               6,243               1,067
        Gain on sale of loans                                                          (101,913)            (44,533)
        Loss (gain) on securities                                                           915                (803)
        Provision for loan losses                                                        12,026               8,722
        Non-cash compensation expense                                                     1,481              11,477
        Cumulative effect of a change in accounting principle                            10,185                  --
        Income tax benefit from termination of REIT status                                   --             (36,100)
   Purchases and originations of mortgage loans held for sale                        (7,102,533)         (3,353,147)
   Sale of and payments from mortgage loans held for sale                             5,557,401           3,024,672
   Net decrease (increase) in other assets and liabilities                              (15,610)             12,036
                                                                                    -----------         -----------
        Net cash used in operating activities                                        (1,527,995)           (223,998)
                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgage loans held for investment                                      (79,425)             (6,612)
   Payments from mortgage loans held for investment                                     332,717             302,498
   Net increase in construction loans receivable                                       (172,681)           (267,194)
   Net decrease in revolving warehouse lines of credit                                   51,805              16,870
   Purchases of mortgage securities available for sale                                 (553,111)           (179,006)
   Sales of and payments from mortgage securities available for sale                    356,682              28,424
   Net purchases of mortgage servicing rights                                            (1,982)               (349)
   Purchase of SGV Bancorp, Inc.                                                             --             (59,523)
   Net increase in investment in Federal Home Loan Bank stock, at cost                  (23,496)                 --
                                                                                    -----------         -----------
        Net cash used in investing activities                                           (89,491)           (164,892)
                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                             996,063                  --
   Net increase in advances from Federal Home Loan Bank                                 449,927                  --
   Net increase in borrowings                                                           196,490             512,068
   Net proceeds from issuance of common stock and exercise of stock options              15,236               2,192
   Purchases of common stock                                                            (66,333)            (71,030)
                                                                                    -----------         -----------
        Net cash provided by financing activities                                     1,591,383             443,230
                                                                                    -----------         -----------
Net (decrease) increase in cash and cash equivalents                                    (26,103)             54,340
Cash and cash equivalents at beginning of period                                         67,867               4,488
                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                          $    41,764         $    58,828
                                                                                    ===========         ===========
   Supplemental cash flow information:
        Cash paid for interest                                                      $   180,439         $   105,966
                                                                                    ===========         ===========
        Cash paid for income taxes                                                  $     2,054         $    22,350
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

                     INDYMAC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

IndyMac Bancorp, Inc. ("IndyMac" and, together with its subsidiaries, "the Company") conducts a diversified mortgage lending business, manages an investment portfolio and offers commercial lending and retail banking products.

The consolidated financial statements include the accounts of IndyMac(SM) and its subsidiaries, including IndyMac Bank, F.S.B. ("IndyMac Bank"). All significant intercompany balances and transactions with IndyMac's consolidated subsidiaries have been eliminated in consolidation. The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Certain reclassifications have been made to the financial statements for the period ended June 30, 2000 to conform to the June 30, 2001 presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January of 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," and Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Certain Investments" ("EITF 99-20"). Additionally, effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Most recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 133

SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income ("OCI") depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on whether hedge accounting has been elected, its hedge designation and whether the hedge meets criteria for being considered effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

The following derivative financial instruments were identified and recorded at fair value as of January 1, 2001:

        -       FNMA and FHLMC forward contracts

        -       interest rate swap agreements

        -       interest rate floor agreements

        -       interest rate cap agreements

        -       loan commitments

Generally speaking, if interest rates increase, the value of the Company's mortgage pipeline decreases and gain on sale margin are adversely impacted. The Company hedges the risk of overall changes in fair value of loans held for sale by selling forward contracts on securities of government sponsored entities to economically hedge loan commitments and to create fair value hedges against the funded loan portfolios. Under SFAS 133, these forward contracts qualify as a fair value hedge of the funded loan portfolio. In January of 2001, a net after tax gain of $21 thousand was recorded as a transition adjustment under SFAS 133 as a cumulative effect of a change in accounting principle on the forward contracts and the funded loan portfolio. During the six months ended June 30, 2001, hedge ineffectiveness totaling $561 thousand was recorded as an increase to the gain on sale of loans. As of June 30, 2001, the fair value of loan commitments recorded on the Company's consolidated balance sheets was $(655) thousand.

The Company uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of its repurchase agreement borrowings and its mortgage servicing rights. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Since the swap agreements used on the Company's repurchase agreement borrowings qualify as a cash flow hedge under SFAS 133, the fair value of these agreements, totaling $(2.5) million after tax, was recorded as a reduction to OCI in shareholders' equity in January of 2001. Future changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements are met. During the six months ended June 30, 2001, the change in the fair value of the Company's interest rate swap agreements was $(3.9) million after tax, recorded as a component of OCI, with actual ineffectiveness of $69 thousand being recorded through earnings as a component of interest expense.

Although the Company has not elected SFAS 133 hedge accounting on its servicing and servicing-related assets, interest rate floors, caps and swaps are used as an economic hedge for these assets to mitigate losses that result from changes and volatility in the interest rate environment. Gains and losses on these derivative financial instruments are reported as a component of service fee income for servicing assets, and as a component of gain (loss) on mortgage-backed securities, net, for the Company's AAA rated interest-only securities.

Under the provisions of SFAS 133, in January of 2001, the Company transferred all of its AAA rated interest-only and principal-only securities from its available for sale to its trading portfolio. The transfer of these securities had the following effect on earnings and OCI upon adoption of SFAS 133:


                                                                                           After-tax
                                                                                         adjustment to
                                                                                              Other
                                                Trading                                   Comprehensive       Net Equity
      Security                              (at Fair Value)         After-tax Loss        Income (Loss)         Impact
      --------                              ---------------         --------------       --------------       ----------
                                                                          (Dollars in thousands)
Principal-only securities                      $   5,033              $    (437)             $     437         $      --
AAA rated interest-only securities               258,241                   (530)                   530                --
                                               ---------              ---------              ---------         ---------
                                               $ 263,274              $    (967)             $     967         $      --
                                               =========              =========              =========         =========

EITF 99-20

EITF 99-20 provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its carrying amount and the decline is other-than-temporary, an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previous accounting method whereby impairment was measured using a risk-free rate of return. The Company periodically reviews its estimated cash flow streams on its securities. As a result of its periodic reviews during the six months ended June 30, 2001, the Company recorded $6.2 million and $750 thousand in impairment charges on subordinated and residual securities, respectively, in accordance with EITF 99-20.

The adoption of EITF 99-20 in January of 2001 was recorded as a cumulative effect of a change in accounting principle, and had the following effect on net earnings and OCI during the first quarter of 2001:


                                                                 Adjustments
                                              -----------------------------------------------
                                                                    Other
                                              After-tax         Comprehensive      Net Equity
                                               Earnings            Income            Impact
                                              ---------         -------------      ----------
                                                          (Dollars in thousands)
Core operations:
    Investment grade securities                $   (297)          $    297          $     --
    Non-investment grade securities                (459)               459                --
    Residual securities                            (607)               607                --
                                               --------           --------          --------
Total core operations                            (1,363)             1,363                --

Non-core operations:
    Manufactured housing securities:
      Non-investment grade securities            (6,612)             4,867            (1,745)
      Residual securities                        (2,231)             1,889              (342)
                                               --------           --------          --------
Total non-core operations                        (8,843)             6,756            (2,087)
                                               --------           --------          --------
Total cumulative effect of a
  change in accounting principle               $(10,206)          $  8,119          $ (2,087)
                                               ========           ========          ========


SFAS 140

SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The Company adopted SFAS 140 effective December 31, 2000 for disclosures relating to securitization transactions and collateral, and effective April 1, 2001 for transfers and servicing of financial assets and extinguishments of liabilities. Adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

SFAS 141 and SFAS 142

SFAS 141 and SFAS 142 eliminate the "pooling of interests" method of accounting, except for business combinations initiated prior to July 1, 2001. They require that the acquirer's cost for an acquisition be allocated among the various assets acquired, in proportion to their relative fair market values, and that any unallocated cost be assigned to the "residue," or goodwill. Certain intangible assets that are determined to have an indefinite useful life will not be amortized. Additionally, goodwill will no longer be amortized, but will be tested for impairment at least annually.

These two statements must be adopted in fiscal years beginning after December 15, 2001. The Company is currently analyzing the potential impact of the implementation of SFAS 141 and SFAS 142 to its financial statements upon adoption on January 1, 2002.

NOTE 3 - SEGMENT REPORTING

The Company's reportable operating segments include Mortgage Banking, Investment Portfolio and Commercial Lending.

The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from "B2B" customers (mortgage origination companies), and funds loans directly to consumers ("B2C"). These loans are then either securitized through the issuance of mortgage-backed securities ("MBS"), sold to government sponsored enterprises, resold in bulk whole loan sales to permanent investors, or retained by the Company's Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through the Company's B2B sellers and direct customers ("consumer construction"). Additionally, Mortgage Banking operates a "B2R" channel, which allows real estate professionals to utilize the Company's technology to facilitate the mortgage loan process for their customers in the process of purchasing a home.

The Investment Portfolio segment invests in residential loans and mortgage securities on a long-term basis. The Investment Portfolio segment also manages mortgage servicing rights and conducts servicing and collection activities.

The Commercial Lending segment primarily makes residential construction loans to builders. During the first six months of 2000, the Commercial Lending segment also engaged in secured warehouse lending operations for mortgage brokers and mortgage bankers. In July of 2000, the Board of Directors approved management's decision to begin a systematic wind-down of the Company's warehouse lending activities. The Company continued to honor its outstanding commitments, but did not enter into any new commitments.

Operating segment profitability is measured on a fully-leveraged basis. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and are included in the "Other" operating segment.

Segment information for the three and six months ended June 30, 2001 and 2000 were as follows:


                                                     Mortgage      Investment      Commercial
                                                      Banking       Portfolio        Lending         Other       Consolidated
                                                    -----------    -----------     -----------    -----------    ------------
                                                                            (Dollars in thousands)
Three months ended June 30, 2001
   Net interest income                              $    23,178    $    15,434     $     8,466    $     5,161     $    52,239
   Net revenues                                          88,111         17,886           8,362          5,459         119,818
   Net earnings (loss)                                   28,134          5,942           3,643         (7,317)         30,402

Three months ended June 30, 2000
   Net interest income                              $    10,496    $     8,439     $    16,187    $     4,393     $    39,515
   Net revenues                                          42,540         14,885          15,917          4,394          77,736
   Net earnings                                          12,905          6,148           7,354         (4,076)         22,331

Six months ended June 30, 2001
   Net interest income                              $    37,192    $    31,140     $    17,453    $     9,511     $    95,296
   Net revenues                                         160,750         34,387          17,826         10,033         222,996
   Net earnings (loss) before cumulative
      effect of a change in accounting principle         50,634         11,591           7,456        (14,056)         55,625
   Cumulative effect of a change in
     accounting principle                                    21        (10,206)             --             --         (10,185)
   Net earnings (loss)                                   50,655          1,385           7,456        (14,056)         45,440

Six months ended June 30, 2000
   Net interest income                              $    20,725    $    18,706     $    31,293    $    12,140     $    82,864
   Net revenues                                          73,345         32,722          31,449         13,767         151,283
   Net earnings                                          20,010         14,185          14,155         25,926          74,276

Assets as of June 30, 2001                          $ 3,321,312    $ 3,223,856     $   761,632    $   128,209     $ 7,435,009
Assets as of June 30, 2000                          $ 1,264,726    $ 2,124,566     $   990,923    $   168,093     $ 4,548,308

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

MORTGAGE BANKING OPERATIONS

The Company's mortgage banking group is its core business. It is a technology based, highly scalable operation that includes the following distinct channels:
(1) a business-to-business ("B2B") channel, with mortgage brokers, small mortgage bankers and community financial institutions effectively providing the Company with access to a variable cost, nationwide "virtual" branch network, (2) a branchless, technology driven, business-to-consumer ("B2C") channel, and (3) a business-to-realtor ("B2R" or "LoanWorks") channel, which allows real estate professionals to utilize the Company's technology to fulfill the mortgage loan process for their customers in the process of purchasing a home. The Company has been able to successfully expand and leverage its proprietary loan approval and pricing system, e-MITS(R), across its mortgage banking channels. These channels provide the Company with comprehensive coverage of the consumer mortgage market.

The Company's principal sources of income from its mortgage banking operations are gains recognized on the sale or securitization of mortgage loans, fee income from the origination or purchase of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with financing such loans pending their sale or securitization.

The B2B channel funded $3.6 billion of loans as follows:



(IN MILLIONS)                            Q2 01              Q2 00           % change            Q1 01            % change
                                         ------            ------           --------            ------           --------
PRODUCTS
        Prime                            $3,077            $1,450               112%            $2,400                28%
        Subprime                            240               268              -10%                238                 1%
        Consumer Construction               310               165                88%               253                23%
                                         ------            ------                               ------
        Total                            $3,627            $1,883                93%            $2,891                25%
                                         ======            ======                               ======
        e-MITS Production                $3,213            $1,347               139%            $2,653                21%
                                         ======            ======                               ======

With its predominantly branchless, consumer-direct strategy, the B2C channel funded $545 million of mortgage loans during the second quarter of 2001, up 16 percent over the first quarter of 2001 and up 208 percent over the second quarter of 2000 as follows:


(IN MILLIONS)                                           Q2 01         Q2 00        % change        Q1 01        % change
                                                        -----         -----        --------        -----        --------
PRODUCTION
Web-based Production
  Direct at www.indymacmortgage.com                      $137          $ 11          1145%          $101            36%
  Indirect web-based leads                                 67            83          -19%            136           -51%
Cross-marketing and Portfolio Refinancing                 288            67           330%           198            45%
Direct Telemarketing and Affinity Relationships            53            16           231%            35            51%
                                                         ----          ----                         ----
  Total                                                  $545          $177           208%          $470            16%
                                                         ====          ====                         ====

This channel has been a major beneficiary of a strong refinance market, and is expected to continue to be more cyclical than the B2B and B2R channels, which have closer associations with consumers in the market who are purchasing homes. The combination of these three channels is intended to enhance the Company's ability to efficiently generate loan production growth across a variety of interest rate cycles.

B2R first began operations during April 2000. Our LoanWorks(R) division allows real estate professionals to perform expanded mortgage services for their customers in the home buying process via its Website www.loanworks.com. It provides a solid new source of "purchase" volume for the Mortgage Banking Group, without relying on a high cost sales force and branch infrastructure like more traditional lenders. Loans funded through this new channel totaled $69 million during the second quarter of 2001, up an annualized 346 percent from first quarter production.

The Company sold $2.9 billion of loans during the second quarter of 2001, compared with the $1.7 billion of loans sold during the second quarter of 2000. The gain on loan sales for the second quarter of 2001 totaled $52.7 million, a 103 percent increase over the $26.0 million of such gain recorded in the second quarter of 2000. In addition to selling more loans during the second quarter of 2001, the Company had improved loan sale margins.

Loans sold as a percentage of permanent home loan production during the second quarter of 2001 were 72 percent compared to 91 percent in the year ago quarter. The Company lengthened the holding period of its mortgage loans held for sale in light of the favorable interest rate environment with short term financing at low rates and to temporarily maximize the utilization of its excess capital.

INVESTMENT PORTFOLIO OPERATIONS

The Company invests in residential loans and mortgage securities retained in connection with the issuance of mortgage-backed securities, purchased in the secondary mortgage market, or originated through B2C. The Company acts as primary servicer and master servicer with respect to substantially all the mortgage loans it sells pursuant to private-label securitizations and loans sold to government sponsored entities ("GSEs"). The Company's principal sources of income from its investment portfolio operations are fee income from servicing contracts, and the net spread between interest earned on residential loans and mortgage securities and the interest costs associated with the borrowings used to finance such loans and securities.

At June 30, 2001 and December 31, 2000, the Company's master servicing portfolio had aggregate outstanding principal balances of $12.1 billion and $14.1 billion, respectively. The weighted average coupon of the Company's retained master servicing portfolio decreased slightly to 8.4% as of June 30, 2001, from 8.5% as of December 31, 2000. IndyMac Bank Home Loan Servicing's portfolio at June 30, 2001 and December 31, 2000 was $19.1 billion and $15.4 billion, respectively, of which $15.3 billion and $12.8 billion, respectively, represented loans sold with servicing retained for which a mortgage servicing asset was capitalized. The weighted average coupon of the Company's retained primary servicing portfolio decreased slightly to 8.7% as of June 30, 2001 from 8.8% as of December 31, 2000.

COMMERCIAL LENDING OPERATIONS

The Company conducts its builder construction lending activities through its Construction Lending Corporation of America(R) ("CLCA") division, which offers a variety of residential construction, land and lot loan programs for builders and developers. The Company's principal sources of income from its commercial lending operations are fee income from the origination of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings/deposits used to finance such loans. CLCA(R) had outstanding commitments to fund builder construction loans of $1.4 billion at both June 30, 2001 and December 31, 2000.

RESULTS OF OPERATIONS

OVERVIEW: The Company's net earnings before provision for income taxes, non-recurring and other charges, and cumulative effect of a change in accounting principle were $51.8 million for the three months ended June 30, 2001, compared to $39.8 million for the three months ended June 30, 2000. The $12.0 million increase was primarily due to a $26.8 million increase in gain on sale of loans coupled with a $12.7 million increase in net interest income, offset in part by a $29.2 million increase in operating expenses.

For the six months ended June 30, 2001 and 2000, the Company's net earnings before provision for income taxes, non-recurring and other charges, and cumulative effect of a change in accounting principle were $94.6 million and $77.4 million, respectively. The $17.2 million increase was primarily due to a $57.4 million increase in gain on sale of loans in conjunction with a $12.4 million increase in net interest income, offset in part by a $52.6 million increase in operating expenses.

The increase in net revenues and expense for both reporting periods was primarily due to the Company's overall growth strategy, including the acquisition of SGV Bancorp, Inc. ("SGVB") in July of 2000.

During January of 2001, the Company recognized a $10.2 million charge to earnings, net of tax, which was recorded as a cumulative effect of a change in accounting principle in connection with the adoption of Emerging Issues Task Force Issue No. 99-20 "Recognition of Interest Income and Impairment on Certain Investments" ("EITF 99-20"). This charge was primarily attributable to the non-investment grade and residual securities portfolio associated with the Company's discontinued manufactured housing product line. The Company discontinued its manufactured housing product line with dealers during 1999. The portfolio investments that were retained from this product line continue to be impacted by declining trends in the industry. These securities had previously been marked-to-market through other comprehensive income ("OCI"), a separate component of shareholders' equity; as a result, this change did not have a material effect on total shareholders' equity.

NET INTEREST INCOME: Net interest income was $52.2 million and $39.5 million for the three months ended June 30, 2001 and 2000, respectively. The net interest margin was 3.13% in the second quarter of 2001, compared to 3.80% in the second quarter of 2000 while the net spread increased to 2.85% during the second quarter of 2001 from 2.65% during the second quarter of 2000. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures net interest income as a percentage of average interest-earning assets. The decline in the interest margin can be primarily attributed to leverage. The increase in net interest spread was primarily due to three factors. First, the average cost of funds decreased 157 basis points to 5.66% for the three months ended June 30, 2001, compared to 7.23% for the same period ended June 30, 2000. The indices to which the Company's borrowings are tied decreased, on average, approximately 223 basis points quarter over quarter, but the Company's overall borrowing rate did not decrease in proportion to the decrease in indices due to its change in mix. A portion of the Company's borrowings are, through hedging, effectively made fixed rate borrowings to better match the Company's investment in fixed rate interest-earning assets. This decrease in cost of funds was partially offset by a decrease in asset yields, primarily mortgage rates, which, on average, decreased 79 basis points quarter over quarter. In addition, the Company's investment in higher grade assets, consisting of AAA rated agency and non-agency securities, increased $606.2 million year over year, resulting in a higher mix, in 2001, of lower yielding assets compared to 2000. These lower risk securities earn a lower weighted average yield (7.1% and 7.8% during the quarters ended June 30, 2001 and 2000, respectively) than other securities. The Company's investment in these securities is in line with its strategy to increase leverage through asset growth.

Net interest income was $95.3 million and $82.9 million for the six months ended June 30, 2001 and 2000, respectively. During this period, the net interest margin was 3.05% and 4.07%, respectively, and the net spread decreased to 2.70% during the six months ended June 30, 2001 from 2.93% during the six months ended June 30, 2000. The decrease in net interest spread was primarily due to a decrease in the yield on average interest earning assets as a result of a decrease in mortgage rates, on average, of 108 basis points year over year. Partially offsetting this decease was a 92 basis points decrease in the average cost of funds to 6.06% for the six months ended June 30, 2001 from 6.98% for the same period in the year 2000. The indices to which the Company's borrowings are tied, decreased, on average, approximately 128 basis points year over year.

The decrease in net interest margin was associated with the increase in leverage through growth and share repurchases.

The following table sets forth information regarding the Company's consolidated average balance sheets, together with the total amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-accrual loans are included in the average balances for the periods indicated. The allowance for loan losses is excluded from the average loan balances. The average loan balances for the three and six months ended June 30, 2000 have been reclassified to conform to the presentation for the three and six months ended June 30, 2001.


                                                                 Three months ended June 30,
                                          --------------------------------------------------------------------------------
                                                           2001                                      2000
                                          --------------------------------------    --------------------------------------
                                           Average                      Yield        Average                      Yield
                                           Balance       Interest        Rate        Balance       Interest        Rate
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                                                       (Dollars in thousands)
Investment securities                     $    5,093    $       79          6.21%   $       --    $       --            --
Mortgage-backed securities                 1,379,212        30,388          8.84%      746,779        19,747         10.64%
Mortgage loans held for sale               2,476,951        49,671          8.04%      917,914        21,618          9.47%
Mortgage loans held for investment         2,738,393        60,305          8.83%    2,514,110        61,469          9.83%
Investment in Federal Home
  Loan Bank stock and other                   93,359         1,560          6.70%        8,500            61          2.89%
                                          ----------    ----------                  ----------    ----------
     Total interest-earning assets         6,693,008       142,003          8.51%    4,187,303       102,895          9.88%
Other                                        527,226                                   247,294
                                          ----------                                ----------
     Total assets                         $7,220,234                                $4,434,597
                                          ==========                                ==========

Deposits                                  $1,440,955        20,302          5.65%   $       --    $       --            --
Advances from Federal Home Loan Bank       1,593,874        23,742          5.97%           --            --            --
Borrowings                                 3,323,107        45,720          5.52%    3,527,888        63,380          7.23%
                                          ----------    ----------                  ----------    ----------
     Total interest-bearing liabilities    6,357,936        89,764          5.66%    3,527,888        63,380          7.23%
Other                                        118,203                                    49,545
                                          ----------                                ----------
     Total liabilities                     6,476,139                                 3,577,433
     Shareholders' equity                    744,095                                   857,164
                                          ----------                                ----------
     Total liabilities and
       shareholders' equity               $7,220,234                                $4,434,597
                                          ==========                                ==========
Net interest spread                                                         2.85%                                      2.65%
                                                                      ==========                                 ==========
Net interest margin                                                         3.13%                                      3.80%
                                                                      ==========                                 ==========

                                                                 Six months ended June 30,
                                          ----------------------------------------------------------------------------------
                                                           2001                                      2000
                                          --------------------------------------    ----------------------------------------
                                           Average                      Yield        Average                       Yield
                                           Balance       Interest        Rate        Balance       Interest         Rate
                                          ----------    ----------    ----------    ----------    ----------    ------------
                                                                       (Dollars in thousands)
Investment securities                     $    9,839    $      327          6.71%   $       --    $       --             --
Mortgage-backed securities                 1,358,567        61,699          9.16%      732,361        38,017          10.44%
Mortgage loans held for sale               2,158,157        87,599          8.19%      868,628        40,640           9.41%
Mortgage loans held for investment         2,693,942       121,226          9.07%    2,480,502       122,660           9.94%
Investment in Federal Home Loan Bank
  stock and other                             89,118         3,112          7.04%        9,011           211           4.72%
                                          ----------    ----------                  ----------    ----------
     Total interest-earning assets         6,309,623       273,963          8.76%    4,090,502       201,528           9.91%
Other                                        485,425                                   247,251
                                          ----------                                ----------
     Total assets                         $6,795,048                                $4,337,753
                                          ==========                                ==========

Deposits                                  $1,190,257        34,776          5.89%   $       --    $       --             --
Advances from Federal Home Loan Bank       1,521,149        46,158          6.12%           --            --             --
Borrowings                                 3,229,508        97,733          6.10%    3,418,530       118,664           6.98%
                                          ----------    ----------                  ----------    ----------
     Total interest-bearing
       liabilities                         5,940,914       178,667          6.06%    3,418,530       118,664           6.98%
Other                                        112,413                                    61,852
                                          ----------                                ----------
     Total liabilities                     6,053,327                                 3,480,382
     Shareholders' equity                    741,721                                   857,371
                                          ----------                                ----------
     Total liabilities and
       shareholders' equity               $6,795,048                                $4,337,753
                                          ==========                                ==========

Net interest spread                                                         2.70%                                      2.93%
                                                                      ==========                                 ==========
Net interest margin                                                         3.05%                                      4.07%
                                                                      ==========                                 ==========


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


                                                                       Three months ended June 30, 2001 vs 2000
                                                                -----------------------------------------------------
                                                                            Increase/(decrease) due to
                                                                 Volume                Rate              Total Change
                                                                --------             --------            ------------
                                                                               (Dollars in thousands)
INTEREST INCOME
Investment securities                                           $     79             $     --               $     79
Mortgage-backed securities                                        13,295               (2,654)                10,641
Loans held for sale                                               30,787               (2,734)                28,053
Loans held for investment                                          8,281               (9,445)                (1,164)
Investment in Federal Home Loan Bank stock and other               1,324                  175                  1,499
                                                                --------             --------               --------
       Total interest income                                      53,766              (14,658)                39,108

INTEREST EXPENSE
Deposits                                                          20,302                   --                 20,302
Advances from Federal Home Loan Bank                              23,742                   --                 23,742
Borrowings                                                        (3,483)             (14,177)               (17,660)
                                                                --------             --------               --------
       Total interest expense                                     40,561              (14,177)                26,384
                                                                --------             --------               --------
       Net interest income                                      $ 13,205             $   (481)              $ 12,724
                                                                ========             ========               ========

                                                                        Six months ended June 30, 2001 vs 2000
                                                                -----------------------------------------------------
                                                                             Increase/(decrease) due to
                                                                  Volume                 Rate             Total Change
                                                                ---------             ---------             ---------
                                                                               (Dollars in thousands)
INTEREST INCOME
Investment securities                                           $     327             $      --             $     327
Mortgage-backed securities                                         27,650                (3,968)               23,682
Loans held for sale                                                51,467                (4,508)               46,959
Loans held for investment                                          86,924               (88,358)               (1,434)
Investment in Federal Home Loan Bank stock and other                2,748                   153                 2,901
                                                                ---------             ---------             ---------
       Total interest income                                      169,116               (96,681)               72,435

INTEREST EXPENSE
Deposits                                                           34,776                    --                34,776
Advances from Federal Home Loan Bank                               46,158                    --                46,158
Borrowings                                                         (6,392)              (14,539)              (20,931)
                                                                ---------             ---------             ---------
       Total interest expense                                      74,542               (14,539)               60,003
                                                                ---------             ---------             ---------
       Net interest income                                      $  94,574             $ (82,142)            $  12,432
                                                                =========             =========             =========


PROVISION FOR LOAN LOSSES: The provision for loan losses was $3.0 million and $4.4 million for the three months ended June 30, 2001 and 2000, respectively, and $12.0 million and $8.7 million for the six month periods then ended. The $3.3 million increase during the six months ended June 30, 2001 compared to 2000 was primarily related to the $148 million product line of high loan-to-value/debt consolidation home improvement loans, which are primarily second trust deeds. While secured by equity in single-family residences, these loans tend to perform more like unsecured consumer lines of credit with little recourse to the secured property. The portfolio has declined from $250 million at the time that the Company discontinued this line of business; however, charge-offs in this portfolio have been significant. The Company determined during the first quarter of 2001 that, to be prudent, it should bolster the reserves associated with this portfolio. The Company believes that its allowance for loan losses was adequate at June 30, 2001.

OTHER INCOME: Other income consisted of the following:


                                           Three months ended June 30,                  Six months ended June 30,
                                          ------------------------------             -------------------------------
                                             2001                 2000                  2001                  2000
                                          ---------            ---------             ---------             ---------
                                                                   (Dollars in thousands)
Gain on sale of loans                     $  52,714            $  25,962             $ 101,913             $  44,533
Service fee income                            2,906               10,391                14,368                20,068
Gain (loss) on mortgage-backed
  securities, net                             1,572                 (160)                 (915)                  803
Fee and other income                         13,413                6,434                24,360                11,737
                                          ---------            ---------             ---------             ---------
   Total other income                     $  70,605            $  42,627             $ 139,726             $  77,141
                                          =========            =========             =========             =========

The gain on sale of loans was $52.7 million for the three months ended June 30, 2001, up from $26.0 million for the same period in 2000, and was $101.9 million for the six months ended June 30, 2001, up from $44.5 million in the same period a year ago. The results for both the quarter and year to date periods reflect higher profit margins on sale of loans and an increase in the aggregate principal amount of loans sold. During the quarter ended June 30, 2001, $2.9 billion of loans were sold at a 1.83% profit margin, compared to $1.7 billion at 1.50% a year ago. During the six months ended June 30, 2001, $5.5 billion of loans were sold at a 1.85% profit margin, compared to $3.0 billion at 1.50% a year ago.

Service fee income totaled $2.9 million for the three months ended June 30, 2001, compared to $10.4 million for the same period in 2000, and was $14.4 million for the six months ended June 30, 2001, down from $20.1 million in the same period a year ago. The decrease in service fee income was primarily attributable to a decrease in valuations (net of hedges) of $9.2 million quarter over quarter. Partially offsetting this decrease was an increase in the average balance of the Company's capitalized mortgage servicing rights, which results in an increase in service fee income. This increase in the average balance was primarily due to the capitalization of servicing rights as a result of the Company's loan sales to government-sponsored entities, whole loan sales, and securitizations during the year.

The Company recorded a net gain on sale of mortgage-backed securities of $1.6 million for the three months ended June 30, 2001, compared to a net loss of $160 thousand for the same period in 2000. For the six months ended June 30, 2001 and 2000, the Company recorded a net loss on sale of mortgage-backed securities of $915 thousand and a net gain of $803 thousand, respectively. The $1.7 million increase in gain quarter over quarter was primarily due to a $4.2 million increase in recorded net realized gain on sale of securities resulting from an increase of $90.4 million in mortgage-backed securities sales, offset in part by a $2.5 million increase in unrealized impairment on mortgage-backed securities.

Fee income increased to $13.4 million for the three months ended June 30, 2001 from $6.4 million for the same period in 2000, and was $24.4 million for the six months ended June 30, 2001, up from $11.7 million in the same period a year ago. The 109% increase during the second quarter of 2001 compared to the second quarter of 2000, and the 108% increase during the six months ended June 30, 2001 compared to the six months ended June 30, 2000, were primarily due to fees such as table funding and application fees, resulting from an increase in mortgage production volume. The mortgage production volume increased 106% and 103% during the respective periods.

TOTAL EXPENSE: Total expense consisted of the following:


                                          For the three months ended              For the six months ended
                                                    June 30,                               June 30,
                                         -----------------------------          -----------------------------
(Dollars in thousands)                      2001               2000                2001                2000
                                         ---------           ---------          ---------           ---------
Salaries and related                     $  41,249           $  24,354          $  77,998           $  46,850
Premises and equipment                       5,507               3,831             10,250               7,233
Data processing                              3,733               1,930              6,855               3,544
Office                                       4,297               1,606              7,187               3,214
Advertising and promotion                    2,338               1,736              5,035               3,557
Professional services                        3,159               1,476              7,087               3,070
Loan purchase costs                          4,464               1,463              6,836               2,583
Foreclosure related activities                 164                   5              1,318               1,009
Amortization of goodwill and
  other intangible assets                      935                  13              1,895                  27
Non-recurring and other charges               (235)              1,344               (535)             11,567
Other                                        2,194               1,477              3,904               2,807
                                         ---------           ---------          ---------           ---------
   Total expense                         $  67,805           $  39,235          $ 127,830           $  85,461
                                         =========           =========          =========           =========


The increase in salaries and related and general and administrative expenses is due to the Company's overall growth, including the acquisitions of SGVB in July of 2000 and PNB Mortgage in September of 2000, and the expansion of mortgage banking operations to Sacramento, California and Atlanta, Georgia.

During the three months ended June 30, 2001, amortization of goodwill and intangibles was $935 thousand, up from $13 thousand for the same period in 2000, and was $1.9 million for the six months ended June 30, 2001, compared to $27 thousand in the same period a year ago. The increase in amortization primarily resulted from the recording of goodwill and core deposit intangible assets totaling $37.8 million on July 1, 2000 in conjunction with the Company's acquisition of SGVB, which was accounted for using the purchase method.

Non-recurring and other charges during the six months ended June 30, 2001 and the three months ended June 30, 2000 represent variable plan accounting for director stock options repriced subsequent to December 15, 1998. Additionally, $9.4 million in compensation expense related to the resignation of the former Vice Chairman and President was incurred in the first quarter of 2000.

INCOME TAXES: Income taxes of $21.6 million and $39.5 million for the three and six months ended June 30, 2001 represented an effective tax rate of 41.55%. For the three months ended June 30, 2000, the Company recorded a tax expense of $16.2 million, or a 42% effective tax rate. For the six months ended June 30, 2000, the Company recorded a net tax benefit of $8.5 million, which consisted of $27.6 million in income tax expense offset by a one-time tax benefit of $36.1 million due to IndyMac's conversion from a real estate investment trust to a fully taxable entity, effective January of 2000. Excluding this tax benefit, the Company's effective tax rate for the six months ended June 30, 2000 would have been approximately 42%.

FINANCIAL CONDITION

INVESTMENT AND MORTGAGE-BACKED SECURITIES: At June 30, 2001 and December 31, 2000, the carrying value of the Company's investment and mortgage-backed securities portfolio totaled $1.4 billion and $1.2 billion, respectively. The Company's AAA rated interest-only securities and AAA rated principal-only securities were reclassified to the trading securities classification from the available for sale classification upon adoption of SFAS 133 in January of 2001. All other securities are classified as available for sale. The balances consisted of the following types of securities:


                                                                        June 30,            December 31,
                                                                           2001                 2000
                                                                        ----------          ------------
                                                                            (Dollars in thousands)
Investment securities:
   Agency notes                                                         $       --            $   10,829
   Corporate notes and other                                                 4,271                 7,558
                                                                        ----------            ----------
         Total investment securities                                         4,271                18,387
                                                                        ----------            ----------
Mortgage-backed securities:
   AAA rated interest-only securities                                      262,586               258,241
   AAA rated agency securities                                             166,693               261,225
   AAA rated non-agency securities                                         759,363               484,138
   Other investment grade securities                                        82,560                69,483
                                                                        ----------            ----------
         Total investment grade mortgage-backed securities               1,271,202             1,073,087
                                                                        ----------            ----------
   Non-investment grade residual securities                                 77,232                41,672
   Other non-investment grade securities                                    16,580                21,157
                                                                        ----------            ----------
         Total non-investment grade mortgage-backed securities              93,812                62,829
                                                                        ----------            ----------
         Total mortgage-backed securities                                1,365,014             1,135,916
                                                                        ----------            ----------
         Total investment and mortgage-backed securities                $1,369,285            $1,154,303
                                                                        ==========            ==========


The Company evaluates the carrying value of its AAA rated interest-only securities and its residual securities monthly by discounting estimated net future cash flows. On these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. Adjustments to the carrying value of residual securities are recorded as a component of OCI in shareholders' equity. Adjustments to the carrying value of AAA rated interest-only securities were recorded as a component of OCI during 2000, and gain (loss) on mortgage-backed securities through the statement of earnings beginning January of 2001. The increase in the residual securities during the six months ended June 30, 2001 was due to the retention of $27.5 million from subprime securitizations, as well as the purchase of $11.4 million in residual securities at a significant discount from third parties.

The assumptions used to value these securities at June 30, 2001 and December 31, 2000 follow:


                                                                  Actual
                            ---------------------------------------------------------------------------------------
                                                                                        3-Month          Wtd.
                               Book       Collateral       Gross                      Prepayment         Avg.
                               Value        Balance         WAC      Interest Strip    Speeds(1)       Multiple
                            -----------   -----------   -----------  --------------   -----------    -----------
                                                              (Dollars in thousands)
June 30, 2001
AAA rated interest-only
  securities                $   262,586   $ 9,763,342          8.27%          0.85%          27.3%          3.16
                            ===========   ===========
Residual securities         $    77,232   $ 2,235,027         10.13%          3.06%          24.8%          1.13
                            ===========   ===========
December 31, 2000
AAA rated interest-only
  securities                $   258,241   $11,089,253          8.27%          0.85%          12.6%          2.74
                            ===========   ===========
Residual securities         $    41,672   $ 1,887,525         10.05%          1.95%          17.5%          1.13
                            ===========   ===========


                                    Valuation Assumptions
                            ----------------------------------------
                                                         Remaining
                             Prepayment    Discount      Cum. Loss
                              Speeds(2)      Yield         Rate(3)
                            -----------   -----------    -----------
June 30, 2001
AAA rated interest-only
  securities                       15.4%         10.9%            NA

Residual securities                33.4%         21.0%           1.4%

December 31, 2000
AAA rated interest-only
  securities                       18.9%         12.9%            NA

Residual securities                24.2%         21.4%           2.4%

(1) CPR

(2) Reflects lifetime prepayment speeds. Embedded in the lifetime prepayment speeds as of June 30, 2001 are 6-month prepayment speeds of 21% for AAA rated interest-only securities.

(3) As of June 30, 2001, the actual cumulative loss rate totaled 0.5% for residuals. The weighted average seasoning of the underlying collateral was
    23.6 months.



Fair value for the Company's other investment and non-investment grade mortgage-backed securities is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Adjustments to the carrying value are recorded as a component of OCI in shareholders' equity except for the Company's AAA rated principal-only securities, which are recorded as a component of gain
(loss) on mortgage-backed securities through the statement of earnings beginning January of 2001. The detail of other investment and non-investment grade securities by credit rating as of June 30, 2001 and December 31, 2000 follows:


                                                                         Premium
                                                      Current          (Discount)
                                                        Face             To Face          Amortized            Book
                                                       Value              Value              Cost              Value
                                                      --------         ----------         ---------          --------
                                                                          (Dollars in thousands)
June 30, 2001
AAA rated principal-only securities                   $  6,593          $ (1,155)          $  5,438          $  4,721
AA                                                      21,470              (137)            21,333            21,127
A+                                                         123                 6                129               125
A                                                       12,391              (391)            12,000            11,943
A-                                                         149                (9)               140               141
BBB                                                     43,325            (2,219)            41,106            41,554
BBB-                                                     3,194              (256)             2,938             2,949
                                                      --------          --------           --------          --------
   Total other investment grade
     mortgage-backed securities                         87,245            (4,161)            83,084            82,560
                                                      --------          --------           --------          --------

BB+                                                        144               (38)               106               105
BB                                                      10,604            (4,082)             6,522             6,559
B                                                        7,506            (5,041)             2,465             2,563
CCC                                                     19,219           (13,122)             6,097             6,213
NR                                                       5,820            (5,360)               460             1,140
                                                      --------          --------           --------          --------
   Total other non-investment grade
     mortgage-backed securities                         43,293           (27,643)            15,650            16,580
                                                      --------          --------           --------          --------
   Total other investment and non-investment
     grade mortgage-backed securities                 $130,538          $(31,804)          $ 98,734          $ 99,140
                                                      ========          ========           ========          ========

December 31, 2000

AAA rated principal-only securities                   $  7,056          $ (1,271)          $  5,785          $  5,033
AA                                                       8,762                81              8,843             9,023
A                                                       12,732              (388)            12,344            12,300
BBB                                                     46,218            (3,358)            42,860            43,127
                                                      --------          --------           --------          --------
   Total other investment grade
     mortgage-backed securities                         74,768            (4,936)            69,832            69,483
                                                      --------          --------           --------          --------

BB                                                      17,665            (4,588)            13,077            10,561
B                                                       17,928            (2,277)            15,651             9,350
NR                                                       6,324            (5,749)               575             1,246
                                                      --------          --------           --------          --------
   Total other non-investment grade
     mortgage-backed securities                         41,917           (12,614)            29,303            21,157
                                                      --------          --------           --------          --------
   Total other investment and non-investment
     grade mortgage-backed securities                 $116,685          $(17,550)          $ 99,135          $ 90,640
                                                      ========          ========           ========          ========

LOANS RECEIVABLE: Total loans (exclusive of the allowance for loan losses) increased to $5.4 billion at June 30, 2001, from $4.0 billion at December 31, 2000. The increase in loans receivable was primarily driven by the decrease in loans sold as a percentage of permanent home loan production during the second quarter of 2001 compared to 2000.

Non-Accrual Loans: Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets, which include non-accrual loans and foreclosed assets, were $130.4 million or 1.8% of total assets at June 30, 2001, compared to $113.9 million or 2.0% of total assets at December 31, 2000. The Company's foreclosed assets (properties acquired in foreclosure or by deed in lieu of foreclosure) balance, which is recorded at estimated net realizable value, totaled $23.8 million and $16.3 million at June 30, 2001, and December 31, 2000, respectively. The Company recognized a total of $1.2 million in net gains on sale of foreclosed assets during the six months ended June 30, 2001.

A summary of the Company's non-performing assets follows:


                                                 June 30,        December 31,
                                                   2001              2000
                                                 --------        ------------
                                                   (Dollars in thousands)
Loans held for sale                              $ 19,760          $ 13,235
Loans held for investment
    Mortgage loans                                 52,504            45,044
    Residential construction                       30,587            32,826
    Revolving warehouse lines of credit             3,744             6,509
                                                 --------          --------
     Total non-performing loans                   106,595            97,614
Foreclosed assets                                  23,776            16,265
                                                 --------          --------
     Total non-performing assets                 $130,371          $113,879
                                                 ========          ========

The average balance of non-performing loans during the three months ended June 30, 2001 was approximately $104.6 million. Non-performing loans as a percentage of total loans decreased to 1.96% at June 30, 2001, compared to 2.41% at December 31, 2000.

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

The following table sets forth the allocation of the Company's allowance for loan losses and the percentage of allowance in each loan category to total loans at the dates indicated:


                                                    June 30, 2001                 December 31, 2000
                                              ---------------------------     --------------------------
                                                               % of total                     % of total
                                              Balance            loans        Balance            loans
                                              -------          ----------     -------         ----------
                                                             (Dollars in thousands)
Residential construction                      $26,400             0.49%       $26,329             0.65%
Prime and subprime loans                       14,740             0.27%        17,021             0.42%
Discontinued product lines                     22,876             0.42%        15,612             0.39%
                                              -------             ----        -------             ----
     Total allowance for loan losses          $64,016             1.18%       $58,962             1.46%
                                              =======             ====        =======             ====

The following table summarizes the activity in the allowance for loan losses for the periods indicated:


                                            Three Months Ended                    Six Months Ended
                                                 June 30,                              June 30,
                                        ---------------------------           ---------------------------
                                          2001               2000               2001               2000
                                        --------           --------           --------           --------
                                          (Dollars in thousands)                 (Dollars in thousands)
Balance, beginning of period            $ 65,113           $ 55,207           $ 58,962           $ 53,880
Provision for loan losses                  3,026              4,406             12,026              8,722
Charge-offs, net of recoveries            (4,123)            (2,257)            (6,972)            (5,246)
                                        --------           --------           --------           --------
Balance, end of period                  $ 64,016           $ 57,356           $ 64,016           $ 57,356
                                        ========           ========           ========           ========


Net charge-offs as a percentage of average loans were 0.06% for the second quarter of 2001 and 0.07% for the second quarter of 2000.

MORTGAGE SERVICING RIGHTS: The Company's mortgage servicing rights balance totaled $280.0 million at June 30, 2001, an increase of 33% from $211.1 million at December 31, 2000. The increase in the mortgage servicing rights balance was primarily due to mortgage servicing rights retained totaling $92.2 million resulting from securitizations and sales to GSEs during the six months ended June 30, 2001. The assumptions used to value mortgage servicing rights at June 30, 2001, and December 31, 2000, follow:

                                                          Actual                                        Valuation Assumptions
                                 -------------------------------------------------------------------  -------------------------
                                                                                             Wtd.
                                    Book         Collateral      Gross     Servicing         Avg.     Prepayment     Discount
                                    Value          Balance        WAC          Fee         Multiple    Speeds(1)       Yield
                                 -----------    -----------  -----------   -----------   -----------  -----------   -----------
                                                                            (Dollars in thousands)
June 30, 2001
Master Servicing(2)              $    48,385    $12,091,432         8.42%         0.10%         4.00         16.8%         18.3%
                                                ===========
Primary Servicing                    231,605    $15,304,851         8.67%         0.46%         3.29         17.7%         12.8%
                                 -----------    ===========
Total mortgage servicing rights  $   279,990
                                 ===========
December 31, 2000
Master Servicing(2)              $    51,691    $14,118,761         8.47%         0.10%         3.60         18.4%         20.4%
                                                ===========
Primary Servicing                    159,436    $12,759,143         8.80%         0.41%         3.05         20.3%         13.5%
                                 -----------    ===========
Total mortgage servicing rights  $   211,127
                                 ===========

----------

(1)     CPR

(2) Included in the master servicing portfolio are loans included in the primary servicing portfolio with an unpaid principal balance of $7.6 billion and $8.0 billion at June 30, 2001 and December 31, 2000, respectively.

DEPOSITS: Deposits totaled $1.8 billion at June 30, 2001, compared to $0.8 billion at December 31, 2000. The increase in deposits was primarily attributable to the Company's marketing efforts to increase its certificates of deposit ("CD") portfolio. The Company's strategy has been to focus on large balance, low transaction cost deposits. The primary tool in this strategy has been to be a price leader in CD rates for selected maturities. See "Liquidity and Capital Resources" below.

The composition of the Company's deposits and the deposit rate at June 30, 2001, and December 31, 2000, were as follows:


                                            June 30, 2001                 December 31, 2000
                                     --------------------------      ---------------------------
                                       Amount            Rate            Amount          Rate
                                     ----------      ----------       ----------      ----------
                                                         (Dollars in thousands)
Noninterest-bearing checking         $   20,277            0.00%      $   16,324            0.00%
Interest-bearing checking                25,850            1.71%          23,588            1.94%
Savings                                 255,313            4.61%          99,980            5.02%
                                     ----------                       ----------
     Total core deposits                301,440            4.05%         139,892            3.91%
Certificates of deposit               1,492,688            5.56%         658,043            6.65%
                                     ----------                       ----------
     Total deposits                  $1,794,128            5.31%      $  797,935            6.17%
                                     ==========                       ==========


The weighted average remaining maturity of the Company's certificates of deposit at June 30, 2001 was 10 months.

ADVANCES FROM FEDERAL HOME LOAN BANK: Advances from Federal Home Loan Bank of San Francisco ("FHLB") totaled $1.7 billion at June 30, 2001, compared to $1.3 billion at December 31, 2000. The increase in advances from FHLB was primarily due to the Company's strategy to diversify its borrowing facilities into longer-term, lower-cost liabilities.

BORROWINGS: The Company's other borrowings totaled $3.0 billion at June 30, 2001, compared to $2.9 billion at December 31, 2000. Although the Company's assets increased $1.7 billion, or 29.5%, borrowings only increased $199.4 million, or 7.0%. This is due to the Company's strategy to continue to diversify its borrowing facilities into longer-term, lower-cost sources of funds such as deposits and advances from the FHLB.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of its mortgage loan inventory and its investment in mortgage loans and mortgage-backed securities. The Company's primary sources of funds used to meet these financing needs include cash flow from operations, committed borrowings, advances from the FHLB, and deposits. The Company does not currently pay dividends to its shareholders and has no current plans to institute such a policy.

At June 30, 2001, the Company had liquidity approximating $1.1 billion, with a leverage ratio (debt to equity) of 9.2 to 1. Liquidity is defined as cash on hand and borrowing availability under committed lines of credit on assets certified as eligible by the Company's collateral custodian. The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. As of June 30, 2001, the Company's committed financing totaled $6.5 billion, with outstanding balances of $4.8 billion. Included in the committed financing balance is $1.9 billion in approved FHLB credit, of which $1.7 billion was outstanding at June 30, 2001. During the second quarter of 2001, the Company increased its financing commitments by $700 million, and extended the maturity dates on several of its repurchase agreement facilities.

The Company's consumer bank, IndyMac Bank(SM), F.S.B. ("IndyMac Bank") accepts deposits from the general public and offers consumer loans and residential and commercial real estate loans through the Company's mortgage banking and commercial lending divisions. In addition to deposits obtained in California through IndyMac Bank's existing branch network and a centralized telebanking operation, the Company markets deposits nationally through the Internet. The Company reported $1.8 billion in deposits at June 30, 2001 compared to $0.8 billion at December 31, 2000. At June 30, 2001, core deposits (defined as non-term deposits, such as checking and non-term savings accounts) represented 17% of total deposits, while term CDs represented 83% of total deposits.

As presented in the consolidated statements of cash flows, the sources of liquidity vary between periods. The statements of cash flows include operating, investing, and financing categories. Net cash used in operating activities totaled $1.5 billion and $224 million for the six months ended June 30, 2001 and 2000, respectively. The changes in amounts from period to period primarily resulted from mortgage banking activity. Purchases and originations of mortgage loans held for sale exceeded the subsequent sale of such loans. Net cash used in investing activities totaled $89 million and $165 million for the six months ended June 30, 2001 and 2000, respectively. The decrease during 2001 compared to 2000 was primarily due to slower growth in construction loans period over period. Net cash provided from financing activities totaled $1.6 billion and $443 million for the six months ended June 30, 2001 and 2000, respectively. Net cash provided from financing activities increased during 2001 compared to 2000 due to the Company's strategy to increase net assets and their leverage.

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

During the second quarter of 2001, the Company continued to repurchase shares of its outstanding common stock in accordance with the share repurchase program. During the three months ended June 30, 2001, the Company repurchased 2.3 million shares in open market transactions at an average price of approximately $23.23 per share, for a total of $52.9 million. In May of 2001, the Company's Board of Directors approved an additional $100 million for the share repurchase program, for a total of $400 million since inception of the program. From the share repurchase program's inception through June 30, 2001, the Company has repurchased 21.3 million shares, at an average cost of $17.00 per share, for a total of $361.7 million.

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

The capital requirements are viewed as minimum standards by the OTS. Most associations are expected to maintain the above-mentioned capital ratios at levels well above the minimum. Additionally, to qualify as a "well-capitalized institution" a savings association's Tier 1 risk-based capital (core capital plus supplementary capital less allowance for loan losses) must be equal to at least 6% of risk-weighted assets. As a result of the acquisition of SGVB in July of 2000, IndyMac Bank was mandated by the OTS to maintain its Tier 1 core capital ratio at 8% for three years following the consummation of the transaction and to maintain a well-capitalized risk based capital position. In addition, IndyMac Bank must double the risk weighting assigned to subprime loans. The regulatory capital ratios of IndyMac Bank and the minimum regulatory requirements to be categorized as well-capitalized under OTS regulations were as follows:


                                                                          June 30, 2001
                                                      ------------------------------------------------------
                                                          As              Double risk-      Well-Capitalized
                                                      reported             weighted              Minimum
                                                      --------            ------------      ----------------
               Capital Ratios:
                     Tangible                            8.38%                8.38%                2.00%
                     Tier 1 core                         8.38%                8.38%                5.00%
                     Tier 1 risk-based                  11.45%               11.32%                6.00%
                     Risk-based                         12.43%               12.29%               10.00%

At June 30, 2001, the Company had $86.0 million of capital (on a consolidated basis) in excess of that required to be held by IndyMac Bank under the core capital ratio calculation, which excess capital is largely held at the holding company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Due to the characteristics of its financial assets and liabilities, and the nature of its business activities, the Company's financial position and results of operations may be materially affected by changes in interest rates in various ways. With respect to its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy that seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by market interest rate changes. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values could be expected to move inversely to each other in response to the movement in market interest rate changes. The Company invests in servicing and servicing related assets to hedge potential decreases in production volumes and gain on sale of loans due to increases in interest rates. The Company also hedges its servicing and servicing related assets to mitigate losses resulting from increased prepayments in a declining interest rate environment. However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment. In addition, cash flow considerations may require the Company to utilize different strategies with respect to hedging certain assets and/or production pipelines, including utilizing options as opposed to futures contracts and principal-only mortgage securities.

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

To hedge changes in the value of its AAA rated interest-only securities portfolio and mortgage servicing rights, the Company generally chooses among various strategies, consisting of options, swaps, futures, or buying mortgage-backed or U.S. Treasury-based securities, depending on various factors. The Company uses hedging instruments to reduce its exposure to interest rate risk, not to speculate on the direction of market interest rates. The Company has managed its interest rate risk during the six months ended June 30, 2001 as described herein. As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the financial impact of changes in interest rates on its interest-earning assets, commitments and hedges. As of June 30, 2001, the Company estimates that a parallel downward shift in the U.S. Treasury bond rate of 50 basis points, or 0.50%, all else being constant, would result in an increase in after tax income for the Company of $218 thousand. The after tax gain on available for sale mortgage securities, recorded as a component of OCI, would be $5.1 million. The combined result would be an increase to comprehensive income of $5.3 million. The Company estimates that a parallel upward shift in U.S. Treasury bond rates and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in a reduction to after tax income for the Company of $593 thousand. The after tax loss on available for sale mortgage securities, recorded as a component of OCI, would be $6.3 million. The combined result would be a reduction to comprehensive income of $6.9 million.

Given the current interest rate environment, the Company believes a 100 basis point decrease in interest rates in the near future is remote. However, a 100 basis point decrease in interest rates was considered probable as of December 31, 2000. As of December 31, 2000, the Company estimated that a parallel downward shift in the U.S. Treasury bond rate of 100 basis points, or 1.00%, all else being constant, would result in a combined after tax gain to total comprehensive income of $5.0 million. The Company's estimate of a parallel upward shift in the U. S. Treasury bond rate of 100 basis points, or 1.00%, all else being constant, was an $8.5 million after tax loss to total comprehensive income as of December 31, 2000.

The assumptions include valuation changes in an instantaneous and parallel rate shock and also include assumptions as to a degree of correlation between the hedges and hedged assets and as a result are subject to basis risk (i.e., the spread-widening or spread-tightening risk among the change in rates on U.S. Treasury bonds, swaps and/or mortgage-backed securities). Changes in OCI do not reflect fair value changes in liabilities. As a result, the impact on OCI reported above tends to overstate gains and losses in decreasing and increasing rate environments, respectively. In addition, the sensitivity analyses described in the prior two paragraphs are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario, such as increases in income associated with the increase in production volume that could result from the decrease in interest rates or the decrease in loan volume that could result from interest rate increases. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the Company's statements regarding liquidity, provisions for loan losses, capital resources, anticipated future earnings and expense levels and other anticipated aspects of future operations. Forward-looking statements typically include the words "anticipate," "believe," "estimate," "expect," "project," "plan," "forecast," "intend," and other similar expressions. These statements reflect the Company's current views with respect to future events and financial performance. They are subject to risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates or as of the date hereof if no other date is identified. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors, among others, could cause future results to differ materially from historical results or those anticipated in any forward-looking statements herein:

(1) the level of demand for mortgage loans and construction loans, which can be affected by such external factors as (a) the level of interest rates,
        (b) tax laws, (c) the strength of various segments of the economy (including the strength of the stock market), and (d) demographics of the Company's lending markets;

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

(6) the implementation of recently issued Financial Accounting Standards Board pronouncements (SFAS 133, SFAS 137 and SFAS 138) may cause increased volatility in the Company's earnings reported in accordance with US GAAP;

(7) federal and state regulation of the Company's consumer lending and banking operations - the Company's principal subsidiary is a regulated federal savings bank;

(8) actions undertaken by current and potential competitors of the Company, many of which have lower costs of funds or other competitive advantages over the Company;

(9) the availability of funds from the Company's lenders and other sources of financing that support the Company's lending activities;

(10) decisions by the Company to securitize, sell, or purchase loans or securities;

(11) the Company's management of the borrower, product and geographic concentrations represented in its loan portfolio;

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

                                     PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of IndyMac's shareholders held on May 22, 2001, the shareholders voted to elect IndyMac's directors. The votes cast in this regard were as follows:


                                         For                     Withheld
                                      ----------                ---------
David S. Loeb                         49,264,986                6,930,247
Michael W. Perry                      49,255,803                6,939,430
Lyle E. Gramley                       55,611,223                  584,010
Hugh M. Grant                         55,623,617                  571,616
Patrick C. Haden                      55,625,883                  569,350
Thomas J. Kearns                      55,587,065                  608,168
Frederick J. Napolitano               55,618,311                  576,922
James R. Ukropina                     55,612,549                  582,684


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None.

(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K as of June 4, 2001 under Item 4 regarding a change in the Company's independent public accountants to Ernst & Young LLP from Grant Thornton LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 13, 2001 for the six months ended June 30, 2001.



                               INDYMAC BANCORP, INC.


                               By: /s/ Michael W. Perry
                                   --------------------------------------------
                                   Michael W. Perry
                                   Vice Chairman of the Board of Directors and
                                   Chief Executive Officer


                               By: /s/ Carmella L. Grahn
                                   --------------------------------------------
                                   Carmella L. Grahn
                                   Executive Vice President and
                                   Chief Financial Officer