Form 10-Q
period 2001-09-30
INDYMAC BANCORP INC
filed 2001-11-13
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number 1-8972

INDYMAC BANCORP, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-3983415 (I. R. S. Employer Identification No.)

155 NORTH LAKE AVENUE, PASADENA, CALIFORNIA (Address of principal executive offices)	91101-7211 (Zip Code)

Registrant’s telephone number, including area code (800) 669-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding as of October 31, 2001: 60,848,532 shares

INDYMAC BANCORP, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE PERIOD ENDED SEPTEMBER 30, 2001

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Earnings	4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosure of Market Risk	28
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	31

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Cash and cash equivalents	$53,362	$67,867
Investment securities available for sale, amortized cost of $4,269 and $18,298, respectively	4,269	18,387
Mortgage-backed securities classified as trading securities ($184.7 million pledged as collateral for financing facilities at September 30, 2001)	211,623	—
Mortgage-backed securities available for sale, amortized cost of $1,113,072 and $1,147,376, respectively ($938.1 million pledged as collateral for financing facilities at September 30, 2001)	1,136,133	1,135,916
Loans receivable:
Loans held for sale
Prime	1,624,636	1,219,737
Subprime	337,452	201,035
Loans held for investment
Mortgage	1,734,866	1,578,216
Builder construction	542,263	554,028
Consumer construction	632,197	372,394
Income property	58,432	57,717
Revolving warehouse lines of credit	2,393	57,492
Allowance for loan losses	(65,670)	(58,962)

Total loans receivable ($2.1 billion pledged as collateral for financing facilities at September 30, 2001)	4,866,569	3,981,657
Mortgage servicing rights	285,174	211,127
Investment in Federal Home Loan Bank stock, at cost	90,626	63,281
Interest receivable	53,704	51,432
Goodwill and other intangible assets	36,374	38,724
Foreclosed assets	21,125	16,265
Other assets	289,617	155,548

Total assets	$7,048,576	$5,740,204

Liabilities and Shareholders’ Equity
Deposits	$2,801,200	$797,935
Advances from Federal Home Loan Bank	1,681,897	1,264,457
Borrowings	1,604,223	2,850,189
Other liabilities	188,623	99,730

Total liabilities	6,275,943	5,012,311
Shareholders’ Equity
Preferred Stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 83,072,114 shares (60,687,847 outstanding) at September 30, 2001 and issued 81,758,312 shares (62,176,316 outstanding) at December 31, 2000	831	818
Additional paid-in-capital	940,023	920,205
Accumulated other comprehensive income (loss)	8,711	(2,603)
Retained earnings	197,864	117,926
Treasury stock, 22,384,267 shares and 19,581,996 shares, respectively	(374,796)	(308,453)

Total shareholders’ equity	772,633	727,893

Total liabilities and shareholders’ equity	$7,048,576	$5,740,204

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in thousands, except per share data)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Interest income
Mortgage-backed and other securities	$31,489	$21,981	$93,515	$59,998
Loans held for sale
Prime	44,592	23,476	122,256	55,275
Subprime	5,262	5,626	15,197	14,466
Income property	—	1,663	—	1,663
Loans held for investment
Mortgage	34,891	32,941	105,158	89,068
Builder construction	13,419	17,541	42,542	59,576
Consumer construction	11,019	6,953	29,496	19,468
Income property	1,154	1,181	3,741	3,537
Revolving warehouse lines of credit	30	4,782	802	14,409
Other	1,254	840	4,366	1,053

Total interest income	143,110	116,984	417,073	318,513
Interest expense
Deposits	29,744	6,104	64,520	6,104
Advances from Federal Home Loan Bank	24,736	2,039	70,894	2,039
Borrowings	32,440	70,843	130,173	189,507

Total interest expense	86,920	78,986	265,587	197,650

Net interest income	56,190	37,998	151,486	120,863
Provision for loan losses	5,700	3,386	17,726	12,108

Net interest income after provision for loan losses	50,490	34,612	133,760	108,755
Other income
Gain on sale of loans	59,866	32,809	161,779	77,340
Service fee income	7,304	11,268	21,672	31,335
Gain on mortgage-backed securities, net	1,695	449	780	1,253
Fee and other income	13,651	7,514	38,011	19,249

Total other income	82,516	52,040	222,242	129,177

Net revenues	133,006	86,652	356,002	237,932
Other expense
Operating expenses	73,186	45,007	199,656	118,872
Amortization of goodwill and other intangible assets	760	1,125	2,655	1,152
Non-recurring and other charges	38	4,641	(497)	16,209

Total other expense	73,984	50,773	201,814	136,233

Earnings before provision for income taxes and cumulative effect of change in accounting principle	59,022	35,879	154,188	101,699
Provision for income taxes	24,524	15,069	64,065	42,713
Income tax benefit from termination of REIT status	—	—	—	(36,100)

Earnings before cumulative effect of a change in accounting principle	34,498	20,810	90,123	95,086
Cumulative effect of a change in accounting principle	—	—	(10,185)	—

Net earnings	$34,498	$20,810	$79,938	$95,086

Earnings per share before cumulative effect of a change in accounting principle
Basic	$0.57	$0.31	$1.47	$1.35
Diluted	$0.55	$0.31	$1.42	$1.33
Earnings per share from cumulative effect of a change in accounting principle
Basic	$—	$—	$(0.16)	$—
Diluted	$—	$—	$(0.16)	$—
Net earnings per share
Basic	$0.57	$0.31	$1.31	$1.35
Diluted	$0.55	$0.31	$1.26	$1.33
Weighted average shares outstanding
Basic	60,271	66,069	61,101	70,414
Diluted	62,543	67,704	63,458	71,396

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

			Accumulated
			Comprehensive			Cumulative
		Additional	Other		Total	Distributions		Total
	Common	Paid-in	Income	Retained	Comprehensive	to	Treasury	Shareholders'
	Stock	Capital	(Loss)	Earnings	Income	Shareholders	Stock	Equity

Balance at December 31, 1999	$807	$1,080,327	$7,433	$393,149		$(577,808)	$(76,378)	$827,530
Common stock options exercised	5	4,714	—	—	—	—	—	4,719
Directors’ and officers’ notes receivable	—	29	—	—	—	—	—	29
Deferred compensation, restricted stock	—	3,204	—	—	—	—	—	3,204
401(k) contribution	—	830	—	—	—	—	—	830
Net loss on mortgage securities available for sale	—	—	(4,662)	—	(4,662)	—	—	(4,662)
Dividend reinvestment plan	—	135	—	—	—	—	—	135
Purchases of common stock	—	—	—	—	—	—	(181,279)	(181,279)
Close-out of cumulative earnings and distributions to additional paid-in capital	—	(184,659)	—	(393,149)	—	577,808	—	—
Net earnings	—	—	—	95,086	95,086	—	—	95,086

Net change	5	(175,747)	(4,662)	(298,063)	90,424	577,808	(181,279)	(81,938)

Balance at September 30, 2000	$812	$904,580	$2,771	$95,086		$—	$(257,657)	$745,592

Balance at December 31, 2000	$818	$920,205	$(2,603)	$117,926		$—	$(308,453)	$727,893
Common stock options exercised	13	17,503	—	—	—	—	—	17,516
Directors’ and officers’ notes receivable	—	(756)	—	—	—	—	—	(756)
Deferred compensation, restricted stock	—	1,590	—	—	—	—	—	1,590
401(k) contribution	—	1,450	—	—	—	—	—	1,450
Net gain on mortgage securities available for sale and interest rate swap agreements	—	—	11,314	—	11,314	—	—	11,314
Dividend reinvestment plan	—	31	—	—	—	—	—	31
Purchases of common stock	—	—	—	—	—	—	(66,343)	(66,343)
Net earnings	—	—	—	79,938	79,938	—	—	79,938

Net change	13	19,818	11,314	79,938	91,252	—	(66,343)	44,740

Balance at September 30, 2001	$831	$940,023	$8,711	$197,864		$—	$(374,796)	$772,633

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities:
Net earnings	$79,938	$95,086
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization and hedging of securities and mortgage servicing rights	136,376	110,229
Amortization of goodwill and other intangible assets	2,655	1,152
Other depreciation and amortization	10,075	1,137
Gain on sale of loans	(161,779)	(77,340)
Gain on securities	(780)	(1,253)
Provision for loan losses	17,726	12,108
Non-cash compensation expense	2,543	13,796
Cumulative effect of a change in accounting principle	10,185	—
Income tax benefit from termination of REIT status	—	(36,100)
Purchases and originations of mortgage loans held for sale	(11,216,560)	(5,693,521)
Sales of and payments from mortgage loans held for sale	10,094,160	5,166,094
Net increase in other assets and liabilities	(48,972)	(19,963)

Net cash used in operating activities	(1,074,433)	(428,575)

Cash flows from investing activities:
Purchases of mortgage loans held for investment	(131,055)	(72,985)
Sales of and payments from mortgage loans held for investment	515,509	153,226
Net (increase) decrease in construction loans receivable	(258,562)	59,064
Net decrease in revolving warehouse lines of credit	53,288	77,332
Purchases of mortgage securities available for sale	(1,019,805)	(336,421)
Sales of and payments from mortgage securities available for sale	808,921	75,280
Net purchases of mortgage servicing rights	(2,172)	(663)
Purchase of SGV Bancorp, Inc.	—	(53,357)
Purchase of PNB Mortgage	—	(35,291)
Net increase in investment in Federal Home Loan Bank stock, at cost	(27,345)	(6,068)

Net cash used in investing activities	(61,221)	(139,883)

Cash flows from financing activities:
Net increase in deposits	2,003,084	199,034
Net increase in advances from Federal Home Loan Bank	416,891	138,360
Net (decrease) increase in borrowings	(1,249,924)	457,652
Net proceeds from issuance of common stock and exercise of stock options	17,441	3,470
Purchases of common stock	(66,343)	(181,279)

Net cash provided by financing activities	1,121,149	617,237

Net (decrease) increase in cash and cash equivalents	(14,505)	48,779
Cash and cash equivalents at beginning of period	67,867	4,488

Cash and cash equivalents at end of period	$53,362	$53,267

Supplemental cash flow information:
Cash paid for interest	$271,960	$192,196

Cash paid for income taxes	$2,309	$22,354

Supplemental disclosure of non cash investing and financing activities:
The fair value of noncash assets acquired and liabilities assumed in the purchase of IndyMac, Inc. in January of 2000 was approximately $424 million and $332 million, respectively.

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE  1 — BASIS OF PRESENTATION

IndyMac Bancorp, Inc. (“IndyMac” and, together with its subsidiaries, “the Company”) conducts a diversified mortgage lending business, manages an investment portfolio and offers commercial lending and retail banking products.

The consolidated financial statements include the accounts of IndyMacSM and its subsidiaries, including IndyMac Bank, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain reclassifications have been made to the financial statements for the period ended September 30, 2000 to conform to the September 30, 2001 presentation. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations and financial condition have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

NOTE  2 — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January of 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133,” and Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). Additionally, effective April 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Most recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which becomes effective as of January 1, 2002 for the Company.

SFAS 133

SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income (“OCI”) depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on whether hedge accounting has been elected, its hedge designation and whether the hedge meets criteria for being considered effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge.

The following derivative financial instruments were identified and recorded at fair value as of January 1, 2001:

•	FNMA and FHLMC futures and forward contracts

•	interest rate swap agreements

•	interest rate floor agreements

•	interest rate cap agreements

•	loan commitments

Generally speaking, if interest rates increase, the value of the Company’s mortgage pipeline decreases and gain on sale margins are adversely impacted. The Company hedges the risk of overall changes in fair value of loans held for sale by selling forward contracts on securities of government sponsored entities to economically hedge loan commitments and to create fair value hedges against the funded loan portfolios. Under SFAS 133, these forward contracts qualify as a fair value hedge of the funded loan portfolio. In January of 2001, a net after tax gain of $21 thousand was recorded as a transition adjustment under SFAS 133 as a cumulative effect of a change in accounting principle on the forward contracts and the funded loan portfolio. During the nine months ended September 30, 2001, hedge ineffectiveness totaling $2.3 million was recorded as an increase to the gain on sale of loans. As of September 30, 2001, the fair value of loan commitments recorded on the Company’s consolidated balance sheets was $10.9 million.

The Company uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of its repurchase agreement borrowings, Federal Home Loan Bank (“FHLB”) advances, and its mortgage servicing rights. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Since the swap agreements used on the Company’s repurchase agreement borrowings qualify as a cash flow hedge under SFAS 133, the fair value of these agreements, totaling $(2.5) million after tax, was recorded as a reduction to OCI in shareholders’ equity in January of 2001. Future changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements are met. During the nine months ended September 30, 2001, the change in the fair value of the Company’s interest rate swap agreements was $(4.8) million after tax, recorded as a component of OCI, with actual ineffectiveness of $0.1 million being recorded through earnings as a component of interest expense.

Although the Company has not elected SFAS 133 hedge accounting on its servicing assets, interest rate floors, caps and swaps are used as an economic hedge for these assets to mitigate valuation declines that result from changes and volatility in the interest rate environment. Gains and losses on these derivative financial instruments are reported as a component of service fee income for servicing assets, and as a component of gain on mortgage-backed securities, net, for the Company’s AAA rated interest-only securities.

Under the provisions of SFAS 133, in January of 2001, the Company transferred all of its AAA rated interest-only and principal-only securities from its available for sale to its trading portfolio. The transfer of these securities had the following effect on earnings and OCI upon adoption of SFAS 133:

			After-tax
			adjustment to
			Other
	Trading	After-tax	Comprehensive	Net Equity
Security	(at Fair Value)	Loss	Income (Loss)	Impact

	(Dollars in thousands)
Principal-only securities	$5,033	$(437)	$437	$—
AAA rated interest-only securities	258,241	(530)	530	—

	$263,274	$(967)	$967	$—

EITF 99-20

EITF 99-20 provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its carrying amount and the decline is other-than-temporary, an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previous accounting method whereby impairment was measured using a risk-free rate of return. The Company periodically reviews its estimated cash flow streams on its securities. As a result of its periodic reviews during the nine months ended September 30, 2001, the Company recorded $9.2 million and $0.8 million in impairment charges on non-investment grade subordinated and residual securities, respectively, in accordance with EITF 99-20.

The adoption of EITF 99-20 in January of 2001 was recorded as a cumulative effect of a change in accounting principle, and had the following effect on net earnings and OCI during the first quarter of 2001:

	Adjustments

		Other	Net
	After-tax	Comprehensive	Equity
	Earnings	Income	Impact

	(Dollars in thousands)
Core operations:
Investment grade securities	$(297)	$297	$—
Non-investment grade securities	(459)	459	—
Residual securities	(607)	607	—

Total core operations	(1,363)	1,363	—
Non-core operations:
Manufactured housing securities:
Non-investment grade securities	(6,612)	4,867	(1,745)
Residual securities	(2,231)	1,889	(342)

Total non-core operations	(8,843)	6,756	(2,087)

Total cumulative effect of a change in accounting principle	$(10,206)	$8,119	$(2,087)

SFAS 140

SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The Company adopted SFAS 140 effective December 31, 2000 for disclosures relating to securitization transactions and collateral, and effective April 1, 2001 for transfers and servicing of financial assets and extinguishments of liabilities. Adoption of SFAS 140 did not have a material impact on the Company’s consolidated financial statements.

SFAS 141 and SFAS 142

SFAS 141 and SFAS 142 eliminate the “pooling of interests” method of accounting for business combinations initiated after July 1, 2001. They require that the acquirer’s cost for an acquisition be allocated among the various assets acquired, in proportion to their relative fair market values, and that any unallocated cost be assigned to goodwill. Certain intangible assets that are determined to have an indefinite useful life will not be amortized, but will be tested for impairment at least annually.

These two statements must be adopted in fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 141 and SFAS 142 to have a material impact to its financial statements upon adoption on January 1, 2002.

NOTE  3 — SEGMENT REPORTING

The Company’s reportable operating segments include Mortgage Banking, Investment Portfolio and Commercial Lending.

The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from “B2B” customers (mortgage origination companies), and funds loans directly to consumers (“B2C”). These loans are then either securitized through the issuance of mortgage-backed securities (“MBS”), sold to government sponsored entities, resold in bulk whole loan sales to permanent investors, or retained by the Company’s Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through the Company’s B2B sellers and direct customers (“consumer construction”). Additionally, Mortgage Banking operates a “B2R” channel, which allows real estate professionals to utilize the Company’s technology to facilitate the mortgage loan process for their customers in the process of purchasing a home.

The Investment Portfolio segment invests in residential mortgage loans and mortgage securities on a long-term basis. The Investment Portfolio segment also manages mortgage servicing rights and conducts servicing, collection and investor reporting activities.

The Commercial Lending segment primarily makes residential construction loans to builders. During the first six months of 2000, the Commercial Lending segment also engaged in secured warehouse lending operations for mortgage brokers and mortgage bankers. In July of 2000, the Board of Directors approved management’s decision to begin a systematic wind-down of the Company’s warehouse lending activities. The Company continued to honor its outstanding commitments, but did not enter into any new commitments.

Operating segment profitability is measured on a fully-leveraged basis. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and are included in the “Other” operating segment.

Segment information for the three and nine months ended September 30, 2001 and 2000 were as follows:

	Mortgage	Investment	Commercial
	Banking	Portfolio	Lending	Other	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2001
Net interest income	$26,907	$17,471	$9,169	$2,643	$56,190
Net revenues	98,856	22,307	8,835	3,008	133,006
Net earnings (loss)	33,119	7,811	3,178	(9,610)	34,498
Three months ended September 30, 2000
Net interest income	$10,476	$10,598	$13,352	$3,572	$37,998
Net revenues	49,194	20,196	13,406	3,856	86,652
Net earnings (loss)	14,638	8,730	5,813	(8,371)	20,810
Nine months ended September 30, 2001
Net interest income	$64,099	$48,611	$26,622	$12,154	$151,486
Net revenues	259,606	56,694	26,661	13,041	356,002
Net earnings (loss) before cumulative effect of a change in accounting principle	83,753	19,402	10,634	(23,666)	90,123
Cumulative effect of a change in accounting principle	21	(10,206)	—	—	(10,185)
Net earnings (loss)	83,774	9,196	10,634	(23,666)	79,938
Nine months ended September 30, 2000
Net interest income	$31,202	$29,304	$44,645	$15,712	$120,863
Net revenues	122,536	52,918	44,855	17,623	237,932
Net earnings	34,648	22,915	19,968	17,555	95,086
Assets as of September 30, 2001	$2,846,637	$3,297,020	$775,022	$129,897	$7,048,576
Assets as of September 30, 2000	$1,654,087	$2,401,680	$1,006,788	$139,259	$5,201,814

NOTE  4 — SHAREHOLDER RIGHTS PLAN

The Company’s Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) on October 17, 2001. The Board’s purpose in adopting the Rights Plan is to protect shareholder value in the event of an unsolicited offer to acquire the Company, particularly one that does not provide equitable treatment to all shareholders. In connection with the adoption of the Rights Plan, the Company declared a distribution of one right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Shares (“Preferred Shares”) for each outstanding share of common stock, payable to the shareholders of record on November 1, 2001. These rights automatically become associated with outstanding shares of common stock on the books of the Company, and individual shareholders need take no action with respect thereto. The rights will not become exercisable unless an investor acquires 15 percent or more of the Company’s common shares, or announces a tender offer that would result in the investor owning 15 percent or more of the common shares or makes certain regulatory filings seeking authority to acquire 15 percent or more of the common shares. If someone does acquire 15 percent or more of the Company’s common shares, or acquires the Company in a merger or other transaction, each right would entitle the holder, other than the investor triggering the rights and related persons, to purchase the Company’s common shares, or shares of an entity that acquires the Company, at half of the then current market price. The Board of Directors authorized and directed the issuance of one right with respect to each common share issued thereafter until the redemption date (as defined in the Rights Agreement). The terms of the rights are set forth in the Rights Agreement between the Company and the Bank of New York, as Rights Agent, dated as of October 17, 2001. The rights will expire at the close of business on October 17, 2011, unless earlier redeemed by the Company. The Preferred Shares have a par value of $0.01 per share, are junior to all other series of preferred shares of the Company, and are entitled to quarterly dividends at a rate equal to the dividends paid, if any, on 100 common shares. Each one one-hundredth of a Preferred Share entitles the holder to one vote on matters submitted to a vote of the Company’s shareholders. The Rights Plan can be terminated or amended by the Board at any time.

FOOTNOTE  5 — SUBSEQUENT EVENT

On November 7, 2001, the Company offered units of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors, with closure of the transaction expected on November 14, 2001. Gross proceeds of the transaction will be $175 million, with underwriters granted a 30-day option to distribute up to an additional $25 million to cover over-allotments. The securities were offered as units consisting of a trust preferred security issued by a trust formed by the Company and a warrant to purchase IndyMac’s common stock. The units will be separable after issuance and may subsequently be recombined at the option of the holder. The Company expects to issue 3,500,000 units (subject to a 500,000 unit underwriter over-allotment option), with a face value of $50 each. The trust preferred component of the units will entitle the holders to a fixed quarterly cash distribution equal to 6% of the liquidation amount annually. Each warrant will be convertible into 1.5972 shares of IndyMac common stock at an effective exercise price of $31.31 per share. The debentures mature in November of 2031; however, the Company has the option to redeem the warrants at any time after November of 2006 if the closing price of IndyMac’s common stock exceeds and has exceeded $37.57 per share for at least 20 trading days within the immediately preceding 30 consecutive trading days. The proceeds will be used for general corporate purposes.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IndyMac Bancorp, Inc. (“IndyMac” and, together with its consolidated subsidiaries, “the Company”), conducts a diversified mortgage banking business, manages an investment portfolio, and offers commercial lending and retail banking products. References to “IndyMac” mean the parent company alone, while references to the “Company” mean the parent company and its consolidated subsidiaries.

Mortgage Banking Operations

The Company’s Mortgage Banking group is its core business. It is a technology based, highly scalable operation that includes the following distinct channels: (1) a business-to-business (“B2B”) channel, with mortgage brokers, small mortgage bankers and community financial institutions effectively providing the Company with access to a variable cost, nationwide “virtual” branch network, (2) a branchless, technology driven, business-to-consumer (“B2C”) channel, and (3) a business-to-realtor (“B2R” or “LoanWorks”) channel, which allows real estate professionals to utilize the Company’s technology to facilitate the mortgage loan process for their customers in the process of purchasing a home. The Company has been able to successfully expand and leverage its proprietary loan approval and pricing system, e-MITS®, across its mortgage banking channels. These channels provide the Company with comprehensive coverage of the consumer mortgage market.

The Company’s principal sources of income from its mortgage banking operations are gains recognized on the sale or securitization of mortgage loans, fee income from the origination or purchase of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with financing such loans pending their sale or securitization.

The B2B channel funded $3.9 billion of loans during the third quarter of 2001 as follows:

	Q3 01	Q3 00	% change	Q2 01	% change

	(in millions)
Production
Prime	$3,233	$1,711	89%	$3,077	5%
Subprime	292	350	-17%	240	22%
Consumer Construction	335	195	72%	310	8%

Total	$3,860	$2,256	71%	$3,627	6%

e-MITS Production	$3,408	$1,818	87%	$3,213	6%

With its predominantly branchless, consumer-direct strategy, the B2C channel funded $503 million of mortgage loans during the third quarter of 2001, down 8 percent over the second quarter of 2001 and up 128 percent over the third quarter of 2000 as follows:

	Q3 01	Q3 00	% change	Q2 01	% change

	(in millions)
Production
Web-based Production
Direct at www.indymacmortgage.com	$117	$15	680%	$137	-15%
Indirect web-based leads	94	98	-4%	67	40%
Cross-marketing and Portfolio Refinancing	248	91	173%	288	-14%
Direct Telemarketing and Affinity Relationships	43	17	153%	53	-19%
Community Lending	1	—	nm	—	nm

Total	$503	$221	128%	$545	-8%

This channel has been a major beneficiary of a strong refinance market, and is expected to continue to be more cyclical than the B2B and B2R channels, which have closer associations with consumers in the market who are purchasing homes. The combination of these three channels is intended to enhance the Company’s ability to efficiently generate loan production growth across a variety of interest rate cycles.

B2R first began operations in April 2000. The LoanWorks® division allows real estate professionals to provide expanded mortgage services for their customers in the home buying process via its Website www.loanworks.com. It provides a solid new source of “purchase” volume for the Mortgage Banking Group, without relying on a high cost sales force and branch infrastructure like more traditional lenders. Loans funded through this new channel totaled $78 million during the third quarter of 2001, up 13 percent from second quarter production.

The Company sold $4.5 billion of loans during the third quarter of 2001, compared with the $2.1 billion of loans sold during the third quarter of 2000. The gain on loan sales for the third quarter of 2001 totaled $59.9 million, an 82 percent increase over the $32.8 million of such gain recorded in the third quarter of 2000.

Investment Portfolio Operations

The Company invests in residential mortgage loans and mortgage securities retained in connection with the issuance of mortgage-backed securities or purchased in the secondary mortgage market. The Company acts as primary servicer and master servicer with respect to substantially all the mortgage loans it sells pursuant to private-label securitizations and loans sold to government sponsored entities (“GSEs”). The Company’s principal sources of income from its investment portfolio operations are fee income from servicing contracts, and the net spread between interest earned on residential loans and mortgage securities and the interest costs associated with the borrowings used to finance such loans and securities.

At September 30, 2001 and December 31, 2000, the Company’s master servicing portfolio had aggregate outstanding principal balances of $11.0 billion and $14.1 billion, respectively. The weighted average coupon of the Company’s retained master servicing portfolio decreased slightly to 8.4% as of September 30, 2001, from 8.5% as of December 31, 2000. The Company’s primary servicing portfolio at September 30, 2001 and December 31, 2000 was $21.4 billion and $15.4 billion, respectively, of which $18.2 billion and $12.8 billion, respectively, represented loans sold with servicing retained for which a mortgage servicing asset was capitalized. The weighted average coupon of the Company’s retained primary servicing portfolio decreased to 8.5% as of September 30, 2001 from 8.8% as of December 31, 2000.

Commercial Lending Operations

The Company conducts its builder construction lending activities through its Construction Lending Corporation of America® (“CLCA”) division, which offers a variety of residential construction, land and lot loan programs for builders and developers. The Company’s principal sources of income from its commercial lending operations are fee income from the origination of such loans, and the net spread between interest earned on mortgage loans and the interest costs associated with the borrowings and deposits used to finance such loans. CLCA® had outstanding commitments to fund builder construction loans of $1.4 billion at both September 30, 2001 and December 31, 2000.

RESULTS OF OPERATIONS

Overview: The Company’s net earnings before provision for income taxes, non-recurring and other charges, and cumulative effect of a change in accounting principle were $59.1 million for the three months ended September 30, 2001, compared to $40.5 million for the three months ended September 30, 2000. The increase was primarily due to a $27.1 million increase in gain on sale of loans coupled with an $18.2 million increase in net interest income, offset in part by a $28.2 million increase in operating expenses. The increase in net revenues and expense for the three months ended September 30, 2001 as compared with the same period in 2000 was primarily due to the Company’s overall growth strategy.

For the nine months ended September 30, 2001 and 2000, the Company’s net earnings before provision for income taxes, non-recurring and other charges, and cumulative effect of a change in accounting principle were $153.7 million and $117.9 million, respectively. The $35.8 million increase was primarily due to an $84.4 million increase in gain on sale of loans in conjunction with a $30.6 million increase in net interest income, offset in part by an $80.8 million increase in operating expenses. The increase in net revenues and expense for the nine months ended September 30, 2001 as compared with the same period in 2000 was primarily due to the Company’s overall growth strategy, including the acquisition of SGV Bancorp, Inc. (“SGVB”) in July of 2000.

During January of 2001, the Company recognized a $10.2 million charge to earnings, net of tax, which was recorded as a cumulative effect of a change in accounting principle in connection with the adoption of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). This charge was primarily attributable to the non-investment grade and residual securities portfolio associated with the Company’s discontinued manufactured housing product line. The Company discontinued its manufactured housing product line with dealers during 1999. The portfolio investments that were retained from this product line continue to be impacted by declining trends in the industry. These securities had previously been marked to market through other comprehensive income (“OCI”), a separate component of shareholders’ equity; as a result, this change did not have a material effect on total shareholders’ equity.

Net Interest Income: Net interest income was $56.2 million and $38.0 million for the three months ended September 30, 2001 and 2000, respectively. The net interest margin was 3.20% in the third quarter of 2001, compared to 3.12% in the third quarter of 2000, while the net spread increased to 2.99% during the third quarter of 2001 from 2.37% during the third quarter of 2000. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures net interest income as a percentage of average interest-earning assets. The increase in the interest margin is primarily attributable to the Company’s 62 basis point increase in interest spread, offset in part by an increase in leverage. The increase in net interest spread was primarily due to three factors. The average cost of funds decreased 206 basis points to 5.17% for the three months ended September 30, 2001, compared to 7.23% for the same period ended September 30, 2000. The indices to which the Company’s borrowings are tied decreased, on average, approximately 294 basis points quarter over quarter, but the Company’s overall borrowing rate did not decrease in proportion to the decrease in indices due to its changes in the composition of the Company’s borrowings. Portions of the Company’s borrowings, including term certificates of deposit and FHLB advances, are fixed rate borrowings to better match the Company’s investment in fixed rate interest-earning assets. This decrease in cost of funds was partially offset by a decrease in asset yields, primarily mortgage rates, which, on average, decreased 103 basis points quarter over quarter, caused primarily by the lower interest rate environment. In addition, the Company’s investment in higher grade assets, consisting of AAA rated agency and non-agency securities, increased $733.7 million year over year, resulting in a greater proportion of the Company’s assets consisting of higher quality, but lower yielding assets in 2001 compared to 2000. These lower risk securities earn a lower weighted average yield (6.5% and 7.8% during the quarters ended September 30, 2001 and 2000, respectively) than other securities.

Net interest income was $151.5 million and $120.9 million for the nine months ended September 30, 2001 and 2000, respectively. During this period, the net interest margin was 3.10% and 3.72%, respectively, and the net spread increased to 2.81% during the nine months ended September 30, 2001 from 2.72% during the nine months ended September 30, 2000. The decrease in net interest margin was primarily associated with the increase in leverage through asset growth and share repurchases.

The following table sets forth information regarding the Company’s consolidated average balance sheets, together with the total amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-accrual loans are included in the average balances for the periods indicated. The allowance for loan losses is excluded from the average loan balances. The average investment securities and other interest-earning asset balances for the three and nine months ended September 30, 2000 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2001.

	Three months ended September 30,

	2001			2000

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Investment securities	$4,270	$61	5.67%	$20,595	$343	6.63%
Mortgage-backed securities	1,456,277	31,428	8.56%	850,726	21,638	10.12%
Mortgage loans held for sale	2,542,204	49,854	7.78%	1,373,300	30,765	8.91%
Mortgage loans held for investment	2,852,216	60,513	8.42%	2,555,631	63,398	9.87%
Investment in Federal Home Loan Bank stock and other	101,317	1,254	4.91%	48,959	840	6.83%

Total interest-earning assets	6,956,284	143,110	8.16%	4,849,211	116,984	9.60%
Other	622,550			367,949

Total assets	$7,578,834			$5,217,160

Deposits	$2,314,676	29,744	5.10%	$426,243	6,104	5.70%
Advances from Federal Home Loan Bank	1,732,919	24,736	5.66%	119,353	2,039	6.80%
Borrowings	2,626,194	32,440	4.90%	3,798,347	70,843	7.42%

Total interest-bearing liabilities	6,673,789	86,920	5.17%	4,343,943	78,986	7.23%
Other	152,203			73,546

Total liabilities	6,825,992			4,417,489
Shareholders’ equity	752,842			799,671

Total liabilities and shareholders’ equity	$7,578,834			$5,217,160

Net interest spread			2.99%			2.37%

Net interest margin			3.20%			3.12%

	Nine months ended September 30,

	2001			2000

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Investment securities	$7,983	$388	6.50%	$6,865	$343	6.67%
Mortgage-backed securities	1,391,129	93,127	8.95%	771,816	59,655	10.32%
Mortgage loans held for sale	2,286,173	137,453	8.04%	1,036,803	71,404	9.20%
Mortgage loans held for investment	2,746,700	181,739	8.85%	2,505,541	186,058	9.92%
Investment in Federal Home Loan Bank stock and other	93,185	4,366	6.26%	22,327	1,053	6.31%

Total interest-earning assets	6,525,170	417,073	8.55%	4,343,352	318,513	9.80%
Other	531,140			288,902

Total assets	$7,056,310			$4,632,254

Deposits	$1,565,064	64,520	5.51%	$142,081	6,104	5.74%
Advances from Federal Home Loan Bank	1,591,739	70,894	5.95%	39,784	2,039	6.85%
Borrowings	3,028,403	130,173	5.75%	3,545,136	189,507	7.14%

Total interest-bearing liabilities	6,185,206	265,587	5.74%	3,727,001	197,650	7.08%
Other	125,676			50,355

Total liabilities	6,310,882			3,777,356
Shareholders’ equity	745,428			854,918

Total liabilities and shareholders’ equity	$7,056,310			$4,632,274

Net interest spread			2.81%			2.72%

Net interest margin			3.10%			3.72%

The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances (volume) and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate) and (ii) changes in the rate (changes in the average interest rate multiplied by the prior period’s volume). Changes in rate/volume (changes in rates times the changes in volume) are allocated proportionately to the effect from the changes in volume and the changes in rates.

	Three months ended September 30,
	2001 vs 2000

	Increase/(decrease) due to
	Volume	Rate	Total Change

	(Dollars in thousands)
Interest income
Investment securities	$(238)	$(44)	$(282)
Mortgage-backed securities	12,489	(2,699)	9,790
Loans held for sale	22,437	(3,348)	19,089
Loans held for investment	10,785	(13,670)	(2,885)
Investment in Federal Home Loan Bank stock and other	561	(147)	414

Total interest income	46,034	(19,908)	26,126
Interest expense
Deposits	24,215	(575)	23,640
Advances from Federal Home Loan Bank	22,980	(283)	22,697
Borrowings	(18,285)	(20,118)	(38,403)

Total interest expense	28,910	(20,976)	7,934

Net interest income	$17,124	$1,068	$18,192

	Nine months ended September 30,
	2001 vs 2000

	Increase/(decrease) due to
	Volume	Rate	Total Change

	(Dollars in thousands)
Interest income
Investment securities	$54	$(9)	$45
Mortgage-backed securities	40,128	(6,656)	33,472
Loans held for sale	73,774	(7,725)	66,049
Loans held for investment	34,923	(39,242)	(4,319)
Investment in Federal Home Loan Bank stock and other	3,320	(7)	3,313

Total interest income	152,199	(53,639)	98,560
Interest expense
Deposits	58,647	(231)	58,416
Advances from Federal Home Loan Bank	69,086	(231)	68,855
Borrowings	(25,369)	(33,965)	(59,334)

Total interest expense	102,364	(34,427)	67,937

Net interest income	$49,835	$(19,212)	$30,623

Provision for Loan Losses: The provision for loan losses was $5.7 million and $3.4 million for the three months ended September 30, 2001 and 2000, respectively, and $17.7 million and $12.1 million for the nine month periods then ended. The $5.6 million increase during the nine months ended September 30, 2001 compared to 2000 was primarily related to the Company’s $118.6 million remaining portfolio of high loan-to-value debt consolidation and home improvement loans, which are primarily loans secured by second trust deeds. While these loans are secured by equity in single-family residences, they tend to perform more like unsecured consumer lines of credit with little effective recourse to the secured property. The portfolio has declined from $250 million at the time that the Company discontinued this line of business; but charge-offs in this portfolio have been significant. The Company determined during the first quarter of 2001 that it should bolster the reserves associated with this portfolio. The Company believes that its allowance for loan losses was adequate at September 30, 2001.

In addition to the allowance for loan losses, the Company has built a reserve for credit losses that arise in connection with loans that the Company is required to repurchase from whole loan sale or securitization transactions. This repurchase reserve relates primarily to loan repurchases arising from whole loan sales and sales to the government sponsored entities, as these distribution channels are priced to require somewhat higher repurchase responsibilities on the part of the seller than private-label securitizations. The balance in this reserve at September 30, 2001 was $16.2 million, and is included on the balance sheet as part of Other Liabilitie s. This reserve is a function of loan volume and loan sales distribution channels. The Company will continue to evaluate the adequacy of this reserve and, likely will continue to allocate a portion of its gain on sale proceeds to this reserve going forward. In addition, in the normal course of business, the Company may have disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. In connection with an assessment of these issues in the third quarter, the Company established a $10 million reserve to cover potential adverse claims or settlements. While the ultimate outcome of any such disputes is uncertain, management believes that this is a fair reserve for these purposes. This reserve is also included on the balance sheet as part of Other Liabilities.

Other Income: Other income consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Dollars in thousands)
Gain on sale of loans	$59,866	$32,809	$161,779	$77,340
Service fee income	7,304	11,268	21,672	31,335
Gain on mortgage-backed securities, net	1,695	449	780	1,253
Fee and other income	13,651	7,514	38,011	19,249

Total other income	$82,516	$52,040	$222,242	$129,177

The gain on sale of loans was $59.9 million for the three months ended September 30, 2001, up from $32.8 million for the same period in 2000, and was $161.8 million for the nine months ended September 30, 2001, up from $77.3 million in the same period a year ago. The results for both the quarter and year to date periods reflect an increase in the aggregate principal amount of loans sold. During the quarter ended September 30, 2001, $4.5 billion of loans were sold at a 1.32% profit margin, compared to $2.1 billion at 1.54% a year ago. The decrease in the profit margin during 2001 compared to 2000 was due in part to the reserve for loan repurchases the Company recorded related to potential loan repurchases (discussed above), as well as the lower percentage of subprime loans sold during the third quarter of 2001 compared to the third quarter of 2000. During the nine months ended September 30, 2001, $10.0 billion of loans were sold at a 1.61% profit margin, compared to $5.1 billion at 1.51% a year ago. The impact of the provision for the reserve for loan repurchases recorded during the nine months ended September 30, 2001 was offset by higher profit margins on subprime securitizations in 2001 compared to 2000.

Service fee income totaled $7.3 million for the three months ended September 30, 2001, compared to $11.3 million for the same period in 2000, and was $21.7 million for the nine months ended September 30, 2001, down from $31.3 million in the same period a year ago. The decrease in service fee income for both the quarter over quarter and nine month over nine month periods was primarily attributable to a decrease in valuations (net of hedges). For the three and nine months ended September 30, 2001, net valuations totaled $(1.2) million and $(3.8) million, respectively. For the three and nine months ended September 30, 2000, net valuations totaled $2.4 million and $6.1 million, respectively.

The Company recorded a net gain on sale of mortgage-backed securities of $1.7 million for the three months ended September 30, 2001, compared to $0.4 million for the same period in 2000. The increase in gain was primarily due to a $3.1 million increase in recorded net realized gain on sale of securities. This resulted from an increase of $55.3 million in mortgage-backed securities sales, offset by a $1.3 million increase in impairment on mortgage-backed securities and a $0.6 million decrease in valuations (net of hedges). For the nine months ended September 30, 2001 and 2000, the Company recorded net gains on sale of mortgage-backed securities of $0.8 million and $1.3 million, respectively. The decreases in gain were primarily due to a $6.9 million increase in impairment on mortgage-backed securities, offset in part by a $6.1 million increase in recorded net realized gain on sale of securities resulting from an increase of $173.7 million in mortgage-backed securities sales and a $0.3 million increase in valuations (net of hedges).

Fee income increased to $13.7 million for the three months ended September 30, 2001 from $7.5 million for the same period in 2000, and was $38.0 million for the nine months ended September 30, 2001, up from $19.2 million in the same period a year ago. The 82% increase during the third quarter of 2001 compared to the third quarter of 2000, and the 97% increase during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, were primarily due to fees such as table funding and application fees, resulting from an increase in mortgage production volume. The mortgage production volume increased 79% and 93% during the respective periods.

Total Expense: Total expense consisted of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Dollars in thousands)
Salaries and related	$44,768	$28,740	$122,766	$75,590
Premises and equipment	6,632	4,089	16,882	11,322
Data processing	4,640	1,747	11,495	5,291
Office	3,853	2,114	11,040	5,328
Advertising and promotion	2,750	2,420	7,785	5,977
Professional services	3,219	1,786	10,306	4,856
Loan purchase costs	4,533	1,805	11,369	4,388
Foreclosure related activities	898	828	2,216	1,837
Amortization of goodwill and other intangible assets	760	1,125	2,655	1,152
Non-recurring and other charges	38	4,641	(497)	16,209
Other	1,893	1,478	5,797	4,283

Total expense	$73,984	$50,773	$201,814	$136,233

The increases in salaries and related and general and administrative expenses are due to the Company’s overall growth, including the acquisitions of SGVB in July of 2000 and PNB Mortgage in September of 2000, and the expansion of mortgage banking operations to Sacramento, California and Atlanta, Georgia.

During the three months ended September 30, 2001, amortization of goodwill and intangibles was $0.8 million, down from $1.1 million for the same period in 2000, and was $2.7 million for the nine months ended September 30, 2001, compared to $1.2 million in the same period a year ago. The quarter over quarter decrease in amortization of $0.4 million was primarily attributable to non-competition agreements that were recorded on July 1, 2000 in conjunction with the Company’s acquisition of SGVB and which became fully amortized as of June 30, 2001. The $1.5 million increase in amortization for the nine months ended September 30, 2001 compared to 2000 primarily resulted from the recording of goodwill and core deposit intangible assets totaling $37.8 million on July 1, 2000 in conjunction with the Company’s acquisition of SGVB, which was accounted for using the purchase method.

Non-recurring and other charges during the nine months ended September 30, 2001 and the nine months ended September 30, 2000 represent variable plan accounting for director stock options repriced after December 15, 1998. Additionally, $9.4 million in compensation expense related to the resignation of the Company’s former Vice Chairman and President was incurred in the first quarter of 2000.

Income Taxes: Income taxes of $24.5 million and $64.1 million for the three and nine months ended September 30, 2001 represented an effective tax rate of 41.55%. For the three months ended September 30, 2000, the Company recorded a tax expense of $15.1 million, constituting a 42% effective tax rate. For the nine months ended September 30, 2000, the Company recorded a net tax expense of $6.6 million, which consisted of $42.7 million in income tax expense offset by a one-time tax benefit of $36.1 million due to IndyMac’s conversion from a real estate investment trust to a fully taxable entity, effective January of 2000. Excluding this tax benefit, the Company’s effective tax rate for the nine months ended September 30, 2000 would have been approximately 42%.

FINANCIAL CONDITION

Investment and Mortgage-Backed Securities: At September 30, 2001 and December 31, 2000, the carrying value of the Company’s investment and mortgage-backed securities portfolio totaled $1.4 billion and $1.2 billion, respectively. The Company’s AAA rated interest-only securities and AAA rated principal-only securities were reclassified to the trading securities classification from the available for sale classification upon adoption of SFAS 133 in January of 2001. All other securities are classified as available for sale. The balances consisted of the following types of securities:

	September 30,	December 31,
	2001	2000

	(Dollars in thousands)
Investment securities:
Agency notes	$—	$10,829
Corporate notes and other	4,269	7,558

Total investment securities	4,269	18,387

Mortgage-backed securities:
AAA rated interest-only securities	206,865	258,241
AAA rated agency securities	108,552	261,225
AAA rated non-agency securities	895,318	484,138
Other investment grade securities	56,297	69,483

Total investment grade mortgage-backed securities	1,267,032	1,073,087

Non-investment grade residual securities	75,549	41,672
Other non-investment grade securities	5,175	21,157

Total non-investment grade mortgage-backed securities	80,724	62,829

Total mortgage-backed securities	1,347,756	1,135,916

Total investment and mortgage-backed securities	$1,352,025	$1,154,303

The Company evaluates the carrying value of its AAA rated interest-only securities and its residual securities each month by discounting estimated net future cash flows. On these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. Adjustments to the carrying value of residual securities are recorded as a component of OCI in shareholders’ equity. Adjustments to the carrying value of AAA rated interest-only securities were recorded as a component of OCI during 2000. Following reclassification on January of 2001 to trading, such adjustments are recorded as gain or loss on mortgage-backed securities through the statement of earnings. The increase in the residual securities during the nine months ended September 30, 2001 was due to the retention of $40.2 million from prime and subprime securitizations, as well as the purchase of $18.1 million in residual securities at a significant discount from third parties.

The assumptions used to value these securities at September 30, 2001 and December 31, 2000 follow:

	Actual

					3-Month	Wtd.
	Book	Collateral	Gross		Prepayment	Avg.
	Value	Balance	WAC	Interest Strip	Speeds(1)	Multiple

	(Dollars in thousands)
September 30, 2001
AAA rated interest-only securities	$206,865	$8,838,511	8.24%	0.81%	30.5%	2.89

Residual securities(4)	$77,549	$2,728,017	9.59%	2.82%	31.1%	0.98

December 31, 2000
AAA rated interest-only securities	$258,241	$11,089,253	8.27%	0.85%	12.6%	2.74

Residual securities	$41,672	$1,887,525	10.05%	1.95%	17.5%	1.13

	Valuation Assumptions

			Remaining
	Prepayment	Discount	Cum. Loss
	Speeds(2)	Yield	Rate(3)

September 30, 2001
AAA rated interest-only securities	20.3%	9.4%	NA
Residual securities	29.3%	20.8%	1.2%
December 31, 2000
AAA rated interest-only securities	18.9%	12.9%	NA
Residual securities	24.2%	21.4%	2.4%

(1)	CPR

(2)	Reflects lifetime prepayment speeds. Embedded in the lifetime prepayment speeds as of September 30, 2001 are 6-month prepayment speeds of 29% for AAA rated interest-only securities.

(3)	As of September 30, 2001, the actual cumulative loss rate totaled 0.6% for residuals. The weighted average seasoning of the underlying collateral was 14.7 months.

(4)	The book value is comprised primarily of subprime residuals. The Company has no balance as of September 30, 2001 related to manufactured housing residuals.

Fair value for the Company’s other investment and non-investment grade mortgage-backed securities is estimated based on market quotes when available or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. Adjustments to the carrying value are recorded as a component of OCI in shareholders’ equity except for the Company’s AAA rated principal-only securities, which are recorded as a component of gain on mortgage-backed securities through the statement of earnings beginning January of 2001 following reclassification as a trading portfolio. The detail of other investment and non-investment grade securities by credit rating as of September 30, 2001 and December 31, 2000 follows:

		Premium
	Current	(Discount)
	Face	To Face	Amortized	Book
	Value	Value	Cost	Value

	(Dollars in thousands)
September 30, 2001
AAA rated principal-only securities	$6,132	$(1,100)	$5,032	$4,758
AA	21,418	(131)	21,287	22,235
A+	107	5	112	109
A	2,389	(144)	2,245	2,374
A-	129	(9)	120	123
BBB	25,223	(1,642)	23,581	23,782
BBB-	3,021	(247)	2,774	2,916

Total other investment grade mortgage-backed securities	58,419	(3,268)	55,151	56,297

BB	4,579	(2,872)	1,707	1,717
CCC	16,011	(12,553)	3,458	3,458

Total other non-investment grade mortgage-backed securities	20,590	(15,425)	5,165	5,175

Total other investment and non-investment grade mortgage-backed securities	$79,009	$(18,693)	$60,316	$61,472

December 31, 2000
AAA rated principal-only securities	$7,056	$(1,271)	$5,785	$5,033
AA	8,762	81	8,843	9,023
A	12,732	(388)	12,344	12,300
BBB	46,218	(3,358)	42,860	43,127

Total other investment grade mortgage-backed securities	74,768	(4,936)	69,832	69,483

BB	17,665	(4,588)	13,077	10,561
B	17,928	(2,277)	15,651	9,350
NR	6,324	(5,749)	575	1,246

Total other non-investment grade mortgage-backed securities	41,917	(12,614)	29,303	21,157

Total other investment and non-investment grade mortgage-backed securities	$116,685	$(17,550)	$99,135	$90,640

Loans Receivable: Total loans (exclusive of the allowance for loan losses) increased to $4.9 billion at September 30, 2001, from $4.0 billion at December 31, 2000. The increase in loans receivable was primarily driven by the Company’s overall growth strategy.

Non-Accrual Loans: Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets, which include non-accrual loans and foreclosed assets, were $113.3 million or 1.6% of total assets at September 30, 2001, compared to $113.9 million or 2.0% of total assets at December 31, 2000. The Company’s foreclosed assets (properties acquired in foreclosure or by deed in lieu of foreclosure) balance, which is recorded at estimated net realizable value, totaled $21.1 million and $16.3 million at September 30, 2001, and December 31, 2000, respectively. The Company recognized a total of $1.7 million in net gains on sale of foreclosed assets during the nine months ended September 30, 2001.

A summary of the Company’s non-performing assets follows:

	September 30,	December 31,
	2001	2000

	(Dollars in thousands)
Loans held for sale	$20,817	$13,235
Loans held for investment
Mortgage loans	39,813	45,044
Residential construction	28,782	32,826
Revolving warehouse lines of credit	2,775	6,509

Total non-performing loans	92,187	97,614
Foreclosed assets	21,125	16,265

Total non-performing assets	$113,312	$113,879

The average balance of non-performing loans during the three months ended September 30, 2001, was approximately $107.7 million. Non-performing loans as a percentage of total loans decreased to 1.87% at September 30, 2001, compared to 2.41% at December 31, 2000.

Allowance for Loan Losses: An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to ensure the allowance is maintained at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is increased by provisions for loan losses, and is decreased by charge-offs (net of recoveries). The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The adequacy of the allowance is based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral and economic conditions.

The following table sets forth the allocation of the Company’s allowance for loan losses and the percentage of allowance in each loan category to total loans at the dates indicated:

	September 30, 2001		December 31, 2000

		% of Total		% of Total
	Balance	Loans	Balance	Loans

	(Dollars in thousands)
Residential construction	$25,312	0.51%	$26,329	0.65%
Prime and subprime loans	14,958	0.30%	17,021	0.42%
Discontinued product lines	25,400	0.51%	15,612	0.39%

Total allowance for loan losses	$65,670	1.32%	$58,962	1.46%

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Dollars in thousands)
Balance, beginning of period	$64,016	$57,356	$58,962	$53,880
Provision for loan losses	5,700	3,386	17,726	12,108
Charge-offs, net of recoveries	(4,046)	(1,878)	(11,018)	(7,124)

Balance, end of period	$65,670	$58,864	$65,670	$58,864

Net charge-offs as a percentage of average loans were 0.08% for the third quarter of 2001 and 0.05% for the third quarter of 2000.

Mortgage Servicing Rights: The Company’s capitalized value of mortgage servicing rights totaled $285.2 million at September 30, 2001, an increase of 35% from $211.1 million at December 31, 2000. The increase in the mortgage servicing rights was primarily due to mortgage servicing rights retained from securitizations and sales to GSEs during the nine months ended September 30, 2001. The assumptions used to value mortgage servicing rights at September 30, 2001, and December 31, 2000, follow:

	Actual					Valuation Assumptions

					Wtd.
	Book	Collateral	Gross	Servicing	Avg.	Prepayment	Discount
	Value	Balance	WAC	Fee	Multiple	Speeds(1)	Yield

	(Dollars in thousands)
September 30, 2001
Master Servicing(2)	$34,454	$10,981,325	8.40%	0.10%	3.14	20.3%	18.3%

Primary Servicing(3)	250,720	$17,894,343	8.49%	0.46%	3.05	23.5%	12.5%

Total mortgage servicing rights	$285,174

December 31, 2000
Master Servicing(2)	$51,691	$14,118,761	8.47%	0.10%	3.60	18.4%	20.4%

Primary Servicing	159,436	$12,759,143	8.80%	0.41%	3.05	20.3%	13.5%

Total mortgage servicing rights	$211,127

(1)	CPR

(2)	Included in the master servicing portfolio are loans included in the primary servicing portfolio with an unpaid principal balance of $5.6 billion and $8.0 billion at September 30, 2001 and December 31, 2000, respectively.

(3)	Loans sold with servicing retained only do not include a total of $3.5 billion in IndyMac owned-loans and loans subserviced for others on an interim basis.

Deposits: Deposits totaled $2.8 billion at September 30, 2001, compared to $0.8 billion at December 31, 2000. The increase in deposits was primarily attributable to the Company’s marketing efforts to increase its certificates of deposit (“CD”) portfolio. The Company’s strategy has been to focus on large balance, low transaction cost deposits. The primary tool in this strategy has been to be among the price leaders in CD rates for selected maturities. See “Liquidity and Capital Resources” below.

The composition of the Company’s deposits and the deposit rate at September 30, 2001, and December 31, 2000, were as follows:

	September 30, 2001		December 31, 2000

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Noninterest-bearing checking	$19,704	0.00%	$16,324	0.00%
Interest-bearing checking	27,418	1.71%	23,588	1.94%
Savings	382,700	3.71%	99,980	5.02%

Total core deposits	429,822	3.41%	139,892	3.91%
Certificates of deposit	2,371,378	5.01%	658,043	6.65%

Total deposits	$2,801,200	4.77%	$797,935	6.17%

The weighted average remaining maturity of the Company’s certificates of deposit at September 30, 2001 was 14 months.

Advances from Federal Home Loan Bank: Advances from the Federal Home Loan Bank of San Francisco totaled $1.7 billion at September 30, 2001, compared to $1.3 billion at December 31, 2000. The increase in FHLB advances was primarily due to the Company’s strategy to diversify its borrowing facilities into longer-term, lower-cost liabilities.

Borrowings: The Company’s other borrowings totaled $1.6 billion at September 30, 2001, compared to $2.9 billion at December 31, 2000. Although the Company’s assets increased $1.3 billion, other borrowings decreased $1.2 million. This is due to the Company’s strategy to continue to diversify its borrowing facilities into more stable sources of funds such as term deposits and advances from the FHLB.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal financing needs are the financing of its mortgage loan inventory and its investment in mortgage and other loans, mortgage-backed securities, and servicing. The Company’s primary sources of funds include cash flow from operations, deposits, advances from the FHLB, and committed borrowing facilities. The Company does not currently pay dividends to its shareholders and has no current plans to institute such a policy.

At September 30, 2001, the Company had liquidity approximating $2.0 billion, with a leverage ratio (debt to equity) of 8.1 to 1. Liquidity is defined as cash on hand and borrowing availability under committed lines of credit secured by assets certified as eligible by the Company’s collateral custodian. The Company believes that its liquidity levels and borrowing capacity are sufficient to meet its current operating requirements. As of September 30, 2001, the Company’s committed financing totaled $7.1 billion, with outstanding balances of $3.3 billion. Included in the committed financing balance is $2.2 billion in approved FHLB credit, of which $1.7 billion was outstanding at September 30, 2001. During the third quarter of 2001, the Company increased its financing commitments by $532 million, and extended the maturity dates on several of its financing facilities.

In addition to the Company’s financing facilities discussed above, the Company’s consumer bank, IndyMac BankSM, F.S.B. (“IndyMac Bank”) accepts deposits from the general public. Deposits are obtained in California through IndyMac Bank’s existing branch network and a centralized telebanking operation, as well as nationally through the Internet. The Company reported $2.8 billion in deposits at September 30, 2001 compared to $0.8 billion at December 31, 2000. At September 30, 2001, core deposits (defined as non-term deposits, such as checking and non-term savings accounts) represented 15% of total deposits, while term CDs represented 85% of total deposits.

Additionally, on November 7, 2001, the Company offered Warrants and Income Redeemable Equity Securities to investors, with closure of the transaction expected on November 14, 2001. Gross proceeds of the transaction will be $175 million, with underwriters granted a 30-day option to distribute up to an additional $25 million to cover over-allotments. The securities were offered as units consisting of a trust preferred security issued by a trust formed by the Company and a warrant to purchase IndyMac’s common stock. See further discussion in Footnote 5 — Subsequent Event.

As presented in the consolidated statements of cash flows, the sources of liquidity vary between periods. The statements of cash flows include operating, investing, and financing categories. Net cash used in operating activities totaled $1.1 billion and $429 million for the nine months ended September 30, 2001 and 2000, respectively. The changes in amounts from period to period primarily resulted from mortgage banking activity. Purchases and originations of mortgage loans held for sale exceeded the subsequent sale of such loans. Net cash used in investing activities totaled $61 million and $140 million for the nine months ended September 30, 2001 and 2000, respectively. The $140 million in 2000 includes $89 million in costs related to business acquisitions in third quarter of 2000. Net cash provided from financing activities totaled $1.1 billion and $617 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided from financing activities increased during 2001 compared to 2000 due to the Company’s strategy to increase net assets and leverage.

The Company’s ability to meet its long-term liquidity requirements is subject to the renewal of its repurchase and credit facilities, and the Company’s ability to increase its federally insured customer deposits and advances from the FHLB and to issue additional debt or equity from time to time. Decisions by the Company’s lenders and investors to make additional funds available to the Company in the future will depend upon a number of factors. These include the Company’s compliance with the terms of its existing credit arrangements, the Company’s financial performance, industry and market trends in the Company’s various businesses, the general availability of, and rates applicable to, financing and investments, such lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

The Company did not repurchase any shares of its outstanding common stock during third quarter of 2001 pursuant to its share repurchase program. From the share repurchase program’s inception through September 30, 2001, the Company has repurchased 21.3 million shares, at an average cost of $17.00 per share, for a total of $361.7 million.

OTS capital regulations require savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of OCI, less goodwill and other disallowed assets. An association’s ratio of Tier 1 core capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Tier 1 core capital generally is the sum of tangible capital less certain intangible assets, servicing assets, and investments. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Supplementary capital mainly consists of qualifying subordinate debt and the allowance for loan losses.

The capital requirements are viewed as minimum standards by the OTS. Most associations are expected to maintain the above-mentioned capital ratios at levels well above the minimum. Additionally, to qualify as a “well-capitalized institution” a savings association’s Tier 1 risk-based capital (core capital plus supplementary capital less allowance for loan losses) must be equal to at least 6% of risk-weighted assets. In connection with the acquisition of SGVB in July of 2000, IndyMac Bank was mandated by the OTS to maintain its Tier 1 core capital ratio at 8% for three years following the consummation of the transaction and to maintain a well-capitalized risk based capital position. In addition, IndyMac Bank must double the risk weighting normally assigned to subprime loans. The regulatory capital ratios of IndyMac Bank and the minimum regulatory requirements to be categorized as well-capitalized under OTS regulations were as follows:

	September 30, 2001

	As	Double risk-	Well-Capitalized
	reported	weighted	Minimum

Capital Ratios:
Tangible	9.22%	9.22%	2.00%
Tier 1 core	9.22%	9.22%	5.00%
Tier 1 risk-based	12.52%	12.00%	6.00%
Risk-based	13.67%	13.09%	10.00%

At September 30, 2001, the Company had $143 million of capital (on a consolidated basis) in excess of that required to be held by IndyMac Bank under the core capital ratio calculation, with $84 million of excess capital held at IndyMac Bank and $59 million of excess capital held at the holding company. As the holding company currently funds $31 million of holding company assets with capital, excess capital at or available to IndyMac Bank totaled $112 million.

In February of 2001 the OTS issued guidance for subprime lending programs which requires a subprime lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan and lease losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for prime assets of a similar type. As noted above, IndyMac Bank operates in a manner consistent with such guidance in that it currently complies with a specific mandate to double the risk-weighting otherwise assigned to subprime loans for risk-based capital purposes.

In October of 2001, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule related to recourse and residuals, which imposes a concentration limit on residual securities of 25% of Tier 1 Capital, requires dollar for dollar capital deduction for residual securities not deducted from Tier 1 Capital, applies a ratings-based approach to determine capital requirements for other positions in securitized transactions, and provides technical guidance to determine when certain provisions of securitizations such as representation and warranties, early default clauses, and clean-up calls constitute recourse arrangements. Ratification and adoption by the OTS of this proposal is expected during the fourth quarter of 2001, and is expected to be effective January 1, 2002. On a pro forma basis, the Company’s risk-based capital as of September 30, 2001 assuming full implementation of the FDIC’s proposal would have been 12.68%, well above the well-capitalized minimum.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Due to the characteristics of its financial assets and liabilities, and the nature of its business activities, the Company’s financial position and results of operations may be materially affected by changes in interest rates in various ways. With respect to its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy that seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by market interest rate changes. This strategy attempts, among other things, to balance investments in various types of financial instruments whose values could be expected to move inversely to each other in response to the movement in market interest rate changes. The Company invests in servicing and servicing related assets to hedge potential decreases in production volumes and gain on sale of loans due to increases in interest rates. The Company also hedges its servicing and servicing related assets to mitigate losses resulting from increased prepayments in a declining interest rate environment. However, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment. In addition, cash flow considerations may require the Company to utilize different strategies with respect to hedging certain assets and/or production pipelines, including utilizing options as opposed to futures contracts and principal-only mortgage securities.

The Company is also subject to certain business and credit risks in connection with interest rate changes. Increases in interest rates may discourage potential mortgagors from borrowing or refinancing mortgage loans, thus decreasing the volume of loans available to be purchased through the Company’s B2B operations, originated through B2C or B2R, or financed through the Company’s construction lending operations. Additionally, with respect to adjustable rate loans, the rate of delinquency may increase in periods of increasing interest rates as borrowers face higher adjusted mortgage payments. The Company’s liquidity position and net interest income could also be adversely affected by significant interest rate fluctuations. Each of the Company’s collateralized borrowing facilities noted above in “Liquidity and Capital Resources” permits the lender or lenders there-under to require the Company to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. In addition, increases in short-term borrowing rates relative to rates earned on asset holdings that have not been financed to maturity through the issuance of CMOs or other debt securities may also adversely affect the Company’s “spread income” on such assets and thus reduce the Company’s earnings.

To hedge changes in the value of its AAA rated interest-only securities portfolio and mortgage servicing rights, the Company generally chooses among various instruments, consisting of options, swaps, futures, or buying mortgage-backed or U.S. Treasury-based securities, depending on various factors. The Company uses hedging instruments to reduce its exposure to interest rate risk, not to speculate on the direction of market interest rates. As part of its interest rate risk management process, the Company performs various interest rate calculations that quantify the financial impact of changes in interest rates on its interest-earning assets, commitments and hedges. As of September 30, 2001, the Company estimates that an instantaneous parallel downward shift in the U.S. Treasury yield curve of 50 basis points, or 0.50%, all else being constant, would result in an increase in after tax income for the Company of $12.1 million. The after-tax gain on available for sale mortgage securities, recorded as a component of OCI, would be $7.1 million. The combined result would be an increase to comprehensive income of $19.2 million. The Company estimates that an instantaneous parallel upward shift in the U.S. Treasury yield curve and short-term indices of 50 basis points, or 0.50%, all else being constant, would result in an increase to after tax income for the Company of $10.2 million. The after-tax loss on available for sale mortgage securities, recorded as a component of OCI, would be $5.5 million. The combined result would be an increase to comprehensive income of $4.7 million.

Given the current interest rate environment, the Company believes a 100 basis point decrease in interest rates in the near future is remote. However, a 100 basis point decrease in interest rates was considered probable as of December 31, 2000. As of December 31, 2000, the Company estimated that an instantaneous parallel downward shift in the U.S. Treasury yield curve of 100 basis points, or 1.00%, all else being constant, would result in a combined after tax gain to total comprehensive income of $5.0 million. The Company’s estimate of an instantaneous parallel upward shift in the U. S. Treasury yield curve of 100 basis points, or 1.00%, all else being constant, was an $8.5 million after tax loss to total comprehensive income as of December 31, 2000.

The assumptions used in the Company’s interest rate risk management process include valuation changes in an instantaneous and parallel rate shock and also include assumptions as to a degree of correlation between the hedges and hedged assets and as a result are subject to basis risk (i.e., the spread-widening or spread-tightening risk among the change in rates on U.S. Treasury bonds, swaps and/or mortgage-backed securities). Changes in OCI do not reflect fair value changes in liabilities. As a result, the impact on OCI reported above tends to overstate gains and losses in decreasing and increasing rate environments, respectively. In addition, the sensitivity analyses described in the prior two paragraphs are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company’s financial performance in such a scenario, such as increases in income associated with the increase in production volume that could result from the decrease in interest rates or the decrease in loan volume that could result from interest rate increases. Consequently, the preceding estimates should not be viewed as a forecast and there can be no assurance that actual results would not vary significantly from the analysis discussed above.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include the Company’s statements regarding liquidity, provisions for loan losses, capital resources, anticipated future earnings and expense levels and other anticipated aspects of future operations. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These statements reflect the Company’s current views with respect to future events and financial performance. They are subject to risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates or as of the date hereof if no other date is identified. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors, among others, could cause future results to differ materially from historical results or those anticipated in any forward-looking statements herein:

(1)	the level of demand for mortgage loans and construction loans, which can be affected by such external factors as (a) the level of interest rates, (b) tax laws, (c) the strength of various segments of the economy (including the strength of the stock market), and (d) demographics of the Company’s lending markets;

(2)	the direction of interest rates and the relationship between interest rates and the Company’s assets, liabilities, and hedging strategies;

(3)	the Company uses financial models, including option based models, to value cash flow sensitive assets (i.e. AAA rated interest only securities, mortgage servicing rights, non-investment grade securities, and residual securities), derivatives, and to manage the overall interest rate risk of the Company. These models are complex and include a variety of assumptions that may not accurately predict the actual results, especially in volatile economic environments;

(4)	the rate of loan losses incurred by the Company, the level of loss reserves maintained by the Company, and Company management’s judgments regarding the collectibility of loans;

(5)	liquidity requirements of the Company, which may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures of the Company;

(6)	the implementation of recently issued Financial Accounting Standards Board pronouncements (SFAS 133, SFAS 137 and SFAS 138) may cause increased volatility in the Company’s earnings reported in accordance with US GAAP;

(7)	federal and state regulation of the Company’s consumer lending and banking operations — the Company’s principal subsidiary is a regulated federal savings bank;

(8)	actions undertaken by current and potential competitors of the Company, many of which have lower costs of funds or other competitive advantages over the Company;

(9)	the availability of funds from the Company’s lenders and other sources of financing that support the Company’s lending activities;

(10)	decisions by the Company to securitize, sell, or purchase loans or securities;

(11)	the Company’s management of the borrower, product and geographic concentrations represented in its loan portfolio;

(12)	the degree of success of the Company in executing upon its growth plans for its consumer and mortgage banking operations;

(13)	economic downturns or business disruptions triggered by natural disasters or acts of war or terrorism;

(14)	other risks and uncertainties detailed herein under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the FDIC and the OTS, which could affect the Company’s results. At the time of the filing of this Form 10-Q, there are, without limitation, new rules and regulations concerning subprime lending and institutional capital requirements that could impact the Company’s operations or financial results.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 13, 2001 for the nine months ended September 30, 2001.

INDYMAC BANCORP, INC.
By:	/s/ Michael W. Perry Michael W. Perry Vice Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Carmella L. Grahn Carmella L. Grahn Executive Vice President and Chief Financial Officer