Form 10-K405
period 2001-12-31
INDYMAC BANCORP INC
filed 2002-03-11
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One) ☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-8972

INDYMAC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	95-3983415 (I.R.S. Employer Identification No.)
155 North Lake Avenue, Pasadena, California (Address of principal executive offices)	91101-7211 (Zip Code)

Registrant’s telephone number, including area code:

(800) 669-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	New York Stock Exchange
Units (Trust Preferred Securities and Warrants)	New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

      As of February 25, 2002 there were 60,191,134 shares of IndyMac Bancorp, Inc. Common Stock, $.01 par value, outstanding. Based on the closing price for shares of Common Stock on that date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,418,137,146. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2002 Annual Meeting — Part III

INDYMAC BANCORP, INC.

2001 FORM 10-K ANNUAL REPORT

INDYMAC BANCORP, INC.

2001 FORM 10K ANNUAL REPORT

Item 1. and Item 7.

PART I

ITEM 1.     BUSINESS

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Form 10-K may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our financial condition, results of operations, plans, objectives and future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties, including, among others, those identified in the Key Operating Risks and Certain Risk Factors That May Affect Future Results discussions below, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE OVERVIEW

      IndyMac Bancorp, Inc. is a savings and loan holding company incorporated in the State of Maryland on July 16, 1985 and reincorporated in the State of Delaware on March 6, 1987. References to “IndyMac Bancorp” or “The Parent Company” refer to the parent company alone while references to “IndyMac”, or the “Company” refer to the parent company and its consolidated subsidiaries. Prior to July 2000, IndyMac Bancorp was known as IndyMac Mortgage Holdings, Inc.

      As a savings and loan institution, one of our key funding sources is deposits. However, our business model differs significantly from that of a traditional savings and loan institution. Our primary business is mortgage banking, while a traditional savings and loan focuses on providing a variety of financial services to the consumer, generally holds more loans in its portfolio than a mortgage banker and derives most of its income from net interest earned on its portfolio. Mortgage banking, the origination, sale and servicing of mortgage loans, is a huge industry, with annual origination volume well in excess of a trillion dollars. The purpose of the following overview is to summarize our business model, the key factors that drive our profitability and the key operating risks to our future profitability and liquidity.

BUSINESS MODEL

      Our strategy is to be a leading provider of home mortgage loans. We offer a wide array of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers.

      To manage our various operations, we have aligned our business into three reportable operating segments: Mortgage Banking, Investment Portfolio and Builder Finance. The percentage of our 2001 net revenues generated by each of these segments was 76%, 17% and 7%, respectively.

Mortgage Banking Group

      The Mortgage Banking group is the core of our strategy, the operations of which primarily include the acquisition (purchase or origination) and the sale or securitization of mortgage loans. The Mortgage Banking group generates strong returns on equity due to its high asset turnover (the speed at which loans are sold and replenished).

      The Mortgage Banking group acquires prime and subprime loans through three primary channels. These channels include business-to-business (“B2B”), also known as “wholesale”, business-to-consumer (“B2C”), also known as “retail”, and recently commenced business-to-realtor (“B2R”).

      The Mortgage Banking group derives its revenue primarily from the gain on sale of loans. On average, the loans are sold in pools through one of three sales distribution channels approximately 60 days after the loans are acquired. These distribution channels include sales to the government sponsored entities (“GSEs”) which then securitizes the loans or portfolio the loans, whole loan sales, and private-label securitizations. This gain on sale of loans is generally a non-cash gain represented by assets retained in connection with the sale including mortgage servicing rights, AAA-rated interest-only securities, and non-investment grade securities (including residual securities). This issue is discussed at length in a very insightful description of the mortgage banking industry that was published recently by Moody’s Investor Service entitled “Cash Economics of U.S. Mortgage Banking: Closing the GAAP in Reporting,” December 2001. See further discussion of retained assets under the section, Investment Portfolio Group, below.

      The Mortgage Banking group also derives revenue from net interest income, or “spread” income, and fee income. Spread income is earned in connection with the interest earned, net of interest paid, from the time the loan is acquired until the time the loan is sold. Fee income represents application or table funding fees charged to the borrower or wholesale customer in connection with the acquisition of the loan.

      Operating costs for the Mortgage Banking group are primarily personnel, occupancy, technology related and loan acquisition. A significant investment has been made in our proprietary Internet-based automated underwriting and risk-based pricing system (“e-MITS®”1) and our award-winning mortgage Website, which enables mortgage brokers, consumers and realtors to qualify and rate lock a loan on line. These technologies are key to our customer service strategy to provide quick turnaround times and to price every loan based on its specific interest rate and credit risk profile.

Investment Portfolio Group

      The strategy of our Investment Portfolio group is 1) to provide support for the Mortgage Banking group through its ability to hold whole loans and retain assets from loan sales and securitizations, and 2) to acquire loans, servicing and securities in the secondary market. In addition to managing servicing operations, the Investment Portfolio group manages the Company’s interest rate risk, and overall asset liability management strategy.

      The composition of the Investment Portfolio includes mortgage loans held for investment, mortgage-backed securities and mortgage servicing rights. Mortgage-backed securities include agency and non-agency investment grade securities, non-investment grade securities and residuals. Mortgage loans held for investment typically are generated by the Mortgage Banking group and transferred to the Investment Portfolio for products that we choose to retain in our portfolio, which are generally adjustable-rate mortgage (“ARM”) loans.

      Mortgage-backed securities retained by the Investment Portfolio group are generated in connection with the Mortgage Banking group’s issuance of private-label securities and agency loan sales. Retained assets typically include mortgage servicing rights, and to a much lesser degree, AAA-rated interest-only securities, non-investment grade securities and residuals. The value of these assets on our financial statements represents the discounted value of estimated future cash flows. The estimate of future cash flows used to determine the value is dependent upon significant assumptions and judgments made by us to estimate various factors including borrower prepayment activity and default rates, which can change as market conditions change. This initial estimate of value is recognized upon creation of the asset and this value is factored into the determination of the gain on sale of loans.

      The primary source of revenue for the Investment Portfolio is spread income on loans and securities and service fee income from mortgage servicing rights. Valuation changes on mortgage servicing rights (subject to lower of amortized cost or fair value limitations), AAA-rated interest-only securities and the related hedges are also recognized through earnings.

1Patent pending.

Builder Finance Group

      We provide construction financing for residential subdivision loans through our Builder Finance group. We have realized strong, stable income from this portfolio lending operation since 1994. While we have succeeded with respect to builder construction financing, we have not executed well on obtaining the permanent consumer mortgage financing upon completion of construction. As a result, going forward, we expect our construction lending activities to be directed primarily toward those homebuilders that have committed to utilizing our e-MITS technology to provide the mortgage loans to their customers. While we expect this change in focus will result in reduced subdivision construction loans outstanding over the next two years, we expect to improve our permanent home mortgage production with homebuilders.

Financing

      We fund our Mortgage Banking, Investment Portfolio and Builder Finance operations with deposits, advances from the Federal Home Loan Bank of San Francisco (“FHLB”), borrowings and capital. Since the Mortgage Banking group sells or securitizes substantially all of the loans it acquires, loan sales and securitizations also serve as a primary funding source. We are extremely reliant on the investors which purchase the loans or securities and particularly the GSEs (Fannie Mae and Freddie Mac) as 62% of our sales in 2001 were to the GSEs.

      The acquisition of SGV Bancorp, Inc. and its subsidiary financial institution on July 1, 2000 marked the beginning of our consumer banking operations. Our deposit strategy is focused on certificates of deposit gathered through our ten-branch network, and our Telebanking and Internet channels.

KEY OPERATING RISKS

      Like all businesses, we assume a certain amount of risk in order to earn superior returns on capital. The following is a summary discussion of key operating risks. This section should be read in conjunction with “CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS”.

Interest Rate Risk

      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our financial position and results of operations may be materially affected by changes in interest rates in various ways. While we have devised and implemented a comprehensive asset/ liability management strategy that seeks, on an economic and an accounting basis, to mitigate significant fluctuations in our financial position and results of operations likely to be caused by market interest rate changes, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist between different types of instruments) or its implementation will be successful in any particular interest rate environment.

Valuation Risk

      In connection with the loan sale process, we retain certain assets for which the market is relatively illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments. These assets include AAA-rated interest-only securities, mortgage servicing rights, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 8% of total assets and 69% of total equity at December 31, 2001. The fair value of these assets could vary significantly as market conditions change.

Credit Risk

      We hold a portfolio of loans for investment and non-investment grade securities and residuals collateralized by mortgage loans. While the majority of our loans are secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest earned on the loan. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our mortgage loan portfolios. At December 31, 2001, the balance of these portfolios was $104 million, net of reserves. Further, we provide construction lending to consumers and developers to build residential properties. Such asset types also have a higher risk profile than permanent mortgage loans.

      We also sell loans to GSEs and whole loans to outside investors. In these instances, we are subject to repurchase risk. While we have made what we believe to be adequate loss reserves, there can be no guarantee that the amount reserved is sufficient to cover all potential losses resulting from such repurchases.

Liquidity Risk/ Access to Capital Markets

      We finance a substantial portion of our assets through consumer deposits and borrowings from the FHLB. We also obtain financing from investment and commercial banks. While there is no guarantee that these sources of funds will continue to be available to us, or that borrowing can be refinanced upon maturity, there are no known trends, demands, commitments, events or uncertainties that we believe are reasonably likely to cause a decrease in liquidity.

      We utilize three sales channels to sell loans to the secondary market: whole loan sales, sales to the GSEs, and private-label securitizations. A disruption in the securitization market could adversely impact our ability to fund mortgage loans and our gains on sale, leading to a corresponding decrease in revenue and earnings. Likewise, a deterioration in the performance of our private-label securities could adversely impact the availability and pricing of future transactions.

Other Risks

      We are subject to various other risks including the fluctuating demand for mortgage loans. The demand for mortgage loans, historically, tends to decrease as interest rates increase. In addition, the banking industry, in general, is subject to various monetary and fiscal policies and regulations, which include those determined by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Board. Depending on the nature of any new policies, such policies and regulations can have a negative impact on operations. Additionally, we are required to maintain minimum capital levels by the OTS. While historically we have been able to access the capital markets when necessary and currently have $250 million in capital in excess of our regulatory requirement, there is no guarantee that we will be able to access the capital markets when or if a need for additional capital arises in the future. Also, a majority of our loan acquisitions are geographically concentrated in certain states, including California, New York, Florida and New Jersey. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease and delinquencies to increase, causing a corresponding decline in revenues. Lastly, there are no guarantees as to our degree of success in managing loan portfolio concentrations, anticipating and taking advantage of technological advances, or executing upon our growth plans for our mortgage banking operations.

HISTORY OF INDYMAC

      In 1985, Countrywide Credit Industries, Inc. (“CCR”) founded IndyMac (then known as Countrywide Mortgage Investments, Inc.) as a passive mortgage real estate investment trust (“REIT”). At that time, the REIT primarily invested in mortgages originated by CCR and financed such mortgages by issuing collateralized mortgage obligations. As a REIT, we were required to pay 95% of our earnings to shareholders and received exemption from federal and state income taxes. Countrywide Asset Management (“CAMC”), a subsidiary of CCR, served as our asset manager while CCR owned a small percentage of the NYSE traded stock of IndyMac Bancorp.

      In 1993, operating management was put in place and we became an active mortgage REIT. We immediately ceased buying any significant amount of loans from CCR and commenced the B2B Mortgage Banking group. The business plan was later expanded to the market channels and operating divisions discussed above. In July 1997, we terminated our asset management agreement with CAMC for a one-time buy out fee of $76 million in IndyMac common stock. In August 2000, as part of our overall share repurchase program, we reacquired in a bulk purchase all of the IndyMac common stock held by CCR.

      In response to the global liquidity crisis in the fourth quarter of 1998 in which many non-regulated financial institutions, mortgage lenders and mortgage REITs were adversely impacted or did not survive, we determined that it would be advantageous to terminate our REIT status and acquire a depository institution to strengthen our funding sources. Accordingly, after we sought and received shareholder approval, on January 1, 2000 we converted to a fully taxable entity and on July 1, 2000, we acquired (the “acquisition”) SGV Bancorp, Inc. (“SGVB”). SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley, a federal savings association. Substantially all of our assets and operations were contributed to the subsidiary savings association, renamed as IndyMac Bank, F.S.B. (“Bank”). Our core business is still mortgage banking and we are not a diversified consumer bank.

      The following is a more detailed discussion of our business model, competition, risk factors, regulation and supervision, federal and state income tax considerations, subsidiaries and employees.

MORTGAGE BANKING GROUP

GENERAL

      Our Mortgage Banking group is our core business. The Mortgage Banking group’s operations include the acquisition (purchase and origination), sale, and securitization of mortgage loans secured by one-to-four family (“single-family”) residences. The Mortgage Banking group offers single-family residential mortgage products using a technology-based approach. Our ability to leverage our technology investment over multiple channels, products and customers creates an efficient, low cost operating platform.

      We primarily purchase and originate conforming and non-conforming single family home loans. Currently, the maximum principal balance for a single family residence conforming loan in the contiguous 48 states is $301 thousand, and is $451 thousand in Alaska and Hawaii. Loans that exceed this maximum principal balance are referred to as “non-conforming” or “jumbo” loans. Non-conforming loans also include loan amounts less than the above referenced dollar amounts that do not meet the documentation requirements of the GSEs. The average loan size of a mortgage loan in our held for sale portfolio at December 31, 2001 was approximately $216 thousand.

      Our product offerings include the following:

•	fixed-rate and adjustable-rate mortgage loans

•	conforming loans

•	prime non-conforming loans (jumbo and alternative documentation, also known as “Alt A” loans)

•	government — FHA/ VA loans

•	subprime loans (for financial reporting purposes, we define subprime loans as loans to borrowers with a FICO credit score below 620 or a recent bankruptcy, foreclosure or delinquency on a preexisting mortgage loan)

•	consumer construction to permanent loans

•	consumer lot loans

•	home equity lines of credit (“HELOCs”)

      As a nationwide lender, we acquire loans secured by properties located in all 50 states, with a concentration in those regions of the country where we have regional offices or where there are higher home prices including California, Florida, New Jersey, and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgage loans secured by California properties accounted for 33% of the mortgage loans acquired in 2001.

      A key component of the efficiency of our mortgage banking operations is our proprietary Internet-based underwriting and risk-based pricing system, e-MITS (electronic Mortgage Information and Transaction

System). e-MITS is a collaborative automated loan submission, underwriting, and risk-based pricing system that allows mortgage loan wholesale customers and consumers to conduct business with us electronically through all of our mortgage loan Internet sites. e-MITS provides customers with the following benefits:

•	Quick round-the-clock underwriting decision and risk-based price for a variety of our lending programs:

•	Prime and Subprime loans

•	Consumer Construction-to-Permanent/Lot loans

•	First Liens or Subordinate Liens

•	Home Equity Lines of credit

•	Fixed and Adjustable-Rate mortgage loans

•	Customized list of documentation requirements upfront which results in a faster closing of the loan

•	Competitive rate surveys

•	Alternate product or pricing choices

•	Ability to lock in the loan rate.

•	Service Guarantees/Rate Guarantees

•	Access to most transactional information at any place and at any time

      The system allows mortgage originators and consumers to receive an approval and a risk-based price within minutes. Additionally, we provide for the electronic delivery, via the Internet, of loan documents to closing agents nationwide. During 2001, 78% of loans acquired were processed through the e-MITS system.

      We utilize the following distinct channels to acquire mortgage loans:

•	a Business-to-Business channel, with mortgage brokers, small mortgage bankers and community financial institutions, effectively providing us with access to a variable cost, nationwide, “virtual” branch network,

•	a technology driven, Business-to-Consumer channel which offers loans directly to consumers, and

•	a recently commenced Business-to-Realtor channel that allows builders and real estate professionals to utilize our technology to fulfill the mortgage loan process for their customers in the process of purchasing a home.

      The following table sets forth the activity in loans held for sale for the past three years:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in millions)
Beginning balance	$1,421	$658	$1,766
Loans acquired — B2B
Prime	11,672	6,443	4,965
Subprime	951	1,162	256
FHA/ VA	151	57	—

Total loans acquired — B2B	12,774	7,662	5,221
Loans originated — B2C
Prime	2,161	738	572
Subprime	93	106	14
FHA/ VA	7	—	—

Subtotal loans originated — B2C	2,261	844	586
Loans originated — B2R	286	36	—
Manufactured housing	—	—	123
Home improvement	—	—	29

Total loans purchased/originated	15,321	8,542	5,959
Loans acquired via merger/acquisition	—	362	—
Less:
Loans sold
GSE (Freddie Mac/ Fannie Mae) sales	8,683	3,047	1,133
Whole loan sales	3,425	1,299	3,391
Private label securitizations	1,793	3,107	1,904

Total loans sold	13,901	7,453	6,428
Loans transferred to investment portfolio	675	577	186
Principal reductions	85	111	453

Increase (decrease) in total loans	660	763	(1,103)

Ending balance	$2,081	$1,421	$658

% of sales to production:	90.7%	87.3%	107.9%
% of loans sold by channel:
GSE (Freddie Mac/ Fannie Mae) sales	62%	41%	18%
Whole loan sales	25%	17%	53%
Private label securitizations	13%	42%	29%

	100%	100%	100%

Business-to-Business (“B2B”)

www.IndyMacB2B.com

      As the Mortgage Banking group’s primary channel, B2B represented 85% of mortgage loan production during 2001. B2B acquires mortgage loans primarily from mortgage brokers and, to a lesser degree, small mortgage bankers and community financial institutions. When acquiring mortgage loans, we generally purchase the rights to service the mortgage loans. Such loans are serviced through our Home Loan Servicing division. See LOAN SERVICING OPERATIONS below. B2B’s production volume includes both purchases and originations. Originations are defined as loans that are generated by the mortgage broker, but closed in our name (also referred to as “table funded” loans).

      B2B has a centralized group that targets potential customers based on their production volume levels, product mix and projected revenue to us. This sales force is responsible for capturing a predetermined percentage of the customer’s business by marketing B2B’s strengths, which include providing a “one stop shop” for all products, competitive pricing and response time efficiencies in the purchase process (through the e-MITS underwriting process and high customer service standards).

      During 2001, to continue our emphasis on increasing production capacity and building market share, the B2B division opened a new regional processing center in Atlanta and expanded its facilities in Pasadena and New Jersey. With these investments, along with the Sacramento and Irvine offices, the B2B division currently has five regional processing centers and plans to open a sixth regional processing center in Kansas City, Missouri, during 2002. In addition to our investment in production capacity, we invested in new customer service programs, loan quality programs and enhanced compliance programs. Looking ahead, our key focus will be on continuing to streamline the process and reduce costs, thereby improving efficiencies. Our primary strategy for achieving this objective is the implementation of a new mortgage origination system by the end of 2002.

Business-to-Consumer (“B2C”)

www.IndyMacMortgage.com

      Our highly rated B2C Website offers a wide range of home loan products directly to consumers nationwide. Gomez.com has rated our Website as the best overall mortgage Website quarterly since the Fall of 2000. This site enables consumers to apply for a mortgage loan, obtain loan approvals, lock in an interest rate and receive a printable approval letter, all online, and all within minutes. The Website also features online loan status information, daily rate comparisons to major competitors, and a quick mortgage rate pricing tool.

      The B2C channel originates mortgage loans on a centralized basis using multiple marketing avenues:

•	Direct at our Website which is supported by the e-MITS technology

•	Indirect Internet leads provided by various multi-lender or Internet-based marketing firms

•	Customer referral or portfolio refinance leads

•	Direct mail and telemarketing

•	Affinity relationships

•	Community lending through our ten consumer bank branches

      Through B2C’s telemarketing operations and sales force, loan consultants counsel consumers with respect to the loan application process, process loan applications utilizing the e-MITS technology and render lending decisions, providing for a streamlined loan application process.

Business-to-Realtor (“B2R”)

www.LoanWorks.com

      LoanWorks.com, our newest production channel, began operations in April of 2000. LoanWorks.com serves real estate professionals that do not have an in-house mortgage-processing center, or those that do not wish to utilize their in-house processing center. We have limited this relatively new channel to California initially as we build the model and metrics for this business. We plan to expand this business to eight states during 2002, creating additional opportunity for growth. LoanWorks.com allows real estate agents and builders to utilize our Web-based e-MITS technology as their in-house mortgage processing center and their online origination and pipeline management system. Customers in this channel include the following:

•	Realtors representing consumers in the process of purchasing a new home

•	Realtors in the homebuilder’s offices representing consumers purchasing a newly constructed home

•	Small mortgage brokers who do not wish to process loans

      B2R leverages its marketing efforts through real estate agents, an approach which includes participation in local real estate forums and trade shows, seminars and continuing education aimed at individual real estate agents, and advertising in national and regional trade publications. B2R’s marketing strategy also includes developing relationships with homebuilders through direct customer contact and program presentations and drawing upon existing construction lending builder relationships and industry contacts. Although B2R is currently small in comparison to the B2B and B2C divisions, we believe the B2R channel provides a strong growth opportunity as it leverages our existing technology and infrastructure.

LOAN SALE AND SECURITIZATION PROCESS

     Mortgage Loan Pipeline

      We primarily use committed repurchase agreements, deposits, FHLB advances and equity to finance the initial acquisition of mortgage loans. When a sufficient volume of loans with similar characteristics has been accumulated, generally $100 million to $500 million in principal amount, such loans are resold in the secondary market. The length of time between when we purchase a mortgage loan and when we sell or securitize such mortgage loan generally ranges from ten to 90 days, depending on certain factors such as the loan volume by product type and market fluctuations in the prices of mortgage-backed securities. On average during 2001, we sold loans within 60 days of purchase or origination.

      We are subject to various risks due to potential interest rate fluctuations during the period of time between when the Company commits to originate or purchase a mortgage loan at a pre-determined price, and when that mortgage loan is committed for sale in the secondary market. We attempt to mitigate such risks through the implementation of hedging policies and procedures. In accordance with these policies and procedures, we utilize financial instruments whose price sensitivity has historically had a very close correlation to the price sensitivity of the related mortgage loans as a result of changes in applicable interest rates.

      The majority of our pipeline consists of loans sold to the GSEs, which we hedge with a forward commitment to sell a Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) security, into which we frequently deliver loans. With respect to the pipeline of jumbo and non-conforming fixed-rate loans, we also primarily hedge with forward loan sale commitments and forward commitments to sell FNMA or FHLMC securities. However, our private-label mortgage securities typically trade at a discount (or “spread”) compared to the corresponding FNMA or FHLMC securities, due to the higher perceived ratings of certain FNMA or FHLMC obligations. This discount, which varies depending on market conditions, creates “basis risk” (see further discussion of basis risk below under INTEREST RATE RISK). Accordingly, while our hedging strategy may mitigate the impact of changes in interest rates, any significant widening or narrowing of the spread could have a negative or positive effect on our financial performance, regardless of the efficiency of the execution of our hedging strategy.

     Sales Channels

      There are three channels through which we sell our mortgage loans and we occasionally retain loans for our portfolio. The decision as to which channel to use is influenced by a variety of factors, including the product type and the price at which such whole loans or securities can be sold. The three channels are:

(a) the bulk sale of loan pools to the GSEs (principally FNMA and FHLMC) that then securitize the loan pools in their own names, for which the servicing rights to the loans are ordinarily retained by us,

(b) the bulk sale of loan pools to institutional investors on a “whole loan” basis, whereby the servicing rights to the loans are typically transferred to the investor, and

(c) the private-label securitization of loan pools, whereby the loans are sold to third party securitization trusts and serve as collateral for non-recourse debt securities issued by the trusts, in which case we ordinarily retain the servicing rights to the loans.

      Sales of loans under securitization transactions are generally accounted for as sales of the mortgage loans and may eliminate or minimize any long-term investment we have in such loans, depending on the extent to which we retain an interest. Private-label securities typically consist of one or more classes of “regular interests” and a single class of “residual interest.” The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities, but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the loans over the amounts required to be distributed to the regular interests.

     Credit Enhancement on Securitizations

      Our securitizations are structured so that, in general, most of such securities are rated investment grade (BBB and above) by at least one nationally recognized statistical rating agency. The ratings for our private-label mortgage-backed securities are based on the perceived credit risk of the underlying mortgage loans by the applicable rating agency, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to one or more classes of security holders in the event of borrower defaults and to protect against other losses, including those associated with fraud or reductions in the principal balances or interest rates on loans as required by law or a bankruptcy court. We can utilize multiple forms of credit enhancement, including bond insurance guarantees, mortgage pool insurance, special hazard insurance, reserve funds, letters of credit, surety bonds and subordination of certain classes of interests to other classes, or any combination thereof.

      In determining whether to provide credit enhancement through bond insurance, subordination or other credit enhancement methods, we take into consideration the costs associated with each method. We principally provide credit enhancement through the issuance of mortgage-backed securities in senior/ subordinated structures. The subordinated securities may be sold, retained by us and accumulated for sale in subsequent transactions, or retained by us as long-term investments.

INVESTMENT PORTFOLIO GROUP

INVESTMENTS

      In an effort to generate continuing earnings that are less dependent upon the Mortgage Banking group, we invest in residential mortgage loans and mortgage securities and mortgage servicing rights either retained in connection with our mortgage banking activities or purchased in the secondary mortgage market. At December 31, 2001, total assets of the Investment Portfolio group was $3.5 billion and included 38% of mortgage securities available for sale, 33% residential mortgage loans, 9% mortgage servicing rights, 6% AAA-rated interest-only and principal-only securities and 14% other assets.

      Mortgage loans held for investment are originated or acquired by the Mortgage Banking group and transferred (“sold”) to the Investment Portfolio group for long-term investment. Such loans are typically prime loans as the majority of subprime loans are securitized or sold to the GSEs. The Investment Portfolio group invests in loans for which they can earn an acceptable return on equity, currently investing primarily in ARM loans in order to minimize interest rate risk and loan products for which we do not accumulate sufficient amounts to efficiently sell. The composition of mortgage loans held for investment included 29% intermediate ARM loans (fixed for one to ten years, then converting to ARM), 39% ARM loans, and 32% fixed rate loans as of December 31, 2001. From time to time, the Investment Portfolio group may acquire delinquent loans from third parties in small amounts with the strategy to cure the loan for subsequent sale at a profit. During 2001, we acquired $13.5 million of delinquent loans of which $10.6 million was outstanding at year end.

      As of December 31, 2001, the investment securities portfolio was comprised of 94% of AAA-rated securities, 3% of other investment grade securities and 3% of non-investment grade securities and residuals. Our investment grade securities include AAA-rated interest-only securities, agency securities, and other mortgage-backed securities. In addition to hedging the AAA-rated interest-only securities portfolio, the Investment Portfolio group also manages and hedges our investment in mortgage servicing rights. Substantially all mortgage servicing rights were created in connection with our mortgage banking activities and include both primary and master servicing, discussed further below.

LOAN SERVICING OPERATIONS

      At December 31, 2001, through our Home Loan Servicing operation in Kalamazoo, Michigan, we serviced $22.8 billion of mortgage loans, of which $2.9 billon were owned by us. The servicing portfolio includes prime and subprime loans, home equity lines of credit, manufactured housing and home improvement loans.

      Servicing mortgage loans includes collecting loan payments; responding to customers’ inquiries; collecting and remitting property taxes and hazard insurance, when required; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance; making physical inspections of the mortgaged property, as necessary; counseling delinquent mortgagors; modifying loans; supervising foreclosures and liquidation of foreclosed property; performing required tax reporting; and other loan administration functions necessary to protect investors’ interests and comply with applicable laws and regulations. Servicing operations also include remitting loan payments, less servicing fees, to trustees and, in some cases, advancing delinquent borrower payments to investors, subject to a right of reimbursement.

      Master servicing includes collecting loan payments from servicers of loans (including third parties) and remitting loan payments, less master servicing fees, to trustees. As master servicer, we monitor the primary servicer’s compliance with our servicing agreements and we are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. The master servicer may permit or require the servicer to contract with approved subservicers to perform some or all of the servicer’s duties, but the servicer is not thereby released from its servicing obligations.

      As of December 31, 2001, we master serviced $9.6 billion of prime and subprime mortgage loans, of which $4.6 billion was serviced by third party servicers and $5.0 billion was serviced by us. The servicing operation in Kalamazoo was acquired in April 1998. The master servicing portfolio was primarily created in connection with operations prior to this acquisition whereby we did not operate a servicing platform. In 2001, none of our loan sales or securitizations included a master servicing component and we do not plan to create any significant master servicing arrangements in the future.

BUILDER FINANCE GROUP

      The Builder Finance group offers a variety of residential construction and lot development programs for builders and developers. The target project for a residential construction loan program is a 15 to 100 unit one-to-four family subdivision, built in one to five phases, with homes that will be marketed to entry level/ first-time buyers or first or second move-up buyers. In general, the average loan commitment size is $8.0 million. The specific terms of any construction loan, including the principal amount, the applicable interest rate, loan fees, and other terms, are based upon, among other things, the quality of the project and the financial strength, historical performance and other qualifications of the builder.

      Due to the economic environment during 2001, we decided to scale back our builder construction financing activities. During the second half of 2001, we limited our production activities to eight states, California, Nevada, Arizona, Oregon, Washington, Utah, Colorado and Illinois, which account for 84 percent of current outstandings and exhibit the strongest loan performance characteristics. Previously, the Builder Finance group had conducted business in a total of 31 states. Finally, we are in the process of restructuring and refocusing this business to obtain more synergy with our mortgage lending business. We expect as a result of this change in strategy that we will reduce our overall credit exposure on subdivision construction loans and increase production of permanent home mortgage loans generated by homebuilders.

FINANCING SOURCES

      Our primary funding need is for the acquisition of mortgage loans which is primarily met by loan sales and securitizations. In 2001, the Mortgage Banking group acquired $15.3 billion of mortgage loans and sold $13.9 billion of mortgage loans. We now finance a substantial portion of our assets through deposits and advances from the FHLB, which totaled $3.2 billion and $2.0 billion, respectively, at December 31, 2001. We also fund assets through borrowings and the capital markets.

LOAN SALES AND SECURITIZATIONS

      We fund the initial acquisition of mortgage loans primarily through borrowings until we accumulate a sufficient volume of loans with similar characteristics to efficiently sell them in the secondary market. When we sell or securitize these loans, the cash proceeds received from the sale or securitization are used to reduce the borrowings financing such loans. These periodic loan sales and securitizations provide a revolving source of financing for our mortgage loan pipeline and allow us to maintain lower levels of committed borrowing lines.

CONSUMER BANKING

      The acquisition of SGVB on July 1, 2000 marked the beginning of our consumer banking operations. Since the acquisition, our overall consumer banking strategy has been to grow our deposit base in order to provide a funding source that allows the Company to diversify its financing sources and reduce its dependence on wholesale financing as well as decrease our cost of funds over the long-term.

      Our deposit growth strategy has focused on low-transaction certificate of deposit and money market accounts. Other banking products include checking accounts, savings and money market accounts, retirement accounts and online bill payment. Customers have access to their accounts 24-hours a day, seven days a week through our Website or telebanking services. At IndyMacBank.com, customers can access their various accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills.

      The Bank has been successful in growing the deposit base by offering competitive rates to the consumer as well as marketing its products through four distinct customer service channels. The channels include (1) “Telebank”, our telephone banking system (1-800-750-8521); (2) Internet banking through our proprietary Website, www.indymacbank.com; (3) the network of ten Bank branches located in Southern California; and (4) the money desk, which services institutional deposits. These service channels, specifically the telebank and Internet channels, allow us to obtain deposits from across the nation. Through our marketing efforts during 2001, we increased total deposits from $797.9 million at December 31, 2000, to $3.2 billion at December 31, 2001.

ADVANCES FROM THE FHLB

      The FHLB provides credit for savings institutions and other member financial institutions. As a member of the FHLB, the Bank is required to own stock in the FHLB in proportion to its borrowings from the FHLB. The Bank is authorized to apply for advances from the FHLB, which are collateralized in the aggregate by loans, securities, and FHLB stock and by deposits with the FHLB. At December 31, 2001, advances to the Bank by the FHLB totaled $2.0 billion. Of this outstanding balance, $1.8 billion, or 90%, consisted of fixed term borrowings, which, if prepaid, would be subject to penalty.

BORROWINGS

      The balance of other borrowings as of December 31, 2001 primarily consisted of $750 million in committed repurchase agreements with major financial institutions, $142 million in syndicated bank lines, $94 million in commercial paper conduits and $67 million in other borrowings. For further information on the material terms of these borrowings, see “Part II, Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES.”

CAPITAL MARKETS

      We continue to investigate and pursue alternative and supplementary methods to finance our operations through the public and private capital and credit markets. On November 14, 2001, IndyMac Bancorp completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction totaled $175 million. The securities were offered as units consisting of a trust preferred security issued by a trust formed by IndyMac Bancorp and a warrant to purchase IndyMac Bancorp’s common stock. For further discussion, see “Note 12 — TRUST PREFERRED SECURITIES” in the accompanying notes to the consolidated financial statements of IndyMac.

COMPETITION

      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to mortgage-backed securities issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors.

      The GSEs have made and will continue to make significant technological and economic advances to broaden their customer bases. When the GSEs contract or expand, there are both positive and negative impacts on our mortgage banking lending operations. As GSEs expand, additional liquidity is brought to the market, and products can be resold more quickly. Conversely, expanding GSEs increase competition for loans, which may reduce profit margins on loan sales. We seek to address these competitive pressures by making a strong effort to maximize our use of technology, by diversifying into other lines of business that are less affected by GSEs, and by operating in a more cost-effective manner compared to our competitors. There can be no assurance that these efforts will be successful.

      The primary competition to B2C, B2R and the Builder Finance group is from banks and other financial institutions and mortgage companies. We seek to compete with these various financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

INTEREST RATE RISK

     Asset/ Liability Management

      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our liquidity, financial position and results of operations may be materially affected by changes in interest rates in various ways. The primary objective of our hedging strategies is to mitigate the impact of interest rate changes, on an economic and accounting basis, on the Net Portfolio Value (“NPV”) of our balance sheet. Secondarily, we hedge to minimize our exposure to volatility in earnings. On a macro basis, we invest in mortgage servicing rights and AAA-rated interest-only securities to hedge against potential decreases in production volumes and gain on sale of loans due to increases in interest rates. We also purchase derivative securities to hedge our mortgage pipeline, mortgage servicing rights and AAA-rated interest-only securities to guard against losses resulting from increased prepayments in declining interest rate environments. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of our execution, the valuation of assets subject to our assumptions and other sources of interest rate risk discussed further below.

     Mortgage Loans Held for Sale

      We hedge the risks associated with our mortgage pipeline. The mortgage pipeline consists of our commitments to purchase mortgage loans (“rate locks”) and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the customer locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we hedge the risk of overall changes in fair value of loans held for sale by either entering into a forward loan sale agreement or selling forward FNMA and FHLMC contracts to hedge loan commitments and to create fair value hedges against the funded loan portfolios. See further discussion above under LOAN SALES AND SECURITIZATIONS.

AAA-Rated Interest-Only Securities and Mortgage Servicing Rights

      The primary risk associated with AAA-rated interest-only securities and mortgage servicing rights is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. While such assets tend to decrease in value as interest rates decrease, they tend to increase in value as interest rates increase. As of December 31, 2001, we held $211.1 million of AAA-rated interest-only securities and $321.3 million of mortgage servicing rights.

      To hedge changes in the value of our AAA-rated interest-only securities portfolio and mortgage servicing rights, we generally use a combination of several financial instruments, including but not limited to, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options. In managing the composition of our hedge position we consider a number of factors including, but not limited to, the characteristics of the mortgage loans supporting the hedged assets, market conditions, the cost of alternate hedges and internal and regulatory risk tolerances for interest rate sensitivity. We use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates. These hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve among other factors as described below. While our hedging strategies have been generally effective, there can be no assurance that these strategies will succeed under any particular interest rate scenario.

Other Securities

      Certain financial instruments that we invest in tend to decrease in value as interest rates increase and tend to increase in value as interest rates decline. These include fixed rate investment grade and non-investment grade mortgage-backed and asset-backed securities, principal-only securities and U.S. Treasury bonds. To a lesser extent, mortgage securities supported by adjustable rate mortgage loans may change in value as interest rates change, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable changes in market interest rates. While such mortgage-backed securities are highly rated instruments from a credit standpoint, these securities are considered complex mortgage securities because actual future cash flows may vary from expected cash flows primarily due to borrower prepayment behavior.

Sources of Interest Rate Risk

      We seek to mitigate our interest rate risks through the various hedging strategies described above. However, there can be no assurance that these strategies (including assumptions concerning the correlation thought to exist between different types of instruments) or their implementation will be successful in any particular interest rate environment as market volatility cannot be predicted. The following are the primary sources of interest rate risk that we must manage in our hedging strategies.

      Basis Risk. In connection with our interest rate risk management, basis risk is most prevalent in our hedging activities, in that the change in value of hedges may not equal or completely offset the change in value of the financial asset or liability being hedged. While we choose hedges we believe will correlate effectively with the hedged asset or liability under a variety of market conditions, “perfect” hedges are rarely available for the assets or liabilities we attempt to hedge. For example, we hedge our pipeline of non-conforming mortgage loans with forward commitments to sell FNMA or FHLMC securities of comparable maturities and weighted average interest rates. However, our non-conforming mortgage loans typically trade at a discount (or require an incremental yield spread) relative to conforming GSE collateral, due to the higher perceived ratings of FNMA or FHLMC obligations. In certain interest rate environments, the relative price movement of the non-conforming mortgage loans and the agency securities may differ, as the market may require a larger or smaller discount for the non-conforming loans. Consequently, the change in value of the non-conforming mortgage loan (hedged asset), which is a function of the size of the discount, is typically not perfectly correlated with the change in value of the FNMA and FHLMC securities sold (hedge) resulting in basis risk.

      To hedge our mortgage servicing rights and AAA-rated interest-only securities, which are backed by non-conforming mortgage loan collateral, we use a combination of LIBOR/ swap-based options, treasury and agency futures and private label mortgage-backed securities. As there are no hedge instruments which would be perfectly correlated with these hedged assets, we use the above instruments because we believe they generally correlate well with the hedged assets. Further, we make assumptions in our financial models as to how LIBOR/ swap, treasury, agency and private label mortgage rates will change in relation to one another. From time to time, in certain interest rate environments, the relative movement of these different interest rates and the corresponding change in value of the applicable hedge instruments do not change as we anticipate, resulting in an imperfect correlation between the values of the hedges and hedged assets.

      Options Risk. An option provides the holder the right, but not the obligation, to buy, sell, or in some manner alter the cash flows of an instrument or financial contract. Options may be stand-alone instruments such as exchange-traded options and over-the-counter contracts, or they may be embedded within standard instruments. Instruments with embedded options include bonds and notes with call or put provisions, loans that give borrowers the right to prepay balances, and adjustable rate loans with interest rate caps or floors that limit the amount by which the rate may adjust. Loans that give borrowers the right to prepay balances present the most significant option risk that we must manage.

      Repricing Risk. Repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to the business, they can expose us to fluctuations in income and economic value as interest rates vary. For example, if a long-term, fixed-rate loan is funded with a short-term deposit, future net interest income would be susceptible to a decline as interest rates increase. This decline would occur because the interest income from the loan is fixed, while the interest paid on the deposit will be reset each time the deposit matures. We monitor and manage repricing risk using the regulatory compliant NPV analysis within certain risk tolerances. While this internal risk management process does not eliminate repricing risk, it has mitigated the risk to date.

      Yield Curve Risk. The value of certain loans, securities and hedges we hold is based on a number of factors, including the shape or slope of the appropriate yield curve, as the market will value financial assets and hedge instruments based on expectations for interest rates in the future. Yield curves typically reflect the market’s expectations for future interest rates. In valuing our assets and related hedge instruments, in formulating our hedging strategies and in evaluating the interest rate sensitivity for risk management purposes, our models use market yield curves, which are constantly changing. If the shape or slope of the market yield curves change unexpectedly, the market values of our assets and related hedges may be negatively impacted and/or changes in the value of the hedges may not be effectively correlated with the changes in the value of the hedged assets or liabilities.

VALUATION RISK

General

      We hold assets in our investment portfolio that we create in connection with the sale or securitization of mortgage loans. These assets include AAA-rated interest-only securities, mortgage servicing rights, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets were 8% of total assets and 69% of total equity at December 31, 2001. We value them with complex financial models that incorporate significant assumptions and judgments, which could vary significantly as market conditions change.

Modeling Risk

      To value each of the asset types referred to above, we use third party vendor financial models capable of modeling the assets and hedges we own. These models are complex, utilize asset specific collateral data and market inputs for interest rates. While this level of complexity of our valuation models can result in more precise valuations, increased hedging effectiveness and improved risk management practices, the increased complexity must be managed to ensure among other things, that the models are properly calibrated, assumptions are reasonable, mathematical relationships used in the model are predictive and remain so over time, and the data and structure of the assets and hedges being modeled are properly input.

      The modeling requirements of mortgage servicing rights and residual securities are significantly more complex than those of AAA-rated interest-only securities. This is because of the high number of variables that drive cash flows associated with mortgage servicing rights (e.g., escrow balances, reinvestment rates, defaults, cost to service, etc.) and the complex cash flow structures which may differ on each securitization that determine value for residual securities. To mitigate this risk, we have our models or valuations independently assessed by third party specialists. We will continue to obtain such independent assessments on at least an annual basis to address this risk.

Assumption Risk

      Even if the accuracy of the valuation model is validated, the valuation is highly dependent upon the reasonableness of our assumptions and the predictiveness of the relationships, which drive the results of the model. Such assumptions are complex as we must make judgment about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more complex. In volatile markets like we experienced in 2001, there is increased risk that our actual results may be significantly different than those results derived from using our assumptions. As the time period increases over which the uncertainty will be resolved, those estimates will likely change over a greater number of periods, potentially adding volatility to the model results.

      For example, assumptions regarding prepayment speeds and loan loss levels are used in estimating values of certain assets. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, we may be required to write down the value of such assets. While we build in discounting factors to our assumptions and implement hedging strategies to mitigate the change in interest rates which drive the change in prepayment rates, asset write downs and write ups typically occur over the lives of the assets. This occurs because actual prepayments and losses are driven by consumer behavior, which cannot always be predicted.

      The above assumptions are just a few examples of assumptions incorporated into our valuations. Whenever available, we use third party valuations and related assumptions determined from trading activity or market analysis. Our valuations are also subject to extensive review procedures, including a management level Asset and Liability Committee (“ALCO”), a Board of Directors level ALCO and external auditors. We also validate the overall valuation through third party reviews as discussed above. Further discussion of how we form our assumptions is included in Item 7. under CRITICAL ACCOUNTING POLICIES.

CREDIT RISK

General

      We have assumed a degree of credit risk in connection with our investments in certain mortgage securities and loans held for investment and sale, as well as in connection with our construction lending operations and our mortgage banking activities, including representations and warranties in connection with our loan sales and securitizations. We have established risk management and credit committees to manage our exposure to credit losses in each of these business operations. We have also established a central credit risk management committee to monitor the adequacy of loan loss reserves for our lending products and the valuation of credit sensitive securities. The central credit risk management committee implements changes that seek to balance our credit risk with our production, pricing and profitability goals.

Mortgage Loans

      We have two principal underwriting methods designed to be responsive to the needs of mortgage loan sellers: traditional underwriting and e-MITS underwriting. In 2001, we generated 78% of our mortgage loans through the e-MITS underwriting process. Through the traditional underwriting method, sellers submit mortgage loans that are underwritten by us in accordance with our guidelines prior to purchase. As discussed above in “Mortgage Banking Group,” e-MITS is our automated, Internet-based underwriting and risk-based pricing system. e-MITS enables us to more accurately estimate expected credit loss, interest rate risk and prepayment risk, so that we can acquire loans at prices that more accurately reflect these risks. Risk-based pricing is based on a number of borrower and loan characteristics, including, among other loan variables, credit score, occupancy, documentation type, purpose, loan-to-value ratio and prepayment assumptions based on an analysis of interest rates.

      Because our risk-based pricing models, including the risk-based pricing models utilized in e-MITS, are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary logic developed by us, and because the models cannot predict the effect of financial market and other economic performance factors, there are no assurances that our risk-based pricing models are a complete and accurate reflection of the risks associated with our loan products.

      We are also subject to fraud and compliance risk in connection with the purchase or origination of mortgage loans. Fraud risk includes the risk of intentional misstatement in property appraisals or other underwriting documentation. This risk is typically higher in the acquisition of a loan from a third party seller. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations, and to our standards.

      We mitigate fraud risk through a number of controls including, but not limited to, credit checks and reference checks to validate loan quality, and annual recertification of our third-party sellers. We address compliance risk with a quality control program through which we monitor the completeness of loan files throughout several stages of the loan process and identify corrective actions to be taken either by our third-party sellers or in-house origination staff. Lastly, we perform ongoing quality control reviews to ensure that purchased loans meet our quality standards. We also have the ability to require sellers to repurchase loans for representation and warranty violations. However, there is no guarantee the seller will have the financial capability to repurchase the loans.

Loan Sales and Qualifying Special Purpose Entities

      Loan sales and securitization transactions comprise a significant source of our overall funding. Such sales channels include whole loan sales, sales to the GSEs and private label securitizations. Private-label securitizations involve transfers of loans to off-balance sheet qualifying special purpose entities (“QSPEs”). In some transactions, we have retained a relatively small interest in securities issued by the QSPEs.

      We retain limited credit exposure from the sale of mortgage loans. First, we make standard representations and warranties to the transferee in connection with all such dispositions. These representations and warranties do not assure against credit risk associated with the transferred loans. If individual mortgage loans are found to have not fully satisfied the associated representations and warranties, we can be required to repurchase the loans from the transferee or we may make payments to settle such violations of these representations and warranties. We have established a reserve for losses that arise in connection with representations and warranties for loans sold. This secondary market reserve is included on the Consolidated Balance Sheet in other liabilities.

      Second, we occasionally retain non-investment grade securities and residuals that are created in a mortgage loan securitization. Residuals represent the first loss position and are not typically rated by a nationally recognized rating entity. Non-investment grade securities (below BBB) may or may not represent the second loss position, depending on the rating, but are typically subject to a disproportionate amount of the credit risk. See further discussion below under Securities Portfolio.

      See also “Note 13 — TRANSFERS AND SERVICING OF FINANCIAL ASSETS” in the accompanying notes to the consolidated financial statements for further disclosure of credit exposure associated with securitizations.

Securities Portfolio

      We have assumed a certain degree of credit risk in connection with our investments in investment and non-investment grade mortgage-backed securities and residual securities. These securities may be purchased from third party issuers or retained from our own securitization transactions. In general, non-investment grade securities bear losses prior to the more senior investment grade securities, therefore, these securities bear a disproportionate amount of the credit risk with respect to the underlying collateral. With regard to retained non-investment grade and residual securities, a value is calculated and assigned to these securities and (a) this value is reflected in the gain (or loss) on sale realized from the disposition of the mortgage loans and (b) the securities are initially reflected at this value on our balance sheet. The ultimate value of the security can be more or less than the calculated value assigned to it depending upon the credit performance, among other assumptions, of the mortgage loans collateralizing the securities. The security value may change from time to time based upon actual default and loss experience of the collateral pool, economic trends and other variables. Our non-investment grade securities and residual portfolio, of $48.4 million represented 1% of total assets and 6% of shareholders’ equity at December 31, 2001.

      Non-investment grade securities represent leveraged credit risk as they absorb a disproportionate share of credit risk as compared to investment grade securities. These securities are recorded on our books net of a discount or valuation allowance that is based upon, among other things, the estimated credit losses, expected prepayments, and coupons associated with these securities as estimated by internal loss models and/or perceived by the market. Our non-investment grade securities were recorded at a discount of $18.5 million to the securities’ face value and represents 78% of the face value of these securities at December 31, 2001. The adequacy of this discount is dependent upon how accurate our estimate is of both the amount and timing of the cash flows paid to the non-investment grade securities, which is primarily based upon our estimate of the amount and timing of credit losses and prepayments on the underlying loan collateral.

      Residual securities possess a greater degree of risk because they are relatively illiquid, represent the first loss position and require a higher reliance on financial models in determining their fair value. At December 31, 2001, our investment in residual securities totaled $43.1 million, which represented 1% of total assets and 5% of total shareholders’ equity. The collectibility of this fair value is dependent upon the discount rate used and the accuracy of our estimate of both the amount and timing of the cash flows paid to the residual securities, which are based primarily on our estimate of the amount and timing of credit losses on the underlying loan collateral and to a lesser extent prepayments on the underlying loan collateral. See “Item 7 — FINANCIAL CONDITION” for further discussion regarding the sale of residual securities at a cash gain in 2001.

Counterparty Risk

      In connection with our trading and hedging activities, we do business only with counterparties that are established, well-capitalized financial institutions. In addition, with respect to hedging activities on the pipeline of mortgage loans held for sale, we enter into “master netting” agreements with an independent clearing house known as MBSCC. This entity collects and pays daily margin deposits to minimize the risk associated with counterparty credit quality. We do not engage in any foreign currency trading. All interest rate hedge contracts are with entities (including their subsidiaries) approved by the Board of Directors and that generally must have a long term credit rating of “A” or better (by one or more nationally recognized credit rating agencies) at the time the relevant contract is consummated. Accordingly, we do not believe that we are exposed to more than a nominal amount of counterparty risk associated with our trading and hedging activities.

Builder Construction Loans

      The primary credit risks associated with builder construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which is the risk of affordability of financing by borrowers in a rising interest rate environment, product design risk, and risks posed by competing projects.

      We attempt to mitigate some of these risks through the management and credit committee review process and utilization of independent experts in the areas of environmental reviews and project market appraisals; however, there can be no assurance that this review process will fully mitigate the foregoing risks. In our experience, absorption rates of new single-family homes have been good in markets served by us. However, it is unclear whether the economic cycle in certain geographic markets has peaked, which may have an impact on new loan generation or timely payoff of existing loans. We employ geographic concentration limits and borrower concentration limits for builder construction lending, which should serve to mitigate some of the effects of a slowing economic cycle in some areas. Also, the majority of our builder construction lending commitments have personal or corporate guarantees. In addition, we expect as a result of the change in marketing strategy, discussed under Item 1, BUILDER FINANCE GROUP, that we will reduce our overall credit exposure on subdivision construction loans and increase production of permanent home mortgage loans generated by homebuilders.

LIQUIDITY RISK

General

      Our principal financing needs are to fund our acquisition of mortgage loans and our investment in mortgage loans and mortgage-backed securities. Our primary sources of funds to meet these financing needs include loan sales and securitizations, deposits, advances from the FHLB, committed borrowings and capital. Our ability to attract and maintain deposits and control our cost of funds has been, and will continue to be, significantly affected by market conditions.

      Our ability to maintain our borrowing facilities is subject to the renewal of such facilities, which all mature within the next 18 months. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance and changes in our credit rating, industry and market trends in our various businesses, the general availability of, and rates applicable to, financing and investments, these lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

      We are in compliance with all debt covenants and other terms of our credit arrangements. Such agreements include traditional terms and restrictions. For example, each of our collateralized borrowing facilities permits the lender or lenders thereunder to require us to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. At December 31, 2001 we had $2.0 billion in assets eligible to be pledged as additional collateral in the event that the value of pledged collateral declined. While there are no guarantees as to the market conditions that may affect our performance, based on current market conditions, we do not expect to fall out of compliance.

Loan Sales and Securitizations

      Our business model relies heavily upon the ability to sell the majority of the mortgage loans that we acquire within a short period after origination. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations.

      The key channels through which we sell mortgage loans are bulk sales of loan pools to GSEs that then securitize the loan pools in their own names, sales on a whole loan basis and the private securitization of loan pools, whereby the loans are sold to securitization trusts. In 2001, sales to the GSEs represented 62%, whole loan sales were 25% and private securitizations were 13% of total sales, respectively. We have ready access to all three of these distribution channels at this time; however, a disruption in this access could negatively impact our liquidity position and our ability to execute on our business plan. The secondary mortgage market is generally a very liquid market with continuing demand for mortgage-backed security issuances. If a temporary disruption to this market did occur, our depository structure provides us with the limited ability to hold mortgage loans on our balance sheet, somewhat mitigating this risk. In addition, we have substantial liquidity resources, $2.2 billion as of December 31, 2001, and the ability to raise additional funding. However at our current production levels, if the disruption were to last for more than a month or two, we would have to radically restructure our business to slow volume and would have difficulty sustaining our earnings performance as a significant portion of our earnings depend on our ability to sell our mortgage production.

      In connection with our private-label securitizations, we do not provide contractual legal recourse beyond standard representations and warranties to third party investors that purchase securities issued by the QSPEs beyond the credit enhancement inherent in any retained subordinated interest (i.e., retained non-investment grade and residual securities). A deterioration in the performance of our private-label securities could adversely impact the availability and pricing of future transactions. As of December 31, 2001, we believe the performance of the securities issued in our securitizations is sufficient such that it is unlikely our ability to issue securitizations will be negatively impacted.

CYCLICAL INDUSTRY

      The mortgage industry is a cyclical business that generally performs better in a low interest rate environment. As interest rates decrease, demand for mortgage loans increase. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for our loans. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in the mortgage loan volume.

LAWS AND REGULATIONS

      The banking industry in general is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS and the FDIC are primarily responsible for the federal regulation and supervision of the Bank and its affiliated entities. In addition to their regulatory powers, these two agencies also have significant enforcement authority that they can use to address unsafe and unsound banking practices, violations of laws, and capital and operational deficiencies. Further, the Bank’s operations are subject to regulation at the state level, including a variety of consumer protection provisions. Banking institutions also are affected by the various monetary and fiscal policies of the U.S. government, including those of the Federal Reserve Board, and these policies can influence financial regulatory actions. Accordingly, the actions of those governmental authorities responsible for regulatory, fiscal and monetary affairs can have a significant impact on the activities of financial services firms such as ours.

      In addition, we only recently became a regulated savings and loan holding company, and like all other newly-regulated holding companies, we are subject to enhanced OTS regulation and supervision for the first three years of our new regulatory status. Among other things, the Bank is required to hold substantially higher regulatory capital and as a new depository institution we may need to pay higher rates to attract deposits.

These conditions, among other things, may limit our balance sheet growth and can put us at a competitive disadvantage with our local and regional banking competitors. Moreover, we are substantially involved in the use of securitization and other structured finance techniques to raise funds and manage our balance sheet, and these activities also are subject to specific regulatory supervisory and capital requirements.

      See further information in “Item 1 — REGULATION AND SUPERVISION”.

ECONOMIC ENVIRONMENT

      A majority of our loan acquisitions are geographically concentrated in certain states, including California, New York, Florida and New Jersey. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues. Additionally, our mortgage loan and construction lending portfolios are somewhat concentrated geographically in California, at 50% and 65%, respectively, as of December 31, 2001 and may be materially and adversely impacted by a downturn in the California economy. Lastly, we could be adversely affected by economic downturns or business disruptions triggered by natural disasters or acts of war or terrorism.

BUSINESS EXECUTION AND TECHNOLOGY RISK

      Our business performance is highly dependent on solidly executing our mortgage banking business model. We must properly price and continue to expand our products, customer base and market share. In addition, the execution on our hedging activities is critical as we have significant exposure to changes in interest rates.

      We are highly dependent on the use of technology in all areas of our business and we must take advantage of the advances in technology to stay competitive. There are no guarantees as to our degree of success in anticipating and taking advantage of technological advances or if we will be more successful in the use of technology than our competitors.

GAIN ON SALE ACCOUNTING VERSUS FINANCING

      In connection with our loan sale process, we retain certain assets from private label securities and loan sales to the GSEs. The primary assets retained include mortgage servicing rights, and to a lesser degree, AAA-rated interest-only securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of the sale is recorded as a component of the gain on sale of loans. These capitalized assets receive cash flows over the life of the underlying loans.

      The method of accounting described above is in accordance with Generally Accepted Accounting Principles in the U.S. and is standard industry practice among securitizers of mortgage loans. Alternatively, such transactions may be negotiated, structured and accounted for as a “financing”. If treated as a financing, no gain on sale is recognized. Instead, the earnings on the loans in the trusts and the related financing costs from the issuance of debt securities are recognized over the life of the underlying pool of the loans. In this case, the loans would remain on our balance sheet and we would record a liability associated with the issuance of debt securities to investors. We believe gain on sale accounting is the most appropriate accounting method as it reflects the true economics of the transactions.

      There is much debate among industry analysts as to the merits of these two types of accounting treatments, resulting in a few financial institutions moving away from gain on sale accounting. If this trend accelerates, we may be forced to adopt accounting for these transactions as financings. While these two methods of accounting ultimately provide the same economic result over the long-term, a conversion to the financing method would result in lower earnings for the first few years of conversion. This would subsequently reverse, the timing of which would depend upon the volume of new debt security issuances relative to prior periods.

REGULATION AND SUPERVISION

GENERAL

      As a savings and loan holding company, IndyMac Bancorp is subject to regulation by the OTS under the holding company provisions of the federal Home Owners’ Loan Act (“HOLA”). As a federally chartered and insured stock savings association, the Bank is subject to regulation and supervision by the OTS, which is the primary federal regulator of savings associations, and the FDIC, in its role as federal deposit insurer. The primary purpose of regulatory examination and supervision is to protect depositors, financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies. The following summary is not intended to be a complete description of the applicable laws and regulations or their effects on us, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

HOLDING COMPANY REGULATION

      IndyMac Bancorp is classified as a unitary savings and loan holding company under the HOLA, meaning generally that it owns only one savings association. In contrast to bank holding companies, only limited restrictions apply to the business activities of a unitary savings and loan holding company and its non-savings association subsidiaries. Recently enacted federal legislation, known as the Gramm-Leach-Bliley Act (the “G-L-B Act”), imposes new activities restrictions upon newly registered unitary savings and loan holding companies that are not “grandfathered” under the G-L-B Act. All unitary savings and loan holding companies, however, are permitted generally to engage in “financial” activities as those activities are defined in the G-L-B Act. IndyMac Bancorp currently is in compliance with applicable G-L-B Act provisions governing the activities of unitary savings and loan holding companies. If the Bank fails to meet the Qualified Thrift Lender (“QTL”) test, as discussed under “Regulation of IndyMac Bank” below, IndyMac Bancorp will become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the Bank requalifies as a QTL within one year, will be required to register as a bank holding company and become subject to the restrictions applicable thereto under federal law.

      The Federal Reserve Act imposes quantitative and qualitative restrictions on certain transactions between a bank and its affiliates. Through the operation of the HOLA, transactions between a savings association and its “affiliates”, such as the extension of credit to an affiliate, purchase of or investment in securities of an affiliate, purchase of assets from an affiliate, or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate, are also subject to the restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and non-banking companies that are under common control with the savings association. In general, the restrictions of Sections 23A and 23B do not apply to transactions between a savings association and its subsidiaries. In addition to the restrictions under the Federal Reserve Act, the HOLA prohibits an insured savings association from (i) making loans or extending credit to any affiliate unless that affiliate is engaged solely in activities that the Federal Reserve Board has determined to be permissible for bank holding companies, or (ii) investing in shares issued by an affiliate other than a subsidiary of the savings association.

REGULATION OF INDYMAC BANK

General

      The Bank is regulated and regularly examined by the OTS and is required to file periodic reports with the OTS concerning its activities and financial condition. The OTS has substantial enforcement authority with respect to savings associations, including authority to bring enforcement actions against a savings association and any of its “institution-affiliated parties,” which term includes directors, officers, employees, controlling shareholders, agents and other persons who participate in the conduct of the affairs of the institution. This enforcement authority includes the ability to institute cease-and-desist proceedings, bring suspension, removal, prohibition and criminal proceedings against the institution, officers, directors and other “institution-affiliated parties,” or assess substantial civil money penalties. The FDIC also has “backup” enforcement authority over the Bank and has the power to terminate a savings association’s FDIC deposit insurance.

Qualified Thrift Lender Test

      Like all savings associations, the Bank is required to meet a QTL test to avoid certain restrictions on its operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on the ability of the Bank to branch interstate and IndyMac Bancorp’s mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently and expects to remain in compliance with QTL standards.

FHLB System

      The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a credit facility from which it may borrow, generally on a secured basis, in amounts determined by reference to available collateral. One-to-four family mortgage loans and AAA-rated agency mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may be accepted pursuant to FHLB policies and statutory requirements.

Federal Reserve System

      Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against certain transaction accounts, which are primarily interest-bearing and non-interest-bearing checking accounts. Because the required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is a reduction in an institution’s earning assets. The Bank is currently in compliance with all applicable Federal Reserve Board reserve requirements.

      Other regulations promulgated by the Federal Reserve Board, including regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, and availability of funds, also affect the business operations of the Bank.

Regulatory Capital Requirements

      OTS capital regulations require savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), less goodwill and other disallowed assets. An association’s ratio of Tier 1 core capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Tier 1 core capital generally is the sum of tangible capital less certain intangible assets, servicing assets, and investments. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity; qualifying noncumulative, nonredeemable perpetual preferred stock; and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

      The capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements for a savings association to be considered a “well-capitalized institution.” Most associations are expected to maintain the above-mentioned capital levels well above the minimum. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater. Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of allowance for loan losses, must be equal to at least 6% of risk-weighted assets. In addition, as a result of the acquisition of SGVB in July of 2000, the Bank was mandated by the OTS to hold Tier 1 core capital at 8% for three years following the consummation of the transaction and to maintain a well-capitalized risk-based capital position. The Bank currently meets all of the requirements of a “well capitalized” institution. However, the characterization of the Bank as “well-capitalized” by the OTS is for “prompt corrective action” purposes only and does not necessarily characterize the Bank’s financial condition.

      Additionally, during 2001 the OTS issued guidance for subprime lending programs (as defined for regulatory capital purposes) which requires a subprime lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for prime assets of a similar type. The Bank has proposed a method to conform to this guidance, which has been tentatively accepted by the OTS.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as well-capitalized at December 31, 2001.

	December 31, 2001

		Adjusted for Additional		IndyMac
	As	Subprime	Well-Capitalized	Required Capital
	Reported	Risk-Weighting	Minimum	First 3 years

Capital Ratios:
Tangible	9.16%	9.16%	2.00%	2.00%
Tier 1 core	9.16%	9.16%	5.00%	8.00%
Tier 1 risk-based	14.49%	13.74%	6.00%	6.00%
Risk-based	15.39%	14.59%	10.00%	10.00%

      The ratios above do not include $168 million of unleveraged and unencumbered capital at IndyMac Bancorp. Including the excess capital held by IndyMac Bank, we had $250 million total excess capital at December 31, 2001.

Interagency Rule Regarding Asset-Backed Securitizations

      In late 2001, the federal banking agencies, including the FDIC and OTS, issued a final rule related to recourse obligations, direct credit substitutes and residual interests in asset securitizations that expose banking organizations to credit risk. The new rules amend the agencies’ existing risk-based capital standards to:

(i) vary the capital requirements for securitization positions according to their risk level, using credit ratings from nationally recognized statistical rating organizations;

(ii) allow the limited use of a qualifying internal risk rating system for determining the capital requirements for certain unrated direct credit substitutes;

(iii) impose a concentration limit on the amount of credit-enhancing interest-only strips of 25% of Tier 1 Capital;

(iv) require dollar for dollar capital for residual interests that do not qualify for the ratings-based approach and are not deducted from Tier 1 Capital; and

(v) provide technical guidance to determine when certain provisions of securitizations such as representations and warranties, early default clauses, and clean-up calls constitute recourse arrangements.

      The new rules became generally effective on January 1, 2002 for all affected transactions consummated on or after that date, and will become effective on December 31, 2002 for all affected transactions consummated prior to January 1, 2002. IndyMac Bancorp, through the Bank and its other subsidiaries, engages in the securitization of mortgage-related assets, and purchases for its own account various kinds of mortgage-related securities. As a result, the federal banking agencies’ new capital regulations, when fully effective, will have an impact on the Bank, and indirectly IndyMac Bancorp. The following table shows the pro forma effect to the Bank’s capital ratios had the new rules been fully implemented as of December 31, 2001.

		Risk-	Risk-Based
	Risk-Based	Weighted	Capital
	Capital	Assets	Percentage

	(Dollars in thousands)
IndyMac’s regulatory balances as adjusted for subprime:	$697,000	$4,779,000	14.59%
Additional items to be incorporated pursuant to final rule:
Higher risk weighting for AAA-rated interest-only securities		177,000
Lower risk weighting for AA securities		(6,000)
Higher risk weighting for BBB securities		8,000
Deferred tax liability offset to residual securities	3,000
Estimated loans sold subject to new recourse treatment		26,000

Proforma risk-based capital ratios at December 31, 2001 assuming full adoption	$700,000	$4,984,000	14.04%
Well Capitalized risk-based capital level			10.00%

Excess over well capitalized			4.04%

      We believe that, under current regulations, the Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. However, the Bank’s regulatory capital ratios could be impacted by a number of factors, such as changes to applicable regulations, changes in the Bank’s mix of assets, interest rate fluctuations or significant changes in the economy in areas where the Bank has most of its loans. Any one of these factors could cause our actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of the Bank to meet its future minimum capital requirements.

Prompt Corrective Action

      The OTS regulations contain “prompt corrective action” provisions that require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank currently is “well capitalized.” However, the characterization of the Bank as “well capitalized” by the OTS is for “prompt corrective action” purposes only and does not necessarily characterize the Bank’s financial condition.

      In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

Liquidity Requirements

      As a result of recent statutory and regulatory changes, we are no longer required to maintain an average daily balance of liquid assets in excess of a specified limit set by the OTS, but we continue to be subject to the requirement that we maintain sufficient liquidity to ensure our safe and sound operation. Our policy is to maintain 3% of the previously defined regulatory liquidity base (previous quarters average daily balance of deposits and borrowings maturing within 12 months). The appropriate level of liquidity under the new standard will vary depending upon the types of activities in which we engage. We currently believe that our liquidity level is appropriate based upon our current activities and is consistent with the safe and sound operation of the Bank.

Insurance of Deposit Accounts

      Deposits of the Bank are presently insured by the Savings Association Insurance Fund (“SAIF”) up to $100,000 per depositor, which is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, a savings association’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. Assessment rates for SAIF member institutions are determined semiannually by the FDIC. In addition to the assessment for deposit insurance, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation (“FICO”) to service FICO debt incurred in the 1980s. The FICO rate is adjusted quarterly.

      Insurance of deposits may be terminated by the FDIC upon a finding that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Capital Distribution Regulations

      In addition to the prompt corrective action restriction on paying dividends described above, OTS regulations limit “capital distributions” by savings associations, which include, among other things, dividends and payments for stock repurchases.

      Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the proposed declaration of dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.

      An application to the OTS for specific approval to pay a dividend, rather than the notice procedure described above, is required if: (a) the total of all capital distributions made during a calendar year (including the proposed distribution) exceeds the sum of the institution’s year-to-date net income and its retained income for the preceding two years, (b) the institution is not eligible under OTS regulations for “expedited treatment” (which is generally available to institutions the OTS regards as well run and adequately capitalized), (c) the institution would not be at least “adequately capitalized” following the proposed capital distribution, or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OTS.

Community Reinvestment Act and the Fair Lending Laws

      Savings associations are examined under the Community Reinvestment Act (“CRA”) and related regulations of the OTS on the extent of their efforts to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act, together known as the “Fair Lending Laws”, prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. Enforcement of these regulations has been an important focus of federal regulatory authorities and of community groups in recent years. The Bank’s failure to comply with the provisions of CRA could, at a minimum, result in adverse action on branch and certain other corporate applications, and regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

      The Bank expects to be subject to its first CRA exam in March of 2002.

Financial Modernization Legislation

      The G-L-B Act, enacted in late 1999, is expected to have far-reaching impacts on the financial services industry. The G-L-B Act authorizes affiliations between banking, securities and insurance firms that were previously not permitted and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies and firms that are engaged in nonfinancial activities and prohibits the formation of new unitary holding companies by nonfinancial companies. Nevertheless, as confirmed in the OTS’s proposed rule of November 8, 2001, all savings and loan holding companies, subject to certain conditions, are authorized under the G-L-B Act to engage in the same financial activities as financial holding companies are permitted by the Federal Reserve Board, namely, activities that are “financial” in nature, “incidental” to a financial activity or “complementary” to a financial activity. The G-L-B Act also makes significant revisions to the FHLB System. These changes include a provision that makes FHLB membership voluntary for federal savings associations.

Privacy Protection

      The OTS has recently adopted regulations implementing the privacy protection provisions of the G-L-B Act. The regulations, which require each financial institution to adopt procedures to protect consumers’ and customers’ “nonpublic personal information,” became fully effective July 1, 2001. The Bank has implemented new policies and procedures protecting the privacy of its customers’ personal information. It is the Bank’s policy not to share customers’ information with any unaffiliated third parties, except as expressly permitted by law, or to allow third party companies to provide marketing services on the Bank’s behalf, or under joint marketing agreements between the Bank and other unaffiliated financial institutions. In addition to federal laws and regulations, the G-L-B Act also allows states to enact legislation that provides greater protection to consumers’ personal information than is provided under federal law. As a result, we are required to comply with any privacy requirements prescribed by California and other states in which the Bank does business that afford consumers with protections greater than those provided under the G-L-B Act.

FEDERAL AND STATE INCOME TAX CONSIDERATIONS

GENERAL

      We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

PRIOR REAL ESTATE INVESTMENT TRUST (“REIT”) STATUS

      Through December 31, 1999, IndyMac Bancorp elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac Bancorp was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac Bancorp’s shareholders. On December 14, 1999, the shareholders of IndyMac Bancorp approved the conversion of IndyMac Bancorp from a REIT to a fully taxable entity, effective January of 2000.

      Following its conversion to a fully taxable entity, IndyMac Bancorp will not be eligible again to elect REIT status until 2005 (the fifth taxable year that begins after the year for which IndyMac Bancorp’s election was terminated) unless certain relief provisions apply. We presently have no intention of re-applying for REIT status.

      Through 1999, IndyMac, Inc. (see “Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the accompanying notes to the consolidated financial statements of IndyMac) was not a qualified REIT subsidiary and was not consolidated with IndyMac Bancorp for either tax or financial reporting purposes. IndyMac, Inc.’s earnings, unlike IndyMac Bancorp’s own “stand-alone” earnings, have always been subject to applicable federal and state income taxes. As a result of IndyMac Bancorp’s purchase in January of 2000 of the common stock of IndyMac, Inc. not previously owned by IndyMac Bancorp, IndyMac, Inc. became a wholly owned subsidiary of IndyMac Bancorp and is consolidated with IndyMac Bancorp from that date forward for tax and financial reporting purposes.

CALIFORNIA TAX

      As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, we are subject to California franchise tax at the rate applicable to “financial corporations.” The applicable tax rate is the rate on general corporations (currently 8.84%) plus 2%, for a total of 10.84%.

SUBSIDIARIES AND QUALIFYING SPECIAL PURPOSE ENTITIES

      The following organizational chart and discussion summarizes our business structure, and the purpose and status of each of our subsidiaries and affiliated entities.

HOLDING COMPANY SUBSIDIARIES

      IndyMac Intermediate Holdings, Inc. (“IndyMac Intermediate”), formerly known as SGVB, was retained as a separate corporate entity with no activities or assets independent of IndyMac Bank following IndyMac Bancorp’s acquisition of SGVB to preserve any “grandfathered” regulatory rights to a unitary savings and loan holding company SGVB may hold. IndyMac Intermediate is a wholly owned subsidiary of IndyMac Bancorp.

      IndyMac Bank, F.S.B. conducts the vast majority of our business. It is a wholly owned subsidiary of IndyMac Intermediate. Our mortgage banking operations and our consumer banking operations are conducted through the Bank. Additionally, a majority of our investment portfolio and builder construction lending is managed at the Bank, while the remainder is managed at IndyMac Bancorp, Inc.

      IndyMac Capital Trust I was created to issue preferred securities to investors. The assets in this trust consist solely of $182.8 million of subordinated debentures issued by IndyMac Bancorp, Inc.

      Assets and liabilities held by these subsidiaries totaled $7.3 billion and $6.4 billion, respectively, at December 31, 2001, which are included in the consolidated financial statements of IndyMac contained herein.

INDYMAC BANK SUBSIDIARIES

      IndyMac Bank has created certain other subsidiaries to perform specific business activities on behalf of the Company, which are summarized below.

      IndyMac Holdings Trust is a pass-through entity that has purchased interest rate caps, the proceeds of which are pledged to certain Net Interest Margin (“NIM”) trusts. See the discussion of NIM trusts below under QUALIFYING SPECIAL PURPOSE ENTITIES.

      IndyMac Financial Services provides insurance and investment products on a broker only basis through the Bank’s branches.

      IndyMac ABS, Inc. is a pass-through entity that facilitates the securitization of sub-prime residential mortgage loans originated or purchased by the Bank, while IndyMac MBS, Inc. facilitates the securitization of prime residential mortgage loans.

      IndyMac Mortgage Obligations, Inc. and IndyMac Mortgage Obligations II, Inc. function solely to hold mortgage loans that serve as collateral for various series of collateralized mortgage obligations issued by IndyMac Bancorp, Inc. in 1985 and 1987, and 1993 and 1996, respectively.

      IndyMac CLCA SPC I, Inc. holds residential real estate construction loan collateral that supported a commercial paper financing facility that was restructured in 2001. The Company plans to move the collateral to the Bank and at that time this entity will no longer be active.

      Assets and liabilities held by these subsidiaries totaled $175.4 million and $149.1 million, respectively, at December 31, 2001, which are included in the consolidated financial statements of IndyMac contained herein.

INACTIVE SUBSIDIARIES

      In addition to the above active subsidiaries, we have certain other subsidiaries which are not currently engaged in any business activities and do not hold any assets or liabilities. These inactive subsidiaries include IndyMac Escrow Company, Inc., IndyMac Agency, Inc., PP/OG LLC, IndyMac SPC II, Inc., IndyMac Capital Trust II, IndyMac Capital Trust III, and IndyMac Capital Trust IV.

QUALIFYING SPECIAL PURPOSE ENTITIES (“QSPEs”)

      In conjunction with securitization transactions, trusts are created in the form of off-balance sheet QSPEs. Loans sold in private-label securitizations are transferred into these trusts, which in turn securitize the loans and sell them to investors. We carry no contractual obligation related to these trusts or the loans sold to them, except for the standard representation and warranties made in conjunction with private-label securitizations. Furthermore, we have no direct or contingent liability related to the trusts, and provide no guarantees to investors with respect to cash flow or performance for these trusts. We periodically retain an interest in these QSPEs in the form of credit-enhancing securities. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. See further discussion related to retained assets in “Note 13 — TRANSFERS AND SERVICING OF FINANCIAL ASSETS” in the accompanying notes to the consolidated financial statements of IndyMac.

      In addition to the above loan securitization trusts, we created three NIM Trusts during the year ended December 31, 2001. NIM trusts are created for the securitization of residual securities from prior or recently completed securitization transactions. NIM trusts issue bonds to outside investors secured by the residual securities we contribute to the trusts. The cash proceeds from the sale of the NIM bonds to investors are paid to us by the NIM trusts as payment for the residual securities. The NIM bonds are obligations of the NIM trusts and are collateralized only by the residual securities. We are not obligated to make any payments on the bonds. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140. At inception, the outside investors have the majority interest in the fair value of the residual securities. We retained interests in these assets of 7.8%, which was valued at $5.7 million at December 31, 2001. Our retained interests are included as a component of mortgage-backed securities available for sale on the consolidated balance sheet of IndyMac. We will begin receiving cash flows from our retained residual interests once the bonds issued to the investors are fully paid off. We estimate we will begin to receive these cash flows near the end of 2003. At December 31, 2001, these trusts held $73.5 million in assets.

EMPLOYEES

      As of December 31, 2001, we had 2,391 employees. We believe that we have generally good relations with our employees. Our employee turnover in 2001 was 27%.

ITEM 2.     PROPERTIES

      Our significant leased properties are as follows:

		Approximate	Principal Lease
Purpose	Location	Square Feet	Expiration

Corporate Headquarters/ Administration	155 North Lake Pasadena, CA	192,400	2010
Mortgage Banking Group Headquarters	3465 Foothill Blvd Pasadena, CA	141,800	2011
B2C Headquarters and Operations	Irvine, CA	63,000	2004
Home Loan Servicing	Kalamazoo, MI	33,000	2003
Regional Mortgage Banking Center	Sacramento, CA	27,000	2006
Regional Mortgage Banking Center	Marlton, NJ	22,000	2006
Regional Mortgage Banking Center	Atlanta, GA	22,000	2006
Consumer Banking Operations	4 locations in Southern California	20,000	2003 – 2010

      In addition to the above leased office space, we acquired five buildings in our acquisition of SGVB. These buildings are located in Southern California and are used as bank branches. The buildings total approximately 61,000 square feet.

ITEM 3.     LEGAL PROCEEDINGS

      We have certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on our results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2001.

PART II

ITEM 5.     MARKET FOR INDYMAC BANCORP INC.’S STOCK AND RELATED SECURITY HOLDER MATTERS

      IndyMac Bancorp Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “NDE.”

      The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of IndyMac Bancorp Inc.’s common stock for the years ended December 31, 2001 and 2000.

	2001		2000

	High($)	Low($)	High($)	Low($)

First Quarter	30.00	23.45	15.44	10.38
Second Quarter	30.00	21.69	15.00	12.00
Third Quarter	28.92	21.37	21.44	13.31
Fourth Quarter	28.95	20.00	30.44	17.69

      We have not paid cash dividends on our common stock since the third quarter of 1999. In connection with our conversion to a fully taxable entity effective January of 2000, the Board of Directors of IndyMac adopted a policy of not paying cash dividends for the foreseeable future.

      During the years ended December 31, 2001 and 2000, we repurchased 3.4 million and 13.9 million shares, respectively.

      As of February 25, 2002, 60,191,134 shares of IndyMac Bancorp Inc.’s common stock were held by 2,697 shareholders of record.

ITEM 6.     SELECTED FINANCIAL DATA(1)

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share data)
Operating Results for the Year
Interest income	$544,940	$442,750	$356,555	$541,583	$360,901
Interest expense	340,941	283,355	185,623	355,359	242,372

Net interest income before provision for loan losses	203,999	159,395	170,932	186,224	118,529
Provision for loan losses	22,022	15,974	16,446	35,892	18,622
Net gain (loss) on sale of loans and securities, net	236,541	124,054	(10,010)	(28,964)	2,205
Other income (loss), net	80,999	69,623	3,944	(60)	6,110
Equity in earnings (loss) of IndyMac, Inc.	—	—	2,109	(58,232)	18,414

Net revenues	499,517	337,098	150,529	63,076	126,636
Salaries, general and administrative	282,371	177,761	34,600	29,286	21,935
Non-recurring and other charges (income)	(778)	18,257	—	—	—
Trust preferred expense	1,377	—	—	—	—
Management fees to affiliate	—	—	—	—	4,406
Buy-out of management contract	—	—	—	—	76,000

Total expenses	282,970	196,018	34,600	29,286	102,341

Earnings before provision for income taxes	216,547	141,080	115,929	33,790	24,295
Provision for income taxes	89,974	23,154	—	—	—

Earnings before cumulative effect of a change in accounting principle	126,573	117,926	115,929	33,790	24,295
Cumulative effect of a change in accounting principle	(10,185)	—	—	—	—

Net earnings	$116,388	$117,926	$115,929	$33,790	$24,295

Pro forma provision for income taxes(2)			48,373

Pro forma net earnings(2)			$67,556

Per Share Data
Basic earnings per share before cumulative effect of a change in accounting principle(2)	$2.07	$1.73
Diluted earnings per share before cumulative effect of a change in accounting principle(2)	$2.00	$1.69
Pro forma basic earnings per share(2)			$0.87
Pro forma diluted earnings per share(2)			$0.86
Dividends declared per share	$—	$—	$1.36	$1.79	$1.79
Book value per share at December 31	$14.00	$11.71	$11.02	$11.01	$11.11

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share data)
Average Common Shares (in thousands)
Basic	60,927	68,343	77,596	69,983	56,125
Diluted	63,191	69,787	78,290	70,092	56,454
Shares Outstanding at December 31 (in thousands)	60,366	62,176	75,077	74,694	63,352
Balance Sheet Data at December 31
Mortgage-backed and investment securities	$1,564,359	$1,154,303	$471,231	$235,032	$558,445
Loans held for sale, net	2,080,763	1,420,772	615,243	1,555,656	1,458,271
Loans held for investment, net	2,938,657	2,560,885	2,428,098	2,722,398	3,535,785
Mortgage servicing rights	321,316	211,127	—	—	—
Total assets	7,497,311	5,740,204	3,726,522	4,851,152	5,849,110
Deposits	3,238,864	797,935	—	—	—
Advances from Federal Home Loan Bank	1,999,378	1,264,457	—	—	—
Borrowings	1,053,670	2,850,189	2,863,973	3,986,390	5,107,698
Trust preferred stock	116,287	—	—	—	—
Shareholders’ equity	845,138	727,893	827,530	822,103	703,894
Performance Ratios
Return on average equity	15.3%	14.5%	7.9%	4.0%	4.0%
Return on average assets	1.6%	2.4%	1.5%	0.5%	0.5%
Average equity to average assets	10.7%	16.6%	21.8%	12.9%	12.9%
Equity to total assets at year end	11.3%	12.7%	22.2%	16.9%	12.0%
Dividend payout ratio	0.0%	0.0%	91.8%	371.3%	415.9%

(1)	For the years ended December 31, 2001 and 2000, the consolidated financial statements include the accounts of IndyMac Bancorp and its wholly owned subsidiary, IndyMac Bank. Prior to January of 2000, one of IndyMac’s subsidiaries, IndyMac, Inc. was not consolidated with IndyMac Bancorp for financial reporting or tax purposes, but was accounted for under the equity method. Effective January of 2000, IndyMac Bancorp purchased all of IndyMac, Inc.’s outstanding common stock. Beginning January of 2000, IndyMac, Inc. was consolidated into the financial statements of IndyMac Bancorp as a wholly owned subsidiary.

(2)	In accordance with Securities and Exchange Commission Staff Accounting Bulletin 55, (“SAB 55”), historical net income for 1999 has been adjusted for the pro forma provision for income taxes calculated assuming IndyMac was subject to income taxation. Pro forma earnings per share are similarly presented for the year ended December 31, 1999, reflecting the pro forma effect to the change in IndyMac’s taxable structure to a fully taxable entity effective in January of 2000. In accordance with SAB 55, historical net income per share is not presented, as it is not meaningful based upon IndyMac’s conversion from a non-taxable REIT to a fully taxable entity effective January of 2000.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Item 1 — BUSINESS” for further description of forward-looking statements.

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

OVERVIEW

      We are a leading mortgage banking company. We serve a wide range of customers including consumers, mortgage brokers, mortgage bankers, community financial institutions, homebuilders and real estate professionals. We offer a wide range of home mortgage products using a technology-based approach. To manage our various operations, we have aligned our business into three reportable operating segments: Mortgage Banking, Investment Portfolio and Builder Finance. See “Item 1 — BUSINESS” for further description of these operating segments.

CRITICAL ACCOUNTING POLICIES

      A critical accounting policy is one that both is very important to the portrayal of our financial condition and results of operations, and requires difficult and complex judgments. These judgments are difficult and complex because they rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of all assets subject to mark-to-market requirements or other internal valuation or estimation techniques. Such items considered included mortgage loans held for sale (“LHFS”), mortgage-backed securities (including derivative financial instruments), mortgage servicing rights, the allowance for loan losses and the secondary market reserve.

      We believe our most critical accounting policies relate to assets that are highly dependent on internal valuation models and assumptions, as well as our allowance for loan losses and our secondary market reserve. Such items include the following:

•	AAA-rated interest-only securities

•	Mortgage servicing rights

•	Non-investment grade securities and residuals

•	Allowance for loan losses

•	Secondary market reserve

      With the exception of the allowance for loan losses, these assets are generally created in connection with the loan sale and securitization process. The allocated cost of the retained assets at the time of the sale is recorded as a component of the gain on sale of loans. We recognized a total of $229.4 million in gain on sale of loans during the year ended December 31, 2001 and included as a component part of this gain is the fair value of such retained assets totaling $263.3 million. Such retained assets were comprised primarily of mortgage servicing rights at 86%, and to a much lesser degree, AAA-rated interest-only securities and non-investment grade securities and residuals.

      We do not consider our accounting for loans held for sale, rate lock commitments and the related hedges as a critical accounting policy. The valuation of these items is not overly complex as there is sufficient market data readily available to price these items and they are not subject to complex assumptions and valuation models as are some of our other assets. There is a risk that at times we might not achieve fair value hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, for a portion of our loans held for sale for which we do not meet the required hedge correlation tests. This could cause some temporary fluctuations in our reported income but not in the ultimate economic results.

The fluctuation in our reported income if hedge accounting was not achieved would be over a very short period as we sell our loans on average in 60 days and the economic effect of both the hedges and loans would be recorded once the sale was completed. In addition, any imprecision in valuation of these items would be adjusted and recorded in a short period through our gain on sale margin once the sale of the loans was completed.

      Fair values for these assets are determined by using available market information, historical performance of the assets underlying collateral and internal valuation models as appropriate. The reasonableness of fair values will vary depending upon the availability of third party market information, which is a function of market liquidity of the asset being valued. In connection with our mortgage banking and investment portfolio operations, we invest in assets created from the loan sale and securitization process, for which markets are relatively illiquid. As a result, the valuation of these assets is subject to our assumptions about future events. These assets include AAA-rated interest-only securities, mortgage servicing rights, non-investment grade securities and residuals. As the number of variables and assumptions used to estimate fair value increase and as the time period increases over which the estimates are made, such estimates will likely change in a greater number of periods, potentially adding volatility to our valuations and financial results.

      While the assets created from our loan sale and securitization process referred to above can present certain volatility to the financial statements, as discussed below, we have multiple levels of controls in place to mitigate such risk and concentration limits on investments in these assets. For perspective, the following table summarizes all assets reported either at fair value or lower of cost or fair value (including assets subject to internal valuation models) and the method by which we value such assets.

	As of December 31, 2001

		Weighted	% of	Accounting
	Fair Value	Average Life (years)	Total Assets	Treatment(1)

	(Dollars in thousands)
Internal Valuation with Third Party Values Obtained
Mortgage Banking
Loans held for sale (including fair value of rate lock commitments)	$2,062,639	0.15	27.5%	FV-P&L
Hedges on LHFS (Forward agency sales)	18,124	0.15	0.2%	FV-P&L
Investment Portfolio
AAA-rated non-agency securities	1,170,960	3.99	15.6%	FV/OCI
AAA-rated agency securities	89,752	4.60	1.2%	FV/OCI
Other investment grade securities	40,042	6.37	0.5%	FV/OCI
Servicing and Interest Only hedges
Interest rate caps (Libor/Swaps)	8,761	2.22	0.1%	FV-P&L
Interest rate floors (Libor/Swaps)	36,925	3.30	0.5%	FV-P&L
Interest rate futures (Treasury/ Agency)	1,525	0.20	0.0%	FV-P&L
Interest rate swaps (Libor/Swaps)	4,875	9.96	0.1%	FV-P&L
Liability Swaps	1,647	2.46	0.0%	FV/OCI

Sub total	$3,435,250		45.7%

Internal Valuation with Periodic Third Party Reviews
Mortgage servicing rights	$321,316	4.52	4.3%	LOCOM
Other non-investment grade securities	5,282	7.16	0.1%	FV/OCI
Non-investment grade residual securities	43,123	3.27	0.6%	FV/OCI

Sub total	369,721		5.0%

Internal Valuation Only
AAA-rated interest-only securities	$211,104	4.74	2.8%	FV-P&L
AAA-rated principal-only securities	4,096	5.41	0.1%	FV-P&L

Sub total	215,200		2.9%

Total	$4,020,171		53.6%

(1)	Accounting treatment labeled “FV” means that these assets are recorded at fair value, “P&L” means that the change in fair value is recorded in the income statement, whereas, “OCI” means that the change in fair value is recorded in a separate section of shareholders’ equity under other comprehensive income. “LOCOM” means that these assets are recorded at the lower of cost or fair value.

      As presented above, of the 53.6% of our assets derived from internal valuation models, 95% is subject to a third party review. Such third party reviews have included the review of our models or our asset valuations by industry specialists. While such reviews do not coincide with year-end reporting cutoffs, they are obtained on a periodic basis (at least annually) and serve as a critical internal control for mitigating the risk of inappropriate valuations.

AAA-RATED INTEREST-ONLY SECURITIES

      AAA-rated interest-only securities are created upon the sale of loans through private-label securitizations or, to a much lesser degree, purchased from third party issuers. The asset value represents the present value of the estimated future cash flows to be received from the excess spread created in the securitization transaction. Future cash flows are estimated by taking the coupon rate of the loans collateralizing the transaction less the interest rate (coupon) paid to the investors less contractually specified servicing and trustee fees, after giving effect to estimated prepayments of the underlying loans. These securities are exposed to very low credit risk as they are AAA-rated, however their interest rate risk is significant.

      AAA-rated interest-only securities are classified as trading and are therefore carried at fair value with changes in fair value recorded through earnings. Valuation changes, net of related hedges, are included in “Gain (loss) on mortgage-backed securities, net” in the Consolidated Statements of Earnings of IndyMac. We use a third party model and an option adjusted spread (“OAS”) valuation methodology to value these securities. The key assumptions include prepayment rates based on collateral type and the option adjusted spreads. Based on these assumptions, our model calculates implied discount rates, which we compare to market discount rates and risk premiums to determine if our valuations are reasonable.

      In addition to considering actual prepayment trends, prepayment rates are determined utilizing four factor prepayment models. These factors include:

1) Coupon rate. The interest rate the borrower is currently paying relative to current market rates for that type of loan is the primary predictor of the borrower’s likelihood to prepay. We assume that a borrower’s propensity to prepay increases as the difference between the borrower’s loan rate and the current market rates increase.

2) Seasoning. Based on prepayment curves (“PSA”) and other studies performed by industry analysts of prepayment activity over the life of a pool of loans, a pattern was identified whereby prepayments typically peak in years 1 to 3, consistent with borrower moving habits.

3) Seasonality. Seasonality is associated with the time of the year that prepayments occur. All else being constant, prepayments tend to be higher in summer months due to borrowers’ tendency to move outside of the school year and lower in winter months due to the holiday season.

4) Burn out. Burn out is associated with a pool of mortgage loans, which has endured a variety of high prepayment environments such that it may be assumed that the remaining borrowers are insensitive to any subsequent decline in interest rates. Consequently, all else being equal, projected prepayment speeds for such a pool of loans would be lower than a newly originated loan pool with comparable characteristics.

      As cash flows must be estimated over the life of the pool of mortgage loans underlying the AAA-rated interest-only securities, assumptions must be made about the level of interest rates over that same time horizon, which is primarily 5 years, as these securities have a weighted average life of approximately that period. We utilize a credit spread over the market LIBOR/swap forward curve to estimate the level of mortgage interest rates over the life of the pool of loans. We believe a forward curve, as opposed to a static curve, incorporates the market perception about expected changes in interest rates and provides a more realistic estimate of lifetime interest rates and therefore prepayment rates. As of December 31, 2001, the 10-year LIBOR/swap forward curve was upward sloping over a five year period, which results in our estimate of prepayment rates decreasing over the life of the loans.

      The discount rate represents the implicit yield a knowledgeable investor would require to purchase or own the projected cash flows. Using an OAS model, embedded options and other cash flow uncertainties are quantified across a large number of hypothetical interest rate environments. The OAS is essentially the credit spread over the risk free rate after the option costs (i.e., hedge costs) are removed. Overall, we evaluate the reasonableness of the discount rate based on the spread over the risk free rate (i.e., duration adjusted LIBOR securities) relative to other cash flow sensitive investments with higher and lower risk profiles.

MORTGAGE SERVICING RIGHTS

      Mortgage servicing rights (“MSRs”) are created upon the sale of loans to GSEs, private-label securitizations, and occasionally, from the sale of whole loans. We also purchase MSRs from time to time from third parties. The asset value represents the present value of future cash flows to be received by us as servicer of the loans. In general, future cash flows are estimated by projecting the service fee, plus late fees, plus reinvestment income associated with interest earned on “float”, less guarantee fees on agency portfolios less cost to reimburse investors for compensating interest associated with the early pay off of loans, less the market cost to service the loans, less mortgage insurance premiums (if applicable), after giving effect to estimated prepayments.

      MSRs are recorded at the lower of amortized cost or fair value with valuation changes, net of hedges, reported in service fee income in the Consolidated Statements of Earnings of IndyMac. We use a third party valuation model and a combination of OAS and static discount rate methodologies to value these assets (we use static models on collateral types such as ARM and subprime loans as we believe they are more appropriately valued using this methodology as prepayments on these collateral types are less dependent on interest rate changes). The key assumptions include prepayment rates and, to a lesser degree, reinvestment income and discount rates. Prepayment speeds and OAS discount rates are determined using the same methodology described above for AAA-rated interest-only securities.

      Reinvestment income represents the interest earned on custodial balances. Custodial balances are generated from the collection of borrower principal and interest and escrow balances which we hold on deposit for a short period until the monthly remittance requirement to the trustee. Reinvestment income is reduced by compensating interest, or “interest short”, which we must pay to investors associated with the early payoff of loans under the terms of the related pooling and servicing agreements. Our estimate of reinvestment income is a function of float, which is derived from our estimate of prepayment speeds, and an estimate of the interest rate we will earn by temporarily investing these balances. The reinvestment rate is typically based on the Federal Funds rate and we factor in the market forward curve to derive a long-term estimate.

      The valuation of MSRs include numerous assumptions of varying lower sensitivities in addition to the assumptions discussed above. For example, other assumptions include, but are not limited to, market cost to service, prepayment penalties, delinquencies and the related late fees and escrow balances. We believe our valuation as of December 31, 2001 of MSRs was reasonable given market conditions at December 31, 2001 and semi-annual third party valuations obtained from servicing brokers.

NON-INVESTMENT GRADE SECURITIES AND RESIDUALS

General

      Non-investment grade securities and residuals are created upon the issuance of private-label securitizations and purchased from third parties. Non-investment grade securities (below BBB) represent leveraged credit risk as they typically may absorb a disproportionate amount of the credit risk as they incur credit losses before senior or other investment grade securities. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The asset value of residuals represents the present value of expected future cash flows to be received by us from the excess spread created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors less contractually specified servicing and trustee fees, after giving effect to estimated prepayments and credit losses.

      Cash flows are also dependent upon various restrictions and conditions specified in each transaction. For example, typically residual securities are not entitled to any cash flows unless an over-collateralization (“OC”) account has reached a certain level. The OC in an account represents the difference between the bond balance and the collateral underlying the security. A sample OC structure may require 2% of the original collateral balance for 36 months. At month 37, it may require 4%, but on a declining balance basis. Due to prepayments, that 4% requirement is generally less than the 2% required on the original balance. In addition, the transaction may include an OC trigger event. This is where certain circumstances arise, which require the OC to be increased or decreased. An example of such a trigger event is delinquency rates or cumulative losses on the underlying collateral that exceed stated levels. If OC targets are not met, all cash flows that would otherwise flow to the residual security would be held by the trustee until such targets are met. A delay or reduction in the cash flows received will result in a lower valuation of the residual.

      Non-investment grade securities and residuals are classified as available for sale and are therefore recorded at fair value. Any changes in the fair value of these securities are reported as a separate component of shareholders’ equity on our Consolidated Balance Sheets as accumulated other comprehensive income (loss), net of applicable taxes. At least quarterly, we evaluate the carrying value of these assets in light of the actual performance of the underlying loans. If fair value is less than amortized cost and the estimated undiscounted cash flows have decreased compared to the prior period, the impairment is recorded through earnings. We use a third party model, using the “cash out” method (this method reflects when we receive the cash which may be later than when the trust receives the cash), to value these securities. This model takes into consideration the cash flow structure specific to each transaction (i.e., OC requirements, trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates.

Loss Estimates

      A proprietary loss estimation model is utilized to project credit losses. This model was developed utilizing our actual loss experience for prime and subprime loans and the modeling logic has been reviewed for propriety by a third party specialist in this area who has determined that the model has statistical significance. The expected loan loss is a function of loan amount, conditional default probability and loss severity. Characteristics that impact default probability vary depending on loan type and current delinquency status, but generally include borrower’s credit score, loan to value ratio, loan amount, debt to income ratio and loan purpose, among other variables. Characteristics that impact loss severity include unpaid principal balance, loan to value, days to liquidation, mortgage insurance status, cash out versus no cash out financing and primary residence status. The loss estimation model also includes conditional default curves, which relate to the expected timing of the estimated loss. In our experience, default probabilities generally reach a peak within two to three years and become less likely after four to five years. While there can be no assurance as to the accuracy of the model in predicting losses, we and a third party specialist have “back tested” our model and have validated the model’s default probability logic. Periodically, the model is updated and recalibrated based on our on-going actual loss experience.

Prepayment Speeds

      We estimate prepayments on a transaction by transaction basis and consider actual prepayment activity for the last three and twelve months and prepayments from inception to date for the collateral pool. We also consider the current interest rate environment, the market forward curve projections and prepayments estimated on similar collateral pools where we own mortgage servicing rights. Increasing prepayments tend to benefit the valuation of non-investment grade securities as the projected loss gets reduced due to the shorter loan life. However, increasing prepayments may reduce the value of residual securities since these securities represent excess spread on the underlying collateral. Higher prepayments reduce the life of the residual and total cash flows resulting in a reduction in the fair value of the residual.

Discount Rates

      Static discount rates are determined based on a number of factors, including but not limited to the collateral type and quality, structure of the transaction, market interest rates and our ability to generate an appropriate after tax return on equity given the other valuation assumptions and resulting projected cash flows. As described above under Critical Accounting Policies — Mortgage Servicing Rights, as the underlying collateral is substantially subprime, we do not use an OAS methodology to determine discount rates. We also review the discount rates used by other investors for similar securities to evaluate the appropriateness of our assumption. As non-investment grade securities and residuals are our highest risk profile asset, and liquidity is generally the lowest for these assets on a duration adjusted basis, the spread over the risk free rate is also the highest of all cash flow sensitive assets.

ALLOWANCE FOR LOAN LOSSES

      We utilize several methodologies to estimate the adequacy of the allowance for loan losses (“ALL”) and to ensure that the allocation of the ALL to the various portfolios is reasonable given current trends and the economic outlook. In this regard, we segregate assets into homogeneous and heterogeneous pools of assets.

      Homogeneous pools of assets exhibit similar characteristics and, as such, can be evaluated as pools of assets through the assessment of default probabilities and corresponding loss severities. Our homogeneous pools include residential mortgage loans, manufactured home loans and home improvement loans. The estimate of the allowance for loan losses for homogeneous pools is based on the application of four methodologies:

1) Internal loan loss estimation model — This model estimates losses based on several key loan characteristics. For further discussion regarding this model, see the previous section entitled NON-INVESTMENT GRADE SECURITIES AND RESIDUALS-Loss Estimates.

2) Portfolio level delinquency migration analysis — This analysis produces a range of projected losses based on current loss severities and the proceeding 12 months of delinquency migration rates.

3) Delinquency trend analysis — This analysis provides the basis for estimating the direction of NPA and loss severity levels into future periods.

4) Historical loss analysis — This analysis compares the level of allowance to the historical losses actually incurred in prior years.

      Our heterogeneous loans, including the builder construction, consumer construction and income property loans, cannot be evaluated in the same manner as the homogeneous loans. Heterogeneous loans generally carry higher balances and involve unique loan characteristics that cannot be evaluated solely through the use of default rates, loss severities and trend analysis.

      To estimate an appropriate level of ALL for the heterogeneous portfolios, we constantly screen the portfolios on an individual asset basis to classify problem credits and to estimate potential loss exposure. In this estimation, we determine the level of adversely classified assets (see classification criteria below) in a portfolio and the related loss potential and extrapolate the weighting of those two factors across all assets in the portfolio.

      Our asset classification methodology was designed in accordance with guidelines established by our supervisory regulatory agencies as follows:

•	Pass — Assets classified Pass are assets that are well protected by the net worth and paying capacity of the borrower or by the value of the asset or underlying collateral.

•	Special Mention — Special Mention assets have potential weaknesses that require close attention, but have not yet jeopardized the timely repayment of the asset in full.

•	Substandard — This is the first level of adverse classification. Assets in this category are inadequately protected by the net worth and paying capacity of the borrower or by the value of the collateral. Substandard assets are characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected.

•	Doubtful — Assets in this category have the same weaknesses as a Substandard asset, with the added characteristic that based on current facts, conditions and values, liquidation of the asset in full is highly improbable.

•	Loss — Assets in the Loss category are considered uncollectible and of such little value that the continuance as an asset, without establishment of a specific valuation allowance is not warranted.

      In addition to the use of asset classification to estimate our ALL amount, we utilize a second methodology for the builder construction portfolio that provides a comparative analysis between the thrift industry’s worst year of losses in the last ten years and our current loss experience adjusted for trends in delinquency, portfolio composition, underwriting standards and market conditions. The asset classification methodology and this methodology have provided similar results in the past.

SECONDARY MARKET RESERVE

      As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase certain loans or make certain payments to settle breaches of our standard representations and warranties made as part of the loan sales or securitizations. To estimate the loss exposure on these repurchases and claims, the loss exposure on completed repurchases and pending claims/ repurchase requests is used to determine an estimated loss rate on loan sales. As the probability of loan defaults is highest during the first three years subsequent to loan origination, the estimated loss rates are applied to loans sold over a rolling three-year period. The reserve is based on estimated losses on actual pending claims and repurchase requests and based on the estimated loss rate considering loan sales volume and loan sales distribution channels. An increase to this allowance is recorded as a reduction to the gain on sale of loans in the Consolidated Statements of Earnings and the corresponding reserve is recorded in other liabilities in the Consolidated Balance Sheets. At the time we repurchase a loan, the estimated loss on the loan is charged against this reserve and recorded as a reduction to the basis of the loan.

PRO FORMA CONDENSED FINANCIAL STATEMENTS

      In our discussion of the “Results of Operations” and “Financial Condition” sections below, financial information for the years ended December 31, 2001 and 2000 is presented on a historical basis and is consistent with the consolidated financial statements presented herein. Financial information for the year ended December 31, 1999 is presented on a pro forma basis, giving effect to our conversion from a real estate investment trust (“REIT”) to a fully taxable entity and to the buyout of the minority interest in IndyMac, Inc. in January of 2000. The pro forma results are not consistent with the 1999 historical consolidated financial statements presented herein, which account for IndyMac Bancorp’s investment in IndyMac, Inc. using the equity method of accounting. Instead, the pro forma results are presented as if IndyMac had been a fully taxable entity and had consolidated IndyMac, Inc. in its financial statements as of January 1, 1999. The pro forma information should be read in conjunction with the related historical information presented herein, and is not necessarily indicative of the results that would have been attained had the transactions described above actually taken place as of January 1, 1999.

      Following are the condensed financial statements presented as described above.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(Dollars in thousands)
Assets
Cash and cash equivalents	$153,295	$67,867
Investment securities available for sale	—	18,387
Mortgage-backed securities classified as trading	215,200	—
Mortgage-backed securities available for sale	1,349,159	1,135,916
Loans receivable:
Loans held for sale	2,080,763	1,420,772
Loans held for investment	2,996,357	2,619,847
Allowance for loan losses	(57,700)	(58,962)

Total loans receivable	5,019,420	3,981,657
Mortgage servicing rights	321,316	211,127
Investment in Federal Home Loan Bank stock, at cost	99,996	63,281
Foreclosed assets	19,372	16,265
Other assets	319,553	245,704

Total assets	$7,497,311	$5,740,204

Liabilities and Shareholders’ Equity
Deposits	$3,238,864	$797,935
Advances from Federal Home Loan Bank	1,999,378	1,264,457
Borrowings	1,053,670	2,850,189
Other liabilities	243,974	99,730

Total liabilities	6,535,886	5,012,311
Company obligated mandatorily redeemable preferred stock of the Company’s subsidiary trust	116,287	—
Total shareholders’ equity	845,138	727,893

Total liabilities and shareholders’ equity	$7,497,311	$5,740,204

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2001	2000	1999

			Pro forma

	(Dollars in thousands)
Interest income
Mortgage-backed and other securities	$121,867	$84,529	$67,170
Loans held for sale	177,982	107,059	107,653
Loans held for investment	239,556	248,875	217,259
Other	5,535	2,287	1,049

Total interest income	544,940	442,750	393,131
Interest expense
Deposits	98,781	16,245	—
Advances from Federal Home Loan Bank	95,222	13,559	—
Borrowings	146,938	253,551	216,580

Total interest expense	340,941	283,355	216,580

Net interest income	203,999	159,395	176,551
Provision for loan losses	22,022	15,974	17,473

Net interest income after provision for loan losses	181,977	143,421	159,078
Gain on sale of loans, net	229,444	123,637	101,515
Total other income	88,096	70,040	6,262

Net revenues	499,517	337,098	266,855
Total other expense	281,593	196,018	149,279
Trust preferred expense	1,377	—	—

Earnings before provision for income taxes	216,547	141,080	117,576
Provision for income taxes	89,974	59,254	49,977
Income tax benefit from termination of REIT status	—	(36,100)	—

Earnings before cumulative effect of a change in accounting principle	126,573	117,926	67,599
Cumulative effect of a change in accounting principle	(10,185)	—	—

Net earnings	$116,388	$117,926	$67,599

KEY PERFORMANCE HIGHLIGHTS

•	For the year 2001, our fully diluted earnings per common share increased 8.9% to $1.84 from $1.69 in 2000.

•	Adjusted diluted earnings per share, before the cumulative effect of a change in accounting principle, increased 52% to $2.00 from $1.32 in 2000 (2000 net income has been adjusted to exclude $36.1 million for the one-time tax benefit from termination of our REIT status and $18.3 million in expenses related to the purchase of SGVB, compensation expense related to the resignation of the former Vice Chairman from the Board of Directors and expenses related to certain director stock options).

•	Adjusted return on equity, before the cumulative effect of a change in accounting principle, was 16.6% in 2001, an increase of 39.2% from 11.9% in 2000 (net income for 2000’s return on equity calculation has been adjusted to exclude the same items indicated above for adjusted diluted earnings per share).

•	Annual loan production was $17.5 billion in 2001, up 73.8% from $10.1 billion in 2000 due to record low interest rates and high refinancing activity in 2001.

•	We grew our deposit base 306% during 2001. Our deposit growth strategy focused on certificate of deposit accounts. This growth in the deposit balance substantially diversified our source of funds and has lessened our risks associated with funding concentration.

•	The ratio of non-performing assets to total assets continued to improve to 1.55% at December 31, 2001, from 1.98% at December 31, 2000.

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income was $204.0 million in 2001 compared to $159.4 million in 2000 and $176.6 million in 1999. The net interest margin was 3.1% in 2001, compared to 3.5% in 2000 and 4.0% in 1999. The 2001 increase in net interest income of $44.6 million was primarily the result of an increase in average interest-earning assets to $6.6 billion in 2001 compared to $4.6 billion in 2000, a 17 basis point increase in net interest spread offset, in part, by a decrease in average interest-earning assets, net of average interest-earning liabilities, of $174.0 million.

      The 2000 decrease in net interest income of $17.2 million compared to 1999 was primarily the result of a decrease in average interest-earning assets, net of average interest-bearing liabilities, of $177.5 million, coupled with a 39 basis point decrease in net interest spread.

      The following table sets forth information regarding our consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods indicated. The allowance for loan losses is excluded from the average loan balances. Certain amounts have been reclassified for the years ended December 31, 2000 and 1999 to conform to the 2001 presentation.

	Year Ended December 31,

	2001			2000			1999

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Investment securities AFS	$6,882	$442	6.42%	$9,728	$620	6.37%	$174,645	$8,530	4.88%
Mortgage-backed securities	1,390,432	121,425	8.73%	819,683	83,909	10.24%	646,252	58,640	9.07%
Loans held for sale	2,262,676	177,982	7.87%	1,174,998	107,059	9.11%	1,199,154	107,653	8.98%
Loans held for investment	2,800,884	239,556	8.55%	2,520,145	248,875	9.88%	2,389,747	217,259	9.09%
Investment in Federal Home Loan Bank stock	84,390	4,798	5.69%	10,250	686	6.69%	—	—	0.00%
Other	21,876	737	3.37%	20,099	1,601	7.97%	14,578	1,049	7.20%

Total interest-earning assets	6,567,140	544,940	8.30%	4,554,903	442,750	9.72%	4,424,376	393,131	8.89%
Other	550,544			319,998			174,203

Total assets	$7,117,684			$4,874,901			$4,598,579

Deposits	$1,909,159	98,781	5.17%	$267,056	16,245	6.08%	$—	$—	0.00%
Advances from Federal Home Loan Bank	1,638,151	95,222	5.81%	203,221	13,559	6.67%	—	—	0.00%
Borrowings	2,625,231	146,938	5.60%	3,515,981	253,551	7.21%	3,678,201	216,580	5.89%

Total interest-bearing liabilities	6,172,541	340,941	5.52%	3,986,258	283,355	7.11%	3,678,201	216,580	5.89%
Other	182,882			77,604			68,531

Total liabilities	6,355,423			4,063,862			3,746,732
Shareholders’ equity	762,261			811,039			851,847

Total liabilities and shareholders’ equity	$7,117,684			$4,874,901			$4,598,579

Net interest spread			2.78%			2.61%			3.00%

Net interest margin			3.11%			3.50%			3.99%

Return on average equity			15.27%			14.54%			7.94%

Return on average assets			1.64%			2.42%			1.47%

      The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures net interest income as a percentage of average interest-earning assets.

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances (“volume”) and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate) and (ii) changes in the rate (changes in the average interest rate multiplied by the prior period’s volume). Changes in rate/volume (changes in rates times the changes in volume) are allocated proportionately to the effect from the changes in volume and the changes in rates.

	2001 vs 2000			2000 vs 1999
	Increase/(decrease) due to			Increase/(decrease) due to

	Volume	Rate	Total Change	Volume	Rate	Total Change

	(Dollars in thousands)
Interest income
Investment securities AFS	$(183)	$5	$(178)	$(11,682)	$3,772	$(7,910)
Mortgage-backed securities	47,548	(10,032)	37,516	17,102	8,167	25,269
Loans held for sale	83,210	(12,287)	70,923	(2,293)	1,700	(594)
Loans held for investment	46,086	(55,405)	(9,319)	12,251	19,365	31,616
Investment in Federal Home Loan Bank stock	4,199	(87)	4,112	686	—	686
Other	156	(1,020)	(864)	430	121	552

Total interest income	181,016	(78,826)	102,190	16,494	33,125	49,619
Interest expense
Deposits	84,592	(2,056)	82,536	16,245	—	16,245
Advances from Federal Home Loan Bank	83,180	(1,517)	81,663	13,559	—	13,559
Borrowings	(56,602)	(50,011)	(106,613)	(9,028)	45,999	36,971

Total interest expense	111,170	(53,584)	57,586	20,776	45,999	66,775

Net interest income	$69,846	$(25,242)	$44,604	$(4,282)	$(12,874)	$(17,156)

PROVISION FOR LOAN LOSSES

      The provision for loan losses was $22.0 million in 2001 compared to $16.0 million in 2000 and $17.5 million in 1999. Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on our judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience. Included in the provision is a $5.2 million increase, reported in the first quarter of 2001, for the home improvement portfolio due to continued credit deterioration. The majority of this portfolio was sold in the fourth quarter of 2001, reducing the level of exposure to provisions required for this portfolio in the future. We believe our allowance for loan losses was adequate at December 31, 2001 and 2000.

OTHER INCOME

      Other income consisted of the following:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Gain on sale of loans	$229,444	$123,637	$101,515
Service fee income	28,963	41,145	27,172
Gain (loss) on sale of mortgage-backed securities, net	7,097	417	(10,710)
Loss on other securities, net	—	—	(31,386)
Fee and other income	52,036	28,478	21,186

Total other income	$317,540	$193,677	$107,777

Gain on Sale of Loans

      Gain on sale of loans was $229.4 million in 2001, up from $123.6 million in 2000 and $101.5 million in 1999 primarily due to increased loan volume. The 85.6% increase from 2000 to 2001 was due to an 84.8% increase in the principal amount of loans sold to $13.9 billion in 2001 from $7.5 billion in 2000, while the profit margin was 1.65% in 2001 compared to 1.64% in 2000. The 21.8% increase from 1999 to 2000 was due to a 17.2% increase in the principal amount of loans sold from $6.4 billion in 1999, as well as a 10 basis point increase in profit margin from 1.54% in 1999.

      In conjunction with our loan sale process, we retain certain assets from private label securities and loan sales to the GSEs. The primary assets retained include mortgage servicing rights, and to a much lesser degree, AAA-rated interest-only securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of the sale is recorded as a component of the gain on sale of loans. We recognized a total of $229.4 million in gain on sale of loans during the year ended December 31, 2001 and included as a component of this gain is the fair value of retained assets totaling $263.3 million.

      We have established a reserve for losses that arise in connection with loans that we are required to repurchase from loan sales based on standard representations and warranties made at the time of the sale or securitization or for which we may make payments to settle such disputes related to these representations and warranties. During 2001, our gain on sale was reduced by $21.8 million associated with this secondary market reserve and the balance in this reserve at December 31, 2001 was $31.7 million, which is included in the balance sheet as part of other liabilities. The calculation of this reserve is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels. See “Note 13 — TRANSFERS AND SERVICING OF FINANCIAL ASSETS” in the accompanying notes to the consolidated financial statements of IndyMac.

Service Fee Income

      Service fee income totaled $29.0 million in 2001, compared to $41.1 million in 2000 and $27.2 million in 1999. The decrease in service fee income between 2000 and 2001 was primarily attributable to a $2.9 billion decrease in the average collateral balance to $21.2 billion in 2001. This decrease was due to unusually low interest rates during the year ended December 31, 2001, which resulted in significant prepayments of the loans underlying the mortgage servicing rights. These prepayments also resulted in increased amortization of mortgage servicing rights, which offsets service fee income. Lastly, as a result of valuation changes, net of hedges, service fee income decreased by $377 thousand during 2001.

      The increase in service fee income between 1999 and 2000 was primarily attributable to an increase in the servicing portfolio from $21.9 billion in 1999 to $24.1 billion in 2000. In addition to the increase in average collateral, service fee income increased $6.8 million as a result of valuation adjustments due to the rise in interest rates in 2000.

Gain (Loss) On Mortgage-Backed Securities, Net

      We recorded a net gain on mortgage-backed securities of $7.1 million in 2001, compared to a net gain of $417 thousand in 2000 and a net loss of $10.7 million in 1999. Net gain on mortgage-backed securities consisted of the following for 2001, 2000, and 1999:

	2001	2000	1999

	(Dollars in thousands)
Realized gain (loss) on mortgage-backed securities	$17,759	$4,764	$(769)
Impairment on available for sale securities	(16,819)	(4,347)	(9,941)
Valuation adjustments on AAA-rated interest-only securities classified as trading	(3,769)	—	—
Hedges on AAA-rated interest-only securities classified as trading	9,926	—	—

Total gain (loss) on mortgage-backed securities, net	$7,097	$417	$(10,710)

      During the years ended December 31, 2001, 2000 and 1999, we sold $525.0 million, $267.1 million and $805.4 million, respectively, of available for sale securities. In addition to providing a source of continuing earnings, these securities are held to hedge our investment in MSRs and AAA-rated interest-only securities. The realized gain on sale of these available for sale securities serves to mitigate losses on such hedged assets. The impairment on available for sale securities increased $12.5 million in 2001, due to $12.8 million in losses related to our investment in manufactured housing non-investment grade securities and residuals. There was no impairment on manufactured housing non-investment grade securities and residuals during 2000, however included in impairment on securities in 1999 was $5.3 million in losses related to such securities. At December 31, 2001, our investment in such securities backed by manufactured housing loans totaled $5.3 million. The manufactured housing securities were issued in connection with our previous manufactured housing securitizations and that business line is now discontinued.

Loss on Other Securities, Net

      In 1999, we invested in U.S. Treasury securities to hedge the effect of certain fluctuations in interest rates on the AAA-rated interest-only securities and other servicing related assets. We sold Treasury securities and recognized a loss of $31.4 million on the sale through earnings. This loss was not offset by unrealized gains on the AAA-rated interest-only securities, as such gains were reported through equity in other comprehensive income since these securities were classified as available for sale during 1999 in accordance with SFAS No. 134 “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”.

Fee and Other Income

      Fee and other income increased to $52.0 million in 2001 from $28.5 million in 2000 and $21.2 million in 1999 primarily due to increased loan volume. The increase was primarily due to an increase in fees associated with the number of table-funded loans in each consecutive year, and to a lesser extent an increase in application fees in 2001. A table-funded loan is a mortgage loan referred by a mortgage broker, but closed in our own name. Such transactions are processed similarly to any loan directly originated by us to a consumer.

TOTAL EXPENSE

General

      Total expense consisted of the following for 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Salaries and related	$168,961	$111,282	$85,803
General and administrative expenses	110,018	64,213	63,418
Amortization of goodwill and other intangible assets	3,392	2,266	58
Non-recurring and other charges (income)	(778)	18,257	—

Total expense	$281,593	$196,018	$149,279

      The increase in both salaries and related and general and administrative expenses is due to our overall loan and asset growth, the acquisition of SGVB in July of 2000, and the expansion of mortgage banking operations in 2000 and 2001.

      During 2001, amortization of goodwill and intangibles was $3.4 million, up from $2.3 million in 2000 and $58 thousand in 1999. The increase in amortization primarily resulted from the recording of goodwill and a core deposit intangible asset totaling $37.8 million on July 1, 2000 in conjunction with our acquisition of SGVB. Through December 31, 2001, goodwill was amortized using the straight-line method of amortization over a period of 20 years. The core deposit intangible asset was amortized using an accelerated method of amortization over a period of 10 years, which was the estimated life of the deposits acquired. Effective January 1, 2002, goodwill will no longer be amortized, but rather will be tested for impairment annually as a result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. For the year ended December 31, 2001, the amortization of goodwill was $1.7 million and will be zero in 2002. The Company does not expect to recognize any impairment on its goodwill upon adoption of this Statement in 2002. The core deposit intangible asset will continue to be amortized using the same method described above.

      Non-recurring and other charges (income) totaled ($778) thousand in 2001 and $18.3 million in 2000, whereas there were no such charges (income) in 1999. The income in 2001 was related entirely to the variable plan accounting for the director stock options that were repriced subsequent to December 15, 1998. The costs incurred in 2000 primarily included $9.4 million in compensation expense related to the resignation of the former Vice Chairman from the Board of Directors, $4.3 million in expenses related to the acquisition of SGVB and $3.5 million arising from variable plan accounting for director stock options that were repriced subsequent to December 15, 1998.

Mortgage Banking Group

      The primary means we use to monitor our operating costs are by evaluating efficiency ratio trends (net revenue to net expenses) in each operating segment, budget-to-actual variance explanations for all operating and corporate support groups and the cost to fund loans in the Mortgage Banking group. The cost to fund loans is measured in a number of ways including in basis points relative to production volume and on a per loan basis. Cost metrics in the Mortgage Banking group are driven by the average loan size (as size increases, cost metrics improve), purchase versus refinance volume (it costs more to acquire a “purchase” loan), product type (it costs more to acquire a subprime loan versus a prime loan due to higher underwriting requirements) and overall scale (metrics improve more, period over period, until a critical mass is achieved). While our costs to fund loans in the Mortgage Banking group are lower than that of the average mortgage banker primarily due to efficiencies associated with our e-MITS technology and our unique sales force strategy (commissioned based on profitability), such costs increased slightly in 2001 compared to 2000 from 79 basis points to 81 basis points, primarily due to investments in our infrastructure associated with becoming a regulated entity.

INCOME TAXES

      Through December 31, 1999, IndyMac Bancorp elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac Bancorp was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac Bancorp’s shareholders. On December 14, 1999, the shareholders of IndyMac Bancorp approved the conversion of IndyMac Bancorp from a REIT to a fully taxable entity, effective January of 2000. Income taxes of $90.0 million for the year ended December 31, 2001 represented an effective tax rate of 41.6%. Our income tax expense for 2000 was $23.2 million and our effective tax rate was 16.4% as a result of the one-time tax benefit of $36.1 million due to termination of our REIT status. Excluding this tax benefit, our effective tax rate would have been 42.0%. For further discussion of income taxes, as well as a reconciliation of the federal statutory rate to our effective income tax rate, see “Note 17 — INCOME TAXES” in the accompanying notes to the consolidated financial statements of IndyMac.

FINANCIAL CONDITION

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Overview

      Our investment and mortgage-backed securities portfolio is recorded at fair value and totaled $1.6 billion as of December 31, 2001, $1.2 billion as of December 31, 2000, and $0.7 billion as of December 31,1999. The balances consisted of the following types of securities as of December 31, 2001, 2000 and 1999:

	December 31,

	2001	2000	1999

	(Dollars in thousands)
Investment securities
Agency notes	$—	$10,829	$—
Corporate notes and other	—	7,558	—

Total investment securities	$—	$18,387	$—

AAA-rated interest-only and principal-only securities — trading	$215,200	$—	$—

Mortgage-backed securities — AFS
AAA-rated interest-only securities	$—	$258,241	$341,447
AAA-rated agency securities	89,752	261,225	140,372
AAA-rated non-agency securities	1,170,960	484,138	46,871
Other investment grade securities	40,042	69,483	47,959

Total investment grade mortgage-backed securities	1,300,754	1,073,087	576,649
Non-investment grade residual securities	43,123	41,672	42,784
Other non-investment grade securities	5,282	21,157	31,153

Total non-investment grade mortgage-backed securities	48,405	62,829	73,937

Total mortgage-backed securities — AFS	$1,349,159	$1,135,916	$650,586

      AAA-rated interest-only and principal-only securities were reclassified on January 1, 2001 from available for sale to trading in connection with the adoption of SFAS 133. As a result, beginning in 2001, changes in fair value of these securities and the related hedges are recorded through current earnings. During 2001, we took advantage of our access to lower cost Federal Home Loan Bank financing and a favorable interest rate environment to increase our investment in AAA-rated mortgage-backed securities. These highly rated investments generate core interest income and serve to balance the overall interest rate sensitivity of our balance sheet. We increased our investment in AAA-rated non-agency securities versus agency securities due to a more favorable risk/return profile for the non-agency securities.

      The following table sets forth certain information regarding the weighted average yields and remaining contractual maturities of our mortgage-backed securities portfolio as of December 31, 2001:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Mortgage-backed securities
AAA-rated interest-only securities	$—	—	$—	—	$4,814	8.82%	$206,290	11.01%	$211,104	10.96%
AAA-rated principal-only securities	—	—	—	—	44	3.41%	4,052	4.42%	4,096	4.41%
AAA-rated agency securities	103	14.28%	907	8.00%	—	—	88,742	4.20%	89,752	4.25%
AAA-rated non-agency securities	—	—	—	—	—	—	1,170,960	6.42%	1,170,960	6.42%
Other investment grade mortgage- backed securities	—	—	—	—	308	12.54%	39,734	7.51%	40,042	7.54%

Total investment grade mortgage-backed securities	103	14.28%	907	8.00%	5,166	8.98%	1,509,778	6.90%	1,515,954	6.91%
Non-investment grade residual securities	—	—	—	—	—	—	43,123	18.84%	43,123	18.84%
Other non-investment grade mortgage-backed securities	—	—	—	—	—	—	5,282	15.41%	5,282	15.41%

Total non-investment grade mortgage-backed securities	—	—	—	—	—	—	48,405	18.42%	48,405	18.42%

Total mortgage-backed securities	$103	14.28%	$907	8.00%	$5,166	8.98%	$1,558,183	7.23%	$1,564,359	7.23%

AAA-Rated Interest-Only Securities and Residuals

      We evaluate the carrying value of our AAA-rated interest-only securities and residual securities by discounting estimated net future cash flows. On these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities.

      Our investments in non-investment grade securities and residuals were retained from prime, subprime and manufactured housing private-label securitizations or purchased from third party issuers on the secondary market.

      A rollforward of the AAA-rated interest-only securities and residual securities for the years ended December 31, 2001 and 2000 follows:

	2001	2000

	(Dollars in thousands)
AAA-rated interest-only securities
Beginning balance	$258,241	$341,447
Retained investments from securitizations	10,186	26,002
Sales	—	(5,705)
Amortization	(59,411)	(50,841)
Deferred hedging gains	—	(24,258)
Valuation gains (losses)	2,088	(28,404)

Ending balance	$211,104	$258,241

Residual securities
Beginning balance	$41,672	$42,784
Retained investments from securitizations	25,188	15,128
Purchases	25,450	—
Sales	(30,850)	—
Amortization and paydowns	(16,904)	(19,994)
Valuation (losses) gains	(1,432)	3,754

Ending balance	$43,123	$41,672

      Due to the implementation of SFAS 133 during 2001, AAA-rated interest-only and principal-only securities were reclassified from available for sale to trading. In addition, SFAS 133 requires all derivatives to be reported at fair value on the balance sheet. As a result, hedging gains and losses on AAA-rated interest-only and principal-only securities are no longer recorded as an adjustment to the cost basis of securities, but rather are recorded through earnings with the corresponding fair value of the hedge reported as other assets.

      During 2001, we sold $30.6 million of subprime residual securities for a total gain of $6.8 million and a cash gain of $3.6 million. These residual securities were sold to a net interest margin (“NIM”) trust. We retained an interest in these assets of $3.2 million at December 31, 2001. See “Item 1 — SUBSIDIARIES AND QUALIFYING SPECIAL PURPOSE ENTITIES” for additional discussion of NIM trusts.

      The assumptions used to value AAA-rated interest-only and residual securities at December 31, 2001 and 2000 follow:

	Actual						Valuation Assumptions

					3-Month	Wtd.			Projected
	Book	Collateral	Gross	Spread/	Actual	Avg.	Lifetime	Discount	Loss
	Value	Balance	WAC	Interest Strip	CPR	Multiple	CPR	Yield	Rate

	(Dollars in thousands)
December 31, 2001
AAA-rated interest-only securities	$211,104	$8,943,350	7.55%	0.81%	31.9%	2.91	16.9%	11.6%	N/A

Residual securities	$43,123	$2,845,979	9.62%	3.52%	28.1%	0.52	30.4%	25.2%	2.0%

December 31, 2000
AAA-rated interest-only securities	$258,241	$11,089,253	8.27%	0.85%	12.6%	2.74	18.9%	12.9%	N/A

Residual securities	$41,672	$1,887,525	10.05%	1.95%	17.5%	1.13	24.2%	21.4%	1.1%

      The lifetime CPR represents the constant prepayment rates. We project prepayment rates using four factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn out of the pool of loans as well as expectation of future rates implied by the forward LIBOR/swap curve. As of December 31, 2001, the 10-year forward curve was upward sloping over a five year period, which results in our estimate of prepayment rates decreasing over the life of the loans. The projected loss rate represents the projected future cumulative losses as a percentage of the original collateral balance. Actual losses to date on collateral underlying residual securities total 0.60% for a total lifetime loss estimate of 2.6%. We use internal loss estimation models to estimate such losses.

      The weighted average multiple for AAA-rated interest-only and residual securities represents the book value divided by the quotient of collateral balance and interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the weighted average life of the discounted cash flows. With regard to AAA-rated interest-only securities, the marketplace frequently uses calculated multiples to assess the overall risk profile of valuation assumptions. Generally, the higher the multiple (given a similar product type, coupon and loan age), the higher the overall risk profile.

Other Investment Grade and Non-Investment Grade Securities

      We estimate fair value for other investment grade and non-investment grade mortgage-backed securities based on market information when available or discounted cash flow techniques using assumptions for credit losses, prepayment rates, and market yield requirements. Generally, adjustments to the carrying value are recorded as a component of other comprehensive income in shareholders’ equity.

      The detail of other investment grade and non-investment grade securities by credit rating as of December 31, 2001 and 2000 follows:

		Premium
	Current	(Discount)
	Face	To Face	Amortized	Book
	Value	Value	Cost	Value

	(Dollars in thousands)
December 31, 2001
AAA-rated principal-only securities	$5,543	$(1,042)	$4,501	$4,096
AA	21,341	(125)	21,216	21,103
A	2,382	(142)	2,240	2,307
BBB	14,605	(696)	13,909	14,037
BBB-	2,712	(194)	2,518	2,595

Total other investment grade mortgage-backed securities	$46,583	$(2,199)	$44,384	$44,138

BB	$12,676	$(7,831)	$4,845	$4,845
CCC	11,061	(10,624)	437	437

Total other non-investment grade mortgage-backed securities	$23,737	$(18,455)	$5,282	$5,282

December 31, 2000
AAA-rated principal-only securities	$7,056	$(1,271)	$5,785	$5,033
AA	8,762	81	8,843	9,023
A	12,732	(388)	12,344	12,300
BBB	46,218	(3,358)	42,860	43,127

Total other investment grade mortgage-backed securities	$74,768	$(4,936)	$69,832	$69,483

BB	17,665	(4,588)	13,077	10,561
B	17,928	(2,277)	15,651	9,350
NR	6,324	(5,749)	575	1,246

Total other non-investment grade mortgage-backed securities	$41,917	$(12,614)	$29,303	$21,157

      All of the $44.1 million in other investment and $5.3 million in non-investment grade securities at December 31, 2001, was retained from our private-label security issuances. Additionally, of the total investment at December 31, 2001, $36.4 million was collateralized by prime loans, $7.7 million by subprime loans and $5.3 million by manufactured housing loans.

      A rollforward of the other investment grade and non-investment grade securities for the years ended December 31, 2001 and 2000 follows:

	2001	2000

	(Dollars in thousands)
Beginning balance	$90,640	$79,112
Retained investments from securitizations	1,596	3,186
Sales and principal paydowns	(43,751)	(30,068)
Purchases	27,642	43,585
Principal paydowns	(7,609)	(3,889)
Amortization	1,490	(177)
Valuation/impairment	(20,588)	(1,109)

Ending balance	$49,420	$90,640

LOANS RECEIVABLE

      Total loans, exclusive of the allowance for loan losses, were $5.1 billion at December 31, 2001, compared to $4.0 billion at December 31, 2000. The increase in the loan balances was primarily due to a 78.4% increase in mortgage loan production volume during 2001.

      Loans, exclusive of the allowance for loan losses, consisted of the following:

	December 31,

	2001		2000		1999		1998		1997

	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%

	(Dollars in thousands)
Loans held for sale	$2,080,763	41.0%	$1,420,772	35.2%	$658,838	21.0%	$1,773,543	39.1%	$1,488,715	29.1%
Loans held for investment
Mortgage loans	1,615,197	31.8%	1,578,216	39.1%	1,180,757	37.6%	1,061,613	23.4%	2,152,125	42.0%
Residential construction	1,321,473	26.0%	926,422	22.9%	1,004,944	32.0%	1,204,067	26.5%	949,609	18.5%
Income property	58,616	1.2%	57,717	1.4%	52,647	1.7%	53,341	1.2%	16,110	0.3%
Revolving warehouse lines of credit	1,071	0.0%	57,492	1.4%	243,630	7.7%	446,835	9.8%	514,305	10.1%

Total loans	$5,077,120	100.0%	$4,040,619	100.0%	$3,140,816	100.0%	$4,539,399	100.0%	$5,120,864	100.0%

      The unpaid principal balances of construction and income property loans by maturity date as of December 31, 2001 were as follows:

			Consumer
	Builder Construction		Construction		Income Property

	ARMS	Fixed Rate	ARMS	Fixed Rate	ARMS	Fixed Rate	Total

	(Dollars in thousands)
Due within one year	$368,713	$36,922	$—	$723,984	$3,875	$5,622	$1,139,116
After one but within five years	184,265	1,545	—	10,887	18,329	—	215,026
After five years	—	—	—	—	22,174	9,360	31,534

Total unpaid principal balance	$552,978	$38,467	$—	$734,871	$44,378	$14,982	$1,385,676

ASSET QUALITY

Non-Performing Assets

      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. The balance of our foreclosed assets, defined as properties acquired in foreclosure or by deed in lieu of foreclosure are recorded at estimated net realizable value. We recognized net gains on sale of foreclosed assets of $2.1 million during the year ended December 31, 2001 and $1.7 million during the year ended December 31, 2000.

      A summary of our non-performing assets follows:

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Loans held for investment
Portfolio loans
Mortgage loans	$28,868	$36,099	$51,205	$37,110	$44,100
Residential construction	28,069	32,826	25,238	22,780	7,033

Total portfolio loans	56,937	68,925	76,443	59,890	51,133
Discontinued product lines
Manufactured housing and home improvement loans	14,823	8,945	13,286	4,273	832
Revolving warehouse lines of credit	1,071	6,509	5,731	9,806	—

Total discontinued product lines	15,894	15,454	19,017	14,079	832

Loans held for sale	24,036	13,235	8,706	25,741	10,900

Total non-performing loans	96,867	97,614	104,166	99,710	62,865
Foreclosed assets	19,372	16,265	22,323	7,600	18,474

Total non-performing assets	$116,239	$113,879	$126,489	$107,310	$81,339

Total non-performing assets to total assets	1.55%	1.98%	3.39%	2.21%	1.39%

      The increase in non-performing loans in our loans held for sale can be primarily attributed to the increase in loan production volume and current economic conditions. In general, we sell most loans acquired through our mortgage banking operations within 60 days of acquisition. Mortgage loans held for sale are recorded at fair value and valuations associated with credit exposure are included in the valuation discount and are not included in the allowance for loan losses. Included in the loans held for sale are loans that we have repurchased, which are typically delinquent, in connection with our repurchase responsibilities relating to breaches of standard representations and warranties. When we repurchase loans, we adjust the basis immediately for any estimated loss upon disposition of the loan with the offset recorded to the secondary market reserve. Repurchased loans are classified as held for sale as our strategy is to cure the loan for subsequent sale or sell it as a non-performing asset.

      Similarly, in 2001, the Investment Portfolio group began to acquire delinquent loans from third parties. Our strategy is to cure such loans for subsequent sale at a profit. These loans are acquired at a discount to compensate for the credit quality. This discount is included as an adjustment to the basis for the loan and such “reserve” is not included in the allowance for loans losses. Accordingly, while repurchased and acquired delinquent loans are marked to market in connection with the acquisition of the loan, they are also reflected as non-performing loans even though the estimated loss has already been recognized at the time of acquisition. Included in non-performing loans held for sale at December 31, 2001 were $13.6 million of such repurchased and acquired delinquent loans.

      Interest income of $3.7 million was received and recognized by us for non-performing loans during the year ended December 31, 2001. Had the loans performed in accordance with their original terms, $9.0 million, or an additional $5.3 million, would have been recognized during the year ended December 31, 2001. We had no significant loans contractually past due 90 days or more on accrual status during the year ended December 31, 2001.

     Allowance for Loan Losses

      A rollforward of the allowance for loan losses follows:

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Balance, beginning of year	$58,962	$53,880	$51,257	$27,180	$17,037
Provision for loan losses	22,022	15,974	17,473	36,334	18,509
Portfolio Loans:
Charge-offs:
Mortgage loans	(3,073)	(1,409)	(2,360)	(9,704)	(7,974)
Residential construction	(4,523)	(961)	(912)	(1,746)	(71)
Recoveries:
Mortgage loans	—	403	812	2,363	—
Residential construction	31	287	100	12	—

Net Charge-offs — Core Product Lines	(7,565)	(1,680)	(2,360)	(9,075)	(8,045)
Discontinued Product Lines:
Charge-offs:
Home improvement	(15,003)	(6,609)	(6,219)	(1,397)	—
Manufactured housing	(4,527)	(3,966)	(5,802)	(1,641)	(321)
Revolving warehouse lines of credit	(299)	—	(826)	(200)	—
Recoveries:
Home improvement	4,078	1,363	317	—	—
Manufactured housing	32	—	38	56	—
Revolving warehouse lines of credit	—	—	2	—	—

Net Charge-offs — Discontinued Product Lines	(15,719)	(9,212)	(12,490)	(3,182)	(321)

Balance, end of year	$57,700	$58,962	$53,880	$51,257	$27,180

Net charge-offs to average loans	0.46%	0.29%	0.41%	0.22%	0.22%
Net charge-offs to annual production	0.13%	0.11%	0.20%	0.08%	0.10%
Portfolio Loans Only:
Net charge-offs to average loans	0.16%	0.05%	0.07%	0.18%	0.23%
Net charge-offs to annual production	0.04%	0.02%	0.03%	0.07%	0.11%

      The following table sets forth the allocation of our allowance for loan losses, and the percentage in each category to the total allowance at the dates indicated:

	December 31,

	2001		2000		1999		1998		1997

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance	Balance	Allowance

	(Dollars in thousands)
Portfolio Loans:
Mortgage loans	$16,201	28.1%	$17,021	28.9%	$14,574	27.1%	$23,324	45.5%	$18,023	66.3%
Residential construction	24,512	42.5%	25,839	43.8%	22,729	42.2%	16,815	32.9%	7,151	26.3%
Income property	1,058	1.8%	490	0.8%	613	1.1%	122	0.2%	85	0.3%

Total portfolio loans	41,771	72.4%	43,350	73.5%	37,916	70.4%	40,261	78.6%	25,259	92.9%
Discontinued Product Lines:
Manufactured housing and home improvement loans	14,858	25.7%	13,301	22.6%	13,456	25.0%	8,106	15.8%	74	0.3%
Revolving warehouse lines of credit	1,071	1.9%	2,311	3.9%	2,508	4.7%	2,890	5.6%	1,847	6.8%

Total discontinued product lines	15,929	27.6%	15,612	26.5%	15,964	29.6%	10,996	21.4%	1,921	7.1%

Total allowance for loan losses	$57,700	100.0%	$58,962	100.0%	$53,880	100.0%	$51,257	100.0%	$27,180	100.0%

      Allocation of the allowance is an analytical tool as the allowance is available for losses in the entire portfolio.

      The following discussion describes the allowance coverage ratios and charge-offs by our various loan portfolios.

Discontinued Product Lines

      A substantial portion of our net charge-offs for the past three years has been due to net charge-offs in the discontinued product lines including manufactured housing and home improvement loans. These portfolios accounted for 68% of total net charge-offs in 2001. These are liquidating portfolios and we no longer originate these types of loans.

      In October 2001, net charge-offs in the discontinued product lines increased substantially primarily due to the sale of $105 million in home improvement loans, or approximately 83% of the home improvement portfolio. This sale was at a discount and resulted in an $8.3 million charge-off, that was previously included in the allowance for loan losses resulting in no net gain or loss on this transaction. As of December 31, 2001 our remaining balance of home improvement loans was only $16.9 million, net of reserves. As a result of the sale of most of the home improvement portfolio, it is expected that charge-offs related to this portfolio will decline substantially in future years. The allowance for loan losses allocated to home improvement loans as of December 31, 2001 was 21.0% of gross book value.

      The manufactured housing portfolio continues to generate substantial charge-offs. Net charge-offs were $4.5 million, which was 4.36% of average balances for the year. The high level of charge-offs will likely continue in the near future due to high non-performing levels and loss severities. The market for manufactured housing is weak due to oversupply of inventory for sale and will also be under pressure from the exit of the second largest lender from the manufactured housing lending business. As of December 31, 2001, the allowance for loan losses allocated to this portfolio was 10.6% of gross book value and 2.3 times annual net charge-offs.

Portfolio Loans

      The portfolio loans had total net charge-offs of $7.6 million in 2001. Charge-offs related to the mortgage loans held for investment were $3.1 million in 2001, which was 0.19% of average balances for the year. The allowance for loan losses allocated to the mortgage loans held for investment as of December 31, 2001 was $16.2 million and represents 5.3 times annual net charge-offs and 1.08% of book value. Residential construction loans had net charge-offs of $4.5 million, which was 0.41% of average outstanding balances in 2001. The allowance for loan losses allocated to residential construction loans as of December 31, 2001 was $25.6 million and represents 5.7 times annual net charge-offs and 1.85% of book value.

      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates.

MORTGAGE SERVICING RIGHTS

      Mortgage servicing rights totaled $321.3 million as of December 31, 2001 and $211.1 million as of December 31, 2000. The increase in the mortgage servicing rights balance was primarily due to an increase in mortgage servicing rights retained, totaling $226.3 million, resulting from an increase in securitizations and sales to GSEs during the twelve months ended December 31, 2001. This increase was offset in part by amortization and valuation adjustments.

      The assumptions used to value mortgage servicing rights at December 31, 2001 and December 31, 2000 follows:

	Actual						Valuation Assumptions

					3-month	Wtd.
	Book	Collateral	Gross	Servicing	Prepayment	Avg.	Prepayment	Discount
	Value	Balance	WAC	Fee	Speeds	Multiple	Speeds (CPR)	Yield

	(Dollars in thousands)
December 31, 2001
Master servicing	$27,218	$9,581,919	8.36%	0.10%	40.9%	2.84	18.8%	17.3%

Primary servicing	294,098	$19,889,540	8.28%	0.45%	29.2%	3.28	19.9%	12.6%

Total mortgage servicing rights	$321,316

December 31, 2000
Master servicing	$51,691	$14,118,761	8.47%	0.10%	16.5%	3.60	18.4%	20.4%

Primary servicing	159,436	$12,759,143	8.80%	0.41%	14.4%	3.05	20.3%	13.5%

Total mortgage servicing rights	$211,127

      The lifetime CPR represents the constant prepayment rates. We project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn out of the pool of loans as well as expectation of future rates implied by the forward LIBOR/swap curve. The most recent actual 3-month prepayment speeds were very high as a result of the drop in interest rates that occurred over the second half of 2001 that increased refinance volume to very high levels. As of December 31, 2001, spot interest rates had increased, as well as the 10-year forward curve was upward sloping over a five year period, which results in our estimate of prepayment rates decreasing over the life of the loans.

      The weighted average multiple represents the book value divided by the quotient of collateral balance and interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the weighted average life of the discounted cash flows. The marketplace frequently uses calculated multiples to assess the overall risk profile of valuation assumptions. Generally, the higher the multiple (given a similar product type, coupon and loan age), the higher the overall risk profile.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      At December 31, 2001, we had operating liquidity of $2.2 billion and a leverage (debt to equity) ratio of 7.9 to 1. Operating liquidity is defined as unpledged liquid assets on hand plus borrowing availability under committed lines of credit subject to the availability of eligible assets for pledge as collateral. Under prior regulations, thrifts were required to maintain a specified ratio of cash and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. As a result of recent statutory and regulatory changes, the Bank is not currently required to maintain an average daily liquidity balance at levels prescribed by the OTS, but we continue to be subject to the requirement that we maintain sufficient liquidity to ensure our safe and sound operation. Our policy is to maintain 3% of the previously defined regulatory liquidity base (previous quarter’s average daily balance of deposits and borrowings maturing within 12 months). We currently believe that our liquidity level is adequate based upon our current activities and is consistent with the safe and sound operation of the Bank. While there can be no guarantees and subject to the matters discussed below, we are not aware of any trends, demands, commitments or uncertainties that are reasonably likely to result in liquidity materially decreasing in the foreseeable future.

PRINCIPAL SOURCES OF CASH

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans and mortgage-backed securities. Our primary sources of funds used to meet these financing needs include loan sales and securitizations, deposits, advances from the FHLB, borrowings and capital. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital.

Loan Sales and Securitizations

      Our business model relies heavily upon selling the substantial majority of the mortgage loans that we acquire within two months after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. See “Item 1 — BUSINESS, under the section LIQUIDITY RISKS” for additional discussion of our liquidity risk associated with our access to the secondary market.

      Additionally, we may use in the future NIM trusts to monetize residual securities we retain on private-label securitizations. These NIM trusts allow us to convert the majority of our investment in these residual securities into cash. See “Item 1 — SUBSIDIARIES AND QUALIFYING SPECIAL PURPOSE ENTITIES” for additional discussion of NIM trusts.

Deposits

      Consistent with our funding needs, we solicit short-term deposits and, to a lesser degree, long-term deposits from the general public and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts. Deposits totaled $3.2 billion at December 31, 2001 and $0.8 billion at December 31, 2000.

      The following table sets forth the average balance of, and the average interest rate paid on, deposits by deposit category for the years ended December 31, 2001 and 2000 (while we have been a depository institution since July 1, 2000, the average balances are calculated on a full year basis for both years ended December 31, 2001 and 2000).

	2001		2000

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Noninterest-bearing checking	$18,871	0.00%	$8,655	0.00%
Interest-bearing checking	26,109	1.79%	11,459	1.90%
Savings	267,538	4.03%	47,869	4.82%
Certificates of deposit	1,615,512	5.42%	207,728	6.60%

Total interest-bearing deposits	1,909,159	5.17%	267,056	6.08%

Total deposits	$1,928,030	5.12%	$275,711	5.89%

      Accrued but unpaid interest on deposits included in other liabilities totaled $413 thousand at December 31, 2001 and $188 thousand at December 31, 2000.

Advances From The Federal Home Loan Bank

      The FHLB system functions in a reserve capacity for savings institutions. As a member, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, generally on a secured basis, in amounts determined by reference to available collateral. FHLB stock, one-to-four family mortgage loans and AAA-rated agency mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. The Bank has been pre-approved for advances up to $2.1 billion of which $2.0 billion was outstanding at December 31, 2001. The FHLB offers several credit programs, each with its own interest rate, which may be fixed or variable, and a range of maturities.

Borrowings

      Borrowings primarily consist of loans and securities sold under committed agreements to repurchase, syndicated bank lines, a commercial paper conduit and senior unsecured notes. Borrowings decreased from $2.9 billion at December 2000 to $1.1 billion at December 31, 2001. The overall decrease in these borrowings was primarily due to our success in obtaining deposits from customers and advances from the FHLB, both of which are typically lower marginal cost financing alternatives to other borrowings.

      Our overall funding strategy is to use committed financing facilities. The table below summarizes our sources of financing as of December 31, 2001:

	Committed	Outstanding		Maturity
Financial Institution or Instrument	Financing	Balances	Type of Financing	Date

(Dollars in millions)
Merrill Lynch	$1,500	$404	Repurchase Agreement	Jun-03
Morgan Stanley	1,000	198	Repurchase Agreement	Apr-03
UBS Warburg	750	105	Repurchase Agreement	Mar-02
Credit Suisse First Boston	500	—	Repurchase Agreement	Jul-02
Greenwich Capital	300	44	Repurchase Agreement	Nov-02
First Union Bank Syndicate	400	94	Revolving Bank Line	Dec-02
Bank of America	100	48	Revolving Bank Line	Jul-02
Bank of America	200	94	Commercial Paper Conduit	Aug-02
CMO’s	47	47	Collateralized Mortgage Obligation	N/A
Senior Unsecured Notes	20	20	Senior Unsecured Notes	Oct-02

Total Borrowings	4,817	1,054
Advances from Federal Home Loan Bank	2,107	1,999

Total Committed Financing	$6,924	3,053

Deposits		3,239

Total Debt Financing		6,292

Other — Trust Preferred Securities		116	Trust Preferred Securities	Nov-31

Total Financing		$6,408

      In October of 2001, Standard & Poor’s reaffirmed the ratings previously given to IndyMac Bancorp, applying the same ratings to IndyMac Bank: short-term rating of “A-3” (“adequate capacity to meet financial obligations”) and long-term rating of BBB- with a negative outlook. In November of 2001, Fitch IBCA Duff & Phelps reaffirmed the following ratings for both IndyMac Bancorp and IndyMac Bank: short-term rating of F2 (“low probability of default”) and long-term rating of BBB- with a stable outlook. With the exception of one facility, our credit facilities do not have default triggers tied to our credit rating. While a change in rating does not directly affect our current borrowing capacity in a material manner, it might affect our lenders’ decision to renew credit facilities with us or it may change market perceptions and impact our trading and loan sales activities.

      The maximum amount of borrowings at any month-end during 2001, 2000 and 1999 was $3.5 billion in April of 2001, $4.1 billion in December of 2000, and $4.6 billion in January of 1999.

      For additional information of the Company’s contractual obligations and commitments, see “Note 11 — BORROWINGS” and “Note 20 — COMMITMENTS AND CONTINGENCIES” in the accompanying notes to the consolidated financial statements of IndyMac.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are used in ongoing operations and will fund future growth plans. For further discussion, see “Note 12 — TRUST PREFERRED SECURITIES” in the accompanying notes to the consolidated financial statements of IndyMac.

Regulatory Capital Requirements

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. As a result of the acquisition of SGVB in July of 2000, the OTS mandated that the Bank hold Tier 1 (core) capital at 8% for three years following the consummation of the transaction and maintain a well-capitalized risk-based capital position of 10%. Additionally, Tier 1 risk-based capital (core capital plus supplementary capital less allowance for loan losses) must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a “well capitalized” institution. In addition to excess regulatory capital at the Bank, we have $168 million of unleveraged and unencumbered capital at IndyMac Bancorp all held in the form of loans to the Bank or deposits in the Bank.

      In late 2001, the federal banking agencies, including the FDIC and OTS, issued a final rule related to recourse obligations, direct credit substitutes and residual interests in asset securitizations that expose banking organizations to credit risk. We believe that, under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. See “Item 1 — BUSINESS, under the section, REGULATION AND SUPERVISION” for additional discussion of capital requirements.

Share Repurchases

      In June of 1999, our Board of Directors approved a $100 million share repurchase program, which has since been amended to increase the program to $400 million. From the share repurchase program’s inception through December 31, 2001, we repurchased 18.2 million shares in open market transactions at an average price of approximately $16.81 per share, for a total of $306.1 million. Additionally, in August of 2000, we acquired 3.6 million shares in a bulk purchase from CCR at a price of $18.70 per share. This bulk purchase represented the entire holding of IndyMac Bancorp stock by CCR. The bulk purchase was approved by the Board of Directors separately from the $400 million share repurchase program previously approved by the Board of Directors and does not impact the repurchase capacity remaining under the program. We have excess capital at the Bank of $85 million and excess capital at IndyMac Bancorp of $168 million as of December 31, 2001. This excess capital provides us with the financial flexibility to grow our core mortgage banking operations, expand our investment portfolio and/or strategically repurchase our shares as opportunities arise.

Capital Distributions

      Since the third quarter of 1999, we have not paid cash dividends on our common stock, preferring to invest in growth or repurchase our shares. Prior to 2000, we paid a regular quarterly dividend due to our status as a REIT. In connection with our conversion to a fully taxable entity effective January of 2000, the Board of Directors adopted a policy of not paying cash dividends for the foreseeable future.

PRINCIPAL USES OF CASH

      Our most significant use of cash is for the acquisition of mortgage loans. During 2001 we acquired $15.3 billion of mortgage loans compared to $8.4 billion in 2000. Secondarily, we used cash to acquire $1.5 billion and $728 million of mortgage-backed securities in 2001 and 2000, respectively. Investments in construction and mortgage loans held for investment required cash resources of $629 million and $356 million in 2001 and 2000, respectively. In addition to the financing sources discussed above, such uses are funded by net cash flows from operations, sale of mortgage-backed securities and principal payments on loans and investments.

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

      As presented in the consolidated statements of cash flows, we had a net increase in cash and cash equivalents in 2001 and 2000 of $85.4 million and $63.4 million, respectively.

Operating Activities

      Net cash used in operating activities increased to $1.2 billion in 2001 from $863.4 million in 2000, an increase of $315.7 million. This increase in cash used by operating activities primarily resulted from our mortgage banking operations. While the initial capitalization of MSRs results in a reduction in cash gains, it is substantially offset by the subsequent non-cash amortization of retained assets and other MBS.

      Since we are a mortgage banker, our loan purchases and sales are considered operating activities. Purchases and originations of mortgage loans held for sale exceeded the subsequent sale of these loans by $1.3 billion in 2001 and $1.1 billion in 2000. Excluding loan purchases and sales, cash flows provided from operations totaled $169 million and $195 million in 2001 and 2000, respectively.

Investing Activities

      Net cash used in investing activities increased slightly to $219.0 million in 2001 from $193.3 million in 2000, an increase of $25.7 million. This was primarily due to net purchases of mortgage-backed securities increasing year over year by $39.8 million.

Financing Activities

      Net cash provided from financing activities increased to $1.5 billion in 2001 from $1.1 billion in 2000, an increase of $363.5 million. The increase was driven by growth in our funding needs. The various increases and decreases in our funding sources were attributable to a shift in funding strategy driven by the start up of our consumer banking operations.

      For further information on liquidity see “Item 1 — CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, under the section, LIQUIDITY RISK”.

FUTURE EARNINGS OUTLOOK

      Mortgage originations in our industry have grown at approximately a 14% compounded annual growth rate over the past decade, or about twice the growth of mortgage debt outstanding. Industry analysts predict that mortgage debt outstanding will continue to increase 7% - 8% per year. Accordingly, we are in a strong growth industry and have a good opportunity to grow our business given our overall strategy, proven ability to execute and given our relatively small market share, which is currently less than 1%. Long term, our goal is to increase earnings per share (“EPS”) in the range of 15% per year. For 2002, our goal is to achieve earnings within the range of $2.30 to $2.40, representing 15% to 20% EPS growth. While we believe our goal is reasonable, our business is cyclical and highly dependent upon interest rates. As a result, significant changes in interest rates can create volatility in our earnings from quarter to quarter and year over year and could impact our ability to achieve established goals consistently in each reporting period.

      Our financial forecast is based on the assumption, among others, that we will increase our mortgage production volume by 15% in 2002. The Mortgage Bankers Association of America has announced that it expects a 30% decline in mortgage production volume in 2001. Our plan anticipates that we will be able to increase volumes in the face of this market decline through an increase in customer penetration, growth in the number of customers and product and channel expansion.

      Our financial forecast anticipates that we will hold an average of $265 million of excess capital on a consolidated basis during 2002. We therefore are exploring alternatives to deploy this capital including stronger production growth, opportunities in our investment portfolio and opportunistic acquisitions that will enhance earnings. If we determine that these alternatives are not realistic or will not provide sufficient shareholder returns, we may opt to deploy some of this excess capital to our share repurchase program. Any enhanced returns associated with such deployment of this excess capital are not currently included in our financial forecast.

      While we believe that both our financial forecast and assumptions on which it is based are reasonable, they are subject to risks and uncertainties, including those identified in “Item 1 — CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS”. The information contained in this section speaks as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission. We undertake no obligation to update or revise this information, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk including fluctuations in short and long term interest rates. An additional risk is the early prepayment of loans held for investment, MBS and mortgage loans underlying our MSRs, AAA-rated interest-only securities and residuals. Our Investment Portfolio group is responsible for the management of interest rate and prepayment risks subject to policies and procedures established by our management level Asset and Liability Committee (“ALCO”) and board of directors level ALCO. See “Item 1 — CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” for further discussion of risks.

HEDGING ACTIVITIES

      We utilize a variety of means in order to manage interest rate risk. On a macro basis, we invest in MSRs and AAA-rated interest-only securities to hedge potential decreases in production volumes and gain on sale of loans due to increases in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with a forward commitment to sell a FNMA or FHLMC security of comparable maturity and weighted average interest rate. To hedge our investments in AAA-rated interest-only securities and mortgage servicing rights, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans held for investment. In connection with all of the above strategies, we use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

MONITORING TOOLS

      ALCO closely monitors interest rate risk. The primary measurement tools used to evaluate risk include an interest rate shock analysis and a GAP analysis. An interest rate shock analysis simulates the effects of an instantaneous and sustained change in interest rates (in a variety of basis point increments) to parallel and non-parallel rate shifts, on our assets and liabilities, commitments and hedges. The result is an estimate of the increase or decrease to earnings, other comprehensive income and net portfolio value.

Interest Rate Shock Analysis

      The following table sets forth our estimate of the impact of an instantaneous and sustained parallel shift in the LIBOR/ swap curve of 50 and 100 basis points, or .50% and 1.0%, respectively, all else being constant, on net earnings and other comprehensive income as of December 31, 2001:

	Effect of Change in Interest Rates

	Decrease		Increase

	100 bp	50 bp	50 bp	100 bp

Net earnings	$9,302	$714	$332	$311
Other comprehensive income (loss)	12,758	7,363	(8,636)	(18,105)

Total comprehensive income (loss)	$22,060	$8,077	$(8,304)	$(17,794)

      The increase in net earnings associated with a 100 basis point decrease in rates is primarily from our investment in option-based hedges (i.e., interest rate floors). Such instruments are used to hedge MSRs and AAA-rated interest-only securities and increase in value at an accelerated rate for large downward movements in rate, resulting in relatively large gains. While this creates an asymmetrical profile, we use this strategy because the sensitivity of the hedged assets in a decreasing rate environment is greater than that in an increasing rate environment. The decrease in other comprehensive income if interest rates increase is primarily due to the lower value of available for sale securities. This shock analysis does not reflect all the economic results of changes in interest rates as it does not reflect the increase in value of fixed rate liabilities. The impact of these liabilities and the overall value of our balance sheet, including hedges and commitments, are incorporated in the NPV analysis discussed below, which provides a more complete and much better analysis of the impact of changes in interest rates.

      OTS Thrift Bulletin 13a requires that the Board of Directors establish and demonstrate quarterly compliance with approved limits for NPV, which is defined as the estimated fair value of our assets, minus the estimated fair value of liabilities, plus the estimated fair value of off-balance sheet contracts and other derivative instruments, under six hypothetical interest rate simulations represented by immediate, permanent and parallel movements in interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure of interest rates at any quarter end. While the primary risk focus by the OTS, in general, is the up and down 200 basis point simulations, we focus on this and other rate changes based on our assessment of the likely changes in interest rates given current market conditions. The following table sets forth the Bank’s NPV analysis as of December 31, 2001 and change in NPV associated with a 100 basis point change in interest rates.

		Effect of Change in
		Interest Rates

	December 31, 2001	Decrease	Increase
	Fair Value	100 bp	100 bp

	(Dollars in thousands)
Cash and cash equivalents	$153,295	$153,296	$153,284
Mortgage-backed and investment securities	1,538,293	1,537,313	1,519,105
Loans receivable	5,017,874	5,110,233	4,910,704
Mortgage servicing rights	321,120	271,475	360,577
Other assets	337,419	341,924	332,924

Total assets	$7,368,001	$7,414,241	$7,276,594

Deposits	$3,375,301	$3,415,664	$3,335,849
Advances from Federal Home Loan Bank	2,051,984	2,070,372	2,033,960
Borrowings	1,080,991	1,082,107	1,079,848
Other liabilities	122,476	122,476	122,477

Total liabilities	6,630,752	6,690,619	6,572,134
Derivatives	82,020	89,601	104,951

Shareholders’ equity (NPV)	$819,269	$813,223	$809,411

% Change from base case		(0.74)%	(1.20)%

      The assumptions inherent in our interest rate shock models include valuation changes in an instantaneous and parallel rate shock and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk between the change in rates on Treasury, LIBOR/swap curve and mortgages. In addition, the sensitivity analyses described in the prior paragraphs are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.

GAP Analysis

      Another measurement of our interest rate risk is a GAP analysis. “GAP” is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. GAP analysis provides a static view of interest rate sensitivity at a particular point in time and does not measure the potential volatility in forecasted results under various interest rate scenarios. At December 31, 2001, we have more interest-sensitive assets than interest-sensitive liabilities repricing in shorter term maturity buckets and more interest-sensitive liabilities than interest-sensitive assets repricing in longer term maturity buckets. As a result, in general, an increase in interest rates could be expected to result in an increase in net interest income and a decrease in interest rates could be expected to result in a decrease in net interest income. Actual changes in interest rates will result in the repricing of existing assets and liabilities, and will result in changes to asset and liability volume and mix. For this reason, GAP analysis is not an accurate predictor of net interest income, but is one of several measurements of interest rate risk.

      ALCO monitors our hedging activities to ensure that the value of hedges, their correlation to the balance sheet item being hedged, and the amounts being hedged, continue to provide effective protection against interest rate risk. While there can be no assurances that our interest rate management strategies will be effective, we believe we have adequate internal controls to monitor and manage our interest rate risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item 8 is hereby incorporated by reference to IndyMac Bancorp’s Consolidated Financial Statements and Report of Independent Auditors beginning at page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this Item 9 was previously reported in Form 8-K filed on June 4, 2001.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 as to directors and executive officers of IndyMac Bancorp is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) and (2) — Financial Statements and Schedules

      The information required by this section of Item 14 is set forth in the Index to Financial Statements and Schedules at page F-2 of this Form 10-K.

      (3) — Exhibits

Exhibit
No.	Description

2.1*	Amended and Restated Agreement and Plan of Merger by and between SGV Bancorp, Inc. (“SGVB”) and IndyMac Bancorp (formerly known as IndyMac Mortgage Holdings, Inc.), dated as of July 12, 1999 and Amended and Restated as of October 25, 1999 (incorporated by reference to Appendix A to the definitive joint proxy statement of IndyMac Bancorp and SGVB filed with the SEC on November 5, 1999).
3.1*	Restated Certificate of Incorporation of IndyMac Bancorp (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
3.2*	Amended and Restated Bylaws of IndyMac Bancorp (incorporated by reference to Exhibit 3.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
4.1*	Indenture (the “Indenture”), dated as of December 1, 1985, between Countrywide Mortgage Obligations, Inc. (“CMO, Inc.”) and Bankers Trust Company, as Trustee (“BTC”) (incorporated by reference to Exhibit 4.1 to CMO, Inc.’s Form 8-K filed with the SEC on January 24, 1986).
4.2*	Series A Supplement, dated as of December 1, 1985, to the Indenture (incorporated by reference to Exhibit 4.2 to CMO, Inc.’s Form 8-K filed with the SEC on January 24, 1986).
4.3*	Series M Supplement, dated as of January 1, 1987, to the Indenture (incorporated by reference to Exhibit 4.3 to CMO, Inc.’s Form 8-K filed with the SEC on March 16, 1987).

Exhibit
No.	Description

4.4*	Indenture Supplement, dated as of September 1, 1987, among Countrywide Mortgage Obligations III, Inc. (“CMO III, Inc.”), CMO, Inc. and BTC (incorporated by reference to Exhibit 4.1 to CMO III, Inc.’s Form 8-K filed with the SEC on October 9, 1987).
4.5*	Indenture dated as of March 30, 1993 between Countrywide Mortgage Trust 1993-I (the “1993-I Trust”) and State Street Bank and Trust Company (the “Bond Trustee”) (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
4.6*	Indenture dated as of April 14, 1993 between Countrywide Mortgage Trust 1993-II (the “1993-II Trust”) and the Bond Trustee (incorporated by reference to Exhibit 4.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
4.7*	First Supplemental Indenture dated as of May 24, 1993 between the 1993-II Trust and the Bond Trustee (incorporated by reference to Exhibit 4.25 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 1994).
4.8	Indenture dated as of November 14, 2001 between IndyMac Bancorp and The Bank of New York (“BoNY”), as Trustee.
4.9	First Supplemental Indenture dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Trustee.
4.10*	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
4.11*	Rights Agreement dated as of October 17, 2001 between IndyMac Bancorp and BoNY, as Rights Agent (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 18, 2001).
10.1*	Deposit Trust Agreement dated as of March 24, 1993 between CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.2*	Master Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, IndyMac Bancorp (formerly known as Countrywide Mortgage Investments, Inc., “CMI”), and the Bond Trustee (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.3*	Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, CHL and the Bond Trustee (incorporated by reference to Exhibit 10.3 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.4*	First Amendment dated as of March 30, 1993 to Agreement between CMO II, Inc. and CMI (incorporated by reference to Exhibit 10.5 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.5*	Deposit Trust Agreement dated as of April 7, 1993 between CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.7 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.6*	Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CMI and the Bond Trustee (incorporated by reference to Exhibit 10.8 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.7*	Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CHL and the Bond Trustee (incorporated by reference to Exhibit 10.9 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.8*	First Amendment to Deposit Trust Agreement dated as of April 13, 1993 between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.11 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.9*	Contribution and Mortgage Loan Acquisition Agreement dated as of April 19, 1993 between CMI and CHL (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Amendment No. 3 to S-3 Registration Statement (No. 33-63034) filed with the SEC on July 16, 1993).

Exhibit
No.	Description

10.10*	First Amendment to Deposit Trust Agreement dated as of April 16, 1993 between CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 1993).
10.11	Amended and Restated Trust Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Sponsor, Roger H. Molvar and Richard L. Sommers, as Administrative Trustees, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, BoNY, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and several Holders of the Securities.
10.12	Unit Agreement dated as of November 14, 2001 between IndyMac Bancorp, IndyMac Capital Trust I, Wilmington Trust Company, as Property Trustee, and BoNY, as Agent.
10.13	Warrant Agreement dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Warrant Agent.
10.14	Guarantee Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Guarantor, and BoNY, as Guarantee Trustee.
10.15*	Employment Agreement dated December 30, 1998 between IndyMac Bancorp and David S. Loeb (incorporated by reference to Exhibit 10.57 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 1998).
10.16*	Employment Agreement dated February 4, 2000 between IndyMac Bancorp, IndyMac, Inc. and Richard H. Wohl (incorporated by reference to Exhibit 10.27 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 1999).
10.17*	Amendment to Employment Agreement dated February 29, 2000 between IndyMac Bancorp and David S. Loeb (incorporated by reference to Exhibit 10.28 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 1999).
10.18*	Resignation Agreement dated February 29, 2000 between IndyMac Bancorp and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2000).
10.19*	Employment Agreement dated October 18, 2000 between IndyMac Bank and Roger Molvar (incorporated by reference to Exhibit 10.16 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.20*	Employment Agreement dated November 1, 2000 between IndyMac Bank and Carmella Grahn (incorporated by reference to Exhibit 10.17 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.21*	Amendment to Employment Agreement dated December 1, 2000 between IndyMac Bancorp and Richard H. Wohl (incorporated by reference to Exhibit 10.19 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.22*	Rider to Employment Agreement dated December 15, 2000 between IndyMac Bank and Roger Molvar (incorporated by reference to Exhibit 10.20 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.23*	Rider to Employment Agreement dated December 15, 2000 between IndyMac Bank and Carmella Grahn (incorporated by reference to Exhibit 10.21 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.24*	Second Amendment to Employment Agreement dated February 1, 2001 between IndyMac Bancorp and David S. Loeb (incorporated by reference to Exhibit 10.22 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.25*	Employment Agreement dated February 5, 2001 between IndyMac Bank and S. Blair Abernathy (incorporated by reference to Exhibit 10.23 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.26	Employment Agreement dated February 1, 2002 between IndyMac Bancorp and Michael W. Perry.
10.27*	IndyMac Bank Deferred Compensation Plan effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2001).
21.1	List of Subsidiaries.

Exhibit
No.	Description

23.1	Consent of Ernst & Young LLP.
23.2	Consent of Grant Thornton LLP.
99.1	Guidelines for Corporate Governance Issues as adopted by the Board of Directors of IndyMac Bancorp on January 23, 2002.
99.2	Reports on Internal Control Over Financial Reporting.

*	Incorporated by reference.

      (b) — Reports on Form 8-K

      We filed three reports on Form 8-K during the fourth quarter of 2001 as follows:

•	November 9, 2001 under Item 5. Other Events noting that we entered into an Underwriting Agreement providing for the sale by IndyMac to the underwriters named therein of up to 4,000,000 WIRES Units comprised of trust preferred securities and common stock warrants.

•	November 9, 2001 under Item 5. Other Events reporting the results for the quarter ended September 30, 2001 as previously issued in a press release on October 18, 2001.

•	October 18, 2001 under Item 5. Other Events noting that we declared a dividend distribution of one preferred share purchase right for each share of common stock, par value $0.01 per share, of the Company outstanding at the close of business on November 1, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 8, 2002.

INDYMAC BANCORP, INC.

By:	/s/ MICHAEL W. PERRY

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

Signatures	Title	Date

/s/ DAVID S. LOEB David S. Loeb	Chairman of the Board of Directors	March 8, 2002

/s/ MICHAEL W. PERRY Michael W. Perry	Vice Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 8, 2002

/s/ CARMELLA L. GRAHN Carmella L. Grahn	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2002

/s/ LYLE E. GRAMLEY Lyle E. Gramley	Director	March 8, 2002

/s/ HUGH M. GRANT Hugh M. Grant	Director	March 8, 2002

/s/ PATRICK C. HADEN Patrick C. Haden	Director	March 8, 2002

Signatures	Title	Date

/s/ ROBERT L. HUNT II Robert L. Hunt II	Director	March 8, 2002

/s/ FREDERICK J. NAPOLITANO Frederick J. Napolitano	Director	March 8, 2002

/s/ JAMES R. UKROPINA James R. Ukropina	Director	March 8, 2002

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT AUDITORS

INDYMAC BANCORP, INC.

AND SUBSIDIARIES

December 31, 2001, 2000 and 1999

INDYMAC BANCORP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

(1)	IndyMac, Inc. and Subsidiaries’ financial statements as of and for the three years ended December 31, 1999, as previously issued, are included in this Form 10-K in compliance with Regulation S-X 210.3-09(a), which states that a registrant shall include the separate financial statements of a significant subsidiary.

Report of Independent Auditors — Ernst & Young LLP

Board of Directors and Shareholders

IndyMac Bancorp, Inc.

      We have audited the accompanying consolidated balance sheet of IndyMac Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of IndyMac Bancorp, Inc. for the year ended December 31, 2000 and 1999 were audited by other auditors whose report dated January 22, 2001, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Bancorp, Inc. and Subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California

January 22, 2002

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

IndyMac Bancorp, Inc.

      We have audited the accompanying consolidated balance sheet of IndyMac Bancorp, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Bancorp, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Los Angeles, California

January 22, 2001

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Dollars in thousands)
Assets
Cash and cash equivalents	$153,295	$67,867
Investment securities available for sale, amortized cost of $0 and $18,298, respectively	—	18,387
Mortgage-backed securities classified as trading securities ($182.5 million pledged as collateral for repurchase agreements at December 31, 2001)	215,200	—
Mortgage-backed securities available for sale, amortized cost of $1,350,721 and $1,147,376, respectively ($81.6 million and $387.2 million pledged as collateral for repurchase agreements at December 31, 2001 and 2000, respectively)	1,349,159	1,135,916
Loans receivable:
Loans held for sale
Prime	1,940,213	1,219,737
Subprime	140,550	201,035
Loans held for investment
Mortgage	1,615,197	1,578,216
Builder construction	596,273	554,028
Consumer construction	725,200	372,394
Income property	58,616	57,717
Revolving warehouse lines of credit	1,071	57,492
Allowance for loan losses	(57,700)	(58,962)

Total loans receivable ($2.0 billion pledged as collateral for repurchase agreements at December 31, 2001 and 2000, respectively)	5,019,420	3,981,657
Mortgage servicing rights	321,316	211,127
Investment in Federal Home Loan Bank stock, at cost	99,996	63,281
Interest receivable	52,172	51,432
Goodwill and other intangible assets	35,637	38,724
Foreclosed assets	19,372	16,265
Other assets	231,744	155,548

Total assets	$7,497,311	$5,740,204

	December 31,

	2001	2000

	(Dollars in thousands)
Liabilities and Shareholders’ Equity
Deposits	$3,238,864	$797,935
Advances from Federal Home Loan Bank	1,999,378	1,264,457
Borrowings	1,053,670	2,850,189
Other liabilities	243,974	99,730

Total liabilities	6,535,886	5,012,311
Company obligated mandatorily redeemable preferred stock of the Company’s subsidiary trust, holding solely Junior Subordinated Debentures of the Company	116,287	—
Shareholders’ Equity
Preferred Stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 83,312,516 shares (60,366,266 outstanding) at December 31, 2001 and issued 81,758,312 shares (62,176,316 outstanding) at December 31, 2000	833	818
Additional paid-in-capital	996,649	920,205
Accumulated other comprehensive income (loss)	570	(2,603)
Retained earnings	234,314	117,926
Treasury stock, 22,946,250 shares and 19,581,996 shares, respectively	(387,228)	(308,453)

Total shareholders’ equity	845,138	727,893

Total liabilities and shareholders’ equity	$7,497,311	$5,740,204

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except
	per share data)
Interest income
Mortgage-backed and other securities	$121,867	$84,529	$25,534
Loans held for sale
Prime	158,202	82,547	55,243
Subprime	19,780	22,401	9,072
Income property	—	2,111	—
Manufactured housing	—	—	13,038
Home improvement	—	—	14,995
Loans held for investment
Mortgage	137,987	123,455	80,566
Builder construction	53,650	76,157	78,292
Consumer construction	42,241	28,085	30,334
Income property	4,872	4,781	6,517
Revolving warehouse lines of credit	806	16,397	21,553
Advances to IndyMac, Inc.	—	—	20,525
Other	5,535	2,287	886

Total interest income	544,940	442,750	356,555
Interest expense
Deposits	98,781	16,245	—
Advances from Federal Home Loan Bank	95,222	13,559	—
Borrowings	146,938	253,551	185,623

Total interest expense	340,941	283,355	185,623

Net interest income	203,999	159,395	170,932
Provision for loan losses	22,022	15,974	16,446

Net interest income after provision for loan losses	181,977	143,421	154,486
Other income
Gain on sale of loans	229,444	123,637	—
Service fee income	28,963	41,145	—
Gain (loss) on mortgage-backed securities, net	7,097	417	(10,010)
Fee and other income	52,036	28,478	3,944
Equity in earnings of IndyMac, Inc.	—	—	2,109

Total other income	317,540	193,677	(3,957)

Net revenues	499,517	337,098	150,529

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except
	per share data)
Other expense
Operating expenses	278,979	175,495	34,600
Amortization of goodwill and other intangible assets	3,392	2,266	—
Non-recurring and other charges (income)	(778)	18,257	—

Total other expense	281,593	196,018	34,600

Trust preferred expense	1,377	—	—

Earnings before provision for income taxes and cumulative effect of a change in accounting principle	216,547	141,080	115,929
Provision for income taxes	89,974	59,254	—
Income tax benefit from termination of REIT status	—	(36,100)	—

Earnings before cumulative effect of a change in accounting principle	126,573	117,926	115,929
Cumulative effect of a change in accounting principle	(10,185)	—	—

Net earnings	$116,388	$117,926	115,929

Pro forma provision for income taxes (unaudited, see notes 1 and 2)			48,373

Pro forma net earnings (unaudited, see notes 1 and 2)			$67,556

Earnings per share before cumulative effect of a change in accounting principle
Basic	$2.07	$1.73
Diluted	$2.00	$1.69
Earnings per share from cumulative effect of a change in accounting principle
Basic	$(0.16)	$—
Diluted	$(0.16)	$—
Net earnings per share
Basic	$1.91	$1.73
Diluted	$1.84	$1.69
Pro forma earnings per share (unaudited, see notes 1 and 2)
Basic			$0.87
Diluted			$0.86

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total	Cumulative		Total
	Shares	Common	Paid-in	Income	Cumulative	Comprehensive	Distributions to	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Shareholders	Stock	Equity

	(Dollars in thousands)
Balance at December 31, 1998	74,693,565	$758	$1,018,859	$(18,776)	$277,220	$—	$(442,896)	$(13,062)	$822,103
Common stock options exercised	159,938	2	1,779	—	—	—	—	—	1,781
Directors’ and officers’ notes receivable	—	—	8,503	—	—	—	—	—	8,503
Deferred compensation, restricted stock	234,661	2	2,543	—	—	—	—	—	2,545
401(k) contribution	56,126	1	704	—	—	—	—	—	705
Net gain on mortgage securities available for sale	—	—	—	26,209	—	26,209	—	—	26,209
Dividend reinvestment plan	4,474,969	44	47,939	—	—	—	—	—	47,983
Purchases of common stock	(4,542,391)	—	—	—	—	—	—	(63,316)	(63,316)
Net earnings	—	—	—	—	115,929	115,929	—	—	115,929
Dividends paid	—	—	—	—	—	—	(134,912)	—	(134,912)

Net change	383,303	49	61,468	26,209	115,929	142,138	(134,912)	(63,316)	5,427

Balance at December 31, 1999	75,076,868	807	1,080,327	7,433	393,149		(577,808)	(76,378)	827,530

Common stock options exercised	874,836	7	18,785	—	—	—	—	—	18,792
Directors’ and officers’ notes receivable	—	—	506	—	—	—	—	—	506
Deferred compensation, restricted stock	79,038	3	3,982	—	—	—	—	—	3,985
401(k) contribution	72,980	1	1,109	—	—	—	—	—	1,110
Net loss on mortgage securities available for sale	—	—	—	(10,036)	—	(10,036)	—	—	(10,036)
Dividend reinvestment plan	11,329	—	155	—	—	—	—	—	155
Purchases of common stock	(13,938,735)	—	—	—	—	—	—	(232,075)	(232,075)
Close-out of cumulative earnings and distributions to additional paid-in capital	—	—	(184,659)	—	(393,149)	—	577,808	—	—
Net earnings	—	—	—	—	117,926	117,926	—	—	117,926

Net change	(12,900,552)	11	(160,122)	(10,036)	(275,223)	107,890	577,808	(232,075)	(99,637)

Balance at December 31, 2000	62,176,316	818	920,205	(2,603)	117,926		—	(308,453)	727,893

Common stock options exercised	1,417,038	14	19,984	—	—	—	—	—	19,998
Directors’ and officers’ notes receivable	—	—	(48)	—	—	—	—	—	(48)
Deferred compensation, restricted stock	62,189	—	2,318	—	—	—	—	—	2,318
401(k) contribution	73,453	1	1,876	—	—	—	—	—	1,877
Net gain on mortgage securities available for sale	—	—	—	2,136	—	2,136	—	—	2,136
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	1,037	—	1,037	—	—	1,037
Dividend reinvestment plan	1,524	—	37	—	—	—	—	—	37
Purchases of common stock	(3,364,254)	—	—	—	—	—	—	(78,775)	(78,775)
Issuance of warrants	—	—	52,277	—	—	—	—	—	52,277
Net earnings	—	—	—	—	116,388	116,388	—	—	116,388

Net change	(1,810,050)	15	76,444	3,173	116,388	$119,561	—	(78,775)	117,245

Balance at December 31, 2001	60,366,266	$833	$996,649	$570	$234,314		$—	$(387,228)	$845,138

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$116,388	$117,926	$115,929
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of securities and mortgage servicing rights	172,144	165,773	59,518
Amortization of goodwill and other intangible assets	3,392	2,266	—
Other depreciation and amortization	14,927	3,932	(5,855)
Gain on sale of loans	(229,444)	(123,637)	—
(Gain) loss on mortgage-backed securities, net	(7,097)	(417)	10,010
Provision for loan losses	22,022	15,974	16,446
Non-cash compensation expense	3,416	16,904	3,250
Cumulative effect of a change in accounting principle	10,185	—	—
Income tax benefit from termination of REIT status	—	(36,100)	—
Equity in earnings of IndyMac, Inc.	—	—	(2,109)
Net decrease (increase) in other assets and liabilities	61,497	32,390	(21,640)
Payments from trading mortgage securities	1,512	—	—

Net cash provided by operating activities before mortgage loans held for sale activity	168,942	195,011	175,549
Purchases and originations of mortgage loans held for sale	(15,327,316)	(8,424,714)	(5,900,265)
Sales of and payments from mortgage loans held for sale	13,979,274	7,366,317	6,435,475

Net cash (used in) provided by operating activities	(1,179,100)	(863,386)	710,759

Cash flows from investing activities:
Purchases of mortgage loans held for investment	(226,628)	(156,279)	(11,824)
Sales of and payments from mortgage loans held for investment	821,234	520,276	310,249
Net (increase) decrease in construction loans receivable	(402,745)	(199,203)	173,576
Net decrease in revolving warehouse lines of credit	54,610	174,762	202,381
Purchases of mortgage securities available for sale	(1,475,574)	(728,001)	(102,614)
Sales of and payments from mortgage securities available for sale	1,049,931	342,171	20,992
Net purchases of mortgage servicing rights	(3,063)	(564)	—
Purchase of SGV Bancorp, Inc.	—	(53,357)	—
Purchase of PNB Mortgage	—	(35,291)	—
Net increase in investment in Federal Home Loan Bank stock, at cost	(36,715)	(57,767)	—
Net increase in advances to IndyMac, Inc.	—	—	(31,612)

Net cash (used in) provided by investing activities	(218,950)	(193,253)	561,148

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	2,440,731	442,438	—
Net increase in advances from Federal Home Loan Bank	734,307	1,170,520	—
Net decrease in borrowings	(1,802,279)	(276,858)	(1,127,709)
Net proceeds from issuance of trust preferred securities and warrants	168,564	—	—
Net proceeds from issuance of common stock and exercise of stock options	20,930	15,993	57,703
Purchases of common stock	(78,775)	(232,075)	(63,316)
Cash dividends paid	—	—	(134,912)

Net cash provided by (used in) financing activities	1,483,478	1,120,018	(1,268,234)

Net increase in cash and cash equivalents	85,428	63,379	3,673
Cash and cash equivalents at beginning of period	67,867	4,488	815

Cash and cash equivalents at end of period	$153,295	$67,867	$4,488

Supplemental cash flow information:
Cash paid for interest	$351,911	$264,028	$188,564

Cash paid for income taxes	$2,777	$27,854	$—

Supplemental disclosure of noncash investing and financing activities:
Fair value of non-cash assets acquired in the purchases of IndyMac, Inc. and SGVB	$—	$868,000	$—

Fair value of non-cash liabilities assumed in the purchases of IndyMac, Inc. and SGVB	$—	$783,000	$—

Transfer of loans held for sale to loans held for investment	$638,000	$424,000	$405,000

Retirement of collateral for collateralized mortgage obligations	$—	$—	$16,000

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      IndyMac Bancorp, Inc. (prior to July of 2000, IndyMac Bancorp, Inc. was known as IndyMac Mortgage Holdings, Inc) is a savings and loan holding company. References to “IndyMac Bancorp” or “The Parent Company” refer to the parent company alone while references to “IndyMac”, the “Company” or “We” refer to IndyMac Bancorp and its consolidated subsidiaries.

Conversion From a REIT to a Depository Institution

      Through December 31, 1999, IndyMac Bancorp elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac Bancorp was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac Bancorp’s shareholders. On December 14, 1999, the shareholders of IndyMac Bancorp approved the conversion of IndyMac Bancorp from a REIT to a fully taxable entity, effective January of 2000. In January of 2000, IndyMac Bancorp filed a notice with the Internal Revenue Service revoking its REIT status.

      On July 1, 2000, IndyMac Bancorp acquired (the “acquisition”) SGV Bancorp, Inc. (“SGVB”). SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley, a federal savings association. In conjunction with the acquisition, IndyMac Mortgage Holdings, Inc. reorganized into two entities: IndyMac Bancorp, Inc., a registered savings and loan holding company and IndyMac Bank, F.S.B. (“IndyMac Bank”), a federally chartered stock savings association the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the assets and operations of IndyMac Bancorp and its subsidiaries were contributed to its subsidiary bank, IndyMac Bank.

Financial Statement Presentation

      For the years ended December 31, 2001, and 2000 the consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank. For the year ended December 31, 1999, the consolidated financial statements include the accounts of the IndyMac Bancorp and its qualified REIT subsidiaries. Prior to January of 2000, one of IndyMac Bancorp’s subsidiaries, IndyMac, Inc., was not consolidated with IndyMac for financial reporting or tax purposes. During this period, all of the outstanding voting common stock and 1% of the economic interest of IndyMac, Inc. was owned by Countrywide Home Loans, Inc. (“CHL”); however, IndyMac had the ability to exercise influence over the financial and operating policies of IndyMac, Inc. through its ownership of the preferred stock of, and through various contracts with, IndyMac, Inc. As such, for the year ended December 31, 1999, IndyMac, Inc. was accounted for under the equity method. Effective January of 2000, IndyMac purchased all of IndyMac, Inc.’s outstanding common stock. Beginning January of 2000, IndyMac, Inc. was consolidated into the financial statements of IndyMac as a wholly owned subsidiary.

      All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

      The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Significant estimates include the allowance for loan losses, the secondary market reserve, the value of our hedging instruments, mortgage servicing rights, AAA-rated interest-only securities, non-investment grade securities and residuals for which active markets do not exist. Actual results may differ significantly from those estimates and assumptions.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedging Instruments

      In seeking to protect our financial assets and liabilities from the effects of changes in market interest rates, we have devised and implemented a comprehensive asset/ liability management strategy that seeks, on an economic and accounting basis, to mitigate significant fluctuations in our financial position and results of operations. This strategy includes, among other things, balancing investments in various types of financial instruments the values of which could be expected to move inversely to each other in response to movement in market interest rates, and using a “macro-hedge” strategy which contemplates increased earnings from loan production volumes at the same time as losses are incurred on AAA rated interest-only securities and mortgage servicing rights due to rapid prepayments.

      Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS 133”). SFAS 133 requires that we recognize all derivative instruments on the balance sheet at fair value. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or unrecognized firm commitment, a fair value hedge,

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, a cash flow hedge, or

(c) a hedge of certain foreign currency exposure.

      In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective are recognized in current earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in other comprehensive income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Derivatives that are non-designated hedges, as defined under SFAS 133, are adjusted to fair value through earnings. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships.

      Prior to January 1, 2001, we complied with the requirements of SFAS No. 80, “Accounting for Futures Contracts,” in accounting for our hedging transactions. We deferred gains and losses from hedging activities associated with our mortgage securities portfolio. Future gains and losses from hedging activities were added to or deducted from the carrying value of the associated assets, which were then marked-to-market, with net unrealized gains and losses excluded from earnings and included as a separate component of other comprehensive income, net of taxes, in shareholders’ equity.

Cash and Cash Equivalents

      Cash and cash equivalents include non-restricted cash on deposit and overnight investments.

Investment and Mortgage-Backed Securities

      Investment and mortgage-backed securities consist primarily of agency securities, AAA rated senior securities, investment and non-investment grade securities, AAA rated interest-only and principal-only securities, and residual securities. AAA rated interest-only and principal-only securities are classified as trading securities. All other securities are classified as available for sale. All securities are carried at fair value, which is estimated based on market quotes, when available, or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses. We estimate future

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayment rates based upon current and expected future interest rate levels, collateral seasoning and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, prepayment penalties, interest rates and recent prepayment experience. These assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change.

      Securities classified as trading are carried at fair value with changes in fair value recorded through current earnings. Unrealized gains and losses resulting from fair value adjustments on investment and mortgage-backed securities available for sale are excluded from earnings and reported as a separate component of other comprehensive income, net of taxes, in shareholders’ equity. If we determined a decline in fair value of an available for sale security is other than temporary, an impairment write down is recognized in current earnings. Realized gains and losses are calculated using the specific identification method.

Loans Held for Sale

      Loans held for sale consist primarily of residential mortgage loans, which are secured by one-to-four family residential real estate located throughout the United States. We originate and purchase mortgage loans generally with the intent to sell them in the secondary market. Loans held for sale are carried at the lower of aggregate cost, net of purchase discounts or premiums and effects of hedge accounting, or fair value. We determine the fair value of loans held for sale using current secondary market prices for loans with similar coupons, maturities and credit quality.

      The fair value of mortgage loans is subject to change primarily due to changes in market interest rates. Under our risk management policy, we hedge the changes in fair value of the majority of our loans held for sale primarily by selling forward contracts on agency securities. We formally designate and document these hedging relationships as fair value hedges and record the changes in the fair value of hedged loans held for sale as an adjustment to the carrying basis of the loan through gain on sale of loans in current earnings. We record the related hedging instruments at fair value with changes in fair value recorded also in gain on sale of loans in current earnings.

      As part of our mortgage banking operations, we enter into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding (“rate lock commitments”). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. Under our risk management policy, we hedge these changes in fair value primarily by selling forward contracts on agency securities. Both the rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings in gain on sale of loans.

      We determine the fair value of rate lock commitments using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The benefit of servicing rights inherent in the loans underlying the rate lock commitments is not recognized until these loans are funded and sold.

Loans Held for Investment

      Loans are classified as held for investment based on management’s intent and ability to hold these loans for the foreseeable future. Loans held for investment are recorded at their unpaid principal balance, net of discount and premiums, unamortized net deferred loan fees and allowance for loan losses. Loan origination fees and certain direct origination costs are deferred and recognized as adjustment to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income over the estimated life of the loan using methods that approximate the interest method.

      Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectability and, if appropriate, interest accrual is discontinued and previously accrued interest is reversed.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Loan Losses

      We maintain an allowance for loan losses on loans held for investment. Additions to the allowance are based on assessments of certain factors, including but not limited to estimated probable losses on the loans, borrower credit quality, delinquency, prior loan loss experience and general economic conditions. Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-off. Subsequent recoveries of amounts previously charged off are credited to the allowance.

      We classify loans as impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income is recognized on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis.

Secondary Market Reserve

      In connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle breaches of these representations and warranties. In anticipation of future losses related to these loans, we have established a reserve based on estimated losses on actual pending claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels, which is included in other liabilities in the consolidated balance sheets.

Mortgage Servicing Rights

      We retain mortgage servicing rights in connection with our mortgage banking operations. Under primary servicing agreements, we collect monthly principal, interest and escrow payments from individual mortgagors and perform certain accounting and reporting functions on behalf of the mortgage investors. Under master servicing agreements, we collect monthly payments from various sub-servicers and perform certain accounting and reporting functions on behalf of the mortgage investors.

      We recognize mortgage servicing rights as separate assets only when servicing is contractually separated from the underlying mortgage loans by sale or securitization of these loans with servicing retained or separate purchase or assumption of the servicing. The carrying value of mortgage loans sold or securitized is allocated between loans and servicing rights based upon the relative fair values of each. Purchased mortgage servicing rights are initially recorded at cost. All mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are amortized over the period of, and in proportion to, the estimated future net servicing income.

      Using a third party model, we determine the fair value of recognized mortgage servicing rights by estimating the present value of anticipated future net cash flows. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, term structure and volatility of interest rates, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights to change significantly in the future. For purposes of impairment evaluation and measurement, we stratify our mortgage servicing rights

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on predominant risk characteristics, including primary versus master servicing, underlying loan type, interest rate type, and interest rate band. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual strata, a valuation reserve is recorded as a charge to service fee income in current earnings. Valuation reserves for each strata are then adjusted in subsequent periods to reflect changes in the measurement of impairment.

Foreclosed Assets

      Real estate acquired in settlement of loans is initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for loan losses. Subsequent operating activity and declines in value are charged to earnings.

Goodwill and Other Intangible Assets

      Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from acquisitions we have made. Through December 31, 2001, substantially all of our goodwill was amortized using the straight-line method over 20 years. We also recorded a core deposit intangible asset in the acquisition of SGVB. The core deposit intangible is being amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposits acquired. We periodically review our goodwill and other intangible assets for other-than-temporary impairment. If circumstances indicated that other-than-temporary impairment might exist, recoverability of the asset is assessed based on expected undiscounted net cash flows. Effective January 1, 2002, goodwill will no longer be amortized, but rather will be tested for impairment annually as a result of adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). For the year ended December 31, 2001, the amortization of goodwill was $1.7 million. We do not expect to recognize any impairment on our goodwill upon adoption of SFAS 142 in 2002. The core deposit intangible asset will continue to be amortized using the same method described above.

Fixed Assets

      Fixed assets are included in other assets in the consolidated balance sheets at December 31, 2001 and 2000. Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method in amounts sufficient to relate the cost of depreciable assets to current earnings over their estimated service lives. Estimated service lives of furniture and equipment generally range from three to seven years and 20 to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the service lives of the improvements.

Software Development

      We capitalize external direct costs of materials and services consumed in developing or obtaining internal-use computer software and direct salary costs relating to the respective employees’ time spent on the software project during the application development stage. The estimated service lives for capitalized software generally ranges from three to seven years.

Income Taxes

      Deferred income taxes in the accompanying financial statements are computed using the liability method. Under this method, deferred income taxes are provided for differences between the book and tax basis of our assets and liabilities.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Earnings Per Share

      In accordance with Securities and Exchange Commission Staff Accounting Bulletin 55 (“the regulation”), historical net income for 1999 was adjusted for the pro forma provision for income taxes calculated assuming we were subject to income taxation. Pro forma earnings per share are similarly presented for the year ended December 31, 1999, reflecting the pro forma effect of the change in our taxable structure to a fully taxable entity effective in January of 2000. Actual and pro forma basic earnings per share are computed by dividing pro forma income available to common shareholders by the weighted average number of common shares outstanding. Actual and pro forma diluted earnings per share take into consideration common shares outstanding and potentially dilutive common shares, such as stock options.

Stock-Based Compensation

      Our stock compensation is provided to employees in accordance with the 2000 Stock Incentive Plan, as amended, which allows for the grant of various types of awards (the “Awards”) including, but not limited to, non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, and stock bonuses to our employees (including officers and directors), and certain of our consultants or advisors. Awards are granted at the average market price of our stock on the grant date.

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) See “Note 23 — Benefit Plans” for further information, and disclosures of the pro forma effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date.

NOTE 2 — BUSINESS COMBINATIONS

Acquisition of IndyMac, Inc.’s Common Stock

      In January of 2000, IndyMac Bancorp purchased all the outstanding common stock of IndyMac, Inc., which was held by CHL, for $1.8 million (the “acquisition”). IndyMac, Inc.’s total assets and shareholders’ equity on the date of the acquisition were approximately $424 million and $92 million, respectively. CHL’s 1% minority interest investment in IndyMac, Inc. as of the effective date of the purchase was $922 thousand. As IndyMac Bancorp owned 100% of the outstanding common and preferred stock of IndyMac, Inc. subsequent to the acquisition of the common stock from CHL, IndyMac Bancorp used the consolidation method of accounting for its investment in IndyMac, Inc. beginning January 1, 2000.

Acquisition of SGVB

      On July 1, 2000, we acquired SGVB, the parent of First Federal Savings and Loan Association of San Gabriel Valley. As of the date of the acquisition, SGVB had assets of $490.8 million, deposits of $355.7 million, and shareholders’ equity of $37.5 million. We paid $25.00 per share, or $59.5 million, for all of the SGVB shares outstanding and subject to option. Goodwill of $30.1 million and a core deposit intangible asset of $7.7 million were recorded as of the date of the acquisition, using the purchase method of accounting.

Pro Forma for Acquisitions

      The consolidated net revenues, net earnings, and diluted earnings per share of IndyMac Bancorp as though SGVB and IndyMac, Inc. were purchased at the beginning of the respective periods would have been $385.3 million, $116.8 million, and $1.67, respectively, for the year ended December 31, 2000 and $281.5 million, $114.5 million, and $1.46, respectively, for the year ended December 31, 1999.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated amortization of $4.7 million and $1.7 million as of December 31, 2001 and 2000, respectively, was netted against $32.7 million goodwill and $7.7 million core deposit intangible, respectively.

NOTE 3 — INVESTMENT AND MORTGAGE-BACKED SECURITIES

      As of December 31, 2001 and 2000, our investment and mortgage-backed securities were comprised of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Investment securities — Available for sale
Agency notes	$—	$10,829
Corporate notes	—	7,543
Other	—	15

Total investment securities	$—	$18,387

Mortgage-backed securities — Trading
AAA-rated interest-only securities	$211,104	$—
AAA-rated principal-only securities	4,096	—

Total mortgage-backed securities — Trading	$215,200	$—

Mortgage-backed securities — Available for sale
AAA-rated interest-only securities	$—	$258,241
AAA-rated agency securities	89,752	261,225
AAA-rated non-agency securities	1,170,960	484,138
Other investment grade securities	40,042	69,483

Total investment grade mortgage-backed securities	1,300,754	1,073,087

Non-investment grade residual securities	43,123	41,672
Other non-investment grade securities	5,282	21,157

Total non-investment grade securities	48,405	62,829

Total mortgage-backed securities — Available for sale	$1,349,159	$1,135,916

      Contractual maturities of the investment and mortgage-backed securities generally range from 10 to 30 years.

      The following table summarizes the amortized cost and estimated fair value of investment and mortgage-backed securities classified as available for sale:

	December 31,

	2001	2000

	(Dollars in thousands)
Amortized cost	$1,350,721	$1,165,674
Gross unrealized holding gains	10,776	19,339
Gross unrealized holding losses	(12,338)	(30,710)

Estimated fair value	$1,349,159	$1,154,303

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We value AAA-rated interest-only securities by computing the present value of estimated future cash flows, discounted at a market rate of return for an asset of similar duration, using estimated prepayment rates. When available, market information is used to validate these assumptions. The prepayment rates used to value our AAA rated interest-only securities portfolio are based primarily on four-factor prepayment models which incorporate relative weighted average coupon (“WAC”), seasoning, burnout, and seasonality as well as expectations of future rates implied by the forward LIBOR/swap curve. At December 31, 2001, the average constant prepayment rate assumption was 16.9%, and the weighted average discount rate was 11.6%. The actual constant prepayment rate was 31.9% for the three months ended December 31, 2001.

      The fair value of our residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. We maintain a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan to value ratio, borrower credit scores and property type. As of December 31, 2001, the weighted average discount rate was 25.2%, the projected average constant prepayment rate was 30.4%, and the annual loss rate was 2.0%.

      The fair value of our other investment and non-investment grade mortgage-backed securities is estimated based on market information, when available, or discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses.

      IndyMac, Inc. sold $204.1 million of AAA rated interest-only securities to IndyMac Bancorp at the close of business on December 31, 1999, recognizing a gain, net of tax, of $9.8 million. This transaction was reported in the separate financial statements of IndyMac, Inc.; however, it was eliminated in the equity in earnings of IndyMac, Inc. and has no impact on the consolidated earnings of IndyMac.

      Effective January of 2001, we adopted the provisions of Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). EITF 99-20 provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its amortized cost and the decline is other-than-temporary, an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previous accounting method whereby impairment was measured using a risk-free rate of return.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adoption of EITF 99-20 in January of 2001 was recorded as a cumulative effect of a change in accounting principle, and had the following effect on net earnings and OCI during the first quarter of 2001:

	Adjustments

		Other
	After-tax	Comprehensive	Net Equity
	Earnings	Income	Impact

	(Dollars in thousands)
Core operations:
Investment grade securities	$(297)	$297	$—
Non-investment grade securities	(459)	459	—
Residual securities	(607)	607	—

Total core operations	(1,363)	1,363	—
Non-core operations:
Manufactured housing securities:
Non-investment grade securities	(6,612)	4,867	(1,745)
Residual securities	(2,231)	1,889	(342)

Total non-core operations	(8,843)	6,756	(2,087)

Cumulative effect of a change in accounting principle — EITF 99-20	(10,206)	8,119	(2,087)

Cumulative effect of a change in accounting principle — SFAS 133 (See Note 14)	21	—	21

Total cumulative effect of a change in accounting principle	$(10,185)	$8,119	$(2,066)

      In addition, as a result of our periodic reviews for impairment in accordance with EITF 99-20, during the year ended December 31, 2001, we recorded $15.5 million and $1.3 million in impairment charges on non-investment grade subordinated and residual securities, respectively.

NOTE 4 — LOANS RECEIVABLE

      A summary of loans receivable follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Principal balance	$6,148,442	$4,988,889
Less:
Undisbursed portion of loans receivable	(1,073,075)	(946,894)
Unamortized premium, net	15,697	10,105
Deferred loan fees, net	(12,800)	(10,450)
Lower of cost or market valuation	(1,144)	(1,031)
Allowance for loan losses	(57,700)	(58,962)

Total loans receivable	$5,019,420	$3,981,657

      Substantially all of the mortgage loans that we purchased are fixed-rate and adjustable-rate non-conforming loans secured by first liens on single-family residential properties. Approximately 50% of the

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of prime and subprime mortgage loans receivable at December 31, 2001 were collateralized by properties located in California.

      Our impaired loans by collateral type consist of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Builder construction loans	$21,347	$41,197
Consumer construction loans	6,722	8,792
Warehouse lines of credit	1,071	5,719
Specific reserves	(3,700)	(1,800)

Total impaired loans	$25,440	$53,908

Average balance during the year	$34,500	$54,500

      If interest on impaired loans had been recognized, such income, net of recoveries, would have been $3.3 million and $2.8 million during the years ended December 31, 2001 and December 31, 2000, respectively. Interest income of $1.5 million and $800 thousand was recognized on a cash basis on impaired loans for the years ended December 31, 2001 and December 31, 2000, respectively.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, delinquency trends and our ongoing examination process. The allowance for loan losses of $57.7 million is considered adequate to cover losses inherent in the loan portfolio at December 31, 2001. However, no assurance can be given that we will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of then-prevailing factors, including economic conditions, credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses.

      The table below summarizes the changes to the allowance for loan losses for the years ended:

	December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance, beginning of year	$58,962	$53,880	$50,112
Provision for loan losses	22,022	15,974	16,446
Charge-offs, net of recoveries:
Portfolio Loans:
Mortgage loans	(3,073)	(1,006)	(1,099)
Residential construction	(4,492)	(674)	(2,418)
Discontinued Product Lines:
Home improvement	(10,925)	(5,246)	(3,209)
Manufactured housing	(4,495)	(3,966)	(5,127)
Revolving warehouse lines of credit	(299)	—	(825)

Total charge-offs, net of recoveries	(23,284)	(10,892)	(12,678)

Balance, end of year	$57,700	$58,962	$53,880

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — MORTGAGE SERVICING RIGHTS

      The fair value of our capitalized mortgage servicing rights was $321.3 million and $219.6 million at December 31, 2001 and 2000, respectively. The carrying value of our capitalized mortgage servicing rights was $211.1 million at December 31, 2000 due to the lower of cost or market limitation.

      The assumptions used to value mortgage servicing rights at December 31, 2001 and 2000 follow:

	Actual						Valuation Assumptions

					3-month	Wtd.
	Book	Collateral	Gross	Servicing	Prepayment	Avg.	Prepayment	Discount
	Value	Balance	WAC	Fee	Speed	Multiple	Speeds (CPR)	Yield

	(Dollars in thousands)
December 31, 2001
Master servicing	$27,218	$9,581,919	8.36%	0.10%	40.9%	2.84	18.8%	17.3%

Primary servicing	294,098	$19,889,540	8.28%	0.45%	29.2%	3.28	19.9%	12.6%

Total mortgage servicing rights	$321,316

December 31, 2000
Master servicing	$51,691	$14,118,761	8.47%	0.10%	16.5%	3.60	18.4%	20.4%

Primary servicing	159,436	$12,759,143	8.80%	0.41%	14.4%	3.05	20.3%	13.5%

Total mortgage servicing rights	$211,127

      During the year ended December 31, 1999, our mortgage servicing portfolio was held by IndyMac, Inc. Upon completion of the buyout of the minority interest of IndyMac, Inc. from CHL, the mortgage servicing asset was included in our consolidated financial statements. The following information as of and during the year ended December 31, 1999 is presented as if we had consolidated IndyMac, Inc. for reporting purposes as of January 1, 1999 for a comparable presentation to the years ended December 31, 2001 and 2000.

      The changes in mortgage servicing rights are as follows:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at January 1,	$211,127	$140,309	$127,229
Additions	229,403	117,453	37,801
Scheduled amortization	(74,881)	(35,040)	(31,129)
Deferred hedging gains	—	(19,735)	(1,203)
Provision for valuation/impairment	(44,333)	8,140	7,611

Balance at December 31,	$321,316	$211,127	$140,309

      Changes in the valuation allowance for impairment of mortgage servicing rights are as follows:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at January 1,	$(21,948)	$(30,088)	$(37,699)
Provision for valuation/impairment	(44,333)	8,140	7,611

Balance at December 31,	$(66,281)	$(21,948)	$(30,088)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have not yet applied hedge accounting under SFAS 133 in connection with our hedging of mortgage servicing rights. Beginning January 1, 2001, the derivatives we use to economically hedge mortgage servicing rights are adjusted to fair value through earnings and are not included in the carrying value of mortgage servicing rights.

NOTE 7 — INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

      The investment in Federal Home Loan Bank stock consisted of capital stock, at cost, totaling $100.0 million and $63.3 million as of December 31, 2001 and 2000, respectively. We earned a yield of 5.7% in 2001 and 6.7% in 2000. The investment in Federal Home Loan Bank stock is required to permit IndyMac Bank to borrow from the Federal Home Loan Bank of San Francisco (“FHLB”).

NOTE 8 — OTHER ASSETS

      The major components of other assets are as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Hedge contracts at fair value	$66,245	$48,387
Software development and fixed assets	47,526	35,177
Accounts receivable	45,748	24,433
Hedging related deposits	26,968	6,870
Servicing related advances	19,125	12,314
Income taxes	12,278	10,348
Other	13,854	18,019

Total other assets	$231,744	$155,548

      Software development and fixed assets included in other assets are detailed below:

	December 31,

	2001	2000

	(Dollars in thousands)
Software development	$24,983	$17,011
Accumulated amortization	(9,061)	(3,026)

Net software development	15,922	13,985
Data processing equipment	19,947	11,600
Furniture and equipment	15,335	6,479
Leasehold improvements	4,735	2,418
Buildings	3,166	3,092
Work in progress	2,598	2,923

	45,781	26,512
Accumulated depreciation	(15,299)	(6,442)
Land	1,122	1,122

Total software development and fixed assets	$47,526	$35,177

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Software development consists primarily of our internal loan approval and pricing system, e-MITS, software for our banking system (including Internet banking), a new integrated loan origination and processing system, and other purchased software.

      Depreciation expense was $15.1 million, $8.4 million, and $542 thousand, for the years 2001, 2000 and 1999, respectively.

NOTE 9 — DEPOSITS

      A summary of the carrying value of deposits, rates and maturities of certificates of deposits follows:

	December 31,

	2001		2000

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non interest-bearing checking	$20,039	0.0%	$16,324	0.0%
Non interest-bearing checking -
Investor custodial accounts	178,261	0.0%	—	0.0%
Interest-bearing checking	28,928	1.7%	23,588	1.9%
Savings	459,803	2.7%	99,980	5.0%

Total core deposits	687,031	1.8%	139,892	3.9%
Certificates of deposit
Within one year	1,690,594	4.5%	574,522	6.7%
One to two years	495,840	4.7%	51,814	6.4%
Two to three years	181,925	5.3%	16,250	7.0%
Three to four years	133,117	5.5%	6,880	7.3%
Four to five years	50,195	5.6%	8,427	6.7%
Over five years	162	5.3%	150	6.1%

Total certificates of deposit	2,551,833	4.7%	658,043	6.6%

Total deposits	$3,238,864	4.1%	$797,935	6.2%

      The following table summarizes certificates of deposit in amounts of $100,000 or more by maturity:

	December 31,

	2001	2000

	(Dollars in thousands)
Three months or less	$244,611	$71,518
Three to six months	226,390	77,729
Six to twelve months	267,910	92,099
Over twelve months	338,157	39,240

Total certificates of deposit	$1,077,068	$280,586

NOTE 10 — ADVANCES FROM THE FHLB

      As a member of the FHLB, we maintain a credit line that is based largely on a percentage of total regulatory assets. Advances totaled $2.0 billion at December 31, 2001 and $1.3 billion at December 31, 2000, and are collateralized in the aggregate by loans, securities, all FHLB stock owned and by deposits with the

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FHLB. The maximum amount of credit that the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral of the borrowing.

      Scheduled maturities of advances from the FHLB were as follows:

	December 31, 2001		December 31, 2000

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Within one year	$1,180,700	4.0%	$276,966	6.6%
One to two years	449,856	6.0%	438,987	6.3%
Two to three years	318,822	5.8%	349,611	6.4%
Three to four years	50,000	4.9%	198,893	6.4%

Total	$1,999,378	4.7%	$1,264,457	6.4%

      Financial data pertaining to advances from the FHLB was as follows:

	Rate/Amount December 31,

	2001	2000

	(Dollars in thousands)
Weighted average interest rate, end of year	4.7%	6.4%
Weighted average interest rate during the year	5.8%	6.7%
Average balance of advances from FHLB	$1,638,151	$203,221
Maximum amount of advances from FHLB at any month end	$1,999,378	$1,264,457
Interest expense	$95,222	$13,559

      While we have owned a depository institution since July 1, 2000, the average balances are calculated on a full year basis for both years ended December 31, 2001 and 2000.

      Included in the portfolio of advances from the FHLB as of December 31, 2001 were $20.0 million of advances subject to put options, and no advances subject to call features. As of December 31, 2000 the portfolio of advances included $20.0 million of advances subject to put options and $67.8 million of advances subject to call features.

      We had $108 million and $236 million of unused committed financing from the FHLB at December 31, 2001 and 2000, respectively.

NOTE 11 — BORROWINGS

      Our borrowings consisted of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Loans and securities sold under agreements to repurchase	$750,070	$2,038,879
Revolving syndicated bank credit facilities	142,087	523,923
Commercial paper conduits	94,132	179,205
Collateralized mortgage obligations	47,270	68,049
Senior unsecured notes	20,111	40,133

	$1,053,670	$2,850,189

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans and Securities Sold Under Agreements to Repurchase

      We sold, under agreements to repurchase, specific loans and securities of the U.S. Government and its agencies and other approved investments to various broker-dealers pursuant to committed credit facilities totaling $4.1 billion at December 31, 2001. As collateral for these repurchase agreements, we pledged loans and securities totaling $2.0 billion and $264.1 million, respectively, at December 31, 2001, and $2.0 billion and $387.2 million, respectively, at December 31, 2000. The amounts outstanding under these repurchase agreements were $0.8 billion and $2.0 billion at December 31, 2001 and 2000, respectively. These repurchase agreements generally reprice on an overnight to a one-month basis for loans and a one-to-three-month basis for securities, bearing interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. A portion of our loans and securities sold under these repurchase agreements were held by a trustee and pledged to Merrill Lynch, Morgan Stanley and UBS Warburg. We had $1.1 billion excess collateral with Merrill Lynch, $285.4 million excess collateral with Morgan Stanley and $88.5 million excess collateral with UBS Warburg. Our repurchase agreements have an average maturity of less than 30 days.

      For the years ended December 31, 2001 and 2000, the weighted average borrowing rate on repurchase agreements was 5.6% and 7.2%, respectively. We were in compliance with all material representations, warranties and financial covenants under these repurchase agreements at December 31, 2001 and 2000.

Revolving Syndicated Bank Credit Facilities

      In December of 2000, we renewed a two-year committed credit facility for $650 million with a syndication of 9 banks, co-led by Wachovia Securities and Bank of America, maturing December 2002. In December of 2001, we exercised an option in this agreement to reduce the commitment amount to $400 million upon a 20 business day notification. Additionally, in July of 2001, we renewed a committed credit facility in the aggregate amount of $100 million with Bank of America, which matures in July of 2002. These credit facilities will continue to finance single-family residential mortgage loans, construction-to-permanent loans, lot loans, builder tract loans and mortgage servicing rights.

      Interest rates are based on LIBOR or the federal funds rate plus an applicable margin, which may vary by the type of collateral. The applicable margin and a facility fee are determined based on our investment rating. For the years ended December 31, 2001 and 2000, the weighted average borrowing rate under these facilities was 5.0% and 7.0%, respectively. The amount of borrowing outstanding under these facilities at December 31, 2001 and 2000 was $142.1 million and 523.9 million, respectively. At December 31, 2001 and 2000, we were in compliance with all material representations, warranties and financial covenants under these revolving credit facilities.

Commercial Paper Conduits

      In August of 2001, we renewed a $200 million commercial paper conduit facility with Bank of America. This facility finances residential builder construction loans at a floating interest rate based on the prevailing commercial paper market. The amounts outstanding under this facility were $94.1 million and $129.2 million, at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000 the weighted average borrowing rates under this facility were 4.1% and 6.7%, respectively. The facility expires in August of 2002.

      In March of 2000, we entered into a $100 million commercial paper conduit facility with Credit Lyonnais. The amount outstanding under this facility at December 31, 2000 was $50 million. The average borrowing rate under this facility for the years ended December 31, 2001 and 2000 was 5.8% and 7.5%, respectively. The facility was repaid in May of 2001.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collateralized Mortgage Obligations

      Collateralized mortgage obligations (“CMOs”) are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collectively also held investments in guaranteed investment contracts (“GICs”) amounting to $0.3 million and $0.2 million on the CMO collateral as of December 31, 2001 and 2000, respectively, as additional collateral which is legally restricted to use in servicing the CMOs. The trustees collect principal and interest payments on the underlying collateral, reinvest such amount in the GICs, and make corresponding principal and interest payments on the CMOs to the bondholders. Our investment in CMO net equity amounted to $3.4 million and $4.6 million at December 31, 2001 and 2000, respectively. The weighted average coupon on CMOs was 7.0% and 6.9% at December 31, 2001 and 2000, respectively.

Senior Unsecured Notes

      In October of 1995, we completed the private placement of senior unsecured notes in the aggregate amount of $60.5 million with certain institutional lenders. The notes bear interest at 8.9%, mature October 15, 2002 and contain certain prepayment penalties. The notes are carried net of discount and issuance costs, which are amortized to interest expense over the life of the notes using the interest method. The effective interest rate on the notes, including discount and costs of issuance, was 9.4% in 2001 and 9.2% in 2000. The amount outstanding on December 31, 2001 and 2000 was $20.1 million and $40.1 million, respectively.

Commitment Fees

      At December 31, 2001 and 2000, we had deferred commitment fees totaling $4.3 million and $3.8 million, respectively, net of accumulated amortization of $2.6 million and $3.7 million, respectively. We amortize these fees over the contractual life of the borrowings.

NOTE 12 — TRUST PREFERRED SECURITIES

      On November 14, 2001, we offered 3,500,000 units of Warrants and Income Redeemable Equity Securities (“WIRES”), with a face value of $50 each, to investors. The securities were offered as units consisting of a trust preferred security issued by a trust we formed and a warrant to purchase our common stock. The units are separable and may subsequently be recombined at the option of the holder. The trust preferred component of the units entitles the holders to a fixed quarterly cash distribution equal to 6% of the liquidation amount annually. Each warrant is convertible into 1.5972 shares of our common stock at an exercise price of $31.31 per share. The debentures mature in November of 2031; however, we have the option to redeem the warrants at any time after November of 2006 if the closing price of our common stock exceeds and has exceeded $37.57 per share for at least 20 trading days within the immediately preceding 30 consecutive trading days.

      Gross proceeds of the transaction were $175 million, of which $54.3 million was allocated to the value of the warrants based upon a market yield for the trust preferred component and is treated as original issue discount. The original issue discount is accreted into trust preferred securities expense over the life of the units, resulting in an effective yield during the year ended December 31, 2001 of 9.0%. The trust preferred securities are classified as and are similar to a minority interest and are presented on the Consolidated Balance Sheet as “Company-obligated mandatorily redeemable preferred stock of the Company’s subsidiary trust, holding solely Junior Subordinated Debentures of the Company.” The warrants are classified as additional capital within shareholders’ equity.

      The proceeds generated from issuance of the WIRES will be used for general corporate purposes.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Retained Assets

      In conjunction with our loan sale process, we retain certain assets from private label securitizations and loan sales to the GSEs. The primary assets retained include mortgage servicing rights, and to a much lesser degree, AAA-rated interest-only securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of the sale is recorded as a component of the gain on sale of loans. We recognized a total of $229.4 million and $123.6 million in gain on sale of loans during the years ended December 31, 2001 and 2000, respectively. Included, as a component of these gains, is the fair value of retained assets totaling $263.3 million and $163.6 million in 2001 and 2000, respectively.

      The key assumptions used in measuring the fair value of retained assets at the time of securitization during the year ended December 31, 2001 on a weighted average basis were as follows:

				Projected
	Retained	Lifetime	Discount	Loss
	Balance	CPR	Yield	Rate

	(Dollars in thousands)
Mortgage servicing rights	$226,340	17.9%	12.6%	N/A
AAA-rated interest-only securities	10,186	33.6%	13.1%	N/A
Investment grade mortgage-backed securities	1,596	21.8%	9.6%	N/A
Residual securities	25,187	24.8%	20.3%	2.2%

Total	$263,309

      The following table shows the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2001.

	Mortgage Servicing			Non-investment
			AAA-rated	Grade Mortgage-	Residual
	Master	Primary	Interest-Only	backed Securities	Securities	Total

	(Dollars in thousands)
Balance sheet carrying value of retained interests	$27,218	$293,903	$176,695	$5,282	$26,692	$529,790

Prepayment speed assumption (initial case)	18.8%	19.9%	17.4%	6.5%	30.0%	N/A
Impact on fair value of 10% adverse change of prepayment speed	$926	$17,746	$11,257	$126	$6,086	$36,141
Impact on fair value of 20% adverse change of prepayment speed	$1,800	$33,548	$21,501	$244	$9,783	$66,876
Discount rate assumption	17.3%	12.7%	11.6%	18.2%	25.0%	N/A
Impact on fair value of 100 basis point adverse change	$634	$8,973	$5,326	$344	$857	$16,134
Impact on fair value of 200 basis point adverse change	$1,280	$17,383	$10,316	$649	$1,656	$31,284
Net credit loss assumption	N/A	N/A	N/A	17.8%	2.6%	N/A
Impact on fair value of 10% adverse change in credit losses	N/A	N/A	N/A	$822	$4,470	$5,292
Impact on fair value of 20% adverse change in credit losses	N/A	N/A	N/A	$1,377	$8,027	$9,404

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Credit Risk on Securitizations

      With regard to the issuance of private label securitizations, we retain limited credit exposure in that we may choose to retain non-investment grade securities and residuals. These securities are subordinate to investors’ investment-grade interests, which have rights to reimbursement of certain losses. We do not have credit exposure associated with non-performing loans in securitizations beyond our investment in retained interests in non-investment grade securities and residuals. The value of our retained interest includes credit loss assumptions on the underlying collateral pool to mitigate this risk. The following table summarizes the collateral balance associated with our servicing portfolio of sold loans, and the balance of non-investment grade securities and residual securities retained at December 31, 2001.

		Balance of Retained Assets
		With Credit Exposure

	Total Loans	Non-investment
	Serviced	Grade Securities	Residuals

	(Dollars in thousands)
Prime
IndyMac securitizations	$9,770,519	$—	$16,887
FNMA/ FHLMC (GSE’s)	10,963,358	—	—
Whole loan sales	1,368,844	—	—
Subprime
IndyMac securitizations	2,030,297	—	26,236
Whole loan sales	36,956	—	—
Manufactured housing securitization	290,526	5,282	—

Total	$24,460,500	$5,282	$43,123

      As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make certain payments to settle breaches of our standard representations and warranties made as part of the loan sales or securitizations. In anticipation of future losses related to these loans, we have established a secondary market reserve and during 2001 have allocated $21.8 million of our gain on sale of loans proceeds to this reserve. The balance in this reserve was $31.7 million at December 31, 2001, which is included on the consolidated balance sheet as a component of other liabilities. The calculation of the reserve is a function of estimated losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sale distribution channels.

Qualifying Special Purpose Entities

      All loans sold in our private-label securitizations are issued through securitization trusts, which are “qualifying special purpose entities” under SFAS 140 “Accounting for Transfers and Servicing of Financial

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Extinguishments of Liabilities”. Cash flows received from and paid to securitization trusts during the years ended December 31, 2001 and 2000 were as follows:

	Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Proceeds from new securitizations	$3,084,075	$3,084,460
Servicing fees received	24,028	27,206
Other cash flows received on retained interests	138,699	111,432
Loan repurchases	(3,736)	(3,992)

      During the year ended December 31, 2001, cash advances to investors totaled $117.8 million and cash reimbursements from investors totaled $111.3 million.

      IndyMac created three Net Interest Margin (“NIM”) trusts during the year ended December 31, 2001. NIM trusts are created for the securitization of residual securities from prior or recently completed securitization transactions. NIM trusts issue bonds to outside investors secured by the residual securities we contribute to the trusts. The cash proceeds from the sale of the NIM bonds to investors are paid to us by the NIM trusts as payment for the residual securities. The NIM bonds are obligations of the NIM trusts and are collateralized only by the residual securities. We are not obligated to make any payments on the bonds. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities. We retained an interest in these assets of 7.8%, which was valued at $5.7 million at December 31, 2001. Our retained interests are included as a component of mortgage-backed securities available for sale on the consolidated balance sheet. We will begin receiving cash flows from our retained residual interests once the bonds issued to the investors are fully paid off.

NOTE 14 — HEDGING INSTRUMENTS

      Effective January 1, 2001, we adopted the provisions of SFAS 133, for our hedging transactions, which requires us to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 resulted in a net after tax gain of $21 thousand being recognized as a cumulative effect of a change in accounting principle and a $2.5 million after tax reduction to OCI in shareholders’ equity in January of 2001.

      The following derivative financial instruments were identified and recorded at fair value as of January 1, 2001, in accordance with adoption of SFAS 133:

•	FNMA and FHLMC futures and forward contracts

•	interest rate swap agreements

•	interest rate floor agreements

•	interest rate cap agreements

•	loan commitments

      Generally speaking, if interest rates increase, the value of our loan commitments and funded loans decrease and gain on sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale by selling forward contracts on securities of GSEs to economically hedge the fair value of loan commitments and the funded loan portfolio. Under SFAS 133, these forward contracts qualify as a fair value hedge of the funded loan portfolio. During the year ended December 31, 2001, hedge ineffectiveness totaling $3.5 million was recorded as an increase to gain on sale of loans. The forward contracts used to

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economically hedge the loan commitments are accounted for as non-designated hedges. As such, as of December 31, 2001, the fair value of loan commitments was recorded as a $4.2 million decrease to gain on sale of loans.

      We use interest rate swap agreements to reduce our exposure to interest rate risk inherent in a portion of the repurchase agreement borrowings and FHLB advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133 the swap agreements used on our repurchase agreement borrowings and FHLB advances qualify as a cash flow hedge. During the year ended December 31, 2001, the change in the fair value of our interest rate swap agreements was $3.5 million after tax, recorded as a component of OCI, with actual ineffectiveness of $193 thousand being recorded through earnings as a component of interest expense. Future effective changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements are met.

      Although we have not elected SFAS 133 hedge accounting on our servicing assets or trading portfolio, economic hedges such as futures, interest rate floors, caps and swaps are used for these assets to mitigate valuation declines that result from changes and volatility in the interest rate environment. Gains and losses on these derivative financial instruments are reported as a component of service fee income for servicing assets, and as a component of gain or (loss) on mortgage-backed securities, net, for our AAA-rated interest-only and principal-only securities.

      As of January 1, 2001, under the provisions of SFAS 133, we transferred all of our AAA-rated interest-only and principal-only securities from available for sale to a trading portfolio in order to record both the changes in the value of these securities and the related hedges through earnings. As a result, these securities and related hedging instruments are carried at fair value with changes to fair value recorded through current earnings and no longer recorded in OCI. The transfer of these securities had the following effect on earnings and OCI upon adoption of SFAS 133 on January 1, 2001:

			After-tax
	Trading	After-tax	Adjustment to Other	Net Equity
Security	(at Fair Value)	Loss	Comprehensive Income	Impact

	(Dollars in thousands)
AAA-rated principal-only securities	$5,033	$(437)	$437	$—
AAA-rated interest-only securities	258,241	(530)	530	—

	$263,274	$(967)	$967	$—

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We had the following derivative financial instruments as of December 31, 2001:

	Notional	Fair	Expiration
	Amounts	Value	Dates

	(Dollars in thousands)
Loans Held for Sale
Rate lock commitments	$1,669,235	$(4,199)	2002
Forward agency and loan sales	2,541,654	18,124	2002
FNMA put options	23,000	—	2002
AAA-rated interest-only securities and mortgage servicing hedges
Interest rate caps (LIBOR/ Swaps)	1,680,600	8,761	2002-2004
Interest rate floors (LIBOR/ Swaps)	2,650,000	11,697	2002-2006
Interest rate flooridors (LIBOR/ Swaps)	10,200,000	25,228	2004-2006
Interest rate futures (Treasury/ Agency)	220,000	1,525	2002
Interest rate swaps (LIBOR)	700,000	4,875	2011

	15,450,600	52,086
Liability-repurchase agreements
Interest rate swaps (LIBOR)	225,000	1,647	2002-2005

Total	$19,909,489	$67,658

      While we do not anticipate nonperformance by the counterparties, we manage credit risk with respect to such financial instruments by entering into agreements with entities (including their subsidiaries) approved by the Board of Directors and with a long term credit rating of “A” or better. Unless otherwise noted, we do not require collateral or other security to support financial instruments with approved counterparties.

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the estimated fair values of the various classes of financial instruments we held as of December 31, 2001 and 2000. Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of certain assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” include mortgage servicing rights, foreclosed assets, fixed assets, goodwill and intangible assets.

      The estimated fair value amounts of our financial instruments have been determined using available market information and valuation methods that we believe are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial instruments consist of the following:

	December 31, 2001		December 31, 2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$153,295	$153,295	$67,867	$67,867
Mortgage-backed securities held for trading	215,200	215,200	—	—
Investment and mortgage-backed securities available for sale	1,349,159	1,349,159	1,154,303	1,154,303
Loans held for sale	2,066,838	2,066,838	1,429,503	1,429,503
Commitments to sell loans and securities	18,124	18,124	(11,755)	(11,755)
Commitments to purchase and originate loans	(4,199)	(4,199)	3,024	3,024

Total loans held for sale	2,080,763	2,080,763	1,420,772	1,420,772
Mortgage loans held for investment	1,584,138	1,593,601	1,547,893	1,564,823
Residential construction and income property loans	1,354,519	1,354,519	957,811	957,811
Warehouse lines of credit	—	—	55,181	55,181
Investment in FHLB stock	99,996	99,996	63,281	63,281
Hedging contracts	66,245	66,245	48,387	48,387
Liabilities:
Deposits	3,238,864	3,264,917	797,935	799,513
Advances from the FHLB	1,999,378	2,051,984	1,264,457	1,280,565
Borrowings	1,053,670	1,053,705	2,850,189	2,853,564
Hedging contracts	12,512	12,512	—	—
Trust preferred securities	116,287	116,287	—	—
Off-balance sheet:
Interest rate futures and swaps	—	—	—	(4,450)

      The following describes the methods and assumptions we use in estimating fair values:

Cash and Cash Equivalents. Carrying amount represents fair value.

Investment and Mortgage-Backed Securities Available for Sale or Held for Trading. Fair value is estimated using quoted market prices or by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.

Loans Held for Sale. The fair value of loans held for sale is derived primarily from quoted market prices for loans with similar coupons, maturities and credit quality.

Commitments to Sell Loans and Securities. We utilize forward commitments to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

Commitments to Purchase and Originate Loans. Fair value is estimated based upon the difference between the current value of similar loans and the price at which we have committed to purchase the loans.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loans Held for Investment. Fair value is estimated using either prices we offer for similar types of loans or quoted market prices from dealers and brokers for similar types of loans.

Residential Construction Loans, Income Property Loans, and Warehouse Lines of Credit. Fair values approximate the carrying amounts of each of the aforementioned assets due to their respective short-term nature or short-term repricing characteristics.

Investment in FHLB stock. The carrying amount represents fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at its par value with stated notice.

Hedging Contracts. As of December 31, 2001, hedging contracts include interest rate futures, swaps, caps, floors, and put options. As of December 31, 2000, interest rate futures and swaps were reported separately as an off-balance sheet financial instrument. However, with the implementation of SFAS 133 during 2001, these hedges are now recorded as a component of other assets or other liabilities in the consolidated balance sheet.

Fair value for the caps, floors, put options, and swaptions is estimated based upon specific characteristics of the option being valued such as the underlying index, strike rate, and time to expiration along with quoted market levels of implied volatility for similar instruments. Interest rate futures are traded on the Chicago Board of Trade and market pricing is readily available and continuously quoted on systems such as Bloomberg. Fair value for swaps is estimated using discounted cash flow analyses based on expectations of rates over the life of the swap as implied by the forward swap curve.

Deposits. The fair value of checking and savings accounts is the amount payable on demand at the reporting date. For time deposit accounts, the fair value is determined using a cash flow analysis. The discount rate was derived from the rate currently offered on alternate funding sources with similar maturities. Core deposit intangibles are not included in the valuation.

Advances from FHLB. The fair value of advances from FHLB is valued using a cash flow analysis. The discount rate is derived from the rate currently offered on similar borrowings.

Borrowings. Fair values approximate the carrying amounts for borrowings with remaining maturities of one year or less. The remaining portfolio is valued by estimating discounted future cash flows using rates currently available to us on similar borrowings.

Trust Preferred Securities. Carrying amount represents fair value as the effective yield on the securities had not changed since the issuance date.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — OTHER EXPENSES

      A summary of other expenses for the three years ended December 31, 2001 is as follows:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Salaries and related	$168,961	$111,282	$24,168
Premises and equipment	23,994	15,831	1,407
Loan purchase costs	17,014	6,327	2,219
Professional services	16,481	6,974	2,313
Data processing	16,069	9,613	1,127
Office	15,371	8,931	414
Advertising and promotion	10,575	9,060	348
Amortization of goodwill and other intangible assets	3,392	2,266	—
Operations and sale of foreclosed assets	2,341	843	—
Non-recurring and other (income) charges	(778)	18,257	—
Other	8,173	6,634	2,604

	$281,593	$196,018	$34,600

      Non-recurring and other (income) charges totaling $(778) thousand in 2001 primarily reflects variable plan accounting for director stock options repriced subsequent to December 15, 1998. The amount of $18.3 million in 2000 included $9.4 million in expense related to the resignation of the former Vice Chairman and President, $4.3 million in expenses related to the SGVB acquisition, and $3.5 million arising from the variable plan accounting for director stock options repriced subsequent to December 15, 1998.

NOTE 17 — INCOME TAXES

      Through December 31, 1999, IndyMac Bancorp elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac Bancorp was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to IndyMac Bancorp’s shareholders. On December 14, 1999, the shareholders of IndyMac Bancorp approved the conversion of IndyMac Bancorp from a REIT to a fully taxable entity, effective January of 2000. As a result of conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $36.1 million were recorded in January of 2000. In addition, IndyMac’s $393.1 million and $577.8 million balance of cumulative earnings and distributions to shareholders, respectively, were closed against additional paid-in capital. As a fully taxable entity, IndyMac Bancorp is no longer required to distribute 95% of its taxable income to its shareholders, but is taxed on its earnings based on currently enacted tax rates.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision for the years ended December 31, 2001 and December 31, 2000 consisted of the following:

	Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Current tax expense
Federal	$14,174	$19,213
State	5,717	6,084

Total current tax expense	19,891	25,297

Deferred tax expense (benefit)
Federal	57,125	22,409
State	12,958	11,548
Income tax benefit from termination of REIT status	—	(36,100)

Net deferred tax expense (benefit)	70,083	(2,143)

Total income tax expense	$89,974	$23,154

      The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities is presented below:

	Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$23,154	$27,346
Net operating loss carryforward	8,740	16,134
State taxes	6,095	2,863
Other	4,358	2,491

Total deferred tax assets	42,347	48,834

Deferred tax liabilities
Mortgage securities and servicing rights	(121,829)	(47,519)

Total deferred tax liabilities	(121,829)	(47,519)

Deferred tax (liability) asset, net	$(79,482)	$1,315

      We had a net operating loss carryforward for federal income tax purposes of approximately $24.8 million at December 31, 2001, which begins to expire in 2020.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective income tax rate differed from the federal statutory rate for 2001 and 2000 as follows:

	Year Ended
	December 31,

	2001	2000

Federal statutory rates	35.0%	35.0%
State income taxes, net of federal tax effect	5.7%	6.5%
Other items, net	0.9%	0.5%

Subtotal effective income tax rate	41.6%	42.0%
Conversion of REIT to taxable entity	—	(25.6)%

Effective income tax rate	41.6%	16.4%

NOTE 18 — EARNINGS PER SHARE

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation:

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Dollars in thousands, except per share data)
December 31, 2001
Basic earnings	$116,388	60,927	$1.91
Effect of options and restricted stock	—	2,264	(0.07)

Diluted earnings	$116,388	63,191	$1.84

December 31, 2000
Basic earnings	$117,926	68,343	$1.73
Effect of options and restricted stock	—	1,444	(0.04)

Diluted earnings	$117,926	69,787	$1.69

      Options to purchase 135,000 shares of common stock at an average exercise price of $27.17 were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Additionally, 3,500,000 warrants issued in November of 2001, as part of the WIRES offering, convertible into 1.5972 shares of our common stock at an effective exercise price of $31.31 per share, were outstanding, but were not included in the computation of diluted earnings per share because the effects were antidilutive. The WIRES are described in more detail in Note 12.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — OTHER COMPREHENSIVE INCOME

      The following table presents the ending balance in accumulated other comprehensive income (loss) for each component:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Net (loss) gain on mortgage securities available for sale
AAA-rated agency securities	$(46)	$964	$(513)
AAA-rated interest-only securities	—	(529)	16,008
AAA-rated principal-only securities	—	(437)	(653)
AAA-rated non-agency securities	(3,876)	1,790	(1,347)
Other investment and non-investment grade securities	93	(4,491)	(3,399)
Residual securities	3,362	100	(2,663)

Net (loss) gain on mortgage securities available for sale	(467)	(2,603)	7,433
Net unrealized gain on interest rate swaps used in cash flow hedges	1,037	—	—

Total	$570	$(2,603)	$7,433

      The following table presents the changes to other comprehensive income (loss) and the related tax effect for each component:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Net gain (loss) on mortgage securities available for sale	$(3,291)	$(24,024)	$26,209
Related tax (expense) benefit	(1,155)	13,988	—
Transition adjustment on interest rate swaps used in cash flow hedges	(4,298)	—	—
Related tax benefit	1,805	—	—
Net gain on interest rate swaps used in cash flow hedges	6,039	—	—
Related tax expense	(2,509)	—	—

Change to accumulated other comprehensive income (loss)	$3,173	$(10,036)	$26,209

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Legal Matters

      We are involved as parties to certain legal proceedings incidental to our business. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments

      In the normal course of business, we enter into a number of commitments. These commitments expose us to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet. The following types of commitments were outstanding at year end:

	December 31,

	2001	2000

	(Dollars in thousands)
Mortgage Bank commitments to:
Purchase loans	$419,761	$529,098
Originate loans	1,249,474	578,012
Sell loans	(70,854)	(15,413)
Sell securities	(2,470,800)	(1,361,580)
Purchase FNMA put options	23,000	—
Purchase interest rate swaption	—	35
Undisbursed construction loan commitments:
Builder construction	603,837	626,885
Consumer construction	469,238	320,009
Letters of credit	6,531	11,870
Warehouse lines of credit	—	113,326

      Our commitments to purchase and originate loans had a net unrealized loss of approximately $4.2 million at December 31, 2001. Our commitments to sell loans, securities, and to purchase derivatives had a net unrealized gain of approximately $18.1 million at December 31, 2001. These amounts are included as an adjustment to the carrying value of loans held for sale.

Leases

      We lease office facilities and equipment under lease agreements extending through 2011. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, are as follows for the years ended December 31:

Year	Total

(Dollars in
thousands)
2002	$13,022
2003	11,945
2004	10,457
2005	10,296
2006	9,204
Thereafter	33,155

Subtotal	88,079
Sublease rental	(143)

Total	$87,936

      Included in the above table is an annual payment of $4.2 million, for a total of $36.6 million through March 2010, payable to Countrywide Credit Industries, Inc. (“CCR”) for 174,000 square feet of real estate in

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pasadena, California, which provides office space for our corporate headquarters. At the time the lease was entered into, CCR was considered a related party to the Company.

      Rental expense, net of sublease income, for all operating leases was $13.0 million, $8.3 million, and $1.6 million, in 2001, 2000, and 1999, respectively.

NOTE 21 — RELATED PARTY TRANSACTIONS

Related Party Loans

      At December 31, 2001 and 2000, we had $2.5 million and $1.5 million, respectively, in notes receivable from our directors and employees. These loans have varying interest rates and terms and $2.4 million of the December 31, 2001 balance was secured by IndyMac stock or real estate.

      Through our Builder Finance group, we have made various construction loan facilities to builders of residential construction projects, secured by real property purchased by the builders from a company doing business as Loeb Enterprises, LLC, in which David S. Loeb (“Mr. Loeb”) and his family are major investors. Each project is part of a master planned community being developed by Loeb Enterprises, LLC. Loeb Enterprises, LLC accepted a second mortgage from builders to partially finance the purchase of real property in two transactions for which we have made construction loans. The second mortgages are subordinate to our financing facility and were considered to be part of the builder’s equity in the project during our credit review. The builder is not affiliated with either us or Loeb Enterprises, LLC. The construction loan facility between the builder and us was negotiated at arms length on terms consistent with those of similar loans made by us to other unaffiliated builders. Additionally, each credit facility has been approved by the disinterested members of the Board of Directors.

      As of December 31, 2001, we had outstanding four construction loan facilities to a builder secured by property originally purchased from Loeb Enterprises, LLC. Total dollar commitments under these facilities were $16.1 million and $8.9 million at December 31, 2001 and 2000, respectively. The outstanding loan balances were $3.3 million and $2.0 million at December 31, 2001 and 2000, respectively.

      As of December 31, 2000, we had foreclosed upon one of the above-mentioned construction loan facilities previously extended by us. The second mortgage held by Loeb Enterprises LLC totaling $734.6 thousand was extinguished through the foreclosure process. The property underlying the facility was sold from our foreclosed assets portfolio in 2001 to a party not affiliated with us or Loeb Enterprises, LLC. We recouped all the principal and $322 thousand of the $430 thousand accrued interest that was previously written off.

      In addition to the foregoing loans, in May of 1998, we made a land and water rights acquisition loan secured by, among other things, approximately 42,000 acres of real property, to Coyote Springs Investment LLC, a Nevada limited liability company. At the time the loan was originated, Mr. Loeb and his wife held a 45% interest in Coyote Springs Investment LLC and Mr. Loeb acted as a managing member. Mr. Loeb and his wife personally guaranteed the loan. The loan was negotiated at arms length, and the general risk characteristics of the loan were comparable to other loans funded by us. The terms of the loan were approved by the disinterested members of our Board of Directors. The original principal loan amount was $11.2 million and was repaid in its entirety during 2000.

      Currently, our policy is not to make any loans to directors, officers, and employees other than loans in connection with IndyMac stock-related loan programs and home loans.

Transactions Involving CCR and Affiliates

      In July of 1997, we acquired all the outstanding stock of Countrywide Asset Management Corporation, from CCR in exchange for 3.4 million new shares of IndyMac common stock. In August of 2000, as part of our overall share repurchase program, we reacquired 3.6 million IndyMac common shares in a bulk purchase

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from CCR at a price of $18.70 per share, which included a 10% premium above the average closing price of our stock over the five business days preceding the purchase. This bulk purchase represented the entire holding of our stock by CCR.

      During 2000, we reached agreements with Mr. Loeb and Angelo R. Mozilo (“Mr. Mozilo”) regarding their cross-directorships between us and CCR, and the potential conflicts of interest presented thereby. Effective February 29, 2000, Mr. Loeb severed his employment and directorship ties with CCR and he remains as our Chairman of the Board of Directors. Also effective February 29, 2000, Mr. Mozilo resigned as an officer and employee with us. Effective March 31, 2000, Mr. Mozilo resigned as our Vice Chairman of the Board of Directors. Mr. Mozilo remains an officer and director of CCR. Our employment agreement with Mr. Mozilo was terminated by mutual consent pursuant to a Termination Agreement. Also pursuant to the Termination Agreement, Mr. Mozilo was granted 25,000 shares of unrestricted common stock and options to acquire 67,115 shares of common stock. These stock options vest as to one-third of the shares on each of the first, second and third anniversaries of the date of the grant. All shares of restricted common stock held by Mr. Mozilo on the termination date, and all other stock options held by Mr. Mozilo as of December 31, 2000, will vest in accordance with their original vesting schedules. Under the Termination Agreement, we forgave the aggregate principal amount and accrued interest of Mr. Mozilo’s outstanding unsecured loans from us for a total charge of $6.8 million, including the gross-up for personal taxes. Including other miscellaneous charges to compensation expense related to the Termination Agreement as described above, the total charge incurred during 2000 was $9.4 million, which is included in non-recurring and other (income) charges on the consolidated statements of earnings.

Other Parties

      We have no relationships with parties outside the definition of “related parties”, as defined in Securities and Exchange Commission Release FR-61, with whom we or our related parties have a relationship that enables us to negotiate terms of material transactions that may not be available from other more clearly independent, parties on an arm’s-length basis.

NOTE 22 — REGULATORY REQUIREMENTS

      Federal Reserve Board regulations require depository institutions to maintain certain deposit reserve balances. One of our subsidiaries, IndyMac Bank, is a depository institution required to maintain deposit reserves under the Federal Reserve Board regulations. At December 31, 2001, IndyMac Bank’s required deposit reserve balance was $2.6 million.

      IndyMac Bank is also subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, IndyMac Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. IndyMac Bank’s capital amounts and classification are also subject to qualitative judgments and adjustments by the regulators. Failure by IndyMac Bank to meet applicable capital requirements would result, if unremedied, in certain mandatory and possible additional discretionary actions by regulators that could have a direct material negative effect on our operations and financial position.

      IndyMac Bank’s primary federal regulatory agency, the OTS, requires savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital and risk-based capital. To meet general minimum adequately capitalized requirements, a savings association must maintain a tangible capital ratio of 1.5%, a Tier 1 core capital ratio of 3% for the most highly rated associations and 4% for others, and a risk-based capital ratio of 8%. Most associations are expected to maintain capital levels in excess of the above-mentioned capital levels. The OTS regulations also specify minimum requirements to be considered a “well-capitalized institution.” A “well-capitalized” savings association must have a total risk-based capital

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratio of 10% or greater and a leverage ratio of 5% or greater. Additionally, to qualify as a “well-capitalized institution”, a savings association’s Tier 1 risk-based capital must be equal to at least 6% of risk-weighted assets. In order not to be deemed “critically undercapitalized” and therefore subject to immediate remedial action, a savings association must maintain a tangible equity to tangible assets ratio of 2%. As a result of the SGVB acquisition in July of 2000, the OTS mandated that IndyMac Bank hold Tier 1 core capital at 8% for three years following the consummation of the transaction and maintain a well-capitalized risk-based capital position. IndyMac Bank is currently well-capitalized. However, the characterization of IndyMac Bank as “well-capitalized” by the OTS is for “prompt corrective action” purposes only and does not necessarily characterize IndyMac Bank’s financial condition.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a subprime lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. IndyMac Bank has proposed a method to conform to this guidance, which has been tentatively accepted by the OTS.

      In late 2001, the federal banking agencies, including the FDIC and OTS, issued a final rule related to recourse obligations, direct credit substitutes and residual interests in asset securitizations that expose banking organizations to credit risk. The new rules amend the agencies’ existing risk-based capital standards to (i) vary the capital requirements for securitization positions according to their risk level, using credit ratings from nationally recognized statistical rating organizations; (ii) allow the limited use of a qualifying internal risk rating system for determining the capital requirements for certain unrated direct credit substitutes; (iii) impose a concentration limit on the amount of credit-enhancing interest-only strips of 25% of Tier 1 Capital; (iv) require dollar for dollar capital for residual interests that do not qualify for the ratings-based approach and are not deducted from Tier 1 Capital; and (v) provide technical guidance to determine when certain provisions of securitizations such as representations and warranties, early default clauses, and clean-up calls constitute recourse arrangements. The new rules became generally effective on January 1, 2002 for all affected transactions consummated on or after that date, and will become effective on December 31, 2002 for all affected transactions consummated prior to January 1, 2002.

      IndyMac Bank currently holds dollar for dollar capital for residual securities. IndyMac Bank’s credit-enhancing residual securities represented only 3% of its Tier 1 Capital at December 31, 2001. The consolidated amount of residual securities, including those held by IndyMac Bancorp, represented 5% of consolidated shareholders’ equity at December 31, 2001.

      The following table presents IndyMac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as well-capitalized at December 31, 2001 and 2000.

	December 31, 2001

			Adjustment for
			Additional Subprime		Well-Capitalized		IndyMac’s Required
	As Reported		Risk-Weighting		Minimum		Ratio 1st 3 years

	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount	Ratios

	(Dollars in thousands)
Capital Ratios:
Tangible	$675,568	9.16%	$675,568	9.16%	$147,558	2.00%	$147,558	2.00%
Tier 1 core	675,568	9.16%	675,568	9.16%	368,896	5.00%	590,233	8.00%
Tier 1 risk-based	656,428	14.49%	656,428	13.74%	286,732	6.00%	286,732	6.00%
Risk-based	697,409	15.39%	697,409	14.59%	477,887	10.00%	477,887	10.00%

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2000

			Adjustment for
			Additional Subprime		Well-Capitalized		IndyMac’s Required
	As Reported		Risk-Weighting		Minimum		Ratio 1st 3 years

	Amount	Ratios	Amount	Ratios	Amount	Ratios	Amount	Ratios

	(Dollars in thousands)
Capital Ratios:
Tangible	$470,135	8.27%	$470,135	8.27%	$113,655	2.00%	$113,655	2.00%
Tier 1 core	470,135	8.27%	470,135	8.27%	284,137	5.00%	454,619	8.00%
Tier 1 risk-based	421,506	11.41%	421,506	11.01%	229,664	6.00%	229,664	6.00%
Risk-based	467,782	12.66%	469,431	12.26%	N/A	382,773	10.00%	382,773

      The ratios above do not include $168 million of unleveraged and unencumbered capital at IndyMac Bancorp. Including the excess capital held by IndyMac Bank, we had $250 million total excess capital at December 31, 2001.

      Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.

      An application to the OTS for specific approval to pay a dividend, rather than the notice procedure described above, is required if: (a) the total of all capital distributions made during a calendar year (including the proposed distribution) exceeds the sum of the institution’s year-to-date net income and its retained income for the preceding two years, (b) the institution is not entitled under OTS regulations to “expedited treatment” (which is generally available to institutions the OTS regards as well run and adequately capitalized), (c) the institution would not be at least “adequately capitalized” following the proposed capital distribution, or (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OTS.

NOTE 23 — BENEFIT PLANS

Stock Incentive Plans

      We have one stock incentive plan, the 2000 Stock Incentive Plan (the “Plan”), which provides for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Options and awards are granted at the average market price of our common stock on the date of grant, vest over varying periods generally beginning at least one year from the date of grant, and expire five or ten years from the date of grant. Unearned compensation on stock awards is being amortized to compensation expense over the service period, not exceeding five years, and is recorded as a reduction in shareholders’ equity. In addition to the preceding activity pursuant to the Plan, 70,358 restricted stock awards were granted during 2001, primarily in lieu of prior commission cash bonus plans, for a fair value of $1.8 million and a weighted average share price of $25.03. As of December 31, 2001, there were 280,745 nonvested restricted stock awards outstanding and 12,087 restricted stock awards were forfeited during 2001. Compensation expense during 2001 related to these restricted stock awards totaled $2.3 million.

      On January 26, 1999, we repriced 242,000 stock options related to three outside directors. At this repricing date, approximately 50% of such stock options were repriced at $11.16 or fair value, 25% of such stock options were repriced at $13.95 or 125% of fair value, and the remaining 25% of such stock options were repriced at $16.73 or 150% of fair value. We believe such repricings were necessary to preserve the incentive

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originally intended, and were in response to the decline in our stock price precipitated by the market disruption in the fourth quarter of 1998, which negatively affected substantially all mortgage companies’ stock prices.

      Two of our directors’ holdings at December 31, 2001 include a total of 86,808 options that were repriced on January 26, 1999; at December 31, 2000, there were a total of 242,000 options outstanding from three directors’ holdings. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” as a result of the repricing, we recognized $778 thousand in income for the year ended December 31, 2001, and $3.5 million in expense for the year ended December 31, 2000, which is included in non-recurring and other charges (income) on the consolidated statements of earnings. No expense or income was incurred in 1999. In future periods, any change in the price of our shares during the period will be reflected in earnings to the extent that the options have not been exercised, forfeited or expire unexercised. We have adopted a policy prohibiting any further repricing of stock options in the future.

      As of December 31, 2001, options to purchase 2.9 million shares were exercisable. There were 1.7 million shares reserved for options and future award grants outstanding under the Plan as of December 31, 2001. Stock option transactions for the years ended December 31, 2001, 2000 and 1999, respectively, are summarized as follows:

	Number of Shares

	2001	2000	1999

Options outstanding at beginning of year	7,201,023	4,932,518	3,160,524
Options granted	3,432,847	3,412,046	2,365,670
Options exercised	(1,535,714)	(874,836)	(159,938)
Options forfeited	(114,768)	(268,705)	(433,738)

Options outstanding at end of year	8,983,388	7,201,023	4,932,518

Options exercisable at end of year	2,903,143	2,633,210	1,902,445

	Weighted Average Exercise Price

	2001	2000	1999

Options outstanding at beginning of year	$12.11	$11.44	$12.45
Options granted	24.50	12.73	11.18
Options exercised	11.28	10.98	11.13
Options forfeited	17.10	11.64	17.56
Options outstanding at end of year	16.92	12.11	11.44
Options exercisable at end of year	12.12	11.75	11.84

      The following summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	At Period End	Life (Years)	Price	At Period End	Price

$ 9.78 – $11.50	3,688,012	7.35	$10.86	1,709,465	$10.63
$11.97 – $14.72	1,236,617	5.30	13.42	995,719	13.47
$15.41 – $19.72	574,194	8.56	17.82	166,363	17.49
$20.60 – $24.73	3,335,153	9.10	24.32	25,516	21.39
$25.14 – $29.57	149,412	9.42	27.02	6,080	26.78

$ 9.78 – $29.57	8,983,388	7.83	16.92	2,903,143	12.12

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As permitted by SFAS 123, we have elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees under the intrinsic method. Had compensation expense been recorded in accordance with SFAS 123, our net after tax earnings and earnings per share would have been as follows for the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except
	per share data)
Net Earnings
As reported	$116,388	$117,926	$67,556
Adjusted	$106,394	$113,824	$66,425
Diluted Earnings Per Share
As reported	$1.84	$1.69	$0.86
Adjusted	$1.68	$1.63	$0.85

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2001, 2000 and 1999: dividend yield of 0%; expected volatility ranging from 38% to 41%; risk-free interest rates ranging from 4.6% to 5.5%; and expected lives for options granted of three years for each of the three years ended December 31, 2001. The weighted average fair value of options granted during 2001, 2000 and 1999 was $8.03, $5.93 and $2.27 per share, respectively.

Pension Plan

      We maintain a defined benefit pension plan (the “DBP Plan”) covering substantially all of our employees. Employees with one or more years of service are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. Our policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the DBP Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

      The changes in the DBP Plan assets during 2001 and 2000 consisted of actual return on assets of $136 thousand and $117 thousand, respectively, and employer contributions of $1.6 million and $1.4 million, respectively, for a net fair value of $4.5 million and $2.8 million at December 31, 2001 and 2000, respectively.

      Changes in the benefit obligation were as follows:

	Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Benefit obligation, beginning of year	$4,119	$677
Acquisition of IndyMac, Inc.	—	1,812
Service cost	1,641	904
Interest cost	288	186
Benefits paid including expense	(8)	—
Plan amendments	—	—
Actuarial loss	605	540

Benefit obligation, end of year	$6,645	$4,119

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliations of funded status were as follows:

	Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Funded status	$(2,104)	$(1,316)
Unamortized prior service cost	825	880
Unrecognized net actuarial (gain) loss	641	(51)

Accrued pension cost	$(638)	$(487)

      Net periodic expense for the DBP Plan was as follows:

	Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Service cost	$1,641	$904
Interest cost	288	186
Expected return on assets	(224)	(104)
Amortization of prior service cost	56	56
Recognized net (gain) loss	—	(19)

Net periodic expense	$1,761	$1,023

      Weighted average assumptions used in accounting for the DBP Plan were as follows:

	Year Ended
	December 31,

	2001	2000

Assumed discount rate	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	8.00%	8.00%

Contribution Plan

      We also offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. Employees with 90 days or more of service may contribute up to 16% of annual compensation to a maximum of $10,500 of pre-tax annual compensation. We may determine, at our discretion, the amount of employer matching contributions to be made. We contributed a total of $1.8 million, $1.2 million, and $187 thousand during the years ended December 31, 2001, 2000 and 1999, respectively. During each of the years we matched 75% of the first 3% of the annual compensation contributed by the employee and 25% of the second 3% of the annual compensation contributed by the employee to the 401(k) plan. The employer matching contribution was made with IndyMac common stock, but, beginning January 1, 2002, the employer matching contribution is made in cash.

NOTE 24 — SHAREHOLDER RIGHTS PLAN

      Our Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) on October 17, 2001. The Board’s purpose in adopting the Rights Plan is to protect shareholder value in the event of an unsolicited offer to acquire us, particularly one that does not provide equitable treatment to all shareholders. In connection with the adoption of the Rights Plan, we declared a distribution of one right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Shares (“Preferred Shares”) for each outstanding share of common stock, payable to the shareholders of record on November 1, 2001. These rights automatically

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

become associated with outstanding shares of common stock on our books, and individual shareholders need take no action with respect thereto. The rights will not become exercisable unless an investor acquires 15 percent or more of our common shares, or announces a tender offer that would result in the investor owning 15 percent or more of our common shares or makes certain regulatory filings seeking authority to acquire 15 percent or more of our common shares. If someone does acquire 15 percent or more of our common shares, or acquires us in a merger or other transaction, each right would entitle the holder, other than the investor triggering the rights and related persons, to purchase common shares, or shares of an entity that acquires us, at half of the then current market price. The Board of Directors authorized and directed the issuance of one right with respect to each common share issued thereafter until the redemption date (as defined in the Rights Agreement). The terms of the rights are set forth in the Rights Agreement between us and the Bank of New York, as Rights Agent, dated as of October 17, 2001. The rights will expire at the close of business on October 17, 2011, unless we redeem them earlier. The Preferred Shares have a par value of $0.01 per share, are junior to all other series of our preferred shares, and are entitled to quarterly dividends at a rate equal to the dividends paid, if any, on 100 common shares. Each one one-hundredth of a Preferred Share entitles the holder to one vote on matters submitted to a vote of our shareholders. The Rights Plan can be terminated or amended by the Board at any time.

NOTE 25 — SEGMENT REPORTING

      Our reportable operating segments include Mortgage Banking, Investment Portfolio and Builder Finance.

      The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from business-to-business (“B2B”) customers, and funds loans directly to consumers. These loans are then either securitized through the issuance of mortgage-backed securities, sold to government sponsored entities, resold in bulk whole loan sales to permanent investors, or retained by our Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through our B2B sellers and direct customers (“consumer construction”). Additionally, Mortgage Banking operates a business-to-realtor channel, LoanWorks.com, which allows real estate professionals to utilize our technology to fulfill the mortgage loan process for their customers in the process of purchasing a home.

      The Investment Portfolio segment invests in residential loans and mortgage securities on a long-term basis. The Investment Portfolio also performs mortgage servicing activities.

      The Builder Finance segment makes residential construction loans to builders and until July 2000, engaged in secured warehouse lending operations for mortgage brokers and mortgage bankers.

      Operating segments’ profitability is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and included in the Other operating segment.

      Segment reporting for the year ended December 31, 1999 has been restated to conform to the current method of reporting segments.

      For the year ended December 31, 1999, we accounted for IndyMac, Inc. under the equity method, which contributed earnings of $2.1 million during 1999.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for the years ended December 31, 2001, 2000, and 1999 were as follows:

	Mortgage	Investment	Builder
	Banking	Portfolio	Finance	Other	Consolidated

	(Dollars in thousands)
2001
Net interest income before provision	$88,058	$64,514	$34,312	$17,115	$203,999
Net revenues	364,682	82,085	33,922	18,828	499,517
Earnings (loss) before cumulative effect of a change in accounting principle	117,603	29,109	13,055	(33,194)	126,573
Cumulative effect of a change in accounting principle	21	(10,206)	—	—	(10,185)
Net earnings (loss)	117,624	18,903	13,055	(33,194)	116,388
Assets as of December 31, 2001	$3,060,541	$3,509,937	$823,109	$103,724	$7,497,311
Return on average assets(1)	3.9%	0.9%	1.7%	N/A	1.8%
Return on average equity(1)	50.8%	10.2%	14.8%	N/A	16.6%
2000
Net interest income before provision	$42,027	$39,615	$56,363	$21,390	$159,395
Net revenues	186,722	67,011	59,460	23,905	337,098
Net earnings	53,489	28,198	28,217	8,022	117,926
Assets as of December 31, 2000	$1,968,585	$2,857,242	$799,893	$114,484	$5,740,204
1999
Net interest income before provision	$36,749	$44,747	$51,582	$37,854	$170,932
Net revenues	38,824	26,029	45,707	39,969	150,529
Net earnings	33,563	24,259	31,168	26,939	115,929
Assets as of December 31, 1999	$1,036,882	$1,464,637	$1,099,649	$125,354	$3,726,522

(1)	Return on assets and return on equity for 2001 was calculated using earnings (loss) before cumulative effect of a change in accounting principle.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26 — PARENT COMPANY FINANCIAL STATEMENTS

      The following tables present IndyMac Bancorp financial information:

Condensed Balance Sheets

	December 31,

	2001	2000

	(Dollars in thousands)
Assets
Cash	$148,608	$1,631
Loans held for investment, net	24,221	2,005
Mortgage securities available for sale	26,066	—
Investment in and advances to subsidiaries	748,226	539,810
Note receivable from IndyMac Bank	27,266	178,541
Foreclosed assets	—	3,960
Intercompany receivables	—	996
Other assets	8,060	1,038

Total assets	$982,447	$727,981

Liabilities and Shareholders’ Equity
Intercompany notes payable	$126,166	$—
Intercompany payables	640	—
Accounts payable and accrued liabilities	744	88
Other liabilities	9,759	—
Shareholders’ equity	845,138	727,893

Total liabilities and shareholders’ equity	$982,447	$727,981

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Earnings

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Interest income
Loans	$588	$148,416	$287,711
Mortgage securities available for sale	3,275	30,152	15,349
Intercompany notes	3,287	13,387	5,103
Other	615	1,480	16,552

Total interest income	7,765	193,435	324,715
Interest expense on debt	1,494	102,580	164,425

Net interest income	6,271	90,855	160,290
Provision for loan losses	309	8,985	16,446

Net interest income after provision for loan losses	5,962	81,870	143,844
Other income
Equity in earnings of subsidiaries	119,195	54,235	11,815
Loss on sale of securities, net	(9,789)	(997)	(10,010)
Other income, net	28	1,137	3,568

Total other income	109,434	54,375	5,373

Net revenues	115,396	136,245	149,217
Expenses	241	34,429	33,288

Earnings before provision for income tax	115,155	101,816	115,929
Income tax benefit	(1,679)	(16,110)	—

Net earnings	$116,834	$117,926	115,929

Pro forma provision for income taxes (unaudited, see notes 1 and 2)			48,373

Pro forma net earnings (unaudited, see notes 1 and 2)			$67,556

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$116,834	$117,926	$115,929
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	(1,815)	28,209	54,214
Loss on sale of loans	—	1,415	—
Loss on sale of securities	9,789	997	10,010
Provision for loan losses	309	8,985	16,446
Non-cash compensation expense	3,416	16,904	3,250
Equity in earnings of subsidiaries	(119,195)	(54,235)	(11,815)
Sale of and payments from mortgage and other loans held for sale	—	2,991,040	6,435,475
Purchases and originations of mortgage and other loans held for sale	—	(3,351,786)	(5,900,265)
Net decrease (increase) in other assets and liabilities	11,517	(175,797)	(63,181)

Net cash provided by (used in) operating activities	20,855	(416,342)	660,063

Cash flows from investing activities:
Net decrease in mortgage loans held for investment	336	274,420	271,225
Net (increase) decrease in construction loans receivable	(5,517)	(344,736)	194,409
Net decrease (increase) in other loans held for investment	—	11,709	(50,734)
Net decrease in revolving warehouse lines of credit	—	12,995	202,381
Purchases of securities available for sale	(42,217)	(165,921)	(102,614)
Sales of and payments from securities available for sale	10,486	33,110	20,992
(Increase) decrease in investment in and advances to subsidiaries, net of cash payments	(108,791)	385,648	22,252
Net cash purchase of SGV Bancorp	—	(53,357)	—
Net decrease (increase) in note receivable from IndyMac Bank	151,274	(178,541)	—

Net cash provided by (used in) investing activities	5,571	(24,673)	557,911

Cash flows from financing activities:
Net increase in intercompany notes payable	126,119	—	—
Issuance of warrants	52,277	—	—
Net decrease (increase) in borrowings	—	654,240	(1,073,776)
Net proceeds from issuance of common stock and exercise of stock options	20,930	15,993	57,703
Purchases of common stock	(78,775)	(232,075)	(63,316)
Cash dividends paid	—	—	(134,912)

Net cash provided by (used in) financing activities	120,551	438,158	(1,214,301)

Net increase (decrease) in cash and cash equivalents	146,977	(2,857)	3,673
Cash at beginning of period	1,631	4,488	815

Cash at end of period	$148,608	$1,631	$4,488

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 27 — QUARTERLY FINANCIAL DATA-UNAUDITED

      Selected quarterly financial data follows for the years ended December 31, 2001 and 2000:

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share data)
2001
Interest income	$131,960	$142,003	$143,110	$127,867
Interest expense	88,903	89,764	86,920	75,354
Net interest income	43,057	52,239	56,190	52,513
Provision for loan losses	9,000	3,026	5,700	4,296
Gain on sale of loans and securities, net	46,712	54,286	61,561	73,982
Earnings before cumulative effect of a change in accounting principle	25,223	30,402	34,498	36,450
Net earnings	15,038	30,402	34,498	36,450
Earnings per share before cumulative effect of a change in accounting principle(1):
Basic	$0.41	$0.50	$0.57	$0.60
Diluted	0.39	0.48	0.55	0.58
Earnings per share(1):
Basic	$0.24	$0.50	$0.57	$0.60
Diluted	0.23	0.48	0.55	0.58
2000
Interest income	$98,633	$102,895	$116,984	$124,238
Interest expense	55,284	63,380	78,986	85,705
Net interest income	43,349	39,515	37,998	38,533
Provision for loan losses	4,316	4,406	3,386	3,866
Gain on sale of loans and securities, net	19,533	25,802	33,258	45,461
Net earnings	51,946	22,331	20,810	22,839
Earnings per share(1):
Basic	$0.70	$0.31	$0.31	$0.37
Diluted	0.69	0.31	0.31	0.36

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

IndyMac, Inc.

      We have audited the accompanying consolidated balance sheets of IndyMac, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ GRANT THORNTON LLP

Los Angeles, California

March 10, 2000

INDYMAC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	1998

	(Dollars in thousands)
Assets
Loans held for sale, net
Mortgages-prime	$39,138	$90,855
Mortgages-subprime	4,458	18,539
Manufactured housing	—	27,684
Home improvement	—	73,008

	43,596	210,086
Mortgage securities available for sale	179,355	398,094
Treasury securities available for sale	—	302,313
Mortgage servicing rights	140,309	127,229
Other assets	60,582	65,074

Total assets	$423,842	$1,102,796

Liabilities and Shareholders’ Equity
Loans and securities sold under agreements to repurchase	$170,753	$697,406
Syndicated bank lines	89,139	89,139
Due to IndyMac Mortgage Holdings, Inc.	34,046	196,154
Accounts payable and accrued liabilities	37,675	35,714

Total liabilities	331,613	1,018,413
Shareholders’ equity
Series A preferred stock — authorized, 10,000 shares of $.05 par value; issued and outstanding, 9,900 shares	—	—
Common stock — authorized, 10,000 shares of $.01 par value; issued and outstanding, 100 shares	—	—
Additional paid-in capital	108,770	108,116
Accumulated other comprehensive loss	(5,272)	(414)
Cumulative earnings	13,731	1,681
Cumulative distributions to shareholders	(25,000)	(25,000)

Total shareholders’ equity	92,229	84,383

Total liabilities and shareholders’ equity	$423,842	$1,102,796

The accompanying notes are an integral part of these statements.

INDYMAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	1998	1997

	(Dollars in thousands)
Revenues
Interest income
Loans held for sale, net
Mortgages-prime	$7,918	$6,761	$7,197
Mortgages-subprime	888	3,176	5,354
Manufactured housing	1,291	2,464	1,339
Home improvement	5,208	1,597	—

	15,305	13,998	13,890
Mortgage securities available for sale	33,269	29,733	36,822
Treasury securities available for sale	8,530	12,193	140

Total interest income	57,104	55,924	50,852
Interest expense
Loans and securities sold under agreements to repurchase	25,838	36,002	35,229
Syndicated bank lines	5,120	3,828	3,507
Advances from IndyMac Mortgage Holdings, Inc.	20,524	17,381	10,075

Total interest expense	51,482	57,211	48,811

Net interest income (expense) before provision for loan losses	5,622	(1,287)	2,041
Provision for loan losses	1,027	442	152

Net interest income (expense)	4,595	(1,729)	1,889
Gain on sale of mortgage loans, net	101,515	98,869	71,336
Gain (loss) on sale of securities, net	(15,075)	(95,631)	389
Service fee income	23,252	1,587	12,940
Other income	20,860	7,884	3,422

Net revenues	135,147	10,980	89,976
Expenses
Salaries and related benefits	60,660	66,138	32,611
General and administrative	50,308	47,136	24,660
Manufactured housing division restructuring charges	3,222	—	—

Total expenses	114,190	113,274	57,271

Earnings (loss) before provision (benefit) for income taxes	20,957	(102,294)	32,705
Provision (benefit) for income taxes	8,907	(43,475)	13,898

Net Earnings (Loss)	$12,050	$(58,819)	$18,807

The accompanying notes are an integral part of these statements.

INDYMAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

			Accumulated
		Additional	Other			Cumulative	Total
	Common	Paid-in	Comprehensive	Cumulative	Comprehensive	Distributions to	Shareholders’
	Stock	Capital	Income (Loss)	Earnings	Income	Shareholders	Equity

	(Dollars in thousands)
Balance at December 31, 1996	$—	$32,476	$(8,512)	$41,693		$(25,000)	$40,657
Net gain on mortgage securities available for sale	—	—	9,018	—	9,018	—	9,018
Net earnings	—	—	—	18,807	18,807	—	18,807

Net change	—	—	9,018	18,807	27,825	—	27,825

Balance at December 31, 1997	—	32,476	506	60,500		(25,000)	68,482

Deferred compensation, restricted stock	—	640	—	—	—	—	640
Capital contribution	—	75,000	—	—		—	75,000
Net loss on mortgage securities available for sale	—	—	(920)	—	(920)	—	(920)
Net loss	—	—	—	(58,819)	(58,819)	—	(58,819)

Net change	—	75,640	(920)	(58,819)	(59,739)	—	15,901

Balance at December 31, 1998	—	108,116	(414)	1,681		(25,000)	84,383

Deferred compensation, restricted stock	—	654	—	—	—	—	654
Net loss on mortgage securities available for sale	—	—	(4,858)	—	(4,858)	—	(4,858)
Net earnings	—	—	—	12,050	12,050	—	12,050

Net change	—	654	(4,858)	12,050	7,192	—	7,846

Balance at December 31, 1999	$—	$108,770	$(5,272)	$13,731		$(25,000)	$92,229

The accompanying notes are an integral part of these statements.

INDYMAC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	1998	1997

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$12,050	$(58,819)	$18,807
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	97,469	108,051	34,692
Gain on sale of mortgage loans, net	(101,515)	(98,869)	(71,336)
(Gain) loss on sale of mortgage securities, net	15,075	95,631	(389)
Provision for loan losses	1,027	442	152
Purchases of loans from IndyMac Mortgage Holdings, Inc.	(6,050,123)	(11,375,461)	(4,106,645)
Sale of and payments from mortgage loans held for sale	6,214,368	11,440,445	4,198,108
Purchases of manufactured housing loans held for sale	(206,448)	(377,856)	(175,266)
Sale of and payments from manufactured housing loans held for sale	233,731	373,782	150,693
Net (purchases) sales of home improvement loans held for sale	71,580	(71,841)	—
Purchases of mortgage securities classified as trading	—	(1,453,535)	(183,391)
Sale of and payments from mortgage securities classified as trading	—	1,347,234	109,731
Net increase (decrease) in other assets	3,301	(19,792)	(21,467)
Net increase (decrease) in income tax payable	3,332	(41,777)	12,117
Net increase (decrease) in other liabilities	(2,620)	21,600	(5,851)

Net cash provided by (used in) operating activities	291,227	(110,765)	(40,045)

Cash flows from investing activities:
Purchases of mortgage and treasury securities classified as available for sale	(553,543)	(474,667)	(26,840)
Sales of and payments from available for sale and trading mortgage and treasury securities	795,087	328,246	29,818
Additions to servicing rights	(37,801)	(102,265)	(33,408)

Net cash provided by (used in) investing activities	203,743	(248,686)	(30,430)

Cash flows from financing activities:
Net increase (decrease) in loans and securities sold under agreements to repurchase	(527,325)	173,123	77,741
Net increase (decrease) in advances from IndyMac Mortgage Holdings, Inc.	31,612	153,237	(12,236)
Net increase in syndicated bank lines	—	34,304	4,970

Net cash provided by (used in) financing activities	(495,713)	360,664	70,475

Net change in cash	(743)	1,213	—
Cash at beginning of period	1,213	—	—

Cash at end of period	$470	$1,213	$—

Supplemental cash flow information:
Cash paid for interest	$50,298	$58,761	$49,540
Cash paid for income taxes	122	9	1,996
Supplemental disclosure of non-cash activity:
In 1998, $75.0 million of paid in capital resulted in the form of a reduction in amounts due to IndyMac Mortgage Holdings, Inc.

The accompanying notes are an integral part of these statements.

INDYMAC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      IndyMac, Inc. (“IndyMac Operating” or the “Company”) is the entity through which its equity-method parent, IndyMac Mortgage Holdings, Inc. (“IndyMac”) conducts certain of its mortgage lending business, including the origination and sale of conforming, non-conforming and jumbo residential loans. The financial statements of IndyMac Operating are prepared in conformity with US GAAP. The following is a summary of significant accounting and reporting policies used in preparing the financial statements.

Financial Statement Presentation

      The consolidated financial statements include the accounts of IndyMac Operating and its wholly owned subsidiaries, IndyMac ABS, Inc. and IndyMac Agency, Inc. IndyMac ABS was established solely for the purpose of facilitating the asset-backed securitization of loans purchased by IndyMac Operating. Loans to be securitized are transferred from IndyMac Operating to IndyMac ABS, and immediately transferred from IndyMac ABS to a bank or trust company as custodian for the securitization entity. IndyMac Agency acts as an insurance agency primarily selling insurance coverage on manufactured housing loans. All of the preferred non-voting stock and 99% of the economic interest in IndyMac Operating is owned by IndyMac. References to the “Company” mean the parent company, its consolidated subsidiaries, and IndyMac Operating and its consolidated subsidiaries. All significant intercompany balances and transactions with IndyMac Operating’s consolidated subsidiaries have been eliminated in consolidation.

      Certain reclassifications have been made to the financial statements for the periods ended December 31, 1998 and 1997 to conform to the December 31, 1999 presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period; significant estimates include the allowance for loan losses, certain of the Company’s mortgage-backed securities for which active markets do not exist, and mortgage servicing rights. Actual results may differ significantly from those estimates and assumptions.

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

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prepayment rates, market yield requirements and credit losses. Such assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change.

      Unrealized gains and losses resulting from fair value adjustments on mortgage securities identified as available for sale are excluded from earnings and reported net of tax effect as a separate component of comprehensive income in shareholders’ equity. IndyMac Operating values AAA rated interest-only securities classified as available for sale by computing the present value of estimated future cash flows using current estimates for prepayment rates, discounted at a risk-free rate of return. When available, market quotes are used to validate valuation assumptions. An impairment write-down to fair value is charged to earnings for those securities whose amortized cost exceeds the present value at the risk-free rate. IndyMac Operating estimates future prepayment rates based upon current interest rate levels, collateral seasoning, and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, interest rates and recent prepayment experience. Unrealized gains and losses from fair value adjustments on mortgage securities identified as trading are included in earnings.

      In October of 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 134, “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise” (“SFAS 134”). This Statement required mortgage-banking enterprises to classify as trading securities any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also required mortgage-banking enterprises to classify mortgage-backed securities of loans previously held for sale, based on its ability and intent to hold the securities. IndyMac Operating adopted SFAS 134 on December 31, 1998 and, as a result, reclassified all of its trading securities to available for sale. The fair value of the portfolio which was reclassified by IndyMac Operating was $369.4 million.

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

Hedging Instruments

      In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented a general asset/liability investment management strategy which

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company. This strategy includes, among other things, balancing investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates, and using a “macro-hedge” strategy which contemplates increased earnings from production volumes at the same time as losses are incurred on AAA rated interest-only securities and mortgage servicing rights due to rapid prepayments. The Company complies with the requirements of Statement of Financial Accounting Standards No. 80, “Accounting for Futures Contracts,” in accounting for its hedging transactions.

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

      IndyMac capitalizes external direct costs of materials and services consumed in developing or obtaining internal-use computer software and salary costs relating to the respective employees’ time spent on the software project during the application development stage.

Advertising Costs

      IndyMac Operating expenses advertising costs as incurred. The Company expensed $10.4 million, $5.4 million, and $2.2 million in advertising costs during the years ended December 31, 1999, 1998, and 1997, respectively.

Stock-Based Compensation

      During 1999, the Company’s stock-based compensation is provided to employees based on the 1998 Plan, as amended which allows for the grant of various types of awards including, but not limited to, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, and stock bonuses to employees (including officers and directors) of IndyMac, IndyMac Operating, and their respective subsidiaries or affiliates and certain consultants or advisors to IndyMac, IndyMac Operating, and their respective subsidiaries or affiliates. Awards are granted based upon the fair value of IndyMac’s stock on the grant date.

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company accounts for stock awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which allows companies to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date.

Recent Accounting Pronouncements

      In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company), with earlier adoption permitted. The Company is currently in the process of determining the impact of the adoption of SFAS 133 on its financial position and results of operations.

NOTE 2 — LOANS HELD FOR SALE, NET

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

      In 1999, 1998 and 1997, IndyMac Operating purchased loans from IndyMac with an aggregate principal balance of $6.3 billion, $11.8 billion and $4.3 billion, respectively, and sold loans in the form of bulk whole loan sales, agency whole loan sales or real estate mortgage investment conduit (“REMIC”) securities with an aggregate principal balance of $6.4 billion, $11.7 billion and $4.2 billion, respectively.

NOTE 3 — MORTGAGE SECURITIES

      At December 31, 1999 and 1998, the Company’s mortgage securities were comprised of the following:

	December 31,

	1999	1998

	(Dollars in thousands)
AAA rated interest-only securities	$9,083	$203,026
Agency and principal only securities	104,554	6,068
Other investment grade securities	31,769	113,206

Total investment grade securities	145,406	322,300
Non-investment grade residual securities	5,554	7,906
Other non-investment grade securities	28,395	67,888

Total non-investment grade securities	33,949	75,794

Total mortgage securities	$179,355	$398,094

      Contractual maturities of the mortgage securities generally range from 10 to 30 years. As of December 31, 1999 and 1998, substantially all of IndyMac’s mortgage securities were pledged as collateral for loans

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and securities sold under agreements to repurchase. The following table summarizes the amortized cost and estimated fair value of mortgage securities classified as available for sale as of December 31, 1999 and 1998.

	December 31,	December 31,
	1999	1998

	(Dollars in thousands)
Amortized cost	$188,524	$397,859
Gross unrealized gains	3,204	408
Gross unrealized losses	(12,373)	(173)

Estimated fair value	$179,355	$398,094

      Prepayment speed assumptions used to value the Company’s AAA rated interest-only securities portfolio are based primarily on historical experience, collateral coupon and seasoning. At December 31, 1999, the average constant prepayment rate assumption approximated 13.3%. In addition, these valuations incorporated weighted average discount rates of 13%. The actual constant prepayment rate was 13.8% for the month of December 1999.

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

NOTE 4 — MORTGAGE SERVICING RIGHTS

      At December 31, 1999 and 1998, IndyMac Operating’s master servicing portfolio had an aggregate outstanding principal balance of $16.1 billion and $17.0 billion respectively, with a weighted average coupon of 8.2% and 8.3% respectively. Included in these balances are $2.3 billion and $1.2 billion of IndyMac owned-loans and loans serviced for others at December 31, 1999 and 1998, respectively. IndyMac Home Loan Servicing’s portfolio at December 31, 1999 and 1998 was $10.1 billion and $10.5 billion, respectively, with a weighted average coupon of 8.6% as of December 31, 1999 and 8.3% as of December 31, 1998. Included in these balances are $2.4 billion and $2.9 billion of IndyMac owned-loans and loans serviced for others at December 31, 1999 and 1998, respectively.

      The fair market value of the Company’s capitalized mortgage servicing rights was $154.0 million and $130.9 million at December 31, 1999 and 1998, respectively. To determine the fair value of the servicing assets, the Company primarily uses a valuation model that calculates the present value of future estimated cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market sources for mortgages with similar coupons, adjusted for differences in collateral type.

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The changes in mortgage servicing rights are as follows:

	Year Ended December 31,

	1999	1998	1997

	(Dollars in thousands)
Balance at January 1	$127,229	$72,784	$54,398
Additions	37,801	146,846	33,408
Scheduled amortization	(31,129)	(16,347)	(9,266)
Sales	—	(46,630)	—
Deferred hedging costs	(1,203)	—	—
Valuation/impairment	7,611	(29,424)	(5,756)

Balance at December 31	$140,309	$127,229	$72,784

      Changes in the valuation for impairment of mortgage servicing rights are as follows:

	Year Ended December 31,

	1999	1998	1997

	(Dollars in thousands)
Balance at January 1	$(37,699)	$(8,275)	$(2,519)
Valuation/impairment	7,611	(29,424)	(5,756)

Balance at December 31	$(30,088)	$(37,699)	$(8,275)

      The assumptions used to value mortgage servicing rights are as follows:

						Valuation
	Actual					Assumption

	Carrying	Collateral	Gross	Servicing	Wtd. Avg.	Prepayment	Discount
	Value	Balance	WAC	Fee	Multiple	Speeds	Yield

	(Dollars in thousands)
December 31, 1999
Master Servicing	$51,365	$13,829,264	8.2%	0.1%	3.27	238	16.3%
Primary Servicing
Prime/subprime	87,548	7,352,119	8.3%	0.3%	3.55	226	12.1%
Manufactured housing	1,396	394,545	10.3%	1.0%	0.35	208	15.0%

Total primary servicing	88,944	$7,746,664	8.4%	0.4%	3.10	225	12.0%

Total mortgage servicing rights	$140,309

December 31, 1998
Master Servicing	$61,135	$15,820,823	8.2%	0.1%	3.19	378	10.0%
Primary Servicing
Prime/subprime	63,076	7,112,631	8.3%	0.3%	3.28	399	10.0%
Manufactured housing	3,018	473,052	10.3%	1.0%	0.64	250	15.0%

Total primary servicing	66,094	$7,585,683	8.4%	0.3%	3.24	390	10.2%

Total mortgage servicing rights	$127,229

NOTE 5 — BORROWINGS

      IndyMac Operating is a co-borrower under the Company’s loans and securities sold under agreements to repurchase and the syndicated bank line, subject to IndyMac’s continuing to remain jointly and severally liable

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for repayment. These facilities are secured by loans that are ultimately sold in the form of REMIC securities, agency securities or whole loans, and mortgage-related securities. During 1999 and 1998, borrowings under such facilities had original repricings of overnight and less than 30 days.

      The facilities bear interest at rates indexed to the London InterBank Offering Rate (“LIBOR”) or the federal funds rate, plus an applicable margin. For the years ending December 31, 1999 and 1998, the weighted average borrowing rates on these facilities were 5.0% and 5.2%, respectively. None of the lenders are affiliated with IndyMac or IndyMac Operating. At December 31, 1999 and 1998, the Company had $259.9 million and $786.5 million outstanding, respectively, under such facilities.

NOTE 6 — INCOME TAXES

      The income tax provisions for the years ended December 31, 1999, 1998 and 1997 consist of the following:

	Year Ended December 31,

	1999	1998	1997

	(Dollars in thousands)
Current tax expense (benefit)
Federal	$45	$(971)	$319
State	—	—	137

Total current tax expense (benefit)	45	(971)	456

Deferred tax expense (benefit)
Federal	6,532	(32,344)	9,974
State	2,330	(10,160)	3,468

Total deferred tax expense (benefit)	8,862	(42,504)	13,442

Total income tax expense (benefit)	$8,907	$(43,475)	$13,898

      The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998 are presented below:

	December 31,

	1999	1998

	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$957	$1,066
Net operating loss carry forward	252	4,181
Other	3,419	743

Total net deferred tax assets	4,628	5,990

Deferred tax liabilities
State taxes	(204)	(1,183)
Mortgage securities and servicing rights	(7,756)	(247)

Total deferred tax liabilities	(7,960)	(1,430)

Deferred tax asset (liability), net	$(3,332)	$4,560

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      IndyMac Operating had a net operating loss carry forward for federal income tax purposes of approximately $700 thousand at December 31, 1999 which begins to expire in 2010, and a net operating loss carry forward for state income tax purposes of $1.5 million.

      The effective income tax rate differed from the federal statutory rate as follows:

	1999	1998	1997

Federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	6.5%	6.5%	7.2%
Other items, net	1.0%	1.0%	0.3%

Effective income tax rate	42.5%	42.5%	42.5%

NOTE 7 — FINANCIAL INSTRUMENTS

      In seeking to protect its financial assets and liabilities, the Company has devised and implemented a general asset/liability investment management strategy which seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations of the Company likely to be caused by changes in market interest rates. This strategy includes, among other things, balancing investments in various types of financial instruments whose values could be expected to move inversely to each other in response to movement in market interest rates, and using a “macro-hedge” strategy which contemplates increased earnings from production volumes at the same time as losses are incurred on AAA rated interest-only securities and mortgage servicing rights due to rapid prepayments.

      With respect to fixed rate mortgage loans held for sale, the Company hedges its exposure to interest rate risk with forward commitments to sell a FNMA/ FHLMC security of comparable maturity and weighted average interest rate. With respect to AAA rated interest-only securities and mortgage servicing rights, the Company reduces its exposure to interest rate risk by investing in other mortgage securities and financial instruments that tend to increase in value as interest rates decrease including utilizing mortgage-backed securities, ten year U.S. Treasuries, Treasury futures, or options. The Company uses hedging instruments to reduce its exposure to interest rate risk.

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

      Subsequent to the reclassification of all securities from trading to available for sale as of December 31, 1998 and to the extent consistent with US GAAP, IndyMac Operating defers future gains and losses from hedging activities associated with its mortgage securities portfolio. Future gains and losses from hedging activities would be added to or deducted from the carrying value of the associated assets, which will then be marked-to-market, with net unrealized gains or losses excluded from earnings and included as a separate component of comprehensive income in shareholders’ equity, net of related income tax effects.

      While IndyMac Operating does not anticipate nonperformance by the counterparties, IndyMac Operating manages credit risk with respect to such financial instruments by entering into agreements with entities approved by senior management and initially having a long term credit rating of single A or better (by one or more nationally recognized credit rating agencies) at the time the relevant contract is consummated. These entities include Wall Street firms having primary dealer status. IndyMac Operating’s exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price of the instrument being utilized. Unless noted otherwise, IndyMac Operating does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 1999		December 31, 1998

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Assets:
Loans held for sale	$41,076	$41,076	$211,745	$211,745
Commitments to sell loans and securities	2,417	2,417	(1,841)	(1,841)
Commitments to purchase loans	103	103	182	182
Mortgage securities and treasury securities	179,355	179,355	700,407	700,407
Treasury call options	—	—	3,150	3,150
Liabilities:
Loans and securities sold under agreements to repurchase	170,753	170,753	697,406	697,406
Syndicated bank lines	89,139	89,139	89,139	89,139

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

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

      IndyMac Operating is a party to financial instruments with off-balance sheet risk in the normal course of business through the acquisition and sale of loans and the management of interest rate risk. These instruments include short-term commitments to purchase and sell loans and are entered into for purposes other than trading. The instruments involve, to varying degrees, elements of credit and interest rate risk. IndyMac Operating is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements. As discussed below, IndyMac Operating’s exposure to credit risk with respect to the master servicing portfolio in the event of nonperformance by mortgagors is limited due to the non-recourse nature of the loans in the servicing portfolio. IndyMac Operating’s exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price of the instrument being utilized. Unless noted otherwise, IndyMac Operating does not require collateral or other security to support financial instruments with credit risk with approved counterparties.

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

      As of December 31, 1999, approximately 33.2%, 7.6% and 6.8% of mortgage loans in IndyMac Operating’s master servicing portfolio were secured by properties located in California, New York and Florida,

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. The remainder are geographically dispersed throughout the United States, with no more than 5% of the mortgage loans collateralized by properties in any other state.

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

Commitments to Sell Loans and Securities

      IndyMac Operating hedges its inventory and committed pipeline of mortgage loans by using temporary cross hedges with forward commitments to sell FNMA mortgage-backed securities and U.S. Treasury futures contracts. IndyMac Operating’s commitments to sell loans approximated $253.0 million and $443.0 million, respectively, as of December 31, 1999 and 1998. IndyMac Operating had forward commitments to sell $836.9 million and $620.0 million of FNMA mortgage-backed securities as of December 31, 1999 and 1998, respectively, and $406.9 million of two-year, five-year and ten-year U.S. Treasury contracts as of December 31, 1998. There were no U.S. Treasury contracts as of December 31, 1999. The commitments to sell securities had net unrealized gain (loss) of approximately $4.6 million and $(2.0) million as of December 31, 1999 and 1998, respectively. The net unrealized gains (losses) were deferred as part of IndyMac Operating’s lower of cost or market analysis on its loans held for sale. Cash requirements related to forward commitments and futures contracts are limited to the interest rate risk exposure resulting from having fewer closed loans at the committed price than anticipated under the forward commitments and futures contracts.

      In conjunction with the sale of loans, the Company from time to time enters into contracts whereby there are certain loans sold with recourse. At December 31, 1999, the outstanding balance of the Company’s recourse obligation was $1.3 million.

Lease Commitments

      IndyMac Operating leases office facilities under lease agreements extending through 2010. Future minimum annual rental commitments under these non-cancelable operating leases, net of sublease rentals, with initial or remaining terms of one year or more are as follows:

For the Year Ending December 31,	Related Party	Non-related Party	Total

	(Dollars in thousands)
2000	$4,175	$3,362	$7,537
2001	4,174	2,958	7,132
2002	4,174	2,687	6,861
2003	4,174	1,863	6,037
2004	4,174	376	4,550
Thereafter	24,106	2	24,108

Total minimum lease payments	44,977	11,248	56,225
Sublease rentals	(157)	(2,714)	(2,871)

Total minimum lease payments, net of sublease rentals	$44,820	$8,534	$53,354

      The related party lease was entered into between the Company and CCR for real estate in Pasadena, California, which provides office space for the Company’s corporate headquarters. Rental expense, net of sublease income, for all operating leases was $7.1 million, $4.6 million, and $2.6 million in 1999, 1998, and

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1997, respectively. In accordance with the Expense Allocation Agreement between IndyMac and IndyMac Operating, lease expense costs totaling $1.2 million and $0.9 million were allocated to IndyMac during 1999 and 1998, respectively.

NOTE 10 — BENEFIT PLANS

Stock Option Plan

      Total restricted stock awards for IndyMac Operating granted in 1999 were 174,818 at a fair market value of $2.2 million and a weighted average share price of $12.42. As of December 31, 1999 there were 138,090 awards outstanding. Awards forfeited during 1999 were 36,728. Paid-in capital in excess of par and unearned compensation was recorded for the fair market value at the date of grant. Unearned compensation is being amortized to compensation expense over the vesting period and is shown as a reduction in shareholders’ equity. Total compensation expense for 1999 was $1.4 million. Total IndyMac stock options granted in 1999, 1998, and 1997 to IndyMac Operating employees were 745,300, 1,618,291 and 438,589, respectively.

Pension Plan

      In 1998, IndyMac Operating adopted a defined benefit pension plan (the “Benefit Plan”) covering substantially all of its employees. Employees with one or more years of service are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years service. IndyMac Operating’s policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the Benefit Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA.

      The changes in Benefit Plan assets during 1999 consisted of the actual return on assets of $363 thousand, and employer contributions of $615 thousand, for a net fair value of $978 thousand at December 31, 1999.

      Changes in benefit obligation were as follows:

	Year Ended
	December 31,

	1999	1998

	(Dollars in
	thousands)
Benefit obligation, beginning of year	$1,237	$730
Service cost	671	298
Interest cost	105	51
Plan amendments	66	—
Actuarial (gain) loss	(267)	158

Benefit obligation, end of year	$1,812	$1,237

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Reconciliations of funded status were as follows:

	Year Ended
	December 31,

	1999	1998

	(Dollars in
	thousands)
Funded status	$(834)	$(1,237)
Unamortized prior service cost	715	691
Unrecognized net actuarial (gain) loss	(452)	158

Accrued pension cost	$(571)	$(388)

      Net periodic expense for the Benefit Plan was as follows:

	Year Ended
	December 31,

	1999	1998

	(Dollars in
	thousands)
Service cost	$671	$298
Interest cost	105	51
Expected return on assets	(28)	—
Amortization of prior service cost	43	39
Recognized net loss	7	—

Net periodic expense	$798	$388

      Weighted average assumptions used in accounting for the Benefit Plan were as follows:

	Year Ended
	December 31,

	1999	1998

Assumed discount rate	7.50%	6.75%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	8.00%	8.00%

Contribution Plan

      In 1997, IndyMac Operating adopted a defined contribution plan (the “401(k) Plan”) covering substantially all of its employees. Employees with one or more years of service may contribute up to 16% of annual compensation to a maximum of $10,000 of pre-tax annual compensation. IndyMac Operating may determine, at its discretion, employer matching contributions to be made.

NOTE 11 — RELATED PARTY TRANSACTIONS

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

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Prior to July 1, 1997, IndyMac operated under an agreement (the “Management Agreement”) with Countrywide Asset Management Corporation (the “Manager” or “CAMC”) to advise the Company on various facets of its business and manage its operations, subject to review and supervision by IndyMac’s Board of Directors. The Manager had entered into a subcontract with its affiliate, Countrywide Home Loans, Inc. (“CHL”), to perform such services for the Company as the Manager deemed necessary. For performing these services, the Manager received, (1) a base management fee of 0.125% per annum of average-invested mortgage-related assets not pledged to secure CMO’s, and excluding loans held for sale, (2) a separate management fee equal to 0.2% per annum of the average amounts outstanding under traditional warehouse lines of credit, and (3) incentive compensation equal to 25% of the amount by which IndyMac’s annualized return on equity exceeded the ten-year U.S. Treasury Rate plus 2%. IndyMac Operating paid management fees to CAMC totaling $757 thousand for the year ended December 31, 1997.

      Prior to July 1, 1997, the Manager incurred many of the operating expenses of the Company, including personnel and related expenses. As part of its acquisition of CAMC, IndyMac entered into a Cooperation Agreement with Countrywide Credit Industries, Inc. (“CCR”), whereby certain services previously provided to IndyMac by CCR would be provided during a transition period. The Cooperation Agreement specifies certain costs for IndyMac to pay CCR for services during the transition period. The Company’s B2B operations are primarily conducted by IndyMac Operating and all other operations are conducted by IndyMac. Accordingly, IndyMac Operating is charged with the majority of the B2B’s costs, and IndyMac is charged with the cost of other operations.

      During 1997, IndyMac Operating entered into a sublease agreement for its corporate headquarters with CCR, while at the same time, CCR subleased space from IndyMac Operating in the Company’s former headquarters. As a result, IndyMac Operating paid CCR $3.9 million, $2.6 million and $1.1 million in 1999, 1998 and 1997 respectively, and received $377,900, $31,000 and $189,000 in 1999, 1998 and 1997, respectively, for lease and sublease payments from CCR.

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

NOTE 12 — SEGMENT REPORTING

      IndyMac Operating’s reportable operating segments include Mortgage Banking and Investments.

      The Mortgage Banking segment purchases all loans from IndyMac for which a REMIC transaction or whole loan sale is contemplated are committed for sale to IndyMac Operating pursuant to the terms of a master forward sales agreement. These loans are then securitized through the issuance of mortgage-backed securities in the form of REMICs, or resold in bulk whole loan sales to permanent investors. The Mortgage Banking segment’s principal sources of income are gains recognized on the sale of mortgage loans and the net spread between interest earned on loans and the interest cost associated with the borrowings used to finance such loans.

      The Investment segment invests in mortgage servicing rights and mortgage securities either retained in connection with the issuance of mortgage-backed securities or purchased from third parties. The investment

INDYMAC, INC. AND SUBSIDIARIES — (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment’s principal sources of income are spread income on securities, service fee income and net gain on sale of mortgage securities.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the segment reporting data includes allocations of certain income and expense accounts of IndyMac Operating in order to present to the reader the operating segments as reviewed and managed by the Company’s chief operating decision maker.

      Segment information for the years ended December 31, 1999, 1998, and 1997 were as follows:

	Mortgage			Total
	Banking	Investments	Adjustments	IndyMac, Inc.

	(Dollars in thousands)
1999
Net interest income	$8,161	$17,985	$(20,524)	$5,622
Net revenues (expenses)	133,005	22,666	(20,524)	135,147
Net earnings (loss)	15,937	7,914	(11,801)	12,050
Assets as of December 31, 1999	$50,867	$372,975	—	$423,842
1998
Net interest income (loss)	$5,209	$10,885	$(17,381)	$(1,287)
Net revenues (expenses)	127,107	(98,746)	(17,381)	10,980
Net earnings (loss)	11,362	(60,187)	(9,994)	(58,819)
Assets as of December 31, 1998	$236,567	$866,229	—	$1,102,796
1997
Net interest income	$3,473	$8,643	$(10,075)	$2,041
Net revenues (expenses)	80,085	19,966	(10,075)	89,976
Net earnings (loss)	15,765	8,835	(5,793)	18,807
Assets as of December 31, 1997	$147,712	$673,341	—	$821,053

NOTE 13 — SUBSEQUENT EVENT

      During January of 2000, IndyMac purchased all of IndyMac Operating’s outstanding common stock, which was held by CHL, for $1.8 million. As IndyMac will own 100% of the outstanding common and preferred stock of IndyMac Operating subsequent to the buyout of CHL’s investment in IndyMac Operating’s common stock, IndyMac Operating’s results of operations and its financial position will be consolidated into IndyMac’s financial statements beginning January of 2000.

Directors

IndyMac Bancorp & IndyMac Bank

David S. Loeb

Chairman of the Board

Michael W. Perry

Vice Chairman and Chief Executive Officer

Lyle E. Gramley

Economic Consultant
Mortgage Bankers Association of America
Washington, D.C.

Hugh M. Grant

Retired Vice Chairman
Ernst & Young, LLP

Patrick C. Haden

General Partner
Riordan, Lewis & Haden
Equity Investments

Robert L. Hunt II

Trustee
Coast Federal Contingent Payments Right Litigation Trust

Frederick J. Napolitano

Chairman, Pembroke Enterprises, Inc.
Builder and Developer
Virginia Beach, Virginia

James R. Ukropina, Esq.

Of Counsel, O’Melveny & Myers LLP

IndyMac Bank (only)

U.S. Senator John Seymour (ret.)

Chief Executive Officer
Southern California Housing Development

Corporate Officers

David S. Loeb

Chairman of the Board

Michael W. Perry

Vice Chairman and Chief Executive Officer

Carmella Grahn

Executive Vice President
Chief Financial Officer

Pamela K. Marsh

Executive Vice President
Finance

Roger H. Molvar

Executive Vice President and
Chief Administrative Officer

Grosvenor G. Nichols

Executive Vice President
Strategic Planning and Marketing

James D. Nichols, Jr.

Executive Vice President
Mergers and Acquisitions

Richard L. Sommers

Executive Vice President
General Counsel and Secretary

Charles A. Williams

Executive Vice President
Director of Risk Management/ Internal Audit

Marianne Churney

Senior Vice President
Assistant General Counsel

Terrin Enssle

Senior Vice President
Treasurer

Melissa K. Gerard

Senior Vice President
Office of the CEO

Jeff Lankey

Senior Vice President
Chief Accounting Officer

Ken Shellem

Senior Vice President
Chief Credit Officer
Bank Security Officer

Ann Starley

Senior Vice President
Corporate Finance

Raedelle A. Walker

Senior Vice President
Financial Planning and Analysis

Kurt Johnson

First Vice President
Mergers and Acquisitions

Sue McGovney

First Vice President
Corporate Compliance Officer

Joel Schiffman

First Vice President and
Associate General Counsel
Privacy Officer

Mortgage Banking Group

Richard H. Wohl

President and Chief Operating Officer

Gary D. Clark

Senior Executive Vice President
Chief Underwriter

S. Blair Abernathy

Executive Vice President
Capital Markets

Kevin D. Cochrane

Executive Vice President
Community Lending

James R. Jerwers

Executive Vice President
HELOC Division

Michelle Minier

President
B2B

Joel M. Packer

President
B2C

Frank M. Sillman

Executive Vice President
Director of B2B Sales and Marketing

Scott W. Van Dellen

Executive Vice President
Specialty Products Division

Jules Vogel

Executive Vice President
Affinity Marketing
B2C

David M. Balsam

Senior Vice President and
Chief Financial Officer

James Fraser

President
Home Construction Lending

Charles T. Holroyd, Jr.

Senior Vice President
B2C Marketing

Lawrence Holguin

Senior Vice President
Process Improvement
B2C

Cameron King

Senior Vice President and
Chief Operating Officer
B2R

Richard C. Lieber

Senior Vice President
Chief Credit Officer

Mark A. Mozilo

Senior Vice President
Sales and Marketing
B2R

Francisco Nebot

Senior Vice President
Capital Markets

Sharad Nishith

Senior Vice President
Chief Technology Officer

R. Daniel Schmidt

Senior Vice President
Builder Mortgage Division

Erleigh M. Tillmon

Vice President and
CRA Officer

Builder Finance Group

Gary Arnold

President

Bruce Beaumont

Vice President
Chief Financial Officer

Consumer Banking Group

William A. Hawkins

President

Jill I. Barnes

Senior Vice President

Joseph C. Loevner

Senior Vice President
Chief Financial Officer

Myrna L. Olvera

Vice President
Bank Secrecy Officer

Investment Portfolio Group

John D. Olinski

Executive Vice President and
Chief Investment Officer

James Banks

Executive Vice President
Asset Management Group

J. Mark Kempton

Executive Vice President
Asset Management Group

Kenneth R. DeVaney

Senior Vice President
Home Loan Servicing

Patrick A. Hymel

Senior Vice President
Investment Portfolio Manager

Barbara Perez

Senior Vice President
Investor Reporting

Karen M. Mastro

Senior Vice President
Loan Resolution
Asset Management Group

Strategic Assets Group

Mark C. Nelson

Executive Vice President
Strategic Assets

William B. Barber

Executive Vice President
Human Resources

Gulshan K. Garg

Executive Vice President and
Chief Technology Officer

Stephanie Irey

Executive Vice President
Officer Management

Raymond Matsumoto

Executive Vice President
Corporate Operations

Christina Ching

Senior Vice President

Robert Suarez

Senior Vice President
Chief Information Officer

Wally Wheadon

Senior Vice President
Corporate IT Operations