Form 10-Q
period 2002-03-31
INDYMAC BANCORP INC
filed 2002-05-14
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding as of April 30, 2002: 60,614,817 shares

INDYMAC BANCORP, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE PERIOD ENDED MARCH 31, 2002

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Earnings	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure of Market Risk	28

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	30

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets

Cash and cash equivalents	$383,645	$153,295

Mortgage-backed securities classified as trading securities

($160.2 million and $182.5 million pledged as collateral for repurchase agreements

at March 31, 2002 and December 31, 2001, respectively)	313,921	215,200

Mortgage-backed securities available for sale, amortized cost of

$1,410,658 and $1,350,721, respectively ($260.1 million and $81.6 million pledged as collateral for repurchase agreements at March 31, 2002 and December

31, 2001, respectively)	1,404,734	1,349,159

Loans receivable:

Loans held for sale

Prime	1,081,885	1,940,213

Subprime	243,562	140,550

Loans held for investment

Mortgage	1,512,941	1,531,757

Builder construction	525,883	596,273

Consumer construction	748,527	725,200

Income property	78,410	58,616

HELOC	123,087	84,511

Allowance for loan losses	(56,902)	(57,700)

Total loans receivable ($1.2 billion and $2.0 billion pledged as collateral for repurchase agreements at March 31, 2002 and

December 31, 2001, respectively)	4,257,393	5,019,420

Mortgage servicing rights	390,131	321,316

Investment in Federal Home Loan Bank stock, at cost	105,709	99,996

Interest receivable	46,496	52,172

Goodwill and other intangible assets	35,337	35,637

Foreclosed assets	16,133	19,372

Other assets	213,770	231,744

Total assets	$7,167,269	$7,497,311

Liabilities and Shareholders’ Equity

Deposits	$3,113,949	$3,238,864

Advances from Federal Home Loan Bank	2,080,700	1,999,378

Trust preferred securities	116,418	116,287

Other borrowings	736,283	1,053,670

Other liabilities	235,758	243,974

Total liabilities	6,283,108	6,652,173

Shareholders’ Equity

Preferred Stock — authorized, 10,000,000 shares of $0.01 par value;

none issued	—	—

Common stock — authorized, 200,000,000 shares of $0.01 par

value; issued 83,485,865 shares (60,530,950 outstanding) at

March 31, 2002 and issued 83,312,516 shares (60,366,266 outstanding) at December 31, 2001	835	833
Additional paid-in-capital	1,000,258	996,649

Accumulated other comprehensive income	168	570

Retained earnings	270,333	234,314

Treasury stock, 22,954,915 shares and 22,946,250 shares, respectively	(387,433)	(387,228)

Total shareholders’ equity	884,161	845,138

Total liabilities and shareholders’ equity	$7,167,269	$7,497,311

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31,

	2002	2001

Interest income

Mortgage-backed and other securities	$28,882	$31,559

Loans held for sale

Prime	33,327	32,512

Subprime	3,416	5,416

Loans held for investment

Mortgage	29,594	35,870

Builder construction	10,293	15,012

Consumer construction	13,977	8,713

Income property	1,106	1,326

HELOC	1,305	—

Other	1,782	1,552

Total interest income	123,682	131,960

Interest expense

Deposits	31,308	14,474

Advances from Federal Home Loan Bank	24,389	22,416

Trust preferred securities	2,756	—

Other borrowings	11,475	52,013

Total interest expense	69,928	88,903

Net interest income	53,754	43,057

Provision for loan losses	4,186	9,000

Net interest income after provision for loan losses	49,568	34,057

Other income

Gain on sale of loans	77,466	49,199

Service fee income	7,822	11,462

Loss on mortgage-backed securities, net	(6,988)	(2,487)

Fee and other income	13,609	10,947

Total other income	91,909	69,121

Net revenues	141,477	103,178

Other expense

Operating expenses	79,554	59,065

Amortization of goodwill and other intangible assets	299	960

Total other expense	79,853	60,025

Earnings before provision for income taxes and cumulative effect of a change in accounting principle	61,624	43,153

Provision for income taxes	25,605	17,930

Earnings before cumulative effect of a change in accounting principle	36,019	25,223

Cumulative effect of a change in accounting principle	—	(10,185)

Net earnings	$36,019	$15,038

Earnings per share before cumulative effect of a change in accounting principle

Basic	$0.60	$0.41

Diluted	$0.58	$0.39

Earnings per share from cumulative effect of a change in accounting principle

Basic	$—	$(0.16)

Diluted	$—	$(0.16)

Net earnings per share

Basic	$0.60	$0.24

Diluted	$0.58	$0.23

Weighted average shares outstanding

Basic	60,228	62,193

Diluted	62,043	64,615

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-in	Comprehensive	Cumulative	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income	Stock	Equity

Balance at December 31, 2000	62,176,316	$818	$920,205	$(2,603)	$117,926		$(308,453)	$727,893

Common stock options exercised	848,038	8	12,688	—	—	$—	—	12,696

Directors’ and officers’ notes receivable	—	—	(26)	—	—	—	—	(26)

Deferred compensation, restricted stock	15,467	—	525	—	—	—	—	525

401(k) contribution	16,739	—	445	—	—	—	—	445

Net gain on mortgage securities available for sale	—	—	—	9,973	—	9,973	—	9,973

Dividend reinvestment plan	224	—	9	—	—	—	—	9

Purchases of common stock	(523,118)	—	—	—	—	—	(13,401)	(13,401)

Net earnings	—	—	—	—	15,038	15,038	—	15,038

Net change	357,350	8	13,641	9,973	15,038	$25,011	(13,401)	25,259

Balance at March 31, 2001	62,533,666	$826	$933,846	$7,370	$132,964		$(321,854)	$753,152

Balance at December 31, 2001	60,366,266	$833	$996,649	$570	$234,314		$(387,228)	$845,138

Common stock options exercised	161,224	2	3,172	—	—	$—	—	3,174

Directors’ and officers’ notes receivable	—	—	18	—	—	—	—	18

Deferred compensation, restricted stock	11,526	—	404	—	—	—	—	404

Net loss on mortgage securities available for sale	—	—	—	(2,995)	—	(2,995)	—	(2,995)

Net unrealized gain on derivatives used in cash flow hedges	—	—	—	2,593	—	2,593	—	2,593

Dividend reinvestment plan	599	—	15	—	—	—	—	15

Purchases of common stock	(8,665)	—	—	—	—	—	(205)	(205)

Net earnings	—	—	—	—	36,019	36,019	—	36,019

Net change	164,684	2	3,609	(402)	36,019	$35,617	(205)	39,023

Balance at March 31, 2002	60,530,950	$835	$1,000,258	$168	$270,333		$(387,433)	$884,161

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,

	2002	2001

Cash flows from operating activities:

Net earnings	$36,019	$15,038

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Amortization of securities and mortgage servicing rights	10,117	44,116

Other depreciation and amortization	4,631	3,775

Gain on sale of loans	(77,466)	(49,199)

Loss on mortgage-backed securities, net	6,988	2,487

Provision for loan losses	4,186	9,000

Non-cash compensation expense	404	670

Cumulative effect of a change in accounting principle	—	10,185

Net decrease (increase) in other assets and liabilities	20,933	(14,184)

Net cash provided by operating activities before activity for trading securities and held for sale loans	5,812	21,888

Purchases of trading mortgage securities	(118,020)	—

Payments from trading mortgage securities	582	126

Purchases and originations of mortgage loans held for sale	(3,678,439)	(3,164,206)

Sales of and payments from mortgage loans held for sale	4,273,312	2,557,625

Net cash provided by (used in) operating activities	483,247	(584,567)

Cash flows from investing activities:

Purchases of mortgage loans held for investment	(96,739)	(21,754)

Sales of and payments from mortgage loans held for investment	218,172	131,761

Net decrease (increase) in construction loans receivable	32,136	(71,872)

Net decrease in revolving warehouse lines of credit	79	36,251

Purchases of mortgage securities available for sale	(305,474)	(434,975)

Sales of and payments from mortgage securities available for sale	263,865	90,483

Net purchases of mortgage servicing rights	(687)	(2,017)

Net increase in investment in Federal Home Loan Bank stock, at cost	(5,713)	(17,248)

Net cash provided by (used in) investing activities	105,639	(289,371)

Cash flows from financing activities:

Net (decrease) increase in deposits	(124,921)	387,754

Net increase in advances from Federal Home Loan Bank	81,266	344,963

Net (decrease) increase in borrowings	(317,883)	109,834

Net proceeds from issuance of common stock and exercise of stock options	3,207	12,711

Purchases of common stock	(205)	(13,401)

Net cash (used in) provided by financing activities	(358,536)	841,861

Net increase (decrease) in cash and cash equivalents	230,350	(32,077)

Cash and cash equivalents at beginning of period	153,295	67,867

Cash and cash equivalents at end of period	$383,645	$35,790

Supplemental cash flow information:

Cash paid for interest	$64,933	$87,822

Cash paid for income taxes	$566	$44

Supplemental disclosure of noncash investing and financing activities:

Transfer of loans held for sale to loans held for investment	$148,546	$137,800

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

IndyMac Bancorp, Inc. is a savings and loan holding company. References to “IndyMac Bancorp” refer to the parent company alone while references to “IndyMac” or “we” refer to IndyMac Bancorp and its consolidated subsidiaries. Our primary business is mortgage banking. We offer a wide array of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers.

The consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The balance of trust preferred securities at December 31, 2001 was reclassified from mezzanine debt to liabilities to conform to the current period presentation. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

Effective January 1, 2002, goodwill is no longer amortized, but rather tested for impairment annually as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We did not recognize any impairment on our goodwill upon adoption of SFAS 142 during the quarter ended March 31, 2002. Our core deposit intangible asset continues to be amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposit relationships acquired.

Accumulated amortization of $2.6 million as of March 31, 2002 and $2.3 million as of December 31, 2001 was netted against our core deposit intangible asset of $7.7 million. Estimated amortization expense for our core deposit intangible asset is as follows for the years ended December 31: 2002 — $1.1 million; 2003 — $852 thousand; 2004 — $701 thousand; 2005 — $591 thousand; 2006 — $498 thousand; and 2007 — $469 thousand.

Goodwill of $30.3 million as of January 1, 2002 was allocated to our segments as follows: Mortgage Banking $1.5 million; Investment Portfolio $0.3 million; and $28.5 million is included in “Other,” as that segment includes our retail banking operations.

Had goodwill amortization not been recognized in the three months ended March 31, 2001 net income and basic and diluted earnings per share would have been as follows:

	Three Months Ended March 31,

	2002	2001

	(Dollars in thousands, except per share data)
Reported net earnings	$36,019	$15,038

Add back goodwill amortization	—	244

Adjusted net earnings	$36,019	$15,282

Basic earnings per share:

Reported net earnings per share	$0.60	$0.24

Goodwill amortization	—	0.01

Adjusted net earnings per share	$0.60	$0.25

Diluted earnings per share:

Reported net earnings per share	$0.58	$0.23

Goodwill amortization	—	0.01

Adjusted net earnings per share	$0.58	$0.24

NOTE 3 – SEGMENT REPORTING

Our reportable operating segments are Mortgage Banking and Investment Portfolio. Prior to 2002, we also had a Builder Finance segment. The Builder Finance segment was combined with the Mortgage Banking segment during 2002 to align our builder-oriented business more closely with our mortgage banking activities, by focusing our builder construction lending efforts on those homebuilders that have the highest likelihood of utilizing our technology to provide the related permanent mortgage loans to their customers. Segment information for 2001, including a change in the allocation method of interest expense to the operating segments, has been restated to conform to the current year presentation.

The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from business-to-business (“B2B”) customers, and funds loans directly to consumers. These loans are then either securitized through the issuance of mortgage-backed securities, sold to government sponsored entities, resold in bulk whole loan sales to investors, or retained by our Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through our B2B sellers and direct customers, as well as residential construction loans to builders. Additionally, Mortgage Banking operates a business-to-realtor channel, LoanWorks.com®, which allows real estate professionals to utilize our technology to fulfill the mortgage loan process for their customers in the process of purchasing a home.

The Investment Portfolio segment invests in single-family residential loans, mortgage securities and mortgage servicing rights on a long-term basis. The Investment Portfolio also performs mortgage servicing activities.

The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and included in “Other” below.

Segment information for the three months ended March 31, 2002 and 2001 was as follows:

	Mortgage	Investment
	Banking	Portfolio	Other	Consolidated

		(Dollars in thousands)
2002

Net interest income (expense)	$44,893	$23,735	$(14,874)	$53,754

Net revenues (loss)	133,618	22,593	(14,734)	141,477

Net earnings (loss)	49,620	8,213	(21,814)	36,019

2001

Net interest income	$23,376	$21,714	$(2,033)	$43,057

Net revenues	82,508	22,478	(1,808)	103,178

Earnings (loss) before cumulative effect of a change in accounting principle	26,476	11,865	(13,118)	25,223

Cumulative effect of a change in accounting principle	21	(10,206)	—	(10,185)

Net earnings (loss)	26,497	1,659	(13,118)	15,038

Assets as of March 31, 2002	$3,196,648	$3,549,064	$421,557	$7,167,269

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our financial condition, results of operations, plans, objectives and future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2001.

BUSINESS MODEL

We are a savings and loan holding company. Our strategy is to be a leading provider of home mortgage loans. We offer a wide array of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers. We serve a wide range of customers, including consumers, mortgage brokers, mortgage bankers, community financial institutions, homebuilders and real estate professionals. To manage our various operations, we have aligned our business into two reportable operating segments: Mortgage Banking and Investment Portfolio. References to “IndyMac Bancorp” refers to the parent company alone while references to “IndyMac,” the “Company” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries.

MORTGAGE BANKING GROUP

The Mortgage Banking group is our core business. The Mortgage Banking group’s operations include the acquisition (purchase and origination), sale and securitization of mortgage loans secured by one-to-four family (“single-family”) residences. It also provides construction financing for single-family residences directly to individual consumers, and builder construction financing activities for larger residential subdivision loans. The Mortgage Banking group derives its revenue primarily from the gain on sale of loans, net interest income, and fee income associated with the loans held for sale portfolio. During the first quarter of 2002, the loans were sold in pools through one of three sales distribution channels 43 days on average after the loans were acquired. These distribution channels include sales to the government sponsored entities (“GSEs”) (which then securitize or place the loans in their portfolios), whole loan sales, and private-label securitizations. One of our strategies is to reduce the period of time we hold loans before they are sold. The reduction in net interest income caused by a faster loan turnover rate should be more than offset by increases in gain on sale of loans.

The following table sets forth the activity in loans held for sale for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,

	2002	2001

	(Dollars in millions)
Beginning balance	$2,081	$1,421

Production	3,678	3,164

Less:

Loans sold	4,254	2,622

Loans transferred to investment portfolio	149	138

Principal reductions and other	31	30

Increase (decrease) in total loans	(756)	374

Ending balance	$1,325	$1,795

% of sales to production	117%	83%

% of loans sold by channel:

GSE (Freddie Mac/Fannie Mae)	62%	66%

Private-label securitization	36%	13%

Whole loan sales	2%	21%

	100%	100%

INVESTMENT PORTFOLIO GROUP

The strategy of our Investment Portfolio group is: 1) to provide support for the Mortgage Banking group through its ability to hold whole loans and retain assets from loan sales and securitizations, and 2) to acquire loans, servicing and securities in the secondary market.

The composition of the Investment Portfolio includes mortgage loans held for investment, mortgage-backed securities and mortgage servicing rights. Mortgage-backed securities include agency and non-agency investment grade securities, non-investment grade securities and residuals. Mortgage loans held for investment are typically originated or acquired by the Mortgage Banking group and transferred to the Investment Portfolio group for long-term investment. Such loans are typically prime adjustable-rate mortgage loans as the majority of subprime loans are securitized and sold.

Mortgage-backed securities retained by the Investment Portfolio group are generated in connection with the Mortgage Banking group’s issuance of private-label securities and agency loan sales. Retained assets typically include mortgage servicing rights, and to a lesser degree, AAA-rated interest-only securities, non-investment grade securities and residuals. Senior securities created in connection with the Mortgage Banking group’s securitization activities are not usually retained in the Investment Portfolio. In addition to retaining assets from IndyMac’s private-label securitizations and agency loan sales, the Investment Portfolio also purchases mortgage-backed securities issued by other lenders in the secondary mortgage market.

The primary source of revenue for the Investment Portfolio is spread income on loans and securities and service fee income from mortgage servicing rights. Valuation changes on mortgage servicing rights (subject to lower of amortized cost or fair value limitations), AAA-rated interest-only securities and the related hedges, including principal-only securities, are also recognized through earnings.

RESULTS OF OPERATIONS

OVERVIEW

Earnings for the quarter ended March 31, 2002 were $36.0 million, compared to $15.0 million in the same period of 2001. Net earnings per share were $0.58 and $0.23, for the quarters ended March 31, 2002 and 2001, respectively. The growth in net earnings was primarily attributable to a $28.3 million increase in gain on sale of loans due to higher volumes sold, a $10.7 million increase in net interest income driven by an increase in the average balance of net interest earning assets and an increase in our net interest spread, and a $10.2 million one-time charge in 2001 related to the cumulative effect of a change in accounting principle. These increases to net earnings were offset in part by an increase in expenses of $19.8 million, and an increase in income taxes of $7.7 million. A more detailed analysis of the components of net earnings follows.

NET INTEREST INCOME

Earnings for the quarter ended March 31, 2002 were $36.0 million, compared to $15.0 million in the same period of 2001. Net earnings per share were $0.58 and $0.23, for the quarters ended March 31, 2002 and 2001, respectively. The growth in net earnings was primarily attributable to a $28.3 million increase in gain on sale of loans due to higher volumes sold, a $10.7 million increase in net interest income driven by an increase in the average balance of net interest earning assets and an increase in our net interest spread, and a $10.2 million one-time charge in 2001 related to the cumulative effect of a change in accounting principle. These increases to net earnings were offset in part by an increase in expenses of $19.8 million, and an increase in income taxes of $7.7 million. A more detailed analysis of the components of net earnings follows.

The following table sets forth information regarding our consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

	Three Months Ended March 31,

	2002			2001

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

		(Dollars in thousands)
Investment securities AFS	$—	$—	0.00%	$14,586	$248	6.91%

Mortgage-backed securities	1,556,025	28,881	7.53%	1,337,919	31,311	9.49%

Loans held for sale	2,063,096	36,744	7.22%	1,839,363	37,928	8.36%

Loans held for investment	3,037,881	56,275	7.51%	2,649,492	60,921	9.33%

Investment in Federal Home Loan Bank stock and other	139,330	1,782	5.19%	84,878	1,552	7.41%

Total interest-earning assets	6,796,332	123,682	7.38%	5,926,238	131,960	9.03%

Other	672,174			443,624

Total assets	$7,468,506			$6,369,862

Interest-bearing deposits	$2,962,747	31,308	4.29%	$939,560	14,474	6.25%

Advances from Federal Home Loan Bank	1,956,627	24,389	5.06%	1,448,424	22,416	6.28%

Trust preferred securities	116,333	2,756	9.61%	—	—	0.00%

Other borrowings	1,098,045	11,475	4.24%	3,135,908	52,013	6.73%

Total interest-bearing liabilities	6,133,752	69,928	4.62%	5,523,892	88,903	6.53%

Other	470,100			106,623

Total liabilities	6,603,852			5,630,515

Shareholders’ equity	864,654			739,347

Total liabilities and shareholders’ equity	$7,468,506			$6,369,862

Net interest spread			2.76%			2.50%

Net interest margin			3.21%			2.95%

The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures net interest income as a percentage of average interest-earning assets.

The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate) and (ii) changes in the rate (changes in the average interest rate multiplied by the prior period’s volume). Changes in rate/volume (changes in rates times the changes in volume) are allocated proportionately to the effect from the changes in volume and the changes in rates.

	2002 vs 2001

	Increase/(decrease) due to

	Volume	Rate	Total Change

	(Dollars in thousands)
Interest income

Investment securities AFS	$(248)	$—	$(248)

Mortgage-backed securities	4,631	(7,061)	(2,430)

Loans held for sale	4,310	(5,494)	(1,184)

Loans held for investment	8,201	(12,847)	(4,646)

Investment in Federal Home Loan Bank stock and other	791	(561)	230

Total interest income	17,685	(25,963)	(8,278)

Interest expense Interest-bearing deposits	22,632	(5,798)	16,834

Advances from Federal Home Loan Bank	6,891	(4,918)	1,973

Trust preferred securities	2,756	—	2,756

Other borrowings	(25,825)	(14,713)	(40,538)

Total interest expense	6,454	(25,429)	(18,975)

Net interest income	$11,231	$(534)	$10,697

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4.2 million for the three months ended March 31, 2002 compared to $9.0 million for the three months ended March 31, 2001. Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on our judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience. During the first quarter of 2001, management determined that it should bolster its reserves on its non-core portfolios, specifically, the home improvement portfolio, due to the expected credit losses in this portfolio that we estimated at that time. The majority of this portfolio was sold in the fourth quarter of 2001, reducing the level of provisions required for this portfolio in the future. During the first quarter of 2002, $2.2 million of the $4.2 million provision was related to the Company’s core portfolio, and the remaining $2.0 million was related to manufactured housing loans, which are included in the Company’s non-core portfolio. We believe our allowance for loan losses was adequate at March 31, 2002.

OTHER INCOME

Other income consisted of the following:

	Three Months Ended March 31,

	2002	2001

	(Dollars in thousands)
Gain on sale of loans	$77,466	$49,199

Service fee income	7,822	11,462

Loss on mortgage-backed securities, net	(6,988)	(2,487)

Fee and other income	13,609	10,947

Total other income	$91,909	$69,121

Gain on Sale of Loans

The 57.5% increase in gain on sale of loans was primarily due to a $1.7 billion increase in the principal amount of loans sold to $4.3 billion during the first quarter of 2002 from the $2.6 billion sold in the first quarter of 2001.

In conjunction with our loan sale transactions, we retain certain assets from private-label securitizations and loan sales to the GSEs. The primary assets retained include mortgage servicing rights, and to a lesser degree, AAA-rated interest-only securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of the sale is recorded as a component of the gain on sale of loans. Included in the $77.5 million in gain on sale of loans earned during the three months ended March 31, 2002 was the fair value of retained assets totaling $86.6 million.

We have established a reserve for losses that arise in connection with loans that we are required to repurchase from loan sales based on standard representations and warranties made at the time of the sale or securitization or for which we may make payments to settle disputes related to these representations and warranties. During the quarter ended March 31, 2002, our gain on sale was reduced by $2.7 million associated with this secondary market reserve. See additional information below in Financial Condition – Secondary Market Reserve.

Service Fee Income

Service fee income totaled $7.8 million for the three months ended March 31, 2002, compared to $11.5 million for the same period in 2001. The $3.7 million decrease in service fee income was driven by a decrease in valuation adjustments, net of hedges, quarter over quarter. During the first quarter of 2002, net valuation gains totaled $0.6 million, compared to net valuation gains of $3.2 million during the first quarter of 2001.

Loss On Mortgage-Backed Securities, Net

We recorded a net loss on mortgage-backed securities of $7.0 million for the three months ended March 31, 2002, compared to a net loss of $2.5 million for the same period in 2001. The net loss on mortgage-backed securities consisted of the following:

	Three Months Ended March 31,

	2002	2001

	(Dollars in thousands)
Gain on sales of mortgage-backed securities	$2,619	$1,175

Impairment on AFS securities	(500)	(3,169)

Valuation adjustments on AAA-rated interest-only securities classified as trading	(11,398)	(802)

Hedges on AAA-rated interest-only securities classified as trading	2,291	309

Total loss on mortgage-backed securities, net	$(6,988)	$(2,487)

Faster than projected actual short-term prepayment speeds on the AAA-rated interest-only securities, and a tightening of mortgage spreads relative to swap spreads, resulted in an underperformance of hedges on these securities during the first quarter of 2002. In response to the spread tightening, which resulted in reduced correlation, the Company increased its mix of AAA-rated principal–only securities, reducing its position in swap-based hedges. See further discussion in Financial Condition – Mortgage-Backed Securities.

Fee and Other Income

Fee and other income increased to $13.6 million for the three months ended March 31, 2002 from $10.9 million for the same period in 2001. The 24.8% increase was a direct result of the increase in mortgage production volume in 2002 compared to 2001.

TOTAL OTHER EXPENSE

General

Total other expense consisted of the following:

	Three Months Ended March 31,

	2002	2001

	(Dollars in thousands)
Salaries and related	$49,535	$36,749

General and administrative expenses	30,019	22,316

Amortization of goodwill and other intangible assets	299	960

Total other expense	$79,853	$60,025

The increase in salaries and related and general and administrative expenses is primarily a result of the Company’s overall growth in loan production, and related variable costs.

During the three months ended March 31, 2002, amortization of intangible assets, excluding goodwill, was $299 thousand, down from $542 thousand for the same period in 2001. In addition, during the quarter ended March 31, 2001, goodwill amortization was $418 thousand, whereas in 2002 there was no goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002, which mandated that goodwill no longer be amortized, but rather tested for impairment annually. We did not recognize any impairment on our goodwill upon adoption of SFAS 142. Our core deposit intangible asset continues to be amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposit relationships acquired.

Income Taxes

Income taxes of $25.6 million and $17.9 million for the three months ended March 31, 2002 and 2001, respectively, represented an effective tax rate of 41.6%.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During January of 2001, we recognized a $10.2 million charge to earnings, net of taxes, which was recorded as a cumulative effect of a change in accounting principle in connection with the adoption of Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). This charge was primarily attributable to the non-investment grade and residual securities portfolio associated with the discontinued manufactured housing product line. We discontinued the manufactured housing product line with dealers during 1999, but the portfolio investments that were retained from this product line continued to be impacted by declining trends in the industry. These securities had previously been marked-to-market through other comprehensive income (“OCI”), a separate component of shareholders’ equity. As a result, this change had a $2.1 million net impact on total shareholders’ equity.

FINANCIAL CONDITION

MORTGAGE-BACKED SECURITIES

Overview

Our mortgage-backed securities portfolio is recorded at fair value. The balances consisted of the following types of securities:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Mortgage-backed securities — Trading

AAA-rated interest-only securities	$192,932	$211,104

AAA-rated principal-only securities	120,989	4,096

Total mortgage-backed securities — Trading	$313,921	$215,200

Mortgage-backed securities — AFS

AAA-rated agency securities	$132,974	$89,752

AAA-rated non-agency securities	1,178,039	1,170,960

Other investment grade securities	33,189	40,042

Total investment grade mortgage-backed securities	1,344,202	1,300,754

Non-investment grade residual securities	55,395	43,123

Other non-investment grade securities	5,137	5,282

Total non-investment grade mortgage-backed securities	60,532	48,405

Total mortgage-backed securities — AFS	$1,404,734	$1,349,159

During 2002, we purchased $118 million of AAA-rated principal-only securities as a component of our overall position to hedge the interest rate risk attendant with AAA-rated interest-only securities and mortgage servicing rights. The purchase of these securities allowed us to reduce our position in swap-based hedges, which we believe will reduce the basis risk between swap and mortgage-based assets and hedges. In a declining interest rate environment the value of AAA-rated principal-only securities would tend to increase because the rise in prepayments would tend to accelerate the return of our investment in the principal portion of the underlying loans. The Company seeks to manage the effects of rising and falling interest rates through investing in financial instruments with contrasting sensitivities to interest rates. The AAA-rated principal-only securities generate core interest income and serve to balance the overall interest rate sensitivity of our balance sheet.

AAA-Rated Interest-Only Securities and Residuals

We evaluate the carrying value of our AAA-rated interest-only securities and residual securities by discounting estimated net future cash flows. On these securities, estimated net future cash flows are primarily based on assumptions related to prepayment rates, in addition to expected credit loss assumptions on the residual securities.

Adjustments to the carrying value of AAA-rated interest-only and principal-only securities, which are classified as trading securities, are recorded as gain (loss) on mortgage-backed securities through the statement of earnings. Additionally, hedging gains and losses related to AAA-rated interest-only securities are recorded through earnings with the corresponding fair value of the hedge reported as other assets or other liabilities. Adjustments to the carrying value of residual securities are recorded as a component of OCI in shareholders’ equity, except for other than temporary impairments, which are recorded as a component of gain (loss) on mortgage-backed securities through the statement of earnings.

The assumptions used to value AAA-rated interest-only and residual securities at March 31, 2002 and December 31, 2001 follow (dollars in thousands):

	Actual						Valuation Assumptions

						Wtd.			Remaining
	Book	Collateral	Gross	Interest	3-Month	Avg.	Lifetime	Discount	Cum. Loss
	Value	Balance	WAC	Strip	CPR	Multiple	CPR	Yield	Rate

March 31, 2002

AAA-rated interest-only securities	$192,932	$7,863,882	7.52%	0.82%	41.5%	2.99	16.7%	10.7%	N/A

Residual securities	$55,395	$3,221,179	9.33%	3.23%	26.4%	0.53	27.5%	24.1%	1.8%

December 31, 2001

AAA-rated interest-only securities	$211,104	$8,943,350	7.55%	0.81%	31.9%	2.91	16.9%	11.6%	N/A

Residual securities	$43,123	$2,845,979	9.62%	3.52%	28.1%	0.52	30.4%	25.2%	2.0%

The lifetime CPR represents the constant prepayment rate we estimate for the remaining life of the collateral supporting the asset. We project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn out of the pool of loans relative to expectations of future rates implied by the forward LIBOR/swap curve. As of March 31, 2002, the 10-year forward curve was upward sloping over a five-year period, which resulted in our estimate of prepayment rates decreasing over the life of the loans. The projected remaining cumulative loss rate for residuals represents the projected future cumulative credit losses as a percentage of the original collateral balance. Actual losses to date on collateral underlying residual securities total 0.6% for a total lifetime loss estimate of 2.4%. We use internal loss estimation models to estimate such losses.

The weighted average multiple for AAA-rated interest-only and residual securities represents the book value divided by the product of collateral balance and interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the weighted average life of the discounted cash flows. With regard to AAA-rated interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. When comparing multiples, collateral type, coupon, loan age and interest strip must be considered.

Other Investment Grade and Non-Investment Grade Securities

We estimated fair value for other investment grade and non-investment grade mortgage-backed securities based on market information when available or discounted cash flow techniques using assumptions for credit losses, prepayment rates, and market yield requirements. Adjustments to the carrying value are recorded as a component of OCI in shareholders’ equity, except for other than temporary impairments, which are recorded as a component of gain (loss) on mortgage-backed securities through the statement of earnings.

Our investments in non-investment grade securities and residuals were retained from prime, subprime and manufactured housing private-label securitizations or purchased from third party issuers on the secondary market.

The detail of other investment grade and non-investment grade mortgage-backed securities by credit rating as of March 31, 2002 and December 31, 2001 follows:

	Current	Discount
	Face	To Face	Amortized	Book
	Value	Value	Cost	Value

		(Dollars in thousands)
March 31, 2002

AA	$21,248	$(118)	$21,130	$20,491

A	2,375	(141)	2,234	2,244

BBB	8,819	(644)	8,175	8,169

BBB-	2,436	(193)	2,243	2,285

Total other investment grade mortgage-backed securities	$34,878	$(1,096)	$33,782	$33,189

B	$12,676	$(7,885)	$4,791	$4,948

CCC	2,169	(2,169)	—	—

D	5,374	(5,185)	189	189

Total other non-investment grade mortgage-backed securities	$20,219	$(15,239)	$4,980	$5,137

December 31, 2001

AA	$21,341	$(125)	$21,216	$21,103

A	2,382	(142)	2,240	2,307

BBB	14,605	(696)	13,909	14,037

BBB-	2,712	(194)	2,518	2,595

Total other investment grade mortgage-backed securities	$41,040	$(1,157)	$39,883	$40,042

BB	$12,676	$(7,831)	$4,845	$4,845

CCC	11,061	(10,624)	437	437

Total other non-investment grade mortgage-backed securities	$23,737	$(18,455)	$5,282	$5,282

The $33.2 million in other investment grade mortgage-backed securities and the $5.1 million in non-investment grade mortgage-backed securities at March 31, 2002, was retained from our private-label security issuances. At March 31, 2002, prime loans, subprime loans and manufactured housing loans collateralized $29.5 million, $3.7 million, and $5.1 million of the total investment, respectively.

LOANS RECEIVABLE

Total loans receivable, exclusive of the allowance for loan losses, decreased to $4.3 billion at March 31, 2002, from $5.1 billion at December 31, 2001. The decrease in loan balances corresponds with our overall strategy to sell the majority of the mortgage loans that we acquire within a short period after origination. During the first quarter of 2002, mortgage loans held for sale were held on average 43 days prior to sale. The average length of time a mortgage loan was held in inventory during 2001 was approximately 60 days. During the first quarter of 2002, sales of loans in our held for sale portfolio were $4.3 billion and production was $3.7 billion compared to sales of $3.8 billion and production of $4.1 billion during the fourth quarter of 2001.

Loans, exclusive of the allowance for loan losses, consisted of the following:

	March 31, 2002		December 31, 2001

	Balance	%	Balance	%

		(Dollars in thousands)
Loans held for sale	$1,325,447	30.7%	$2,080,763	41.0%

Loans held for investment

Mortgage loans	1,512,941	35.1%	1,531,757	30.2%

Residential construction	1,274,410	29.5%	1,321,473	26.0%

Income property	78,410	1.8%	58,616	1.2%

HELOC	123,087	2.9%	84,511	1.7%

Total loans	$4,314,295	100.0%	$5,077,120	100.0%

Asset Quality

Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. The balance of our foreclosed assets, defined as properties acquired in foreclosure or by deed in lieu of foreclosure, are recorded at estimated net realizable value. We recognized net gains on sale of foreclosed assets of $581 thousand during the three months ended March 31, 2002.

A summary of our non-performing assets follows:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Loans held for investment

Portfolio loans

Mortgage loans	$34,614	$28,868

Residential construction	30,260	28,069

Total portfolio loans	64,874	56,937

Discontinued product lines	14,531	15,894

Loans held for sale	25,081	24,036

Total non-performing loans	104,486	96,867

Foreclosed assets	16,133	19,372

Total non-performing assets	$120,619	$116,239

Total non-performing assets to total assets	1.68%	1.55%

The average recorded investment in non-performing loans during the three months ended March 31, 2002 and December 31, 2001 was approximately $113.2 million and $104.2 million, respectively.

Allowance for Loan Losses

Following is a rollforward of the allowance for loan losses:

	Three Months Ended March 31,

	2002	2001

	(Dollars in thousands)
Balance, beginning of period	$57,700	$58,962

Provision for loan losses	4,186	9,000

Portfolio Loans:

Charge-offs net of recoveries:

Mortgage loans	(772)	(163)

Residential construction	(973)	(604)

Charge-offs net of recoveries — Portfolio Loans	(1,745)	(767)

Discontinued Product Lines:

Charge-offs net of recoveries:	(3,239)	(2,082)

Balance, end of period	$56,902	$65,113

The following table sets forth the allocation of our allowance for loan losses and the percentage in each category to the total allowance at the dates indicated.

	March 31, 2002		December 31, 2001

	Balance	% of Total Allowance	Balance	% of Total Allowance

		(Dollars in thousands)
Portfolio Loans:

Mortgage loans	$16,913	30%	$16,201	28%

Residential construction	24,231	42%	24,512	42%

Income property	1,058	2%	1,058	2%

Total portfolio loans	42,202	74%	41,771	72%

Discontinued Product Lines:	14,700	26%	15,929	28%

Total allowance for loan losses	$56,902	100%	$57,700	100%

Allocation of the allowance is only an analytical tool as the allowance is available for losses in the entire portfolio.

While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of our allowance for loan losses is also subject to review by our federal regulators, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation, which agencies may require that our allowance for loan losses be increased based on their evaluation of the information available to them at the time of their regular or special examination of the Bank.

Secondary Market Reserve

In addition to the allowance for loan losses, the Company maintains a secondary market reserve for credit losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. This reserve has two components: a reserve for repurchases arising from representation and warranty claims, and a reserve for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. Since inception in 1993, the Company has repurchased only a very small amount of loans from its securitization trusts, or “SPEs.” Inception-to-date, we have repurchased $19.7 million from GSE sales, $12.9 million of loans from whole loan sales, and $4.2 million from securitization trusts related to standard representation and warranty claims. These balances represent 0.12%, 0.10%, and 0.01% of total GSE, whole loan, and securitization sales, respectively, inception-to-date.

The calculation of the secondary market reserve is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels. The balance in the secondary market reserve was $31.7 million at December 31, 2001. During the first quarter of 2002, we provided $2.7 million for future losses, which was offset in part by $2.0 million for claims reimbursements and estimated losses on loan repurchases. This activity resulted in an ending balance in the secondary market reserve at March 31, 2002 of $32.4 million. This balance is included on the consolidated balance sheet as a component of other liabilities. Of the balance, $10.9 million represents reserves for loan repurchases, and $21.5 million represents reserves to cover potential adverse claims from or settlements with investors and vendors. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserve is adequate. The Company will continue to evaluate the adequacy of the entire secondary market reserve and likely will continue to allocate a portion of its gain on sale proceeds to this reserve going forward.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $390.1 million as of March 31, 2002 and $321.3 million as of December 31, 2001. The increase in the mortgage servicing rights balance was primarily due to mortgage servicing rights retained, totaling $72.5 million, resulting from an increase in securitizations and sales to GSEs during the three months ended March 31, 2002. This increase was offset in part by amortization and valuation adjustments.

The assumptions used to value mortgage servicing rights at March 31, 2002 and December 31, 2001 follow (dollars in thousands):

	Actual						Valuation Assumptions

						Wtd.
	Book	Collateral	Gross	Servicing	3-Month	Avg.	Lifetime	Discount
	Value	Balance	WAC	Fee	CPR	Multiple	CPR	Yield

March 31, 2002

Master servicing	$26,979	$8,155,023	8.34%	0.10%	46.7%	3.41	16.7%	13.9%

Primary servicing	363,152	$23,086,082	8.03%	0.44%	30.0%	3.58	17.0%	11.3%

Total mortgage servicing rights	$390,131

December 31, 2001

Master servicing	$27,218	$9,581,919	8.36%	0.10%	40.9%	2.84	18.8%	17.3%

Primary servicing	294,098	$19,889,540	8.28%	0.45%	29.2%	3.28	19.9%	12.6%

Total mortgage servicing rights	$321,316

The lifetime CPR represents the constant prepayment rate we estimate for the remaining life of the collateral supporting the asset. We project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn out of the pool of loans relative to expectations of future rates implied by the forward LIBOR/swap curve.

The weighted average multiple represents the book value divided by the product of collateral balance and servicing fee. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the weighted average life of the discounted cash flows. The marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. When comparing multiples, collateral type, coupon, loan age and servicing fee must be considered.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

At March 31, 2002, we had operating liquidity of $1.5 billion and a leverage (debt to equity) ratio of 7 to 1. Operating liquidity is defined as unpledged liquid assets on hand plus borrowing availability under committed lines of credit subject to the availability of eligible assets for pledge as collateral. Under prior regulations, Federal thrift institutions were required to maintain a specified ratio of cash and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. As a result of recent statutory and regulatory changes, IndyMac Bank, F.S.B. (the “Bank”) is not currently required to maintain an average daily liquidity balance at levels prescribed by the OTS, but we continue to be subject to the requirement that we maintain sufficient liquidity to ensure our safe and sound operation. Our policy is to maintain liquid assets equal to 3% of the OTS’ previously defined regulatory liquidity base (previous quarter’s average daily balance of deposits and borrowings maturing within 12 months). We currently believe that our liquidity level is adequate based upon our current activities and is consistent with the safe and sound operation of the Bank. While there can be no guarantees and subject to the matters discussed below, we are not aware of any trends, demands, commitments or uncertainties that are reasonably likely to result in our liquidity materially decreasing in the foreseeable future.

PRINCIPAL SOURCES OF CASH

Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans and mortgage-backed securities. Our primary sources of funds used to meet these financing needs include loan sales and securitizations, deposits, advances from the Federal Home Loan Bank of San Francisco (“FHLB”), borrowings and capital. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital.

Loan Sales and Securitizations

Our business model relies heavily upon selling the substantial majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the quarter ended March 31, 2002, loans were held in our held for sale portfolio for 43 days on average, compared to 62 days on average during the quarter ended March 31, 2001.

Deposits

Consistent with our funding needs, we solicit short-term deposits and, to a lesser degree, long-term deposits from the general public and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificates of deposit accounts and individual retirement accounts. Deposits totaled $3.1 billion at March 31, 2002 and $3.2 billion at December 31, 2001. It is the Company’s intent to continue to decrease its deposit balances, offset by increases in advances from the FHLB and other borrowings, during the remainder of the year ended December 31, 2002, to take advantage of the lower marginal costs provided by these funding alternatives.

Included in deposits at March 31, 2002 and December 31, 2001 were custodial accounts, primarily related to our servicing portfolio of agency securities, totaling $375.4 million and $178.3 million, respectively.

Advances from Federal Home Loan Bank

The FHLB system functions in a reserve capacity for savings institutions. As a member of the FHLB, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, generally on a secured basis, in amounts determined by reference to available collateral. FHLB stock, one-to-four family mortgage loans and AAA-rated agency mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. The Bank has been pre-approved for advances up to $2.2 billion, of which $2.1 billion were outstanding at March 31, 2002. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are used in ongoing operations and will fund future growth plans. The balance of trust preferred securities at December 31, 2001 was reclassified from mezzanine debt to liabilities to conform to the current period presentation.

Other Borrowings

Other borrowings primarily consist of loans and securities sold under committed agreements to repurchase, syndicated bank lines, a commercial paper conduit and senior unsecured notes. Other borrowings decreased from $1.1 billion at December 2001 to $0.7 billion at March 31, 2002. Two primary factors accounted for the overall decrease in these borrowings: 1) our ability to pay off existing borrowings from the proceeds of loan sales, which outpaced loan originations and loan purchases in the first quarter of 2002, and 2) our success in increasing advances from the FHLB, which is typically a lower marginal cost financing alternative to other borrowings.

As of March 31, 2002 we had $4.2 billion in committed financing, with outstanding balances of $736 million. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, changes in our credit rating, industry and market trends in our various businesses, the general availability and rates applicable to financing and investments, these lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

While there are no guarantees as to future availability of committed financing, we are not aware of any trends, demands, commitments or uncertainties that are reasonably likely to result in liquidity materially decreasing in the foreseeable future.

PRINCIPAL USES OF CASH

Our most significant use of cash is for the acquisition of mortgage loans. During the first quarter of 2002 we acquired $3.7 billion of mortgage loans compared to $3.2 billion in the first quarter of 2001. Secondarily, we used cash to pay down borrowings by $318 million in the first quarter of 2002 as opposed to borrowing $110 million in the first quarter of 2001. Purchases of mortgage-backed securities required cash resources of $305 million and $435 million in the first quarters of 2002 and 2001, respectively. In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal payments on loans.

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

As presented in the consolidated statements of cash flows, we had a net increase in cash and cash equivalents of $230.4 million in the first quarter of 2002 compared to a net decrease in cash and cash equivalents of $32.1 million in the first quarter of 2001.

Operating Activities

Net cash provided by operating activities was $483.2 million in 2002 as opposed to the net cash used in operating activities of $584.6 million in 2001, an increase of $1.1 billion. This increase in cash provided by operating activities primarily resulted from our secondary marketing operations. Since we are a mortgage banker, our loan purchases and sales are considered operating activities. Sales of and payments from mortgage loans held for sale exceeded the purchases and originations of these loans by $594.9 million in 2002 as opposed to the reverse being true in 2001 – loan purchases and originations exceeded sales and payments by $606.6 million.

Investing Activities

Net cash provided by investing activities was $105.6 million in 2002 compared to $289.4 million of net cash used in investing activities in 2001, an increase of $395.0 million. This was primarily due to net purchase activity of mortgage-backed securities. During the first quarter of 2001, the Company increased its investment in mortgage-backed securities available for sale by $344.5 million through net purchases, whereas net purchases totaled only $41.6 million during the first quarter of 2002.

Financing Activities

Net cash used in financing activities was $358.5 million in 2002 compared to the net cash provided by financing activities of $841.9 million in 2001, a decrease of $1.2 billion. The Company used the cash received from the sale of its mortgage loans and mortgage-backed securities to pay down its borrowings in 2002, whereas, in 2001, the Company was increasing its investment in loans and securities, and funded those acquisitions with additional borrowings.

REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. As a condition to its approval of the acquisition of SGV Bancorp, Inc. in July of 2000, the OTS mandated that the Bank hold Tier 1 (core) capital at 8% of adjusted assets for three years following the consummation of the transaction and maintain a risk-based capital position of 10% of risk-weighted assets. Additionally, Tier 1 risk-based capital (core capital plus supplementary capital less allowance for loan losses) must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a “well capitalized” institution.

During 2001, the OTS issued guidance for subprime lending programs, which requires a subprime lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. The OTS has accepted IndyMac Bank’s approach to conform to this guidance.

The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as well-capitalized at March 31, 2002.

		Adjusted for		IndyMac
	As	Additional Subprime	Well-Capitalized	Required Capital
	Reported	Risk-Weighting	Minimum	First 3 years

Capital Ratios:

Tangible	10.09%	10.09%	2.00%	2.00%

Tier 1 core	10.09%	10.09%	5.00%	8.00%

Tier 1 risk-based	14.95%	14.15%	6.00%	6.00%

Total risk-based	15.88%	15.03%	10.00%	10.00%

The ratios above do not include $156 million of unleveraged and unencumbered capital at IndyMac Bancorp. Including the excess capital held by the Bank, we had $304 million of total excess capital at March 31, 2002.

We believe that, under current regulations, the Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. However, the Bank’s regulatory capital ratios could be impacted by a number of factors, such as changes to applicable regulations, changes in the Bank’s mix of assets, interest rate fluctuations or significant changes in the economy in areas where the Bank has most of its loans. Any of these factors could cause our actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of the Bank to meet its future minimum capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In general, market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, including fluctuations in short and long term interest rates. An additional risk is the early prepayment of loans held for investment, mortgage-backed securities and mortgage loans underlying our mortgage servicing rights, AAA-rated interest-only securities and residuals. We do not have any exposure to foreign currency exchange rates. Our Investment Portfolio group is responsible for the management of interest rate and prepayment risks subject to policies and procedures established by our management level Asset and Liability Committee (“ALCO”) and board of directors level ALCO. See KEY OPERATING RISKS in the Company’s annual report filed on Form 10-K for the year ended December 31, 2001 for further discussion of risks.

HEDGING ACTIVITIES

We utilize a variety of means to manage interest rate risk. On a macro basis, we invest in mortgage servicing rights and AAA-rated interest-only securities, the fair market values of which tend to increase as market interest rates rise, to hedge potential decreases in production volumes and gain on sale of loans due to increases in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with a forward commitment to sell a Fannie Mae or Freddie Mac security of comparable maturity and weighted average interest rate. To hedge our investments in AAA-rated interest-only securities and mortgage servicing rights, we use several strategies, including investing in AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans held for investment. In connection with all of the above strategies, we use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

ALCO closely monitors interest rate risk. The primary measurement tool used to evaluate risk is an interest rate shock analysis. An interest rate shock analysis simulates the effects of an instantaneous and sustained change in interest rates (in a variety of basis point increments) to parallel and non-parallel yield curve shifts, on our assets and liabilities, commitments and hedges. The result is an estimate of the increase or decrease to our earnings, OCI and net portfolio value of our assets.

The following table sets forth our estimate of the impact of an instantaneous and sustained parallel shift in the LIBOR/swap curve of 50 and 100 basis points, or .50% and 1.0%, respectively, all else being constant, on net earnings and OCI as of March 31, 2002 and December 31, 2001:

	Effect of Change in Interest Rates

	Decrease		Increase

	100 bp	50 bp	50 bp	100 bp

		(Dollars in thousands)
As of March 31, 2002:

Net earnings	$(3,937)	$(3,919)	$1,363	$1,543

Other comprehensive income (loss)	8,215	5,282	(6,764)	(14,359)

Total comprehensive income (loss)	$4,278	$1,363	$(5,401)	$(12,816)

As of December 31, 2001:

Net earnings	$9,302	$714	$332	$311

Other comprehensive income (loss)	12,758	7,363	(8,636)	(18,105)

Total comprehensive income (loss)	$22,060	$8,077	$(8,304)	$(17,794)

The decrease in net earnings associated with a 100 basis point decrease in rates at March 31, 2002 compared to the position at December 31, 2001 is primarily due to a reduction in our investment in option-based hedges (i.e., interest rate floors and swaps). Such instruments are used to hedge mortgage servicing rights and AAA-rated interest-only securities and increase in value at an accelerated rate for large downward movements in rate, resulting in relatively large gains. In response to the increase in market interest rates during the first quarter of 2002, we rolled out of certain contracts and extended other contracts, which reduced the impact of large gains in the significant downward movement of rates scenario, but continues to provide similar coverage in other interest rate movement scenarios. The decreases in OCI associated with increases of 50 and 100 basis points in interest rates do not reflect the mitigating effect interest rate swap agreements, fixed rate FHLB advances and term deposits would be expected to have on spread income if rates were to rise.

The assumptions inherent in our interest rate shock models include valuation changes in an instantaneous and parallel rate shock and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk between the change in rates on Treasury, LIBOR/swap curve and mortgages. In addition, the sensitivity analyses described in the prior paragraphs are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from the decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.

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

10.1 Employment Agreement dated February 28, 2002 between IndyMac Bank and Scott Keys.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on January 8, 2002. Items included: Item 5. Other Events regarding the Dividend Reinvestment and Stock Purchase Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 14, 2002 for the three months ended March 31, 2002.

INDYMAC BANCORP, INC.

By: /s/ Michael W. Perry Michael W. Perry Vice Chairman of the Board of Directors and Chief Executive Officer

By: /s/ Scott Keys Scott Keys Executive Vice President and Chief Financial Officer