Form 10-Q
period 2002-06-30
INDYMAC BANCORP INC
filed 2002-08-14
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Common stock outstanding as of July 31, 2002: 57,256,337 shares

INDYMAC BANCORP, INC.

FORM 10-Q QUARTERLY REPORT

For the Period Ended June 30, 2002

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	2
	Consolidated Statements of Earnings	3
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	29
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits and Reports on Form 8-K	31

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)

	(Dollars in thousands,
	except per share data)
ASSETS
Cash and cash equivalents	$108,879	$153,295
Securities classified as trading ($544.9 million and $182.5 million pledged as collateral for repurchase agreements at June 30, 2002 and December 31, 2001, respectively)	631,601	215,200
Mortgage-backed securities available for sale, amortized cost of $1.3 billion and $1.4 billion, respectively ($438.6 million and $81.6 million pledged as collateral for repurchase agreements at June 30, 2002 and December 31, 2001, respectively)	1,363,879	1,349,159
Loans receivable:
Loans held for sale
Prime	1,301,878	1,940,213
Subprime	124,865	140,550
HELOC	172,606	—
Consumer lot loans	143,014	—

Total loans held for sale	1,742,363	2,080,763
Loans held for investment
Mortgage	1,490,895	1,531,757
Builder construction	528,540	596,273
Consumer construction	744,641	725,200
Income property	74,320	58,616
HELOC	—	84,511
Allowance for loan losses	(52,978)	(57,700)

Total loans held for investment	2,785,418	2,938,657
Total loans receivable ($0.9 billion and $2.0 billion pledged as collateral for repurchase agreements at June 30, 2002 and December 31, 2001, respectively)	4,527,781	5,019,420
Mortgage servicing rights	316,779	321,316
Investment in Federal Home Loan Bank stock, at cost	107,120	99,996
Interest receivable	41,658	52,172
Goodwill and other intangible assets	35,057	35,637
Foreclosed assets	21,569	19,372
Other assets	280,511	231,744

Total assets	$7,434,834	$7,497,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$2,806,135	$3,238,864
Advances from Federal Home Loan Bank	1,986,726	1,999,378
Other borrowings	1,344,535	1,053,670
Trust preferred securities	116,550	116,287
Other liabilities	288,560	243,974

Total liabilities	6,542,506	6,652,173
Shareholders’ Equity
Preferred Stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 83,742,071 shares (59,250,632 outstanding) at June 30, 2002 and issued 83,312,516 shares (60,366,266 outstanding) at December 31, 2001	837	833
Additional paid-in-capital	1,005,129	996,649
Accumulated other comprehensive income	5,372	570
Retained earnings	304,907	234,314
Treasury stock, 24,491,439 shares and 22,946,250 shares at June 30, 2002 and December 31, 2001, respectively	(423,917)	(387,228)

Total shareholders’ equity	892,328	845,138

Total liabilities and shareholders’ equity	$7,434,834	$7,497,311

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income
Mortgage-backed and other securities	$27,933	$30,467	$56,815	$62,026
Loans held for sale
Prime	26,102	44,540	59,429	76,514
Subprime	2,271	4,519	5,687	9,935
HELOC	—	612	—	1,150

Total loans held for sale	28,373	49,671	65,116	87,599
Loans held for investment
Mortgage	28,976	35,169	58,570	71,039
Builder construction	9,438	14,111	19,731	29,123
Consumer construction	13,949	9,764	27,926	18,477
Income property	1,487	1,261	2,593	2,587
HELOC	1,819	—	3,124	—

Total loans held for investment	55,669	60,305	111,944	121,226
Other	1,585	1,560	3,367	3,112

Total interest income	113,560	142,003	237,242	273,963
Interest expense
Deposits	26,828	20,302	58,136	34,776
Advances from Federal Home Loan Bank	25,004	23,742	49,393	46,158
Borrowings	9,768	45,720	21,243	97,733
Trust preferred securities	2,757	—	5,513	—

Total interest expense	64,357	89,764	134,285	178,667

Net interest income	49,203	52,239	102,957	95,296
Provision for loan losses	3,568	3,026	7,754	12,026

Net interest income after provision for loan losses	45,635	49,213	95,203	83,270
Other income
Gain on sale of loans	71,280	52,714	148,746	101,913
Service fee income	6,405	2,906	14,227	14,368
Gain (loss) on mortgage-backed securities, net	2,701	1,572	(4,287)	(915)
Fee and other income	12,680	13,413	26,289	24,360

Total other income	93,066	70,605	184,975	139,726

Net revenues	138,701	119,818	280,178	222,996
Other expense
Operating expenses	80,702	66,870	160,256	125,935
Amortization of goodwill and other intangible assets	280	935	579	1,895

Total other expense	80,982	67,805	160,835	127,830

Earnings before provision for income taxes and cumulative effect of a change in accounting principle	57,719	52,013	119,343	95,166
Provision for income taxes	23,145	21,611	48,750	39,541

Earnings before cumulative effect of a change in accounting principle	34,574	30,402	70,593	55,625
Cumulative effect of a change in accounting principle	—	—	—	(10,185)

Net earnings	$34,574	$30,402	$70,593	$45,440

Earnings per share before cumulative effect of a change in accounting principle
Basic	$0.58	$0.50	$1.17	$0.90
Diluted	$0.56	$0.48	$1.14	$0.87
Earnings per share from cumulative effect of a change in accounting principle
Basic	$—	$—	$—	$(0.16)
Diluted	$—	$—	$—	$(0.16)
Earnings per share
Basic	$0.58	$0.50	$1.17	$0.74
Diluted	$0.56	$0.48	$1.14	$0.71
Weighted average shares outstanding
Basic	60,050	60,860	60,139	61,523
Diluted	61,763	63,217	61,903	63,916

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-in	Income	Cumulative	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2000	62,176,316	$818	$920,205	$(2,603)	$117,926		$(308,453)	$727,893
Common stock options exercised	1,021,952	10	15,181	—	—	$—	—	15,191
Directors’ and officers’ notes receivable	—	—	(669)	—	—	—	—	(669)
Deferred compensation, restricted stock	12,304	—	1,020	—	—	—	—	1,020
401(k) contribution	38,215	—	996	—	—	—	—	996
Net gain on mortgage securities available for sale	—	—	—	6,149	—	6,149	—	6,149
Dividend reinvestment plan	1,045	—	27	—	—	—	—	27
Purchases of common stock	(2,801,916)	—	—	—	—	—	(66,333)	(66,333)
Net earnings	—	—	—	—	45,440	45,440	—	45,440

Net change	(1,728,400)	10	16,555	6,149	45,440	$51,589	(66,333)	1,821

Balance at June 30, 2001	60,447,916	$828	$936,760	$3,546	$163,366		$(374,786)	$729,714

Balance at December 31, 2001	60,366,266	$833	$996,649	$570	$234,314		$(387,228)	$845,138
Common stock options exercised	411,174	4	7,969	—	—	$—	—	7,973
Directors’ and officers’ notes receivable	—	—	(379)	—	—	—	—	(379)
Deferred compensation, restricted stock	17,040	—	857	—	—	—	—	857
Net gain on mortgage securities available for sale	—	—	—	8,772	—	8,772	—	8,772
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(3,970)	—	(3,970)	—	(3,970)
Dividend reinvestment plan	1,341	—	33	—	—	—	—	33
Purchases of common stock	(1,545,189)	—	—	—	—	—	(36,689)	(36,689)
Net earnings	—	—	—	—	70,593	70,593	—	70,593

Net change	(1,115,634)	4	8,480	4,802	70,593	$75,395	(36,689)	47,190

Balance at June 30, 2002	59,250,632	$837	$1,005,129	$5,372	$304,907		$(423,917)	$892,328

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2002	2001

	(Unaudited)

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$70,593	$45,440
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of securities and mortgage servicing rights	79,874	56,475
Other depreciation and amortization	9,581	8,138
Gain on sale of loans	(148,746)	(101,913)
Loss on mortgage-backed securities, net	4,287	915
Provision for loan losses	7,754	12,026
Non-cash compensation expense	857	1,481
Cumulative effect of a change in accounting principle	—	10,185
Net decrease (increase) in other assets and liabilities	3,833	(16,052)

Net cash provided by operating activities before activity for trading securities and held for sale loans	28,033	16,695
Purchases of trading securities	(453,073)	—
Sales of and payments from trading securities	76,194	442
Purchases and originations of mortgage loans held for sale	(7,230,718)	(7,102,533)
Sales of and payments from mortgage loans held for sale	7,967,728	5,557,401

Net cash provided by (used in) operating activities	388,164	(1,527,995)

Cash flows from investing activities:
Purchases of mortgage loans held for investment	(789,602)	(79,425)
Sales of and payments from mortgage loans held for investment	476,399	384,522
Net decrease (increase) in construction loans receivable	43,452	(172,681)
Purchases of mortgage securities available for sale	(560,905)	(553,111)
Sales of and payments from mortgage securities available for sale	590,577	356,682
Net purchases of mortgage servicing rights	(853)	(1,982)
Net increase in investment in Federal Home Loan Bank stock, at cost	(7,124)	(23,496)

Net cash used in investing activities	(248,056)	(89,491)

Cash flows from financing activities:
Net (decrease) increase in deposits	(432,735)	996,063
Net (decrease) increase in advances from Federal Home Loan Bank	(12,767)	449,927
Net increase in borrowings	289,960	196,490
Net proceeds from issuance of common stock and exercise of stock options	7,707	15,236
Purchases of common stock	(36,689)	(66,333)

Net cash (used in) provided by financing activities	(184,524)	1,591,383

Net decrease in cash and cash equivalents	(44,416)	(26,103)
Cash and cash equivalents at beginning of period	153,295	67,867

Cash and cash equivalents at end of period	$108,879	$41,764

Supplemental cash flow information:
Cash paid for interest	$132,039	$180,439

Cash paid for income taxes	$611	$2,054

Supplemental disclosure of noncash investing and financing activities:
Transfer of loans held for sale to loans held for investment	$296,881	$316,014

Transfer of loans held for investment to loans held for sale	$710,772	$—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 1 — Basis of Presentation

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

      The consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank®, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The balance of trust preferred securities at December 31, 2001 was reclassified from mezzanine debt to liabilities to conform to the current period presentation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2 — Recently Adopted Accounting Pronouncement

      Effective January 1, 2002, goodwill is no longer amortized, but rather is tested for impairment annually as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We did not recognize any impairment on our goodwill upon adoption of SFAS 142. Our core deposit intangible asset continues to be amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposit relationships acquired.

      Accumulated amortization of $2.9 million as of June 30, 2002 and $2.3 million as of December 31, 2001 was netted against our gross core deposit intangible asset of $7.7 million. Estimated amortization expense for our core deposit intangible asset is as follows for the years ended December 31, 2002 — $1.1 million; 2003 — $852 thousand; 2004 — $701 thousand; 2005 — $591 thousand; 2006 — $498 thousand; and 2007 — $469 thousand.

      Goodwill of $30.3 million as of January 1, 2002 was allocated to our segments as follows: Mortgage Banking — $1.5 million; Investment Portfolio — $0.3 million; and $28.5 million is included in “Other,” as that segment includes our retail banking operations.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had goodwill amortization not been recognized in the three and six months ended June 30, 2001, net earnings and basic and diluted earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
Reported net earnings	$34,574	$30,402	$70,593	$45,440
Add back goodwill amortization	—	244	—	488

Adjusted net earnings	$34,574	$30,646	$70,593	$45,928

Basic earnings per share:
Reported net earnings per share	$0.58	$0.50	$1.17	$0.74
Goodwill amortization	—	—	—	0.01

Adjusted net earnings per share	$0.58	$0.50	$1.17	$0.75

Diluted earnings per share:
Reported net earnings per share	$0.56	$0.48	$1.14	$0.71
Goodwill amortization	—	—	—	0.01

Adjusted net earnings per share	$0.56	$0.48	$1.14	$0.72

Note 3 — Segment Reporting

      Our reportable operating segments are Mortgage Banking and Investment Portfolio. Prior to 2002, we also had a Builder Finance segment. Commencing in 2002, the Builder Finance segment was combined with the Mortgage Banking segment to align our builder-oriented business more closely with our mortgage banking activities, by focusing our builder construction lending efforts on those homebuilders that have the highest likelihood of utilizing our technology to provide the related permanent mortgage loans to their customers. Segment information for 2001, including a change in the allocation method of interest expense to the operating segments, has been restated to conform to the current year presentation.

      The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from business-to-business (“B2B”) customers, and funds loans directly to consumers (“B2C”). These loans are then either securitized through the issuance of mortgage-backed securities, sold to government sponsored enterprises (“GSEs”), resold in bulk whole loan sales to investors, or transferred to and retained by our Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for the purchase of construction-to-permanent mortgage loans originated by or sourced through our B2B sellers and direct customers, as well as residential development and construction loans to builders. Additionally, Mortgage Banking operates a business-to-realtor (“B2R”) channel, LoanWorks.com®, which allows real estate professionals to utilize our technology to fulfill the mortgage loan process for their customers in the process of purchasing a home.

      The Investment Portfolio segment invests in single-family residential loans, mortgage securities and mortgage servicing rights on a long-term basis. The Investment Portfolio segment also actively hedges its mortgage servicing rights and performs mortgage servicing activities.

      The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and included in “Other” below.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for the three and six months ended June 30, 2002 and 2001 was as follows:

	Mortgage	Investment
	Banking	Portfolio	Other	Consolidated

	(Dollars in thousands)
Three months ended June 30, 2002
Net interest income (expense)	$39,636	$20,150	$(10,583)	$49,203
Net revenues (loss)	121,393	27,137	(9,829)	138,701
Net earnings (loss)	42,450	10,381	(18,257)	34,574
Three months ended June 30, 2001
Net interest income (expense)	$33,870	$21,134	$(2,765)	$52,239
Net revenues (loss)	98,699	23,586	(2,467)	119,818
Net earnings (loss)	33,790	11,410	(14,798)	30,402
Six months ended June 30, 2002
Net interest income (expense)	$84,529	$43,885	$(25,457)	$102,957
Net revenues (loss)	255,011	49,730	(24,563)	280,178
Net earnings (loss)	92,070	18,594	(40,071)	70,593
Six months ended June 30, 2001
Net interest income (expense)	$57,246	$42,848	$(4,798)	$95,296
Net revenues (loss)	181,207	46,064	(4,275)	222,996
Earnings (loss) before cumulative effect of a change in accounting principle	60,266	23,275	(27,916)	55,625
Cumulative effect of a change in accounting principle	21	(10,206)	—	(10,185)
Net earnings (loss)	60,287	13,069	(27,916)	45,440
Assets as of June 30, 2002	$2,947,305	$4,300,083	$187,446	$7,434,834

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2001.

Business Model

      We are a savings and loan holding company. Our strategy is to be a leading provider of home mortgage loans. We offer a wide array of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers. We serve a wide range of customers, including consumers, mortgage brokers, mortgage bankers, community financial institutions, homebuilders and real estate professionals. To manage our various operations, we have aligned our business into two reportable operating segments: Mortgage Banking and Investment Portfolio. References to “IndyMac Bancorp” refer to the parent company alone while references to “IndyMac,” the “Company” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries.

Mortgage Banking Group

      The Mortgage Banking group is our core business. The Mortgage Banking group’s operations include the acquisition (purchase and origination), sale and securitization of mortgage loans secured by one-to-four family (“single-family”) residences. It also provides construction financing for single-family residences directly to individual consumers and builder construction financing activities for larger residential subdivision loans. The Mortgage Banking group derives its revenue primarily from gain on the sale of loans, net interest income, and fee income associated with the loans held for sale portfolio. During the three and six months ended June 30, 2002, we sold loans in pools through one of three sales distribution channels in 40 and 42 days on average, respectively, after the loans were acquired. These distribution channels include sales to the government-sponsored enterprises (“GSEs”) (which then securitize or place the loans in their portfolios), whole loan sales, and private-label securitizations. One of our strategies is to reduce the period of time we hold loans before they are sold. We believe that the reduction in net interest income caused by a faster loan turnover rate should be more than offset by increases in gain on sale of loans.

Investment Portfolio Group

      The strategy of our Investment Portfolio group is: 1) to provide support for the Mortgage Banking group through its ability to hold whole loans and retain assets from loan sales and securitizations, and 2) to acquire loans, servicing and securities in the secondary market. Whether assets are retained from the Mortgage Bank or purchased in the secondary market, assets must meet or exceed minimum targeted return requirements.

      The composition of the Investment Portfolio includes mortgage loans held for investment, mortgage-backed securities and mortgage servicing rights. Mortgage-backed securities include agency and non-agency investment grade securities, non-investment grade securities and residuals. Mortgage loans held for investment are typically originated or acquired by the Mortgage Banking group and transferred to the Investment Portfolio group for long-term investment, although the group may purchase loans in bulk from third party sellers. Such loans are typically prime quality adjustable-rate mortgage loans as the majority of fixed rate loans and subprime loans are securitized and sold. A limited portion of the loan portfolio may contain fixed rate mortgages, which are funded with liabilities that have terms generally consistent with the expected average life of the loans.

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

      The primary source of revenue for the Investment Portfolio is net interest income on loans and securities and service fee income from mortgage servicing rights. Valuation changes related to mortgage servicing rights (subject to lower of amortized cost or fair value limitations), AAA-rated and agency interest-only securities and the related hedges, including principal-only securities, are also recognized through earnings.

Key Operating Risks

      Like all businesses, we assume a certain amount of risk in order to earn our targeted returns on capital. The following is a summary of what we believe to be our current key operating risks. For further information on our key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2001.

Interest Rate Risk

      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our financial position and results of operations may be materially affected by changes in interest rates in various ways. While we have devised and implemented a comprehensive asset/ liability management strategy that seeks, on an economic and an accounting basis, to mitigate significant fluctuations in our financial position and results of operations likely to be caused by market interest rate changes, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist among different types of assets, liabilities and hedge instruments) or its implementation will be successful in any particular interest rate environment. For further information on our interest rate risk, refer to Item 3. Quantitative and Qualitative Disclosure About Market Risk located below in this Form 10-Q.

Valuation Risk

      In connection with the loan sale process, we retain certain assets for which the secondary market is highly illiquid. As a result, valuations are derived using complex modeling and significant subjective assumptions and judgments. These assets include AAA-rated and agency interest-only securities, mortgage servicing rights, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. The fair value of these assets could vary significantly as market conditions change.

Credit Risk

      We have invested in various assets that contain elements of credit risk. These assets include loans, non-investment grade securities and residuals. The non-investment grade securities and residuals are collateralized by mortgage loans. While the majority of our loan collateral is secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest earned on the loan. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our mortgage loan portfolios. At June 30, 2002, the net balance of our home improvement and manufactured housing portfolios was $95.8 million. Further, we provide construction lending to consumers and developers to develop and build residential properties. Such asset types also have a higher risk profile than permanent mortgage loans.

      We also sell loans to GSEs and whole loans to outside investors. In these instances, we are subject to repurchase risk if representations and warranties made at the time of sale are violated. While we have made what we believe to be adequate loss reserves, there can be no guarantee that the amount reserved is sufficient to cover all potential losses resulting from such repurchases.

Liquidity Risk/Access to Capital Markets

      We finance a substantial portion of our assets through consumer deposits and borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”). We also obtain financing from investment and commercial banks. There is no guarantee that these sources of funds will continue to be available to us, or that borrowings can be refinanced upon maturity.

      We utilize three sales channels to sell loans to the secondary market: whole loan sales, sales to the GSEs, and private-label securitizations. A disruption in the securitization market could adversely impact our ability to fund mortgage loans and our gains on sale, leading to a corresponding decrease in revenues and earnings. Likewise, a deterioration in the performance of our private-label securities could adversely impact the availability and pricing of future transactions.

Other Risks

      We are subject to various other risks including the fluctuating demand for mortgage loans. The demand for mortgage loans, historically, tends to decrease as interest rates increase. In addition, the banking industry, in general, is subject to various supervisory, monetary and fiscal policies and regulations, which include those determined by the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Board. Depending on the nature of any new policies, such policies and regulations can have a negative impact on operations. Additionally, we are required to maintain minimum capital levels determined by the OTS. While historically we have been able to access the capital markets when necessary and currently have, on a consolidated basis, $298 million of capital in excess of our minimum regulatory requirement, there is no guarantee that we will be able to access the capital markets when or if a need for additional capital arises in the future. Also, a majority of our loan acquisitions are geographically concentrated in certain states, including California, New York, Florida and New Jersey. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease and delinquencies to increase, causing a corresponding decline in revenues. There are no guarantees as to our degree of success in managing loan portfolio concentrations, anticipating and taking advantage of technological advances, or executing upon our growth plans for our mortgage banking operations. Lastly, we could be adversely affected by economic downturns or business disruptions triggered by natural disasters, acts of war or terrorism.

Critical Accounting Policies

      Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies, that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of our financial statements. These policies relate to (a) the valuation of AAA-rated and agency interest-only securities, (b) the valuation of mortgage servicing rights, (c) the valuation of non-investment grade securities and residuals, (d) the methodology for determining our allowance for loan losses, and (e) the valuation of our secondary market reserve. Management discusses these critical accounting policies and related judgments with IndyMac’s audit committee and external auditors on a quarterly basis. These policies and the related judgments, estimates and assumptions are described in greater detail in subsequent sections of this Form 10-Q’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in IndyMac’s Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Results of Operations

Overview

      Net earnings for the quarter ended June 30, 2002 were $34.6 million, compared to $30.4 million in the same period of 2001. Net diluted earnings per share were $0.56 and $0.48 for the quarters ended June 30, 2002 and 2001, respectively. The growth in net earnings was attributable to an $18.5 million increase in gain on sale of loans due to a $0.8 billion increase in loan sale volume and a 10 basis point increase in profit margin. The increase in profit margin was due to the securitization of higher profit margin loans totaling $1.3 billion in the second quarter of 2002, whereas, only $0.3 billion of loans were securitized in the second quarter of 2001. This increase in gain on sale of loans was coupled with a $3.5 million increase in service fee income primarily as a result of net hedging gains. These increases to net earnings were offset, in part, by an increase in expenses of $13.2 million and a drop in net interest income after provision for loan losses of $3.6 million.

      Net earnings for the six months ended June 30, 2002 were $70.6 million, compared to $45.4 million in the same period of 2001. Net diluted earnings per share were $1.14 and $0.71, for the six months ended June 30, 2002 and 2001, respectively. The growth in net earnings was attributable to a $46.8 million increase in gain on sale of loans due to a $2.5 billion increase in loan sale volume, an $11.9 million increase in net interest income driven by a $316.7 million increase in the average balance of net interest earning assets, and a $10.2 million one-time charge in 2001 related to the cumulative effect of a change in accounting principle. These increases to net earnings were offset, in part, by an increase in expenses of $33.0 million and an increase in income taxes of $9.2 million.

      A more detailed analysis of the components of net earnings follows.

Net Interest Income

      The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The net interest margin measures net interest income as a percentage of average interest-earning assets.

      Net interest income was $49.2 million for the three months ended June 30, 2002, compared to $52.2 million for the three months ended June 30, 2001. The net interest margin was 3.04% in the second quarter of 2002, compared to 3.13% in the second quarter of 2001. Additionally, the net interest spread was 2.55% in the second quarter of 2002, compared to 2.85% in the same period of 2001.

      Net interest income was $103.0 million for the six months ended June 30, 2002, compared to $95.3 million for the six months ended June 30, 2001. The net interest margin was 3.13% for the first six months of 2002, compared to 3.05% for the first six months of 2001. Additionally, the net interest spread was 2.65% for the first six months of 2002, compared to 2.70% for the same period in 2001.

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

	Three Months Ended June 30,

	2002			2001

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,620,863	$27,933	6.91%	$1,384,305	$30,467	8.80%
Loans held for sale	1,640,629	28,373	6.94%	2,476,951	49,671	8.04%
Loans held for investment	3,088,988	55,669	7.23%	2,738,393	60,305	8.83%
Investment in Federal Home Loan Bank stock and other	138,650	1,585	4.59%	93,359	1,560	6.70%

Total interest-earning assets	6,489,130	113,560	7.02%	6,693,008	142,003	8.51%
Other	699,058			527,226

Total assets	$7,188,188			$7,220,234

Interest-bearing deposits	$2,652,629	26,828	4.06%	$1,440,955	20,302	5.65%
Advances from Federal Home Loan Bank	1,922,567	25,004	5.22%	1,593,874	23,742	5.97%
Other borrowings	1,089,202	9,768	3.60%	3,323,107	45,720	5.52%
Trust preferred securities	116,463	2,757	9.49%	—	—	—

Total interest-bearing liabilities	5,780,861	64,357	4.47%	6,357,936	89,764	5.66%
Other	526,226			118,203

Total liabilities	6,307,087			6,476,139
Shareholders’ equity	881,101			744,095

Total liabilities and shareholders’ equity	$7,188,188			$7,220,234

Net interest spread			2.55%			2.85%

Net interest margin			3.04%			3.13%

	Six Months Ended June 30,

	2002			2001

	Average		Yield	Average	Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,588,444	$56,815	7.21%	$1,368,405	$62,026	9.14%
Loans held for sale	1,851,862	65,116	7.09%	2,158,157	87,599	8.19%
Loans held for investment	3,063,434	111,944	7.37%	2,693,942	121,226	9.07%
Investment in Federal Home Loan Bank stock and other	138,990	3,367	4.89%	89,118	3,112	7.04%

Total interest-earning assets	6,642,730	237,242	7.20%	6,309,622	273,963	8.76%
Other	685,617			485,426

Total assets	$7,328,347			$6,795,048

Interest-bearing deposits	$2,807,688	58,136	4.18%	$1,190,257	34,776	5.89%
Advances from Federal Home Loan Bank	1,939,597	49,393	5.14%	1,521,149	46,158	6.12%
Other borrowings	1,093,624	21,243	3.92%	3,229,508	97,733	6.10%
Trust preferred securities	116,398	5,513	9.55%	—	—	—

Total interest-bearing liabilities	5,957,307	134,285	4.55%	5,940,914	178,667	6.06%
Other	498,163			112,413

Total liabilities	6,455,470			6,053,327
Shareholders’ equity	872,877			741,721

Total liabilities and shareholders’ equity	$7,328,347			$6,795,048

Net interest spread			2.65%			2.70%

Net interest margin			3.13%			3.05%

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Three Months Ended June 30, 2002 vs 2001

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Securities	$5,206	$(6,610)	$(1,130)	$(2,534)
Loans held for sale	(16,771)	(6,835)	2,308	(21,298)
Loans held for investment	7,721	(10,955)	(1,402)	(4,636)
Investment in Federal Home Loan Bank stock and other	757	(493)	(239)	25

Total interest income	(3,087)	(24,893)	(463)	(28,443)
Interest expense
Interest-bearing deposits	17,072	(5,729)	(4,817)	6,526
Advances from Federal Home Loan Bank	4,896	(3,013)	(621)	1,262
Other borrowings	(30,735)	(15,918)	10,701	(35,952)
Trust preferred securities	2,757	—	—	2,757

Total interest expense	(6,010)	(24,660)	5,263	(25,407)

Net interest income	$2,923	$(233)	$(5,726)	$(3,036)

	Six Months Ended June 30, 2002 vs 2001

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Securities	$9,973	$(13,081)	$(2,103)	$(5,211)
Loans held for sale	(12,432)	(11,713)	1,662	(22,483)
Loans held for investment	16,627	(22,784)	(3,125)	(9,282)
Investment in Federal Home Loan Bank stock and other	1,741	(953)	(533)	255

Total interest income	15,909	(48,531)	(4,099)	(36,721)
Interest expense
Interest-bearing deposits	47,257	(10,131)	(13,766)	23,360
Advances from Federal Home Loan Bank	12,697	(7,421)	(2,041)	3,235
Other borrowings	(64,637)	(35,002)	23,149	(76,490)
Trust preferred securities	5,513	—	—	5,513

Total interest expense	830	(52,554)	7,342	(44,382)

Net interest income	$15,079	$4,023	$(11,441)	$7,661

Provision for Loan Losses

      The provision for loan losses was $3.6 million and $3.0 million for the three months ended June 30, 2002 and 2001, respectively, and $7.8 million and $12.0 million for the six months then ended. Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on our judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience. During the first quarter of 2001, management determined that it should bolster its reserves on one of our non-core portfolios, specifically, the home improvement portfolio, due to the losses inherent in this portfolio that we estimated at that time. Substantially all of this portfolio was sold in the fourth quarter of 2001, reducing the level of provisions required for this portfolio in the future. During the second quarter of 2002, $2.1 million of the $3.6 million provision was related to the Company’s core portfolio, and during the six months ended June 30, 2002, $4.3 million of the $7.8 million provision was related to the Company’s core portfolio. We believe our allowance for loan losses was adequate at June 30, 2002.

Other Income

      Other income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Gain on sale of loans	$71,280	$52,714	$148,746	$101,913
Service fee income	6,405	2,906	14,227	14,368
Gain (loss) on mortgage-backed securities, net	2,701	1,572	(4,287)	(915)
Fee and other income	12,680	13,413	26,289	24,360

Total other income	$93,066	$70,605	$184,975	$139,726

Gain on Sale of Loans

      The gain on sale of loans was $71.3 million for the three months ended June 30, 2002, up from $52.7 million for the same period in 2001, and was $148.7 million for the six months ended June 30, 2002, up from $101.9 million in the same period a year ago. During the three and six months ended June 30, 2002, $3.7 billion and $8.0 billion of loans were sold, respectively, compared to $2.9 billion and $5.5 billion during the same periods a year ago. The profit margin for the three and six months ended June 30, 2002 was 1.93% and 1.87%, respectively, compared to 1.83% and 1.85% a year ago. Although some of the increase in the gain on sale of loans, quarter over quarter, reflects a 10 basis point increase in the profit margin, most of the increase for the three and six month periods ending June 30, 2002 over the corresponding 2001 periods resulted from an increase in the aggregate principal amount of loans sold.

      In conjunction with our loan sale transactions, we retain certain assets from private-label securitizations and loan sales to the GSEs. The primary assets retained include mortgage servicing rights and, to a lesser degree, AAA-rated interest-only securities, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of the sale is recorded as a component of the gain on sale of loans. The calculation of the $71.3 million in gain on sale of loans earned during the three months ended June 30, 2002 included $72.0 million in fair value of retained assets.

      We have established a reserve for losses that arise in connection with loans that we are required to repurchase from loan sales based on standard representations and warranties made at the time of the sale or securitization or for payments to settle disputes related to these representations and warranties. During the quarter ended June 30, 2002, the gain on sale of loans was reduced by $2.4 million for provisions made to this secondary market reserve. See additional information below in “Financial Condition — Secondary Market Reserve.”

Service Fee Income

      Service fee income totaled $6.4 million for the three months ended June 30, 2002, compared to $2.9 million for the same period in 2001, and was $14.2 million for the six months ended June 30, 2002, compared to $14.4 million in the same period a year ago. Service fee income includes reinvestment income, prepayment and late fee income, net of compensating interest paid to borrowers and investors, and net hedging gains and losses. The $3.5 million increase in service fee income quarter over quarter was driven by a lower net valuation loss (valuation and hedges) for the three months ended June 30, 2002 compared to the same period in 2001.

      Service fee income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Gross service fee income	$25,908	$24,417	$51,988	$46,462
Amortization	(16,959)	(15,587)	(35,812)	(29,412)

Service fee income net of amortization	8,949	8,830	16,176	17,050
Valuation adjustments on mortgage servicing	(45,177)	15,207	(27,579)	4,135
Hedges on mortgage servicing rights	42,633	(21,131)	25,630	(6,817)

Net service fee income	$6,405	$2,906	$14,227	$14,368

Gain (Loss) on Mortgage-Backed Securities, Net

      We recorded a net gain on mortgage-backed securities of $2.7 million for the three months ended June 30, 2002, compared to a net gain of $1.6 million for the same period in 2001. For the six months ended June 30, 2002 and 2001, we recorded net losses on sales of mortgage-backed securities of $4.3 million and $0.9 million, respectively. The net gain (loss) on mortgage-backed securities consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Realized gain on available for sale (“AFS”) securities	$4,857	$4,003	$7,476	$5,178
Impairment on AFS securities	(1,931)	(3,831)	(2,431)	(7,000)
Unrealized loss on AAA-rated IO’s	(15,291)	32,435	(25,977)	32,196
Net gains on trading securities and other instruments used to hedge AAA-rated IO’s	15,066	(31,035)	16,645	(31,289)

Total gain (loss) on mortgage-backed securities, net	$2,701	$1,572	$(4,287)	$(915)

      Faster than projected actual short-term prepayment speeds on the AAA-rated interest-only securities, and a tightening of mortgage spreads relative to swap spreads, resulted in an underperformance of the assets and hedges during the first quarter of 2002. In response to the spread tightening, which resulted in reduced correlation between the assets and the related hedges, the Company sold securities to realize gains and increased its mix of AAA-rated principal-only securities and U.S. Treasury notes in the second quarter, which diversified our hedge position to mitigate basis risk. See further discussion in “Financial Condition — Mortgage-Backed Securities.”

Fee and Other Income

      Fee and other income decreased to $12.7 million for the three months ended June 30, 2002 from $13.4 million for the same period in 2001, and was $26.3 million for the six months ended June 30, 2002, up from $24.4 million in the same period a year ago. The 5% decrease quarter over quarter was mostly due to a decrease in table funding fees, and the 8% increase during the six months ended June 30, 2002, compared to the same period in 2001, was primarily a result of the increase in mortgage production volume in 2002 compared to 2001.

Total Other Expense

General

      Total other expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Salaries and related	$47,188	$41,249	$96,723	$77,998
General and administrative expenses	33,514	25,621	63,533	47,937
Amortization of goodwill and other intangible assets	280	935	579	1,895

Total other expense	$80,982	$67,805	$160,835	$127,830

      Salaries and related and general and administrative expenses increased during 2002 as the Company has built infrastructure and opened new locations to support its projections for continued growth in its operations. The Company has also made investments to (1) enhance and strengthen the quality controls and compliance structure to ensure continued improvement in asset quality and support the growth of higher risk products; (2) strengthen its technology platform; (3) expand its sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and pull-through of loan submissions, and (4) enhance its customer service response performance.

      During the three months ended June 30, 2002, amortization of intangible assets was $280 thousand, down from $517 thousand for the same period in 2001, and was $579 thousand for the six months ended June 30, 2002, compared to $1.1 million in the same period a year ago. In addition, during the quarter and six months ended June 30, 2001, goodwill amortization was $418 thousand and $835 thousand, respectively, whereas in 2002 there was no goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002, which mandated that goodwill no longer be amortized, but rather tested for impairment, annually. We did not recognize any impairment on our goodwill upon adoption of SFAS 142. Our core deposit intangible asset continues to be amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposit relationships acquired.

Income Taxes

      Income tax provisions of $23.1 million and $48.8 million for the three and six months ended June 30, 2002, represented an effective tax rate of 40.1% and 40.8%, respectively. Income taxes of $21.6 million and $39.5 million for the same periods in 2001 represented an effective tax rate of 41.6%.

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

Financial Condition

Mortgage-Backed and Other Securities

Overview

      Our securities portfolio consists of mortgage-backed securities and U.S. Treasury notes. All securities are recorded at fair value. The balances consisted of the following types of securities:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
AAA-rated and agency interest-only securities	$232,154	$211,104
AAA-rated principal-only securities	97,805	4,096
U.S. Treasury notes	301,642	—

Total trading securities	$631,601	$215,200

AAA-rated agency securities	$162,186	$89,752
AAA-rated non-agency securities	1,095,421	1,170,960
Other investment grade securities	33,300	40,042

Total investment grade mortgage-backed securities	1,290,907	1,300,754

Non-investment grade residual securities	67,992	43,123
Other non-investment grade securities	4,980	5,282

Total non-investment grade mortgage-backed securities	72,972	48,405

Total AFS securities	$1,363,879	$1,349,159

      During 2002, we had net purchases of $300 million and $130 million of U.S. Treasury notes and AAA-rated principal-only securities, respectively, as a component of our overall position to hedge the interest rate risk with AAA-rated and agency interest-only securities and mortgage servicing rights in our portfolio. The purchase of these securities allowed us to reduce and diversify our position in swap-based hedges, which we believe reduced the basis risk between swap and mortgage-based assets and hedges. The Company seeks to manage the effects of rising and falling interest rates through investing in financial instruments with contrasting sensitivities to interest rates. The U.S. Treasury notes and AAA-rated principal-only securities generate core interest income and serve to balance the overall interest rate sensitivity of our balance sheet.

AAA-Rated and Agency Interest-Only Securities and Residuals

      We evaluate the carrying value of our AAA-rated and agency interest-only securities and residual securities by discounting estimated net future cash flows. On these securities, estimated net future cash flows are primarily based on assumptions related to prepayment rates, in addition to expected credit loss assumptions on the residual securities.

      Adjustments to the carrying value of AAA-rated and agency interest-only and principal-only securities, which are classified as trading securities, are recorded as gain (loss) on mortgage-backed securities through the statement of earnings. Additionally, hedging gains and losses related to AAA-rated and agency interest-only securities are recorded through earnings with the corresponding fair value of the hedge reported in other assets or other liabilities. Adjustments to the carrying value of residual securities are recorded as a component of OCI in shareholders’ equity, except for other than temporary impairments, which are recorded as a component of gain (loss) on mortgage-backed securities through the statement of earnings. During the quarter ended June 30, 2002, the Company recorded $1.9 million of impairment on its prime and residual securities.

      The assumptions used to value AAA-rated and agency interest-only and residual securities at June 30, 2002 and December 31, 2001 follow:

	Actual						Valuation Assumptions

						Wtd.			Remaining
	Book	Collateral	Gross	Interest	3-Month	Avg.	Lifetime	Discount	Cumulative
	Value	Balance	WAC	Strip	CPR	Multiple	CPR	Yield	Loss Rate

	(Dollars in thousands)
June 30, 2002
AAA-rated and agency interest-only securities	$232,154	$13,961,170	7.70%	0.57%	38.4%	2.92	17.9%	9.5%	N/A

Prime residual securities	$38,810	$2,277,100	7.75%	1.63%	21.9%	1.07	18.7%	18.0%	0.9%
Sub-prime residual securities	29,182	2,014,057	10.06%	4.25%	33.0%	0.34	36.5%	27.7%	2.1%

Total residual securities	$67,992	$4,291,157	8.84%	2.86%	27.1%	0.73	27.1%	22.6%	1.6%

December 31, 2001
AAA-rated interest-only securities	$211,104	$8,943,350	7.55%	0.81%	31.9%	2.91	16.9%	11.6%	N/A

Prime residual securities	$16,887	$850,311	8.08%	1.98%	17.8%	1.00	20.7%	18.0%	0.8%
Sub-prime residual securities	26,236	1,995,668	10.28%	4.17%	32.5%	0.32	34.5%	28.3%	2.3%

Total residual securities	$43,123	$2,845,979	9.62%	3.52%	28.1%	0.52	30.4%	25.2%	2.0%

      The lifetime CPR represents the annualized constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For AAA-rated and agency interest-only securities, we project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn out of the pool of loans relative to expectations of future rates implied by the forward LIBOR/swap curve. The projected remaining cumulative loss rate for residuals represents the projected future cumulative credit losses as a percentage of the original collateral balance. The remaining cumulative loss rate assumption decreased to 1.6% at June 30, 2002 compared to 2.0% at December 31, 2001. This was driven by an increase in residuals collateralized by prime loans at June 30, 2002 compared to the balance collateralized by prime loans at December 31, 2001. Residuals that are collateralized by prime loans typically experience lower loss rates than those that are collateralized by subprime loans. Actual losses incurred through June 30, 2002 on all collateral underlying residual securities totaled 0.6% for a total lifetime loss estimate of 2.2%. We use internal loss estimation models to estimate such losses.

      The weighted average multiple for AAA-rated and agency interest-only and residual securities represents the book value divided by the product of collateral balance and interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the weighted average life of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. When comparing multiples, collateral type, coupon, loan age and the size of the interest strip must be considered.

      On June 30, 2002, the Company transferred $60.0 million of excess yield certificates from mortgage servicing rights to AAA-rated interest only securities. See further discussion below in “Mortgage Servicing Rights.”

Other Investment Grade and Non-Investment Grade Securities

      We estimate fair value for other investment grade and non-investment grade mortgage-backed securities based on market information when available or, if not available, by using discounted cash flow techniques using assumptions for credit losses, prepayment rates, and market yield requirements. For AAA-rated and agency mortgage-backed securities, we use an independent pricing service to substantiate value. Adjustments to the carrying value are recorded as a component of OCI in shareholders’ equity, except for other than temporary impairments, which are recorded as a component of gain (loss) on mortgage-backed securities through the statement of earnings.

      Information regarding other investment grade and non-investment grade mortgage-backed securities by credit rating as of June 30, 2002 and December 31, 2001 follows:

	Current	Discount
	Face	to Face	Amortized	Book
	Value	Value	Cost	Value

	(Dollars in thousands)
June 30, 2002
AA	$21,183	$(99)	$21,084	$21,195
A	2,367	(136)	2,231	2,315
BBB	8,161	(613)	7,548	7,676
BBB-	2,197	(186)	2,011	2,114

Total other investment grade mortgage-backed securities	$33,908	$(1,034)	$32,874	$33,300

B	$12,492	$(7,754)	$4,738	$4,899
D	3,222	(3,113)	109	81

Total other non-investment grade mortgage-backed securities	$15,714	$(10,867)	$4,847	$4,980

December 31, 2001
AA	$21,341	$(125)	$21,216	$21,103
A	2,382	(142)	2,240	2,307
BBB	14,605	(696)	13,909	14,037
BBB-	2,712	(194)	2,518	2,595

Total other investment grade mortgage-backed securities	$41,040	$(1,157)	$39,883	$40,042

BB	$12,676	$(7,831)	$4,845	$4,845
CCC	11,061	(10,624)	437	437

Total other non-investment grade mortgage-backed securities	$23,737	$(18,455)	$5,282	$5,282

      A substantial portion of our other investment grade and non-investment grade mortgage-backed securities were retained from our prime-quality private-label security issuances.

Loans Receivable

      Total loans receivable, exclusive of the allowance for loan losses, decreased to $4.6 billion at June 30, 2002, from $5.1 billion at December 31, 2001. The decrease in loan balances corresponds with our overall strategy to sell the majority of the mortgage loans that we acquire within a short period after origination. During the second quarter of 2002, mortgage loans held for sale were held for 40 days prior to sale on average. The average length of time a mortgage loan was held in inventory during the year ended December 31, 2001 was approximately 60 days.

      It is management’s expectation that interest rates may rise over the next twelve to twenty-four months, and therefore action was taken during the second quarter of 2002 to reposition the loans held for investment portfolio. During the quarter, the Investment Portfolio group purchased $685.1 million of primarily adjustable rate mortgages, and reclassified $710.8 million of predominately fixed-rate products to the held for sale portfolio. Included in this amount were $143.0 million of consumer lot loans, substantially all of which were subsequently securitized and sold, and $172.6 million of home equity lines of credit, which we intend to securitize before December 31, 2002. These securitizations represent new sources of liquidity for IndyMac, but we do not currently have sufficient volume to execute securitizations in these products on a quarterly or more frequent basis. Embedded in the net transfer balance of $710.8 million was a basis adjustment totaling $3.2 million related to the credit risk associated with these loans. The $3.2 million was reclassified out of the allowance for loan losses.

Asset Quality

      Non-performing assets include non-performing loans and foreclosed assets. Loans are generally placed on non-accrual status when they are 90 days past due. The balance of our foreclosed assets, defined as properties acquired in foreclosure or by deed in lieu of foreclosure, are recorded at estimated net realizable value. We recognized net gains on sale of foreclosed assets of $578 thousand and $1.2 million during the three and six months ended June 30, 2002, respectively.

      A summary of our non-performing assets follows:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Loans held for investment
Portfolio loans
Mortgage loans	$31,093	$28,868
Residential construction	22,789	28,069

Total portfolio loans	53,882	56,937
Discontinued product lines	11,669	15,894
Loans held for sale	10,889	24,036

Total non-performing loans	76,440	96,867
Foreclosed assets	21,569	19,372

Total non-performing assets	$98,009	$116,239

Total non-performing assets to total assets	1.32%	1.55%

      The average recorded book value of non-performing loans during the three months ended June 30, 2002 was approximately $94.4 million.

Allowance for Loan Losses

      Following is a rollforward of the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Balance, beginning of period	$56,902	$65,113	$57,700	$58,962
Provision for loan losses	3,568	3,026	7,754	12,026
Portfolio Loans:
Charge-offs net of recoveries:
Mortgage loans	(971)	(960)	(1,743)	(1,123)
Residential construction	(102)	(1,201)	(1,075)	(1,805)

Charge-offs net of recoveries — Portfolio Loans	(1,073)	(2,161)	(2,818)	(2,928)
Discontinued Product Lines:
Charge-offs net of recoveries	(3,261)	(1,962)	(6,500)	(4,044)
Transfer to held for sale portfolio basis	(3,158)	—	(3,158)	—

Balance, end of period	$52,978	$64,016	$52,978	$64,016

      The decrease in the allowance for loan losses of $11.0 million from June 30, 2001 to June 30, 2002 was primarily due to the sale of a majority of the home improvement loans during the fourth quarter of 2001. At the time of sale, $8.3 million of the allowance for loan losses was charged off. Additionally, the Company recognized $4.6 million in charge-offs during the first six months of 2002 related to the manufactured housing portfolio. The home improvement and manufactured housing portfolios are included in the Company’s discontinued product lines.

      Provision for loan losses has exceeded net charge-offs on the Company’s core portfolio during the 12 months ended June 30, 2002. With respect to loans held for investment in IndyMac’s core businesses, loan loss reserves at June 30, 2002 were $40.1 million, or 1.5% of loan balances. Charge-offs on these core portfolios during the second quarter of 2002 were $1.1 million, or $4.3 million on an annualized basis. While charge-offs were lower during the second quarter than in the first quarter of 2002, the Company reallocated $4.9 million of general reserves to specific reserves on its portfolio of builder construction loans based on specific issues with respect to two loans in this portfolio. These specific reserve allocations are considered charge-offs for regulatory purposes, but for GAAP purposes will likely be reflected in charge-offs later this year and, as a result, annual charge-offs in the core portfolio for 2002 are expected to remain consistent with annual charge-offs of $7.6 million in the core portfolio in 2001.

      The following table sets forth the allocation of our allowance for loan losses and the percentage that the allowance allocated to each category represents of the total allowance at the dates indicated.

	June 30, 2002		December 31, 2001

		% of Total		% of Total
	Balance	Allowance	Balance	Allowance

	(Dollars in thousands)
Portfolio Loans:
Mortgage loans	$13,747	26%	$16,201	28%
Residential construction	25,293	48%	24,512	42%
Income property	1,058	2%	1,058	2%

Total portfolio loans	40,098	76%	41,771	72%
Discontinued Product Lines	12,880	24%	15,929	28%

Total allowance for loan losses	$52,978	100%	$57,700	100%

      Allocation of the allowance is only an analytical tool as the allowance is available for losses in the entire portfolio.

      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of our allowance for loan losses is also subject to review by our federal regulators, the OTS and the FDIC. These agencies may require that our allowance for loan losses be increased based on their evaluation of the information available to them at the time of their regular or special examination of the Bank.

Secondary Market Reserve

      In addition to the allowance for loan losses, the Company maintains a secondary market reserve for credit losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. This reserve has two components: a reserve for repurchases arising from representation and warranty claims, and a reserve for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. We can be required to repurchase loans from investors when they claim that our loan sales contain individual loans that are not in conformity with the representations and warranties we make at the time of sale. Investors have increased their scrutiny of defaulted loans and are aggressively requiring repurchase. We have made significant investments in our post-production quality control processes to identify potential systemic issues that could cause repurchases. We believe that these efforts have improved our production quality. However, increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain consistent or even increase. Since inception in 1993, the Company has repurchased only a very small amount of loans from its securitization trusts, or “SPEs.” Inception-to-date, we have repurchased $29.4 million from GSE sales, $14.3 million of loans from whole loan sales, and $4.2 million from securitization trusts related to standard representation and warranty claims. These balances represent 0.16%, 0.11%, and 0.01% of total GSE, whole loan, and securitization sales, respectively, inception-to-date.

      The calculation of the secondary market reserve is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels. The balance in the secondary market reserve was $31.7 million at December 31, 2001. During the first six months of 2002, we provided $5.1 million for future losses, which was offset by $6.3 million for claims reimbursements and estimated losses on loan repurchases. This activity resulted in an ending balance in the secondary market reserve at June 30, 2002 of $30.5 million. This balance is included on the consolidated balance sheet as a component of other liabilities. Of the balance, $6.9 million represents reserves for probable loan repurchases, and $23.6 million represents reserves to cover probable adverse claims from or settlements with investors and vendors. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserve is adequate. The Company will continue to evaluate the adequacy of the entire secondary market reserve and likely will continue to allocate a portion of its gain on sale proceeds to this reserve going forward.

Mortgage Servicing Rights

      Mortgage servicing rights totaled $316.8 million as of June 30, 2002 and $321.3 million as of December 31, 2001. The mortgage servicing rights balance increased $124.9 million due to retaining servicing from securitizations and sales to GSEs during the six months ended June 30, 2002. This increase was offset by amortization and valuation adjustments, as well as the transfer of $60.0 million in mortgage servicing rights to AAA-rated interest-only securities. At the end of the second quarter, IndyMac modified its agreement with one of the GSEs, bifurcating the fee the Company retains to service loans sold to the GSE. Previously, the entire contractual servicing fee was capitalized on the balance sheet as mortgage servicing rights. Under the new agreement, the contractual servicing fee is separated into a reduced servicing fee of 25 basis points (the base servicing fee) and an excess yield certificate/ agency interest-only security for amounts above the base servicing fee. The base servicing fee continues to be capitalized as mortgage servicing rights, while the excess yield certificate is now included in trading securities and accounted for in a manner similar to the AAA-rated interest-only securities. The cash flows from the excess yield certificate are not dependent upon the continued

servicing of the underlying loans by IndyMac. At June 30, 2002, the excess yield certificate was valued at $63.7 million. The increase in value was due to a decrease in the discount rate assumption as the excess yield certificate requires less regulatory capital than mortgage servicing rights.

      The assumptions used to value mortgage servicing rights at June 30, 2002 and December 31, 2001 follow:

	Actual						Valuation
							Assumptions
						Wtd.
	Book	Collateral	Gross	Servicing	3-Month	Avg.	Lifetime	Discount
	Value	Balance	WAC	Fee	CPR	Multiple	CPR	Yield

	(Dollars in thousands)
June 30, 2002
Master servicing	$21,904	$7,096,725	8.30%	0.10%	41.4%	3.18	18.3%	13.0%

Primary servicing	294,875	$23,697,804	7.92%	0.34%	28.1%	3.69	18.4%	10.7%

Total mortgage servicing rights	$316,779

December 31, 2001
Master servicing	$27,218	$9,581,919	8.36%	0.10%	40.9%	2.84	18.8%	17.3%

Primary servicing	294,098	$19,889,540	8.28%	0.45%	29.2%	3.28	19.9%	12.6%

Total mortgage servicing rights	$321,316

      The lifetime CPR represents the annualized constant prepayment rate we estimate for the remaining life of the collateral supporting the asset. We project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn out of the pool of loans relative to expectations of future rates implied by the forward LIBOR/ swap curve.

      The weighted average multiple represents the book value divided by the product of collateral balance and servicing fee. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the weighted average life of the discounted cash flows. The marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. When comparing multiples, collateral type, coupon, loan age and the amount of the servicing fee must be considered. Transferring the excess yield certificate to securities and the overall drop in market rates resulted in a lower discount rate assumption on the primary servicing asset at June 30, 2002 compared to December 31, 2001. This offset the decrease the transfer had to the servicing fee, resulting in an increase in the weighted average multiple on primary servicing rights at June 30, 2002 compared to December 31, 2001.

Liquidity and Capital Resources

Overview

      At June 30, 2002, we had operating liquidity of $1.1 billion and a leverage (debt to equity) ratio of 7 to 1. Operating liquidity is defined as unpledged liquid assets on hand plus borrowing availability under committed lines of credit subject to the availability of eligible assets for pledge as collateral. Under prior regulations, Federal thrift institutions were required to maintain a specified ratio of cash and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. As a result of statutory and regulatory changes, IndyMac Bank, F.S.B. (the “Bank”) is not currently required to maintain an average daily liquidity balance at levels prescribed by the OTS, but we continue to be subject to the requirement that we maintain sufficient liquidity to ensure our safe and sound operation. The previously defined regulatory liquidity base was the previous quarter’s average daily balance of deposits and borrowings maturing within 12 months. Our policy is to maintain liquid assets at least equal to 3% of the liquidity base. We currently believe that our liquidity level is adequate based upon our current activities and is consistent with the safe and sound operation of the Bank. While there can be no guarantees, and subject to the matters discussed below, we are not aware of any trends, demands, commitments or uncertainties that are reasonably likely to cause a material decrease in liquidity in the foreseeable future.

Principal Sources of Cash

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, mortgage-backed securities and mortgage servicing rights. Our primary sources of funds used to meet these financing needs include loan sales and securitizations, deposits, advances from the FHLB, borrowings and capital. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital.

Loan Sales and Securitizations

      Our business model relies heavily upon selling the substantial majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. We sold approximately 55% of our loans to the GSEs during the quarter ended June 30, 2002. If this sales channel were disrupted, our liquidity would be negatively impacted. During the six months ended June 30, 2002, loans were held in our held for sale portfolio for 42 days on average, compared to 71 days on average during the six months ended June 30, 2001.

Deposits

      Consistent with our funding needs, we solicit short-term deposits and, to a lesser degree, long-term deposits from the general public and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificates of deposit accounts and individual retirement accounts. Deposits totaled $2.8 billion at June 30, 2002 and $3.2 billion at December 31, 2001.

      Included in deposits at June 30, 2002 and December 31, 2001 were custodial accounts, primarily related to our GSE servicing portfolio, totaling $252.9 million and $178.3 million, respectively.

Advances from Federal Home Loan Bank

      The FHLB system functions in a reserve capacity for savings institutions. As a member of the FHLB, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, generally on a secured basis, in amounts determined by reference to available collateral. FHLB stock, one-to-four family mortgage loans and AAA-rated agency mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. The Bank has been pre-approved for advances up to $2.1 billion, of which $2.0 billion were outstanding at June 30, 2002. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchase of IndyMac Bancorp stock under its share repurchase program (see below). The balance of trust preferred securities at December 31, 2001 was reclassified from mezzanine debt to liabilities to conform to the current period presentation.

Other Borrowings

      Other borrowings primarily consist of loans and securities sold under committed agreements to repurchase, syndicated bank lines, a commercial paper conduit and senior unsecured notes. Other borrowings increased to $1.3 billion at June 30, 2002, from $1.1 billion at December 31, 2001. The increase of $0.2 billion was used primarily to fund the purchase of U.S. Treasury notes in the second quarter of 2002.

      As of June 30, 2002, we had $3.7 billion in committed financing. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, changes in our credit rating, industry and market trends in our various businesses, the general availability and rates applicable to financing and investments, these lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. Due to the availability of deposits and FHLB advances, we are reducing our unused committed financing facilities in order to reduce the amount of commitment fees we pay.

Principal Uses of Cash

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities.

      Our most significant use of cash is for the acquisition of mortgage loans. During the six months ended June 30, 2002, we acquired $8.0 billion of mortgage loans, compared to $7.2 billion during the six months ended June 30, 2001. Purchases of mortgage securities available for sale required cash resources of $561 million and $553 million during the six months ended June 30, 2002 and 2001, respectively. Purchases of mortgage securities held for trading utilized $453 million in cash during the six months ended June 30, 2002, whereas, we did not purchase any trading securities in the same period of 2001.

Cash Flows from Operating, Investing and Financing Activities

      As presented in the consolidated statements of cash flows, we had a net decrease in cash and cash equivalents of $44.4 million during the six months ended June 30, 2002, compared to a net decrease in cash and cash equivalents of $26.1 million during the same period in 2001.

Operating Activities

      Net cash provided by operating activities totaled $0.4 billion for the six months ended June 30, 2002, as opposed to the net cash used in operating activities of $1.5 billion for the same period in 2001, an increase of $1.9 billion. This increase in cash provided by operating activities resulted from our secondary marketing operations. Since we are a mortgage banker, our loan purchases and sales are considered operating activities. Sales of, and payments from, mortgage loans held for sale exceeded the purchases and originations of these loans by $0.7 billion in 2002, as opposed to the reverse in 2001 — loan purchases and originations exceeded sales and payments by $1.5 billion. There is generally a liquid market for the sale or financing of the types of loans we hold for sale. Our actual operating cash needs for growth in loans held for sale is limited to the portion of loans which we cannot obtain financing. This amount is typically 2% to 5% of the loan balance. This increase in cash was partially offset by the $453 million in purchases of the trading securities discussed above.

Investing Activities

      Net cash used in investing activities was $248.1 million for the six months ended June 30, 2002, compared to $89.5 million in 2001, an increase in the use of cash of $158.6 million. This was primarily due to the increase in net purchase activity of mortgage loans held for investment of $618.3 million offset by an increase in the net sales activity of mortgage securities available for sale of $226.1 million and a net decrease in cash used by construction loan activity totaling $216.1 million during the six months ended June 30, 2002, compared to the same period in 2001.

Financing Activities

      Net cash used in financing activities was $0.2 billion for the six months ended June 30, 2002, compared to the net cash provided by financing activities of $1.6 billion for the same period in 2001, a decrease in cash of

$1.8 billion. The Company used the cash received from the sale of its mortgage loans and mortgage securities to pay down its borrowings in 2002, whereas in 2001 the Company was increasing its investment in loans and securities, and funded those acquisitions with additional borrowings.

Regulatory Capital Requirements

      The Bank is subject to various regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of the acquisition of SGV Bancorp, Inc. in July 2000, the OTS mandated that the Bank hold Tier 1 (core) capital at 8% of adjusted assets for three years following the consummation of the transaction and maintain a risk-based capital position of 10% of risk-weighted assets. Additionally, Tier 1 risk-based capital (core capital plus supplementary capital less allowance for loan losses) must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations and also meets the additional requirements of the OTS approval condition.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a subprime lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. The OTS has accepted IndyMac Bank’s approach to conform to this guidance, which we report in an addendum to our Thrift Financial Report.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as well-capitalized at June 30, 2002.

	As Reported	Adjusted for		IndyMac
	Pre-Subprime	Additional Subprime	Well-Capitalized	Required Capital
	Risk-Weighting	Risk-Weighting	Minimum	First 3 years

Capital Ratios:
Tangible	10.26%	10.26%	2.00%	2.00%
Tier 1 core	10.26%	10.26%	5.00%	8.00%
Tier 1 risk-based	15.25%	14.31%	6.00%	6.00%
Total risk-based	16.09%	15.10%	10.00%	10.00%

      The ratios above do not include $132 million of unleveraged and unencumbered capital at IndyMac Bancorp. Including the excess capital held by the Bank, we had $298 million of total excess capital at June 30, 2002.

      We believe that, under current regulations, the Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. However, the Bank’s regulatory capital compliance could be impacted by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in the Bank’s mix of assets, interest rate fluctuations or significant changes in the economy in areas where the Bank has most of its loans. Any of these factors could cause our actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of the Bank to meet its future minimum capital requirements.

Share Repurchase Activity

      The Company repurchased 1.5 million shares during the second quarter of 2002 at an average price of $23.74 per share, for a total investment of $36.5 million during the quarter. Only 8,665 shares were repurchased during the first quarter of 2002. At its July 23, 2002 Board meeting, the Board of Directors authorized an additional $100 million for share repurchases. The Company plans to continue to repurchase shares from time to time at prevailing market prices.

CANCELLATION OF CHIEF EXECUTIVE OFFICER STOCK OPTION

      The Company’s Chief Executive Officer, Mr. Perry, is employed with the Company under a five-year employment agreement (“Employment Agreement”). Pursuant to the Employment Agreement, Mr. Perry was granted ten-year options to purchase 1,500,000 shares of IndyMac common stock at an exercise price equal to the fair market value of IndyMac’s common stock on the grant date. One of the options, to purchase 1,000,000 shares of IndyMac common stock, vests in five equal installments commencing May 1, 2003 and thereafter on December 31, 2003, 2004, 2005 and 2006, and the other option, to purchase 500,000 shares of IndyMac common stock, was to vest on May 1, 2009 (the seventh anniversary of the date of grant), or in increments upon the earlier attainment of specified share price levels for IndyMac common stock.

      Without any encouragement from IndyMac’s Board of Directors and solely upon his own initiative, Mr. Perry asked the Management Development and Compensation Committee of the Board of Directors to cancel the option to purchase 500,000 shares of IndyMac common stock, and Mr. Perry and IndyMac have entered into an Option Cancellation Agreement, dated August 8, 2002. The shares underlying the cancelled option will be available for grants of options or other stock awards to other officers and employees in the future. Neither the Employment Agreement nor the Option Cancellation Agreement provide for any additional stock option grants or any compensation in lieu of the cancelled option.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      In general, market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, including fluctuations in short and long term interest rates. An additional risk is the early prepayment of loans held for investment, mortgage-backed securities and mortgage loans underlying our mortgage servicing rights, AAA-rated and agency interest-only securities and residuals. We do not have any exposure to foreign currency exchange rates. Our Investment Portfolio group is responsible for the management of interest rate and prepayment risks subject to policies and procedures established by our management level Asset and Liability Committee (“ALCO”) and board of directors level ALCO. See KEY OPERATING RISKS in Management’s Discussion and Analysis of Financial Condition and Results of Operations located earlier in this Form 10-Q, and in the Company’s annual report filed on Form 10-K for the year ended December 31, 2001 for further discussion of risks.

Hedging Activities

      We utilize a variety of means to manage interest rate risk. On a macro basis, we invest in mortgage servicing rights and AAA-rated and agency interest-only securities, the fair market values of which tend to increase as market interest rates rise, to hedge potential decreases in production volumes and gain on sale of loans due to increases in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with forward commitments to sell a Fannie Mae or Freddie Mac security of comparable maturity and weighted average interest rate. To hedge our investments in AAA-rated and agency interest-only securities and mortgage servicing rights, we use several strategies, including investing in AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans held for investment and mortgage-backed securities. In connection with all of the above strategies, we use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

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

      The following table sets forth our estimate of the impact of an instantaneous and sustained parallel shift in the LIBOR/swap curve of 50 and 100 basis points, or .50% and 1.0%, respectively, all else being constant, on net earnings and OCI as of June 30, 2002 and December 31, 2001:

	Effect of Change in Interest Rates

	Decrease		Increase

	100 bp	50 bp	50 bp	100 bp

	(Dollars in thousands)
As of June 30, 2002:
Net earnings	$(998)	$(1,281)	$1,085	$1,082
Other comprehensive income (loss)	(4,818)	(530)	(3,045)	(8,198)

Total comprehensive income (loss)	$(5,816)	$(1,811)	$(1,960)	$(7,116)

As of December 31, 2001:
Net earnings	$9,302	$714	$332	$311
Other comprehensive income (loss)	12,758	7,363	(8,636)	(18,105)

Total comprehensive income (loss)	$22,060	$8,077	$(8,304)	$(17,794)

      The decreases in OCI associated with increases of 50 and 100 basis points in interest rates do not reflect the mitigating effect fixed rate FHLB advances and term deposits would be expected to have on spread income if rates were to rise. The decrease in OCI associated with the decrease of 50 and 100 basis points in interest rates reflects the increase in swaps used in connection with funding our Investment Portfolio Group’s assets. The Company expanded its investment in swaps during 2002 to further mitigate interest rate risk, should interest rates rise.

      The assumptions inherent in our interest rate shock models include valuation changes in an instantaneous and parallel rate shock and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury, LIBOR/swap curve and mortgages. In addition, the sensitivity analyses described in the prior paragraphs are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from a decrease in interest rates. Furthermore, the above analysis does not reflect the economic impact of a change in rates on our interest-bearing liabilities. An increase in rates would result in a decrease in the liability amounts. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.

      ALCO monitors our hedging activities to ensure that the value of hedges, their correlation to the balance sheet item being hedged, and the amounts being hedged, continue to provide effective protection against interest rate risk. While there can be no assurances that our interest rate management strategies will be effective, we believe we have adequate internal controls to monitor and manage our interest rate risk within reasonable levels.

PART II

Item 4.     Submission of Matters to a Vote of Security Holders

      At the annual meeting of IndyMac Bancorp’s shareholders held on April 24, 2002, the shareholders voted to elect IndyMac Bancorp’s directors. The votes cast in this regard were as follows:

	Shares For	Shares Withheld

David S. Loeb	54,592,884	812,112
Michael W. Perry	54,609,433	795,563
Lyle E. Gramley	54,599,869	805,127
Hugh M. Grant	54,596,903	808,093
Patrick C. Haden	54,606,980	798,015
Robert L. Hunt II	54,580,118	824,878
Frederick J. Napolitano	54,594,368	810,628
James R. Ukropina	54,588,407	816,589

      In addition, the shareholders voted to approve the 2002 Incentive Plan. The votes cast in this regard were as follows:

	No. of	% of
	Votes Cast	Votes Cast

For	32,878,686	59%
Against	22,215,366	40%
Abstain	310,944	1%
Broker Non-Vote	0	0%

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

4.1	2000 Stock Incentive Plan, as amended.
4.2	2002 Incentive Plan (incorporated by reference to Exhibit 99.1 to IndyMac Bancorp’s Form S-8 Registration Statement (No. 333-97339) filed with the SEC on July 30, 2002).
10.1	First Amendment to Employment Agreement dated April 24, 2002 between IndyMac Bancorp and Michael W. Perry.
10.2	Amended and Restated Employment Agreement dated July 23, 2002 between IndyMac Bancorp and Michael W. Perry.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company filed a report on Form 8-K on August 8, 2002. Items included: Item 5. Other Events regarding the Cancellation of Chief Executive Officer Stock Option.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 13, 2002 for the six months ended June 30, 2002.

INDYMAC BANCORP, INC.

By:	/s/ MICHAEL W. PERRY

Michael W. Perry
Vice Chairman of the Board of Directors and
Chief Executive Officer

By:	/s/ SCOTT KEYS

Scott Keys
Executive Vice President and
Chief Financial Officer