Form 10-Q
period 2002-09-30
INDYMAC BANCORP INC
filed 2002-10-31
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8972

IndyMac Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 North Lake Avenue,	91101-7211
Pasadena, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

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

Common stock outstanding as of October 18, 2002: 55,216,225 shares

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Highlights for the Quarter
Loan Production and Sales
Construction Lending
Investment Portfolio Activities
Overall Interest Rate Risk Management
Credit Risk and Reserves
Operating Expenses
Share Repurchase Activities
Future Outlook
Cumulative Effect of a Change in Accounting Principle
Liquidity and Capital Resources
Principal Sources of Cash
Principal Uses of Cash
Accumulated Other Comprehensive Income
Regulatory Capital Requirements
Business Model
Key Operating Risks
Critical Accounting Policies
Item 3. Quantitative and Qualitative Disclosure About Market Risk
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.2
EXHIBIT 99.1
EXHIBIT 99.2

INDYMAC BANCORP, INC.

FORM 10-Q QUARTERLY REPORT

For the Period Ended September 30, 2002

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

      References to “IndyMac Bancorp” or “the Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. The following discussion is intended to address the Company’s financial condition and results of operations for the quarter and nine months ended September 30, 2002. For further information on the Company’s business model and risk profile, see discussion commencing on page 29, “Business Model.”

     Highlights for the Quarter

      Highlights for the quarter and nine months ended September 30, 2002 were as follows (our quarterly financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) can be found beginning on page 33):

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2002	2001	2002	2002	2001

	(Dollars in millions, except per share data)
Income statement
Net revenues	$151	$133	$139	$431	$356
Net recurring earnings(1)	$37	$34	$35	$108	$90
Recurring earnings per share on a diluted basis(1)	$0.64	$0.55	$0.56	$1.78	$1.42
Return on average equity(2)	17.24%	18.19%	15.74%	16.62%	16.24%
Return on average assets(2)	1.82%	1.81%	1.93%	1.90%	1.72%
Efficiency ratio(3)	58%	53%	57%	57%	54%
Capital used to generate a dollar of net revenue(4)	$1.40	$1.36	$1.55	$1.47	$1.50
Capital adjusted efficiency ratio(5)	81%	72%	88%	84%	80%
Balance sheet (period end)
Total assets	$7,893	$7,049	$7,435	$7,893	$7,049
Total equity	$838	$773	$892	$838	$773
Debt to equity ratio	8.4:1	8.1:1	7.3:1	8.4:1	8.1:1
Book value per share	$14.97	$12.73	$15.06	$14.97	$12.73
Shares repurchased during the period (000’s)	3,468	—	1,537	5,013	2,802
Average repurchase price per share	$21.33	—	$23.74	$22.08	$23.67
Remaining share repurchase authorization	$83
Core capital ratio(6)	10.15%	9.22%	10.26%	10.15%	9.22%
Risk-based capital ratio(6)	15.80%	12.96%	15.10%	15.80%	12.96%
Loan production(7)	$5,312	$4,643	$4,790	$14,304	$12,846
Loans sold	$4,474	$4,525	$3,707	$12,447	$10,045
Gain on sale of loans	1.73%	1.32%	1.93%	1.82%	1.60%

(1)	Net recurring earnings and EPS primarily exclude a cumulative change in accounting principle of $10.2 million or $0.16 per share in 2001.

(2)	Using recurring earnings, which excludes the impact of the cumulative change in accounting principle in 2001.

(3)	Defined as non-interest expenses, excluding amortization of goodwill and other intangible assets, divided by net interest income and other income.

(4)	Average equity divided by net interest income and other income.

(5)	Efficiency ratio multiplied by the capital required to generate a dollar of net revenue.

(6)	IndyMac Bank, F.S.B. (excludes excess capital at holding company).

(7)	Includes newly originated commitments on construction loans.

      The Company reported an increase of 16% in earnings per share for the third quarter of 2002 in comparison to the third quarter of 2001 as a result of an increase of 14% in net revenues and a 7% reduction in average diluted shares outstanding due to the share repurchase program, offset by a 21% increase in expenses. Return on equity (“ROE”) of 17.2% decreased from 18.2% during the third quarter of 2001 due principally to the substantial excess capital carried during the quarter. Excess regulatory capital averaged approximately $218 million throughout the third quarter of 2002, compared to an average of approximately $89 million during the third quarter of 2001. We define excess capital as capital held in IndyMac Bank, F.S.B. (“the Bank”) in excess of regulatory requirements for “well-capitalized” institutions plus unencumbered cash at the Parent Company. Reducing average equity for average capital held during the period, and reducing earnings for interest expense on borrowings obtained to replace excess capital, we estimate that our ROE would have been 25% in the third quarter of 2002, compared to 21% in 2001, had we not carried the excess capital during those periods. The Company has excess capital as a result of growth in retained earnings and the Parent Company’s offering of trust preferred securities and warrants during the fourth quarter of 2001. Current plans for deployment of capital include growth in the Company’s core mortgage banking operations, investment portfolio growth and repurchases of the Company’s shares.

      For the first nine months of 2002, IndyMac reported an increase of 25% in earnings per share (before the cumulative effect of a change in accounting principle that reduced 2001 earnings) over the first nine months of 2001 with a 21% growth in net revenues and a 4% reduction in average diluted shares outstanding, offset by a 24% increase in expenses. Return on equity for the nine months of 16.6% improved over the 16.2% return on equity in the first nine months of 2001. Including the impact of the cumulative effect of a change in accounting principle in 2001, earnings per share increased 41% during the nine months ended September 30, 2002 compared to the same period in 2001.

      “IndyMac’s earnings per share and mortgage loan production were at record levels in the third quarter of this year, helped by historically low interest rates triggering record industry production. The key to achieving strong results this quarter was the exemplary performance by our investment portfolio group in effectively managing the interest rate risk inherent in our mortgage servicing and servicing related assets. Impairment on our servicing related assets of $118.0 million during the third quarter of 2002 due to accelerated prepayments was offset by $118.6 million in hedge gains,” commented Michael W. Perry, IndyMac’s Chief Executive Officer. “The mortgage industry is a complex industry in that it has a lot of moving parts. The companies that succeed in this industry will be the ones that can effectively manage risks throughout the cycles both in falling interest rates and in rising interest rates. I am pleased with our performance this quarter and proud of the tremendous effort put forth by our employees across the organization.

      “Looking forward to 2003, the Mortgage Banker’s Association has forecast a relatively smooth transition year with a decline of 27% in industry-wide loan volumes from $2.4 trillion to $1.8 trillion. We cannot wait to get past the current refinance boom environment so that we can demonstrate our belief that, over the long term, we can continue to grow our business successfully and profitably in a more normal mortgage lending environment,” continued Mr. Perry. “While it is difficult to forecast with precision, we have run multiple scenarios of what our projected results will be for next year assuming the 27% industry decline. These projections include production volumes ranging from a decline of 15% to an increase of 10%, with mortgage banking profit margins ranging from flat to down 15% from current levels. Other factors taken into account are expected improvement in our net interest margin, improved servicing fee income as interest rates begin to return to more normal levels as indicated by the current forward curve, balance sheet growth, and share repurchases. These projections range from flat relative to the current year projected earnings per share of $2.40 to an increase of 15% to $2.75 per share. As the market normalizes we will begin to refine these projections. Bottom line, we feel very good about our business model, our ability to navigate successfully through the market transition and our ability to grow earnings per share over the long-term at our projected 15% annual growth rate,” concluded Mr. Perry.

Revenues

      IndyMac’s revenues are derived from its core focus on single-family residential lending, and are diversified among its mortgage banking operations and investment portfolio activities. Mortgage banking operations are characterized by high asset turn (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking operations include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investment portfolio activities consist primarily of investments in single-family residential loans, also referred to as SFRs, mortgage securities and mortgage servicing rights, also referred to as MSRs. IndyMac also provides loans to subdivision developers to construct single-family residential homes. The portfolio activities tend to provide a more stable source of revenues, comprised primarily of net interest income and servicing fees. The increase in net revenues during the third quarter was primarily the result of increased mortgage banking revenues resulting from the historically low interest rate environment, which led to record refinance activity and mortgage production volume.

     Loan Production and Sales

      During the third quarter of 2002, the Company produced $5.3 billion of loans, which was a 14% increase over the $4.6 billion of loans produced during the third quarter of 2001. Total production by product type and channel was as follows:

	Three Months Ended

	September 30,	September 30,	Variance	June 30,	Variance
	2002	2001	Percent	2002	Percent

	(Dollars in millions)
Volume by Product
Prime(1)
Agency conforming	$902	$608	48%	$738	22%
Alt-A and jumbo	3,365	3,144	7%	2,924	15%
Government — FHA/ VA	33	35	(6)%	48	(31)%
Subprime(1)	380	295	29%	392	(3)%
Home Equity Lines Of Credit(2)	119	24	396%	82	45%
Consumer construction(2)	409	335	22%	416	(2)%

Subtotal mortgage production	5,208	4,441	17%	4,600	13%
Subdivision construction commitments	104	202	(49)%	190	(45)%

Total production volume	$5,312	$4,643	14%	$4,790	11%

Mortgage Production — Volume by Channel
B2B	$4,069	$3,860	5%	$3,893	5%
B2C	975	503	94%	600	63%
B2R	138	78	77%	92	50%
Homebuilder Division	26	—	nm	15	73%

Total mortgage production	$5,208	$4,441	17%	$4,600	13%

Mortgage — Web-based production
B2B	$3,436	$3,408	1%	$2,826	22%
B2C	319	211	51%	209	53%
B2R	138	77	79%	91	52%
Homebuilder Division	25	—	nm	15	67%

Total web-based production	$3,918	$3,696	6%	$3,141	25%

	Three Months Ended

	September 30,	September 30,	Variance	June 30,	Variance
	2002	2001	Percent	2002	Percent

	(Dollars in millions)
Refinances as a % of total fundings:
B2B	66%	53%	24%	59%	12%
B2C	90%	86%	5%	85%	6%
B2R	56%	46%	22%	45%	24%
Total refinanced loans as a % of total prime and subprime fundings	70%	57%	24%	63%	12%
Cash-out refinanced loans as a % of total refinanced loans	55%	63%	(13)%	59%	(7)%
Mortgage Pipeline at period end	$5,011	$3,925	28%	$3,722	35%

	Nine Months Ended

	September 30,
			Variance
	2002	2001	Percent

Volume by Channel
B2B	$11,334	$10,378	9%
B2C	2,165	1,518	43%
B2R	323	184	76%
Homebuilder Division	45	—	nm

Subtotal mortgage production	13,867	12,080	15%
Subdivision construction commitments	437	766	(43)%

Total production volume	$14,304	$12,846	11%

(1)	Fundings

(2)	New commitments

      The Company sold $4.5 billion of loans during each of the third quarters of 2002 and 2001. The gain on sale increased 29% in the third quarter of 2002 to $77.3 million, from $59.9 million in the third quarter of 2001. The increase in the gain was a result of an increase in the profit margin on loan sales to 1.73% in the third quarter of 2002 from 1.32% in the third quarter of 2001. The increase in profit margin was primarily related to the mix of loan products sold. During the third quarter of 2001, the Company retained substantially all of its relatively higher margin subprime mortgage loans and sold them in the fourth quarter of 2001, whereas during the third quarter of 2002 the Company sold $385 million of subprime loans and completed the securitization of $135 million of consumer lot loans at relatively higher margins. The consumer lot loan transaction represented IndyMac’s first securitization of this asset class.

      The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale. In a period of declining interest rates, hedging has the effect of reducing the gain on sale of the Company’s mortgage loans. However, in a period of rising rates, hedging protects the Company from deterioration in the net margin. The table below illustrates the impact of the Company’s pipeline hedging activities.

	Three Months Ended

	September 30,	September 30,		June 30,
	2002	2001	% Change	2002	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$155	$137	13%	$133	17%
Gross margin before hedging	3.48%	3.02%	15%	3.59%	(3)%
Hedging (losses)	$(78)	$(77)	2%	$(61)	27%
Net gains on sale	$77	$60	29%	$72	8%
Net margin after hedging	1.73%	1.32%	31%	1.93%	(10)%

      In addition to the gain on sale, IndyMac earns spread and fee income on its mortgage loans held for sale. It is important to look at the entire mortgage banking revenue stream in evaluating performance as these components may vary in differing interest rate environments and sale strategies. The following table depicts the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on the sale of loans, net interest income (refer to “Note 3: Segment Reporting” on page 37 for further information on the Company’s method of allocating interest expense to the operating segments), and fee income by the amount of loans sold:

	Three Months Ended

	September 30,	September 30,	June 30,
	2002	2001	2002

	(Dollars in thousands)
Gain on sale of loans	$77,279	$59,866	$71,280
Net interest income	31,175	39,749	27,034
Fee income	11,153	10,059	8,619
Loans sold	4,473,620	4,525,425	3,707,070
Total revenue margin	2.67%	2.42%	2.88%

      The following table shows the distribution channels through which loans were sold.

	Three Months Ended

	September 30,	September 30,	Variance	June 30,	Variance
	2002	2001	Percent	2002	Percent

	(Dollars in millions)
Sales to the GSEs(1)	$1,885	$2,892	(35)%	$2,031	(7)%
Private-label securitizations	1,947	742	162%	1,278	52%
Whole loan sales	642	891	(28)%	398	61%

Subtotal sales	4,474	4,525	(1)%	3,707	21%
Investment Portfolio acquisitions	315	216	46%	685	(54)%

Total loan distribution	$4,789	$4,741	1%	$4,392	9%

(1)	Government-sponsored enterprises

      In conjunction with the sale of mortgage loans in private-label securitization and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $77.3 million in gain on sale of loans earned during the three months ended September 30, 2002 included the retention of $107.8 million of servicing-related assets. Included in the retained servicing-related assets during the quarter ended September 30, 2002 is the allocated basis of a residual totaling $20.1 million. After the end of the quarter, the Company resecuritized this asset for cash, retaining only a $5.0 million investment in the residual security. Although retained assets make up a significant portion of our gain on sale of loans, the Company’s cash earnings from operations still exceed our net earnings calculated in accordance with US GAAP. See a more detailed analysis of our cash flows beginning on page 27.

Mortgage Production by Channel

      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country where we have regional offices or where there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgages secured by California properties accounted for 51% of the mortgage loans produced in the third quarter of 2002 based on dollar value, and 41% based on loan counts.

      IndyMac’s primary mortgage production channel is our business-to-business (B2B) channel through which we purchase loans from mortgage brokers, mortgage bankers and community financial institutions. The next largest channel is our direct-to-consumer channel (B2C), which markets to consumers on a decentralized basis through our Web site at IndyMacMortgage.com, links to other Web-based marketers and direct mail and telemarketing. In addition to these two key channels, IndyMac produces mortgage loans through Realtors (B2R-LoanWorks®), through its retail branch network, and through relationships with homebuilders. Following is a more detailed breakdown of the production in IndyMac’s two largest channels.

B2B Channel

	Three Months Ended

	September 30,	September 30,	Variance	June 30,	Variance
	2002	2001	Percent	2002	Percent

Production (dollars in millions)
Wholesale	$2,451	$2,343	5%	$1,914	28%
Correspondent	839	1,171	(28)%	802	5%
HELOC	61	11	436%	52	18%
Consumer Construction	409	335	22%	416	(2)%

Subtotal wholesale/correspondent operations	3,760	3,860	(3)%	3,184	18%
B2B — Conduit operations	309	—	nm	709	(56)%

Total B2B	$4,069	$3,860	5%	$3,893	5%

Percent of wholesale/correspondent operations via Web	91%	88%	4%	89%	3%
Key drivers of growth and profitability
Active Customers	3,571	3,477	3%	3,832	(7)%
Sales and Marketing Personnel	233	212	10%	232	0%
Cost per funded loan — prime/subprime (bps)	75	76	(1)%	99	(24)%

B2C Channel

	Three Months Ended

	September 30,	September 30,	Variance	June 30,	Variance
	2002	2001	Percent	2002	Percent

Production (dollars in millions)
Web-based Production
Direct at www.indymacmortgage.com	$219	$117	87%	$117	87%
Indirect web-based leads	70	94	(26)%	68	3%
Cross-marketing and Portfolio Refinancing	523	248	111%	321	63%
Direct Telemarketing and Affinity Relationships	124	43	188%	66	88%
Retail branches	39	1	3800%	28	39%

Total	$975	$503	94%	$600	63%

Key drivers of growth and profitability
Marketing costs (in thousands)	$2,188	$1,349	62%	$1,725	27%
Marketing cost per funded loan (dollars)	$437	$492	(11)%	$543	(20)%
Cost per funded loan (bps)	167	202	(17)%	202	(17)%

      The strong increase in the B2C channel production this quarter is attributed to the strong mortgage refinance environment, with mortgage interest rates at historically low levels. At this time, the B2C channel is more closely associated with the refinance environment, both from the perspective of refinancing the customers of IndyMac’s servicing portfolio and because consumers are more willing to refinance an existing mortgage over the Web. Our experience to date has been that consumers that are in the process of purchasing a new home are more influenced in their mortgage decision by their realtor. IndyMac’s B2B channel is more closely aligned to the purchase market as these lenders tend to have established relationships with realtors. IndyMac’s B2R and homebuilder channels, while still relatively small, are also expected to align IndyMac’s production more closely with consumers seeking a mortgage to finance the purchase of a home and are expected to help to mitigate the cyclicality of the B2C channel should interest rates rise.

Construction Lending

      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction).

      With respect to consumer construction, the primary product is a construction-to-permanent mortgage loan. This product provides financing for the 9-12 month term of construction and automatically rolls to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between the portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase and when the loan converts to permanent status the loan is transferred into the Company’s pipeline of mortgage loans held for sale. These loans are typically fixed-rate loans. Consumer construction loans outstanding at September 30, 2002 were $786 million, up 8% compared to the amount at December 31, 2001.

      With respect to builder construction loans, our focus has been narrowed in the past year to those homebuilders that provide our mortgage loans to their customers when they sell the completed residence. We have also narrowed our geographic market in this product to 8 states for new commitments (California, Illinois, Nevada, Utah, Arizona, Colorado, Washington, Oregon). Builder construction loans are typically based on prime rates. Builder construction loans outstanding at September 30, 2002 were $502 million, down 16% compared to December 31, 2001, due to the narrower focus for this product. A substantial portion of our builder construction loans also carry the guarantee of the builder.

      The following table shows the geographic distribution and credit quality of the Company’s construction loans outstanding at September 30, 2002.

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Geographic distribution:		Geographic distribution(1):
Southern California	36%	Southern California	40%
Northern California	24%	Northern California	28%
New York	7%	Illinois	13%
Hawaii	3%	Utah	3%
Florida	2%	Texas	2%
Colorado	2%	Georgia	2%
Other	26%	Other	12%

Total	100%	Total	100%

Average FICO score	710 (2)
Average loan to value ratio	70%	Average loan to value ratio	69%

(1)	Geographic distribution is based on outstanding balances. Some projects are continuing to be built out in states in which we no longer actively solicit new loans.

(2)	FICO scores are not calculated for corporate entities and are therefore not applicable for builder construction portfolio.

      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion below in “Credit Risk and Reserves.”

HELOC Unit

      IndyMac recently established a business unit to focus on the production of prime quality home equity lines of credit, or HELOCs. The HELOC product was incorporated into our e-MITS platform late in 2001. Using IndyMac’s B2B and B2C customer base, this unit generated $255 million in new production in the first nine months of 2002, with 396% growth in the third quarter of 2002 over the third quarter of 2001. The HELOC product is a variable rate product indexed to the prime interest rate and is offered to consumers with a minimum FICO score of 620. The average FICO score on the HELOC portfolio at September 30, 2002 is 705 and average spread over prime was 2.11%.

      In addition to marketing through IndyMac’s B2B and B2C customer base, the HELOC Division is expanding its marketing reach through cross-marketing to IndyMac’s existing mortgage and banking consumer customers and will begin a direct mail marketing campaign to the general public in the fourth quarter.

     Investment Portfolio Activities

      The composition of the Investment Portfolio includes mortgage loans held for investment, mortgage-backed securities and MSRs. The following table sets forth the balances associated with each of these portfolios.

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Mortgage loans held for investment	$1,609,844	$1,531,757

Mortgage-backed and U.S. Treasury securities:
Trading securities
AAA-rated and agency interest-only securities	189,524	211,104
AAA-rated principal-only securities	32,861	4,096
AAA-rated non-agency securities	143,614	—
U.S. Treasury securities	299,481	—
Other investment grade securities	7,953	—
Non-investment grade residual securities	94,232	—

Subtotal — trading securities	767,665	215,200
Available for sale securities
AAA-rated agency securities	146,066	89,752
AAA-rated non-agency securities	1,320,684	1,170,960
Other investment grade securities	40,388	40,042
Non-investment grade residual securities	—	43,123
Other non-investment grade securities	7,764	5,282

Subtotal — available for sale securities	1,514,902	1,349,159

Total mortgage-backed and U.S. Treasury securities	2,282,567	1,564,359
Mortgage servicing rights	278,041	321,316

Total	$4,170,452	$3,417,432

Percentage of securities portfolio rated investment grade	96%	97%
Percentage of securities portfolio rated AAA	93%	94%

      Securities that the Company considers as hedges of its AAA-rated and agency interest-only securities, prime residual securities and MSRs are carried as trading securities in order to reflect changes in their fair values in current income. In addition, AAA-rated and agency interest-only securities and non-investment grade residual securities are classified as trading to allow the economic hedging activities to mirror the accounting. All other mortgage-backed securities are classified as available for sale.

      The following table shows the Investment Portfolio group’s average annualized net returns, which is calculated by dividing the sum of net interest income after interest expense and provision for loan losses, service fee income and related net gains or losses by the average balance of Investment Portfolio’s assets. Service fee income includes reinvestment income, prepayment and late fee income, net of compensating interest paid to borrowers and investors, and net hedging gains and losses.

	Three Months Ended

	September 30,	September 30,	June 30,
	2002	2001	2002

	(Dollars in thousands)
Net interest income after provision for loan losses	$16,641	$21,337	$17,782
Service fee income	3,593	7,304	6,405
Gain on mortgage-backed securities, net	7,674	1,695	2,701
Average balance of Investment Portfolio’s interest-earning assets and mortgage servicing rights	3,874,581	3,202,250	3,423,834
Investment Portfolio’s return on interest-earning assets and mortgage servicing rights	2.88%	3.79%	3.14%

      The Company’s portfolio of mortgage loans held for investment is comprised of single-family residential mortgage loans, with a concentration of adjustable-rate loans to manage interest rate risk in funding these assets. The following table shows the composition of this portfolio and relevant credit quality characteristics at September 30, 2002.

Mortgage Loans Held for Investment

Fixed-rate mortgages	13%
Adjustable-rate mortgages	38%
Hybrid adjustable-rate mortgages	49%

Total	100%

Average FICO score	713
Average loan to value ratio	69%

Mortgage-backed Securities and U.S. Treasury Securities

      The Company’s portfolio of mortgage-backed securities and U.S. Treasury securities totaled $2.3 billion and $1.6 billion at September 30, 2002 and December 31, 2001, respectively. The Company invests in high quality mortgage-backed securities to provide a stable source of net spread income. At September 30, 2002, 93% of the portfolio was AAA-rated with expected average lives ranging from 2-5 years. Treasury securities and AAA-rated principal-only securities in the trading portfolio are purchased to hedge the interest rate risk associated with servicing related assets. All securities are recorded at fair value.

      Non-investment grade residual securities related to subprime collateral increased by $21.8 million during the third quarter of 2002 as the Company retained a $20.1 million residual security related to the securitization of subprime loans. See further discussion above on page 7.

      During the third quarter of 2002, the Company reclassified its portfolio of non-investment grade residual securities from available for sale classification to trading. This reclassification was done to allow our accounting results to more closely match our economic hedging activities. Due to enhancements in our valuation process we believe we can effectively hedge the prepayment risk associated primarily with the residuals collateralized by prime mortgage loans, which are more sensitive to changes in interest rates than residual securities collateralized by subprime mortgage loans. The Company also transferred to trading from the available for sale classification certain AAA-rated non-agency securities that are intended to hedge the interest rate risk associated with prime residual securities. The transfer of residual securities from available for sale to trading resulted in a $4.0 million reclassification from other comprehensive income to gain on mortgage-backed securities, net. The Company no longer intends to hold any residual securities as available for sale. All new residuals will be recorded as trading securities.

Mortgage Servicing and Mortgage Servicing Rights

      In addition to its own loans, IndyMac serviced $25 billion of mortgage loans at September 30, 2002 with a weighted average coupon of 7.74% and was the master servicer on $6.1 billion of mortgage loans. IndyMac’s overall mortgage servicing portfolio increased relative to the December 31, 2001 balances of $19.9 billion and $9.6 billion of primary servicing and master servicing, respectively. MSRs related to these servicing portfolios totaled $278.0 million as of September 30, 2002 and $321.3 million as of December 31, 2001, reflecting a decrease of $43.3 million primarily due to the fact that impairment and amortization related to these assets exceeded the value of new additions. The decrease in MSRs was also impacted by the transfer of $60.0 million in mortgage servicing to AAA-rated and agency interest-only securities effective June 30, 2002. The table below shows the activity in mortgage servicing rights.

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2002	2001	2002	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$316,780	$279,990	$390,131	$321,316	$211,127
Net additions	53,099	75,527	48,881	172,755	169,666
Transfers to AAA-rated interest-only securities	—	—	(60,017)	(60,017)	—
Scheduled amortization	(15,657)	(17,821)	(17,039)	(51,400)	(47,232)
Provision for valuation/impairment	(76,181)	(52,522)	(45,176)	(104,613)	(48,387)

Balance at end of period	$278,041	$285,174	$316,780	$278,041	$285,174

      At September 30, 2002, the valuation allowance related to MSRs totaled $179.1 million.

Valuation of Servicing Related Assets

      MSRs, AAA-rated and agency interest-only securities and residual securities are recorded at fair market value; mortgage servicing rights are further subject to lower of cost or market limitations. The assumptions used to value the Company’s servicing related assets and residual securities at September 30, 2002 and December 31, 2001 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
September 30, 2002
AAA-rated and agency interest-only securities	$189,524	$13,397,874	8.03%	0.57%	34.5%	2.48	23.7%	7.9%	N/A

Prime residual securities	$43,251	$2,734,589	7.62%	1.74%	18.9%	0.91	18.6%	15.2%	0.7%
Sub-prime residual securities	50,981	$2,141,822	9.72%	4.28%	31.3%	0.56	34.4%	27.2%	2.9%

Total non-investment grade residual securities	$94,232

Master servicing(3)	$16,185	$6,075,684	8.26%	0.10%	45.0%	2.75	22.2%	11.1%	N/A
Primary servicing(4)	261,856	$25,123,876	7.74%	0.35%	35.2%	3.06	23.1%	9.4%	N/A

Total mortgage servicing rights	$278,041

December 31, 2001
AAA-rated interest-only securities	$211,104	$8,943,350	7.55%	0.81%	31.9%	2.91	16.9%	11.6%	N/A

Prime residual securities	$16,887	$850,311	8.08%	1.98%	17.8%	1.00	20.7%	18.0%	0.8%
Sub-prime residual securities	26,236	$1,995,668	10.28%	4.17%	32.5%	0.32	34.5%	28.3%	2.3%

Total non-investment grade residual securities	$43,123

Master servicing(3)	$27,218	$9,581,919	8.36%	0.10%	40.9%	2.84	18.8%	17.3%	N/A
Primary servicing(4)	294,098	$19,889,540	8.28%	0.45%	29.2%	3.28	19.9%	12.6%	N/A

Total mortgage servicing rights	$321,316

(1)	Speeds are higher in the short term and lower in the long term based on the forward curve for mortgage rates rising over the average life of the asset. The assumed 3-month prepayment speeds at September 30, 2002 were 40.5%, 21.7%, and 27.7% for AAA-rated and agency interest-only securities, prime residual securities, and subprime residuals, respectively, and 35.3% and 35.1% for master and primary servicing, respectively.

(2)	Actual cumulative loss rate totaled 0.09% and 1.00% for prime and subprime residuals, respectively, at September 30, 2002.

(3)	Included in the master servicing portfolio are loans included in the primary servicing portfolio with an unpaid principal balance of $3.1 billion at September 30, 2002.

(4)	Loans sold with servicing retained only; does not include a total of $1.8 billion in IndyMac-owned loans and loans subserviced for others on an interim basis at September 30, 2002.

      The lifetime prepayment speeds represent the annualized constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only securities, we project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn out of the pool of loans relative to expectations of future rates implied by the forward LIBOR/swap curve.

      The weighted average multiple for MSRs, AAA-rated and agency interest-only and residual securities represents the book value divided by the product of collateral balance and interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing multiples.

      The decrease in discount yields for AAA-rated and agency interest-only securities, prime residual securities and MSRs is due to the lower rate environment in existence at September 30, 2002. In addition, the significant increase in estimated lifetime prepayment speeds shortens the average life of the asset cash flow, also reducing the discount yield. This effect serves to somewhat offset the impact of volatile prepayment speeds caused by interest rate changes.

Hedging Interest Rate Risk on Servicing Related Assets

      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our Investment Portfolio group is responsible for the management of interest rate and prepayment risks, subject to policies and procedures established by our management level Asset and Liability Committee (“ALCO”) and board of directors level ALCO. To hedge our investments in servicing-related assets, we use several strategies, including investing in AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. We utilize hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

      Impairment as a result of accelerated prepayments on the servicing related assets totaled $118.0 million in the third quarter of 2002. These losses were offset by $118.6 million of gains on trading securities and derivative instruments utilized to hedge the interest rate risk on the servicing related assets and residual securities.

      The following breaks out the components of service fee income and the gain on mortgage-backed securities, net.

	Three Months Ended

	September 30,	September 30,	Variance	June 30,	Variance
	2002	2001	Percent	2002	Percent

	(Dollars in thousands)
Service fee income
Gross service fee income	$21,181	$26,285	(19)%	$25,908	(18)%
Amortization	(15,657)	(17,818)	(12)%	(16,959)	(8)%

Service fee income net of amortization	5,524	8,467	(35)%	8,949	(38)%
Valuation adjustments on mortgage servicing rights	(76,181)	(52,522)	45%	(45,177)	69%
Hedges on mortgage servicing rights	74,250	51,359	45%	42,633	74%

Total service fee income	$3,593	$7,304	(51)%	$6,405	(44)%

Net gain (loss) on securities
Realized gain on AFS securities	$—	$5,369	(100)%	$4,857	(100)%
Impairment on AFS securities	—	(3,058)	(100)%	(1,931)	(100)%
Unrealized loss on AAA IOs and residual securities	(41,824)	(47,870)	(13)%	(15,291)	174%
Transfer of residual securities to trading classification	4,029	—	nm	—	nm
Transfer of instruments used to hedge AAA IOs and residual securities to trading	1,127	—	nm	—	nm
Net gains on trading securities and other instruments used to hedge AAA IOs and residual securities	44,342	47,254	(6)%	15,066	194%

Total gain on mortgage-backed securities, net	$7,674	$1,695	353%	$2,701	184%

      The decrease in gross service fee income and amortization during the quarter ended September 30, 2002 compared to the quarter ended June 30, 2002 was primarily due to the transfer of $60.0 million in MSRs to AAA-rated and agency interest-only securities effective June 30, 2002.

Net Interest Income

      The following table sets forth information regarding our consolidated average balance sheets (Mortgage Banking group and Investment Portfolio group are combined), along with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

	Three Months Ended September 30,						Three Months Ended June 30,

	2002			2001			2002

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$2,004,520	$29,246	5.79%	$1,460,547	$31,489	8.55%	$1,620,863	$27,933	6.91%
Loans held for sale	2,425,306	40,395	6.61%	2,542,204	49,854	7.78%	1,640,629	28,373	6.94%
Mortgage loans held for investment	1,521,289	23,318	6.08%	1,689,311	34,921	8.20%	1,810,660	30,795	6.82%
Builder construction and income property	522,539	10,110	7.68%	600,684	14,573	9.63%	555,027	10,925	7.90%
Consumer construction	760,955	13,568	7.07%	562,221	11,019	7.78%	723,301	13,949	7.74%
Investment in Federal Home Loan Bank stock and other	142,763	1,537	4.27%	101,317	1,254	4.91%	138,650	1,585	4.59%

Total interest-earning assets	7,377,372	118,174	6.36%	6,956,284	143,110	8.16%	6,489,130	113,560	7.02%
Other	715,530			622,550			699,058

Total assets	$8,092,902			$7,578,834			$7,188,188

Interest-bearing deposits	$2,476,147	23,989	3.84%	$2,314,676	29,744	5.10%	$2,652,629	26,828	4.06%
Advances from Federal Home Loan Bank	2,068,865	26,635	5.11%	1,732,919	24,736	5.66%	1,922,567	25,004	5.22%
Other borrowings	1,915,952	14,417	2.99%	2,626,194	32,440	4.90%	1,089,202	9,768	3.60%
Trust preferred securities	116,595	2,758	9.38%	—	—	—	116,463	2,757	9.49%

Total interest-bearing liabilities	6,577,559	67,799	4.09%	6,673,789	86,920	5.17%	5,780,861	64,357	4.47%
Other	659,115			152,203			526,226

Total liabilities	7,236,674			6,825,992			6,307,087
Shareholders’ equity	856,228			752,842			881,101

Total liabilities and shareholders’ equity	$8,092,902			$7,578,834			$7,188,188

Net interest spread			2.27%			2.99%			2.55%

Net interest margin			2.71%			3.20%			3.04%

	Nine Months Ended September 30,

	2002			2001

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,727,136	$86,061	6.66%	$1,399,112	$93,515	8.94%
Loans held for sale	2,043,010	105,511	6.90%	2,286,173	137,453	8.04%
Mortgage loans held for investment	1,688,024	85,012	6.73%	1,673,371	105,960	8.47%
Builder construction and income property	555,700	32,434	7.80%	594,528	46,283	10.41%
Consumer construction	733,493	41,494	7.56%	478,801	29,496	8.24%
Investment in Federal Home Loan Bank stock and other	140,248	4,904	4.68%	93,185	4,366	6.26%

Total interest-earning assets	6,887,611	355,416	6.90%	6,525,170	417,073	8.55%
Other	695,588			531,140

Total assets	$7,583,199			$7,056,310

Interest-bearing deposits	$2,697,174	82,125	4.07%	$1,565,064	64,520	5.51%
Advances from Federal Home Loan Bank	1,982,686	76,028	5.13%	1,591,739	70,894	5.95%
Other borrowings	1,367,733	35,660	3.49%	3,028,403	130,173	5.75%
Trust preferred securities	116,464	8,271	9.50%	—	—	—

Total interest-bearing liabilities	6,164,057	202,084	4.38%	6,185,206	265,587	5.74%
Other	551,814			125,676

Total liabilities	6,715,871			6,310,882
Shareholders’ equity	867,328			745,428

Total liabilities and shareholders’ equity	$7,583,199			$7,056,310

Net interest spread			2.52%			2.81%

Net interest margin			2.98%			3.10%

      Due to the high level of prepayments and sales of higher yielding assets during the third quarter of 2002, the purchase of loans in the investment portfolio at lower interest rates, longer duration funding by certain FHLB advances and increased leverage, the Company experienced compression of the net interest margin relative to the second quarter of 2002. The Company expects this spread compression will continue into the fourth quarter, but will begin to abate as $430 million of higher cost, term FHLB advances and $344 million of higher cost certificates of deposits mature in the fourth quarter of 2002 and incremental asset purchases are made at favorable margins. Assuming that the relative mix of assets and liabilities stays approximately the same, and interest rates begin to gradually increase as indicated by the forward yield curve, IndyMac would expect to see the net interest margin decline to 2.50% to 2.60% in the fourth quarter of this year and then increase to 2.70% to 2.80% in the first quarter of next year.

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

	Three Months Ended September 30,
	2002 vs 2001

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$11,728	$(10,179)	$(3,792)	$(2,243)
Loans held for sale	(2,292)	(7,512)	345	(9,459)
Mortgage loans held for investment	(3,473)	(9,028)	898	(11,603)
Builder construction and income property	(1,896)	(2,951)	384	(4,463)
Consumer construction	3,895	(994)	(352)	2,549
Investment in Federal Home Loan Bank stock and other	513	(163)	(67)	283

Total interest income	8,475	(30,827)	(2,584)	(24,936)
Interest expense
Interest-bearing deposits	2,075	(7,319)	(511)	(5,755)
Advances from Federal Home Loan Bank	4,795	(2,426)	(470)	1,899
Trust preferred securities	2,758	—	—	2,758
Other borrowings	(8,773)	(12,679)	3,429	(18,023)

Total interest expense	855	(22,424)	2,448	(19,121)

Net interest income	$7,620	$(8,403)	$(5,032)	$(5,815)

	Nine Months Ended September 30,
	2002 vs 2001

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$21,923	$(23,799)	$(5,578)	$(7,454)
Loans held for sale	(14,620)	(19,384)	2,062	(31,942)
Mortgage loans held for investment	928	(21,686)	(190)	(20,948)
Builder construction and income property	(3,023)	(11,583)	757	(13,849)
Consumer construction	15,690	(2,410)	(1,282)	11,998
Investment in Federal Home Loan Bank stock and other	2,205	(1,108)	(559)	538

Total interest income	23,103	(79,970)	(4,790)	(61,657)
Interest expense
Interest-bearing deposits	46,671	(16,866)	(12,200)	17,605
Advances from Federal Home Loan Bank	17,412	(9,857)	(2,421)	5,134
Trust preferred securities	8,271	—	—	8,271
Other borrowings	(71,382)	(51,215)	28,084	(94,513)

Total interest expense	972	(77,938)	13,463	(63,503)

Net interest income	$22,131	$(2,032)	$(18,253)	$1,846

Overall Interest Rate Risk Management

      In addition to the hedging activities to mitigate the interest rate risk in its pipeline of mortgage loans held for sale and its investment in servicing related assets discussed previously on pages 6 and 14, respectively, the Company performs extensive overall interest rate risk analysis. The primary measurement tool used to evaluate overall risk is a net portfolio value (“NPV”) analysis. An NPV analysis simulates the effects on shareholders’ equity of a change in interest rates.

      The following table sets forth the NPV and change in NPV of the Bank associated with a 100 basis point change in interest rates as of September 30, 2002 and December 31, 2001. IndyMac’s NPV model has been built to focus on the Bank alone as the $126.5 million of assets at the holding company have very little interest rate risk exposure.

	September 30, 2002			December 31, 2001

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

	Carrying	Decrease	Increase	Carrying	Decrease	Increase
	Basis	100 bp	100 bp	Basis	100 bp	100 bp

	(Dollars in thousands)
Cash and cash equivalents	$164,708	$164,708	$164,708	$153,295	$153,296	$153,284
Mortgage-backed and U.S. Treasury securities	2,251,397	2,255,050	2,236,051	1,538,293	1,537,313	1,519,105
Loans receivable	4,610,645	4,668,991	4,541,731	5,017,874	5,110,233	4,910,704
Mortgage servicing rights	278,041	210,097	344,723	321,120	271,475	360,577
Other assets	363,716	368,615	358,818	337,419	341,924	332,924
Derivatives	97,142	149,272	66,074	82,020	89,601	104,951

Total assets	$7,765,649	$7,816,733	$7,712,105	$7,450,021	$7,503,842	$7,381,545

Deposits	$2,922,560	$2,960,903	$2,885,148	$3,375,301	$3,415,664	$3,335,849
Advances from Federal Home Loan Bank	2,012,874	2,032,039	1,994,086	2,051,984	2,070,372	2,033,960
Borrowings	1,845,737	1,847,679	1,843,684	1,080,991	1,082,107	1,079,848
Other liabilities	163,012	163,114	162,881	122,476	122,476	122,477

Total liabilities	6,944,183	7,003,735	6,885,799	6,630,752	6,690,619	6,572,134
Shareholders’ equity (NPV)	$821,466	$812,998	$826,306	$819,269	$813,223	$809,411

% Change from base case		(1.03)%	0.59%		(0.74)%	(1.20)%

      The decrease in the fair value of equity from December 31, 2001 to September 30, 2002 is primarily caused by the historically low interest rate environment during the third quarter of 2002. The fair value of our mortgage related assets has not increased as much as the fair value of our term liabilities has decreased. It should be noted that this analysis does not reflect the increase in volumes and profits from our Mortgage Banking operations that result from the interest rate environment.

      The assumptions inherent in our interest rate shock models include valuation changes in an instantaneous and parallel rate shock and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury, LIBOR/swap curve and mortgages. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from a decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.

      The Company’s Asset and Liability Committees monitor our hedging activities to ensure that the value of hedges, their correlation to the balance sheet item being hedged, and the amounts being hedged, continue to provide effective protection against interest rate risk. While there can be no assurances that our interest rate management strategies will be effective, we believe we have adequate internal controls to monitor and manage our interest rate risk within reasonable levels.

Credit Risk and Reserves

General

      The following table summarizes the Company’s allowance for loan losses/ credit discounts and non-performing assets as of September 30, 2002.

		Allowance			Net Charge Offs/
		for Loan	Total Reserves		Net REO (Gains)
		Losses/Credit	as a Percentage	Non-Performing
Type of Loan	Book Value	Discounts	of Book Value	Assets	QTD	YTD

	(Dollars in thousands)
Held for investment portfolio
Mortgage loans	$1,506,405	$16,614	1.10%	$30,554	$2,173	$3,916
Builder construction and income property	571,532	15,956	2.79%	12,997	—	973
Consumer construction	786,126	9,719	1.24%	10,075	46	148

Total core held for investment loans	2,864,063	42,289	1.48%	53,626	2,219	5,037
Discontinued product lines(1)	103,439	11,582	11.20%	12,415	2,746	9,246

Total held for investment portfolio	2,967,502	53,871	1.82%	66,041	4,965	14,283
Held for sale portfolio
SFR held for sale	1,676,421	475	0.03%	2,369	—	—
SFR credit risk portfolio	31,599	8,878	28.10%	8,301	—	—

Total held for sale portfolio	1,708,020	9,353	0.55%	10,670	—	—

Total loans	$4,675,522	$63,224	1.35%	76,711	$4,965	$14,283

Foreclosed assets
Portfolio loans				24,658	$(1,900)	$(2,210)
Discontinued product lines				2,160	(423)	(1,077)

Total foreclosed assets				26,818	$(2,323)	$(3,287)

Total non-performing assets				$103,529

Total non-performing assets as a percentage of total assets				1.31%

(1)	Discontinued product lines include manufactured home loans, home improvement and warehouse lending.

      The allowance for loan losses of $53.9 million at September 30, 2002 represented 1.8% of total loans held for investment. This compares to an allowance for loan losses of $56.1 million, or 2.0% of total loans held for investment, at June 30, 2002 and $65.7 million, or 2.2% of total loans held for investment, at September 30, 2001. The decrease in the allowance for loan losses of $11.8 million from September 30, 2001 to

September 30, 2002 was primarily due to the sale of a majority of the home improvement loans during the fourth quarter of 2001. At the time of sale, $8.3 million of the allowance for loan losses was charged off.

      Non-performing assets (“NPAs”) increased 6% during the third quarter consistent with management’s expectations. The growth in these balances, however, was consistent with the balance sheet growth and, as a result, the ratio of NPAs to total assets of 1.3% remained relatively constant in comparison to the second quarter of 2002 and improved relative to the 1.6% level at September 30, 2001.

      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines which consist primarily of manufactured housing loans and home improvement loans.

      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at September 30, 2002 were $42.3 million or 1.5% of loan balances, comparable to the 1.6% at June 30, 2002 and September 30, 2001. Net charge-offs on these core portfolios during the third quarter of 2002 were $2.2 million, up from $1.1 million during the second quarter and lower than the $3.6 million in the third quarter of 2001. The charge-offs in the second quarter of this year were low relative to expected annual charge-offs. The charge-offs in the third quarter are in line with management’s expectations.

      With respect to IndyMac’s non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $2.7 million during the third quarter of 2002, down from the $3.3 million of charge-offs on these portfolios during the second quarter of 2002. After provision for losses of $1.4 million, the allowance for loan losses was $11.6 million, or 11.2% of the remaining principal balance, relatively constant with the 11.9% reserve coverage at June 30, 2002 and 11.1% coverage at September 30, 2001.

      With respect to mortgage loans held for sale, IndyMac does not provide an allowance for loan losses’, pursuant to the applicable accounting rules. Embedded in the lower of cost or market valuation is a component for credit risk related to originations. The discount credit reserve on loans held for sale totaled $9.4 million at September 30, 2002. Total credit related reserves, including the allowance for loan losses and lower of cost or market valuations, were $63.2 million at September 30, 2002.

      Management believes that the allowance for loan losses was adequate at September 30, 2002. The following tables provide more comparative data on non-performing assets and the allowance for loan losses.

      Comparison of non-performing assets:

	September 30,	June 30,	December 31,
	2002	2002	2001

	(Dollars in thousands)
Loans held for investment
Portfolio loans
Mortgage loans	$30,554	$31,093	$28,868
Builder construction	12,997	13,363	21,347
Consumer construction	10,075	9,426	6,722

Total portfolio non-performing loans	53,626	53,882	56,937
Discontinued product lines	12,415	11,669	15,894
Loans held for sale	10,670	10,889	24,036

Total non-performing loans	76,711	76,440	96,867
Foreclosed assets	26,818	21,569	19,372

Total non-performing assets	$103,529	$98,009	$116,239

Total non-performing assets to total assets	1.31%	1.32%	1.55%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Balance, beginning of period	$56,136	$64,016	$57,700	$58,962
Provision for loan losses	2,700	5,700	10,454	17,726
Portfolio Loans:
Charge-offs net of recoveries:
Mortgage loans	(2,173)	(1,194)	(3,916)	(2,317)
Consumer construction	(46)	(6)	(148)	(498)
Builder construction	—	(2,391)	(973)	(3,704)

Charge-offs net of recoveries — portfolio loans	(2,219)	(3,591)	(5,037)	(6,519)
Discontinued Product Lines:
Charge-offs net of recoveries	(2,746)	(455)	(9,246)	(4,499)

Balance, end of period	$53,871	$65,670	$53,871	$65,670

      The balance of the allowance for loan losses of $56.1 million as of June 30, 2002 was previously reported at $53.0 million. During the third quarter of 2002, the Company reclassified a second quarter transfer of $3.2 million from loan loss reserves to discounts on loans, back to the allowance for loan losses. The original transfer was related to loans that were transferred to held for sale from held for investment, and originally was recorded as a discount to the cost basis of the loans held for sale during the second quarter of 2002.

      Allocation of the allowance for loan losses to each category, and the corresponding percentage of the total allowance, at the dates indicated are as follows:

	September 30, 2002		December 31, 2001

		% of Total		% of Total
	Balance	Allowance	Balance	Allowance

	(Dollars in thousands)
Portfolio Loans:
Mortgage loans	$16,614	31%	$16,201	28%
Consumer construction	9,719	18%	7,415	13%
Builder construction	14,898	28%	17,097	29%
Income property	1,058	2%	1,058	2%

Total portfolio loans	42,289	79%	41,771	72%
Discontinued product lines	11,582	21%	15,929	28%

Total allowance for loan losses	$53,871	100%	$57,700	100%

      Allocation of the allowance is only an analytical tool as the allowance is available for losses in the entire portfolio.

      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of our allowance for loan losses is also subject to review by our federal regulators, the OTS and the Federal Deposit Insurance Corporation (“FDIC”). These agencies may require that our allowance for loan losses be increased based on their evaluation of the information available to them at the time of their examination of the Bank. The OTS and FDIC completed an examination of IndyMac Bank during the third quarter of 2002.

Secondary Market Reserve

      The Company does not sell loans with recourse in its loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that are not in conformity with the representations and warranties we make at the time of sale. We have made significant investments in our post-production quality control processes to identify potential systemic issues that could cause repurchases. We believe that these efforts have improved our production quality. However, increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since inception in 1993, the Company has repurchased only a very small amount of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of IndyMac’s diversification of its loan sale channels to whole loan and GSE sales. While sales through these channels generate enhanced cash flows, they tend to have a greater level of representation and warranty risk. The following table shows the amount of loans we have repurchased from each channel, inception-to-date.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$49.4	$33,623	0.15%
Securitization trusts	6.6	36,845	0.02%

Total	$56.0	$70,468	0.08%

      The Company maintains a secondary market reserve for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. This reserve, which totaled $31.6 million at September 30, 2002, has two components: a reserve for repurchases arising from representation and warranty claims, and a reserve for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the secondary market reserve during the nine months ended September 30, 2002.

(Dollars in thousands)
Balance, January 1, 2002	$31,680
Additions	15,304
Claims reimbursement and estimated discounts on loans held for sale	(15,342)

Balance, September 30, 2002	$31,642

      During the quarter ended September 30, 2002, we added $10.2 million to the secondary market reserve, which was offset in part by $9.5 million in claims reimbursement and estimated discounts on loans held for sale. The reserve level is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims.

      While the ultimate amount of repurchases and claims is uncertain, management believes that the reserve is adequate. The Company will continue to evaluate the adequacy of this reserve and likely will continue to allocate a portion of its gain on sale proceeds to the reserve going forward. The entire balance of the secondary market reserve is included on the consolidated balance sheet as a component of other liabilities.

     Operating Expenses

General

      A summary of operating expenses follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2002	2001	2002	2002	2001

	(Dollars in thousands)
Salaries and related	$51,963	$44,768	$47,188	$148,686	$122,766
Premises and equipment	8,137	6,632	7,741	22,731	16,882
Loan purchase costs	6,063	4,533	5,622	16,294	11,369
Professional services	6,402	3,219	5,017	16,213	10,306
Data processing	5,554	4,640	4,803	14,919	11,495
Office	4,845	3,853	4,248	13,026	11,040
Advertising and promotion	3,839	2,750	2,772	9,220	7,785
Operations and sale of foreclosed assets	(812)	898	968	164	2,216
Other	3,004	1,931	2,343	7,998	5,300

	$88,995	$73,224	$80,702	$249,251	$199,159

      General and administrative expenses, including salaries, increased during the nine months ended September 30, 2002 to $249.3 million, compared to $199.2 million during the same period in 2001, as the Company has continued to build new product lines and channels and infrastructure and open new locations to support its projections for continued growth in its operations. This is evident in the 15% increase in the Company’s average full-time equivalent employees from 1,923 during the nine months ended September 30, 2001 to 2,217 during the nine months ended September 30, 2002. The Company has also made investments to (1) enhance and strengthen its quality controls and compliance structure to ensure continued improvement in asset quality and support the growth of higher margin products; (2) strengthen its technology platform; (3) expand its sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and pull-through of loan submissions, and (4) enhance its customer service response performance.

Income Taxes

      Income tax provisions of $24.3 million and $73.0 million for the three and nine months ended September 30, 2002, represented an effective tax rate of 39.5% and 40.4%, respectively. Income tax provisions of $24.5 million and $64.1 million for the same periods in 2001 represented an effective tax rate of 41.6%. The decrease in the effective tax rate during 2002 is due to the diversification of the Company’s operations into states other than California.

     Share Repurchase Activities

      The Company repurchased 3.5 million shares, or 6% of its common stock outstanding, during the third quarter of 2002 at an average price of $21.33 per share, for a total investment of $74.0 million during the quarter. Year to date, the Company has repurchased 5.0 million shares at an average price of $22.08 per share, for a total investment of $110.7 million. Since the inception of its share repurchase program in 1999, the Company has purchased 26.9 million shares, or 34% of its outstanding shares at that time, at an average price of $18.05 per share for an aggregate of $484.8 million.

      At September 30, 2002, the Company had $83 million of remaining authorization to repurchase shares under its current plan. The Company plans to continue to repurchase shares from time to time at prevailing market prices.

     Future Outlook

      The Company expects over the long-term that earnings per share will grow at a rate of approximately 15% per year. On average, mortgage debt outstanding has grown approximately 7% to 8% per year over the last twenty years and is projected, based on economic demographics, to continue this level of growth over the next decade. At this rate, mortgage debt outstanding roughly doubles every decade. Since the inception of its operating business plan in 1993 (nearly 10 year history) IndyMac has grown earnings at a compounded annual growth rate of 41% and EPS at a compounded annual growth rate of 28%. We believe, as a result of our business model, management team, current small market share, capital strength and historic performance, that we can achieve growth at approximately two times the industry rate, or 15% over the long-term. Our results are nonetheless subject to a variety of factors that are not within our control, including those referred to under “Forward-Looking Statements” and elsewhere in this report.

      The mortgage banking industry is cyclical in nature and can fluctuate on a near-term basis. The current environment of historically low interest rates has been very favorable for mortgage bankers such as IndyMac. We expect earnings in the fourth quarter of this year to range between $0.60 and $0.64 per share. The earnings in the third quarter of 2002 of $0.64 included a $0.04 gain on the sale of consumer lot loans, which was delayed from the second quarter of this year due to timing of the securitization transaction. On a comparable basis our projected fourth quarter earnings per share ranges from flat to up $0.04 per share. Given this range, earnings per share for the year 2002 would reflect approximately 20% growth in earnings per share over 2001 and compounded annual growth in earnings per share over the last 2 years of 35%, well ahead of both the Company’s historic results and long-range expectations. It is possible that as the industry transitions to a higher interest rate environment, the Company could see lower levels of growth, or even a reduction in earnings per share in the near term, given the volatility of the industry. The Company expects, however, that the long-term growth rate would normalize at around 15%.

     Cumulative Effect of a Change in Accounting Principle

      During January of 2001, we recognized a $10.2 million charge to earnings, net of taxes, which was recorded as a cumulative effect of a change in accounting principle in connection with the adoption of Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). This charge was primarily attributable to the non-investment grade and residual securities portfolio associated with the discontinued manufactured housing product line. We discontinued the manufactured housing product line with dealers during 1999, but the portfolio investments that were retained from this product line continued to be impacted by declining trends in the industry. These securities had previously been marked-to-market through other comprehensive income, a separate component of shareholders’ equity. This change resulted in a $2.1 million reduction to total shareholders’ equity. The Company’s remaining investment in manufactured housing securities was $4.5 million at September 30, 2002.

Liquidity and Capital Resources

     Overview

      At September 30, 2002, we had operating liquidity of $1.2 billion, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed lines of credit. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner. It is our intent to reduce our level of operating liquidity in the near future.

     Principal Sources of Cash

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, mortgage-backed securities and MSRs. Our primary sources of funds used to meet these financing needs include loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings and retained earnings. The sources used vary depending on such factors as rates paid, maturities and the impact on capital.

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. We sold approximately 42% of our loans to the GSEs during the quarter ended September 30, 2002. If this sales channel were disrupted, our liquidity would be negatively impacted. Disruptions in the whole loan and mortgage securitization markets can occur as a result of economic events or other factors beyond our control.

Deposits

      Consistent with our funding needs, we solicit deposits from the general public and institutions by offering a variety of accounts and rates. We offer regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit accounts and individual retirement accounts. Deposits totaled $2.9 billion at September 30, 2002 and $3.2 billion at December 31, 2001.

      Included in deposits at September 30, 2002 and December 31, 2001 were non-interest bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $385.7 million and $178.3 million, respectively.

Advances from Federal Home Loan Bank

      The Federal Home Loan Bank system functions as a borrowing source and in a reserve capacity for savings institutions. As a member of the FHLB, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, generally on a secured basis, in amounts determined by reference to available collateral. FHLB stock, one-to-four family mortgage loans and AAA-rated agency mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. The Bank has been pre-approved for advances up to $2.2 billion, of which $1.9 billion were outstanding at September 30, 2002. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp stock under its share repurchase program (see “Share Repurchase Activities” above). The balance of trust preferred securities at December 31, 2001 was reclassified from mezzanine debt to liabilities to conform to the current period presentation.

Other Borrowings

      Other borrowings primarily consist of loans and securities sold under committed agreements to repurchase and syndicated bank lines. Other borrowings increased to $1.8 billion at September 30, 2002, from $1.1 billion at December 31, 2001. The increase of $0.7 billion was used primarily to fund the purchase of U.S. Treasury securities and mortgage-backed securities during the year.

      As of September 30, 2002, we had $3.1 billion in committed financing. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, changes in our credit rating, industry and market trends in our various businesses, the general availability and rates applicable to financing and investments, these lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. Due to the availability of deposits and FHLB advances, we are reducing our unused committed financing facilities in order to reduce the amount of commitment fees we pay.

     Principal Uses of Cash

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities.

      Our most significant use of cash is for the acquisition of mortgage loans. During the nine months ended September 30, 2002, we acquired $12.1 billion of mortgage loans, compared to $11.3 billion during the nine months ended September 30, 2001. Purchases of mortgage securities required cash resources of $1.8 billion and $1.0 billion during the nine months ended September 30, 2002 and 2001, respectively.

Cash Flows

      As a financial institution, the lending and borrowing functions are an integral part of our business. Management believes that in order to more accurately depict the actual cash generation in our business, lending and borrowing activities must be analyzed together. The consolidated statements of cash flows shown on page 36, which are prepared in accordance with US GAAP, require certain activities to be classified as operating, investing or financing. We believe that the US GAAP presentation is more applicable to a commercial or industrial concern. The following analysis, when reviewed in conjunction with the consolidated cash flow statements, provides additional meaningful analysis of the cash flow activities of the Company.

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in thousands)
Operating Activities:
Net earnings	$107,797	$79,938
Adjustments
Provision for loan losses	10,454	17,726
Net charge-offs	(14,283)	(11,018)
Depreciation and amortization of fixed and intangible assets	15,214	13,585
Amortization and valuation of servicing-related assets	95,879	92,235
Impairment of securities	2,513	10,058
Capitalization of retained assets	(283,224)	(214,270)
Allocated financing to retained assets(1)	176,731	141,615

Total adjustments	3,284	49,931
Change in deferred tax liability from retained MSRs(2)	49,675	48,373

Net cash earnings provided by operating activities	160,756	178,242

Balance Sheet Financing:
Net change in loans held for sale	558,357	(1,072,842)
Net change in loans held for investment	(147,404)	181,222
Net change in mortgage securities available for sale	(290,702)	(218,157)
Net change in trading securities	(307,825)	—
Net change in deposits and advances from FHLB	(450,122)	2,409,397
Net change in borrowings	628,368	(1,380,961)

Net cash used in balance sheet financing	(9,328)	(81,341)

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in thousands)
Other Corporate Activities:
Net proceeds from issuance of common stock and exercise of stock options	10,284	19,984
Purchases of common stock	(110,669)	(66,343)
Purchases, net of sales and retirements, of plant, property and equipment	(33,247)	(22,565)
Other, net	(6,383)	(42,482)

Net cash used in other corporate activities	(140,015)	(111,406)

Net change in cash and cash equivalents	11,413	(14,505)
Cash and cash equivalents at beginning of period	153,295	67,867

Cash and cash equivalents at end of period	$164,708	$53,362

(1)	Represents the maximum leverage available under current regulatory capital rules.

(2)	The change in deferred tax liabilities related to retained MSRs represents a current operating cash flow because such non-cash gains and amortization do not give rise to current tax payments.

      As presented above, net cash earnings provided by operating activities was $160.8 million during the nine months ended September 30, 2002, compared to $178.2 million during the same period in 2001. Included in this amount is a reduction to earnings related to retained assets, net of available related financing. As the retention of securities and servicing assets is a non-cash component of our gain on sale of loans, this amount, net of the cash that can be provided by financing these assets, is shown as an adjustment to net cash earnings provided by operations. The ability to finance the assets is a key element in management’s decision to retain these assets.

      When evaluating the various sources and uses of cash, we consider cash used to grow our investments, and offsetting borrowings used to finance those investments, separate from the earnings of the Company. These cash flow uses are summarized in the Balance Sheet Financing section of the above analysis. As noted above, the primary use of cash during the nine months ended September 30, 2002 was the growth in our balance of loans held for sale and additional investments in trading securities.

      All transactions not relating to earnings or balance sheet growth are included in Other Corporate Activities. The primary use of cash in Other Corporate Activities in both 2002 and 2001 was the repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income

      Accumulated other comprehensive (loss) income (“AOCI”) was $(14.2) million at September 30, 2002, compared to $0.6 million at December 31, 2002. This change was a result of 1) the previously described transfer of securities classified as available for sale and 2) the decline in fair value of certain interest rate swaps designated as cash flow hedges of floating rate borrowings. AOCI is not a component of the determination of regulatory capital.

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

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. The OTS has accepted the Bank’s approach to conform to this guidance, which is based on the secondary market and rating agency securitization models. We segment the subprime loans into categories based on quantifiable, increasing risk levels. Category I includes all subprime loans with 1.0% to 1.5% estimated lifetime loss; Category II includes all subprime loans with 1.5% to 2.0% estimated lifetime loss; and Category III includes all subprime loans with greater than 2.0% estimated lifetime loss. These categories are risk-weighted for capital purposes at 150%, 200%, and 300%, respectively. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. The levels and balances within each level were as follows at September 30, 2002:

	9/30/02	Risk	Risk-Weighted	% Risk-Based	$ Risk-Based	% of Actual
	Balance	Weighting	Balances	Capital Req.	Capital Req.	Balances

Category I	$144,868	150.00%	$217,302	10%	$21,730	15%
Category II	11,272	200.00%	22,544	10%	2,254	20%
Category III	64,669	300.00%	194,007	10%	19,401	30%

Total subprime	$220,809		$433,853	10%	$43,385	20%

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as well-capitalized at September 30, 2002.

	As Reported	Adjusted for		IndyMac
	Pre-Subprime	Additional Subprime	Well-Capitalized	Required Capital
	Risk-Weighting	Risk-Weighting	Minimum	First 3 Years

Capital Ratios:
Tangible	10.15%	10.15%	2.00%	2.00%
Tier 1 core	10.15%	10.15%	5.00%	8.00%
Tier 1 risk-based	16.02%	15.02%	6.00%	6.00%
Total risk-based	16.85%	15.80%	10.00%	10.00%

      The ratios above do not include $54.7 million of unencumbered cash at IndyMac Bancorp that is available for contribution to the Bank’s regulatory capital. Including the excess capital held by the Bank and such cash, we had $221.7 million of total excess capital at September 30, 2002. Excess capital would increase to $333.4 million using the well-capitalized minimums that we will be subject to upon the expiration of our capital requirement described above.

      We believe that, under current regulations, the Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. The Bank’s regulatory capital compliance could be impacted, however, by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in the Bank’s mix of assets, interest rate fluctuations or significant changes in the economy in areas where the Bank has most of its loans. Any of these factors could cause our actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of the Bank to meet its future minimum capital requirements.

Business Model

      We are a savings and loan holding company. Our strategy is to be a leading provider and servicer of home mortgage loans. We offer a wide array of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers. We serve a wide range of customers, including consumers, mortgage brokers, mortgage bankers, community financial institutions, homebuilders and real estate professionals. To manage our various operations, we have aligned our business into two reportable operating segments: Mortgage Banking and Investment Portfolio.

Mortgage Banking Group

      The Mortgage Banking group is our core business. The Mortgage Banking group’s operations include the acquisition (purchase and origination), sale and securitization of mortgage loans secured by one-to-four family (“single-family”) residences. The Company acquires loans through four channels: business-to-business (“B2B”), business-to-consumer (“B2C”), and the business-to-realtor group (“B2R”) and homebuilder division (“HBD”). It also provides construction financing for single-family residences directly to individual consumers and builder construction financing activities for larger residential subdivision loans. The Mortgage Banking group derives its revenue primarily from gain on the sale of loans, net interest income, and fee income associated with the loans held for sale portfolio. The Company sells its loans through four distribution channels: government-sponsored enterprises (“GSEs”) (which then securitize or place the loans in their portfolios), whole loan sales, private-label securitizations, and sales internally to the Investment Portfolio group. One of our strategies is to reduce the period of time we hold loans before they are sold. We believe that the reduction in net interest income caused by a faster loan turnover rate should be more than offset by increases in gain on sale of loans.

Investment Portfolio Group

      The strategy of our Investment Portfolio group is: 1) to provide support for the Mortgage Banking group through its ability to invest in whole loans and retain assets from loan sales and securitizations, 2) to acquire loans, servicing and securities in the secondary market, and 3) to hedge the interest rate risk attendant with servicing related assets. Whether assets are retained from the Mortgage Banking group or purchased in the secondary market, assets must meet or exceed minimum targeted return requirements.

      The composition of the Investment Portfolio includes mortgage loans held for investment, mortgage-backed securities and MSRs. Mortgage-backed securities include agency and non-agency investment grade securities, non-investment grade securities and residuals. Mortgage loans held for investment are typically originated by and acquired from the Mortgage Banking group and transferred to the Investment Portfolio group for long-term investment, although the group may purchase loans in bulk from third party sellers. Such loans are typically prime quality adjustable-rate mortgage loans as the majority of fixed rate loans and subprime loans are securitized and sold. A limited portion of the loan portfolio may contain fixed rate mortgages, which are funded with liabilities that have maturities generally consistent with the expected average life of the loans.

      Mortgage-backed securities retained by the Investment Portfolio group are generated in connection with the Mortgage Banking group’s issuance of private-label securities and agency loan sales. Retained assets typically include MSRs, and to a lesser degree, AAA-rated and agency interest-only securities, non-investment grade securities and residuals. Senior securities created in connection with the Mortgage Banking group’s securitization activities are not usually retained in the Investment Portfolio group, however, the Investment Portfolio group may invest in such securities from time to time. In addition to retaining assets from IndyMac’s private-label securitizations and agency loan sales, the Investment Portfolio also purchases mortgage-backed securities issued by other lenders in the secondary mortgage market.

      The primary source of revenue for the Investment Portfolio is net interest income on loans and securities and service fee income from MSRs. Valuation changes related to MSRs (subject to lower of amortized cost or fair value limitations), AAA-rated and agency interest-only securities and the related hedges, including principal-only securities, are also recognized through earnings.

Key Operating Risks

      Like all businesses, we assume a certain amount of risk in order to earn our targeted returns on capital. The following is a summary of what we believe to be our current key operating risks. For further information on our key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2001.

Interest Rate Risk

      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our financial position and results of operations may be materially affected by changes in interest rates in various ways. While we have devised and implemented a comprehensive asset/liability management strategy that seeks, on an economic and an accounting basis, to mitigate significant fluctuations in our financial position and results of operations likely to be caused by market interest rate changes, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist among different types of assets, liabilities and hedge instruments) or its implementation will be successful in any particular interest rate environment.

Valuation Risk

      In connection with the loan sale process, we retain certain assets for which the secondary market is highly illiquid. As a result, valuations are derived using complex modeling, assumptions and judgments. These assets include, but are not limited to, AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. Although AAA-rated, interest-only securities are subject to valuation declines due to collateral prepayments. In addition, from time to time, we may acquire these types of securities from third party issuers. The fair value of these assets could vary significantly as market conditions change.

Credit Risk

      We have invested in various assets that contain elements of credit risk. These assets include loans, investment and non-investment grade securities and residuals. The investment and non-investment grade securities and residuals are collateralized by mortgage loans. While the majority of our loan collateral is secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest earned on the loan. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our mortgage loan portfolios. At September 30, 2002, the net balance of our home improvement and manufactured housing portfolios was $91.9 million. Further, we provide construction lending to consumers and developers to develop and build residential properties. Such asset types also have a higher risk profile than permanent mortgage loans.

      We also sell loans to GSEs and to outside investors. In these instances, we are subject to repurchase risk if representations and warranties made at the time of sale are violated. While we believe that our allowance for loan losses is adequate, there can be no guarantee that the amount reserved is sufficient to cover all potential losses resulting from such repurchases.

Liquidity Risk/Access to Capital Markets

      We finance a substantial portion of our assets through consumer deposits and borrowings from the FHLB. We also obtain financing from investment and commercial banks. There is no guarantee that these sources of funds will continue to be available to us, or that borrowings can be refinanced upon maturity.

      We utilize four sales channels to sell loans to the secondary market: whole loan sales, sales to the GSEs, private-label securitizations, and sales internally to the Investment Portfolio group. A disruption in the demand for mortgage-backed securities (either agency or private label) could adversely impact our ability to fund mortgage loans and our gains on sale, leading to a corresponding decrease in revenues and earnings. Likewise, a deterioration in the performance of our private-label securities could adversely impact the availability and pricing of future transactions.

Other Risks

      We are subject to various other risks including the fluctuating demand for mortgage loans. The demand for mortgage loans, historically, tends to decrease as interest rates increase. In addition, the banking industry, in general, is subject to various supervisory, monetary and fiscal policies and regulations, which include those determined by the OTS, the FDIC and the Federal Reserve Board. Depending on the nature of any new policies, such policies and regulations can have a negative impact on operations. Additionally, we are required to maintain minimum capital levels determined by the OTS. While historically we have been able to access the capital markets when necessary and currently have, on a consolidated basis, $221.7 million of capital in excess of our minimum regulatory requirement, there is no guarantee that we will be able to access the capital markets when or if a need for additional capital arises in the future. Also, a majority of our loan acquisitions are geographically concentrated in certain states, including California, New York, Florida and New Jersey. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease and delinquencies to increase, causing a corresponding decline in revenues. There are no guarantees as to our degree of success in managing loan portfolio concentrations, anticipating and taking advantage of technological advances, or executing upon our growth plans for our mortgage banking operations. Lastly, we could be adversely affected by economic downturns or business disruptions triggered by natural disasters, acts of war or terrorism.

Critical Accounting Policies

      Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies, that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (a) the valuation of AAA-rated and agency interest-only securities, (b) the valuation of MSRs, (c) the valuation of non-investment grade securities and residuals, (d) the methodology for determining our allowance for loan losses, and (e) the valuation of our secondary market reserve. Management discusses these critical accounting policies and related judgments with IndyMac’s audit committee and external auditors on a quarterly basis. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on the Company’s critical accounting policies, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2001.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      See “Overall Interest Rate Risk Management” above for quantitative and qualitative disclosure about market risk on page 19.

Item 1.     Financial Statements (Unaudited)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$164,708	$153,295
Securities classified as trading ($511.6 million and $182.5 million pledged as collateral for repurchase agreements at September 30, 2002 and December 31, 2001, respectively)	767,665	215,200
Mortgage-backed securities available for sale, amortized cost of $1.5 billion and $1.4 billion, respectively ($591.7 million and $81.6 million pledged as collateral for repurchase agreements at September 30, 2002 and December 31, 2001, respectively)	1,514,902	1,349,159
Loans receivable:
Loans held for sale
Prime	1,346,954	1,940,213
Subprime	66,241	140,550
HELOC	239,861	—
Consumer lot loans	45,611	—

Total loans held for sale	1,698,667	2,080,763
Loans held for investment
Mortgage	1,609,844	1,531,757
Builder construction	502,041	596,273
Consumer construction	786,126	725,200
Income property	69,491	58,616
HELOC	—	84,511
Allowance for loan losses	(53,871)	(57,700)

Total loans held for investment	2,913,631	2,938,657
Total loans receivable ($1.4 billion and $2.0 billion pledged as collateral for repurchase agreements at September 30, 2002 and December 31, 2001, respectively)	4,612,298	5,019,420
Mortgage servicing rights	278,041	321,316
Investment in Federal Home Loan Bank stock, at cost	108,856	99,996
Interest receivable	39,216	52,172
Goodwill and other intangible assets	34,795	35,637
Foreclosed assets	26,818	19,372
Other assets	345,673	231,744

Total assets	$7,892,972	$7,497,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$2,855,334	$3,238,864
Advances from Federal Home Loan Bank	1,949,753	1,999,378
Other borrowings	1,843,306	1,053,670
Trust preferred securities	116,683	116,287
Other liabilities	290,095	243,974

Total liabilities	7,055,171	6,652,173
Shareholders’ Equity
Preferred Stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 83,918,882 shares (55,959,469 outstanding) at September 30, 2002 and issued 83,312,516 shares (60,366,266 outstanding) at December 31, 2001	839	833
Additional paid-in-capital	1,006,927	996,649
Accumulated other comprehensive (loss) income	(14,179)	570
Retained earnings	342,111	234,314
Treasury stock, 27,959,413 shares and 22,946,250 shares at September 30, 2002 and December 31, 2001, respectively	(497,897)	(387,228)

Total shareholders’ equity	837,801	845,138

Total liabilities and shareholders’ equity	$7,892,972	$7,497,311

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Unaudited)

	(Dollars in thousands, except per share data)
Interest income
Mortgage-backed and other securities	$29,246	$31,489	$86,061	$93,515
Loans held for sale
Prime	32,660	43,791	92,089	120,305
Subprime	4,327	5,262	10,014	15,197
HELOC	3,004	801	3,004	1,951
Consumer lot loans	404	—	404	—

Total loans held for sale	40,395	49,854	105,511	137,453
Loans held for investment
Mortgage	23,318	34,900	81,888	105,939
Builder construction	8,743	13,419	28,474	42,542
Consumer construction	13,568	11,019	41,494	29,496
Income property	1,367	1,154	3,960	3,741
HELOC	—	21	3,124	21

Total loans held for investment	46,996	60,513	158,940	181,739
Other	1,537	1,254	4,904	4,366

Total interest income	118,174	143,110	355,416	417,073
Interest expense
Deposits	23,989	29,744	82,125	64,520
Advances from Federal Home Loan Bank	26,635	24,736	76,028	70,894
Borrowings	14,417	32,440	35,660	130,173
Trust preferred securities	2,758	—	8,271	—

Total interest expense	67,799	86,920	202,084	265,587

Net interest income	50,375	56,190	153,332	151,486
Provision for loan losses	2,700	5,700	10,454	17,726

Net interest income after provision for loan losses	47,675	50,490	142,878	133,760
Other income
Gain on sale of loans	77,279	59,866	226,025	161,779
Service fee income	3,593	7,304	17,820	21,672
Gain on mortgage-backed securities, net	7,674	1,695	3,387	780
Fee and other income	14,531	13,651	40,820	38,011

Total other income	103,077	82,516	288,052	222,242

Net revenues	150,752	133,006	430,930	356,002
Other expense
Operating expenses	88,995	73,224	249,251	199,159
Amortization of goodwill and other intangible assets	263	760	842	2,655

Total other expense	89,258	73,984	250,093	201,814

Earnings before provision for income taxes and cumulative effect of a change in accounting principle	61,494	59,022	180,837	154,188
Provision for income taxes	24,290	24,524	73,040	64,065

Earnings before cumulative effect of a change in accounting principle	37,204	34,498	107,797	90,123
Cumulative effect of a change in accounting principle	—	—	—	(10,185)

Net earnings	$37,204	$34,498	$107,797	$79,938

Earnings per share before cumulative effect of a change in accounting principle
Basic	$0.65	$0.57	$1.83	$1.47
Diluted	$0.64	$0.55	$1.78	$1.42
Earnings per share from cumulative effect of a change in accounting principle
Basic	$—	$—	$—	$(0.16)
Diluted	$—	$—	$—	$(0.16)
Earnings per share
Basic	$0.65	$0.57	$1.83	$1.31
Diluted	$0.64	$0.55	$1.78	$1.26
Weighted average shares outstanding
Basic	56,879	60,271	59,040	61,101
Diluted	58,375	62,543	60,727	63,458

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-in	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Unaudited)

	(Dollars in thousands)
Balance at December 31, 2000	62,176,316	$818	$920,205	$(2,603)	$117,926		$(308,453)	$727,893
Common stock options exercised	1,215,213	13	17,503	—	—	$—	—	17,516
Directors’ and officers’ notes receivable	—	—	(756)	—	—	—	—	(756)
Deferred compensation, restricted stock	41,750	—	1,590	—	—	—	—	1,590
401(k) contribution	55,622	—	1,450	—	—	—	—	1,450
Net gain on mortgage securities available for sale	—	—	—	16,113	—	16,113	—	16,113
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(4,799)	—	(4,799)	—	(4,799)
Dividend reinvestment plan	1,217	—	31	—	—	—	—	31
Purchases of common stock	(2,802,271)	—	—	—	—	—	(66,343)	(66,343)
Net earnings	—	—	—	—	79,938	79,938	—	79,938

Net change	(1,488,469)	13	19,818	11,314	79,938	$91,252	(66,343)	44,740

Balance at September 30, 2001	60,687,847	$831	$940,023	$8,711	$197,864		$(374,796)	$772,633

Balance at December 31, 2001	60,366,266	$833	$996,649	$570	$234,314		$(387,228)	$845,138
Common stock options exercised	583,669	6	9,397	—	—	$—	—	9,403
Directors’ and officers’ notes receivable	—	—	(379)	—	—	—	—	(379)
Deferred compensation, restricted stock	21,356	—	1,227	—	—	—	—	1,227
Net gain on mortgage securities available for sale	—	—	—	1,456	—	1,456	—	1,456
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(16,205)	—	(16,205)	—	(16,205)
Dividend reinvestment plan	1,341	—	33	—	—	—	—	33
Purchases of common stock	(5,013,163)	—	—	—	—	—	(110,669)	(110,669)
Net earnings	—	—	—	—	107,797	107,797	—	107,797

Net change	(4,406,797)	6	10,278	(14,749)	107,797	$93,048	(110,669)	(7,337)

Balance at September 30, 2002	55,959,469	$839	$1,006,927	$(14,179)	$342,111		$(497,897)	$837,801

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2002	2001

	(Unaudited)

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$107,797	$79,938
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Total amortization and depreciation	202,488	149,106
Gain on sale of loans	(226,025)	(161,779)
Gain on mortgage-backed securities, net	(3,387)	(780)
Provision for loan losses	10,454	17,726
Cumulative effect of a change in accounting principle	—	10,185
Net decrease in deferred tax	3,229	73,765
Net increase in other assets and liabilities	(60,123)	(124,909)

Net cash provided by operating activities before activity for trading securities and held for sale loans	34,433	43,252
Purchases of trading securities	(280,535)	—
Net (purchases) sales of and payments from loans held for sale	478,140	(1,122,400)

Net cash provided by (used in) operating activities	232,038	(1,079,148)

Cash flows from investing activities:
Net (purchases) sales of and payments from loans held for investment	(172,055)	179,180
Net (purchases) and payments from mortgage securities available for sale	(294,302)	(210,884)
Net increase in investment in Federal Home Loan Bank stock, at cost	(8,861)	(27,345)

Net cash used in investing activities	(475,218)	(59,049)

Cash flows from financing activities:
Net (decrease) increase in deposits	(383,536)	2,003,084
Net (decrease) increase in advances from Federal Home Loan Bank	(49,799)	416,891
Net increase (decrease) in borrowings	788,313	(1,249,924)
Net proceeds from issuance of common stock and exercise of stock options	10,284	19,984
Purchases of common stock	(110,669)	(66,343)

Net cash provided by financing activities	254,593	1,123,692

Net increase (decrease) in cash and cash equivalents	11,413	(14,505)
Cash and cash equivalents at beginning of period	153,295	67,867

Cash and cash equivalents at end of period	$164,708	$53,362

Supplemental cash flow information:
Cash paid for interest	$195,412	$271,960

Cash paid for income taxes	$25,341	$2,309

Supplemental disclosure of noncash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$(176,261)	$531,526

Net transfer of mortgage-backed securities available for sale to trading	$215,050	$263,274

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

      The consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank®, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The balance of trust preferred securities at December 31, 2001 was reclassified from mezzanine debt to liabilities to conform to the current period presentation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2 — Recently Adopted Accounting Pronouncement

      Effective January 1, 2002, goodwill is no longer amortized, but rather is assessed for impairment annually in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Upon adoption of SFAS 142 on January 1, 2002, the Company assessed its goodwill for impairment. The Company determined that no impairment was required to be recognized on its goodwill assets. IndyMac Bank’s core deposit intangible asset continues to be amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposit relationships acquired.

      Accumulated amortization of $3.1 million as of September 30, 2002 and $2.3 million as of December 31, 2001 was netted against our gross core deposit intangible asset of $7.7 million. Estimated amortization expense for our core deposit intangible asset is as follows for the years ended December 31, 2002 — $1.1 million; 2003 — $852 thousand; 2004 — $701 thousand; 2005 — $591 thousand; 2006 — $498 thousand; and 2007 — $469 thousand.

      Goodwill of $30.3 million as of January 1, 2002 was allocated to our segments as follows: Mortgage Banking — $1.5 million; Investment Portfolio — $0.3 million; and $28.5 million is included in “Other,” which includes our retail banking operations.

      Had goodwill amortization not been recognized during the nine months ended September 30, 2001, net earnings would have been $732 thousand higher than historically reported, and basic and diluted earnings per share would have been $0.01 higher than historically reported.

Note 3 — Segment Reporting

      Our reportable operating segments are Mortgage Banking, Investment Portfolio and Other. Prior to 2002, we also had a Builder Finance segment. Commencing in 2002, the Builder Finance segment was combined with the Mortgage Banking segment to align our builder-oriented business more closely with our mortgage banking activities by focusing our builder construction lending efforts on those homebuilders that have the highest likelihood of utilizing our technology to provide the related permanent mortgage loans to their customers. Segment information for 2001, including a change in the allocation method of interest expense to the operating segments, has been restated to conform to the current year presentation.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Mortgage Banking segment purchases conforming, jumbo and other non-conforming mortgage loans from business-to-business (“B2B”) customers, and funds loans directly to consumers (“B2C”). These loans are then either securitized through the issuance of mortgage-backed securities, sold to government-sponsored enterprises (“GSEs”), resold in bulk whole loan sales to investors, or transferred to and retained by our Investment Portfolio segment. The Mortgage Banking segment also administers the related construction advances for construction-to-permanent mortgage loans originated by or sourced through our B2B sellers and direct customers, as well as residential development and construction loans to builders. Additionally, Mortgage Banking operates a business-to-realtor (“B2R”) channel, LoanWorks.com®, which allows real estate professionals to utilize our technology to facilitate the mortgage loan process for their customers in the process of purchasing a home.

      The Investment Portfolio segment invests in single-family residential loans, mortgage securities and MSRs. The Investment Portfolio segment also actively hedges its MSRs and performs mortgage servicing activities.

      The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and included in Other below. Other also includes our retail banking operations.

      Segment information for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Mortgage	Investment
	Banking	Portfolio	Other	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2002
Net interest income (expense)	$42,142	$19,338	$(11,105)	$50,375
Net revenues (loss)	130,729	32,138	(12,115)	150,752
Net earnings (loss)	44,609	14,114	(21,519)	37,204
Three months ended September 30, 2001
Net interest income (expense)	$50,046	$25,105	$(18,961)	$56,190
Net revenues (loss)	123,947	29,972	(20,913)	133,006
Net earnings (loss)	47,274	15,470	(28,246)	34,498
Nine months ended September 30, 2002
Net interest income (expense)	$126,671	$63,223	$(36,562)	$153,332
Net revenues (loss)	390,370	81,868	(41,308)	430,930
Net earnings (loss)	139,457	32,708	(64,368)	107,797
Nine months ended September 30, 2001
Net interest income (expense)	$127,413	$67,953	$(43,880)	$151,486
Net revenues (loss)	329,905	76,036	(49,939)	356,002
Earnings (loss) before cumulative effect of a change in accounting principle	122,390	38,745	(71,012)	90,123
Cumulative effect of a change in accounting principle	21	(10,206)	—	(10,185)
Net earnings (loss)	122,411	28,539	(71,012)	79,938
Assets as of September 30, 2002	$3,337,040	$4,332,761	$223,171	$7,892,972

Item 4.	Controls and Procedures

      As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II.     OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Option Cancellation Agreement dated as of August 8, 2002 between IndyMac Bancorp and Michael W. Perry (incorporated by reference to Exhibit 99.1 to IndyMac Bancorp’s Form 8-K Current Report filed with the SEC on August 8, 2002).
10.2	Employment Agreement dated September 1, 2002 between IndyMac Bank and S. Blair Abernathy.
99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
99.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on October 30, 2002 for the nine months ended September 30, 2002.

INDYMAC BANCORP, INC.

By:	/s/ MICHAEL W. PERRY

Michael W. Perry
Vice Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ SCOTT KEYS

Scott Keys
Executive Vice President and
Chief Financial Officer

CERTIFICATION

      I, Michael W. Perry, Vice Chairman of the Board of Directors and Chief Executive Officer of IndyMac Bancorp, Inc. (“IndyMac Bancorp”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of IndyMac Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

/s/ MICHAEL W. PERRY

Michael W. Perry
Vice Chairman of the Board of Directors
and Chief Executive Officer

CERTIFICATION

      I, Scott Keys, Executive Vice President and Chief Financial Officer of IndyMac Bancorp, Inc. (“IndyMac Bancorp”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of IndyMac Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

/s/ SCOTT KEYS

Scott Keys
Executive Vice President
and Chief Financial Officer