Form 10-K
period 2002-12-31
INDYMAC BANCORP INC
filed 2003-03-12
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One) ☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-8972

INDYMAC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

155 North Lake Avenue, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 669-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value (including related preferred stock purchase rights)	New York Stock Exchange
WIRES Units (Trust Preferred Securities and Warrants)	New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑.

      Based on the closing price for shares of Common Stock as of June 30, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,332,092,474. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

      As of February 14, 2003, 54,892,357 shares of IndyMac Bancorp, Inc. Common Stock, $.01 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2003 Annual Meeting — Part III

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR INDYMAC BANCORP, INC.’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA (1)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT 4.12
EXHIBIT 10.15
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.23
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4

INDYMAC BANCORP, INC.

2002 FORM 10-K ANNUAL REPORT

INDYMAC BANCORP, INC.

2002 FORM 10-K ANNUAL REPORT

Item 1. and Item 7.

PART I

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Form 10-K may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our financial condition, results of operations, plans, objectives and future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties, including, among others, those identified in the “Key Operating Risks and Risk Factors That May Affect Future Results” discussions below, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     BUSINESS

      We are the holding company for a Federal Deposit Insurance Corporation (“FDIC”) insured savings and loan association. Deposits and advances from the Federal Home Loan Bank (“FHLB”) of San Francisco are two of our key funding sources. Our business model, however, differs significantly from that of most traditional savings and loan institutions. Our primary business is mortgage banking, while most traditional savings and loan associations focus on providing mortgage loans to homeowners in their immediate market areas, retaining more of the loans they originate in their portfolio and deriving most of their income from net interest earned on their mortgage loans. A mortgage banking company, in contrast, generally originates mortgage loans for sale to investors, and generally services such loans on an on-going basis for the investors. As such, a mortgage banking company has a higher asset turnover rate than a traditional savings and loan, and generates a higher portion of its income from gains on the sale of loans and servicing fees, and a lower portion from net interest income. Mortgage banking is a huge industry, with annual origination volume well in excess of two trillion dollars in 2002. The purpose of the discussion of our business model below is to summarize our business strategy, the key factors that drive our profitability and the key operating risks to our future profitability and liquidity.

      Countrywide Financial Corporation founded IndyMac (then known as Countrywide Mortgage Investments, Inc.) as a passive mortgage real estate investment trust (“REIT”) in 1985. In response to the global liquidity crisis in the fourth quarter of 1998 in which many non-regulated financial institutions, mortgage lenders and mortgage REITs were adversely impacted or did not survive, we determined that it would be advantageous to become a depository institution. The depository structure provides significant advantages in the form of diversified financing sources, the retention of capital to support growth and a strong platform for the origination of mortgages. Accordingly, on January 1, 2000 we terminated our status as a REIT and converted to a fully taxable entity and on July 1, 2000 we acquired SGV Bancorp, Inc. (“SGVB”), which then was the parent of First Federal Savings and Loan Association of San Gabriel Valley, a federal savings association. We contributed substantially all of our assets and operations to the subsidiary savings association, which we renamed IndyMac Bank, F.S.B. (“Bank”). Our affiliation with Countrywide was terminated in March 2000.

      References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “IndyMac,” or the “Company” refer to the parent company and its consolidated subsidiaries. Prior to July 2000, IndyMac Bancorp was named IndyMac Mortgage Holdings, Inc.

BUSINESS MODEL

      Our strategy is to be a leading provider and servicer of home mortgage loans. We offer many types of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers. We serve a wide range of customers, including consumers, mortgage brokers, mortgage bankers, community financial institutions, homebuilders and real estate professionals. According to the National Mortgage News, we were one of the top 25 originators of mortgage loans in the United States, with a market share of approximately 0.8% based on mortgage loan origination volume of $20.3 billion in 2002. Our strategic plan contemplates growth in our market share over the next five years. The environment of historically low interest rates over the past two years has been very favorable for mortgage bankers such as us. As the industry transitions to a higher interest rate environment, we could see lower levels of growth, or even a reduction, in earnings per share, given the volatility of the industry, in the short-run.

      We leverage our core mortgage banking expertise by investing in prime mortgage loans, mortgage-backed securities, and servicing-related assets through our Investment Portfolio operations. While these investments support our mortgage banking franchise, they also generate core interest income to diversify and stabilize our earnings base.

      We also offer retail banking products and services through our Web site at www.IndyMacbank.com, our telebanking operation and our Southern California branch offices. Our core strategy for our consumer bank has been focused primarily on building consumer relationships while marketing certificates of deposit and money market savings accounts.

      Mortgage banking is our core business. Our mortgage banking operations include the acquisition (purchase and origination), sale and securitization of mortgage loans secured by one-to-four unit single-family (“single-family”) residences. We acquire loans through business relationship customers as well as directly from consumers. Our business relationship customers include customers in the following channels: business-to-business (“B2B”), business-to-realtor (“B2R”), consumer construction (Home Construction Lending, or “HCL”) and our homebuilder division (“HBD”). Our direct to consumer channels include business-to-consumer (“B2C”) and the home equity line of credit (“HELOC”) division.

      Through December 31, 2002, all mortgage banking channels were combined from an operational standpoint as the Mortgage Banking group. As part of our five-year strategic plan for the years 2003-2007, we have realigned our consumer business units and our consumer banking operations to be managed as a combined consumer-direct division, which we refer to as the “Consumer Bank” beginning in 2003. The Consumer Bank will include the B2C and HELOC operations described below under “Mortgage Banking,” as well as the retail bank.

MORTGAGE BANKING

      We offer single-family residential mortgage products in all 50 states using a technology-based approach. Our ability to leverage our technology investment over multiple channels, products and customers creates an efficient, low-cost operating platform. Our Internet-based, e-MITS®1 (Electronic Mortgage Information and Transaction System) is an automated loan submission, underwriting, and risk-based pricing system that allows any of our mortgage loan customers, whether business or consumer, to conduct business with us electronically through our mortgage loan Internet sites. During 2002, 75% of the loan balance of mortgage loans we acquired was processed through e-MITS.

      We provide our Mortgage Banking customers with a range of choices designed to meet their financial needs. Our broad product line includes adjustable-rate mortgages (“ARMs”) offering borrowers multiple payment options, and fixed-rate mortgages, both conforming and non-conforming (a conforming loan is one that meets the minimum loan size and other criteria for inclusion in the guarantee programs of Fannie Mae (“FNMA”) or the Federal Home Loan Mortgage Corporation (Freddie Mac or “FHLMC”)). We also offer subprime loans, construction financing for single-family residences provided directly to individual consumers, builder construction financing facilities for larger residential subdivision loans and home equity lines of credit (“HELOCs”).

1 Patent pending.

      When we have accumulated a sufficient volume of loans with similar characteristics, generally $100 million to $500 million in principal amount, we resell the loans in the secondary market. The length of time between when we purchase a mortgage loan and when we sell or securitize the mortgage loan generally ranges from ten to 90 days, depending on factors such as loan volume by product type and market fluctuations in the prices of mortgage-backed securities. One of our strategies is to reduce the period of time we hold loans before they are sold. On average during 2002, we sold loans within 44 days of purchase or origination, compared to 60 days during 2001. The faster loan turnover rate provides for a more efficient use of our capital, which results in a higher return on average equity.

      Our mortgage banking revenue consists primarily of gain on the sale of loans, net interest income, and fee income associated with the loans held for sale. We sell our loans through three distribution channels to the secondary market: government sponsored enterprises (“GSEs”), principally FNMA and FHLMC; whole loan sales; and private-label securitizations. Additionally, we transfer a small amount of our loans to our Investment Portfolio, which currently consists primarily of ARM loans.

Business-to-Business (“B2B”)

www.IndyMacB2B.com

      Our B2B channel was responsible for 78% of our total production during 2002. B2B acquires mortgage loans primarily from mortgage brokers and, to a lesser degree, small mortgage bankers and community financial institutions. When acquiring mortgage loans, we generally purchase the rights to “service” the mortgage loans (as described below). When we sell the loans, we may either retain the related servicing rights and service the loans through our Home Loan Servicing division or sell those rights. See “Loan Servicing Operations” below. B2B’s production volume includes both purchases and originations. Originations are defined as loans that are generated by the mortgage broker, but closed in our name (also referred to as “table funded” loans).

      B2B has a centralized group that targets customers based on their loan production volume, product mix and projected revenue to us. This sales force is responsible for maintaining and increasing loan production from these customers by marketing B2B’s strengths, which include a “one stop shop” for all products, competitive pricing and response time efficiencies in the loan purchase process through our e-MITS underwriting process and high customer service standards.

      During 2002, to continue our emphasis on increasing production capacity and geographic penetration to build market share, the B2B division opened a new regional center in Kansas City, Missouri. With this new center, along with the Pasadena and Sacramento California centers and the centers in New Jersey and Georgia, the B2B division currently has five regional centers. Looking ahead, we plan to open additional centers as a way of increasing geographic penetration to gain market share in target markets, improving customer service, and improving operational efficiencies.

Business-to-Realtor (“B2R”)

www.LoanWorks.com

      Through our LoanWorks® brand, we serve real estate professionals who are interested in cross-selling mortgage loans as an additional service to their home purchase clients. We have focused this relatively new channel on three states as we build the model and metrics for this business, which is targeted on the home purchase loan market. LoanWorks.com allows real estate agents to utilize our Web-based e-MITS technology as their in-house mortgage processing center and their online origination management system.

      B2R’s marketing focus on real estate agents includes participation in local real estate forums, trade shows, seminars and continuing education courses aimed at individual real estate agents, and advertising in national and regional trade publications. Although B2R is currently small in comparison to the B2B and B2C divisions, we believe the B2R channel provides a strong growth opportunity as it leverages our existing technology and infrastructure and recognizes the important role that realtors play in the home purchase mortgage process.

Home Construction Lending (“HCL”)

http://HCL.IndyMacBank.com

      Our Home Construction Lending division offers a variety of residential construction programs through brokers and directly to consumers. Through our streamlined e-MITS online application process, HCL offers a single-close construction-to-permanent loan that provides borrowers with the funds to build a primary residence or vacation home. HCL customers have convenient online access to construction funds and loan information at any time. When the home is completed, the loan automatically converts to a permanent 30- or 15- year loan, which we typically sell, without any additional costs or closing documents required. The product represents a hybrid activity between our portfolio lending and our mortgage banking activities.

Homebuilder Division (“HBD”)

http://Builder.IndyMacBank.com

      During 2001, we decided to substantially restructure and refocus our business of lending to subdivision lenders. The primary focus of our homebuilder division is to generate single-family residential mortgage loans. Our strategy includes developing relationships with homebuilders through direct customer contact and program presentations, as well as drawing upon existing construction lending builder relationships and industry contacts. Similar to our B2R strategy, the generation of mortgage loans through homebuilders provides a strong growth opportunity in the home purchase loan market.

      We also provide construction financing for residential subdivision developers through this division, with a focus on those homebuilders that have committed to utilizing our e-MITS technology to provide permanent mortgage loans to their customers when they sell the completed residence. We have limited this activity to eight states (California, Illinois, Nevada, Utah, Arizona, Colorado, Washington, and Oregon), where we have historically realized strong returns and have long standing relationships with the builders. A substantial portion of our builder construction loans also carry the guarantee of the builder. Builder construction loans are typically based on prime interest rates.

Business-to-Consumer (“B2C”)

www.IndyMacMortgage.com

      The B2C channel originates mortgage loans on a centralized basis using multiple marketing channels, including direct originations through our Web site, which is supported by our e-MITS technology, indirect Internet leads provided by various multi-lender or Internet-based marketing firms, customer referral and portfolio refinance leads, direct mail and telemarketing, affinity relationships, and community lending through our ten consumer bank branches.

      Our highly rated B2C Web site offers a wide range of home loan products directly to consumers nationwide. This site enables consumers to apply for a mortgage loan, obtain loan approvals, lock in an interest rate and receive a printable approval letter, all online, and all within minutes. The Web site also features online loan status information, daily rate comparisons to major competitors, and a quick mortgage rate pricing tool. Through B2C’s telemarketing operations and sales force and our Southern California retail banking branch network, loan consultants counsel consumers with respect to the loan application process, process loan applications utilizing our e-MITS technology and make lending decisions, providing a streamlined loan application process.

HELOC Division

www.Apply.IndyMacBank.com

      During 2002, we established a business unit to focus on the production of prime quality home equity lines of credit, or HELOCs. Our HELOC product offers consumers access to their credit line through both equity checks and a Visa® credit card. The HELOC product was incorporated into our e-MITS platform late in 2001. In addition to marketing through IndyMac’s B2B and B2C customer base, the HELOC division cross-

markets to our existing mortgage and banking consumer customers and began a direct mail marketing campaign to the general public in the fourth quarter of 2002. While production through direct marketing was small relative to the total HELOC production during the fourth quarter, we expect that our direct marketing efforts will contribute substantially to HELOC production in the future.

Loan Sales and Securitizations

      We sell the majority of the mortgage loans that we originate or purchase. The loans are sold on a non-recourse basis, but we make certain representations and warranties concerning the loans. We generally retain the servicing rights with respect to loans sold to the GSEs (primarily Fannie Mae and Freddie Mac). The credit losses on these loans are absorbed by the GSEs. We pay guarantee fees to the GSEs to compensate them for their assumption of credit risk. We have recently begun selling loans to the FHLB of San Francisco, for which we retain the servicing rights. Loans sold to the FHLB typically contain a risk-sharing arrangement in which we benefit from the performance of the loans sold. This benefit is typically less than 10 basis points of the loan amount sold and is recorded as a residual security classified as trading. We also sell loans on a whole-loan basis to institutional investors who typically acquire the related loan servicing rights.

      We also sell loans through private-label securitizations. Loans sold through private-label securitizations include principally prime non-conforming loans and subprime loans. The securitization process involves the sale of the loans to one of our wholly owned bankruptcy remote special purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or securitization trusts. The third party investors or the securitization trusts have no recourse to our assets or us and have no ability to require us to repurchase their securities. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we could be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special purpose entities,” which meet the legal isolation criteria of Statement of Financial Accounting Standards No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and are therefore not consolidated for financial reporting purposes.

      In addition to the cash the securitization trust pays for the loans, we often retain certain interests in the securitization trust as payment for the loans. These retained interests may include mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, subordinated classes of securities, residual securities, cash reserve funds, or an overcollateralization account. Other than AAA-rated interest-only securities and MSRs, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. We are entitled to receive full payment on most of these retained interests only after the third party investors are repaid their investment plus interest; but, we may receive current payments if there is excess cash in the securitization trust. Our ability to obtain repayment of our residual interests depends solely on the performance of the underlying mortgage loans. Material adverse changes in performance of the loans, including actual credit losses and prepayment speeds, may have a significant adverse effect on the value of these retained interests.

      We usually retain the servicing function for the securitized mortgage loans. See description of servicing operations below under the caption “Loan Servicing Operations.” As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. This servicing fee is calculated and payable on a monthly basis. We may also be entitled to receive additional servicing compensation, such as late payment fees or prepayment penalties. Our servicing fees have priority in payment over the senior classes of securities issued by the securitization trusts.

      In our servicer capacity, we usually retain an option to purchase the remaining loans if the amount of outstanding loans falls to a level, commonly 10% of the original balance, at which the cost of servicing becomes burdensome in relation to the benefits we receive as servicer. These options are commonly referred to as “clean-up calls.” We typically do not exercise our right to call unless the fair value of the outstanding loans we would acquire would exceed the cost to acquire such loans.

      In addition to securitization trusts, we use Net Interest Margin (“NIM”) trusts, from time to time, to securitize our interest in residual securities from prior or recently completed securitization transactions. NIM trusts issue bonds to outside investors secured by the residual securities we contribute to the trusts. The cash proceeds from the sale of the NIM bonds to investors are paid to us by the NIM trusts as payment for the residual securities. The NIM bonds are obligations of the NIM trusts and are collateralized only by the residual securities. We are not obligated to make any payments on the bonds. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities. We receive cash flows from our retained interests in the NIM trusts once the bonds issued to the investors are fully paid off. At December 31, 2002, these NIM trusts held assets valued at $66.9 million and our retained interests in these NIM trusts are valued at $24.5 million. The bonds issued on one of the NIM trusts were fully paid off in January 2003 and our retained interest in this NIM trust was valued at $12.3 million at December 31, 2002. Our retained interests in the NIM trusts are included as a component of securities classified as trading securities on our consolidated balance sheets.

INVESTMENT PORTFOLIO

Investments

      To generate continuing earnings that are more stable and complement the Mortgage Banking Group, we invest in residential mortgage loans, mortgage securities, U.S. Treasury securities and MSRs either retained in connection with our mortgage banking activities or purchased in the secondary mortgage market. The strategy of our Investment Portfolio is to: 1) provide support for our mortgage banking divisions through its ability to invest in whole loans and retain assets from loan sales and securitizations, 2) acquire loans, servicing and securities in the secondary market, and 3) hedge the interest rate and prepayment risks attendant with servicing-related assets. At December 31, 2002, total assets of our Investment Portfolio were $4.7 billion, of which 43% were residential mortgage loans, 34% were mortgage securities available for sale (“AFS securities”), 16% were trading securities, and 7% were MSRs. Our policy is that all of our Investment Portfolio assets, including assets acquired from the Mortgage Banking Group, must meet or exceed minimum targeted return requirements.

      Mortgage loans held for investment are originated or acquired through our mortgage banking activities and transferred to the Investment Portfolio for long-term investment. Such loans are typically prime loans as the majority of the subprime loans originated by Mortgage Banking are securitized in private transactions or sold to GSEs. Investment Portfolio invests in loans for which it can earn an acceptable return on equity, currently investing primarily in ARMs in order to minimize interest rate risk, and loan products which we believe the market does not properly price. We may also retain all or a portion of the loans acquired through our exercise of clean-up calls as these loans are generally high quality, seasoned loans that generate an above market yield.

      A substantial portion of the servicing related assets retained by the Investment Portfolio are generated in connection with issuances of private-label securities and agency loan sales by our Mortgage Bank. Retained assets typically include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, non-investment grade securities and residuals. In addition to retaining assets from our private-label securitizations and agency loan sales, the Investment Portfolio also purchases mortgage-backed securities issued by other lenders in the secondary mortgage market. At December 31, 2002, 94% of the investment securities portfolio was comprised of AAA-rated securities, 2% of other investment grade securities and 4% of non-investment grade securities and residuals. Our investment grade securities include AAA-rated and agency interest-only securities, agency mortgage-backed securities and debentures, and other mortgage-backed securities. In addition to hedging the AAA-rated and agency interest-only securities portfolio, the Investment Portfolio also manages and hedges our investment in MSRs. Substantially all MSRs were created in connection with our mortgage banking activities and include both primary and master servicing, as further discussed below. However, we may purchase MSRs from other servicers if we believe the investment will generate appropriate returns.

      The primary sources of revenue for the Investment Portfolio are net interest income on loans and securities and service fee income from MSRs. Valuation changes related to MSRs (subject to lower of amortized cost or fair value limitations), AAA-rated and agency interest-only securities and their related hedges are also recognized through earnings. Periodically, trading gains or losses may also be recognized through earnings, although trading is not a core Investment Portfolio activity.

Loan Servicing Operations

      At December 31, 2002, through our Home Loan Servicing operation in Kalamazoo, Michigan, we serviced $29.1 billion of mortgage loans, of which $3.3 billon were owned by us. The servicing portfolio includes servicing for prime and subprime loans, home equity lines of credit, manufactured housing loans and home improvement loans.

      Servicing of mortgage loans includes: collecting loan payments; responding to customers’ inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance; making physical inspections of the mortgaged property, as necessary; counseling delinquent mortgagors; modifying loans; supervising foreclosures and liquidation of foreclosed property; performing required tax reporting; and other loan administration functions necessary to protect investors’ interests and comply with applicable laws and regulations. Servicing operations also include remitting loan payments, less servicing fees, to trustees and, in some cases, advancing delinquent borrower payments to investors, subject to a right of reimbursement.

      Master servicing includes collecting loan payments from servicers of loans (including third parties) and remitting loan payments, less master servicing fees, to trustees for the related securitizations. As master servicer, we monitor the primary servicer’s compliance with our servicing agreements and we are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any servicer. The master servicer may permit or require the servicer to contract with approved subservicers to perform some or all of the servicer’s duties, but the servicer retains its servicing obligations.

      As of December 31, 2002, we were the master servicer for $4.9 billion of prime and subprime mortgage loans, of which $2.3 billion was serviced on a primary basis by third party servicers.

RETAIL BANKING

      Through our Web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information and pay their bills conveniently from any computer terminal. Consumers can also conduct transactions through our telebanking operation or in one of our Southern California branches. Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts.

KEY OPERATING RISKS

      Like all businesses, we assume a certain amount of risk in order to earn returns on our capital. The following is a summary discussion of key operating risks. For further information on these and other key operating risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

VALUATION RISK

      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, rather than third party market quotations or sale information to value such assets. The assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 6% of total assets and 67% of total equity at December 31, 2002. The fair value of these assets could vary significantly as market conditions change.

CREDIT RISK

      Our Investment Portfolio consists primarily of loans for investment, and non-investment grade securities and residuals collateralized by mortgage loans. We also provide construction lending to consumers and developers to build residential properties which have a higher risk profile than permanent mortgage loans. While the majority of our loans are secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest earned on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our mortgage loan portfolios. At December 31, 2002, the book value of these portfolios was $88.2 million, net of reserves.

      We also sell loans to GSEs and to outside investors. In these instances, we are subject to repurchase risk in the event of breaches of representations or warranties we make in connection with the loan sales. While we have established what we believe to be adequate secondary marketing reserves, there can be no guarantee that the amount reserved is sufficient to cover all potential losses resulting from such repurchases.

LIQUIDITY RISK/ ACCESS TO CAPITAL MARKETS

      We finance a substantial portion of our assets through consumer deposits insured by the FDIC and through borrowings from the FHLB of San Francisco. We also obtain financing from investment banks. There is no guarantee that these sources of funds will continue to be available to us, or that our borrowings can be refinanced upon maturity, although we are not aware of any trends, events or uncertainties that we believe are reasonably likely to cause a decrease in our liquidity from these sources.

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

GOVERNMENTAL REGULATION AND MONETARY POLICY

      The banking industry in general is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation, supervision, and examination by financial regulatory authorities covering all aspects of their organization, management and operations. The Office of Thrift Supervision (“OTS”) and the FDIC are the primary federal regulatory agencies for us and our affiliated entities. In addition to their regulatory powers, these two agencies also have significant enforcement authority that they can use to address unsafe and unsound banking practices, violations of laws, and capital and operational deficiencies. Accordingly, the actions of those governmental authorities responsible for regulatory, fiscal and monetary affairs can have a significant impact on the activities of financial services firms such as ours. Our operations are also subject to regulation at the state level, including a variety of consumer protection provisions. Banking institutions are further affected by the various monetary and fiscal policies of the U.S. government, which can influence financial regulatory actions.

COMPETITION

      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to mortgage-backed securities issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be less than 1%. A number of our competitors have significantly larger market share and financial resources. While we believe our small market share creates opportunities for growth, there is no assurance that we can effectively compete with these entities.

      The GSEs have made and we believe will continue to make significant technological and economic advances to broaden their customer bases. When the GSEs contract or expand, there are both positive and negative impacts on our mortgage banking lending operations. As GSEs expand, additional liquidity is brought to the market, and loan products can be resold more quickly. Conversely, expanding GSEs increase competition for loans, which may reduce profit margins on loan sales. We seek to address these competitive pressures by making a strong effort to maximize our use of technology, by diversifying into other mortgage products that are less affected by GSEs, and by operating in a more cost-effective manner than our competitors. There can be no assurance that these efforts will be successful.

      The primary competition for our Mortgage Banking activities comes from banks and other financial institutions and mortgage companies. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.

OTHER RISKS

      We are subject to various other risks, including changes in the demand for mortgage loans, which historically tends to decrease as interest rates increase. Also, a majority of our loan acquisitions are geographically concentrated in certain states, including California, New York, Florida and New Jersey. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease and delinquencies to increase, causing a corresponding decline in revenues. Lastly, there are no guarantees as to our degree of success in managing loan portfolio concentrations, anticipating and taking advantage of technological advances, or executing upon our growth plans for our mortgage banking operations.

REGULATION AND SUPERVISION

GENERAL

      As a savings and loan holding company, IndyMac Bancorp is subject to regulation by the OTS under the savings association holding company provisions of the federal Home Owners’ Loan Act (“HOLA”). As a federally chartered and insured savings association, we are subject to regulation, supervision and periodic examination by the OTS, which is the primary federal regulator of savings associations, and the FDIC, in its role as federal deposit insurer. The primary purpose of regulatory examination and supervision is to protect depositors, financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies. The following summary is not intended to be a complete description of the applicable laws and regulations or their effects on us, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

REGULATION OF INDYMAC BANK

General

      We are required to file periodic reports with the OTS concerning our activities and financial condition. The OTS has substantial enforcement authority with respect to savings associations, including authority to bring enforcement actions against a savings association and any of its “institution-affiliated parties,” which term includes directors, officers, employees, controlling shareholders, agents and other persons who participate in the conduct of the affairs of the institution. The FDIC has “backup” enforcement authority over us and has the power to terminate a savings association’s FDIC deposit insurance. In addition, we are subject to regulations of the Federal Reserve Board relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, and availability of funds for deposit customers.

Qualified Thrift Lender Test

      Like all savings associations, we are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on our operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on our ability to branch interstate and IndyMac Bancorp’s mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. We are currently and expect to remain in compliance with QTL standards.

Regulatory Capital Requirements

      OTS capital regulations require savings associations to satisfy three capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), less goodwill and other disallowed assets. An association’s ratio of Tier 1 core capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity qualifying noncumulative nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

      The above capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements for a savings association to be considered a “well-capitalized institution” as defined in the “prompt corrective action” regulation described below. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater. Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of the association’s allowance for loan losses, must be equal to at least 6% of risk-weighted assets. As a condition to the OTS’ approval of the acquisition of SGVB in July of 2000, we have been required by the OTS to hold Tier 1 core capital at 8% for three years following the consummation of the transaction and to maintain a well-capitalized risk-based capital portion. We currently meet all of the requirements of a “well-capitalized institution” as well as the additional capital condition to the OTS approval of the SGVB acquisition.

      The OTS regulations contain prompt corrective action provisions that require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

Insurance of Deposit Accounts

      Deposits of the Bank are presently insured by the Savings Association Insurance Fund (“SAIF”), which is administered by the FDIC, up to $100,000 per depositor. The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, a savings association’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. Insurance of deposits may be terminated by the FDIC upon a finding that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

Capital Distribution Regulations

      OTS regulations limit “capital distributions” by savings association, which include, among other things, dividends and payments for stock repurchases. A savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the proposed declaration of dividend or the approval by the association’s board of directors of the proposed capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.

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

Community Reinvestment Act and the Fair Lending Laws

      Savings associations are examined under the Community Reinvestment Act (“CRA”) and related regulations of the OTS on the extent of their efforts to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act, together known as the “Fair Lending Laws,” prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. Enforcement of these regulations has been an important focus of federal regulatory authorities and of community groups in recent years. A failure by us to comply with the provisions of the CRA could, at a minimum, result in adverse action on branch and certain other corporate applications, and regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. We obtained an overall “Satisfactory” rating during our most recent CRA evaluation.

Privacy Protection

      The OTS has adopted privacy protection regulations which require each savings association to adopt procedures to protect consumers’ and customers’ “nonpublic personal information.” It is our policy not to share customers’ information with any unaffiliated third parties, except as expressly permitted by law, or to allow third party companies to provide marketing services on our behalf, or under joint marketing agreements between us and other unaffiliated financial institutions. In addition to federal laws and regulations, we are required to comply with any privacy requirements prescribed by California and other states in which we do business that afford consumers with protections greater than those provided under federal law.

FEDERAL INCOME TAX CONSIDERATIONS

      We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions. Through December 31, 1999, IndyMac Bancorp elected to be taxed as a REIT under the Internal Revenue Code. As a result of this election, IndyMac Bancorp was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to its shareholders. IndyMac Bancorp converted from a REIT to a fully taxable entity, effective January of 2000.

EMPLOYEES

      As of December 31, 2002, we had 3,223 full-time equivalent employees, including 482 temporary employees. We believe that we have generally good relations with our employees. Our turnover rate was 27% during 2002, which is comparable to our industry as a whole according to the Mortgage Bankers Association of America.

WEB SITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION FILINGS

      All reports filed electronically by us with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on our Web site at www.indymacbank.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

ITEM 2.     PROPERTIES

      Our significant leased properties are as follows:

		Approximate	Principal Lease
Purpose	Location	Square Feet	Expiration

Corporate Headquarters/ Administration	155 North Lake, Pasadena, California	192,400	2010
Mortgage Banking Headquarters	3465 Foothill Blvd, Pasadena, California	141,800	2011
B2C Headquarters and Operations	Irvine, California	75,000	2004
Home Loan Servicing	Kalamazoo, Michigan	33,000	2003
Regional Mortgage Banking Center	Sacramento, California	27,000	2006
Regional Mortgage Banking Center	Marlton, New Jersey	22,000	2006
Regional Mortgage Banking Center	Atlanta, Georgia	26,000	2006
Regional Mortgage Banking Center	Kansas City, Missouri	33,000	2009
Consumer Banking Operations	Five locations in Southern California	18,000	2003-2010
Other Sales Offices	Five locations in various states	15,000	2003-2004

      In addition to the above leased office space, we own five buildings, containing an aggregate of approximately 60,000 square feet in Southern California that are used as banking offices. We also own a building in La Mirada, California with 16,500 square feet, which houses our information technology data center.

ITEM 3.     LEGAL PROCEEDINGS

      We are involved in litigation resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on our results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the quarter ended December 31, 2002.

PART II

ITEM 5.     MARKET FOR INDYMAC BANCORP, INC.’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

STOCK INFORMATION

      IndyMac Bancorp Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “NDE.”

      The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of IndyMac Bancorp Inc.’s common stock for the years ended December 31, 2002 and 2001.

	2002		2001

	High($)	Low($)	High($)	Low($)

First Quarter	25.95	21.97	30.00	23.45
Second Quarter	26.89	22.16	30.00	21.69
Third Quarter	23.85	17.55	28.92	21.37
Fourth Quarter	20.20	16.14	28.95	20.00

      During the years ended December 31, 2002 and 2001, we repurchased 6.2 million and 3.4 million shares, respectively.

      As of February 14, 2003, 54,892,357 shares of IndyMac Bancorp Inc.’s common stock were held by 1,978 shareholders of record.

DIVIDEND POLICY

      In January of 2003, our Board of Directors reestablished a policy of declaring cash dividends. We intend to pay an annual dividend of $0.40 per share in 2003 in quarterly increments of $0.10 per share, subject to the Board’s continuing review of our results of operations, financial condition, capital requirements, market conditions and other relevant factors in future periods. IndyMac’s Board of Directors declared the first cash dividend of $0.10 per share under the reestablished policy, payable March 13, 2003 to shareholders of record on February 13, 2003. This represents a yield to shareholders of approximately 2% based on the market price for our stock as of December 31, 2002.

      Our principal source of funds for the payment of dividends is dividends we receive from the Bank. The payment of dividends by the Bank is subject to regulatory requirements and review. See the caption “Capital Distribution Regulations” above for further information.

EQUITY COMPENSATION PLANS INFORMATION

	(a)	(b)	(c)
Number of securities remaining
available for future issuance
	Number of securities to	Weighted-average	under equity compensation
	be issued upon exercise	exercise price of	plans (excluding securities
Plan Category	of outstanding options	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	11,159,592	$18.95	1,647,901
Equity compensation plans not approved by security holders	—	—	—

Total	11,159,592	$18.95	1,647,901

ITEM 6. SELECTED FINANCIAL DATA (1)

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Operating Results for the Year
Interest income	$477,104	$544,940	$442,750	$356,555	$541,583
Interest expense	267,816	342,318	283,355	185,623	355,359

Net interest income before provision for loan losses	209,288	202,622	159,395	170,932	186,224
Provision for loan losses	16,154	22,022	15,974	16,446	35,892
Net gain (loss) on sale of loans and securities	305,239	236,541	124,054	(10,010)	(28,964)
Other income (loss), net	76,933	80,999	69,623	3,944	(60)
Equity in earnings (loss) of IndyMac, Inc.	—	—	—	2,109	(58,232)

Net revenues	575,306	498,140	337,098	150,529	63,076
Total other expenses	345,146	281,593	196,018	34,600	29,286

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Earnings before provision for income taxes	230,160	216,547	141,080	115,929	33,790
Provision for income taxes(2)	86,767	89,974	23,154	—	—

Earnings before cumulative effect of a change in accounting principle	143,393	126,573	117,926	115,929	33,790
Cumulative effect of a change in accounting principle	—	(10,185)	—	—	—

Net earnings	$143,393	$116,388	$117,926	$115,929	$33,790

Pro forma provision for income taxes(3)				48,373

Pro forma net earnings(3)				$67,556

Per Share Data
Basic earnings per share before cumulative effect of a change in accounting principle(3)	$2.47	$2.07	$1.73
Diluted earnings per share before cumulative effect of a change in accounting principle(3)	$2.41	$2.00	$1.69
Pro forma basic earnings per share(3)				$0.87
Pro forma diluted earnings per share(3)				$0.86
Dividends declared per share	$—	$—	$—	$1.36	$1.79
Book value per share at December 31	$15.50	$14.00	$11.71	$11.02	$11.01
Closing price per share	$18.49	$23.38	$29.50	$12.75	$10.56
Average Common Shares (in thousands)
Basic	58,028	60,927	68,343	77,596	69,983
Diluted	59,592	63,191	69,787	78,290	70,092
Shares Outstanding at December 31 (in thousands)	54,829	60,366	62,176	75,077	74,694
Balance Sheet Data at December 31
Securities	$2,339,093	$1,564,359	$1,154,303	$471,231	$235,032
Loans held for sale, net	2,227,683	2,080,763	1,420,772	615,243	1,555,656
Loans held for investment, net	3,910,887	2,938,657	2,560,885	2,428,098	2,722,398
Mortgage servicing rights	300,539	321,316	211,127	—	—
Total assets	9,574,454	7,497,311	5,740,204	3,726,522	4,851,152
Deposits	3,140,502	3,238,864	797,935	—	—
Advances from Federal Home Loan Bank	2,721,783	1,999,378	1,264,457	—	—
Borrowings	2,491,715	1,053,670	2,850,189	2,863,973	3,986,390
Trust preferred securities	116,819	116,287	—	—	—
Shareholders’ equity	849,965	845,138	727,893	827,530	822,103
Performance Ratios
Return on average equity	16.6%	15.3%	14.5%	7.9%	4.0%
Return on average assets	1.8%	1.6%	2.4%	1.5%	0.5%

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Net interest income to pretax income (before cumulative effect of a change in accounting principle)	90.9%	94.2%	113.0%	147.5%	551.1%
Average cost of funds	4.14%	5.53%	7.11%	5.89%	6.15%
Net interest margin	2.89%	3.09%	3.50%	3.86%	2.60%
Efficiency ratio(4)	58%	53%	57%	23%	46%
Operating expenses to loan production	1.65%	1.59%	1.92%	0.50%	0.20%
Balance Sheet and Asset Quality Ratios
Debt to equity ratio(5)	10.3:1	7.9:1	6.9:1	3.5:1	4.9:1
Capital used to generate a dollar of net revenue(6)	$1.46	$1.46	$2.41	$5.66	$13.37
Capital adjusted efficiency ratio(7)	85%	78%	137%	130%	615%
Core capital ratio(8)	8.70%	9.16%	8.27%	N/A	N/A
Risk-based capital ratio(8)	14.03%	14.59%	12.26%	N/A	N/A
Average equity to average assets	10.9%	10.7%	16.6%	21.8%	12.9%
Equity to total assets at year end	8.9%	11.3%	12.7%	22.2%	16.9%
Non-performing assets to total assets	1.05%	1.55%	1.98%	3.39%	2.21%
Allowance for loan losses to total loans held for investment	1.30%	1.96%	2.30%	2.22%	1.88%
Allowance for loan losses to non-performing loans	79.8%	59.6%	60.4%	51.7%	51.4%
Allowance for loan losses to net charge-offs	214.4%	247.8%	541.3%	362.8%	418.2%
Provision for loan losses to net charge-offs	68.3%	94.6%	146.7%	117.7%	296.4%
Other Selected Items
Shares repurchased during the periods (in thousands)	6,184	3,364	13,939	4,542	—
Average repurchase price per share	$21.27	$23.42	$16.65	$13.94	$—
Dividend payout ratio	0.0%	0.0%	0.0%	91.8%	371.3%
Loans serviced (in millions)	29,139	23,127	15,393	10,093	—
Loan production(9)	20,882	17,549	10,097	6,980	14,413
Loans sold	16,825	13,901	7,524	6,445	12,125
Gain on sale of loans margin	1.79%	1.65%	1.64%	1.54%	0.79%

(1)	For the years ended December 31, 2001 and 2000, the consolidated financial statements include the accounts of IndyMac Bancorp and its wholly owned subsidiary, IndyMac Bank. Prior to January of 2000, one of IndyMac’s subsidiaries, IndyMac, Inc. was not consolidated with IndyMac Bancorp for financial reporting or tax purposes, but was accounted for under the equity method. Effective January of 2000, IndyMac Bancorp purchased all of IndyMac, Inc.’s outstanding common stock. Beginning January of 2000, IndyMac, Inc. was consolidated into the financial statements of IndyMac Bancorp as a wholly owned subsidiary.

(2)	The provision for income taxes in 2000 was reduced by a one-time tax benefit totaling $36.1 million due to the termination of our REIT status.

(3)	In accordance with Securities and Exchange Commission Staff Accounting Bulletin 55 (“SAB 55”), historical net income for 1999 has been adjusted for the pro forma provision for income taxes calculated assuming we were fully taxable. Pro forma earnings per share are similarly presented for the year ended December 31, 1999, reflecting the pro forma effect of the change in our tax status to a fully taxable entity effective in January of 2000. In accordance with SAB 55, historical net income per share is not presented, as it is not meaningful based upon our conversion from a REIT to a fully taxable entity effective January of 2000.

(4)	Defined as non-interest expenses, excluding amortization of goodwill and other intangible assets, divided by net interest income and other income.

(5)	Debt includes deposits.

(6)	Average equity divided by net interest income and other income.

(7)	Efficiency ratio multiplied by the capital required to generate a dollar of net revenue.

(8)	IndyMac Bank, F.S.B. (excludes cash at holding company available for investment in IndyMac Bank).

(9)	Includes newly originated commitments on construction loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a leading mortgage banking company. Our broad customer base includes consumers, mortgage brokers, mortgage bankers, community financial institutions, homebuilders and real estate professionals. We offer a wide range of home mortgage products using a technology-based approach. Mortgage banking operations are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking operations include gain on sale of mortgage loans, fee income and net interest income during the period loans are held pending sale. Investment portfolio activities consist primarily of investments in single-family residential mortgage loans, also referred to as SFRs, mortgage securities and MSRs. We also provide loans to consumers and to subdivision developers to construct single-family residences. The portfolio activities tend to provide a more stable source of revenues, comprised primarily of net interest income and servicing fees. See “Item 1. Business” for further descriptions of our operating segments.

      The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the notes thereto and the other information incorporated by reference herein.

OPERATIONS

LOAN PRODUCTION AND SALES

      During the year ended December 31, 2002, we produced $20.9 billion of loans, which was a 19% increase over the $17.5 billion of loans produced during the year ended December 31, 2001. Total production by product type and channel was as follows:

	Year Ended December 31,
			Variance
	2002	2001	Percent

	(Dollars in millions)
Volume by Product
Prime (1)
Agency conforming	$4,032	$2,867	41%
Alt-A and jumbo	12,723	11,247	13%
Government — FHA/ VA	163	158	3%
Subprime (1)	1,379	962	43%
Home Equity Lines of Credit (2)	401	88	356%
Consumer construction (2)	1,578	1,173	35%

Subtotal mortgage production	20,276	16,495	23%

	Year Ended December 31,
			Variance
	2002	2001	Percent

	(Dollars in millions)
Subdivision construction commitments	606	1,054	(43)%

Total production volume	$20,882	$17,549	19%

Total Production — Volume by Channel
Business-to-Business (B2B)	$16,208	$13,948	16%
Business-to-Consumer (B2C)	3,406	2,261	51%
Business-to-Realtor (B2R)	537	281	91%
Homebuilder Division	125	5	nm

Subtotal mortgage production	20,276	16,495	23%
Subdivision construction commitments	606	1,054	(43)%

Total production volume	$20,882	$17,549	19%

Mortgage — Web-based Production
B2B	$13,363	$12,522	7%
B2C	1,128	934	21%
B2R	537	281	91%
Homebuilder Division	116	5	nm

Total Web-based production	$15,144	$13,742	10%

Refinances as a % of Total Fundings:
B2B	67%	56%	20%
B2C	91%	88%	3%
B2R	60%	53%	13%
Total refinanced loans as a % of total prime and subprime fundings	72%	61%	18%
Cash-out refinanced loans as a % of total refinanced loans	55%	59%	(7)%
Mortgage Pipeline at Year End(3)	$4,723	$3,516	34%

(1)	Fundings

(2)	New commitments

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

      We sold $16.8 billion and $13.9 billion of loans during the years ended December 31, 2002 and 2001, respectively. Our gain on sale of loans increased 31% during the year 2002 to $300.8 million, from $229.4 million in 2001. The increase in the gain on sale was a result of the 21% increase in loans sold, as well as the 8% increase in profit margin, net of hedging gains and losses.

      We hedge the interest rate risk inherent in our pipeline of mortgage loans held for sale. In a period of declining interest rates, hedging has the effect of reducing the gain on sale of our mortgage loans. In a period of rising rates, hedging protects us from deterioration in our net loan sale margin. The table below illustrates the impact of our pipeline hedging activities.

	Year Ended December 31,

	2002	2001	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$511	$296	73%
Gross loan sale margin before hedging	3.04%	2.13%	43%
Hedging losses	$(210)	$(67)	213%
Net gains on sale	$301	$229	31%
Net loan sale margin after hedging	1.79%	1.65%	8%

      In addition to the gain on sale, we earn net interest and fee income on our mortgage loans held for sale. We believe it is important to look at the entire mortgage banking revenue stream in evaluating performance as these components may vary in differing interest rate environments and sale strategies. The following table shows the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on the sale of loans, net interest income (refer to “Note 25: Segment Reporting” in the accompanying notes to the consolidated financial statements for further information on our method of allocating interest expense to the operating segments), and fee income by the amount of loans sold:

	Year Ended December 31,

		% of loans		% of loans
	2002	sold	2001	sold

	(Dollars in thousands)
Gain on sale of loans	$300,800	1.79%	$229,444	1.65%
Net interest income	87,989	0.52%	63,315	0.46%
Fee income	41,315	0.25%	36,420	0.26%

Total mortgage banking revenue	$430,104	2.56%	$329,179	2.37%

Loans sold	$16,825,419		$13,901,061

      The following table shows the distribution channels through which we sold loans.

	Year Ended December 31,

		Distribution		Distribution
	2002	Percentages	2001	Percentages

	(Dollars in millions)
Sales to GSEs(1)	$9,103	50%	$8,684	60%
Private-label securitizations	6,255	35%	1,792	12%
Whole loan sales	1,467	8%	3,425	24%

Subtotal sales	16,825	93%	13,901	96%
Investment Portfolio acquisitions(2)	1,344	7%	638	4%

Total loan distribution	$18,169	100%	$14,539	100%

(1)	Government-sponsored enterprises, principally FNMA and FHLMC.

(2)	Loan production that we elected to retain in our investment portfolio.

      The percentage of loans sold through securitizations increased substantially in 2002 compared to 2001 due to enhanced liquidity in the residential mortgage backed securitization market, which resulted in better execution being achieved more often through securitizations as compared to whole loan sales. We believe that it is important to have the flexibility to sell loans across all of these channels. Having a diverse distribution strategy enhances our ability to obtain the best execution on our sales of mortgage loans and reduces our risk to exposure if one or more of these channels become disrupted.

      In conjunction with the sale of mortgage loans in private-label securitization and GSE transactions, we generally retain certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, non-investment grade securities and residual securities (“servicing related assets”). The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $300.8 million in gain on sale of loans earned during the year ended December 31, 2002 included the retention of $342.4 million of servicing-related assets. More information on the valuation assumptions related to our retained assets can be found under “Valuation of Servicing-Related Assets” below.

Mortgage Production by Channel

      Our primary mortgage production channel is our business-to-business (B2B) channel through which we acquire loans from mortgage brokers, mortgage bankers and community financial institutions. The next largest channel is our direct-to-consumer channel (B2C), which markets to consumers on a decentralized basis through our Web site at IndyMacMortgage.com, links to other Web-based marketers and direct mail and telemarketing. In addition to these two key channels, we produce mortgage loans through real estate agents (B2R-LoanWorks), through our retail branch network, and through relationships with homebuilders.

      Following is a breakdown of the production in our largest channel, B2B.

B2B Channel

	Year Ended December 31,

			Variance
	2002	2001	Percent

	(Dollars in millions)
Production
Wholesale(1)	$9,377	$8,505	10%
Correspondent(1)	3,596	4,225	(15)%
HELOC	232	45	416%
Consumer Construction	1,577	1,173	34%

Subtotal wholesale/correspondent operations	14,782	13,948	6%
B2B — Conduit operations(1)	1,426	—	nm

Total B2B	$16,208	$13,948	16%

Percent of wholesale/correspondent operations via Web	90%	90%	0%
Other Information
Active Customers(2)	3,693	3,550	4%
Sales and Marketing Personnel	228	209	9%
Cost per funded loan (bps)	83	81	2%

(1)	Wholesale refers to loans that we fund on behalf of mortgage brokers. Correspondent production refers to the purchase of closed loans from mortgage bankers and conduit operations refers to the purchase by us of closed loans on a bulk basis.

(2)	Active customers are defined as those mortgage brokers that actually funded a loan with us during the year plus new mortgage brokers during the year that may not yet have completed a loan funding with us.

Residential Construction Lending

      We provide construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction).

      With respect to consumer construction, the primary product is a construction-to-permanent mortgage loan. This product provides financing for the 9-12 month term of construction and automatically rolls to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and our mortgage banking activities. We earn net interest income during the construction phase and when the loan converts to permanent status the loan is transferred into our pipeline of mortgage loans held for sale. These loans are typically fixed-rate loans. Consumer construction loans outstanding at December 31, 2002 were $875.3 million, up 21% compared to the amount at December 31, 2001. We market our consumer construction products nationwide, primarily through our B2B channel, but also through all of our other distribution channels.

      We work with homebuilders in selected markets to provide our mortgage loan products. With respect to builder construction financing, our focus is directed to those homebuilders that provide our mortgage loans to their customers when they sell the completed residence. We also have a targeted geographic focus in this product centered on eight states (California, Illinois, Nevada, Utah, Arizona, Colorado, Washington, Oregon) where we have a strong history of performance and established homebuilder relationships. We typically price our builder construction loans at a spread over prime interest rates. Builder construction loans outstanding at December 31, 2002 were $482.4 million, down 19% compared to December 31, 2001, as a result of narrowing our focus to targeting the product in eight core states. A substantial portion of our builder construction loans also carry the guarantee of the builder.

      The following tables present further information on our construction loan portfolios.

	Year Ended December 31,

	2002		2001

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Construction loans	$875,335	$482,408	$725,200	$596,273
Mortgage loans	81,885	123,066	145,410	181,690
Outstanding Commitments	1,531,011	1,104,160	1,319,035	1,403,355
Average construction loan commitment	415	1,982	404	1,988
Non-performing loans	10,320	17,651	6,954	28,401
Yield	7.61%	7.11%	8.04%	11.20%
Fixed-rate loans	94%	1%	100%	14%
Adjustable-rate loans	—%	96%	—%	86%
Hybrid adjustable-rate loans	6%	3%	—%	—%

		Additional Information as of December 31, 2002

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan to value ratio(1)	73%		68%
Average FICO score(2)	707		N/A
Geographic distribution(3)
Southern California	35%	Southern California	10%
Northern California	23%	Northern California	19%
New York	7%	Illinois	18%
Hawaii	3%	Utah	3%
Florida	3%	Texas	2%
Colorado	3%	Georgia	2%
Other	26%	Other	16%

Total Consumer Construction	100%	Total Builder Construction	100%

(1)	The average loan to value ratio is based on the estimated appraised value of the completed project compared to the outstanding balance at December 31, 2002.

(2)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime. For information related to our balance of non-performing assets and related credit reserves, see discussion below under “Credit Risk and Reserves.”

FICO scores are not calculated for corporate entities and are therefore not applicable for the builder construction portfolio.

(3)	Geographic distribution is based on outstanding balances. Some projects are continuing to be built out in states in which we no longer actively solicit new loans.

      The table below indicates the contractual maturities of our construction loans as of December 31, 2002:

		After One but	Total Unpaid
	Due Within	Within Five	Principal
	One Year	Years	Balance

	(Dollars in thousands)
Builder construction loans	$371,155	$115,154	$486,309
Consumer construction loans	865,383	7,851	873,234

Total construction loan portfolio	$1,236,538	$123,005	$1,359,543

B2C Channel

	Year Ended December 31,

			Variance
	2002	2001	Percent

	(Dollars in millions)
Production
Web-based Production
Direct at www.indymacmortgage.com	$763	$539	42%
Indirect Web-based leads	250	372	(33)%
Cross-marketing and Portfolio Refinancing	1,824	1,117	63%
Direct Telemarketing and Affinity Relationships	425	204	108%
Retail banking branches	144	29	397%

Total	$3,406	$2,261	51%

Other Information
Marketing costs (in thousands)	$7,515	$5,436	38%
Marketing cost per funded loan (dollars)	$430	$450	(4)%
Cost per funded loan (bps)	172	185	(7)%

      The strong increase in the B2C channel production in 2002 is attributable to the strong mortgage refinance environment, with mortgage interest rates at historically low levels. At this time, the B2C channel is more closely associated with the refinance environment, both from the perspective of refinancing the customers of our servicing portfolio and because consumers are more willing to refinance an existing mortgage over the Web. Our experience to date has been that consumers in the process of purchasing a new home are significantly influenced in their mortgage decision by their real estate agent. Our B2B channel is more closely aligned to the purchase market as these lenders tend to have established relationships with realtors. Our B2R and homebuilder channels, while still relatively small, are also expected to align our production more closely with consumers seeking a mortgage to finance the purchase or construction of a home and are expected to help to mitigate the cyclicality of the B2C channel should interest rates rise.

HELOC Unit

      During 2002, we established a business unit to focus on the production of prime quality home equity lines of credit, or HELOCs. Our HELOC product offers consumers access to their credit line through both equity checks and a Visa® credit card. The HELOC product was incorporated into our e-MITS platform late in 2001. In addition to marketing through our B2B and B2C customer base, the HELOC division cross-markets to our existing mortgage and banking consumer customers and began a direct mail marketing campaign to the general public late in the fourth quarter of 2002. While production through direct marketing was small relative to the total HELOC production during the fourth quarter, we expect that our direct marketing efforts will contribute substantially to HELOC production in the future. We believe that HELOCs will be an attractive way for consumers to access equity in their homes when the current refinance cycle ends. This product is expected to be counter-cyclical to the traditional mortgage banking cycle and help provide stability to our earnings.

      The following table presents information on our HELOCs as of and for the quarters ended December 31, 2002 and September 30, 2002.

	Quarter Ended

	December 31,	September 30,	Variance
	2002	2002	Percent

	(Dollars in thousands)
HELOC production	$141,589	$118,746	19%
Outstanding balance	$312,881	$239,861	30%
Average balance	$270,445	$202,263	34%
Outstanding commitment	$459,537	$333,248	38%
Average spread over prime	1.78%	2.11%	(16)%
Average FICO score	711	705	1%
Average CLTV ratio(1)	78%	78%	—%

	Additional information as of December 31, 2002

(Dollars in thousands)
	Total	Average Loan			30+ Days
	Commitment	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
greater than or equal to 91 & less than or equal to 100	$79,374	$49	3.44%	714	0.49%
greater than or equal to 81 & less than or equal to 90	152,724	48	2.20%	696	0.68%
greater than or equal to 71 & less than or equal to 80	114,160	82	0.93%	714	0.78%
greater than or equal to 61 & less than or equal to 70	49,112	87	0.92%	719	0.21%
less than or equal to 60	64,167	81	0.86%	731	0.13%

Total	$459,537

(1)	The CLTV combines the loan to value on both the first and second trust deeds.

INVESTMENT PORTFOLIO ACTIVITIES

      The composition of the Investment Portfolio includes mortgage loans held for investment, mortgage-backed securities, U.S. Treasury securities and MSRs. The following table sets forth the balances associated with each of these portfolios.

	Year Ended December 31,

	2002	2001

	(Dollars in thousands)
SFR mortgage loans held for investment	$2,022,020	$1,204,657

Mortgage-backed and U.S. Treasury securities:
Trading securities
U.S. Treasury securities	282,219	—
AAA-rated non-agency securities	101,185	—
AAA-rated principal-only securities	79,554	4,096
AAA-rated agency securities	25,055	—
AAA-rated and agency interest-only securities	187,060	211,104
Other investment grade securities	9,114	—
Other non-investment grade securities	2,956	—
Non-investment grade residual securities	78,740	—

Subtotal — trading securities	765,883	215,200
Available for sale securities
AAA-rated non-agency securities	1,406,321	1,170,960
AAA-rated agency securities	123,269	89,752
Other investment grade securities	39,258	40,042
Non-investment grade residual securities	—	43,123
Other non-investment grade securities	4,362	5,282

Subtotal — available for sale securities	1,573,210	1,349,159

Total mortgage-backed and U.S. Treasury securities	2,339,093	1,564,359
Mortgage servicing rights	300,539	321,316

Total	$4,661,652	$3,090,332

Percentage of securities portfolio rated investment grade	96%	97%
Percentage of securities portfolio rated AAA	94%	94%

      The following table shows the Investment Portfolio’s average net returns, which are calculated by dividing the sum of net interest income after allocated interest expense and provision for loan losses, service fee income and related net gains or losses by the average balance of Investment Portfolio assets. Service fee income includes gross service fee income, amortization of MSRs, valuation adjustments, and net hedging gains and losses. Included in gross service fee income is reinvestment income, prepayment and late fee income, net of compensating interest paid to borrowers and investors.

	Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Net interest income after provision for loan losses	$68,138	$74,922
Service fee income	19,197	28,963
Gain on mortgage-backed securities, net	4,439	7,097
Average balance of Investment Portfolio’s interest-earning assets and MSRs	3,702,686	3,095,375
Investment Portfolio return on interest-earning assets and MSRs	2.48%	3.59%

      The returns on our Investment Portfolio were lower in 2002 than in 2001 primarily as a result of the cumulative impact of accelerated prepayments in the third and fourth quarters of this year. Higher yielding assets have been replaced with lower yielding assets in the current low interest rate environment. In addition, the repricing of the financing liabilities tends to lag the repricing of the assets in a duration matched portfolio during periods of faster than expected prepayments, which has the effect of compressing the net interest margin. Similarly, as prepayments shorten the expected duration of the portfolio of MSRs, the discount rate decreases relative to the shorter life of the asset. All other things being equal, we expect that the performance of our investment portfolio will improve as interest rates rise and prepayments slow to more normal levels.

Mortgage Loans Held for Investment

      Our portfolio of mortgage loans held for investment is comprised of single-family residential mortgage loans, with a concentration of adjustable-rate loans to manage interest rate risk in funding these assets. The following table shows the composition of this portfolio and relevant credit quality characteristics.

	December 31,

	2002	2001

	(Dollars in thousands)
SFR mortgage loans held for investment	$2,022,020	$1,204,657
Average loan size	$227	$167
Non-performing loans	$25,102	$37,248
Estimated average life in years(1)	3.36	3.00
Estimated average duration in years(2)	1.39	1.85
Yield	6.53%	7.98%
Fixed-rate mortgages	23%	32%
Adjustable-rate mortgages	28%	39%
Hybrid adjustable-rate mortgages	49%	29%

Additional Information as of December 31, 2002

Average FICO score	710
Average loan to value ratio	71%
Geographic distribution:
California	64%
New York	5%
Florida	3%
Colorado	2%
New Jersey	2%
Other	24%

Total	100%

(1)	Represents the estimated length of time, on average, the portfolio will remain outstanding.

(2)	Average duration measures the value volatility of an instrument in response to changes in interest rates and the corresponding changes in prepayments.

Mortgage-Backed Securities and U.S. Treasury Securities

      Our portfolio of mortgage-backed securities and U.S. Treasury securities totaled $2.3 billion and $1.6 billion at December 31, 2002 and December 31, 2001, respectively. We invest in high quality mortgage-backed securities and U.S. Treasury securities to provide a stable source of net interest income. At December 31, 2002, 94% of the portfolio was AAA-rated with expected average lives ranging from one month to five years. All securities are recorded at fair value. Securities that we consider as hedges of our AAA-rated and agency interest-only securities, residual securities and MSRs are carried as trading securities in order to reflect changes in their fair values in current income. In addition, AAA-rated and agency interest-only securities and non-investment grade residual securities are classified as trading so that the accounting reflects the economic hedging activities. All other mortgage-backed securities are classified as available for sale.

      We estimate the fair value of our other investment grade and non-investment grade mortgage-backed securities based on market information, when available, or with discounted cash flow techniques using assumptions for credit losses, prepayment rates, and market yield requirements. For those securities used as hedges on our AAA-rated and agency interest-only securities, residual securities or MSRs, adjustments to the carrying value of the security are recorded through earnings (trading securities) while adjustments to the carrying value of all other securities (available for sale) are recorded as a component of other comprehensive income in shareholders’ equity.

      The fair value of other investment grade and non-investment grade securities by credit rating as of December 31, 2002 and 2001 follows:

	Current	Discount
	Face	to Face	Amortized	Fair
	Value	Value	Cost	Value

		(Dollars in thousands)
December 31, 2002

Investment grade mortgage-backed securities
AA	$20,900	$(111)	$20,789	$22,133
A	2,352	(131)	2,221	2,445
BBB	18,978	(1,073)	17,905	18,450
BBB-	5,668	(378)	5,290	5,344

Total other investment grade mortgage-backed securities	$47,898	$(1,693)	$46,205	$48,372

Non-investment grade mortgage-backed securities
BB	$4,251	$(772)	$3,479	$3,661
B	877	(532)	345	351
CCC	9,462	(6,507)	2,955	2,955
NR	877	(533)	344	351

Total other non-investment grade mortgage-backed securities	$15,467	$(8,344)	$7,123	$7,318

December 31, 2001

Investment grade mortgage-backed securities
AA	$21,341	$(125)	$21,216	$21,103
A	2,382	(142)	2,240	2,307
BBB	14,605	(696)	13,909	14,037
BBB-	2,712	(194)	2,518	2,595

Total other investment grade mortgage-backed securities	$41,040	$(1,157)	$39,883	$40,042

Non-investment grade mortgage-backed securities
BB	$12,676	$(7,831)	$4,845	$4,845
CC	11,061	(10,624)	437	437

Total other non-investment grade mortgage-backed securities	$23,737	$(18,455)	$5,282	$5,282

      Of the total investment at December 31, 2002, $39.8 million was collateralized by prime loans, $12.9 million by subprime loans and $3.0 million by manufactured housing loans.

      During the third quarter of 2002, we reclassified our portfolio of non-investment grade residual securities from the available for sale to the trading classification. This reclassification was done so that our accounting results would more closely match our economic hedging activities. We also transferred to the trading from the available for sale classification certain AAA-rated non-agency securities that are intended to hedge the interest rate risk associated with residual securities. The transfer of residual securities from available for sale to trading resulted in a $4.0 million reclassification from accumulated other comprehensive income to gain on mortgage-backed securities. We no longer intend to hold any residual securities as available for sale. All new residuals will be recorded as trading securities.

      The following table sets forth certain information regarding the weighted average yields and remaining contractual maturities of our mortgage-backed securities portfolio as of December 31, 2002:

			More than		More than
			One Year		Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Mortgage-backed securities
AAA-rated interest-only securities	$—	—	$1,538	6.40%	$2,417	4.53%	$183,105	6.71%	$187,060	6.68%
AAA-rated principal-only securities	—	—	—	—	118	5.10%	79,436	4.93%	79,554	4.93%
AAA-rated agency securities	—	—	400	9.04%	—	—	147,924	4.83%	148,324	4.84%
AAA-rated non-agency securities	—	—	—	—	—	—	1,507,506	4.14%	1,507,506	4.14%
Other investment grade mortgage-backed securities	—	—	—	—	260	13.09%	48,112	7.15%	48,372	7.18%

Total investment grade mortgage-backed securities	—	—	1,938	6.94%	2,795	5.35%	1,966,083	4.54%	1,970,816	4.54%
Non-investment grade residual securities	—	—	—	—	—	—	78,740	22.05%	78,740	22.05%
Other non-investment grade mortgage-backed securities	—	—	—	—	—	—	7,318	11.57%	7,318	11.57%

Total non-investment grade mortgage-backed securities	—	—	—	—	—	—	86,058	21.16%	86,058	21.16%

Total mortgage-backed securities	$—	—	$1,938	6.94%	$2,795	5.35%	$2,052,141	5.23%	$2,056,874	5.24%

      Given prepayments on the underlying collateral of our mortgage-backed securities, we do not expect our mortgage-backed securities to remain outstanding throughout their contractual maturity periods. Therefore, contractual maturity is not a relevant measure of the timing of our future expected cash flows. Actual economic cash flows are expected to be received much sooner.

AAA-Rated and Agency Interest-Only Securities and Residuals

      We evaluate the carrying value of our AAA-rated and agency interest-only securities and residual securities by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual and non-investment grade securities.

      A rollforward of the AAA-rated and agency interest-only securities and residual securities for the years ended December 31, 2002 and 2001 follows:

	Year Ended December 31,

	2002	2001

	(Dollars in thousands)
AAA-rated interest-only securities
Beginning balance	$211,104	$258,241
Retained investments from securitizations	36,389	10,186
Transfers from MSRs	71,144	—
Cash received net of accretion	(51,961)	(59,411)
Valuation (losses) gains	(79,616)	2,088

Ending balance	$187,060	$211,104

Residual securities
Beginning balance	$43,123	$41,672
Retained investments from securitizations	73,944	25,188
Purchases	—	25,449
Sales	(19,000)	(30,850)
Cash received net of accretion	(21,715)	(16,904)
Valuation gains (losses)	2,388	(1,432)

Ending balance	$78,740	$43,123

      During 2002, we modified our agreement with one of the GSEs, resulting in the bifurcation of the fee we retain to service loans sold to the GSE. Previously, the entire contractual servicing fee was capitalized on the balance sheet as MSRs. Under the new agreement, the contractual servicing fee is separated into a reduced servicing fee of 25 basis points (the base servicing fee) and an excess yield certificate/agency interest-only security for amounts above the base servicing fee. The base servicing fee continues to be capitalized as MSRs, while the excess yield certificate is now included in trading securities and accounted for similar to the AAA-rated interest only securities. While the amount of the total servicing fees and related cash flow expected to be derived from servicing the loans were not impacted by the modification, the change in balance sheet classification will result in two primary benefits. First, the excess yield certificate will be marked to market through the income statement, and will no longer be subject to the lower of cost or market limitations applicable to MSRs. This will directly align the hedge accounting treatment for the asset with actual economic hedging results. Second, the excess yield certificate is now risk weighted at 100% for regulatory capital purposes instead of the higher requirement for MSRs. During 2002, we reclassified $71.1 million of capitalized MSRs to trading securities pursuant to this agreement.

Mortgage Servicing and Mortgage Servicing Rights

      In addition to our own loans, we serviced $25.8 billion of mortgage loans owned by others at December 31, 2002 with a weighted average coupon of 7.52% and were the master servicer on $4.9 billion of mortgage loans. The table below shows the activity in the master and primary servicing portfolios during the year ended December 31, 2002.

	Master	Primary

	(Dollars in millions)
Unpaid principal balance at December 31, 2001	$9,582	$19,890
Additions	—	16,610
Clean-up calls	(127)	(32)
Loan payments	(4,586)	(10,649)

Unpaid principal balance at December 31, 2002	$4,869	$25,819

      MSRs related to these servicing portfolios totaled $300.5 million as of December 31, 2002 and $321.3 million as of December 31, 2001, reflecting a decrease of $20.8 million, due to the fact that impairment (before hedge gains) and amortization related to these assets combined with the transfer of $71.1 million in capitalized excess servicing fees to AAA-rated and agency interest-only securities, exceeded the value of new additions. The table that follows shows the activity in our MSRs.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of period	$321,316	$211,127	$140,309
Net additions	225,982	229,825	117,453
Transfers to AAA-rated and agency interest-only securities	(71,144)	—	—
Scheduled amortization	(68,228)	(68,716)	(35,040)
Deferred hedging gains	—	—	(19,735)
Provision for valuation/impairment	(107,387)	(50,920)	8,140

Balance at end of period	$300,539	$321,316	$211,127

      At December 31, 2002, the valuation allowance related to MSR impairment totaled $179.6 million. Historically, in most instances, we have been able to substantially offset impairment losses with hedging gains.

      As Master Servicer for our various securitizations, we retain the right to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10%, of the original balance. When the fair value of remaining loans exceeds expected costs to exercise the call, we will typically exercise our option. During 2002, we acquired $124.2 million in loans pursuant to clean-up calls. Based on our estimates of prepayments in our securitization trusts, we anticipate that approximately $1 billion in loans will be eligible for clean-up calls during 2003. These loans typically have interest rates above current market rates, and as such, can be sold for gains or retained as attractive portfolio investments. A portion of the loans we acquire pursuant to clean-up calls will be delinquent or non-performing. Thus, it is possible that the absolute levels of non-performing loans held by us may increase temporarily between the time of the call exercise and the disposition of these loans.

Valuation of Servicing-Related Assets

      MSRs, AAA-rated and agency interest-only securities and residual securities are recorded at fair market value; MSRs are further subject to lower of cost or market limitations. The assumptions used to value our servicing-related assets and residual securities at December 31, 2002 and December 31, 2001 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
December 31, 2002
AAA-rated and agency interest- only securities	$187,060	$14,214,229	7.77%	0.53%	38.5%	2.48	23.6%	8.7%	N/A

Prime residual securities	$33,400	$2,968,794	7.51%	1.44%	35.5%	0.78	18.9%	15.2%	0.7%
Sub-prime residual securities	45,340	$1,968,041	9.54%	4.21%	30.3%	0.55	32.1%	27.1%	2.8%

Total non-investment grade residual securities	$78,740

Master servicing(3)	$14,582	$4,868,804	8.26%	0.10%	53.3%	2.99	22.3%	11.3%	N/A
Primary servicing(4)	285,957	$25,819,447	7.52%	0.33%	40.4%	3.37	22.0%	9.5%	N/A

Total mortgage servicing rights	$300,539

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
December 31, 2001
AAA-rated interest-only securities	$211,104	$8,943,350	7.55%	0.81%	31.9%	2.91	16.9%	11.6%	N/A

Prime residual securities	$16,887	$850,311	8.08%	1.98%	17.8%	1.00	20.7%	18.0%	0.8%
Sub-prime residual securities	26,236	$1,995,668	10.28%	4.17%	32.5%	0.32	34.5%	28.3%	2.3%

Total non-investment grade residual securities	$43,123

Master servicing(3)	$27,218	$9,581,919	8.36%	0.10%	40.9%	2.84	18.8%	17.3%	N/A
Primary servicing(4)	294,098	$19,889,540	8.28%	0.45%	29.2%	3.28	19.9%	12.6%	N/A

Total mortgage servicing rights	$321,316

(1)	We expect that prepayment speeds will be higher in the short term and lower in the long term based on the market forward curve for interest rates rising over the average life of the asset. The assumed 3-month prepayment speeds at December 31, 2002 were 39.7%, 40.3%, and 35.0% for AAA-rated and agency interest-only securities, prime residual securities, and subprime residual securities, respectively, and 40.3% and 36.2% for master and primary servicing, respectively.

(2)	Actual cumulative loss rate totaled 0.09% and 1.16% for prime and subprime residual securities, respectively, at December 31, 2002 and 0.16% and 0.72%, respectively, at December 31, 2001.

(3)	The master servicing portfolio includes loans that are part of the primary servicing portfolio with an unpaid principal balance of $2.6 billion and $5.0 billion at December 31, 2002 and 2001, respectively.

(4)	Loans sold with servicing retained only; does not include a total of $3.3 billion and $2.9 billion in IndyMac-owned loans, manufactured housing loans, and loans subserviced for others on an interim basis at December 31, 2002 and 2001, respectively.

      The lifetime prepayment speeds represent the annualized constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only securities, we project prepayment rates using four-factor prepayment models which incorporate the relative weighted average note rate, seasoning, seasonality and burn out of the pool of loans relative to expectations of future rates implied by the forward LIBOR/swap curve.

      The weighted average multiple for MSRs, AAA-rated and agency interest-only and residual securities represents the book value divided by the product of collateral balance and interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples.

      The decrease in discount yields for AAA-rated and agency interest-only securities, prime residual securities and MSRs is primarily due to the lower interest rate environment in existence at December 31, 2002 and reduced option costs attendant with lower rates, as calculated by our valuation models. In addition, the significant increase in estimated lifetime prepayment speeds shortens the average life of the asset cash flow, also reducing the discount yield. This effect serves to somewhat offset the impact of volatile prepayment speeds caused by interest rate changes.

Hedging Interest Rate Risk on Servicing-Related Assets

      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities and MSRs), we are exposed to interest rate risk as a result of other than predicted prepayment of loans. Investment Portfolio is responsible for the management of interest rate and prepayment risks, subject to policies and procedures established by our management level Asset and Liability Committee (“ALCO”) and board of directors level ALCO. To hedge our investments in servicing-related assets, we use several strategies, including investing in AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps or options, depending on several factors. We utilize hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

      The following details the components of service fee income and the gain on mortgage-backed securities, net.

	Year Ended December 31,

			Variance
	2002	2001	Percent

	(Dollars in thousands)
Service fee income
Gross service fee income	$96,286	$98,056	(2)%
Amortization	(68,228)	(68,716)	(1)%

Service fee income net of amortization	28,058	29,340	(4)%
Valuation adjustments on mortgage servicing rights	(107,387)	(50,920)	111%
Hedges on MSRs	98,526	50,543	95%

Total service fee income	$19,197	$28,963	(34)%

Net gain (loss) on securities
Realized gain on available-for-sale securities	$7,606	$17,759	(58)%
Impairment on available-for-sale securities	(2,513)	(16,819)	(86)%
Unrealized loss on AAA I/Os and residual securities	(75,724)	(3,363)	(2,152)%
Transfer of residual securities to trading classification	4,029	—	nm
Transfer of instruments used to hedge AAA I/Os and residual securities to trading classification	1,128	—	nm
Net gain on trading securities and other instruments used to hedge AAA I/Os and residual securities	69,913	9,520	635%

Total gain on mortgage-backed securities, net	$4,439	$7,097	(37)%

      The following table summarizes the results of our hedges of our servicing-related assets:

	2002	2001

	(Dollars in thousands)
MSRs	$(107,387)	$(50,920)
AAA I/Os	(79,616)	(3,363)
Residuals(1)	3,893	—

Valuation adjustments and/or impairment of servicing related assets	(183,110)	(54,283)
Valuation adjustments for hedge instruments	168,439	60,063

Net valuation adjustments and/or impairments	(14,671)	5,780
Net interest income from hedge	5,428	94
Prepayment fee income	6,147	1,980

Hedge performance	$(3,096)	$7,854

Ratio of change in hedges to change in net book value of hedged assets(2)	(2)%	14%

(1)	Residuals were hedged beginning January 1, 2002.
(2)	Includes net interest income from hedge instruments (which generally include U.S. Treasury securities, agency or principal-only securities).

NET INTEREST INCOME

      The following table sets forth information regarding our consolidated average balance sheets, including both Mortgage Banking and Investment Portfolio, along with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

	Year Ended December 31,

	2002			2001			2000

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,828,694	$112,065	6.13%	$1,397,314	$121,867	8.72%	$829,411	$84,529	10.19%
Loans held for sale	2,222,838	148,498	6.68%	2,262,676	177,982	7.87%	1,174,998	107,059	9.11%
Mortgage loans held for investment	1,707,409	111,450	6.53%	1,738,432	138,793	7.98%	1,336,036	139,852	10.47%
Residential construction loans	1,327,187	98,386	7.41%	1,062,452	100,763	9.48%	1,184,109	109,023	9.21%
Investment in Federal Home Loan Bank stock and other	144,028	6,705	4.66%	106,266	5,535	5.21%	30,349	2,287	7.54%

Total interest-earning assets	7,230,156	477,104	6.60%	6,567,140	544,940	8.30%	4,554,903	442,750	9.72%
Other	721,659			550,544			319,998

Total assets	$7,951,815			$7,117,684			$4,874,901

Interest-bearing deposits	$2,665,942	105,188	3.95%	$1,909,159	98,781	5.17%	$267,056	16,245	6.08%
Advances from Federal Home Loan Bank	2,092,972	101,647	4.86%	1,638,151	95,222	5.81%	203,221	13,559	6.67%
Trust preferred securities	116,530	11,032	9.47%	15,198	1,377	9.06%	—	—	—
Other borrowings	1,594,129	49,949	3.13%	2,625,231	146,938	5.60%	3,515,981	253,551	7.21%

Total interest-bearing liabilities	6,469,573	267,816	4.14%	6,187,739	342,318	5.53%	3,986,258	283,355	7.11%

Other	618,466			167,684			77,604

Total liabilities	7,088,039			6,355,423			4,063,862
Shareholders’ equity	863,776			762,261			811,039

Total liabilities and shareholders’ equity	$7,951,815			$7,117,684			$4,874,901

Net interest income		$209,288			$202,622			$159,395

Net interest spread			2.46%			2.77%			2.61%

Net interest margin			2.89%			3.09%			3.50%

Return on average equity			16.60%			15.27%			14.54%

Return on average assets			1.80%			1.64%			2.42%

      The spread compression experienced by us during most of the year, as a result of accelerated prepayment activity, began to abate in the fourth quarter. The improvement was due to growth in mortgage loans held for sale and for investment at wider spreads to our financing costs, combined with the repricing of $430 million of higher cost term FHLB advances and $344 million of higher cost certificates of deposit to significantly lower coupons. In addition, the 50 basis point reduction in the Federal Funds rate during the fourth quarter resulted in a decline in short term LIBOR indices on the Bank’s floating rate advances.

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

	Year Ended December 31,
	2002 vs 2001

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$37,623	$(36,238)	$(11,187)	$(9,802)
Loans held for sale	(3,134)	(26,822)	472	(29,484)
Mortgage loans held for investment	(2,477)	(25,318)	452	(27,343)
Residential construction loans	22,960	(22,265)	(3,072)	(2,377)
Investment in Federal Home Loan Bank stock and other	1,967	(588)	(209)	1,170

Total interest income	56,939	(111,231)	(13,544)	(67,836)
Interest expense:
Interest-bearing deposits	39,156	(23,453)	(9,296)	6,407
Advances from Federal Home Loan Bank	26,438	(15,664)	(4,349)	6,425
Trust preferred securities	9,181	62	412	9,655
Other borrowings	(57,712)	(64,681)	25,404	(96,989)

Total interest expense	17,063	(103,736)	12,171	(74,502)

Net interest income	$39,876	$(7,495)	$(25,715)	$6,666

	Year Ended December 31,
	2001 vs 2000

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$57,878	$(12,192)	$(8,348)	$37,338
Loans held for sale	99,103	(14,634)	(13,546)	70,923
Mortgage loans held for investment	42,122	(33,186)	(9,995)	(1,059)
Residential construction loans	(11,201)	3,278	(337)	(8,260)
Investment in Federal Home Loan Bank stock and other	5,721	(706)	(1,767)	3,248

Total interest income	193,623	(57,440)	(33,993)	102,190
Interest expense:
Interest-bearing deposits	99,889	(2,427)	(14,926)	82,536
Advances from Federal Home Loan Bank	95,739	(1,746)	(12,330)	81,663
Trust preferred securities	1,377	—	—	1,377
Other borrowings	(64,236)	(56,756)	14,379	(106,613)

Total interest expense	132,769	(60,929)	(12,877)	58,963

Net interest income	$60,854	$3,489	$(21,116)	$43,227

INTEREST RATE RISK MANAGEMENT

      In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale and our investment in servicing-related assets, we perform extensive overall interest rate risk analyses that we consider in our interest rate risk management activities. The primary measurement tool we use to evaluate overall risk is a net portfolio value (“NPV”) analysis that simulates the effects on shareholders’ equity of a change in interest rates. The NPV analysis estimates the fair value of our assets, minus the estimated fair value of our liabilities, plus the estimated fair value of off-balance sheet contracts and other derivative instruments, under interest rate simulations represented by immediate, permanent and parallel movements in interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure of interest rates at any quarter end.

      The following table sets forth the NPV and change in NPV for the our market risk sensitive instruments that we estimate might result from a 100 basis point change in interest rates as of December 31, 2002 and December 31, 2001. Our NPV model has been built to focus on the Bank alone as the $106.6 million of assets at the holding company have very little interest rate risk exposure.

	December 31, 2002			December 31, 2001

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bp	100 bp	Fair Value	100 bp	100 bp

	(Dollars in thousands)
Cash and cash equivalents	$196,589	$196,589	$196,589	$153,295	$153,296	$153,284
Mortgage-backed and U.S. Treasury securities	2,292,250	2,301,966	2,270,640	1,538,293	1,537,313	1,519,105
Loans receivable	6,132,127	6,226,597	6,014,990	5,017,874	5,110,233	4,910,704
Mortgage servicing rights	300,539	226,834	365,046	321,120	271,475	360,577
Other assets	465,046	473,382	459,294	337,419	341,924	332,924
Derivatives	72,445	67,868	104,189	82,020	89,601	104,951

Total assets	$9,458,996	$9,493,236	$9,410,748	$7,450,021	$7,503,842	$7,381,545

Deposits	$3,177,911	$3,217,410	$3,139,628	$3,375,301	$3,415,664	$3,335,849
Advances from Federal Home Loan Bank	2,786,237	2,820,402	2,753,314	2,051,984	2,070,372	2,033,960
Borrowings	2,493,168	2,495,465	2,490,801	1,080,991	1,082,107	1,079,848
Other liabilities	140,853	140,897	140,741	122,476	122,476	122,477

Total liabilities	8,598,169	8,674,174	8,524,484	6,630,752	6,690,619	6,572,134
Shareholders’ equity (NPV)	$860,827	$819,062	$886,264	$819,269	$813,223	$809,411

% Change from base case		(4.85)%	2.95%		(0.74)%	(1.20)%

      The increase in the fair value of equity from December 31, 2001 to December 31, 2002 is primarily due to an increase in retained earnings during 2002. Additionally, the December 31, 2002 analysis indicates that there is more sensitivity in the current balance sheet and that the Bank has positioned its balance sheet for a rising rate environment. Significant changes include more sensitivity in the MSRs asset due to a larger portfolio size and lower weighted average coupons. It should be noted that this analysis does not reflect the changes in volumes and profits from our Mortgage Banking operations that could be expected to result from changes in the interest rate environment.

      The assumptions inherent in our interest rate shock models include valuation changes in an instantaneous and parallel rate shock and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-

tightening risk among the changes in rates on Treasury, LIBOR/swap curve and mortgages. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from a decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.

      Our management-level and board of directors-level ALCO members monitor our hedging activities to attempt to ensure that the value of hedges, their correlation to the balance sheet item being hedged, and the amounts being hedged, continue to provide effective protection against interest rate risk. While there can be no assurances that our interest rate management strategies will be effective, we believe we have adequate internal controls to monitor and manage our interest rate risk within reasonable levels.

CREDIT RISK AND RESERVES

      The following table presents the details of our loan portfolio.

	Year Ended December 31,

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
SFR mortgage loans	$2,311,753	37.4%	$1,168,808	23.0%	$1,002,640	24.8%	$662,095	21.4%	$282,560	6.2%
Builder mortgage loans	130,455	2.1%	327,100	6.4%	283,311	7.0%	191,470	6.2%	198,915	4.4%
Builder construction and income property loans	546,461	8.8%	654,889	12.9%	611,745	15.1%	807,973	26.1%	915,358	20.2%
Consumer construction loans	875,335	14.1%	725,200	14.3%	372,394	9.2%	249,618	8.0%	342,050	7.5%

Total core held for investment loans	3,864,004	62.4%	2,875,997	56.6%	2,270,090	56.1%	1,911,156	61.7%	1,738,883	38.3%
Discontinued product lines(1)	97,644	1.6%	120,360	2.4%	349,757	8.7%	570,822	18.4%	1,026,973	22.6%

Total held for investment portfolio	3,961,648	64.0%	2,996,357	59.0%	2,619,847	64.8%	2,481,978	80.1%	2,765,856	60.9%
Total held for sale portfolio	2,227,683	36.0%	2,080,763	41.0%	1,420,772	35.2%	615,243	19.9%	1,773,543	39.1%

Total loans	$6,189,331	100.0%	$5,077,120	100.0%	$4,040,619	100.0%	$3,097,221	100.0%	$4,539,399	100.0%

(1)	Discontinued product lines include manufactured home loans, home improvement and warehouse lending, which were discontinued during 1999.

      The following table summarizes our allowance for loan losses/credit discounts and non-performing assets as of December 31, 2002.

	Allowance	Total Reserves		Net Charges-Offs/ Net
	For Loan	as a		REO (Gains)
	Losses/Credit	Percentage of	Non-performing
Type of Loan	Discounts	Book Value	Assets	2002	2001

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$13,053	0.56%	$15,097	$5,783	$3,073
Builder mortgage loans	2,555	1.96%	8,376	1,658	—
Builder construction and income property	15,334	2.81%	9,275	2,584	3,879
Consumer construction	10,372	1.18%	10,257	238	613

Total core held for investment loans	41,314	1.07%	43,005	10,263	7,565
Discontinued product lines	9,447	9.68%	10,005	12,831	15,719

Total held for investment portfolio	50,761	1.28%	53,010	23,094	23,284
Held for sale portfolio	6,977	0.31%	10,626	—	—

Total loans	$57,738	0.93%	63,636	$23,094	$23,284

Foreclosed assets
Core portfolios			34,228	$(1,777)	$(2,214)
Discontinued product lines			2,298	(1,401)	72

Total foreclosed assets			36,526	$(3,178)	$(2,142)

Total non-performing assets			$100,162

Total non-performing assets as a percentage of total assets			1.05%

      The allowance for loan losses of $50.8 million at December 31, 2002 represented 1.3% of total loans held for investment. This compares to an allowance for loan losses of $57.7 million, or 1.9% of total loans held for investment, at December 31, 2001. The decrease in the allowance for loan losses of $6.9 million from December 31, 2001 to December 31, 2002 was primarily due to a reduction of $6.5 million in the allowance related to the discontinued product lines, as the manufactured housing and home improvement portfolios continued to liquidate and we fully charged off the remaining items in our warehouse lending portfolio. Notwithstanding the decrease in the allowance, the ratio of the allowance for losses to non-performing loans increased from 60% to 80% from December 31, 2001 to December 31, 2002, respectively, due to the decline in non-performing assets (“NPAs”).

      Loans are generally placed on non-accrual status when they are 90 days past due. NPAs include non-performing loans and foreclosed assets. The balance of our assets acquired in foreclosure or by deed in lieu of foreclosure is recorded at estimated net realizable value. NPAs declined 14% relative to the balance at December 31, 2001. As a result of the balance sheet growth during the fourth quarter, the ratio of NPAs to total assets improved even further to 1.05% at December 31, 2002 from 1.55% at December 31, 2001.

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

      With respect to the portfolio of loans held for investment in our core businesses, the allowance for loan losses at December 31, 2002 was $41.3 million or 1.1% of loan balances, comparable to the 1.5% at December 31, 2001. Net charge-offs on these core portfolios during 2002 were $10.3 million, up from $7.6 million during 2001. While the level of charge-offs increased during 2002, the increase was primarily related to two builder construction loans and one builder mortgage loan for which total specific reserves of $3.2 million had previously been provided. We completed the foreclosure proceedings on these three loans during the fourth quarter and the related loss was charged against the specific reserves. The overall asset quality trend for the core portfolio is stable as the increase in REO through migration of loans through the foreclosure process was offset by a decrease in non-performing loans.

      With respect to our non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $12.8 million during 2002, down from the $15.7 million of charge-offs on these portfolios during 2001. After provision for losses of $6.3 million, the allowance for loan losses was $9.4 million, or 9.7% of the remaining principal balance, down from the 13.2% reserve coverage at December 31, 2001. The reduction in the coverage ratio is attributable to the fact that we charged-off the fully reserved remaining warehouse lending balance of $993,000 in the fourth quarter. Excluding this charge-off, the reserve coverage remained relatively constant.

      With respect to mortgage loans held for sale, we do not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to originations is embedded in the lower of cost or market valuation. The discount credit reserve on loans held for sale totaled $7.0 million at December 31, 2002. Total credit related reserves, including the allowance for loan losses and lower of cost or market valuations, were $57.7 million at December 31, 2002.

      Management believes that the allowance for loan losses was adequate at December 31, 2002. The following table provides additional comparative data on non-performing assets.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Non-performing loans held for investment
Core portfolio loans
SFR mortgage loans	$15,097	$21,354	$32,261	$49,652	$38,050
Builder mortgage loans	8,376	7,514	3,838	1,553	3,022
Builder construction and income property loans	9,275	21,347	30,275	22,332	13,009
Consumer construction	10,257	6,722	2,551	2,906	9,726

Total core portfolio non-performing loans	43,005	56,937	68,925	76,443	63,807
Discontinued product lines	10,005	15,894	15,454	19,017	15,627

Total portfolio non-performing loans	53,010	72,831	84,379	95,460	79,434
Non-performing loans held for sale	10,626	24,036	13,235	8,706	20,276

Total non-performing loans	63,636	96,867	97,614	104,166	99,710
Foreclosed assets	36,526	19,372	16,265	22,323	7,600

Total non-performing assets	$100,162	$116,239	$113,879	$126,489	$107,310

Total non-performing assets to total assets	1.05%	1.55%	1.98%	3.39%	2.21%

Allowance for loan losses to portfolio non-performing loans	96%	79%	70%	56%	65%

      The decrease in non-performing loans included in our loans held for sale can be attributed primarily to the sale of delinquent loans during the year. These loans were sold at prices approximating our carrying value. Mortgage loans held for sale are recorded at estimated fair value and valuations associated with credit exposure are included in the valuation discount and are not included in the allowance for loan losses. Included in the loans held for sale are loans that we have repurchased, which are typically delinquent, in connection with our repurchase responsibilities relating to breaches of standard representations and warranties. When we repurchase loans, we adjust the basis immediately for any estimated loss upon disposition of the loan, with the offset being recorded to the secondary market reserve. Repurchased loans are classified as held for sale because our strategy is to cure the loan for subsequent sale or sell it as a non-performing asset.

      Interest income for non-performing loans of $0.8 million was received and recognized by us during the year ended December 31, 2002. Had the loans performed in accordance with their original terms, $9.0 million, or an additional $8.2 million, would have been recognized during the year ended December 31, 2002. We had no loans contractually past due 90 days or more on accrual status during the year ended December 31, 2002.

ALLOWANCE FOR LOAN LOSSES

      A rollforward of the allowance for loan losses follows:

	Year December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Loans held for investment — core operations
Balance, beginning of period	$41,770	$43,350	$37,916	$40,261	$25,259
Provision for loan losses	9,807	5,985	7,114	15	24,021
Charge-offs net of recoveries
SFR mortgage loans	(5,783)	(3,073)	(1,006)	(1,325)	(7,891)
Builder mortgage loans	(1,658)	—	—	(223)	—
Consumer construction	(238)	(613)	(212)	(552)	(875)
Builder construction	(2,584)	(3,879)	(462)	(260)	(253)

Charge-offs net of recoveries	(10,263)	(7,565)	(1,680)	(2,360)	(9,019)

Balance, end of period	41,314	41,770	43,350	37,916	40,261
Loans held for investment — discontinued product lines
Balance, beginning of period	15,930	15,612	15,964	10,996	1,921
Provision for loan losses	6,348	16,037	8,860	17,458	12,313
Charge-offs net of recoveries	(12,831)	(15,719)	(9,212)	(12,490)	(3,238)

Balance, end of period	9,447	15,930	15,612	15,964	10,996

Total allowance for loan losses	$50,761	$57,700	$58,962	$53,880	$51,257

Net charge-offs to average loans	0.45%	0.46%	0.29%	0.41%	0.22%
Net charge-offs to annual production	0.11%	0.13%	0.11%	0.20%	0.08%
Core portfolio loans only:
Net charge-offs to average loans	0.20%	0.16%	0.05%	0.07%	0.18%
Net charge-offs to annual production	0.05%	0.04%	0.02%	0.03%	0.07%

      Allocation of the allowance for loan losses to each category, and the corresponding percentage of the loan category, at the dates indicated are as follows:

	Year Ended December 31,

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
	Balance	Category	Balance	Category	Balance	Category	Balance	Category	Balance	Category

	(Dollars in thousands)
Portfolio Loans:
Mortgage loans	$13,053	0.6%	$11,659	1.0%	$13,616	1.4%	$11,544	1.7%	$22,665	18.0%
Builder mortgage loans	2,555	2.0%	4,541	1.4%	3,405	1.2%	3,030	1.6%	659	0.3%
Builder construction and income property loans	15,334	2.8%	18,155	2.8%	20,584	3.4%	19,880	2.5%	12,305	1.3%
Consumer construction loans	10,372	1.2%	7,415	1.0%	5,745	1.5%	3,462	1.4%	4,632	1.4%

Total portfolio loans	41,314	1.1%	41,770	1.5%	43,350	1.9%	37,916	2.0%	40,261	2.3%
Discontinued product lines	9,447	9.7%	15,930	13.2%	15,612	4.5%	15,964	2.8%	10,996	1.1%

Total allowance for loan losses	$50,761	1.3%	$57,700	1.9%	$58,962	2.3%	$53,880	2.2%	$51,257	1.9%

      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of our allowance for loan losses is also subject to review by our federal regulators, the OTS and the FDIC. These agencies may require that our allowance for loan losses be increased based on their evaluation of the information available to them at the time of their examination of us. Our most recent regulatory examination was completed in October of 2002.

SECONDARY MARKET RESERVE

      We do not sell loans with recourse. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that are not in conformity with the representations and warranties we make at the time of sale. We have made significant investments in our post-production quality control processes to identify potential systemic issues that could cause repurchases. We believe that these efforts have improved our production quality. Nonetheless, increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since inception in January 1993, we have repurchased only a very small amount of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of our diversification of our loan sale channels to whole loan and GSE sales. While sales through these channels generate enhanced pricing, they tend to have a greater level of representation and warranty risk. The following table shows the amount of loans we have repurchased from each channel, since we began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold to:
GSEs and whole loans	$58.8	$36,512	0.16%
Securitization trusts	6.6	38,334	0.02%

Total	$65.4	$74,846	0.09%

      We maintain a secondary market reserve for losses that arise in connection with loans that we are required to repurchase from GSEs and whole loan sales or securitization transactions and for disputes with investors and vendors with respect to contractual obligations pertained to mortgage operation. Additionally, during 2002, we entered into agreements with two mortgage insurance companies to reimburse those companies for any losses incurred on certain portfolios of single-family mortgage loans. The total single-family mortgage loans covered by these agreements was $114.7 million as of December 31, 2002. Our obligations under these agreements are accounted for in the secondary market reserve, which totaled $28.2 million and $31.7 million at December 31, 2002 and 2001, respectively. The table below shows the activity in the secondary market reserve during the years ended December 31, 2002 and 2001.

	2002	2001

	(Dollars in thousands)
Beginning balance, January 1,	$31,680	$11,079
Additions	15,304	21,827
Claims reimbursement and valuation adjustments on repurchased loans	(18,814)	(1,226)

Ending balance, December 31,	$28,170	$31,680

      The reserve level is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserve is adequate. We will continue to evaluate the adequacy of this reserve and likely will continue to allocate a portion of the gain on sale of loans to the reserve going forward. The entire balance of the secondary market reserve is included on the consolidated balance sheets as a component of other liabilities.

OPERATING EXPENSES

General

      A summary of operating expenses follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Salaries and related	$202,030	$168,961	$111,282
Premises and equipment	30,946	23,994	15,831
Loan purchase costs	23,349	17,014	6,327
Professional services	22,997	16,481	6,974
Data processing	20,500	16,069	9,613
Office	18,151	15,371	8,931
Advertising and promotion	13,705	10,575	9,060
Operations and sale of foreclosed assets	1,216	2,341	843
Other	11,164	7,395	24,891

	$344,058	$278,201	$193,752

      Operating expenses, including salaries, increased during 2002 to $344.1 million, compared to $278.2 million in 2001, as we have continued to build new product lines and infrastructure and to open new locations to support our projected continued growth in our operations. This is reflected in the 45% increase in our average full-time equivalent employees from 2,023 during 2001 to 2,938 during 2002. We have also made investments to: (1) enhance our quality controls and compliance structure to ensure continued improvement in asset quality and support the growth of higher margin mortgage products; (2) strengthen our technology platform; (3) expand our sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and pull-through of loan submissions; and (4) enhance our customer service.

      The increase in operating expenses during 2001 compared to 2000 was primarily due to the acquisition of SGVB in July of 2000, and the expansion of the mortgage banking operations in 2000 and 2001. Other expenses in 2000 included $9.4 million in compensation expense related to the resignation of the former Vice Chairman from the Board of Directors, $4.3 million in expenses related to the acquisition of SGVB and

$3.5 million of expense arising from variable plan accounting for director stock options that were repriced subsequent to December 15, 1998.

      Effective February 10, 2003, Mr. Loeb, who had served as an officer and director of IndyMac Bancorp since its formation in 1985, retired as Chairman of the Board of Directors for health reasons. In connection with Mr. Loeb’s retirement and in accordance with his 1998 employment agreement, he will receive a $1 million termination payment and an annual disability payment of $420,000 for a period of 10 years or life, whichever is less, each pursuant to the terms of his employment agreement. The disability payments will be offset by any amounts paid to Mr. Loeb by long-term disability insurance and pursuant to IndyMac’s defined benefit pension plan. During the period in which Mr. Loeb receives disability payments, IndyMac Bancorp will also provide health and welfare benefits to Mr. Loeb and his family on the same terms and charges as such benefits are generally made available to employees of IndyMac. All of Mr. Loeb’s outstanding and unvested restricted stock and stock options became vested in connection with his retirement and he has been given one year from the vesting date to exercise his outstanding stock options. Mr. Loeb will continue in the honorary position of Chairman Emeritus, but will no longer be an active member of the Board of Directors. As Chairman Emeritus, Mr. Loeb will be entitled to reimbursement for reasonable business and travel-related expenses incurred in connection with his attendance at IndyMac Bancorp’s Annual Meeting and one additional Board of Directors meeting per year.

Income Taxes

      Income tax provisions of $86.8 million for the year ended December 31, 2002 represented an effective tax rate of 38%. Income tax provisions of $90 million for the year ended December 31, 2001 represented an effective tax rate of 42%. The reduction in the tax rate was the result of state tax initiatives, including tax credits, which were realized during the fourth quarter in connection with our expansion and hiring of employees in certain California enterprise zones, as well as our national expansion. We incurred $1.8 million in expenses, which is included in operating expenses, during the fourth quarter in connection with the work involved to finalize these initiatives. Our effective tax rate is expected to be approximately 39.5% in 2003.

SHARE REPURCHASE ACTIVITIES

      During 2002, we repurchased 6.2 million shares of our common stock at an average price of $21.27 per share, for a total investment of $131.5 million. Since the inception of our share repurchase program in 1999, we have purchased 28.0 million shares, or 35% of our outstanding shares at that time, at an average price of $18.04 per share for an aggregate investment of $505.7 million.

      At December 31, 2002, we had $62 million of remaining capacity to repurchase shares under the current authorization from the board of directors. We may repurchase shares in the future at prevailing market prices.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      During January of 2001, we recognized a $10.2 million charge to earnings, net of taxes, which was recorded as a cumulative effect of a change in accounting principle, in connection with the adoption of Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). This charge was primarily attributable to the non-investment grade and residual securities portfolio associated with the discontinued manufactured housing product line. We discontinued the manufactured housing product line with dealers during 1999, but the portfolio investments that were retained from this product line continued to be impacted by declining trends in the industry. These securities had previously been marked-to-market through other accumulated other comprehensive income, a separate component of shareholders’ equity. This change resulted in a $2.1 million reduction to total shareholders’ equity. Our remaining investment in manufactured housing securities was $3.0 million at December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      At December 31, 2002, we had operating liquidity of $793.1 million, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed lines of credit. We currently believe that our liquidity level is sufficient to satisfy our operating requirements and to meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, mortgage-backed securities and MSRs. Our primary sources of funds used to meet these financing needs include loan sales and securitizations, deposits, advances from the FHLB of San Francisco, borrowings and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital.

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. We sold approximately 52% of our loans to GSEs during the year ended December 31, 2002. If our sales channels were disrupted, our liquidity would be negatively impacted.

      Disruptions in the whole loan and mortgage securitization markets can occur as a result of economic events or other factors beyond our control.

Deposits

      Consistent with our funding needs, we solicit deposits from the general public and institutions by offering a variety of accounts and rates. We offer regular savings accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts. Deposits totaled $3.1 billion at December 31, 2002 and $3.2 billion at December 31, 2001.

      In addition to its telebanking and Internet channels, we offer consumer deposit products through its network of 10 branches in Southern California. Upon our acquisition of SGVB in July 2000, it had a nine-branch network with a total of $353 million in 26,547 deposit accounts. In November 2000, we opened a branch at our headquarters building in Pasadena. From July 1, 2000 through December 31, 2002, this 10-branch network has grown its deposit base to $1.3 billion consisting of over 52,281 deposit accounts, an increase of 268% in balances and a 97% increase in the number of deposit accounts.

      Included in deposits at December 31, 2002 and 2001 were non-interest bearing custodial accounts totaling $497.5 million and $178.3 million, respectively. These balances consist primarily of payments pending remittance to investors on servicing of loans sold to FNMA and FHLMC.

      The following table sets forth the average balance of, and the average interest rate paid on deposits, by deposit category for the years ended December 31, 2002, 2001 and 2000.

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing checking	$34,935	1.25%	$26,109	1.79%	$11,459	1.90%
Savings	521,322	2.55%	267,538	4.03%	47,869	4.82%
Certificates of deposit	2,109,685	4.34%	1,615,512	5.42%	207,728	6.60%

Total interest-bearing deposits	2,665,942	3.95%	1,909,159	5.17%	267,056	6.08%

Noninterest-bearing checking	31,264	0.00%	18,871	0.00%	8,655	0.00%
Custodial accounts	330,095	0.00%	18,723	0.00%	—	0.00%

Total deposits	$3,027,301	3.48%	$1,946,753	5.07%	$275,711	5.89%

      Accrued but unpaid interest on deposits included in other liabilities totaled $124 thousand at December 31, 2002 and $413 thousand at December 31, 2001.

Advances from Federal Home Loan Bank

      We are a member of the FHLB of San Francisco, which is a part of the FHLB System. Among other benefits, FHLB membership provides us with a credit facility from which it may borrow, generally on a secured basis, in amounts determined by reference to available collateral. FHLB stock, one-to-four unit single family mortgage loans and AAA-rated agency mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may be accepted pursuant to FHLB policies and statutory requirements. We have been pre-approved for advances up to $3.1 billion, of which $2.7 billion were outstanding at December 31, 2002. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp stock under its share repurchase program (see “Share Repurchase Activities” above). The balance of trust preferred securities at December 31, 2001 was reclassified from mezzanine debt to liabilities to conform to the current year presentation.

Other Borrowings

      Other borrowings primarily consist of loans and securities sold under committed agreements to repurchase them. In addition, we have uncommitted financing against highly liquid U.S. Treasury and mortgage-backed securities, the balance of which totaled $1.3 billion at December 31, 2002. Total other borrowings increased to $2.5 billion at December 31, 2002, from $1.1 billion at December 31, 2001. The increase of $1.4 billion was used primarily to fund mortgage loans held for sale as these are held on our balance sheet for very short periods of time.

      As of December 31, 2002, we had $2.9 billion in committed financing. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. Due to the availability of deposits and FHLB advances, we are reducing our unused committed financing facilities in order to reduce the amount of commitment fees we pay. The following table summarizes our sources of financing as of December 31, 2002:

	Committed	Outstanding		Maturity
Financial Institution or Instrument	Financing	Balances	Type of Financing	Date

	(Dollars in millions)
Merrill Lynch	$1,500	$699	Repurchase Agreement	Jun-03
UBS Warburg	250	385	Repurchase Agreement	Apr-03
Morgan Stanley	750	959	Repurchase Agreement	Oct-03
Greenwich Capital	300	25	Repurchase Agreement	Jan- 03 (1)
Lehman Brothers	—	333	Uncommitted Financing	N/A
Bank of America	100	69	Revolving Bank Line	Dec-03
Collateralized Mortgage Obligations	21	21	Collateralized Mortgage Obligation	N/A

Total Borrowings	2,921	2,491
Advances from Federal Home Loan Bank	3,135	2,722

Total Committed Financing	$6,056	5,213

Deposits		3,141

Total Debt Financing		8,354

Other — Trust Preferred Securities		117	Trust Preferred Securities	Nov-31

Total Financing		$8,471

(1)	Subsequent to December 31, 2002, this line was extended through November 2003.

      The outstanding balances in excess of committed financing noted in the above table represent uncommitted financing provided to us at favorable rates outside of our master commitment financing contracts with the lenders. The table below provides additional information related to our repurchase agreements.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Average balance during the year	$1,428,685	$1,912,624	$2,552,454
Maximum balance outstanding(1)	2,505,230	2,110,411	2,116,833
Balance at December 31,	2,401,554	750,070	2,038,879
Interest rate, end of year	1.7%	2.4%	7.3%
Weighted average coupon rate during the year	2.0%	5.0%	7.0%

(1)	The maximum amount of borrowings outstanding occurred in October 2002, April 2001, and December 2000.

      In December of 2002, Standard & Poor’s reaffirmed the ratings previously given to IndyMac Bancorp, applying the same ratings to IndyMac Bank: short-term rating of “A-3” (“adequate capacity to meet financial obligations”) and long-term rating of BBB- and upgraded us to a stable outlook. In November of 2001, Fitch, IBCA, Duff & Phelps reaffirmed the following ratings for both IndyMac Bancorp and IndyMac Bank: short-term rating of F2 (“low probability of default”) and long-term rating of BBB- with a stable outlook. Our credit facilities do not have default triggers tied to our credit rating with the exception of one facility, which puts our debt on default, if our credit rating is downgraded to B or below. While a change in rating would thus not directly affect our current borrowing capacity in a material manner, it might affect our lenders’ decisions to renew credit facilities with us or it may change market perceptions and impact our trading and loan sales activities.

PRINCIPAL USES OF CASH

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities.

      As a financial institution, the lending and borrowing functions are integral parts of our business. When evaluating our sources and uses of cash, we consider cash used to grow our investments, and the borrowings used to finance those investments, separately from the Company’s operating cash flows. Our most significant use of cash is for the acquisition of mortgage loans and securities. In accordance with US GAAP, purchases of loans held for sale and trading securities, net of sales of such loans and securities, are required to be included in our consolidated statements of cash flows (see page F-9) as a component of net cash used in operating activities, whereas the borrowings used to fund a substantial portion of such loan and securities purchases are required to be recorded in our cash flow statements as a component of net cash provided by financing activities. The amounts of net purchases of loans held for sale and trading securities included as components of net cash used in operating activities totaled $951 million during 2002 and $1.3 billion during 2001. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $38 million and $188 million for the years ended December 31, 2002 and 2001, respectively.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

      Accumulated other comprehensive (loss) income (“AOCI”) was $(17.7) million at December 31, 2002, compared to $0.6 million at December 31, 2001. This change was a result of 1) the previously described transfer of securities classified as available for sale and 2) the decline in fair value of certain interest rate swaps designated as cash flow hedges of floating rate borrowings and does not include related decreases in the fair value of borrowings that are hedged by these interest rate swaps. AOCI is not a component of the determination of regulatory capital.

REGULATORY CAPITAL REQUIREMENTS

      We are subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGVB in July 2000, the OTS mandated we hold Tier 1 (core) capital at 8% of adjusted assets for three years following the consummation of the transaction and maintain a risk-based capital position of 10% of risk-weighted assets. Additionally, Tier 1 risk-based capital (core capital minus the deduction for low-level recourse and residual interests) must be equal to at least 6% of risk-weighted assets. We currently meet all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations and also meet the additional requirements of the OTS approval condition.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. The OTS has accepted our approach to conform to this guidance, which is based on the secondary market and rating agency securitization models. We segment the subprime loans into categories based on quantifiable, increasing risk levels. Category I includes all subprime loans with 1.0% to 1.5% estimated lifetime loss; Category II includes all subprime loans with 1.5% to 2.0% estimated lifetime loss; and Category III includes all subprime loans with greater than 2.0% estimated lifetime loss. These categories are risk-weighted for capital purposes at 150%, 200%, and 300% of the standard risk weighting for the asset type, respectively. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. The levels and balances within each level were as follows at December 31, 2002:

		Multiple of	Risk-
		Standard Risk	Based
	December 31, 2002	Weighting	Capital %

	(Dollars in
	thousands)
Category I	$271,014	1.5	10%
Category II	72,462	2.0	12%
Category III	158,661	3.0	23%

Total subprime	$502,137		14%

      Included in the balance above is $255.7 million of subprime loans that are held for sale, which are generally not held for more than two quarters prior to sale.

      The following table presents our actual and required capital ratios and the minimum required capital ratios to be categorized as well-capitalized at December 31, 2002. Because not all institutions have uniformly implemented the new subprime guidance, it is possible that our risk-based capital ratios will not be comparable to other institutions. The impact of the additional risk weighting criteria had the effect of reducing our total risk-based capital ratio by 99 basis points as noted in the table below.

				IndyMac
				Required Capital
	As Reported	Adjusted for		First 3 Years
	Pre-Subprime	Additional Subprime	Well-Capitalized	(through
	Risk-Weighting	Risk-Weighting	Minimum	June 30, 2003)

Capital Ratios:
Tangible	8.70%	8.70%	2.00%	2.00%
Tier 1 core	8.70%	8.70%	5.00%	8.00%
Tier 1 risk-based	14.29%	13.35%	6.00%	6.00%
Total risk-based	15.02%	14.03%	10.00%	10.00%

      The ratios above do not include $28.2 million of unencumbered cash at IndyMac Bancorp that is available for contribution to our regulatory capital as of December 31, 2002. Including the excess capital held by the Bank, and such cash, we had $94.3 million of total excess capital at December 31, 2002. Excess capital would increase to $262.7 million using the well-capitalized minimums that we expect to be subject to upon the expiration of our capital requirement on June 30, 2003 described above.

      We believe that, under current regulations, we will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. Our regulatory capital compliance could be impacted, however, by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in the our mix of assets, interest rate fluctuations, loan loss provisions and credit losses, or significant changes in the economy in areas where we have most of our loans. Any of these factors could cause our actual future results to vary from anticipated future results and consequently could have an adverse impact on our ability to meet our future minimum capital requirements. In light of the fact that we are approaching our three-year anniversary as a depository institution and the expiration of our interim capital requirement discussed above, we are in the process of submitting a new five year strategic and financial plan to the regulators with proposed capital requirements on certain items specific to our mortgage banking business model. See “Item 1. Business — Regulation and Supervision” for additional discussion of capital requirements.

AGGREGATE CONTRACTUAL OBLIGATIONS

      In addition to the financing arrangements discussed above in “Liquidity and Capital Resources,” we are subject to certain other contractual obligations and contingent commitments to make future payments. These obligations and commitments expose us to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet. For additional information about our contractual obligations and commitments, see “Note 11 — Borrowings” and “Note 20 — Commitments and Contingencies” in the accompanying notes to the consolidated financial statements of IndyMac.

      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993 through December 31, 2002, we have sold $74.8 billion in loans, and repurchased $65.4 million loans, or 0.09% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels, which is included in other liabilities in the consolidated balance sheets. The balance in this reserve totaled $28.2 million at December 31, 2002. See the caption “Secondary Market Reserve” above for further information.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

INTEREST RATE RISK

Asset/ Liability Management

      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our liquidity, financial position and results of operations may be materially affected by changes in interest rates in various ways. The primary objective of our hedging strategies is to mitigate the impact of interest rate changes, on an economic and accounting basis, on the NPV of our balance sheet. Secondarily, we hedge to minimize our exposure to volatility in earnings. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also purchase derivative instruments to hedge our mortgage pipeline, MSRs and AAA-rated and agency interest-only securities to guard against losses resulting from increased prepayments in declining interest rate environments. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our asset valuation assumptions and other sources of interest rate risk discussed further below.

Mortgage Loans Held for Sale

      We hedge the risks associated with our mortgage pipeline. The mortgage pipeline consists of our commitments to purchase mortgage loans (“rate locks”) and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the customer locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. These commitments are recorded net of the anticipated loan funding probability, or fallout factor. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we hedge the risk of overall changes in fair value of loans held for sale by either entering into a forward loan sale agreement or selling forward FNMA or FHLMC MBS to hedge loan commitments and to create fair value hedges against the funded loan portfolios. See further discussion above under the caption “Loan Sales and Securitizations” in Item 1 “Business.”

AAA-Rated and Agency Interest-Only Securities and Mortgage Servicing Rights

      The primary risk associated with AAA-rated and agency interest-only securities and MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising rate environment. As of December 31, 2002, we held $187.1 million of AAA-rated and agency interest-only securities and $300.5 million of MSRs.

      To hedge changes in the value of our AAA-rated and agency interest-only securities portfolio and MSRs, we generally use a combination of several financial instruments, including but not limited to, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options. In managing the composition of our hedge position we consider a number of factors including, but not limited to, the characteristics of the mortgage loans supporting the hedged assets, market conditions, the cost of alternate hedges and internal and regulatory risk tolerances for interest rate sensitivity. We use hedging instruments to reduce our exposure to interest rate risk, rather than to speculate on the direction of market interest rates. These hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve among other factors as described below. While our hedging strategies have been generally effective, there can be no assurance that these strategies will succeed under any particular interest rate scenario.

Other Securities

      Certain financial instruments that we invest in tend to decrease in value as interest rates increase and tend to increase in value as interest rates decline. These include fixed rate investment grade and non-investment grade mortgage-backed and asset-backed securities, principal-only securities and U.S. Treasury bonds. The principal-only securities and U.S. Treasury bonds generally act as hedges to our servicing-related assets. To a lesser extent, mortgage securities supported by adjustable rate mortgage loans may change in value as interest rates change, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable changes in market interest rates. While such mortgage-backed securities are highly rated instruments from a credit standpoint, these securities are considered complex mortgage securities because actual future cash flows may vary from expected cash flows primarily due to borrower prepayment behavior.

Sources of Interest Rate Hedging Risk

      We seek to mitigate our interest rate risks through the various hedging strategies described above. However, there can be no assurance that these strategies (including assumptions concerning the correlation thought to exist between different types of instruments) or their implementation will be successful in any particular interest rate environment, as market volatility cannot be predicted. The following are the primary sources of risk that we must manage in our hedging strategies.

      Basis Risk. In connection with our interest rate risk management, basis risk is most prevalent in our hedging activities, in that the change in value of hedges may not equal or completely offset the change in value of the financial asset or liability being hedged. While we choose hedges we believe will correlate effectively with the hedged asset or liability under a variety of market conditions, “perfect” hedges are not available for the assets or liabilities we attempt to hedge. For example, we hedge our pipeline of non-conforming mortgage loans with forward commitments to sell FNMA or FHLMC securities of comparable maturities and weighted average interest rates. However, our non-conforming mortgage loans typically trade at a discount (or require an incremental yield spread) relative to conforming GSE collateral, due to the higher perceived ratings of FNMA or FHLMC obligations. In certain interest rate environments, the relative price movement of the non-conforming mortgage loans and the agency securities may differ, as the market may require a larger or smaller discount for the non-conforming loans. Consequently, the change in value of the non-conforming mortgage loan (the hedged asset), which is a function of the size of the discount, is typically not perfectly correlated with the change in value of the FNMA and FHLMC securities sold (the hedge) resulting in basis risk.

      To hedge our MSRs and AAA-rated and agency interest-only securities, which are primarily backed by non-conforming mortgage loan collateral, we use a combination of LIBOR/ swap-based options, treasury and agency futures and private-label mortgage-backed securities. As there are no hedge instruments which would be perfectly correlated with these hedged assets, we use the above instruments because we believe they generally correlate well with the hedged assets. Further, we make assumptions in our financial models as to how LIBOR/ swap, treasury, agency and private-label mortgage rates will change in relation to one another. From time to time, in certain interest rate environments, the relative movement of these different interest rates and the corresponding change in value of the applicable hedge instruments do not change as we anticipate, resulting in an imperfect correlation between the values of the hedges and the hedged assets.

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

      Repricing Risk. Repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to our business, they can expose us to fluctuations in income and economic value as interest rates vary. For example, if a long-term, fixed-rate loan is funded with a short-term deposit, future net interest income would be susceptible to a decline as interest rates increase. This decline would occur because the interest income from the loan is fixed, while the interest paid on the deposit will be reset each time the deposit matures. We monitor and manage repricing risk using NPV analyses conforming to regulatory requirements within certain risk tolerances. This internal risk management process, however, does not eliminate repricing risk.

      Yield Curve Risk. The value of certain loans, securities and hedges we hold is based on a number of factors, including the shape or slope of the appropriate yield curve, as the market values financial assets and hedge instruments based on expectations for interest rates in the future. Yield curves typically reflect the market’s expectations for future interest rates. In valuing our assets and related hedge instruments, in formulating our hedging strategies and in evaluating the interest rate sensitivity for risk management purposes, our models use market yield curves, which are constantly changing. If the shape or slope of the market yield curves change unexpectedly, the market values of our assets and related hedges may be negatively impacted and/or changes in the value of the hedges may not be effectively correlated with the changes in the value of the hedged assets or liabilities.

VALUATION RISK

General

      We hold assets in our investment portfolio that we create in connection with the sale or securitization of mortgage loans. These assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 6% of total assets and 68% of total equity at December 31, 2002. We value them with complex financial models that incorporate significant assumptions and judgments, which could vary significantly as market conditions change.

Modeling Risk

      We use third party vendor financial models to value each of the asset types referred to above. These models are complex and use asset specific collateral data and market inputs for interest rates. While this level of complexity of our valuation models can result in more precise valuations, increased hedging effectiveness and improved risk management practices, the increased complexity must be managed to ensure, among other things, that the models are properly calibrated, the assumptions are reasonable, the mathematical relationships used in the model are predictive and remain so over time, and the data and structure of the assets and hedges being modeled are properly input.

      The modeling requirements of MSRs and residual securities are significantly more complex than those of AAA-rated and agency interest-only securities. This is because of the high number of variables that drive cash flows associated with MSRs (including, among others, escrow balances, reinvestment rates, defaults and the cost to service mortgage loans) and the complex cash flow structures, which may differ on each securitization, that determine the value of residual securities. To mitigate this risk, we maintain significant internal oversight of the valuation process. In addition, we have our models or valuations independently assessed by third party specialists. We will continue to obtain such independent assessments on a periodic basis to address this risk.

Assumption Risk

      Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increases, those judgments become even more complex.

      In volatile markets like we experienced in 2002, there is increased risk that our actual results may be significantly different than those results derived from using our assumptions. As the time period over which the uncertainty will be resolved increases, those estimates will likely change over a greater number of periods, potentially adding further volatility to the model results. For example, assumptions regarding prepayment speeds and loan loss levels are used in estimating values of certain assets. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, we may be required to write down the value of such assets. While we build in discounting factors to our assumptions and implement hedging strategies to mitigate the change in interest rates which drive the change in prepayment rates, asset write downs and write ups typically occur over the lives of the assets. This occurs because actual prepayments and losses are driven by borrower behavior, which cannot always be precisely predicted.

      The above assumptions are just a few examples of assumptions incorporated into our valuations. Whenever active markets exist to provide relevant information, we use third party valuations and related assumptions determined from trading activity or market analysis. Our valuations are also subject to extensive review procedures, including a management level ALCO, a Board of Directors level ALCO and external auditors. We also validate the overall valuation through third party reviews as discussed above. Further discussion of how we form our assumptions is included under “Critical Accounting Policies and Judgments” below.

CREDIT RISK

General

      We have assumed a degree of credit risk in connection with our investments in certain mortgage securities and loans held for investment and sale, as well as in connection with our construction lending operations and our mortgage banking activities. We have established risk management and credit committees to manage our exposure to credit losses in each of these business operations. We have also established a central credit risk management committee to monitor the adequacy of loan loss reserves for our lending products and the valuation of credit sensitive securities. The central credit risk management committee implements changes that seek to balance our credit risk with our production, pricing and profitability goals.

Mortgage Loans

      We have two principal underwriting methods designed to be responsive to the needs of our mortgage loan customers: traditional underwriting and e-MITS underwriting. In 2002, we generated 75% of our mortgage loans through the e-MITS underwriting process. Through the traditional underwriting method, customers submit mortgage loans that are underwritten by us in accordance with our guidelines prior to purchase. As discussed above under the caption “Mortgage Banking” in Item 1. “Business”, e-MITS is our automated, Internet-based underwriting and risk-based pricing system. e-MITS enables us to more accurately estimate expected credit loss, interest rate risk and prepayment risk, so that we can acquire loans at prices that more accurately reflect these risks. Risk-based pricing is based on a number of borrower and loan characteristics, including, among other loan variables, credit score, occupancy, documentation type, purpose, loan-to-value ratio and prepayment assumptions based on an analysis of interest rates.

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

      We are also subject to fraud and compliance risk in connection with the purchase or origination of mortgage loans. Fraud risk includes the risk of intentional misstatement of information in property appraisals or other underwriting documentation. This risk is typically higher in the acquisition of a loan from a third party seller. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations, and to our standards.

      We mitigate fraud risk through a number of controls including credit checks and reference checks to validate loan quality, and annual recertification of our third-party sellers. We address compliance risk with a quality control program through which we monitor the completeness of loan files throughout several stages of the loan process and identify corrective actions to be taken either by our third-party sellers or in-house origination staff. Lastly, we perform ongoing quality control reviews to ensure that purchased loans meet our quality standards. We also have the ability to require our broker or seller counterparties to repurchase loans for representation and warranty breaches. However, there is no guarantee the broker or seller counterparty will have the financial capability to repurchase the loans.

Loan Sales and Qualifying Special Purpose Entities

      Loan sales and securitization transactions comprise a significant source of our overall funding. Our sales channels include whole loan sales, sales to GSEs and private-label securitizations. Private-label securitizations involve transfers of loans to off-balance sheet qualifying special purpose entities (“QSPEs”). In some transactions, we have retained a relatively small interest in securities issued by the QSPEs. Pursuant to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the assets and liabilities of the QSPEs are not consolidated with our financial statements as these entities meet the legal isolation criteria in SFAS 140.

      We retain limited credit exposure from the sale of mortgage loans. We make standard representations and warranties to the transferee in connection with all such dispositions. These representations and warranties do not assure against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the associated representations and warranties, we may be required to repurchase the loans from the transferee or we may make payments to settle such breaches of these representations and warranties. We have established a reserve for losses that arise in connection with representations and warranties for loans sold. This secondary market reserve is included on the consolidated balance sheets in other liabilities.

      We occasionally retain non-investment grade securities and residuals that are created in a mortgage loan securitization. Residuals represent the first loss position and are not typically rated by a nationally recognized rating agency. Non-investment grade securities (rated below BBB) may or may not represent the second loss position, depending on the rating, but are typically subject to a disproportionate amount of the credit risk. See further discussion below under “Securities Portfolio.”

      See “Note 13 — Transfers and Servicing of Financial Assets” in the accompanying notes to the consolidated financial statements for further disclosure of credit exposure associated with securitizations.

Securities Portfolio

      We have assumed a certain degree of credit risk in connection with our investments in investment and non-investment grade mortgage-backed securities and residual securities. These securities may be purchased from third party issuers or retained from our own securitization transactions. In general, non-investment grade securities bear losses prior to the more senior investment grade securities. These securities therefore bear a disproportionate amount of the credit risk with respect to the underlying collateral. With regard to retained non-investment grade and residual securities, a fair value is calculated and assigned to these securities and (a) this value is reflected in the gain (or loss) on sale realized from the disposition of the mortgage loans and (b) the securities are initially reflected at this value on our balance sheet and subsequently adjusted to reflect the changes in fair value. The ultimate value of the security may be more or less than the initial calculated and assigned value depending upon the credit performance, among other assumptions, of the mortgage loans collateralizing the securities. The fair value of the security may change from time to time based upon actual default and loss experience of the collateral pool, actual and projected prepayment rates, economic trends and other variables. Our non-investment grade securities and residual portfolio of $86.1 million represented 1% of total assets and 10% of shareholders’ equity at December 31, 2002.

      Non-investment grade securities represent leveraged credit risk as they absorb a disproportionate share of credit risk as compared to investment grade securities. These securities are recorded on our books net of a discount or valuation allowance that is based upon, among other things, the estimated credit losses, and expected prepayments, as estimated by internal loss models and/or perceived by the market, and the coupons, associated with these securities. Our non-investment grade securities were recorded at a discount of $8.3 million to the securities’ face value and represented 54% of the face value of these securities at December 31, 2002. The adequacy of this discount is dependent upon how accurate our estimate is of both the amount and timing of the cash flows paid to the non-investment grade securities, which is primarily based upon our estimate of the amount and timing of credit losses and prepayments on the underlying loan collateral.

      Residual securities possess a greater degree of risk because they are relatively illiquid, represent the first loss position and require a higher reliance on financial models in determining their fair value. At December 31, 2002, our investment in residual securities totaled $78.7 million, which represented 1% of total assets and 9% of total shareholders’ equity. Realization of this fair value is dependent upon the discount rate used and the accuracy of our estimate of both the amount and timing of the cash flows paid to the residual securities, which are based primarily on our estimate of the amount and timing of credit losses on the underlying loan collateral and to a lesser extent prepayment rates on the underlying loan collateral.

Counterparty Risk

      In connection with our trading and hedging activities, we do business only with counterparties that we believe are established and sufficiently capitalized. In addition, with respect to hedging activities on the pipeline of mortgage loans held for sale, we enter into “master netting” agreements with an independent clearinghouse known as MBSCC. This entity collects and pays daily margin deposits to reduce the risk associated with counterparty credit quality. We do not engage in any foreign currency trading. All interest rate hedge contracts are with entities (including their subsidiaries) that are approved by a committee of our Board of Directors and that generally must have a long term credit rating of “A” or better (by one or more nationally recognized credit rating agencies) at the time the relevant contract is consummated. Accordingly, we do not believe that we are exposed to more than a nominal amount of counterparty risk associated with our trading and hedging activities.

Builder Construction Loan Risk

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

      We attempt to mitigate some of these risks through the management and credit committee review process and utilization of independent experts in the areas of environmental reviews and project market appraisals; however, there can be no assurance that this review process will fully mitigate the foregoing risks. In our experience, absorption rates of new single-family homes have been good in markets served by us. However, it is unclear whether the economic cycle in certain geographic markets has peaked, which may have an impact on new loan generation or timely payoff of existing loans. We employ geographic concentration limits and borrower concentration limits for builder construction lending, which are intended to mitigate some of the effects of a slowing economic cycle in some areas. Also, the majority of our builder construction lending commitments have personal or corporate guarantees.

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

      Our ability to maintain our borrowing facilities is subject to the renewal of those facilities. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance and changes in our credit rating, industry and market trends in our various businesses, the general availability of, and rates applicable to, financing and investments, these lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

      We are in compliance with all debt covenants and other terms of our credit arrangements. Such arrangements include traditional terms and restrictions. For example, each of our collateralized borrowing facilities permits the lender or lenders thereunder to require us to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. At December 31, 2002 we had $2.9 billion in assets eligible to be pledged as additional collateral in the event that the value of pledged collateral declined. While there are no guarantees as to the market conditions that may affect our performance, based on current market conditions, we do not expect to fall out of compliance with the terms of our credit arrangements.

Loan Sales and Securitizations

      Our business model relies heavily upon the ability to sell the majority of the mortgage loans that we acquire within a short period after origination. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations.

      The key channels through which we sell mortgage loans are bulk sales of loan pools to GSEs that then securitize the loan pools in their own names, sales on a whole loan basis and the private securitization of loan pools, whereby the loans are sold to securitization trusts. In 2002, sales to GSEs were 54% of our total loan sales, whole loan sales were 9%, and private securitizations were 37%, respectively. We have ready access to all three of these distribution channels at this time; however, a disruption in this access could negatively impact our liquidity position and our ability to execute on our business plan. The secondary mortgage market is generally a very liquid market with continuing demand for mortgage-backed security issuances. If a temporary disruption to this market did occur, our depository structure provides us with the limited ability to hold mortgage loans on our balance sheet, somewhat mitigating this risk. In addition, we have substantial liquidity resources — $793.1 million as of December 31, 2002 — and the ability to raise additional funding. However at our current production levels, if the disruption were to last for more than a month or two, we would have to radically restructure our business to slow volume and would have difficulty sustaining our earnings performance as a significant portion of our earnings depend on our ability to sell our mortgage production.

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

CYCLICAL INDUSTRY

      The mortgage industry is a cyclical business that generally performs better in a low interest rate environment such as the current one. The environment of historically low interest rates over the past two years has been very favorable for mortgage bankers such as us. As the industry transitions to a higher interest rate environment, the demand for mortgage loans is expected to decrease, which would cause a lower level of growth, or even a reduction, in earnings per share, in the short run. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for mortgage loans. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in our mortgage loan volume. We have grown our investment in mortgage loans during 2002 to provide a level of core net interest income to somewhat mitigate the cyclicality.

LAWS AND REGULATIONS

      The banking industry in general is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS and the FDIC are primarily responsible for the federal regulation and supervision of the Bank and its affiliated entities. In addition to their regulatory powers, these two agencies also have significant enforcement authority that they can use to address unsafe and unsound banking practices, violations of laws, and capital and operational deficiencies. Enforcement powers can be exercised in a number of ways, through either formal or informal actions. Informal enforcement actions customarily remain confidential between the regulator and the financial institution, while more formal enforcement actions are customarily publicly disclosed. Further, the Bank’s operations are subject to regulation at the state level, including a variety of consumer protection provisions. Banking institutions also are affected by the various monetary and fiscal policies of the U.S. government, including those of the Federal Reserve Board, and these policies can influence financial regulatory actions. Accordingly, the actions of those governmental authorities responsible for regulatory, fiscal and monetary affairs can have a significant impact on the activities of financial services firms such as ours.

      See further information in “Item 1. Business — Regulation and Supervision.”

GEOGRAPHIC CONCENTRATION

      A majority of our loans are geographically concentrated in certain states, including California, New York, Florida and New Jersey with 59% of our loan receivable balance at December 31, 2002 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.

BUSINESS EXECUTION AND TECHNOLOGY RISK

      Our business performance is highly dependent on solidly executing our mortgage banking business model. We must properly price and continue to expand our products, customer base and market share. In addition, the execution of our hedging activities is critical as we have significant exposure to changes in interest rates.

      We are highly dependent on the use of technology in all areas of our business and we must take advantage of advances in technology to stay competitive. There are no guarantees as to our degree of success in anticipating and taking advantage of technological advances or that we will be more successful in the use of technology than our competitors.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

      Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated and agency interest-only securities, MSRs and non-investment grade securities and residuals, (2) our allowance for loan losses (“ALL”) and (3) our secondary market reserve.

      With the exception of the ALL, these items are generally created in connection with our loan sale and securitization process. The allocated cost of the retained assets at the time of the sale is recorded as a component of the net gain on sale of loans. We recognized a total of $300.8 million in gain on sale of loans during the year ended December 31, 2002. A component of this gain was $361.8 million of fair value of such retained assets. Such retained assets were comprised primarily of MSRs (64%) and, to a much lesser degree, AAA-rated and agency interest-only securities and investment grade securities and residual securities.

      There is a risk that at times we might not satisfy the requirements for fair value hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for a portion of our loans held for sale because we do not meet the required complex hedge correlation tests. This could cause temporary fluctuations in our reported income but not in the ultimate economic results. The fluctuation in our reported income if hedge accounting is not achieved would be over a very short period as we sell our loans on average in 44 days and the economic effect of both the hedges and loans would be recorded once the sale was completed. In addition, any imprecision in valuation of these items would be adjusted and recorded in a short period through our gain on sale margin once the sale of the loans was completed.

      Fair values for these assets are determined by using available market information, historical performance of the assets underlying collateral and internal valuation models as appropriate. The reasonableness of fair values will vary depending upon the availability of third party market information, which is a function of the market liquidity of the asset being valued. In connection with our mortgage banking and investment portfolio operations, we invest in assets created from the loan sale and securitization process, for which markets are relatively limited and illiquid. As a result, the valuation of these assets is subject to our assumptions about future events rather than market quotations. These assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. As the number of variables and assumptions used to estimate fair value increases and as the time period increases over which the estimates are made, such estimates will likely change in a greater number of periods, potentially adding volatility to our valuations and financial results.

AAA-RATED AND AGENCY INTEREST-ONLY SECURITIES

      AAA-rated interest-only securities are created upon the sale of loans through private-label securitizations or, to a much lesser degree, purchased from third party issuers. Agency interest-only securities are created through the bifurcation of the servicing fee we retain to service loans sold to one of the GSE. Under the agreement with the GSE, the contractual servicing fee is separated into a base servicing fee of 25 basis points (the base servicing fee) and an excess yield certificate/ agency interest-only security for amounts above the base servicing fee. The cash flows from the excess yield certificate are not dependent upon the continued servicing of the underlying loans by us. The asset value of AAA-rated and agency interest-only securities represents the present value of the estimated future cash flows to be received from the excess spread. Future cash flows are estimated by taking the coupon rate of the loans collateralizing the transaction less the interest rate (coupon) paid to the investors less contractually specified servicing and trustee fees, after giving effect to estimated prepayments of the underlying loans. The AAA rating of the interest-only securities reflects the fact that they are exposed to very low credit risk, but does not reflect the fact that their interest rate risk can be significant. The agency interest only securities are not rated but management believes that these assets would be rated AAA if rated due to the nature of the collateral.

      We classify our AAA-rated and agency interest-only securities as trading and they are therefore carried at fair value, with changes in fair value being recorded through earnings. Valuation changes, net of related hedge gains and losses, are included in “Gain on mortgage-backed securities, net” in the Consolidated Statements of Earnings. We use third party models and an option adjusted spread (“OAS”) valuation methodology to value these securities. The key assumptions include prepayment rates based on collateral type and the option adjusted spreads. Based on these assumptions, our model calculates implied discount rates, which we compare to market discount rates and risk premiums to determine if our valuations are reasonable.

      In addition to considering actual prepayment trends, prepayment rates are determined utilizing four factor prepayment models. These factors are:

1) Relative coupon rate. The interest rate the borrower is currently paying relative to current market rates for that type of loan is the primary predictor of the borrower’s likelihood to prepay. We assume that a borrower’s propensity to prepay increases as the amount by which the borrower’s loan rate exceeds the current market rates increases.

2) Seasoning. Based on prepayment curves (“PSA”) and other studies performed by industry analysts of prepayment activity over the life of a pool of loans, a pattern has been identified whereby prepayments typically peak in years 1 to 3, consistent with borrower moving habits.

3) Seasonality. Seasonality refers to the time of the year that prepayments occur. All else being constant, prepayments tend to be higher in summer months due to borrowers’ tendency to move outside of the school year and lower in winter months due to the holiday season.

4) Burn out. Burn out is associated with a pool of mortgage loans which has endured a variety of high prepayment environments such that it may be assumed that the remaining borrowers are insensitive to any subsequent decline in interest rates. Consequently, all else being equal, projected prepayment speeds for such a pool of loans would be lower than a newly originated loan pool with comparable characteristics.

      As cash flows must be estimated over the life of the pool of mortgage loans underlying the AAA-rated and agency interest-only securities, assumptions must be made about the level of interest rates over that same time horizon, which is primarily 3-5 years, as these securities have a weighted average life of approximately that period. We utilize a credit spread over the market LIBOR/ swap forward curve to estimate the level of mortgage interest rates over the life of the pool of loans. We believe a forward curve, as opposed to static or spot interest rates, incorporates the market perception about expected changes in interest rates and provides a more realistic estimate of lifetime interest rates and therefore prepayment rates. As of December 31, 2002, the LIBOR swap forward curve was upward sloping over a three to five year period, which results in our estimate of prepayment rates decreasing over the life of the loans.

      The discount rate represents the implicit yield a knowledgeable investor would require to purchase or own the projected cash flows. Using an OAS model, embedded options and other cash flow uncertainties are quantified across a large number of hypothetical interest rate environments. The OAS is essentially the credit spread over the risk free rate after the option costs (e.g., hedge costs) are considered. Overall, we evaluate the reasonableness of the discount rate based on the spread over the risk free rate (duration adjusted LIBOR securities) relative to other cash flow sensitive investments with higher and lower risk profiles.

MORTGAGE SERVICING RIGHTS

      MSRs are created upon the sale of loans to GSEs, in private-label securitizations, and occasionally, from the sale of whole loans. We also purchase MSRs from time to time from third parties. The carrying value of MSRs in our financial statements represents our estimate of the present value of future cash flows to be received by us as servicer of the loans. In general, future cash flows are estimated by projecting the service fee, plus late fees and reinvestment income associated with interest earned on “float,” after subtracting guarantee fees on agency portfolios, the cost of reimbursing investors for compensating interest associated with the early pay-off of loans, the market cost to service the loans, and the cost of mortgage insurance premiums (if applicable), and after giving effect to estimated prepayments.

      MSRs are recorded at the lower of amortized cost or fair value with valuation changes, net of hedges, being reported in service fee income in the consolidated statements of earnings. We use a third party valuation model and a combination of OAS and static discount rate methodologies to value these assets. We use static models on collateral types such as ARM and subprime loans because we believe they are more appropriately valued using this methodology, as prepayments on these collateral types are less dependent on interest rate changes. The key assumptions include prepayment rates and, to a lesser degree, reinvestment income and discount rates. Prepayment speeds and OAS derived discount rates are determined using the methodology described above for AAA-rated and agency interest-only securities.

      Reinvestment income represents the interest earned on custodial balances (the “Float”). Custodial balances are generated from the collection of borrower principal and interest and escrow balances which we generally hold on deposit for a short period until the required monthly remittance of such funds to a trustee. Reinvestment income is reduced by compensating interest, or “interest short,” which we must pay to investors to compensate for interest lost on the early payoff of loans under the terms of the related pooling and servicing agreements. Our estimate of reinvestment income is a function of float, which is derived from our estimate of prepayment speeds, and an estimate of the interest rate we will earn by temporarily investing these balances. The reinvestment rate is typically based on the Federal Funds rate, and we factor in the market forward curve to derive a long-term estimate.

      The valuation of MSRs includes numerous assumptions of varying lower sensitivities in addition to the assumptions discussed above. For example, other assumptions include, but are not limited to, market cost to service loans, prepayment penalties, delinquencies and the related late fees and escrow balances. We believe our valuation of MSRs as of December 31, 2002 was reasonable given market conditions at December 31, 2002 and periodic third party valuations obtained from servicing brokers.

      In February 2003, the Federal banking regulatory agencies, including the OTS and FDIC who are the Bank’s primary regulatory authorities, issued an advisory on mortgage banking activities primarily in the valuation and hedging of MSRs. In this advisory, the regulatory authorities provide guidance on the valuation of MSRs including the determination and documentation of assumptions, comparison to market data, stratification of MSRs for impairment testing, appropriate amortization of the cost basis of MSRs, review of actual cash flow performance, periodic review of the models used to value MSRs, recognition of permanent impairment and proper risk management procedures including review and approval of the valuation and assumptions by management and reporting to the Board of Directors. They also provide guidance about hedging activities including measuring and controlling the interest rate risk of MSRs, approval of hedging products and strategies and documentation related to hedges and to hedge accounting. We believe we have a thorough and comprehensive process related to the valuation and hedging of MSRs including review of the valuation and assumptions and review of the hedging strategy and hedge performance by a committee of our management-level asset liability committee and reporting of such items to a committee of our Board of Directors. As MSRs are valued based on our determination of assumptions about the future and using complex models, we could be subject to enhanced scrutiny and criticism of our valuation of MSRs from our regulatory authorities.

NON-INVESTMENT GRADE SECURITIES AND RESIDUALS

General

      Non-investment grade securities and residuals are created upon the issuance of private-label securitizations and to a small extent purchased from third parties. Non-investment grade securities (rated below BBB) represent leveraged credit risk as they typically absorb a disproportionate amount of credit losses before such losses affect senior or other investment grade securities. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The asset value of residuals represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses.

      Cash flows are also dependent upon various restrictions and conditions specified in each transaction. For example, typically residual securities are not entitled to any cash flows unless an over-collateralization

(“OC”) account has reached a certain level. The OC in an account represents the difference between the bond balance and the collateral underlying the security. A sample OC structure may require 2% of the original collateral balance for 36 months. At month 37, it may require 4%, but on a declining balance basis. Due to prepayments, that 4% requirement is generally less than the 2% required on the original balance. In addition, the transaction may include an OC “trigger event,” the occurrence of which may require the OC to be increased. An example of such a trigger event is delinquency rates or cumulative losses on the underlying collateral that exceed stated levels. If OC targets were not met, the trustee would hold all cash flows that would otherwise flow to the residual security until such targets are met. A delay or reduction in the cash flows received will result in a lower valuation of the residual.

      We consider certain of our investment grade securities to be hedges of our AAA-rated and agency interest-only securities and residual securities. We therefore classify them as trading securities in order to reflect changes in their fair values in our current income. Residual securities are also classified as trading securities so that the accounting for these securities will mirror the economic hedging activities. All other mortgage-backed securities, including the majority of our non-investment grade securities, are classified as available for sale. At least quarterly, we evaluate the carrying value of non-investment grade and residual securities in light of the actual performance of the underlying loans. If fair value is less than amortized cost and the estimated undiscounted cash flows have decreased compared to the prior period, the impairment is recorded through earnings. We classify our non-investment grade residuals as trading and therefore record them at our estimate of their fair value, with changes in fair value being recorded through earnings. We use a third party model, using the “cash out” method to value these securities. This method reflects when we receive the cash, which may be later than when the trust receives the cash. The model takes into consideration the cash flow structure specific to each transaction (such as over-collateralization requirements and trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates.

Loss Estimates

      We use a proprietary loss estimation model to project credit losses. This model was developed utilizing our actual loss experience for prime and subprime loans. The modeling logic has been reviewed by a third party specialist in this area and validated. The expected loan loss is a function of loan amount, conditional default probability and projected loss severity. Characteristics that impact default probability vary depending on loan type and current delinquency status, but generally include the borrower’s credit score, loan to value ratio, loan amount, debt to income ratio and loan purpose, among other variables. Characteristics that impact loss severity includes unpaid principal balance, loan to value, days to liquidation, mortgage insurance status, cash out versus no cash out financing and primary residence status. The loss estimation model also includes conditional default curves, which relate to the expected timing of the estimated loss. In our experience, default probabilities generally reach a peak within two to three years of loan origination and become less likely after four to five years. While there can be no assurance as to the accuracy of the model in predicting losses, we and a third party specialist have “back tested” our model and have validated the model’s default probability logic. The model is updated and recalibrated periodically based on our on-going actual loss experience.

Prepayment Speeds

      We estimate prepayments on a collateral-specific basis and consider actual prepayment activity for the collateral pool. We also consider the current interest rate environment, the market forward curve projections and prepayments estimated on similar collateral pools where we own MSRs. Increasing prepayments tend to benefit the valuation of non-investment grade securities as the projected loss gets reduced due to the shorter loan life. However, increasing prepayments may reduce the value of residual securities since these securities represent excess spread on the underlying collateral. Higher prepayments reduce the life of the residual and total cash flows resulting in a reduction in the fair value of the residual.

Discount Rates

      We determine static discount rates based on a number of factors, including but not limited to the collateral type and quality, structure of the transaction, market interest rates and our ability to generate an appropriate after tax return on equity given the other valuation assumptions and resulting projected cash flows. We also review the discount rates used by other investors for similar securities to evaluate the appropriateness of our assumptions. As non-investment grade securities and residuals are our highest risk profile assets, and liquidity is generally the lowest for these assets on a duration adjusted basis, the spread over the risk free rate is also the highest of all of our cash flow sensitive assets.

ALLOWANCE FOR LOAN LOSSES

      We utilize several methodologies to estimate the adequacy of our ALL and to ensure that the allocation of the ALL to the various portfolios is reasonable given current trends and the economic outlook. In this regard, we segregate assets into homogeneous pools of loans and heterogeneous loans.

      Homogeneous pools of loans exhibit similar characteristics and, as such, can be evaluated as pools of assets through the assessment of default probabilities and corresponding loss severities. Our homogeneous pools include residential mortgage loans, manufactured home loans and home improvement loans. The estimate of the allowance for loan losses for homogeneous pools is based on expected inherent losses resulting from four methodologies:

1) Internal loan loss estimation model — This model estimates losses based on several key loan characteristics. For further discussion regarding this model, see the previous section entitled “Non-investment grade securities and residuals-Loss Estimates.”

2) Portfolio level delinquency migration analysis — This analysis produces a range of projected losses based on current loss severities and the preceding 12 months of migration rates of delinquent loans into non-performing loans.

3) Delinquency trend analysis — This analysis provides the basis for estimating the direction of NPA and loss severity levels into future periods.

4) Historical loss analysis — This analysis compares the level of allowance to the historical losses actually incurred in prior years.

      Our builder construction loans generally carry higher balances and involve unique loan characteristics that cannot be evaluated solely through the use of default rates, loss severities and trend analysis. To estimate an appropriate level of ALL for our heterogeneous loans, we constantly screen the portfolios on an individual asset basis to classify problem credits and to estimate potential loss exposure. In this estimation, we determine the level of adversely classified assets (using the classification criteria described below) in a portfolio and the related loss potential and extrapolate the weighting of those two factors across all assets in the portfolio.

      Our asset classification methodology was designed in accordance with guidelines established by our supervisory regulatory agencies as follows:

•	Pass — Assets classified Pass are assets that are well protected by the net worth and paying capacity of the borrower or by the value of the asset or underlying collateral.

•	Special Mention — Special Mention assets have potential weaknesses that require close attention, but have not yet jeopardized the timely repayment of the asset in full.

•	Substandard — This is the first level of adverse classification. Assets in this category are inadequately protected by the net worth and paying capacity of the borrower or by the value of the collateral. Substandard assets are characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected.

•	Doubtful — Assets in this category have the same weaknesses as a substandard asset, with the added characteristic that based on current facts, conditions and values, liquidation of the asset in full is highly improbable.

•	Loss — Assets in the Loss category are considered uncollectible and of such little value that the continuance as an asset, without establishment of a specific valuation allowance, is not warranted.

SECONDARY MARKET RESERVE

      As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make payments to settle breaches of the standard representations and warranties made as part of our loan sales or securitizations. The secondary market reserve includes probable losses on repurchases arising from representation and warranty claims, and probable obligations related to disputes with investors and vendors with respect to contractual obligations pertaining to mortgage origination activity. The reserve level is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. An increase to this reserve is recorded as a reduction of the gain on sale of loans in our consolidated statements of earnings and the corresponding reserve is recorded in other liabilities in our consolidated balance sheets. At the time we repurchase a loan, the estimated loss on the loan is charged against this reserve and recorded as a reduction of the basis of the loan.

SENSITIVITY ANALYSIS

      Changing the assumptions used to estimate the fair value of AAA-rated and agency interest-only securities, MSRs and non-investment grade securities and residuals (“the retained assets”) could materially impact the amount recorded in gain on sale of loans. Initially, the estimation of the fair value of the retained assets from loan securitizations and sales impacts the financial statements of our mortgage banking segment. Thereafter, adjustments to fair value impact the investment portfolio’s financial statements. Provisions to the secondary market reserve impact the Mortgage Bank, while adjustments to the ALL may impact either the Mortgage Bank or the Investment Portfolio segments. Refer to “Note 13 — Transfers and Servicing of Financial Assets” in the consolidated financial statements of IndyMac for further information on the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2002.

FUTURE EARNINGS OUTLOOK

      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last twenty years and is projected, based on economic demographics, to continue this level of growth over the next decade. The annual amounts of mortgage industry production volumes can vary significantly from year to year depending on the levels of interest rates and refinancing transactions. At this rate, mortgage debt outstanding roughly doubles every decade. Since the inception of our operating business plan 10 years ago in January 1993, we have grown earnings at a compounded annual growth rate of 40% and earnings per share at a compounded annual growth rate of 28%. For 2003, we expect that earnings per share will range from levels near the 2002 earnings per share of $2.41 at the low end to an increase of 15% at the high end.

      Our range for 2003 incorporates the current forecast by the Mortgage Bankers Association of America for a decline in mortgage industry production in 2003 as the historic refinance volumes of 2002 begins to abate, marking the beginning of an expected mortgage market transition. We expect, however, that our intermediate term growth rate will approximate 15%, as we have historically gained market share in periods when the overall market is flat or down. No assurance can be given that we will achieve the historical or projected earnings growth rate, as we are subject to certain risks and uncertainties, as noted above in “Key Operating Risks and Risk Factors That May Affect Future Results.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, including fluctuations in short and long term interest rates. An additional risk is the early prepayment of loans held for investment, MBS and mortgage loans underlying our MSRs, AAA-rated and agency interest-only securities and residuals. Investment Portfolio is responsible for the management of interest rate and prepayment risks subject to policies and procedures established by our management level ALCO and board of directors level ALCO. See “Item 1. Business — Risk Factors That May Affect Future Results” for further discussion of risks.

HEDGING ACTIVITIES

      We utilize a variety of means in order to manage interest rate risk. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest and fee income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with a forward commitment to sell a FNMA or FHLMC security of comparable maturity and weighted average interest rate. To hedge our investments in AAA-rated and agency interest-only securities and MSRs, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans held for investment. In connection with all of the above strategies, we use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

MONITORING TOOLS

      Our management-level and board of directors-level ALCO members closely monitor interest rate risk. The primary measurement tool used to evaluate risk is an NPV analysis. An NPV analysis simulates the effects of an instantaneous and sustained change in interest rates (in a variety of basis point increments) to parallel interest rate shifts, on our assets and liabilities, commitments and hedges. The result is an estimate of the increase or decrease to net portfolio value. See “Item 7. Management’s Discussion and Analysis — Overall Interest Rate Risk Management” for a further discussion of our NPV analysis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item 8 is set forth beginning at page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

PART IV

ITEM 14.     CONTROLS AND PROCEDURES

      The management of IndyMac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of IndyMac’s disclosure controls and procedures. Based on that evaluation, management concluded that IndyMac’s disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

      Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on Internal Control over Financial Reporting included in our Annual Report, management assessed the Bank’s system of internal control over financial reporting as of December 31, 2002, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, the Company’s system of internal control over financial reporting met those criteria.

      There have been no significant changes in the IndyMac’s internal controls or in other factors that could significantly affect our Company’s disclosure of controls and procedures subsequent to December 31, 2002.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) and (2) — Financial Statements and Schedules

      The information required by this section of Item 15 is set forth in the Index to Financial Statements and Schedules at page F-2 of this Form 10-K.

      (3) — Exhibits

Exhibit
No.	Description

2.1*	Amended and Restated Agreement and Plan of Merger by and between SGV Bancorp, Inc. (“SGVB”) and IndyMac Bancorp (formerly known as IndyMac Mortgage Holdings, Inc.), dated as of July 12, 1999 and Amended and Restated as of October 25, 1999 (incorporated by reference to Appendix A to the definitive joint proxy statement of IndyMac Bancorp and SGVB filed with the SEC on November 5, 1999).
3.1*	Restated Certificate of Incorporation of IndyMac Bancorp (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
3.2*	Amended and Restated Bylaws of IndyMac Bancorp (incorporated by reference to Exhibit 3.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
4.1*	Indenture (the “Indenture”), dated as of December 1, 1985, between Countrywide Mortgage Obligations, Inc. (“CMO, Inc.”) and Bankers Trust Company, as Trustee (“BTC”) (incorporated by reference to Exhibit 4.1 to CMO, Inc.’s Form 8-K filed with the SEC on January 24, 1986).
4.2*	Series A Supplement, dated as of December 1, 1985, to the Indenture (incorporated by reference to Exhibit 4.2 to CMO, Inc.’s Form 8-K filed with the SEC on January 24, 1986).
4.3*	Series M Supplement, dated as of January 1, 1987, to the Indenture (incorporated by reference to Exhibit 4.3 to CMO, Inc.’s Form 8-K filed with the SEC on March 16, 1987).
4.4*	Indenture Supplement, dated as of September 1, 1987, among Countrywide Mortgage Obligations III, Inc. (“CMO III, Inc.”), CMO, Inc. and BTC (incorporated by reference to Exhibit 4.1 to CMO III, Inc.’s Form 8-K filed with the SEC on October 9, 1987).
4.5*	Indenture dated as of March 30, 1993 between Countrywide Mortgage Trust 1993-I (the “1993-I Trust”) and State Street Bank and Trust Company (the “Bond Trustee”) (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
4.6*	Indenture dated as of April 14, 1993 between Countrywide Mortgage Trust 1993-II (the “1993-II Trust”) and the Bond Trustee (incorporated by reference to Exhibit 4.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
4.7*	First Supplemental Indenture dated as of May 24, 1993 between the 1993-II Trust and the Bond Trustee (incorporated by reference to Exhibit 4.25 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 1994).
4.8*	Indenture dated as of November 14, 2001 between IndyMac Bancorp and The Bank of New York (“BoNY”), as Trustee (incorporated by reference to Exhibit 4.8 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4.9*	First Supplemental Indenture dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Trustee (incorporated by reference to Exhibit 4.9 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4.10*	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2002).
4.11*	Rights Agreement dated as of October 17, 2001 between IndyMac Bancorp and BoNY, as Rights Agent (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 18, 2001).
4.12	2002 Incentive Plan, as amended and restated as of March 4, 2003.
10.1*	Deposit Trust Agreement dated as of March 24, 1993 between CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.2*	Master Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, IndyMac Bancorp (formerly known as Countrywide Mortgage Investments, Inc., “CMI”), and the Bond Trustee (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).

Exhibit
No.	Description

10.3*	Servicing Agreement dated as of March 30, 1993 by and among the 1993-I Trust, CHL and the Bond Trustee (incorporated by reference to Exhibit 10.3 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.4*	Deposit Trust Agreement dated as of April 7, 1993 between CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.7 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.5*	Master Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CMI and the Bond Trustee (incorporated by reference to Exhibit 10.8 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.6*	Servicing Agreement dated as of April 14, 1993 by and among the 1993-II Trust, CHL and the Bond Trustee (incorporated by reference to Exhibit 10.9 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.7*	First Amendment to Deposit Trust Agreement dated as of April 13, 1993 between CMO II, Inc. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.11 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 1993).
10.8*	First Amendment to Deposit Trust Agreement dated as of April 16, 1993 between CMO II, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.8 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 1993).
10.9*	Amended and Restated Trust Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Sponsor, Roger H. Molvar and Richard L. Sommers, as Administrative Trustees, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, BoNY, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and several Holders of the Securities (incorporated by reference to Exhibit 10.11 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.10*	Unit Agreement dated as of November 14, 2001 between IndyMac Bancorp, IndyMac Capital Trust I, Wilmington Trust Company, as Property Trustee, and BoNY, as Agent (incorporated by reference to Exhibit 10.12 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.11*	Warrant Agreement dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Warrant Agent (incorporated by reference to Exhibit 10.13 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.12*	Guarantee Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Guarantor, and BoNY, as Guarantee Trustee (incorporated by reference to Exhibit 10.14 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.13*	Resignation Agreement dated February 29, 2000 between IndyMac Bancorp and Angelo R. Mozilo (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2000).
10.14*	Employment Agreement dated October 18, 2000 between IndyMac Bank and Roger H. Molvar (incorporated by reference to Exhibit 10.16 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.15	Employment Agreement dated December 1, 2000 between IndyMac Bank and Richard Sommers.
10.16*	Rider to Employment Agreement dated December 15, 2000 between IndyMac Bank and Roger H. Molvar (incorporated by reference to Exhibit 10.20 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.17	Employment Agreement dated July 1, 2001 between IndyMac Bank and William Hawkins.
10.18	Employment Agreement dated July 1, 2001 between IndyMac Bank and Mark Nelson.
10.19	Employment Agreement dated July 1, 2001 between IndyMac Bank and Grosvenor Nichols.
10.20	Director Emeritus Plan Agreement and Consulting Agreement dated January 22, 2002 between IndyMac Bancorp and Thomas J. Kearns.

Exhibit
No.	Description

10.21*	Employment Agreement dated February 28, 2002 between IndyMac Bank and Scott Keys (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2002).
10.22*	Amended and Restated Employment Agreement dated July 23, 2002 between IndyMac Bancorp and Michael W. Perry (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2002).
10.23	Director Emeritus Agreement dated August 1, 2002 between IndyMac Bancorp and Frederick J. Napolitano.
10.24*	Employment Agreement dated September 1, 2002 between IndyMac Bank and S. Blair Abernathy (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2002).
10.25	Employment Agreement dated October 1, 2002 between IndyMac Bank and John Olinski.
10.26	Employment Agreement dated November 1, 2002 between IndyMac Bank and Richard Wohl.
10.27	Form of Director Indemnification Agreement.
10.28	Retirement Agreement dated February 10, 2003 between IndyMac Bancorp and David S. Loeb.
10.29	IndyMac Bank Deferred Compensation Plan, as amended.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
99.1	Guidelines for Corporate Governance Issues as amended by the Board of Directors of IndyMac Bancorp on January 27, 2003.
99.2	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Reports on Internal Control Over Financial Reporting

*	Incorporated by reference.

      (b) — Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 11, 2003.

INDYMAC BANCORP, INC.

By: /s/ MICHAEL W. PERRY

Michael W. Perry
Chief Executive Officer

POWER OF ATTORNEY

      Each person whose signature appears below hereby constitutes and appoints Michael W. Perry and Scott Keys his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. PERRY Michael W. Perry	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 11, 2003

/s/ SCOTT KEYS Scott Keys	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2003

/s/ LOUIS E. CALDERA Louis E. Caldera	Director	March 11, 2003

/s/ LYLE E. GRAMLEY Lyle E. Gramley	Director	March 11, 2003

/s/ HUGH M. GRANT Hugh M. Grant	Director	March 11, 2003

/s/ PATRICK C. HADEN Patrick C. Haden	Director	March 11, 2003

/s/ ROBERT L. HUNT II Robert L. Hunt II	Director	March 11, 2003

/s/ JAMES R. UKROPINA James R. Ukropina	Director	March 11, 2003

CERTIFICATION

I, Michael W. Perry, Chairman of the Board of Directors and Chief Executive Officer of IndyMac Bancorp, Inc. (“IndyMac Bancorp”), certify that:

      1.     I have reviewed this annual report on Form 10-K of IndyMac Bancorp;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL W. PERRY

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

Date: March 11, 2003

CERTIFICATION

I, Scott Keys, Executive Vice President and Chief Financial Officer of IndyMac Bancorp, Inc. (“IndyMac Bancorp”), certify that:

      1.     I have reviewed this annual report on Form 10-K of IndyMac Bancorp;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SCOTT KEYS

Scott Keys
Executive Vice President
and Chief Financial Officer

Date: March 11, 2003

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT AUDITORS

INDYMAC BANCORP, INC.

AND SUBSIDIARIES

December 31, 2002, 2001 and 2000

INDYMAC BANCORP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

Page

INDYMAC BANCORP, INC. AND SUBSIDIARIES
Report of Independent Auditors	F-3
Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Earnings	F-6
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Auditors

Board of Directors and Shareholders

IndyMac Bancorp, Inc.

      We have audited the accompanying consolidated balance sheets of IndyMac Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Bancorp, Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California

January 24, 2003

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands
	except per share data)
Assets
Cash and cash equivalents	$196,720	$153,295
Securities classified as trading ($472.0 million and $182.5 million pledged as collateral for repurchase agreements at December 31, 2002 and 2001, respectively)	765,883	215,200
Mortgage-backed securities available for sale, amortized cost of $1.6 billion and $1.4 billion, respectively ($974.2 million and $81.6 million pledged as collateral for repurchase agreements at December 31, 2002 and 2001, respectively)	1,573,210	1,349,159
Loans receivable:
Loans held for sale
Prime	1,939,780	1,940,213
Subprime	213,405	140,550
Consumer lot loans	74,498	—

Total loans held for sale	2,227,683	2,080,763
Loans held for investment
Mortgage	2,226,971	1,531,757
Builder construction	482,408	596,273
Consumer construction	875,335	725,200
Income property	64,053	58,616
HELOC	312,881	84,511
Allowance for loan losses	(50,761)	(57,700)

Total loans held for investment	3,910,887	2,938,657
Total loans receivable ($1.7 billion and $2.0 billion pledged as collateral for repurchase agreements at December 31, 2002 and 2001, respectively)	6,138,570	5,019,420
Mortgage servicing rights	300,539	321,316
Investment in Federal Home Loan Bank stock, at cost	155,443	99,996
Interest receivable	47,089	52,172
Goodwill and other intangible assets	34,549	35,637
Foreclosed assets	36,526	19,372
Other assets	325,925	231,744

Total assets	$9,574,454	$7,497,311

	December 31,

	2002	2001

	(Dollars in thousands
	except per share data)
Liabilities and Shareholders’ Equity
Deposits	$3,140,502	$3,238,864
Advances from Federal Home Loan Bank	2,721,783	1,999,378
Borrowings	2,491,715	1,053,670
Trust preferred securities	116,819	116,287
Other liabilities	253,670	243,974

Total liabilities	8,724,489	6,652,173
Shareholders’ Equity
Preferred Stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 83,959,547 shares (54,829,486 outstanding) at December 31, 2002 and issued 83,312,516 shares (60,366,266 outstanding) at December 31, 2001	840	833
Additional paid-in-capital	1,007,936	996,649
Accumulated other comprehensive (loss) income	(17,747)	570
Retained earnings	377,707	234,314
Treasury stock, 29,130,061 shares and 22,946,250 shares, respectively	(518,771)	(387,228)

Total shareholders’ equity	849,965	845,138

Total liabilities and shareholders’ equity	$9,574,454	$7,497,311

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share data)
Interest income
Mortgage-backed and other securities	$112,065	$121,867	$84,529
Loans held for sale
Prime	127,571	156,251	82,547
Subprime	12,416	19,780	22,401
Income property	—	—	2,111
HELOC	6,929	1,951	—
Consumer lot loans	1,582	—	—

Total loans held for sale	148,498	177,982	107,059
Loans held for investment
Mortgage	108,326	137,648	139,852
Builder construction	37,501	53,650	76,157
Consumer construction	55,660	42,241	28,085
Income property	5,225	4,872	4,781
HELOC	3,124	1,145	—

Total loans held for investment	209,836	239,556	248,875
Other	6,705	5,535	2,287

Total interest income	477,104	544,940	442,750
Interest expense
Deposits	105,188	98,781	16,245
Advances from Federal Home Loan Bank	101,647	95,222	13,559
Trust preferred securities	11,032	1,377	—
Borrowings	49,949	146,938	253,551

Total interest expense	267,816	342,318	283,355

Net interest income	209,288	202,622	159,395
Provision for loan losses	16,154	22,022	15,974

Net interest income after provision for loan losses	193,134	180,600	143,421
Other income
Gain on sale of loans	300,800	229,444	123,637
Service fee income	19,197	28,963	41,145
Gain on mortgage-backed securities, net	4,439	7,097	417
Fee and other income	57,736	52,036	28,478

Total other income	382,172	317,540	193,677

Net revenues	575,306	498,140	337,098

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS — (Continued)

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share data)
Other expense
Operating expenses	344,058	278,201	193,752
Amortization of goodwill and other intangible assets	1,088	3,392	2,266

Total other expense	345,146	281,593	196,018

Earnings before provision for income taxes and cumulative effect of a change in accounting principle	230,160	216,547	141,080
Provision for income taxes	86,767	89,974	59,254
Income tax benefit from termination of REIT status	—	—	(36,100)

Earnings before cumulative effect of a change in accounting principle	143,393	126,573	117,926
Cumulative effect of a change in accounting principle	—	(10,185)	—

Net earnings	$143,393	$116,388	$117,926

Earnings per share before cumulative effect of a change in accounting principle
Basic	$2.47	$2.07	$1.73
Diluted	$2.41	$2.00	$1.69
Earnings per share from cumulative effect of a change in accounting principle
Basic	$—	$(0.16)	$—
Diluted	$—	$(0.16)	$—
Net earnings per share
Basic	$2.47	$1.91	$1.73
Diluted	$2.41	$1.84	$1.69
Weighted average shares outstanding
Basic	58,028	60,927	68,343
Diluted	59,592	63,191	69,787

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Year Ended December 31, 2002, 2001 and 2000

				Accumulated
				Other
			Additional	Comprehensive		Total	Cumulative		Total
	Shares	Common	Paid-in	Income	Retained	Comprehensive	Distributions to	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Shareholders	Stock	Equity

	(Dollars in thousands)
Balance at December 31, 1999.	75,076,868	$807	$1,080,327	$7,433	$393,149	$—	$(577,808)	$(76,378)	$827,530
Common stock options exercised	874,836	7	18,785	—	—	—	—	—	18,792
Directors’ and officers’ notes receivable	—	—	506	—	—	—	—	—	506
Deferred compensation, restricted stock	79,038	3	3,982	—	—	—	—	—	3,985
401(k) contribution	72,980	1	1,109	—	—	—	—	—	1,110
Net loss on mortgage-backed securities available for sale	—	—	—	(10,036)	—	(10,036)	—	—	(10,036)
Dividend reinvestment plan	11,329	—	155	—	—	—	—	—	155
Purchases of common stock	(13,938,735)	—	—	—	—	—	—	(232,075)	(232,075)
Close-out of cumulative earnings and distributions to additional paid-in capital	—	—	(184,659)	—	(393,149)	—	577,808	—	—
Net earnings	—	—	—	—	117,926	117,926	—	—	117,926

Balance at December 31, 2000	62,176,316	818	920,205	(2,603)	117,926		—	(308,453)	727,893

Common stock options exercised	1,417,038	14	19,984	—	—	—	—	—	19,998
Directors’ and officers’ notes receivable	—	—	(48)	—	—	—	—	—	(48)
Deferred compensation, restricted stock	62,189	—	2,318	—	—	—	—	—	2,318
401(k) contribution	73,453	1	1,876	—	—	—	—	—	1,877
Net gain on mortgage-backed securities available for sale	—	—	—	2,136	—	2,136	—	—	2,136
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	1,037	—	1,037	—	—	1,037
Dividend reinvestment plan	1,524	—	37	—	—	—	—	—	37
Purchases of common stock	(3,364,254)	—	—	—	—	—	—	(78,775)	(78,775)
Issuance of warrants	—	—	52,277	—	—	—	—	—	52,277
Net earnings	—	—	—	—	116,388	116,388	—	—	116,388

Balance at December 31, 2001	60,366,266	833	996,649	570	234,314		—	(387,228)	845,138
Common stock options exercised	617,243	7	9,803	—	—	—	—	—	9,810
Directors’ and officers’ notes receivable	—	—	(168)	—	—	—	—	—	(168)
Deferred compensation, restricted stock	28,447	—	1,619	—	—	—	—	—	1,619
Net gain on mortgage-backed securities available for sale	—	—	—	476	—	476	—	—	476
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(18,793)	—	(18,793)	—	—	(18,793)
Dividend reinvestment plan	1,341	—	33	—	—	—	—	—	33
Purchases of common stock	(6,183,811)	—	—	—	—	—	—	(131,543)	(131,543)
Net earnings	—	—	—	—	143,393	$143,393	—	—	143,393

Balance at December 31, 2002	54,829,486	$840	$1,007,936	$(17,747)	$377,707		$—	$(518,771)	$849,965

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$143,393	$116,388	$117,926
Adjustments to reconcile net earnings to net cash used in operating activities
Total amortization and depreciation	247,237	190,463	171,971
Gain on sale of loans	(300,800)	(229,444)	(123,637)
Gain on mortgage-backed securities, net	(4,439)	(7,097)	(417)
Provision for loan losses	16,154	22,022	15,974
Cumulative effect of a change in accounting principle	—	10,185	—
Income tax benefit from termination of REIT status	—	—	(36,100)
Net (decrease) increase in deferred tax liability	(6,923)	101,549	(16,420)
Net (increase) decrease in other assets and liabilities	(56,447)	(15,685)	69,176

Net cash provided by operating activities before activity for trading securities and loans held for sale	38,175	188,381	198,473
Net (purchases) sales of trading securities	(227,708)	1,512	—
Net purchases of loans held for sale	(723,617)	(1,348,042)	(1,058,397)

Net cash used in operating activities	(913,150)	(1,158,149)	(859,924)

Cash flows from investing activities:
Net purchases sales of and payments from loans held for investment	(529,004)	246,471	339,556
Net purchases of mortgage-backed securities available for sale	(361,476)	(425,643)	(385,830)
Purchase of SGV Bancorp, Inc.	—	—	(53,357)
Purchase of PNB Mortgage	—	—	(35,291)
Net increase in investment in Federal Home Loan Bank stock, at cost	(55,447)	(36,715)	(57,767)
Net increase in other	(37,425)	(27,430)	(20,930)

Net cash used in investing activities	(983,352)	(243,317)	(213,619)

Cash flows from financing activities:
Net (decrease) increase in deposits	(98,368)	2,440,731	442,438
Net increase in advances from Federal Home Loan Bank	722,170	734,307	1,170,520
Net increase (decrease) in borrowings	1,436,374	(1,802,279)	(276,858)
Net proceeds from issuance of trust preferred securities and warrants	—	168,564	—
Net proceeds from issuance of common stock and exercise of stock options	11,294	24,346	32,897
Purchases of common stock	(131,543)	(78,775)	(232,075)

Net cash provided by financing activities	1,939,927	1,486,894	1,136,922

Net increase in cash and cash equivalents	43,425	85,428	63,379
Cash and cash equivalents at beginning of period	153,295	67,867	4,488

Cash and cash equivalents at end of period	$196,720	$153,295	$67,867

Supplemental cash flow information:
Cash paid for interest	$268,842	$351,911	$264,028

Cash paid for income taxes	$57,595	$2,777	$27,854

Supplemental disclosure of noncash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$473,959	$638,216	$424,425

Net transfer of mortgage-backed securities available for sale to trading	$219,749	$263,274	$—

Fair value of non-cash assets acquired in the purchases of IndyMac, Inc. and SGVB	$—	$—	$868,000

Fair value of non-cash liabilities assumed in the purchases of IndyMac, Inc. and SGVB	$—	$—	$783,000

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      IndyMac Bancorp, Inc. is a savings and loan holding company. References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” “we” or “us” refer to IndyMac Bancorp and its consolidated subsidiaries.

Conversion to a Depository Institution

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

Financial Statement Presentation

      For the years ended December 31, 2002, 2001 and 2000 the consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank. All significant intercompany balances and transactions with IndyMac’s subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

      The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported and the disclosure of contingent assets and liabilities. Significant estimates include the allowance for loan losses, the secondary market reserve and the value of our hedging instruments, mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, non-investment grade securities and residuals for which active markets do not exist. Actual results may differ significantly from those estimates and assumptions.

Derivative Instruments

      In seeking to protect our financial assets and liabilities from the effects of changes in market interest rates, we have devised and implemented a comprehensive asset/ liability management strategy that seeks, on an economic and accounting basis, to mitigate significant fluctuations in our financial position and results of operations. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest income. The value of these instruments and the income they provide tends to be somewhat counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with forward commitments to sell Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) security with comparable maturities and weighted average interest rate. To hedge our investments in AAA-rated and agency interest-only securities and MSRs, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans held for investment and mortgage backed securities.

      Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended and

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpreted (“SFAS 133”). SFAS 133 requires that we recognize all derivative instruments on the balance sheet at fair value. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or unrecognized firm commitment, referred to as a fair value hedge,

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge, or

(c) a hedge of certain foreign currency exposure.

      In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive (loss) income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Derivatives that are non-designated hedges, as defined in SFAS 133, are adjusted to fair value through earnings. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships.

      We have not elected to implement the fair value hedge accounting provisions of SFAS 133 to our MSR asset. Our hedges of MSRs are recorded at fair value with changes in fair value being recorded in current earnings. Management expects that at some point in the future the Company will apply the fair value hedge provisions to MSRs. Prior to January 1, 2001, we complied with the requirements of SFAS No. 80, “Accounting for Futures Contracts,” in accounting for our hedging transactions. We deferred gains and losses from hedging activities associated with our mortgage securities portfolio. Futures gains and losses from hedging activities were added to or deducted from the carrying value of the associated assets, which were then marked to market, with net unrealized gains and losses being excluded from earnings and included as a separate component of OCI, net of taxes, in shareholders’ equity.

Cash and Cash Equivalents

      Cash and cash equivalents include non-restricted cash on deposit and overnight investments.

Mortgage-Backed and U.S. Treasury Securities

      Mortgage-backed and U.S. Treasury securities consist of U.S. Treasury securities, agency securities, AAA-rated senior securities, investment and non-investment grade securities, AAA-rated and agency interest-only and principal-only securities, and residual securities. Securities that the Company considers as hedges of its AAA-rated and agency interest-only securities, residual securities and MSRs are carried as trading securities. All other mortgage-backed securities are classified as available for sale. All securities are carried at fair value, which is estimated based on market quotes, when available, or on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses when market quotes are not available. We estimate future prepayment rates based upon current and expected future interest rate levels, collateral seasoning and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, prepayment penalties, interest rates and recent prepayment experience. These assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Securities classified as trading are carried at fair value with changes in fair value being recorded through current earnings. Accordingly, the hedge accounting provisions of SFAS 133 are not required. Unrealized gains and losses resulting from fair value adjustments on investment and mortgage-backed securities available for sale are excluded from earnings and reported as a separate component of OCI, net of taxes, in shareholders’ equity. If we determined a decline in fair value of an available for sale security is other than temporary, an impairment write down is recognized in current earnings. Realized gains and losses are calculated using the specific identification method.

Loans Held for Sale

      Loans held for sale consist primarily of residential mortgage loans, which are secured by one-to-four family residential real estate located throughout the United States. We originate and purchase mortgage loans generally with the intent to sell them in the secondary market. Loans held for sale are carried at the lower of aggregate cost, net of purchase discounts or premiums, deferred fees, deferred origination costs and effects of hedge accounting, or fair value. We determine the fair value of loans held for sale using current secondary market prices for loans with similar coupons, maturities and credit quality.

      The fair value of mortgage loans is subject to change primarily due to changes in market interest rates. Under our risk management policy, we hedge the changes in fair value of our loans held for sale primarily by selling forward contracts on agency securities. We formally designate and document these hedging relationships as fair value hedges and record the changes in the fair value of hedged loans held for sale as an adjustment to the carrying basis of the loan through gain on sale of loans in current earnings. We record the related hedging instruments at fair value with changes in fair value being recorded also in gain on sale of loans in current earnings.

      As part of our mortgage banking operations, we enter into commitments to purchase or originate loans whereby the interest rate on the loans is determined prior to funding (“rate lock commitments”). We report rate lock commitments as derivatives as defined in SFAS 133 and determine the fair value of rate lock commitments using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. In addition, the value of rate lock commitments is affected by changes in the anticipated loan funding probability or fallout factor. Under our risk management policy, we hedge these changes in fair value primarily by selling forward contracts on agency securities. Both the rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings in gain on sale of loans.

      Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values. On agency loan sales, we generally retain a servicing asset in addition to the cash proceeds. Whole loan sales are generally for cash with no retention of servicing but occasionally we may also retain the servicing asset.

      We also sell loans through private-label securitizations. The securitization process involves the sale of the loans to one of our wholly owned bankruptcy remote special purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or the securitization trusts. The third party investors or the securitization trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we may be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special purpose entities,” which meet the legal isolation criteria of SFAS 140, and are therefore not consolidated for financial reporting purposes.

      In addition to the cash the securitization trust pays for the loans, we often retain certain interests in the securitization trust as part of the trust’s payment to us for the loans. These retained interests may include subordinated classes of securities, MSRs, AAA-rated interest-only securities, residual securities, cash reserve funds, or an overcollateralization account. Other than MSRs and AAA-rated interest-only securities, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. AAA-rated interest-only securities and residual interests retained are included in securities classified as trading and other subordinated securities retained are included in mortgage-backed securities available for sale on the balance sheet.

      We usually retain the servicing function for the securitized mortgage loans. As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees or prepayment penalties.

      Transaction costs associated with the securitizations are recognized as a component of the gain or loss at the time of sale.

Loans Held for Investment

      Loans are classified as held for investment based on management’s intent and ability to hold the loans for the foreseeable future. Loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income over the estimated life of the loan using methods that approximate the interest method.

      Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectability and, if appropriate, interest accrual is discontinued and previously accrued interest is reversed.

Allowance for Loan Losses

      We maintain an allowance for loan losses on loans held for investment. Additions to the allowance are based on assessments of certain factors, including but not limited to, estimated probable losses on the loans, borrower credit quality, delinquency, prior loan loss experience and general economic conditions. Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged off are credited to the allowance. An allowance for loan losses is not provided for loans held for sale in accordance with US GAAP. The estimated probable losses on these loans are included in the discount recorded on loans held for sale.

      We classify loans as impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans are generally placed on non-accrual status when they are 90 days past due. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. Open-ended loans are charged off after they are delinquent in excess of 120 days. The estimated loss upon liquidation on all other loans held for investment are charged off upon foreclosure.

Secondary Market Reserve

      The Company maintains a secondary market reserve for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. This reserve includes probable losses on repurchases arising from representation and warranty claims, and probable obligations related to disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The reserve is included in other liabilities in the consolidated balance sheets.

Mortgage Servicing Rights

      We retain MSRs in connection with our mortgage banking operations. Under primary servicing agreements, we collect monthly principal, interest and escrow payments from individual mortgagors and perform certain accounting and reporting functions on behalf of the mortgage investors. Under master servicing agreements, we collect monthly payments from various sub-servicers and perform certain accounting and reporting functions on behalf of the mortgage investors.

      We recognize MSRs as separate assets only when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing retained or by separate purchase or assumption of the servicing. The carrying value of mortgage loans sold or securitized is allocated between loans and servicing rights based upon the relative fair values of each. Purchased MSRs are initially recorded at cost. All MSRs are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSRs are amortized over the period of, and in proportion to, the estimated future net servicing income.

      Because a limited and illiquid market exists for MSRs, we determine the fair value of our MSRs using discounted cash flow techniques. Using a model developed by a third party, we determine the fair value of recognized MSRs by estimating the present value of anticipated future net cash flows. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future. For purposes of impairment evaluation and measurement, we stratify our MSRs based on predominant risk characteristics, including primary versus master servicing, underlying loan type, interest rate type, and interest rate band. To

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the extent that the carrying value of MSRs exceeds fair value by individual strata, a valuation reserve is recorded as a charge to service fee income in current earnings. Valuation reserves for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment. We periodically obtain third party opinions of value to test the reasonableness of our valuation models.

Foreclosed Assets

      Real estate acquired in settlement of loans is initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for loan losses. Subsequent operating activity and declines in value are charged to earnings.

Goodwill and Other Intangible Assets

      Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from acquisitions we have made. Through December 31, 2001, substantially all of our goodwill was amortized using the straight-line method over 20 years. We also recorded a core deposit intangible asset in the acquisition of SGVB. The core deposit intangible is being amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposits acquired. We periodically review our goodwill and other intangible assets for other-than-temporary impairment. If circumstances indicate that other-than-temporary impairment might exist, recoverability of the asset was assessed based on expected undiscounted net cash flows. Effective January 1, 2002, goodwill is no longer amortized, but rather is tested for impairment annually as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Fixed Assets

      Fixed assets are included in other assets in the consolidated balance sheets at December 31, 2002 and 2001. Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method in amounts sufficient to relate the cost of depreciable assets to current earnings over their estimated service lives. Estimated service lives of furniture and equipment generally range from three to seven years and 20 to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the service lives of the improvements.

Software Development

      We capitalize external direct costs of materials and services consumed in developing or obtaining internal-use computer software and direct salary costs relating to the respective employees’ time spent on the software project during the application development stage. The estimated service lives for capitalized software generally range from three to seven years.

Income Taxes

      Deferred income taxes in the accompanying financial statements are computed using the liability method. Under this method, deferred income taxes are provided for differences between the book and tax basis of our assets and liabilities.

Stock-Based Compensation

      Our stock compensation is provided to employees in accordance with the 2000 Stock Incentive Plan, as amended, which allows for the grant of various types of awards (the “Awards”) including, but not limited to, non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, and

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock bonuses to our employees (including officers and directors) and certain of our consultants or advisors. Awards are granted at the average market price of our stock on the grant date.

      As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) See “Note 23 — Benefit Plans” for further information, and disclosures of the pro forma effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date.

New Accounting Pronouncements

      During 2002, the Financial Accounting Standards Board (“FASB”) issued several new accounting pronouncements:

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

•	SFAS No. 147, “Acquisitions of Certain Financial Institutions”

•	SFAS No. 148, “Accounting for Stock-Based Compensation”

•	Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

•	Interpretation No. 46, “Consolidation of Variable Interest Entities”

      Implementation of these accounting pronouncements did not have any impact on our financial statements during 2002, and we are not currently involved in any transactions pursuant to which we would expect these new accounting pronouncements to have any material impact on our results of operations, financial position, or liquidity in the future.

NOTE 2 — BUSINESS COMBINATIONS

Acquisition of IndyMac, Inc.’s Common Stock

      In January of 2000, we purchased all the outstanding common stock of IndyMac, Inc., which was held by Countrywide Home Loans (“CHL”), for $1.8 million (the “acquisition”). IndyMac, Inc.’s total assets and shareholders’ equity on the date of the acquisition were approximately $424 million and $92 million, respectively. CHL’s 1% minority interest investment in IndyMac, Inc. as of the effective date of the purchase was $922 thousand. As IndyMac Bancorp owned 100% of the outstanding common and preferred stock of IndyMac, Inc. subsequent to the acquisition of the common stock from CHL, IndyMac Bancorp used the consolidation method of accounting for its investment in IndyMac, Inc. beginning January 1, 2000.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma for Acquisitions

      The pro forma consolidated net revenues, net earnings, and diluted earnings per share of IndyMac Bancorp presented as though SGVB and IndyMac, Inc. were purchased at the beginning of the respective periods would have been $385.3 million, $116.8 million, and $1.67, respectively, for the year ended December 31, 2000.

      Accumulated amortization of $5.8 million and $4.7 million as of December 31, 2002 and 2001, respectively, was netted against $32.7 million of goodwill and $7.7 million of core deposit intangible, respectively. For the year ended December 31, 2001, the amortization of goodwill was $1.7 million. On January 1, 2002, upon adoption of SFAS 142, we ceased amortization of goodwill and recognized no impairment in 2002. Amortization of the core deposit intangible asset for the year ended December 31, 2002 totaled $1.1 million.

NOTE 3 — MORTGAGE-BACKED AND U.S. TREASURY SECURITIES

      As of December 31, 2002 and 2001, our mortgage-backed and U.S. Treasury securities were comprised of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Mortgage-backed and U.S. Treasury securities — Trading
U.S. Treasury Securities	$282,219	$—
AAA-rated agency securities	25,055	—
AAA-rated and agency interest-only securities	187,060	211,104
AAA-rated principal-only securities	79,554	4,096
AAA-rated non-agency securities	101,185	—
Other investment grade securities	9,114	—
Other non-investment grade securities	2,956	—
Non-investment grade residual securities	78,740	—

Total mortgage-backed and U.S. Treasury securities — Trading	$765,883	$215,200

Mortgage-backed securities — Available for sale
AAA-rated agency securities	$123,269	$89,752
AAA-rated non-agency securities	1,406,321	1,170,960
Other investment grade securities	39,258	40,042

Total investment grade mortgage-backed securities	1,568,848	1,300,754

Non-investment grade residual securities	—	43,123
Other non-investment grade securities	4,362	5,282

Total non-investment grade securities	4,362	48,405

Total mortgage-backed securities — Available for sale	$1,573,210	$1,349,159

      Contractual maturities of the mortgage-backed and U.S. Treasury securities generally range from 10 to 30 years. Expected weighted average lives of these securities generally range from several months to five years due to borrower prepayments occurring prior to the contractual maturity.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as available for sale:

	December 31,

	2002	2001

	(Dollars in thousands)
Amortized cost	$1,573,193	$1,350,721
Gross unrealized holding gains	6,253	10,776
Gross unrealized holding losses	(6,236)	(12,338)

Estimated fair value	$1,573,210	$1,349,159

      We value AAA-rated and agency interest-only securities using an option-adjusted spread (“OAS”) methodology, in which discount rates and future cash flows vary over time with the level of rates implied by each of 200 randomly-generated forward interest rate paths. When available, market information is used to validate these assumptions. The prepayment rates used to value our AAA-rated and agency interest-only securities portfolio are based primarily on four-factor prepayment models which incorporate relative weighted average coupon (“WAC”), seasoning, burnout, and seasonality as well as expectations of future rates implied by the forward LIBOR/swap curve. At December 31, 2002, the weighted average constant lifetime prepayment rate assumption was 23.6%, and the implied yield was 8.7%. The actual constant prepayment rate was 38.5% for the three months ended December 31, 2002.

      The fair value of our residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. We maintain a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan to value ratio, borrower credit scores and property type. As of December 31, 2002, the weighted average discount rate was 20.0%, the projected average constant prepayment rate was 24.2%, and the remaining cumulative loss rate was 1.5%.

      The fair value of all of our other investment and non-investment grade mortgage-backed and U.S. Treasury securities is estimated based on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses, and market information when available.

      Effective January of 2001, we adopted the provisions of Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). EITF 99-20 provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income is to be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its amortized cost and the decline is other than temporary, the EITF states that an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previous accounting method under which impairment was measured using a risk-free rate of return.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adoption of EITF 99-20 in January of 2001 was recorded as a cumulative effect of a change in accounting principle, and had the following effects on net earnings and OCI during the first quarter of 2001:

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

      In addition, as a result of our periodic reviews for impairment in accordance with EITF 99-20, during the year ended December 31, 2002, we recorded $0.2 million and $2.3 million in impairment charges on non-investment grade subordinated and residual securities, respectively.

      During the third quarter of 2002, the Company reclassified its portfolio of non-investment grade residual securities from the available for sale to the trading classification. This reclassification was done so that our accounting results would more closely reflect our economic hedging activities. The Company also transferred to trading from the available for sale classification certain AAA-rated non-agency securities that are intended to hedge the interest rate risk associated with residual securities. The transfer of residual securities from available for sale to trading resulted in a $4.0 million reclassification from OCI to gain on mortgage-backed securities, net. The Company no longer intends to hold any residual securities as available for sale. All new residuals will be recorded as trading securities.

      During 2002, IndyMac modified its agreement with one of the government sponsored enterprises (“GSEs”) resulting in the bifurcation of the fee the Company retains to service loans sold to the GSE. Previously, the entire contractual servicing fee was capitalized on the balance sheet as MSRs. Under the new agreement, the contractual servicing fee is separated into a reduced servicing fee of 25 basis points (the base servicing fee) and an excess yield certificate/agency interest-only security for amounts above the base servicing fee. The base servicing fee continues to be capitalized as MSRs, while the excess yield certificate is now included in trading securities and accounted for similar to the AAA-rated interest only securities. While the amount of the total servicing fees and related cash flow expected to be derived from servicing the loans were not impacted by the modification, the change in balance sheet classification will result in two primary benefits. First, the excess yield certificate will be marked to market through the income statement, and will no longer be subject to the lower of cost or market limitations applicable to MSRs. This will directly align the hedge accounting treatment for the asset with actual economic hedging results. Second, the excess yield

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certificate is now risk weighted at 100% for regulatory capital purposes instead of the higher requirement for MSRs. During 2002, IndyMac reclassified $71.1 million of capitalized MSRs to trading securities pursuant to this agreement.

NOTE 4 — LOANS RECEIVABLE

      A summary of loans receivable follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Principal balance of mortgage loans held for sale	$2,165,662	$2,072,683
Adjustments:
Unamortized premium and fees	22,172	7,519
Hedge effects and other valuation adjustments	39,849	561

Total mortgage loans held for sale	2,227,683	2,080,763

Principal balance of mortgage loans held for investment	2,495,718	1,617,151
Adjustments:
Unamortized premium and fees	44,134	(883)
Allowance for loan losses	(25,055)	(32,130)

Total mortgage loans held for investment	2,514,797	1,584,138

Outstanding commitments on construction and income property loans	1,424,057	1,385,684
Adjustments:
Unamortized net deferred loan fees	(2,261)	(5,595)
Allowance for loan losses	(25,706)	(25,570)

Total construction and income property loans	1,396,090	1,354,519

Total loans receivable	$6,138,570	$5,019,420

      Substantially all of the mortgage loans that we purchased are non-conforming loans secured by first liens on single-family residential properties. Approximately 59% of the principal amount of loans receivable at December 31, 2002 were collateralized by properties located in California.

      Our impaired loans by collateral type consist of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Builder construction loans	$9,275	$21,347
Consumer construction loans	10,257	6,722
Warehouse lines of credit	—	1,071
Specific reserves	(4,168)	(3,700)

Total impaired loans	$15,364	$25,440

Average balance during the year	$24,658	$34,500

      If interest on impaired construction loans had been recognized, such income, net of recoveries, would have been $3.7 million and $3.3 million during the years ended December 31, 2002 and December 31, 2001,

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Interest income of $0.7 million and $1.5 million was recognized on a cash basis on impaired construction loans for the years ended December 31, 2002 and December 31, 2001, respectively.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based upon judgments and assumptions about various matters, including general economic conditions, loan portfolio composition, prior loan loss experience, delinquency trends and our ongoing examination process. The allowance for loan losses of $50.8 million is considered adequate to cover losses inherent in the loan portfolio at December 31, 2002. However, no assurance can be given that we will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of then-prevailing factors, including economic conditions, credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant changes in the allowance for loan losses.

      The table below summarizes the changes to the allowance for loan losses for the years ended:

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Loans held for investment — core operations:
Balance, beginning of period	$41,770	$43,350	$37,916
Provision for loan losses	9,807	5,985	7,114
Charge-offs net of recoveries
SFR mortgage loans	(5,783)	(3,073)	(1,006)
Builder mortgage loans	(1,658)	—	—
Consumer construction	(238)	(613)	(212)
Builder construction	(2,584)	(3,879)	(462)

Charge-offs net of recoveries	(10,263)	(7,565)	(1,680)

Balance, end of period	41,314	41,770	43,350
Loans held for investment — non-core operations:
Balance, beginning of period	15,930	15,612	15,964
Provision for loan losses	6,348	16,037	8,860
Charge-offs net of recoveries	(12,831)	(15,719)	(9,212)

Balance, end of period	9,447	15,930	15,612

Total allowance for loan losses	$50,761	$57,700	$58,962

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — MORTGAGE SERVICING RIGHTS

      The estimated fair value of our capitalized MSRs was $300.5 million and $321.3 million at December 31, 2002 and 2001, respectively. The assumptions used to value MSRs at December 31, 2002 and 2001 follow:

							Valuation Assumptions
	Actual
							Remaining
					3-month	Wtd.	Lifetime
	Book	Collateral	Gross	Servicing	Prepayment	Avg.	Prepayment	Discount
	Value	Balance	WAC	Fee	Speed	Multiple	Speeds (CPR)	Yield

	(Dollars in thousands)
December 31, 2002
Master servicing	$14,582	$4,868,804	8.26%	0.10%	53.3%	2.99	22.3%	11.3%

Primary servicing	285,957	$25,819,447	7.52%	0.33%	40.4%	3.37	22.0%	9.5%

Total mortgage servicing rights	$300,539

December 31, 2001
Master servicing	$27,218	$9,581,919	8.36%	0.10%	40.9%	2.84	18.8%	17.3%

Primary servicing	294,098	$19,889,540	8.28%	0.45%	29.2%	3.28	19.9%	12.6%

Total mortgage servicing rights	$321,316

      The changes in MSRs are as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at January 1,	$321,316	$211,127	$140,309
Additions	225,982	229,825	117,453
Transfers to AAA-rated and agency interest only securities	(71,144)	—	—
Scheduled amortization	(68,228)	(68,716)	(35,040)
Deferred hedging gains	—	—	(19,735)
Provision for valuation/impairment	(107,387)	(50,920)	8,140

Balance at December 31,	$300,539	$321,316	$211,127

      Changes in the valuation allowance for impairment of MSRs are as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at January 1,	$(72,440)	$(21,948)	$(30,088)
Provision for valuation/impairment	(107,387)	(50,920)	8,140
Other	241	428	—

Balance at December 31,	$(179,586)	$(72,440)	$(21,948)

      We have not yet applied hedge accounting under SFAS 133 in connection with our hedging of MSRs. Beginning January 1, 2001, the derivatives we use to economically hedge MSRs are adjusted to fair value through earnings and are not included in the carrying value of MSRs.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

      The investment in Federal Home Loan Bank stock consisted of capital stock, at cost, totaling $155.4 million and $100.0 million as of December 31, 2002 and 2001, respectively. We earned a yield of 5.7% in 2002 and 2001. The investment in Federal Home Loan Bank stock is required to permit IndyMac Bank to borrow from the Federal Home Loan Bank of San Francisco (“FHLB”).

NOTE 8 — OTHER ASSETS

      The major components of other assets are as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Derivative financial instruments at fair value	$77,325	$66,245
Software development and fixed assets	65,425	47,526
Accounts receivable	47,311	45,748
Hedging related deposits	67,065	26,968
Servicing related advances	37,997	19,125
Income taxes	—	12,278
Other	30,802	13,854

Total other assets	$325,925	$231,744

      Hedging related deposits represent margin deposits with our clearing agent on counter-parties associated with our hedge positions. For further information on our derivative financial instruments, see “Footnote 14 — Derivative Instruments.”

      Software development and fixed assets included in other assets are detailed below:

	December 31,

	2002	2001

	(Dollars in thousands)
Software development	$39,471	$24,983
Accumulated amortization	(15,014)	(9,061)

Net software development	24,457	15,922
Data processing equipment	35,245	19,947
Furniture and equipment	19,916	15,335
Leasehold improvements	5,023	4,735
Buildings	7,541	3,166
Work in progress	—	2,598

	67,725	45,781
Accumulated depreciation	(28,904)	(15,299)
Land	2,147	1,122

Total software development and fixed assets	$65,425	$47,526

      Software development consists primarily of our internal loan approval and pricing system, e-MITS® (Electronic Mortgage Information and Transaction System), software for our banking system (including Internet banking), loan origination and processing systems, and other purchased software.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense was $19.5 million, $15.1 million, and $8.4 million, for the years 2002, 2001, and 2000, respectively.

NOTE 9 — DEPOSITS

      A summary of the carrying value of deposits, rates and maturities of certificates of deposit follows:

	December 31,

	2002		2001

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non interest-bearing checking	$38,426	0.0%	$20,039	0.0%
Non interest-bearing checking — Loan servicing accounts	497,466	0.0%	178,261	0.0%
Interest-bearing checking	37,867	0.9%	28,928	1.7%
Savings	635,607	2.3%	459,803	2.7%

Total core deposits	1,209,366	1.2%	687,031	1.8%
Certificates of deposit, due:
Within one year	1,324,980	3.5%	1,690,594	4.5%
One to two years	344,675	4.2%	495,840	4.7%
Two to three years	174,024	5.2%	181,925	5.3%
Three to four years	76,694	5.1%	133,117	5.5%
Four to five years	10,468	4.2%	50,195	5.6%
Over five years	295	4.2%	162	5.3%

Total certificates of deposit	1,931,136	3.8%	2,551,833	4.7%

Total deposits	$3,140,502	2.8%	$3,238,864	4.1%

      The following table summarizes certificates of deposit in amounts of $100,000 or more by maturity:

	December 31,

	2002	2001

	(Dollars in thousands)
Three months or less	$167,258	$244,611
Three to six months	131,769	226,390
Six to twelve months	240,787	267,910
Over twelve months	244,395	338,157

Total certificates of deposit≥ $100,000	$784,209	$1,077,068

NOTE 10 — ADVANCES FROM THE FHLB

      As a member of the FHLB, we maintain a credit line that is based largely on a percentage of total regulatory assets. Advances totaled $2.7 billion at December 31, 2002 and $2.0 billion at December 31, 2001, and are collateralized in the aggregate by loans, securities, all FHLB stock owned and by deposits with the FHLB. The maximum amount of credit that the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral for the borrowing.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Scheduled maturities of advances from the FHLB were as follows:

	December 31, 2002		December 31, 2001

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Within one year	$1,592,918	2.7%	$1,180,700	4.0%
One to two years	443,865	5.3%	449,856	6.0%
Two to three years	200,000	3.4%	318,822	5.8%
Three to four years	215,000	3.4%	50,000	4.9%
Four to five years	190,000	3.8%	—	—
Over five years	80,000	3.6%	—	—

Total	$2,721,783	3.4%	$1,999,378	4.7%

      Financial data pertaining to advances from the FHLB were as follows:

	Rate/Amount December 31,

	2002	2001

	(Dollars in thousands)
Weighted average interest rate, end of year	3.4%	4.7%
Weighted average interest rate during the year	4.9%	5.8%
Average balance of advances from FHLB	$2,092,972	$1,638,151
Maximum amount of advances from FHLB at any month end	$2,777,273	$1,999,378
Interest expense for the year	$101,647	$95,222

      Included in the portfolio of advances from the FHLB as of December 31, 2002 were $15 million of advances subject to put options, and no advances subject to call features. As of December 31, 2001, the portfolio of advances included $20.0 million of advances subject to put options and no advances subject to call features.

      We had $413 million and $108 million of unused committed financing from the FHLB at December 31, 2002 and 2001, respectively.

NOTE 11 — BORROWINGS

      Borrowings of the Bank consisted of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Loans and securities sold under agreements to repurchase	$2,401,554	$750,070
Revolving syndicated bank credit facilities	69,185	142,087
Commercial paper conduits	—	94,132
Collateralized mortgage obligations	20,976	47,270
Senior unsecured notes	—	20,111

	$2,491,715	$1,053,670

Loans and Securities Sold Under Agreements to Repurchase

      We sold, under agreements to repurchase, securities of the U.S. Government and its agencies, specific loans and other approved investments to various broker-dealers pursuant to committed credit facilities totaling

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.8 billion at December 31, 2002. The amounts outstanding under these repurchase agreements were $2.4 billion and $0.8 billion at December 31, 2002 and 2001, respectively. Loans and securities pledged as collateral for these repurchase agreements totaled $1.7 billion and $1.4 billion, respectively, at December 31, 2002, resulting in total excess collateral of approximately $682.8 million. The excess collateral was held by a trustee and pledged to Merrill Lynch, Morgan Stanley and UBS Warburg for $411.4 million, $109.0 million, and $162.4 million, respectively. Our repurchase agreements have an average maturity of less than 30 days.

      These repurchase agreements generally reprice on an overnight to a one-month basis for loans and a one-to-three-month basis for securities, bearing interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. For the years ended December 31, 2002 and 2001, the weighted average borrowing rate on repurchase agreements was 2.9% and 5.6%, respectively. We were in compliance with all material representations, warranties and financial covenants under these repurchase agreements at December 31, 2002 and 2001.

Revolving Syndicated Bank Credit Facilities

      In December of 2001, the Bank had a committed credit facility with a syndicate of 9 banks, co-led by Wachovia Securities and Bank of America, for $400 million, which matured in December 2002. The Bank elected not to renew this facility. In July of 2002, we renewed a separate committed credit facility in the aggregate amount of $100 million with Bank of America, which matures in December of 2003. This credit facility will continue to finance single-family residential mortgage loans, construction-to-permanent loans, lot loans, builder tract loans and MSRs.

      Interest rates are based on LIBOR or the federal funds rate plus an applicable margin, which may vary by the type of collateral. The applicable margin and a facility fee are determined based on our investment rating. For the years ended December 31, 2002 and 2001, the weighted average borrowing rate under these facilities was 3.8% and 5.0%, respectively. The amount of borrowing outstanding under these facilities at December 31, 2002 and 2001 was $69.2 million and $142.1 million, respectively. At December 31, 2002 and 2001, we were in compliance with all representations, warranties and financial covenants under these revolving credit facilities.

Commercial Paper Conduits

      During 2001, the Bank had a $200 million commercial paper conduit facility with Bank of America, which was terminated and repaid in March of 2002. The Bank elected not to renew this facility. The average outstanding balance during 2002 was $16.9 million, with an average borrowing rate of 3.9%. At December 31, 2001, the amount outstanding under this facility was $94.1 million with an average borrowing rate of 4.1%.

Collateralized Mortgage Obligations

      Collateralized mortgage obligations (“CMOs”) are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collectively also held investments in guaranteed investment contracts (“GICs”) amounting to $0.9 million and $0.3 million on the CMO collateral as of December 31, 2002 and 2001, respectively, as additional collateral which is legally restricted to use in servicing the CMOs. The trustees collect principal and interest payments on the underlying collateral, reinvest such amount in the GICs, and make corresponding principal and interest payments on the CMOs to the bondholders. Our investment in CMO net equity amounted to $2.4 million and $3.4 million at December 31, 2002 and 2001, respectively. The weighted average coupon on CMOs was 7.0% at December 31, 2002 and 2001.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Unsecured Notes

      The Bank’s senior unsecured notes matured in October 2002. The notes bore interest at 8.9% and were carried net of discount and issuance costs, which were amortized to interest expense over the life of the notes using the interest method. The effective interest rate on the notes, including discount and costs of issuance, was 9.3% in 2002 and 9.4% in 2001. The amount outstanding at maturity was $20.2 million, and was $20.1 million on December 31, 2001.

Commitment Fees

      At December 31, 2002 and 2001, we had deferred commitment fees totaling $1.3 million and $4.3 million, respectively, net of accumulated amortization of $4.8 million and $2.6 million, respectively. We amortize these fees over the contractual life of the borrowings.

NOTE 12 — TRUST PREFERRED SECURITIES

      On November 14, 2001, we offered 3,500,000 units of Warrants and Income Redeemable Equity Securities (“WIRES”), with a face value of $50 each, to investors. The securities were offered as units consisting of a trust preferred security issued by a trust we formed and a warrant to purchase our common stock. The units are separable and may subsequently be recombined at the option of the holder. The trust preferred component of the units entitles the holders to a fixed quarterly cash distribution equal to 6% of the liquidation amount annually. Each warrant is convertible into 1.5972 shares of our common stock at an exercise price of $31.31 per share. The debentures mature in November of 2031. We have the option to redeem the warrants at any time after November of 2006 if the closing price of our common stock exceeds $37.57 per share and has exceeded that price for at least 20 trading days within the immediately preceding 30 consecutive trading days.

      Gross proceeds of the transaction were $175 million, of which $54.3 million was allocated to the value of the warrants based upon a market yield for the trust preferred component, and is treated as original issue discount. The original issue discount is accreted into interest expense over the life of the units, resulting in an effective yield during the years ended December 31, 2002 and 2001 of 9.5% and 9.1%, respectively. The trust preferred securities are classified as a liability on the consolidated balance sheets. The warrants are classified as additional capital within shareholders’ equity.

      The proceeds generated from issuance of the WIRES were used for general corporate purposes.

NOTE 13 — TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Retained Assets

      In conjunction with our loan sale activities, we retain certain assets from private label securitizations and loan sales to government sponsored enterprises (“GSEs”). The primary assets retained include MSRs and, to a much lesser degree, AAA-rated interest-only securities, non-investment grade securities, and non-investment grade residual securities. The allocated cost of the retained assets at the time of the sale is recorded as a component of the gain on sale of loans. We recognized a total of $300.8 million and $229.4 million in gain on sale of loans during the years ended December 31, 2002 and 2001, respectively. The fair value of retained assets totaling $361.8 million and $263.3 million in 2002 and 2001, respectively, is included as a component of these gains.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The key assumptions used in measuring the fair value of retained assets at the time of securitization during the year ended December 31, 2002 on a weighted average basis were as follows:

				Projected
	Retained	Lifetime	Discount	Loss
	Balance	CPR	Yield	Rate

	(Dollars in thousands)
Mortgage servicing rights	$230,483	13.6%	11.3%	N/A
AAA-rated interest-only securities	36,389	19.1%	10.9%	N/A
AAA-rated principal-only securities	1,545	10.4%	6.6%	N/A
Investment grade mortgage-backed securities	15,267	26.8%	5.2%	N/A
Non-investment grade mortgage-backed securities	4,135	31.4%	11.1%	0.5%
Non-investment grade residual securities	73,944	24.0%	18.3%	1.9%

Total	$361,763

      The following table shows the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2002.

	Mortgage Servicing		AAA-rated	AAA-rated	Investment Grade	Non-investment
			Interest-	Principal-	Mortgage-	Grade Mortgage-	Residual
	Master	Primary	Only	Only	Backed Securities	Backed Securities	Securities	Total

	(Dollars in thousands)
Balance sheet carrying value of retained interests	$14,582	$280,780	$172,933	$3,801	$48,372	$7,318	$78,740	$606,526

Prepayment speed assumption	22.3%	21.9%	22.2%	11.4%	24.7%	23.6%	24.0%	N/A
Impact on fair value of 10% adverse change of prepayment speed	$533	$17,887	$12,554	$91	$242	$94	$7,024	$38,425
Impact on fair value of 20% adverse change of prepayment speed	$1,019	$33,690	$24,219	$184	$525	$178	$13,110	$72,925
Discount rate assumption	11.3%	9.4%	8.7%	5.4%	6.6%	12.7%	17.6%	N/A
Impact on fair value of 100 basis point adverse change	$371	$9,775	$5,181	$159	$1,886	$241	$1,584	$19,197
Impact on fair value of 200 basis point adverse change	$722	$17,507	$10,258	$300	$3,635	$463	$3,083	$35,968
Net credit loss assumption	N/A	N/A	N/A	N/A	N/A	9.3%	1.9%	N/A
Impact on fair value of 10% adverse change in credit losses	N/A	N/A	N/A	N/A	N/A	$897	$1,976	$2,873
Impact on fair value of 20% adverse change in credit losses	N/A	N/A	N/A	N/A	N/A	$1,529	$3,860	$5,389

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, or considering the offsetting hedging impacts. In reality, changes in one factor

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may result in changes in another, such as hedging strategies and associated gains or losses, which might magnify or counteract the sensitivities.

Credit Risk on Securitizations

      With regard to the issuance of private label securitizations, we retain certain limited credit exposure in that we may choose to retain non-investment grade securities and residuals. These securities are subordinate to investors’ investment-grade interests, which have rights to reimbursement of certain losses. We do not have credit exposure associated with non-performing loans in securitizations beyond our investment in retained interests in non-investment grade securities and residuals. The value of our retained interest includes credit loss assumptions on the underlying collateral pool to mitigate this risk. The following table summarizes the collateral balance associated with our servicing portfolio of sold loans, and the balance of non-investment grade securities and residual securities retained at December 31, 2002.

		Balance of Retained Assets
		With Credit Exposure

	Total Loans	Non-investment
	Serviced	Grade Securities	Residuals

	(Dollars in thousands)
Prime
IndyMac securitizations	$9,786,626	$—	$33,058
GSEs	15,572,560	—	342
Whole loan sales	661,483	—	—
Subprime
IndyMac securitizations	1,864,866	4,362	45,340
Whole loan sales	155,083	—	—
Manufactured housing securitization	234,536	2,956	—

Total	$28,275,154	$7,318	$78,740

      As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make certain payments to settle breaches of our standard representations and warranties made as part of the loan sales or securitizations. In anticipation of future probable losses related to these loans, we have established a secondary market reserve and have recorded $15.3 million and $21.8 million provisions to this reserve as reductions to our gain on sale of loans during 2002 and 2001, respectively. The balance in this reserve was $28.2 million and $31.7 million at December 31, 2002 and 2001, respectively, which is included on the consolidated balance sheets as a component of other liabilities. The calculation of the reserve is a function of estimated probable losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sale distribution channels.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Qualifying Special Purpose Entities

      All loans sold in our private-label securitizations are issued through securitization trusts, which are “qualifying special purpose entities” under SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Cash flows received from and paid to securitization trusts during the years ended December 31, 2002 and 2001 were as follows:

	Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Proceeds from new securitizations	$6,179,221	$3,084,075
Servicing fees received	23,398	24,028
Other cash flows received on retained interests	133,159	138,699
Clean-up calls	(124,238)	—
Loan repurchases for representations and warranties	(3,467)	(3,736)

      During the years ended December 31, 2002 and 2001, cash advances to investors totaled $134.7 million and $117.8 million, respectively, and cash reimbursements from investors totaled $131.5 million and $111.3 million, respectively.

      From time to time, IndyMac creates Net Interest Margin (“NIM”) trusts to further reduce our exposure to losses on residual securities. NIM trusts are created for the securitization of residual securities from prior or recently completed securitization transactions. NIM trusts issue bonds to outside investors secured by the residual securities we contribute to the trusts. The cash proceeds from the sale of the NIM bonds to investors are paid to us by the NIM trusts as payment for the residual securities. The NIM bonds are obligations of the NIM trusts and are collateralized only by the residual securities. We are not obligated to make any payments on the bonds. These entities represent qualified special purpose entities and meet the legal isolation criteria of SFAS 140. Therefore, these entities are not consolidated for financial reporting purposes, in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities. We receive cash flows from our retained interests in the NIM trusts once the bonds issued to the investors are fully paid off. During 2002, we created two NIM trusts and, at inception, we retained an interest in these trusts valued at $5.5 million, or 14.5% of the residuals contributed to the trusts. We created two NIM trusts during 2002 and three NIM trusts during 2001. At inception of the trusts, we retained a 14.5% and 6.0% interest in these trusts during 2002 and 2001, respectively. At December 31, 2002 and 2001, these NIM trusts held assets valued at $66.9 million and $73.5 million, respectively, and our retained interests in these NIM trusts were valued at $24.5 million and $5.7 million, respectively. Our retained interests are included as a component of securities classified as trading securities on the consolidated balance sheets.

NOTE 14 — DERIVATIVE INSTRUMENTS

      Effective January 1, 2001, we adopted the provisions of SFAS 133 for our hedging transactions, which requires us to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 resulted in a net after tax gain of $21 thousand being recognized as a cumulative effect of a change in accounting principle and a $2.5 million after tax reduction to OCI in shareholders’ equity in January of 2001.

      The following derivative financial instruments were identified and recorded at fair value as of January 1, 2001, in accordance with adoption of SFAS 133:

•	FNMA and FHLMC futures and forward contracts

•	interest rate swap agreements

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	interest rate floor agreements

•	interest rate cap agreements

•	rate lock commitments

      Generally speaking, if interest rates increase, the value of our loan commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments by selling forward contracts on securities of GSEs to economically hedge the fair value of loan commitments and the funded loan portfolio. Under SFAS 133, these forward contracts qualify as a fair value hedge of the funded loan portfolio. During the year ended December 31, 2002, hedge ineffectiveness totaling $5.8 million was recorded as a decrease to gain on sale of loans, and for the year ended December 31, 2001, $3.5 million was recorded as an increase to gain on sale of loans. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges. As such, as of December 31, 2002, the fair value of loan commitments was recorded as a $24.4 million increase to gain on sale of loans, and as of December 31, 2001 as a $4.2 million decrease to gain on sale of loans.

      We use interest rate swap agreements to reduce our exposure to interest rate risk inherent in a portion of the repurchase agreement borrowings and FHLB advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used on our repurchase agreement borrowings and FHLB advances qualify as a cash flow hedge. During the year ended December 31, 2002, the net losses on our interest rate swap agreements was $22.3 million after tax, which were recorded as a component of OCI, with actual ineffectiveness of $26 thousand being recorded through earnings as a component of interest expense. During the year ended December 31, 2001, the change in the fair value of our interest rate swap agreements was $3.5 million after tax, which was recorded as a component of OCI, with actual ineffectiveness of $193 thousand being recorded through earnings as a component of interest expense. Future effective changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements are met.

      Although we have not elected SFAS 133 hedge accounting on our servicing assets or trading portfolio, economic hedges such as futures, interest rate floors, caps and swaps are used for these assets to mitigate valuation declines that result from changes and volatility in the interest rate environment. Gains and losses on these derivative financial instruments are reported as a component of service fee income for servicing assets, and as a component of gain or (loss) on mortgage-backed securities, net, for our AAA-rated and agency interest-only and principal-only securities.

      As of January 1, 2001, under the provisions of SFAS 133, we transferred all of our AAA-rated interest-only and principal-only securities from available for sale to a trading portfolio in order to record both the changes in the value of these securities and the related hedges through earnings. As a result, these securities and related hedging instruments are carried at fair value with changes to fair value being recorded through current earnings and no longer recorded in OCI. The transfer of these securities had the following effects on earnings and OCI upon adoption of SFAS 133 on January 1, 2001:

			After-tax Adjustment
	Trading (at	After-tax	to Other	Net Equity
Security	Fair Value)	Loss	Comprehensive Income	Impact

	(Dollars in thousands)
AAA-rated principal-only securities	$5,033	$(437)	$437	$—
AAA-rated interest-only securities	258,241	(530)	530	—

	$263,274	$(967)	$967	$—

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We had the following derivative financial instruments as of December 31, 2002:

	Notional		Expiration
	Amounts	Fair Value	Dates

	(Dollars in thousands)
Loans Held for Sale:
Rate lock commitments	$3,278,146	$49,856	2003
Forward agency and loan sales	2,982,294	(39,450)	2003
FNMA put options	75,000	48	2003
AAA-rated interest-only securities and mortgage servicing hedges:
Interest rate caps (LIBOR/ Swaps)	1,376,661	812	2003-2004
Interest rate flooridors (LIBOR/ Swaps)	7,880,000	61,081	2006-2007
Interest rate swaps (LIBOR)	500,000	3,917	2004-2012
Liability-repurchase agreements:
Interest rate swaps (LIBOR)	$900,000	$(30,480)	2003-2009

      While we do not anticipate nonperformance by the counterparties, we manage credit risk with respect to such financial instruments by entering into agreements with entities (including their subsidiaries) approved by a committee of the Board of Directors and with a long term credit rating of “A” or better. Unless otherwise noted, we do not require collateral or other security to support financial instruments with approved counterparties.

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the estimated fair values of the various classes of financial instruments we held as of December 31, 2002 and 2001. Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of certain assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include MSRs, foreclosed assets, fixed assets, goodwill and intangible assets.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial instruments consist of the following:

	December 31, 2002		December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$196,720	$196,720	$153,295	$153,295
Securities classified as trading	765,883	765,883	215,200	215,200
Mortgage-backed securities available for sale	1,573,210	1,573,210	1,349,159	1,349,159
Loans held for sale	2,227,683	2,228,827	2,080,763	2,080,763
Mortgage loans held for investment	3,910,887	3,931,158	2,938,657	2,948,120
Investment in FHLB stock	155,443	155,443	99,996	99,996
Financial Liabilities:
Deposits	3,140,502	3,147,495	3,238,864	3,264,917
Advances from the FHLB	2,721,783	2,786,237	1,999,378	2,051,984
Borrowings	2,491,715	2,493,168	1,053,670	1,053,705
Trust preferred securities	116,819	135,702	116,287	116,287
Derivative Financial Instruments:
Commitments to sell loans and securities	(39,450)	(39,450)	18,124	18,124
Commitments to purchase and originate loans	49,856	49,856	(4,199)	(4,199)
Interest rate swaps	(26,563)	(26,563)	6,522	6,522
Interest rate caps, floors, flooridors and futures	61,893	61,893	47,211	47,211
Put options	48	48	—	—

      The following describes the methods and assumptions we use in estimating fair values:

      Cash and Cash Equivalents. Carrying amount represents fair value.

      Mortgage-Backed Securities Classified as Available for Sale or Trading. Fair value is estimated using quoted market prices or by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.

      Loans Held for Sale. The fair value of loans held for sale is derived primarily from quoted market prices for loans with similar coupons, maturities and credit quality.

      Loans Held for Investment. Fair value is estimated using quoted market prices or by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.

      Investment in FHLB stock. The carrying amount represents fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at its par value with stated notice.

      Deposits. The fair value of time deposit and transaction accounts is determined using a cash flow analysis. The discount rate for time deposits is derived from the rate currently offered on alternate funding sources with similar maturities. The discount rate for transaction accounts is derived from a forward LIBOR curve plus a spread. Core deposit intangibles are included in the valuation.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advances from FHLB. The fair value of advances from FHLB is valued using a cash flow analysis. The discount rate is derived from the rate currently offered on similar borrowings.

      Borrowings. Fair values are determined by estimating future cash flows and discounting them using interest rates currently available to us on similar borrowings.

      Trust Preferred Securities. Fair values are determined by estimating future cash flows and discounting them using interest rates currently available to us on similar borrowings.

      Commitments to Purchase and Originate Loans. Fair value is estimated based upon the difference between the current value of similar loans and the price at which we have committed to purchase or originate the loans, subject to the anticipated loan funding probability, or fallout factor.

      Commitments to Sell Loans and Securities. We utilize forward commitments to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

      Interest Rate Caps, Floors, Flooridors and Futures: Fair value for the caps, floors, flooridors, and put options is estimated based upon specific characteristics of the option being valued, such as the underlying index, strike rate, and time to expiration along with quoted market levels of implied volatility for similar instruments. Interest rate futures are traded on the Chicago Board of Trade and market pricing is readily available and continuously quoted on systems such as Bloomberg. Fair value for swaps is estimated using discounted cash flow analyses based on expectations of rates over the life of the swap as implied by the forward swap curve.

NOTE 16 — OPERATING EXPENSES

      A summary of operating expenses is as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Salaries and related	$202,030	$168,961	$111,282
Premises and equipment	30,946	23,994	15,831
Loan purchase costs	23,349	17,014	6,327
Professional services	22,997	16,481	6,974
Data processing	20,500	16,069	9,613
Office	18,151	15,371	8,931
Advertising and promotion	13,705	10,575	9,060
Operations and sale of foreclosed assets	1,216	2,341	843
Other	11,164	7,395	24,891

	$344,058	$278,201	$193,752

      Other in 2000 included $9.4 million in expense related to the resignation of the former Vice Chairman and President, $4.3 million in expenses related to the SGVB acquisition, and $3.5 million arising from variable plan accounting for director stock options repriced subsequent to December 15, 1998.

NOTE 17 — INCOME TAXES

      Through December 31, 1999, IndyMac Bancorp elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a result of this election, IndyMac Bancorp was not, with certain

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The income tax provision for the years ended December 31, 2002 and December 31, 2001 consisted of the following:

	Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Current tax expense
Federal	$65,121	$14,174
State	9,902	5,717

Total current tax expense	75,023	19,891

Deferred tax expense (benefit)
Federal	12,256	57,125
State	(512)	12,958

Net deferred tax expense	11,744	70,083

Total income tax expense	$86,767	$89,974

      The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities is presented below:

	Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$17,020	$23,154
Net operating loss carryforward	—	8,740
State taxes	5,472	6,095
Other	—	4,358

Total deferred tax assets	22,492	42,347

Deferred tax liabilities
Mortgage securities and servicing rights	(92,634)	(121,829)
Other	(8,064)	—

Total deferred tax liabilities	(100,698)	(121,829)

Deferred tax liability, net	$(78,206)	$(79,482)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective income tax rate differed from the federal statutory rate for 2002 and 2001 as follows:

	Year Ended
	December 31,

	2002	2001

Federal statutory rates	35.0%	35.0%
State income taxes, net of federal tax effect	2.6%	5.7%
Other items, net	0.1%	0.9%

Effective income tax rate	37.7%	41.6%

      The reduction in the state income tax rate for 2002 was the result of state tax initiatives, including tax credits, which were realized in 2002 in connection with the Company’s expansion and hiring of employees in certain California enterprise zones, as well as the Company’s national expansion. These tax benefits are non-recurring and thus, prospectively, our state income tax rate is expected to be at a higher level.

NOTE 18 — EARNINGS PER SHARE

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation:

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Dollars in thousands, except per share data)
December 31, 2002
Basic earnings	$143,393	58,028	$2.47
Effect of options and restricted stock	—	1,564	(0.06)

Diluted earnings	$143,393	59,592	$2.41

December 31, 2001
Basic earnings	$116,388	60,927	$1.91
Effect of options and restricted stock	—	2,264	(0.07)

Diluted earnings	$116,388	63,191	$1.84

      Options to purchase 5.7 million shares of common stock at an average exercise price of $24.69 were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

      The following table presents the ending balance in accumulated other comprehensive (loss) income for each component:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Net (loss) gain on mortgage securities available for sale
AAA-rated agency securities	$(548)	$(46)	$964
AAA-rated interest-only securities	—	—	(529)
AAA-rated principal-only securities	—	—	(437)
AAA-rated non-agency securities	(770)	(3,876)	1,790
Other investment and non-investment grade securities	1,328	93	(4,491)
Residual securities	—	3,362	100

Net gain (loss) on mortgage securities available for sale	10	(467)	(2,603)
Net unrealized (loss) gain on interest rate swaps used in cash flow hedges	(17,757)	1,037	—

Total	$(17,747)	$570	$(2,603)

      The following table presents the changes to other comprehensive (loss) income and the related tax effect for each component:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Net gain (loss) on mortgage securities available for sale	$6,287	$3,291	$(24,024)
Related tax (expense) benefit	(2,798)	(1,155)	13,988
Mortgage securities transferred to trading	(5,156)	—	—
Related tax benefit	2,143	—	—
Transition adjustment on interest rate swaps used in cash flow hedges	—	(4,298)	—
Related tax benefit	—	1,805	—
Net (loss) gain on interest rate swaps used in cash flow hedges	(32,126)	6,039	—
Related tax expense	13,333	(2,509)	—

Change to accumulated other comprehensive (loss) income	$(18,317)	$3,173	$(10,036)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Legal Matters

      We are involved as parties to certain legal proceedings incidental to our business. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Commitments

      We enter into a number of commitments in the normal course of business. These commitments expose us to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet. The following types of non-derivative commitments were outstanding at year end:

	December 31,

	2002	2001

	(Dollars in thousands)
Investment Portfolio commitments to:
Exercise clean up calls	$219,185	$—
Purchase servicing	4,119	—
Undisbursed loan commitments:
Builder construction	809,960	603,837
Consumer construction	146,656	30,125
HELOCs	459,537	41,338
Letters of credit	9,048	6,531

      The Bank has notified the trustees of certain securitization trusts that we intend to exercise our clean-up call rights. A clean-up call right is an option we retain when we securitize our loans and retain the related servicing rights. This options allows us to purchase the remaining loans from the securitization trusts if the amount of outstanding loans falls to a specified level, generally 10% of the original securitized loan pool balance. At this level, the costs of servicing these loans exceeds the economic benefit of servicing the loans. At December 31, 2002, the loan purchase commitment under our clean-up call rights approximated $219.2 million. The Bank exercises its clean-up call rights based on management’s assessment of the economic benefits and costs associated with such transactions.

      At December 31, 2002, we had an agreement to purchase servicing rights on $533.7 million of mortgage loans from a third party. Our commitment under the agreement amounts to $4.1 million and represented the expected purchase price of such servicing rights.

      Additionally, during 2002, the Company entered into agreements with two mortgage insurance companies to reimburse those companies for any losses incurred on certain portfolios of single-family mortgage loans. The total single-family mortgage loans covered by these agreements was $114.7 million as of December 31, 2002. The Company’s obligations under these agreements are accounted for in the secondary marketing reserve, which is included in other liabilities on the consolidated balance sheet.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

      We lease office facilities and equipment under lease agreements extending through 2011. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, are as follows for the years ended December 31:

Year	Total

(Dollars in
thousands)
2003	$13,061
2004	11,516
2005	11,307
2006	10,365
2007	9,850
Thereafter	26,620

Subtotal	82,719
Sublease rental	(29)

Total	$82,690

      Included in the above table is an average annual payment of $4.5 million, for a total of $32.5 million through March 2010, payable to Countrywide Financial Corp. Inc. (“CFC”) for 192,400 square feet of real estate in Pasadena, California, which provides office space for our corporate headquarters. At the time the lease was entered into, CFC was considered a related party to the Company.

      Rental expense, net of sublease income, for all operating leases was $15.0 million, $13.0 million, and $8.3 million, in 2002, 2001, and 2000, respectively.

NOTE 21 — RELATED PARTY TRANSACTIONS

Related Party Loans

      At December 31, 2002 and 2001, we had $2.9 million and $2.5 million, respectively, in notes receivable from our directors and employees. These loans have varying interest rates and terms and were secured by IndyMac stock or real estate.

      We have various construction loan facilities to builders of residential construction projects secured by real property purchased by the builders from a company doing business as Loeb Enterprises, LLC, in which David S. Loeb (“Mr. Loeb”) and his family are major investors. Mr. Loeb was the Company’s Chairman through February 2003. Each project is part of a master planned community being developed by Loeb Enterprises, LLC. Loeb Enterprises, LLC accepted a second mortgage from builders to partially finance the purchase of real property in two transactions for which we have made construction loans. The second mortgages are subordinate to our financing facility and were considered to be part of the builder’s equity in the project during our credit review. The builder is not affiliated with Loeb Enterprises, LLC or us. The construction loan facility between the builder and us was negotiated at arms length on terms consistent with those of similar loans made by us to other unaffiliated builders. Additionally, each credit facility has been approved by the disinterested members of the Board of Directors.

      As of December 31, 2002, we had outstanding four construction loan facilities to a builder secured by property originally purchased from Loeb Enterprises, LLC. Total dollar commitments under these facilities were $5.3 million and $16.1 million at December 31, 2002 and 2001, respectively. The outstanding loan balances were $2.7 million and $3.3 million at December 31, 2002 and 2001, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Currently, our policy is not to make any loans to directors, officers, and employees other than loans in connection with IndyMac stock-related loan programs, which excludes directors and key officers, and home loans.

Transactions Involving CFC and Affiliates

      During 2000, we reached agreements with Mr. Loeb and Angelo R. Mozilo (“Mr. Mozilo”) regarding their cross-directorships between us and CFC, and the potential conflicts of interest presented thereby. Effective February 29, 2000, Mr. Loeb severed his employment and directorship ties with CFC, and remained as IndyMac’s Chairman of the Board at that time. Also effective February 29, 2000, Mr. Mozilo resigned as an officer and employee with us. Effective March 31, 2000, Mr. Mozilo resigned as our Vice Chairman of the Board of Directors. Mr. Mozilo remains an officer and director of CFC. Our employment agreement with Mr. Mozilo was terminated by mutual consent pursuant to a Termination Agreement. As a result, we are no longer affiliated with CFC. Also pursuant to the Termination Agreement, Mr. Mozilo was granted 25,000 shares of unrestricted common stock and options to acquire 67,115 shares of common stock. These stock options vest as to one-third of the shares on each of the first, second and third anniversaries of the date of the grant. All shares of restricted common stock held by Mr. Mozilo on the termination date, and all other stock options held by Mr. Mozilo as of December 31, 2000, will vest in accordance with their original vesting schedules. Under the Termination Agreement, we forgave the aggregate principal amount and accrued interest of Mr. Mozilo’s outstanding unsecured loans from us for a total charge of $6.8 million, including the gross-up for personal taxes. Including other miscellaneous charges to compensation expense related to the Termination Agreement as described above, the total charge incurred during 2000 was $9.4 million, which is included in non-recurring and other (income) charges on the consolidated statements of earnings.

NOTE 22 — REGULATORY REQUIREMENTS

      Federal Reserve Board regulations require depository institutions to maintain certain deposit reserve balances. One of our subsidiaries, IndyMac Bank, is a depository institution required to maintain deposit reserves under the Federal Reserve Board regulations. At December 31, 2002, IndyMac Bank’s deposit reserve balance of $4.6 million, included with cash and cash equivalents on the consolidated balance sheets, met the required level.

      IndyMac Bank’s primary federal regulatory agency, the OTS, requires savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital and risk-based capital. To meet general minimum adequately capitalized requirements, a savings association must maintain a tangible capital ratio of 1.5%, a Tier 1 core capital ratio of 3% for the most highly rated associations and 4% for others, and a risk-based capital ratio of 8%. Most associations are expected to maintain capital levels in excess of the above-mentioned capital levels. The OTS regulations also specify minimum requirements to be considered a “well-capitalized institution.” A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater. Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital must be equal to at least 6% of risk-weighted assets. In order not to be deemed “critically undercapitalized” and therefore subject to immediate remedial action, a savings association must maintain a tangible equity to tangible assets ratio of 2%. As a result of the SGVB acquisition in July of 2000, the OTS mandated that IndyMac Bank hold Tier 1 core capital at 8% for three years following the consummation of the transaction and maintain a well-capitalized risk-based capital position. IndyMac Bank is currently well-capitalized. However, the characterization of IndyMac Bank as “well-capitalized” by the OTS is for “prompt corrective action” purposes only and does not necessarily characterize IndyMac Bank’s financial condition.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. The OTS has accepted the Bank’s approach to conform to this guidance, which is based on secondary market and rating agency securitization models. We segment the subprime loans into categories based on quantifiable, increasing risk levels. Category I includes all subprime loans with 1.0% to 1.5% estimated lifetime loss; Category II includes all subprime loans with 1.5% to 2.0% estimated lifetime loss; and Category III includes all subprime loans with greater than 2.0% estimated lifetime loss. These categories are risk-weighted for capital purposes at 150%, 200% and 300% of the standard risk weighting for the asset type, respectively. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. The levels and balances within each level were as follows at December 31, 2002:

	December 31,	Multiple of
	2002	Standard Risk	Risk-Based
	Balance	Weighting	Capital %

	(Dollars in thousands)
Category I	$271,014	1.5	10%
Category II	72,462	2.0	12%
Category III	158,661	3.0	23%

Total subprime	$502,137		14%

      Included in the balance above is $255.7 million of subprime loans that are held for sale, which are generally not held for more than two quarters prior to sale.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at December 31, 2002. Because not all institutions have uniformly implemented the new subprime guidance, it is possible that IndyMac’s risk-based capital ratios will not be comparable to other institutions. The impact of the additional risk weighting criteria had the effect of reducing IndyMac’s risk-based capital by 0.99% as noted in the table below.

				IndyMac
		Adjusted for		Required Capital
	As Reported	Additional	Well-	First 3 Years
	Pre-Subprime	Subprime	Capitalized	(through
	Risk-Weighting	Risk-Weighting	Minimum	June 30, 2003)

Capital Ratios:
Tangible	8.70%	8.70%	2.00%	2.00%
Tier 1 core	8.70%	8.70%	5.00%	8.00%
Tier 1 risk-based	14.29%	13.35%	6.00%	6.00%
Total risk-based	15.02%	14.03%	10.00%	10.00%

      The ratios above do not include $28.2 million of unencumbered cash at IndyMac Bancorp that is available for contribution to the Bank’s regulatory capital. Including the excess capital held by the Bank and such cash, we had $94.3 million of total excess capital at December 31, 2002. Excess capital would increase to $262.7 million using the well-capitalized minimums that we will be subject to upon the expiration of our capital requirement on July 1, 2003 described above.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In addition to OTS regulatory requirements we are subject to maintaining, the Bank is required to maintain compliance with various servicing covenants such as a minimum net worth requirement. Management believes the Bank was in compliance with all such covenants as of December 31, 2002 and 2001.

NOTE 23 — BENEFIT PLANS

Stock Incentive Plans

      We have two stock incentive plans, the 2002 Incentive Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Options and awards are granted at the average market price of our common stock on the date of grant, vest over varying periods beginning at least one year from the date of grant, and expire ten years from the date of grant. Unearned compensation on stock awards is being amortized to compensation expense over the service period, not exceeding five years, and is recorded as a reduction in shareholders’ equity. In addition to the preceding activity pursuant to the Plans, 44,364 restricted stock awards were granted during 2002, primarily in lieu of commission cash bonuses, for a fair value of $962 thousand and a weighted average share price of $21.68. As of December 31, 2002, 178,048 nonvested restricted stock awards were outstanding and 9,162 restricted stock awards were forfeited during 2002. Compensation expense during 2002 related to these restricted stock awards totaled $1.6 million.

      One of our current director’s and one of our former director’s holdings at both December 31, 2002 and 2001, included a total of 86,808 options that were repriced on January 26, 1999. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” as a result of the repricing, we recognized $386 thousand and $778 thousand in income for the years ended December 31, 2002 and 2001, respectively, and $3.5 million in expense for the year ended December 31, 2000, which is included in operating expenses on the consolidated statements of earnings. In future periods, any change in the price of our shares during the period will be reflected in earnings to the extent that the options have not been exercised, been forfeited or expired unexercised. We have adopted a policy prohibiting any further repricing of stock options in the future.

      As of December 31, 2002, options to purchase 4.3 million shares were exercisable. There were 1.6 million shares reserved for options and future award grants outstanding under the Plan as of December 31, 2002.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions for the years ended December 31, 2002, 2001, and 2000, respectively, are summarized as follows:

	Number of Shares

	2002	2001	2000

Options outstanding at beginning of year	8,983,388	7,201,023	4,932,518
Options granted	3,631,214	3,432,847	3,412,046
Options exercised	(710,325)	(1,535,714)	(874,836)
Options forfeited	(744,685)	(114,768)	(268,705)

Options outstanding at end of year	11,159,592	8,983,388	7,201,023

Options exercisable at end of year	4,251,302	2,903,143	2,633,210

	Weighted Average Exercise Price

	2002	2001	2000

Options outstanding at beginning of year	$16.92	$12.11	$11.44
Options granted	23.85	24.50	12.73
Options exercised	12.68	11.28	10.98
Options forfeited	24.23	17.10	11.64
Options outstanding at end of year	18.95	16.92	12.11
Options exercisable at end of year	14.63	12.12	11.75

      The following summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	At Period End	Life (Years)	Price	At Period End	Price

$ 8.87 – $11.83	3,341,809	6.2	$10.89	2,251,561	$10.74
$11.84 – $14.78	852,137	5.5	13.09	779,230	13.11
$14.79 – $17.74	161,101	5.5	16.88	122,584	16.82
$17.75 – $20.70	1,020,692	9.1	18.38	168,945	18.28
$20.71 – $23.65	177,383	8.5	22.10	60,179	21.82
$23.66 – $26.61	5,530,859	8.5	24.68	840,641	24.46
$26.62 – $29.56	75,611	7.5	27.33	28,162	27.31

$ 8.87 – $29.56	11,159,592	7.6	18.95	4,251,302	14.63

      As permitted by SFAS 123, we have elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees under the intrinsic method. Had

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense been recorded in accordance with SFAS 123, our net after tax earnings and earnings per share would have been as follows for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share data)
Net Earnings
As reported	$143,393	$116,388	$117,926
Stock-based employee compensation expense	(38,360)	(24,053)	(9,767)
Tax effect	23,208	14,059	5,665

Adjusted	$128,241	$106,394	$113,824

Basic Earnings Per Share
As reported	$2.47	$1.91	$1.73
Adjusted	$2.21	$1.75	$1.67
Diluted Earnings Per Share
As reported	$2.41	$1.84	$1.69
Adjusted	$2.15	$1.68	$1.63

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2002, 2001, and 2000: dividend yield of 0%; expected volatility ranging from 28% to 38%; risk-free interest rates ranging from 3.9% to 5.4%; and expected lives for options granted ranged from three to five years for each of the three years ended December 31, 2002. The weighted average fair value of options granted during 2002, 2001, and 2000 was $7.82, $8.03, and $5.93 per share, respectively.

Pension Plan

      Through December 31, 2002, we provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our present employees. Employees hired prior to January 1, 2003 with one or more years of service are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. Our policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the DBP Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of ERISA. Employees hired after December 31, 2002 are no longer eligible for the DBP Plan.

      The changes in the DBP Plan assets during 2002 and 2001 consisted of actual return on assets of ($521) thousand and $136 thousand, respectively, and employer contributions of $2.3 million and $1.6 million, respectively, for a net fair value of $6.3 million and $4.5 million at December 31, 2002 and 2001, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in the benefit obligation were as follows:

	Year Ended
	December 31,

	2002	2001

	(Dollars in thousands)
Benefit obligation, beginning of year	$6,645	$4,119
Service cost	2,862	1,641
Interest cost	465	288
Benefits paid including expense	(25)	(8)
Actuarial loss	2,220	605

Benefit obligation, end of year	$12,167	$6,645

      Reconciliations of funded status were as follows:

	Year Ended
	December 31,

	2002	2001

	(Dollars in thousands)
Funded status	$(5,834)	$(2,104)
Unamortized prior service cost	769	825
Unrecognized net actuarial loss	3,745	641

Accrued pension cost	$(1,320)	$(638)

      Net periodic expense for the DBP Plan was as follows:

	Year Ended
	December 31,

	2002	2001

	(Dollars in thousands)
Service cost	$2,862	$1,641
Interest cost	465	288
Expected return on assets	(364)	(224)
Amortization of prior service cost	56	56

Net periodic expense	$3,019	$1,761

      Weighted average assumptions used in accounting for the DBP Plan were as follows:

	Year Ended
	December 31,

	2002	2001

Assumed discount rate	6.75%	7.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	8.00%

Defined Contribution Plan

      We also offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. Employees with 90 days or more of service may contribute up to 16% of annual compensation to a maximum of $11,000 of pre-tax annual compensation. We may determine, at our discretion, the amount of employer matching contributions to be made. We contributed a total of $2.7 million, $1.8 million, and

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.2 million during the years ended December 31, 2002, 2001 and 2000, respectively. During each of the years we matched 75% of the first 3% of the annual compensation contributed by the employee and 25% of the second 3% of the annual compensation contributed by the employee to the 401(k) plan. The employer matching contribution was made with IndyMac common stock in 2001, but, beginning January 1, 2002, the employer matching contribution was made in cash.

NOTE 24 — SHAREHOLDER RIGHTS PLAN

      Our Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) on October 17, 2001. The Board’s purpose in adopting the Rights Plan is to protect shareholder value in the event of an unsolicited offer to acquire us, particularly one that does not provide equitable treatment to all shareholders. In connection with the adoption of the Rights Plan, we declared a distribution of one right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Shares (“Preferred Shares”) for each outstanding share of common stock, payable to the shareholders of record on November 1, 2001. These rights automatically become associated with outstanding shares of common stock on our books, and individual shareholders need take no action with respect thereto. The rights will not become exercisable unless an investor acquires 15 percent or more of our common shares, or announces a tender offer that would result in the investor owning 15 percent or more of our common shares or makes certain regulatory filings seeking authority to acquire 15 percent or more of our common shares. If someone does acquire 15 percent or more of our common shares, or acquires us in a merger or other transaction, each right would entitle the holder, other than the investor triggering the rights and related persons, to purchase common shares, or shares of an entity that acquires us, at half of the then current market price. The Board of Directors authorized and directed the issuance of one right with respect to each common share issued thereafter until the redemption date (as defined in the Rights Agreement). The terms of the rights are set forth in the Rights Agreement between us and the Bank of New York, as Rights Agent, dated as of October 17, 2001. The rights will expire at the close of business on October 17, 2011, unless we redeem them earlier. The Preferred Shares have a par value of $0.01 per share, are junior to all other series of our preferred shares, and are entitled to quarterly dividends at a rate equal to the dividends paid, if any, on 100 common shares. Each one one-hundredth of a Preferred Share entitles the holder to one vote on matters submitted to a vote of our shareholders. The Rights Plan can be terminated or amended by the Board at any time.

NOTE 25 — SEGMENT REPORTING

      Our reportable operating segments include Mortgage Banking, Investment Portfolio and Other.

      The Mortgage Banking segment’s operations include the acquisition (purchase and origination), sale and securitization of mortgage loans secured by one-to-four family (“single-family”) residences. Mortgage Banking operations include the acquisition (purchase and origination), sale and securitization of mortgage loans secured by one-to-four unit single-family (“single-family”) residences. We acquire loans through business relationship customers as well as directly from consumers. Our business relationship customers include customers in the following channels: business-to-business (“B2B”), business-to-realtor (“B2R”), and our homebuilder division (“HBD”). These relationship channels also provide funding for consumers who wish to build their own homes (Home Construction Lending, or “HCL”). Our direct to consumer channels include business-to-consumer “B2C”) and the home equity line of credit (“HELOCs”) division. The Mortgage Banking segment derives its revenue primarily from gain on the sale of loans, net interest income, and fee income associated with the loans held for sale portfolio. The Company sells its loans through four distribution channels: government-sponsored enterprises (which then securitize or place the loans in their portfolios), whole loan sales, private-label securitizations, and transfers internally to Investment Portfolio.

      The Investment Portfolio segment invests in residential loans and mortgage securities on a long-term basis. Investment Portfolio also performs mortgage servicing activities. The strategy of our Investment

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio segment is: 1) to provide support for Mortgage Banking activities through its ability to invest in whole loans and retain assets from loan sales and securitizations, 2) to acquire loans, servicing and securities in the secondary market, and 3) to hedge the interest rate risk attendant with servicing related assets. Whether assets are retained from Mortgage Banking activities or purchased in the secondary market, the assets must meet or exceed minimum targeted return requirements.

      Each operating segment’s profitability is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are unallocated and included in the Other operating segment. Other also includes costs associated with the Company’s consumer banking operations.

      Segment reporting for the years ended December 31, 2001 and 2000 have been restated to conform to the current method of reporting segments.

      Segment information for the years ended December 31, 2002, 2001, and 2000 was as follows:

	Mortgage	Investment
	Banking	Portfolio	Other	Consolidated

	(Dollars in thousands)
2002
Net interest income (expense)	$174,714	$78,580	$(44,006)	$209,288
Net revenues (expense)	538,206	107,833	(70,733)	575,306
Net earnings (loss)	206,199	43,151	(105,957)	143,393
Assets as of December 31, 2002	$4,268,498	$5,065,053	$240,903	$9,574,454
2001
Net interest income (expense)	$134,131	$91,516	$(23,025)	$202,622
Net revenues (expense)	410,365	109,087	(21,312)	498,140
Earnings (loss) before cumulative effect of a change in accounting principle	137,532	44,893	(55,852)	126,573
Cumulative effect of a change in accounting principle	21	(10,206)	—	(10,185)
Net earnings (loss)	137,553	34,687	(55,852)	116,388
Assets as of December 31, 2001	$3,883,650	$3,509,937	$103,724	$7,497,311
2000
Net interest income	$87,103	$38,358	$33,934	$159,395
Net revenues	233,701	66,948	36,449	337,098
Net earnings	74,466	28,162	15,298	117,926
Assets as of December 31, 2000	$2,759,578	$12,866,142	$114,484	$5,740,204

      In connection with the execution of IndyMac’s strategic plan for the years ended December 31, 2003 through 2007, management has realigned our direct to consumer business units so that our consumer banking operations and our direct to consumer mortgage loan production business units will be managed as one combined operating segment. Consistent with this change, segment information will be realigned beginning in 2003, and prior year information will be adjusted to conform to the new presentation.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26 — PARENT COMPANY FINANCIAL STATEMENTS

      The following tables present IndyMac Bancorp financial information:

Condensed Balance Sheets

	December 31,

	2002	2001

	(Dollars in thousands)
Assets
Cash	$30,479	$148,608
Loans held for investment, net	15,057	24,221
Securities available for sale and trading	35,159	26,066
Investment in and advances to subsidiaries	874,407	748,226
Note receivable from IndyMac Bank	—	27,266
Foreclosed assets	17,579	—
Intercompany receivables	1,305	—
Other assets	8,362	8,060

Total assets	$982,348	$982,447

Liabilities and Shareholders’ Equity
Notes payable to IndyMac Capital Trust I	$126,566	$126,166
Intercompany payables	—	640
Accounts payable and accrued liabilities	—	744
Other liabilities	5,817	9,759
Shareholders’ equity	849,965	845,138

Total liabilities and shareholders’ equity	$982,348	$982,447

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Earnings

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Interest income
Loans	$2,520	$588	$148,416
Mortgage securities available for sale	7,539	3,275	30,152
Intercompany notes	169	3,287	13,387
Other	2,174	615	1,480

Total interest income	12,402	7,765	193,435
Interest expense on notes payable to IndyMac Capital Trust I	12,024	1,494	102,580

Net interest income	378	6,271	90,855
Provision for loan losses	1,503	309	8,985

Net interest (loss) income after provision for loan losses	(1,125)	5,962	81,870
Other income
Equity in earnings of subsidiaries	143,639	119,195	54,235
Gain (loss) on sale of securities, net	7,357	(9,789)	(997)
Other income, net	24	28	1,137

Total other income	151,020	109,434	54,375

Net revenues	149,895	115,396	136,245
Expenses	6,725	241	34,429

Earnings before provision for income tax	143,170	115,155	101,816
Income tax benefit	(223)	(1,679)	(16,110)

Net earnings	$143,393	$116,834	$117,926

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$143,393	$116,834	$117,926
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Accretion net of amortization	(5,995)	(1,815)	28,209
Loss on sale of loans	—	—	1,415
(Gain) loss on sale of securities	(5,566)	9,789	997
Provision for loan losses	1,503	309	8,985
Equity in earnings of subsidiaries	(143,639)	(119,195)	(54,235)
Sale of and payments from mortgage and other loans held for sale	1,427	—	2,991,040
Purchases and originations of mortgage and other loans held for sale	—	—	(3,351,786)
Net (increase) decrease in other assets and liabilities	(23,414)	11,517	(175,797)

Net cash (used in) provided by operating activities	(32,291)	17,439	(433,246)

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	7,882	(5,181)	(45,612)
Purchases of securities available for sale	(5,021)	(42,217)	(165,921)
Sales of and payments from securities available for sale	6,357	10,486	33,110
(Increase) decrease in investment in and advances to subsidiaries, net of cash payments	(2,472)	(108,791)	385,648
Net cash purchase of SGV Bancorp	—	—	(53,357)
Net decrease (increase) in note receivable from IndyMac Bank	27,266	151,274	(178,541)

Net cash provided by (used in) investing activities	34,012	5,571	(24,673)

Cash flows from financing activities:
Net increase in intercompany notes payable	400	126,119	—
Issuance of warrants	—	52,277	—
Net decrease in borrowings	—	—	654,240
Net proceeds from issuance of common stock and exercise of stock options	11,293	24,346	32,897
Purchases of common stock	(131,543)	(78,775)	(232,075)

Net cash (used in) provided by financing activities	(119,850)	123,967	455,062

Net (decrease) increase in cash and cash equivalents	(118,129)	146,977	(2,857)
Cash at beginning of period	148,608	1,631	4,488

Cash at end of period	$30,479	$148,608	$1,631

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 27 — QUARTERLY FINANCIAL DATA — UNAUDITED

      Selected quarterly financial data follows for the years ended December 31, 2002 and 2001:

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share data)
2002
Interest income	$123,682	$113,560	$118,174	$121,688
Interest expense	69,928	64,357	67,799	65,732
Net interest income	53,754	49,203	50,375	55,956
Provision for loan losses	4,186	3,568	2,700	5,700
Gain on sale of loans and securities, net	70,478	73,981	84,953	75,827
Net earnings	36,019	34,574	37,204	35,596
Earnings per share(1):
Basic	$0.60	$0.58	$0.65	$0.65
Diluted	0.58	0.56	0.64	0.63
2001
Interest income	$131,960	$142,003	$143,110	$127,867
Interest expense	88,903	89,764	86,920	76,731
Net interest income	43,057	52,239	56,190	51,136
Provision for loan losses	9,000	3,026	5,700	4,296
Gain on sale of loans and securities, net	46,712	54,286	61,561	73,982
Earnings before cumulative effect of a change in accounting principle	25,223	30,402	34,498	36,450
Net earnings	15,038	30,402	34,498	36,450
Earnings per share before cumulative effect of a change in accounting principle(1):
Basic	$0.41	$0.50	$0.57	$0.60
Diluted	0.39	0.48	0.55	0.58
Earnings per share(1):
Basic	$0.24	$0.50	$0.57	$0.60
Diluted	0.23	0.48	0.55	0.58

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Directors

IndyMac Bancorp, Inc. and IndyMac Bank

Michael W. Perry

Chairman and Chief Executive Officer

James R. Ukropina, Esq.1, 3, 4, 6, 7

Presiding Director
Chief Executive Officer
Directions, LLC

Louis E. Caldera3, 6

Vice Chancellor for University Advancement of
The California State University System

Lyle E. Gramley2, 6

Senior Economic Adviser
Schwab Washington Research Group
Washington, D.C.

Hugh M. Grant1, 4, 6, 7

Retired Vice Chairman
Ernst & Young, LLP

Patrick C. Haden4, 6

General Partner
Riordan, Lewis & Haden
Equity Investments

Robert L. Hunt II1, 2, 3, 6, 7

Trustee
Coast Federal Contingent Payments Right Litigation Trust

IndyMac Bank

Lydia H. Kennard5, 6

Executive Director of Los Angeles World Airports

U.S. Senator John Seymour (ret.)2, 5, 6

Chief Executive Officer
Southern California Housing Development Corporation

Directors Emeritus

David S. Loeb

Honorary Chairman Emeritus

Thomas J. Kearns

Director Emeritus

Fredrick J. Napolitano

Director Emeritus

Board Committees & Designations

1    Audit Committee

2    Asset and Liability Committee

3	Management Development and Compensation Committee
4    Nominating and Governance Committee

5	Community Lending, Compliance and Technology Committee
6    Independent Director
7    Audit Committee Financial Expert

Executive Committee

Michael W. Perry

Chairman and Chief Executive Officer

S. Blair Abernathy

Executive Vice President
Secondary Marketing

Scott Keys

Executive Vice President
Chief Financial Officer

William A. Hawkins

President
IndyMac Retail Bank

Roger H. Molvar

Chief Executive Officer
IndyMac Consumer Bank

Mark C. Nelson

Executive Vice President
Enterprise Technology Group

Grosvenor G. Nichols

Executive Vice President
Director of Enterprise Risk Management

John D. Olinski

Executive Vice President
Chief Investment Officer

Thomas H. Potts

Executive Vice President
People, Process and Strategy

Richard H. Wohl

Chief Executive Officer
IndyMac Mortgage Bank

Financial Management

Scott Keys

Executive Vice President
Chief Financial Officer

Carmella Grahn

Executive Vice President
Financial Management

Pamela K. Marsh

Executive Vice President, Finance
Investor Relations & Media Contact

Brian N. Carter

Senior Vice President
Director of Financial Planning

Terrin Enssle

Senior Vice President
Treasurer

Brent Frost

Senior Vice President
Tax Director

Jeff Lankey

Senior Vice President
Chief Accounting Officer

Enterprise Risk Management

Grosvenor G. Nichols

Executive Vice President
Director of Enterprise Risk Management

Richard L. Sommers

Executive Vice President
General Counsel

Charles A. Williams

Executive Vice President
Director of Internal Audit

Marianne Churney

Senior Vice President
Assistant General Counsel

Richard C. Lieber

Senior Vice President
Chief Credit Officer

Sue McGovney

Senior Vice President
Chief Compliance Officer

Ann Starley

Senior Vice President
Regulatory & Ratings Agencies Relations

Erleigh M. Tillmon

Vice President
CRA Officer

Joel Schiffman

First Vice President
Associate General Counsel
Privacy Officer

People, Process and Strategy

Thomas H. Potts

Executive Vice President

Raymond Matsumoto

Executive Vice President
Organizational Effectiveness
Human Resources

James D. Nichols, Jr.

Executive Vice President
Mergers and Acquisitions

Kurt Johnson

Senior Vice President
Officer Management, Strategic Planning

Technology

Mark C. Nelson

Executive Vice President

Gary D. Clark

Senior Executive Vice President
Chief Information Officer,
Information Technology

Gulshan K. Garg

Executive Vice President
Chief Technology Officer

Ed Goddin

Executive Vice President
IT Operations

Kenneth R. Horner

Executive Vice President
Chief Resource Officer

Other Corporate Officers

Stephanie Irey

Executive Vice President
Corporate Secretary and Chief Governance Officer

Melissa K. Gerard

Senior Vice President
Chief of Staff
Office of the CEO

Secondary Marketing

S. Blair Abernathy

Executive Vice President

Francisco Nebot

Senior Vice President

IndyMac Mortgage Bank

Richard H. Wohl

Chief Executive Officer

David M. Balsam

Senior Vice President
Chief Financial Officer

Business-to-Business

Michelle Minier

Executive Vice President
Operations

James Banks

Executive Vice President
Conduit Division

Kevin D. Cochrane

Executive Vice President
Financial Institutions Division

Frank M. Sillman

Executive Vice President
Sales and Marketing

Business-to-Realtor

Richard Sommer

President

Cameron King

Senior Vice President
Chief Operating Officer

Mark A. Mozilo

Senior Vice President
Sales and Marketing

Home Construction Lending

James Fraser

President

Homebuilder Division

Scott W. Van Dellen

President

Richard S. Koon II

Senior Vice President
Sales and Marketing

Ken Shellem

Senior Vice President
Credit Risk

IndyMac Consumer Bank

Roger H. Molvar

Chief Executive Officer

Business-to-Consumer and HELOC

Dennis Shirley

Chief Executive Officer

Joel M. Packer

President

Jules Vogel

Executive Vice President
Affinity Marketing

Wendy Cariello

Senior Vice President
Subprime Production

Charles T. Holroyd, Jr.

Senior Vice President
Marketing

Stephen C. Proctor

Senior Vice President
Operations

Michael Rich

Senior Vice President
Production

Retail Bank

William A. Hawkins

President

Jill I. Barnes

Executive Vice President
Chief Operating Officer

Joseph C. Loevner

Senior Vice President
Chief Financial Officer

Investment Portfolio Group

John D. Olinski

Executive Vice President
Chief Investment Officer

Anthony L. Ebers

Executive Vice President
Home Loan Servicing

Samir Grover

Senior Vice President
Chief Financial Officer

Patrick A. Hymel

Senior Vice President
Investment Portfolio Manager