Form 10-Q
period 2003-03-31
INDYMAC BANCORP INC
filed 2003-04-30
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(800)669-2300

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

      Common stock outstanding as of April 22, 2003: 55,217,166 shares

FORM 10-Q QUARTERLY REPORT

For the Period Ended March 31, 2003

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our projected financial condition and results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties that could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

      References to “IndyMac Bancorp” or “the Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three months ended March 31, 2003.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER

      Highlights for the quarter ended March 31, 2003 were as follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$60	$50	$50
Gain on sale of loans	$84	$77	$75
Other income	$13	$14	$19
Net revenues	$157	$141	$144
Operating expenses	$96	$80	$95
Net earnings	$37	$36	$36
Per Share Data
Basic earnings per share	$0.67	$0.60	$0.65
Diluted earnings per share	$0.66	$0.58	$0.63
Dividends declared per share	$0.10	$0.00	$0.00
Book value per share at end of quarter	$15.99	$14.61	$15.50
Closing price per share	$19.45	$24.70	$18.49
Average Common Shares (in thousands)
Basic	54,827	60,228	55,025
Diluted	55,979	62,043	56,188

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in millions, except per share data)
Performance Ratios
Return on average equity (annualized)	17.20%	16.89%	16.55%
Return on average assets (annualized)	1.49%	1.96%	1.56%
Dividend payout ratio(1)	14.93%	0.00%	0.00%
Net interest income to pretax income	103.29%	87.23%	113.45%
Average cost of funds	3.20%	4.62%	3.53%
Net interest margin	2.80%	3.21%	2.69%
Efficiency ratio(2)	60%	55%	63%
Capital to net revenue ratio(3)	1.36%	1.48%	1.42%
Capital adjusted efficiency ratio(4)	81%	81%	90%
Operating expenses to loan production	1.45%	1.89%	1.44%

Balance Sheet and Asset Quality Ratios
Debt to equity ratio(5)	9.7:1	7.1:1	10.3:1
Core capital ratio(6)	9.14%	10.09%	8.70%
Risk-based capital ratio(6)	14.83%	15.88%	15.02%
Non-performing assets to total assets	1.03%	1.68%	1.05%
Allowance for loan losses to total loans held for investment	1.20%	1.90%	1.28%
Allowance for loan losses and other reserves to non-performing loans	83%	54%	91%
Allowance for loan losses to annualized net charge-offs	347%	285%	144%
Provision for loan losses to net charge-offs	85.8%	84.0%	64.7%
Provision to net charge-offs (core loan portfolio)(7)	115.9%	81.3%	120.2%

Other Selected Items
Loans serviced(8)	$30,944	$24,677	$29,139
Loan production(9)	$6,585	$4,202	$6,580
Pipeline of mortgage loans in process	$6,044	$3,008	$4,723
Loans sold	$5,524	$4,266	$4,378

(1)	Dividends declared per common share as a percentage of basic earnings per share.

(2)	Defined as operating expenses divided by net interest income and other income.

(3)	Average equity divided by net interest income and other income.

(4)	Efficiency ratio multiplied by the capital to net revenue ratio.

(5)	Debt includes deposits.

(6)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk based capital ratio is based on the regulatory standard risk weighting. With IndyMac’s additional subprime risk weightings, the ratios are 13.76%, 15.03% and 14.03% for the quarters ended March 31, 2003, March 31, 2002 and December 31, 2002, respectively.

(7)	Represents the total loan portfolio excluding amounts of loans from discontinued product lines.

(8)	Represents entire servicing portfolio including IndyMac owned loans and loans subserviced for others on an interim basis.

(9)	Includes newly originated commitments on construction loans.

OVERALL RESULTS

      IndyMac’s overall results for the first quarter of 2003 were characterized by continued strong mortgage originations driving net income from mortgage banking activities. Interest rates declined during the first quarter of 2003 due to geopolitical issues resulting in strong industry wide mortgage refinance activity. IndyMac increased its production of mortgage loans by 57% in the first quarter of 2003 over the first quarter of 2002, exceeding the mortgage industry increase of 49% as published by the Mortgage Bankers’ Association of America (“MBA”). IndyMac sold 95% of its available mortgage loan production (total production excluding construction and home equity line of credit (“HELOC”) commitments) and increased its inventory of mortgage loans held for sale during the first quarter of 2003. In comparison, IndyMac sold 117% of its available mortgage production in the first quarter of 2002 resulting in a decrease of mortgage loans held for sale. Offsetting the strong financial results in our mortgage banking activities, the earnings related to our servicing-related assets declined due to the increased levels of prepayment activity which resulted from the record refinancing of mortgage loans throughout the industry.

      IndyMac’s operating expenses remained relatively flat with the fourth quarter of 2002, and up 20% from the first quarter of 2002. The ratio of operating expense to loan production of 1.45% reflects significant improvement due to the scalability of our operations in the strong mortgage environment relative to the 1.44% ratio during the fourth quarter of 2002 and the 1.89% ratio during the first quarter of 2002.

      Net earnings increased 3%, while earnings per share (“EPS”) increased 14% as a result of the Company’s significant share repurchase activities during 2002.

      “IndyMac delivered another strong quarter highlighted by record loan production and significant growth in our pipeline of mortgage loans in process. Our pipeline at the end of the quarter was more than double the level a year ago. Interest rates at 40-year lows continued to support a very strong mortgage origination environment in the first quarter of this year, while placing our investment portfolio activities including the servicing-related assets under pressure due to continued unprecedented refinancing activity. We continued to increase our portfolio of mortgage loans serviced for others as we expect this asset to provide substantially stronger returns when the refinancing boom, now in its third wave, begins to abate at some point in the future,” commented Michael W. Perry, IndyMac’s Chairman and Chief Executive Officer.

      “We expect the strong mortgage origination environment to continue throughout the majority of this year. In fact, the MBA recently concluded in its updated forecast that industry mortgage originations in 2003 will surpass the record levels achieved in 2002. As a result of the strong mortgage market this year, we expect that our EPS for 2003 will be at the upper end of our previously forecasted range of $2.41 to $2.75. With our continued focus on customer, product and geographic expansion across our multiple production channels we believe we are positioned to outperform our peers as the transition to a more normal mortgage market occurs,” concluded Mr. Perry.

OUR BUSINESS

      IndyMac is structured to achieve synergies among its operations and enhance customer service. Operating through its three main segments, IndyMac Mortgage Bank, IndyMac Consumer Bank and the Investment Portfolio Group, the common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channels in which each operates. IndyMac Mortgage Bank is focused on providing consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential (“SFR”) mortgages, mortgage-backed securities (“MBS”) and mortgage servicing rights (“MSRs”), the Investment Portfolio Group serves a critical support function for IndyMac’s mortgage lending operations.

      While our segments are structured to achieve synergies with our varying customer base and marketing strategies, our operating activities primarily consist of two broad categories: Mortgage banking activities and Investing activities. Both of these activities are performed to varying degrees by each of our main segments as shown in the table that follows. Mortgage banking activities are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking activities include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investing activities tend to provide a source of revenues which is generally counter-cyclical to mortgage banking revenues, comprised primarily of net interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of mortgage loans and HELOC loans held for investment and mortgage servicing to achieve greater balance between its mortgage banking activities and its core investing activities. Over the long-term, we believe that our investing activities will provide a more stable source of core income. In addition to its revenue contribution, the Investment Portfolio Group performs the mortgage servicing function. This creates an added opportunity to recapture current customers when the interest rate environment makes it attractive for them to refinance. Servicing customers can also be cross-marketed with other Company products.

      The following table summarizes the Company’s financial results for the first three months of 2003, illustrating the revenues earned in its mortgage banking activities and investing activities by each of its divisions. The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a match-funded transfer pricing system to allocate net interest income to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives, repricing frequencies and financing liquidities of the segment’s assets. Deposits receive a funding credit using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit.

      During the first quarter of 2003, the Treasury unit reported net interest expense of $10.7 million compared with $18.1 million in the first quarter of last year. These amounts include the interest expense related to the Trust Preferred Securities, which is not allocated to the business units. Additionally, the net expense in Treasury reflects fixed rate liabilities assumed in prior years with maturities longer than the related assets and the subsequent decline in net interest income as interest rates fell. As these liabilities continue to mature the Company expects the loss in Treasury to decline further.

      Corporate overhead costs related to managing the Company as a whole are not allocated to the operating segments.

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	$ in thousands (except Average FTE)
Operating Results
Mortgage Banking Activities
Net interest income	$22,462	$949	$2,905	$433	$26,749
Gain on sale of loans	53,627	2,697	5,480	1,299	63,103
Other income	7,679	558	888	170	9,295

Net revenues	83,768	4,204	9,273	1,902	99,147
Operating expenses	27,148	4,302	358	983	32,791

Pretax income	56,620	(98)	8,915	919	66,356

Investing Activities
Net interest income	—	—	9,057	7,945	17,002
Provision for loan losses	—	—	(809)	(312)	(1,121)
Service fee income	—	—	—	—	—
Gain on sale of securities	—	—	—	—	—
Other income	—	—	1,311	160	1,471

Net revenues	—	—	9,559	7,793	17,352
Operating expenses	—	—	6,171	2,277	8,448

Pretax income	—	—	3,388	5,516	8,904

Financing and Other Activities
Net interest income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—
Pretax income	—	—	—	—	—

Total pretax income	56,620	(98)	12,303	6,435	75,260

Net income	$34,254	$(59)	$7,443	$3,893	$45,531

Ratios
Percentage of assets	20%	1%	11%	7%	39%
Percentage of total revenue	52%	2%	11%	6%	71%
Percentage of pretax income	63%	0%	14%	7%	83%
Balance Sheet Data
Average earning assets	$1,875,716	$93,770	$1,106,245	$688,115	$3,763,846
Average total assets	$1,957,601	$96,153	$1,116,359	$671,755	$3,841,868
Allocated capital	$122,985	$5,606	$60,294	$70,064	$258,949
Allocated capital/ total average assets	6.28%	5.83%	5.40%	10.43%	6.74%
Loans Produced	$3,935,377	$242,358	$680,370	$219,496	$5,077,601
Percentage purchased	24%	29%	95%	75%	36%
Percentage cashout refinanced	45%	35%	0%	12%	37%
Percentage rate and term refinanced	30%	36%	5%	13%	26%
Performance Ratios
Return on equity	115%	(17)%	50%	23%	72%
Return on assets	7%	(1)%	3%	2%	5%
Net interest margin	5%	4%	4%	5%	5%
Efficiency ratio	32%	110%	34%	33%	35%
Capital adjusted efficiency ratio	12%	40%	27%	57%	19%
Average FTE	1,073	145	211	90	1,519

				Investment
Consumer Direct Businesses —				Portfolio	Treasury
IndyMac Consumer Bank				Group	Group
							Corporate
B2C	HELOC	Retail Bank	Total	Total	Total	Subtotal	Overhead	Eliminations	Total

$ in thousands (except Average FTE)
$4,969	$—	$289	$5,258	$—	$—	$32,007	$—	$—	$32,007
20,573	—	925	21,498	7,454	—	92,055	—	(8,271)	83,784
5,259	—	237	5,496	—	—	14,791	—	—	14,791

30,801	—	1,451	32,252	7,454	—	138,853	—	(8,271)	130,582
14,248	—	750	14,998	—	—	47,789	—	—	47,789

16,553	—	701	17,254	7,454	—	91,064	—	(8,271)	83,793

—	2,530	(40)	2,490	19,085	—	38,577	—	673	39,250
—	(446)	—	(446)	(1,533)	—	(3,100)	—	—	(3,100)
—	—	—	—	1,475	—	1,475	—	908	2,383
—	—	—	—	(6,910)	—	(6,910)	—	—	(6,910)
—	301	443	744	721		2,936	—	—	2,936

—	2,385	403	2,788	12,838	—	32,978	—	1,581	34,559
—	1,325	5,111	6,436	9,548	—	24,432	—	—	24,432

—	1,060	(4,708)	(3,648)	3,290	—	8,546	—	1,581	10,127

—	—	2,663	2,663	—	(10,712)	(8,049)	(183)	—	(8,232)

—	—	2,663	2,663	—	(10,712)	(8,049)	(183)	—	(8,232)
—	—	—	—	—	735	735	22,933	—	23,668

—	—	2,663	2,663	—	(11,447)	—	(23,116)	—	(31,900)

16,553	1,060	(1,344)	16,269	10,744	(11,447)	90,826	(23,116)	(6,690)	61,020

$10,015	$641	$(813)	$9,843	$6,499	$(6,925)	$54,948	$(13,985)	$(4,046)	$36,917

5%	4%	1%	9%	50%	2%	100%	N/A	N/A	100%
19%	1%	3%	23%	12%	(7)%	113%	N/A	N/A	100%
19%	1%	(2)%	17%	12%	(13)%	125%	N/A	N/A	125%
$486,543	$344,309	$30,170	$861,022	$4,384,989	$152,730	$9,162,587	$(20,328)	—	$9,142,259
$501,822	$350,142	$58,451	$910,415	$5,002,602	$154,376	$9,909,261	$127,641	—	$10,036,902
$31,612	$35,278	$7,566	$74,456	$350,758	$7,719	$691,882	$178,341	—	$870,223
6.30%	10.08%	12.94%	8.18%	7.01%	5.00%	6.98%	139.72%	—	8.67%
$1,254,102	$179,669 (1)	$73,600	$1,507,371	—	—	$6,584,972	—	—	$6,584,972
4%	N/A	15%	5%	N/A	N/A	N/A	N/A		30%
37%	N/A	35%	37%	N/A	N/A	N/A	N/A		37%
59%	N/A	50%	58%	N/A	N/A	N/A	N/A		33%
132%	4%	N/A	52%	8%	N/A	32%	N/A	N/A	17%
8%	0%	N/A	4%	1%	N/A	2%	N/A	N/A	1%
4%	3%	N/A	5%	2%	N/A	3%	N/A	N/A	3%
45%	46%	N/A	56%	44%	N/A	44%	N/A	N/A	60%
12%	143%	N/A	27%	176%	N/A	45%	N/A	N/A	81%
529	9	227	765	450	22	2,756	529	N/A	3,285

(1) Amount represents total HELOC loans produced by all business units during the first quarter of 2003.

      The following table compares the quarterly detail segment results of operations:

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands, except average FTE)
Mortgage Banking Activities
Q1 03 — Pretax income	56,620	(98)	8,915	919	66,356 (1)
Q4 02 — Pretax income	49,989	435	7,213	399	58,036 (1)
Annualized Variance Percent	53%	490%	94%	521%	57%
Q1 02 — Pretax income	57,786	(122)	5,604	—	63,268 (1)
Variance Percent	(2)%	20%	59%	NM	5%
Investing Activities
Q1 03 — Pretax income	—	—	3,388	5,516	8,904 (1)
Q4 02 — Pretax income	—	—	2,055	4,883	6,938 (1)
Annualized Variance Percent	NM	NM	259%	52%	113%
Q1 02 — Pretax income	—	—	7,699	7,390	15,089 (1)
Variance Percent	NM	NM	(56)%	(25)%	(41)%
Financing and Other Activities
Q1 03 — Pretax income	—	—	—	—	—
Q4 02 — Pretax income	—	—	—	—	—
Q1 02 — Pretax income	—	—	—	—	—
Net Income
Q1 03 — Net Income	34,254	(59)	7,443	3,893	45,531
Q4 02 — Net Income	32,502	305	6,056	3,383	42,246
Annualized Variance Percent	22%	(477)%	92%	60%	31%
Q1 02 — Net Income	33,776	(71)	7,776	4,319	45,800
Variance Percent	1%	(17)%	(4)%	(10)%	(1)%
Performance Ratios
Q1 03
ROE	115%	(17)%	50%	23%	72%
ROA	7%	(1)%	3%	2%	5%
NIM	5%	4%	4%	5%	5%
Efficiency ratio	32%	110%	34%	33%	35%
Capital adjusted efficiency ratio	12%	40%	27%	57%	19%
Average FTE	1,073	145	211	90	1,519
Q4 02
ROE	133%	25%	45%	17%	72%
ROA	7%	1%	2%	2%	5%
NIM	4%	4%	4%	5%	4%
Efficiency ratio	37%	88%	39%	37%	39%
Capital adjusted efficiency ratio	11%	29%	31%	73%	21%
Average FTE	1,076	124	172	79	1,451
Q1 02
ROE	155%	(12)%	57%	19%	78%
ROA	9%	(1)%	3%	2%	5%
NIM	5%	5%	5%	5%	5%
Efficiency ratio	32%	105%	23%	26%	32%
Capital adjusted efficiency ratio	8%	26%	18%	59%	16%
Average FTE	1,066	94	170	84	1,414

(1)	The Mortgage Bank segment’s pretax income, from both mortgage banking and investing activities, grew by $10.3 million, or 16%, during the first quarter of 2003 versus the fourth quarter of last year. This increase was primarily related to higher net interest income on loans held for sale as average balances and interest rates increased. Gain on sale revenue also improved, consistent with the larger volume of loans sold. Compared with the first three months of 2002, the Mortgage Bank segment’s pretax income declined $3.1 million primarily as a result of a reduction in loans sold as a percentage of mortgage production and lower net interest income related to the builder construction portfolio. IndyMac sold 95% of its available mortgage production in the first quarter of 2003 as compared to 117% for the first quarter of 2002.

Consumer Direct Businesses —
IndyMac Consumer Bank						Total Before
				Investment		Corporate
		Retail Bank/		Portfolio	Treasury	Support and	Corporate
B2C	HELOC	Deposits	Total	Group	Group	Eliminations	Overhead	Eliminations	Total

$ in thousands (except Average FTE)
16,553	—	701	17,254 (2)	7,454 (3)	—	91,064	—	(8,271)	82,793
15,852	—	509	16,361 (2)	1,021 (3)	—	75,418	—	(5,540)	69,878
18%	NM	151%	22%	2,520%	—	83%	—	—	74%
9,409	—	788	10,197 (2)	1,525 (3)	—	74,990	—	(2,562)	72,428
76%	NM	(11)%	69%	389%	—	21%	—		14%
—	1,060	(4,708)	(3,648) (2)	3,290 (3)	—	8,546	—	1,581	10,127
—	1,728	(4,900)	(3,172) (2)	3,630 (3)	—	7,396	—	1,667	9,063
NM	(155)%	(16)%	60%	(37)%	—	62%	—	(21)%	47%
—	243	(4,981)	(4,738) (2)	10,917 (3)	—	21,268	—	781	22,049
NM	336%	(5)%	(23)%	(70)%		(60)%	—	102%	(54)%
—	—	2,663	2,663 (2)	—	(11,447)	(8,784)	(23,116)	—	(31,900)
—	—	2,895	2,895 (2)	—	(11,854)	(8,959)	(20,657)	—	(29,616)
—	—	4,141	4,141 (2)	—	(19,104)	(14,963)	(17,890)	—	(32,853)
10,015	641	(813)	9,843	6,499	(6,925)	54,948	(13,985)	(4,046)	36,917
10,277	1,116	(973)	10,420	2,967	(7,113)	48,520	(10,599)	(2,324)	35,597
(10)%	(170)%	(66)%	(22)%	476%	(11)%	53%	128%	296%	15%
5,499	142	(31)	5,610	7,273	(11,166)	47,517	(10,457)	(1,041)	36,019
82%	351%	2,523%	75%	(11)%	(38)%	16%	34%	289%	2%
132%	4%	—	52%	8%	—	32%	N/A	N/A	17%
8%	0%	—	4%	1%	—	2%	N/A	N/A	1%
4%	3%	—	5%	2%	—	3%	N/A	N/A	3%
45%	46%	—	56%	44%	—	44%	N/A	N/A	60%
12%	143%	—	27%	176%	—	45%	N/A	N/A	81%
529	9	227	765	450	22	2,756	529	N/A	3,285
127%	14%	—	58%	4%	—	31%	N/A	N/A	17%
8%	2%	—	5%	0%	—	2%	N/A	N/A	2%
4%	4%	—	5%	2%	—	3%	N/A	N/A	3%
45%	35%	—	55%	57%	—	48%	N/A	N/A	63%
13%	105%	—	27%	221%	—	49%	N/A	N/A	90%
483	7	198	688	441	27	2,607	542	N/A	3,149
125%	5%	—	62%	13%	—	39%	N/A	N/A	17%
7%	1%	—	5%	1%	—	3%	N/A	N/A	2%
5%	3%	—	8%	3%	—	3%	N/A	N/A	3%
54%	32%	—	63%	35%	—	42%	N/A	N/A	55%
12%	126%	—	22%	80%	—	36%			81%
370	4	207	581	404	29	2,428	418	N/A	2,846

(2)	The Consumer Bank segment’s pretax income, from mortgage banking, investing and financing activities, was essentially flat compared with the fourth quarter of 2002, and was up $6.7 million, or 70%, versus last year’s first quarter. The increase from a year ago was largely due to the higher level of production in the current refinance cycle.

(3)	The Investment Portfolio segment’s pretax income, from both mortgage banking and investing activities, increased $6.1 million compared with the fourth quarter of 2002. Gains from sales of loans acquired by exercising clean-up call options primarily drove this increase. The investing activities in this segment were unchanged versus the fourth quarter of last year as lower portfolio returns were offset by higher average balances. Compared with the year ago first quarter, the Investment Portfolio segment’s pretax income declined $1.7 million. This decrease reflects a significant decline in service fee income caused by the high prepayment activity in the current quarter, partially offset by the previously described gains on loan sales.

MORTGAGE BANKING ACTIVITIES

Loan Production

      During the first three months of 2003, the Company produced $6.6 billion of loans, which was a 57% increase over the $4.2 billion of loans produced during the first three months of 2002. Total production by loan type was as follows:

	Three Months Ended

	March 31,	March 31,	Variance	December 31,	Variance
	2003	2002	Percent	2002	Percent

	(Dollars in millions)
Volume by product
Prime(1)
Agency conforming	$1,418	$970	46%	$1,425	0%
Alt-A	3,017	1,224	146%	2,915	3%
Jumbo	1,013	1,064	(5)%	1,243	(19)%
Government — FHA/ VA	3	60	NM	4	(25)%
Subprime(1)	384	334	15%	279	38%
Home equity line of credit(2)	180	57	216%	142	27%
Consumer construction(2)	440	350	26%	402	9%

Subtotal mortgage production	6,455	4,059	59%	6,410	1%
Subdivision construction commitments	130	143	(9)%	170	(24)%

Total production volume	$6,585	$4,202	57%	$6,580	0%

Mortgage — Web-based production	$4,920	$3,242	52%	$4,843	2%
Mortgage pipeline at period end(3)	$6,044	$3,008	101%	$4,723	28%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

Mortgage Production by Division and Channel

      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which we have regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgages secured by California properties accounted for 52% of the mortgage loans produced in the first three months of 2003 based on dollar value, and 44% based on number of loans.

      IndyMac Mortgage Bank produces mortgages through its Business-to-Business (“B2B”), Business-to-Realtor (“B2R”), Consumer Construction (“Home Construction Lending” or “HCL”) and Homebuilder (“HBD”) divisions. IndyMac Consumer Bank produces mortgages through its Business-to-Consumer (“B2C”), HELOC and Retail Bank divisions.

      The following table shows production and key performance indicators of the various relationship businesses of IndyMac Mortgage Bank during the three months ended March 31, 2003.

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Mortgage brokers	$2,887	$—	$309	$—	$3,196
Mortgage bankers	694	—	233	—	927
Conduit	339	—	—	—	339
Realtors	—	246	—	—	246
Builder/ Builder affiliates	—	—	17	92	109
Financial institutions	83	—	—	—	83
Consumer direct marketing by HCL	—	—	122	—	122

Subtotal mortgage production	4,003	$246	681	92	5,022
Builder and subdivision construction commitments	—	—	—	130	130

Total relationship businesses production volume	$4,003	$246	$681	$222	$5,152

Percentage of total production	61%	4%	10%	3%	78%
Total production 1st quarter 2002	$2,844	$94	$528	$147	$3,613

Total production 4th quarter 2002	$4,243	$213	$617	$250	$5,323

Composition of mortgage production
Purchase transactions	24%	29%	95%	75%	37%
Cash-out refinance transactions	48%	35%	0%	12%	39%
Rate/term refinance transactions	28%	36%	5%	13%	24%
Key Performance Indicators for the Three Months Ended March 31, 2003
Active Customers(1)
Average monthly active customers	1,991	225	198	6	2,420
Active customers during the quarter	3,161	459	487	15	4,122
Net new customers during the quarter(2)	441	64	N/A	5	510
Sales and marketing Personnel	311	68	60	14	452
Cost per funded loan (mortgage) (bps)	76	207	77	113	NM
Percentage Change for the Three Months Ended March 31, 2003 vs. March 31, 2002
Active Customers(1)
Average monthly active customers	8%	125%	23%	(25)%	14%
Active customers during the quarter	14%	112%	25%	(29)%	17%
Sales and marketing Personnel	11%	142%	54%	(30)%	23%
Cost per funded loan (mortgage) (bps)	(21)%	(23)%	1%	(88)%	NM

(1)	Active customers are defined as customers who funded at least one loan during the period. The HCL division utilizes the B2B marketing relationships with mortgage brokers and mortgage bankers to produce consumer construction loans. As a result, there is some overlap of the two active customer statistics and new customers are reported under the B2B channel only. The sales and marketing personnel under the HCL division are primarily focused on marketing the consumer construction product directly to consumers.

(2)	Net new customers is the number of new customers signed up during the quarter less those terminated.

      IndyMac Mortgage Bank’s production increase of 43% from the three months ended March 31, 2002 to the three months ended March 31, 2003 was driven by 41% growth in the core B2B channel and bolstered by even faster growth in our newer channels including B2R, HCL and HBD. The mix of business was driven heavily towards refinance activity, reflecting the overall refinance environment. In addition, we continue to focus on activating new customers and made progress in all channels. At the same time, we have been more disciplined in adding new customers that possess a profile that is more likely to remain active over the long term. Consistent with our focus on new customers, we are expanding our sales staff in all channels, focusing on under-penetrated markets consistent with our overall strategy to expand the geographic distribution of our operating centers. With respect to costs, while we continue to implement permanent process improvements in our mortgage operations, the bulk of improvements in costs in basis points are attributable to greater scale due to increased volume and higher average balances obtainable in a refinance environment.

      The following table shows production and other key performance indicators of the various consumer direct businesses of IndyMac Consumer Bank during the three months ended March 31, 2003.

	Consumer Direct Businesses —
	IndyMac Consumer Bank

	B2C	HELOC	Retail Bank	Total

	(Dollars in millions)
Volume by Channel and Source(1)
Web-based Production
Direct at www.indymacmortgage.com	$328	$—	$—	$328
Indirect Web-based leads	99	—	—	99
Cross-marketing and portfolio refinancing	675	—	—	675
Direct telemarketing and affinity relationships	212	41	—	253
Retail banking branches	N/A	—	78	78

Total consumer direct production volume	$1,314	$41	$78	$1,433

Percentage of total production	20%	1%	1%	22%
Total production 1st quarter 2002	$567	$—	$23	$590

Total production 4th quarter 2002	$1,187	$15	$55	$1,257

Composition of mortgage production
Purchase transactions	4%	N/A	15%	5%
Cash-out refinance transactions	37%	N/A	35%	37%
Rate/term refinance transactions	59%	N/A	50%	58%
Key Drivers of Growth and Profitability for the Three Months Ended March 31, 2003
Marketing costs (in thousands)	$2,862	N/A	$32	$2,894
Marketing cost per funded loan (dollars)	$419	N/A	$79	$498
Cost per funded loan (mortgage) (bps)	154	N/A	141	NM

(1)	HELOC amounts represent the loans produced only by the HELOC division. HELOC loans produced by other business divisions totaled $139 million during the first quarter of 2003. HELOC loans produced by business divisions other than the HELOC division are included in the production volume of the respective originating business division.

      B2C’s production volume grew 132% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, resulting in a decrease in cost per funded loan of 18%. The B2C division is currently our most established consumer-direct business, generating 92% of the total consumer-direct business in 2003. This business is expected to be more cyclical as a result of changes in interest rates. The HELOC division was established during 2002 to facilitate targeted marketing of our HELOC product directly to consumers in addition to the production of HELOCs within our other production channels. Through a streamlined application process and competitive pricing, this division provides homeowners the ability to easily access the excess equity in their homes for a variety of uses. Currently, we hold the HELOCs generated by the HELOC division for investment, as these HELOCs are prime rate based, high FICO scores & lower loan-to-value. The HELOC product also tends to be somewhat counter-cyclical to the mortgage industry. As interest rates rise, consumers who want to access the equity in their home are more inclined to utilize a HELOC product rather than a cash-out refinance of their existing low-rate mortgage loan. As a result, we expect the HELOC division’s production to increase when the mortgage refinance boom abates.

Loan Sales

      The Company sold $5.5 billion of loans during the first three months of 2003 and $4.3 billion of loans during the first three months of 2002. The Company’s gain on sale of loans increased 9.1% in the first quarter of 2003 to $84 million, from $77 million in the first quarter of 2002. The increase in the gain on sale was a result of the 29.8% increase in loans sold, partially offset by the decrease of 30 basis points in the profit margin, net of hedging gains and losses, from 1.82% in the first quarter of 2002 to 1.52% in the first quarter of 2003. The increase in loans sold is lower than the increase in total loans produced due to the fact that we sold only 95% of available production in the first quarter of 2003 in comparison to the sale of 117% of total available production in the first quarter of 2002. The decrease in the net margin after hedging is due to a combination of factors including: (1) increased competition early in the first quarter of 2003 as interest rates began to increase; (2) an increase in the sale of lower margin loans; (3) higher hedging costs due to the volatility of interest rates as geopolitical issues surfaced; and (4) additions to our repurchase reserve. These items were partially offset by the sale of certain higher margin loans that were obtained through the exercise of IndyMac’s call provision as the master servicer of its loan securitization transactions.

      The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale to protect its margin on sale of loans. In a period of declining interest rates, hedging has the effect of reducing the gain on sale of the Company’s mortgage loans. In a period of rising rates, hedging protects the Company from deterioration in the net margin. The table below illustrates the impact of the Company’s pipeline hedging activities.

	Three Months Ended

	March 31,	March 31,		December 31,
	2003	2002	% Change	2002	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$118	$91	30%	$132	(11)%
Gross margin before hedging	2.14%	2.13%	0%	3.02%	(29)%
Hedging gains (losses)	$(34)	$(14)	143%	$(57)	(40)%
Net gains on sale	$84	$77	8%	$75	12%
Net margin after hedging	1.52%	1.82%	(16)%	1.71%	(11)%

      The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and therefore, they are recorded at fair value. The Company hedges the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac. These forward contracts are also accounted for as derivatives and recorded at fair value.

      In measuring the fair value of rate lock commitments, the expected profit margin of the loan that would be realized upon a loan sale is used. This value excludes the value of the MSRs inherent in the loan except for certain high quality, liquid conventional mortgages where whole loan sale prices including servicing rights are readily available. These values are calculated using the same methodologies that are used in our loan sales, adjusted using an anticipated fallout factor for rate lock commitments that will likely not be funded. This policy of recognizing the value of the derivative has the effect of recognizing a portion of the gain from mortgage loans before the loans are funded. There is a diversity in practice among participants in the mortgage banking industry, and the possibility exists that further accounting guidance for determining the fair value of rate lock commitments could be developed, which would result in a change in our valuation policies. It is important to note that the time from rate lock commitment to loan sale is generally less than 90 days; therefore, any change to current practice would have only a short-term impact on revenues and net income. As of March 31, 2003, the fair value of the rate lock commitments, net of related hedges, was $35.4 million.

      In addition to the gain on sale, IndyMac earns spread and fee income on its mortgage loans held for sale. It is important to look at the entire mortgage banking revenue stream in evaluating performance as these components may vary in differing interest rate environments and sale strategies. The following table depicts the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on sale of loans, net interest income (refer to “Note 3: Segment Reporting” in the accompanying notes to the consolidated financial statements for further information on our method of allocating interest expense to the operating segments), and fee income by the amount of loans sold:

	Three Months Ended

	March 31,	% of loans	March 31,	% of loans	December 31,	% of loans
	2003	sold	2002	sold	2002	sold

	(Dollars in thousands)
Gain on sale of loans	$83,784	1.52%	$77,466	1.82%	$74,775	1.71%
Net interest income	32,007	0.58%	25,703	0.60%	28,228	0.64%
Fee income	14,791	0.26%	9,917	0.23%	13,988	0.32%

Total mortgage banking revenue	$130,582	2.36%	$113,086	2.65%	$116,991	2.67%

Loans sold	$5,523,701		$4,266,319		$4,378,410

      The following table shows the various channels through which loans were distributed.

	Three Months Ended

	March 31,	Distribution	March 31,	Distribution	December 31,	Distribution
	2003	Percentages	2002	Percentages	2002	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$3,464	58%	$2,618	60%	$2,286	45%
Private-label securitizations	1,471	25%	1,542	35%	1,489	29%
Whole loan sales	589	10%	106	2%	603	12%

Subtotal sales	5,524	93%	4,266	97%	4,378	86%
Investment portfolio acquisitions(2)	403	7%	149	3%	721	14%

Total loan distribution	$5,927	100%	$4,415	100%	$5,099	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.

      In conjunction with the sale of mortgage loans in private-label securitization and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $83.8 million in gain on sale of loans earned during the three months ended March 31, 2003 included the retention of $93.4 million of servicing-related assets. More information on the valuation assumptions related to IndyMac’s retained assets can be found on page 21.

INVESTING ACTIVITIES

      IndyMac’s Investment Portfolio Group complements the Company’s mortgage banking activities and serves to diversify the Company’s revenue stream through its investments in single-family residential mortgage loans, mortgage-backed securities and MSRs. The Investment Portfolio Group also invests in certain of the mortgage assets that are created through the securitization or sale of loans in the secondary market.

      The Investment Portfolio Group’s investment in prime SFR loans, mortgage-backed securities and mortgage loan servicing also helps to provide a source of income to counterbalance the cyclical nature of mortgage production. Should loan production decline due to factors such as increasing interest rates, the value of the Investment Portfolio Group’s MSRs generally rises, as there is less incentive for borrowers to refinance at a higher interest rate. Similarly, when loan production increases, the value of the MSRs generally decrease. We believe this serves to stabilize the Company’s revenue stream through increased interest income and servicing fees when production slows.

      In addition to the Investment Portfolio Group’s investments, certain investing activities also take place in IndyMac Mortgage Bank and IndyMac Consumer Bank. These activities include the investment in construction loans and the HELOCs by such areas.

      The following table shows average annualized net returns for all of our investing activities, which is calculated by dividing the sum of net interest income after allocated interest expense (see “Note 3: Segment Reporting” in the accompanying notes to the consolidated financial statements for further information on our method of allocating interest expense to the operating segments) and provision for loan losses, service fee income and related net gains or losses by the average balance of investment assets. Service fee income includes contractual servicing fees, gross service fee income, amortization of MSRs, valuation adjustments and net hedging gains and losses. Gross service fee income is comprised of reinvestment income, prepayment and late fee income net of compensating interest paid to borrowers and investors.

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Net interest income after provision for loan losses	$36,150	$38,415	$30,113
Service fee income	2,383	7,822	1,377
(Loss) gain on mortgage-backed securities, net	(6,910)	(6,988)	1,052
Other income	2,936	3,692	2,927
Average balance of interest-earning assets and MSRs	$6,211,387	$4,885,819	$5,637,509
Investing activities’ return on interest-earning assets and MSRs (annualized)	2.21%	3.56%	2.50%

      The decrease in margin results from the impact on MSRs and mortgage-backed securities of higher prepayment rates in this low interest rate environment.

Investment Portfolio Group

      The composition of the Investment Portfolio Group’s assets include SFR mortgage loans held for investment, mortgage-backed securities and MSRs and may include U.S. Treasury securities and agency debentures used to hedge MSRs. The following table sets forth the balances associated with each of these portfolios as of March 31, 2003 and December 31, 2002, respectively.

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
SFR mortgage loans held for investment	$2,218,100	$2,096,517

Mortgage-backed and U.S. Treasury securities:
Trading securities
AAA-rated and agency interest-only securities	156,212	187,060
AAA-rated principal-only securities	3,295	79,554
U.S. Treasury securities	—	282,219
AAA-rated non-agency securities	—	101,185
AAA-rated agency securities	—	25,055
Other investment grade securities	9,067	9,114
Other non-investment grade securities	2,806	2,956
Non-investment grade residual securities	77,998	78,740

Subtotal — trading securities	249,378	765,883
Available for sale securities
AAA-rated non-agency securities	1,253,963	1,406,321
AAA-rated agency securities	86,013	123,269
Other investment grade securities	37,959	39,258
Other non-investment grade securities	6,546	4,362

Subtotal — available for sale securities	1,384,481	1,573,210

Total mortgage-backed and U.S. Treasury securities	1,633,859	2,339,093
Mortgage servicing rights	343,544	300,539

Total	$4,195,503	$4,736,148

Percentage of securities portfolio rated investment grade	95%	96%
Percentage of securities portfolio rated AAA	92%	94%

      AAA-rated and agency interest-only securities and non-investment grade residual securities and securities used to hedge these securities, are classified as trading securities. Changes in the fair value of these securities are recorded in earnings. All other mortgage-backed securities are classified as available for sale.

SFR Mortgage Loans Held for Investment

      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate loans to mitigate interest rate risk. The Company is focused on increasing its portfolio of mortgage loans held for investment to achieve better balance in its investing activities relative to its mortgage banking activities, which tends to be more cyclical. During the quarter, the Company added $403 million of mortgage loans in accordance with this strategy. The following table shows the composition of this portfolio as of March 31, 2003 and December 31, 2002, respectively, and relevant credit quality characteristics at March 31, 2003.

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
SFR mortgage loans held for investment	$2,218,100	$2,096,517
Average loan size	$257	$227
Non-performing loans as a percentage of SFR loans	0.92%	1.20%
Estimated average life in years(1)	3.34	3.36
Estimated average duration in years(2)	1.22	1.39
Yield	5.28%	5.69%
Fixed-rate mortgages	19%	23%
Adjustable-rate mortgages	30%	28%
Hybrid adjustable-rate mortgages	51%	49%
Additional Information as of March 31, 2003

Average FICO score(3)	708
Average loan to value ratio	68%
Geographic distribution:
Southern California	37%
Northern California	23%
New York	5%
Florida	2%
Colorado	2%
New Jersey	2%
Other (each individually< 2%)	29%

Total	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Bank’s estimates for prepayments.

(2)	Average duration measures the volatility of the value of a financial instrument in response to changes in interest rates and the corresponding changes in prepayments.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

Mortgage-backed Securities and U.S. Treasury Securities

      The Company’s portfolio of mortgage-backed securities and U.S. Treasury securities totaled $1.6 billion and $2.3 billion at March 31, 2003 and December 31, 2002, respectively. These securities are recorded at fair value. The Company invests in high quality mortgage-backed securities to provide a stable source of net spread income, albeit spread income has fluctuated during recent quarters due to the significant decline in interest rates in 2002. At March 31, 2003, 92% of the portfolio was rated AAA with expected average lives ranging from 3 months to 5 years. U.S. Treasury securities and AAA-rated principal-only securities in the trading portfolio are purchased to hedge the interest rate risk associated with servicing-related assets, among other types of investments. The Company actively trades its hedging instruments to rebalance its portfolio into instruments we believe will most effectively hedge the underlying asset. During the first quarter of 2003, the

Company sold its hedging investment in U.S. Treasury securities and certain other mortgage-backed securities and replaced them with non-security hedging investments such as swaps and swap-based floors.

      The fair value of other investment grade and non-investment grade securities by credit rating as of March 31, 2003 and December 31, 2002 follows:

	March 31,				December 31,
	2003				2002

	Current	Discount
	Face	To Face	Amortized	Fair	Fair
	Value	Value	Cost	Value	Value

	(Dollars in thousands)
Investment grade mortgage-backed securities
AA	$20,780	$(101)	$20,679	$22,030	$22,133
A	2,345	(127)	2,218	2,441	2,445
BBB	18,110	(931)	17,179	17,550	18,450
BBB-	5,325	(362)	4,963	5,005	5,344

Total other investment grade mortgage-backed securities	$46,560	$(1,521)	$45,039	$47,026	$48,372

Non-investment grade mortgage-backed securities
BB	$4,247	$(747)	$3,500	$3,513	$3,661
BB-	1,812	(944)	868	870	—
B	4,679	(3,599)	1,080	1,113	351
CCC	1,135	(567)	568	568	2,955
C	9,704	(6,770)	2,934	2,939	—
NR	873	(540)	333	349	351

Total other non-investment grade mortgage-backed securities	$22,450	$(13,167)	$9,283	$9,352	$7,318

      At March 31, 2003, of the total other investment grade and non-investment grade mortgage-backed securities, $42.5 million was collateralized by prime loans, $11.1 million by subprime loans and $2.8 million by manufactured housing loans.

Mortgage Servicing and Mortgage Servicing Rights

      In addition to its own loans, IndyMac serviced $28.0 billion of mortgage loans owned by others at March 31, 2003 with a weighted average coupon of 7.24% and was the master servicer on $3.6 billion of mortgage loans serviced by others. In comparison, IndyMac serviced $25.8 billion of mortgage loans and was the master servicer on $4.9 billion of mortgage loans at December 31, 2002. The table below shows the activity in the master and primary servicing portfolios during the quarter ended March 31, 2003.

	Master	Primary

	(Dollars in millions)
Unpaid principal balance at December 31, 2002	$4,869	$25,819
Additions	—	5,321
Clean-up calls exercised	(422)	(129)
Loan payments and prepayments	(800)	(2,782)

Unpaid principal balance at March 31, 2003	$3,647	$28,229

      MSRs related to these servicing portfolios totaled $343.5 million as of March 31, 2003 and $300.5 million as of December 31, 2002, reflecting an increase of $43.0 million. The table below shows the activity in MSRs.

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Balance at beginning of period	$300,539	$321,316	$278,041
Additions	67,742	72,668	52,651
Transfers to AAA-rated and agency interest-only securities	—	(2,598)	(9,083)
Clean-up calls exercised	(2,475)	—	(685)
Scheduled amortization	(21,150)	(18,853)	(16,759)
Provision/(benefit) for valuation/ impairment	(1,112)	17,598	(3,626)

Balance at end of period	$343,544	$390,131	$300,539

      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We first stratify our MSRs based on predominant risk characteristics, including primary versus master servicing, underlying loan type, interest rate type, and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are periodically validated by third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings. However, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance, precluding subsequent reversals. For the three months ended March 31, 2003, we recorded a direct write-down of MSRs totaling $102.7 million, which was written off against the valuation allowance previously provided.

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

      A summary of the activity in the AAA-rated and agency interest-only securities and residual securities portfolios for the three months ended March 31, 2003 and 2002 and for the three months ended December 31, 2002, follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in thousands)
AAA-rated interest-only securities
Beginning balance	$187,060	$211,104	$189,524
Retained investments from securitizations	13,416	—	17,873
Transfers from MSRs	—	2,598	9,083
Clean-up calls exercised	(12,048)	—	(4,227)
Cash received, net of accretion	(14,071)	(10,084)	(14,840)
Valuation losses before hedges	(18,145)	(10,686)	(10,353)

Ending balance	$156,212	$192,932	$187,060

Residual securities
Beginning balance	$78,740	$43,123	$94,233
Retained investments from securitizations	14,626	14,056	4,889
Sales	(10,525)	—	(19,000)
Cash received, net of accretion	(6,865)	(2,823)	(5,556)
Valuation gains before hedges	2,022	1,039	4,174

Ending balance	$77,998	$55,395	$78,740

Valuation of Servicing-Related Assets

      MSRs, AAA-rated and agency interest-only securities and residual securities are recorded at fair market value. MSRs are further subject to lower of cost or market limitations. Relevant information and assumptions used to value the Company’s servicing related assets and residual securities at March 31, 2003 and December 31, 2002 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Yield	Loss Rate(2)

				(Dollars in thousands)
March 31, 2003
AAA-rated and agency interest-only securities	$156,212	$12,924,037	7.68%	0.51%	38.8%	2.37	21.9%	8.9%	N/A

Prime residual securities	$42,703	$3,537,589	7.27%	1.46%	38.5%	0.83	21.8%	15.2%	0.6%
Sub-prime residual securities	35,295	$1,636,487	9.34%	4.04%	34.0%	0.53	33.3%	22.9%	2.6%

Total noninvestment grade residual securities	$77,998

Master servicing(3)	$10,698	$3,646,713	8.19%	0.10%	52.2%	2.94	24.0%	11.3%	N/A
Primary servicing(4)	332,846	$28,229,278	7.24%	0.34%	39.3%	3.65	21.2%	9.4%	N/A

Total MSRs	$343,544

December 31, 2002
AAA-rated and agency interest-only securities	$187,060	$14,214,229	7.77%	0.53%	38.5%	2.48	23.6%	8.7%	N/A

Prime residual securities	$33,400	$2,968,794	7.51%	1.44%	35.5%	0.78	18.9%	15.2%	0.7%
Sub-prime residual securities	45,340	$1,968,041	9.54%	4.21%	30.3%	0.55	32.1%	27.1%	2.8%

Total noninvestment grade residual securities	$78,740

Master servicing(3)	$14,582	$4,868,804	8.26%	0.10%	53.3%	2.99	22.3%	11.3%	N/A
Primary servicing(4)	285,957	$25,819,447	7.52%	0.33%	40.4%	3.37	22.0%	9.5%	N/A

Total MSRs	$300,539

(1)	Assumed prepayment speeds are higher in the short term and lower in the long term based on the market forward curve for interest rates rising over the life of the asset. The assumed 3-month prepayment speeds at March 31, 2003 were 46.6%, 36.1%, and 35.7% for AAA-rated and agency interest-only securities, prime residual securities, and subprime residuals, respectively, and 54.3% and 42.7% for master and primary servicing, respectively.

(2)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.10% and 1.05% for prime and subprime residuals, respectively, at March 31, 2003.

(3)	The master servicing portfolio includes loans that are part of the primary servicing portfolio with an unpaid principal balance of $2.0 billion at March 31, 2003.

(4)	Loans sold with servicing retained only. Does not include a total of $3.0 billion in IndyMac-owned loans and loans subserviced for others on an interim basis at March 31, 2003.

      The lifetime prepayment speeds represent the annualized constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only securities, we project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn-out of the pool of loans relative to expectations of future rates implied by the market forward LIBOR/swap curve.

      The weighted average multiple for MSRs, AAA-rated and agency interest-only and residual securities represents the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples.

      The assumptions for discount yield and lifetime prepayment speeds at March 31, 2003 remain comparable to those of December 31, 2002 due to the fact that, while interest rates fluctuated significantly throughout the quarter, the period end rates were relatively flat and actual three-month prepayment speeds were consistent from quarter to quarter. Lifetime prepayment assumptions for AAA-rated and agency interest-only and primary servicing declined slightly during the first quarter of 2003 compared to the fourth quarter of 2002 reflecting the decline in gross weighted average coupon for each of the portfolios.

Hedging Interest Rate Risk on Servicing-Related Assets

      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our Investment Portfolio Group is responsible for the management of interest rate and prepayment risks in the investment portfolio, subject to policies and procedures established by, and oversight from, our management level Asset and Liability Committee (“ALCO”) and Board of Directors level ALCO. To hedge our investments in servicing-related assets, we use several strategies, including investing in AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. We utilize hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

      Temporary impairment as a result of accelerated prepayments on the servicing-related assets and residual securities totaled $17.2 million in the first quarter of 2003. These losses were offset by $10.4 million of gains on trading securities and derivative instruments utilized to hedge the interest rate risk on the servicing-related assets and residual securities and $2.5 million of net interest income earned on the hedging instruments.

      The following breaks out the components of service fee income and the gain on mortgage-backed securities, net.

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Service fee income
Gross service fee income	$24,057	$26,080	$23,117
Amortization	(21,150)	(18,853)	(16,759)

Service fee income net of amortization	2,907	7,227	6,358
Valuation adjustments on MSRs	(1,112)	17,598	(3,626)
Hedges on MSRs	588	(17,003)	(1,355)

Total service fee income	$2,383	$7,822	$1,377

Net (loss) gain on securities
Realized gain on available-for-sale securities	$—	$2,620	$—
Impairment on available-for-sale securities	(580)	(500)	—
Unrealized loss on AAA interest only and residual securities	(16,123)	(10,686)	(7,922)
Net gain on trading securities and other instruments used to hedge AAA interest only and residual securities	9,793	1,578	8,974

Total (loss) gain on mortgage-backed securities, net	$(6,910)	$(6,988)	$1,052

      The following table summarizes the results of our hedges of our servicing-related assets:

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Gross service fee income	$24,057	$26,080	$23,117
Net interest income on residuals	3,305	2,755	4,063
Net interest income on AAA interest only securities	1,569	3,457	1,557

Subtotal	28,931	32,292	28,737
Amortization of MSRs	(21,150)	(18,853)	(16,759)
Net valuation gains/losses	(17,235)	6,913	(11,548)
Subtotal	(38,385)	(11,940)	(28,307)
Net interest income on cash hedges	2,460	72	2,190
Net hedge gains/losses	10,381	(15,425)	7,619
Subtotal	12,841	(15,353)	9,809

Total	$3,387	$4,999	$10,239

Average balance	$553,290	$582,928	$572,894

Return	2.45%	3.43%	7.15%

      The decline in servicing related income during the quarter is the result of reduced reinvestment income on the cash flows during the period combined with higher levels of compensating interest and increased amortization of the assets due to unprecedented levels of prepayments.

      Offsetting the reduction in servicing related assets, we realized income on the sale of loans obtained through our right as the Master Servicer for our various securitizations, to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10%, of the original balance. When the fair value of remaining loans exceeds expected costs to exercise the call, we will typically exercise our option. During the first quarter 2003, we sold approximately $126 million of loans acquired through clean-up call exercises for a pretax gain of $6.7 million

Construction Lending

      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9-12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase. When the loan converts to permanent status the loan is transferred into the Company’s pipeline of mortgage loans held for sale. These loans are typically fixed-rate loans. Consumer construction loan origination grew 10% over the quarter despite an industry slowdown in housing starts attributed to severe weather conditions. This growth came from the higher margin retail channel whose production share rose from 23.7% to 31.4%. The unit’s credit application pipeline is also up nearly 16%, consistent with seasonal trends and marketing efforts coming to fruition. Expenses were held constant with the fourth quarter of 2002 improving the group’s efficiency ratio from 34.8% to 32.4%. Consumer construction loans outstanding at March 31, 2003 were $900.4 million, up 3% compared to the amount at December 31, 2002.

      With respect to builder construction loans, our activities have been increasingly focused on those homebuilders that provide our mortgage loans to their customers when they sell the completed residence. New production is limited to eight states for new commitments (California, Illinois, Nevada, Utah, Arizona,

Colorado, Washington, and Oregon). Builder construction loans are typically based on prime rates. Builder construction loans outstanding at March 31, 2003 were $508.6 million, up 5% compared to December 31, 2002. However, the average outstanding commitment amount decreased by $40.6 million due to pay-offs exceeding fundings and lower disbursement rates during the first quarter of 2003 compared to the fourth quarter of 2002.

      The following tables present further information on our construction loan portfolios.

	Three Months Ended

	March 31, 2003		December 31, 2002

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

		(Dollars in thousands)
Construction loans	$900,428	$508,604	$875,335	$482,408
Land and other mortgage loans	$104,300	$97,112	$81,885	$123,066
Outstanding commitments	$1,644,366	$1,063,589	$1,531,011	$1,104,160
Average construction loan commitment	$409	$2,162	$415	$1,982
Non-performing loans	1.28%	1.84%	1.08%	2.92%
Yield	6.95%	6.94%	7.13%	7.06%
Fixed-rate loans	93%	1%	94%	1%
Adjustable-rate loans	0%	97%	0%	96%
Hybrid adjustable-rate loans	7%	2%	6%	3%

Additional Information as of March 31, 2003

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan to value ratio (1)	73%		71%
Average FICO score (2)	707		N/A
Geographic distribution(3)
Southern California	25%	Southern California	36%
Northern California	19%	Northern California	24%
New York	7%	Illinois	17%
Hawaii	5%	Nevada	2%
Florida	5%	Texas	2%
Colorado	3%	Colorado	2%
Other (each individually< 2%)	36%	North Carolina	2%
		Florida	2%
		Other (each individually< 2%)	13%

Total Consumer Construction	100%	Total Builder Construction	100%

(1)	The average loan to value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at March 31, 2003.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.

(3)	Geographic distribution is based on outstanding balances. Some projects are continuing to be built out in states in which we no longer solicit new loans.

      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in “Credit Risk and Reserves” at page 29.

HELOC Portfolio

      The following table presents information on our HELOCs as of and for the three months ended March 31, 2003 and December 31, 2002. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	Three Months Ended

	March 31,	December 31,	Variance
	2003	2002	Percent

	(Dollars in thousands)
Outstanding balance	$391,002	$312,881	25%
Outstanding commitments(1)	$586,192	$459,537	28%
Average spread over prime	2.02%	1.78%	13%
Average FICO score	706	711	(1)%
Average CLTV ratio(2)	78%	78%	0%

Additional Information as of March 31, 2003

	Total	Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
>96% &< 100%	$13,575	$46	4.26%	720	1.06%
>91% &< 95%	63,789	50	3.40%	709	0.07%
>81% &< 90%	151,273	48	2.29%	690	0.33%
>71% &< 80%	83,456	80	1.06%	708	0.87%
<70%	78,909	83	1.04%	722	0.07%

Total	$391,002

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

NET INTEREST INCOME

      The following table sets forth information regarding our consolidated average balance sheets (Mortgage Bank, Investment Portfolio and Consumer Bank are combined), along with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

	Three Months Ended

	March 31, 2003			March 31, 2002			December 31, 2002

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,920,645	$20,961	4.43%	$1,556,025	$28,881	7.53%	$2,133,366	$26,004	4.84%
Loans held for sale	2,867,547	45,201	6.39%	2,063,096	36,744	7.22%	2,762,319	42,988	6.17%
Mortgage loans held for investment	2,759,900	35,962	5.28%	1,706,945	30,898	7.34%	1,841,949	26,438	5.69%
Builder construction and income property	570,886	9,720	6.91%	624,657	11,732	7.62%	576,243	10,292	7.09%
Consumer construction	839,772	14,396	6.95%	706,279	13,645	7.84%	788,536	14,166	7.13%
Investment in Federal Home Loan Bank stock and other	181,268	1,957	4.38%	139,330	1,782	5.19%	155,370	1,801	4.60%

Total interest-earning assets	9,140,018	128,197	5.69%	6,796,332	123,682	7.38%	8,257,783	121,689	5.85%
Other	894,643			672,174			799,880

Total assets	$10,034,661			$7,468,506			$9,057,663

Interest-bearing deposits	$2,736,822	21,687	3.21%	$2,962,747	31,308	4.29%	$2,572,244	23,063	3.56%
Advances from Federal Home Loan Bank	2,709,008	25,558	3.83%	1,956,627	24,389	5.06%	2,423,828	25,619	4.19%
Trust preferred securities	116,866	2,763	9.59%	116,333	2,756	9.61%	116,730	2,761	9.38%
Other borrowings	2,695,541	15,164	2.28%	1,098,045	11,475	4.24%	2,273,329	14,289	2.49%

Total interest-bearing liabilities	8,258,237	65,172	3.20%	6,133,752	69,928	4.62%	7,386,131	65,732	3.53%

Other	906,201			470,100			818,410

Total liabilities	9,164,438			6,603,852			8,204,541
Shareholders’ equity	870,223			864,654			853,122

Total liabilities and shareholders’ equity	$10,034,661			$7,468,506			$9,057,663

Net interest income		$63,025			$53,754			$55,957

Net interest spread			2.49%			2.76%			2.32%

Net interest margin			2.80%			3.21%			2.69%

      During 2002, the Company experienced spread compression as a result of the impact accelerated prepayment activity had on asset yield relative to a liability base which did not reprice as quickly. The spread has improved during the first quarter of 2003 compared to the fourth quarter of 2002 due to an increase in yields on held for sale loans attributable to mix, the re-pricing of interest-bearing liabilities to lower rates and the change in funding mix. In the first quarter of 2003, the Company repriced approximately $282 million of higher cost certificates of deposit to lower coupon rate, and shifted a portion of its borrowings from fixed-rate advances to overnight advances. At March 31, 2003, fixed-rate Federal Home Loan Bank of San Francisco (“FHLB”) advances accounted for 60% of the total borrowings as compared to 64% at December 31, 2002. The impact of the reduced cost of funds was partially offset by the decrease in yields across most loan and securities portfolios due to high prepayment speeds and the addition of mortgage loans for investment at lower coupon rates.

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

	Three Months Ended March 31, 2003 vs. 2002

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$6,768	$(11,899)	$(2,788)	$(7,920)
Loans held for sale	14,327	(4,223)	(1,647)	8,457
Mortgage loans held for investment	19,061	(8,657)	(5,340)	5,064
Builder construction and income property	(1,010)	(1,096)	94	(2,012)
Consumer construction	2,579	(1,538)	(290)	751
Investment in Federal Home Loan Bank stock and other	536	(277)	(84)	175

Total interest income	42,260	(27,690)	(10,055)	4,515
Interest expense
Interest-bearing deposits	(2,387)	(7,831)	597	(9,621)
Advances from Federal Home Loan Bank	9,378	(5,929)	(2,280)	1,169
Trust preferred securities	13	(6)	0	6
Other borrowings	16,694	(5,298)	(7,707)	3,689

Total interest expense	23,698	(19,064)	(9,390)	(4,756)

Net interest income	$18,562	$(8,626)	$(665)	$9,271

OVERALL INTEREST RATE RISK MANAGEMENT

      In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale and our investment in servicing-related assets, we perform extensive overall interest rate risk analyses. The primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is a net portfolio value (“NPV”) analysis that simulates the effects changes in interest rates have on the fair value of shareholders’ equity.

      The following table sets forth the NPV and change in NPV of the Bank that we estimate might result from a 100 basis point change in interest rates as of March 31, 2003 and December 31, 2002. IndyMac’s NPV

model has been built to focus on the Bank alone as the $109.5 million of assets at the Parent Company have relatively little interest rate risk exposure.

	March 31, 2003			December 31, 2002

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

	Fair	Decrease	Increase	Fair	Decrease	Increase
	Value	100 bps	100 bps	Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$130,237	$130,237	$130,237	$196,589	$196,589	$196,589
Mortgage-backed and U.S Treasury securities	1,607,399	1,588,035	1,613,818	2,292,250	2,301,966	2,270,640
Loans receivable	6,740,284	6,839,894	6,617,120	6,132,127	6,226,597	6,014,990
MSRs	343,544	258,998	413,588	299,215	226,834	365,046
Other assets	473,763	482,489	465,041	466,370	473,382	459,294
Derivatives	63,139	85,096	66,612	72,445	67,868	104,189

Total assets	$9,358,366	$9,384,749	$9,306,416	$9,458,996	$9,493,236	$9,410,748

Deposits	$3,522,817	$3,570,350	$3,476,769	$3,177,911	$3,217,410	$3,139,628
Advances from Federal Home Loan Bank	3,381,022	3,411,732	3,351,386	2,786,237	2,820,402	2,753,314
Borrowings	1,401,714	1,402,882	1,400,548	2,493,168	2,495,465	2,490,801
Other liabilities	145,028	145,143	144,915	140,853	140,897	140,741

Total liabilities	8,450,581	8,530,107	8,373,618	8,598,169	8,674,174	8,524,484
Shareholders’ equity (NPV)	$907,785	$854,642	$932,798	$860,827	$819,062	$886,264

% Change from base case		(5.85% )	2.76%		(4.85% )	2.95%

      The increase in the fair value of equity from March 31, 2003 to December 31, 2002 is primarily due to an increase in earnings in the first quarter of 2003. Additionally, the March 31, 2003 analysis indicates that the Bank is more asset sensitive and better positioned for rising rates. Significant changes include more sensitivity in the derivatives asset due to the nature of these financial instruments. It should be noted that this analysis does not reflect changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

      The assumptions inherent in our interest rate models include expected valuation changes in an instantaneous and parallel rate shock and assumptions as to the degree of correlation between our hedge positions and the hedged assets and liabilities. These assumptions may not accurately predict factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury, LIBOR/swap curve and mortgages. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios. These factors include, but are not limited to expected increases in income associated with the expected increase in production volume that could result from a decrease in interest rates and changes in the asset, liability and derivative mix during interest rate changes. Consequently, the preceding simulation should not be viewed as a forecast, as it is reasonable to expect that actual results will vary significantly from the analyses discussed above.

      The Company’s Board of Directors level and management level ALCOs monitor our hedging activities to determine whether the value of our hedge positions, their correlation to the balance sheet item being hedged, and the amounts being hedged, continue to provide adequate protection against interest rate risk. While there can be no assurances that our interest rate management strategies will be effective, we believe we have adequate internal controls to monitor and manage our interest rate risk within reasonable levels.

CREDIT RISK AND RESERVES

GENERAL

      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of March 31, 2003.

		Allowance
		for Loan	Total Reserves		Net Charge
		Losses/Credit	as a Percentage	Non-Performing	Offs Net
Type of Loan	Book Value	Discounts	of Book Value	Assets	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$2,517,901	$12,791	0.51%	$10,860	$1,166
Land and other mortgage	103,744	2,864	2.76%	2,732	—
Builder construction and income property	571,429	15,363	2.69%	8,541	—
Consumer construction	900,428	10,506	1.17%	12,670	149

Total core held for investment loans	4,093,502	41,524	1.01%	34,803	1,315
Discontinued product lines(1)	91,201	8,722	9.56%	9,529	2,300

Total held for investment portfolio	4,184,703	50,246	1.20%	44,332	3,615
Held for sale portfolio	2,618,423	7,559	0.29%	25,734	—

Total loans	$6,803,126	$57,805	0.85%	70,066	$3,615

Foreclosed assets
Core portfolios	25,655	$(303)
Discontinued product lines	2,216	(269)

Total foreclosed assets	27,871	$(572)

Total non-performing assets	$97,937

Total non-performing assets as a percentage of total assets	1.03%

(1)	Discontinued product lines include manufactured home loans, home improvement loans and warehouse lines of credit.

      The following tables provide additional comparative data on non-performing assets relative to the allowance for loan losses.

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$10,862	$24,820	$15,097
Land and other mortgage loans	2,730	9,794	8,376
Builder construction	8,541	17,703	9,275
Consumer construction	12,670	12,557	10,257

Total portfolio non-performing loans	34,803	64,874	43,005
Discontinued product lines	9,529	14,531	10,005

Total non-performing loans held for investment	44,332	79,405	53,010
Non-performing loans held for sale	25,734	25,081	10,626

Total non-performing loans	70,066	104,486	63,636
Foreclosed assets	27,871	16,133	36,526

Total non-performing assets	$97,937	$120,619	$100,162

Total non-performing assets to total assets	1.03%	1.68%	1.05%

Allowance for loan losses to non-performing loans held for investment	113%	72%	96%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$41,314	$41,771	$42,289
Provision for loan losses	1,525	2,176	4,251
Charge-offs net of recoveries
SFR mortgage loans	(1,166)	(772)	(1,867)
Land and other mortgage loans	—	—	(1,658)
Consumer construction	(149)	—	(90)
Builder construction	—	(973)	(1,611)

Charge-offs net of recoveries	(1,315)	(1,745)	(5,226)

Balance, end of period	41,524	42,202	41,314
Discontinued product lines
Balance, beginning of period	9,447	15,929	11,582
Provision for loan losses	1,575	2,010	1,450
Charge-offs net of recoveries	(2,300)	(3,239)	(3,585)

Balance, end of period	8,722	14,700	9,447

Total allowance for loan losses	$50,246	$56,902	$50,761

Net charge-offs to average loans	0.07%	0.13%	0.20%
Net charge-offs to quarterly production	0.05%	0.12%	0.13%
Core portfolio loans only:
Net charge-offs to average loans	0.02%	0.05%	0.12%
Net charge-offs to quarterly production	0.02%	0.04%	0.08%

      Total credit related reserves, including the allowance for loan losses and lower of cost or market valuations, were $57.8 million at March 31, 2003. Portfolio non-performing loans declined 19% from December 31, 2002, and the allowance for loan losses as a percentage of non-performing loans held for investment increased from 96% at December 31, 2002 to 113% at March 31, 2003. Overall, non-performing assets (“NPAs”) totaled $97.9 million, or 1.03% of total assets at March 31, 2003 compared to $100.2 million, or 1.05% of total assets at December 31, 2002. However, non-performing loans held for investment decreased while the non-performing loans held for sale increased. The decrease in non-performing loans held for investment is mainly due to the sale or liquidation of non-performing loans. The Company also sold $22.3 million of foreclosed assets during the quarter ended March 31, 2003. The increase in non-performing assets for loans held for sale portfolio is a result of exercising clean-up calls.

      The allowance for loan losses of $50.2 million for loans held for investment at March 31, 2003 represented 1.20% of total loans held for investment. This compares to an allowance for loan losses of $50.8 million, or 1.28% of total loans held for investment, at December 31, 2002. Net charge-offs decreased from 0.13% of average loans during the fourth quarter of 2002 to 0.07% during the first quarter of 2003.

      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at March 31, 2003 was $41.5 million or 1.0% of loan balance, comparable to 1.1% of total loan balance at December 31, 2002. Net charge-offs on these core portfolios during the first quarter of 2003 were $1.3 million, down from $5.2 million during the fourth quarter of 2002. The overall asset quality improved due to decreases in non-performing loans held-for-investment and disposition of foreclosed assets.

      With respect to our core portfolio loans held for investment, the decrease in non-performing loans was due to the liquidation of such loans through the Bank’s default management group, and in part, to the sale of non-performing loans acquired through clean-up calls during the first quarter of 2003. As master servicer for our various securitizations, we retain the right to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10%, of the original balance. When the fair value of loans remaining within a securitization exceeds the expected losses on nonperforming loans and the cost of exercise, we will typically exercise our option to call. We called a total of $420.3 million loans during the first quarter of 2003. A portion of the loans we acquired pursuant to clean-up calls was delinquent or non-performing and was sold before the end of the quarter. At March 31, 2003, non-performing assets acquired through clean-up calls amounted to $16.8 million. The non-performing loans from clean-up calls are primarily classified as loans held for sale at March 31, 2003. We anticipate that approximately $600 million in loans will be eligible for clean-up calls during the remainder of 2003. Therefore, it is possible that the absolute levels of non-performing loans held by us may increase temporarily between the time of the call exercise and the disposition of these loans.

      With respect to IndyMac’s non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $2.3 million during the first quarter of 2003, down from the $3.6 million of charge-offs on these portfolios during the fourth quarter of 2002. After provision for losses of $1.6 million, the allowance for loan losses was $8.7 million, or 9.6% of the remaining principal balance of such liquidating portfolios, comparable to the 9.7% reserve coverage at December 31, 2002.

      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines which consists primarily of manufactured housing loans and home improvement loans.

      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of our allowance for loan losses is also subject to review by our federal regulators, the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). These agencies may require that our allowance for loan losses be increased based on their evaluation of the information available to them at the time of their examination of the Bank. The most recent OTS and FDIC examinations of IndyMac Bank were completed during the third quarter of 2002. No adjustment to the allowance for loan losses was recommended by the OTS or FDIC.

      With respect to mortgage loans held for sale, IndyMac does not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the lower of cost or market valuation for these loans. The discount credit reserve on loans held for sale totaled $7.6 million at March 31, 2003. The increase in non-performing loans held for sale was largely due to the delinquent loans acquired as part of the clean-up calls exercised by the Company during the first quarter 2003. Therefore, the increase in non-performing loans is not related to our core lending portfolios and is expected to be temporary until the disposition of these loans.

SECONDARY MARKET RESERVE

      We do not sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that are not in conformity with the representations and warranties we make at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential systemic issues that could cause repurchases. We believe that these efforts have improved our production quality; however, increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since inception in 1993, the Company has repurchased only a very small amount of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of

IndyMac’s diversification of its loan sale channels to whole loan and GSE sales. While sales through these channels generate enhanced cash flows, they tend to have a greater level of representation and warranty risk. The following table shows the amount of loans we have repurchased from each distribution channel, since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$65.8	$40,565	0.16%
Securitization trusts	7.4	39,805	0.02%

Total	$73.2	$80,370	0.09%

      The Company maintains a secondary market reserve for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. This reserve, which totaled $27.1 million at March 31, 2003, has two components: a reserve for repurchases arising from representation and warranty claims, and a reserve for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the secondary market reserve during the three months ended March 31, 2003.

(Dollars in
thousands)

Balance, January 1, 2003	$28,170
Additions/ provisions	3,724
Claims reimbursement and estimated discounts on loans held for sale/ charge-offs	(4,786)

Balance, March 31, 2003	$27,108

      The reserve level is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserve is adequate. The Company will continue to evaluate the adequacy of this reserve and may continue to allocate a portion of its gain on sale proceeds to the reserve going forward. The entire balance of the secondary market reserve is included on the consolidated balance sheets as a component of other liabilities.

OPERATING EXPENSES

      A summary of operating expenses follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Salaries and related	$53,094	$49,535	$53,344
Premises and equipment	8,306	6,853	8,215
Loan purchase costs	7,058	4,626	7,055
Professional services	4,610	4,794	6,784
Data processing	6,764	4,562	5,581
Office	5,260	3,933	5,125
Advertising and promotion	6,064	2,610	4,485
Operations and sale of foreclosed assets	956	(9)	1,052
Other	3,546	2,650	3,166

	$95,658	$79,554	$94,807

      General and administrative expenses, including salaries, increased during the three months ended March 31, 2003 to $95.7 million, compared to $79.6 million during the same period in 2002, as the Company has continued to build new product lines and channels and infrastructure and to open new locations to support its projected continued growth in its operations. This is evident in the 34.9% increase in the Company’s average full-time equivalent employees from 2,435 for the three months ended March 31, 2002 to 3,286 for the three months ended March 31, 2003. The Company has also made investments to (1) enhance its quality controls and compliance structure to ensure continued improvement in asset quality and support the growth of higher margin products; (2) strengthen its technology platform; (3) expand its sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and improve its conversion of loan submissions to fundings; and (4) enhance its customer service response performance.

DIVIDEND POLICY

      IndyMac intends to pay an annual dividend of $0.40 per share in 2003 in quarterly increments of $0.10 per share, subject to the Board’s continuing review of IndyMac’s results of operations and capital requirements, market conditions and other relevant factors in future periods.

      Accordingly, on April 29, 2003, IndyMac Bancorp’s Board of Directors declared a cash dividend of $0.10 per share, payable June 19, 2003 to shareholders of record on May 15, 2003. The dividend represents a payout ratio of approximately 14.9%.

FUTURE OUTLOOK

      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last twenty years and is projected, based on economic demographics, to continue this level of growth over the next decade. At this rate, mortgage debt outstanding roughly doubles every decade. Since the inception of its operating business plan 10 years ago in January 1993 IndyMac has grown earnings at a compounded annual growth rate of 40% and EPS at a compounded annual growth rate of 28%. We believe, as a result of our business model, employees, current market share, capital strength and historic performance, that we can achieve growth at approximately two times the industry rate, or approximately 15% over the intermediate term. Our results are nonetheless subject to a variety of factors that are not within our control, including those referred to under “Forward-Looking Statements,” elsewhere in this report and in our annual, quarterly and other reports filed with the Securities and Exchange Commission.

      For 2003, the Company expects that earnings per share will grow 10% to 15% compared to 2002. However, the mortgage banking industry is cyclical in nature and can fluctuate materially on a near term basis. The Company’s EPS range for 2003 incorporates the current forecast by the Mortgage Bankers Association of America for a 4% increase in mortgage industry production in 2003. The environment of historically low interest rates over the past two years has been very favorable for mortgage bankers such as IndyMac. It is possible that as the industry transitions to a higher interest rate environment, the Company could see lower levels of growth, or even a reduction in earnings per share, given the volatility of the industry. The Company expects, however, that its annual growth rate will normalize at around 15% over the intermediate term.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      At March 31, 2003, we had operating liquidity of $926.8 million, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, mortgage-backed securities and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank, borrowings and retained earnings. The sources used vary depending on such factors as rates paid, maturities and the impact on our capital.

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended March 31, 2003, we sold our loans through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. If any of our sales channels were disrupted, our liquidity could be negatively impacted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.

Deposits/ Retail Bank

      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 10 branches in Southern California, telebanking, and Internet channels. Through our Web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information and pay their bills conveniently from any computer terminal.

      Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit and individual retirement accounts.

      The following table sets forth the balance of deposits, by deposit category, as of the following period ends.

	March 31, 2003		March 31, 2002		December 31, 2002

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Noninterest-bearing checking	$40,221	1%	$34,956	1%	$38,430	1%
Interest-bearing checking	42,068	1%	35,204	1%	37,867	1%
Savings	932,141	27%	495,649	16%	635,608	20%
Custodial accounts	557,041	16%	227,844	7%	497,462	16%

Total core deposits	1,571,471	45%	793,653	25%	1,209,367	38%
Certificates of deposit	1,904,710	55%	2,320,296	75%	1,931,135	62%

Total deposits	$3,476,181	100%	$3,113,949	100%	$3,140,502	100%

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	March 31, 2003		March 31, 2002		December 31, 2002

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$1,402,724	40%	$1,296,837	42%	$1,297,668	41%
Telebanking	478,338	14%	660,797	21%	489,977	16%
Internet	398,242	12%	407,180	13%	338,830	11%
Money desk	639,836	18%	521,291	17%	516,565	16%
Custodial	557,041	16%	227,844	7%	497,462	16%

Total deposits	$3,476,181	100%	$3,113,949	100%	$3,140,502	100%

      Included in deposits at March 31, 2003 and December 31, 2002 were non-interest bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $557.0 million and $497.5 million, respectively.

Advances from Federal Home Loan Bank

      The Federal Home Loan Bank system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, Agency and AAA-rated mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, the Bank is approved for collateralized advances of up to $3.8 billion, of which $3.3 billion were outstanding at March 31, 2003. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp stock under its share repurchase program.

Other Borrowings

      Other borrowings consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase. Total other borrowings decreased to $1.4 billion at March 31, 2003, from $2.5 billion at December 31, 2002. The decrease of $1.1 billion was the result of using funds generated from sales of loans and securities, an increase in FHLB advances and an increase in savings deposits, instead of borrowings to fund mortgage loans originated during the three months ended March 31, 2003.

      At March 31, 2003, we had $2.9 billion in committed financing facilities, of which $953.8 million was utilized and $730.2 million was available to use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. Due to the availability of deposits and FHLB advances, we are reducing our committed financing facilities in order to reduce the amount of commitment fees we pay.

PRINCIPAL USES OF CASH

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities.

      As a financial institution, the lending and borrowing functions are integral parts of our business. When evaluating our sources and uses of cash, we consider cash used to grow our investments, and the borrowings used to finance those investments, separately from the Company’s operating cash flows. Our most significant use of cash is for the acquisition of mortgage loans and securities. In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), purchases of loans held for sale and trading securities, net of sales of such loans and securities, are required to be included in our consolidated statements of cash flows (see page 46) as a component of net cash used in operating activities, whereas the borrowings used to fund a substantial portion of such loan and securities purchases are required to be recorded in our cash flow statements as a component of net cash provided by financing activities. The amounts of net purchases of loans held for sale and trading securities included as components of net cash (used in)/ provided by operating activities totaled $(131.0) million during the first quarter of 2003 and $477.4 billion during the first quarter of 2002. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash (used in)/ provided by the Company’s operating activities totaled $53.3 million and $(17.9) million for the quarters ended March 31, 2003 and 2002, respectively.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss was $(19.8) million at March 31, 2003, compared to ($17.7) million at December 31, 2002. This change was a result of: (1) the decline in value of securities classified as available for sale, and; (2) the decline in fair value of certain interest rate swaps designated as cash flow hedges of floating rate borrowings and does not include related increases in the fair value of loans held for investment that are funded by borrowings that are hedged by these interest rate swaps. Accumulated Other Comprehensive Loss is not a component of the determination of regulatory capital.

REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that the Bank hold Tier 1 (core) capital of at least 8% of adjusted assets for three years following the consummation of the transaction and maintain a risk-based capital position of at least 10% of risk-weighted assets. Additionally, Tier 1 risk-based capital (core capital minus the deduction for low-level recourse and residual interests) must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations and also meets the additional requirements of the OTS approval condition.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. The OTS has accepted the Bank’s approach to conform to this guidance, which is based on the secondary market and rating agency securitization models. We segment the subprime loans into categories based on quantifiable, increasing risk levels. Category I includes all subprime loans with 1.0% to 1.5% estimated lifetime loss; Category II includes all subprime loans with 1.5% to 2.0% estimated lifetime loss; and Category III includes all subprime loans with greater than 2.0% estimated lifetime loss. These categories are risk-weighted for capital purposes at 150%, 200% and 300% of the standard risk weighting for the asset type, respectively. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. The levels and balances within each level were as follows at March 31, 2003:

		Multiple of
	03/31/03	Standard Risk	Risk-Based
	Balance	Weighting	Capital %

	(Dollars in thousands)
Category I	$298,125	1.5	10%
Category II	76,894	2.0	12%
Category III	196,187	3.0	22%

Total subprime	$571,206		15%

      As of March 31, 2003, $347.9 million or 60.9% of our subprime loans are held for sale as calculated for regulatory reporting purposes.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at March 31, 2003. Because not all institutions have uniformly implemented the new subprime guidance, it is possible that IndyMac’s risk-based capital ratios will not be comparable to other institutions. The impact of the additional risk weighting criteria had the effect of reducing IndyMac’s risk-based capital by 107 basis points as noted in the table below.

				IndyMac
				Required Capital
	As Reported	Adjusted for		First 3 Years
	Pre-Subprime	Additional Subprime	Well-Capitalized	(through
	Risk-Weighting	Risk-Weighting	Minimum	June 30, 2003)

Capital Ratios:
Tangible	9.14%	9.14%	2.00%	2.00%
Tier 1 core	9.14%	9.14%	5.00%	8.00%
Tier 1 risk-based	14.12%	13.10%	6.00%	6.00%
Total risk-based	14.83%	13.76%	10.00%	10.00%

      The ratios above do not include $38.5 million of unencumbered cash at IndyMac Bancorp that is available for contribution to the Bank’s regulatory capital. Including the excess capital held by the Bank and such cash, we had $145.3 million of total excess capital at March 31, 2003. Excess capital would increase to $267.7 million using the well-capitalized minimums that we will be subject to upon the expiration of our capital requirement on June 30, 2003 described above.

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

KEY OPERATING RISKS

      Like all businesses, we assume a certain amount of risk in order to earn returns on our capital. The following is a summary discussion of key operating risks. For further information on these and other key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

INTEREST RATE RISK

      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our financial position and results of operations may be materially affected by changes in interest rates in various ways. While we have devised and implemented a comprehensive asset/ liability management strategy that seeks, on an economic and an accounting basis, to mitigate significant fluctuations in our financial position and results of operations likely to be caused by market interest rate changes, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist among different types of instruments) or its implementation will be successful in any particular interest rate environment.

VALUATION RISK

      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of third party market quotations or sale information to value such assets. The assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 6% of total assets and 67% of total equity at March 31, 2003. The fair value of these assets could vary significantly as market conditions change.

CREDIT RISK

      A significant portion of our Investment Portfolio consists of prime residential SFR loans held for investment, and non-investment grade securities and residuals collateralized by mortgage loans. We also provide construction lending to consumers and developers to build residential properties which have a higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At March 31, 2003, the book value of these non-core portfolios was $82.5 million, net of reserves.

      We also sell loans to GSEs, to outside investors, and to securitization trusts. In these instances, we are subject to repurchase risk in the event of breaches of representations or warranties we make in connection with the loan sales. While we have established what we believe to be adequate secondary marketing reserves, there can be no guarantee that the amount reserved is sufficient to cover all potential losses resulting from such repurchases.

LIQUIDITY RISK/ ACCESS TO CAPITAL MARKETS

      We finance a substantial portion of our assets through consumer deposits insured by the FDIC and through borrowings from the FHLB. We also obtain financing from investment and commercial banks. There is no guarantee that these sources of funds will continue to be available to us, or that our borrowings can be refinanced upon maturity, although we are not aware of any trends, events or uncertainties that we believe are reasonably likely to cause a decrease in our liquidity from these sources.

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

GOVERNMENT REGULATION AND MONETARY POLICY

      The banking industry in general is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation, supervision, and examination by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS and the FDIC are the primary federal regulatory agencies for us and our affiliated entities. In addition to their regulatory powers, these two agencies also have significant enforcement authority that they can use to address unsafe and unsound banking practices, violations of laws, and capital and operational deficiencies. Accordingly, the actions of those governmental authorities responsible for regulatory, fiscal and monetary affairs can have a significant impact on the activities of financial services firms such as ours. Our operations are also subject to regulation at the state level, including a variety of consumer protection provisions. Banking institutions are further affected by the various monetary and fiscal policies of the U.S. government, which can influence financial regulatory actions.

COMPETITION

      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to mortgage-backed securities issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be less than 1%. A number of our competitors have significantly larger market share and financial resources. While we believe our small market share creates opportunities for growth, there is no assurance that we can effectively compete with these entities in the future.

      The GSEs have made and we believe will continue to make significant technological and economic advances to broaden their customer bases. When the GSEs contract or expand, there are both positive and negative impacts on our mortgage banking lending operations. As GSEs expand, additional liquidity is brought to the market, and loan products can be resold more quickly. Conversely, expanding GSEs increase competition for loans, which may reduce profit margins on loan sales. We seek to address these competitive pressures by making a strong effort to maximize our use of technology, by diversifying into other residential mortgage products that are less affected by GSEs, and by operating in a more cost-effective manner than our competitors. There can be no assurance that these efforts will be successful.

      The primary competition for our Mortgage Banking Group comes from banks and other financial institutions and mortgage companies. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.

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

CRITICAL ACCOUNTING POLICIES

      Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies, that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of our financial statements. These policies relate to (a) the valuation of AAA-rated and agency interest-only securities; (b) the valuation of MSRs; (c) the valuation of non-investment grade securities and residuals; (d) the methodology for determining our allowance for loan losses; and (e) the valuation of our secondary market reserve. Management discusses these critical accounting policies and related judgments with IndyMac’s audit committee and external auditors on a quarterly basis. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on the Company’s critical accounting policies, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      See “Overall Interest Rate Risk Management” above for quantitative and qualitative disclosure about market risk on page 27.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$130,409	$196,720
Securities classified as trading ($100.0 million and $472.0 million pledged as collateral for repurchase agreements at March 31, 2003 and December 31, 2002, respectively)	249,378	765,883
Mortgage-backed securities available for sale, amortized cost of $1.4 billion and $1.6 billion at March 31, 2003 and December 31, 2002, respectively ($1.3 billion and $974.2 million pledged as collateral for repurchase agreements at March 31, 2003 and December 31, 2002, respectively)	1,384,481	1,573,210
Loans receivable:
Loans held for sale
Prime	2,062,294	1,939,780
Subprime	450,902	213,405
Consumer lot loans	97,668	74,498

Total loans held for sale	2,610,864	2,227,683
Loans held for investment
SFR mortgage	2,218,100	2,096,517
Land and other mortgage	103,744	130,454
Builder construction	508,604	482,408
Consumer construction	900,428	875,335
Income property	62,825	64,053
HELOC	391,002	312,881
Allowance for loan losses	(50,246)	(50,761)

Total loans held for investment	4,134,457	3,910,887

Total loans receivable ($1.7 billion pledged as collateral for repurchase agreements at both March 31, 2003 and December 31, 2002)	6,745,321	6,138,570
Mortgage servicing rights	343,544	300,539
Investment in Federal Home Loan Bank stock, at cost	192,833	155,443
Interest receivable	41,473	47,089
Goodwill and other intangible assets	34,318	34,549
Foreclosed assets	27,871	36,526
Other assets	326,964	325,925

Total assets	$9,476,592	$9,574,454

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$3,476,181	$3,140,502
Advances from Federal Home Loan Bank	3,322,771	2,721,783
Other borrowings	1,402,134	2,491,715
Trust preferred securities	116,957	116,819
Other liabilities	275,766	253,670

Total liabilities	8,593,809	8,724,489
Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 84,343,263 shares (55,191,490 outstanding) at March 31, 2003 and issued 83,312,516 shares (54,829,486 outstanding) at December 31, 2002	843	840
Additional paid-in-capital	1,011,763	1,007,936
Accumulated other comprehensive loss	(19,780)	(17,747)
Retained earnings	409,134	377,707
Treasury stock, 29,151,773 shares and 29,130,061 shares at March 31, 2003 and December 31, 2002, respectively	(519,177)	(518,771)

Total shareholders’ equity	882,783	849,965

Total liabilities and shareholders’ equity	$9,476,592	$9,574,454

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months
	Ended March 31,

	2003	2002

	(Unaudited)
	(Dollars in thousands,
	except per share data)
Interest income
Mortgage-backed and other securities	$20,961	$28,882
Loans held for sale
Prime	37,425	33,327
Subprime	6,243	3,416
Consumer lot loans	1,533	—

Total loans held for sale	45,201	36,743
Loans held for investment
SFR mortgage	29,514	26,732
Land and other mortgage	2,301	2,862
Builder construction	8,601	10,293
Consumer construction	14,396	13,977
Income property	1,119	1,106
HELOC	4,147	1,305

Total loans held for investment	60,078	56,275
Other	1,957	1,782

Total interest income	128,197	123,682
Interest expense
Deposits	21,687	31,308
Advances from Federal Home Loan Bank	25,558	24,389
Trust preferred securities	2,763	2,756
Borrowings	15,164	11,475

Total interest expense	65,172	69,928

Net interest income	63,025	53,754
Provision for loan losses	3,100	4,186

Net interest income after provision for loan losses	59,925	49,568
Other income
Gain on sale of loans	83,784	77,466
Service fee income	2,383	7,822
Loss on mortgage-backed securities, net	(6,910)	(6,988)
Fee and other income	17,727	13,609

Total other income	96,984	91,909

Net revenues	156,909	141,477
Other expense
Operating expenses	95,658	79,554
Amortization of other intangible assets	231	299

Total other expense	95,889	79,853

Earnings before provision for income taxes	61,020	61,624
Provision for income taxes	24,103	25,605

Net earnings	$36,917	$36,019

Earnings per share
Basic	$0.67	$0.60
Diluted	$0.66	$0.58
Weighted average shares outstanding
Basic	54,827	60,228
Diluted	55,979	62,043
Dividend Declared per Share	$0.10	—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-In-	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2001	60,366,266	$833	$996,649	$570	$234,314	$—	$(387,228)	$845,138
Common stock options exercised	161,224	2	3,172	—	—	—	—	3,174
Directors’ and officers’ notes receivable	—	—	18	—	—	—	—	18
Deferred compensation, restricted stock	11,526	—	404	—	—	—	—	404
Net loss on mortgage securities available for sale	—	—	—	(2,995)	—	(2,995)	—	(2,995)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	2,593	—	2,593	—	2,593
Dividend reinvestment plan	599	—	15	—	—	—	—	15
Purchases of common stock	(8,665)	—	—	—	—	—	(205)	(205)
Net earnings	—	—	—	—	36,019	$36,019	—	36,019

Total comprehensive income	—	—	—	—	—	$35,617	—	—

Balance at March 31, 2002	60,530,950	$835	$1,000,258	$168	$270,333		$(387,433)	$884,161

Balance at December 31, 2002	54,829,486	$840	$1,007,936	$(17,747)	$377,707	$—	$(518,771)	$849,965
Common stock options exercised	222,020	3	3,313	—	—	—	—	3,316
Directors’ and officers’ notes receivable	—	—	25	—	—	—	—	25
Deferred compensation, restricted stock	161,696	—	489	—	—	—	—	489
Net loss on mortgage securities available for sale	—	—	—	(558)	—	(558)	—	(558)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(1,475)	—	(1,475)	—	(1,475)
Dividend reinvestment plan	—	—	—	—	—	—	—
Purchases of common stock	(21,712)	—	—	—	—	—	(406)	(406)
Cash dividends	—	—	—	—	(5,490)	—	—	(5,490)
Net earnings	—	—	—	—	36,917	$36,917	—	—

Total comprehensive income	—	—	—	—	—	$34,844	—	—

Balance at March 31, 2003	55,191,490	$843	$1,011,763	$(19,780)	$409,134		$(519,177)	$882,783

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$36,917	$36,019
Adjustments to reconcile net earnings to net cash used in operating activities:
Total amortization and depreciation	51,005	14,748
Gain on sale of loans	(83,784)	(77,466)
Loss on mortgage-backed securities, net	6,910	6,988
Provision for loan losses	3,100	4,186
Net decrease in other assets and liabilities	39,187	33,419

Net cash provided by operating activities before activity for trading securities and held for sale loans	53,335	17,894
Net sales (purchases) of trading securities	527,366	(117,438)
Net (purchases) sales of loans held for sale	(658,369)	594,873

Net cash (used in) provided by operating activities	(77,668)	495,329

Cash flows from investing activities:
Net sales of and payments from loans held for investment	24,900	153,648
Net purchases (sales) of mortgage securities available for sale	184,193	(41,609)
Net increase in investment in Federal Home Loan Bank stock, at cost	(37,390)	(5,713)
Net purchases of property, plant and equipment	(5,096)	(13,173)

Net cash provided by investing activities	166,607	93,153

Cash flows from financing activities:
Net increase (decrease) in deposits	335,679	(124,921)
Net increase in advances from Federal Home Loan Bank	600,914	81,266
Net decrease in borrowings	(1,089,776)	(317,883)
Net proceeds from issuance of common stock and exercise of stock options	3,829	3,611
Cash dividends paid	(5,490)	—
Purchases of common stock	(406)	(205)

Net cash used in financing activities	(155,250)	(358,132)

Net (decrease) increase in cash and cash equivalents	(66,311)	230,350
Cash and cash equivalents at beginning of period	196,720	153,295

Cash and cash equivalents at end of period	$130,409	$383,645

Supplemental cash flow information:
Cash paid for interest	$63,639	$64,933

Cash paid for income taxes	$1,061	$566

Supplemental disclosure of noncash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$261,833	$148,546

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
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

      The consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank®, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 — Securities

      The following table details our securities classified as trading and mortgage-backed securities available for sale as of March 31, 2003 and December 31, 2002, respectively.

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Securities Classified as Trading:
AAA-rated and agency interest-only securities	156,212	187,060
AAA-rated principal-only securities	3,295	79,554
U.S. Treasury securities	—	282,219
AAA-rated non-agency securities	—	101,185
AAA-rated agency securities	—	25,055
Other investment grade securities	9,067	9,114
Other non-investment grade securities	2,806	2,956
Non-investment grade residual securities	77,998	78,740

Total	249,378	765,883

Mortgage-backed Securities Available for Sale:
AAA-rated non-agency securities	1,253,963	1,406,321
AAA-rated agency securities	86,013	123,269
Other investment grade securities	37,959	39,258
Other non-investment grade securities	6,546	4,362

Total	1,384,481	1,573,210

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Segment Reporting

      IndyMac operates through its three main segments: IndyMac Mortgage Bank, IndyMac Consumer Bank and the Investment Portfolio Group. IndyMac Mortgage Bank is centered on providing consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. Loans produced by IndyMac Mortgage Bank and IndyMac Consumer Bank are then securitized through the issuance of mortgage-backed securities, sold to government-sponsored enterprises, resold in bulk whole loan sales to investors, or transferred to and retained by our Investment Portfolio Group. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential mortgages, mortgage-backed securities and mortgage servicing rights, it serves a critical support function for IndyMac’s mortgage lending operations.

      Prior to 2003, we managed our business through only two operating segments: Mortgage Banking and Investment Portfolio. Previously, our consumer mortgage loan production business units were included with Mortgage Banking, and our consumer banking operations were included as overhead to the Company, or “Other.” Segment information for 2002, including a change in the allocation method of interest expense to the operating segments, has been adjusted to conform to the current method of segment disclosure.

      The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a match-funded transfer pricing system to allocate net interest income to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives, repricing frequencies and financing liquidities of the segment’s assets. Deposits receive a funding credit using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Other. Also included in the Other are unallocated corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items.

      Segment information for the three months ended March 31, 2003 and 2002 was as follows:

	IndyMac	IndyMac	Investment
	Mortgage	Consumer	Portfolio
	Bank	Bank	Group	Other	Consolidated

	(Dollars in thousands)
Three months ended March 31, 2003
Net interest income (expense)	$43,751	$10,411	$19,085	$(10,222)	$63,025
Net revenues (loss)	116,499	37,703	20,292	(17,585)	156,909
Net earnings (loss)	45,531	9,843	6,499	(24,956)	36,917
Assets as of March 31, 2003	$3,475,689	$921,996	$4,724,596	$354,311	$9,476,592
Three months ended March 31, 2002
Net interest income (expense)	$43,008	$8,525	$20,210	$(17,989)	$53,754
Net revenues (loss)	114,950	26,014	20,984	(20,471)	141,477
Net earnings (loss)	45,799	5,611	7,273	(22,664)	36,019
Assets as of March 31, 2002	$2,823,225	$376,834	$3,455,356	$511,854	$7,167,269

Note 4 — Stock-Based Compensation

      We have two stock incentive plans, the 2002 Incentive Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(including officers and directors). Awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

      As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands,
	except per share data)
Net Earnings
As reported	$36,917	$36,019
Stock-based compensation expense	(5,010)	(4,009)
Tax effect	1,979	1,584

Pro forma	$33,886	$33,594

Basic Earnings Per Share
As reported	$0.67	$0.60
Pro forma	$0.62	$0.56
Diluted Earnings Per Share
As reported	$0.66	$0.58
Pro forma	$0.61	$0.54

      In addition, during the three months ended March 31, 2003 and 2002, we recognized compensation expense of $489 thousand ($296 thousand, net of taxes) and $404 thousand ($236 thousand, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

ITEM 4.     CONTROLS AND PROCEDURES

      As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company filed a report on Form 8-K on January 8, 2003. Items included: Item 5. Other Events regarding the Stock Purchase Plan.

      The Company filed a report on Form 8-K on January 29, 2003. Items included: Item 5. Other Events regarding Fourth Quarter 2002 Earnings.

      The Company furnished a report on Form 8-K on February 11, 2003. Items included: Item 9. Regulation FD Disclosure regarding Retirement of Chairman.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on April 30, 2003 for the three months ended March 31, 2003.

INDYMAC BANCORP, INC.

By:	/s/ MICHAEL W. PERRY

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ SCOTT KEYS

Scott Keys
Executive Vice President and
Executive Vice President
and Chief Financial Officer

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 30, 2003

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 30, 2003