Form 10-Q
period 2003-06-30
INDYMAC BANCORP INC
filed 2003-08-01
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

(800) 669-2300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Common stock outstanding as of July 25, 2003: 55,515,347 shares

FORWARD-LOOKING STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HIGHLIGHTS FOR THE QUARTER
OVERALL RESULTS
OUR BUSINESS
MORTGAGE BANKING ACTIVITIES
Loan Production
Mortgage Production by Division and Channel
INVESTING ACTIVITIES
Investment Portfolio Group
Construction Lending
HELOC Portfolio
NET INTEREST INCOME
OVERALL INTEREST RATE RISK MANAGEMENT
CREDIT RISK AND RESERVES
GENERAL
SECONDARY MARKET RESERVES
OPERATING EXPENSES
DIVIDEND POLICY
FUTURE OUTLOOK
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
PRINCIPAL SOURCES OF CASH
PRINCIPAL USES OF CASH
ACCUMULATED OTHER COMPREHENSIVE LOSS
REGULATORY CAPITAL REQUIREMENTS
KEY OPERATING RISKS
INTEREST RATE RISK
VALUATION RISK
CREDIT RISK
LIQUIDITY RISK/ACCESS TO CAPITAL MARKETS
GOVERNMENT REGULATION AND MONETARY POLICY
COMPETITION
OTHER RISKS
CRITICAL ACCOUNTING POLICIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1

FORM 10-Q QUARTERLY REPORT

For the Period Ended June 30, 2003

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our projected financial condition and results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties that could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to “Key Operating Risks” at page 44 and IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

      References to “IndyMac Bancorp” or “the Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three and six months ended June 30, 2003.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER

      Highlights for the three and six months ended June 30, 2003 were as follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2003	2002	2003	2003	2002

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$61	$46	$60	$121	$95
Gain on sale of loans	102	71	84	186	149
Other income	11	22	13	24	36
Net revenues	173	139	157	330	280
Operating expenses	105	81	96	200	160
Net earnings	$41	$35	$37	$78	$71
Per Share Data
Basic earnings per share	$0.75	$0.58	$0.67	$1.43	$1.17
Diluted earnings per share	0.73	0.56	0.66	1.39	1.14
Dividends declared per share	0.10	0.00	0.10	0.20	0.00
Book value per share at end of quarter	16.48	15.06	15.99	16.48	15.06
Closing price per share	$25.42	$22.68	$19.45	$25.42	$22.68
Average Common Shares (in thousands)
Basic	55,015	60,050	54,827	54,922	60,139
Diluted	56,711	61,763	55,979	56,345	61,903
Performance Ratios
Return on average equity (annualized)	18.34%	15.74%	17.20%	17.79%	16.31%
Return on average assets (annualized)	1.52%	1.93%	1.49%	1.51%	1.94%
Dividend payout ratio(1)	13.70%	0.00%	15.15%	14.39%	0.00%
Net interest income to pretax income	98.74%	85.25%	103.29%	100.88%	86.27%
Average cost of funds	2.94%	4.47%	3.20%	3.07%	4.55%
Net interest margin	2.73%	3.04%	2.80%	2.76%	3.13%
Efficiency ratio(2)	58%	57%	60%	59%	56%
Capital to net revenue ratio(3)	1.25%	1.55%	1.36%	1.30%	1.52%

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2003	2002	2003	2003	2002

	(Dollars in millions, except per share data)
Performance Ratios, Continued
Capital adjusted efficiency ratio(4)	73%	88%	81%	77%	85%
Operating expenses to loan production	1.28%	1.68%	1.45%	1.36%	1.78%
Balance Sheet and Asset Quality Ratios
Debt to equity ratio(5)	10.7:1	7.3:1	9.7:1	10.7:1	7.3:1
Core capital ratio(6)	8.53%	10.26%	9.14%	8.53%	10.26%
Risk-based capital ratio(6)	14.46%	16.09%	14.83%	14.46%	16.09%
Non-performing assets to total assets	0.88%	1.32%	1.03%	0.88%	1.32%
Allowance for loan losses to total loans held for investment	1.09%	1.87%	1.20%	1.09%	1.87%
Allowance for loan losses and other reserves to non-performing loans	97%	77%	83%	97%	77%
Allowance for loan losses to annualized net charge-offs	176%	305%	347%	233%	284%
Provision for loan losses to net charge-offs	97.1%	82.3%	85.8%	93.3%	83.2%
Provision to net charge-offs (core loan portfolio)(7)	119.7%	198.3%	115.9%	118.8%	152.7%
Other Selected Items
Loans serviced(8)	$32,974	$25,789	$30,944	$32,974	$25,789
Loan production(9)	8,193	4,790	6,585	14,778	8,992
Pipeline of mortgage loans in process	6,929	3,722	6,044	6,929	3,722
Loans sold	$6,336	$3,707	$5,524	$11,860	$7,973

(1)	Dividends declared per common share as a percentage of diluted earnings per share.

(2)	Defined as operating expenses divided by net interest income and other income.

(3)	Average equity divided by net interest income and other income.

(4)	Efficiency ratio multiplied by the capital to net revenue ratio.

(5)	Debt includes deposits.

(6)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk based capital ratio is based on the regulatory standard risk weighting. With IndyMac’s additional subprime risk weightings, the ratios are 13.22%, 15.10% and 13.76% for the three months ended June 30, 2003, June 30, 2002 and March 31, 2003, respectively.

(7)	Represents the total loan portfolio excluding amounts of loans from discontinued product lines.

(8)	Represents entire servicing portfolio including IndyMac owned loans and loans subserviced for others on an interim basis.

(9)	Includes newly originated commitments on construction loans.

OVERALL RESULTS

      IndyMac’s overall results for the quarter ended June 30, 2003 were characterized by record high production of mortgage loans, high volume of loan sales and strong earnings. IndyMac increased its loan production by 71% in the second quarter of 2003 over the second quarter of 2002. IndyMac’s loan sales also increased significantly by 71%. Partially offsetting the strong financial results in our mortgage banking activities, the earnings related to our servicing-related assets declined due to the increased levels of prepayment activity, which resulted from interest rates at 45-year lows creating an environment of record refinancing of mortgage loans throughout the industry. IndyMac’s operating expenses increased by 30% from the second quarter of 2002 as a direct result of the growth in our mortgage loan production. The ratio of operating expenses to loan production of 1.28% reflects significant improvement in cost efficiency relative to the 1.68% ratio during the second quarter of 2002, due to our lower fixed cost structure platform and scalability of operations. Overall net earnings for the quarter increased $7 million over the second quarter of 2002, resulting in earnings per share (“EPS”) growth of 30%.

      “IndyMac’s performance this year continues to be outstanding, with strong growth in production and mortgage banking revenues partially offset, by design, with lower returns in our investing activities. We have continued to invest in mortgage loans, mortgage servicing rights and mortgage-backed securities to enhance the diversification and consistency of our revenue streams. In light of the recent significant increase in long-term Treasury and mortgage rates, the industry appears to be in for an abrupt return to a more normal purchase-dominated mortgage market. Given that the majority of our capital is devoted to investment portfolio activities as opposed to mortgage origination activities and we currently have $259 million of excess capital, we believe we are reasonably well positioned for this likely challenging transition,” commented Mr. Michael W. Perry, IndyMac’s Chairman and Chief Executive Officer. “While recent interest rate volatility makes earnings forecasting more difficult, we expect that earnings per share for the full year 2003 will range from $2.70 to $2.80 per share, reflecting growth of 12% to 16% over 2002,” concluded Mr. Perry.

OUR BUSINESS

      IndyMac is structured to achieve synergies among its operations and to enhance customer service. Operating through its three main segments, IndyMac Mortgage Bank, IndyMac Consumer Bank and the Investment Portfolio Group, the common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channels in which each operates. IndyMac Mortgage Bank is focused on providing consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, community financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential (“SFR”) mortgages, mortgage-backed securities and mortgage servicing rights (“MSRs”), the Investment Portfolio Group is a core unit of the Bank and it provides critical support to IndyMac’s mortgage lending operations.

      While our segments are structured to achieve synergies with our varying customer base and marketing strategies, our operating activities primarily consist of two broad categories: mortgage banking activities and investing activities. Both of these activities are performed to varying degrees by each of our main segments as shown in the tables that follow. Mortgage banking activities are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking activities include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investing activities tend to provide a source of revenues which is generally counter-cyclical to mortgage banking revenues, comprised primarily of net interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of mortgage loans and HELOC loans held for investment and mortgage servicing to achieve greater balance between its mortgage banking activities and its core investing activities. Over the long-term, we believe that our investing activities stabilize IndyMac’s core income. In addition to its revenue contribution, the Investment Portfolio Group performs the mortgage servicing function, which includes default management. The mortgage servicing function creates added opportunities to retain customers when the interest rate environment makes it attractive for them to refinance and cross-market customers with other Company products. Default management, which includes the processes of collections, foreclosures, bankruptcies, claims, and foreclosed assets management, enables IndyMac to proactively manage its credit risk.

      The following tables summarize the Company’s financial results for the three months ended June 30, 2003, illustrating the revenues earned in its mortgage banking activities and investing activities by each of its divisions. The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a transfer pricing system to allocate net interest income to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives, repricing frequencies and financing liquidities of the segment’s assets. The Retail Bank division within the Consumer Banking Group receives a funding credit using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit. Corporate overhead costs related to managing the Company as a whole are not allocated to the operating segments.

      The following table presents the segment financial highlights for the three months ended June 30, 2003:

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$24,060	$954	$2,903	$482	$28,399
Gain on sale of loans	59,070	3,583	4,197	1,439	68,289
Other income	9,389	654	1,312	173	11,528

Net revenues	92,519	5,191	8,412	2,094	108,216
Operating expenses	31,885	4,117	418	840	37,260

Pretax income	60,634	1,074	7,994	1,254	70,956

Investing Activities
Net interest income	—	—	9,247	7,654	16,901
Provision for loan losses	—	—	(355)	(312)	(667)
Service fee income	—	—	—	—	—
Loss on sale of securities	—	—	—	—	—
Other income	—	—	1,323	180	1,503

Net revenues	—	—	10,215	7,522	17,737
Operating expenses	—	—	6,525	1,252	7,777

Pretax income	—	—	3,690	6,270	9,960

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income	60,634	1,074	11,684	7,524	80,916

Net income	$36,684	$650	$7,069	$4,552	$48,955

Ratios
Percentage of assets	21%	1%	10%	6%	38%
Percentage of total revenue	53%	3%	11%	6%	73%
Percentage of pretax income	89%	1%	17%	11%	118%
Balance Sheet Data
Average interest-earning assets	$2,145,098	$94,683	$1,143,691	$664,504	$4,047,976
Average total assets	$2,245,769	$100,804	$1,150,037	$668,327	$4,164,937
Allocated capital	$139,148	$5,773	$62,518	$69,570	$277,009
Allocated capital/ total average assets	6.20%	5.73%	5.44%	10.41%	6.65%
Loans Produced	$4,987,150	$273,996	$747,445	$354,901	$6,363,492
Purchase mortgages	28%	31%	99%	70%	35%
Cash out refinance mortgages	46%	34%	0%	16%	39%
Rate and term refinance mortgages	26%	35%	1%	14%	26%
Performance Ratios
Return on equity	106%	45%	45%	26%	71%
Return on assets	6.55%	2.59%	2.47%	2.73%	4.71%
Net interest margin	4.50%	4.04%	4.26%	4.91%	4.49%
Efficiency ratio	34%	79%	37%	21%	36%
Capital adjusted efficiency ratio	13%	22%	30%	37%	19%
Average FTE	1,231	158	204	101	1,694

IndyMac Mortgage Bank Divisions

B2B	Business-to-Business division.
B2R	Business-to-Realtor division.
HCL	Home Construction Lending division.
HBD	Homebuilder division.

     The following table details the segment financial highlights for the three months ended June 30, 2003, continued:

	Consumer Direct Businesses —
	IndyMac Consumer Bank

					Investment
			Retail		Portfolio
	B2C	HELOC	Bank	Total	Group

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$5,764	$—	$311	$6,075	$4,730
Gain on sale of loans	28,277	—	1,507	29,784	13,826
Other income	6,259	—	267	6,526	—

Net revenues	40,300	—	2,085	42,385	18,556
Operating expenses	17,511	—	722	18,233	186

Pretax income	22,789	—	1,363	24,152	18,370

Investing Activities
Net interest income	—	3,135	—	3,135	14,292
Provision for loan losses	—	(1,373)	—	(1,373)	(4,853)
Service fee income	—	—	—	—	(2,122)
Loss on sale of securities	—	—	—	—	(10,002)
Other income	—	389	—	389	764

Net revenues	—	2,151	—	2,151	(1,921)
Operating expenses	—	838	—	838	10,570

Pretax income	—	1,313	—	1,313	(12,491)

Financing and Other Activities
Net interest income	—	—	2,281	2,281	—
Other income	—	—	471	471	—

Net revenues	—	—	2,752	2,752	—
Operating expenses	—	—	5,156	5,156	—

Pretax income	—	—	(2,404)	(2,404)	—

Total pretax income	22,789	1,313	(1,041)	23,061	5,879

Net income	$13,787	$794	$(630)	$13,951	$3,557

Ratios
Percentage of assets	5%	4%	1%	10%	48%
Percentage of total revenue	23%	1%	3%	27%	10%
Percentage of pretax income	33%	2%	(2)%	33%	9%
Balance Sheet Data
Average interest-earning assets	$554,588	$434,741	$46,912	$1,036,241	$4,580,606
Average total assets	$586,872	$442,042	$76,320	$1,105,234	$5,208,573
Allocated capital	$34,024	$42,878	$7,929	$84,831	$390,295
Allocated capital/ total average assets	5.80%	9.70%	10.39%	7.68%	7.49%
Loans Produced(1)	$1,488,027	$228,957	$112,779	$1,829,763	—
Purchase mortgages	4%	N/A	18%	5%	N/A
Cash out refinance mortgages	43%	N/A	32%	42%	N/A
Rate and term refinance mortgages	53%	N/A	50%	53%	N/A
Performance Ratios
Return on equity	163%	7%	N/A	66%	4%
Return on assets	9.42%	0.72%	N/A	5.06%	0.27%
Net interest margin	4.17%	2.89%	N/A	4.45%	1.67%
Efficiency ratio	43%	24%	N/A	50%	50%
Capital adjusted efficiency ratio	9%	72%	N/A	22%	227%
Average FTE	622	11	219	852	430

IndyMac Consumer Bank Divisions

B2C	Business-to-Consumer division.
HELOC	Home Equity Line of Credit division.
Retail Bank	Retail Bank division.

(1)	All HELOC products produced by the business units during the second quarter of 2003 were consolidated into the HELOC division for segment reporting.

     The following table details the segment financial highlights for the three months ended June 30, 2003, continued:

	Treasury		Corporate
	Group(2)	Subtotal	Overhead	Eliminations	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$—	$39,204	$—	$—	$39,204
Gain on sale of loans	—	111,899	—	(9,753)	102,146
Other income	—	18,054	—	(43)	18,011

Net revenues	—	169,157	—	(9,796)	159,361
Operating expenses	—	55,679	—	—	55,679

Pretax income	—	113,478	—	(9,796)	103,682

Investing Activities
Net interest income	—	34,328	—	1,238	35,566
Provision for loan losses	—	(6,893)	—	(7)	(6,900)
Service fee income	—	(2,122)	—	721	(1,401)
Loss on sale of securities	—	(10,002)	—	744	(9,258)
Other income	—	2,656	105	—	2,761

Net revenues	—	17,967	105	2,696	20,768
Operating expenses	—	19,185	—	—	19,185

Pretax income	—	(1,218)	105	2,696	1,583

Financing and Other Activities
Net interest income	(9,572)	(7,291)	36	—	(7,255)
Other income	—	471	—	8	479

Net revenues	(9,572)	(6,820)	36	8	(6,776)
Operating expenses	902	6,058	24,053	—	30,111

Pretax income	(10,474)	(12,878)	(24,017)	8	(36,887)

Total pretax income	(10,474)	99,382	(23,912)	(7,092)	68,378

Net income	$(6,337)	$60,126	$(14,467)	$(4,290)	$41,369

Ratios
Percentage of assets	3%	99%	1%	0%	100%
Percentage of total revenue	(6)%	104%	0%	(4)%	100%
Percentage of pretax income	(15)%	145%	(35)%	(10)%	100%
Balance Sheet Data
Average interest-earning assets	$275,276	$9,940,099	$(31,062)	—	$9,909,037
Average total assets	$277,640	$10,756,384	$125,340	—	$10,881,724
Allocated capital	$13,764	$765,899	$138,652	—	$904,551
Allocated capital/ total average assets	4.96%	7.12%	110.62%	—	8.31%
Loans Produced	—	$8,193,255	—	—	$8,193,255
Purchase mortgages	N/A	N/A	N/A	N/A	32%
Cash out refinance mortgages	N/A	N/A	N/A	N/A	38%
Rate and term refinance mortgages	N/A	N/A	N/A	N/A	30%
Performance Ratios
Return on equity	N/A	31%	N/A	N/A	18%
Return on assets	N/A	2.24%	N/A	N/A	1.52%
Net interest margin	N/A	2.67%	N/A	N/A	2.73%
Efficiency ratio	N/A	43%	N/A	N/A	58%
Capital adjusted efficiency ratio	N/A	44%	N/A	N/A	73%
Average FTE	23	2,999	506	N/A	3,505

(2)	During the three months ended June 30, 2003, the Treasury Group reported net interest expense of $9.6 million. These amounts include the interest expense related to the trust preferred securities issued by the Company in November 2001, which is not allocated to the business units. Additionally, the net expense in Treasury reflects fixed rate liabilities assumed in prior years with maturities longer than the related assets and the subsequent decline in net interest income as interest rates fell. As these liabilities continue to mature, the Company expects the loss in Treasury to decline further and ultimately approach $0.

     The following table compares the quarterly detail segment results of operations by period:

	Relationship Businesses —
	IndyMac Mortgage Bank

Three Months Ended
June 30, 2003	B2B	B2R	HCL	HBD	Total(1)

	(Dollars in thousands)
Mortgage Banking Activities
Q2 03 — Pretax income	$60,634	$1,074	$7,994	$1,254	$70,956
Q1 03 — Pretax income	56,620	(98)	8,915	919	66,356
Annualized Variance Percent	28%	NM	(41)%	146%	28%
Q2 02 — Pretax income	47,890	(254)	5,366	(467)	52,535
Variance Percent	27%	NM	49%	NM	35%
Investing Activities
Q2 03 — Pretax income	—	—	3,690	6,270	9,960
Q1 03 — Pretax income	—	—	3,388	5,516	8,904
Annualized Variance Percent	NM	NM	36%	55%	47%
Q2 02 — Pretax income	—	—	6,202	7,284	13,486
Variance Percent	NM	NM	(41)%	(14)%	(26)%
Financing and Other Activities
Q2 03 — Pretax income	—	—	—	—	—
Q1 03 — Pretax income	—	—	—	—	—
Q2 02 — Pretax income	—	—	—	—	—
Net Income
Q2 03 — Net Income	36,684	650	7,069	4,552	48,955
Q1 03 — Net Income	34,254	(59)	7,443	3,893	45,531
Annualized Variance Percent	28%	NM	(20)%	68%	30%
Q2 02 — Net Income	28,686	(152)	6,929	4,083	39,546
Variance Percent	28%	NM	2%	11%	24%
Performance Ratios
Q2 03
ROE	106%	45%	45%	26%	71%
ROA	6.55%	2.59%	2.47%	2.73%	4.71%
NIM	4.50%	4.04%	4.26%	4.91%	4.49%
Efficiency ratio	34%	79%	37%	21%	36%
Capital adjusted efficiency ratio	13%	22%	30%	37%	19%
Average FTE	1,231	158	204	101	1,694
Q1 03
ROE	113%	(4)%	50%	23%	71%
ROA	7.10%	(0.25)%	2.70%	2.35%	4.81%
NIM	4.86%	4.10%	4.39%	4.94%	4.71%
Efficiency ratio	32%	102%	33%	33%	35%
Capital adjusted efficiency ratio	12%	34%	26%	57%	19%
Average FTE	1,073	145	211	90	1,519
Q2 02
ROE	164%	(26)%	51%	19%	75%
ROA	9.16%	(1.81)%	2.84%	2.19%	5.26%
NIM	4.90%	4.24%	4.90%	5.18%	4.96%
Efficiency ratio	34%	112%	30%	33%	35%
Capital adjusted efficiency ratio	8%	30%	23%	68%	18%
Average FTE	1,022	89	163	95	1,369

(1)	The Mortgage Bank segment’s net income, from both mortgage banking and investing activities, grew by $3.4 million, or 30%, during the second quarter of 2003 versus the first quarter of this year. This increase was primarily related to higher levels of mortgages produced and sold. Compared with the second quarter of 2002, the Mortgage Bank segment’s net income increased $9.4 million or 24% which is also due to the higher levels of mortgages produced and sold, partially offset by the decline in the earnings related to the portfolio lending activities of its construction divisions as margins have compressed with the decline in market interest rates.

     The following table compares the quarterly detail segment results of operations by period, continued:

	Consumer Direct Businesses —
	IndyMac Consumer Bank
					Investment
			Retail Bank/		Portfolio
	B2C	HELOC	Deposits	Total(2)	Group(3)

	(Dollars in thousands)
Mortgage Banking Activities
Q2 03 — Pretax income	$22,789	$—	$1,363	$24,152	$18,370
Q1 03 — Pretax income	16,553	—	701	17,254	7,454
Annualized Variance Percent	151%	NM	378%	160%	586%
Q2 02 — Pretax income	8,155	—	247	8,402	610
Variance Percent	179%	NM	452%	187%	2,911%
Investing Activities
Q2 03 — Pretax income	—	1,313	—	1,313	(12,491)
Q1 03 — Pretax income	—	1,060	—	1,060	3,290
Annualized Variance Percent	NM	95%	NM	95%	(1,919)%
Q2 02 — Pretax income	—	327	—	327	16,545
Variance Percent	NM	302%	NM	302%	(175)%
Financing and Other Activities
Q2 03 — Pretax income	—	—	(2,404)	(2,404)	—
Q1 03 — Pretax income	—	—	(2,045)	(2,045)	—
Q2 02 — Pretax income	—	—	(28)	(28)	—
Net Income
Q2 03 — Net Income	13,787	794	(630)	13,951	3,557
Q1 03 — Net Income	10,015	641	(813)	9,843	6,499
Annualized Variance Percent	151%	95%	(90)%	167%	(181)%
Q2 02 — Net Income	4,885	196	131	5,212	10,276
Variance Percent	182%	305%	(581)%	168%	(65)%
Performance Ratios
Q2 03
ROE	163%	7%	—	66%	4%
ROA	9.42%	0.72%	—	5.06%	0.27%
NIM	4.17%	2.89%	—	4.45%	1.67%
Efficiency ratio	43%	24%	—	50%	50%
Capital adjusted efficiency ratio	9%	72%	—	22%	227%
Average FTE	622	11	219	852	430
Q1 03
ROE	128%	7%	—	54%	8%
ROA	8.09%	0.74%	—	4.38%	0.53%
NIM	4.14%	2.98%	—	4.90%	1.77%
Efficiency ratio	46%	47%	—	56%	44%
Capital adjusted efficiency ratio	12%	146%	—	27%	176%
Average FTE	553	9	203	765	450
Q2 02
ROE	127%	5%	—	55%	19%
ROA	7.29%	0.51%	—	4.54%	1.18%
NIM	4.03%	2.23%	—	7.24%	2.34%
Efficiency ratio	58%	35%	—	65%	32%
Capital adjusted efficiency ratio	12%	147%	—	24%	62%
Average FTE	375	6	184	565	415

(2)	The Consumer Bank segment’s net income was up $4.1 million compared with the first quarter of 2003 and was up $8.7 million versus last year’s second quarter. These increases were largely due to the higher levels of mortgages produced and sold.

(3)	The Investment Portfolio Group segment’s net income in the second quarter of 2003 declined $2.9 million in comparison to the first quarter of 2003 and declined $6.7 million in comparison to the second quarter of 2002. These decreases are primarily the result of the significant reduction in earnings related to the segment’s investment in mortgage servicing and servicing-related assets. Interest rates at 45-year lows have created an environment of significant mortgage refinancing causing the underlying mortgages to prepay very quickly which required accelerated amortization of the servicing-related assets. Offsetting the decline in servicing fee income were gains on the sale of mortgage loans obtained through the exercise of the Company’s right as the master servicer on several pools of mortgage-backed securities to call loans at par when the balance of the pool of loans sold falls below 10% of the original pool balance and other loan sale activities. These called loans have higher coupons than prevailing market rates and the Company is then able to resell these loans at gains. This right to call the loans serves as a partial hedge on the servicing investments in this period of intense prepayment activity.

     The following table details the segment financial highlights for the three months ended June 30, 2003, continued:

	Treasury		Corporate
	Group	Subtotal	Overhead	Eliminations	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q2 03 — Pretax income	$—	$113,478	$—	$(9,796)	$103,682
Q1 03 — Pretax income	—	91,064	—	(8,271)	82,793
Annualized Variance Percent	NM	98%	NM	74%	101%
Q2 02 — Pretax income	—	61,547	—	(1,933)	59,614
Variance Percent	NM	84%	NM	407%	74%
Investing Activities
Q2 03 — Pretax income	—	(1,218)	105	2,696	1,583
Q1 03 — Pretax income	—	13,254	—	1,581	14,835
Annualized Variance Percent	NM	(437)%	NM	282%	(357)%
Q2 02 — Pretax income	—	30,358	(77)	383	30,664
Variance Percent	NM	(104)%	(236)%	604%	(95)%
Financing and Other Activities
Q2 03 — Pretax income	(10,474)	(12,878)	(24,017)	8	(36,887)
Q1 03 — Pretax income	(11,447)	(13,492)	(23,116)	—	(36,608)
Q2 02 — Pretax income	(15,885)	(15,913)	(16,646)	—	(32,559)
Net Income
Q2 03 — Net Income	(6,337)	60,126	(14,467)	(4,290)	41,369
Q1 03 — Net Income	(6,925)	54,948	(13,985)	(4,046)	36,917
Annualized Variance Percent	(34)%	38%	14%	24%	48%
Q2 02 — Net Income	(9,515)	45,519	(10,017)	(928)	34,574
Variance Percent	(33)%	32%	44%	362%	20%
Performance Ratios
Q2 03
ROE	—	31%	—	—	18%
ROA	—	2.24%	—	—	1.52%
NIM	—	2.67%	—	—	2.73%
Efficiency ratio	—	43%	—	—	58%
Capital adjusted efficiency ratio	—	44%	—	—	73%
Average FTE	23	2,999	506	—	3,505
Q1 03
ROE	—	32%	—	—	17%
ROA	—	2.25%	—	—	1.49%
NIM	—	2.77%	—	—	2.80%
Efficiency ratio	—	44%	—	—	60%
Capital adjusted efficiency ratio	—	45%	—	—	81%
Average FTE	22	2,756	529	—	3,285
Q2 02
ROE	—	38%	—	—	16%
ROA	—	2.57%	—	—	1.93%
NIM	—	2.88%	—	—	3.04%
Efficiency ratio	—	44%	—	—	57%
Capital adjusted efficiency ratio	—	37%	—	—	88%
Average FTE	27	2,376	454	—	2,830

MORTGAGE BANKING ACTIVITIES

Loan Production

      During the three months ended June 30, 2003, the Company produced $8.2 billion of loans, which was a 71% increase over the $4.8 billion of loans produced during the three months ended June 30, 2002, and a 24% increase over the $6.6 billion of loans produced during the first quarter of 2003. Total production by loan type was as follows:

	Three Months Ended

	June 30,	June 30,	Variance	March 31,	Variance
	2003	2002	Percent	2003	Percent

	(Dollars in millions)
Volume by product
Prime(1)
Agency conforming	$1,469	$738	99%	$1,418	4%
Alt-A	4,081	1,956	109%	3,017	35%
Jumbo	1,192	968	23%	1,013	18%
Government — FHA/ VA	2	48	(96)%	3	(33)%
Subprime(1)	465	392	19%	384	21%
Home equity line of credit(2)	229	82	179%	180	27%
Consumer construction(2)	518	416	25%	440	18%

Subtotal mortgage production	7,956	4,600	73%	6,455	23%
Subdivision construction commitments	237	190	25%	130	82%

Total production volume	$8,193	$4,790	71%	$6,585	24%

Mortgage — Web-based production	$5,994	$3,141	91%	$4,920	22%
Mortgage pipeline at period end(3)	$6,929	$3,722	86%	$6,044	15%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

      During the six months ended June 30, 2003, the Company produced $14.8 billion of loans, which was a 64% increase over the $9.0 billion of loans produced during the six months ended June 30, 2002. Total production by loan type was as follows:

	Six Months Ended

	June 30,	June 30,	Variance
	2003	2002	Percent

	(Dollars in millions)
Volume by product
Prime(1)
Agency conforming	$2,887	$1,708	69%
Alt-A	7,098	3,180	123%
Jumbo	2,205	2,032	9%
Government — FHA/ VA	5	108	(95)%
Subprime(1)	849	726	17%
Home equity line of credit(2)	409	139	194%
Consumer construction(2)	958	766	25%

Subtotal mortgage production	14,411	8,659	66%
Subdivision construction commitments	367	333	10%

Total production volume	$14,778	$8,992	64%

Mortgage — Web-based production	$10,914	$6,383	71%
Mortgage pipeline at period end(3)	$6,929	$3,722	86%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

Mortgage Production by Division and Channel

      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which we have regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgages secured by California properties accounted for 52% of the mortgage loans produced in the three months ended June 30, 2003 based on dollar value, and 43% based on number of loans.

      IndyMac Mortgage Bank produces mortgages through its Business-to-Business (“B2B”), Business-to-Realtor (“B2R”), Consumer Construction (“Home Construction Lending” or “HCL”) and Homebuilder (“HBD”) divisions. IndyMac Consumer Bank produces mortgages through its Business-to-Consumer (“B2C”), HELOC and Retail Bank divisions.

      The following table shows production and key performance indicators of the various relationship businesses of IndyMac Mortgage Bank during the three and six months ended June 30, 2003.

	Relationship Businesses —
	IndyMac Mortgage Bank

Three Months Ended June 30, 2003	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Mortgage brokers	$3,109	$—	$380	$—	$3,489
Mortgage bankers	1,341	—	223	—	1,564
Conduit	497	—	—	—	497
Realtors	—	279	—	—	279
Builder/ Builder affiliates	—	—	17	121	138
Financial institutions	125	—	—	—	125
Consumer direct marketing by HCL	—	—	128	—	128

Subtotal mortgage production	5,072	$279	748	121	6,220
Builder and subdivision construction commitments	—	—	—	237	237

Total relationship businesses production volume	$5,072	$279	$748	$358	$6,457

Percentage of total production	63%	3%	9%	4%	79%
Percentage change relative to:
2nd quarter 2002	56%	205%	16%	74%	54%
1st quarter 2003	27%	13%	10%	61%	25%
Composition of mortgage production
Purchase transactions	28%	31%	99%	70%	35%
Cash-out refinance transactions	46%	34%	0%	16%	39%
Rate/term refinance transactions	26%	35%	1%	14%	26%
Key Performance Indicators for the Three Months Ended June 30, 2003
Active Customers(1)
Average monthly active customers	2,211	249	252	30	2,742
Active customers during the quarter	3,416	504	609	49	4,578
Net new customers during the quarter(2)	522	173	N/A	10	705
Sales and marketing personnel	400	72	72	27	571
Cost per funded mortgage loan (bps)	73	189	80	103	N/A
Percentage Change for the Three Months Ended June 30, 2003 vs. June 30, 2002
Active Customers(1)
Average monthly active customers	28%	147%	16%	233%	33%
Active customers during the quarter	12%	108%	18%	113%	20%
Sales and marketing personnel	33%	118%	44%	69%	43%
Cost per funded mortgage loan (bps)	(26)%	(31)%	(7)%	N/A	N/A

	Relationship Businesses —
	IndyMac Mortgage Bank

Six Months Ended June 30, 2003	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Mortgage brokers	$5,550	$—	$695	$—	$6,245
Mortgage bankers	2,461	—	461	—	2,922
Conduit	836	—	—	—	836
Realtors	—	526	—	—	526
Builder/ Builder affiliates	—	—	33	213	246
Financial institutions	228	—	—	—	228
Consumer direct marketing by HCL	—	—	239	—	239

Subtotal mortgage production	9,075	$526	1,428	213	11,242
Builder and subdivision construction commitments	—	—	—	367	367

Total relationship businesses production volume	$9,075	$526	$1,428	$580	$11,609

Percentage of total production	61%	4%	10%	4%	79%
Percentage change relative to:
2nd quarter 2002	49%	184%	22%	65%	49%
Composition of mortgage production
Purchase transactions	26%	30%	99%	72%	34%
Cash-out refinance transactions	47%	35%	0%	15%	40%
Rate/term refinance transactions	27%	35%	1%	13%	26%
Key Performance Indicators for the Six Months Ended June 30, 2003
Active Customers(1)
Average monthly active customers	2,101	237	226	29	2,593
Active customers during the six months	4,145	715	903	66	5,829
Net new customers during the six months(2)	965	237	N/A	15	1,217
Cost per funded mortgage loan (bps)	75	198	79	106	N/A
Percentage Change for the Six Months Ended June 30, 2003 vs. June 30, 2002
Active Customers(1)
Average monthly active customers	20%	137%	19%	222%	26%
Active customers during the six months	7%	95%	21%	61%	16%
Cost per funded mortgage loan (bps)	(23)%	(27)%	3%	N/A	N/A

(1)	Active customers are defined as customers who funded at least one loan during the period. The HCL division utilizes the B2B marketing relationships with mortgage brokers and mortgage bankers to produce consumer construction loans. As a result, there is some overlap of the two active customer statistics and new customers. The sales and marketing personnel under the HCL division are primarily focused on marketing the consumer construction product directly to consumers.

(2)	Net new customers are the number of new customers signed up during the period less those terminated.

      IndyMac Mortgage Bank’s production increase of 54% from the three months ended June 30, 2002 to the three months ended June 30, 2003 was driven by 56% growth in the core B2B channel and bolstered by even faster growth in our newer channels including B2R and HBD partially offset by the slower growth in HCL. The mix of business was driven heavily towards refinance activity, reflecting the overall refinance environment. In addition, we continue to focus on activating new customers and made progress in all channels. At the same time, we have been more disciplined in adding new customers that possess a profile that is more likely to remain active over the long term. Our active customer base has increased by 12% from the second quarter of 2002. Consistent with our focus on new customers, we are expanding our sales staff in all channels, focusing on under-penetrated markets consistent with our overall strategy to expand the geographic distribution of our operating centers. During the second quarter 2003, we opened our Texas Regional Operations Center and plan to open two Regional Operations Centers in the second half of 2003. With respect to costs, while we continue to implement permanent process improvements in our mortgage operations, the bulk of improvements in costs in basis points are attributable to greater scale due to increased volume and higher average balances obtainable in a refinance environment.

      The following table shows production and other key performance indicators of the various consumer direct businesses of IndyMac Consumer Bank during the three months ended June 30, 2003.

	Consumer Direct Businesses —
	IndyMac Consumer Bank

Three Months Ended June 30, 2003	B2C	HELOC	Retail Bank	Total

	(Dollars in millions)
Volume by Channel and Source(1)
Web-based Production
Direct at www.indymacmortgage.com	$331	$—	$—	$331
Indirect Web-based leads	150	—	—	150
Cross-marketing and portfolio refinancing	882	—	59	941
Direct telemarketing and affinity relationships	208	46	—	254
Retail banking branches	—	—	60	60

Total consumer direct production volume	$1,571	$46	$119	$1,736

Percentage of total production	19%	1%	1%	21%
Percentage change relative to:
2nd quarter 2002	175%	N/A	325%	189%
1st quarter 2003	20%	12%	52%	21%
Composition of mortgage production
Purchase transactions	4%	N/A	18%	5%
Cash-out refinance transactions	43%	N/A	32%	42%
Rate/term refinance transactions	53%	N/A	50%	53%
Key Drivers of Growth and Profitability for the Three Months Ended June 30, 2003
Marketing costs (in thousands)	$3,408	N/A	$32	$3,440
Marketing cost per funded loan (dollars)	$404	N/A	$52	$456
Cost per funded mortgage loan (bps)	157	N/A	112	N/A

	Consumer Direct Businesses —
	IndyMac Consumer Bank

Six Months Ended June 30, 2003	B2C	HELOC	Retail Bank	Total

	(Dollars in millions)
Volume by Channel and Source(1)
Web-based Production
Direct at www.indymacmortgage.com	$659	$—	$—	$659
Indirect Web-based leads	249	—	—	249
Cross-marketing and portfolio refinancing	1,557	—	73	1,630
Direct telemarketing and affinity relationships	420	87	—	507
Retail banking branches	N/A	—	124	124

Total consumer direct production volume	$2,885	$87	$197	$3,169

Percentage of total production	19%	1%	1%	21%
Percentage change relative to:
2nd quarter 2002	153%	N/A	286%	166%
Composition of mortgage production
Purchase transactions	4%	N/A	17%	5%
Cash-out refinance transactions	42%	N/A	34%	41%
Rate/term refinance transactions	54%	N/A	49%	54%
Key Drivers of Growth and Profitability for the Six Months Ended June 30, 2003
Marketing costs (in thousands)	$6,271	N/A	$64	$6,335
Marketing cost per funded loan (dollars)	$411	N/A	$63	$474
Cost per funded mortgage loan (bps)	155	N/A	123	N/A

(1)	HELOC amounts represent the loans produced only by the HELOC division. HELOC loans produced by other business divisions totaled $185 million and $324 million during the three and six months ended June 30, 2003, respectively. HELOC loans produced by business divisions other than the HELOC division are included in the production volume of the respective originating business division.

      B2C’s production volume grew 175% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, resulting in a decrease in cost per funded loan of 22%. The B2C division is currently our most established consumer-direct business, generating 91% of the total consumer-direct business in 2003. This business is expected to be more cyclical as a result of changes in interest rates. The HELOC division was established during 2002 to facilitate targeted marketing of our HELOC product directly to consumers in addition to the production of HELOCs within our other production channels. Through a streamlined application process and competitive pricing, this division provides homeowners the ability to easily access the excess equity in their homes for a variety of uses. Currently, we hold the HELOCs generated by the HELOC division for investment, as these HELOCs are prime rate based, and have high FICO scores and low combined loan-to-value ratios. The HELOC product also tends to be somewhat counter-cyclical to the mortgage industry. As interest rates rise, consumers who want to access the equity in their home are more inclined to utilize a HELOC product rather than a cash-out refinance of their existing low-rate mortgage loan. As a result, we expect the HELOC division’s production to increase when the mortgage refinance boom abates.

Loan Sales

      The Company sold $6.3 billion and $3.7 billion of loans during the three months ended June 30, 2003 and 2002, respectively, and $11.9 billion and $8.0 billion for the six months then ended. The Company’s gain on sale of loans increased 44% in the second quarter of 2003 to $102 million, from $71 million in the second quarter of 2002. The increase in the gain on sale was a result of the 71% increase in loans sold, partially offset by the decrease of 31 basis points in the profit margin, net of hedging losses, from 1.92% in the second quarter of 2002 to 1.61% in the second quarter of 2003. The decrease in the net margin after hedging is due to a combination of factors including: (1) a higher concentration of lower margin loans sold; (2) higher hedging costs due to the volatility of interest rates; and (3) additions to our repurchase reserve. These items were partially offset by the sale of certain higher margin loans that were obtained through the exercise of IndyMac’s call provision as the master servicer of its loan securitization transactions.

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

	Three Months Ended

	June 30,	June 30,		March 31,
	2003	2002	% Change	2003	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$163	$133	23%	$118	38%
Gross margin before hedging	2.57%	3.59%	(28)%	2.14%	20%
Hedging losses	$(61)	$(62)	(2)%	$(34)	79%
Net gains on sale	$102	$71	44%	$84	21%
Net margin after hedging	1.61%	1.92%	(16)%	1.52%	6%

	Six Months Ended

	June 30,	June 30,
	2003	2002	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$281	$224	25%
Gross margin before hedging	2.37%	2.81%	(16)%
Hedging losses	$(95)	$(75)	27%
Net gains on sale	$186	$149	25%
Net margin after hedging	1.57%	1.87%	(16)%

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

      In measuring the fair value of rate lock commitments, the expected profit margin of the loan that would be realized upon a loan sale is used. This value excludes the value of the MSRs inherent in the loan except for certain high quality, liquid, conventional mortgages where whole loan sale prices including servicing rights are readily available. These values are calculated using the same methodologies that are used in our loan sales, adjusted using an anticipated fallout factor for rate lock commitments that will likely not be funded. This policy of recognizing the value of the derivative has the effect of recognizing a portion of the gain from mortgage loans before the loans are funded. There is a diversity in practice among participants in the mortgage banking industry, and the possibility exists that further accounting guidance for determining the fair value of rate lock commitments could be developed, which would result in a change in our valuation policies. It is important to note that the time from rate lock commitment to loan sale is generally less than 90 days; therefore, any change to current practice would have only a short-term impact on revenues and net income. As of June 30, 2003, the fair value of the rate lock commitments, net of related hedges, was $36.8 million.

      In addition to the gain on sale, IndyMac earns spread and fee income on its mortgage loans held for sale. It is important to look at the entire mortgage banking revenue stream in evaluating performance as these components may vary in differing interest rate environments and sale strategies. The following table depicts the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on sale of loans, net interest income (refer to “Note 4: Segment Reporting” in the accompanying notes to the consolidated financial statements for further information on our method of allocating interest expense to the operating segments), and fee income by the amount of loans sold:

	Three Months Ended

	June 30,	% of loans	June 30,	% of loans	March 31,	% of loans
	2003	sold	2002	sold	2003	sold

	(Dollars in thousands)
Gain on sale of loans	$102,146	1.61%	$71,280	1.92%	$83,784	1.52%
Net interest income	39,204	0.62%	18,990	0.51%	32,007	0.58%
Fee income	18,011	0.29%	9,526	0.26%	14,791	0.26%

Total mortgage banking revenue	$159,361	2.52%	$99,796	2.69%	$130,582	2.36%

Loans sold	$6,335,907		$3,707,070		$5,523,701

	Six Months Ended

	June 30,	% of loans	June 30,	% of loans
	2003	sold	2002	sold

		(Dollars in thousands)
Gain on sale of loans	$185,929	1.57%	$148,746	1.87%
Net interest income	71,211	0.60%	44,694	0.56%
Fee income	32,802	0.27%	19,444	0.24%

Total mortgage banking revenue	$289,942	2.44%	$212,884	2.67%

Loans sold	$11,859,608		$7,973,389

      The following table shows the various channels through which loans were distributed.

	Three Months Ended

	June 30,	Distribution	June 30,	Distribution	March 31,	Distribution
	2003	Percentages	2002	Percentages	2003	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$3,459	48%	$2,032	53%	$3,464	58%
Private-label securitizations	1,617	23%	1,277	33%	1,471	25%
Whole loan sales	1,260	18%	398	10%	589	10%

Subtotal sales	6,336	89%	3,707	96%	5,524	93%
Investment portfolio acquisitions(2)	798	11%	143	4%	403	7%

Total loan distribution	$7,134	100%	$3,850	100%	$5,927	100%

	Six Months Ended

	June 30,	Distribution	June 30,	Distribution
	2003	Percentages	2002	Percentages

		(Dollars in millions)
Sales to the GSEs(1)	$6,923	53%	$4,650	56%
Private-label securitizations	3,088	24%	2,819	34%
Whole loan sales	1,849	14%	504	6%

Subtotal sales	11,860	91%	7,973	96%
Investment portfolio acquisitions(2)	1,200	9%	292	4%

Total loan distribution	$13,060	100%	$8,265	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.

      In conjunction with the sale of mortgage loans in private-label securitizations and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $102.1 million in gain on sale of loans earned during the three months ended June 30, 2003 included the retention of $87.1 million of servicing-related assets. Cash flow collected during the three months ended June 30, 2003 from assets previously retained amounted to $21.7 million. More information on the valuation assumptions related to IndyMac’s retained assets can be found on page 25.

INVESTING ACTIVITIES

      IndyMac’s Investment Portfolio Group complements the Company’s mortgage banking activities and serves to diversify the Company’s revenue stream through its investments in single-family residential mortgage loans, mortgage-backed securities and servicing-related assets.

      The Investment Portfolio Group’s investment in prime SFR loans, mortgage-backed securities and mortgage loan servicing also helps to provide a source of income to counterbalance the cyclical nature of mortgage production. Should loan production decline due to factors such as increasing interest rates, the value and fee income of the Investment Portfolio Group’s MSRs generally rises, as there is less incentive for borrowers to refinance at a higher interest rate. Similarly, when loan production increases, the value of the MSRs generally decreases. We believe this serves to stabilize the Company’s revenue stream through increased interest income and servicing fees when production slows.

      In addition to the Investment Portfolio Group’s investments, certain investing activities also take place in IndyMac Mortgage Bank and IndyMac Consumer Bank. These activities include the investment in construction loans and HELOCs by these business units.

      The following table shows average annualized net returns for all of our investing activities, which is calculated by dividing the sum of net interest income after allocated interest expense (see “Note 4: Segment Reporting” in the accompanying notes to the consolidated financial statements for further information on our method of allocating interest expense to the operating segments) and provision for loan losses, service fee income and related net gains or losses by the average balance of investment assets. Service fee income includes gross service fee income, amortization of MSRs, valuation adjustments and net hedging gains and losses. Gross service fee income includes reinvestment income, prepayment and late fee income net of compensating interest paid to borrowers and investors in addition to the contractual servicing fees.

	Three Months Ended

	June 30,	June 30,	March 31,
	2003	2002	2003

	(Dollars in thousands)
Net interest income after provision for loan losses	$28,666	$35,766	$36,190
Service fee (loss) income	(1,401)	6,405	2,383
(Loss) gain on mortgage-backed securities, net	(9,258)	2,701	(6,910)
Other income	2,761	2,716	2,493
Average balance of interest-earning assets and MSRs	$6,443,855	$4,973,972	$6,211,387
Investing activities’ return on interest-earning assets and MSRs (annualized)	1.29%	3.84%	2.23%

	Six Months Ended

	June 30,	June 30,
	2003	2002

	(Dollars in thousands)
Net interest income after provision for loan losses	$64,856	$74,176
Service fee income	982	14,227
Loss on mortgage-backed securities, net	(16,168)	(4,287)
Other income	5,255	6,089
Average balance of interest-earning assets and MSRs	$6,327,621	$4,929,896
Investing activities’ return on interest-earning assets and MSRs (annualized)	1.75%	3.69%

      The decrease in margin results from the impact of higher prepayment rates on MSRs and mortgage-backed securities in this low interest rate environment.

Investment Portfolio Group

      The following table sets forth the composition of the Investment Portfolio Group’s assets as of June 30, 2003 and December 31, 2002, respectively.

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
SFR mortgage loans held for investment	$2,465,393	$2,096,517
SFR mortgage loans held for sale	360,515	—
Mortgage-backed and U.S. Treasury securities:
Trading securities
AAA-rated and agency interest-only securities	135,264	187,060
AAA-rated principal-only securities	4,255	79,554
U.S. Treasury securities	50,414	282,219
AAA-rated non-agency securities	—	101,185
AAA-rated agency securities	—	25,055
Other investment grade securities	8,760	9,114
Other non-investment grade securities	2,060	2,956
Residual securities	66,031	78,740

Subtotal — trading securities	266,784	765,883
Available for sale securities
AAA-rated non-agency securities	1,070,270	1,406,321
AAA-rated agency securities	46,544	123,269
Other investment grade securities	33,272	39,258
Other non-investment grade securities	8,653	4,362

Subtotal — available for sale securities	1,158,739	1,573,210

Total mortgage-backed and U.S. Treasury securities	1,425,523	2,339,093
Mortgage servicing rights	335,727	300,539

Total	$4,587,158	$4,736,149

Percentage of securities portfolio rated investment grade	95%	96%
Percentage of securities portfolio rated AAA	92%	94%

      AAA-rated and agency interest-only securities and residual securities and securities used to hedge these securities, are classified as trading securities. Changes in the fair value of these securities are recorded in earnings. All other mortgage-backed securities are classified as available for sale.

SFR Mortgage Loans Held for Investment

      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate loans to mitigate interest rate risk. The Company is focused on increasing its portfolio of mortgage loans held for investment to achieve better balance in its investing activities relative to its mortgage banking activities, which tends to be more cyclical. During the quarter, the Company added $798 million of mortgage loans in accordance with this strategy. The following table shows the composition of this portfolio as of June 30, 2003 and December 31, 2002, respectively, and relevant credit quality characteristics at June 30, 2003.

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
SFR mortgage loans held for investment	$2,465,393	$2,096,517
Average loan size	267	227
Non-performing loans as a percentage of SFR loans	0.74%	1.20%
Estimated average life in years(1)	3.13	3.36
Estimated average duration in years(2)	0.98	1.39
Yield	4.70%	5.69%
Fixed-rate mortgages	11%	23%
Adjustable-rate mortgages	32%	28%
Hybrid adjustable-rate mortgages	57%	49%
Additional Information as of June 30, 2003

Average FICO score(3)	706
Average loan to value ratio	72%
Geographic distribution:
Southern California	38%
Northern California	23%
New York	5%
Michigan	4%
Florida	2%
Colorado	2%
Other (each individually< 2%)	26%

Total	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Bank’s estimates for prepayments.

(2)	Average duration measures the expected variability of the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores reflect a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

SFR Mortgage Loans Held for Sale

      Loans held for sale in the Investment Portfolio Group are substantially comprised of SFR mortgage loans acquired through exercising our right to call selected transactions as Master Servicer when the outstanding loan balances in the securitization trust declines to a specified level, typically 10% of the original collateral balance. During the quarter ended June 30, 2003, we sold approximately $158 million of loans acquired through clean-up call exercises for a pretax gain of $7.7 million. The balance at June 30, 2003 in loans held for sale for the Investment Portfolio Group represents the inventory of called loans that remain unsold. We expect to exercise our option to call additional loans of approximately $500 million during the remainder of the year, the exact timing and amount of which is dependent upon the future interest rate environment and borrower prepayment behavior. We currently expect that gains in the second half of 2003 will be consistent with the results of the first six months of 2003.

Mortgage-backed Securities and U.S. Treasury Securities

      The Company’s portfolio of mortgage-backed securities and U.S. Treasury securities totaled $1.4 billion and $2.3 billion at June 30, 2003 and December 31, 2002, respectively. These securities are recorded at fair value. The Company invests in high quality mortgage-backed securities to provide net interest income. The extreme prepayment environment has negatively impacted interest spreads on these securities. At June 30, 2003, 92% of the portfolio was rated AAA with an expected weighted average life of 3.2 years. U.S. Treasury securities in the trading portfolio are purchased to hedge the interest rate risk associated with servicing-related assets, among other types of investments. AAA rated principal-only securities are retained from securities purchased in the secondary market to hedge MSR related assets. The Company actively trades its hedging instruments to rebalance its portfolio into instruments we believe will most effectively hedge the underlying asset.

      The fair value of other investment grade and non-investment grade securities by credit rating as of June 30, 2003 and December 31, 2002 follows:

	June 30,				December 31,
	2003				2002

	Current	Discount
	Face	To Face	Amortized	Fair
	Value	Value	Cost	Value	Fair Value

	(Dollars in thousands)
Investment grade mortgage-backed securities
AAA	$8,163	$83	$8,246	$8,250	$—
AA	11,739	(172)	11,567	11,883	22,133
A	2,187	(121)	2,066	2,225	2,445
BBB	16,833	(1,019)	15,814	16,040	18,450
BBB-	4,000	(365)	3,635	3,634	5,344

Total other investment grade mortgage-backed securities	$42,922	$(1,594)	$41,328	$42,032	$48,372

Non-investment grade mortgage-backed securities
BB	$4,713	$(725)	$3,988	$3,986	$3,661
BB-	1,768	(942)	826	818	—
B	3,563	(2,136)	1,427	1,724	351
CCC	6,234	(4,668)	1,566	1,618	2,955
C	7,741	(5,585)	2,156	2,218	—
NR	871	(548)	323	349	351

Total other non-investment grade mortgage-backed securities	$24,890	$(14,604)	$10,286	$10,713	$7,318

      At June 30, 2003, of the total other investment grade and non-investment grade mortgage-backed securities, $40.0 million was collateralized by prime loans, $10.6 million by subprime loans and $2.1 million by manufactured housing loans.

Mortgage Servicing and Mortgage Servicing Rights

      In addition to its own loans, IndyMac serviced $29.9 billion of mortgage loans owned by others at June 30, 2003 with a weighted average coupon of 6.97%. In comparison, IndyMac serviced $28.4 billion of mortgage loans at December 31, 2002. The table below shows the activity in the servicing portfolio during the quarter and six months ended June 30, 2003.

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

	Servicing Portfolio	Servicing Portfolio

	(Dollars in millions)
Unpaid principal balance at beginning of period	$29,835	$28,376
Additions	5,334	10,655
Clean-up calls exercised	(381)	(932)
Loan payments and prepayments	(4,930)	(8,241)

Unpaid principal balance at June 30, 2003	$29,858	$29,858

      MSRs totaled $335.7 million as of June 30, 2003 and $300.5 million as of December 31, 2002, reflecting an increase of $35.2 million. The table below shows the activity in MSRs.

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$343,544	$390,131	$300,539	$300,539	$321,316
Additions	73,732	52,473	67,742	141,474	125,141
Transfers to AAA-rated agency interest-only securities	(17,812)	(63,690)	—	(17,812)	(66,288)
Clean-up calls exercised	(1,481)	—	(2,475)	(3,956)	—
Scheduled amortization	(21,832)	(16,958)	(21,150)	(42,982)	(35,811)
Valuation/ impairment	(40,424)	(45,177)	(1,112)	(41,536)	(27,579)

Balance at end of period	$335,727	$316,779	$343,544	$335,727	$316,779

      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We first stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are periodically validated by third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings. However, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance, precluding subsequent reversals. For the six months ended June 30, 2003, we recorded a direct write-down of MSRs totaling $102.7 million, which was written off against the valuation allowance previously provided. We did not record any direct write-down of MSRs during the three months ended June 30, 2003. As of June 30, 2003, the valuation allowance on MSR’s totaled $107.2 million.

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

      A summary of the activity in the AAA-rated and agency interest-only securities and residual securities portfolios for the three and six months ended June 30, 2003 and 2002 and for the three months ended March 31, 2003, follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
AAA-rated and agency interest-only securities
Beginning balance	$156,212	$192,932	$187,060	$187,060	$211,104
Retained investments from securitizations	12,017	2,092	13,416	25,433	2,092
Transfers from MSRs	17,812	63,690	—	17,812	66,288
Clean-up calls exercised	(7,077)	—	(12,048)	(19,125)	—
Cash received, net of accretion	(13,629)	(11,269)	(14,071)	(27,699)	(21,353)
Valuation losses before hedges	(30,071)	(15,291)	(18,145)	(48,217)	(25,977)

Ending balance	$135,264	$232,154	$156,212	$135,264	$232,154

Residual securities
Beginning balance	$77,998	$55,395	$78,740	$78,740	$43,123
Retained investments from securitizations	112	17,497	14,626	14,738	31,553
Sales	—	—	(10,525)	(10,525)	—
Cash received, net of accretion	(6,189)	(5,607)	(6,865)	(13,054)	(8,430)
Valuation (losses) gains before hedges	(5,890)	707	2,022	(3,868)	1,746

Ending balance	$66,031	$67,992	$77,998	$66,031	$67,992

Valuation of Servicing-Related Assets

      AAA-rated and agency interest-only securities and residual securities are recorded at fair market value. MSRs are subject to lower of cost or market limitations. We determine the fair value of MSRs using our valuation models, which are periodically validated by third party opinions of value. Relevant information and assumptions used to value the Company’s servicing related assets at June 30, 2003, March 31, 2003 and December 31, 2002 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
June 30, 2003
AAA-rated and agency interest-only securities	$135,264	$14,684,652	7.30%	0.44%	42.5%	2.09	24.5%	51.3%	7.6%	N/A

Prime residual securities	$32,211	$3,422,320	7.22%	1.24%	55.3%	0.76	24.8%	53.9%	15.2%	0.5%
Sub-prime residual securities	33,820	$1,430,135	9.24%	4.20%	37.9%	0.56	33.2%	34.4%	22.7%	2.5%

Total noninvestment grade residual securities	$66,031

MSRs(3)(4)	$335,727	$29,858,219	6.97%	0.33%	46.6%	3.41	25.6%	48.6%	9.1%	N/A

March 31, 2003
AAA-rated and agency interest-only securities	$156,212	$12,924,037	7.68%	0.51%	38.8%	2.37	21.9%	46.6%	8.9%	N/A

Prime residual securities	$42,703	$3,537,589	7.27%	1.46%	38.5%	0.83	21.8%	36.1%	15.2%	0.6%
Sub-prime residual securities	35,295	$1,636,487	9.34%	4.04%	34.0%	0.53	33.3%	35.7%	22.9%	2.6%

Total noninvestment grade residual securities	$77,998

MSRs(4)	$343,544	$29,834,709	7.27%	0.33%	39.5%	3.49	21.2%	42.9%	9.5%	N/A

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
December 31, 2002
AAA-rated and agency interest-only securities	$187,060	$14,214,229	7.77%	0.53%	38.5%	2.48	23.6%	39.7%	8.7%	N/A

Prime residual securities	$33,400	$2,968,794	7.51%	1.44%	35.5%	0.78	18.9%	40.3%	15.2%	0.7%
Sub-prime residual securities	45,340	$1,968,041	9.54%	4.21%	30.3%	0.55	32.1%	35.0%	27.1%	2.8%

Total noninvestment grade residual securities	$78,740

MSRs(4)	$300,539	$28,375,897	7.56%	0.33%	40.7%	3.21	22.0%	36.3%	9.5%	N/A

(1)	Assumed prepayment speeds are higher in the short term and lower in the long term based on the market forward curve for interest rates rising over the life of the asset.

(2)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.08% and 1.23% for prime and subprime residuals, respectively, at June 30, 2003.

(3)	At June 30, 2003, the capitalized servicing asset includes primary servicing of $28.7 billion of loans serviced by us and master servicing of $1.1 billion whose primary servicing is performed by other servicers. In addition to the primary servicing of $28.7 billion in loans, we also service $4.2 billion of IndyMac-owned loans and loans subserviced for others on an interim basis for a total primary servicing portfolio of $33.0 billion.

(4)	Our collateral balance includes primary and master serviced loans of $28.7 billion and $1.1 billion, respectively at June 30, 2003. In comparison, we had primary and master serviced loans of $28.2 billion and $1.6 billion, respectively at March 31, 2003. At December 31, 2002, we had primary and master serviced loans of $25.8 billion and $2.6 billion, respectively.

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

      The weighted average multiple for MSRs, AAA-rated and agency interest-only and residual securities represents the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/ conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples.

      Lifetime prepayment assumptions for AAA-rated and agency interest-only, prime residuals and mortgage servicing increased at June 30, 2003 compared to March 31, 2003 reflecting the decline in interest rates from March to June and the higher actual prepayment speeds experienced in the second quarter. Discount yields decreased at June 30, 2003 as compared to March 31, 2003 also reflecting the decline in interest rates as well as a shorter weighted average life of the assets and lower option costs.

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

      Temporary impairment as a result of accelerated prepayments on the servicing-related assets totaled $76.4 million in the second quarter of 2003. These losses were offset by $60.8 million of gains on trading securities and derivative instruments utilized to hedge the interest rate risk on the servicing-related assets and $0.9 million of net interest income earned on the hedging instruments.

      The following breaks out the components of service fee income and the gain on mortgage-backed securities, net.

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
Service fee income
Gross service fee income	$25,510	$25,907	$24,057	$49,567	$51,987
Amortization	(21,832)	(16,958)	(21,150)	(42,982)	(35,811)

Service fee income net of amortization	3,678	8,949	2,907	6,585	16,176
Valuation adjustments on MSRs	(40,424)	(45,177)	(1,112)	(41,536)	(27,579)
Hedges gains	35,345	42,633	588	35,933	25,630

Total service fee (expense) income	$(1,401)	$6,405	$2,383	$982	$14,227

Net (loss) gain on securities
Realized gain on available-for-sale securities	$2,022	$4,857	$—	$2,022	$7,477
Impairment on available-for-sale securities	(808)	(1,931)	(580)	(1,388)	(2,431)
Unrealized loss on AAA-rated and agency interest only and residual securities	(35,962)	(15,291)	(16,123)	(52,085)	(25,977)
Net gain on trading securities and other instruments used to hedge AAA-rated and agency interest only and residual securities	25,490	15,066	9,793	35,283	16,644

Total (loss) gain on mortgage-backed securities, net	$(9,258)	$2,701	$(6,910)	$(16,168)	$(4,287)

      The following table summarizes the results of our hedges of our servicing-related assets and hedging activities:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
Gross service fee income	$25,510	$25,907	$24,057	$49,567	$51,987
Net interest income on residuals	3,493	3,670	3,305	6,798	6,424
Net interest income on AAA-rated and agency interest only securities	1,286	1,744	1,569	2,855	5,202

Subtotal	30,289	31,321	28,931	59,220	63,613
Amortization of MSRs	(21,832)	(16,958)	(21,150)	(42,982)	(35,811)
Net valuation losses	(76,386)	(60,469)	(17,235)	(93,620)	(53,556)

Subtotal	(98,218)	(77,427)	(38,385)	(136,602)	(89,367)
Net interest income on cash hedges	874	1,081	2,460	3,334	1,153
Net hedge gains	60,835	57,699	10,381	71,216	42,273

Subtotal	61,709	58,780	12,841	74,550	43,426

Total	$(6,220)	$12,674	$3,387	$(2,832)	$17,672

Average balance	$548,172	$615,639	$553,290	$550,731	$599,283

Return	(4.54)%	8.23%	2.45%	(1.03)%	5.90%

      The decline in servicing-related income during the quarter is the result of increased amortization of the assets due to unprecedented levels of prepayments and reduced reinvestment income on the cash flows during the period combined with higher levels of compensating interest on loan payoffs.

      Offsetting the reduction in servicing-related assets, we realized income on the sale of loans obtained through our right as the Master Servicer for our various securitizations, to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10%, of the original balance. When the fair value of remaining loans exceeds expected costs to exercise the call, we will typically exercise our option. During the second quarter 2003, we sold approximately $158 million of loans acquired through clean-up call exercises for a pretax gain of $7.7 million. We realized a $14.5 million gain on sale of clean-up call loans for the six months ended June 30, 2003. We also earned $1.9 million in net interest income from holding these loans prior to sale during the second quarter of 2003.

Construction Lending

      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9-12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase. When the loan converts to permanent status the loan is transferred into the Company’s pipeline of mortgage loans held for sale. These loans are typically fixed-rate loans. Consumer construction loan origination grew 10% over the first quarter 2003 and 16% over the same quarter of 2002, consistent with seasonal increases in single-family residence construction. Increases in both origination channels (B2B and B2C) were driven by growth in active customers and marketing leads. The cost of funding an HCL construction loan decreased 7% from the same quarter of 2002 due to the implementation of several cost efficiency initiatives. Consumer construction loans outstanding at June 30, 2003 were $988 million, up 13% compared to the amount at December 31, 2002.

      With respect to builder construction loans, our activities have been increasingly focused on those homebuilders that provide our mortgage loans to their customers when they sell the completed residence. New production is limited to nine states for new commitments (California, Illinois, Nevada, Utah, Arizona, Colorado, Washington, Oregon and Florida). Builder construction loans are typically based on prime rates. Builder loans outstanding, including construction and land and other mortgage loans, declined $8.7 million or 1.4% as compared to December 31, 2002. Commitments related to these outstanding loans declined $19.1 million or 1.7% over the same period. This decline is the result of loan payoffs exceeding new production and is expected to continue through the fourth quarter 2003.

      The following tables present further information on our construction loan portfolios.

	As of

	June 30, 2003		December 31, 2002

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Construction loans	$988,020	$509,196	$875,335	$482,408
Land and other mortgage loans	$137,226	$87,610	$81,885	$123,066
Outstanding commitments	$1,847,554	$1,085,062	$1,531,011	$1,104,160
Average construction loan commitment	$393	$2,596	$415	$1,982
Non-performing loans	0.98%	0.62%	1.08%	2.92%
Yield	6.53%	6.75%	7.13%	7.06%
Fixed-rate loans	95%	0%	94%	1%
Adjustable-rate loans	0%	98%	0%	96%
Hybrid adjustable-rate loans	5%	2%	6%	3%

Additional Information as of June 30, 2003

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan to value ratio(1)	73%		69%
Average FICO score(2)	707		N/A

Geographic distribution(3)
Southern California	32%	Southern California	38%
Northern California	20%	Northern California	24%
New York	7%	Illinois	20%
Hawaii	4%	Texas	2%
Florida	3%	Colorado	2%
Colorado	3%	Nevada	2%
Connecticut	3%	Florida	2%
Other (each individually< 2%)	28%	Other (each individually< 2%)	10%

Total Consumer Construction	100%	Total Builder Construction	100%

(1)	The average loan to value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at June 30, 2003.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.

(3)	Geographic distribution is based on outstanding balances. Some projects are continuing to be built out in states in which we no longer solicit new loans.

      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in “Credit Risk and Reserves” at page 35.

HELOC Portfolio

      The following table presents information on our HELOCs as of June 30, 2003, March 31, 2003 and December 31, 2002. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	June 30,	March 31,	December 31,
	2003	2003	2002

	(Dollars in thousands)
Outstanding balance	$485,471	$391,002	$312,881
Outstanding commitments(1)	$763,504	$586,192	$459,537
Average spread over prime	1.97%	2.02%	1.78%
Average FICO score	712	706	711
Average CLTV ratio(2)	77%	78%	78%

Additional Information as of June 30, 2003

	Total	Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
>96% &< 100%	$14,356	$45	4.38%	722	0.60%
>91% &< 95%	73,852	50	3.44%	715	0.52%
>81% &< 90%	190,074	49	2.30%	695	0.56%
>71% &< 80%	110,736	79	1.01%	716	0.33%
<70%	96,453	84	0.92%	727	0.12%

Total	$485,471

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

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

	Three Months Ended

	June 30, 2003			June 30, 2002			March 31, 2003

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,553,656	$16,111	4.16%	$1,620,863	$27,933	6.91%	$1,920,645	$20,961	4.43%
Loans held for sale	3,467,140	52,460	6.07%	1,640,629	28,373	6.94%	2,867,547	45,201	6.39%
Mortgage loans held for investment	3,173,541	37,201	4.70%	1,810,660	30,795	6.82%	2,759,900	35,962	5.28%
Builder construction and income property	570,944	9,768	6.86%	555,027	10,925	7.90%	570,886	9,720	6.91%
Consumer construction	899,204	14,639	6.53%	723,301	13,949	7.74%	839,772	14,396	6.95%
Investment in Federal Home Loan Bank stock and other	244,552	2,298	3.77%	138,650	1,585	4.59%	181,268	1,957	4.38%

Total interest-earning assets	9,909,037	132,477	5.36%	6,489,130	113,560	7.02%	9,140,018	128,197	5.69%
Other	972,687			699,058			894,643

Total assets	$10,881,724			$7,188,188			$10,034,661

Interest-bearing deposits	$2,996,427	21,950	2.94%	$2,652,629	26,828	4.06%	$2,736,822	21,687	3.21%
Advances from Federal Home Loan Bank	3,588,032	28,308	3.16%	1,922,567	25,004	5.22%	2,709,008	25,558	3.83%
Trust preferred securities	117,005	2,765	9.48%	116,463	2,757	9.50%	116,866	2,763	9.59%
Other borrowings	2,159,954	11,939	2.22%	1,089,202	9,768	3.60%	2,695,541	15,164	2.28%

Total interest-bearing liabilities	8,861,418	64,962	2.94%	5,780,861	64,357	4.47%	8,258,237	65,172	3.20%

Other	1,115,755			526,226			906,201

Total liabilities	9,977,173			6,307,087			9,164,438
Shareholders’ equity	904,551			881,101			870,223

Total liabilities and shareholders’ equity	$10,881,724			$7,188,188			$10,034,661

Net interest income		$67,515			$49,203			$63,025

Net interest spread			2.42%			2.55%			2.49%

Net interest margin			2.73%			3.04%			2.80%

	Six Months Ended

	June 30, 2003			June 30, 2002

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,737,151	$37,072	4.30%	$1,588,444	$56,815	7.21%
Loans held for sale	3,167,344	97,661	6.22%	1,851,862	65,116	7.09%
Mortgage loans held for investment	2,966,721	73,164	4.97%	1,758,802	61,694	7.07%
Builder construction and income property	570,915	19,488	6.88%	589,842	22,324	7.63%
Consumer construction	869,488	29,035	6.73%	714,790	27,926	7.88%
Investment in Federal Home Loan Bank stock and other	212,910	4,254	4.03%	138,990	3,367	4.89%

Total interest-earning assets	9,524,529	260,674	5.52%	6,642,730	237,242	7.20%
Other	933,665			685,617

Total assets	$10,458,194			$7,328,347

Interest-bearing deposits	$2,866,625	43,638	3.07%	$2,807,688	58,136	4.18%
Advances from Federal Home Loan Bank	3,148,520	53,866	3.45%	1,939,597	49,393	5.14%
Trust preferred securities	116,936	5,528	9.53%	116,398	5,513	9.55%
Other borrowings	2,427,748	27,102	2.25%	1,093,624	21,243	3.92%

Total interest-bearing liabilities	8,559,829	130,134	3.07%	5,957,307	134,285	4.55%

Other	1,010,978			498,163

Total liabilities	9,570,807			6,455,470
Shareholders’ equity	887,387			872,877

Total liabilities and shareholders’ equity	$10,458,194			$7,328,347

Net interest income		$130,540			$102,957

Net interest spread			2.45%			2.65%

Net interest margin			2.76%			3.13%

      The net interest spread during the second quarter of 2003 is fairly comparable to that of the first quarter of 2003. However, the yield on interest bearing assets continued to decline due to high prepayment speeds in the low interest rate environment and the addition of mortgage loans held for investment at lower coupon rates. The decline in the yield on assets was partially offset by the reduction in cost of funds. However, the yield curve flattened during the quarter resulting in spread compression. When the yield curve flattens, medium to long-term interest rates, which influence asset yields, decline more significantly than shorter term interest rates, which influence a portion of our liabilities.

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to: (1) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (2) changes in the rate (changes in the average interest rate multiplied by the prior period’s volume); and, (3) changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Three Months Ended June 30, 2003 vs. 2002

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$(1,158)	$(11,125)	$461	$(11,822)
Loans held for sale	31,586	(3,549)	(3,950)	24,087
Mortgage loans held for investment	23,179	(9,570)	(7,203)	6,406
Builder construction and income property	313	(1,429)	(41)	(1,157)
Consumer construction	3,393	(2,175)	(528)	690
Investment in Federal Home Loan Bank stock and other	1,211	(282)	(216)	713

Total interest income	58,524	(28,130)	(11,477)	18,917
Interest expense
Interest-bearing deposits	3,477	(7,396)	(959)	(4,878)
Advances from Federal Home Loan Bank	21,660	(9,835)	(8,521)	3,304
Trust preferred securities	12	(4)	0	8
Other borrowings	9,603	(3,748)	(3,684)	2,171

Total interest expense	34,752	(20,983)	(13,164)	605

Net interest income	$23,772	$(7,147)	$1,687	$18,312

	Six Months Ended June 30, 2003 vs. 2002

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$5,319	$(22,917)	$(2,145)	$(19,743)
Loans held for sale	46,255	(8,016)	(5,694)	32,545
Mortgage loans held for investment	42,372	(18,320)	(12,582)	11,470
Builder construction and income property	(394)	(2,486)	44	(2,836)
Consumer construction	5,639	(3,769)	(761)	1,109
Investment in Federal Home Loan Bank stock and other	1,791	(590)	(314)	887

Total interest income	100,982	(56,098)	(21,452)	23,432
Interest expense
Interest-bearing deposits	1,220	(15,395)	(323)	(14,498)
Advances from Federal Home Loan Bank	30,786	(16,210)	(10,103)	4,473
Trust preferred securities	25	(10)	0	15
Other borrowings	25,914	(9,035)	(11,020)	5,859

Total interest expense	57,945	(40,650)	(21,446)	(4,151)

Net interest income	$43,037	$(15,448)	$(6)	$27,583

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

      The following table sets forth the NPV and change in NPV of the Bank that we estimate might result from a 100 basis point change in interest rates as of June 30, 2003 and December 31, 2002. IndyMac’s NPV model has been built to focus on the Bank alone as the $91.6 million of assets at the Parent Company have relatively little interest rate risk exposure.

	June 30, 2003			December 31, 2002

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$408,490	$408,490	$408,490	$196,589	$196,589	$196,589
Mortgage-backed and U.S. Treasury securities	1,400,804	1,394,026	1,398,395	2,292,250	2,301,966	2,270,640
Loans receivable	7,709,574	7,815,664	7,571,969	6,132,127	6,226,597	6,014,990
MSRs	335,727	252,423	429,138	299,215	226,834	365,046
Other assets	684,385	694,773	673,800	466,370	473,382	459,294
Derivatives	30,646	8,911	65,566	72,445	67,868	104,189

Total assets	$10,569,626	$10,574,287	$10,547,358	$9,458,996	$9,493,236	$9,410,748

Deposits	$3,906,225	$3,957,196	$3,858,150	$3,177,911	$3,217,410	$3,139,628
Advances from Federal Home Loan Bank	3,511,226	3,541,797	3,480,257	2,786,237	2,820,402	2,753,314
Other borrowings	1,802,862	1,804,171	1,801,360	2,493,168	2,495,465	2,490,801
Other liabilities	310,654	310,833	310,420	140,853	140,897	140,741

Total liabilities	9,530,967	9,613,997	9,450,187	8,598,169	8,674,174	8,524,484

Shareholders’ equity (NPV)	$1,038,659	$960,290	$1,097,171	$860,827	$819,062	$886,264

% Change from base case		(7.55)%	5.63%		(4.85)%	2.95%

      The increase in the fair value of equity from December 31, 2002 to June 30, 2003 is primarily due to retained earnings, growth in the pipeline of mortgage loans in process and a deposit mix more heavily weighted towards transaction accounts. The June 30, 2003 analysis indicates that the Bank is more asset sensitive and better positioned for rising rates in an up 100 basis points scenario. It should be noted that this analysis does not reflect changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

      The assumptions inherent in our interest rate models include expected valuation changes in an instantaneous and parallel interest rate shock and assumptions as to the degree of correlation between our hedge positions and the hedged assets and liabilities. These assumptions may not accurately predict factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury, LIBOR/ swap curve and mortgages. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios. These factors include, but are not limited to expected increases in income associated with the expected increase in production volume that could result from a decrease in interest rates and changes in the asset, liability and derivative mix during interest rate changes. Consequently, the preceding simulation should not be viewed as a forecast, as it is reasonable to expect that actual results will vary significantly from the analyses discussed above.

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

CREDIT RISK AND RESERVES

GENERAL

      The following table summarizes the Company’s allowance for loan losses/ credit discounts and non-performing assets as of June 30, 2003.

		Allowance			QTD Net	YTD Net
		for Loan	Total Reserves		Charge	Charge
		Losses/Credit	as a Percentage	Non-Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Discounts	of Book Value	Assets	REO (Gains)	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$2,866,833	$16,432	0.57%	$11,059	$691	$1,857
Land and other mortgage	94,165	3,178	3.37%	2,214	—	—
Builder construction and income property	556,163	12,332	2.22%	1,605	3,066	3,066
Consumer construction	988,020	10,404	1.05%	10,654	421	570

Total core held for investment loans	4,505,181	42,346	0.94%	25,532	4,178	5,493
Discontinued product lines(1)	84,031	7,696	9.16%	7,126	2,926	5,226

Total held for investment portfolio	4,589,212	50,042	1.09%	32,658	7,104	10,719
Held for sale portfolio	3,155,163	11,076	0.35%	30,054	—	—

Total loans	$7,744,375	$61,118	0.79%	62,712	$7,104	$10,719

Foreclosed assets
Core portfolios				29,587	$(922)	$(1,225)
Discontinued product lines				1,441	133	(136)

Total foreclosed assets				31,028	$(789)	$(1,361)

Total non-performing assets				$93,740

Total non-performing assets as a percentage of total assets				0.88%

(1)	Discontinued product lines include manufactured home loans, home improvement loans and warehouse lines of credit.

      The following tables provide additional comparative data on non-performing assets relative to the allowance for loan losses.

	June 30,	June 30,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$11,059	$21,512	$15,097
Land and other mortgage loans	2,214	9,581	8,376
Builder construction	1,605	13,363	9,275
Consumer construction	10,654	9,426	10,257

Total portfolio non-performing loans	25,532	53,882	43,005
Discontinued product lines	7,126	11,669	10,005

Total non-performing loans held for investment	32,658	65,551	53,010
Non-performing loans held for sale	30,054	10,889	10,626

Total non-performing loans	62,712	76,440	63,636
Foreclosed assets	31,028	21,569	36,526

Total non-performing assets	$93,740	$98,009	$100,162

Total non-performing assets to total assets	0.88%	1.32%	1.05%

Allowance for loan losses to non-performing loans held for investment	153%	81%	96%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$41,524	$42,202	$41,314	$41,771
Provision for loan losses	5,000	2,127	6,525	4,303
Charge-offs net of recoveries
SFR mortgage loans	(691)	(971)	(1,857)	(1,743)
Land and other mortgage loans	—	—	—	—
Builder construction	(3,066)	—	(3,066)	(973)
Consumer construction	(421)	(102)	(570)	(102)

Charge-offs net of recoveries	(4,178)	(1,073)	(5,493)	(2,818)
Transfers to held for sale portfolio	—	(3,158)	—	(3,158)

Balance, end of period	42,346	40,098	42,346	40,098
Discontinued product lines
Balance, beginning of period	8,722	14,700	9,447	15,929
Provision for loan losses	1,900	1,441	3,475	3,451
Charge-offs net of recoveries	(2,926)	(3,261)	(5,226)	(6,500)

Balance, end of period	7,696	12,880	7,696	12,880

Total allowance for loan losses	$50,042	$52,978	$50,042	$52,978

Net charge-offs to average loans	0.11%	0.13%	0.18%	0.26%
Net charge-offs to quarterly production	0.09%	0.06%	0.07%	0.08%
Core portfolio loans only:
Net charge-offs to average loans	0.07%	0.03%	0.09%	0.08%
Net charge-offs to quarterly production	0.05%	0.02%	0.04%	0.03%

      Total credit-related reserves, including the allowance for loan losses and the lower of cost or market valuations, amounted to $61.1 million at June 30, 2003, compared to $57.7 million at December 31, 2002. The allowance for loan losses of $50.0 million for loans held for investment at June 30, 2003 represented 1.09% of total loans held for investment. This compares to an allowance for loan losses of $50.7 million, or 1.28% of total loans held for investment, at December 31, 2002. Net charge-offs decreased from 0.12% of average loans during the fourth quarter of 2002 to 0.07% of average loans during the second quarter of 2003.

      Our overall asset quality improved from non-performing assets to total assets of 1.05% at December 31, 2002 to 0.88% at June 30, 2003. Total non-performing assets decreased by $6.5 million, from $100.2 million at December 31, 2002 to $93.7 million at June 30, 2003. Non-performing loans in our held for investment portfolio decreased $20.4 million compared to December 31, 2002. The improvement was due to liquidation of non-performing loans and transfers to foreclosed assets. Overall foreclosed assets decreased $5.5 million during the first half of 2003 primarily due to sales of these assets. These decreases were partially offset by the increase in non-performing loans held for sale of $19.4 million from $10.6 million at December 31, 2002. The increase in non-performing loans held for sale is a result of the loans acquired through clean up calls exercised during the second quarter 2003. The clean up call non-performing loans amounted to $16.7 million at June 30, 2003, which accounted for 55% of the total non-performing loans held for sale.

      As master servicer for our various securitizations, we retain the right to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10%, of the original balance. When the fair value of loans remaining within a securitization exceeds the expected losses on nonperforming loans and the cost of exercise, we will typically exercise our option to call. We called a total of $272.6 million loans during the second quarter of 2003. A portion of the loans we acquired pursuant to clean-up calls was delinquent or non-performing. At June 30, 2003, non-performing assets acquired through clean-up calls amounted to $19.4 million, which are primarily classified as loans held for sale at June 30, 2003. We anticipate that approximately $500 million in loans will be eligible for clean-up calls during the remainder of 2003. Therefore, it is possible that the absolute levels of non-performing loans held by us may increase temporarily between the time of the call exercise and the disposition of these loans.

      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at June 30, 2003 was $42.3 million or 0.94% of loan balance, compared to 1.50% of total loan balance at June 30, 2002. The overall asset quality improved due to decreases in non-performing loans held-for-investment and disposition of foreclosed assets. Non-performing loans decreased by $28.4 million from $53.9 million at June 30, 2002 to $25.5 million at June 30, 2003. Charge-offs in our core loans held for investment portfolio in the second quarter of 2003 included a $3.1 million charge-off on one large builder construction loan, forecasted in prior disclosures. Charge-offs in the second half of 2003 are expected to approximate the charge-offs for the six months ended June 30, 2003.

      With respect to IndyMac’s non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $2.9 million during the second quarter of 2003, down from the $3.3 million of charge-offs on these portfolios during the second quarter of 2002. After provision for loan losses of $1.9 million, the allowance for loan losses was $7.7 million, or 9.2% of the remaining principal balance of such liquidating portfolios, compared to the 11.8% reserve coverage at June 30, 2002.

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

      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of our allowance for loan losses is also subject to review by our federal regulator, the Office of Thrift Supervision (“OTS”). Our regulator may require that our allowance for loan losses be increased based on their evaluation of the information available to them at the time of their examination of the Bank.

      With respect to mortgage loans held for sale, IndyMac does not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the lower of cost or market valuation for these loans. The lower of cost or market on loans held for sale totaled $11.1 million at June 30, 2003. The increase in non-performing loans held for sale was largely due to the delinquent loans acquired as part of the clean-up calls exercised by the Company during the second quarter 2003. Therefore, the increase in non-performing loans is not related to our core lending portfolios and is expected to be temporary until the disposition of these loans.

SECONDARY MARKET RESERVES

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

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$74.1	$45,284	0.16%
Securitization trusts	7.7	41,422	0.02%

Total	$81.8	$86,706	0.09%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. These reserves, which totaled $30.1 million at June 30, 2003, have two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the reserves during the three and six months ended June 30, 2003.

	Three	Six
	Months	Months

	(Dollars in thousands)
Balance, beginning of period	$34,171	$37,636
Additions/provisions	7,767	11,811
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(11,838)	(19,347)

Balance, June 30, 2003	$30,100	$30,100

      Reserve levels are a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. The Company will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of its gain on sale proceeds to these reserves going forward. The entire balances of our secondary market reserves are included on the consolidated balance sheets as a component of other liabilities.

OPERATING EXPENSES

      A summary of operating expenses follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
Salaries and related	$57,030	$47,188	$53,094	$110,125	$96,723
Premises and equipment	8,138	7,741	8,306	16,444	14,594
Loan purchase costs	7,810	4,668	7,058	14,868	8,516
Professional services	5,086	5,017	4,610	9,696	9,811
Data processing	8,131	4,803	6,764	14,895	9,365
Office	5,860	4,248	5,260	11,120	8,181
Advertising and promotion	6,580	2,772	6,064	12,644	5,382
Operations and sale of foreclosed assets	794	968	956	1,750	977
Other	5,329	3,297	3,546	8,874	6,707

	$104,758	$80,702	$95,658	$200,416	$160,256

      General and administrative expenses, including salaries, increased during the three months ended June 30, 2003 to $104.8 million, compared to $80.7 million during the same period in 2002, as the Company has continued to build new product lines and channels and infrastructure and to open new locations to support its projected continued growth in its operations. This is evident in the 41.7% increase in the Company’s average full-time equivalent employees from 2,473 for the three months ended June 30, 2002 to 3,505 for the three months ended June 30, 2003. The Company has also made investments to: (1) enhance its quality controls and compliance structure to ensure continued improvement in asset quality and support the growth of higher margin products; (2) strengthen its technology platform; (3) expand its sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and improve its conversion of loan submissions to fundings; and, (4) enhance its customer service response performance.

DIVIDEND POLICY

      Based on IndyMac’s strong operating performance and strong financial position, including earnings, capital and liquidity and its commitment to shareholder value, IndyMac’s Board of Directors declared a cash dividend of $0.15 per share, up 50%, from $0.10 per share in the previous quarter. The cash dividend is payable September 18, 2003 to shareholders of record on August 14, 2003. This increased dividend now represents a payout ratio of 21%, up from a payout ratio of 14% previously.

FUTURE OUTLOOK

      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last twenty years and is projected, based on economic demographics, to continue this level of growth over the next decade. At this rate, mortgage debt outstanding roughly doubles every decade. Since the inception of its operating business plan 10 years ago in January 1993 IndyMac has grown earnings at a compounded annual growth rate of 39% and EPS at a compounded annual growth rate of 28%. We believe, as a result of our business model, employees, current market share, capital strength and historic performance, that we can achieve growth at approximately two times the industry rate, or approximately 15% over the intermediate term. Our results are nonetheless subject to a variety of factors that are not within our control, including those referred to under “Forward-Looking Statements,” elsewhere in this report and in our annual, quarterly and other reports filed with the Securities and Exchange Commission.

      For 2003, the Company expects that earnings per share will grow 12% to 16% compared to 2002. However, the mortgage banking industry is cyclical in nature and can fluctuate materially on a near term basis. The environment of historically low interest rates over the past two years has been very favorable for mortgage bankers such as IndyMac. It is possible that as the industry transitions to a higher interest rate environment, the Company could see lower levels of growth, or even a reduction in earnings per share, given the volatility of the industry. The Company expects, however, that its annual growth rate will normalize at around 15% over the intermediate term.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      At June 30, 2003, we had operating liquidity of $1.3 billion, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, mortgage-backed securities and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank, other borrowings and retained earnings. The sources used vary depending on such factors as rates paid, maturities and the impact on our capital.

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended June 30, 2003, we sold our loans through three channels: (1) GSEs; (2) private label securitizations; and, (3) whole loan sales. If any of our sales channels were disrupted, our liquidity could be negatively impacted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.

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

      The following table sets forth the balance of deposits, by deposit category, as of the following period ends:

	June 30, 2003		June 30, 2002		December 31, 2002

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Noninterest-bearing checking	$40,483	1%	$34,444	1%	$38,430	1%
Interest-bearing checking	37,256	1%	36,212	1%	37,867	1%
Savings	1,225,707	32%	497,908	18%	635,608	21%
Custodial accounts	716,578	18%	252,873	9%	497,462	16%

Total core deposits	2,020,024	52%	821,437	29%	1,209,367	39%
Certificates of deposit	1,883,461	48%	1,984,698	71%	1,931,135	61%

Total deposits	$3,903,485	100%	$2,806,135	100%	$3,140,502	100%

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	June 30, 2003		June 30, 2002		December 31, 2002

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$1,526,351	39%	$1,223,829	44%	$1,297,668	41%
Telebanking	488,575	13%	567,624	20%	489,977	16%
Internet	476,645	12%	344,084	12%	338,830	11%
Money desk	695,336	18%	417,725	15%	516,565	16%
Custodial	716,578	18%	252,873	9%	497,462	16%

Total deposits	$3,903,485	100%	$2,806,135	100%	$3,140,502	100%

      Included in deposits at June 30, 2003 and December 31, 2002 were non-interest bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $716.6 million and $497.5 million, respectively.

Advances from Federal Home Loan Bank

      The Federal Home Loan Bank system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, the Bank is approved for collateralized advances of up to $4.2 billion, of which $3.5 billion were outstanding at June 30, 2003. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp stock under its share repurchase program. Upon the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of

Accounting Research Bulletin (ARB ) No. 51, on July 1, 2003, the trust has been deconsolidated from the financial statements of the Company, which will not have a significant impact on our consolidated financial statements.

      We issued an additional $30 million of 6.05% trust preferred securities in July 2003, the proceeds of which will also be used in operations. These securities did not contain any warrants on IndyMac Bancorp common stock.

Other Borrowings

      Other borrowings consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase. Total other borrowings decreased to $1.8 billion at June 30, 2003, from $2.5 billion at December 31, 2002. The decrease of $700 million was the result of using funds generated from sales of loans and securities, an increase in FHLB advances and an increase in savings deposits, instead of borrowings to fund mortgage loans originated during the three months ended June 30, 2003.

      At June 30, 2003, we had $2.9 billion in committed financing facilities, of which $1.1 billion was utilized and $827.5 million was available to use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities.

PRINCIPAL USES OF CASH

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities.

      As a financial institution, the lending and borrowing functions are integral parts of our business. When evaluating our sources and uses of cash, we consider cash used to grow our investments, and the borrowings used to finance those investments, separately from the Company’s operating cash flows. Our most significant use of cash is for the acquisition of mortgage loans and securities. In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), purchases of loans held for sale and trading securities, net of sales of such loans and securities, are required to be included in our consolidated statements of cash flows (see page 52) as a component of net cash used in operating activities, whereas the borrowings used to fund a substantial portion of such loan and securities purchases are required to be recorded in our cash flow statements as a component of net cash provided by financing activities. The amounts of net purchases of loans held for sale and trading securities included as components of net cash (used in)/provided by operating activities totaled ($1.3) billion during the six months ended June 30, 2003 and $360.1 million during the six months ended June 30, 2002. Excluding the purchase and sale activities for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $154.1 million and $54.0 million for the six months ended June 30, 2003 and 2002, respectively.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss was $(29.4) million at June 30, 2003, compared to ($17.7) million at December 31, 2002. This change was a result of: (1) the decline in value of securities classified as available for sale; and, (2) the decline in fair value of certain interest rate swaps designated as cash flow hedges of floating rate borrowings and does not include related increases in the fair value of loans held for investment that are funded by borrowings that are hedged by these interest rate swaps. Accumulated Other Comprehensive Loss is not a component of the determination of regulatory capital.

REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that the Bank hold Tier 1 (core) capital of at least 8% of adjusted assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of risk-weighted assets. This particular condition expired on July 1, 2003 and the Bank has committed to the OTS to maintain total risk-based capital and Tier 1 risk-based capital (core capital minus the deduction for low-level recourse and residual interests) equal to at least 10% and 6%, respectively, of risk-weighted assets. As of June 30, 2003, the Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations as well as the additional requirements of the OTS approval condition, which expired on July 1, 2003.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. The OTS has accepted the Bank’s approach to conform to this guidance, which is based on the secondary market and rating agency securitization models. We segment the subprime loans into categories based on quantifiable, increasing risk levels. Category I includes all subprime loans with 1.0% to 1.5% estimated lifetime loss; Category II includes all subprime loans with 1.5% to 2.0% estimated lifetime loss; and Category III includes all subprime loans with greater than 2.0% estimated lifetime loss. These categories are risk-weighted for capital purposes at 150%, 200% and 300% of the standard risk weighting for the asset type, respectively. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. The levels and balances within each level were as follows at June 30, 2003:

	06/30/03	Multiple of Standard	Risk-Based
	Balance	Risk Weighting	Capital %

	(Dollars in thousands)
Category I	$361,215	1.5	10%
Category II	92,748	2.0	12%
Category III	240,197	3.0	22%

Total subprime	$694,160		15%

      As of June 30, 2003, $436.6 million or 71.5% of our subprime loans are held for sale as calculated for regulatory reporting purposes.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at June 30, 2003. Because not all institutions have uniformly implemented the new subprime guidance, it is possible that IndyMac’s risk-based capital ratios will not be comparable to other institutions. The impact of the additional risk weighting criteria had the effect of reducing IndyMac’s risk-based capital by 124 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	8.53%	8.53%	2.00%
Tier 1 core	8.53%	8.53%	5.00%
Tier 1 risk-based	13.79%	12.62%	6.00%
Total risk-based	14.46%	13.22%	10.00%

      The ratios above do not include $40.8 million of unencumbered cash at IndyMac Bancorp that is available for contribution to the Bank’s regulatory capital. Including the excess capital held by the Bank and such cash, we had $97.2 million of total excess capital at June 30, 2003. Excess capital would increase to

$258.9 million using the general well-capitalized minimums. The additional capital requirements of the OTS approval condition for our acquisition of SGV Bancorp expired on July 1, 2003. As a result, the Bank became subject to the less stringent general well-capitalized minimums.

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

OFF-BALANCE SHEET ARRANGEMENTS

      We are party to various transactions that have an off-balance sheet component. In connection with our securitization transactions that have been structured as sales, there are $11.4 billion in loans owned by off-balance sheet trusts as of June 30, 2003. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than for non-credit-related recourse that can arise under standard representations and warranties.

      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

      As of June 30, 2003, we have utilized various hedging instruments, including AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, and options, to reduce our interest-rate exposure on these assets. The hedging assets carried a fair value of $89.3 million at June 30, 2003.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our material contractual obligations as of June 30, 2003. The debt includes advances from Federal Home Loan Bank, other borrowings and trust preferred securities.

	Payment Due

	July 1, 2003	January 1, 2004	January 1, 2007
	through	through	through	After
	December 31, 2003	December 31, 2006	December 31, 2009	December 31, 2009

	(Dollars in thousands)
Debt	$4,122	$679	$455	$117
Operating Leases	7,750	40,274	23,335	19,299

Total	$11,872	$40,953	$23,790	$19,416

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

VALUATION RISK

      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of third party market quotations or sale information to value such assets. The assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 5% of total assets and 60% of total equity at June 30, 2003. The fair value of these assets could vary significantly as market conditions change.

CREDIT RISK

      A significant portion of our Investment Portfolio consists of prime residential SFR loans held for investment, and non-investment grade securities and residuals collateralized by mortgage loans. We also provide construction lending to consumers and developers to build residential properties. The credit risk profile on consumer loans is very similar to that of our permanent mortgage loans, while builder construction loans tend to have a higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At June 30, 2003, the book value of these non-core portfolios was $76.3 million, net of reserves.

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

LIQUIDITY RISK/ ACCESS TO CAPITAL MARKETS

      We finance a substantial portion of our assets through consumer deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and through borrowings from the FHLB. We also obtain financing from investment and commercial banks. There is no guarantee that these sources of funds will continue to be available to us, or that our borrowings can be refinanced upon maturity, although we are not aware of any trends, events or uncertainties that we believe are reasonably likely to cause a decrease in our liquidity from these sources.

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

CRITICAL ACCOUNTING POLICIES

      Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies, that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of our financial statements. These policies relate to: (1) the valuation of AAA-rated and agency interest-only securities; (2) the valuation of MSRs; (3) the valuation of non-investment grade securities and residuals; (4) the methodology for determining our allowance for loan losses; and, (5) the valuation of our secondary market reserves. Management discusses these critical accounting policies and related judgments with IndyMac’s audit committee and external auditors on a quarterly basis. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on the Company’s critical accounting policies, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      See “Overall Interest Rate Risk Management” above for quantitative and qualitative disclosure about market risk on page 34.

ITEM 1.	FINANCIAL STATEMENTS

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$408,821	$196,720
Securities classified as trading ($69.0 million and $472.0 million pledged as collateral for repurchase agreements at June 30, 2003 and December 31, 2002, respectively)	266,784	765,883
Mortgage-backed securities available for sale, amortized cost of $1.2 billion and $1.6 billion at June 30, 2003 and December 31, 2002, respectively ($1.1 billion and $974.2 million pledged as collateral for repurchase agreements at June 30, 2003 and December 31, 2002, respectively)	1,158,739	1,573,210
Loans receivable:
Loans held for sale
Prime	2,572,722	1,939,780
Subprime	440,695	213,405
Consumer lot loans	130,670	74,498

Total loans held for sale	3,144,087	2,227,683
Loans held for investment
SFR mortgage	2,465,393	2,096,517
Land and other mortgage	94,166	130,454
Builder construction	509,196	482,408
Consumer construction	988,020	875,335
Income property	46,966	64,053
HELOC	485,471	312,881
Allowance for loan losses	(50,042)	(50,761)

Total loans held for investment	4,539,170	3,910,887

Total loans receivable ($1.7 billion pledged as collateral for repurchase agreements at June 30, 2003 and December 31, 2002)	7,683,257	6,138,570
Mortgage servicing rights	335,727	300,539
Investment in Federal Home Loan Bank stock, at cost	232,345	155,443
Interest receivable	47,625	47,089
Goodwill and other intangible assets	34,101	34,549
Foreclosed assets	31,028	36,526
Other assets	462,968	325,925

Total assets	$10,661,395	$9,574,454

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$3,903,485	$3,140,502
Advances from Federal Home Loan Bank	3,452,834	2,721,783
Other borrowings	1,803,044	2,491,715
Trust preferred securities	117,097	116,819
Other liabilities	472,376	253,670

Total liabilities	9,748,836	8,724,489
Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 84,517,758 shares (55,364,271 outstanding) at June 30, 2003 and issued 83,959,547 shares (54,829,486 outstanding) at December 31, 2002	845	840
Additional paid-in-capital	1,015,314	1,007,936
Accumulated other comprehensive loss	(29,356)	(17,747)
Retained earnings	444,975	377,707
Treasury stock, 29,153,487 shares and 29,130,061 shares at June 30, 2003 and December 31, 2002, respectively	(519,219)	(518,771)

Total shareholders’ equity	912,559	849,965

Total liabilities and shareholders’ equity	$10,661,395	$9,574,454

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income
Mortgage-backed and other securities	$16,111	$27,933	$37,072	$56,815
Loans held for sale
Prime	43,344	26,102	80,768	59,429
Subprime	7,142	2,271	13,386	5,687
Consumer lot loans	1,974	—	3,507	—

Total loans held for sale	52,460	28,373	97,661	65,116
Loans held for investment
SFR mortgage	30,458	22,782	59,973	46,016
Land and other mortgage	1,792	6,194	4,093	12,554
Builder construction	8,682	9,438	17,283	19,731
Consumer construction	14,639	13,949	29,035	27,926
Income property	1,086	1,487	2,205	2,593
HELOC	4,951	1,819	9,098	3,124

Total loans held for investment	61,608	55,669	121,687	111,944
Other	2,298	1,585	4,254	3,367

Total interest income	132,477	113,560	260,674	237,242
Interest expense
Deposits	21,950	26,828	43,638	58,136
Advances from Federal Home Loan Bank	28,308	25,004	53,866	49,393
Trust preferred securities	2,765	2,757	5,528	5,513
Other borrowings	11,939	9,768	27,102	21,243

Total interest expense	64,962	64,357	130,134	134,285

Net interest income	67,515	49,203	130,540	102,957
Provision for loan losses	6,900	3,568	10,000	7,754

Net interest income after provision for loan losses	60,615	45,635	120,540	95,203
Other income
Gain on sale of loans	102,146	71,280	185,929	148,746
Service fee (loss) income	(1,401)	6,405	982	14,227
(Loss)gain on mortgage-backed securities, net	(9,258)	2,701	(16,168)	(4,287)
Fee and other income	21,251	12,680	38,979	26,289

Total other income	112,738	93,066	209,722	184,975

Net revenues	173,353	138,701	330,262	280,178
Other expense
Operating expenses	104,758	80,702	200,416	160,256
Amortization of other intangible assets	217	280	448	579

Total other expense	104,975	80,982	200,864	160,835

Earnings before provision for income taxes	68,378	57,719	129,398	119,343
Provision for income taxes	27,009	23,145	51,112	48,750

Net earnings	$41,369	$34,574	$78,286	$70,593

Earnings per share
Basic	$0.75	$0.58	$1.43	$1.17
Diluted	$0.73	$0.56	$1.39	$1.14
Weighted average shares outstanding
Basic	55,015	60,050	54,922	60,139
Diluted	56,711	61,763	56,345	61,903
Dividends declared per share	$0.10	—	$0.20	—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-In-	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2001	60,366,266	$833	$996,649	$570	$234,314	$—	$(387,228)	$845,138
Common stock options exercised	411,174	4	7,969	—	—	—	—	7,973
Net directors’ and officers’ notes (receivables)	—	—	(379)	—	—	—	—	(379)
Deferred compensation, restricted stock	17,040	—	857	—	—	—	—	857
Net loss on mortgage securities available for sale	—	—	—	8,772	—	8,772	—	8,772
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(3,970)	—	(3,970)	—	(3,970)
Dividend reinvestment plan	1,341	—	33	—	—	—	—	33
Purchases of common stock	(1,545,189)	—	—	—	—	—	(36,689)	(36,689)
Net earnings	—	—	—	—	70,593	70,593	—	70,593

Total comprehensive income	—	—	—	—	—	$75,395	—	—

Balance at June 30, 2002	59,250,632	$837	$1,005,129	$5,372	$304,907		$(423,917)	$892,328

Balance at December 31, 2002	54,829,486	$840	$1,007,936	$(17,747)	$377,707	$—	$(518,771)	$849,965
Common stock options exercised	385,624	5	6,132	—	—	—	—	6,137
Net directors’ and officers’ notes payments	—	—	196	—	—	—	—	196
Deferred compensation, restricted stock	172,587	—	1,050	—	—	—	—	1,050
Net loss on mortgage securities available for sale	—	—	—	(7,014)	—	(7,014)	—	(7,014)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(4,595)	—	(4,595)	—	(4,595)
Purchases of common stock	(23,426)	—	—	—	—	—	(448)	(448)
Cash dividends	—	—	—	—	(11,018)	—	—	(11,018)
Net earnings	—	—	—	—	78,286	78,286	—	78,286

Total comprehensive income	—	—	—	—	—	$66,677	—	—

Balance at June 30, 2003	55,364,271	$845	$1,015,314	$(29,356)	$444,975		$(519,219)	$912,559

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$78,286	$70,593
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Total amortization and depreciation	99,159	62,733
Provision for valuation adjustment of mortgage servicing rights	41,536	27,579
Gain on sale of loans	(185,929)	(148,746)
Loss on mortgage-backed securities, net	16,168	4,287
Provision for loan losses	10,000	7,754
Net decrease in other assets and liabilities	93,634	30,675

Net cash provided by operating activities before activity for trading securities and held for sale loans	152,854	54,875
Net sales (purchases) of trading securities	520,647	(376,879)
Net (purchases) sales of loans held for sale	(1,843,049)	737,010
Net decrease (increase) of mortgage servicing rights	1,226	(853)

Net cash (used in) provided by operating activities	(1,168,322)	414,153

Cash flows from investing activities:
Net sales (purchases) of and payments from loans held for investment	272,790	(269,751)
Net payments of mortgage-backed securities available for sale	400,890	29,672
Net increase in investment in Federal Home Loan Bank stock, at cost	(76,902)	(7,124)
Net purchases of property, plant and equipment	(16,240)	(26,842)

Net cash provided by (used in) investing activities	580,538	(274,045)

Cash flows from financing activities:
Net increase (decrease) in deposits	762,983	(432,735)
Net increase (decrease) in advances from Federal Home Loan Bank	730,914	(12,767)
Net (decrease) increase in other borrowings	(688,879)	289,960
Net proceeds/payments from stock options and notes receivable	6,333	7,707
Cash dividends paid	(11,018)	—
Purchases of common stock	(448)	(36,689)

Net cash provided by (used in) financing activities	799,885	(184,524)

Net increase (decrease) in cash and cash equivalents	212,101	(44,416)
Cash and cash equivalents at beginning of period	196,720	153,295

Cash and cash equivalents at end of period	$408,821	$108,879

Supplemental cash flow information:
Cash paid for interest	$132,804	$132,039

Cash paid for income taxes	$6,208	$611

Supplemental disclosure of noncash investing and financing activities
Net transfer of loans held for sale to (from) loans held for investment	$925,550	$(413,891)

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
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

      The consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank®, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 — Newly Adopted or Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (ARB) No. 51, (the Interpretation). The Interpretation introduces a new consolidation model — the variable interests model — which determines control (and consolidation) based on potential variability in gains or losses of the entity being evaluated for consolidation. The party with the majority of the variability in gains or losses of the variable interest entity (VIE) is required to consolidate the VIE. However, qualifying special-purpose entities defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are not required to be consolidated in the financial statements of a transferor. We adopted the Interpretation on July 1, 2003 which did not result in any material impact or change on our financial statements.

      The FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” on April 30, 2003. SFAS No. 149 does not amend the definition of a derivative. The provisions of SFAS No. 149 merely represent the codification of previous Derivatives Implementation Group decisions, which are already effective and being applied. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or the operating results of the Company.

      On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires liability accounting for certain freestanding financial instruments that are either indexed to, or potentially settled in shares of the issuer. SFAS No. 150 does not apply to obligations incurred pursuant to stock compensation arrangements accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective for the Company on July 1, 2003. Application of SFAS No. 150 to instruments that exist on the date of adoption should be reported through a cumulative effect of a change in an accounting principle. The adoption of SFAS No. 150 did not have a material impact on the financial condition or the operating results of the Company.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Securities

      The following table details our securities classified as trading and mortgage-backed securities available for sale as of June 30, 2003 and December 31, 2002, respectively.

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Securities classified as trading:
AAA-rated and agency interest-only securities	$135,264	$187,060
AAA-rated principal-only securities	4,255	79,554
U.S. Treasury securities	50,414	282,219
AAA-rated non-agency securities	—	101,185
AAA-rated agency securities	—	25,055
Other investment grade securities	8,760	9,114
Other non-investment grade securities	2,060	2,956
Residual securities	66,031	78,740

Total	$266,784	$765,883

Mortgage-backed securities available for sale:
AAA-rated non-agency securities	$1,070,270	$1,406,321
AAA-rated agency securities	46,544	123,269
Other investment grade securities	33,272	39,258
Other non-investment grade securities	8,653	4,362

Total	$1,158,739	$1,573,210

Note 4 — Segment Reporting

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

      The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a match-funded transfer pricing system to allocate net

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest income to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives, repricing frequencies and financing liquidities of the segment’s assets. Deposits receive a funding credit using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in Other. Also included in Other are unallocated corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items.

      Segment information for the three and six months ended June 30, 2003 and 2002 was as follows:

	IndyMac	IndyMac	Investment
	Mortgage	Consumer	Portfolio
	Bank	Bank	Group	Other	Consolidated

	(Dollars in thousands)
Three months ended June 30, 2003
Net interest income (expense)	$45,300	$11,491	$19,022	$(8,298)	$67,515
Net revenues (loss)	125,953	47,288	16,635	(16,523)	173,353
Net earnings (loss)	48,955	13,951	3,557	(25,094)	41,369
Assets as of June 30, 2003	$3,999,004	$1,077,683	$4,880,072	$704,636	$10,661,395
Three months ended June 30, 2002
Net interest income (expense)	$36,637	$7,545	$17,353	$(12,332)	$49,203
Net revenues (loss)	101,962	25,077	26,338	(14,676)	138,701
Net earnings (loss)	39,546	5,212	10,276	(20,460)	34,574
Assets as of June 30, 2002	$2,598,407	$374,841	$4,195,349	$266,237	$7,434,834

	IndyMac	IndyMac	Investment
	Mortgage	Consumer	Portfolio
	Bank	Bank	Group	Other	Consolidated

	(Dollars in thousands)
Six months ended June 30, 2003
Net interest income (expense)	$89,051	$21,902	$38,107	$(18,520)	$130,540
Net revenues (loss)	242,452	84,991	36,927	(34,108)	330,262
Net earnings (loss)	94,486	23,794	10,056	(50,050)	78,286
Assets as of June 30, 2003	$3,999,004	$1,077,683	$4,880,072	$704,636	$10,661,395
Six months ended June 30, 2002
Net interest income (expense)	$79,645	$16,070	$37,563	$(30,321)	$102,957
Net revenues (loss)	216,915	51,090	47,321	(35,148)	280,178
Net earnings (loss)	85,346	10,822	17,549	(43,124)	70,593
Assets as of June 30, 2002	$2,598,407	$374,841	$4,195,349	$266,237	$7,434,834

Note 5 — Stock-Based Compensation

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

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we continue to measure and recognize compensation expense using the intrinsic value method specified in

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). As required under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Net Earnings
As reported	$41,369	$34,574	$78,286	$70,953
Stock-based compensation expense	(4,575)	(5,753)	(9,110)	(9,575)
Tax effect	1,807	2,272	3,598	3,782

Pro forma	$38,601	$31,093	$72,774	$65,160

Basic Earnings Per Share
As reported	$0.75	$0.58	$1.43	$1.17
Pro forma	$0.70	$0.52	$1.33	$1.08
Diluted Earnings Per Share
As reported	$0.73	$0.56	$1.39	$1.14
Pro forma	$0.68	$0.50	$1.29	$1.05

      In addition, during the three months ended June 30, 2003 and 2002, we recognized compensation expense of $561 thousand ($339 thousand, net of taxes) and $453 thousand ($274 thousand, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

ITEM 4.     CONTROLS AND PROCEDURES

      As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of IndyMac Bancorp’s stockholders held on April 30, 2003, the stockholders voted to elect IndyMac Bancorp’s directors. The votes cast in this regard were as follows:

	Shares For	Shares Withheld

Michael W. Perry	45,814,179	5,331,224
Louis E. Caldera	49,414,258	1,731,145
Lyle E. Gramley	50,049,388	1,096,015
Hugh M. Grant	33,613,435	17,531,968
Patrick C. Haden	35,680,798	15,464,605
Robert L. Hunt II	33,615,555	17,529,848
James R. Ukropina	33,555,507	17,589,896

      In addition, the stockholders voted to ratify the appointment of Ernst & Young LLP as IndyMac Bancorp’s independent public accountants for the year ending December 31, 2003. The votes cast in this regard were as follows:

No. Of
Votes Cast

For	30,153,315
Against	20,663,271
Abstain	328,817

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

10.1	IndyMac Bancorp, Inc. Director Emeritus Plan effective as of April 30, 2003.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	IndyMac Bancorp, Inc. Earnings Press Release dated August 1, 2003.

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003. A report on Form 8-K was furnished on May 2, 2003 that included:

Item 7.	Financial Statements and Exhibits regarding First Quarter 2003 Earnings (Earnings press release dated April 30, 2003 and webcast presentation dated April 30, 2003).
Item 9 and Item 12.	Regulation FD Disclosure regarding press release and webcast presentation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 1, 2003 for the three months ended June 30, 2003.

INDYMAC BANCORP, INC.

By:	/s/ MICHAEL W. PERRY

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ SCOTT KEYS

Scott Keys
Executive Vice President
and Chief Financial Officer