Form 10-Q
period 2003-09-30
INDYMAC BANCORP INC
filed 2003-10-31
CIK 773468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      Common stock outstanding as of October 24, 2003, 55,610,448 shares

FORWARD-LOOKING STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HIGHLIGHTS FOR THE QUARTER
OVERALL RESULTS
OUR BUSINESS
MORTGAGE BANKING ACTIVITIES
Loan Production
Mortgage Production by Division and Channel
Loan Sales
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
OFF-BALANCE SHEET ARRANGEMENTS
CONTRACTUAL OBLIGATIONS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FORM 10-Q QUARTERLY REPORT

For the Period Ended September 30, 2003

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our projected financial condition and results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties that could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to “Key Operating Risks” at page 50 and IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

      References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three and nine months ended September 30, 2003.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER

      Highlights for the three and nine months ended September 30, 2003 were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2003	2002	2003	2003	2002

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$76	$48	$61	$197	$143
Gain on sale of loans	121	77	102	307	226
Other income	2	26	11	26	62
Net revenues	200	151	173	530	431
Operating expenses	117	89	105	318	249
Net earnings	$50	$37	$41	$128	$108
Per Share Data
Basic earnings per share	$0.90	$0.65	$0.75	$2.33	$1.83
Diluted earnings per share	0.87	0.64	0.73	2.26	1.78
Dividends paid per share	0.15	0.00	0.10	0.35	0.00
Book value per share at end of quarter	17.27	14.97	16.48	17.27	14.97
Closing price per share	$23.17	$19.27	$25.42	$23.17	$19.27
Average common shares (in thousands)
Basic	55,255	56,879	55,015	55,034	59,040
Diluted	56,991	58,375	56,711	56,561	60,727
Performance Ratios
Return on average equity (annualized)	20.32%	17.24%	18.34%	18.70%	16.62%
Return on average assets (annualized)	1.63%	1.82%	1.52%	1.55%	1.90%
Dividend payout ratio(1)	17.24%	0.00%	13.70%	15.49%	0.00%
Net interest income to pretax income	100.36%	81.92%	98.74%	100.68%	84.79%
Average cost of funds	2.61%	4.09%	2.94%	2.90%	4.38%
Net interest margin	2.97%	2.71%	2.73%	2.84%	2.98%
Efficiency ratio(2)	57%	58%	58%	58%	57%

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2003	2002	2003	2003	2002

	(Dollars in millions, except per share data)
Performance Ratios, Continued
Capital to net revenue ratio(3)	1.18%	1.40%	1.25%	1.26%	1.47%
Capital adjusted efficiency ratio(4)	67%	81%	73%	73%	84%
Operating expenses to loan production	1.35%	1.68%	1.28%	1.35%	1.74%
Balance Sheet and Asset Quality Ratios
Debt to equity ratio(5)	11.6:1	8.4:1	10.7:1	11.6:1	8.4:1
Core capital ratio(6)	7.92%	10.15%	8.53%	7.92%	10.15%
Risk-based capital ratio(6)	13.58%	16.85%	14.46%	13.58%	16.85%
Non-performing assets to total assets	0.81%	1.31%	0.88%	0.81%	1.31%
Allowance for loan losses to total loans held for investment	0.92%	1.82%	1.09%	0.92%	1.82%
Allowance for loan losses and other reserves to non-performing loans	94%	82%	97%	94%	82%
Allowance for loan losses to annualized net charge-offs	349%	271%	176%	272%	283%
Provision for loan losses to net charge-offs	164.9%	54.4%	97.1%	111.9%	73.2%
Provision to net charge-offs (core loan portfolio)(7)	263.0%	56.4%	119.7%	150.6%	110.3%
Other Selected Items
Loans serviced(8)	$35,029	$27,191	$32,974	$35,029	$27,191
Loan production(9)	8,681	5,312	8,193	23,459	14,304
Pipeline of mortgage loans in process	4,688	5,011	6,929	4,688	5,011
Loans sold	$6,675	$4,474	$6,336	$18,535	$12,447

(1)	Dividends declared per common share as a percentage of diluted earnings per share.

(2)	Defined as operating expenses divided by net interest income and other income.

(3)	Average equity divided by net interest income and other income.

(4)	Efficiency ratio multiplied by the capital to net revenue ratio.

(5)	Debt includes deposits.

(6)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk based capital ratio is based on the regulatory standard risk weighting. With IndyMac’s additional subprime risk weightings, the ratios are 12.49%, 15.80% and 13.22% for the three months ended September 30, 2003, September 30, 2002 and June 30, 2003, respectively.

(7)	Excludes provisions and charge-offs of discontinued product lines.

(8)	Represents entire servicing portfolio including IndyMac owned loans and loans subserviced for others on an interim basis.

(9)	Includes newly originated commitments on construction loans.

OVERALL RESULTS

      Record revenues, earnings and earnings per share as a result of continued strong mortgage loan production, characterized IndyMac’s overall results for the quarter ended September 30, 2003. Mortgage loan production of $8.5 billion during the third quarter of 2003 was 64% higher than the third quarter of 2002 and the margin on loans sold improved by nine basis points. In addition, the Company deployed capital to increase average earning assets by 49%. Offsetting the strong mortgage production revenues, were lower servicing-related revenues as prepayments industry-wide continued at historically high levels. In addition, losses on the servicing-related hedge instruments were partially offset by the increases in the value of servicing-related assets.

      Comparing third quarter 2003 to third quarter 2002, net revenues increased 32% and operating expenses increased 31%, resulting in net earnings of $49.7 million, up 35% over the prior year.

OUR BUSINESS

      IndyMac is structured to achieve synergies among its operations and to enhance customer service. Operating through its three main segments, IndyMac Mortgage Bank, IndyMac Consumer Bank and the Investment Portfolio Group, the common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channels in which each operates. IndyMac Mortgage Bank is focused on providing consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, community financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential (“SFR”) mortgages, mortgage-backed securities and mortgage servicing rights (“MSRs”), the Investment Portfolio Group generates core spread and fee income and provides critical support to IndyMac’s mortgage lending operations.

      While our segments are structured to achieve synergies with our varying customer base and marketing strategies, our operating activities primarily consist of two broad categories: mortgage banking activities and investing activities. Both of these activities are performed to varying degrees by each of our main segments as shown in the tables that follow. Mortgage banking activities are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking activities include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investing activities tend to provide a source of revenues which is generally counter-cyclical to mortgage banking revenues, comprised primarily of net interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of mortgage loans and HELOC loans held for investment and mortgage servicing to achieve greater balance between its mortgage banking activities and its core investing activities. We believe that our investing activities will increasingly act to stabilize IndyMac’s core income. In addition to its revenue contribution, the Investment Portfolio Group performs the mortgage servicing function, which includes payment processing, customer service, default management and reporting to investors in our securitizations. The mortgage servicing function creates added opportunities to retain customers when the interest rate environment makes it attractive for them to refinance, and cross-market customers with other Company products. Default management, which includes the processes of collections, foreclosures, bankruptcies, claims, and foreclosed assets management, enables IndyMac to proactively manage credit risk for the Company and its investors in its securities.

      The following tables summarize the Company’s financial results for the three months ended September 30, 2003, illustrating the revenues earned in its mortgage banking activities and investing activities by each of its divisions. The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate net interest income to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives, repricing frequencies and financing liquidities of the segment’s assets. The Retail Bank division within the Consumer Banking Group receives a funding credit for deposits using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit. Corporate overhead costs related to managing the Company as a whole are not allocated to the operating segments.

      The following table summarizes the segment financial highlights for the three months ended September 30, 2003:

	Mortgage	Consumer	Investment		Total
	Bank	Bank	Portfolio	Other	Company

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$33,268	$6,683	$8,903	$—	$48,854
Gain on sale of loans	96,238	33,509	16,293	(24,542)	121,498
Other income	11,467	6,498	—	44	18,009

Net revenues	140,973	46,690	25,196	(24,498)	188,361
Operating expenses	42,700	19,213	408	—	62,321

Pretax income	98,273	27,477	24,788	(24,498)	126,040

Investing Activities
Net interest income	16,926	3,644	19,142	1,107	40,819
Provision for loan losses	(712)	(1,921)	(3,564)	(3)	(6,200)
Service fee income	—	—	(13,971)	2,858	(11,113)
Loss on sale of securities	—	—	(10,870)	2,223	(8,647)
Other income	1,359	615	1,028	5	3,007

Net revenues	17,573	2,338	(8,235)	6,190	17,866
Operating expenses	9,433	1,393	10,796		21,622

Pretax income	8,140	945	(19,031)	6,190	(3,756)

Financing and Other Activities
Net interest income	—	3,987	—	(11,207)	(7,220)
Other income	—	538	—	101	639

Net revenues	—	4,525	—	(11,106)	(6,581)
Operating expenses	—	5,405	—	28,142	33,547

Pretax income	—	(880)		(39,248)	(40,128)

Total pretax income	106,413	27,542	5,757	(57,556)	82,156

Net income	$64,380	$16,663	$3,483	$(34,822)	$49,704

Ratios
Percentage of assets	36.59%	10.22%	49.01%	4.18%	100%
Percentage of total revenue	79.41%	26.82%	8.50%	(14.73)%	100%
Percentage of pretax income	129.53%	33.52%	7.01%	(70.06)%	100%
Balance Sheet Data
Average interest-earning assets	$4,322,736	$1,174,783	$5,237,312	$284,369	$11,019,200
Average total assets	$4,436,153	$1,239,312	$5,942,191	$507,338	$12,124,994
Allocated capital	$283,076	$91,069	$360,719	$235,506	$970,370
Capital allocated to mortgage banking activities	$154,803	$37,789	$35,588	$—	$228,180
Capital allocated to investing activities	$128,273	$51,970	$325,131	$—	$505,374
Capital allocated to corporate & excess	$—	$1,310	$—	$235,506	$236,816
Allocated capital/total average assets	6.38%	7.35%	6.07%	46.42%	8.00%
Loans Produced	$6,329,084	$1,940,863	$410,828	$—	$8,680,775
Purchase mortgages	43%	7%	—	N/A	36%
Cash out refinance mortgages	34%	41%	—	N/A	35%
Rate and term refinance mortgages	23%	52%	—	N/A	29%
Performance Ratios
Return on equity (ROE)	90%	73%	4%	N/A	20%
ROE — mortgage banking activities	152%	175%	167%	N/A	133%
ROE — investing activities	15%	4%	(14)%	N/A	(2)%
ROE — corporate	—	(161)%	—	N/A	(41)%
Return on assets (ROA)	5.76%	5.33%	0.23%	N/A	1.63%
Net interest margin	4.61%	4.83%	2.12%	N/A	2.97%
Efficiency ratio	33%	47%	55%	N/A	57%
Capital adjusted efficiency ratio	15%	19%	240%	N/A	67%
Average FTE	1,875	897	433	521	3,726

      The following table provides additional detail on the segment results for IndyMac Mortgage Bank for the three months ended September 30, 2003:

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$27,369	$1,132	$4,014	$753	$33,268
Gain on sale of loans	84,724	4,548	4,916	2,050	96,238
Other income	8,943	807	1,522	195	11,467

Net revenues	121,036	6,487	10,452	2,998	140,973
Operating expenses	35,950	4,146	912	1,692	42,700

Pretax income	85,086	2,341	9,540	1,306	98,273

Investing Activities
Net interest income	—	—	9,739	7,187	16,926
Provision for loan losses	—	—	(400)	(312)	(712)
Service fee income	—	—	—	—	—
Loss on sale of securities	—	—	—	—	—
Other income	—	—	1,159	200	1,359

Net revenues	—	—	10,498	7,075	17,573
Operating expenses	—	—	7,714	1,719	9,433

Pretax income	—	—	2,784	5,356	8,140

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income	85,086	2,341	12,324	6,662	106,413

Net income	$51,477	$1,416	$7,456	$4,031	$64,380

Ratios
Percentage of assets	19.27%	1.00%	10.78%	5.54%	36.59%
Percentage of total revenue	60.63%	3.25%	10.49%	5.05%	79.41%
Percentage of pretax income	103.57%	2.85%	15.00%	8.11%	129.53%
Balance Sheet Data
Average interest-earning assets	$2,237,128	$115,726	$1,303,881	$666,001	$4,322,736
Average total assets	$2,336,410	$121,129	$1,307,059	$671,555	$4,436,153
Allocated capital	$139,112	$6,714	$70,858	$66,392	$283,076
Capital allocated to mortgage banking activities	$139,112	$6,714	$4,744	$4,233	$154,803
Capital allocated to investing activities	$—	$—	$66,114	$62,159	$128,273
Capital allocated to corporate & excess	$—	$—	$—	$—	$—
Allocated capital/total average assets	5.95%	5.54%	5.42%	9.89%	6.38%
Loans Produced	$4,891,082	$302,654	$821,238	$314,110	$6,329,084
Purchase mortgages	33%	29%	98%	74%	43%
Cash out refinance mortgages	41%	34%	0%	14%	34%
Rate and term refinance mortgages	26%	37%	2%	12%	23%
Performance Ratios
Return on equity (ROE)	147%	84%	42%	24%	90%
ROE — mortgage banking activities	147%	84%	483%	74%	152%
ROE — investing activities	—	—	10%	21%	15%
ROE — corporate	—	—	—	—	—
Return on assets (ROA)	8.74%	4.64%	2.26%	2.38%	5.76%
Net interest margin	4.85%	3.88%	4.18%	4.73%	4.61%
Efficiency ratio	30%	64%	40%	33%	33%
Capital adjusted efficiency ratio	9%	17%	34%	52%	15%
Average FTE	1,355	171	228	121	1,875

IndyMac Mortgage Bank Divisions

B2B	Business-to-Business division, whose major lending channels are mortgage brokers and bankers
B2R	Business-to-Realtor division, whose lending customers are realtors
HCL	Home Construction Lending division, whose primary customers are individuals who are in the process of building their own homes and mortgage brokers
HBD	Homebuilder division, whose customers are mainly subdivision developers

      The following table provides additional details on the segment results for IndyMac Consumer Bank for the three months ended September 30, 2003:

	Consumer Direct Businesses — IndyMac Consumer Bank

			Retail
	B2C	HELOC	Bank	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$6,109	$—	$574	$6,683
Gain on sale of loans	31,151	—	2,358	33,509
Other income	6,219	—	279	6,498

Net revenues	43,479	—	3,211	46,690
Operating expenses	17,809	—	1,404	19,213

Pretax income	25,670	—	1,807	27,477

Investing Activities
Net interest income	—	3,644	—	3,644
Provision for loan losses	—	(1,921)	—	(1,921)
Service fee income	—	—	—	—
Loss on sale of securities	—	—	—	—
Other income	—	615	—	615

Net revenues	—	2,338	—	2,338
Operating expenses	—	1,393	—	1,393

Pretax income	—	945	—	945

Financing and Other Activities
Net interest income	—	—	3,987	3,987
Other income	—	—	538	538

Net revenues	—	—	4,525	4,525
Operating expenses	—	—	5,405	5,405

Pretax income	—	—	(880)	(880)

Total pretax income	25,670	945	927	27,542

Net income	$15,530	$572	$561	$16,663

Ratios
Percentage of assets	5.03%	4.46%	0.73%	10.22%
Percentage of total revenue	21.78%	1.17%	3.87%	26.82%
Percentage of pretax income	31.25%	1.15%	1.13%	33.52%
Balance Sheet Data
Average interest-earning assets	$579,195	$532,186	$63,402	$1,174,783
Average total assets	$609,372	$541,349	$88,591	$1,239,312
Allocated capital	$34,462	$51,970	$4,637	$91,069
Capital allocated to mortgage banking activities	$34,462	$—	$3,327	$37,789
Capital allocated to investing activities	$—	$51,970	$—	$51,970
Capital allocated to corporate & excess	$—	$—	$1,310	$1,310
Allocated capital/total average assets	5.66%	9.60%	5.23%	7.35%
Loans Produced(1)	$1,533,119	$263,802	$143,942	$1,940,863
Purchase mortgages	5%	N/A	23%	7%
Cash out refinance mortgages	43%	N/A	27%	41%
Rate and term refinance mortgages	52%	N/A	50%	52%
Performance Ratios
Return on equity (ROE)	179%	4%	48%	73%
ROE — mortgage banking activities	179%	—	130%	175%
ROE — investing activities	—	4%	—	4%
ROE — corporate	—	—	(161)%	(161)%
Return on assets (ROA)	10.11%	0.42%	N/A	5.33%
Net interest margin	4.18%	2.72%	N/A	4.83%
Efficiency ratio	41%	33%	88%	47%
Capital adjusted efficiency ratio	8%	100%	13%	19%
Average FTE	650	12	235	897

IndyMac Consumer Bank Divisions

B2C	Business-to-Consumer division, offers direct lending to consumers
HELOC	Home Equity Line of Credit division, provides home equity lines of credit and seconds to consumers
Retail Bank	Retail Bank division, offers direct lending and deposit products to our depositors through our retail branch network

(1)	All HELOC products produced by the business units during the third quarter of 2003 were consolidated into the HELOC division for segment reporting.

      The following table provides additional details on the segment results for the Investment Portfolio Group for the three months ended September 30, 2003:

	Investment Portfolio Group

	Mortgage
	Servicing-
	Related	Whole		Discontinued
	Assets(1)	Loans(2)	MBS(3)	Products(4)	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$8,903	$—	$—	$—	$8,903
Gain on sale of loans	16,293	—	—	—	16,293
Other income	—	—	—	—	—

Net revenues	25,196	—	—	—	25,196
Operating expenses	408	—	—	—	408

Pretax income	24,788	—	—	—	24,788

Investing Activities
Net interest income	11,104	5,535	1,158	1,345	19,142
Provision for loan losses	—	(1,464)	—	(2,100)	(3,564)
Service fee income	(13,971)	—	—	—	(13,971)
Loss on sale of securities	(10,870)	—	—	—	(10,870)
Other income	539	489	—	—	1,028

Net revenues	(13,198)	4,560	1,158	(755)	(8,235)
Operating expenses	9,253	605	126	812	10,796

Pretax income	(22,451)	3,955	1,032	(1,567)	(19,031)

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income	2,337	3,955	1,032	(1,567)	5,757

Net income	$1,414	$2,393	$624	$(948)	$3,483

Ratios
Percentage of assets	15.41%	22.87%	10.13%	0.60%	49.01%
Percentage of total revenue	6.01%	2.28%	0.58%	(0.38)%	8.50%
Percentage of pretax income	2.84%	4.81%	1.26%	(1.91)%	7.01%
Balance Sheet Data
Average interest-earning assets	$1,275,519	$2,774,522	$1,106,943	$80,328	$5,237,312
Average total assets	$1,868,091	$2,773,516	$1,228,041	$72,543	$5,942,191
Allocated capital	$196,584	$120,265	$36,841	$7,029	$360,719
Capital allocated to mortgage banking activities	$35,588	$—	$—	$—	$35,588
Capital allocated to investing activities	$160,996	$120,265	$36,841	$7,029	$325,131
Allocated capital/total average assets	10.52%	4.34%	3.00%	9.69%	6.07%
Loans Produced	$410,828	$—	$—	$—	$410,828
Performance Ratios
Return on equity (ROE)	3%	8%	7%	(54)%	4%
ROE-mortgage banking activities	167%	N/A	N/A	N/A	167%
ROE-investing activities	(33)%	8%	7%	(54)%	(14)%
Return on assets (ROA)	0.30%	0.34%	0.20%	(5.18)%	0.23%
Net interest margin	6.22%	0.79%	0.42%	6.64%	2.12%
Efficiency ratio	81%	10%	11%	60%	55%
Capital adjusted efficiency ratio	330%	50%	87%	79%	240%
Average FTE	387	6	6	33	433

(1)	Mortgage servicing-related assets include the following: (i) MSRs, interest-only strips and residual securities, (ii) securities held as hedges of such assets, including principal-only securities and U.S. treasury bonds, (iii) loans acquired through clean-up calls or through the Investment Portfolio Group’s other customer retention programs, and (iv) non-investment grade securities.
(2)	Assets include all single-family residential loans held for investment other than discontinued products.
(3)	Assets include AAA-rated agency and private label MBS portfolio and other investment grade bonds.
(4)	Discontinued products are home improvement and manufactured housing loans.

     The following table provides additional details on the segment results for all others for the three months ended September 30, 2003:

	Treasury		Corporate		Total
	Group(1)	Subtotal	Overhead	Eliminations	Company

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$—	$48,854	$—	$—	$48,854
Gain on sale of loans	—	146,040	—	(24,542)	121,498
Other income	—	17,965	—	44	18,009

Net revenues	—	212,859	—	(24,498)	188,361
Operating expenses	—	62,321	—	—	62,321

Pretax income	—	150,538	—	(24,498)	126,040

Investing Activities
Net interest income	—	39,712	—	1,107	40,819
Provision for loan losses	—	(6,197)	—	(3)	(6,200)
Service fee income	—	(13,971)	—	2,858	(11,113)
Loss on sale of securities	—	(10,870)	—	2,223	(8,647)
Other income	—	3,002	5	—	3,007

Net revenues	—	11,676	5	6,185	17,866
Operating expenses	—	21,622	—	—	21,622

Pretax income	—	(9,946)	5	6,185	(3,756)

Financing and Other Activities
Net interest income	(11,064)	(7,077)	(143)	—	(7,220)
Other income	98	636	—	3	639

Net revenues	(10,966)	(6,441)	(143)	3	(6,581)
Operating expenses	782	6,187	27,360	—	33,547

Pretax income	(11,748)	(12,628)	(27,503)	3	(40,128)

Total pretax income	(11,748)	127,964	(27,498)	(18,310)	82,156

Net income	$(7,108)	$77,418	$(16,636)	$(11,078)	$49,704

Ratios
Percentage of assets	3.06%	98.88%	1.12%	0.00%	100%
Percentage of total revenue	(5.49)%	109.24%	(0.07)%	(9.17)%	100%
Percentage of pretax income	(14.30)%	155.76%	(33.47)%	(22.29)%	100%
Balance Sheet Data
Average interest-earning assets	$250,083	$10,984,914	$34,286	$—	$11,019,200
Average total assets	$371,528	$11,989,184	$135,810	$—	$12,124,994
Allocated capital	$18,606	$753,470	$216,900	$—	$970,370
Capital allocated to mortgage banking	$—	$228,180	$—	$—	$228,180
Capital allocated to investing activities	$—	$505,374	$—	$—	$505,374
Capital allocated to corporate & excess	$18,606	$19,916	$216,900	$—	$236,816
Allocated capital/total average assets	5.01%	6.28%	159.71%	—	8.00%
Loans Produced	$—	$8,680,775	$—	$—	$8,680,775
Purchase mortgages	N/A	N/A	N/A	N/A	36%
Cash out refinance mortgages	N/A	N/A	N/A	N/A	35%
Rate and term refinance mortgages	N/A	N/A	N/A	N/A	29%
Performance Ratios
Return on equity (ROE)	N/A	41%	N/A	N/A	20%
ROE — mortgage banking	N/A	158%	N/A	N/A	133%
ROE — investing activities	N/A	(5)%	N/A	N/A	(2)%
ROE — corporate	N/A	(152)%	N/A	N/A	(41)%
Return on assets (ROA)	N/A	2.56%	N/A	N/A	1.63%
Net interest margin	N/A	2.94%	N/A	N/A	2.97%
Efficiency ratio	N/A	40%	N/A	N/A	57%
Capital adjusted efficiency ratio	N/A	34%	N/A	N/A	67%
Average FTE	23	3,228	498	N/A	3,726

(1)	During the three months ended September 30, 2003, the Treasury Group reported net interest expense of $11 million. This loss includes interest expenses related to the trust preferred securities issued by the Company in November 2001 and July 2003, the vast majority of which is not allocated to the business units. The Treasury Group also credits the Retail Bank and Investment Portfolio Group amounts in addition to their normal FTP credit to reward their raising of core deposits. Additionally, the net expense in Treasury reflects fixed rate liabilities assumed in prior years with maturities longer than the related assets and the subsequent decline in net interest income as interest rates fell.

     The following table compares the quarterly detail segment results of operations by period:

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q3 03 — Pretax income	$85,086	$2,341	$9,540	$1,306	$98,273
Q2 03 — Pretax income	60,634	1,074	7,994	1,254	70,956
Annualized Variance Percent	161%	472%	77%	17%	154%
Q3 02 — Pretax income	52,413	305	10,307	(579)	62,446
Variance Percent	62%	668%	(7)%	NM	57%
Investing Activities
Q3 03 — Pretax income	—	—	2,784	5,356	8,140
Q2 03 — Pretax income	—	—	3,690	6,270	9,960
Annualized Variance Percent	NM	NM	(98)%	(58)%	(73)%
Q3 02 — Pretax income	—	—	3,771	6,096	9,867
Variance Percent	NM	NM	(26)%	(12)%	(18)%
Financing and Other Activities
Q3 03 — Pretax income	—	—	—	—	—
Q2 03 — Pretax income	—	—	—	—	—
Q3 02 — Pretax income	—	—	—	—	—
Net Income
Q3 03 — Net Income	51,477	1,416	7,456	4,031	64,380
Q2 03 — Net Income	36,684	650	7,069	4,552	48,955
Annualized Variance Percent	161%	471%	22%	(46)%	126%
Q3 02 — Net Income	31,709	184	8,516	3,338	43,747
Variance Percent	62%	670%	(12)%	21%	47%
Performance Ratios
Q3 03
ROE	147%	84%	42%	24%	90%
ROA	8.74%	4.64%	2.26%	2.38%	5.76%
NIM	4.85%	3.88%	4.18%	4.73%	4.61%
Efficiency ratio	30%	64%	40%	33%	33%
Capital adjusted efficiency ratio	9%	17%	34%	52%	15%
Average FTE	1,355	171	228	121	1,875
Q2 03
ROE	106%	45%	45%	26%	71%
ROA	6.55%	2.59%	2.47%	2.73%	4.71%
NIM	4.50%	4.04%	4.26%	4.91%	4.49%
Efficiency ratio	34%	79%	37%	21%	36%
Capital adjusted efficiency ratio	13%	22%	30%	37%	19%
Average FTE	1,231	158	204	101	1,694
Q3 02
ROE	146%	23%	67%	16%	78%
ROA	8.19%	1.31%	3.54%	1.82%	5.30%
NIM	4.55%	4.06%	4.15%	5.01%	4.53%
Efficiency ratio	32%	90%	30%	45%	35%
Capital adjusted efficiency ratio	9%	24%	20%	93%	18%
Average FTE	1,010	93	170	134	1,407

The Mortgage Bank segment’s net income, from both mortgage banking and investing activities, grew by an annualized rate of 126% since second quarter 2003. This increase was primarily related to the higher volume of loans sold and the resulting gains recognized. The gain on sale of loan margin increased from 1.61% in the second quarter 2003 to 1.82% in the third quarter 2003. Compared with third quarter 2002, the Mortgage Bank segment’s net income grew 47% year over year, primarily due to 49% increase in production volume from prior year.

     The following table compares the quarterly detail segment results of operations by period, continued:

	Consumer Direct Businesses —
	IndyMac Consumer Bank

	B2C	HELOC	Retail Bank	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q3 03 — Pretax income	$25,670	$—	$1,807	$27,477
Q2 03 — Pretax income	22,789	—	1,363	24,152
Annualized Variance Percent	51%	NM	130%	55%
Q3 02 — Pretax income	11,863	—	406	12,269
Variance Percent	116%	NM	345%	124%
Investing Activities
Q3 03 — Pretax income	—	945	—	945
Q2 03 — Pretax income	—	1,313	—	1,313
Annualized Variance Percent	NM	(112)%	NM	(112)%
Q3 02 — Pretax income	—	1,156	—	1,156
Variance Percent	NM	(18)%	NM	(18)%
Financing and Other Activities
Q3 03 — Pretax income	—	—	(880)	(880)
Q2 03 — Pretax income	—	—	(2,404)	(2,404)
Q3 02 — Pretax income	—	—	(2,216)	(2,216)
Net Income
Q3 03 — Net Income	15,530	572	561	16,663
Q2 03 — Net Income	13,787	794	(630)	13,951
Annualized Variance Percent	51%	(112)%	NM	78%
Q3 02 — Net Income	7,177	700	(1,094)	6,783
Variance Percent	116%	(18)%	NM	146%
Performance Ratios
Q3 03
ROE	179%	4%	48%	73%
ROA	10.11%	0.42%	—	5.33%
NIM	4.18%	2.72%	—	4.83%
Efficiency ratio	41%	33%	88%	47%
Capital adjusted efficiency ratio	8%	100%	13%	19%
Average FTE	650	12	235	897
Q2 03
ROE	163%	7%	NM	66%
ROA	9.42%	0.72%	NM	5.06%
NIM	4.17%	2.89%	NM	4.45%
Efficiency ratio	43%	24%	NM	50%
Capital adjusted efficiency ratio	9%	72%	NM	22%
Average FTE	622	11	219	852
Q3 02
ROE	135%	13%	NM	55%
ROA	7.59%	1.35%	NM	4.31%
NIM	4.06%	3.48%	NM	5.59%
Efficiency ratio	56%	35%	NM	65%
Capital adjusted efficiency ratio	11%	101%	NM	24%
Average FTE	421	7	183	611

The Consumer Bank segment’s net income was up $2.7 million compared with the second quarter of 2003 and was up $9.9 million versus last year’s third quarter. These increases were largely due to the higher levels of mortgages produced and sold. The Consumer Bank’s loan production increased at an annualized rate of 21% over the second quarter of this year, and grew 87% compared to the prior year.

     The following table compares the quarterly detail segment results of operations by period, continued:

	Investment Portfolio Group

	Mortgage
	Servicing-
	Related	Whole		Discontinued
	Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q3 03 — Pretax income	$24,788	$—	$—	$—	$24,788
Q2 03 — Pretax income	15,901	2,732	—	—	18,633
Annualized Variance Percent	224%	NM	NM	NM	132%
Q3 02 — Pretax income	—	12,670	—	—	12,670
Variance Percent	100%	(100)%	NM	NM	96%
Investing Activities
Q3 03 — Pretax income	(22,451)	3,955	1,032	(1,567)	(19,031)
Q2 03 — Pretax income	(13,596)	3,313	(1,427)	(1,210)	(12,920)
Annualized Variance Percent	261%	78%	689%	118%	(189)%
Q3 02 — Pretax income	8,634	3,570	1,580	(145)	13,639
Variance Percent	(360)%	11%	(35)%	NM	(240)%
Financing and Other Activities
Q3 03 — Pretax income	—	—	—	—	—
Q2 03 — Pretax income	—	—	—	—	—
Q3 02 — Pretax income	—	—	—	—	—
Net Income
Q3 03 — Net Income	1,414	2,393	624	(948)	3,483
Q2 03 — Net Income	1,395	3,657	(863)	(733)	3,456
Annualized Variance Percent	5%	(138)%	689%	117%	3%
Q3 02 — Net Income	5,224	9,825	956	(88)	15,917
Variance Percent	(73)%	(76)%	(35)%	977%	(78)%
Performance Ratios
Q3 03
ROE	3%	8%	7%	(54)%	4%
ROA	0.30%	0.34%	0.20%	(5.18)%	0.23%
NIM	6.22%	0.79%	0.42%	6.64%	2.12%
Efficiency ratio	81%	10%	11%	60%	55%
Capital adjusted efficiency ratio	330%	50%	87%	79%	240%
Average FTE	387	6	6	33	433
Q2 03
ROE	3%	13%	(9)%	(38)%	4%
ROA	0.45%	0.57%	(0.27)%	(3.72)%	0.27%
NIM	7.40%	1.04%	(1.01)%	7.05%	1.65%
Efficiency ratio	80%	7%	(15)%	55%	50%
Capital adjusted efficiency ratio	343%	21%	121%	69%	212%
Average FTE	382	8	6	34	430
Q3 02
ROE	14%	48%	12%	(3)%	23%
ROA	1.77%	2.93%	0.27%	(0.28)%	1.57%
NIM	4.48%	1.69%	0.51%	4.73%	1.95%
Efficiency ratio	45%	2%	7%	36%	22%
Capital adjusted efficiency ratio	109%	3%	35%	53%	40%
Average FTE	370	8	6	41	425

The Investment Portfolio Group segment’s net income in the third quarter of 2003 declined slightly in comparison to the second quarter of 2003 and declined $12.4 million in comparison to the third quarter of 2002. These decreases are primarily the result of reduction in earnings related to the segment’s investment in mortgage servicing and related assets and spread compression in its whole loan and MBS portfolios. Interest rates at 45-year lows have resulted in significant mortgage refinancing causing the underlying mortgages to prepay quickly, which created accelerated amortization and impairment of the servicing-related assets. Partially offsetting the decline in servicing fee income were gains on the sale of mortgage loans obtained through the exercise of the Company’s right as the master servicer on mortgage-backed securities to call loans at par when the balance of the pool of loans sold falls below 10% of the original pool balance and other loan sale activities. These called loans have higher coupons than prevailing market rates and the Company is then able to resell these loans at gains. This right to call the loans serves as a partial hedge on the servicing investments in this period of intense prepayment activity. In addition, gains generated through customer retention programs implemented in the third quarter 2003, also mitigated the negative impact of rapid prepayments. Investment portfolio retention gains do not include portfolio refinancing volume generated through the B2C channel.

     The following table compares the quarterly detail segment results of operations by period, continued:

	Treasury		Corporate		Total
	Group	Subtotal	Overhead	Eliminations	Company

	(Dollars in thousands)
Mortgage Banking Activities
Q3 03 — Pretax income	$—	$150,538	$—	$(24,498)	$126,040
Q2 03 — Pretax income	—	113,741	—	(9,796)	103,945
Annualized Variance Percent	NM	129%	NM	600%	85%
Q3 02 — Pretax income	—	87,385	(106)	(19,406)	67,873
Variance Percent	NM	72%	NM	26%	86%
Investing Activities
Q3 03 — Pretax income	—	(9,946)	5	6,185	(3,756)
Q2 03 — Pretax income	—	(1,647)	105	2,696	1,154
Annualized Variance Percent	NM	(2,016)%	(381)%	518%	(1,702)%
Q3 02 — Pretax income	—	24,662	5	4,907	29,574
Variance Percent	NM	(140)%	—	26%	(113)%
Financing and Other Activities
Q3 03 — Pretax income	(11,748)	(12,628)	(27,503)	3	(40,128)
Q2 03 — Pretax income	(10,308)	(12,712)	(24,017)	8	(36,721)
Q3 02 — Pretax income	(13,990)	(16,206)	(19,747)	—	(35,953)
Net Income
Q3 03 — Net Income	(7,108)	77,418	(16,636)	(11,078)	49,704
Q2 03 — Net Income	(6,236)	60,126	(14,467)	(4,290)	41,369
Annualized Variance Percent	(56)%	115%	60%	633%	81%
Q3 02 — Net Income	(8,464)	57,983	(12,008)	(8,771)	37,204
Variance Percent	(16)%	34%	39%	26%	34%
Performance Ratios
Q3 03
ROE	—	41%	—	—	20%
ROA	—	2.56%	—	—	1.63%
NIM	—	2.94%	—	—	2.97%
Efficiency ratio	—	40%	—	—	57%
Capital adjusted efficiency ratio	—	34%	—	—	67%
Average FTE	23	3,228	498	—	3,726
Q2 03
ROE	—	33%	—	—	18%
ROA	—	2.24%	—	—	1.52%
NIM	—	2.67%	—	—	2.73%
Efficiency ratio	—	43%	—	—	58%
Capital adjusted efficiency ratio	—	42%	—	—	73%
Average FTE	23	2,999	506	—	3,505
Q3 02
ROE	—	41%	—	—	17%
ROA	—	2.86%	—	—	1.82%
NIM	—	2.62%	—	—	2.71%
Efficiency ratio	—	41%	—	—	58%
Capital adjusted efficiency ratio	—	34%	—	—	81%
Average FTE	28	2,471	456	—	2,927

MORTGAGE BANKING ACTIVITIES

Loan Production

      During the three months ended September 30, 2003, the Company produced $8.7 billion of loans, which was a 63% increase over the $5.3 billion of loans produced during the three months ended September 30, 2002, and a 6% increase over the $8.2 billion of loans produced during the second quarter of 2003. The strong production volume reflects the continued unprecedented levels of production in the mortgage industry, continued penetration of the purchase market, growth in our products that are less interest rate sensitive, and the success of our Investment Portfolio’s customer retention program.

      Total production by loan type was as follows:

	Three Months Ended

	September 30,	September 30,	Variance	June 30,	Variance
	2003	2002	Percent	2003	Percent

	(Dollars in millions)
Volume by product
Prime(1)
Agency conforming	$1,503	$935	61%	$1,471	2%
Alt-A	4,505	2,417	86%	4,081	10%
Jumbo	1,154	948	22%	1,192	(3)%
Subprime(1)	520	380	37%	465	12%
Home equity line of credit(2)	264	119	122%	229	15%
Consumer construction(2)	586	409	43%	518	13%

Subtotal mortgage production	8,532	5,208	64%	7,956	7%
Subdivision construction commitments	149	104	43%	237	(37)%

Total production volume	$8,681	$5,312	63%	$8,193	6%

Mortgage — Web-based production	$5,983	$3,918	53%	$5,994	0%
Mortgage pipeline at period end(3)	$4,688	$5,011	(6)%	$6,929	(32)%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

      In addition to the record production volume, the mix of our pipeline has shifted favorably to even stronger penetration of the purchase market. The following table details the mix of our pipeline between purchase, cash out refinance, and rate/term refinance transactions at September 30, 2003, September 30, 2002 and June 30, 2003:

	As of

	September 30,	September 30,	Variance	June 30,	Variance
	2003	2002	Percent	2003	Percent

	(Dollars in millions)
Purchase transactions	$1,839	$1,067	72%	$1,714	7%
Cash-out refinance transactions	1,698	1,857	(9)%	2,560	(34)%
Rate/term refinance transactions	1,151	2,087	(45)%	2,655	(57)%

Mortgage pipeline at period end	$4,688	$5,011	(6)%	$6,929	(32)%

      While our total pipeline declined 32% from the second quarter, this compares favorably to the Mortgage Bankers Association of America’s reported decline of 57% in its Mortgage Application Index. In addition, the mix of our pipeline has shifted favorably from refinance mortgages to purchase mortgages. Comparing to the June 30, 2003 level, purchase mortgages now represent 39% of the total pipeline compared with 21% a year ago.

      During the nine months ended September 30, 2003, the Company produced $23.5 billion of loans, which was a 64% increase over the $14.3 billion of loans produced during the nine months ended September 30, 2002. Total production by loan type was as follows:

	Nine Months Ended

	September 30,	September 30,	Variance
	2003	2002	Percent

	(Dollars in millions)
Volume by product
Prime(1)
Agency conforming	$4,395	$2,751	60%
Alt-A	11,603	5,597	107%
Jumbo	3,359	2,980	13%
Subprime(1)	1,369	1,106	24%
Home equity line of credit(2)	673	258	161%
Consumer construction(2)	1,544	1,175	31%

Subtotal mortgage production	22,943	13,867	65%
Subdivision construction commitments	516	437	18%

Total production volume	$23,459	$14,304	64%

Mortgage — Web-based production	$16,897	$10,301	64%
Mortgage pipeline at period end(3)	$4,688	$5,011	(6)%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

Mortgage Production by Division and Channel

      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which we have regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgages secured by California properties accounted for 50% of the mortgage loans produced in the three months ended September 30, 2003 based on dollar value, and 41% based on number of loans.

      IndyMac Mortgage Bank produces mortgages through its Business-to-Business (“B2B”), Business-to-Realtor (“B2R”), Consumer Construction (“Home Construction Lending” or “HCL”) and Homebuilder (“HBD”) divisions. IndyMac Consumer Bank produces mortgages through its Business-to-Consumer (“B2C”), HELOC and Retail Bank divisions.

      The following table shows production and key performance indicators of the various relationship businesses of IndyMac Mortgage Bank during the three and nine months ended September 30, 2003.

	Relationship Businesses —
	IndyMac Mortgage Bank

Three Months Ended September 30, 2003	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Mortgage brokers	$2,976	$—	$420	$—	$3,396
Mortgage bankers	1,283	—	233	—	1,516
Conduit	625	—	—	—	625
Realtors	—	311	—	—	311
Builder/ Builder affiliates	—	—	21	168	189
Financial institutions	108	—	—	—	108
Consumer direct marketing	—	—	147	—	147

Subtotal mortgage production	4,992	$311	821	168	6,292
Builder and subdivision construction commitments	—	—	—	149	149

Total relationship businesses production volume	$4,992	$311	$821	$317	$6,441

Percentage of total production	57%	4%	9%	4%	74%
Percentage change relative to:
3rd quarter 2002	44%	125%	36%	144%	49%
2nd quarter 2003	(2)%	11%	10%	(11)%	0%
Composition of mortgage production:
Purchase transactions	33%	29%	100%	73%	41%
Cash-out refinance transactions	42%	35%	0%	14%	36%
Rate/term refinance transactions	25%	36%	0%	13%	23%
Key Performance Indicators for the Three Months Ended September 30, 2003
Active Customers:(1)
Average monthly active customers	2,244	280	311	30	2,865
Active customers during the quarter	3,540	557	732	45	4,874
Net new customers during the quarter(2)	658	347	N/A	15	1,020
Sales and marketing personnel	360	78	84	30	552
Cost per funded mortgage loan (bps)	69	154	80	115	N/A
Percentage Change for the Three Months Ended September 30, 2003 vs. September 30, 2002
Active Customers:(1)
Average monthly active customers	13%	100%	27%	275%	21%
Active customers during the quarter	13%	85%	30%	125%	22%
Sales and marketing personnel	55%	129%	58%	58%	44%
Cost per funded mortgage loan (bps)	17%	(11)%	16%	(47)%	N/A

	Relationship Businesses —
	IndyMac Mortgage Bank

Nine Months Ended September 30, 2003	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Mortgage brokers	$8,471	$—	$1,116	$—	$9,587
Mortgage bankers	3,799	—	694	—	4,493
Conduit	1,461	—	—	—	1,461
Realtors	—	836	—	—	836
Builder/ Builder affiliates	—	—	54	381	435
Financial institutions	336	—	—	—	336
Consumer direct marketing	—	—	385	—	385

Subtotal mortgage production	14,067	$836	2,249	381	17,533
Builder and subdivision construction commitments	—	—	—	516	516

Total relationship businesses production volume	$14,067	$836	$2,249	$897	$18,049

Percentage of total production	59%	4%	10%	4%	77%
Percentage change relative to:
Nine months ended September 30, 2002	47%	159%	27%	86%	49%
Composition of mortgage production:
Purchase transactions	29%	29%	99%	73%	36%
Cash-out refinance transactions	45%	35%	0%	14%	40%
Rate/term refinance transactions	26%	36%	1%	13%	24%
Key Performance Indicators for the Nine Months Ended September 30, 2003
Active Customers:(1)
Average monthly active customers	2,149	251	256	28	2,684
Active customers during the nine months	4,920	938	1,360	79	7,297
Net new customers during the nine months(2)	1,645	202	N/A	30	1,877
Cost per funded mortgage loan (bps)	68	173	75	107	N/A
Percentage Change for the Nine Months Ended September 30, 2003 vs. September 30, 2002
Active Customers:(1)
Average monthly active customers	23%	106%	24%	117%	28%
Active customers during the nine months	27%	76%	30%	31%	32%
Cost per funded mortgage loan (bps)	(1)%	(17)%	7%	(40)%	N/A

(1)	Active customers are defined as customers who funded at least one loan during the period. The HCL division utilizes the B2B marketing relationships with mortgage brokers and mortgage bankers to produce consumer construction loans. As a result, there is some overlap of the two active customer statistics and new customers. The sales and marketing personnel under the HCL division are primarily focused on marketing the consumer construction product directly to consumers.

(2)	Net new customers are the number of new customers signed up during the period less those terminated.

      IndyMac Mortgage Bank’s production increase of 49% from the three months ended September 30, 2002 to the three months ended September 30, 2003 was driven by 44% growth in the core B2B channel and bolstered by even faster growth in our newer channels including B2R and HBD partially offset by the slower growth in HCL as its volume is not driven by refinance. The mix of business was weighted heavily towards refinance activity, reflecting the overall refinance environment, although the purchase mix improved from the second quarter. In addition, we continue to focus on activating new customers and made progress in all channels. At the same time, we have been more disciplined in adding new customers that are more likely to remain active over the long term due to their product mix and technology focus. Our active customer base has increased by 22% from the third quarter of 2002. Consistent with our focus on new customers, we are expanding our sales staff in all channels, focusing on under-penetrated markets consistent with our overall strategy to expand the geographic distribution of our operating centers. During the third quarter 2003, we opened our Bellevue Washington Operations Center and plan to open one or more Regional Operations Centers in the first quarter of 2004.

      HCL continues to take advantage of the strong purchase market as new home construction starts and permits remained at second quarter record levels. New commitment origination volumes grew 10% over the quarter representing approximately 5% of the estimated $40 billion custom residential construction market. Our continued growth in originations is due to increases in active customers by 20% and marketing leads. Leveraging upon the mortgage bank’s regional operations strategy, new commitment volumes are aligned with strong housing growth regions as follows: Atlanta Operations — Southeast & Mid Atlantic; Dallas — Midwest & Intermountain; Pasadena — Southwest & West coast. Overall, HCL enters the fourth quarter as the second largest custom residential lender in the nation and the largest in California.

      The following tables show production and other key performance indicators of the various consumer direct businesses of IndyMac Consumer Bank during the three and nine months ended September 30, 2003. In addition, our Investment Portfolio Group initiated a new customer retention program in connection with its servicing portfolio during the third quarter 2003, as disclosed below.

	Consumer Direct Businesses —
	IndyMac Consumer Bank				Investment
					Portfolio
Three Months Ended September 30, 2003	B2C	HELOC	Retail Bank	Total	Group

	(Dollars in millions)
Volume by Channel and Source(1)
Web-based production:
Direct at www.indymacmortgage.com	$316	$—	$—	$316	$—
Indirect Web-based leads	187	—	—	187	—
Cross-marketing and portfolio refinancing	918	—	76	994	411
Direct telemarketing and affinity relationships	201	55	—	256	—
Retail banking branches	—	—	76	76	—

Total consumer direct production volume	$1,622	$55	$152	$1,829	$411

Percentage of total production	18%	1%	2%	21%	5%
Percentage change relative to:
3rd quarter 2002	73%	N/A	294%	87%	N/A
2nd quarter 2003	3%	20%	27%	5%	N/A
Composition of mortgage production:
Purchase transactions	5%	N/A	23%	7%	0%
Cash-out refinance transactions	45%	N/A	30%	44%	0%
Rate/term refinance transactions	50%	N/A	47%	49%	100%
Key Drivers of Growth and Profitability for the Three Months Ended September 30, 2003
Marketing costs (in thousands)	$3,889	N/A	$3	$3,892	N/A
Marketing cost per funded loan (dollars)	$435	N/A	$4	$439	N/A
Cost per funded mortgage loan (bps)	149	N/A	118	N/A	N/A

	Consumer Direct Businesses —
	IndyMac Consumer Bank				Investment
					Portfolio
Nine Months Ended September 30, 2003	B2C	HELOC	Retail Bank	Total	Group

	(Dollars in millions)
Volume by Channel and Source(1)
Web-based production:
Direct at www.indymacmortgage.com	$975	$—	$—	$975	$—
Indirect Web-based leads	437	—	—	437	—
Cross-marketing and portfolio refinancing	2,475	—	200	2,675	411
Direct telemarketing and affinity relationships	621	142	—	763	—
Retail banking branches	—	—	149	149	—

Total consumer direct production volume	$4,508	$142	$349	$4,999	$411

Percentage of total production	19%	1%	1%	21%	2%
Percentage change relative to:
Nine months ended September 30, 2002.	117%	N/A	289%	130%	N/A
Composition of mortgage production:
Purchase transactions	5%	N/A	20%	6%	N/A
Cash-out refinance transactions	43%	N/A	32%	42%	0%
Rate/term refinance transactions	52%	N/A	48%	52%	100%
Key Drivers of Growth and Profitability for the Nine Months Ended September 30, 2003
Marketing costs (in thousands)	$10,159	N/A	$66	$10,225	N/A
Marketing cost per funded loan (dollars)	$420	N/A	$38	$458	N/A
Cost per funded mortgage loan (bps)	146	N/A	116	N/A	N/A

(1)	HELOC amounts represent the loans produced only by the HELOC division. HELOC loans produced by other business divisions totaled $209 million and $531 million during the three and nine months ended September 30, 2003, respectively. HELOC loans produced by business divisions other than the HELOC division are included in the production volume of the respective originating business division.

      B2C’s production volume grew 73% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The B2C division is currently our most established consumer-direct business, generating 18% of the total consumer-direct business in the third quarter 2003. This business is expected to be more cyclical as a result of changes in interest rates. The HELOC division was established during 2002 to facilitate targeted marketing of our HELOC product directly to consumers in addition to the production of HELOCs within our other production channels. Through a streamlined application process and competitive pricing, this division provides homeowners the ability to easily access the excess equity in their homes for a variety of uses. Currently, we hold the HELOCs generated by the HELOC division for investment, as these HELOCs are prime rate based, and typically have high FICO scores and low combined loan-to-value ratios. The HELOC product also tends to be somewhat counter-cyclical to the mortgage industry. As interest rates rise, consumers who want to access the equity in their home are more inclined to utilize a HELOC product rather than a cash-out refinance of their existing low-rate mortgage loan. As a result, we expect the HELOC division’s production to increase now that the mortgage refinancing boom has abated.

Loan Sales

      The Company sold $6.7 billion and $4.5 billion of loans during the three months ended September 30, 2003 and 2002, respectively, and $18.5 billion and $12.4 billion for the nine months then ended. The Company’s gain on sale of loans increased 57% in the third quarter of 2003 to $121.5 million, from

$77.3 million in the third quarter of 2002. The increase in the gain on sale was a result of a 49% increase in the amount of loans sold, along with a nine basis point increase in net profit margin, from 1.73% in the third quarter of 2002 to 1.82% in the third quarter of 2003. The increase in the net margin is due to more favorable product mix and lower hedge costs.

      The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale to protect its margin on sale of loans. Hedging practices can vary significantly from company to company ranging across a broad spectrum. At one extreme, a mortgage banker may choose to not hedge its pipeline at all. Mortgage bankers who choose to not hedge their pipeline will typically report higher earnings and profit margins in a falling interest rate environment, and lower earnings and profit margins in a rising interest rate environment. This will be the most profitable strategy over an indefinite period of time as more production is done in the declining rate environment, assuming the rates rise as often as they fall. However, this strategy results in highly volatile earnings and could result in losses for an extended period of time potentially risking the depletion of capital reserves. Conversely at the other extreme, a mortgage banker can choose to hedge 100% of its pipeline with option-based instruments to closely offset the “free option” enjoyed by the mortgage loan applicant to not close on his or her loan (i.e. “fallout”). This hedging strategy will generally produce stable and consistent results, but profitability is significantly reduced as the cost of the options can be prohibitive.

      Generally, prudent mortgage bankers will choose a strategy that falls along the spectrum of the above extremes. IndyMac tends to utilize instruments such as forward sale agreements whose change in value as interest rates change is expected to offset the change in value of its underlying mortgage pipeline based on expected closing ratios. Utilizing this strategy we focus on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors such as product type, business units, progress or “status” of transactions, as well as changes in market interest rates since we committed a rate to the borrower (“rate lock commitments”), the Company seeks to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, the Company has been able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments. Companies with lower coverage ratios may tend to follow the market increasing their hedge costs and reducing their profit margins as interest rates rise. In comparing financial results, investors should be aware of the varying results that can be achieved under different hedge strategies.

      The table below illustrates the impact of the Company’s pipeline hedging activities.

	Three Months Ended

	September 30,	September 30,		June 30,
	2003	2002	% Change	2003	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$40	$155	(74)%	$163	(75)%
Gross margin before hedging	0.60%	3.48%	(83)%	2.57%	(77)%
Hedging gains (losses)	$81	$(78)	204%	$(61)	233%
Net gains on sale	$121	$77	57%	$102	19%
Net margin after hedging	1.82%	1.73%	5%	1.61%	13%

	Nine Months Ended

	September 30,	September 30,
	2003	2002	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$322	$379	(15)%
Gross margin before hedging	1.74%	3.05%	(43)%
Hedging (losses)	$(14)	$(153)	91%
Net gains on sale	$307	$226	36%
Net margin after hedging	1.66%	1.82%	(9)%

      Included in the pipeline are rate lock commitments in addition to mortgage loans held for sale. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and, therefore, are recorded at fair value. The Company hedges the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac as the Company deems appropriate to prudently manage this risk. These forward contracts are also accounted for as derivatives and recorded at fair value.

      In measuring the fair value of rate lock commitments, the proceeds expected upon eventual loan sale are used. This value excludes the value of the MSRs inherent in the loan except for certain high quality, liquid, conventional mortgages where whole loan sale prices including servicing rights are readily available. These values are calculated using the same methodologies that are used in our loan sales, adjusted using an anticipated fallout factor for rate lock commitments that will likely not be funded. This method of calculating the value of the derivative has the effect of recognizing a portion of the gain from mortgage loans before the loans are funded. It is important to note that the time from rate lock commitment to loan sale is generally less than 90 days; therefore, any change to current practice would have only a short-term impact on revenues and net income. As of September 30, 2003, the fair value of the rate lock commitments, net of related hedges, was $11.3 million.

      The following table presents the gain on sale margins by product type for the quarters ended September 30 and June 30, 2003:

	Three Months Ended			Three Months Ended
	September 30, 2003			June 30, 2003
Gain on Sale Margins
by Product Type	Amount Sold	Gain on Sale	Margin	Amount Sold	Gain on Sale	Margin

	(Dollars in millions)
Agency conforming	$1,864	$22.8	1.22%	$1,589	$18.4	1.16%
Alt-A and Jumbo	4,155	79.2	1.90%	4,326	69.9	1.62%
Subprime	444	12.5	2.81%	264	6.6	2.50%
Loans acquired through clean-up calls	212	7.0	3.30%	157	7.2	4.59%

Total gain on sale of loans	$6,675	$121.5	1.82%	$6,336	$102.1	1.61%

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

	Three Months Ended

	September 30,	% of loans	September 30,	% of loans	June 30,	% of loans
	2003	sold	2002	sold	2003	sold

	(Dollars in thousands)
Gain on sale of loans	$121,498	1.82%	$77,279	1.73%	$102,146	1.61%
Net interest income	48,854	0.73%	23,498	0.52%	39,467	0.63%
Fee income	18,009	0.27%	12,130	0.27%	18,011	0.28%

Total mortgage banking revenue	$188,361	2.82%	$112,907	2.52%	$159,624	2.52%

Loans sold	$6,674,915		$4,473,620		$6,335,907

	Nine Months Ended

	September 30,	% of loans	September 30,	% of loans
	2003	sold	2002	sold

	(Dollars in thousands)
Gain on sale of loans	$307,427	1.66%	$226,025	1.82%
Net interest income	120,065	0.65%	68,192	0.55%
Fee income	50,811	0.27%	31,574	0.25%

Total mortgage banking revenue	$478,303	2.58%	$325,791	2.62%

Loans sold	$18,534,523		$12,447,009

      The following table shows the various channels through which loans were distributed:

	Three Months Ended

	September 30,	Distribution	September 30,	Distribution	June 30,	Distribution
	2003	Percentages	2002	Percentages	2003	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$4,170	53%	$1,885	39%	$3,459	48%
Private-label securitizations	1,672	21%	1,947	41%	1,617	23%
Whole loan sales	833	11%	642	13%	1,260	18%

Subtotal sales	6,675	85%	4,474	93%	6,336	89%
Investment portfolio acquisitions(2)	1,223	15%	315	7%	798	11%

Total loan distribution	$7,898	100%	$4,789	100%	$7,134	100%

	Nine Months Ended

	September 30,	Distribution	September 30,	Distribution
	2003	Percentages	2002	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$11,093	53%	$6,535	48%
Private-label securitizations	4,760	22%	4,766	35%
Whole loan sales	2,682	13%	1,146	8%

Subtotal sales	18,535	88%	12,447	91%
Investment portfolio acquisitions(2)	2,423	12%	1,148	9%

Total loan distribution	$20,958	100%	$13,595	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.

      In conjunction with the sale of mortgage loans in private-label securitizations and government-sponsored enterprises (GSEs) transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated securities and agency interest-only strips, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $121.5 million in gain on sale of loans earned during the three months ended September 30, 2003 included the retention of $121.2 million of servicing-related assets. Cash flow collected during the three months ended September 30, 2003 from assets previously retained amounted to $52.4 million. More information on the valuation assumptions related to IndyMac’s retained assets can be found on page 29.

INVESTING ACTIVITIES

      IndyMac’s Investment Portfolio Group complements the Company’s mortgage banking activities and serves to diversify the Company’s revenue stream through its investments in single-family residential mortgage loans, mortgage-backed securities and servicing-related assets.

      The Investment Portfolio Group’s investment in prime SFR loans, mortgage-backed securities and mortgage loan servicing related assets also helps to provide a source of income to counterbalance the cyclical nature of mortgage production. Should loan production decline due to factors such as increasing interest rates, the value and fee income of the Investment Portfolio Group’s MSRs generally rises, as there is less incentive for borrowers to refinance at a higher interest rate. Similarly, when loan production increases, the value of the MSRs generally decreases. We believe this serves to stabilize the Company’s revenue stream through increased interest and servicing fee income when production slows.

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

	Three Months Ended

	September 30,	September 30,	June 30,
	2003	2002	2003

	(Dollars in thousands)
Net interest income after provision for loan losses	$34,619	$33,888	$28,237
Service fee (loss) income	(11,113)	3,593	(1,401)
(Loss) gain on mortgage-backed securities, net	(8,647)	7,674	(9,258)
Other income	3,007	1,915	2,761
Average balance of interest-earning assets and MSRs	$7,200,472	$5,307,286	$6,443,855
Investing activities’ return before operating expenses on interest-earning assets and MSRs (annualized)	0.98%	3.52%	1.27%

	Nine Months Ended

	September 30,	September 30,
	2003	2002

	(Dollars in thousands)
Net interest income after provision for loan losses	$94,820	$108,064
Service fee income	(10,130)	17,820
(Loss) gain on mortgage-backed securities, net	(24,816)	3,387
Other income	8,262	8,004
Average balance of interest-earning assets and MSRs	$6,618,571	$5,055,692
Investing activities’ return before operating expenses on interest-earning assets and MSRs (annualized)	1.38%	3.63%

      The decrease in return primarily results from the impact of higher prepayment rates on MSRs and mortgage-backed securities in this low interest rate environment.

Investment Portfolio Group

      The following table sets forth the composition of the Investment Portfolio Group’s assets as of September 30, 2003 and December 31, 2002, respectively:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
SFR mortgage loans held for investment	$3,406,052	$2,096,517
SFR mortgage loans held for sale	756,375	—
Mortgage-backed, U.S. Treasury securities and notes:
Trading securities:
AAA-rated securities and agency interest-only strips	155,258	187,060
AAA-rated principal-only securities	5,647	79,554
U.S. Treasury securities	—	282,219
AAA-rated non-agency securities	—	101,185
AAA-rated agency securities	—	25,055
Other investment grade securities	8,851	9,114
Other non-investment grade securities	1,752	2,956
Residual securities	54,743	78,740

Subtotal — trading securities	226,251	765,883
Available for sale securities:
AAA-rated non-agency securities	1,306,531	1,406,321
AAA-rated agency securities	33,762	123,269
AAA-rated agency notes	146,631	—
Other investment grade securities	23,551	39,258
Other non-investment grade securities	6,805	4,362

Subtotal — available for sale securities	1,517,280	1,573,210

Total mortgage-backed securities and agency notes	1,743,531	2,339,093
Mortgage servicing rights	406,917	300,539

Total	$6,312,875	$4,736,149

Percentage of securities portfolio rated investment grade	96%	96%
Percentage of securities portfolio rated AAA	95%	94%

      AAA-rated securities and agency interest-only strips and residual securities and securities used to hedge these assets, are classified as trading securities. Changes in the fair value of these securities are recorded in earnings. All other mortgage-backed securities are classified as available for sale, and changes in fair value of these assets are recorded in equity.

SFR Mortgage Loans Held for Investment

      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate loans to mitigate interest rate risk. The Company is focused on increasing its portfolio of mortgage loans held for investment to achieve better balance in its investing activities relative to its mortgage banking activities, which tends to be more cyclical. During the third quarter of 2003, the Company added $1.2 billion of mortgage loans in accordance with this strategy. The following table shows the composition of this portfolio as of September 30, 2003 and December 31, 2002, respectively, and relevant credit quality characteristics at September 30, 2003:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
SFR mortgage loans held for investment	$3,406,052	$2,096,517
Average loan size	291	227
Non-performing loans as a percentage of SFR loans	0.54%	1.20%
Estimated average life in years(1)	4.01	3.36
Estimated average duration in years(2)	1.62	1.39
Yield	4.31%	5.69%
Fixed-rate mortgages	20%	23%
Adjustable-rate mortgages	29%	28%
Hybrid adjustable-rate mortgages	51%	49%

Additional Information as of September 30, 2003
Average FICO score(3)	710
Average loan to value ratio	72%
Geographic distribution:
Southern California	30%
Northern California	15%
Michigan	8%
New York	5%
Florida	3%
Georgia	3%
Colorado	2%
New Jersey	2%
Washington	2%
Other (each individually less than 2%)	30%

Total	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Bank’s estimates for prepayments.

(2)	Average duration measures the expected variability of the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores reflect a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

SFR Mortgage Loans Held for Sale

      Loans held for sale in the Investment Portfolio Group are substantially comprised of SFR mortgage loans acquired through exercising our right to call selected transactions as Master Servicer and loans generated through portfolio retention programs. The Company maintains the right to call selected deals when the outstanding loan balances in the securitization trust decline to a specified level, typically 10% of the original collateral balance. During the quarter ended September 30, 2003, we sold approximately $212 million of loans, a significant portion of which was acquired through clean-up call exercises, for a pretax gain of $7.0 million. Additionally, we have recognized a pretax gain of $9.3 million related to the loans acquired through our retention program in the third quarter 2003. The balance at September 30, 2003 of loans held for sale for the Investment Portfolio Group represents the inventory of called loans and loans acquired through retention programs that remain unsold. We expect to exercise our option to call additional loans of approximately $500 million during the remainder of the year, the exact timing and amount of which is dependent upon the future interest rate environment and borrower prepayment behavior.

Mortgage-backed Securities and U.S. Treasury Securities

      The Company’s portfolio of mortgage-backed securities and U.S. Treasury securities totaled $1.6 billion and $2.3 billion at September 30, 2003 and December 31, 2002, respectively. These securities are recorded at fair value. The Company invests in high quality mortgage-backed securities to provide net interest income. The extreme prepayment environment has negatively impacted interest spreads on these securities for most of 2003; however spreads began to recover in the third quarter. At September 30, 2003, 95% of the portfolio was rated AAA with an expected weighted average life of 4.1 years. U.S. Treasury securities in the trading portfolio are purchased to hedge the interest rate risk associated with servicing-related assets, among other types of investments. AAA rated principal-only securities are retained from securities purchased in the secondary market to hedge MSR related assets. The Company periodically trades its hedging instruments to rebalance its portfolio into instruments we believe will most effectively hedge the underlying asset, after considering changing market conditions.

      The fair value of other investment grade and non-investment grade securities by credit rating as of September 30, 2003 and December 31, 2002 follows:

	September 30,				December 31,
	2003				2002

	Current	Discount
	Face	To Face	Amortized	Fair
	Value	Value	Cost	Value	Fair Value

		(Dollars in thousands)
Investment grade mortgage-backed securities:
AAA	$8,020	$75	$8,095	$8,119	$—
AA	—	—	—	—	22,133
A	—	—	—	—	2,445
BBB+	2,247	(176)	2,071	2,175	—
BBB	19,372	(1,299)	18,073	18,457	18,450
BBB-	4,000	(349)	3,651	3,651	5,344

Total other investment grade mortgage-backed securities	$33,639	$(1,749)	$31,890	$32,402	$48,372

Non-investment grade mortgage-backed securities:
BB	$4,683	$(801)	$3,882	$4,010	$3,661
B	841	(556)	285	336	351
CCC	5,435	(4,422)	1,013	1,146	2,955
C	7,043	(5,202)	1,841	1,919	—
D	3,397	(2,610)	787	810	—
NR	840	(555)	285	336	351

Total other non-investment grade mortgage-backed securities	$22,239	$(14,146)	$8,093	$8,557	$7,318

      At September 30, 2003, of the total other investment grade and non-investment grade mortgage-backed securities, $23.5 million was collateralized by prime loans, $15.7 million by subprime loans and $1.8 million by manufactured housing loans.

Mortgage Servicing and Mortgage Servicing Rights

      In addition to its own loans, IndyMac serviced $30.6 billion of mortgage loans owned by others at September 30, 2003 with a weighted average coupon of 6.67%. In comparison, IndyMac serviced $28.4 billion of mortgage loans at December 31, 2002. The table below shows the activity in the servicing portfolio during the quarter and nine months ended September 30, 2003:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2003

	Servicing Portfolio

	(Dollars in millions)
Unpaid principal balance at beginning of period	$29,858	$28,376
Additions	5,951	16,606
Clean-up calls exercised	(392)	(1,324)
Loan payments and prepayments	(4,780)	(13,021)

Unpaid principal balance at September 30, 2003	$30,637	$30,637

      The capitalized value of MSRs totaled $406.9 million as of September 30, 2003 and $300.5 million as of December 31, 2002, reflecting an increase of $106.4 million. The table below shows the activity in MSRs:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$335,727	$316,779	$343,544	$300,539	$321,316
Additions	98,928	53,100	73,732	240,402	178,241
Transfers to agency interest-only strips	(29,499)	—	(17,812)	(47,311)	(66,288)
Clean-up calls exercised	(2,546)	—	(1,481)	(6,502)	—
Scheduled amortization	(22,559)	(15,657)	(21,832)	(65,541)	(51,468)
Valuation/impairment	26,866	(76,181)	(40,424)	(14,670)	(103,760)

Balance at end of period	$406,917	$278,041	$335,727	$406,917	$278,041

      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We first stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are periodically validated by third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings. However, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance, precluding subsequent reversals. As of September 30, 2003, the valuation allowance on MSRs totaled $75.5 million.

      As of October 1, 2003, we made certain changes to our MSR stratification to better reflect the predominant risk characteristics of the portfolio as a result of the change in the portfolio during the historic refinance boom. We will evaluate the MSRs for impairment based on this new stratification prospectively. There was no earning impact at the date of restratification.

AAA-Rated Securities and Agency Interest-Only Strips and Residuals

      We evaluate the carrying value of our AAA-rated securities and agency interest-only strips and residual securities by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual and non-investment grade securities.

      A summary of the activity in the AAA-rated securities and agency interest-only strips and residual securities portfolios for the three and nine months ended September 30, 2003 and 2002 and for the three months ended June 30, 2003, follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
AAA-rated securities and agency interest-only strips:
Beginning balance	$135,264	$232,154	$156,212	$187,060	$211,104
Retained investments from securitizations	11,065	16,424	12,017	36,498	18,516
Transfers from MSRs	29,499	—	17,812	47,311	66,288
Clean-up calls exercised	(7,272)	—	(7,077)	(26,397)	—
Cash received, net of accretion	(12,496)	(15,767)	(13,629)	(40,196)	(37,119)
Valuation losses before hedges	(802)	(43,287)	(30,071)	(49,018)	(69,265)

Ending balance	$155,258	$189,524	$135,264	$155,258	$189,524

Residual securities:
Beginning balance	$66,031	$67,992	$77,998	$78,740	$43,123
Retained investments from securitizations	3,935	37,501	112	18,673	69,054
Sales	—	—	—	(10,525)	—
Cash received, net of accretion	(8,185)	(7,729)	(6,189)	(21,239)	(16,159)
Valuation losses before hedges	(7,038)	(3,531)	(5,890)	(10,906)	(1,785)

Ending balance	$54,743	$94,233	$66,031	$54,743	$94,233

Valuation of Servicing-Related Assets

      AAA-rated securities and agency interest-only strips and residual securities are recorded at fair market value. MSRs are subject to lower of cost or market limitations. We determine the fair value of MSRs using our valuation models, which are periodically validated by third party opinions of value. Relevant information and assumptions used to value the Company’s servicing related assets at September 30, 2003, June 30, 2003 and December 31, 2002 are shown below:

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
September 30, 2003
AAA-rated securities and agency interest-only strips	$155,258	$15,442,718	7.01%	0.39%	45.6%	2.58	19.6%	39.1%	9.2%	N/A

Prime residual securities	$22,778	$2,932,148	7.14%	0.85%	69.9%	0.91	26.1%	40.8%	15.3%	0.6%
Subprime residual securities	31,965	$1,477,988	8.76%	4.25%	42.6%	0.51	33.5%	28.9%	23.6%	2.4%

Total noninvestment grade residual securities	$54,743

MSRs(3)(4)	$406,917	$30,636,605	6.67%	0.32%	50.5%	4.15	19.6%	38.4%	10.1%	N/A

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
June 30, 2003
AAA-rated securities and agency interest-only strips	$135,264	$14,684,652	7.30%	0.44%	42.5%	2.09	24.5%	51.3%	7.6%	N/A

Prime residual securities	$32,211	$3,422,320	7.22%	1.24%	55.3%	0.76	24.8%	53.9%	15.2%	0.5%
Subprime residual securities	33,820	$1,430,135	9.24%	4.20%	37.9%	0.56	33.2%	34.4%	22.7%	2.5%

Total non-investment grade residual securities	$66,031

MSRs(3)	$335,727	$29,858,219	6.97%	0.33%	46.6%	3.41	25.6%	48.6%	9.1%	N/A

December 31, 2002
AAA-rated securities and agency interest-only strips	$187,060	$14,214,229	7.77%	0.53%	38.5%	2.48	23.6%	39.7%	8.7%	N/A

Prime residual securities	$33,400	$2,968,794	7.51%	1.44%	35.5%	0.78	18.9%	40.3%	15.2%	0.7%
Subprime residual securities	45,340	$1,968,041	9.54%	4.21%	30.3%	0.55	32.1%	35.0%	27.1%	2.8%

Total non-investment grade residual securities	$78,740

MSRs	$300,539	$28,375,897	7.56%	0.33%	40.7%	3.21	22.0%	36.3%	9.5%	N/A

(1)	Assumed prepayment speeds are higher in the short term and lower in the long term based on the market forward curve for interest rates rising over the life of the asset.

(2)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.04% and 1.27% for prime and subprime residuals, respectively, at September 30, 2003.

(3)	At September 30, 2003, the capitalized servicing asset includes servicing of $30.6 billion of loans serviced by us. In addition to the primary servicing of $30.6 billion in loans, we also service $5.2 billion of IndyMac-owned loans and loans subserviced for others on an interim basis for a total primary servicing portfolio of $35.2 billion.

      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated securities and agency interest-only strips, we project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn-out of the pool of loans relative to expectations of future rates implied by the market forward LIBOR/swap curve.

      The weighted average multiple for MSRs, AAA-rated securities and agency interest-only strips and residual securities represents the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated securities and agency interest-only strips, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/ conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples whose product mix is different.

      Lifetime prepayment assumptions for AAA-rated securities and agency interest-only strips and MSRs decreased at September 30, 2003 compared to June 30, 2003, while the lifetime prepayment assumption for prime and subprime residuals increased slightly. The increase in prepayment assumption for prime and subprime residuals was the result of higher actual prepayment speeds compared to June 30, 2003. The lifetime prepayment speeds for AAA-rated securities and agency interest-only strips and MSRs are expected to be lower as the interest rates rise. Discount yields increased at September 30, 2003 as compared to June 30, 2003 also reflecting the rise in interest rates and increase in expected lives.

Hedging Interest Rate Risk on Servicing-Related Assets

      With respect to the investment in servicing-related assets (AAA-rated securities and agency interest-only strips, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our Investment Portfolio Group is responsible for the management of interest rate and prepayment risks in the investment portfolio, subject to policies and procedures established by, and oversight from, our management level Asset and Liability Committee (“ALCO”) and Board of Directors level ALCO.

      The objective of our hedging strategy is to mitigate the impact of changes in interest rates on the net economic value of the balance sheet and quarterly earnings, not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and our portfolio retention efforts. Historically, we have hedged servicing-related assets using a mix of securities on balance sheet, such as AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, as well as derivatives such as futures, floors, swaps, or options. Recently, clean-up call revenues and retention programs have also been added to our overall hedging program. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the above instruments designed to correlate well with the hedged assets.

      During 2003, interest rates remained extremely volatile, reaching historic lows in mid June and abruptly reversing during the third quarter. During the first half of 2003, valuation losses of $93.6 million were offset by hedging gains and net interest on hedging instruments totaling $74.6 million. During the third quarter of 2003, valuation gains recorded as a result of decelerated prepayments on the servicing-related assets totaled $19.0 million. In addition to these gains, $3.1 million of net interest income was earned on the hedging instruments. These gains were offset by $43.5 million of losses on financial instruments utilized to hedge the interest rate risk on the servicing-related assets.

      As shown in the segment disclosures on page 12, the overall returns for the servicing-related assets were essentially flat, as clean-up call gains and portfolio retention efforts offset net hedging losses.

      The following breaks out the components of service fee income and the gain on mortgage-backed securities, net.

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
Service fee income:
Gross service fee income	$28,007	$21,181	$25,510	$77,574	$73,168
Amortization	(22,559)	(15,657)	(21,832)	(65,541)	(51,469)

Service fee income net of amortization	5,448	5,524	3,678	12,033	21,699
Valuation adjustments on MSRs	26,866	(76,181)	(40,424)	(14,670)	(103,760)
Hedges (losses) gains	(43,427)	74,250	35,345	(7,493)	99,880

Total service fee (expense) income	$(11,113)	$3,593	$(1,401)	$(10,130)	$17,819

Net (loss) gain on securities:
Realized gain on available-for-sale securities	$—	$—	$2,022	$2,022	$7,478
Impairment on available-for-sale securities	(745)	—	(808)	(2,135)	(2,431)
Unrealized loss on AAA-rated securities and agency interest only strips and residual securities	(7,840)	(43,287)	(35,962)	(59,924)	(69,265)
Transfer of residual securities to trading classification	—	5,492	—	—	5,492
Transfer of instruments used to hedge AAA IOs and residual securities to trading	—	1,127	—	—	1,127
Net (loss) gain on securities and other instruments used to hedge AAA-rated securities and agency interest-only strips and residual securities	(62)	44,342	25,490	35,221	60,986

Total (loss) gain on mortgage-backed securities, net	$(8,647)	$7,674	$(9,258)	$(24,816)	$3,387

Construction Lending

      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9-12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase. When the loan converts to permanent status the loan is transferred into the Company’s pipeline of mortgage loans held for sale. These loans are typically fixed-rate loans. Consumer construction loan origination grew 10% over the second quarter 2003, consistent with seasonal increases in single-family residence construction, and 36% over the same quarter of 2002. Increases in both origination channels (B2B and B2C) were driven by growth in active customers and marketing leads. The cost of funding an HCL construction loan increased 7% from the same quarter of 2002. Consumer construction loans outstanding at September 30, 2003 were $1,094 million, up 25.0% compared to the amount at December 31, 2002.

      With respect to builder construction loans, our activities have been increasingly focused on those homebuilders that provide our mortgage loans to their customers when they sell the completed residence. New production is limited to nine states for new commitments (California, Illinois, Nevada, Utah, Arizona, Colorado, Washington, Oregon and Florida). Builder construction loans are typically based on prime rates. Builder loans outstanding, including construction and land and other mortgage loans, declined $65.2 million or 10.8% as compared to December 31, 2002. Commitments related to these outstanding loans declined $106.8 million or 9.7% over the same period. This decline is the result of loan payoffs exceeding new production and is expected to continue through the fourth quarter 2003. A substantial portion of our builder construction loans carries the guarantee of the builder.

      The following tables present further information on our construction loan portfolios.

	As of

	September 30, 2003		December 31, 2002

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Construction loans	$1,093,918	$446,413	$875,335	$482,408
Land and other mortgage loans	$182,002	$93,875	$81,885	$123,066
Outstanding commitments	$2,079,394	$997,323	$1,531,011	$1,104,160
Average construction loan commitment	$378	$2,415	$415	$1,982
Non-performing loans	0.70%	2.20%	1.08%	2.92%
Yield	6.20%	6.47%	7.13%	7.06%
Fixed-rate loans	94%	0%	94%	1%
Adjustable-rate loans	0%	98%	0%	96%
Hybrid adjustable-rate loans	6%	2%	6%	3%

Additional Information as of September 30, 2003

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan to value ratio(1)	74%		71%
Average FICO score(2)	707		N/A
Geographic distribution(3)
Southern California	31%	Southern California	41%
Northern California	20%	Northern California	28%
New York	6%	Illinois	15%
Hawaii	4%	Colorado	3%
Florida	3%	Texas	2%
Colorado	3%	Nevada	2%
New Jersey	3%
Nevada	3%
Washington	2%
Connecticut	2%
Other (each individually< 2%)	23%	Other (each individually< 2%)	9%

Total Consumer Construction	100%	Total Builder Construction	100%

(1)	The average loan to value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at September 30, 2003.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.

(3)	Geographic distribution is based on outstanding balances. Some projects are continuing to be built out in states in which we no longer solicit new loans.

      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in “Credit Risk and Reserves” at page 40.

HELOC Portfolio

      The following table presents information on our HELOCs as of September 30, 2003, June 30, 2003, and December 31, 2002. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	September 30,	June 30,	December 31,
	2003	2003	2002

	(Dollars in thousands)
Outstanding book value	$587,364	$485,471	$312,881
Outstanding commitments(1)	$999,701	$763,504	$459,537
Average spread over prime	1.94%	1.97%	1.78%
Average FICO score	712	712	711
Average CLTV ratio(2)	77%	77%	78%

Additional Information as of September 30, 2003

	Total	Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Book Value	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
>= 96% &< = 100%	$15,553	$47	4.39%	723	0.55%
>= 91% &< = 95%	83,673	52	3.51%	715	0.59%
>= 81% &< = 90%	233,597	51	2.31%	695	0.59%
>= 71% &< = 80%	139,562	81	1.00%	716	0.76%
70%	114,979	87	0.88%	728	0.42%

Total	$587,364

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

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

	Three Months Ended

	September 30, 2003			September 30, 2002			June 30, 2003

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,665,884	$20,436	4.87%	$2,004,520	$29,246	5.79%	$1,553,656	$16,111	4.16%
Loans held for sale	4,043,670	61,934	6.08%	2,425,306	40,395	6.61%	3,467,140	52,460	6.07%
Mortgage loans held for investment	3,473,840	37,767	4.31%	1,521,289	23,318	6.08%	3,173,541	37,201	4.70%
Builder construction and income property	549,544	8,977	6.48%	522,539	10,110	7.68%	570,944	9,768	6.86%
Consumer construction	1,009,016	15,592	6.13%	760,955	13,568	7.07%	899,204	14,639	6.53%
Investment in Federal Home Loan Bank stock and other	277,246	2,633	3.77%	142,763	1,537	4.27%	244,552	2,298	3.77%

Total interest-earning assets	11,019,200	147,339	5.30%	7,377,372	118,174	6.36%	9,909,037	132,477	5.36%

Other	1,105,794			715,530			972,687

Total assets	$12,124,994			$8,092,902			$10,881,724

Interest-bearing deposits	$3,336,257	22,261	2.65%	$2,476,147	23,989	3.84%	$2,996,427	21,950	2.94%
Advances from Federal Home Loan Bank	4,094,698	28,959	2.81%	2,068,865	26,635	5.11%	3,588,032	28,308	3.16%
Other borrowings	2,434,027	13,666	2.23%	2,032,547	17,175	3.35%	2,276,959	14,704	2.59%

Total interest-bearing liabilities	9,864,982	64,886	2.61%	6,577,559	67,799	4.09%	8,861,418	64,962	2.94%

Other	1,289,642			659,115			1,115,755

Total liabilities	11,154,624			7,236,674			9,977,173
Shareholders’ equity	970,370			856,228			904,551

Total liabilities and shareholders’ equity	$12,124,994			$8,092,902			$10,881,724

Net interest income		$82,453			$50,375			$67,515

Net interest spread			2.70%			2.27%			2.42%

Net interest margin			2.97%			2.71%			2.73%

	Nine Months Ended

	September 30, 2003			September 30, 2002

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,713,395	$57,508	4.49%	$1,727,136	$86,061	6.66%
Loans held for sale	3,459,452	159,595	6.17%	2,043,010	105,511	6.90%
Mortgage loans held for investment	3,135,760	110,931	4.73%	1,688,024	85,012	6.73%
Builder construction and income property	563,791	28,465	6.75%	555,700	32,434	7.80%
Consumer construction	915,998	44,627	6.51%	733,493	41,494	7.56%
Investment in Federal Home Loan Bank stock and other	234,355	6,886	3.93%	140,248	4,904	4.68%

Total interest-earning assets	10,022,751	408,012	5.44%	6,887,611	355,416	6.90%

Other	991,042			695,588

Total assets	$11,013,793			$7,583,199

Interest-bearing deposits	$3,023,169	65,899	2.91%	$2,697,174	82,125	4.07%
Advances from Federal Home Loan Bank	3,463,913	82,825	3.20%	1,982,686	76,028	5.13%
Other borrowings	2,507,798	46,296	2.47%	1,484,197	43,931	3.96%

Total interest-bearing liabilities	8,994,880	195,020	2.90%	6,164,057	202,084	4.38%

Other	1,103,865			551,814

Total liabilities	10,098,745			6,715,871
Shareholders’ equity	915,048			867,328

Total liabilities and shareholders’ equity	$11,013,793			$7,583,199

Net interest income		$212,992			$153,332

Net interest spread			2.54%			2.52%

Net interest margin			2.84%			2.98%

      The net interest margin during the third quarter of 2003 has widened from that of the second quarter 2003 and third quarter 2002. During the third quarter, the yield on interest earning assets continued to decline due to high prepayment speeds. However, the effect of that was partially offset by higher yielding clean-up call loans we have acquired. In addition, the rapid amortization of higher premium bonds which negatively impacted yields in the second quarter 2003 has substantially abated. Similarly, cost of funds has further decreased on deposits and borrowings. The decrease in borrowing rates is largely result of the repricing of higher interest rate CDs to lower rates and a shift to shorter-term borrowings.

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to: (1) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate); (2) changes in the rate (changes in the average interest rate multiplied by the prior period’s volume); and (3) changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Three Months Ended September 30, 2003 vs. 2002

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$(4,941)	$(4,655)	$786	$(8,810)
Loans held for sale	26,956	(3,249)	(2,168)	21,539
Mortgage loans held for investment	29,929	(6,779)	(8,701)	14,449
Builder construction and income property	522	(1,574)	(81)	(1,133)
Consumer construction	4,423	(1,809)	(590)	2,024
Investment in Federal Home Loan Bank stock and other	1,447	(181)	(170)	1,096

Total interest income	58,336	(18,247)	(10,924)	29,165
Interest expense:
Interest-bearing deposits	8,333	(7,467)	(2,594)	(1,728)
Advances from Federal Home Loan Bank	26,079	(12,002)	(11,753)	2,324
Other borrowings	3,394	(5,764)	(1,139)	(3,509)

Total interest expense	37,806	(25,233)	(15,486)	(2,913)

Net interest income	$20,530	$6,986	$4,562	$32,078

	Nine Months Ended September 30, 2003 vs. 2002

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$(685)	$(28,091)	$223	$(28,553)
Loans held for sale	73,152	(11,261)	(7,807)	54,084
Mortgage loans held for investment	72,911	(25,297)	(21,695)	25,919
Builder construction and income property	472	(4,377)	(64)	(3,969)
Consumer construction	10,324	(5,758)	(1,433)	3,133
Investment in Federal Home Loan Bank stock and other	3,291	(783)	(525)	1,983

Total interest income	159,465	(75,567)	(31,301)	52,597
Interest expense:
Interest-bearing deposits	9,926	(23,332)	(2,820)	(16,226)
Advances from Federal Home Loan Bank	56,799	(28,620)	(21,382)	6,797
Other borrowings	30,298	(16,532)	(11,401)	2,365

Total interest expense	97,023	(68,484)	(35,603)	(7,064)

Net interest income	$62,442	$(7,083)	$4,302	$59,661

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

      The following table sets forth the NPV and change in NPV of the Bank that we estimate might result from a 100 basis point change in interest rates as of September 30, 2003 and December 31, 2002. IndyMac’s NPV model has been built to focus on the Bank alone as the $118.5 million of assets at the Parent Company have relatively little interest rate risk exposure.

	September 30, 2003			December 31, 2002

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$294,621	$294,621	$294,621	$196,589	$196,589	$196,589
Trading securities	208,541	162,944	225,923	728,602	729,055	727,761
Available for sale securities	1,515,220	1,565,383	1,471,031	1,563,648	1,572,911	1,542,879
Loans held for sale	2,990,657	3,055,545	2,901,394	2,249,088	2,313,001	2,170,046
Loans held for investment	5,765,989	5,817,311	5,698,743	3,883,039	3,913,596	3,844,944
MSRs	406,917	282,948	492,942	300,539	226,834	365,046
Other assets	684,294	696,371	672,194	465,046	473,382	459,294
Derivatives	149,443	208,072	170,047	72,445	67,868	104,189

Total assets	$12,015,682	$12,083,195	$11,926,895	$9,458,996	$9,493,236	$9,410,748

Deposits	$4,154,416	$4,186,643	$4,123,579	$3,177,911	$3,217,410	$3,139,628
Advances from Federal Home Loan Bank	4,083,857	4,112,223	4,055,934	2,786,237	2,820,402	2,753,314
Other borrowings	2,417,601	2,419,335	2,415,588	2,493,168	2,495,465	2,490,801
Other liabilities	175,599	175,691	175,463	140,853	140,897	140,741

Total liabilities	10,831,473	10,893,892	10,770,564	8,598,169	8,674,174	8,524,484

Shareholders’ equity (NPV)	$1,184,209	$1,189,303	$1,156,331	$860,827	$819,062	$886,264

% Change from base case		.43%	(2.35)%		(4.85)%	2.95%

      Retained earnings of $134.9 million contributed significantly to the $323.4 million increase in the Bank’s NPV during the nine months ended September 30, 2003. This increase also reflects deployment of excess capital primarily through additions to the SFR mortgage HFI portfolio. Additionally, the NPV has improved as the Bank’s funding mix has become better matched to the related assets through the maturity and subsequent repricing of fixed rate FHLB advances and certificates of deposit in addition to the use of liability hedging strategies. A deposit mix more heavily weighted towards lower cost transaction accounts has also added to the NPV. It should be noted that this analysis does not reflect changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

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

CREDIT RISK AND RESERVES

GENERAL

      The following table summarizes the Company’s allowance for loan losses/ credit discounts and non-performing assets as of September 30, 2003.

		Allowance			QTD Net	YTD Net
		for Loan	Total Reserves		Charge	Charge
		Losses/Credit	as a Percentage	Non-Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Discounts	of Book Value	Assets	REO (Gains)	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$3,917,411	$18,808	0.48%	$11,112	$1,014	$2,870
Land and other mortgage	99,921	3,178	3.18%	103	—	—
Builder construction and income property	512,152	12,587	2.46%	11,884	100	3,166
Consumer construction	1,093,918	10,313	0.94%	8,555	446	1,017

Total core held for investment loans	5,623,402	44,886	0.80%	31,654	1,560	7,053
Discontinued product lines(1)	76,005	7,595	9.99%	7,209	2,201	7,427

Total held for investment portfolio	5,699,407	52,481	0.92%	38,863	3,761	14,480
Held for sale portfolio	3,111,909	13,353	0.43%	31,414	—	—

Total loans	$8,811,316	$65,834	0.75%	70,277	$3,761	$14,480

Foreclosed assets
Core portfolios				26,120	$(101)	$(1,326)
Discontinued product lines				1,556	206	69

	Total foreclosed assets			27,676	$105	$(1,257)

Total non-performing assets				$97,953

Total non-performing assets as a percentage of total assets				0.81%

(1)	Discontinued product lines include manufactured home loans, home improvement loans and warehouse lines of credit.

      The following tables provide additional comparative data on non-performing assets relative to the allowance for loan losses.

	September 30,	September 30,	December 31,
	2003	2002	2002

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$11,112	$16,028	$15,097
Land and other mortgage loans	103	14,526	8,376
Builder construction	11,884	12,997	9,275
Consumer construction	8,555	10,075	10,257

Total portfolio non-performing loans	31,654	53,626	43,005
Discontinued product lines	7,209	12,415	10,005

Total non-performing loans held for investment	38,863	66,041	53,010
Non-performing loans held for sale	31,414	10,670	10,626

Total non-performing loans	70,277	76,711	63,636
Foreclosed assets	27,676	26,818	36,526

Total non-performing assets	$97,953	$103,529	$100,162

Total non-performing assets to total assets	0.81%	1.31%	1.05%

Allowance for loan losses to non-performing loans held for investment	135%	82%	96%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$42,346	$43,256	$41,314	$41,771
Provision for loan losses	4,100	1,251	10,625	5,554
Charge-offs net of recoveries
SFR mortgage loans	(1,014)	(2,173)	(2,870)	(3,916)
Builder construction	(446)	—	(1,017)	(1,019)
Consumer construction	(100)	(46)	(3,166)	(102)

Charge-offs net of recoveries	(1,560)	(2,219)	(7,053)	(5,037)

Balance, end of period	44,886	42,288	44,886	42,288
Discontinued product lines
Balance, beginning of period	7,696	12,880	9,447	15,929
Provision for loan losses	2,100	1,449	5,575	4,900
Charge-offs net of recoveries	(2,201)	(2,746)	(7,427)	(9,246)

Balance, end of period	7,595	11,583	7,595	11,583

Total allowance for loan losses	$52,481	$53,871	$52,481	$53,871

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Net charge-offs to average loans	0.05%	0.13%	0.24%	0.39%
Core portfolio loans only:
Net charge-offs to average loans	0.02%	0.06%	0.12%	0.14%

      Total credit-related reserves, including the allowance for loan losses and the lower of cost or market valuations, amounted to $65.8 million at September 30, 2003, compared to $57.7 million at December 31, 2002. The allowance for loan losses of $52.5 million for loans held for investment at September 30, 2003 represented 0.92% of total loans held for investment. This compares to an allowance for loan losses of $50.7 million, or 1.28% of total loans held for investment, at December 31, 2002.

      The ratio of non-performing assets to total assets improved to 0.81% at September 30, 2003 from 1.05% at December 31, 2002. Total non-performing assets decreased by $2.2 million, from $100.2 million at December 31, 2002 to $98.0 million at September 30, 2003. The decrease is largely due to the decrease of $8.9 million in foreclosed assets as a result of liquidations. However, offsetting the decrease in foreclosed assets, our non-performing loans increased $6.6 million compared to December 31, 2002. The increase in our non-performing loans was due to $20.8 million increase in loans held for sale portfolio, while the non-performing loans held for investment portfolio decreased $14.1 million. The decrease in non-performing loans held for investment can be attributable to overall improved credit quality and strong asset management. The increase in non-performing loans held for sale is a result of the loans acquired through clean-up calls exercised during the third quarter 2003. The clean up call non-performing loans amounted to $14.4 million at September 30, 2003, which accounted for 46% of the total non-performing loans held for sale.

      As master servicer for our various securitizations, we retain the right to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10%, of the original balance. When the fair value of performing loans remaining within a securitization exceeds the expected losses on nonperforming loans and the cost of exercise, we will typically exercise our option to call. We called a total of $372.6 million loans during the third quarter of 2003. A portion of the loans we acquired pursuant to clean-up calls were delinquent or non-performing. At September 30, 2003, non-performing assets acquired through clean-up calls amounted to $17.7 million, of which $14.4 million is non-performing loans included in loans held for sale. We anticipate that approximately $500 million in loans will be eligible for clean-up calls during the fourth quarter of 2003. Therefore, it is possible that the absolute levels of non-performing loans held by us may increase temporarily between the time of the call exercise and the disposition of these loans.

      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at September 30, 2003 was $52.5 million or 0.92% of loan balance, compared to 1.48% of total loan balance at September 30, 2002. The overall asset quality improved due to decreases in non-performing loans held for investment and disposition of foreclosed assets. Non-performing loans decreased by $27.2 million from $66.0 million at September 30, 2002 to $38.9 million at September 30, 2003. The non-performing loan amount at September 30, 2003 included one large matured construction loan in the amount of $9.2 million. Between the collateral and the guaranty, we expect to collect the full amount of this loan.

      With respect to IndyMac’s non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $2.2 million during the third quarter of 2003, down from the $2.7 million of charge-offs on these portfolios during the third quarter of 2002. After provision for loan losses of $2.1 million, the allowance for loan losses was $7.6 million, or 10% of the remaining principal balance of such liquidating portfolios, compared to the 11.2% reserve coverage at September 30, 2002.

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

      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of our allowance for loan losses is also subject to review by our federal regulator, the Office of Thrift Supervision (“OTS”). Our regulator may require that our allowance for loan losses be increased based on their evaluation of the information available to it at the time of its examination of the Bank.

      With respect to mortgage loans held for sale, IndyMac does not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the lower of cost or market valuation for these loans. The lower of cost or market on loans held for sale totaled $13.4 million at September 30, 2003. The increase in non-performing loans held for sale was largely due to the delinquent loans acquired as part of the clean-up calls exercised by the Company during the third quarter 2003. Therefore, the increase in non-performing loans is not related to our core lending portfolios and is expected to be temporary until the disposition of these loans.

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

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$81.6	$50,287	0.16%
Securitization trusts	7.7	43,094	0.02%

Total	$89.3	$93,381	0.10%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. These reserves, which totaled $36 million at September 30, 2003, have two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the reserves during the three and nine months ended September 30, 2003.

	Three	Nine
	Months	Months

	(Dollars in thousands)
Balance, beginning of period	$30,100	$37,636
Additions/provisions	12,202	24,013
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(6,302)	(25,649)

Balance, September 30, 2003.	$36,000	$36,000

      Reserve levels are a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of its gain on sale proceeds to these reserves going forward. The entire balances of our secondary market reserves are included on the consolidated balance sheets as a component of other liabilities.

OPERATING EXPENSES

      A summary of operating expenses follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2003	2002	2003	2003	2002

	(Dollars in thousands)
Salaries and related	$63,100	$51,963	$57,030	$173,225	$148,686
Premises and equipment	9,591	8,137	8,138	26,035	22,731
Loan purchase costs	8,176	6,063	7,810	23,044	16,294
Professional services	5,581	6,402	5,086	15,277	16,213
Data processing	11,430	5,554	8,131	26,325	14,919
Office	6,296	4,845	5,860	17,416	13,026
Advertising and promotion	6,705	3,839	6,580	19,349	9,220
Operations and sale of foreclosed assets	1,506	(812)	794	3,256	164
Other	4,897	3,004	5,329	13,772	7,998

	$117,282	$88,995	$104,758	$317,699	$249,251

      General and administrative expenses, including salaries, increased during the three months ended September 30, 2003 to $117.3 million, compared to $89.0 million during the same period in 2002, primarily in salaries and related expenses. The increase of $11.1 million in salaries and related expenses over prior year third quarter is attributable to increases in commission and bonus expenses as our production volume and net earnings have increased significantly. During the third quarter 2003, the Company has continued to open new locations and build infrastructure to support its projected continued growth in its operations. Therefore, premises and equipment costs, data processing expenses, and advertising fees have increased by approximately $1.5 million, $5.9 million, and $2.9 million, respectively, over the same quarter of 2002. Lastly, due to reduced gain on sale of foreclosed assets, the net expense on operations of foreclosed assets increased by $2.3 million, as compared to three months ended September 30, 2002.

      Total general and administrative expenses increased by $68.4 million from $249.3 million for the nine months ended September 30, 2002 to $317.7 million for the nine months ended September 30, 2003. The increase was again largely driven by the increases in salaries and infrastructure related expenses as a result of our significantly increased mortgage loan productions and operational expansions.

      Despite the increase in operation expenses, our efficiency ratio has improved from 58% for the quarter ended September 30, 2002 to 57% of current year third quarter.

DIVIDEND POLICY

      Based on IndyMac’s strong operating performance and strong financial position, including earnings, capital and liquidity and its commitment to shareholder value, IndyMac’s Board of Directors declared a cash dividend of $0.20 per share, up 33%, from $0.15 per share in the previous quarter and double the dividend rate paid in the first two quarters this year. The cash dividend is payable December 18, 2003 to shareholders of record on November 13, 2003.

FUTURE OUTLOOK

      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last 2 decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. We believe, based on our confidence in our employees, hybrid thrift/ mortgage banking business model, capital strength and ability to gain market share, that we are positioned to grow earnings per share at a compounded growth rate of approximately 15% over the long run, or approximately double the rate of the industry. In fact IndyMac’s historical track record has exceeded this target over the last decade with compounded annual growth of 28% under its current management team. During this period, IndyMac experienced eight years where earnings per share grew at 20% or more each year with one year of negative growth due to extraordinary global market factors in 1998 and one year where earnings per share grew 11%, below this targeted growth level.

      With that said, the past three years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs as a result of historically low interest rates, which led to record refinancing of mortgages. The industry is in the midst of a major transition from these historic highs back to more normalized levels and the Mortgage Bankers Association of America in its Mortgage Finance Forecast is projecting that industry production will decline 52% next year. Given the significant industry transition, IndyMac expects that its earnings per share next year will lag its long-term growth rate and may even decline slightly as we make this transition.

      In the midst of this significant industry transition, forecasting is difficult. While there are many scenarios that could occur, we currently reasonably forecast that 2004 earnings per share will range from $2.90 to $3.25. Following this transition period for our industry which will be largely completed by the end of next year, we would expect to continue to grow at our targeted 15% or better annual rate.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      At September 30, 2003, we had operating liquidity of $942.5 million, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

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

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended September 30, 2003, we sold our loans through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. If any of our sales channels were disrupted, our liquidity could be negatively impacted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.

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

      The following table sets forth the balance of deposits, by deposit category, as of the following period ends:

	September 30, 2003		September 30, 2002		December 31, 2002

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Noninterest-bearing checking	$42,897	1%	$31,562	1%	$38,430	1%
Interest-bearing checking	37,649	1%	37,460	1%	37,867	1%
Savings	1,440,208	35%	541,270	19%	635,608	21%
Custodial accounts	683,400	16%	385,702	14%	497,462	16%

Total core deposits	2,204,154	53%	995,994	35%	1,209,367	39%
Certificates of deposit	1,942,180	47%	1,859,340	65%	1,931,135	61%

Total deposits	$4,146,334	100%	$2,855,334	100%	$3,140,502	100%

      The increase in our savings deposits from $541.3 million to $1,440 million is mainly due to the introduction of the top tier money market products since October of last year. As the equity market remains volatile, liquid saving accounts have been an attractive investment alternative.

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	September 30, 2003		September 30, 2002		December 31, 2002

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$1,667,092	40%	$1,241,619	43%	$1,297,668	41%
Telebanking	569,034	14%	502,218	18%	489,977	16%
Internet	487,396	12%	301,929	11%	338,830	11%
Money desk	739,412	18%	423,866	15%	516,565	16%
Custodial	683,400	16%	385,702	13%	497,462	16%

Total deposits	$4,146,334	100%	$2,855,334	100%	$3,140,502	100%

      Included in deposits at September 30, 2003 and December 31, 2002 were non-interest bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $683.4 million and $497.5 million, respectively.

Advances from Federal Home Loan Bank

      The Federal Home Loan Bank system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, the Bank is approved for collateralized advances of up to $4.8 billion, of which $4.1 billion were outstanding at September 30, 2003. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are intended to be used in ongoing operations and fund future growth and/or repurchases of IndyMac Bancorp stock under its share repurchase program. In July 2003, we issued an additional $30 million of 6.05% trust preferred securities, the proceeds of which will also be used in operations. These securities did not contain any warrants on IndyMac Bancorp common stock.

      Upon the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, on July 1, 2003, the trusts have been deconsolidated from the financial statements of the company. Trust preferred debentures, representing the liabilities due from IndyMac Bancorp to IndyMac Capital Trusts, amounted to $153.2 million and $117.1 million at September 30, 2003 and December 31, 2002, respectively. The increase in balance is primarily due to the issuance of $30 million trust preferred in July 2003. These debentures are included in Other Borrowings on the consolidated balance sheets.

Other Borrowings, excluding Trust Preferred

      Other borrowings, excluding trust preferred, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase. Total other borrowings decreased to $2,417.6 million at September 30, 2003, from $2,491.7 million at December 31, 2002. The decrease of

$74.1 million was the result of using funds generated from sales of loans and securities, an increase in FHLB advances and an increase in savings deposits, instead of borrowings to fund mortgage loans originated during the three months ended September 30, 2003.

      At September 30, 2003, we had $2.9 billion in committed financing facilities, of which $1.4 billion was utilized and $636.4 million was available to use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities.

PRINCIPAL USES OF CASH

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities.

      As a financial institution, the lending and borrowing functions are integral parts of our business. When evaluating our sources and uses of cash, we consider cash used to grow our investments, and the borrowings used to finance those investments, separately from the Company’s operating cash flows. Our most significant use of cash is for the acquisition of mortgage loans and securities. In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), purchases of loans held for sale and trading securities, net of sales of such loans and securities, are required to be included in our consolidated statements of cash flows (see page 58) as a component of net cash used in operating activities, whereas the borrowings used to fund a substantial portion of such loan and securities purchases are required to be recorded in our cash flow statements as a component of net cash provided by financing activities. The amounts of net purchases of loans held for sale and trading securities included as components of net cash (used in)/provided by operating activities totaled $(137.2) million during the nine months ended September 30, 2003 and $197.6 million during the nine months ended September 30, 2002. Excluding the purchase and sale activities for loans held for sale and trading securities, the net cash (used in)/provided by the Company’s operating activities totaled $(34.0) million and $67.5 million for the nine months ended September 30, 2003 and 2002, respectively. During the third quarter 2003, the Company started to purchase swaptions, and more caps and floors to hedge certain liabilities and servicing-related assets. The net (increase)/decrease in premiums paid for these derivative instruments totaled $(118.4) million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively. The net cash provided by the Company’s operating activities before the activities for trading securities, loans held for sale and purchase of derivative instruments amounted to $84.4 million and $67.0 million for the nine months ended September 30, 2003 and 2002, respectively.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss was ($27.4) million at September 30, 2003, compared to ($17.7) million at December 31, 2002. This change was a result of: (1) the decline in fair value of certain interest rate swaps and swaptions designated as cash flow hedges of floating rate borrowings and does not include related increases in the fair value of loans held for investment that are funded by borrowings that are hedged by these interest rate swaps and (2) the decline in the value of securities classified as available for sale. Accumulated Other Comprehensive Loss is not a component of the determination of regulatory capital.

REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that the Bank hold Tier 1 (core) capital of at least 8% of adjusted assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of risk-weighted assets. This particular condition expired on July 1, 2003 and the Bank has committed to the OTS to maintain total risk-based capital and Tier 1 risk-based capital (core capital minus the deduction for low-level recourse and residual interests) equal to at least 10% and 6%, respectively, of risk-weighted assets. As of September 30, 2003, the Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The OTS guidance suggests that subprime portfolios be supported by capital equal to one and one-half to three times greater than what is appropriate for similar prime assets. The OTS has accepted the Bank’s approach to conform to this guidance, which is based on the secondary market and rating agency securitization models. We segment the subprime loans into categories based on quantifiable, increasing risk levels. Category I includes all subprime loans with 1.0% to 1.5% estimated lifetime loss; Category II includes all subprime loans with 1.5% to 2.0% estimated lifetime loss; and Category III includes all subprime loans with greater than 2.0% estimated lifetime loss. These categories are risk-weighted for capital purposes at 150%, 200% and 300% of the standard risk weighting for the asset type, respectively. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. The levels and balances within each level were as follows at September 30, 2003:

	09/30/03	Multiple of Standard	Risk-Based
	Balance	Risk Weighting	Capital %

	(Dollars in thousands)
Category I	$428,537	1.5	10%
Category II	91,219	2.0	12%
Category III	231,161	3.0	22%

Total subprime	$750,917		15%

      As of September 30, 2003, $469.7 million or 62.6% of our subprime loans are held for sale as calculated for regulatory reporting purposes.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at September 30, 2003. Because not all institutions have uniformly implemented the new subprime guidance, it is possible that IndyMac’s risk-based capital ratios will not be comparable to other institutions. The impact of the additional risk weighting criteria had the effect of reducing IndyMac’s risk-based capital by 109 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	7.92%	7.92%	2.00%
Tier 1 core	7.92%	7.92%	5.00%
Tier 1 risk-based	12.94%	11.90%	6.00%
Total risk-based	13.58%	12.49%	10.00%

      The ratios above do not include $69.6 million of unencumbered cash at IndyMac Bancorp that is available for contribution to the Bank’s regulatory capital. Including the excess capital held by the Bank and such cash, we had $260 million of total excess capital at September 30, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

      We are party to various transactions that have an off-balance sheet component. In connection with loan sales that are securitization transactions, there are $11.3 billion in loans owned by off-balance sheet trusts as of September 30, 2003. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than for non-credit-related recourse that can arise under standard representations and warranties.

      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated securities and agency interest-only strips and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

      As of September 30, 2003, we have utilized various hedging instruments, including futures, floors, swaps, and options, to reduce our interest-rate exposure on retained servicing assets. The hedging instruments carried a fair value of $122 million at September 30, 2003.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our material contractual obligations as of September 30, 2003. The debt includes advances from Federal Home Loan Bank, other borrowings, including trust preferred debentures.

	Payment Due

	October 1, 2003	January 1, 2004	January 1, 2007
	through	through	through	After
	December 31, 2003	December 31, 2006	December 31, 2009	December 31, 2009

	(Dollars in thousands)
Debt	$4,631,274	$1,244,979	$526,000	$228,374
Operating Leases	3,967	43,723	24,808	19,299

Total	$4,635,241	$1,288,702	$550,808	$247,673

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

VALUATION RISK

      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of third party market quotations or sale information to value such assets. The assets include AAA-rated securities and agency interest-only strips, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 5% of total assets and 65% of total equity at September 30, 2003. The fair value of these assets could vary significantly as market conditions change.

CREDIT RISK

      A significant portion of our Investment Portfolio consists of prime residential SFR loans held for investment, and non-investment grade securities and residuals collateralized by mortgage loans. We also provide construction lending to consumers and developers to build residential properties. The credit risk profile on consumer loans is very similar to that of our permanent mortgage loans, while builder construction loans tend to have a higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At September 30, 2003, the book value of these non-core portfolios was $68.4 million, net of reserves.

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

CRITICAL ACCOUNTING POLICIES

      Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies, that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of our financial statements. These policies relate to: (1) the valuation of AAA-rated securities and agency interest-only strips; (2) the valuation of MSRs; (3) the valuation of non-investment grade securities and residuals; (4) the methodology for determining our allowance for loan losses; and (5) the valuation of our secondary market reserves. Management discusses these critical accounting policies and related judgments with IndyMac’s audit committee and external auditors on a quarterly basis. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on the Company’s critical accounting policies, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      See “Overall Interest Rate Risk Management” above for quantitative and qualitative disclosure about market risk on page 39.

ITEM 1.	FINANCIAL STATEMENTS

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$294,880	$196,720
Securities classified as trading ($81.0 million and $472.0 million pledged as collateral for repurchase agreements at September 30, 2003 and December 31, 2002, respectively)	226,251	765,883
Mortgage-backed securities and agency notes available for sale, amortized cost of $1.5 billion and $1.6 billion at September 30, 2003 and December 31, 2002, respectively ($1.5 billion and $974.2 million pledged as collateral for borrowings at September 30, 2003 and December 31, 2002, respectively)	1,517,280	1,573,210
Loans receivable:
Loans held for sale
Prime	2,671,883	1,939,780
Subprime	250,717	213,405
Consumer lot loans	175,956	74,498

Total loans held for sale	3,098,556	2,227,683
Loans held for investment
SFR mortgage	3,406,052	2,096,517
Land and other mortgage	99,921	130,454
Builder construction	466,413	482,408
Consumer construction	1,093,918	875,335
Income property	45,739	64,053
HELOC	587,364	312,881
Allowance for loan losses	(52,481)	(50,761)

Total loans held for investment	5,646,926	3,910,887

Total loans receivable ($1.7 billion pledged as collateral for repurchase agreements at September 30, 2003 and December 31, 2002)	8,745,482	6,138,570
Mortgage servicing rights	406,917	300,539
Investment in Federal Home Loan Bank stock, at cost	267,196	155,443
Interest receivable	45,047	47,089
Goodwill and other intangible assets	33,894	34,549
Foreclosed assets	27,676	36,526
Other assets	502,844	325,925

Total assets	$12,067,467	$9,574,454

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$4,146,334	$3,140,502
Advances from Federal Home Loan Bank	4,059,899	2,721,783
Other borrowings	2,570,728	2,608,534
Other liabilities	330,946	253,670

Total liabilities	11,107,907	8,724,489
Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 84,715,708 shares (55,561,512 outstanding) at September 30, 2003 and issued 83,959,547 shares (54,829,486 outstanding) at December 31, 2002	847	840
Additional paid-in-capital	1,018,953	1,007,936
Accumulated other comprehensive loss	(27,352)	(17,747)
Retained earnings	486,349	377,707
Treasury stock, 29,154,196 shares and 29,130,061 shares at September 30, 2003 and December 31, 2002, respectively	(519,237)	(518,771)

Total shareholders’ equity	959,560	849,965

Total liabilities and shareholders’ equity	$12,067,467	$9,574,454

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(Unaudited)

	(Dollars in thousands, except per share data)
Interest income
Mortgage-backed and other securities	$20,437	$29,246	$57,508	$86,061
Loans held for sale
Prime	52,571	32,660	133,340	92,089
Subprime	6,784	4,327	20,170	10,014
HELOC	—	3,004	—	3,004
Consumer lot loans	2,578	404	6,085	404

Total loans held for sale	61,933	40,395	159,595	105,511
Loans held for investment
SFR mortgage	30,140	20,272	90,113	66,289
Land and other mortgage	1,793	3,046	5,886	15,599
Builder construction	8,191	8,743	25,474	28,474
Consumer construction	15,591	13,568	44,627	41,494
Income property	787	1,367	2,991	3,960
HELOC	5,834	—	14,931	3,124

Total loans held for investment	62,336	46,996	184,022	158,940
Other	2,633	1,537	6,887	4,904

Total interest income	147,339	118,174	408,012	355,416
Interest expense
Deposits	22,261	23,989	65,899	82,125
Advances from Federal Home Loan Bank	28,959	26,635	82,824	76,028
Other borrowings	13,666	17,175	46,297	43,931

Total interest expense	64,886	67,799	195,020	202,084

Net interest income	82,453	50,375	212,992	153,332
Provision for loan losses	6,200	2,700	16,200	10,454

Net interest income after provision for loan losses	76,253	47,675	196,792	142,878
Other income
Gain on sale of loans	121,498	77,279	307,428	226,025
Service fee (loss) income	(11,113)	3,593	(10,130)	17,820
(Loss)gain on mortgage-backed securities, net	(8,647)	7,674	(24,816)	3,387
Fee and other income	21,655	14,531	60,634	40,820

Total other income	123,393	103,077	333,116	288,052

Net revenues	199,646	150,752	529,908	430,930
Other expense
Operating expenses	117,282	88,995	317,699	249,251
Amortization of other intangible assets	208	263	655	842

Total other expense	117,490	89,258	318,354	250,093

Earnings before provision for income taxes	82,156	61,494	211,554	180,837
Provision for income taxes	32,452	24,290	83,564	73,040

Net earnings	$49,704	$37,204	$127,990	$107,797

Earnings per share
Basic	$0.90	$0.65	$2.33	$1.83
Diluted	$0.87	$0.64	$2.26	$1.78
Weighted average shares outstanding
Basic	55,255	56,879	55,034	59,040
Diluted	56,991	58,375	56,561	60,727
Dividends paid per share	$0.15	—	$0.35	—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-In-	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2001	60,366,266	$833	$996,649	$570	$234,314	$—	$(387,228)	$845,138
Common stock options exercised	583,669	6	9,397	—	—	—	—	9,403
Net directors’ and officers’ notes (receivables)	—	—	(379)	—	—	—	—	(379)
Deferred compensation, restricted stock	21,356	—	1,227	—	—	—	—	1,227
Net loss on mortgage securities available for sale	—	—	—	1,456	—	1,456	—	1,456
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(16,205)	—	(16,205)	—	(16,205)
Dividend reinvestment plan	1,341	—	33	—	—	—	—	33
Purchases of common stock	(5,013,163)	—	—	—	—	—	(110,669)	(110,669)
Net earnings	—	—	—	—	107,797	107,797	—	107,797

Total comprehensive income	—	—	—	—	—	$93,048	—	—

Balance at September 30, 2002	55,959,469	$839	$1,006,927	$(14,179)	$342,111		$(497,897)	$837,801

Balance at December 31, 2002	54,829,486	$840	$1,007,936	$(17,747)	$377,707	$—	$(518,771)	$849,965
Common stock options exercised	552,148	7	9,159	—	—	—	—	9,166
Net directors’ and officers’ notes payments	—	—	196	—	—	—	—	196
Deferred compensation, restricted stock	204,013	—	1,662	—	—	—	—	1,662
Net loss on mortgage securities available for sale	—	—	—	(3,468)	—	(3,468)	—	(3,468)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(6,137)	—	(6,137)	—	(6,137)
Purchases of common stock	(24,135)	—	—	—	—	—	(466)	(466)
Cash dividends	—	—	—	—	(19,348)	—	—	(19,348)
Net earnings	—	—	—	—	127,990	127,990	—	127,990

Total comprehensive income	—	—	—	—	—	$118,385	—	—

Balance at September 30, 2003	55,561,512	$847	$1,018,953	$(27,352)	$486,349		$(519,237)	$959,560

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$127,990	$107,797
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Total amortization and depreciation	145,836	98,728
Provision for valuation adjustment of mortgage servicing rights	14,670	103,760
Gain on sale of loans	(307,428)	(226,025)
Loss (gain) on mortgage-backed securities, net	24,816	(3,387)
Provision for loan losses	16,200	10,454
Net decrease (increase) in mortgage servicing rights	3,772	(885)
Net decrease (increase) in other assets and liabilities	58,535	(23,473)

Net cash provided by operating activities before activity for trading securities, held for sale loans and purchase of derivative instruments	84,391	66,969
Net sales (purchases) of trading securities	589,876	(280,535)
Net (purchases) sales of and payments from loans held for sale	(727,073)	478,140
Net (increase) decrease on premiums paid for derivative instruments	(118,407)	563

Net cash (used in) provided by operating activities	(171,213)	265,137

Cash flows from investing activities:
Net purchases of and payments from loans held for investment	(1,925,254)	(172,055)
Net sales (purchases) of and payments from mortgage-backed securities available for sale	46,145	(294,302)
Net increase in investment in Federal Home Loan Bank stock, at cost	(111,753)	(8,861)
Net purchases of property, plant and equipment	(28,236)	(33,099)

Net cash used in investing activities	(2,019,098)	(508,317)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,005,832	(383,536)
Net increase (decrease) in advances from Federal Home Loan Bank	1,337,914	(49,799)
Net (decrease) increase in other borrowings	(74,373)	788,313
Net proceeds from issuance of trust preferred debentures	29,550	—
Net payments from stock options and notes receivable	9,362	10,284
Cash dividends paid	(19,348)	—
Purchases of common stock	(466)	(110,669)

Net cash provided by financing activities	2,288,471	254,593

Net increase in cash and cash equivalents	98,160	11,413
Cash and cash equivalents at beginning of period	196,720	153,295

Cash and cash equivalents at end of period	$294,880	$164,708

Supplemental cash flow information:
Cash paid for interest	$193,569	$195,412

Cash paid for income taxes	$35,875	$25,341

Supplemental disclosure of noncash investing and financing activities
Net transfer of loans held for sale to (from) loans held for investment	$1,786,048	$(176,261)

Net transfer of mortgage-backed securities available for sale to trading	$—	$215,050

Net transfer of mortgage-servicing rights to trading securities	$47,311	$66,288

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

Note 1 — Basis of Presentation

      IndyMac Bancorp, Inc. is a savings and loan holding company. References to “IndyMac Bancorp” refer to the parent company alone while references to “IndyMac” or “we” refer to IndyMac Bancorp and its consolidated subsidiaries. Our primary business is single family residential mortgage lending, using a hybrid thrift business model including portfolio lending and thrift financing. We offer a wide array of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers.

      The consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank®, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with US GAAP. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 — Newly Adopted or Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (“ARB”) No. 51”, (the “Interpretation”). The Interpretation introduces a new consolidation model — the variable interests model — which determines control (and consolidation) based on potential variability in gains or losses of the entity being evaluated for consolidation. The party with the majority of the variability in gains or losses of the variable interest entity (“VIE”) is required to consolidate the VIE. However, qualifying special-purpose entities defined under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are not required to be consolidated in the financial statements of a transferor. We adopted the Interpretation on July 1, 2003 and deconsolidated the capital trusts formed in connection with the issuance of trust preferred securities, which had very minimal effect on the consolidated financial statements. We also are not aware of any other relationships or transactions that we have entered impacted by FIN No. 46. Lastly, the FIN No. 46 provisions are subject to further deliberation by the FASB, and accordingly, there could be further changes to our accounting for the capital trusts formed for the issuance of trust preferred securities.

      The FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) on April 30, 2003. SFAS No. 149 does not amend the definition of a derivative. The provisions of SFAS No. 149 merely represent the codification of previous Derivatives Implementation Group decisions, which are already effective and being applied. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or the operating results of the Company.

      On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires liability accounting for certain freestanding financial instruments that are either indexed to, or potentially settled in shares of the issuer. SFAS No. 150 does not apply to obligations incurred pursuant to stock compensation arrangements accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective for the Company on July 1, 2003. Application of SFAS No. 150 to instruments that exist on the date

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of adoption should be reported through a cumulative effect of a change in an accounting principle. The adoption of SFAS No. 150 did not have any impact on the financial condition or the operating results of the Company.

Note 3 — Securities

      The following table details our securities classified as trading and mortgage-backed and other securities available for sale as of September 30, 2003 and December 31, 2002, respectively.

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Securities classified as trading:
AAA-rated securities and agency interest-only strips	$155,258	$187,060
AAA-rated principal-only securities	5,647	79,554
U.S. Treasury securities	—	282,219
AAA-rated non-agency securities	—	101,185
AAA-rated agency securities	—	25,055
Other investment grade securities	8,851	9,114
Other non-investment grade securities	1,752	2,956
Residual securities	54,743	78,740

Total	$226,251	$765,883

Mortgage-backed securities and agency notes available for sale:
AAA-rated non-agency securities	$1,306,531	$1,406,321
AAA-rated agency securities	33,762	123,269
AAA-rated agency notes	146,631	—
Other investment grade securities	23,551	39,258
Other non-investment grade securities	6,805	4,362

Total	$1,517,280	$1,573,210

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

      Segment information for the three and nine months ended September 30, 2003 and 2002 was as follows:

	IndyMac	IndyMac	Investment
	Mortgage	Consumer	Portfolio
	Bank	Bank	Group	Other	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2003
Net interest income(expense)	$50,194	$14,314	$28,045	$(10,100)	$82,453
Net revenues (loss)	158,546	53,553	16,961	(29,414)	199,646
Net earnings (loss)	64,380	16,663	3,483	(34,822)	49,704
Assets as of September 30, 2003	$3,651,439	$1,119,854	$6,661,224	$634,950	$12,067,467
Three months ended September 30, 2002
Net interest income (expense)	$36,421	$8,066	$17,053	$(11,165)	$50,375
Net revenues (loss)	110,037	32,607	34,662	(26,554)	150,752
Net earnings (loss)	43,747	6,783	15,917	(29,243)	37,204
Assets as of September 30, 2002	$2,812,371	$551,890	$4,230,532	$298,179	$7,892,972

	IndyMac	IndyMac	Investment
	Mortgage	Consumer	Portfolio
	Bank	Bank	Group	Other	Consolidated

	(Dollars in thousands)
Nine months ended September 30, 2003
Net interest income (expense)	$139,245	$36,216	$65,884	$(28,353)	$212,992
Net revenues (loss)	400,998	138,544	53,620	(63,254)	529,908
Net earnings (loss)	158,866	40,457	13,377	(84,710)	127,990
Assets as of September 30, 2003	$3,651,439	$1,119,854	$6,661,224	$634,950	$12,067,467
Nine months ended September 30, 2002
Net interest income (expense)	$116,066	$24,136	$54,616	$(41,486)	$153,332
Net revenues (loss)	326,952	83,697	81,983	(61,702)	430,930
Net earnings (loss)	129,093	17,605	33,466	(72,367)	107,797
Assets as of September 30, 2002	$2,812,371	$551,890	$4,230,532	$298,179	$7,892,972

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

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). As required under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands,
	except per share data)
Net Earnings
As reported	$49,704	$37,204	$127,990	$107,797
Stock-based compensation expense	(4,257)	(5,398)	(12,546)	(14,550)
Tax effect	1,682	2,132	4,956	5,747

Pro forma	$47,129	$33,938	$120,400	$98,994

Basic Earnings Per Share
As reported	$0.90	$0.65	$2.33	$1.83
Pro forma	$0.85	$0.60	$2.19	$1.68
Diluted Earnings Per Share
As reported	$0.87	$0.64	$2.26	$1.78
Pro forma	$0.83	$0.58	$2.13	$1.63

      In addition, during the three months ended September 30, 2003 and 2002, we recognized compensation expense of $612 thousand ($370 thousand, net of taxes) and $370 thousand ($224 thousand, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

ITEM 4.     CONTROLS AND PROCEDURES

      As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to September 30, 2003.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

10.1	Employment Agreement dated September 29, 2003 between IndyMac Bank and Ashwin Adarkar.
10.2	Employment Agreement dated September 15, 2003 between IndyMac Bank and Sherry Dupont.
10.3	Employment Agreement dated July 1, 2001 between IndyMac Bank and Charles Holroyd.
10.4	Employment Agreement dated July 31, 2003 between IndyMac Bank and Thomas H. Potts.
10.5	Employment Agreement dated July 31, 2003 between IndyMac Bank and Charles Allen Williams.
10.6	IndyMac Bank Deferred Compensation Plan, as amended.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company furnished a report on Form 8-K on September 9, 2003, which included:

Item 9.	Regulation FD Disclosure regarding presentation material for the Roth Capital Partners Conference in New York, September 9, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on October 31, 2003.

INDYMAC BANCORP, INC.

By:	/s/ MICHAEL W. PERRY

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ SCOTT KEYS

Scott Keys
Executive Vice President
and Chief Financial Officer