Form 10-K
period 2003-12-31
INDYMAC BANCORP INC
filed 2004-03-05
CIK 773468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One) ☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-8972

INDYMAC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

155 North Lake Avenue, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 669-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value (including related preferred stock purchase rights)	New York Stock Exchange
WIRES Units (Trust Preferred Securities and Warrants)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

[None.]

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

      Based on the closing price for shares of Common Stock as of June 30, 2003, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,398,990,175. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

      As of February 23, 2004, 57,396,048 shares of IndyMac Bancorp, Inc. Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 Annual Meeting — Part III

INDYMAC BANCORP, INC.

2003 FORM 10-K ANNUAL REPORT

INDYMAC BANCORP, INC.

2003 FORM 10-K ANNUAL REPORT

Item 1. and Item 7.

PART I

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Form 10-K may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our financial condition, results of operations, plans, objectives and future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties, including, among others, those identified in the “Key Operating Risks” and “Risk Factors That May Affect Future Results” discussions below, which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     BUSINESS

      We are the holding company for IndyMac Bank, F.S.B., a Federal Deposit Insurance Corporation (“FDIC”) insured savings and loan association. IndyMac Bank® is the largest savings and loan in Los Angeles County and the 14th largest nationwide, based on assets. IndyMac is in the business of designing, manufacturing, and distributing cost-efficient financing for the acquisition, development, and improvement of single-family homes. IndyMac also provides financing secured by single-family homes to facilitate consumers’ personal financial goals, and strategically invests in single-family related assets. We facilitate the acquisition, development, and improvement of single-family homes through our award-winning e-MITS® (Electronic Mortgage Information and Transaction System) platform that automates underwriting, risk-based pricing and ratelocking on a nationwide basis via the Internet. IndyMac’s mortgage products and services are tailored to meet the needs of both consumers and businesses.

      IndyMac (then known as Countrywide Mortgage Investments, Inc.) was founded as a passive mortgage real estate investment trust (“REIT”) in 1985 and transitioned its business model to become an active, operating mortgage lender in 1993. In response to the global liquidity crisis in the fourth quarter of 1998 in which many non-regulated financial institutions, mortgage lenders and mortgage REITs were adversely impacted or did not survive, we determined that it would be advantageous to become a depository institution. The depository structure provides significant advantages in the form of diversified financing sources, the retention of capital to support growth and a strong platform for the origination of mortgages. Accordingly, effective January 1, 2000 we terminated our status as a REIT and converted to a fully taxable entity, and, on July 1, 2000, we acquired SGV Bancorp, Inc. (“SGVB”), which then was the parent of First Federal Savings and Loan Association of San Gabriel Valley, a federal savings association. We contributed substantially all of our assets and operations to the subsidiary savings association, which we renamed IndyMac Bank, F.S.B. (“Bank”).

      References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “IndyMac,” or the “Company” refer to the parent company and its consolidated subsidiaries.

BUSINESS MODEL

      IndyMac’s hybrid thrift/ mortgage banking business model is the framework for our corporate structure. Our primary business is the origination of and investment in single-family residential mortgage assets. A mortgage banking company originates mortgage loans for sale to investors, and services such loans on an on-going basis for the investors. As such, a mortgage banking company has a higher asset turnover rate than a traditional savings and loan, and generates a higher portion of its income from gains on the sale of loans and servicing fees, and a lower portion from net interest income. Mortgage loan production can also be held on the balance sheet in the form of loans and mortgage backed securities, similar to a more traditional savings and loan, providing a source of revenues that is generally counter-cyclical to mortgage banking revenues. These revenues consist primarily of interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of prime mortgage and home equity loans, as well as mortgage servicing rights, to achieve greater balance between its mortgage banking activities and its core investing activities. We believe that our investing activities will increasingly serve to stabilize IndyMac’s core income.

      The mortgage market is a huge industry, with mortgages outstanding growing an average of 7 to 8 percent annually over the last several decades. According to the National Mortgage News, we were one of the top 19 originators of mortgage loans in the United States. During the fourth quarter of 2003, our market share approximated 0.8% based on mortgage loan origination volume of $29.2 billion in 2003. IndyMac’s long-term strategy focuses on gaining a larger share of the mortgage origination market without compromising our profitability goals. We plan to accomplish this by leveraging our mortgage-banking infrastructure, increasing our marketing and sales efforts, and expanding our geographic presence. To complement our mortgage banking activities, we will continue to add high quality single-family residential and home equity loans to the investment portfolio to help mitigate fluctuations in earnings during the mortgage origination cycle.

      We offer many types of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers. We serve a wide range of customers, including consumers, mortgage brokers, mortgage bankers, community financial institutions, homebuilders and real estate professionals. The environment of historically low interest rates over the past three years has been very favorable for mortgage lenders who effectively hedged their mortgage servicing rights. Consumers continued to refinance existing loans and historically low mortgage rates opened the door for home ownership to many first time buyers. By late 2003, the market began transitioning back to more traditional levels. The Mortgage Bankers Association estimates that production fell by 49% in the fourth quarter of 2003 compared to the third quarter of 2003 and that 2004 origination volume will decrease 47% to $2 trillion, compared to $3.8 trillion in 2003. While our forecast includes a reduction in origination volume in 2004, we do not expect to experience a decrease as significant as other mortgage bankers due to our focus in less interest rate sensitive mortgage products and mortgage channels with strong ties to the purchase market. Looking ahead, we expect our earnings to remain relatively flat in 2004 compared to 2003, but then increasing to approximately $4.00 per share in 2005. We would expect continued solid EPS growth thereafter given our historical compounded annual EPS growth rate from December 31, 1992 through December 31, 2003 of 28%. These earning estimates do not include the impact of the potential change in rate lock accounting discussed in “Item 7, Operations, Mortgage Banking Activities.”

MORTGAGE BANKING ACTIVITIES

      We offer single-family residential mortgage products in all 50 states using a technology-based approach. Our ability to leverage our technology investment over multiple channels, products and customers creates an efficient, low-cost operating platform. Our Internet-based, e-MITS platform is an automated loan submission, underwriting, and risk-based pricing system that allows any of our mortgage loan customers, both business and consumer, to conduct business with us electronically through our mortgage loan Internet sites. During 2003, 72% of the loan balance of mortgage loans we acquired was processed through e-MITS.

      We provide our mortgage banking customers with a range of choices designed to meet their financial needs. Our broad product line includes adjustable-rate mortgages (“ARMs”) offering borrowers multiple payment options, and fixed-rate mortgages, both conforming and non-conforming (a conforming loan is one that falls within the maximum loan size and meets other criteria for inclusion in the guarantee programs of Fannie Mae or Freddie Mac). We also offer subprime loans, construction financing for single-family residences provided directly to individual consumers, builder construction financing facilities for larger residential subdivision loans and home equity lines of credit (“HELOCs”).

      When we have accumulated a sufficient volume of loans with similar characteristics, generally $100 million to $500 million in principal amount, we resell the loans in the secondary market. The length of time between when we purchase a mortgage loan and when we sell or securitize the mortgage loan generally ranges from 10 to 90 days, depending on factors such as loan volume by product type and market fluctuations in the prices of mortgage-backed securities. One of our strategies is to reduce the period of time we hold loans before they are sold. On average during 2003, we sold loans within 50 days of purchase or origination. The faster loan turnover rate provides for a more efficient use of our capital and reduces hedge costs, which results in a higher return on average equity.

      We sell the majority of the mortgage loans that we originate or purchase (79% in 2003). The loans are sold on a non-recourse basis, but we make certain representations and warranties concerning the loans. We generally retain the servicing rights with respect to loans sold to the government sponsored enterprises, or GSEs (primarily Fannie Mae and Freddie Mac). The credit losses on these loans are absorbed by the GSEs. We pay guarantee fees to the GSEs to compensate them for their assumption of credit risk. We have recently begun selling loans to the Federal Home Loan Bank of San Francisco (“FHLB”), for which we retain the servicing rights. Loans sold to the FHLB typically contain a risk-sharing arrangement in which we benefit from the performance of the loans sold. This benefit is typically less than 10 basis points of the loan amount sold and is recorded as a residual and included as a component of securities classified as trading.

      We also sell loans through private-label securitizations. Loans sold through private-label securitizations consist primarily of prime non-conforming loans and subprime loans. The securitization process involves the sale of the loans to one of our wholly owned bankruptcy remote special purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or securitization trusts. The third party investors or the securitization trusts have no recourse to our assets or us and have no ability to require us to repurchase their securities. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we could be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special purpose entities” which meet the legal isolation criteria of Statement of Financial Accounting Standards No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and are therefore not consolidated for financial reporting purposes. To a lesser extent, we also sell loans on a whole-loan basis to institutional investors who typically acquire the related loan servicing rights.

      In addition to the cash the securitization trust pays for the loans, we often retain certain interests in the securitization trust as payment for the loans. These retained interests may include mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, AAA-rated senior securities, subordinated classes of securities, residual securities, cash reserve funds, or an overcollateralization account. Other than AAA-rated interest-only securities, the AAA-rated senior securities and the MSRs, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. We are entitled to receive payment on most of these retained interests only after the third party investors are repaid their investment plus interest and there is excess cash in the securitization trust. Our ability to obtain repayment of our residual interests depends solely on the performance of the underlying mortgage loans. Material adverse changes in performance of the loans, including actual credit losses and prepayment speeds, may have a significant adverse effect on the value of these retained interests.

      We usually retain the servicing rights for the securitized mortgage loans, as discussed in the description of servicing operations below under the caption “Loan Servicing Operations.” As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. This servicing fee is calculated and payable on a monthly basis. We may also be entitled to receive additional servicing compensation, such as late payment fees or prepayment penalties. Our servicing fees have priority in payment over the senior classes of securities issued by the securitization trusts.

      In addition to securitization trusts, from time to time we use Net Interest Margin (“NIM”) trusts to securitize our interest in residual securities from prior or recently completed securitization transactions. NIM trusts issue bonds to outside investors secured by the residual securities we contribute to the trusts. The cash proceeds from the sale of the NIM bonds to investors are paid to us by the NIM trusts as payment for the residual securities. The NIM bonds are obligations of the NIM trusts and are collateralized only by the residual securities. We are not obligated to make any payments on the bonds. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities. We receive cash flows from our retained interests in the NIM trusts once the bonds issued to the investors are fully paid off. At December 31, 2003, these NIM trusts held assets valued at $46.9 million and our retained interests in these NIM trusts are valued at $16.0 million. Our retained interests in the NIM trusts are included as a component of securities classified as trading securities on our consolidated balance sheets.

      Our mortgage banking revenue consists primarily of gain on the sale of loans, net interest income, and fee income associated with the loans held for sale. We sell our loans through three distribution channels in the secondary market: GSEs, private-label securitizations, and whole loan sales. Additionally, we transfer loans to our Investment Portfolio, which currently consists primarily of ARM and hybrid ARM loans.

      Because many of our mortgage banking activities are tied to the purchase and sale of single-family residences, our business is subject to some seasonal volatility. Typically, loan originations tend to be higher in summer months and lower in winter months.

INVESTING ACTIVITIES

Investments

      In an effort to generate continuing earnings that are more stable and complement our mortgage banking activities, we invest in residential mortgage loans, mortgage securities, and MSRs either retained in connection with our mortgage banking activities or purchased in the secondary mortgage market. The strategy of our Investment Portfolio Group is to: 1) leverage and scale infrastructure with prudent mortgage related asset growth to stabilize and diversify company-wide earnings, targeting a return on equity ranging from 15% to 20% and 2) hedge the interest rate and prepayment risks attendant with servicing-related assets.

      Mortgage loans held for investment are generally originated or acquired through our mortgage banking activities and transferred to the Investment Portfolio Group. Held for investment loans may also be acquired from third party sellers. Such loans are typically prime loans as the majority of the subprime loans originated are securitized in private transactions or sold to GSEs. The Investment Portfolio Group invests in loans for which it can earn an acceptable return on equity. We are currently investing primarily in ARMs in order to minimize interest rate risk, and to a lesser extent, loan products which we believe the market does not properly price. We may also retain a portion of the loans acquired through our exercise of clean-up calls as these loans are generally high quality, seasoned loans that generate an above-market yield.

      A substantial portion of the servicing related assets retained by the Investment Portfolio Group are generated in connection with issuances of private-label securities and agency loan sales by our mortgage banking operations. Retained assets typically include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated senior securities, non-investment grade securities and residuals. In addition to retaining assets from our private-label securitizations and agency loan sales, the Investment Portfolio Group also purchases mortgage-backed securities issued by other lenders in the secondary mortgage market. Our investment grade securities include AAA-rated and agency interest-only securities, agency mortgage-backed securities and debentures, and other mortgage-backed securities. In addition to hedging the AAA-rated and agency interest-only securities portfolio, the Investment Portfolio Group also manages and hedges our investment in MSRs. Substantially all MSRs were created in connection with our mortgage banking activities and include both primary and master servicing, as further discussed below. However, we may purchase MSRs from other servicers if we believe the investment will generate appropriate returns.

      The primary sources of revenue for the Investment Portfolio Group are net interest income on loans and securities, and service fee income from MSRs. We also were able to recognize significant revenue from gain on sale of loans acquired through our clean up call and retention program during 2003. Valuation changes related to MSRs (subject to lower of amortized cost or fair value limitations), AAA-rated and agency interest-only securities and their related hedges are also recognized through earnings. Periodically, trading gains or losses may also be recognized through earnings, although trading is not a core Investment Portfolio Group activity.

Loan Servicing Operations

      At December 31, 2003, through our Home Loan Servicing operation in Kalamazoo, Michigan, we serviced $36.9 billion of mortgage loans, of which $6.1 billon were owned by us. The servicing portfolio includes servicing for prime and subprime loans, HELOCs, manufactured housing loans and home improvement loans.

      Servicing of mortgage loans includes: collecting loan payments; responding to customers’ inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance; making physical inspections of the mortgaged property, as necessary; counseling delinquent mortgagors; modifying and refinancing loans; supervising foreclosures and liquidation of foreclosed property; performing required tax reporting; and performing other loan administration functions necessary to protect investors’ interests and comply with applicable laws and regulations. Servicing operations also include remitting loan payments, less servicing fees, to trustees and, in some cases, advancing delinquent borrower payments to investors, subject to a right of reimbursement.

SEGMENTS

      IndyMac is structured to achieve synergies among its operations and to enhance customer service, operating through its three main segments, IndyMac Mortgage Bank, IndyMac Consumer Bank and the Investment Portfolio Group. The common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channels in which each operates. IndyMac Mortgage Bank provides consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, community financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential (“SFR”) mortgages, mortgage-backed securities and MSRs, the Investment Portfolio Group generates core spread and fee income and provides critical support to IndyMac’s mortgage lending operations.

      Our business relationship customers include customers in the following channels: business-to-business (“B2B”), business-to-realtor (“B2R”), consumer construction (Home Construction Lending, or “HCL”) and our homebuilder division (“HBD”). Our direct to consumer channels include business-to-consumer (“B2C”), HELOC division and retail banking.

INDYMAC MORTGAGE BANK

Mortgage Professionals (B2B)

      Our B2B channel was responsible for 62% of our total mortgage production during 2003. B2B acquires mortgage loans through three primary channels: wholesale, correspondent, and conduit, working through mortgage brokers, mortgage bankers and financial institutions. When acquiring mortgage loans, we generally purchase the rights to “service” the mortgage loans (as described below). When we sell the loans, we may either retain the related servicing rights and service the loans through our Home Loan Servicing division or sell those rights. See “Loan Servicing Operations” above. B2B’s production volume includes both purchases and originations. Originations are defined as loans that are generated by the mortgage broker, but closed in our name (also referred to as “table funded” loans).

      B2B has a centralized group that targets customers based on their loan production volume, product mix and projected revenue to us. Our B2B sales force is responsible for maintaining and increasing loan production from these customers by marketing B2B’s strengths, which include a “one stop shop” for all products, competitive pricing and response time efficiencies in the loan purchase process through our e-MITS underwriting process and high customer service standards.

      During 2003, to continue our emphasis on increasing production capacity and geographic penetration to build market share, the B2B division opened new regional centers in Dallas, Texas and Seattle, Washington. With these two new centers, the B2B division currently has seven regional centers. Looking ahead, we plan to open additional centers as a way of increasing geographic penetration to gain market share in target markets, improving customer service, and improving operational efficiencies.

Realtors (B2R)

      Through our LoanWorks® brand, we serve real estate professionals who are interested in cross-selling mortgage loans as an additional service to their home purchase clients. LoanWorks.com allows real estate agents to utilize our Web-based e-MITS technology as their in-house mortgage processing center and their online origination management system.

      B2R’s marketing focus on real estate agents includes participation in local real estate forums, trade shows, seminars and continuing education courses aimed at individual real estate agents, and advertising in national and regional trade publications. Although B2R is currently small in comparison to the B2B and B2C divisions, we believe the B2R channel provides a growth opportunity as it leverages our existing technology and infrastructure and recognizes the important role that Realtors play in the home purchase mortgage process.

Home Construction Lending (HCL)

      Our Home Construction Lending division offers a variety of residential construction programs and lot financing through our relationship channels and directly to consumers. Through our streamlined e-MITS online application process, HCL offers a single-close construction-to-permanent loan that provides borrowers with the funds to build a primary residence or vacation home. HCL customers have convenient online access to construction funds and loan information at any time. When the home is completed, the loan automatically converts to a permanent 30- or 15-year loan, which we typically sell, without any additional costs or closing documents required. The product represents a hybrid activity between our portfolio lending and our mortgage banking activities.

Homebuilder (HBD)

      The primary focus of our homebuilder division is to generate single-family residential mortgage loans through our business of lending to subdivision lenders. Our strategy includes developing relationships with homebuilders through direct customer contact and program presentations, as well as drawing upon existing construction lending builder relationships and industry contacts. Similar to our B2R strategy, the generation of mortgage loans through homebuilders provides a strong growth opportunity in the home purchase loan market.

      We also provide construction financing for residential subdivision developers through this division, with a focus on those homebuilders that have committed to utilizing our e-MITS technology to provide permanent mortgage loans to their customers when they sell the completed residence. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the real estate. Builder construction loans are typically based on prime interest rates.

INDYMAC CONSUMER BANK

Consumer Direct (B2C)

      The B2C channel originates mortgage loans on a centralized basis using multiple marketing channels, including direct originations through our Web site, which is supported by our e-MITS technology, indirect Internet leads provided by various multi-lender or Internet-based marketing firms, customer referral and portfolio refinance leads, direct mail and telemarketing, affinity relationships, and community lending through our 10 retail bank branches.

      Our B2C website offers a wide range of home loan products directly to consumers nationwide. This site enables consumers to apply for a mortgage loan, obtain loan approvals, lock in an interest rate and receive a printable approval letter, all online, and all within minutes. The website also features online loan status information, daily rate comparisons to major competitors, and a quick mortgage rate pricing tool. Through B2C’s telemarketing operations and our Southern California retail banking branch network, loan consultants counsel consumers with respect to the loan application process, process loan applications utilizing our e-MITS technology and make lending decisions.

Southern California Retail Banking

      Through our website at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information and pay their bills conveniently from any computer terminal. Consumers can also conduct transactions through our telebanking operation or in one of our Southern California branches. Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts.

HELOC

      IndyMac’s HELOC division specializes in providing second mortgages and HELOCs nationwide through direct marketing to homeowners. With a streamlined application process and competitive pricing, this division provides homeowners the ability to easily tap the excess equity in their homes for a variety of uses. With the HELOC product, homeowners have convenient access using equity checks or a Visa® credit card. IndyMac’s home equity products are available across all IndyMac’s mortgage channels to new and existing mortgage or banking customers.

INVESTMENT PORTFOLIO GROUP

      Our Investment Portfolio Group complements the Company’s mortgage banking activities and serves to diversify the Company’s revenue stream through its investments. The Investment Portfolio Group’s assets are broken down into four main groups:

(1)	Whole loans, including all single-family residential loans held for investment other than discontinued products.

(2)	Mortgage servicing-related assets, which include the following:

•	MSRs, interest-only strips and residual securities,

•	securities held as hedges of such assets, including principal-only securities, agency debentures, U.S. treasury bonds, and investment and non-investment grade securities, and

•	loans held for sale that have been acquired through clean-up calls or through the Investment Portfolio Group’s customer retention programs.

      (3) Mortgage-backed securities, which include AAA-rated agency and private label MBS.

      (4) Discontinued products, which include home improvement and manufactured housing loans.

      In addition to generating revenue for the Company, the Investment Portfolio Group performs the mortgage servicing function. At December 31, 2003, total assets of our Investment Portfolio Group were $8.1 billion, of which 20% were mortgage servicing-related assets, 60% were whole loans, 19% were mortgage-backed securities, and 1% were discontinued products. Our policy is that all of our Investment Portfolio Group assets, including assets acquired from IndyMac Mortgage Bank or IndyMac Consumer Bank, must meet or exceed minimum targeted return requirements. In addition to the Investment Portfolio Group’s investments, certain investing activities also take place in the IndyMac Mortgage Bank and IndyMac Consumer Bank segments. These activities generate assets which include the investment in construction loans and HELOCs.

      For further information on the revenues earned and expenses incurred by each of our segments, refer to “Note 2 — Segment Reporting” included in the Company’s consolidated financial statements incorporated herein.

REGULATION AND SUPERVISION

GENERAL

      As a savings and loan holding company, IndyMac Bancorp is subject to regulation by the Office of Thrift Supervision (“OTS”) under the savings and loan holding company provisions of the federal Home Owners’ Loan Act (“HOLA”). As a federally chartered and insured savings association, we are subject to regulation, supervision and periodic examination by the OTS, which is the primary federal regulator of savings associations, and the FDIC, in its role as federal deposit insurer. The primary purpose of regulatory examination and supervision is to protect depositors, financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies. The following summary is not intended to be a complete description of the applicable laws and regulations or their effects on us, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

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

Qualified Thrift Lender Test

      Like all savings associations, we are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on our operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on our ability to branch interstate and IndyMac Bancorp’s mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. We are currently, and expect to remain, in compliance with QTL standards.

Regulatory Capital Requirements

      OTS capital regulations require savings associations to satisfy three capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), less goodwill and other disallowed assets. An association’s ratio of Tier 1 core capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances, risk profile or growth rate of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative, nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

      The above capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements for a savings association to be considered a “well-capitalized institution” as defined in the “prompt corrective action” regulation described below. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater. Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of the association’s allowance for loan losses, must be equal to at least 6% of risk-weighted assets. We currently meet, and expect to continue to meet, all of the requirements of a “well-capitalized institution.”

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

Capital Distribution Regulations

      OTS regulations limit “capital distributions” by savings associations, which include, among other things, dividends and payments for stock repurchases. A savings association that is a subsidiary of a savings and loan holding company must notify the OTS of a capital distribution at least 30 days prior to the proposed declaration of dividend or the approval by the association’s board of directors of the proposed capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.

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

Community Reinvestment Act and the Fair Lending Laws

      Savings associations are examined under the Community Reinvestment Act (“CRA”) and related regulations of the OTS on the extent of their efforts to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act, together known as the “Fair Lending Laws,” prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. Enforcement of these regulations has been an important focus of federal regulatory authorities and of community groups in recent years. A failure by us to comply with the provisions of the CRA could, at a minimum, result in adverse action on branch and certain other corporate applications, and regulatory restrictions on our activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. We received an overall “Satisfactory” rating during our most recent CRA evaluation.

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

INCOME TAX CONSIDERATIONS

      We report our income on a calendar year basis using the accrual method of accounting. We are subject to federal income taxation under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations. We are also subject to state taxes in the areas in which we conduct business.

EMPLOYEES

      As of December 31, 2003, we had 3,883 full-time equivalent employees, including 371 temporary employees. We believe that we have generally good relations with our employees.

COMPETITION

      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to mortgage-backed securities issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 1%. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.

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

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION FILINGS

      All reports filed electronically by us with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are made accessible as soon as reasonably practicable after filing with the SEC at no cost on our website at www.indymacbank.com. These filings are also accessible on the SEC’s website at www.sec.gov.

      We have a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors, including the principal executive officer, the principal financial officer and the principal accounting officer. We also adopted formal corporate governance standards in January 2002, which the Nominating and Governance Committee of the Board of Directors reviews annually to ensure they incorporate recent corporate governance developments and generally meet the corporate governance needs of IndyMac. You may obtain copies of each of the Code of Business Conduct and Ethics and the Board of Directors’ Guidelines for Corporate Governance Issues by accessing the “Corporate Governance” subsection of the “Investors” section of www.IndyMacBank.com, or by writing to our Corporate Secretary at IndyMac Bancorp, Inc., 155 North Lake Avenue, Pasadena, California 91101.

ITEM 2.     PROPERTIES

      Our significant leased properties are as follows:

		Approximate	Principal Lease
Purpose	Location	Square Feet	Expiration

Corporate Headquarters/ Administration	155 North Lake; Pasadena, California	192,000	2010
B2C Headquarters and Operations/ HBD Sales Office/ Home Loan Servicing	Irvine Center Drive; Irvine, California	85,000	2004
Home Loan Servicing	Kalamazoo, Michigan	33,000	2008
Regional Mortgage Banking Center	Sacramento, California	27,000	2006
Regional Mortgage Banking Center	Marlton, New Jersey	35,000	2004-2006
Regional Mortgage Banking Center	Atlanta (Norcross), Georgia	33,000	2006
Regional Mortgage Banking Center/ B2C Sales Office	Kansas City, Missouri	53,000	2009
Regional Mortgage Banking Center	Dallas (Irving), Texas	41,000	2008
Regional Mortgage Banking Center	Seattle (Bellevue), Washington	31,000	2008
Regional Mortgage Banking Center*	1 Banting; Irvine, California	123,000	2011
Consumer Banking Operations	Seven locations in Southern California	38,000	2004-2010
Other Sales Offices	13 locations in various states	19,000	2004-2005

*	Commencing in 2004

      In addition to the above leased office space, we own the building that houses our mortgage banking headquarters, located in Pasadena, California, totaling 266,000 square feet. We also own a building in La Mirada, California with 16,500 square feet, which houses our information technology data center. We own an additional five banking offices, containing an aggregate of approximately 60,000 square feet, located in Southern California.

ITEM 3.     LEGAL PROCEEDINGS

      On February 3, 2004, Washington Mutual Mortgage Securities Corporation filed a lawsuit against IndyMac in the Superior Court of the State of California. The lawsuit involves a contractual dispute about standard representations and warranties on single-family mortgage loans that were sold to PNC Mortgage Corporation during the period 1997 to 2000, prior to Washington Mutual’s acquisition of PNC Mortgage Corporation in 2001. Washington Mutual alleges damages of approximately $50 million, the bulk of which includes the principal balance of the loans in question, with the remainder of the amount consisting of interest and alleged losses. The loans in question represent less than 1% of the nearly $6 billion in loans that were sold to PNC between 1997 and 2000. IndyMac maintains a reserve for potential losses related to its standard representations and warranties on loans sold and discusses such reserve in its financial statements filed with the SEC. Management believes that the resolution of this dispute will not have a material impact on the financial condition of IndyMac.

      We are involved in other litigation arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on our results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR INDYMAC BANCORP, INC.’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

STOCK INFORMATION

      IndyMac Bancorp Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “NDE.”

      The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of IndyMac Bancorp Inc.’s common stock for the years ended December 31, 2003 and 2002.

	2003		2002

	High($)	Low($)	High($)	Low($)

First Quarter	20.51	17.65	25.95	21.97
Second Quarter	26.96	19.00	26.89	22.16
Third Quarter	27.33	21.17	23.85	17.55
Fourth Quarter	31.97	23.20	20.20	16.14

      During the year ended December 31, 2002, we repurchased 6.2 million shares under our board-approved stock repurchase plan. No such repurchases were made during 2003. The Company repurchased 24,178 shares during 2003 from certain employees and officers under the Company’s internal benefit programs offered to employees and officers.

      As of February 23, 2004, 57,396,048 shares of IndyMac Bancorp Inc.’s common stock were held by approximately 1,853 shareholders of record.

DIVIDEND POLICY

      In January of 2003, our Board of Directors reestablished the declaration and payment of quarterly cash dividends. Dividends will be paid at the discretion of the Board of Directors, based on IndyMac’s operating performance and financial position, including earnings, capital and liquidity. It is management’s intent to continue paying cash dividends in the near future. Cash dividends declared were as follows during 2003:

	Dividend	Dividend
	per share	payout ratio

First Quarter 2003	$0.10	15%
Second Quarter 2003	$0.10	14%
Third Quarter 2003	$0.15	17%
Fourth Quarter 2003	$0.20	27%

      There were no dividends declared during 2002.

      In 2003, we funded the payment of dividends from the cash on hand at the holding company. The future principal source of funds for the dividend payments is anticipated to be the dividends we will receive from the Bank. The payment of dividends by the Bank is subject to regulatory requirements and review. See the caption “Capital Distribution Regulations” above for further information.

EQUITY COMPENSATION PLANS INFORMATION

      The equity compensation plans information required by this Item 5 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 6.     SELECTED FINANCIAL DATA(1)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Operating Results for the Year
Interest income	$575,841	$477,104	$544,940	$442,750	$356,555
Interest expense	264,904	267,816	342,318	283,355	185,623

Net interest income before provision for loan losses	310,937	209,288	202,622	159,395	170,932
Provision for loan losses	19,700	16,154	22,022	15,974	16,446
Net gain (loss) on sale of loans and securities	356,458	305,239	236,541	124,054	(10,010)
Other income (loss), net	60,444	76,933	80,999	69,623	3,944
Equity in earnings (loss) of IndyMac, Inc.	—	—	—	—	2,109

Net revenues	708,139	575,306	498,140	337,098	150,529
Total other expenses	425,457	345,146	281,593	196,018	34,600

Earnings before provision for income taxes	282,682	230,160	216,547	141,080	115,929
Provision for income taxes(2)	111,379	86,767	89,974	23,154	—

Earnings before cumulative effect of a change in accounting principle	171,303	143,393	126,573	117,926	115,929
Cumulative effect of a change in accounting principle	—	—	(10,185)	—	—

Net earnings	$171,303	$143,393	$116,388	$117,926	$115,929

Pro forma provision for income taxes(3)					48,373

Pro forma net earnings(3)					$67,556

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Per Share Data
Basic earnings per share before cumulative effect of a change in accounting principle(3)	$3.10	$2.47	$2.07	$1.73	—
Diluted earnings per share before cumulative effect of a change in accounting principle(3)	$3.01	$2.41	$2.00	$1.69	—
Pro forma basic earnings per share(3)	$—	$—	$—	$—	$0.87
Pro forma diluted earnings per share(3)	$—	$—	$—	$—	$0.86
Dividends declared per share	$0.55	$—	$—	$—	$1.36
Dividends payout ratio(4)	18.27%	—	—	—	91.84%
Book value per share at December 31	$17.93	$15.50	$14.00	$11.71	$11.02
Closing price per share	$29.79	$18.49	$23.38	$29.50	$12.75
Average Common Shares (in thousands)
Basic	55,247	58,028	60,927	68,343	77,596
Diluted	56,926	59,592	63,191	69,787	78,290
Shares Outstanding at December 31 (in thousands)	56,760	54,829	60,366	62,176	75,077
Performance Ratios
Return on average equity	18.3%	16.6%	15.3%	14.5%	7.9%
Return on average assets	1.5%	1.8%	1.6%	2.4%	1.5%
Net interest income to pretax income (before cumulative effect of a change in accounting principle)	110.0%	90.9%	94.2%	113.0%	147.5%
Average cost of funds	2.74%	4.14%	5.53%	7.11%	5.89%
Net interest margin	2.91%	2.89%	3.09%	3.50%	3.86%
Efficiency ratio(5)	58%	58%	53%	57%	23%
Capital to net revenue ratio(6)	1.29%	1.46%	1.46%	2.41%	5.66%
Capital adjusted efficiency ratio(7)	75%	85%	78%	137%	130%
Operating expenses to loan production	1.41%	1.65%	1.59%	1.92%	0.50%

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Balance Sheet Data at December 31
Securities	$1,837,606	$2,339,093	$1,564,359	$1,154,303	$471,231
Loans held for sale, net	2,573,248	2,227,683	2,080,763	1,420,772	615,243
Loans held for investment, net	7,396,540	3,910,887	2,938,657	2,560,885	2,428,098
Mortgage servicing rights	443,688	300,539	321,316	211,127	—
Total assets	13,240,391	9,574,454	7,497,311	5,740,204	3,726,522
Deposits	4,350,773	3,140,502	3,238,864	797,935	—
Advances from Federal Home Loan Bank	4,934,911	2,721,783	1,999,378	1,264,457	—
Borrowings	2,438,451	2,491,715	1,053,670	2,850,189	2,863,973
Trust preferred securities	183,643	116,819	116,287	—	—
Shareholders’ equity	1,017,431	849,965	845,138	727,893	827,530
Balance Sheet and Asset Quality Ratios
Debt to equity ratio(8)	12.0:1	10.3:1	7.9:1	6.9:1	3.5:1
Core capital ratio(9)	7.56%	8.70%	9.16%	8.27%	N/A
Risk-based capital ratio(9)	12.95%	15.02%	15.39%	12.66%	N/A
Average equity to average assets	8.0%	10.9%	10.7%	16.6%	21.8%
Equity to total assets at year end	7.7%	8.9%	11.3%	12.7%	22.2%
Non-performing assets to total assets	0.76%	1.05%	1.55%	1.98%	3.39%
Allowance for loan losses to total loans held for investment	0.71%	1.28%	1.93%	2.25%	2.17%
Allowance for loan losses and other credit reserves to non-performing loans	140%	96%	79%	70%	56%
Allowance for loan losses to net charge-offs	295%	220%	248%	541%	363%
Provision for loan losses to net charge-offs	110.6%	69.9%	94.6%	146.7%	117.7%
Provision for loan losses to net charge-offs (core loan portfolio)(10)	150.7%	95.6%	79.1%	423.5%	0.6%
Other Selected Items
Shares repurchased during the periods (in thousands)	24	6,184	3,364	13,939	4,542
Average repurchase price per share	$19.31	$21.27	$23.42	$16.65	$13.94
Loans serviced (in millions)(11)	36,858	29,139	23,127	15,393	10,093
Loan production(12)	30,036	20,882	17,549	10,097	6,980
Loans sold	23,176	16,825	13,901	7,524	6,445
Net margin on sale of loans	1.67%	1.79%	1.65%	1.64%	1.54%

(1)	Prior to January of 2000, one of IndyMac’s subsidiaries, IndyMac, Inc. was not consolidated with IndyMac Bancorp for financial reporting or tax purposes, but was accounted for under the equity method. Effective January of 2000, IndyMac Bancorp purchased all of IndyMac, Inc.’s outstanding common stock. Beginning January of 2000, IndyMac, Inc. was consolidated into the financial statements of IndyMac Bancorp as a wholly owned subsidiary.

(2)	The provision for income taxes in 2000 was reduced by a one-time tax benefit totaling $36.1 million due to the termination of our REIT status.

(3)	In accordance with SEC Staff Accounting Bulletin 55 (“SAB 55”), historical net income for 1999 has been adjusted for the pro forma provision for income taxes calculated assuming we were fully taxable. Pro forma earnings per share are similarly presented for the year ended December 31, 1999, reflecting the pro forma effect of the change in our tax status to a fully taxable entity effective in January of 2000. In accordance with SAB 55, historical net income per share is not presented, as it is not meaningful based upon our conversion from a REIT to a fully taxable entity effective January of 2000.

(4)	Dividends declared per common share as a percentage of diluted earnings per share.

(5)	Defined as operating expenses divided by net interest income and other income.

(6)	Average equity divided by net interest income and other income.

(7)	Efficiency ratio multiplied by the capital to net revenue ratio.

(8)	Debt includes deposits.

(9)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk-based capital ratio is based on the regulatory standard risk weighting. With IndyMac’s additional subprime risk weightings, the ratios are 12.29%, 14.03%, 14.59%, and 12.26% for the years ended December 31, 2003, 2002, 2001 and 2000, respectively.

(10)	Represents the total loan portfolio excluding amounts of loans from discontinued product lines.

(11)	Represents entire servicing portfolio including IndyMac owned loans and loans subserviced for others on an interim basis.

(12)	Includes newly originated commitments on construction loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      IndyMac is a leading hybrid thrift/ mortgage banking company. We offer a wide range of home mortgage products to a broad customer base using a technology-based approach. IndyMac is structured to achieve synergies among its operations and to enhance customer service, operating through its three main segments, IndyMac Mortgage Bank, IndyMac Consumer Bank and the Investment Portfolio Group. The common denominator of our business is providing consumers with single-family residential (“SFR”) mortgages through relationships with each segment’s core customers via the channels in which each operates. IndyMac Mortgage Bank is focused on providing consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in SFR mortgages, mortgage-backed securities and mortgage servicing rights (“MSRs”), the Investment Portfolio Group generates core spread and fee income and provides critical support to IndyMac’s mortgage lending operations.

      While our segments are structured to achieve synergies with our varying customer base and marketing strategies, our operating activities primarily consist of two broad categories: mortgage banking activities and investing activities. Both of these activities are performed to varying degrees by each of our main segments as shown in the tables that follow. Mortgage banking activities are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital, but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking activities include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investing activities tend to provide a source of revenues which is generally counter-cyclical to mortgage banking revenues, comprised primarily of net interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of mortgage loans and HELOC loans held for investment and mortgage servicing in an effort to achieve greater balance between its mortgage banking activities and its core investing activities. We believe that our investing activities will increasingly act to stabilize IndyMac’s core income. In addition to its revenue contribution, the Investment Portfolio Group performs the mortgage servicing function, which includes payment processing, customer service, default management and reporting to investors in our securitizations. The mortgage servicing function creates added opportunities to retain customers when the interest rate environment makes it attractive for them to refinance, and cross-market customers with other Company products. Default management, which includes the processes of collections, loss mitigation, foreclosures, bankruptcies, and foreclosed assets management, enables IndyMac to proactively manage credit risk for the Company and its investors in its securities. See “Item 1. Business” for further descriptions of our operating segments.

      Record revenues, earnings and earnings per share as a result of continued strong mortgage loan production, characterized IndyMac’s overall results for the year ended December 31, 2003. IndyMac earned $171 million, or $3.01 per share, during 2003, its highest earnings and earnings per share in its history. Loan production was at an all time high at $30 billion for the year. Additionally, we grew our average earning assets 48% compared to 2002.

      The fourth quarter of 2003 marked the beginning of what is expected to be a very significant transition in the mortgage industry, with the Mortgage Bankers Association of America (“MBAA”) estimating that mortgage production industry-wide will decline 47% in 2004 compared to 2003. In spite of this significant contraction in the market, we are forecasting our 2004 earnings per share to range from $2.90 to $3.25. See “Future Outlook” below for further information on our financial projections.

      The following tables summarize the Company’s financial results for the year ended December 31, 2003, illustrating the revenues earned in its mortgage banking, investing and financing activities by each of its divisions. The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) methodology to allocate interest income and expense to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the segment’s assets. The Retail Bank division within the Consumer Banking Group receives a funding credit for deposits using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit. Corporate overhead costs related to managing the Company as a whole are not allocated to the operating segments.

      The following table summarizes the segment financial highlights for the year ended December 31, 2003:

	Mortgage	Consumer	Investment		Total
	Bank	Bank	Portfolio	Other(2)	Company

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$118,028	$23,573	$32,103	$—	$173,704
Gain (loss) on sale of loans	288,076	102,491	55,112	(58,368)	387,311
Other income	41,186	21,693	—	98	62,977

Net revenues (expense)	447,290	147,757	87,215	(58,270)	623,992
Operating expenses	148,867	69,162	1,257	—	219,286

Pretax income (loss)	298,423	78,595	85,958	(58,270)	404,706

Investing Activities
Net interest income	68,038	13,544	78,706	4,056	164,344
Provision for loan losses	(2,000)	(5,382)	(12,305)	(13)	(19,700)
Service fee (expense) income	—	—	(22,490)	6,409	(16,081)
(Loss) gain on sale of securities	—	—	(33,989)	3,136	(30,853)
Other income (loss)	5,889	2,437	3,477	(428)	11,375

Net revenues	71,927	10,599	13,399	13,160	109,085
Operating expenses	35,817	4,712	42,239	1	82,769

Pretax income (loss)	36,110	5,887	(28,840)	13,159	26,316

Financing and Other Activities
Net interest income (loss)	—	14,188	—	(41,299)	(27,111)
Other income	—	1,960	—	213	2,173

Net revenues (expense)	—	16,148	—	(41,086)	(24,938)
Operating expenses	—	20,854	—	102,548	123,402

Pretax loss	—	(4,706)	—	(143,634)	(148,340)

Total pretax income (loss)	334,533	79,776	57,118	(188,745)	282,682

Net income (loss)	$202,390	$48,264	$34,557	$(113,908)	$171,303

Ratios
Percentage of assets	35.98%	9.55%	50.64%	3.83%	100%
Percentage of total revenue (expense)	73.32%	24.64%	14.21%	(12.17)%	100%
Percentage of pretax income (loss)	118.34%	28.22%	20.21%	(66.77)%	100%
Balance Sheet Data
Average interest-earning assets(1)	$4,116,854	$1,061,147	$5,263,690	$233,013	$10,674,704
Average total assets	$4,213,922	$1,118,876	$5,930,803	$448,681	$11,712,282
Allocated capital	$274,453	$86,077	$372,966	$202,574	$936,070
Capital allocated to mortgage banking activities	$149,042	$34,397	$29,698	$—	$213,137
Capital allocated to investing activities	$125,411	$48,334	$343,268	$—	$517,013
Capital allocated to financing and other activities	$—	$3,346	$—	$202,574	$205,920
Allocated capital/ total average assets	6.51%	7.69%	6.29%	45.15%	7.99%
Loans Produced	$23,150,192	$6,339,691	$546,282	$—	$30,036,165
Purchase mortgages	42%	7%	—	N/A	36%
Cash out refinance mortgages	36%	42%	—	N/A	37%
Rate and term refinance mortgages	22%	51%	100%	N/A	27%
Performance Ratios
Return on equity (ROE)	74%	56%	9%	N/A	18%
ROE — mortgage banking activities	121%	138%	175%	N/A	115%
ROE — investing activities	17%	7%	(5)%	N/A	3%
ROE — financing and other activities	—	(85)%	—	N/A	(44)%
Return on assets (ROA)	4.80%	4.31%	0.58%	N/A	1.46%
Net interest margin	4.52%	4.83%	2.11%	N/A	2.91%
Efficiency ratio	35%	53%	39%	N/A	58%
Capital adjusted efficiency ratio	19%	25%	127%	N/A	75%
Average FTE	1,760	848	439	546	3,593

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

(2)	Includes treasury and corporate overhead.

      The following table provides additional detail on the segment results for IndyMac Mortgage Bank for the year ended December 31, 2003:

	Relationship Businesses — IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$97,948	$3,909	$13,593	$2,578	$118,028
Gain on sale of loans	246,053	12,819	22,625	6,579	288,076
Other income	32,652	2,396	5,445	693	41,186

Net revenues	376,653	19,124	41,663	9,850	447,290
Operating expenses	125,706	15,775	2,218	5,168	148,867

Pretax income	250,947	3,349	39,445	4,682	298,423

Investing Activities
Net interest income	—	—	38,275	29,763	68,038
Provision for loan losses	—	—	(1,064)	(936)	(2,000)
Service fee income	—	—	—	—	—
Loss on sale of securities	—	—	—	—	—
Other income	—	—	5,236	653	5,889

Net revenues	—	—	42,447	29,480	71,927
Operating expenses	—	—	28,572	7,245	35,817

Pretax income	—	—	13,875	22,235	36,110

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income	250,947	3,349	53,320	26,917	334,533

Net income	$151,821	$2,026	$32,258	$16,285	$202,390

Ratios
Percentage of assets	19.00%	0.81%	10.52%	5.65%	35.98%
Percentage of total revenue	53.19%	2.70%	11.88%	5.55%	73.32%
Percentage of pretax income	88.77%	1.19%	18.86%	9.52%	118.34%
Balance Sheet Data
Average interest-earning assets	$2,137,035	$91,290	$1,226,146	$662,383	$4,116,854
Average total assets	$2,225,359	$95,239	$1,231,651	$661,673	$4,213,922
Allocated capital	$135,073	$5,415	$66,627	$67,338	$274,453
Capital allocated to mortgage banking activities	$135,073	$5,415	$5,222	$3,332	$149,042
Capital allocated to investing activities	$—	$—	$61,405	$64,006	$125,411
Allocated capital/ total average assets	6.07%	5.69%	5.41%	10.18%	6.51%
Loans Produced	$17,799,661	$941,256	$3,112,074	$1,297,201	$23,150,192
Purchase mortgages	31%	33%	97%	76%	42%
Cash out refinance mortgages	43%	33%	0%	13%	36%
Rate and term refinance mortgages	26%	34%	3%	11%	22%
Performance Ratios
Return on equity (ROE)	112%	37%	48%	24%	74%
ROE — mortgage banking activities	112%	37%	457%	85%	121%
ROE — investing activities	—	—	14%	21%	17%
Return on assets (ROA)	6.82%	2.13%	2.62%	2.46%	4.80%
Net interest margin	4.58%	4.28%	4.23%	4.88%	4.52%
Efficiency ratio	33%	82%	36%	31%	35%
Capital adjusted efficiency ratio	12%	23%	28%	52%	19%
Average FTE	1,268	155	225	112	1,760

IndyMac Mortgage Bank Divisions

B2B	Business-to-Business division, its major lending channels are via relationships with mortgage professionals: mortgage brokers, mortgage bankers and financial institutions
B2R	Business-to-Realtor division, provides mortgage loan services through relationships with Realtors
HCL	Home Construction Lending division, provides construction-to-permanent mortgages and lot loans to individuals who are in the process of building their own homes, through IndyMac’s B2B relationships and directly with consumers
HBD	Homebuilder division, provides financing to subdivision developers and generates mortgage loans through its relationships with these entities

      The following table provides additional details on the segment results for IndyMac Consumer Bank for the year ended December 31, 2003:

	Consumer Direct Businesses —
	IndyMac Consumer Bank

			Retail
	B2C	HELOC	Bank	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$21,861	$—	$1,712	$23,573
Gain on sale of loans	96,732	—	5,759	102,491
Other income	20,794	—	899	21,693

Net revenues	139,387	—	8,370	147,757
Operating expenses	65,120	—	4,042	69,162

Pretax income	74,267	—	4,328	78,595

Investing Activities
Net interest income	—	13,544	—	13,544
Provision for loan losses	—	(5,382)	—	(5,382)
Service fee income	—	—	—	—
Loss on sale of securities	—	—	—	—
Other income	—	2,437	—	2,437

Net revenues	—	10,599	—	10,599
Operating expenses	—	4,712	—	4,712

Pretax income	—	5,887	—	5,887

Financing and Other Activities
Net interest income	—	—	14,188	14,188
Other income	—	—	1,960	1,960

Net revenues	—	—	16,148	16,148
Operating expenses	—	—	20,854	20,854

Pretax loss	—	—	(4,706)	(4,706)

Total pretax income (loss)	74,267	5,887	(378)	79,776

Net income (loss)	$44,931	$3,562	$(229)	$48,264

Ratios
Percentage of assets	4.70%	4.25%	0.60%	9.55%
Percentage of total revenue	19.68%	1.50%	3.46%	24.64%
Percentage of pretax income (loss)	26.27%	2.08%	(0.13)%	28.22%
Balance Sheet Data
Average interest-earning assets	$526,808	$489,813	$44,526	$1,061,147
Average total assets	$550,224	$498,046	$70,606	$1,118,876
Allocated capital	$31,969	$48,334	$5,774	$86,077
Capital allocated to mortgage banking activities	$31,969	$—	$2,428	$34,397
Capital allocated to investing activities	$—	$48,334	$—	$48,334
Capital allocated to financing and other activities	$—	$—	$3,346	$3,346
Allocated capital/ total average assets	5.81%	9.70%	8.18%	7.69%
Loans Produced(1)	$5,014,061	$931,234	$394,396	$6,339,691
Purchase mortgages	6%	N/A	23%	7%
Cash out refinance mortgages	42%	N/A	30%	42%
Rate and term refinance mortgages	52%	N/A	47%	51%
Performance Ratios
Return on equity (ROE)	141%	7%	(4)%	56%
ROE — mortgage banking activities	141%	—	108%	138%
ROE — investing activities	—	7%	—	7%
ROE — financing and other activities	—	—	(85)%	(85)%
Return on assets (ROA)	8.17%	0.72%	N/A	4.31%
Net interest margin	4.15%	2.77%	N/A	4.83%
Efficiency ratio	47%	29%	102%	53%
Capital adjusted efficiency ratio	11%	89%	24%	25%
Average FTE	609	12	227	848

(1)	All HELOC products produced by the business units during 2003 were consolidated into the HELOC division for segment reporting.

IndyMac Consumer Bank Divisions

B2C	Business-to-Consumer division, offers SFR mortgage loans directly to consumers via the Internet and centralized call center
HELOC	Home Equity Line of Credit division, which emphasizes the marketing and production of HELOCs through all of IndyMac’s mortgage origination channels, provides home equity lines of credit and second mortgages to consumers
Retail Bank	Retail Bank division, offers direct lending and deposit products to our depositors through our retail branch network, on-line contact center, and institutional money desk

      The following table provides additional details on the segment results for the Investment Portfolio Group for the year ended December 31, 2003:

	Investment Portfolio Group

	Mortgage
	Servicing-
	Related	Whole		Discontinued
	Assets(1)	Loans(2)	MBS(3)	Products(4)	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$32,103	$—	$—	$—	$32,103
Gain on sale of loans	50,787	4,325	—	—	55,112
Other income	—	—	—	—	—

Net revenues	82,890	4,325	—	—	87,215
Operating expenses	1,257	—	—	—	1,257

Pretax income	81,633	4,325	—	—	85,958

Investing Activities
Net interest income	38,623	31,475	2,756	5,852	78,706
Provision for loan losses	—	(5,480)	—	(6,825)	(12,305)
Service fee expense	(22,490)	—	—	—	(22,490)
(Loss) gain on sale of securities	(35,997)	—	2,008	—	(33,989)
Other income	1,937	1,540	—	—	3,477

Net (expense) revenues	(17,927)	27,535	4,764	(973)	13,399
Operating expenses	34,843	3,202	781	3,413	42,239

Pretax (loss) income	(52,770)	24,333	3,983	(4,386)	(28,840)

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income (loss)	28,863	28,658	3,983	(4,386)	57,118

Net income (loss)	$17,462	$17,338	$2,410	$(2,653)	$34,557

Ratios
Percentage of assets	14.61%	23.76%	11.62%	0.65%	50.64%
Percentage of total revenue (expense)	9.18%	4.50%	0.67%	(0.14)%	14.21%
Percentage of pretax income (loss)	10.21%	10.14%	1.41%	(1.55)%	20.21%
Balance Sheet Data
Average interest-earning assets	$1,145,551	$2,785,202	$1,249,128	$83,809	$5,263,690
Average total assets	$1,711,115	$2,783,208	$1,360,990	$75,490	$5,930,803
Allocated capital	$203,622	$124,242	$37,766	$7,336	$372,966
Capital allocated to mortgage banking activities	$29,698	$—	$—	$—	$29,698
Capital allocated to investing activities	$173,924	$124,242	$37,766	$7,336	$343,268
Allocated capital/ total average assets	11.90%	4.46%	2.77%	9.72%	6.29%
Loans Produced	$546,282	$—	$—	$—	$546,282
Performance Ratios
Return on equity (ROE)	9%	14%	6%	(36)%	9%
ROE — mortgage banking activities	166%	—	—	—	175%
ROE — investing activities	(18)%	12%	6%	(36)%	(5)%
Return on assets (ROA)	1.02%	0.62%	0.18%	(3.51)%	0.58%
Net interest margin	6.17%	1.13%	0.22%	6.98%	2.11%
Efficiency ratio	56%	9%	16%	58%	39%
Capital adjusted efficiency ratio	174%	29%	130%	73%	127%
Average FTE	392	8	5	34	439

(1)	Mortgage servicing-related assets include the following: (i) MSRs, interest-only strips and residual securities, (ii) securities held as hedges of such assets, including principal-only securities, agency debentures and U.S. treasury bonds, (iii) loans acquired through clean-up calls or through the Investment Portfolio Group’s customer retention programs, and (iv) investment and non-investment grade securities.

(2)	Assets include all SFR loans held for investment other than discontinued products.

(3)	Assets include AAA-rated agency and private label MBS.

(4)	Discontinued products are home improvement and manufactured housing loans.

      The following table provides additional details on the segment results for all others for the year ended December 31, 2003:

	Treasury		Corporate		Total
	Group(1)	Subtotal	Overhead	Eliminations	Company

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$—	$173,704	$—	$—	$173,704
Gain (loss) on sale of loans	—	445,679	—	(58,368)	387,311
Other income	—	62,879	—	98	62,977

Net revenues (expense)	—	682,262	—	(58,270)	623,992
Operating expenses	—	219,286	—	—	219,286

Pretax income (loss)	—	462,976	—	(58,270)	404,706

Investing Activities
Net interest income	—	160,288	—	4,056	164,344
Provision for loan losses	—	(19,687)	—	(13)	(19,700)
Service fee (expense) income	—	(22,490)	—	6,409	(16,081)
(Loss) gain on sale of securities	—	(33,989)	—	3,136	(30,853)
Other income (loss)	—	11,803	115	(543)	11,375

Net revenues	—	95,925	115	13,045	109,085
Operating expenses (income)	—	82,768	3	(2)	82,769

Pretax income	—	13,157	112	13,047	26,316

Financing and Other Activities
Net interest loss	(40,356)	(26,168)	(943)	—	(27,111)
Other income	200	2,160	—	13	2,173

Net (expense) revenues	(40,156)	(24,008)	(943)	13	(24,938)
Operating expenses	3,338	24,192	99,210	—	123,402

Pretax (loss) income	(43,494)	(48,200)	(100,153)	13	(148,340)

Total pretax (loss) income	(43,494)	427,933	(100,041)	(45,210)	282,682

Net (loss) income	$(26,313)	$258,898	$(60,244)	$(27,351)	$171,303

Ratios
Percentage of assets	2.83%	98.99%	1.01%	0.00%	100%
Percentage of total revenue (expense)	(5.67)%	106.50%	(0.12)%	(6.38)%	100%
Percentage of pretax income (loss)	(15.39)%	151.38%	(35.39)%	(15.99)%	100%
Balance Sheet Data
Average interest-earning assets	$242,904	$10,684,595	$(9,891)	$—	$10,674,704
Average total assets	$330,892	$11,594,493	$117,789	$—	$11,712,282
Allocated capital	$16,552	$750,048	$186,022	$—	$936,070
Capital allocated to mortgage banking activities	$—	$213,137	$—	$—	$213,137
Capital allocated to investing activities	$—	$517,013	$—	$—	$517,013
Capital allocated to financing and other	$16,552	$19,898	$186,022	$—	$205,920
Allocated capital/ total average assets	5.00%	6.47%	157.93%	—	7.99%
Loans Produced	$—	$30,036,165	$—	$—	$30,036,165
Purchase mortgages	N/A	N/A	N/A	N/A	36%
Cash out refinance mortgages	N/A	N/A	N/A	N/A	37%
Rate and term refinance mortgages	N/A	N/A	N/A	N/A	27%
Performance Ratios
Return on equity (ROE)	N/A	35%	N/A	N/A	18%
ROE — mortgage banking activities	N/A	131%	N/A	N/A	115%
ROE — investing activities	N/A	2%	N/A	N/A	3%
ROE — financing and other activities	N/A	(147)%	N/A	N/A	(44)%
Return on assets (ROA)	N/A	2.23%	N/A	N/A	1.46%
Net interest margin	N/A	2.88%	N/A	N/A	2.91%
Efficiency ratio	N/A	42%	N/A	N/A	58%
Capital adjusted efficiency ratio	N/A	41%	N/A	N/A	75%
Average FTE	23	3,070	523	N/A	3,593

(1)	During the year ended December 31, 2003, the Treasury Group reported net interest expense of $40.4 million. This amount includes interest expenses related to the trust preferred securities issued by the Company in 2003 and 2001, which is not allocated to the business units. The Treasury Group also credits the Retail Bank and Investment Portfolio Group amounts in addition to their normal FTP credit to reward their raising of core deposits. Additionally, the net expense in Treasury reflects the cost of maintaining adequate corporate liquidity, as well as certain fixed rate deposits with longer maturities raised in prior years, the higher cost of which is not allocated to the business units.

      The following table compares the detail segment results of operations for the year ended December 31, 2003 to the year ended December 31, 2002:

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Mortgage Banking Activities
2003 — Pretax income	$250,947	$3,349	$39,445	$4,682	$298,423
2002 — Pretax income (loss)	209,125	427	28,566	(622)	237,496
Percentage Change	20%	684%	38%	NM	26%
Investing Activities
2003 — Pretax income	—	—	13,875	22,235	36,110
2002 — Pretax income	—	—	19,716	25,647	45,363
Percentage Change	NM	NM	(30)%	(13)%	(20)%
Financing and Other Activities
2003 — Pretax income	—	—	—	—	—
2002 — Pretax income	—	—	—	—	—
Net Income
2003 — Net income	151,821	2,026	32,258	16,285	202,390
2002 — Net income	127,354	310	29,319	15,135	172,118
Percentage Change	19%	554%	10%	8%	18%
Performance Ratios
2003
ROE	112%	37%	48%	24%	74%
ROA	6.82%	2.13%	2.62%	2.46%	4.80%
NIM	4.58%	4.28%	4.23%	4.88%	4.52%
Efficiency ratio	33%	82%	36%	31%	35%
Capital adjusted efficiency ratio	12%	23%	28%	52%	19%
Average FTE	1,268	155	225	112	1,760
2002
ROE	149%	10%	55%	18%	76%
ROA	8.29%	0.55%	2.95%	2.04%	5.17%
NIM	4.73%	4.15%	4.62%	5.04%	4.76%
Efficiency ratio	34%	96%	30%	35%	35%
Capital adjusted efficiency ratio	9%	27%	23%	74%	18%
Average FTE	1,044	100	169	98	1,411

      The Mortgage Bank segment’s net income, from both mortgage banking and investing activities, increased by 18%, which was primarily related to the higher volume of loans produced and sold and the resulting gains recognized. Total loans sold increased 38% to $23.2 billion in 2003 from $16.8 billion in 2002. The Company’s gain on sale of loans increased 29% to $387 million in 2003 from $301 million in the year ended 2002. The increase in the gain on sale was a result of the 38% increase in the amount of total loans sold, offset in part by a twelve basis point decrease in net profit margin, from 1.79% in the year 2002 to 1.67% in the year 2003.

      The following table compares the detail segment results of operations for the year ended December 31, 2003 to the year ended December 31, 2002, continued:

	Consumer Direct Businesses —
	IndyMac Consumer Bank

	B2C	HELOC	Retail Bank	Total

	(Dollars in thousands)
Mortgage Banking Activities
2003 — Pretax income	$74,267	$—	$4,328	$78,595
2002 — Pretax income	45,604	—	1,962	47,566
Percentage Change	63%	—	121%	65%
Investing Activities
2003 — Pretax income	—	5,887	—	5,887
2002 — Pretax income	—	3,450	—	3,450
Percentage Change	NM	71%	NM	71%
Financing and Other Activities
2003 — Pretax loss	—	—	(4,706)	(4,706)
2002 — Pretax loss	—	—	(5,082)	(5,082)
Percentage Change	—	—	7%	7%
Net Income
2003 — Net income (loss)	44,931	3,562	(229)	48,264
2002 — Net income (loss)	28,050	2,151	(1,955)	28,246
Percentage Change	60%	66%	88%	71%
Performance Ratios
2003
ROE	141%	7%	(4)%	56%
ROA	8.17%	0.72%	N/A	4.31%
NIM	4.15%	2.77%	N/A	4.83%
Efficiency ratio	47%	29%	102%	53%
Capital adjusted efficiency ratio	11%	89%	24%	25%
Average FTE	609	12	227	848
2002
ROE	130%	11%	(26)%	58%
ROA	7.51%	1.16%	N/A	4.71%
NIM	4.19%	3.14%	N/A	6.28%
Efficiency ratio	53%	35%	115%	61%
Capital adjusted efficiency ratio	12%	113%	46%	25%
Average FTE	413	6	193	612

      The Consumer Bank segment’s net income increased $20.0 million, or 71%, from 2002 to 2003. The increase was driven by an increase in loans produced and sold, similar to the Mortgage Bank segment.

      The following table compares the detail segment results of operations for the year ended December 31, 2003 to the year ended December 31, 2002, continued:

	Investment Portfolio Group

	Mortgage
	Servicing-
	Related	Whole		Discontinued
	Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Mortgage Banking Activities
2003 — Pretax income	$81,633	$4,325	$—	$—	$85,958
2002 — Pretax income	—	13,781	—	—	13,781
Percentage Change	100%	(69)%	NM	NM	524%
Investing Activities
2003 — Pretax (loss) income	(52,770)	24,333	3,983	(4,386)	(28,840)
2002 — Pretax income (loss)	18,619	15,451	16,033	(2,446)	47,657
Percentage Change	NM	57%	(75)%	(79)%	(161)%
Financing and Other Activities
2003 — Pretax income	—	—	—	—	—
2002 — Pretax income	—	—	—	—	—
Net Income
2003 — Net income (loss)	17,462	17,338	2,410	(2,653)	34,557
2002 — Net income (loss)	11,491	17,557	9,411	(1,465)	36,994
Percentage Change	52%	(1)%	(74)%	(81)%	(7)%
Performance Ratios
2003
ROE	9%	14%	6%	(36)%	9%
ROA	1.02%	0.62%	0.18%	(3.51)%	0.58%
NIM	6.17%	1.13%	0.22%	6.98%	2.11%
Efficiency ratio	56%	9%	16%	58%	39%
Capital adjusted efficiency ratio	174%	29%	130%	73%	127%
Average FTE	392	8	5	34	439
2002
ROE	8%	25%	30%	(12)%	14%
ROA	1.16%	1.34%	0.67%	(1.16)%	0.97%
NIM	5.25%	1.96%	0.77%	4.77%	2.16%
Efficiency ratio	61%	10%	7%	44%	33%
Capital adjusted efficiency ratio	183%	18%	12%	73%	77%
Average FTE	367	8	6	40	421

      The Investment Portfolio Group segment’s total net income in 2003 remained comparable to 2002 and the overall net interest margin remained comparable as well. In the mortgage servicing-related assets division however, there was an $82 million increase in pretax income in 2003 compared to 2002 in mortgage banking activities. This revenue consisted primarily of income earned on our clean-up call loans (see further discussion below under “Investing Activities”), as well as on loans retained from our servicing portfolio. During 2003, as a result of the unprecedented prepayment environment, our Investment Portfolio Group contacted customers whose mortgage we service to assist them in refinancing their loans with IndyMac. Prior to 2003, loans refinanced for borrowers in our servicing platform were credited to the B2C division. Partially offsetting this mortgage banking revenue in 2003 was a $71 million decrease in pretax income in investing activities. This decrease was driven by the increased prepayment speeds on our servicing-related assets, which resulted in higher amortization and impairment on these assets.

      The following table compares the detail segment results of operations for the year ended December 31, 2003 to the year ended December 31, 2002, continued:

	Treasury		Corporate		Total
	Group	Subtotal	Overhead	Eliminations	Company

	(Dollars in thousands)
Mortgage Banking Activities
2003 — Pretax income (loss)	$—	$462,976	$—	$(58,270)	$404,706
2002 — Pretax income (loss)	—	298,843	(106)	(28,913)	269,824
Percentage Change	NM	55%	100%	(102)%	50%
Investing Activities
2003 — Pretax income	—	13,157	112	13,047	26,316
2002 — Pretax income	—	96,470	313	4,738	101,521
Percentage Change	NM	(86)%	(64)%	175%	(74)%
Financing and Other Activities
2003 — Pretax (loss) income	(43,494)	(48,200)	(100,153)	13	(148,340)
2002 — Pretax loss	(61,486)	(66,568)	(74,617)	—	(141,185)
Net Income
2003 — Net (loss) income	(26,313)	258,898	(60,244)	(27,351)	171,303
2002 — Net (loss) income	(36,649)	200,709	(42,769)	(14,547)	143,393
Percentage Change	28%	29%	(41)%	(88)%	19%
Performance Ratios
2003
ROE	N/A	35%	N/A	N/A	18%
ROA	N/A	2.23%	N/A	N/A	1.46%
NIM	N/A	2.88%	N/A	N/A	2.91%
Efficiency ratio	N/A	42%	N/A	N/A	58%
Capital adjusted efficiency ratio	N/A	41%	N/A	N/A	75%
Average FTE	23	3,070	523	N/A	3,593
2002
ROE	N/A	37%	N/A	N/A	17%
ROA	N/A	2.54%	N/A	N/A	1.80%
NIM	N/A	2.81%	N/A	N/A	2.89%
Efficiency ratio	N/A	44%	N/A	N/A	58%
Capital adjusted efficiency ratio	N/A	38%	N/A	N/A	85%
Average FTE	28	2,472	468	N/A	2,940

      The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the notes thereto and the other information incorporated by reference herein.

OPERATIONS

MORTGAGE BANKING ACTIVITIES

Loan Production

      During the year ended December 31, 2003, we produced a record $30.0 billion of loans, which was a 44% increase over the $20.9 billion of loans produced during the year ended December 31, 2002. The strong production volume reflects the continued unprecedented levels of production in the mortgage industry, continued penetration of the purchase market, growth in our products that are less interest rate sensitive, and the success of our Investment Portfolio Group’s customer retention program.

      Total production by loan type was as follows:

	Year Ended December 31,

			Percentage
	2003	2002	Change

	(Dollars in millions)
Volume by product
Prime(1)
Agency conforming	$5,096	$4,180	22%
Alt-A	15,496	8,515	82%
Jumbo	3,727	4,223	(12)%
Subprime(1)	1,855	1,379	35%
Home equity line of credit(2)	932	401	132%
Consumer construction(2)	2,130	1,578	35%

Subtotal mortgage production	29,236	20,276	44%
Subdivision construction commitments	800	606	32%

Total production volume	$30,036	$20,882	44%

Mortgage — Web-based production	$21,167	$15,144	40%
Mortgage pipeline at period end(3)	$4,116	$4,723	(13)%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

     In addition to the record production volume, we have shown strong growth in purchase mortgages. The following table details the mix of our pipeline and production between purchase, cash out refinance, and rate/term refinance transactions at December 31, 2003 and 2002.

	As of and For the Year Ended

	December 31,	December 31,	Percentage
	2003	2002	Change

	(Dollars in millions)
Mortgage loan production:
Purchase transactions	$9,809	$7,619	29%
Cash-out refinance transactions	11,141	7,252	54%
Rate/term refinance transactions	8,286	5,405	53%

Total mortgage loan production	$29,236	$20,276	44%

% purchase transactions	34%	38%
Mortgage pipeline:
Purchase transactions	$1,586	$1,142	39%
Cash-out refinance transactions	1,568	1,843	(15)%
Rate/term refinance transactions	962	1,738	(45)%

Mortgage pipeline at period end	$4,116	$4,723	(13)%

% purchase transactions	39%	24%

Mortgage Production by Division and Channel

      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which we have regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgages secured by California properties accounted for 50% of the mortgage loans produced in the year ended December 31, 2003 based on dollar value, and 43% based on number of loans.

      IndyMac Mortgage Bank produces mortgages through its B2B, B2R, HCL and HBD divisions. IndyMac Consumer Bank produces mortgages through its B2C, HELOC and Retail Bank divisions.

      The following table shows production and key performance indicators of the various relationship businesses of IndyMac Mortgage Bank during the year ended December 31, 2003.

	Relationship Businesses — IndyMac Mortgage Bank

Year Ended December 31, 2003	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Mortgage brokers	$11,049	$—	$1,544	$—	$12,593
Mortgage bankers	4,303	—	969	—	5,272
Conduit	2,407	—	—	—	2,407
Realtors	—	970	—	—	970
Builder/ Builder affiliates	—	—	81	508	589
Financial institutions	403	—	—	—	403
Consumer direct marketing	—	—	518	—	518

Subtotal mortgage production	18,162	970	3,112	508	22,752
Builder and subdivision construction commitments	—	—	—	800	800

Total relationship businesses production volume	$18,162	$970	$3,112	$1,308	$23,552

Percentage of total production	60%	3%	10%	4%	78%
Percentage change relative to Year ended December 31, 2002	32%	81%	30%	79%	35%
Composition of mortgage production:
Purchase transactions	30%	33%	100%	75%	41%
Cash-out refinance transactions	45%	34%	0%	14%	37%
Rate/term refinance transactions	25%	33%	0%	11%	22%
Key Performance Indicators for the Year Ended December 31, 2003
Active Customers:(1)
Average monthly active customers	2,125	228	274	25	2,652
Active customers during the year	5,243	1,091	1,791	93	8,218
Net new customers during the year(2)	2,363	728	N/A	37	3,128
Cost per funded mortgage loan (bps)	80	200	85	130	N/A
Percentage Change for the Year Ended December 31, 2003 vs. December 31, 2002
Active Customers:(1)
Average monthly active customers	10%	128%	32%	208%	18%
Active customers during the twelve months	10%	59%	42%	152%	22%
Cost per funded mortgage loan (bps)	(4)%	(8)%	4%	18%	N/A

(1)	Active customers are defined as customers who funded at least one loan during the period. The HCL division utilizes the B2B marketing relationships with mortgage brokers and mortgage bankers to produce consumer construction loans. As a result, there is some overlap of the two active customer statistics and new customers.

(2)	Net new customers are the number of new customers signed up during the period less those terminated.

     IndyMac Mortgage Bank’s production increased 35% from the year ended December 31, 2002 to year ended December 31, 2003. In view of the industry-wide declining mortgage refinancing market forecasted by MBAA for 2004, we are renewing our focus on less cyclical products, such as ARM loans, sub-prime, second mortgages and HELOC’s and purchase oriented products including land development programs. At the same time, we have been more disciplined in adding new customers that are more likely to remain active over the long term due to their product mix and technology focus. Consistent with our focus on new customers, we are continuing to expand our sales staff in all channels, focusing on countering the overall decline in the market by seeking to aggressively grow market share.

      The following table shows production of the various consumer direct businesses of IndyMac Consumer Bank during the year ended December 31, 2003. In addition, our Investment Portfolio Group initiated a new customer retention program in connection with its servicing portfolio during the third quarter of 2003, as disclosed below.

	Consumer Direct Businesses —
	IndyMac Consumer Bank				Investment
					Portfolio
Year Ended December 31, 2003	B2C	HELOC	Retail Bank	Total	Group

	(Dollars in millions)
Volume by Channel and Source(1)
Web-based production:
Direct at www.indymacmortgage.com	$1,070	$—	$—	$1,070	$—
Indirect Web-based leads	596	—	—	596	—
Cross-marketing and portfolio refinancing	2,860	—	188	3,048	546
Direct telemarketing and affinity relationships	784	199	—	983	—
Retail banking branches	—	—	239	239	—

Total consumer direct production volume	$5,310	$199	$427	$5,936	$546

Percentage of total production	18%	1%	1%	20%	2%
Percentage change relative to Year ended December 31, 2002	63%	866%	197%	73%	N/A
Composition of mortgage production:
Purchase transactions	5%	N/A	22%	7%	0%
Cash-out refinance transactions	45%	N/A	35%	44%	0%
Rate/term refinance transactions	50%	N/A	43%	49%	100%

(1)	HELOC amounts represent the loans produced only by the HELOC division. HELOC loans produced by other business divisions totaled $733 million during the year ended December 31, 2003. HELOC loans produced by business divisions other than the HELOC division are included in the production volume of the respective originating business division.

     B2C’s production volume grew 63% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The B2C division is currently our most established consumer-direct business, generating 89% of the total consumer-direct business. This business is generally skewed to the refinance environment with its web centralized call center approach and as such, is expected to be more cyclical as a result of changes in interest rates. The HELOC division was established during 2002 to facilitate targeted marketing of our HELOC product directly to consumers in addition to the production of HELOCs within our other production channels. Through a streamlined application process and competitive pricing, this division provides homeowners the ability to easily access the equity in their homes for a variety of uses. Currently, we hold the HELOCs generated by the HELOC division for investment, as these HELOCs are prime rate based and typically have high FICO scores and low combined loan-to-value ratios. The HELOC product also tends to be somewhat counter-cyclical to the mortgage industry. As interest rates rise, consumers who want to access the equity in their home are more inclined to utilize a HELOC product rather than a cash-out refinance of their existing low-rate mortgage loan. As a result, we expect the HELOC division’s production to increase as the market transitions to a higher interest rate environment.

Loan Sales

      The Company sold $23.2 billion and $16.8 billion of loans during the years ended December 31, 2003 and 2002, respectively. The Company’s gain on sale of loans increased 29% in the year ended December 31, 2003 to $387 million, from $301 million in the year ended December 31, 2002. The increase in the gain on sale was a result of a 38% increase in the amount of loans sold, offset in part by a twelve basis point decrease in net profit margin, from 1.79% in the year 2002 to 1.67% in the year 2003.

      The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale to protect its margin on sale of loans. Hedging practices can vary significantly from company to company ranging across a broad spectrum. At one extreme, a mortgage banker may choose to not hedge its pipeline at all. Mortgage bankers who choose to not hedge their pipeline will typically report higher earnings and profit margins in a falling interest rate environment, and lower earnings and profit margins in a rising interest rate environment. This will be the most profitable strategy over an indefinite period of time as more production is done in the declining rate environment, assuming the rates rise as often as they fall. However, such a strategy results in highly volatile earnings and could result in losses for an extended period of time potentially risking the depletion of capital reserves. Conversely at the other extreme, a mortgage banker can choose to hedge 100% of its pipeline with option-based instruments to closely offset the “free option” enjoyed by the mortgage loan applicant to not close on his or her loan (i.e. “fallout”). This hedging strategy will generally produce stable and consistent results, but profitability is significantly reduced as the cost of the options can be prohibitive.

      Generally, prudent mortgage bankers will choose a strategy that falls within the boundaries of the above extremes. IndyMac tends to utilize instruments such as forward sale agreements whose change in value as interest rates change is expected to offset the change in value of its underlying mortgage pipeline based on expected closing ratios. Utilizing this strategy we focus on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors such as product type, business units, progress or “status” of transactions, as well as changes in market interest rates since we committed a rate to the borrower (“rate lock commitments”), the Company seeks to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, the Company has been able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments. Companies with lower coverage ratios may tend to follow the market increasing their hedge costs and reducing their profit margins as interest rates rise. In comparing financial results, investors should be aware of the varying results that can be achieved under different hedge strategies.

      The table below illustrates the impact of the Company’s pipeline hedging activities.

	Year Ended December 31,
	2003	2002	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$419	$511	(18)%
Gross margin before hedging	1.81%	3.04%	(40)%
Hedging losses	$(32)	$(210)	85%
Net gains on sale	$387	$301	29%
Net margin after hedging	1.67%	1.79%	(7)%

      Included in the pipeline are rate lock commitments in addition to mortgage loans held for sale. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and, therefore, are recorded at fair value. The Company hedges the risk of changes in fair value of rate lock commitments generally by selling forward contracts on securities of Fannie Mae or Freddie Mac as the Company deems appropriate to prudently manage this risk. These forward contracts are also accounted for as derivatives and recorded at fair value.

      In measuring the fair value of rate lock commitments, the proceeds expected upon eventual loan sale are used. This value excludes the value of the MSRs inherent in the loan except for certain high quality, liquid, conventional mortgages where whole loan sale prices including servicing rights are readily available. These values are calculated using the same methodologies that are used in our loan sales, adjusted using an anticipated fallout factor for rate lock commitments that will likely not be funded. This method of calculating the value of the derivative has the effect of recognizing a portion of the gain from mortgage loans before the loans are funded. As of December 31, 2003, the fair value of the rate lock commitments, net of related hedges, was $20.7 million.

      During the fourth quarter of 2003, the Securities and Exchange Commission announced its intention to issue accounting guidance requiring that rate lock commitments be treated as written options. This guidance, if issued, would change the timing of the Company’s recognition of gain on sale revenue. Had the guidance been applied during the fourth quarter of 2003, the revenue related to the fair value of rate locks granted during the quarter would not have been recognized until the related loans were sold. This amount is estimated to be roughly 50% of total quarterly gain on sale revenue. Since the time between rate lock and loan sale is typically less than 90 days, this revenue would likely be recognized in the following quarter.

      The SEC guidance is currently expected to be implemented as of April 1, 2004. This implementation is expected to have a one-time negative impact on gain on sale revenues in the quarter implemented, but effects only the timing of revenue recognition, generally by one quarter or less, not the ultimate amount of revenue recognized over time.

      The following table presents the gain on sale margins by product type for the years ended December 31, 2003 and 2002:

	Year Ended December 31, 2003			Year Ended December 31, 2002

Gain on Sale Margins	Amount	Gain on		Amount	Gain on
by Product Type	Sold	Sale	Margin	Sold	Sale	Margin

	(Dollars in millions)
Agency conforming	$6,056	$70.4	1.16%	$4,521	$60.1	1.33%
Alt-A and Jumbo	15,146	257.1	1.70%	11,227	198.6	1.77%
Subprime	994	26.2	2.64%	942	38.7	4.11%
Loans acquired through clean-up calls	826	30.4	3.68%	—	—	—
Lot loan and income property	154	3.2	2.08%	135	3.4	2.52%

Total gain on sale of loans	$23,176	$387.3	1.67%	$16,825	$300.8	1.79%

      In addition to the gain on sale, IndyMac earns spread and fee income on its mortgage loans held for sale. It is important to look at the entire mortgage banking revenue stream in evaluating performance as these components may vary in differing interest rate environments and sale strategies. The following table depicts the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on sale of loans, net interest income, and fee income by the amount of loans sold:

	Year Ended December 31,

	2003		2002

		% of		% of
	Amount	Loans	Amount	Loans
	Sold	Sold	Sold	Sold

	(Dollars in thousands)
Gain on sale of loans	$387,311	1.67%	$300,800	1.79%
Net interest income	173,704	0.75%	96,035	0.57%
Fee income	62,977	0.27%	46,169	0.27%

Total mortgage banking revenue	$623,992	2.69%	$443,004	2.63%

Loans sold	$23,175,841		$16,825,419

      The following table shows the various channels through which loans were distributed:

	Year Ended December 31,

	2003		2002

	(Dollars in millions)
	Loan	Distribution	Loan	Distribution
	Distribution	Percentage	Distribution	Percentage

Sales to the GSEs(1)	$13,870	50%	$9,103	50%
Private-label securitizations	5,778	21%	6,255	35%
Whole loan sales	3,528	13%	1,467	8%

Subtotal sales	23,176	84%	16,825	93%
Investment portfolio acquisitions(2)	4,353	16%	1,344	7%

Total loan distribution	$27,529	100%	$18,169	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.

      In conjunction with the sale of mortgage loans in private-label securitizations and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only strips, AAA-rated senior securities, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $387 million in gain on sale of loans earned during the year ended December 31, 2003 included the retention of $367 million of servicing-related assets and $19 million of other investment and non-investment grade securities. During the year ended December 31, 2003, the assets previously retained generated cash flows of $198 million. More information on the valuation assumptions related to IndyMac’s retained assets can be found under the heading, “Valuation of Servicing-Related Assets” below.

INVESTING ACTIVITIES

      IndyMac’s Investment Portfolio Group complements the Company’s mortgage banking activities and serves to diversify the Company’s revenue stream through its investments in SFR mortgage loans, mortgage-backed securities and servicing-related assets.

      The Investment Portfolio Group’s investment in prime SFR loans, mortgage-backed securities and mortgage loan servicing-related assets helps to provide stable earnings in periods when mortgage banking revenues decline. Should loan production decline due to factors such as increasing interest rates, the value and fee income of the Investment Portfolio Group’s MSRs generally rises, as there is less incentive for borrowers to refinance at a higher interest rate. Similarly, when loan production increases, the value of the MSRs and the associated income streams generally decrease. We believe this serves to stabilize the Company’s revenue stream through increased interest and servicing fee income when production slows.

      In addition to the Investment Portfolio Group’s investments, certain investing activities also take place in our IndyMac Mortgage Bank and IndyMac Consumer Bank segments. These activities include the investment in construction loans and HELOCs by these business units.

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

	Year Ended December 31,

	2003	2002

	(Dollars in thousands)
Net interest income after provision for loan losses	$144,644	$138,885
Service fee (loss) income	(16,081)	19,197
(Loss) gain on mortgage-backed securities, net	(30,853)	4,439
Other income	11,375	9,850
Average balance of interest-earning assets and MSRs	$7,346,974	$5,194,060
Investing activities’ return before operating expenses on interest-earning assets and MSRs	1.48%	3.32%

      The returns on our investment portfolio were lower in 2003 than in 2002 primarily as a result of the cumulative impact of continued accelerated prepayments during 2003. Higher yielding assets have been replaced with lower yielding assets in the current low interest rate environment. Additionally, as prepayments shorten the expected duration of the portfolio of MSRs, the discount rate decreases relative to the shorter life of the asset. All other things being equal, we expect the performance of our investment portfolio will improve as interest rates rise and prepayments slow to more normal levels.

Investment Portfolio Group

      The following table sets forth the composition of the Investment Portfolio Group’s assets as of December 31, 2003 and 2002:

	December 31,

	2003	2002

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,945,439	$2,096,517
SFR mortgage loans held for sale	610,953	—
Mortgage-backed, U.S. Treasury securities and agency notes:
Trading securities:
AAA-rated and agency interest-only strips	146,179	187,060
AAA-rated principal-only securities	8,518	79,554
U.S. Treasury securities	—	282,219
AAA-rated non-agency securities	—	101,185
AAA-rated agency securities	—	25,055
Other investment grade securities	8,922	9,114
Other non-investment grade securities	1,760	2,956
Residual securities	58,253	78,740

Subtotal — trading securities	223,632	765,883
Available for sale securities
AAA-rated non-agency securities	1,407,984	1,406,321
AAA-rated agency securities	25,193	123,269
AAA-rated agency notes	143,689	—
Other investment grade securities	26,926	39,258
Other non-investment grade securities	10,182	4,362

Subtotal — available for sale securities	1,613,974	1,573,210

Total mortgage-backed, U.S. Treasury securities and agency notes	1,837,606	2,339,093
Mortgage servicing rights	443,688	300,539
Other assets	280,467	209,039

Total	$8,118,153	$4,945,188

Percentage of securities portfolio rated investment grade	96%	96%
Percentage of securities portfolio rated AAA	94%	94%

      AAA-rated and agency interest-only strips and residual securities and securities used to hedge these assets are classified as trading securities. Changes in the fair value of these securities are recorded in earnings. All other mortgage-backed securities are classified as available for sale, and changes in fair value of these assets are recorded in equity.

SFR Mortgage Loans Held for Investment

      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its investing activities relative to its mortgage banking activities, which tend to be more cyclical. During 2003, the Company added $4.4 billion of mortgage loans in accordance with this strategy. The following table shows the composition of this portfolio as of December 31, 2003 and 2002 and relevant credit quality characteristics at December 31, 2003:

	December 31,

	2003	2002

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,945,439	$2,096,517
Average loan size	$286	$227
Non-performing loans as a percentage of SFR loans	0.38%	1.20%
Estimated average life in years(1)	3.1	3.4
Estimated average duration in years(2)	1.4	1.4
Annual yield	4.63%	6.53%
Fixed-rate mortgages	6%	23%
Adjustable-rate mortgages	39%	28%
Hybrid adjustable-rate mortgages	55%	49%

Additional Information as of December 31, 2003

Average FICO score(3)	707
Average loan-to-value ratio	73%
Geographic distribution:
Southern California	39%
Northern California	22%
New York	4%
Florida	3%
Michigan	3%
Georgia	2%
Colorado	2%
New Jersey	2%
Washington	2%
Other (each individually less than 2%)	21%

Total	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Bank’s estimates for prepayments.

(2)	Average duration measures the expected variability of the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores reflect a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

SFR Mortgage Loans Held for Sale

      Loans held for sale in the Investment Portfolio Group are substantially comprised of SFR mortgage loans acquired through exercising our right to call selected private label securitization transactions as Master Servicer and loans generated through retention programs. The Company maintains the right to call selected transactions when the outstanding loan balances in the securitization trust decline to a specified level, typically 10% of the original collateral balance. During the year ended December 31, 2003, we called a total of approximately $1.6 billion in loans. We sold approximately $826 million of clean-up call loans during the year, for a pretax gain of $30.4 million. Additionally, during 2003, we recognized a pretax gain of $19.7 million on loans sold related to the loans acquired through our retention program. The balance at December 31, 2003 of loans held for sale for the Investment Portfolio Group represents the inventory of called loans and loans acquired through retention programs that remain unsold. We expect to exercise our option to call additional loans of approximately $440 million in 2004, the exact timing and amount of which is dependent upon the future interest rate environment and borrower prepayment behavior.

Mortgage-Backed Securities, U.S. Treasury Securities and Agency Notes

      The Company’s portfolio of mortgage-backed securities, U.S. Treasury securities and agency notes totaled $1.8 billion and $2.3 billion at December 31, 2003 and 2002, respectively. These securities are recorded at fair value. The Company invests in high quality mortgage-backed securities to provide net interest income. The extreme prepayment environment negatively impacted interest spreads on these securities for most of 2003; however spreads began to recover in the third quarter and rebounded solidly in the fourth quarter. At December 31, 2003, 94% of the portfolio was rated AAA with an expected weighted average life of 4.7 years. U.S. Treasury securities in the trading portfolio are purchased to hedge the interest rate risk associated with servicing-related assets, among other types of investments. AAA-rated principal-only securities are retained from securitizations or purchased in the secondary market to hedge MSR related assets. The Company periodically trades its hedging instruments to rebalance its portfolio into instruments we believe will most effectively hedge the underlying asset, after considering changing market conditions.

      We estimate the fair value of our other investment grade and non-investment grade mortgage-backed securities based on market information, when available, or with discounted cash flow techniques using assumptions for credit losses, prepayment rates, and market yield requirements. For those securities used as hedges on our AAA-rated and agency interest-only securities, residual securities or MSRs, adjustments to the carrying value of the security are recorded through earnings (trading securities). Adjustments to the carrying value of all other securities (available for sale) are recorded as a component of other comprehensive income in shareholders’ equity.

      The fair value of other investment grade and non-investment grade securities by credit rating as of December 31, 2003 and 2002 follows:

		Premium
	Current	(Discount)
	Face	to Face	Amortized	Fair
	Value	Value	Cost	Value

	(In thousands)
December 31, 2003

Investment grade mortgage-backed securities:
AAA	$7,922	$77	$7,999	$8,001
BBB	25,121	(1,546)	23,575	24,198
BBB—	4,000	(351)	3,649	3,649

Total other investment grade mortgage-backed securities	$37,043	$(1,820)	$35,223	$35,848

Non-investment grade mortgage-backed securities:
BB	$9,016	$(1,292)	$7,724	$7,896
B	830	(644)	186	186
CCC	5,378	(4,487)	891	1,165
C	6,274	(4,453)	1,821	1,934
D	2,668	(1,992)	676	676
NR	830	(745)	85	85

Total other non-investment grade mortgage-backed securities	$24,996	$(13,613)	$11,383	$11,942

December 31, 2002

Investment grade mortgage-backed securities:
AA	$20,900	$(111)	$20,789	$22,133
A	2,352	(131)	2,221	2,445
BBB	18,978	(1,073)	17,905	18,450
BBB—	5,668	(378)	5,290	5,344

Total other investment grade mortgage-backed securities	$47,898	$(1,693)	$46,205	$48,372

Non-investment grade mortgage-backed securities:
BB	$4,251	$(772)	$3,479	$3,661
B	877	(532)	345	351
CCC	9,462	(6,507)	2,955	2,955
NR	877	(533)	344	351

Total other non-investment grade mortgage-backed securities	$15,467	$(8,344)	$7,123	$7,318

      At December 31, 2003, of the total other investment grade and non-investment grade mortgage-backed securities, $32.4 million was collateralized by prime loans, $13.6 million by subprime loans and $1.8 million by manufactured housing loans. The increase in other non-investment grade mortgage-backed securities compared to December 31, 2002 was primarily due to the retention of a BB rated, prime collateral security during the fourth quarter of 2003.

      During the third quarter of 2002, we reclassified our portfolio of non-investment grade residual securities from available for sale to the trading classification. This reclassification was done so that our accounting results would more closely match our economic hedging activities. We also transferred to the trading classification from the available for sale classification certain AAA-rated non-agency securities that are intended to hedge the interest rate risk associated with residual securities. The transfer of residual securities from available for sale to trading resulted in a $4.0 million reclassification from accumulated other comprehensive income to gain on mortgage-backed securities.

      The following table sets forth certain information regarding the weighted average yields and remaining contractual maturities of our mortgage-backed securities portfolio as of December 31, 2003:

			More than		More than
			One Year		Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Mortgage-backed securities
AAA-rated and agency interest-only securities	$—	—	$476	9.07%	$6,284	7.52%	$139,419	7.09%	$146,179	7.11%
AAA-rated principal-only securities	—	—	—	—	33	7.60%	8,485	6.28%	8,518	6.29%
AAA-rated agency securities	4	33.83%	105	8.26%	—	—	25,084	3.63%	25,193	3.65%
AAA-rated non-agency securities	—	—	—	—	—	—	1,407,984	4.45%	1,407,984	4.45%
AAA-rated agency notes	—	—	—	—	119,063	4.49%	24,626	5.59%	143,689	4.68%
Other investment grade mortgage-backed securities	—	—	5,518	5.88%	—	—	30,330	7.29%	35,848	7.07%

Total investment grade mortgage-backed securities	4	33.83%	6,099	6.17%	125,380	4.64%	1,635,928	4.74%	1,767,411	4.74%

Non-investment grade residual securities	—	—	3,081	20.00%	—	—	55,172	19.89%	58,253	19.90%
Other non-investment grade mortgage-backed securities	—	—	3,737	10.01%	—	—	8,205	15.79%	11,942	13.98%

Total non-investment grade mortgage-backed securities	—	—	6,818	14.52%	—	—	63,377	19.36%	70,195	18.89%

Total mortgage-backed securities	$4	33.83%	$12,917	10.58%	$125,380	4.64%	$1,699,305	5.29%	$1,837,606	5.28%

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

Mortgage Servicing and Mortgage Servicing Rights

      In addition to its own loans, IndyMac serviced $30.8 billion of mortgage loans owned by others at December 31, 2003 with a weighted average coupon of 6.53%. In comparison, IndyMac serviced $28.4 billion of mortgage loans owned by others at December 31, 2002 with a weighted average coupon of 7.56% and $19.9 billion of mortgage loans owned by others at December 31, 2001 with a weighted average coupon of 8.28%. The table below shows the activity in the servicing portfolio during the years ended December 31, 2003 and 2002:

	Year Ended December 31,

	2003	2002

	Servicing Portfolio

	(In millions)
Unpaid principal balance at beginning of period	$28,376	$29,472
Additions	21,269	15,649
Clean-up calls exercised	(1,612)	(159)
Loan payments and prepayments	(17,259)	(16,586)

Unpaid principal balance at end of period	$30,774	$28,376

      The capitalized value of MSRs totaled $443.7 million as of December 31, 2003 and $300.5 million as of December 31, 2002, reflecting an increase of $143.2 million. The table that follows shows the activity in our MSRs.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Balance at beginning of period	$300,539	$321,316	$211,127
Additions	291,849	230,894	229,825
Conversion of MSRs to interest-only strips	(47,311)	(75,371)	—
Clean-up calls exercised	(10,256)	(685)	—
Scheduled amortization	(85,590)	(68,228)	(68,716)
Valuation (impairment)	(5,543)	(107,387)	(50,920)

Balance at end of period	$443,688	$300,539	$321,316

      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We first stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are validated quarterly by third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings. However, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance, precluding subsequent reversals. As of December 31, 2003, the valuation allowance on MSRs totaled $59.5 million.

AAA-Rated and Agency Interest-Only Securities and Residuals

      We evaluate the carrying value of our AAA-rated and agency interest-only strips and residual securities by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities.

      A summary of the activity in the AAA-rated and agency interest-only strips and residual securities portfolios for the years ended December 31, 2003 and 2002 follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
AAA-rated securities and agency interest-only strips:
Beginning balance	$187,060	$211,104
Retained investments from securitizations	47,791	36,389
Conversion of MSRs to interest-only strips	47,311	75,371
Clean-up calls exercised	(40,333)	(4,227)
Cash received, net of accretion	(51,129)	(51,961)
Valuation losses before hedges	(44,521)	(79,616)

Ending balance	$146,179	$187,060

Residual securities:
Beginning balance	$78,740	$43,123
Retained investments from securitizations	23,526	73,944
Sales	(10,525)	(19,000)
Cash received net of accretion	(23,627)	(21,715)
Valuation (losses) gains before hedges	(9,861)	2,388

Ending balance	$58,253	$78,740

      During 2002, we modified our agreement with one of the GSEs, resulting in the bifurcation of the fee we retain to service loans sold to the GSE. Previously, the entire contractual servicing fee was capitalized on the balance sheet as MSRs. Under the new agreement, the contractual servicing fee is separated into a reduced servicing fee of 25 basis points (the base servicing fee) and an excess yield strip for amounts above the base servicing fee. The base servicing fee continues to be capitalized as MSRs, while the excess yield strip is now included in trading securities and accounted for similar to the AAA-rated interest only securities. While the amount of the total servicing fees and related cash flow expected to be derived from servicing the loans were not impacted by the modification, the change in balance sheet classification will result in two primary benefits. First, the excess yield strip will be marked to market through the income statement, and will no longer be subject to the lower of cost or market limitations applicable to MSRs. This will directly align the hedge accounting treatment for the asset with actual economic hedging results. Second, the excess yield strip is now risk weighted at 100% for regulatory capital purposes instead of the higher requirement for MSRs. During 2003 and 2002, we reclassified $47.3 million and $75.4 million, respectively, of capitalized MSRs to trading securities pursuant to this agreement.

Valuation of Servicing-Related Assets

      AAA-rated and agency interest-only strips and residual securities are recorded at fair market value. MSRs are subject to lower of cost or market limitations. We determine the fair value of MSRs using our valuation models, which are validated quarterly by third party opinions of value. Relevant information and assumptions used to value the Company’s servicing related assets at December 31, 2003 and 2002 are shown below:

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
December 31, 2003
AAA-rated/ agency interest-only strips	$146,179	$13,640,307	6.90%	0.38%	34.0%	2.81	17.2%	35.5%	9.8%	N/A

Prime residual securities	$25,614	$3,506,638	7.00%	1.48%	60.0%	0.49	26.3%	36.0%	15.8%	0.5%
Subprime residual securities	32,639	$1,286,694	8.65%	4.34%	38.4%	0.58	33.4%	32.9%	23.6%	2.3%

Total non-investment grade residual securities	$58,253

MSRs(3)	$443,688	$30,773,545	6.53%	0.32%	31.0%	4.51	16.8%	31.5%	10.0%	N/A

December 31, 2002
AAA-rated/ agency interest-only strips	$187,060	$14,214,229	7.77%	0.53%	38.5%	2.48	23.6%	39.7%	8.7%	N/A

Prime residual securities	$33,400	$2,968,794	7.51%	1.44%	35.5%	0.78	18.9%	40.3%	15.2%	0.7%
Subprime residual securities	45,340	$1,968,041	9.54%	4.21%	30.3%	0.55	32.1%	35.0%	27.1%	2.8%

Total non-investment grade residual securities	$78,740

MSRs	$300,539	$28,375,897	7.56%	0.33%	40.7%	3.21	22.0%	36.3%	9.5%	N/A

(1)	Assumed prepayment speeds are higher in the short term and lower in the long term based on the market forward curve for interest rates rising over the life of the asset.

(2)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.06% and 1.43% for prime and subprime residuals, respectively, at December 31, 2003.

(3)	At December 31, 2003, the capitalized servicing asset was comprised of $30.8 billion of loans serviced by us. In addition to the loans serviced for others, we also service $6.1 billion of IndyMac-owned loans and loans subserviced for others on an interim basis for a total servicing portfolio of $36.9 billion.

      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only strips, we project prepayment rates using four-factor prepayment models which incorporate relative weighted average note rate, seasoning, seasonality and burn-out of the pool of loans relative to expectations of future rates implied by the market forward LIBOR/swap curve.

      The weighted average multiple for MSRs, AAA-rated and agency interest-only strips and residual securities represents the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only strips, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/ conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples whose product mix is different.

      Lifetime prepayment assumptions for AAA-rated and agency interest-only strips and MSRs decreased at December 31, 2003 compared to December 31, 2002. The decrease in the lifetime prepayment assumptions for AAA-rated and agency interest-only strips and MSRs reflects the impact of lower collateral note rates and the increase in interest rates at December 31, 2003 compared to December 31, 2002.

Hedging Interest Rate Risk on Servicing-Related Assets

      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only strips, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our Investment Portfolio Group is responsible for the management of interest rate and prepayment risks in the Investment Portfolio, subject to policies and procedures established by, and oversight from, our management-level Asset and Liability Committee (“ALCO”) and Board of Directors-level ALCO.

      The objective of our hedging strategy is to mitigate the impact of changes in interest rates on the net economic value of the balance sheet and quarterly earnings, not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and our portfolio retention efforts. Historically, we have hedged servicing-related assets using a mix of securities on balance sheet, such as AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, as well as derivatives such as futures, floors, swaps, or options. Recently, clean-up call revenues and retention programs have also been added to our asset management program. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the above instruments designed to correlate well with the hedged assets.

      With interest rates continuing to be near historic low levels and exhibiting high volatility, the value of mortgage servicing remains low. Our recovery of impairment did not fully offset our derivative hedge losses. However, as shown in the servicing related assets segment results, our realization of income from clean-up calls and portfolio retention resulted in a positive return for the portfolio during the year. These activities are a direct result of the ownership of servicing rights and we consider those activities as a component of the portfolio performance.

      The following breaks out the components of service fee income and the gain on mortgage-backed securities, net.

	Year Ended December 31,

			Percentage
	2003	2002	Change

	(Dollars in thousands)
Service fee income:
Gross service fee income	$105,063	$96,286	9%
Amortization	(85,590)	(68,228)	25%

Service fee income net of amortization	19,473	28,058	(31)%
Valuation adjustments on MSRs	(5,543)	(107,387)	(95)%
Hedging (losses) gains	(30,011)	98,526	(130)%

Total service fee (expense) income	$(16,081)	$19,197	(184)%

Net (loss) gain on securities:
Realized gain on available-for-sale securities	$2,080	$7,606	(73)%
Impairment on available-for-sale securities	(2,336)	(2,513)	7%
Unrealized loss on AAA-rated and agency interest only strips and residual securities	(54,382)	(75,724)	28%
Transfer of residual securities to trading classification	—	4,029	(100)%
Transfer of instruments used to hedge AAA IOs and residual securities to trading	—	1,128	(100)%
Net gain on securities and other instruments used to hedge AAA-rated and agency interest-only strips and residual securities	23,785	69,913	(66)%

Total (loss) gain on mortgage-backed securities, net	$(30,853)	$4,439	(795)%

Total Clean-Up Call and Retention Program Income	$82,215	$—

      The clean-up call and retention program income totaling $82.2 million in 2003 is recognized as a component of gain on sale and net interest income in the Investment Portfolio Group’s mortgage banking activities. As shown in our segment results on page 28, the effect of the clean-up call and retention program activities allowed the mortgage servicing business to generate positive returns during the historic refinance boom in 2003.

Construction Lending

      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9-12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase. When the loan converts to permanent status the loan is transferred into the Company’s pipeline of mortgage loans held for sale. These loans are typically fixed-rate loans. Consumer construction loan originations in 2003 grew 35% over 2002. Increases in both origination channels (B2B and B2C) were driven by growth in active customers and marketing leads. The cost of funding an HCL construction loan increased in 2003 4% from December 31, 2002. Consumer construction loans outstanding at December 31, 2003 were $1.1 billion, up 31% compared to the amount at December 31, 2002.

      With respect to builder construction loans, our activities have been increasingly focused on those homebuilders that provide our mortgage loans to their customers when they sell the completed residence.

Builder construction loans are typically based on prime rates. Builder loans outstanding, including construction and land and other mortgage loans, was comparable to December 31, 2002 at $605 million. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the real estate.

      The following tables present further information on our construction loan portfolios.

	Year Ended December 31,

	2003		2002

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Construction loans	$1,145,526	$484,397	$875,335	$482,408
Land and other mortgage loans	$87,045	$120,751	$81,885	$123,066
Outstanding commitments	$2,091,853	$1,120,893	$1,531,011	$1,104,160
Average construction loan and land commitments	$391	$3,046	$415	$1,982
Non-performing loans	0.78%	1.60%	1.08%	2.92%
Annual yield on construction loans	6.32%	6.75%	7.61%	7.17%
Fixed-rate loans	98%	1%	94%	1%
Adjustable-rate loans	0%	97%	0%	96%
Hybrid adjustable-rate loans	2%	2%	6%	3%

Additional Information as of December 31, 2003

Consumer
Construction
Loans

Average loan-to-value ratio(1)	74%
Average FICO score(2)	706
Geographic distribution(3)
Southern California	31%
Northern California	18%
New York	6%
Hawaii	4%
Florida	4%
Colorado	3%
New Jersey	3%
Nevada	3%
Washington	3%
Connecticut	3%
Other (each individually< 2%)	22%

Total Consumer Construction	100%

Builder
Construction
Loans

Average loan-to-value ratio(1)	69%
Average FICO score(2)	N/A
Southern California	45%
Northern California	24%
Illinois	13%
Florida	6%
Other (each individually< 2%)	12%

Total Builder Construction	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at December 31, 2003.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.

(3)	Geographic distribution is based on outstanding balances. Some projects are continuing to be built out in states in which we no longer solicit new loans.

      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in “Credit Risk and Reserves” below.

      The table below indicates the contractual maturities of our construction loans as of December 31, 2003:

		After One but	Total Unpaid
	Due Within	Within Five	Principal
	One Year	Years	Balance

	(In thousands)
Builder construction loans	$412,718	$74,587	$487,305
Consumer construction loans	1,124,619	17,820	1,142,439

Total construction loan portfolio	$1,537,337	$92,407	$1,629,744

HELOC Activities

      We successfully grew our HELOC portfolio 127% from $313 million as of December 31, 2002, to $711 million as of December 31, 2003. The majority of the year’s HELOC production was driven by our internal channels, which produced 10,462 HELOC commitments primarily through our B2B and B2C business channels. We also embarked on a direct to customer mailing campaign, which produced 3,456 HELOC commitments. All HELOC loans are adjustable rate loans indexed to the prime rate at December 31, 2003.

      The majority of the HELOC volume in 2003 was produced concurrently with a first mortgage. However, we believe that the declining market for mortgage refinancing will drive stronger levels of stand-alone HELOC production as homeowners look for alternatives to access their home equity.

      In response to this accelerating growth and to capitalize on the market’s shift to HELOCs, we are establishing and expanding a HELOC dedicated sales staff to work concurrently with our business units and to manage HELOC directed sales efforts. The HELOC division is also working with our business units to develop new Home Equity products to more aggressively penetrate identified niche markets.

      The following table presents information on our HELOCs as of December 31, 2003 and 2002.

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Outstanding book value	$711,494	$312,881
Outstanding commitments(1)	$1,189,213	$459,537
Average spread over prime	1.92%	1.78%
Non-performing loans	0.17%	0.21%
Average FICO score	710	711
Average CLTV ratio(2)	77%	78%

Additional Information as of December 31, 2003

	Total	Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Book Value	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
Greater than or equal to 96% & Less than or equal to 100%	$17,332	$47	4.43%	723	1.33%
Greater than or equal to 91% & Less than or equal to 95%	93,495	50	3.53%	715	0.40%
Greater than or equal to 81% & Less than or equal to 90%	281,807	51	2.34%	695	0.76%
Greater than or equal to 71% & Less than or equal to 80%	178,700	81	1.00%	712	0.84%
70%	140,160	86	0.87%	726	0.37%

Total	$711,494

(1)	On funded loans.

(2)	The CLTV combines the loan-to-value on both the first mortgage loan and the HELOC.

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

	Year Ended December 31,

	2003			2002			2001

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$1,794,630	$83,903	4.68%	$1,828,694	$112,065	6.13%	$1,397,314	$121,867	8.72%
Loans held for sale	3,438,677	214,338	6.23%	2,222,838	148,498	6.68%	2,262,676	177,982	7.87%
Mortgage loans held for investment	3,680,554	170,290	4.63%	1,707,409	111,450	6.53%	1,738,432	138,793	7.98%
Builder construction and income property	549,582	37,114	6.75%	595,711	42,726	7.17%	537,068	58,522	10.90%
Consumer construction	956,211	60,392	6.32%	731,476	55,660	7.61%	525,384	42,241	8.04%
Investment in Federal Home Loan Bank stock and other	255,050	9,804	3.84%	144,028	6,705	4.66%	106,266	5,535	5.21%

Total interest-earning assets	10,674,704	575,841	5.39%	7,230,156	477,104	6.60%	6,567,140	544,940	8.30%

Other	1,037,578			721,659			550,544

Total assets	$11,712,282			$7,951,815			$7,117,684

Interest-bearing deposits	$3,162,221	87,828	2.78%	$2,665,942	105,188	3.95%	$1,909,159	98,781	5.17%
Advances from Federal Home Loan Bank	3,820,076	113,032	2.96%	2,092,972	101,647	4.86%	1,638,151	95,222	5.81%
Other borrowings	2,697,909	64,044	2.37%	1,710,659	60,981	3.56%	2,640,429	148,315	5.62%

Total interest-bearing liabilities	9,680,206	264,904	2.74%	6,469,573	267,816	4.14%	6,187,739	342,318	5.53%

Other	1,096,006			618,466			167,684

Total liabilities	10,776,212			7,088,039			6,355,423
Shareholders’ equity	936,070			863,776			762,261

Total liabilities and shareholders’ equity	$11,712,282			$7,951,815			$7,117,684

Net interest income		$310,937			$209,288			$202,622

Net interest spread			2.66%			2.46%			2.77%

Net interest margin			2.91%			2.89%			3.09%

Return on average equity			18.30%			16.60%			15.27%

Return on average assets			1.46%			1.80%			1.64%

      The net interest spread and margin during 2003 widened from that of 2002. The yield on interest earning assets declined during the year due to high prepayment speeds, although the effect of the prepayments during the year was partially offset by recently acquired higher yielding clean-up call loans. However, our cost of funds decreased faster than the yield on assets, resulting in a higher spread and higher margin. The decrease in cost of funds was largely the result of the repricing of higher interest rate CDs and term FHLB advances to lower rates.

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

•	changes in volume (changes in average outstanding balances multiplied by the prior period’s rate),

•	changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and

•	changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Year Ended December 31,
	2003 vs 2002

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(In thousands)
Interest income:
Securities	$(2,087)	$(26,570)	$495	$(28,162)
Loans held for sale	81,225	(9,946)	(5,439)	65,840
Mortgage loans held for investment	128,796	(32,453)	(37,503)	58,840
Builder construction and income property	(3,308)	(2,497)	193	(5,612)
Consumer construction	17,100	(9,461)	(2,907)	4,732
Investment in Federal Home Loan Bank stock and other	5,169	(1,169)	(901)	3,099

Total interest income	226,895	(82,096)	(46,062)	98,737
Interest expense:
Interest-bearing deposits	19,581	(31,143)	(5,798)	(17,360)
Advances from Federal Home Loan Bank	83,878	(39,718)	(32,775)	11,385
Other borrowings	35,193	(20,373)	(11,757)	3,063

Total interest expense	138,652	(91,234)	(50,330)	(2,912)

Net interest income	$88,243	$9,138	$4,268	$101,649

	Year Ended December 31,
	2002 vs 2001

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(In thousands)
Interest income:
Securities	$37,623	$(36,238)	$(11,187)	$(9,802)
Loans held for sale	(3,134)	(26,822)	472	(29,484)
Builder construction and income property	(2,477)	(25,318)	452	(27,343)
Consumer construction	6,390	(20,002)	(2,184)	(15,796)
Residential construction loans	16,570	(2,263)	(888)	13,419
Investment in Federal Home Loan Bank stock and other	1,967	(588)	(209)	1,170

Total interest income	56,939	(111,231)	(13,544)	(67,836)
Interest expense:
Interest-bearing deposits	39,156	(23,452)	(9,297)	6,407
Advances from Federal Home Loan Bank	26,438	(15,664)	(4,349)	6,425
Other borrowings	(52,226)	(54,190)	19,082	(87,334)

Total interest expense	13,368	(93,306)	5,436	(74,502)

Net interest income	$43,571	$(17,925)	$(18,980)	$6,666

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

      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of December 31, 2003 and 2002. Our NPV model has been built to focus on the Bank alone as the $157.2 million of assets at the holding company have very little interest rate risk exposure.

	December 31, 2003			December 31, 2002

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$111,203	$111,203	$111,203	$196,589	$196,589	$196,589
Trading securities	206,484	180,197	228,880	728,602	729,055	727,761
Available for sale securities	1,611,958	1,662,715	1,553,103	1,563,648	1,572,911	1,542,879
Loans held for sale	2,573,248	2,606,028	2,519,059	2,249,088	2,313,001	2,170,046
Loans held for investment	7,396,475	7,448,389	7,304,464	3,883,039	3,913,596	3,844,944
MSRs	443,688	311,777	534,672	300,539	226,834	365,046
Other assets	683,213	697,356	669,062	465,046	473,382	459,294
Derivatives	106,119	91,598	169,246	72,445	67,868	104,189

Total assets	$13,132,388	$13,109,263	$13,089,689	$9,458,996	$9,493,236	$9,410,748

Deposits	$4,367,400	$4,404,900	$4,335,433	$3,177,911	$3,217,410	$3,139,628
Advances from Federal Home Loan Bank	4,949,477	4,979,962	4,919,147	2,786,237	2,820,402	2,753,314
Other borrowings	2,438,695	2,440,538	2,436,665	2,493,168	2,495,465	2,490,801
Other liabilities	156,711	156,800	156,599	140,853	140,897	140,741

Total liabilities	11,912,283	11,982,200	11,847,844	8,598,169	8,674,174	8,524,484

Shareholders’ equity (NPV)	$1,220,105	$1,127,063	$1,241,845	$860,827	$819,062	$886,264

% Change from base case		(7.63)%	1.78%		(4.85)%	2.95%

      Retained earnings of $167.5 million contributed significantly to the $359.3 million increase in the Bank’s NPV during the year ended December 31, 2003. This increase also reflects deployment of capital primarily through additions to the SFR mortgage held for investment portfolio. Additionally, the NPV has improved as the Bank’s funding mix has become better matched to the related assets through the maturity and subsequent repricing of fixed rate FHLB advances and certificates of deposit in addition to the use of liability hedging strategies. A deposit mix more heavily weighted towards lower cost transaction accounts has also added to the NPV. It should be noted that this analysis does not reflect changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

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

      The Company’s Board of Directors-level and management-level ALCOs monitor our hedging activities to determine whether the value of our hedge positions, their correlation to the balance sheet item being hedged, and the amounts being hedged, continue to provide effective protection against interest rate risk. While there can be no assurances that our interest rate management strategies will be effective, we believe we have adequate internal controls to monitor and manage our interest rate risk within reasonable levels.

CREDIT RISK AND RESERVES

      The following table presents the details of our loan portfolio.

	Year Ended December 31,

	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
SFR mortgage loans	$5,587,409	55.7%	$2,311,753	37.4%	$1,168,808	23.0%	$1,002,640	24.8%	$662,095	21.4%
Land and other mortgage	126,044	1.3%	130,455	2.1%	327,100	6.4%	283,311	7.0%	191,470	6.2%
Builder construction and income property loans	520,682	5.2%	546,461	8.8%	654,889	12.9%	611,745	15.1%	807,973	26.1%
Consumer construction loans	1,145,526	11.4%	875,335	14.1%	725,200	14.3%	372,394	9.2%	249,618	8.0%

Total core held for investment loans	7,379,661	73.6%	3,864,004	62.4%	2,875,997	56.6%	2,270,090	56.1%	1,911,156	61.7%
Discontinued product lines(1)	69,524	0.7%	97,644	1.6%	120,360	2.4%	349,757	8.7%	570,822	18.4%

Total held for investment portfolio	7,449,185	74.3%	3,961,648	64.0%	2,996,357	59.0%	2,619,847	64.8%	2,481,978	80.1%
Total held for sale portfolio	2,573,248	25.7%	2,227,683	36.0%	2,080,763	41.0%	1,420,772	35.2%	615,243	19.9%

Total loans	$10,022,433	100.0%	$6,189,331	100.0%	$5,077,120	100.0%	$4,040,619	100.0%	$3,097,221	100.0%

(1)	Discontinued product lines include manufactured home loans, home improvement and warehouse lending, which were discontinued during 1999.

      The following table summarizes our allowance for loan losses/ credit discounts and non-performing assets as of December 31, 2003.

						Net Charge-Offs/
				Total Reserves		Net REO
		Allowance		as a	Non-	(Gains) Losses
		For Loan	Credit	Percentage of	Performing
Type of Loan	Book Value	Losses	Discounts	Book Value	Assets	2003	2002

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$5,587,409	$20,038	$—	0.36%	$12,414	$3,888	$5,783
Land and other mortgage	126,044	3,167	—	2.51%	71	11	1,658
Builder construction and income property	520,682	12,509	—	2.40%	9,704	3,268	2,584
Consumer construction	1,145,526	9,930	—	0.87%	8,954	1,378	238

Total core held for investment loans	7,379,661	45,644	—	0.62%	31,143	8,545	10,263
Discontinued product lines(1)	69,524	7,001	—	10.07%	6,449	9,271	12,831

Total held for investment portfolio	7,449,185	$52,645	—	0.71%	37,592	17,816	23,094

Held for sale portfolio	2,587,240		13,992	0.54%	38,855	—	—

Total loans	$10,036,425		$13,992	0.66%	76,447	$17,816	$23,094

Foreclosed assets
Core portfolios	22,325	$(2,261)	$(1,777)
Discontinued product lines	1,352	(27)	(1,401)

Total foreclosed assets	23,677	$(2,288)	$(3,178)

Total non-performing assets	$100,124

Total non-performing assets as a percent age of total assets	0.76%

      The following table provides additional comparative data on non-performing assets.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$12,414	$15,097	$21,354	$32,261	$49,652
Land and other mortgage loans	71	8,376	7,514	3,838	1,553
Builder construction and income property loans	9,704	9,275	21,347	30,275	22,332
Consumer construction	8,954	10,257	6,722	2,551	2,906

Total core portfolio non-performing loans	31,143	43,005	56,937	68,925	76,443
Discontinued product lines	6,449	10,005	15,894	15,454	19,017

Total portfolio non-performing loans	37,592	53,010	72,831	84,379	95,460
Non-performing loans held for sale	38,855	10,626	24,036	13,235	8,706

Total non-performing loans	76,447	63,636	96,867	97,614	104,166
Foreclosed assets	23,677	36,526	19,372	16,265	22,323

Total non-performing assets	$100,124	$100,162	$116,239	$113,879	$126,489

Total non-performing assets to total assets	0.76%	1.05%	1.55%	1.98%	3.39%

Allowance for loan losses to non-performing loans held for investment	140%	96%	79%	70%	56%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$41,314	$41,770	$43,350	$37,916	$40,261
Provision for loan losses	12,875	9,807	5,985	7,114	15
Charge-offs net of recoveries
SFR mortgage loans	(3,888)	(5,783)	(3,073)	(1,006)	(1,325)
Land and other mortgage loans	(11)	(1,658)	—	—	(223)
Builder construction	(3,268)	(2,584)	(3,879)	(462)	(260)
Consumer construction	(1,378)	(238)	(613)	(212)	(552)

Charge-offs net of recoveries	(8,545)	(10,263)	(7,565)	(1,680)	(2,360)

Balance, end of period	45,644	41,314	41,770	43,350	37,916
Discontinued product lines
Balance, beginning of period	9,447	15,930	15,612	15,964	10,996
Provision for loan losses	6,825	6,348	16,037	8,860	17,458
Charge-offs net of recoveries	(9,271)	(12,831)	(15,719)	(9,212)	(12,490)

Balance, end of period	7,001	9,447	15,930	15,612	15,964

Total allowance for loan losses	$52,645	$50,761	$57,700	$58,962	$53,880

Charge-offs to average loans	0.25%	0.45%	0.46%	0.29%	0.41%
Core portfolio loans only:
Charge-offs to average loans	0.12%	0.20%	0.16%	0.05%	0.07%

      The overall adequacy of the allowance for loan losses is based on the allowance in its entirety. The allocation amongst the various loan products is representative of our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances.

Allocation of the allowance for loan losses to each category, and the corresponding percentage of the loan category, at the dates indicated are as follows:

	Year Ended December 31,

	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
	Balance	Category	Balance	Category	Balance	Category	Balance	Category	Balance	Category

	(Dollars in thousands)
Portfolio loans:
SFR mortgage loans	$20,038	0.4%	$13,053	0.6%	$11,659	1.0%	$13,616	1.4%	$11,544	1.7%
Land and other mortgage loans	3,167	2.5%	2,555	2.0%	4,541	1.4%	3,405	1.2%	3,030	1.6%
Builder construction and income property loans	12,509	2.4%	15,334	2.8%	18,155	2.8%	20,584	3.4%	19,880	2.5%
Consumer construction loans	9,930	0.9%	10,372	1.2%	7,415	1.0%	5,745	1.5%	3,462	1.4%

Total portfolio loans	45,644	0.6%	41,314	1.1%	41,770	1.5%	43,350	1.9%	37,916	2.0%
Discontinued product lines	7,001	10.1%	9,447	9.7%	15,930	13.2%	15,612	4.5%	15,964	2.8%

Total allowance for loan losses	$52,645	0.7%	$50,761	1.3%	$57,700	1.9%	$58,962	2.3%	$53,880	2.2%

      Total credit-related reserves, including the allowance for loan losses and the market valuations, amounted to $66.6 million at December 31, 2003, compared to $57.7 million at December 31, 2002. The allowance for loan losses of $52.6 million for loans held for investment at December 31, 2003 represented 0.71% of total loans held for investment. This compares to an allowance for loan losses of $50.8 million, or 1.28% of total loans held for investment, at December 31, 2002. Charge-offs were significantly improved during 2003, both in our core and non-core portfolios. Total net charge-offs of $17.8 million were down 23% relative to 2002. This improved credit performance combined with the fact that the substantial loan portfolio growth consists predominantly of high quality SFR mortgage loans held for investment, which have low expected defaults and loss severities, support a lower ratio of allowance to total loans. In relation to annual charge-offs, our coverage improved year over year with the allowance representing 3.0 times annual charge-offs at December 31, 2003 compared with 2.2 times annual charge-offs at December 31, 2002.

      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. The balance of our assets acquired in foreclosure or by deed in lieu of foreclosure is recorded at estimated net realizable value. The ratio of non-performing assets to total assets improved to 0.76% at December 31, 2003 from 1.05% at December 31, 2002. Total non-performing assets were similar to amounts at December 31, 2002 at $100.1 million, however, non-performing loans increased $12.8 million while foreclosed assets decreased $12.8 million. The decrease in foreclosed assets was largely the result of liquidations. The increase in non-performing loans was driven by a $28.2 million increase in mortgage loans held for sale primarily due to the loans acquired through clean-up calls exercised during the second half of 2003. The held for sale clean-up call non-performing loans amounted to $21.0 million at December 31, 2003, which accounted for 54% of the total non-performing loans held for sale. Non-performing loans held for investment decreased $15.4 million to $37.6 million which can be attributed to overall improved credit quality, strong asset management, and select sales of non-performing loans to third parties.

      As master servicer for our various securitizations, we retain the right to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10%, of the original balance. When the fair value of performing loans remaining within a securitization exceeds the expected losses on non-performing loans and the cost of exercise, we will typically exercise our option to call. A portion of the loans we acquired pursuant to clean-up calls was delinquent or non-performing. At December 31, 2003, total non-performing assets acquired through clean-up calls amounted to $26.6 million, of which $21.0 million is non-performing loans included in loans held for sale. We anticipate that approximately $440 million in loans will be eligible for clean-up calls during 2004. Therefore, it is possible that the absolute levels of non-performing loans held by us may increase temporarily between the time of the call exercise and the disposition of these loans.

      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at December 31, 2003 was $45.6 million or 0.62% of the loan balance, compared to 1.1% of the total loan balance at December 31, 2002. The lower coverage ratio is supported by the overall asset quality improvement in this portfolio. Non-performing loans in this portfolio decreased by $11.9 million from $43.0 million at December 31, 2002 to $31.1 million at December 31, 2003. Included in the non-performing loan balance at December 31, 2003 is a matured construction loan in the amount of $9.2 million. Given the current value of the collateral and the credit of the guaranty, we do not expect to incur any losses on this loan at this time.

      With respect to IndyMac’s non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $9.3 million for year ended 2003, down from the $12.8 million of charge-offs on these portfolios for the year ended 2002. After provision for loan losses of $6.8 million, the allowance for loan losses was $7.0 million, or 10.1% of the remaining principal balance of such liquidating portfolios, compared to the 9.7% reserve coverage at December 31, 2002.

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

      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of our allowance for loan losses is also subject to review by our primary federal regulator, the Office of Thrift Supervision (“OTS”). The OTS may require that our allowance for loan losses be increased based on its evaluation of the information available to it at the time of its examination of the Bank.

      With respect to mortgage loans held for sale, we do not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Market valuation adjustments on loans held for sale totaled $14.0 million at December 31, 2003.

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

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$86.4	$53,910	0.16%
Securitization trusts	8.5	44,112	0.02%

Total	$94.9	$98,022	0.10%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. These reserves, which totaled $34.0 million at December 31, 2003, have two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. See further discussion on legal matters associated with loans sold in “Note 20 — Commitments and Contingencies” included in the Company’s consolidated financial statements incorporated herein. The table below shows the activity in the reserves during the years ended December 31, 2003 and 2002.

	2003	2002

	(In thousands)
Balance, beginning of period,	$37,636	$42,956
Additions/provisions	26,706	18,679
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(30,342)	(23,999)

Balance, end of period	$34,000	$37,636

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

OPERATING EXPENSES

General

      A summary of operating expenses follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Salaries and related	$228,931	$202,030	$168,961
Premises and equipment	35,899	30,946	23,994
Loan purchase costs	29,916	23,349	17,014
Professional services	20,706	22,997	16,481
Data processing	36,236	20,500	16,069
Office	22,925	18,151	15,371
Advertising and promotion	26,803	13,705	10,575
Operations and sale of foreclosed assets	4,572	1,216	2,341
Other	18,617	11,164	7,395

	$424,605	$344,058	$278,201

      General and administrative expenses, including salaries, increased during the year ended December 31, 2003 to $424.6 million, compared to $344.1 million during the same period in 2002. The increase was largely driven by increases in salaries and infrastructure and technology related expenses as a result of the Company’s significantly increased mortgage loan production and operational expansions. Mortgage loan production increased 44% year over year, from $20.9 billion for the year ended December 31, 2002 to $30.0 billion for the year ended December 31, 2003. In a continuing effort to penetrate the market and gain market share, the Company also incurred costs to expand its sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and to improve its conversion of loan submissions to fundings. As a result of the increased production volume and investments made in sales and customer service, the Company’s average full-time equivalent employees increased during the year by 32%, from 2,938 during the year ended December 31, 2002 to 3,882 during the year ended December 31, 2003. Additionally, the Company increased its investment in direct marketing costs during 2003 to further promote its new product offerings, subprime and HELOC products. Furthermore, during 2003 the Company made investments in data processing costs to (1) enhance its quality controls and compliance structure to ensure continued improvement in asset quality and support the growth of higher margin products; (2) strengthen its technology platform; and (3) enhance its customer service response performance.

      Despite the increase in operation expenses during 2003, our efficiency ratio has remained comparable to 2002 at 58%.

Income Taxes

      Income tax provisions of $111.4 million for the year ended December 31, 2003 represented an effective tax rate of 39%. Income tax provisions of $86.8 million for the year ended December 31, 2002 represented an effective tax rate of 38%. Our effective tax rate for 2004 is expected to approximate that of 2003.

SHARE REPURCHASE ACTIVITIES

      During the year ended December 31, 2002, we repurchased 6.2 million shares under our board-approved stock repurchase plan. Since the inception of our share repurchase program in 1999, we have purchased 28.1 million shares, or 35% of our outstanding shares at that time, at an average price of $18.04 per share for an aggregate investment of $506.2 million. No such repurchases were made during 2003. The Company repurchased 24,178 shares of stocks during 2003 from certain employees and officers under the Company’s internal benefit programs offered to employees and officers.

      At December 31, 2003, we had $62 million of remaining capacity to repurchase shares under the current authorization from the board of directors. The Company does not currently plan to repurchase more shares in the foreseeable future, however may later decide to repurchase shares depending on factors such as the price of the shares and the alternative capital deployment options available at the time.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      During January of 2001, we recognized a $10.2 million charge to earnings, net of taxes, which was recorded as a cumulative effect of a change in accounting principle, in connection with the adoption of Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). This charge was primarily attributable to the non-investment grade and residual securities portfolio associated with the discontinued manufactured housing product line. We discontinued the manufactured housing product line with dealers during 1999, but the portfolio investments that were retained from this product line continued to be impacted by declining trends in the industry. These securities had previously been marked-to-market through accumulated other comprehensive income, a separate component of shareholders’ equity. This change resulted in a $2.1 million reduction to total shareholders’ equity. Our remaining investment in manufactured housing securities was $1.8 million at December 31, 2003.

FUTURE OUTLOOK

      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last 2 decades and is projected, based on economic and demographic factors, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. We believe, based on our confidence in our employees, hybrid thrift/ mortgage banking business model, capital strength and ability to gain market share, that we are positioned to grow earnings per share at a compounded growth rate of approximately 15% over the long run, or approximately double the rate of the industry. In fact, our historical track record has exceeded this target over the last eleven years with compounded annual growth of 27% under our current management team.

      With that said, the past three years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs as a result of historically low interest rates, which led to record refinancing of mortgages. The industry is in the midst of a major transition from these historic highs back to more normalized levels. The Mortgage Bankers Association of America in its Mortgage Finance Forecast is projecting that industry production will decline 47% in 2004. Given the significant industry transition, IndyMac expects that its earnings per share next year will lag its long-term growth rate and may even decline slightly as we make this transition.

      In the midst of this significant industry transition, forecasting is difficult. While there are many scenarios that could occur, we currently forecast that 2004 earnings per share will range from $2.90 to $3.25. Following this transition period for our industry which we expect will be largely completed by the end of 2004, we would expect earnings per share to increase to approximately $4.00 in 2005, and continued solid EPS growth thereafter given our historical compounded annual EPS growth rate from December 31, 1992 through December 31, 2003 of 28%. This forecast does not include the potential impact of the change in rate lock accounting discussed above in “Mortgage Banking Activities.”

      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-K entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, mortgage-backed securities and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, advances from the Federal Home Loan Bank, deposits, other borrowings and retained earnings. The sources used vary depending on such factors as rates paid, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. At December 31, 2003, we had operating liquidity of $909.9 million, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the assets pledged as collateral pursuant to committed lines of credit. We currently believe that our liquidity level is sufficient to satisfy our operating requirements and to meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the year ended December 31, 2003, we sold 86% of our funded mortgage loans through three channels: (1) GSEs (generating $14 billion of cash proceeds); (2) private label securitizations (generating $6 billion of cash proceeds); and (3) whole loan sales (generating $4 billion of cash proceeds). The remainder we retained in our investment portfolio. If any of our sales channels were disrupted, our liquidity could be negatively impacted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.

      We elected to retain the remaining balance of our mortgage loans, totaling $4 billion, for our portfolio of mortgage loans held for investment to provide future interest income for the Company. Had we needed to raise more cash for liquidity reasons, these loans could have been sold via one of the above mentioned channels.

Advances from Federal Home Loan Bank

      The Federal Home Loan Bank system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although, certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, the Bank is approved for collateralized advances of up to $5.6 billion, of which $4.9 billion were outstanding at December 31, 2003. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Deposits/ Retail Bank

      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 10 branches in Southern California, telebanking, and internet channels. Through our website at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information and pay their bills conveniently from any computer terminal.

      Included in deposits at December 31, 2003 and 2002 were non-interest bearing custodial accounts totaling $528.6 million and $497.5 million, respectively. These balances consist primarily of payments pending remittance to investors on servicing of loans sold to Fannie Mae and Freddie Mac.

      Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit and individual retirement accounts. The following table sets forth the average balance of, and the average interest rate paid on deposits, by deposit category for the years ended December 31, 2003, 2002 and 2001.

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing checking	$38,196	0.92%	$34,935	1.25%	$26,109	1.79%
Savings	1,185,563	2.08%	521,322	2.55%	267,538	4.03%
Certificates of deposit	1,938,462	3.25%	2,109,685	4.34%	1,615,512	5.42%

Total interest-bearing deposits	3,162,221	2.78%	2,665,942	3.95%	1,909,159	5.17%
Noninterest-bearing checking	40,534	0.00%	31,264	0.00%	18,871	0.00%
Custodial accounts	694,710	0.00%	330,095	0.00%	18,723	0.00%

Total deposits	$3,897,465	2.26%	$3,027,301	3.48%	$1,946,753	5.07%

      Accrued but unpaid interest on deposits included in other liabilities totaled $166,000 at December 31, 2003, $124,000 at December 31, 2002, and $413,000 at December 31, 2001.

Trust Preferred Debentures, Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp stock under its share repurchase program (see “Share Repurchase Activities” above). In both the months of July and December 2003, we issued an additional $30 million of trust preferred securities, yielding 6.16% and 6.45%, respectively. The proceeds of these securities will also be used in operations. These securities did not contain any warrants on IndyMac Bancorp common stock.

      Upon the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. Trust preferred debentures, representing the liabilities due from IndyMac Bancorp to IndyMac Capital Trusts, amounted to $183.6 million and $117.1 million at December 31, 2003 and 2002, respectively. The increase in balance is primarily due to the issuance of $60 million trust preferred during the second half of 2003. These debentures are included in Other Borrowings on the consolidated balance sheets.

Other Borrowings, Excluding Trust Preferred

      Other borrowings, excluding trust preferred, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings decreased to $2,438.5 million at December 31, 2003, from $2,491.7 million at December 31, 2002. The decrease of $53.3 million was the result of using funds generated from sales of loans and securities, an increase in FHLB advances and an increase in savings deposits, instead of borrowings to fund mortgage loans originated during the year ended December 31, 2003.

      At December 31, 2003, we had $2.9 billion in committed financing facilities, of which $1.5 billion was utilized and $739.3 million was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities.

      The table below provides additional information related to our repurchase agreements.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Average balance during the year	$2,458,977	$1,428,685	$1,912,624
Maximum balance outstanding(1)	3,223,671	2,505,230	2,110,411
Balance at December 31,	2,438,059	2,401,554	750,070
Interest rate, end of year	1.4%	1.7%	2.4%
Weighted average coupon rate during the year	2.0%	2.0%	5.0%

(1)	The maximum amount of borrowings outstanding occurred in October 2003, October 2002, and April 2001.

      The following table summarizes our sources of financing as of December 31, 2003:

	Committed	Outstanding		Maturity
Financial Institution or Instrument	Financing	Balances	Type of Financing	Date

	(Dollars in millions)
Merrill Lynch	$1,500	$710	Repurchase Agreement	May-05
UBS Warburg	250	204	Repurchase Agreement	Apr-04
Morgan Stanley	750	392	Repurchase Agreement	Aug-04
Greenwich Capital	300	215	Repurchase Agreement	Nov-04
Bank of America	100	—	Revolving Bank Line	Feb-05
Total Borrowings	2,900	1,521
Advances from Federal Home Loan Bank	5,602	4,935

Total Committed Financing	$8,502	6,456

Deposits		4,351
Repurchase agreements under uncommitted lines of credit		918	Repurchase Agreement	N/A
Trust Preferred Securities		184	Trust Preferred Securities	Nov-31, Jul-33, Dec-33

Total Financing		$11,909

      Our credit facilities do not have default triggers tied to our credit rating. While a change in rating would thus not directly affect our current borrowing capacity in a material manner, it might affect our lenders’ decisions to renew credit facilities with us or it may change market perceptions and impact our trading and loan sales activities. As of December 31, 2003, the corporate ratings assigned to both IndyMac Bancorp and IndyMac Bank were as follows:

	Standard & Poor’s	Fitch, IBCA, Duff & Phelps

Outlook	Stable	Stable
Long term issuer credit	BB+	N/A
Short term issuer credit	B	F2
	“Adequate capacity to meet financial obligations”	“Low probability of default”

PRINCIPAL USES OF CASH

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale and trading securities included as components of net cash provided by (used in) operating activities totaled $361 million during 2003 and $(951) million during 2002. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $87 million and $38 million for the years ended December 31, 2003 and 2002, respectively. During the third quarter 2003, the Company started to purchase swaptions, and more caps and floors to hedge certain liabilities and servicing-related assets. The net (increase) decrease in premiums paid for these derivative instruments totaled $(93.0) million and $23.9 million for the years ended December 31, 2003 and 2002, respectively. The net cash provided by the Company’s operating activities before the activities for trading securities, loans held for sale and purchase of derivative instruments amounted to $180 million and $14.3 million for the years ended December 31, 2003 and 2002, respectively.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss was ($26.5) million at December 31, 2003, compared to ($17.7) million at December 31, 2002. This change was a result of: (1) the decline in fair value of certain interest rate swaps and swaptions designated as cash flow hedges of floating rate borrowings and does not include related increases in the fair value of loans held for investment that are funded by borrowings that are hedged by these interest rate swaps and swaptions and (2) the decline in the value of securities classified as available for sale. Accumulated Other Comprehensive Loss is not a component of the determination of regulatory capital.

REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that the Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk-weighted assets. This particular condition expired on July 1, 2003 and the Bank has committed to the OTS to maintain total risk-based capital and Tier 1 risk-based capital (core capital minus the deduction for low-level recourse and residual interests) equal to at least 10% and 6%, respectively, of total risk-weighted assets. As of December 31, 2003, the Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. During the fourth quarter of 2003, the Company revised its approach to conform to this guidance and this revised approach was accepted by the OTS. Whereas, in the past, subprime loans were determined based on increasing risk levels using secondary marketing and rating agency securitization models, the revised approach now generally classifies as subprime all loans in a first lien position with a FICO score less than 620 and all loans in a second lien position with a FICO score less than 660. As of December 31, 2003, loans meeting this revised definition were supported by capital equal to two times that of similar prime assets. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. As of December 31, 2003, subprime loans held for sale totaled $364.3 million as calculated for regulatory reporting purposes.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at December 31, 2003. The impact of the additional risk weighting criteria related to subprime loans had the effect of reducing IndyMac’s total risk-based capital by 66 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	7.56%	7.56%	2.00%
Tier 1 core	7.56%	7.56%	5.00%
Tier 1 risk-based	12.35%	11.73%	6.00%
Total risk-based	12.95%	12.29%	10.00%

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

OFF-BALANCE SHEET ARRANGEMENTS

      We are party to various transactions that have off-balance sheet components. In connection with loan sales that are securitization transactions, there are $21.9 billion in loans owned by off-balance sheet trusts as of December 31, 2003. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only strips and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

AGGREGATE CONTRACTUAL OBLIGATIONS

      The following table summarizes our material contractual obligations as of December 31, 2003. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payment Due

		January 1, 2004	January 1, 2005	January 1, 2007
	Note	through	through	through	After
	Reference:	December 31, 2004	December 31, 2006	December 31, 2008	December 31, 2008	Total

	(In thousands)
Deposits without a stated maturity	9	$1,599,885	$—	$—	$—	$1,599,885
Custodial Accounts and Certificates of Deposits	9	2,171,316	559,504	20,068	—	2,750,888
FHLB Advances	10	3,679,911	985,000	270,000	—	4,934,911
Repurchase Agreements	11	2,438,245	—	—	—	2,438,245
CMO’s	11	—	—	—	206	206
Trust Preferred	11	—	—	—	183,643	183,643
Accrued Interest Payable	—	19,614	—	—	—	19,614
Deferred Compensation	—	—	—	—	20,737	20,737
Operating Leases	20	11,291	20,286	15,679	7,269	54,525
Purchase Obligations	—	7,497	12,163	1,720	—	21,380

Total		$9,927,759	$1,576,953	$307,467	$211,855	$12,024,034

      A schedule of significant commitments at December 31, 2003 follows:

Payment Due

(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to an exercise clean up calls	$203,529
Undisbursed loan commitments:
Builder construction	474,028
Consumer construction	897,554
HELOCs	477,719
Letters of credit	16,507

      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993 through December 31, 2003, we have sold $98.0 billion in loans, and repurchased $94.9 million loans, or 0.10% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels, which is included in other liabilities in the consolidated balance sheets. The balance in this reserve totaled $34.0 million at December 31, 2003. See the caption “Secondary Market Reserve” above for further information.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

INTEREST RATE RISK

Asset/ Liability Management

      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our liquidity, financial position and results of operations may be materially affected by changes in interest rates in various ways. The objective of our hedging strategies is to mitigate the impact of interest rate changes, on an economic and accounting basis, on the NPV of our balance sheet. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also purchase derivative instruments to hedge our mortgage pipeline, MSRs and AAA-rated and agency interest-only securities to guard against losses resulting from increased prepayments in declining interest rate environments. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our asset valuation assumptions and other sources of interest rate risk discussed further below.

Mortgage Loans Held for Sale

      We hedge the risks associated with our mortgage pipeline. The mortgage pipeline consists of our commitments to purchase mortgage loans (“rate locks”) and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the customer locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. These commitments are recorded net of the anticipated loan funding probability, or fallout factor. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we hedge the risk of overall changes in fair value of loans held for sale by either entering into a forward loan sale agreement or selling forward Fannie Mae or Freddie Mac MBS to hedge loan commitments and to create fair value hedges against the funded loan portfolios.

      During the fourth quarter of 2003, the SEC announced its intention to issue accounting guidance requiring that rate lock commitments be treated as written options. This guidance, if issued, would change the timing of the Company’s recognition of gain on sale revenue. Had the guidance been applied during the fourth quarter of 2003, the revenue related to the fair value of rate locks granted during the quarter would not have been recognized until the related loans were sold. This amount is estimated to be roughly 50% of total quarterly gain on sale revenue. Since the time between rate lock and loan sale is typically less than 90 days, this revenue would likely be recognized in the following quarter.

      The SEC guidance is currently expected to be implemented as of April 1, 2004. This implementation is expected to have a one-time negative impact on gain on sale revenues in the quarter implemented, but effects only the timing of revenue recognition, generally by one quarter or less, not the ultimate amount of revenue recognized over time.

      See further discussion above under the caption “Mortgage Banking Activities” in “Item 1. Business.”

AAA-Rated and Agency Interest-Only Securities and Mortgage Servicing Rights

      The primary risk associated with AAA-rated and agency interest-only securities and MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising rate environment. As of December 31, 2003, we held $146.2 million of AAA-rated and agency interest-only securities and $443.7 million of MSRs.

      To hedge changes in the value of our AAA-rated and agency interest-only securities portfolio and MSRs, we generally use a combination of several financial instruments, including but not limited to, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options. In managing the composition of our hedge position, we consider a number of factors including, but not limited to, the characteristics of the mortgage loans supporting the hedged assets, market conditions, the cost of alternate hedges, and internal and regulatory risk tolerances for interest rate sensitivity. We use hedging instruments to reduce our exposure to interest rate risk, rather than to speculate on the direction of market interest rates. These hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve among other factors as described below. While our hedging strategies have been generally effective, there can be no assurance that these strategies will succeed under any particular interest rate scenario.

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

      Basis Risk. In connection with our interest rate risk management, basis risk is most prevalent in our hedging activities, in that the change in value of hedges may not equal or completely offset the change in value of the financial asset or liability being hedged. While we choose hedges we believe will correlate effectively with the hedged asset or liability under a variety of market conditions, “perfect” hedges are not available for the assets or liabilities we attempt to hedge. For example, we hedge our pipeline of non-conforming mortgage loans with forward commitments to sell Fannie Mae or Freddie Mac securities of comparable maturities and weighted average interest rates. However, our non-conforming mortgage loans typically trade at a discount (or require an incremental yield spread) relative to conforming GSE collateral, due to the higher perceived ratings of Fannie Mae or Freddie Mac obligations. In certain interest rate environments, the relative price movement of the non-conforming mortgage loans and the agency securities may differ, as the market may require a larger or smaller discount for the non-conforming loans. Consequently, the change in value of the non-conforming mortgage loan (the hedged asset), which is a function of the size of the discount, is typically not perfectly correlated with the change in value of the Fannie Mae or Freddie Mac securities sold (the hedge) resulting in basis risk.

      To hedge our MSRs and AAA-rated and agency interest-only securities, which are primarily backed by non-conforming mortgage loan collateral, we use a combination of LIBOR/swap-based options, treasury and agency futures and private-label mortgage-backed securities. As there are no hedge instruments which would be perfectly correlated with these hedged assets, we use the above instruments because we believe they generally correlate well with the hedged assets. Further, we make assumptions in our financial models as to how LIBOR/swap, treasury, agency and private-label mortgage rates will change in relation to one another. From time to time, in certain interest rate environments, the relative movement of these different interest rates and the corresponding change in value of the applicable hedge instruments do not change as we anticipate, resulting in an imperfect correlation between the values of the hedges and the hedged assets.

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

VALUATION RISK

General

      We hold assets in our investment portfolio that we create in connection with the sale or securitization of mortgage loans. These assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 5% of total assets and 69% of total equity at December 31, 2003. We value them with complex financial models that incorporate significant assumptions and judgments, which could vary significantly as market conditions change.

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

      The modeling requirements of MSRs and residual securities are significantly more complex than those of AAA-rated and agency interest-only securities. This is because of the high number of variables that drive cash flows associated with MSRs (including, among others, escrow balances, reinvestment rates, defaults and the cost to service mortgage loans) and the complex cash flow structures, which may differ on each securitization, that determine the value of residual securities. To mitigate this risk, we maintain significant internal oversight of the valuation process. In addition, we have our models or valuations independently assessed by third party specialists. We will continue to obtain such independent assessments on a quarterly basis to address this risk.

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

      In volatile markets like we experienced in 2003, there is increased risk that our actual results may be significantly different than those results derived from using our assumptions. As the time period over which the uncertainty will be resolved increases, those estimates will likely change over a greater number of periods, potentially adding further volatility to the model results. For example, assumptions regarding prepayment speeds and loan loss levels are used in estimating values of certain assets. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, we may be required to write down the value of such assets. While we build in discounting factors to our assumptions and implement hedging strategies to mitigate the change in interest rates which drive the change in prepayment rates, asset write downs and write ups typically occur over the lives of the assets. This occurs because actual prepayments and losses are driven by borrower behavior, which cannot always be precisely predicted.

      The above assumptions are just a few examples of assumptions incorporated into our valuations. Whenever active markets exist to provide relevant information, we use third party valuations and related assumptions determined from trading activity or market analysis. Our valuations are also subject to extensive review procedures, including a management-level ALCO, a Board of Directors-level ALCO and external auditors. We also validate the overall valuation through third party reviews as discussed above. Further discussion of how we form our assumptions is included under “Critical Accounting Policies and Judgments” below.

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

Mortgage Loans

      We have two principal underwriting methods designed to be responsive to the needs of our mortgage loan customers: traditional underwriting and e-MITS underwriting. In 2003, we generated 72% of our mortgage loans through the e-MITS underwriting process. Through the traditional underwriting method, customers submit mortgage loans that are underwritten by us in accordance with our guidelines prior to purchase. As discussed above under the caption “Mortgage Banking Activities” in “Item 1. Business,” e-MITS is our automated, Internet-based underwriting and risk-based pricing system. e-MITS enables us to more accurately estimate expected credit loss, interest rate risk and prepayment risk, so that we can acquire loans at prices that more accurately reflect these risks. Risk-based pricing is based on a number of borrower and loan characteristics, including, among other loan variables, credit score, occupancy, documentation type, purpose, loan-to-value ratio and prepayment assumptions based on an analysis of interest rates.

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

      We mitigate fraud risk through a number of controls, including credit checks and reference checks to validate loan quality and annual recertification of our third-party sellers. We address compliance risk with a quality control program through which we monitor the completeness of loan files throughout several stages of the loan process and identify corrective actions to be taken either by our third-party sellers or in-house origination staff. Lastly, we perform ongoing quality control reviews to ensure that purchased loans meet our quality standards. We also have the ability to require our broker or seller counterparties to repurchase loans for representation and warranty breaches. However, there is no guarantee the broker or seller counterparty will have the financial capability to repurchase the loans.

Loan Sales and Qualifying Special Purpose Entities

      Loan sales and securitization transactions comprise a significant source of our overall funding. Our sales channels include whole loan sales, sales to GSEs and private-label securitizations. Private-label securitizations involve transfers of loans to off-balance sheet qualifying special purpose entities. In some transactions, we have retained a relatively small interest in securities issued by the qualifying special purpose entity. Pursuant to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the assets and liabilities of the qualifying special purpose entities are not consolidated with our financial statements as these entities meet the legal isolation criteria in SFAS 140.

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

Securities Portfolio

      We have assumed a certain degree of credit risk in connection with our investments in investment and non-investment grade mortgage-backed securities and residual securities. These securities may be purchased from third party issuers or retained from our own securitization transactions. In general, non-investment grade securities bear losses prior to the more senior investment grade securities. These securities therefore bear a disproportionate amount of the credit risk with respect to the underlying collateral. With regard to retained non-investment grade and residual securities, a fair value is calculated and assigned to these securities and (a) this value is reflected in the gain or (loss) on sale realized from the disposition of the mortgage loans and (b) the securities are initially reflected at this value on our balance sheet and subsequently adjusted to reflect the changes in fair value. The ultimate value of the security may be more or less than the initial calculated and assigned value depending upon the credit performance, among other assumptions, of the mortgage loans collateralizing the securities. The fair value of the security may change from time to time based upon actual default and loss experience of the collateral pool, actual and projected prepayment rates, economic trends and other variables. Our non-investment grade securities and residual portfolio of $70.2 million represented less than 1% of total assets and 6% of shareholders’ equity at December 31, 2003.

      Non-investment grade securities represent leveraged credit risk as they absorb a disproportionate share of credit risk as compared to investment grade securities. These securities are recorded on our books net of discount that is based upon, among other things, the estimated credit losses, expected prepayments, as estimated by internal loss models and/or perceived by the market, and the coupons, associated with these securities. Our non-investment grade securities were recorded at a discount of $13.6 million to the securities’ face value and represented 54% of the face value of these securities at December 31, 2003. The adequacy of this discount is dependent upon how accurate our estimate is of both the amount and timing of the cash flows paid to the non-investment grade securities, which is primarily based upon our estimate of the amount and timing of credit losses and prepayments on the underlying loan collateral.

      Residual securities possess a greater degree of risk because they are relatively illiquid, represent the first loss position and require a higher reliance on financial models in determining their fair value. At December 31, 2003, our investment in residual securities totaled $58.3 million, which represented less than 1% of total assets and 5% of total shareholders’ equity. Realization of this fair value is dependent upon the discount rate used and the accuracy of our estimate of both the amount and timing of the cash flows paid to the residual securities, which are based primarily on our estimate of the amount and timing of credit losses on the underlying loan collateral and to a lesser extent prepayment rates on the underlying loan collateral.

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

      We attempt to mitigate some of these risks through the management and credit committee review process and utilization of independent experts in the areas of environmental reviews and project market appraisals; however, there can be no assurance that this review process will fully mitigate the foregoing risks. In our experience, absorption rates of new single-family homes have been good in markets served by us. However, it is unclear whether the economic cycle in certain geographic markets has peaked, which may have an impact on new loans generation or timely payoff of existing loans. We employ geographic concentration limits and borrower concentration limits for builder construction lending, which are intended to mitigate some of the effects of a slowing economic cycle in some areas. Also, the majority of our builder construction lending commitments have personal or corporate guarantees.

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

      We are in compliance with all debt covenants and other terms of our credit arrangements. Such arrangements include traditional terms and restrictions. For example, each of our collateralized borrowing facilities permits the lender or lenders there under to require us to repay amounts outstanding and/or pledge additional assets in the event that the value of the pledged collateral declines due to changes in market interest rates. We utilize operating liquidity to cover potential changes in value of pledged assets. While there are no guarantees as to the market conditions that may affect our performance, based on current market conditions, we do not expect to fall out of compliance with the terms of our credit arrangements.

Loan Sales and Securitizations

      Our business model relies heavily upon the ability to sell the majority of the mortgage loans that we acquire within a short period after origination. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations.

      The key channels through which we sell mortgage loans are bulk sales of loan pools to GSEs that then securitize the loan pools in their own names, sales on a whole loan basis and the private securitization of loan pools, whereby the loans are sold to securitization trusts. In 2003, sales to GSEs were 60% of our total loan sales, whole loan sales were 16%, and private securitizations were 24%, respectively. We have ready access to all three of these distribution channels at this time; however, a disruption in this access could negatively impact our liquidity position and our ability to execute on our business plan. The secondary mortgage market is generally a very liquid market with continuing demand for mortgage-backed security issuances. If a temporary disruption to this market did occur, our depository structure provides us with the limited ability to hold mortgage loans on our balance sheet, somewhat mitigating this risk. In addition, we have substantial liquidity resources — $909.9 million as of December 31, 2003 — and the ability to raise additional funding. However at our current production levels, if the disruption were to last for more than a month or two, we would have to radically restructure our business to slow volume and would have difficulty sustaining our earnings performance as a significant portion of our earnings depend on our ability to sell our mortgage production.

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

CYCLICAL INDUSTRY

      The mortgage industry is a cyclical business that generally performs better in a low interest rate environment such as the current one. The environment of historically low interest rates over the past three years has been very favorable for mortgage bankers such as us. As the industry transitions to a higher interest rate environment, the demand for mortgage loans is expected to decrease, which would cause a lower level of growth, or even a reduction, in earnings per share, in the short run. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for mortgage loans. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in our mortgage loan volume. We have grown our investment in mortgage loans during 2003 to provide a level of core net interest income in an effort to mitigate the cyclicality.

COMPETITION

      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to mortgage-backed securities issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 1%. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.

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

      The Company’s financial condition and results of operations are reported in accordance with US GAAP. While not impacting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board could impact our operational results as reported under US GAAP.

      Additionally, political conditions could impact the Company’s earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in which the Company operates.

GEOGRAPHIC CONCENTRATION

      A majority of our loans are geographically concentrated in certain states, including California, New York, Florida and New Jersey with 61% of our loan receivable balance at December 31, 2003 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.

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

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

      Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated and agency interest-only securities, MSRs and non-investment grade securities and residuals, (2) derivatives and other hedging instruments, (3) our allowance for loan losses (“ALL”) and (4) our secondary market reserve.

      With the exception of the ALL, these items are generally created in connection with our loan sale and securitization process. The allocated cost of the retained assets at the time of the sale is recorded as a component of the net gain on sale of loans. We recognized a total of $387 million in gain on sale of loans during the year ended December 31, 2003. A component of this gain was $386 million of fair value of such retained assets. Such retained assets were comprised primarily of MSRs (75%) and, to a much lesser degree, AAA-rated and agency interest-only securities and investment grade securities and residual securities.

      There is a risk that at times we might not satisfy the requirements for fair value hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for a portion of our loans held for sale because we do not meet the required complex hedge correlation tests. This could cause temporary fluctuations in our reported income but not in the ultimate economic results. The fluctuation in our reported income if hedge accounting is not achieved would be over a very short period as we sold our mortgage loans on average in 50 days during 2003 and the economic effect of both the hedges and loans would be recorded once the sale was completed. In addition, any imprecision in valuation of these items would be adjusted and recorded in a short period through our gain on sale margin once the sale of the loans was completed.

      Fair values for these assets are determined by using available market information, historical performance of the assets underlying collateral and internal valuation models as appropriate. The reasonableness of fair values will vary depending upon the availability of third party market information, which is a function of the market liquidity of the asset being valued. In connection with our mortgage banking and investment portfolio operations, we invest in assets created from the loan sale and securitization process, for which markets are relatively limited and illiquid. As a result, the valuation of these assets is subject to our assumptions about future events rather than market quotations. These assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. As the number of variables and assumptions used to estimate fair value increases and as the time period increases over which the estimates are made, such estimates will likely change in a greater number of periods, potentially adding volatility to our valuations and financial results. For further information regarding the sensitivity of the fair value of these assets to changes in the underlying assumptions, refer to “Note 13 — Transfers and Servicing of Financial Assets” in the accompanying consolidated financial statements of the Company.

AAA-RATED AND AGENCY INTEREST-ONLY SECURITIES

      AAA-rated interest-only securities are created upon the sale of loans through private-label securitizations or, to a much lesser degree, purchased from third party issuers. Agency interest-only strips are created through the bifurcation of the servicing fee we retain to service loans sold to one of the GSE. Under the agreement with the GSE, the contractual servicing fee is separated into a base servicing fee of 25 basis points (the base servicing fee) and an excess yield strips for amounts above the base servicing fee. The cash flows from the excess yield strips are not dependent upon the continued servicing of the underlying loans by us. The asset value of AAA-rated and agency interest-only securities represents the present value of the estimated future cash flows to be received from the excess spread. Future cash flows are estimated by taking the coupon rate of the loans collateralizing the transaction less the interest rate (coupon) paid to the investors less contractually specified servicing and trustee fees, after giving effect to estimated prepayments of the underlying loans. The AAA rating of the interest-only securities reflects the fact that they are exposed to very low credit risk, but does not reflect the fact that their interest rate risk can be significant. The agency interest only securities are not rated but management believes that these assets would be rated AAA if rated due to the nature of the collateral.

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

      In addition to considering actual prepayment trends, prepayment rates are determined utilizing four factor prepayment models. These factors are:

1) Relative coupon rate. The interest rate the borrower is currently paying relative to current market rates for that type of loan is the primary predictor of the borrower’s likelihood to prepay. We assume that a borrower’s propensity to prepay increases when the borrower’s loan rate exceeds the current market rates.

2) Seasoning. Based on prepayment curves and other studies performed by industry analysts of prepayment activity over the life of a pool of loans, a pattern has been identified whereby prepayments typically peak in years 1 to 3, consistent with borrower moving habits.

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

      Reinvestment income represents the interest earned on custodial balances, often referred to as “float.” Custodial balances are generated from the collection of borrower principal and interest and escrow balances which we generally hold on deposit for a short period until the required monthly remittance of such funds to a trustee. Reinvestment income is reduced by compensating interest, or “interest short,” which we must pay to investors to compensate for interest lost on the early payoff of loans under the terms of the related pooling and servicing agreements. Our estimate of reinvestment income is a function of float, which is derived from our estimate of prepayment speeds, and an estimate of the interest rate we will earn by temporarily investing these balances. The reinvestment rate is typically based on the Federal Funds rate, and we factor in the market forward curve to derive a long-term estimate.

      The valuation of MSRs includes numerous assumptions of varying lower sensitivities in addition to the assumptions discussed above. For example, other assumptions include, but are not limited to, market cost to service loans, prepayment penalties, delinquencies and the related late fees and escrow balances. We believe our valuation of MSRs as of December 31, 2003 was reasonable given market conditions at December 31, 2003 and quarterly third party valuations obtained from servicing brokers.

NON-INVESTMENT GRADE SECURITIES AND RESIDUALS

General

      Non-investment grade securities and residuals are created upon the issuance of private-label securitizations and to a lessor extent purchased from third parties. Non-investment grade securities (rated below BBB) represent leveraged credit risk as they typically absorb a disproportionate amount of credit losses before such losses affect senior or other investment grade securities. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The asset value of residuals represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses.

      Cash flows are also dependent upon various restrictions and conditions specified in each transaction. For example, residual securities are not typically entitled to any cash flows unless an over-collateralization account has reached a certain level. The over-collateralization in an account represents the difference between the bond balance and the collateral underlying the security. A sample over-collateralization structure may require 2% of the original collateral balance for 36 months. At month 37, it may require 4%, but on a declining balance basis. Due to prepayments, that 4% requirement is generally less than the 2% required on the original balance. In addition, the transaction may include an over-collateralization “trigger event,” the occurrence of which may require the over-collateralization to be increased. An example of such a trigger event is delinquency rates or cumulative losses on the underlying collateral that exceed stated levels. If over-collateralization targets were not met, the trustee would hold all cash flows that would otherwise flow to the residual security until such targets are met. A delay or reduction in the cash flows received will result in a lower valuation of the residual.

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

Loss Estimates

      We use a proprietary loss estimation model to project credit losses. This model was developed utilizing our actual loss experience for prime and subprime loans. The modeling logic has been reviewed by a third party specialist in this area and validated. The expected loan loss is a function of loan amount, conditional default probability and projected loss severity. Characteristics that impact default probability vary depending on loan type and current delinquency status, but generally include the borrower’s credit score, loan-to-value ratio, loan amount, debt to income ratio and loan purpose, among other variables. Characteristics that impact loss severity includes unpaid principal balance, loan-to-value, days to liquidation, mortgage insurance status, cash out versus no cash out financing and primary residence status. The loss estimation model also includes conditional default curves, which relate to the expected timing of the estimated loss. In our experience, default probabilities generally reach a peak within two to three years of loan origination and become less likely after four to five years. While there can be no assurance as to the accuracy of the model in predicting losses, we and a third party specialist have “back tested” our model and have validated the model’s default probability logic. The model is updated and recalibrated periodically based on our on-going actual loss experience.

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

DERIVATIVES AND OTHER HEDGING INSTRUMENTS

      The accounting and reporting standards for derivative financial instruments are established in SFAS 133. SFAS 133 requires that we recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in fair value of these instruments depends on the intended use of the derivative and the associated designation. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of certain foreign currency exposure. In designating hedges of certain funded mortgage loans in our pipeline and our borrowings and advances as fair value hedges and cash flow hedges, respectively, we are required by SFAS 133 to establish at the inception of the hedge the method we will use in assessing the effectiveness of the hedging relationship, for hedge accounting qualification, and in measuring and recognizing hedge ineffectiveness, for financial reporting purposes. In accordance with the requirements of SFAS 133, these methods are consistent with our approach to managing risk.

      In complying with the requirements of SFAS 133, our management team has made certain judgments in identifying derivative instruments, designating hedged risks, calculating hedge effectiveness, and measuring, recognizing, and classifying changes in value. Critical judgments made with respect to our hedge designations include:

•	Hedge effectiveness testing methodology. SFAS 133 requires that we identify and consistently follow a methodology justifying our expectation that our hedges will continue to be highly effective at achieving offsetting changes in value. In devising such a methodology, which is consistent with our risk management policy, we have exercised judgment in identifying (1) the scope and the types of historical data and observations, (2) the mathematical formulas and quantitative steps to calculate hedge effectiveness, and (3) the frequency and necessity of updates to our calculations and assumptions. As discussed in the footnotes to our financial statements, we have designated certain forwards and swaps to hedge the benchmark interest rate risk in our funded mortgage loan pipeline and borrowings exposures, respectively, as SFAS 133 hedges. If the results of our hedge effectiveness tests determine that our hedges are not effective, we do not adjust the basis of our pipeline mortgage loans, in the case of disqualified fair value hedges, or defer derivative gains and losses in Other Comprehensive Income (“OCI”), in the case of disqualified cash flow hedges, from the date our hedges were last effective to the date they are again compliant with SFAS 133. Therefore, the ability to recognize hedge accounting basis adjustments and OCI deferrals may cause us to report materially different results under different conditions or using different assumptions.

•	Hedge ineffectiveness measurement. Regardless of our method of proving hedge effectiveness, we are required to recognize hedge ineffectiveness to the extent that exact offset is not achieved, as defined by SFAS 133. As discussed in the footnotes to the financial statements, the estimated fair value amounts of our financial instruments have been determined using available market information and valuation methods that we believe are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts, and therefore on the recognition of basis adjustments and OCI deferrals for hedged mortgage loans and forecasted borrowing/ advance cash flows, respectively, as well as the hedge ineffectiveness recognized in the income statement for both hedge types.

      Some of our hedges, certain elements of our pipeline which SFAS 133 requires us to carry at fair value as a derivative instrument, and other derivative instruments (including those we consider “economic” hedges as opposed to accounting hedges) for which we do not designate hedging relationships, involve estimates of fair value where no direct exchange-traded or indirect “proxy” market prices are immediately available. As noted above and in the footnotes to our financial statements, we employ available market information and valuation methods that we believe are appropriate under the circumstances and, as applicable, within the range of industry practice. Changes in either the mix of market information or the valuation methods used would change the fair values carried on the balance sheet, the associated impact on the income statement, and the application and impacts of SFAS 133 hedge accounting.

      Non-derivative contracts sometimes contain embedded terms meeting the definition of a derivative instrument under SFAS 133. In certain circumstances, management has concluded that such terms are appropriately excluded from fair value accounting as they are clearly and closely related to the economic characteristics of the non-derivative “host” contract, in accordance with SFAS 133. Under different facts and circumstances, should such embedded terms not be considered clearly and closely related, recognition of such embedded derivatives on the balance sheet at fair value would be required by SFAS 133.

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

      Homogeneous pools of loans exhibit similar characteristics and, as such, can be evaluated as pools of assets through the assessment of default probabilities and corresponding loss severities. Our homogeneous pools include residential mortgage loans, manufactured home loans and home improvement loans. The estimate of the allowance for loan losses for homogeneous pools is based on expected inherent losses resulting from four methodologies:

1) Internal loan loss estimation model — This model estimates losses based on several key loan characteristics. For further discussion regarding this model, see the previous section entitled “Non-Investment Grade Securities and Residuals — Loss Estimates.”

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

SENSITIVITY ANALYSIS

      Changing the assumptions used to estimate the fair value of AAA-rated and agency interest-only securities, MSRs and non-investment grade securities and residuals (“the retained assets”) could materially impact the amount recorded in gain on sale of loans. Initially, the estimation of the fair value of the retained assets from loan securitizations and sales impacts the financial statements of our mortgage banking segment. Thereafter, adjustments to fair value impact the investment portfolio’s financial statements. Provisions to the secondary market reserve impact IndyMac Mortgage Bank or IndyMac Consumer Bank, while adjustments to the ALL may impact any of our segments. Refer to “Note 13 — Transfers and Servicing of Financial Assets” in the consolidated financial statements of IndyMac for further information on the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, including fluctuations in short and long term interest rates. An additional risk is the early prepayment of loans held for investment, MBS and mortgage loans underlying our MSRs, AAA-rated and agency interest-only securities and residuals. The Investment Portfolio Group is responsible for the management of interest rate and prepayment risks subject to policies and procedures established by our management-level ALCO and board of directors-level ALCO. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results” above for further discussion of risks.

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

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

      The management of IndyMac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of IndyMac’s disclosure controls and procedures. Based on that evaluation, management concluded that IndyMac’s disclosure controls and procedures as of December 31, 2003 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

      Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on Internal Control over Financial Reporting included in our Annual Report, management assessed the Bank’s system of internal control over financial reporting as of December 31, 2003, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, the Company’s system of internal control over financial reporting met those criteria.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to December 31, 2003.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

PART IV

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this Item 14 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) and (2) — Financial Statements and Schedules

      The information required by this section of Item 15 is set forth in the Index to Financial Statements and Schedules at page F-2 of this Form 10-K.

      (3) — Exhibits

Exhibit
No.	Description

2.1*	Amended and Restated Agreement and Plan of Merger by and between SGV Bancorp, Inc. (“SGVB”) and IndyMac Bancorp (formerly known as IndyMac Mortgage Holdings, Inc.), dated as of July 12, 1999 and Amended and Restated as of October 25, 1999 (incorporated by reference to Appendix A to the definitive joint proxy statement of IndyMac Bancorp and SGVB filed with the SEC on November 5, 1999).
3.1*	Restated Certificate of Incorporation of IndyMac Bancorp (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
3.2*	Amended and Restated Bylaws of IndyMac Bancorp (incorporated by reference to Exhibit 3.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
4.1*	Indenture (the “Indenture”), dated as of December 1, 1985, between Countrywide Mortgage Obligations, Inc. (“CMO, Inc.”) and Bankers Trust Company, as Trustee (“BTC”) (incorporated by reference to Exhibit 4.1 to CMO, Inc.’s Form 8-K filed with the SEC on January 24, 1986).

Exhibit
No.	Description

4.2*	Series A Supplement, dated as of December 1, 1985, to the Indenture (incorporated by reference to Exhibit 4.2 to CMO, Inc.’s Form 8-K filed with the SEC on January 24, 1986).
4.3*	Indenture Supplement, dated as of September 1, 1987, among Countrywide Mortgage Obligations III, Inc. (“CMO III, Inc.”), CMO, Inc. and BTC (incorporated by reference to Exhibit 4.1 to CMO III, Inc.’s Form 8-K filed with the SEC on October 9, 1987).
4.4*	Indenture dated as of November 14, 2001 between IndyMac Bancorp and The Bank of New York (“BoNY”), as Trustee (incorporated by reference to Exhibit 4.8 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4.5*	First Supplemental Indenture dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Trustee (incorporated by reference to Exhibit 4.9 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4.6*	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2002).
4.7*	Rights Agreement dated as of October 17, 2001 between IndyMac Bancorp and BoNY, as Rights Agent (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 18, 2001).
4.8*	2002 Incentive Plan, as amended and restated as of March 4, 2003 (incorporated by reference to Exhibit 4.12 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.1*	Amended and Restated Trust Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Sponsor, Roger H. Molvar and Richard L. Sommers, as Administrative Trustees, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, BoNY, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and several Holders of the Securities (incorporated by reference to Exhibit 10.11 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.2*	Unit Agreement dated as of November 14, 2001 between IndyMac Bancorp, IndyMac Capital Trust I, Wilmington Trust Company, as Property Trustee, and BoNY, as Agent (incorporated by reference to Exhibit 10.12 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.3*	Warrant Agreement dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Warrant Agent (incorporated by reference to Exhibit 10.13 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.4*	Guarantee Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Guarantor, and BoNY, as Guarantee Trustee (incorporated by reference to Exhibit 10.14 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.5*	Employment Agreement dated October 18, 2000 between IndyMac Bank and Roger H. Molvar (incorporated by reference to Exhibit 10.16 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.6*	Rider to Employment Agreement dated December 15, 2000 between IndyMac Bank and Roger H. Molvar (incorporated by reference to Exhibit 10.20 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2000).
10.7*	Employment Agreement dated July 1, 2001 between IndyMac Bank and Grosvenor Nichols (incorporated by reference to Exhibit 10.19 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.8*	Director Emeritus Plan Agreement and Consulting Agreement dated January 22, 2002 between IndyMac Bancorp and Thomas J. Kearns (incorporated by reference to Exhibit 10.20 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.9*	Employment Agreement dated February 28, 2002 between IndyMac Bank and Scott Keys (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2002).

Exhibit
No.	Description

10.10*	Amended and Restated Employment Agreement dated July 23, 2002 between IndyMac Bancorp and Michael W. Perry (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2002).
10.11*	Director Emeritus Agreement dated August 1, 2002 between IndyMac Bancorp and Frederick J. Napolitano (incorporated by reference to Exhibit 10.23 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.12*	Employment Agreement dated September 1, 2002 between IndyMac Bank and S. Blair Abernathy (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2002).
10.13*	Employment Agreement dated October 1, 2002 between IndyMac Bank and John Olinski (incorporated by reference to Exhibit 10.25 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.14*	Employment Agreement dated November 1, 2002 between IndyMac Bank and Richard Wohl (incorporated by reference to Exhibit 10.26 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.15*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.27 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.16*	Retirement Agreement dated February 10, 2003 between IndyMac Bancorp and David S. Loeb (incorporated by reference to Exhibit 10.28 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.17*	IndyMac Bancorp, Inc. Director Emeritus Plan effective as of April 30, 2003 (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2003).
10.18	IndyMac Bank Deferred Compensation Plan, Amended and Restated Effective as of September 15, 2003, as amended.
10.19	Employment Agreement dated March 1, 2004 between IndyMac Bank and Raymond Matsumoto.
10.20*	Employment Agreement dated July 31, 2003 between IndyMac Bank and Thomas H. Potts (incorporated by reference to Exhibit 10.4 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).
10.21*	Employment Agreement dated July 31, 2003 between IndyMac Bank and Charles Allen Williams (incorporated by reference to Exhibit 10.5 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).
10.22*	Employment Agreement dated September 15, 2003 between IndyMac Bank and Sherry Dupont (incorporated by referenced to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).
10.23*	Employment Agreement dated September 29, 2003 between IndyMac Bank and Ashwin Adarkar (incorporated by referenced to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).
10.24	Agreement of Purchase and Sale and Joint Escrow Instructions dated October 31, 2003 by and between MS Pasadena, LLC (Seller) and IndyMac Bank (Buyer) for Pasadena Corporate Center, 3453, 3455, 3465, 3475 East Foothill Boulevard, Pasadena, California.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	U.S.C. Section 1350, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reports on Internal Control Over Financial Reporting

*	Incorporated by reference.

      (b) — Reports on Form 8-K

      The Company furnished a report on Form 8-K on October 17, 2003. Items included: Item 9. Regulation FD Disclosure. Press release announcing revised earnings guidance for 2003.

      The Company also furnished a report on Form 8-K on October 31, 2003. Items included: Item 12. Disclosure of Results of Operations and Financial Condition. Press release announcing results of operations and financial condition for the quarter ended September 30, 2003 and related webcast presentation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 5, 2004.

INDYMAC BANCORP, INC.

By: /s/ MICHAEL W. PERRY

Michael W. Perry
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. PERRY Michael W. Perry	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/ SCOTT KEYS Scott Keys	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2004

/s/ LOUIS E. CALDERA Louis E. Caldera	Director	March 5, 2004

/s/ LYLE E. GRAMLEY Lyle E. Gramley	Director	March 5, 2004

/s/ HUGH M. GRANT Hugh M. Grant	Director	March 5, 2004

/s/ PATRICK C. HADEN Patrick C. Haden	Director	March 5, 2004

/s/ TERRANCE G. HODEL Terrance G. Hodel	Director	March 5, 2004

/s/ ROBERT L. HUNT II Robert L. Hunt II	Director	March 5, 2004

/s/ JAMES R. UKROPINA James R. Ukropina	Director	March 5, 2004

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT AUDITORS

INDYMAC BANCORP, INC.

AND SUBSIDIARIES

December 31, 2003, 2002 and 2001

INDYMAC BANCORP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Page

INDYMAC BANCORP, INC. AND SUBSIDIARIES
Report of Independent Auditors	F-3
Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Earnings	F-6
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Auditors

Board of Directors and Shareholders

IndyMac Bancorp, Inc.

      We have audited the accompanying consolidated balance sheets of IndyMac Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Bancorp, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California

January 23, 2004

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands,
	except share data)
Assets
Cash and cash equivalents	$115,485	$196,720
Securities classified as trading ($70.9 million and $589.6 million pledged as collateral for borrowings at December 31, 2003 and 2002, respectively)	223,632	765,883
Mortgage-backed securities available for sale, amortized cost of $1.6 billion ($1.5 billion pledged as collateral for borrowings at December 31, 2003 and 2002)	1,613,974	1,573,210
Loans receivable:
Loans held for sale
Prime	2,196,488	1,939,780
Subprime	295,008	213,405
Consumer lot loans	81,752	74,498

Total loans held for sale	2,573,248	2,227,683
Loans held for investment
SFR mortgage	4,945,439	2,096,517
Consumer construction	1,145,526	875,335
Builder construction	484,397	482,408
HELOC	711,494	312,881
Land and other mortgage	126,044	130,454
Income property	36,285	64,053
Allowance for loan losses	(52,645)	(50,761)

Total loans held for investment	7,396,540	3,910,887
Total loans receivable ($7.6 billion and $4.3 billion pledged as collateral for borrowings at December 31, 2003 and 2002)	9,969,788	6,138,570
Mortgage servicing rights	443,688	300,539
Investment in Federal Home Loan Bank stock, at cost	313,284	155,443
Interest receivable	51,758	47,089
Goodwill and other intangible assets	33,697	34,549
Foreclosed assets	23,677	36,526
Other assets	451,408	325,925

Total assets	$13,240,391	$9,574,454

	December 31,

	2003	2002

	(Dollars in thousands,
	except share data)
Liabilities and Shareholders’ Equity
Deposits	$4,350,773	$3,140,502
Advances from Federal Home Loan Bank	4,934,911	2,721,783
Other borrowings	2,622,094	2,608,534
Other liabilities	315,182	253,670

Total liabilities	12,222,960	8,724,489
Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 85,914,552 shares (56,760,313 outstanding) at December 31, 2003 and issued 83,959,547 shares (54,829,486 outstanding) at December 31, 2002	859	840
Additional paid-in-capital	1,043,856	1,007,936
Accumulated other comprehensive loss	(26,454)	(17,747)
Retained earnings	518,408	377,707
Treasury stock, 29,154,239 shares and 29,130,061 shares at December 31, 2003 and 2002, respectively	(519,238)	(518,771)

Total shareholders’ equity	1,017,431	849,965

Total liabilities and shareholders’ equity	$13,240,391	$9,574,454

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
Interest income
Mortgage-backed and other securities	$83,903	$112,065	$121,867
Loans held for sale
Prime	180,630	127,571	156,251
Subprime	26,009	12,416	19,780
HELOC	—	6,929	1,951
Consumer lot loans	7,699	1,582	—

Total loans held for sale	214,338	148,498	177,982
Loans held for investment
SFR mortgage	140,588	89,864	110,004
Consumer construction	60,392	55,660	42,241
Builder construction	33,321	37,501	53,650
HELOC	21,885	3,124	1,145
Land and other mortgage	7,817	18,462	27,644
Income property	3,793	5,225	4,872

Total loans held for investment	267,796	209,836	239,556
Other	9,804	6,705	5,535

Total interest income	575,841	477,104	544,940
Interest expense
Deposits	87,828	105,188	98,781
Advances from Federal Home Loan Bank	113,032	101,647	95,222
Other borrowings	64,044	60,981	148,315

Total interest expense	264,904	267,816	342,318

Net interest income	310,937	209,288	202,622
Provision for loan losses	19,700	16,154	22,022

Net interest income after provision for loan losses	291,237	193,134	180,600
Other income
Gain on sale of loans	387,311	300,800	229,444
Service fee (loss) income	(16,081)	19,197	28,963
(Loss) gain on mortgage-backed securities, net	(30,853)	4,439	7,097
Fee and other income	76,525	57,736	52,036

Total other income	416,902	382,172	317,540

Net revenues	708,139	575,306	498,140
Other expense
Operating expenses	424,605	344,058	278,201
Amortization of other intangible assets	852	1,088	3,392

Total other expense	425,457	345,146	281,593

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS — (Continued)

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
Earnings before provision for income taxes and cumulative effect of a change in accounting principle	282,682	230,160	216,547
Provision for income taxes	111,379	86,767	89,974

Earnings before cumulative effect of a change in accounting principle	171,303	143,393	126,573
Cumulative effect of a change in accounting principle	—	—	(10,185)

Net earnings	$171,303	$143,393	$116,388

Earnings per share before cumulative effect of a change in accounting principle
Basic	$3.10	$2.47	$2.07
Diluted	$3.01	$2.41	$2.00
Earnings per share from cumulative effect of a change in accounting principle
Basic	$—	$—	$(0.16)
Diluted	$—	$—	$(0.16)
Net earnings per share
Basic	$3.10	$2.47	$1.91
Diluted	$3.01	$2.41	$1.84
Weighted average shares outstanding
Basic	55,247	58,028	60,927
Diluted	56,926	59,592	63,191
Dividends paid per share	$0.55	$—	$—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Year Ended December 31, 2003, 2002 and 2001

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-in	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Dollars in thousands, except share data)
Balance at December 31, 2000	62,176,316	$818	$920,205	$(2,603)	$117,926		$(308,453)	$727,893
Common stock options exercised	1,417,038	14	19,984	—	—	$—	—	19,998
Directors’ and officers’ notes receivable	—	—	(48)	—	—	—	—	(48)
Deferred compensation, restricted stock	62,189	—	2,318	—	—	—	—	2,318
401(k) contribution	73,453	1	1,876	—	—	—	—	1,877
Net gain on mortgage-backed securities available for sale	—	—	—	2,136	—	2,136	—	2,136
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	1,037	—	1,037	—	1,037
Dividend reinvestment plan	1,524	—	37	—	—	—	—	37
Purchases of common stock	(3,364,254)	—	—	—	—	—	(78,775)	(78,775)
Issuance of warrants	—	—	52,277	—	—	—	—	52,277
Net earnings	—	—	—	—	116,388	116,388	—	116,388

Total comprehensive income	—	—	—	—	—	119,561	—	—

Balance at December 31, 2001	60,366,266	833	996,649	570	234,314		(387,228)	845,138
Common stock options exercised	617,243	7	9,803	—	—	—	—	9,810
Directors’ and officers’ notes receivable	—	—	(168)	—	—	—	—	(168)
Deferred compensation, restricted stock	28,447	—	1,619	—	—	—	—	1,619
Net gain on mortgage-backed securities available for sale	—	—	—	476	—	476	—	476
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(18,793)	—	(18,793)	—	(18,793)
Dividend reinvestment plan	1,341	—	33	—	—	—	—	33
Purchases of common stock	(6,183,811)	—	—	—	—	—	(131,543)	(131,543)
Net earnings	—	—	—	—	143,393	143,393	—	143,393

Total comprehensive income	—	—	—	—	—	125,076	—	—

Balance at December 31, 2002	54,829,486	840	1,007,936	(17,747)	377,707		(518,771)	849,965
Common stock options exercised	1,740,786	19	33,114	—	—	—	—	33,133
Directors’ and officers’ notes payments	—	—	502	—	—	—	—	502
Deferred compensation, restricted stock	214,219	—	2,304	—	—	—	—	2,304
Net loss on mortgage-backed securities available for sale	—	—	—	(5,414)	—	(5,414)	—	(5,414)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(3,293)	—	(3,293)	—	(3,293)
Cash dividends paid — $0.55 per common share	—	—	—	—	(30,602)	—	—	(30,602)
Purchases of common stock	(24,178)	—	—	—	—	—	(467)	(467)
Net earnings	—	—	—	—	171,303	171,303	—	171,303

Total comprehensive income	—	—	—	—	—	$162,596	—	—

Balance at December 31, 2003	56,760,313	$859	$1,043,856	$(26,454)	$518,408		$(519,238)	$1,017,431

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$171,303	$143,393	$116,388
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Total amortization and depreciation	186,801	139,850	139,543
Provision for valuation adjustment of mortgage servicing rights	5,543	107,387	50,920
Gain on sale of loans	(387,311)	(300,800)	(229,444)
Loss (gain) on mortgage-backed securities, net	30,853	(4,439)	(7,097)
Provision for loan losses	19,700	16,154	22,022
Cumulative effect of a change in accounting principle	—	—	10,185
Net increase (decrease) in deferred tax liability	57,942	(6,953)	101,549
Net decrease (increase) in mortgage servicing rights	7,527	(376)	(3,063)
Net decrease (increase) in other assets and liabilities	87,573	(79,897)	23,541

Net cash provided by operating activities before activity for trading securities, loans held for sale and premiums paid for derivative instruments	179,931	14,319	224,544
Net sales (purchases) of trading securities	597,848	(227,708)	1,512
Net purchases of loans held for sale	(237,154)	(723,617)	(1,348,042)
Net (increase) decrease on premiums paid for derivative instruments	(93,043)	23,856	(36,163)

Net cash provided by (used in) operating activities	447,582	(913,150)	(1,158,149)

Cash flows from investing activities:
Net (purchases) sales of and payments from loans held for investment	(3,655,817)	(529,004)	246,471
Net purchases of and payments from mortgage-backed securities available for sale	(43,774)	(361,476)	(425,643)
Net increase in investment in Federal Home Loan Bank stock, at cost	(157,841)	(55,447)	(36,715)
Net purchases of property, plant and equipment	(102,600)	(37,425)	(27,430)

Net cash used in investing activities	(3,960,032)	(983,352)	(243,317)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,210,271	(98,368)	2,440,731
Net increase in advances from Federal Home Loan Bank	2,212,914	722,170	734,307
Net (decrease) increase in borrowings	(53,498)	1,436,374	(1,802,279)
Net proceeds from issuance of trust preferred securities and warrants	58,962	—	168,564
Net proceeds from stock options and notes receivable	33,635	11,294	24,346
Cash dividends paid	(30,602)	—	—
Purchases of common stock	(467)	(131,543)	(78,775)

Net cash provided by financing activities	3,431,215	1,939,927	1,486,894

Net (decrease) increase in cash and cash equivalents	(81,235)	43,425	85,428
Cash and cash equivalents at beginning of period	196,720	153,295	67,867

Cash and cash equivalents at end of period	$115,485	$196,720	$153,295

Supplemental cash flow information:
Cash paid for interest	$262,518	$268,842	$351,911

Cash paid for income taxes	$42,362	$57,595	$2,777

Supplemental disclosure of noncash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$2,794,344	$473,959	$638,216

Net transfer of mortgage-backed securities available for sale to trading	$—	$219,749	$263,274

Net transfer of mortgage servicing rights to trading securities	$47,311	$75,371	$—

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

      On July 1, 2000, IndyMac Bancorp acquired (the “acquisition”) SGV Bancorp, Inc. (“SGVB”). SGVB was the parent of First Federal Savings and Loan Association of San Gabriel Valley, a federal savings association. In conjunction with the acquisition, IndyMac Mortgage Holdings, Inc. reorganized into two entities: IndyMac Bancorp, Inc., a registered savings and loan holding company and IndyMac Bank, F.S.B. (“IndyMac Bank”), a federally chartered stock savings association, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the assets and operations of IndyMac Bancorp and its subsidiaries were contributed to its subsidiary bank, IndyMac Bank.

Financial Statement Presentation

      For the years ended December 31, 2003, 2002 and 2001 the consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank. All significant intercompany balances and transactions with IndyMac’s subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Derivative Instruments

      In seeking to protect our financial assets and liabilities from the effects of changes in market interest rates, we have devised and implemented a comprehensive asset/ liability management strategy that seeks, on an economic and accounting basis, to mitigate significant fluctuations in our financial position and results of operations. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest income. The value of these instruments and the income they provide tends to be somewhat counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with forward commitments to sell Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) securities with comparable maturities and weighted average interest rates. To hedge our investments in AAA-rated and agency interest-only securities and MSRs, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap and swaption agreements to hedge the cash flows on FHLB advances in connection with interest rate risk hedge on mortgage loans held for investment and mortgage-backed securities.

      Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”). SFAS 133 requires that we recognize all derivative instruments on the balance

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet at fair value. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or unrecognized firm commitment, referred to as a fair value hedge

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge

(c) a hedge of certain foreign currency exposure

      In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive (loss) income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon termination of a cash flow hedge, the remaining cost of that hedge is amortized over the remaining life of the hedged item. We have derivatives in place to hedge the exposure to the variability in future cash flows for forecasted transactions through 2009. Derivatives that are non-designated hedges, as defined in SFAS 133, are adjusted to fair value through earnings. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships.

Cash and Cash Equivalents

      Cash and cash equivalents include non-restricted cash on deposit and overnight investments.

Mortgage-Backed and U.S. Treasury Securities

      Mortgage-backed and U.S. Treasury securities consist of U.S. Treasury securities, agency securities, AAA-rated senior securities, investment and non-investment grade securities, AAA-rated and agency interest-only and principal-only securities, and residual securities. AAA-rated and agency interest-only securities, and residual securities, as well as the securities that the Company considers as hedges of its AAA-rated and agency interest-only securities, residual securities and MSRs, are carried as trading securities. All other mortgage-backed securities are classified as available for sale. All securities are carried at fair value, which is estimated based on market quotes, when available, or on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses when market quotes are not available. We estimate future prepayment rates based upon current and expected future interest rate levels, collateral seasoning and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, prepayment penalties, interest rates and recent prepayment experience. These assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change.

      Securities classified as trading are carried at fair value with changes in fair value being recorded through current earnings. Accordingly, the hedge accounting provisions of SFAS 133 are not required. Unrealized gains and losses resulting from fair value adjustments on investment and mortgage-backed securities available for sale are excluded from earnings and reported as a separate component of OCI, net of taxes, in shareholders’ equity. If we determine a decline in fair value of an available for sale security is other than temporary, an impairment write down is recognized in current earnings. Realized gains and losses are calculated using the specific identification method.

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

      During the fourth quarter of 2003, the Securities and Exchange Commission (“SEC”) announced its intention to issue accounting guidance requiring that rate lock commitments be treated as written options. This guidance, if issued, would change the timing of the Company’s recognition of gain on sale revenue. Had the guidance been applied during the fourth quarter of 2003, the revenue related to the fair value of rate locks granted during the quarter would not have been recognized until the related loans were sold. This amount is estimated to be roughly 50% of total quarterly gain on sale revenue. Since the time between rate lock and loan sale is typically less than 90 days, this revenue would likely be recognized in the following quarter.

      The SEC guidance is currently expected to be implemented as of April 1, 2004. This implementation is expected to have a one-time negative impact on gain on sale revenues in the quarter implemented, but affects only the timing of revenue recognition, generally by one quarter or less, not the ultimate amount of revenue recognized over time.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 140 requires, for certain transactions completed after the initial adoption date, a “true sale” analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a “true sale” is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the special-purpose entity (“SPE”) has complied with rules concerning qualifying special-purpose entities.

      The Company is not eligible to become a debtor under the bankruptcy code. Instead, the insolvency of the Company is generally governed by the relevant provisions of the Federal Deposit Insurance Act and the FDIC’s regulations. However, the “true sale” legal analysis with respect to the Company is similar to the “true sale” analysis that would be done if the Company were subject to the bankruptcy code.

      A legal opinion regarding legal isolation for each securitization has been obtained by the Company. The “true sale” opinion provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Company’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

      The securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or the securitization trusts. The third party investors or the securitization trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we may be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special-purpose entities,” which meet the legal isolation criteria of SFAS 140, and are therefore not consolidated for financial reporting purposes.

      In addition to the cash the securitization trust pays for the loans, we often retain certain interests in the securitization trust as part of the trust’s payment to us for the loans. These retained interests may include subordinated classes of securities, MSRs, AAA-rated interest-only securities, residual securities, cash reserve funds, or an overcollateralization account. Other than MSRs and AAA-rated interest-only securities, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. AAA-rated interest-only securities and residual interests retained are included in securities classified as trading and other subordinated securities retained are included in mortgage-backed securities available for sale on the consolidated balance sheets.

      We usually retain the servicing function for the securitized mortgage loans. As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees or prepayment penalties.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allowance for Loan Losses

      We maintain an allowance for loan losses on loans held for investment. Additions to the allowance are based on assessments of certain factors, including but not limited to, estimated probable losses on the loans, borrower credit quality, delinquency, prior loan loss experience and general economic conditions. Additions to the allowance are provided through a charge to earnings. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance. An allowance for loan losses is not provided for loans held for sale in accordance with US GAAP. The estimated probable losses on these loans are included in the discount recorded on loans held for sale.

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

Secondary Market Reserve

      The Company maintains a secondary market reserve for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. This reserve, which totaled $34 million at December 31, 2003, has two general components: reserves for repurchases arising from

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. Reserve levels are a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. Changes in the level of provision to this reserve impacts the overall gain on sale margin from quarter to quarter. The reserve is included in other liabilities in the consolidated balance sheets.

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

      We recognize MSRs as separate assets only when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing retained or by separate purchase or assumption of the servicing. The carrying value of mortgage loans sold or securitized is allocated between loans and mortgage servicing rights based upon the relative fair values of each. Purchased MSRs are initially recorded at cost. All MSRs are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSRs are amortized over the period of, and in proportion to, the estimated future net servicing income.

      Because a limited and illiquid market exists for MSRs, we determine the fair value of our MSRs using discounted cash flow techniques. Using a model developed by a third party, we determine the fair value of recognized MSRs by estimating the present value of anticipated future net cash flows. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future. For purposes of impairment evaluation and measurement, we stratify our MSRs based on predominant risk characteristics, including primary versus master servicing, underlying loan type, interest rate type, and interest rate band. To the extent that the carrying value of MSRs exceeds fair value by individual strata, a valuation reserve is recorded as a charge to service fee income in current earnings. Valuation reserves for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment. Quarterly, we obtain third party opinions of value to test the reasonableness of our valuation models.

Foreclosed Assets

      Real estate acquired in settlement of loans is initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for loan losses. Subsequent operating activity and declines in value are charged to earnings.

Goodwill and Other Intangible Assets

      Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from acquisitions we have made. Through December 31, 2001, substantially all of our goodwill was amortized using the straight-line method over 20 years. We also recorded a core deposit intangible asset in the acquisition of SGVB. The core deposit intangible asset is being amortized using an accelerated method of

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization over a period of 10 years, which is the estimated life of the deposits acquired. We periodically review our goodwill and other intangible assets for other-than-temporary impairment. If circumstances indicate that other-than-temporary impairment might exist, recoverability of the asset is assessed based on expected undiscounted net cash flows. Effective January 1, 2002, goodwill is no longer amortized, but rather is tested for impairment annually as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Fixed Assets

      Fixed assets are included in other assets in the consolidated balance sheets at December 31, 2003 and 2002. Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method in amounts sufficient to relate the cost of depreciable assets to current earnings over their estimated service lives. Estimated service lives of furniture and equipment generally range from three to seven years and 20 to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the service lives of the improvements.

Software Development

      We capitalize external direct costs of materials and services consumed in developing or obtaining internal-use computer software and direct salary costs relating to the respective employees’ time spent on the software project during the application development stage. The estimated service lives for capitalized software generally range from three to seven years.

Income Taxes

      Deferred income taxes in the accompanying consolidated financial statements are computed using the liability method. Under this method, deferred income taxes are provided for differences between the book and tax basis of our assets and liabilities.

Stock-Based Compensation

      Our stock-based compensation is provided to employees in accordance with the 2000 Stock Incentive Plan, as amended, and the 2002 Incentive Plan, as amended and restated, which allow for the grant of various types of awards (the “Awards”) including, but not limited to, non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, and stock bonuses to our employees, including officers and directors. Awards are granted at the average market price of our stock on the grant date.

      As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Had compensation expense been

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in accordance with SFAS 123, our net after tax earnings and earnings per share would have been as follows for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
Net Earnings
As reported	$171,303	$143,393	$116,388
Stock-based employee compensation expense	(16,319)	(38,360)	(24,053)
Tax effect	6,446	15,152	9,994

Adjusted	$161,430	$120,185	$102,329

Basic Earnings Per Share
As reported	$3.10	$2.47	$1.91
Adjusted	$2.92	$2.07	$1.68
Diluted Earnings Per Share
As reported	$3.01	$2.41	$1.84
Adjusted	$2.84	$2.02	$1.62

      In addition, during the years ended 2003, 2002, and 2001 we recognized compensation expense of $2.3 million ($1.4 million, net of taxes), $1.6 million ($980,000, net of taxes), $2.3 million ($1.4 million, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2003, 2002, and 2001: dividend yield ranging from 0% to 3.1%; expected volatility ranging from 28.2% to 39.6%; risk-free interest rates ranging from 3.2% to 5.4%, and expected lives for options granted ranged from three to five years for each of the three years ended December 31, 2003. The weighted average fair value of options granted during 2003, 2002, and 2001 was $6.11, $7.82, and $8.03 per share, respectively.

New Accounting Pronouncements

      During 2003, the Financial Accounting Standards Board (“FASB”) issued several new accounting pronouncements related to our industry:

•	SFAS No. 149, “Amendment of FASB Statement No. 133 on Derivative and Hedging Transactions”

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

•	Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”

•	SFAS No. 132 R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”

•	Staff Position FAS 140-1, “Accounting for Accrued Interest Receivable Related to Securitized and Sold Receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”

•	Staff Position 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and the Measurement

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Cumulative Losses Previously Recognized under Paragraph 37 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Staff Position 146-1, “Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity is, in Substance, an Enhancement to an Ongoing Benefit Arrangement”

•	Staff Position FIN 45-1, “Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

•	Staff Position FIN 45-2, “Whether FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, Provides Support for Subsequently Accounting for a Guarantor’s Liability at Fair Value”

      We adopted Financial Interpretation No. 46 on July 1, 2003 and deconsolidated the capital trusts formed in connection with the issuance of trust preferred securities, which had a very minimal effect on the consolidated financial statements. We are not aware of any other relationships that we have entered that are impacted by Financial Interpretation No. 46. See further discussion at Note 11.

      Implementation of all other accounting pronouncements did not have any impact on our consolidated financial statements during 2003. We are not currently involved in any transactions which we would expect these new accounting pronouncements to have any material impact on our future results of operations, financial position, or liquidity.

NOTE 2 — SEGMENT REPORTING

      IndyMac operates through its three main segments: IndyMac Mortgage Bank, IndyMac Consumer Bank and the Investment Portfolio Group. IndyMac Mortgage Bank provides consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. Loans produced by IndyMac Mortgage Bank and IndyMac Consumer Bank are then securitized through the issuance of mortgage-backed securities, sold to government-sponsored enterprises, resold in bulk whole loan sales to investors, or transferred to and retained by our Investment Portfolio Group. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential mortgages, mortgage-backed securities and mortgage servicing rights, the Investment Portfolio Group serves a critical support function for IndyMac’s mortgage lending operations.

      Prior to 2003, we managed our business through only two operating segments: Mortgage Banking and Investment Portfolio. Previously, our consumer mortgage loan production business units were included with Mortgage Banking, and our consumer banking operations were included as overhead to the Company, or “Other.” Segment information for 2002 and 2001, including a change in the allocation method of interest expense to the operating segments, has been adjusted to conform to the current method of segment disclosure.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for the years ended December 31, 2003, 2002, and 2001 was as follows:

	Mortgage	Consumer	Investment
	Banking	Banking	Portfolio	Other	Consolidated

	(In thousands)
2003
Net interest income (expense)	$186,066	$51,305	$110,809	$(37,243)	$310,937
Net revenues (expense)	519,217	174,504	100,614	(86,196)	708,139
Net earnings (loss)	202,390	48,264	34,557	(113,908)	171,303
Assets as of December 31, 2003	$3,784,219	$1,110,292	$8,118,153	$227,727	$13,240,391
2002
Net interest income (expense)	$154,971	$34,916	$70,877	$(51,476)	$209,288
Net revenues (expense)	435,586	119,973	98,585	(78,838)	575,306
Net earnings (loss)	172,118	28,246	36,994	(93,965)	143,393
Assets as of December 31, 2002	$3,434,576	$862,596	$4,945,188	$332,094	$9,574,454
2001
Net interest income (expense)	$126,230	$15,595	$91,516	$(30,719)	$202,622
Net revenues (expense)	355,796	63,971	109,087	(30,714)	498,140
Earnings (loss) before cumulative effect of a change in accounting principle	129,813	202	44,893	(48,335)	126,573
Cumulative effect of a change in accounting principle	21	—	(10,206)	—	(10,185)
Net earnings (loss)	129,834	202	34,687	(48,335)	116,388
Assets as of December 31, 2001	$3,600,253	$312,757	$3,509,937	$74,364	$7,497,311

NOTE 3 — MORTGAGE-BACKED AND U.S. TREASURY SECURITIES

      As of December 31, 2003 and 2002, our mortgage-backed and U.S. Treasury securities were comprised of the following:

	December 31,

	2003	2002

	(In thousands)
Mortgage-backed, U.S. Treasury securities and notes — Trading
AAA-rated and agency interest-only strips	$146,179	$187,060
AAA-rated principal-only securities	8,518	79,554
AAA-rated agency securities	—	25,055
AAA-rated non-agency securities	—	101,185
U.S. Treasury securities	—	282,219
Other investment grade securities	8,922	9,114
Other non-investment grade securities	1,760	2,956
Non-investment grade residual securities	58,253	78,740

Total mortgage-backed, U.S. Treasury securities and notes — Trading	$223,632	$765,883

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	(In thousands)
Mortgage-backed securities — Available for sale
AAA-rated agency securities	$25,193	$123,269
AAA-rated non-agency securities	1,407,984	1,406,321
AAA-rated agency notes	143,689	—
Other investment grade securities	26,926	39,258
Other non-investment grade securities	10,182	4,362

Total mortgage-backed securities — Available for sale	$1,613,974	$1,573,210

      Contractual maturities of the mortgage-backed and U.S. Treasury securities generally range from 10 to 30 years. Expected weighted average lives of these securities generally range from several months to five years due to borrower prepayments occurring prior to the contractual maturity.

      The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as available for sale:

	December 31,

	2003	2002

	(In thousands)
Amortized cost	$1,622,906	$1,573,193
Gross unrealized holding gains	5,714	6,253
Gross unrealized holding losses	(14,646)	(6,236)

Estimated fair value	$1,613,974	$1,573,210

      We value AAA-rated and agency interest-only securities using an option-adjusted spread (“OAS”) methodology, in which discount rates and future cash flows vary over time with the level of rates implied by each of 200 randomly-generated forward interest rate paths. When available, market information is used to validate these assumptions. The prepayment rates used to value our AAA-rated and agency interest-only securities portfolio are based primarily on four-factor prepayment models which incorporate relative weighted average coupon (“WAC”), seasoning, burnout, and seasonality, as well as expectations of future rates implied by the forward LIBOR/swap curve. At December 31, 2003, the weighted average constant lifetime prepayment rate assumption was 17.2%, and the implied yield was 9.8%. The actual constant prepayment rate was 34.0% for the three months ended December 31, 2003.

      The fair value of our residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. We maintain a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratio, borrower credit scores and property type. The following table details the assumptions used in valuing the residual securities as of December 31, 2003 and 2002:

	December 31,

	2003		2002

	Prime	Subprime	Prime	Subprime

Weighted average discount rate	15.8%	23.6%	15.2%	27.1%
Projected prepayment rate	26.3%	33.4%	18.9%	32.1%
Remaining cumulative losses	0.5%	2.3%	0.7%	2.8%

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of all of our other investment and non-investment grade mortgage-backed and U.S. Treasury securities is estimated based on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses, and market information when available.

      Effective January 2001, we adopted the provisions of Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”). EITF 99-20 provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. EITF 99-20 concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income is to be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its amortized cost and the decline is other than temporary, EITF 99-20 states that an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previous accounting method under which impairment was measured using a risk-free rate of return.

      The adoption of EITF 99-20 in January of 2001 was recorded as a cumulative effect of a change in accounting principle and had the following effects on net earnings and OCI during the first quarter of 2001:

	Adjustments

		Other	Net
	After-tax	Comprehensive	Equity
	Earnings	Income	Impact

	(In thousands)
Core operations:
Investment grade securities	$(297)	$297	$—
Other non-investment grade securities	(459)	459	—
Residual securities	(607)	607	—

Total core operations	(1,363)	1,363	—
Non-core operations:
Manufactured housing securities:
Other non-investment grade securities	(6,612)	4,867	(1,745)
Residual securities	(2,231)	1,889	(342)

Total non-core operations	(8,843)	6,756	(2,087)

Cumulative effect of a change in accounting principle — EITF 99-20	(10,206)	8,119	(2,087)
Cumulative effect of a change in accounting principle — SFAS 133 (See Note 14)	21	—	21

Total cumulative effect of a change in accounting principle	$(10,185)	$8,119	$(2,066)

      In addition, as a result of our periodic reviews for impairment in accordance with EITF 99-20, during the year ended December 31, 2003, we recorded $2.3 million in impairment charges on available for sale securities.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — LOANS RECEIVABLE

      A summary of loans receivable follows:

	December 31,

	2003	2002

	(In thousands)
Principal balance of mortgage loans held for sale	$2,500,504	$2,165,662
Adjustments:
Unamortized premiums and fees	37,525	22,172
Hedge effects and other valuation adjustments	35,219	39,849

Total mortgage loans held for sale	$2,573,248	$2,227,683

Principal balance of mortgage loans held for investment	$5,671,956	$2,495,718
Adjustments:
Unamortized premium and fees	111,021	44,134
Allowance for loan losses	(30,206)	(25,055)

Total mortgage loans held for investment	$5,752,771	$2,514,797

Outstanding commitments on construction and income property loans	$1,666,158	$1,424,057
Adjustments:
Unamortized net deferred loan fees	50	(2,261)
Allowance for loan losses	(22,439)	(25,706)

Total construction and income property loans	1,643,769	1,396,090

Total loans receivable	$9,969,788	$6,138,570

      The overall adequacy of the allowance for loan losses is based on the allowance in its entirety. The allocation amongst the various loan products is representative of our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances.

      Substantially all of the mortgage loans that we acquired are non-conforming loans secured by first liens on single-family residential properties. Approximately 61% of the principal amount of mortgage loans receivable at December 31, 2003 was collateralized by properties located in California.

      Our impaired loans by collateral type consist of the following:

	December 31,

	2003	2002

	(In thousands)
Builder construction loans	$9,704	$9,275
Consumer construction loans	8,953	10,257
Specific reserves	(2,161)	(4,168)

Total impaired loans	$16,496	$15,364

Average balance during the year	$18,420	$24,658

      If interest on impaired construction loans had been recognized, such income, net of recoveries, would have been $1.4 million and $3.7 million during the years ended December 31, 2003 and 2002, respectively. Interest income of $0.5 million and $0.7 million was recognized on a cash basis on impaired construction loans for the years ended December 31, 2003 and 2002, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based upon judgments and assumptions about various matters, including general economic conditions, loan portfolio composition, prior loan loss experience, delinquency trends and our ongoing examination process. The allowance for loan losses of $52.6 million is considered adequate to cover losses inherent in the loan portfolio at December 31, 2003. However, no assurance can be given that we will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of then-prevailing factors, including economic conditions, credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant changes in the allowance for loan losses.

      The table below summarizes the changes to the allowance for loan losses for the years ended:

	December 31,

	2003	2002	2001

	(In thousands)
Core portfolio loans:
Balance, beginning of period	$41,314	$41,770	$43,350
Provision for loan losses	12,875	9,807	5,985
Charge-offs net of recoveries
SFR mortgage loans	(3,888)	(5,783)	(3,073)
Land and other mortgage loans	(11)	(1,658)	—
Builder construction	(3,268)	(2,584)	(3,879)
Consumer construction	(1,378)	(238)	(613)

Charge-offs net of recoveries	(8,545)	(10,263)	(7,565)

Balance, end of period	45,644	41,314	41,770
Discontinued product lines:
Balance, beginning of period	9,447	15,930	15,612
Provision for loan losses	6,825	6,348	16,037
Charge-offs net of recoveries	(9,271)	(12,831)	(15,719)

Balance, end of period	7,001	9,447	15,930

Total allowance for loan losses	$52,645	$50,761	$57,700

NOTE 6 — MORTGAGE SERVICING RIGHTS

      The carrying value of our capitalized MSRs was $443.7 million and $300.5 million at December 31, 2003 and 2002, respectively. During 2003 and 2002, IndyMac modified its agreement with one of the government sponsored enterprises (“GSEs”) resulting in the bifurcation of the fee the Company retains to service loans sold to the GSE. Previously, the entire contractual servicing fee was capitalized on the consolidated balance sheet as MSRs. Under the new agreement, the contractual servicing fee is separated into a reduced servicing fee of 25 basis points (the base servicing fee) and an excess yield strip for amounts above the base servicing fee. The base servicing fee continues to be capitalized as MSRs, while the excess yield strip is now included in trading securities and accounted for similar to the AAA-rated interest-only securities. While the amount of the total servicing fees and related cash flow expected to be derived from servicing the loans were not impacted by the modification, the change in consolidated balance sheet classification will result in two primary benefits. First, the excess yield strip will be marked-to-market through the income statement and will no longer be

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to the lower of cost or market limitations applicable to MSRs. This will directly align the hedge accounting treatment for the asset with actual economic hedging results. Second, the excess yield strip is now risk weighted at 100% for regulatory capital purposes instead of the higher requirement for MSRs. During 2003 and 2002, IndyMac reclassified $47.3 million and $75.4 million, respectively, of capitalized MSRs to trading securities pursuant to this agreement.

      The assumptions used to value MSRs at December 31, 2003 and 2002 follow:

	Actual						Valuation Assumptions

							Remaining
					3-month	Wtd.	Lifetime
	Book	Collateral	Gross	Servicing	Prepayment	Avg.	Prepayment	Discount
	Value	Balance	WAC	Fee	Speed	Multiple	Speeds (CPR)	Yield

	(Dollars in thousands)
December 31, 2003	$443,688	$30,773,545	6.53%	0.32%	31.0%	4.51	16.8%	10.0%
December 31, 2002	$300,539	$28,375,897	7.56%	0.33%	40.7%	3.21	22.0%	9.5%

      The changes in MSRs are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Balance at beginning of period	$300,539	$321,316	$211,127
Additions	291,849	230,894	229,825
Conversion of MSRs to interest-only strips	(47,311)	(75,371)	—
Clean-up calls exercised	(10,256)	(685)	—
Scheduled amortization	(85,590)	(68,228)	(68,716)
Valuation/ impairment	(5,543)	(107,387)	(50,920)

Balance at end of period	$443,688	$300,539	$321,316

      Changes in the valuation allowance for impairment of MSRs are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Balance at beginning of period	$(179,586)	$(72,440)	$(21,948)
Provision for valuation	(5,543)	(107,387)	(50,920)
Clean-up calls exercised	10,107	—	—
Permanent impairment	115,315	—	—
Other	178	241	428

Balance at end of period	$(59,529)	$(179,586)	$(72,440)

NOTE 7 — INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

      The investment in Federal Home Loan Bank stock consisted of capital stock, at cost, totaling $313.3 million and $155.4 million as of December 31, 2003 and 2002, respectively. Total dividend income recognized was $9.6 million, $6.3 million and $4.8 million, respectively, in 2003, 2002 and 2001. We earned a yield of 4.2% and 5.7% in 2003 and 2002, respectively. The investment in Federal Home Loan Bank stock is required to permit IndyMac Bank to borrow from the Federal Home Loan Bank of San Francisco.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — OTHER ASSETS

      The major components of other assets are as follows:

	December 31,

	2003	2002

	(In thousands)
Fixed assets and software development	$140,421	$65,425
Hedging related deposits	17,457	67,065
Accounts receivable	68,991	47,311
Derivative financial instruments at fair value	138,959	77,325
Servicing related advances	38,016	37,997
Investment in non-consolidated subsidiary	7,802	—
Other	39,762	30,802

Total other assets	$451,408	$325,925

      The increase in fixed assets and software development was primarily due to the purchase, in December of 2003, of an office building located in Pasadena, California in which we previously leased space for our mortgage banking headquarters. Hedging related deposits represent margin deposits with our clearing agent or counterparties associated with our hedge positions. For further information on our derivative financial instruments, see “Footnote 14 — Derivative Instruments.”

      Software development and fixed assets included in other assets are detailed below:

	December 31,

	2003	2002

	(In thousands)
Software development	$56,234	$39,471
Accumulated amortization	(26,410)	(15,014)

Net software development	29,824	24,457
Data processing equipment	50,701	35,245
Furniture and equipment	28,241	19,916
Leasehold improvements	9,919	5,023
Land and buildings	55,006	7,541

Subtotal	143,867	67,725
Accumulated depreciation	(45,099)	(28,904)
Land	11,829	2,147

Total software development and fixed assets	$140,421	$65,425

      Software development consists primarily of our internal loan approval and pricing system, e-MITS® (Electronic Mortgage Information and Transaction System), software for our banking system (including Internet banking), loan origination and processing systems, and other purchased and internally-developed software.

      Depreciation and amortization expense was $27.6 million, $19.5 million, and $15.1 million, for the years 2003, 2002, and 2001, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — DEPOSITS

      A summary of the carrying value of deposits, rates, and maturities of certificates of deposit follows:

	December 31,

	2003		2002

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non interest-bearing checking	$44,353	0.0%	$38,426	0.0%
Non interest-bearing checking — Loan servicing accounts	528,643	0.0%	497,466	0.0%
Interest-bearing checking	39,761	0.9%	37,867	0.9%
Savings	1,515,852	1.8%	635,607	2.3%

Total core deposits	2,128,609	1.3%	1,209,366	1.2%
Certificates of deposit, due:
Within one year	1,642,592	2.4%	1,324,980	3.5%
One to two years	457,229	3.4%	344,675	4.2%
Two to three years	102,275	4.6%	174,024	5.2%
Three to four years	17,412	3.8%	76,694	5.1%
Four to five years	2,656	3.0%	10,468	4.2%
Over five years	—	—	295	4.2%

Total certificates of deposit	2,222,164	2.7%	1,931,136	3.8%

Total deposits	$4,350,773	2.0%	$3,140,502	2.8%

      The interest expense by deposit type for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Interest-bearing checking	$350	$435	$467
Savings	24,623	13,313	10,775
Certificates of deposit	62,855	91,440	87,539

Total interest expense on deposits	$87,828	$105,188	$98,781

      The following table summarizes certificates of deposit in amounts of $100,000 or more by maturity:

	December 31,

	2003	2002

	(In thousands)
Three months or less	$109,813	$167,258
Three to six months	200,091	131,769
Six to twelve months	306,067	240,787
Over twelve months	237,634	244,395

Total certificates of deposit≥ $100,000	$853,605	$784,209

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — ADVANCES FROM THE FHLB

      As a member of the FHLB, we maintain a credit line that is based largely on a percentage of total regulatory assets. Advances totaled $4.9 billion at December 31, 2003 and $2.7 billion at December 31, 2002, and are collateralized in the aggregate by loans, securities, all FHLB stock owned and by deposits with the FHLB. The maximum amount of credit that the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral for the borrowing.

      Scheduled maturities of advances from the FHLB were as follows:

	December 31, 2003		December 31, 2002

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Within one year	$3,679,911	1.6%	$1,592,918	2.7%
One to two years	610,000	2.4%	443,865	5.3%
Two to three years	375,000	3.1%	200,000	3.4%
Three to four years	190,000	3.8%	215,000	3.4%
Four to five years	80,000	3.6%	190,000	3.8%
Over five years	—	—	80,000	3.6%

Total	$4,934,911	1.9%	$2,721,783	3.4%

      Financial data pertaining to advances from the FHLB were as follows:

	Rate/Amount December 31,

	2003	2002

	(Dollars in thousands)
Weighted average coupon rate, end of year	1.9%	3.4%
Weighted average rate during the year, including hedge effect	3.0%	4.9%
Average balance of advances from FHLB	$3,820,076	$2,092,972
Maximum amount of advances from FHLB at any month end	$5,144,907	$2,777,273
Interest expense for the year	$113,032	$101,647

      Included in the portfolio of advances from the FHLB as of December 31, 2003 were $200 million of advances subject to call features, which are at the Company’s discretion, and no advances subject to put options. As of December 31, 2002, the portfolio of advances included $15 million of advances subject to put options and no advances subject to call features.

      We had $667 million and $413 million of unused committed financing from the FHLB at December 31, 2003 and 2002, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — OTHER BORROWINGS

      Other borrowings of the Company consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Loans and securities sold under agreements to repurchase	$2,438,059	$2,401,554
Trust preferred debentures	183,643	116,819
Revolving syndicated bank credit facilities	185	69,185
Collateralized mortgage obligations	207	20,976

	$2,622,094	$2,608,534

Loans and Securities Sold Under Agreements to Repurchase

      We sold, under agreements to repurchase, securities of the U.S. government and its agencies, specific loans and other approved investments to various broker-dealers pursuant to committed and uncommitted credit facilities totaling $2.8 billion at December 31, 2003. The amounts outstanding under these repurchase agreements were $2.4 billion at December 31, 2003 and 2002. Our outstanding repurchase agreements have an average maturity of less than 30 days.

      These repurchase agreements generally reprice on an overnight-to-one-month basis for loans, and a one-to-three-month basis for securities, bearing interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. For the years ended December 31, 2003 and 2002, the weighted average borrowing rate on repurchase agreements was 2.0% and 2.9%, respectively. We were in compliance with all material representations, warranties and financial covenants under these repurchase agreements at December 31, 2003 and 2002.

Trust Preferred Debentures, Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. The proceeds from the offering are intended to be used in ongoing operations and fund future growth and/or repurchases of IndyMac Bancorp stock under its share repurchase program. In each of the months of July and December 2003, we issued an additional $30 million of trust preferred securities, yielding 6.16% and 6.45%, respectively. The proceeds of these securities will also be used in operations. These securities did not contain any warrants on IndyMac Bancorp common stock.

      Upon the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, on July 1, 2003, the trusts have been deconsolidated from the consolidated financial statements of the Company. Our investment in these non-consolidated trusts totaled $7.8 million at December 31, 2003 and is included in other assets. Trust preferred debentures, representing the liabilities due from IndyMac Bancorp to IndyMac Capital Trusts, amounted to $183.6 million and $116.9 million at December 31, 2003 and 2002, respectively. The increase in this balance is primarily due to the issuance of $60 million of trust preferred securities during the second half of 2003.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Syndicated Bank Credit Facilities

      In July of 2002, we renewed a committed credit facility in the aggregate amount of $100 million with Bank of America, which matures in February of 2005. This credit facility will continue to finance single-family residential mortgage loans, construction-to-permanent loans, lot loans, builder tract loans and MSRs. The Bank’s $400 million credit facility with Bank of America matured on December 31, 2002, and we elected not to renew this facility.

      Interest rates are based on LIBOR or the federal funds rate plus an applicable margin, which may vary by the type of collateral. The applicable margin and a facility fee are determined based on our investment rating. For the years ended December 31, 2003 and 2002, the weighted average borrowing rate under these facilities was 2.1% and 3.8%, respectively. The amount of borrowing outstanding under these facilities at December 31, 2003 and 2002 was $0.2 million and $69.2 million, respectively. At December 31, 2003 and 2002, we were in compliance with all representations, warranties and financial covenants under these revolving credit facilities.

Collateralized Mortgage Obligations

      Collateralized mortgage obligations (“CMOs”) are secured by a pledge of mortgage loans, mortgage-backed securities and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collect principal and interest payments on the underlying collateral, reinvest such amount in the GICs, and make corresponding principal and interest payments on the CMOs to the bondholders. Our net equity investments in CMOs amounted to $152,000 and $2.4 million at December 31, 2003 and 2002, respectively. The weighted average coupon on CMOs was 11.5% and 7.0% at December 31, 2003 and 2002, respectively.

Commitment Fees

      At December 31, 2003 and 2002, we had deferred commitment fees totaling $1.7 million and $1.3 million, respectively, net of accumulated amortization of $2.5 million and $4.8 million, respectively. We amortize these fees over the contractual life of the borrowings.

Pledged Borrowings

      We pledged certain of our loans and securities for our borrowings, which mainly consist of advances from FHLB and loans and securities sold under agreements to repurchase. The following table provides information related to such pledged assets as of December 31, 2003 and 2002.

	December 31,

	2003	2002

	(In millions)
Loans pledged for FHLB	$5,579	$2,519
Securities pledged for FHLB	362	610
Loans pledged for repurchase agreements	1,726	1,669
Securities pledged for repurchase agreements	1,238	1,446
Loans pledged for other	317	122

Total pledged	$9,222	$6,366

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, pledged assets exceeded our borrowings by approximately $1.8 billion. The excess collateral was held by a trustee and pledged to our lenders. The following table details the amounts allocated amongst the various lenders.

	December 31,

	2003	2002

	(In millions)
Merrill Lynch	$235	$411
Morgan Stanley	121	109
UBS Warburg	159	163
FHLB	1,006	407
Bank of America	115	52
Federal Reserve	202	—
Other	7	29

Total excess	$1,845	$1,171

Debt Covenants

      The Company is subject to various debt covenants as a condition of its borrowing facilities. As of December 31, 2003, in addition to the standard covenants of timely repayments of interest and principal, the key debt covenants include maintaining minimum well-capitalized capital ratios (5%, 6%, and 10% for core capital, Tier 1 risk-based and total risk-based capital, respectively), no less than “B” rating on the corporate bond by Standard & Poor’s or Fitch, minimum net worth of $500 million for the Bank and $300 million for the Parent Company, and minimum reserve to annualized charge-offs ratio of 2%. As of December 31, 2003, we believe we were in compliance with all representations, warranties and financial covenants under our borrowing facilities.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — PARENT COMPANY FINANCIAL STATEMENTS

      The following tables present IndyMac Bancorp financial information:

Condensed Balance Sheets

	December 31,

	2003	2002

	(Dollars in thousands)
Assets
Cash	$109,710	$30,479
Loans held for investment, net	5,819	15,057
Securities classified as trading	17,148	35,159
Securities classified as available for sale	2,016	—
Investment in and advances to subsidiaries	1,053,323	874,407
Foreclosed assets	950	17,579
Intercompany receivables	5,679	1,305
Other assets	17,543	4,047

Total assets	$1,212,188	$978,033

Liabilities and Shareholders’ Equity
Trust preferred securities	$183,643	$124,508
Borrowings	692	—
Other liabilities	10,422	3,560
Shareholders’ equity	1,017,431	849,965

Total liabilities and shareholders’ equity	$1,212,188	$978,033

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Earnings

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Interest income
Loans	$1,197	$2,520	$588
Securities available for sale and trading	5,069	7,539	3,275
Intercompany notes	—	169	3,287
Other	1,065	2,174	615

Total interest income	7,331	12,402	7,765
Interest expense
Trust preferred securities	12,221	11,581	1,419
Other	894	443	75

Total interest expense	13,115	12,024	1,494

Net interest (loss) income	(5,784)	378	6,271
Provision for loan losses	890	1,503	309

Net interest (loss) income after provision for loan losses	(6,674)	(1,125)	5,962
Other income
Equity in earnings of subsidiaries	179,878	143,639	119,195
Gain (loss) on securities, net	5,760	7,357	(9,789)
Other income, net	18	24	28

Total other income	185,656	151,020	109,434

Net revenues	178,982	149,895	115,396
Expenses	13,147	6,725	241

Earnings before provision for income tax	165,835	143,170	115,155
Income tax benefit	(5,468)	(223)	(1,679)

Net earnings	$171,303	$143,393	$116,834

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$171,303	$143,393	$116,834
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Accretion net of amortization	(1,306)	(5,595)	(1,815)
(Gain) loss on securities	(5,760)	(5,566)	9,789
Provision for loan losses	889	1,503	309
Equity in earnings of subsidiaries	(179,878)	(143,639)	(119,195)
(Sale of) and payments from mortgage and other loans held for sale	(3,104)	1,427	—
Net decrease (increase) in other assets and liabilities	39,154	(23,415)	21,349

Net cash provided by (used in) operating activities	21,298	(31,892)	27,271

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	8,207	7,882	(5,181)
Purchases of securities available for sale	—	(5,021)	(42,217)
Sales of and payments from securities available for sale	312	6,357	10,486
Increase in investment in and advances to subsidiaries, net of cash payments	(12,114)	(2,472)	(108,791)
Net decrease in note receivable from IndyMac Bank	—	27,266	151,274

Net cash (used in) provided by investing activities	(3,595)	34,012	5,571

Cash flows from financing activities:
Net proceeds from issuance of trust preferred securities	58,962	—	116,287
Issuance of warrants	—	—	52,277
Net proceeds from issuance of common stock and exercise of stock options	33,635	11,294	24,346
Cash dividends paid	(30,602)	—	—
Purchases of common stock	(467)	(131,543)	(78,775)

Net cash provided by (used in) financing activities	61,528	(120,249)	114,135

Net increase (decrease) in cash and cash equivalents	79,231	(118,129)	146,977
Cash at beginning of period	30,479	148,608	1,631

Cash at end of period	$109,710	$30,479	$148,608

NOTE 13 — TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Retained Assets

      In conjunction with our loan sale activities, we retain certain assets from private-label securitizations and loan sales to GSEs. The primary assets retained include MSRs and, to a much lesser degree, AAA-rated interest-only securities, non-investment grade securities, and non-investment grade residual securities. The allocated cost of the retained assets at the time of the sale is recorded as a component of the gain on sale of

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans. We recognized a total of $387.3 million and $300.8 million in gain on sale of loans during the years ended December 31, 2003 and 2002, respectively. The fair value of retained assets totaling $385.5 million and $361.8 million in 2003 and 2002, respectively, is included as a component of these gains.

      The key assumptions used in measuring the fair value of retained assets at the time of securitization during the year ended December 31, 2003 on a weighted average basis were as follows:

				Projected
	Retained	Lifetime	Discount	Loss
	Balance	CPR	Yield	Rate

	(Dollars in thousands)
Mortgage servicing rights	$289,119	14.00%	12.20%	N/A
AAA-rated interest-only securities	47,791	23.75%	10.58%	N/A
AAA-rated principal-only securities	6,493	6.45%	7.09%	N/A
Investment grade mortgage-backed securities	14,833	32.68%	6.37%	2.01%
Non-investment grade mortgage-backed securities	3,739	40.00%	9.30%	0.23%
Non-investment grade residual securities	23,526	27.64%	16.64%	1.32%

Total	$385,501

      The following table shows the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2003.

		AAA-rated	AAA-rated	Investment Grade	Non-investment
	Mortgage	Interest-	Principal-	Mortgage-	Grade Mortgage-	Residual
	Servicing	Only	Only	Backed Securities	Backed Securities	Securities	Total

	(Dollars in thousands)
Balance sheet carrying value of retained interests	$443,688	$139,660	$8,518	$35,848	$11,942	$58,253	$697.909

Prepayment speed assumption	16.80%	19.06%	8.30%	35.00%	21.50%	24.20%	N/A
Impact on fair value of 10% adverse change of prepayment speed	$28,791	$9,891	$213	$1,113	$827	$3,272	$44,107
Impact on fair value of 20% adverse change of prepayment speed	$37,699	$18,684	$444	$3,179	$2,056	$6,790	$68,852
Discount rate assumption	10.00%	9.80%	6.00%	6.30%	17.70%	17.50%	N/A
Impact on fair value of 100 basis point adverse change	$17,853	$4,521	$430	$2,090	$888	$1,291	$27,073
Impact on fair value of 200 basis point adverse change	$34,259	$8,961	$822	$4,736	$2,243	$2,453	$53,474
Net credit loss assumption	N/A	N/A	N/A	4.30%	2.80%	2.50%	N/A
Impact on fair value of 10% adverse change in credit losses	N/A	N/A	N/A	$2,265	$2,090	$5,195	$9,550
Impact on fair value of 20% adverse change in credit losses	N/A	N/A	N/A	$4,884	$4,097	$9,233	$18,214

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a ten percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, or considering the offsetting hedging impacts. In reality, changes in one factor may result in changes in another, such as hedging strategies and associated gains or losses, which might magnify or counteract the sensitivities.

Credit Risk on Securitizations

      With regard to the issuance of private-label securitizations, we retain certain limited credit exposure in that we may choose to retain non-investment grade securities and residuals. These securities are subordinate to investors’ investment-grade interests, which have rights to reimbursement of certain losses. We do not have credit exposure associated with non-performing loans in securitizations beyond our investment in retained interests in non-investment grade securities and residuals. The value of our retained interests include credit loss assumptions on the underlying collateral pool to mitigate this risk. The following table summarizes the collateral balance associated with our servicing portfolio of sold loans, and the balance of non-investment grade securities and residual securities retained at December 31, 2003.

		Balance of Retained Assets
		With Credit Exposure

	Total Loans	Non-investment
	Serviced	Grade Securities	Residuals

	(In thousands)
Prime
IndyMac securitizations	$7,598,546	$9,099	$25,614
GSEs	18,380,371	—	—
Whole loan sales	1,767,433	—	—
Subprime
IndyMac securitizations	1,256,883	1,083	32,639
Whole loan sales	309,491	—	—
Manufactured housing securitization	187,981	1,760	—

Total	$29,500,705	$11,942	$58,253

      As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make certain payments to settle breaches of our standard representations and warranties made as part of the loan sales or securitizations. In anticipation of future probable losses related to these loans, we have established a secondary market reserve and have recorded $26.7 million and $18.7 million provisions to this reserve as reductions to our gain on sale of loans during 2003 and 2002, respectively. The balance in this reserve was $34.0 million and $37.6 million at December 31, 2003 and 2002, respectively, which is included on the consolidated balance sheets as a component of other liabilities. The calculation of the reserve is a function of estimated probable losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sale distribution channels.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Qualifying Special-Purpose Entities

      All loans sold in our private-label securitizations are issued through securitization trusts, which are “qualifying special-purpose entities” under SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Cash flows received from and paid to securitization trusts during the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
Proceeds from new securitizations	$5,276,875	$6,179,221
Servicing fees received	17,347	23,398
Other cash flows received on retained interests	94,341	133,159
Clean-up calls	(1,611,841)	(124,238)
Loan repurchases for representations and warranties	(7,082)	(3,467)

      As part of our normal servicing operations, the Company advanced cash to investors totaling $91.4 million and $134.7 million during the years ended December 31, 2003 and 2002, respectively, and received cash reimbursements from investors totaling $89.7 million and $131.5 million, respectively.

      From time to time, IndyMac creates Net Interest Margin (“NIM”) trusts to further reduce our exposure to losses on residual securities. NIM trusts are created for the securitization of residual securities from prior or recently completed securitization transactions. NIM trusts issue bonds to outside investors secured by the residual securities we contribute to the trusts. The cash proceeds from the sale of the NIM bonds to investors are paid to us by the NIM trusts as payment for the residual securities. The NIM bonds are obligations of the NIM trusts and are collateralized only by the residual securities. We are not obligated to make any payments on the bonds. These entities represent qualified special-purpose entities and meet the legal isolation criteria of SFAS 140. Therefore, these entities are not consolidated for financial reporting purposes, in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities. We receive cash flows from our retained interests in the NIM trusts once the bonds issued to the investors are fully paid off. We created one NIM trust during 2003 and two NIM trusts during 2002. At inception of the trusts, we retained a 13.9% and 14.5% interest in these trusts during 2003 and 2002, respectively. At December 31, 2003 and 2002, these NIM trusts held assets valued at $46.9 million and $66.9 million, respectively, and our retained interests in these NIM trusts were valued at $16.0 million and $24.5 million, respectively. Our retained interests are included as a component of securities classified as trading securities on the consolidated balance sheets.

NOTE 14 — DERIVATIVE INSTRUMENTS

      Effective January 1, 2001, we adopted the provisions of SFAS 133 for our derivative instruments, which requires us to recognize all derivative instruments on the consolidated balance sheets at fair value. The adoption of SFAS 133 resulted in a net after tax gain of $21,000 being recognized as a cumulative effect of a change in accounting principle and a $2.5 million after tax reduction to OCI in shareholders’ equity in January of 2001.

      The following derivative financial instruments were identified and recorded at fair value as of January 1, 2001, in accordance with adoption of SFAS 133:

•	FNMA and FHLMC futures and forward contracts

•	interest rate swap agreements

•	interest rate swaption agreements

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	interest rate floor agreements

•	interest rate cap agreements

•	rate lock commitments

      Generally speaking, if interest rates increase, the value of our loan commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of GSEs to economically hedge the fair value of loan commitments and the funded loan portfolio. Under SFAS 133, these forward contracts qualify as a fair value hedge of the funded loan portfolio. During the year ended December 31, 2003, hedge ineffectiveness totaling $318,000 was recorded as an increase to gain on sale of loans, and for the year ended December 31, 2002, $5.8 million was recorded as a decrease to gain on sale of loans. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges. The fair value of loan commitments is recorded as a component of gain on sale of loans. At December 31, 2003 and 2002, the fair value of these commitments amounted to $25.0 million and $49.9 million, respectively. As such, as of December 31, 2003, the fair value of loan commitments was recorded as an $8.4 million increase to gain on sale of loans, and as of December 31, 2002, as a $24.4 million increase to gain on sale of loans.

      We use interest rate swap agreements to reduce our exposure to interest rate risk inherent in a portion of the repurchase agreement borrowings and FHLB advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used on our repurchase agreement borrowings and FHLB advances qualify as cash flow hedges. During the year ended December 31, 2003, the net loss on our interest rate swap and swaption agreements was $3.3 million after tax, which was recorded as a component of OCI, with actual ineffectiveness of $101,000 being recorded through earnings as a component of interest expense. During the year ended December 31, 2002, the net loss on our interest rate swap agreements was $18.8 million after tax, which was recorded as a component of OCI, with actual ineffectiveness of $26,000 being recorded through earnings as a component of interest expense. Future effective changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements are met.

      Although we have not elected SFAS 133 hedge accounting on our servicing assets or trading portfolio, economic hedges such as futures, interest rate floors, caps, and swaps are used for these assets to mitigate valuation declines that result from changes and volatility in the interest rate environment. Gains and losses on these derivative financial instruments are reported as a component of service fee income for mortgage servicing assets, and as a component of gain or (loss) on mortgage-backed securities, net, for our AAA-rated and agency interest-only and principal-only securities.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We had the following derivative financial instruments as of December 31, 2003:

	Notional		Expiration
	Amounts	Fair Value	Dates

	(Dollars in thousands)
Loans held for sale:
Rate lock commitments	$2,148,391	$24,994	2004
Forward agency and loan sales	1,934,194	(11,943)	2004
FNMA put options	115,000	79	2004
AAA-rated interest-only securities and mortgage servicing hedges:
Interest rate caps (LIBOR/ Swaps)	1,944,190	1,190	2004-2006
Interest rate flooridors (LIBOR/ Swaps)	5,188,000	28,853	2006-2008
Interest rate swaps (LIBOR)	845,000	(2,568)	2004-2013
Interest rate swaptions (LIBOR)	865,000	53,855	2004-2008

	8,842,190	81,330
Liability-repurchase agreements:
Interest rate swaps (LIBOR)	2,007,000	(19,385)	2005-2009
Interest rate swaptions (LIBOR)	2,950,000	39,778	2004-2006

	$17,996,775	$114,853

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

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the estimated fair values of the various classes of financial instruments we held as of December 31, 2003 and 2002. Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of certain assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include MSRs, foreclosed assets, fixed assets, goodwill and intangible assets.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial instruments consist of the following:

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Financial Assets:
Cash and cash equivalents	$115,485	$115,485	$196,720	$196,720
Securities classified as trading	223,632	223,632	765,883	765,883
Mortgage-backed securities available for sale	1,613,974	1,613,974	1,573,210	1,573,210
Loans held for sale	2,573,248	2,573,248	2,227,683	2,228,827
Mortgage loans held for investment	7,396,540	7,402,298	3,910,887	3,931,158
Investment in FHLB stock	313,284	313,284	155,443	155,443
Financial Liabilities:
Deposits	4,350,773	4,260,193	3,140,502	3,147,495
Advances from the FHLB	4,934,911	4,949,477	2,721,783	2,786,237
Other borrowings	2,622,094	2,634,252	2,608,534	2,628,870
Derivative Financial Instruments:
Commitments to purchase and originate loans	24,994	24,994	49,856	49,856
Commitments to sell loans and securities	(11,943)	(11,943)	(39,450)	(39,450)
Interest rate swaps	(21,953)	(21,953)	(26,563)	(26,563)
Interest rate swaptions	93,633	93,633	—	—
Interest rate caps, floors, flooridors and futures	30,043	30,043	61,893	61,893
Put options	79	79	48	48

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

      Investment in FHLB Stock. The carrying amount represents the fair value. FHLB stock does not have a readily determinable fair value, but can be sold back to the FHLB at its par value with stated notice.

      Deposits. The fair value of time deposits and transaction accounts is determined using a cash flow analysis. The discount rate for time deposits is derived from the rate currently offered on alternate funding sources with similar maturities. The discount rate for transaction accounts is derived from a forward LIBOR curve plus a spread. Core deposit intangibles are included in the valuation.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advances from FHLB. The fair value of advances from FHLB is valued using a cash flow analysis. The discount rate is derived from the rate currently offered on similar borrowings.

      Other Borrowings. Fair values are determined by estimating future cash flows and discounting them using interest rates currently available to us on similar borrowings.

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

      Interest Rate Swaps, Swaptions, Caps, Floors, Flooridors and Futures. Fair value for the caps, floors, flooridors, and put options is estimated based upon specific characteristics of the option being valued, such as the underlying index, strike rate, and time to expiration, along with quoted market levels of implied volatility for similar instruments. Interest rate futures are traded on the Chicago Board of Trade and market pricing is readily available and continuously quoted on systems such as Bloomberg. Fair value for swap and swaption agreements is estimated using discounted cash flow analyses based on expectations of rates over the life of the swap or swaption as implied by the forward swap curve.

NOTE 16 — OPERATING EXPENSES

      A summary of operating expenses is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Salaries and related	$228,931	$202,030	$168,961
Premises and equipment	35,899	30,946	23,994
Loan purchase costs	29,916	23,349	17,014
Professional services	20,706	22,997	16,481
Data processing	36,236	20,500	16,069
Office	22,925	18,151	15,371
Advertising and promotion	26,803	13,705	10,575
Operations and sale of foreclosed assets	4,572	1,216	2,341
Other	18,617	11,164	7,395

Total operating expenses	$424,605	$344,058	$278,201

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — INCOME TAXES

      The income tax provision for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current tax expense
Federal	$38,800	$65,121	$14,174
State	9,981	9,902	5,717

Total current tax expense	48,781	75,023	19,891

Deferred tax expense (benefit)
Federal	53,222	12,256	57,125
State	9,376	(512)	12,958

Net deferred tax expense	62,598	11,744	70,083

Total income tax expense	$111,379	$86,767	$89,974

      The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities is presented below:

	Year Ended December 31,

	2003	2002

	(In thousands)
Deferred tax assets
Allowance for loan losses	$19,111	$17,020
State taxes	11,341	5,472

Total deferred tax assets	30,452	22,492

Deferred tax liabilities
Mortgage securities and servicing rights	(161,113)	(92,634)
Other	(5,487)	(8,064)

Total deferred tax liabilities	(166,600)	(100,698)

Deferred tax liability, net	$(136,148)	$(78,206)

      The effective income tax rate differed from the federal statutory rate for 2003 and 2002 as follows:

	Year Ended
	December 31,

	2003	2002

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax effect	4.5%	2.6%
Other items, net	(0.1)%	0.1%

Effective income tax rate	39.4%	37.7%

      The reduction in the state income tax rate for 2002 was the result of state tax initiatives, including tax credits, which were realized in 2002 in connection with the Company’s expansion and hiring of employees in certain California enterprise zones, as well as the Company’s national expansion. The majority of these tax

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits are non-recurring and thus, prospectively, our state income tax rate is expected to be at a higher level, consistent with the 2003 rate.

NOTE 18 — EARNINGS PER SHARE

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation:

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
December 31, 2003
Basic earnings	$171,303	55,247	$3.10
Effect of options and restricted stock	—	1,679	(0.09)

Diluted earnings	$171,303	56,926	$3.01

December 31, 2002
Basic earnings	$143,393	58,028	$2.47
Effect of options and restricted stock	—	1,564	(0.06)

Diluted earnings	$143,393	59,592	$2.41

      Options to purchase 4.7 million shares of common stock at an average exercise price of $24.75 were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Additionally, 3,500,000 warrants issued in November of 2001, as part of the WIRES offering, each convertible into 1.5972 shares of our common stock at an effective exercise price of $31.31 per share, were outstanding, but were not included in the computation of diluted earnings per share because the effects were antidilutive. The WIRES are described in more detail in Note 11.

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

      The following table presents the ending balance in accumulated other comprehensive (loss) income for each component:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net (loss) gain on mortgage-backed securities available for sale
AAA-rated agency securities	$(191)	$(548)	$(46)
AAA-rated agency notes	(1,537)	—	—
AAA-rated non-agency securities	(4,393)	(770)	(3,876)
Other investment and non-investment grade securities	717	1,328	93
Residual securities	—	—	3,362

Net (loss) gain on mortgage-backed securities available for sale	(5,404)	10	(467)
Net unrealized (loss) gain on interest rate swaps used in cash flow hedges	(21,050)	(17,757)	1,037

Total	$(26,454)	$(17,747)	$570

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the changes to other comprehensive (loss) income and the related tax effect for each component:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net (loss) gain on mortgage-backed securities available for sale	$(8,949)	$6,287	$3,291
Related tax benefit (expense)	3,535	(2,798)	(1,155)
Mortgage securities transferred to trading	—	(5,156)	—
Related tax benefit	—	2,143	—
Transition adjustment on interest rate swaps used in cash flow hedges	—	—	(4,298)
Related tax benefit	—	—	1,805
Net (loss) gain on interest rate swaps used in cash flow hedges	(5,443)	(32,126)	6,039
Related tax expense	2,150	13,333	(2,509)

Change to accumulated other comprehensive (loss) income	$(8,707)	$(18,317)	$3,173

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Legal Matters

      On February 3, 2004, Washington Mutual Mortgage Securities Corporation filed a lawsuit against IndyMac in the Superior Court of the State of California. The lawsuit involves a contractual dispute about standard representations and warranties on single-family mortgage loans that were sold to PNC Mortgage Corporation during the period 1997 to 2000, prior to Washington Mutual’s acquisition of PNC Mortgage Corporation in 2001. Washington Mutual alleges damages of approximately $50 million, the bulk of which includes the principal balance of the loans in question, with the remainder of the amount consisting of interest and alleged losses. The loans in question represent less than 1% of the nearly $6 billion in loans that were sold to PNC between 1997 and 2000. IndyMac maintains a reserve for potential losses related to its standard representations and warranties on loans sold and discusses such reserve in its financial statements filed with the SEC. Management believes that the resolution of this dispute will not have a material impact on the financial condition of IndyMac.

      We are involved in other litigation arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on our results of operations or financial condition.

Commitments

      We enter into a number of commitments in the normal course of business. These commitments expose us to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those recorded on the consolidated balance sheets. The following types of non-derivative commitments were outstanding at year end:

	December 31,

	2003	2002

	(In thousands)
Investment portfolio commitments to:
Purchase loans pursuant to clean-up calls	$203,529	$219,185
Purchase servicing	—	4,119
Undisbursed loan commitments:
Builder construction	474,028	809,960
Consumer construction	897,554	603,667
HELOC	477,719	459,537
Letters of credit	16,507	9,048

      The Bank has notified the trustees of certain securitization trusts that we intend to exercise our clean-up call rights. A clean-up call right is an option we retain when we securitize our loans and retain the related servicing rights. This option allows us to purchase the remaining loans from the securitization trusts if the amount of outstanding loans falls to a specified level, generally 10% of the original securitized loan pool balance. At this level, the costs of servicing these loans exceeds the economic benefit of servicing the loans. At December 31, 2003, the loan purchase commitment under our clean-up call rights approximated $203.5 million. The Bank exercises its clean-up call rights based on management’s assessment of the economic benefits and costs associated with such transactions.

      Additionally, during 2002, the Company entered into agreements with two mortgage insurance companies to reimburse those companies for any losses incurred on certain portfolios of single-family mortgage loans. The total single-family mortgage loans covered by these agreements was $83.1 million and $114.7 million as of December 31, 2003 and December 31, 2002, respectively. The Company’s obligations under these agreements are accounted for in the secondary marketing reserve, which is included in other liabilities on the consolidated balance sheets. Total reimbursements of $11.1 million were paid in 2003 related to these agreements.

Leases

      We lease office facilities and equipment under lease agreements extending through 2010. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, are as follows for the years ended December 31:

Year	Total

(In thousands)
2004	$11,291
2005	10,721
2006	9,565
2007	8,396
2008	7,283
Thereafter	7,269

Total	$54,525

      Included in the above table is an average annual payment of $4.5 million, for a total of $28.3 million through March 2010, payable to Countrywide Financial Corp., Inc. (“CFC”) for our corporate headquarters

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Pasadena, California. At the time the lease was entered into, CFC was considered a related party to the Company.

      Rental expense, net of sublease income, for all operating leases was $17.0 million, $15.0 million, and $13.0 million, in 2003, 2002, and 2001, respectively.

NOTE 21 — RELATED PARTY LOANS

      At December 31, 2003, we had $1.3 million in notes receivable from our employees. There were no such loans outstanding with directors at that date. At December 31, 2002, we had $2.9 million in notes receivable from our directors and employees. These loans have varying interest rates and terms and were secured by IndyMac stock or real estate.

NOTE 22 — REGULATORY REQUIREMENTS

      Federal Reserve Board regulations require depository institutions to maintain certain deposit reserve balances. One of our subsidiaries, IndyMac Bank, is a depository institution required to maintain deposit reserves under the Federal Reserve Board regulations. At December 31, 2003, IndyMac Bank’s deposit reserve balance of $6.5 million, included with cash and cash equivalents on the consolidated balance sheets, met the required level.

      IndyMac Bank’s primary federal regulatory agency, the OTS, requires savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital and risk-based capital. To meet general minimum adequately capitalized requirements, a savings association must maintain a tangible capital ratio of 1.5%, a Tier 1 core capital ratio of 3% for the most highly rated associations and 4% for others, and a risk-based capital ratio of 8%. Most associations are expected to maintain capital levels in excess of the above-mentioned capital levels. The OTS regulations also specify minimum requirements to be considered a “well-capitalized institution.” A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater. Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital must be equal to at least 6% of risk-weighted assets. In order not to be deemed “critically undercapitalized” and therefore subject to immediate remedial action, a savings association must maintain a tangible equity to tangible assets ratio of 2%. As a result of the SGV Bancorp, Inc. acquisition in July 2000, the OTS required that the Bank hold Tier 1 (core) capital of at least 8% of adjusted assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of risk-weighted assets. This particular condition expired on July 1, 2003, and the Bank has committed to the OTS to maintain the “well-capitalized” minimums. IndyMac Bank is currently “well-capitalized.” However, the characterization of IndyMac Bank as “well-capitalized” by the OTS is for “prompt corrective action” purposes only and does not necessarily characterize IndyMac Bank’s financial condition.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. During the fourth quarter of 2003, the Company revised its approach to conform to this guidance and this revised approach was accepted by the OTS. Whereas in the past, subprime loans were determined based on increasing risk levels using secondary marketing and rating agency securitization models, the revised approach now generally classifies as subprime, all loans in a first lien position with a FICO score less than 620 and all loans in a second lien position with a FICO score less than 660. As of December 31, 2003, loans meeting this revised definition were supported by capital equal to two times that of similar prime assets. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. As of December 31, 2003, subprime loans held for sale totaled $364.3 million as calculated for regulatory reporting purposes.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at December 31, 2003. Because not all institutions have uniformly implemented the new subprime guidance, it is possible that IndyMac’s risk-based capital ratios will not be comparable to other institutions. The impact of the additional risk-weighting criteria had the effect of reducing IndyMac’s risk-based capital by 66 basis points as noted in the table that follows.

		Adjusted for
	As Reported	Additional	Well-
	Pre-Subprime	Subprime	Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	7.56%	7.56%	2.00%
Tier 1 core	7.56%	7.56%	5.00%
Tier 1 risk-based	12.35%	11.73%	6.00%
Total risk-based	12.95%	12.29%	10.00%

      The ratios above do not include $105.1 million of unencumbered cash at IndyMac Bancorp that is available for contribution to the Bank’s regulatory capital. Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.

      An application to the OTS for specific approval to pay a dividend, rather than the notice procedure described above, is required if: (a) the total of all capital distributions made during a calendar year (including the proposed distribution) exceeds the sum of the institution’s year-to-date net income and its retained income for the preceding two years; (b) the institution is not entitled under OTS regulations to “expedited treatment” (which is generally available to institutions the OTS regards as well run and adequately capitalized); (c) the institution would not be at least “adequately capitalized” following the proposed capital distribution; or, (d) the distribution would violate an applicable statute, regulation, agreement, or condition imposed on the institution by the OTS.

      In addition to OTS regulatory requirements we are subject to maintaining, the Bank is required to maintain compliance with various servicing covenants such as a minimum net worth requirement. Management believes the Bank was in compliance with all such covenants as of December 31, 2003 and 2002.

NOTE 23 — BENEFIT PLANS

Stock Incentive Plans

      We have two stock incentive plans, the 2002 Incentive Plan, as amended and restated, and the 2000 Stock Incentive Plan, as amended (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Options and awards are granted at the average market price of our common stock on the date of grant, vest over varying periods beginning at least one year from the date of grant, and expire ten years from the date of grant. Unearned compensation on stock awards is being amortized to compensation expense over the service period, not exceeding five years, and is recorded as a reduction in shareholders’ equity. In addition to the preceding activity pursuant to the Plans, 237,711 restricted stock awards were granted during 2003, primarily in lieu of commission cash bonuses, for a fair value of $4.9 million and a weighted average share price of $20.60. As of December 31, 2003, 280,574 nonvested restricted stock awards were outstanding and 23,518 restricted stock awards were forfeited during 2003. Compensation expense during 2003 related to these restricted stock awards totaled $2.3 million.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, options to purchase 4.7 million shares were exercisable. There were 1.0 million shares reserved for options and future award grants outstanding under the Plans as of December 31, 2003. Stock option transactions for the years ended December 31, 2003, 2002, and 2001, respectively, are summarized as follows:

	Number of Shares

	2003	2002	2001

Options outstanding, beginning of year	11,159,592	8,983,388	7,201,023
Options granted	1,235,888	3,631,214	3,432,847
Options exercised	(1,770,428)	(710,325)	(1,535,714)
Options forfeited	(848,656)	(744,685)	(114,768)

Options outstanding, end of year	9,776,396	11,159,592	8,983,388

Options exercisable, end of year	4,689,334	4,251,302	2,903,143

	Weighted Average Exercise Price

	2003	2002	2001

Options outstanding, beginning of year	$18.95	$16.92	$12.11
Options granted	19.97	23.85	24.50
Options exercised	14.22	12.68	11.28
Options forfeited	24.00	24.23	17.10
Options outstanding, end of year	19.50	18.95	16.92
Options exercisable, end of year	17.62	14.63	12.12

      The following summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at Period End	Life (Years)	Price	at Period End	Price

$ 8.87 – $11.83	2,362,954	5.3	$10.96	1,762,954	$10.88
$11.84 – $14.78	609,420	4.5	13.07	609,420	13.07
$14.79 – $17.74	104,767	6.5	16.93	104,767	16.93
$17.75 – $20.70	1,713,865	8.8	18.84	127,323	18.56
$20.71 – $23.65	269,438	8.9	22.39	76,031	21.93
$23.66 – $26.61	4,673,369	7.7	24.72	1,983,310	24.69
$26.62 – $29.67	42,583	7.7	27.47	25,529	27.55

$ 8.87 – $29.67	9,776,396	7.1	19.50	4,689,334	17.62

Pension Plan

      Through December 31, 2002, we provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees. Employees hired prior to January 1, 2003, with one or more years of service are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. Our policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the DBP Plan, and in no event to pay less than the

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount necessary to meet the minimum funding standards of Employee Retirement Income Security Act of 1974 (“ERISA”). Employees hired after December 31, 2002 are not eligible for the DBP Plan.

      The changes in the DBP Plan assets during 2003 and 2002 consisted of actual return on assets of $1.5 million and ($521,000), respectively, and employer contributions of $4.8 million and $2.3 million, respectively, for a net fair value of $12.7 million and $6.3 million at December 31, 2003 and 2002, respectively.

      Changes in the benefit obligation were as follows:

	Year Ended
	December 31,

	2003	2002

	(In thousands)
Benefit obligation, beginning of year	$12,167	$6,645
Service cost	3,729	2,862
Interest cost	886	465
Benefits paid including expense	(27)	(25)
Actuarial loss	4,760	2,220

Benefit obligation, end of year	$21,515	$12,167

      Reconciliations of funded status were as follows:

	Year Ended
	December 31,

	2003	2002

	(In thousands)
Funded status	$(8,807)	$(5,834)
Unamortized prior service cost	714	769
Unrecognized net actuarial loss	7,435	3,745

Accrued pension cost	$(658)	$(1,320)

      Net periodic expense for the DBP Plan was as follows:

	Year Ended
	December 31,

	2003	2002

	(In thousands)
Service cost	$3,729	$2,862
Interest cost	886	465
Expected return on assets	(658)	(364)
Recognized actuarial loss	189	—
Amortization of prior service cost	56	56

Net periodic expense	$4,202	$3,019

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Weighted average assumptions used in accounting for the DBP Plan were as follows:

	Year Ended
	December 31,

	2003	2002

Assumed discount rate	6.75%	7.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	8.00%

      The allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

	Year Ended
	December 31,

	2003	2002

Money market	—	1%
Bond and mortgage	35%	40%
Large cap stock index	65%	59%

Total	100%	100%

      The investment goals and the allocation of the plan assets are determined jointly by the Employee Benefits Fiduciary Committee and Principal Life Insurance Company, recordkeeper and custodian of the DBP plan.

Defined Contribution Plan

      We also offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. Employees with 90 days or more of service may contribute up to 16% of annual compensation to a maximum of $12,000 of pre-tax annual compensation in 2003. We may determine, at our discretion, the amount of employer matching contributions to be made. We contributed a total of $3.7 million, $2.7 million, and $1.8 million during the years ended December 31, 2003, 2002 and 2001, respectively. During each of the years, we matched 75% of the first 3% of the annual compensation contributed by the employee and 25% of the second 3% of the annual compensation contributed by the employee to the 401(k) plan. The employer matching contribution was made with IndyMac common stock in 2001, but, beginning January 1, 2002, the employer matching contribution was made in cash.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 25 — QUARTERLY FINANCIAL DATA — UNAUDITED

      Selected quarterly financial data follows for the years ended December 31, 2003 and 2002:

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share data)
2003
Interest income	$128,196	$132,477	$147,339	$167,829
Interest expense	65,172	64,962	64,886	69,884
Net interest income	63,024	67,515	82,453	97,945
Provision for loan losses	3,100	6,900	6,200	3,500
Gain on sale of loans and securities, net	76,873	92,888	112,851	73,846
Net earnings	36,917	41,369	49,704	43,313
Earnings per share(1):
Basic	$0.67	$0.75	$0.90	$0.78
Diluted	0.66	0.73	0.87	0.75
2002
Interest income	$123,682	$113,560	$118,174	$121,688
Interest expense	69,928	64,357	67,799	65,732
Net interest income	53,754	49,203	50,375	55,956
Provision for loan losses	4,186	3,568	2,700	5,700
Gain on sale of loans and securities, net	70,478	73,981	84,953	75,827
Net earnings	36,019	34,574	37,204	35,596
Earnings per share(1):
Basic	$0.60	$0.58	$0.65	$0.65
Diluted	0.58	0.56	0.64	0.63

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

NOTE 26 — SUBSEQUENT EVENT — UNAUDITED

      On January 29th, 2004, IndyMac’s Board of Directors declared a cash dividend of $0.25 per share for the first quarter of 2004, up 25% relative to the fourth quarter of 2003 and up 150% over the dividend in the year ago period when the Company reinitiated dividend payments. The cash dividend is payable March 11, 2004 to shareholders of record on February 12, 2004.

Directors

IndyMac Bancorp & IndyMac Bank

Michael W. Perry

Chairman of the Board and Chief Executive Officer

James R. Ukropina, Esq.1, 3, 4, 6, 7

Presiding Director
Chief Executive Officer
Directions, LLC

Louis E. Caldera3, 6

President, University of New Mexico

Lyle E. Gramley2, 6

Senior Economic Adviser
Schwab Washington Research Group
Washington, D.C.

Hugh M. Grant1, 4, 6, 7

Retired Vice Chairman
Ernst & Young, LLP

Patrick C. Haden4, 6

General Partner
Riordan, Lewis & Haden
Equity Investments

Terrance G. Hodel2, 5, 6

Independent Director

Robert L. Hunt II1, 2, 3, 6, 7

Independent Director

IndyMac Bank

Lydia H. Kennard5, 6

Independent Director

U.S. Senator John Seymour (ret.)2, 5, 6

Chief Executive Officer
Southern California Housing Development Corporation

Directors Emeritus

Thomas J. Kearns

Frederick J. Napolitano

Board Committees & Designations

1	Audit Committee
2	Asset and Liability Committee
3	Management Development and Compensation Committee
4	Corporate Nominating and Governance Committee
5	Community Lending, Compliance, Process and Technology Committee
6	Independent Director
7	Audit Committee Financial Expert

Executive Committee

Michael W. Perry

Chairman and Chief Executive Officer

Scott Keys

Executive Vice President
Chief Financial Officer

S. Blair Abernathy

Executive Vice President
Secondary Marketing

Ashwin Adarkar

Executive Vice President
Corporate Strategy and Marketing

Raymond D. Matsumoto

Executive Vice President
Enterprise Process and Technology

Roger H. Molvar

Chief Executive Officer
IndyMac Consumer Bank

Grosvenor G. Nichols

Executive Vice President
Chief Administrative Officer

R. Patterson Jackson

Chief Executive Officer
Home Equity Division

John D. Olinski

Executive Vice President
Chief Investment Officer

Thomas H. Potts

Executive Vice President
Corporate Finance

Richard H. Wohl

Chief Executive Officer
IndyMac Mortgage Bank

Executive Vice Presidents

James Banks

Jill I. Barnes
Drew Buccino
Gary D. Clark
Kevin D. Cochrane
Sherry M. DuPont
Anthony L. Ebers
James A. Fraser
Gulshan K. Garg
Edward L. Goddin
Carmella L. Grahn
Charles T. Holroyd
Kenneth R. Horner
Patrick A. Hymel
Stephanie S. Irey
James R. Jerwers
J. Mark Kempton
Richard C. Lieber
Pamela K. Marsh
Michelle Minier
Mark C. Nelson
James D. Nichols, Jr.
Joel M. Packer
Dennis A. Shirley
Frank M. Sillman
Scott VanDellen
Jules Vogel
Charles A. Williams

Senior Vice Presidents

Brent Anderson

David M. Balsam
William B. Barber

Wendy Cariello
Brian N. Carter
Mohan Chhabra
Christina Ching
Marianne Churney
Joanne Droge
Bruce Duclos
Kathy L. Edwards
Terrin U. Enssle
Brent H. Frost
Melissa K. Gerard
Molly Jo Graham
Samir Grover
Steven A. Haegelin
Lawrence V. Holguin
Leonard Israel II
Kurt G. Johnson
Richard S. Koon II
John Krantz
Jeffrey W. Lankey
John Lawrence
Don E. Linde
Karen M. Mastro
Susan E. McGovney
Thomas E. McKnight
Ellen F. Mochizuki
Virginia Morse
Mark A. Mozilo
Francisco Nebot
Sharad Nishith
Barbara Perez
Timothy D. Ray
John J. Reed
Michael Rich
Maria A. Roa
Andrew J. Sciandra
Kenneth Shellem
Richard L. Sommer
Robert Suarez
Walter Tharp
Thomas Wagner
Raedelle A. Walker
Marie-Therese Wynne