Form 10-Q
period 2004-03-31
INDYMAC BANCORP INC
filed 2004-04-28
CIK 773468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

      Common stock outstanding as of April 23, 2004: 57,844,832 shares

FORM 10-Q QUARTERLY REPORT

For the Period Ended March 31, 2004

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our projected financial condition and results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties that could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2003.

      References to “IndyMac Bancorp” or “the Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three months ended March 31, 2004.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER

      Highlights for the quarter ended March 31, 2004, were as follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$92	$60	$94
Gain on sale of loans	$84	$84	$80
Other income	$9	$13	$4
Net revenues	$185	$157	$178
Operating expenses	$115	$96	$107
Net earnings	$42	$37	$43
Per Share Data
Basic earnings per share	$0.74	$0.67	$0.78
Diluted earnings per share	$0.70	$0.66	$0.75
Dividends paid per share	$0.25	$0.10	$0.20
Book value per share at end of quarter	$18.26	$15.99	$17.93
Closing price per share	$36.29	$19.45	$29.79
Average common shares (in thousands)
Basic	56,997	54,827	55,878
Diluted	59,791	55,979	58,024

	Three Months Ended

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in millions, except per share data)
Performance Ratios
Return on average equity (annualized)	16.16%	17.20%	17.20%
Return on average assets (annualized)	1.16%	1.49%	1.24%
Dividend payout ratio(1)	35.71%	14.93%	26.67%
Net interest income to pretax income	135.53%	103.29%	137.70%
Average cost of funds	2.32%	3.20%	2.36%
Net interest margin	2.82%	2.80%	3.08%
Efficiency ratio(2)	62%	60%	59%
Capital to net revenue ratio(3)	1.40%	1.36%	1.37%
Capital adjusted efficiency ratio(4)	87%	81%	81%
Operating expenses to loan production	1.61%	1.45%	1.63%
Balance Sheet and Asset Quality Ratios
Debt to equity ratio(5)	12.7:1	9.7:1	12.0:1
Core capital ratio(6)	7.50%	9.14%	7.56%
Risk-based capital ratio(6)	13.25%	14.83%	12.95%
Non-performing assets to total assets	0.75%	1.03%	0.76%
Allowance for loan losses to total loans held for investment	0.78%	1.20%	0.71%
Allowance for loan losses and other reserves to non-performing loans	80%	83%	87%
Allowance for loan losses to annualized net charge-offs	645%	347%	395%
Provision for loan losses to net charge-offs	74.3%	85.8%	104.9%
Provision to net charge-offs (core loan portfolio)(7)	40.0%	115.9%	150.8%
Other Selected Items
Loans serviced(8)	$38,930	$30,944	$36,858
Loan production(9)	$7,146	$6,585	$6,577
Pipeline of mortgage loans in process	$5,949	$6,044	$4,116
Loans sold	$4,907	$5,524	$4,641
Net margin on sale of loans	1.71%	1.52%	1.72%

(1)	Dividends declared per common share as a percentage of diluted earnings per share.

(2)	Defined as operating expenses divided by net interest income and other income.

(3)	Average equity divided by net interest income and other income.

(4)	Efficiency ratio multiplied by the capital to net revenue ratio.

(5)	Debt includes deposits.

(6)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk based capital ratio is based on the regulatory standard risk weighting. With IndyMac’s additional subprime risk weightings, the ratios are 12.61%, 13.76% and 12.29% for the quarters ended March 31, 2004, March 31, 2003 and December 31, 2003, respectively.

(7)	Represents the total loan portfolio excluding amounts of loans from discontinued product lines.

(8)	Represents entire servicing portfolio including IndyMac owned loans and loans subserviced for others on an interim basis.

(9)	Includes newly originated commitments on construction loans.

OVERALL RESULTS

      We believe IndyMac’s performance in the first quarter of 2004 was strong and marked a good start for us in this mortgage industry transition year. Our mortgage production increased 10% this quarter relative to the fourth quarter of 2003, outperforming the overall mortgage industry, which reflected a 7% decline in overall mortgage loans produced according to the Mortgage Bankers Association. Additionally, we continue to execute successfully our strategies to optimize our balance sheet and thrift infrastructure with growth of 6.0% and 5.6%, respectively, in our earning assets and mortgage loan servicing portfolio compared with the fourth quarter of 2003. Throughout all of this, we continued to focus on solid enterprise risk management and the mitigation of interest rate risk in a period of highly volatile interest rates.

      Comparing first quarter 2004 to first quarter 2003, net revenues increased 18%, primarily driven by a 49% increase in net interest income, and operating expenses increased 20%, resulting in net earnings of $41.9 million, up 14% over the prior year.

OUR BUSINESS

      IndyMac is structured to achieve synergies among its operations and enhance customer service. Operating through its four main segments, IndyMac Mortgage Bank, IndyMac Consumer Bank, Home Equity Division and the Investment Portfolio Group, the common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers. IndyMac Mortgage Bank is focused on providing consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers The Home Equity Division was previously included in the Consumer Bank Segment and has been designated as a separate operating segment this quarter as this unit is now evaluated directly by our CEO in deciding resource allocations and assessing performance. The Home Equity Division is a product focused division that supports the production of home equity lines of credit (HELOCs) and other home equity products through all of IndyMac’s relationship and consumer direct production channels. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential (“SFR”) mortgages, mortgage-backed securities (“MBS”) and mortgage servicing rights (“MSRs”), the Investment Portfolio Group generates core spread and fee income and provides critical support to IndyMac’s mortgage lending operations.

      While our segments are structured to achieve synergies with our varying customer base and marketing strategies, our operating activities primarily consist of three broad categories: mortgage banking activities, investing activities and HELOC activities. All of these activities are performed to varying degrees by each of our main segments as shown in the tables that follow. Mortgage banking activities are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking activities include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investing and HELOC activities tend to provide a source of revenues which is generally counter-cyclical to mortgage banking revenues, comprised primarily of net interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of mortgage loans and mortgage servicing and investments in HELOC-related assets to achieve greater balance between its mortgage banking activities and its core investing activities. We believe that our investing activities will increasingly act to stabilize IndyMac’s core income. In addition to its revenue contribution, the Investment Portfolio Group performs the mortgage servicing function, which includes payment processing, customer service, default management and reporting to investors in our securitizations. The mortgage servicing function creates added opportunities to retain customers when the interest rate environment makes it attractive for them to refinance, and cross-market customers with other Company products. Default management, which includes the processes of collections, loss mitigation, foreclosures, bankruptcies, and foreclosed assets management, enables IndyMac to proactively manage credit risk for the Company and its investors in its securities.

      The following tables summarize the Company’s financial results for the three months ended March 31, 2004, illustrating the revenues earned in its mortgage banking activities, investing and HELOC activities by each of its divisions. The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest income and expense to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the segment’s assets. The Retail Bank division within the Consumer Banking Group receives a funding credit for deposits using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit. Corporate overhead costs related to managing the Company as a whole are not allocated to the operating segments.

      The following table summarizes the segment financial highlights for the three months ended March 31, 2004:

				Investment
	Mortgage	Consumer	Home Equity	Portfolio		Total
	Bank	Bank	Division	Group	Other	Company

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$29,632	$4,488	$—	$7,680	$—	$41,800
Gain (loss) on sale of loans	57,773	20,347	—	13,810	(8,262)	83,668
Other income (expense)	8,646	3,326	—	(2)	137	12,107

Net revenues (expense)	96,051	28,161	—	21,488	(8,125)	137,575
Operating expenses	42,217	19,850	—	687	—	62,754

Pretax income (loss)	53,834	8,311	—	20,801	(8,125)	74,821

Investing Activities
Net interest income	17,127	—	—	34,713	1,958	53,798
Provision for loan losses	(200)	—	—	(1,197)	(3)	(1,400)
Service fee (expense) income	—	—	—	(5,562)	2,223	(3,339)
(Loss) gain on sale of securities	—	—	—	(5,793)	806	(4,987)
Other income	1,341	—	—	1,239	708	3,288

Net revenues	18,268	—	—	23,400	5,692	47,360
Operating expenses	9,995	—	—	11,478	—	21,473

Pretax income	8,273	—	—	11,922	5,692	25,887

HELOC Activities
Net interest income	2,946	1,288	746	—	—	4,980
Provision for loan losses	(72)	(24)	(4)	—	—	(100)
Service fee income	—	—	195	—	—	195
Other income	319	246	151	—	—	716

Net revenues	3,193	1,510	1,088	—	—	5,791
Operating expenses	422	277	911	—	—	1,610

Pretax income	2,771	1,233	177	—	—	4,181

Financing and Other Activities
Net interest income (loss)	—	4,705	—	—	(11,350)	(6,645)
Other income	—	494	—	—	117	611

Net revenues (expense)	—	5,199	—	—	(11,233)	(6,034)
Operating expenses	—	5,035	—	—	24,514	29,549

Pretax income (loss)	—	164	—	—	(35,747)	(35,583)

Total pretax income (loss)	64,878	9,708	177	32,723	(38,180)	69,306

Net income (loss)	$39,251	$5,873	$107	$19,798	$(23,099)	$41,930

Ratios
Percentage of assets	33.61%	4.88%	0.78%	55.99%	4.74%	100%
Percentage of total revenue (expense)	63.63%	18.88%	0.59%	24.30%	(7.40)%	100%
Percentage of pretax income (loss)	93.61%	14.01%	0.26%	47.22%	(55.10)%	100%
Balance Sheet Data
Average interest-earning assets(1)	$4,800,908	$666,902	$104,253	$7,489,153	$325,677	$13,386,893
Average total assets	$4,889,239	$709,612	$113,104	$8,145,785	$690,632	$14,548,372
Allocated capital	$324,541	$50,406	$10,040	$478,766	$179,569	$1,043,322
Capital allocated to mortgage banking activities	$156,107	$27,147	$—	$18,877	$—	$202,131
Capital allocated to investing activities	$134,090	$—	$—	$459,889	$—	$593,979
Capital allocated to HELOC activities	$34,344	$22,019	$10,040	$—	$—	$66,403
Capital allocated to financing and other activities	$—	$1,240	$—	$—	$179,569	$180,809
Allocated capital/total average assets	6.64%	7.10%	8.88%	5.88%	26.00%	7.17%
Loans Produced	$5,862,720	$967,021	$34,716	$281,642	$—	$7,146,099
Purchase mortgages	46%	10%	N/A	0%	N/A	39%
Cash out refinance mortgages	35%	57%	N/A	0%	N/A	37%
Rate and term refinance mortgages	19%	33%	N/A	100%	N/A	24%
Performance Ratios
Return on equity (ROE)	49%	47%	4%	17%	N/A	16%
ROE — mortgage banking activities	84%	74%	—	268%	N/A	90%
ROE — investing activities	15%	—	—	6%	N/A	11%
ROE — HELOC activities	20%	14%	4%	—	N/A	15%
ROE — financing and other activities	—	32%	—	—	N/A	(48)%
Return on assets (ROA)	3.23%	3.33%	0.38%	0.98%	N/A	1.16%
Net interest margin	4.16%	6.32%	2.88%	2.28%	N/A	2.82%
Efficiency ratio	45%	72%	83%	26%	N/A	62%
Capital adjusted efficiency ratio	31%	26%	192%	69%	N/A	87%
Average FTE	1,947	857	15	481	621	3,921

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

      The following table provides additional detail on the segment results for IndyMac Mortgage Bank for the three months ended March 31, 2004:

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$24,332	$546	$3,880	$874	$29,632
Gain on sale of loans	50,573	1,664	3,866	1,670	57,773
Other income	6,393	253	1,761	239	8,646

Net revenues	81,298	2,463	9,507	2,783	96,051
Operating expenses	35,737	3,585	779	2,116	42,217

Pretax income (loss)	45,561	(1,122)	8,728	667	53,834

Investing Activities
Net interest income	—	—	10,297	6,830	17,127
Provision for loan losses	—	—	(100)	(100)	(200)
Service fee income	—	—	—	—	—
Loss on sale of securities	—	—	—	—	—
Other income	—	—	1,241	100	1,341

Net revenues	—	—	11,438	6,830	18,268
Operating expenses	—	—	7,968	2,027	9,995

Pretax income	—	—	3,470	4,803	8,273

HELOC Activities
Net interest income	2,707	126	39	74	2,946
Provision for loan losses	(67)	(3)	(1)	(1)	(72)
Service fee income	—	—	—	—	—
Other income	284	21	9	5	319

Net revenues	2,924	144	47	78	3,193
Operating expenses	378	30	6	8	422

Pretax income	2,546	114	41	70	2,771

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income (loss)	48,107	(1,008)	12,239	5,540	64,878

Net income (loss)	$29,105	$(610)	$7,405	$3,351	$39,251

Ratios
Percentage of assets	17.80%	0.54%	10.49%	4.78%	33.61%
Percentage of total revenue	45.60%	1.41%	11.37%	5.25%	63.63%
Percentage of pretax income (loss)	69.41%	(1.45)%	17.66%	7.99%	93.61%
Balance Sheet Data
Average interest-earning assets	$2,514,066	$76,873	$1,519,899	$690,070	$4,800,908
Average total assets	$2,590,331	$78,492	$1,525,436	$694,980	$4,889,239
Allocated capital	$169,220	$5,157	$80,078	$70,086	$324,541
Capital allocated to mortgage banking activities	$137,902	$3,277	$10,009	$4,919	$156,107
Capital allocated to investing activities	$—	$—	$69,654	$64,436	$134,090
Capital allocated to HELOC activities	$31,318	$1,880	$415	$731	$34,344
Capital allocated to financing and other activities	$—	$—	$—	$—	$—
Allocated capital/total average assets	6.53%	6.57%	5.25%	10.08%	6.64%
Loans Produced	$4,472,381	$109,027	$872,339	$408,973	$5,862,720
Purchase mortgages	34%	51%	99%	84%	46%
Cash out refinance mortgages	43%	34%	0%	11%	35%
Rate and term refinance mortgages	23%	15%	1%	5%	19%
Performance Ratios
Return on equity (ROE)	69%	(48)%	37%	19%	49%
ROE — mortgage banking activities	80%	(83)%	212%	33%	84%
ROE — investing activities	—	—	12%	18%	15%
ROE — HELOC activities	20%	15%	24%	23%	20%
ROE — financing and other activities	—	—	—	—	—
Return on assets (ROA)	4.52%	(3.13)%	1.95%	1.94%	3.23%
Net interest margin	4.33%	3.52%	3.76%	4.53%	4.16%
Efficiency ratio	43%	139%	41%	42%	45%
Capital adjusted efficiency ratio	22%	68%	39%	76%	31%
Average FTE	1,378	134	278	157	1,947

IndyMac Mortgage Bank Divisions

B2B	Business-to-Business division, its major lending channels are via relationships with mortgage professionals: mortgage brokers, mortgage bankers and financial institutions
B2R	Business-to-Realtor division, provides mortgage loan services through relationships with Realtors
HCL	Home Construction Lending division, provides construction-to-permanent mortgages and lot loans to individuals who are in the process of building their own homes, through IndyMac’s B2B relationships and directly with consumers
HBD	Homebuilder division, provides financing to subdivision developers and generates mortgage loans through its relationships with these entities

      The following table provides additional details on the segment results for IndyMac Consumer Bank and Home Equity Division for the three months ended March 31, 2004:

	Consumer Direct Businesses —
	IndyMac Consumer Bank
				Home Equity
	B2C	Retail Bank	Total	Division

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$4,171	$317	$4,488	$—
Gain on sale of loans	18,706	1,641	20,347	—
Other income	3,132	194	3,326	—

Net revenues	26,009	2,152	28,161	—
Operating expenses	18,362	1,488	19,850	—

Pretax income	7,647	664	8,311	—

Investing Activities
Net interest income	—	—	—	—
Provision for loan losses	—	—	—	—
Service fee income	—	—	—	—
Loss on sale of securities	—	—	—	—
Other income	—	—	—	—

Net revenues	—	—	—	—
Operating expenses	—	—	—	—

Pretax income	—	—	—	—

HELOC Activities
Net interest income	1,158	130	1,288	746
Provision for loan losses	(21)	(3)	(24)	(4)
Service fee income	—	—	—	195
Other income	226	20	246	151

Net revenues	1,363	147	1,510	1,088
Operating expenses	248	29	277	911

Pretax income	1,115	118	1,233	177

Financing and Other Activities
Net interest income	—	4,705	4,705	—
Other income	—	494	494	—

Net revenues	—	5,199	5,199	—
Operating expenses	—	5,035	5,035	—

Pretax income	—	164	164	—

Total pretax income	8,762	946	9,708	177

Net income	$5,301	$572	$5,873	$107

Ratios
Percentage of assets	4.31%	0.57%	4.88%	0.78%
Percentage of total revenue	14.82%	4.06%	18.88%	0.59%
Percentage of pretax income	12.64%	1.36%	14.01%	0.26%
Balance Sheet Data
Average interest-earning assets	$605,488	$61,414	$666,902	$104,253
Average total assets	$626,627	$82,985	$709,612	$113,104
Allocated capital	$45,212	$5,194	$50,406	$10,040
Capital allocated to mortgage banking activities	$25,478	$1,669	$27,147	$—
Capital allocated to investing activities	$—	$—	$—	$—
Capital allocated to HELOC activities	$19,735	$2,284	$22,019	$10,040
Capital allocated to financing and other activities	$—	$1,240	$1,240	$—
Allocated capital/total average assets	7.22%	6.26%	7.10%	8.88%
Loans Produced(1)	$878,494	$88,527	$967,021	$34,716
Purchase mortgages	8%	26%	10%	N/A
Cash out refinance mortgages	58%	51%	57%	N/A
Rate and term refinance mortgages	34%	23%	33%	N/A
Performance Ratios
Return on equity (ROE)	47%	44%	47%	4%
ROE — mortgage banking activities	73%	97%	74%	—
ROE — investing activities	—	—	—	—
ROE — HELOC activities	14%	13%	14%	4%
ROE — financing and other activities	—	32%	32%	—
Return on assets (ROA)	3.40%	N/A	3.33%	0.38%
Net interest margin	3.54%	N/A	6.32%	2.88%
Efficiency ratio	68%	87%	72%	83%
Capital adjusted efficiency ratio	28%	15%	26%	192%
Average FTE	599	258	857	15

IndyMac Consumer Bank Divisions

B2C	Business-to-Consumer division, offers SFR mortgage loans directly to consumers via the Internet and centralized call center
Retail Bank	Retail Bank division, offers direct lending and deposit products to our depositors through our retail branch network, on-line contact center, and institutional money desk

      The following table provides additional details on the segment results for the Investment Portfolio Group for the three months ended March 31, 2004:

	Investment Portfolio Group

	Mortgage
	Servicing-Related	SFR Mortgage		Discontinued
	Assets(1)	Loans(2)	MBS(3)	Products(4)	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$7,680	$—	$—	$—	$7,680
Gain on sale of loans	13,514	296	—	—	13,810
Other (loss) income	(2)	—	—	—	(2)

Net revenues	21,192	296	—	—	21,488
Operating expenses	687	—	—	—	687

Pretax income	20,505	296	—	—	20,801

Investing Activities
Net interest income	7,234	18,334	8,044	1,101	34,713
Provision for loan losses	—	(97)	—	(1,100)	(1,197)
Service fee expense	(5,562)	—	—	—	(5,562)
(Loss) gain on sale of securities	(6,693)	—	900	—	(5,793)
Other income	484	755	—	—	1,239

Net (expense) revenues	(4,537)	18,992	8,944	1	23,400
Operating expenses	9,203	918	305	1,052	11,478

Pretax (loss) income	(13,740)	18,074	8,639	(1,051)	11,922

HELOC Activities
Net interest income	—	—	—	—	—
Provision for loan losses	—	—	—	—	—
Service fee income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income (loss)	6,765	18,370	8,639	(1,051)	32,723

Net income (loss)	$4,093	$11,114	$5,227	$(636)	$19,798

Ratios
Percentage of assets	11.13%	33.34%	11.11%	0.42%	55.99%
Percentage of total revenue	9.02%	10.44%	4.84%	0.00%	24.30%
Percentage of pretax income (loss)	9.76%	26.51%	12.47%	(1.52)%	47.22%
Balance Sheet Data
Average interest-earning assets	$991,723	$4,839,307	$1,590,575	$67,548	$7,489,153
Average total assets	$1,618,683	$4,850,752	$1,615,815	$60,535	$8,145,785
Allocated capital	$200,874	$234,973	$37,009	$5,910	$478,766
Capital allocated to mortgage banking activities	$18,877	$—	$—	$—	$18,877
Capital allocated to investing activities	$181,997	$234,973	$37,009	$5,910	$459,889
Capital allocated to HELOC activities	$—	$—	$—	$—	$—
Capital allocated to financing and other activities	$—	$—	$—	$—	$—
Allocated capital/ total average assets	12.41%	4.84%	2.29%	9.76%	5.88%
Loans Produced	$281,642	$—	$—	$—	$281,642
Performance Ratios
Return on equity (ROE)	8%	19%	57%	(43)%	17%
ROE — mortgage banking activities	264%	—	—	—	268%
ROE — investing activities	(18)%	19%	57%	(43)%	6%
ROE — HELOC activities	—	—	—	—	—
ROE — financing and other activities	—	—	—	—	—
Return on assets (ROA)	1.02%	0.92%	1.30%	(4.23)%	0.98%
Net interest margin	6.05%	1.52%	2.03%	6.56%	2.28%
Efficiency ratio	59%	5%	3%	96%	26%
Capital adjusted efficiency ratio	179%	14%	4%	128%	69%
Average FTE	437	11	4	29	481

(1)	Mortgage servicing-related assets include the following: (i) MSRs, interest-only strips and residual securities, (ii) securities held as hedges of such assets, including principal-only securities, agency debentures and U.S. treasury bonds, (iii) loans acquired through clean-up calls or through the Investment Portfolio Group’s customer retention programs, and (iv) investment and non-investment grade securities.

(2)	Assets include all single-family residential loans held for investment other than discontinued products.

(3)	Assets include AAA-rated agency and private label MBS.

(4)	Discontinued products are home improvement and manufactured housing loans.

      The following table provides additional details on the segment results for all others for the three months ended March 31, 2004:

	Treasury		Corporate		Total
	Group(1)	Subtotal	Overhead	Eliminations	Company

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$—	$41,800	$—	$—	$41,800
Gain (loss) on sale of loans	—	91,930	—	(8,262)	83,668
Other income	—	11,970	—	137	12,107

Net revenues (expense)	—	145,700	—	(8,125)	137,575
Operating expenses	—	62,754	—	—	62,754

Pretax income (loss)	—	82,946	—	(8,125)	74,821

Investing Activities
Net interest income	—	51,840	—	1,958	53,798
Provision for loan losses	—	(1,397)	—	(3)	(1,400)
Service fee (expense) income	—	(5,562)	—	2,223	(3,339)
(Loss) gain on sale of securities	—	(5,793)	—	806	(4,987)
Other income	—	2,580	708	—	3,288

Net revenues	—	41,668	708	4,984	47,360
Operating expenses	—	21,473	—	—	21,473

Pretax income	—	20,195	708	4,984	25,887

HELOC Activities
Net interest income	—	4,980	—	—	4,980
Provision for loan losses	—	(100)	—	—	(100)
Service fee income	—	195	—	—	195
Other income	—	716	—	—	716

Net revenues	—	5,791	—	—	5,791
Operating expenses	—	1,610	—	—	1,610

Pretax income	—	4,181	—	—	4,181

Financing and Other Activities
Net interest loss	(10,682)	(5,977)	(668)	—	(6,645)
Other income	114	608	—	3	611

Net (expense) revenues	(10,568)	(5,369)	(668)	3	(6,034)
Operating expenses	873	5,908	23,641	—	29,549

Pretax (loss) income	(11,441)	(11,277)	(24,309)	3	(35,583)

Total pretax (loss) income	(11,441)	96,045	(23,601)	(3,138)	69,306

Net (loss) income	$(6,922)	$58,107	$(14,279)	$(1,898)	$41,930

Ratios
Percentage of assets	3.55%	98.81%	1.19%	0.00%	100%
Percentage of total (expense) revenue	(5.72)%	101.68%	0.02%	(1.70)%	100%
Percentage of pretax (loss) income	(16.51)%	138.59%	(34.06)%	(4.53)%	100%
Balance Sheet Data
Average interest-earning assets	$317,084	$13,378,300	$8,593	$—	$13,386,893
Average total assets	$516,485	$14,374,225	$174,147	$—	$14,548,372
Allocated capital	$27,378	$891,131	$152,191	$—	$1,043,322
Capital allocated to mortgage banking activities	$—	$202,131	$—	$—	$202,131
Capital allocated to investing activities	$—	$593,979	$—	$—	$593,979
Capital allocated to HELOC activities	$—	$66,403	$—	$—	$66,403
Capital allocated to financing and other activities	$27,378	$28,618	$152,191	$—	$180,809
Allocated capital/ total average assets	5.30%	6.20%	87.39%	—	7.17%
Loans Produced	$—	$7,146,099	$—	$—	$7,146,099
Purchase mortgages	N/A	N/A	N/A	N/A	39%
Cash out refinance mortgages	N/A	N/A	N/A	N/A	37%
Rate and term refinance mortgages	N/A	N/A	N/A	N/A	24%
Performance Ratios
Return on equity (ROE)	N/A	26%	N/A	N/A	16%
ROE — mortgage banking	N/A	100%	N/A	N/A	90%
ROE — investing activities	N/A	8%	N/A	N/A	11%
ROE — HELOC activities	N/A	15%	N/A	N/A	15%
ROE — financing and other activities	N/A	(96)%	N/A	N/A	(48)%
Return on assets (ROA)	N/A	1.63%	N/A	N/A	1.16%
Net interest margin	N/A	2.79%	N/A	N/A	2.82%
Efficiency ratio	N/A	48%	N/A	N/A	62%
Capital adjusted efficiency ratio	N/A	57%	N/A	N/A	87%
Average FTE	25	3,325	596	N/A	3,921

(1)	During the three months ended March 31, 2004, the Treasury Group reported net interest expense of $10.7 million. This amount includes interest expenses related to the trust preferred debentures issued by the Company in 2003 and 2001, which is not allocated to the business units. The Treasury Group also credits the Retail Bank and Investment Portfolio Group amounts in addition to their normal FTP credit to reward their raising of core deposits. Additionally, the net expense in Treasury reflects the cost of maintaining adequate corporate liquidity, as well as certain fixed rate deposits with longer maturities raised in prior years, the higher cost of which is not allocated to the business units.

     The following table compares the quarterly detail segment results of operations by period:

	Relationship Businesses — IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q1 04 — Pretax income (loss)	$45,561	$(1,122)	$8,728	$667	$53,834
Q4 03 — Pretax income (loss)	44,648	(159)	13,161	1,087	58,737
Annualized Percent Change	8%	(2,423)%	(135)%	(155)%	(33)%
Q1 03 — Pretax income (loss)	55,221	(197)	8,363	882	64,269
Percent Change	(17)%	(470)%	4%	(24)%	(16)%
Investing Activities
Q1 04 — Pretax income	—	—	3,470	4,803	8,273
Q4 03— Pretax income	—	—	3,467	5,076	8,543
Annualized Percent Change	NM	NM	0%	(22)%	(13)%
Q1 03 — Pretax income	—	—	3,820	5,491	9,311
Percent Change	NM	NM	(9)%	(13)%	(11)%
HELOC Activities
Q1 04 — Pretax income	2,546	114	41	70	2,771
Q4 03 — Pretax income	1,634	55	34	41	1,764
Annualized Percent Change	223%	429%	82%	283%	228%
Q1 03 — Pretax income	928	79	52	7	1,066
Percent Change	174%	44%	(21)%	900%	160%
Financing and Other Activities
Q1 04 — Pretax income	—	—	—	—	—
Q4 03 — Pretax income	—	—	—	—	—
Q1 03 — Pretax income	—	—	—	—	—
Net Income
Q1 04 — Net income (loss)	29,105	(610)	7,405	3,351	39,251
Q4 03 — Net income (loss)	28,001	(63)	10,081	3,753	41,772
Annualized Percent Change	16%	(3,473)%	(106)%	(43)%	(24)%
Q1 03 — Net income (loss)	33,970	(71)	7,402	3,860	45,161
Percent Change	(14)%	(759)%	0%	(13)%	(13)%
Performance Ratios
Q1 04
ROE	69%	(48)%	37%	19%	49%
ROA	4.52%	(3.13)%	1.95%	1.94%	3.23%
NIM	4.33%	3.52%	3.76%	4.53%	4.16%
Efficiency ratio	43%	139%	41%	42%	45%
Capital adjusted efficiency ratio	22%	68%	39%	76%	31%
Average FTE	1,378	134	278	157	1,947
Q4 03
ROE	73%	(4)%	55%	23%	56%
ROA	4.77%	(0.30)%	2.95%	2.32%	3.76%
NIM	4.24%	4.23%	4.06%	4.90%	4.28%
Efficiency ratio	41%	102%	35%	37%	41%
Capital adjusted efficiency ratio	20%	44%	25%	60%	26%
Average FTE	1,411	146	258	137	1,952
Q1 03
ROE	95%	(4)%	49%	22%	65%
ROA	6.28%	(0.26)%	2.67%	2.33%	4.47%
NIM	4.66%	4.04%	4.39%	4.94%	4.62%
Efficiency ratio	34%	102%	35%	33%	36%
Capital adjusted efficiency ratio	14%	41%	28%	58%	22%
Average FTE	1,074	145	211	90	1,520

      The Mortgage Bank segment’s net income decreased by 6%, or $2.5 million compared to the fourth quarter 2003, and 13% or $5.9 million from the first quarter 2003. The decrease was primarily due to the increase in operating expenses, partially offset by the increase in net interest income. Our operating expenses increased as we expanded our sales force to support the continuing growth in our mortgage production. Additionally, we incurred additional marketing costs to promote our product offerings and gain market share. The increase in net interest income was attributable to the increase in average interest-earning assets, as we sold a smaller percentage of loans to loans produced while our production volume went up.

      The following table compares the quarterly detail segment results of operations by period, continued:

	Consumer Direct Businesses —
	IndyMac Consumer Bank
				Home Equity
	B2C	Retail Bank	Total	Division

	(Dollars in thousands)
Mortgage Banking Activities
Q1 04 — Pretax income	$7,647	$664	$8,311	$—
Q4 03 — Pretax income	8,406	368	8,774	—
Annualized Percent Change	(36)%	322%	(21)%	—
Q1 03 — Pretax income	16,249	674	16,923	—
Percent Change	(53)%	(1)%	(51)%	—
Investing Activities
Q1 04 — Pretax income	—	—	—	—
Q4 03 — Pretax income	—	—	—	—
Annualized Percent Change	NM	NM	%	—
Q1 03 — Pretax income	—	—	—	—
Percent Change	NM	NM	%	—
HELOC Activities
Q1 04 — Pretax income	1,115	118	1,233	177
Q4 03 — Pretax income	604	45	649	153
Annualized Percent Change	338%	649%	360%	63%
Q1 03 — Pretax income	472	78	550	(560)
Percent Change	136%	51%	124%	132%
Financing and Other Activities
Q1 04 — Pretax income	—	164	164	—
Q4 03 — Pretax income	—	209	209	—
Q1 03 — Pretax loss	—	(3,344)	(3,344)	—
Net Income
Q1 04 — Net income	5,301	572	5,873	107
Q4 03 — Net income	5,451	376	5,827	93
Annualized Percent Change	(11)%	209%	3%	60%
Q1 03 — Net income (loss)	10,116	(1,568)	8,548	(339)
Percent Change	(48)%	136%	(31)%	132%
Performance Ratios
Q1 04
ROE	47%	44%	47%	4%
ROA	3.40%	—	3.33%	0.38%
NIM	3.54%	—	6.32%	2.88%
Efficiency ratio	68%	87%	72%	83%
Capital adjusted efficiency ratio	28%	15%	26%	192%
Average FTE	599	258	857	15
Q4 03
ROE	50%	31%	48%	5%
ROA	3.51%	NM	3.33%	0.46%
NIM	3.60%	NM	6.61%	3.15%
Efficiency ratio	63%	91%	69%	62%
Capital adjusted efficiency ratio	27%	15%	25%	184%
Average FTE	613	251	864	15
Q1 03
ROE	94%	(73)%	66%	(84)%
ROA	6.54%	NM	4.97%	(8.49)%
NIM	3.89%	NM	4.75%	(7.55)%
Efficiency ratio	46%	176%	59%	226%
Capital adjusted efficiency ratio	16%	114%	22%	229%
Average FTE	553	202	755	9

      The Consumer Bank segment’s first quarter 2004 net income was comparable to the fourth quarter 2003, while decreased by $2.7 million compared to the first quarter a year ago. The decrease in net income year over year was primarily due to lower mortgage production, consistent with the overall market trends.

      The Home Equity Division (the Division) generated net income of $107,000 during the first quarter 2004 as compared to a net income of $93,000 in the fourth quarter 2003, and a net loss of $339,000 in the first quarter 2003. The increase in net income from both quarters was driven by the increase in net interest income, resulting from increase in average interest-earning assets as the Division continues to grow.

      The following table compares the quarterly detail segment results of operations by period, continued:

	Investment Portfolio Group

	Mortgage
	Servicing-	SFR
	Related	Mortgage		Discontinued
	Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q1 04 — Pretax income	$20,505	$296	$—	$—	$20,801
Q4 03 — Pretax income	29,366	1,593	—	—	30,959
Annualized Percent Change	(121)%	(326)%	—	—	(131)%
Q1 03 — Pretax income	11,578	—	—	—	11,578
Percent Change	77%	—	—	—	80%
Investing Activities
Q1 04 — Pretax (loss) income	(13,740)	18,074	8,639	(1,051)	11,922
Q4 03 — Pretax (loss) income	(12,949)	15,295	6,838	(786)	8,398
Annualized Percent Change	(24)%	73%	105%	(135)%	168%
Q1 03 — Pretax (loss) income	(4,878)	6,453	(2,461)	(842)	(1,728)
Percent Change	(182)%	180%	451%	(25)%	790%
HELOC Activities
Q1 04 — Pretax income	—	—	—	—	—
Q4 03 — Pretax income	—	—	—	—	—
Annualized Percent Change	—	—	—	—	—
Q1 03 — Pretax income	—	—	—	—	—
Percent Change	—	—	—	—	—
Financing and Other Activities
Q1 04 — Pretax income	—	—	—	—	—
Q4 03 — Pretax income	—	—	—	—	—
Q1 03 — Pretax income	—	—	—	—	—
Net Income
Q1 04 — Net income (loss)	4,093	11,114	5,227	(636)	19,798
Q4 03 — Net income (loss)	9,932	10,217	4,137	(476)	23,810
Annualized Percent Change	(235)%	35%	105%	(134)%	(67)%
Q1 03 — Net income (loss)	4,054	3,904	(1,489)	(509)	5,960
Percent Change	1%	185%	451%	(25)%	232%
Performance Ratios
Q1 04
ROE	8%	19%	57%	(43)%	17%
ROA	1.02%	0.92%	1.30%	(4.23)%	0.98%
NIM	6.05%	1.52%	2.03%	6.56%	2.28%
Efficiency ratio	59%	5%	3%	96%	26%
Capital adjusted efficiency ratio	179%	14%	4%	128%	69%
Average FTE	437	11	4	29	481
Q4 03
ROE	18%	20%	52%	(29)%	20%
ROA	1.75%	0.96%	1.13%	(2.89)%	1.18%
NIM	6.00%	1.61%	2.04%	7.21%	2.70%
Efficiency ratio	37%	6%	4%	65%	22%
Capital adjusted efficiency ratio	80%	17%	5%	79%	48%
Average FTE	396	9	3	33	441
Q1 03
ROE	8%	20%	(14)%	(25)%	7%
ROA	1.11%	0.83%	(0.41)%	(2.42)%	0.49%
NIM	5.12%	1.43%	(0.84)%	7.04%	1.72%
Efficiency ratio	54%	10%	(7)%	55%	46%
Capital adjusted efficiency ratio	183%	27%	32%	70%	180%
Average FTE	404	6	4	36	450

      The Investment Portfolio Group segment’s net income in the first quarter of 2004 increased $13.8 million compared to the first quarter of 2003. The increase was largely due to the net interest income and gain on sale of loans from the clean-up call activities and the servicing retention program implemented during 2003. This increase was somewhat offset by declines in servicing income due to declining interest rates in the first quarter 2004. However, compared to the fourth quarter 2003, the net income decreased due to lesser clean-up call activities and acquiring lower yielding loans from clean-up calls, resulting in reductions in gain on sale of loans and net interest income, partially offset by the improvements on losses on service fee, net of hedges.

      The following table compares the quarterly detail segment results of operations by period, continued:

	Treasury		Corporate		Total
	Group	Subtotal	Overhead	Eliminations	Company

	(Dollars in thousands)
Mortgage Banking Activities
Q1 04 — Pretax income (loss)	$—	$82,946	$—	$(8,125)	$74,821
Q4 03 — Pretax income (loss)	—	98,470	—	(16,248)	82,222
Annualized Percent Change	—	(63)%	—	200%	(36)%
Q1 03 — Pretax income (loss)	—	92,770	—	(7,771)	84,999
Percent Change	—	(11)%	—	(5)%	(12)%
Investing Activities
Q1 04 — Pretax income	—	20,195	708	4,984	25,887
Q4 03 — Pretax income	—	16,941	1	3,128	20,070
Annualized Percent Change	—	77%	NM	237%	116%
Q1 03 — Pretax income	—	7,583	—	1,081	8,664
Percent Change	—	166%	—	361%	199%
HELOC Activities
Q1 04 — Pretax income	—	4,181	—	—	4,181
Q4 03 — Pretax income	—	2,566	—	—	2,566
Annualized Percent Change	—	252%	—	—	252%
Q1 03 — Pretax income	—	1,056	—	—	1,056
Percent Change	—	296%	—	—	296%
Financing and Other Activities
Q1 04 — Pretax income	(11,441)	(11,277)	(24,309)	3	(35,583)
Q4 03 — Pretax income	(10,815)	(10,606)	(23,127)	3	(33,730)
Q1 03 — Pretax income	(9,788)	(13,132)	(20,567)	—	(33,699)
Net Income
Q1 04 — Net (loss) income	(6,922)	58,107	(14,279)	(1,898)	41,930
Q4 03 — Net (loss) income	(6,543)	64,959	(13,710)	(7,936)	43,313
Annualized Percent Change	(23)%	(42)%	(17)%	304%	(13)%
Q1 03 — Net (loss) income	(5,922)	53,408	(12,443)	(4,048)	36,917
Percent Change	(17)%	9%	(15)%	53%	14%
Performance Ratios
Q1 04
ROE	—	26%	—	—	16%
ROA	—	1.63%	—	—	1.16%
NIM	—	2.79%	—	—	2.82%
Efficiency ratio	—	48%	—	—	62%
Capital adjusted efficiency ratio	—	57%	—	—	87%
Average FTE	25	3,325	596	—	3,921
Q4 03
ROE	—	31%	—	—	17%
ROA	—	1.88%	—	—	1.24%
NIM	—	3.07%	—	—	3.08%
Efficiency ratio	—	43%	—	—	59%
Capital adjusted efficiency ratio	—	46%	—	—	81%
Average FTE	22	3,294	560	—	3,854
Q1 03
ROE	—	32%	—	—	17%
ROA	—	2.19%	—	—	1.49%
NIM	—	2.77%	—	—	2.80%
Efficiency ratio	—	45%	—	—	60%
Capital adjusted efficiency ratio	—	46%	—	—	81%
Average FTE	22	2,756	529	—	3,285

MORTGAGE BANKING ACTIVITIES

Loan Production

      During the first three months of 2004, the Company produced $7.1 billion of loans, which was a 9% increase over the $6.6 billion of loans produced during the first and fourth quarters of 2003. Our focus on less cyclical products, such as Alt-A, subprime, HELOCs and consumer construction, resulted in significant growth in each of these products in the first quarter of 2004 compared to the first quarter of 2003. This increase more than offset the decrease in our agency conforming and jumbo products which are more cyclical in nature, closely tracking changes in the overall mortgage market. Additionally, we continued to further penetrate the purchase market, increasing our purchase transactions 44% year over year. Further, our Investment Portfolio’s customer retention program continues to show strong production, originating $282 million in loans, a 109% increase over the fourth quarter 2003 volume.

      Total production by loan type was as follows:

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2004	2003	Change	2003	Change

	(Dollars in millions)
Volume by product
Prime(1)
Alt-A	$4,584	$3,017	52%	$3,893	18%
Agency conforming	608	1,421	(57)%	701	(13)%
Jumbo	407	1,013	(60)%	368	11%
Subprime(1)	458	384	19%	486	(6)%
Home equity line of credit(2)	244	180	36%	259	(6)%
Consumer construction(2)	603	440	37%	586	3%

Subtotal mortgage production	6,904	6,455	7%	6,293	10%
Subdivision construction commitments	242	130	86%	284	(15)%

Total production volume	$7,146	$6,585	9%	$6,577	9%

Mortgage — Web-based production	$4,319	$4,920	(12)%	$4,270	1%
Mortgage pipeline at period end(3)	$5,949	$6,044	(2)%	$4,116	45%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

      The following table details the mix of our production and pipeline between purchase, cash-out refinance and rate/term refinance transactions as of and for the quarters ended March 31, 2004, March 31, 2003, and December 31, 2003. Consistent with the overall market trends, compared to the fourth quarter 2003, the decline in interest rates during the latter part of the first quarter 2004 reduced our mix of purchase business as a percent of total productions.

	As of and for the Quarters Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2004	2003	Change	2003	Change

	(Dollars in millions)
Mortgage loan production:
Purchase transactions	$2,669	$1,854	44%	$2,720	(2)%
Cash-out refinance transactions	2,562	2,531	1%	2,335	10%
Rate/term refinance transactions	1,673	2,070	(19)%	1,238	35%

Total mortgage loan production	$6,904	$6,455	7%	$6,293	10%

% purchase transactions	39%	29%		43%
Mortgage pipeline:
Purchase transactions	$2,249	$1,439	56%	$1,586	42%
Cash-out refinance transactions	1,900	2,423	(22)%	1,568	21%
Rate/term refinance transactions	1,800	2,182	(18)%	962	87%

Mortgage pipeline at period end	$5,949	$6,044	(2)%	$4,116	45%

% purchase transactions	38%	24%		39%

Mortgage Production by Division and Channel

      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which we have regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California, which is the largest market in the U.S. Mortgages secured by California properties accounted for 45% of the mortgage loans we produced in the first three months of 2004 based on dollar value, and 37% based on number of loans. This is a decrease from the level of concentration during the fourth quarter of 2003, which totaled 47% and 40%, respectively. We expect this trend to continue to be diluted in the future as we execute on our plan to double the number of regional offices outside of California over the next five years.

      IndyMac Mortgage Bank produces mortgages through its Business-to-Business (“B2B”), Business-to-Realtor (“B2R”), Consumer Construction (“Home Construction Lending” or “HCL”) and Homebuilder (“HBD”) divisions. IndyMac Consumer Bank produces mortgages through its Business-to-Consumer (“B2C”) and Retail Bank divisions. The Home Equity Division supports the production of HELOCs through all of IndyMac channels of production and markets directly to consumers through targeted marketing and cross selling activities. The Investment Portfolio Group generates loan production through its customer retention program in connection with its servicing portfolio.

      The following table shows production and key performance indicators of the various relationship businesses of IndyMac Mortgage Bank during the three months ended March 31, 2004.

	Relationship Businesses —
	IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Wholesale	$2,123	$—	$432	$—	$2,555
Correspondent/ Mortgage bankers	1,108	—	269	—	1,377
Correspondent/ Financial institutions	71	—	—	—	71
Conduit	1,170	—	—	—	1,170
Realtors	—	109	—	—	109
Builder/ Builder affiliates	—	—	38	167	205
Consumer direct marketing by HCL	—	—	133	—	133

Subtotal mortgage production	4,472	109	872	167	5,620
Builder and subdivision construction commitments	—	—	—	242	242

Total relationship businesses production volume	$4,472	$109	$872	$409	$5,862

Percentage of total production	62.6%	1.5%	12.2%	5.8%	82.1%
Total production first quarter 2003.	$4,003	$246	$681	$222	$5,152
Total production fourth quarter 2003.	$4,096	$133	$863	$411	$5,503
Composition of mortgage production
Purchase transactions	34%	51%	99%	84%	46%
Cash-out refinance transactions	43%	34%	0%	11%	35%
Rate/term refinance transactions	23%	15%	1%	5%	19%
Key Performance Indicators for the Three Months Ended March 31, 2004
Active Customers:(1)
Average monthly active customers	2,060	123	325	35	2,543
Active customers during the quarter	3,609	264	777	61	4,711
Net new customers during the quarter(2)	731	255	N/A	17	1,003
Sales personnel	417	69	88	45	619
Cost per funded mortgage loan (bps)	76	369	98	165	N/A
Percentage Change for the Three Months Ended March 31, 2004 vs. March 31, 2003
Active Customers:(1)
Average monthly active customers	3%	(45)%	64%	40%	4%
Active customers during the quarter	14%	(42)%	60%	53%	14%
Sales personnel	34%	2%	47%	137%	36%
Cost per funded mortgage loan (bps)	0%	78%	27%	46%	N/A

(1)	Active customers are defined as customers who funded at least one loan during the period. The HCL division utilizes the B2B marketing relationships with mortgage brokers and mortgage bankers to produce consumer construction loans. As a result, there is some overlap of the two active customer statistics and new customers are reported under the B2B channel only. The sales and marketing personnel under the HCL division are primarily focused on marketing the consumer construction product directly to consumers.

(2)	Net new customers is the number of new customers signed up during the quarter less those terminated.

      IndyMac Mortgage Bank’s production increase of 14% from the three months ended March 31, 2003 to the three months ended March 31, 2004 was higher than anticipated due to the unexpectedly strong refinance market in the first quarter of 2004. While we anticipate that the remainder of 2004 will reflect a more normalized interest rate environment, there will be some positive continuing effects from the first quarter rate locks on the second quarter volume. Additionally, due to the rate declines in the first quarter of 2004, our mix of purchase business declined to 46% versus 50% in the fourth quarter of 2003. Consistent with the foregoing, we would expect that our production mix will continue to shift towards purchase volume under a more normalized environment.

      Our primary channel — B2B — experienced record active customers. HCL and HBD continued to take advantage of the strong purchase market as new home construction starts remain near seasonally adjusted record levels. HCL new commitment origination volumes approximated fourth quarter 2003 levels, overcoming seasonal downturn pressure, and the annualized origination volumes represent approximately 5.9% of the estimated $40 billion custom residential construction market. Overall, HCL enters 2004 as the second largest custom residential lender in the nation and the largest in California. During the first quarter 2004, HBD entered into new tract construction commitments of $242 million, up 86% or $112 million from the first quarter of 2003. HBD expects to generate future mortgage loans through our relationships with these subdivision developers as well as post construction home loans with their buyers.

      During the first quarter 2004, our Realtor channel — B2R — refocused on its core purpose, which is to capture purchase volume and build long-term relationships with Realtors. Realtor purchase volume was a majority of B2R’s production in the first quarter, reflecting the effort to reduce reliance on refinance volumes. Additional action steps were taken to improve execution. Specifically, we created internal sales support groups to ensure prompt and close follow-up on all leads and we aligned operations teams for consistent collaboration with customers. Based on current pipeline and execution improvements, we anticipate strong growth going forward with volumes increasing approximately one-third in the second quarter, and we expect our revamped business model to show improvement with Realtors as the year progresses.

      The following table shows production and other key performance indicators of the various consumer direct businesses of IndyMac Consumer Bank and Home Equity Division during the three months ended March 31, 2004. In addition, during the first quarter ended March 31, 2004, as shown below, our Investment Portfolio Group generated $282 million of loans through its customer retention program in connection with its servicing portfolio.

	Consumer Direct Businesses —
	IndyMac Consumer Bank
				Home	Investment
		Retail		Equity	Portfolio
	B2C	Bank	Total	Division(1)	Group

	(Dollars in millions)
Volume by Channel and Source
Web-based Production:
Direct at www.indymacmortgage.com	$109	$—	$109	$—	$—
Indirect Web-based leads	139	—	139	—	—
Cross-marketing and portfolio refinancing	447	34	481	—	282
Direct telemarketing and affinity relationships	183	—	183	35	—
Retail banking branches	—	55	55	—	—

Total consumer direct production volume	$878	$89	$967	$35	$282

Percentage of total production	12.3%	1.2%	13.5%	0.5%	3.9%
Total production first quarter 2003.	$1,314	$78	$1,392	$41	N/A
Total production fourth quarter 2003.	$802	$73	$875	$57	$135
Composition of mortgage production:
Purchase transactions	8%	26%	10%	N/A	0%
Cash-out refinance transactions	58%	51%	57%	N/A	0%
Rate/term refinance transactions	34%	23%	33%	N/A	100%

(1)	The amount represents the loans produced only by the Home Equity Division. HELOC loans produced by other business divisions totaled $209 million during the first quarter of 2004. HELOC loans produced by business divisions other than the Home Equity Division are included in the production volume of the respective originating business division.

      B2C’s production volume declined 33% for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, which is in line with expectations as this business is expected to be more cyclical as a result of changes in interest rates. The Home Equity Division was established during 2002 to facilitate targeted marketing of our HELOC product directly to consumers in addition to the production of HELOCs within our other production channels. Through a streamlined application process and competitive pricing, this division provides homeowners the ability to easily access the excess equity in their homes for a variety of uses. Currently, we hold the HELOC-related assets on our balance sheet, as the underlying HELOCs are prime rate based, high FICO scores and have combined loan-to-value less than 80%. The HELOC product also tends to be somewhat counter-cyclical to the mortgage industry. As interest rates rise, consumers who want to access the equity in their home are more inclined to utilize a HELOC product rather than a cash-out refinance of their existing low-rate mortgage loan. As a result, we expect the Home Equity Division’s production to increase as the market transitions to a higher interest rate environment.

Loan Sales

      The Company sold $4.9 billion and $5.5 billion of loans during the three months ended March 31, 2004 and 2003, respectively. The Company’s gain on sale of loans of $84 million in the first quarter of 2004 is comparable to the $84 million gain on sale of loans in the first quarter of 2003; however, the net profit margin has improved from 1.52% at March 31, 2003 to 1.71% at March 31, 2004. The increase in the net margin after hedging is due to a combination of factors including: (1) an increase in the sale of higher margin subprime and called loans; (2) an increase in the sale of higher margin adjustable rate loans; and (3) increased demand for mortgage-backed securities that resulted in higher sale margins as spreads tightened.

      The Company hedges the interest rate risk inherent in its pipeline of rate locks and mortgage loans held for sale to protect its margin on sale of loans. Hedging practices can vary significantly from company to company ranging across a broad spectrum. At one extreme, a mortgage banker may choose not to hedge its pipeline at all. Mortgage bankers who choose not to hedge their pipeline will typically report higher earnings and profit margins in a falling interest rate environment, and lower earnings and profit margins in a rising interest rate environment. This will be the most profitable strategy over an indefinite period of time as more production is done in the declining rate environment, assuming the rates rise as often as they fall. However, this strategy results in highly volatile earnings and could result in losses for an extended period of time potentially risking the depletion of capital reserves. Conversely, at the other extreme, a mortgage banker can choose to hedge 100% of its pipeline with option-based instruments to closely offset the “free option” enjoyed by the mortgage loan applicant to not close on his or her loan (i.e. “fallout”). This hedging strategy will generally produce stable and consistent results, but profitability is significantly reduced as the cost of the options can be prohibitive.

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

      The following table illustrates the impact of the Company’s pipeline hedging activities.

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2004	2003	Change	2003	Change

	(Dollars in millions)
Gross gain on mortgage loan sales	$126	$118	7%	$97	30%
Gross margin before hedging	2.58%	2.14%	21%	2.09%	23%
Hedging (losses)	$(42)	$(34)	26%	$(17)	153%
Net gains on sale	$84	$84	0%	$80	5%
Net margin after hedging	1.71%	1.52%	13%	1.72%	(1)%

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

      In measuring the fair value of rate lock commitments, the proceeds expected upon eventual loan sale are used. This value excludes the value of the MSRs inherent in the loan except for certain high quality, liquid, conventional mortgages where whole loan sale prices including servicing rights are readily available. These values are calculated using the same methodologies that are used in our loan sales, adjusted using an anticipated fallout factor for rate lock commitments that will likely not be funded. This method of calculating the value of the derivative has the effect of recognizing a portion of the gain from mortgage loans before the loans are funded. As of March 31, 2004, the fair value of the rate lock commitments, net of related hedges, was $30.8 million.

      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company will adopt this new standard prospectively as of April 1, 2004. Under the new accounting guidance, the Company will no longer recognize any revenue at the inception of the rate lock. Profits inherent in the rate lock will be recognized at the time of the underlying loans are sold. The implementation of the standard is expected to have a one-time negative impact on gain on sales totaling approximately $24 to $27 million after-tax in the second quarter of 2004. This amount is an estimate based on our current estimate of rate lock volume in the second quarter. The ultimate amount of the impact will be affected by actual rate lock volumes in the second quarter, as well as profit margins on such rate locks and the volume of loan sales during the quarter. The ultimate amount of the impact will not be known until the end of the second quarter. This accounting change affects the timing of revenue recognition and offsetting mark-to-market gains and losses, generally by one quarter or less, but not the ultimate amount of revenue recognized over time.

      The following table presents the gain on sale margins by product type for the quarters ended March 31, 2004, and December 31, 2003:

	Three Months Ended March 31, 2004			Three Months Ended December 31, 2003
Gain on Sale Margins
by Product Type	Amount Sold	Gain on Sale	Margin	Amount Sold	Gain on Sale	Margin

	(Dollars in millions)
Alt-A and Jumbo	$3,463	$53.9	1.56%	$2,815	$48.6	1.73%
Agency conforming	725	6.5	0.89%	1,061	12.3	1.16%
Subprime	426	14.9	3.50%	286	7.1	2.48%
Loans acquired through clean-up calls	293	8.4	2.86%	325	8.7	2.68%
Lot loan and income property	—	—	—%	154	3.2	2.08%

Total gain on sale of loans	$4,907	$83.7	1.71%	$4,641	$79.9	1.72%

      Although the total gain on sale margin was comparable for the quarter ended March 31, 2004, to December 31, 2003 there were changes by product type. Subprime gain on sale margins increased due to an increased demand for whole loans. Others decreased due to more competitive pricing. The increase in the gain on sale margin for called loans was the result of the loans sold having a lower cost basis than those sold in the previous quarter.

      In addition to the gain on sale, IndyMac earns spread and fee income on its mortgage loans held for sale. It is important to look at the entire mortgage banking revenue stream in evaluating performance, as these components may vary in differing interest rate environments and sale strategies. The following table depicts the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on sale of loans, net interest income, and fee income by the amount of loans sold:

	Three Months Ended

	March 31,	% of loans	March 31,	% of loans	December 31,	% of loans
	2004	sold	2003	sold	2003	sold

	(Dollars in thousands)
Gain on sale of loans	$83,668	1.70%	$83,784	1.51%	$79,883	1.72%
Net interest income	41,800	0.85%	36,441	0.66%	45,856	0.99%
Fee income	12,107	0.25%	14,791	0.27%	12,170	0.26%

Total mortgage banking revenue	$137,575	2.80%	$135,016	2.44%	$137,909	2.97%

Loans sold	$4,906,724		$5,523,701		$4,641,318

      The following table shows the various channels through which loans were distributed.

	Three Months Ended

	March 31,	Distribution	March 31,	Distribution	December 31,	Distribution
	2004	Percentages	2003	Percentages	2003	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$2,304	45%	$3,464	58%	$2,777	42%
Private-label securitizations	1,085	21%	1,471	25%	1,018	16%
Whole loan sales	1,518	30%	589	10%	846	13%

Subtotal sales	4,907	96%	5,524	93%	4,641	71%
Investment portfolio acquisitions(2)	195	4%	403	7%	1,911	29%

Total loan distribution	$5,102	100%	$5,927	100%	$6,552	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.

      In conjunction with the sale of mortgage loans in private-label securitizations and government-sponsored enterprises (“GSEs”) transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only strips, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $84 million in gain on sale of loans earned during the three months ended March 31, 2004, included the retention of $86 million of servicing-related assets and $11 million of other investment and non-investment grade securities. Additionally, the Company has also created approximately $19 million in retained assets from the HELOC securitization, which was structured as a secured borrowings for which no gain was recognized. Cash flow collected during the three months ended March 31, 2004 from assets previously retained amounted to $47.8 million. More information on the valuation assumptions related to IndyMac’s retained assets and the HELOC securitization can be found under the headings, “Valuation of Servicing-Related Assets” and “HELOC Portfolio,” respectively, below.

INVESTING AND HELOC ACTIVITIES

      The following table details the assets associated with our investing and HELOC activities as of March 31, 2004, and December 31, 2003:

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,440,540	$4,945,439
Consumer construction	1,225,347	1,145,526
Builder construction	500,490	484,397
HELOC	322,351	711,494
Income property	9,315	36,285
Mortgage-backed securities and agency notes:
Trading securities:
AAA-rated and agency interest-only strips	149,152	146,179
AAA-rated principal-only securities	43,270	8,518
Other investment grade securities	9,048	8,922
Other non-investment grade securities	1,588	1,760
Non-investment grade residual securities	47,948	58,253

Subtotal — trading securities	251,006	223,632

Available for sale securities:
AAA-rated non-agency securities	2,576,496	1,407,984
AAA-rated agency securities	21,288	25,193
AAA-rated agency notes	—	143,689
Other investment grade securities	23,325	26,926
Other non-investment grade securities	16,903	10,182
Non-investment grade HELOC residual securities	17,684	—

Subtotal — available for sale securities	2,655,696	1,613,974

Total mortgage-backed securities and agency notes	2,906,702	1,837,606

Mortgage servicing rights	414,358	443,688
Other assets	235,907	280,467

Total	$10,055,010	$9,884,902

Percentage of securities portfolio rated investment grade	97%	96%
Percentage of securities portfolio rated AAA	96%	94%

      As indicated above, our HELOC loan portfolio has decreased by approximately $389 million from December 31, 2003, to March 31, 2004, primarily due to the recharacterization of $500 million HELOC loans into mortgage-backed securities via an on-balance sheet securitization in March 2004. Additionally, our AAA-rated non-agency securities increased from $1.4 billion at December 31, 2003, to $2.6 billion at March 31, 2004, resulting from the recharacterization of $500 million HELOC loans and reclassification of $346 million of SFR mortgage loans that were securitized and retained as mortgage-backed securities available for sale during the quarter. Please refer to Investing Activities and HELOC Activities sections below for further discussions on SFR Mortgage and HELOC securitizations, respectively.

      AAA-rated and agency interest-only strips, and non-investment grade residual securities and securities used to hedge these securities, are classified as trading securities. Changes in the fair value of these securities are recorded in earnings. All other mortgage-backed securities and HELOC residuals are classified as available for sale.

      The following table shows average annualized net returns for all of our investing and HELOC activities, which is calculated by dividing the sum of net interest income after allocated interest expense (see “Note 4: Segment Reporting” in the accompanying notes to the consolidated financial statements for further information on our method of allocating interest expense to the operating segments) and provision for loan losses, service fee income and related net gains or losses by the average balance of investment assets. Service fee income includes contractual servicing fees, gross service fee income, amortization of MSRs, valuation adjustments and net hedging gains and losses. Gross service fee income is comprised of reinvestment income, prepayment and late fee income net of compensating interest paid to borrowers and investors.

	Three Months Ended

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in thousands)
Net interest income after provision for loan losses	$57,278	$31,324	$52,195
Service fee (loss) income	(3,144)	2,383	(5,951)
(Loss) on mortgage-backed securities, net	(4,987)	(6,910)	(6,037)
Other income	4,004	2,493	3,156
Average balance of interest-earning assets and MSRs	$9,698,243	$6,398,441	$9,367,980
Investing activities’ return on interest-earning assets and MSRs (annualized)	2.20%	1.86%	1.92%

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

      In addition to the Investment Portfolio Group’s investments, certain investing activities through investments in construction loans also take place in IndyMac Mortgage Bank.

SFR Mortgage Loans Held for Investment

      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its investing activities relative to its mortgage banking activities, which tend to be more cyclical. During the quarter, the Company added $195 million of mortgage loans in accordance with this strategy; however, the portfolio actually declined relative to December 31, 2003. The decline resulted primarily from the Company’s decision to securitize $516 million of SFR mortgage loans held for investment during the first quarter and retain approximately 68% of these portfolio loans in the form of AAA-rated mortgage-backed securities, AAA-rated interest-only strips, and investment and non-investment grade securities. The Company plans to continue to securitize its SFR mortgage loans held for investment periodically, with the intent to retain most of the securities, to optimize return on equity, reduce hedging costs and enhance the liquidity of the loan portfolio. The following table shows the composition of this portfolio as of March 31, 2004, and December 31, 2003 and relevant credit quality characteristics at March 31, 2004.

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,440,540	$4,945,439
Average loan size	$270	$286
Non-performing loans as a percentage of SFR loans	0.47%	0.38%
Estimated average life in years(1)	2.4	3.1
Estimated average duration in years(2)	1.1	1.4
Yield	4.16%	4.43%
Fixed-rate mortgages	7%	6%
Adjustable-rate mortgages	46%	39%
Hybrid adjustable-rate mortgages	47%	55%
Additional Information as of March 31, 2004
Average FICO score(3)	707
Average loan to value ratio	73%
Geographic distribution:
Southern California	38%
Northern California	22%
Michigan	4%
New York	4%
Florida	3%
Georgia	3%
New Jersey	2%
Colorado	2%
Other (each individually less than 2%)	22%

Total	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Bank’s estimates for prepayments.

(2)	Average duration measures the volatility of the value of a financial instrument in response to changes in interest rates and the corresponding changes in prepayments.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

Mortgage-Backed Securities and Agency Notes

      The Company’s portfolio of mortgage-backed securities and agency notes totaled $2.9 billion and $1.8 billion at March 31, 2004, and December 31, 2003, respectively. These securities are recorded at fair value. The Company invests in high quality mortgage-backed securities to provide net interest income. At March 31, 2004, 97% of the portfolio was rated AAA with an expected weighted-average life of 3.2 years. AAA-rated principal-only securities are retained from securitizations or purchased in the secondary market to hedge MSR related assets. The Company periodically trades its hedging instruments to rebalance its portfolio into instruments we believe will most effectively hedge the underlying asset, after considering changing market conditions.

      The fair value of other investment grade and non-investment grade securities by credit rating as of March 31, 2004, and December 31, 2003, follows:

					December 31,
	March 31, 2004				2003

	Current	(Discount)
	Face	To Face	Amortized	Fair
	Value	Value	Cost	Value	Fair Value

	(In thousands)
Investment grade mortgage-backed securities:
AAA	$—	$—	$—	$—	$8,001
AA	674	(7)	667	678	—
A	306	(22)	284	289	—
BBB	28,430	(1,508)	26,922	27,655	24,198
BBB-	4,000	(249)	3,751	3,751	3,649

Total other investment grade mortgage-backed securities	$33,410	$(1,786)	$31,624	$32,373	$35,848

Non-investment grade mortgage-backed securities:
BB	$14,751	$(2,720)	$12,031	$12,184	$7,896
B	5,194	(3,081)	2,113	2,178	186
CCC	—	—	—	—	1,165
C	10,058	(7,588)	2,470	2,960	1,934
D	2,228	(1,605)	623	623	676
NR	4,150	(3,653)	497	546	85

Total other non-investment grade mortgage-backed securities	$36,381	$(18,647)	$17,734	$18,491	$11,942

      At March 31, 2004, of the total other investment grade and non-investment grade mortgage-backed securities, $35.6 million was collateralized by prime loans, $13.7 million by subprime loans and $1.6 million by manufactured housing loans.

Mortgage Servicing and Mortgage Servicing Rights

      In addition to its own loans, IndyMac serviced $32.1 billion of mortgage loans owned by others at March 31, 2004, with a weighted average coupon of 6.36%. In comparison, IndyMac serviced $30.8 billion of mortgage loans owned by others at December 31, 2003, with a weighted average coupon of 6.53%. The table below shows the activity in the servicing portfolios during the quarter ended March 31, 2004.

Three Months
Ended
March 31, 2004

(In millions)
Unpaid principal balance at beginning of period	$30,774
Additions	4,691
Clean-up calls exercised	(319)
Loan payments and prepayments	(3,024)

Unpaid principal balance at March 31, 2004.	$32,122

      The capitalized value of MSRs totaled $414.4 million as of March 31, 2004 and $443.7 million as of December 31, 2003, reflecting a decrease of $29.3 million. The table below shows the activity in MSRs.

	Three Months Ended

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in thousands)
Balance at beginning of period	$443,688	$300,539	$406,917
Additions	50,753	67,742	51,447
Clean-up calls exercised	(3,790)	(2,475)	(3,754)
Scheduled amortization	(22,860)	(21,150)	(20,049)
Valuation (impairment) adjustment	(53,433)	(1,112)	9,127

Balance at end of period	$414,358	$343,544	$443,688

      Although we have been hedging our MSRs using interest rate swaps on an economic basis, we elected not to designate fair value hedge accounting on MSRs prior to January 1, 2004, and they were carried at lower of the initial carrying value, adjusted for amortization, or fair value. On January 1, 2004, we started to designate fair value hedges on certain selected tranches of MSRs. The changes in the fair value of the designated MSRs, and the fair value of the designated interest rate swaps, are recorded through income, if the hedging relationships are proven to be effective under the provisions of SFAS No. 133. This designation did not produce any difference in our reported quarterly income as the value of our MSRs decreased during the first quarter 2004.

      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We first stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are validated quarterly by third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings. However, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance, precluding subsequent reversals. For the three months ended March 31, 2004, the valuation allowance on MSRs totaled $90.2 million. The significant increase in the valuation adjustment was due to an increase in prepayment rates as a result of declines in market interest rates during the first quarter 2004.

AAA-Rated and Agency Interest-Only Strips and Residuals

      We evaluate the carrying value of our AAA-rated and agency interest-only strips and residual securities by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities.

      A summary of the activity in the AAA-rated and agency interest-only strips and residual securities portfolios for the three months ended March 31, 2004 and 2003, and for the three months ended December 31, 2003, follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in thousands)
AAA-rated interest-only strips
Beginning balance	$146,179	$187,060	$155,258
Retained investments from securitizations	33,578	13,416	11,293
Clean-up calls exercised	(1,151)	(12,048)	(13,936)
Cash received, net of accretion	(11,770)	(14,071)	(10,933)
Valuation (losses) gains before hedges	(17,684)	(18,145)	4,497

Ending balance	$149,152	$156,212	$146,179

Residual securities
Beginning balance	$58,253	$78,740	$54,743
Retained investments from securitizations	18,706	14,626	4,853
Sales	—	(10,525)	—
Clean-up calls exercised	159	—	—
Cash received, net of accretion	(11,679)	(6,865)	(2,388)
Valuation gains before hedges	193	2,022	1,045

Ending balance	$65,632	$77,998	$58,253

      Cash received, net of accretion, increased from $2.4 million for the quarter ended December 31, 2003 to $11.7 million for the quarter ended March 31, 2004, primarily due to receiving $10 million cash on residual securities from exercising clean-up calls.

Valuation of Servicing-Related Assets

      MSRs, AAA-rated and agency interest-only strips and residual securities are recorded at fair market value. MSRs are further subject to lower of cost or market limitations. Relevant information and assumptions used to value the Company’s servicing related assets and residual securities at March 31, 2004, and December 31, 2003 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds(1)	Speeds(1)	Yield	Loss Rate(2)

	(Dollars in thousands)
March 31, 2004
AAA-rated/agency interest-only strips	$149,152	$13,559,779	6.68%	0.43%	33.7%	2.56	20.1%	35.9%	9.1%	N/A

Prime residual securities	$23,183	$3,903,460	6.94%	1.89%	55.6%	0.31	27.5%	37.6%	15.9%	0.5%
Subprime and HELOC residual securities(3)	42,448	$1,545,047	7.69%	4.21%	35.4%	0.65	38.2%	38.7%	21.5%	2.3%

Total non-investment grade residual securities	$65,631

MSRs(4)	$414,358	$32,121,562	6.36%	0.32%	29.2%	3.97	18.9%	32.1%	9.0%	N/A

December 31, 2003
AAA-rated/agency interest-only strips	$146,179	$13,640,307	6.90%	0.38%	34.0%	2.81	17.2%	35.5%	9.8%	N/A

Prime residual securities	$25,614	$3,506,638	7.00%	1.48%	60.0%	0.49	26.3%	36.0%	15.8%	0.5%
Subprime residual securities	32,639	$1,286,694	8.65%	4.34%	38.4%	0.58	33.4%	32.9%	23.6%	2.3%

Total non-investment grade residual securities	$58,253

MSRs	$443,688	$30,773,545	6.53%	0.32%	31.0%	4.51	16.8%	31.5%	10.0%	N/A

March 31, 2003
AAA-rated/agency interest-only strips	$156,212	$12,924,037	7.68%	0.51%	38.8%	2.37	21.9%	46.6%	8.9%	N/A

Prime residual securities	$42,703	$3,537,589	7.27%	1.46%	38.5%	0.83	21.8%	36.1%	15.2%	0.6%
Subprime residual securities	35,295	$1,636,487	9.34%	4.04%	34.0%	0.53	33.3%	35.7%	22.9%	2.6%

Total non-investment grade residual securities	$77,998

MSRs	$343,544	$29,834,709	7.27%	0.33%	39.5%	3.49	21.2%	42.9%	9.5%	N/A

(1)	Assumed prepayment speeds are higher in the short term and lower in the long term based on the market forward curve for interest rates rising over the life of the asset.

(2)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.06% and 1.41% for prime and subprime residuals, respectively, at March 31, 2004.

(3)	As of March 31, 2004, subprime and HELOC residual securities include residuals from the securitization of home equity loans in the amount of $17.7 million. Although our HELOC loans are to high credit quality, prime borrowers, the assumptions on HELOC-related residuals are similar to subprime as they are second trust deed loans.

(4)	At March 31, 2004, the capitalized servicing asset was comprised of $32.1 billion of loans serviced for others. In addition to the loans serviced for others, we also service $6.8 billion of IndyMac-owned loans and loans subserviced for others on an interim basis for a total servicing portfolio of $38.9 billion.

      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only strips, we project prepayment rates using four-factor prepayment models, which incorporate relative weighted average note rate, seasoning, seasonality and burn-out of the pool of loans relative to expectations of future rates implied by the market forward LIBOR/swap curve.

      The weighted average multiple for MSRs, AAA-rated and agency interest-only strips and residual securities represents the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only strips, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples whose product mix is different.

      The prepayment speed assumptions have increased compared to December 31, 2003 due to a 42 basis-point drop in 10-year Treasury rates. The discount rate assumptions decreased reflecting the drop in benchmark rates and the shortening of the expected life of the underlying loans.

Hedging Interest Rate Risk on Servicing-Related Assets

      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only strips, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our Investment Portfolio Group is responsible for the management of interest rate and prepayment risks in the Investment Portfolio, subject to policies and procedures established by, and oversight from, our management level Asset and Liability Committee (“ALCO”) and our Board of Directors level ALCO.

      The objective of our hedging strategy is to mitigate the impact of changes in interest rates on the net economic value of the balance sheet and quarterly earnings, not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and our servicing portfolio retention efforts. Historically, we have hedged servicing-related assets using a mix of securities on our balance sheet, such as AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, as well as derivatives such as futures, floors, swaps, or options. Recently, we have added clean-up call revenues and retention programs to our overall servicing asset management program. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the above instruments designed to correlate well with the hedged servicing assets and our anticipated servicing retention rates.

      With interest rates continuing to be near historic low levels and the drop in 10-year Treasury rates of 42 basis-points, we recorded a $53.4 million valuation write-down in mortgage servicing assets, which was not fully offset by the derivative hedge gains. However, as shown in the servicing related assets segment results, our realization of $21.2 million income from clean-up calls and servicing portfolio retention resulted in a positive return for the portfolio during the quarter. These activities are a direct result of the ownership of servicing rights and we consider these activities when evaluating overall portfolio performance.

      The following table breaks out the components of service fee (expense) income and the net loss on mortgage-backed securities.

	Three Months Ended

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$28,080	$24,057	$27,489
Amortization	(22,860)	(21,150)	(20,049)

Service fee income net of amortization	5,220	2,907	7,440
Valuation adjustments on MSRs	(53,433)	(1,112)	9,127
Hedges gains (losses) on MSRs	45,069	588	(22,518)

Total service fee (expense) income	$(3,144)	$2,383	$(5,951)

Net (loss) on mortgage-backed securities:
Realized gain on available-for-sale securities	$900	$—	$58
Impairment on available-for-sale securities	(101)	(580)	(201)
Unrealized (loss) gain on AAA interest-only strips and residual securities	(17,492)	(16,123)	5,542
Net gain (loss) on trading securities and other instruments used to hedge AAA interest-only strips and residual securities	11,706	9,793	(11,436)

Total (loss) on mortgage-backed securities, net	$(4,987)	$(6,910)	$(6,037)

Total Clean-up Call and Retention Program Income	$21,192	$10,900	$29,346

      The clean-up call and retention programs income is recognized as a component of gain on sale and net interest income in the Investment Portfolio Group’s mortgage banking activities. As shown in our segment results on page 9, the effect of the clean-up call and retention program activities allowed the mortgage servicing business to generate positive returns during the historical refinance boom periods.

      The clean-up call and retention programs income totaled $21 million during the first quarter of 2004, an approximately $8 million reduction compared to the quarter ended December 31, 2003. The reduction is primarily due to the decrease in net interest income as the remaining call loans and loans acquired through retention programs had lower weighted average coupon rates.

      As master servicer for our various securitizations, we maintain the right to call selected deals when the outstanding loan balances in the securitization trust decline to a specified level, typically 10% of the original collateral balance. During the quarter ended March 31, 2004, we sold approximately $291 million of called loans with a pretax gain of $9.5 million, and $370 million loans acquired through retention programs for a pretax gain of $5.3 million. We expect to exercise our option to call additional loans of approximately $344 million in 2004, the exact timing and amount of which is dependent upon the future interest rate environment and borrower prepayment behavior.

Construction Lending

      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9-12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our investing activities and mortgage banking activities. The Company earns net interest income during the construction phase. When the loan converts to permanent status, the loan is transferred into the

Company’s pipeline of mortgage loans held for sale. These loans are typically fixed-rate loans. Consumer construction loan originations were comparable to the fourth quarter 2003, overcoming seasonal downturn pressure, and grew 28% over the same quarter of 2003. Overall, HCL enters 2004 as the second largest custom residential lender in the nation and the largest in California. Consumer construction loans outstanding at March 31, 2004, were $1,225.3 million, up 7% compared to the amount at December 31, 2003.

      With respect to builder construction loans, our activities have been increasingly focused on those homebuilders that provide our mortgage loans to their customers when they sell the completed residence. Builder construction loans are typically based on prime rates. During the first quarter 2004, we entered into new tract construction commitments of $242 million, up 86%, or $112 million, from the first quarter 2003. Builder loans outstanding at March 31, 2004, including construction and land and other mortgage loans, was $660.0 million, resulting in a $55 million, or 9%, increase compared to December 31, 2003. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the real estate.

      The following tables present further information on our construction loan portfolios.

	Three Months Ended

	March 31, 2004		December 31, 2003

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Construction loans	$1,225,347	$500,490	$1,145,526	$484,397
Land and other mortgage loans	$161,963	$159,536	$87,045	$120,751
Outstanding commitments	$2,273,345	$1,164,609	$2,091,853	$1,120,893
Average construction loan commitment	$379	$2,760	$391	$3,046
Non-performing loans	0.68%	1.83%	0.78%	1.60%
Yield	5.64%	6.30%	5.81%	6.63%
Fixed-rate loans	90%	0%	94%	1%
Adjustable-rate loans	10%	98%	6%	97%
Hybrid adjustable-rate loans	0%	2%	0%	2%

Additional Information as of March 31, 2004

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan to value ratio(1)	74%		72%
Average FICO score(2)	705		N/A
Geographic distribution(3)
Southern California	31%	Southern California	44%
Northern California	18%	Northern California	25%
New York	6%	Illinois	13%
Hawaii	5%	Florida	5%
Florida	4%
Colorado	3%
Connecticut	3%
Washington	3%
Other (each individually< 2%)	27%	Other (each individually< 2%)	13%

Total Consumer Construction	100%	Total Builder Construction	100%

(1)	The average loan to value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at March 31, 2004.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.

(3)	Geographic distribution is based on outstanding balances. Some projects are continuing to be built out in states in which we no longer solicit new loans.

      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in “Credit Risk and Reserves” at page 37.

HELOC Portfolio

      The Company financed $500 million in HELOC balances through a securitization trust. The trust issued AAA-rated asset-backed certificates that are guaranteed by a third party insurer. The Company pledged the certificates to secure $500 million of nonrecourse debt. As a result of this transaction, the net book value of the HELOCs was recharacterized as securities available for sale and servicing rights. The nonrecourse notes are reflected in other borrowings. The Company recognized no gain or loss on this secured financing transaction. The primary objectives of these transactions were to (1) lower our cost of funds, (2) improve our liquidity profile, and (3) improve our risk profile through the use of mortgage insurance.

      The following table presents information on HELOCs as of and for the three months ended March 31, 2004, and December 31, 2003. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	Three Months Ended

	March 31,	December 31,	Variance
	2004	2003	Percent

	(Dollars in thousands)
Outstanding book value	$322,351	$711,494	(54.69)%
Outstanding commitments(1)	$638,210	$1,189,213	(46.33)%
Average spread over prime	2.07%	1.92%	7.81%
Average FICO score	711	710	0.14%
Average CLTV ratio(2)	76%	77%	(1.30)%

	Total Unpaid	Average Loan			30+ Days
	Principal	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
>= 96% &< = 100%	$10,098	$53	3.85%	723	3.48%
>= 91% &< = 95%	35,478	51	3.45%	709	1.06%
>= 81% &< = 90%	122,765	53	2.63%	694	1.37%
>= 71% &< = 80%	84,197	83	1.27%	711	1.38%
70%	69,813	85	1.08%	728	1.10%

Total	$322,351	$68	2.07%	711	1.34%

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

NET INTEREST INCOME

      The following table sets forth information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

	Three Months Ended

	March 31, 2004			March 31, 2003			December 31, 2003

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$2,105,468	$26,855	5.13%	$1,920,645	$20,961	4.43%	$2,038,330	$26,395	5.14%
Loans held for sale	3,688,650	54,746	5.97%	2,867,547	45,201	6.39%	3,376,349	54,743	6.43%
Mortgage loans held for investment	5,608,258	58,042	4.16%	2,759,900	35,962	5.28%	5,314,934	59,360	4.43%
Builder construction and income property	506,668	8,039	6.38%	570,886	9,720	6.91%	506,955	8,649	6.77%
Consumer construction	1,140,371	15,995	5.64%	839,772	14,396	6.95%	1,076,853	15,765	5.81%
Investment in Federal Home Loan Bank stock and other	337,478	2,882	3.43%	181,268	1,957	4.38%	317,133	2,917	3.65%

Total interest-earning assets	13,386,893	166,559	5.00%	9,140,018	128,197	5.69%	12,630,554	167,829	5.27%

Other	1,161,479			894,643			1,177,305

Total assets	$14,548,372			$10,034,661			$13,807,859

Interest-bearing deposits	$3,838,511	22,482	2.36%	$2,736,822	21,687	3.21%	$3,579,379	21,929	2.43%
Advances from Federal Home Loan Bank	5,207,135	30,920	2.39%	2,709,008	25,558	3.83%	4,888,567	30,208	2.45%
Other borrowings	3,532,004	19,224	2.19%	2,812,407	17,927	2.59%	3,268,244	17,747	2.15%

Total interest-bearing liabilities	12,577,650	72,626	2.32%	8,258,237	65,172	3.20%	11,736,190	69,884	2.36%

Other	927,400			906,201			1,072,435

Total liabilities	13,505,050			9,164,438			12,808,625
Shareholders’ equity	1,043,322			870,223			999,234

Total liabilities and shareholders’ equity	$14,548,372			$10,034,661			$13,807,859

Net interest income		$93,933			$63,025			$97,945

Net interest spread			2.68%			2.49%			2.91%

Net interest margin			2.82%			2.80%			3.08%

      The net interest margin during the first quarter 2004 was comparable to that of the first quarter 2003 and compressed from fourth quarter 2003. The yield on interest earning assets declined during the first quarter due to high prepayment speeds, and compression of spread in mortgage rates and the 10-year treasury rate. The effect of the prepayments during the period was partially offset by recently acquired higher yielding clean-up call loans. The decrease in cost of funds was largely the result of the repricing of higher interest rate CDs and term FHLB advances to lower rates.

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

	Three Months Ended March 31, 2004 vs. 2003

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$2,209	$3,334	$351	$5,894
Loans held for sale	13,428	(2,994)	(889)	9,545
Mortgage loans held for investment	37,725	(7,635)	(8,009)	22,080
Builder construction and income property	(1,021)	(737)	77	(1,681)
Consumer construction	5,317	(2,715)	(1,003)	1,599
Investment in Federal Home Loan Bank stock and other	1,721	(422)	(370)	925

Total interest income	59,375	(11,169)	(9,844)	38,362
Interest expense
Interest-bearing deposits	8,984	(5,790)	(2,399)	795
Advances from Federal Home Loan Bank	23,979	(9,605)	(9,012)	5,362
Other borrowings	4,774	(2,746)	(731)	1,297

Total interest expense	37,737	(18,141)	(12,142)	7,454

Net interest income	$21,638	$6,972	$2,298	$30,908

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

	March 31, 2004			December 31, 2003

		Effect of Change			Effect of Change
		in Interest Rates			in Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

			(Dollars in thousands)
Cash and cash equivalents	$200,096	$200,096	$200,096	$111,203	$111,203	$111,203
Trading securities	237,024	214,319	263,822	206,484	180,197	228,880
Available for sale securities	2,057,016	2,103,465	1,998,246	1,611,958	1,662,715	1,553,103
Loans held for sale	3,544,675	3,612,181	3,454,695	2,573,248	2,606,028	2,519,059
Loans held for investment	6,716,664	6,753,550	6,645,607	7,396,475	7,448,389	7,304,464
MSRs	414,358	302,239	506,825	443,688	311,777	534,672
Other assets	661,290	674,276	648,298	683,213	697,356	669,062
Derivatives	41,643	14,063	108,659	106,119	91,598	169,246

Total assets	$13,872,766	$13,874,189	$13,826,248	$13,132,388	$13,109,263	$13,089,689

Deposits	$4,772,939	$4,814,835	$4,734,880	$4,367,400	$4,404,900	$4,335,433
Advances from Federal Home Loan Bank	4,790,378	4,822,174	4,757,471	4,949,477	4,979,962	4,919,147
Other borrowings	2,797,939	2,800,060	2,795,610	2,438,695	2,440,538	2,436,665
Other liabilities	160,390	160,493	160,267	156,711	156,800	156,599

Total liabilities	12,521,646	12,597,562	12,448,228	11,912,283	11,982,200	11,847,844

Shareholders’ equity (NPV)	$1,351,120	$1,276,627	$1,378,020	$1,220,105	$1,127,063	$1,241,845

% Change from base case		(5.51)%	1.99%		(7.63)%	1.78%

      The increase in the net present value of equity from December 31, 2003, to March 31, 2004, is primarily due to retained earnings of $44.1 million and improvement in Loans HFI values. The March 31, 2004, results indicate that the Bank is better positioned for rising rates in an up 100 basis point scenario. It should be noted that this analysis does not reflect changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

      The assumptions inherent in our interest rate models include expected valuation changes in an instantaneous and parallel interest rate shock and assumptions as to the degree of correlation between our hedge positions and the hedged assets and liabilities. These assumptions may not accurately predict factors such as the spread-widening or spread-tightening risk that may result from changes in rates on either the Treasury or LIBOR/swap curve and mortgages. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios. These factors include, but are not limited to, expected increases in income associated with the expected increase in production volume that could result from a decrease in interest rates and changes in the asset, liability and derivative mix during interest rate changes. Consequently, the preceding simulation should not be viewed as a forecast, as it is reasonable to expect that actual results will vary significantly from the analyses discussed above.

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

CREDIT RISK AND RESERVES

GENERAL

      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of March 31, 2004.

				Total
		Allowance		Reserves as a	Non-	Net Charge
		For Loan	Credit	Percentage of	Performing	Offs/Net
Type of Loan	Book Value	Losses	Discounts	Book Value	Assets	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$4,697,377	$19,313	$—	0.41%	$14,402	$925
Land and other mortgage	164,981	3,169	—	1.92%	—	—
Builder construction and income property	509,805	12,689	—	2.49%	12,057	—
Consumer construction	1,225,347	9,872	—	0.81%	9,428	76

Total core held for investment loans	6,597,510	45,043	—	0.68%	35,887	1,001
Discontinued product lines(1)	65,514	7,083	—	10.81%	6,431	1,018

Total held for investment portfolio	6,663,024	$52,126	—	0.78%	42,318	2,019

Held for sale portfolio	3,545,240		$13,923	0.39%	39,794	—

Total loans	$10,208,264				82,112	$2,019

Foreclosed assets
Core portfolios					25,547	$(460)
Discontinued product lines					988	217

Total foreclosed assets					26,535	$(243)

Total non-performing assets					$108,647

Total non-performing assets as a percentage of total assets					0.75%

(1)	Discontinued product lines include manufactured home loans and home improvement loans.

      The following tables provide additional comparative data on non-performing assets relative to the allowance for loan losses.

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$14,402	$10,862	$12,414
Land and other mortgage loans	—	2,730	71
Builder construction	12,057	8,541	9,704
Consumer construction	9,428	12,670	8,954

Total portfolio non-performing loans	35,887	34,803	31,143
Discontinued product lines	6,431	9,529	6,449

Total non-performing loans held for investment	42,318	44,332	37,592
Non-performing loans held for sale	39,794	25,734	38,855

Total non-performing loans	82,112	70,066	76,447
Foreclosed assets	26,535	27,871	23,677

Total non-performing assets	$108,647	$97,937	$100,124

Total non-performing assets to total assets	0.75%	1.03%	0.76%

Allowance for loan losses to non-performing loans held for investment	123%	113%	140%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$45,644	$41,314	$44,886
Provision for loan losses	400	1,525	2,250
Charge-offs net of recoveries SFR mortgage loans	(925)	(1,166)	(1,018)
Land and other mortgage loans	—	—	(11)
Consumer construction	(76)	—	(102)
Builder construction	—	(149)	(361)

Charge-offs net of recoveries	(1,001)	(1,315)	(1,492)

Balance, end of period	45,043	41,524	45,644

Discontinued product lines
Balance, beginning of period	7,001	9,447	7,595
Provision for loan losses	1,100	1,575	1,250
Charge-offs net of recoveries	(1,018)	(2,300)	(1,844)

Balance, end of period	7,083	8,722	7,001

Total allowance for loan losses	$52,126	$50,246	$52,645

Annualized charge-offs to average loans	0.15%	0.07%	0.16%
Core portfolio loans only:
Annualized charge-offs to average loans	0.07%	0.05%	0.07%

      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $66.0 million at March 31, 2004, compared to $66.6 million at December 31, 2003. The allowance for loan losses of $52.1 million for loans held for investment at March 31, 2004, represented 0.78% of total loans held for investment. This compares to an allowance for loan losses of $50.2 million, or 1.20% of total loans held for investment, at March 31, 2003. Charge-offs were significantly improved during the first quarter 2004, both in our core and non-core portfolios. Total net charge-offs of $2.0 million for the first quarter 2004 were 44% lower than net charge-offs in the first quarter 2003. This improved credit performance combined with the fact that the substantial loan portfolio growth over the past twelve months consists predominantly of high quality SFR mortgage loans held for investment, which have low expected defaults and loss severities, support a lower ratio of allowance to total loans.

      The ratio of non-performing assets to total assets was 0.75% at March 31, 2004, comparable to 0.76% at December 31, 2003. Total non-performing assets increased from $100.1 million at December 31, 2003 to $108.6 million at March 31, 2004, made up of a $5.7 million increase in non-performing loans and a $2.9 million increase in foreclosed assets. The increase in non-performing loans was driven by a $4.7 million increase in loans held for investment primarily due to two large loans from our builder construction portfolio. We do not expect to incur any losses from these two loans based on subsequent payment performance. The increase of $2.9 million in foreclosed assets was primarily due to foreclosed assets acquired through clean-up calls exercised during the first quarter 2004. Included in the non-performing loans held for investment balance at March 31, 2004 is a matured construction loan in amount of $8.1 million. Given the current value of the collateral and the credit of the guarantor, we do not expect to incur any losses on this loan at this time. The non-performing loans held for sale amounted to $39.8 million at March 31, 2004, approximately 56% of which are attributable to called loans.

      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at March 31, 2004 was $45.0 million or 0.68% of the loan balance, compared to the 0.62% of total loan balance at December 31, 2003.

      With respect to IndyMac’s non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $1.0 million during the first quarter of 2004, down from the $2.3 million of net charge-offs on these portfolios during the first quarter of 2003. After provision for loan losses of $1.1 million, the allocated allowance for loan losses was $7.1 million, or 10.81% of the remaining principal balance of such liquidating portfolios, compared to the 10.07% reserve coverage at December 31, 2003, and coverage of 9.56% at March 31, 2003.

      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines.

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

      With respect to mortgage loans held for sale, IndyMac does not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Market valuation reserve on loans held for sale totaled $13.9 million at March 31, 2004.

SECONDARY MARKET RESERVE

      We generally do not sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that are not in conformity with the representations and warranties we make at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential systemic issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since inception in 1993, the Company has repurchased only a very small amount of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of IndyMac’s diversification of its loan sale channels to whole loan and GSE sales. While sales through these channels generate enhanced cash flows, they tend to have a greater level of representation and warranty risk. The following table shows the amount of loans, including the unpaid principal balance related to indemnity payments to investors in lieu of repurchasing a loan, we have repurchased from each distribution channel, since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$116.4	$57,732	0.20%
Securitization trusts	9.3	45,197	0.02%

Total	$125.7	$102,929	0.12%

      The Company maintains secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. These reserves, which totaled $34.0 million at March 31, 2004, have two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the reserves during the three months ended March 31, 2004.

(Dollars in
thousands)

Balance, December 31, 2003.	$34,000
Additions/provisions	8,486
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(9,096)
Recoveries on previous claims	610

Balance, March 31, 2004.	$34,000

      Reserve levels are a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, we believe that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. Changes in the level of provision to this reserve impacts the overall gain on sale margin from quarter to quarter. The entire balances of our secondary market reserves are included on the consolidated balance sheets as a component of other liabilities.

OPERATING EXPENSES

      A summary of operating expenses follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2004	2003	2003

	(Dollars in thousands)
Salaries and related	$63,038	$53,094	$55,706
Premises and equipment	9,593	8,306	9,864
Loan purchase costs	7,307	7,058	6,872
Professional services	5,073	4,610	5,429
Data processing	8,591	6,764	9,911
Office	5,979	5,260	5,509
Advertising and promotion	8,856	6,064	7,454
Operations and sale of foreclosed assets	2,135	956	1,316
Other	4,626	3,546	4,845

	$115,198	$95,658	$106,906

      General and administrative expenses, including salaries, increased during the quarter ended March 31, 2004, to $115.2 million, compared to $95.7 million during the same period in 2003. The increase was largely driven by increases in salaries and infrastructure and technology related expenses as a result of the Company’s increased mortgage loan production and operational expansions. Mortgage loan production increased 9% year over year, from $6.6 billion for the quarter ended March 31, 2003, to $7.1 billion for the quarter ended March 31, 2004. In a continuing effort to penetrate the market and gain market share, the Company also incurred costs to expand its sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and improving its conversion of loan submissions to fundings. As a result of the increased production volume and investments made in sales and customer service, the Company’s average full-time equivalent employees increased during the year by 19%, from 3,286 during the quarter ended March 31, 2003 to 3,921 during the quarter ended March 31, 2004. Additionally, the Company continues to increase its investment in direct marketing costs to further promote its new product offerings, subprime and HELOC products. Furthermore, during 2003 the Company made investments in data processing costs to (1) enhance its quality controls and compliance structure to ensure continued improvement in asset quality and support the growth of higher margin products; (2) strengthen its technology platform; and (3) enhance its customer service response performance.

DIVIDEND POLICY

      IndyMac’s Board of Directors declared a cash dividend of $0.30 per share for the second quarter of 2004, up 20% from the dividend declared and paid in the first quarter of this year. The cash dividend is payable June 10, 2004, to shareholders of record on May 13, 2004.

FUTURE OUTLOOK

      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last 2 decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. We believe, based on our confidence in our employees, hybrid thrift/ mortgage banking business model, capital strength and ability to gain market share, that we are positioned to grow earnings per share at a compounded growth rate of approximately 15% over the long run, or approximately double the rate of the industry. In fact, IndyMac’s historical track record has exceeded this target over the last eleven years with compounded annual growth of 27% under its current management team.

      With that said, the past three years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs as a result of historically low interest rates, which led to record refinancing of mortgages. The industry is in the midst of a major transition from these historic highs back to more normalized levels. The Mortgage Bankers Association of America is projecting that industry production will decline 33% in 2004. Given the significant industry transition, IndyMac expects that its earnings per share in 2004 will lag its long-term growth rate as we make this transition.

      Declining interest rates in February gave rise to a mini refinance boom during the first quarter, translating to an improvement in the overall industry volumes and led to the significant increase in our pipeline of loans in process which will result in increased production volumes in the second quarter. However, economic indicators are now pointing to an improving economy and accordingly interest rates have significantly increased from those earlier lows. The volatility in interest rates continues to make forecasting more challenging and less precise. What does seem increasingly clear at this point is that while the overall industry volumes may be somewhat higher than originally anticipated at the start of the year, our industry will continue its transition to more normal levels over the course of this year. Given IndyMac’s performance in the first quarter, our strong pipeline as we enter the second quarter and our expectations for the remainder of this year, we now expect that earnings per share will range from $3.10 to $3.30 in 2004, a modest improvement in our outlook from three months earlier.

      The 2004 earnings projection above represents a proforma number that excludes the impact to earnings and EPS for a prospective change in industry accounting for rate locks pursuant to Staff Accounting Bulletin (SAB) 105 published by the SEC during the first quarter with an effective implementation date of April 1, 2004. This change delays the revenue recognition on the pipeline of rate locks and funded loans by approximately one quarter and will have a one-time negative effect on earnings during the second quarter of this year. The impact of this change in accounting in the second quarter of this year is expected to range from $24 million to $27 million after tax, or $0.40 to $0.45 per share. IndyMac plans to report both GAAP and proforma EPS in the second quarter so that results can be evaluated on a consistent accounting basis. This change has no economic impact on IndyMac’s business or operations.

      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-Q entitled “Forward Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      During the quarter ended March 31, 2004, we had average total liquidity of $984.4 million, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

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

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended March 31, 2004, we sold our loans through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. If any of our sales channels were disrupted, our liquidity could be negatively impacted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.

Deposits/Retail Bank

      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 10 branches in Southern California, telebanking and Internet channels. Through our Web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information and pay their bills conveniently from any computer terminal.

      Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit and individual retirement accounts.

      The following table sets forth the balance of deposits, by deposit category, as of the following period ends.

	March 31, 2004		March 31, 2003		December 31, 2003

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Non-interest-bearing checking	$48,231	1%	$40,221	1%	$44,353	1%
Interest-bearing checking	42,727	1%	42,068	1%	39,761	1%
Savings	1,637,665	34%	932,141	27%	1,515,771	35%
Custodial accounts	658,387	14%	557,041	16%	528,724	12%

Total core deposits	2,387,010	50%	1,571,471	45%	2,128,609	49%
Certificates of deposit	2,362,759	50%	1,904,710	55%	2,222,164	51%

Total deposits	$4,749,769	100%	$3,476,181	100%	$4,350,773	100%

      The increase in our savings deposits from $1,515.8 million at December 31, 2003 to $1,637.7 million at March 31, 2004, is mainly due to our continuing offer of the top tier money market products.

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	March 31, 2004		March 31, 2003		December 31, 2003

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$1,780,396	37%	$1,402,724	40%	$1,717,314	39%
Telebanking	462,997	11%	478,338	14%	463,755	11%
Internet	523,622	10%	398,242	12%	555,029	13%
Money desk	1,324,367	28%	639,836	18%	1,085,951	25%
Custodial	658,387	14%	557,041	16%	528,724	12%

Total deposits	$4,749,769	100%	$3,476,181	100%	$4,350,773	100%

      Included in deposits at March 31, 2004, and December 31, 2003, were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $658.4 million and $528.7 million, respectively.

Advances from Federal Home Loan Bank

      The Federal Home Loan Bank system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, the Bank is approved for collateralized advances of up to $5.8 billion, of which $4.8 billion were outstanding at March 31, 2004. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. In both the months of July and December 2003, we issued an additional $30 million of trust preferred securities, yielding 6.05% and 6.30%, respectively. The proceeds of these securities will also be used in operations. These securities did not contain any warrants on IndyMac Bancorp common stock.

      Upon the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. Trust preferred debentures, representing the liabilities due from IndyMac Bancorp to IndyMac Capital Trusts, amounted to $183.8 million and $183.6 million at March 31, 2004, and December 31, 2003, respectively. These debentures are included in Other Borrowings on the consolidated balance sheets.

Other Borrowings, Excluding Trust Preferred Debentures

      Other borrowings, excluding trust preferred debentures, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $3,392.7 million at March 31, 2004, from $2,438.5 million at December 31, 2003. The increase of $954.2 million was primarily the result of additional draws on our credit facilities to fund mortgage loan originations, the issuance of $500 million non-recourse AAA-rated HELOC-backed notes during the first quarter 2004, and reductions of other borrowings that previously financed HELOC loans. Additionally, we continued to use borrowed funds to fund mortgage loans originated during the three months ended March 31, 2004.

      At March 31, 2004, we had $3.9 billion in committed financing facilities, of which $2.2 billion was utilized. For the first quarter 2004, we had an average of $707.5 million in operating liquidity available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of March 31, 2004, we believe we were in compliance with all representations, warranties and financial covenants under our borrowing facilities.

PRINCIPAL USES OF CASH

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale and trading securities included as components of net cash provided by (used in) operating activities totaled $1.4 million during the first quarter 2004 and $(131.0) million during first quarter 2003. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $112.2 million and $53.3 million for the quarters ended March 31, 2004 and 2003, respectively. During the third quarter 2003, the Company started to purchase swaptions and more caps and floors to hedge certain liabilities and servicing-related assets. The net (increase) decrease in premiums for these derivative instruments totaled $26.6 million and $(14.5) million for the quarters ended March 31, 2004 and 2003, respectively. The net cash provided by the Company’s operating activities before the activities for trading securities, loans held for sale and purchase of derivative instruments amounted to $85.6 million and $67.9 million for the quarters ended March 31, 2004 and 2003, respectively.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss was $(36.7) million at March 31, 2004, compared to $(26.5) million at December 31, 2003. This change was the net result of the decline in fair value of certain interest rate swaps and swaptions designated as cash flow hedges of floating rate borrowings exceeded the underlying gain in securities classified as available for sale. It should be noted that accumulated other comprehensive loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated Other Comprehensive Loss is not a component of the determination of regulatory capital.

REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that the Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk-weighted assets. This particular condition expired on July 1, 2003, and the Bank has committed to the OTS to maintain total risk-based capital and Tier 1 risk-based capital (core capital minus the deduction for low-level recourse and residual interests) equal to at least 10% and 6%, respectively, of total risk-weighted assets. As of March 31, 2004, the Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. During the fourth quarter of 2003, the Company revised its approach to conform to this guidance, and this revised approach was accepted by the OTS. Whereas, in the past, subprime loans were determined based on increasing risk levels using secondary marketing and rating agency securitization models, the revised approach now generally classifies as subprime all loans in a first lien position with a FICO score less than 620 and all loans in a second lien position with a FICO score less than 660. As of December 31, 2003, loans meeting this revised definition were supported by capital equal to two times that of similar prime assets. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. As of March 31, 2004, subprime loans totaled $585.8 million as calculated for regulatory reporting purposes, of which $445.5 million were loans held for sale.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at March 31, 2004. The impact of the additional risk weighting criteria related to subprime loans had the effect of reducing IndyMac’s total risk-based capital by 64 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	7.50%	7.50%	2.00%
Tier 1 core	7.50%	7.50%	5.00%
Tier 1 risk-based	12.67%	12.05%	6.00%
Total risk-based	13.25%	12.61%	10.00%

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

SHARE REPURCHASES

      In June of 1999, our Board of Directors approved a $100 million share repurchase program, which has since been amended to increase to $500 million and include a special repurchase of 3,640,860 shares from Countrywide Credit Industries, Inc. From the share repurchase program’s inception through December 31, 2002, we repurchased 28 million shares in open market transactions and from Countrywide at an average price of approximately $18.02 per share, for an aggregated investment of $504.4 million. At March 31, 2004, we had $63.6 million of remaining capacity to repurchase under the current authorization from the Board of Directors. No share repurchases under this program were made during the first quarter 2004.

      From time to time, we also repurchase shares from certain employees and officers under the Company’s internal benefit programs. The following table summarizes the share repurchase activities from our employees and officers during the first quarter of 2004:

	January	February	March	Total

Number of Shares	15,275	—	2,177	17,452
Weighted Average Price Per Share	$29.84	—	$35.23	$30.51

OFF-BALANCE SHEET ARRANGEMENTS

      In the ordinary course of our business, we engage in financial transactions that are not recorded on our balance sheet. These transactions are structured to manage our interest rate, credit or liquidity risks, diversify funding sources or to optimize our capital.

      Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales in accordance with SFAS 140, which involves the transfer of the mortgage loans to “qualifying special-purpose entities” that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. We also, generally, have the right to repurchase mortgage loans from the special-purpose entity if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

      In connection with loan sales that are securitization transactions, there are $22.5 billion in loans owned by off-balance sheet trusts as of March 31, 2004. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions.

      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only strips and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet.

      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

      The following table summarizes our material contractual obligations as of March 31, 2004. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. There have been no material changes outside the ordinary course of our business in any specified contractual obligations during the first quarter 2004.

	Payment Due

	April 1, 2004	January 1,	January 1,
	through	2005 through	2008 through	After
	December 31,	December 31,	December 31,	December 31,
	2004	2007	2009	2009	Total

	(In thousands)
Deposits without a stated maturity	$2,387,010	$—	$—	$—	$2,387,010
Custodial Accounts and Certificates of Deposits	1,610,280	746,807	5,672	—	2,362,759
FHLB Advances	3,654,923	875,000	230,000	—	4,759,923
Repurchase Agreements	2,894,573	—	—	—	2,894,573
HELOC Notes	—	497,964	—	—	497,964
CMOs	—	—	—	203	203
Trust Preferred	—	—	—	183,798	183,798
Accrued Interest Payable	29,119	—	—	—	29,119
Deferred Compensation	—	—	—	23,631	23,631
Operating Leases	9,214	36,601	18,469	6,616	70,900
Purchase Obligations	5,852	13,883	—	—	19,735

Total	$10,590,971	$2,170,255	$254,141	$214,248	$13,229,615

      A schedule of significant commitments at March 31, 2004, follows:

Payment Due

(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to exercising clean up calls	$242,745
Undisbursed loan commitments:
Builder construction	507,306
Consumer construction	939,064
HELOCs	503,166
Letters of credit	8,466

      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993, through March 31, 2004, we have sold $102.9 billion in loans, and repurchased $125.7 million loans, or 0.12% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels, which is included in other liabilities in the consolidated balance sheets. The balance in this reserve totaled $34 million at March 31, 2004. See the caption “Secondary Market Reserve” above for further information.

KEY OPERATING RISKS

      Like all businesses, we assume a certain amount of risk in order to earn returns on our capital. The following is a summary discussion of key operating risks. For further information on these and other key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2003.

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

VALUATION RISK

      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of third party market quotations or sale information to value such assets. The assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 4% of total assets and 61% of total equity at March 31, 2004. The fair value of these assets could vary significantly as market conditions change.

CREDIT RISK

      A significant portion of our Investment Portfolio consists of prime residential SFR loans held for investment, and non-investment grade securities and residuals collateralized by mortgage loans. We also provide construction lending to consumers and developers to build residential properties which have a higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At March 31, 2004, the book value of these non-core portfolios was $58.4 million, net of reserves.

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

LIQUIDITY RISK/ ACCESS TO CAPITAL MARKETS

      We finance a substantial portion of our assets through deposits insured by the FDIC and through borrowings from the FHLB. We also obtain financing from investment and commercial banks. There is no guarantee that these sources of funds will continue to be available to us, or that our borrowings can be refinanced upon maturity, although we are not aware of any trends, events or uncertainties that we believe are reasonably likely to cause a decrease in our liquidity from these sources.

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

      The Company’s financial condition and results of operations are reported in accordance with U.S. GAAP. While not impacting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board could impact our operational results as reported under U.S. GAAP.

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

CRITICAL ACCOUNTING POLICIES

      Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified six policies, that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of our financial statements. These policies relate to (a) the valuation of AAA-rated and agency interest-only strips; (b) the valuation of MSRs; (c) the valuation of non-investment grade securities and residuals; (d) derivatives and other hedging instruments; (e) the methodology for determining our allowance for loan losses; and (f) the valuation of our secondary market reserve. Management discusses these critical accounting policies and related judgments with IndyMac’s audit committee and external auditors on a quarterly basis. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on the Company’s critical accounting policies and the impact of SAB No. 105 on our accounting policy for rate lock loan commitments, refer to IndyMac’s annual report on

Form 10-K for the year ended December 31, 2003 and Note 2 — Newly Issued Accounting Pronouncements, accompanying to the consolidated financial statements on page 53.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      See “Overall Interest Rate Risk Management” above for quantitative and qualitative disclosure about market risk on page 36.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$200,863	$115,485
Securities classified as trading ($107.0 million and $70.9 million pledged as collateral for borrowings at March 31, 2004 and December 31, 2003, respectively)	251,006	223,632
Mortgage-backed securities and agency notes available for sale, amortized cost of $2.6 billion and $1.6 billion at March 31, 2004 and December 31, 2003, respectively ($2.1 billion and $1.5 billion pledged as collateral for borrowings at March 31, 2004 and December 31, 2003, respectively)	2,655,696	1,613,974
Loans receivable:
Loans held for sale
Prime	2,993,512	2,196,488
Subprime	381,287	295,008
Consumer lot loans	156,518	81,752

Total loans held for sale	3,531,317	2,573,248

Loans held for investment
SFR mortgage	4,440,540	4,945,439
Consumer construction	1,225,347	1,145,526
Builder construction	500,490	484,397
HELOC	322,351	711,494
Land and other mortgage	164,981	126,044
Income property	9,315	36,285
Allowance for loan losses	(52,126)	(52,645)

Total loans held for investment	6,610,898	7,396,540

Total loans receivable ($7.8 billion and $7.6 billion pledged as collateral for borrowings at March 31, 2004 and December 31, 2003, respectively)	10,142,215	9,969,788

Mortgage servicing rights	414,358	443,688
Investment in Federal Home Loan Bank stock, at cost	287,736	313,284
Interest receivable	60,928	51,758
Goodwill and other intangible assets	33,509	33,697
Foreclosed assets	26,535	23,677
Other assets	422,993	451,408

Total assets	$14,495,839	$13,240,391

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$4,749,769	$4,350,773
Advances from Federal Home Loan Bank	4,759,923	4,934,911
Other borrowings	3,576,538	2,622,094
Other liabilities	354,305	315,182

Total liabilities	13,440,535	12,222,960

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 86,953,278 shares (57,781,587 outstanding) at March 31, 2004, and issued 85,914,552 shares (56,760,313 outstanding) at December 31, 2003.	869	859
Additional paid-in-capital	1,064,900	1,043,856
Accumulated other comprehensive loss	(36,724)	(26,454)
Retained earnings	546,030	518,408
Treasury stock, 29,171,691 shares and 29,154,239 shares at March 31, 2004, and December 31, 2003, respectively	(519,771)	(519,238)

Total shareholders’ equity	1,055,304	1,017,431

Total liabilities and shareholders’ equity	$14,495,839	$13,240,391

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
	(In thousands,
	except per share data)
Interest income
Mortgage-backed and other securities	$26,855	$20,961
Loans held for sale
Prime	44,331	37,425
Subprime	8,508	6,243
Consumer lot loans	1,907	1,533

Total loans held for sale	54,746	45,201
Loans held for investment
SFR mortgage	49,218	29,514
Consumer construction	15,995	14,396
Builder construction	7,526	8,601
HELOC	6,359	4,147
Land and other mortgage	2,464	2,301
Income property	514	1,119

Total loans held for investment	82,076	60,078
Other	2,882	1,957

Total interest income	166,559	128,197
Interest expense
Deposits	22,482	21,687
Advances from Federal Home Loan Bank	30,920	25,558
Borrowings	19,224	17,927

Total interest expense	72,626	65,172

Net interest income	93,933	63,025
Provision for loan losses	1,500	3,100

Net interest income after provision for loan losses	92,433	59,925
Other income
Gain on sale of loans	83,668	83,784
Service fee (loss) income	(3,144)	2,383
Loss on mortgage-backed securities, net	(4,987)	(6,910)
Fee and other income	16,722	17,727

Total other income	92,259	96,984

Net revenues	184,692	156,909
Other expense
Operating expenses	115,198	95,658
Amortization of other intangible assets	188	231

Total other expense	115,386	95,889

Earnings before provision for income taxes	69,306	61,020
Provision for income taxes	27,376	24,103

Net earnings	$41,930	$36,917

Earnings per share
Basic	$0.74	$0.67
Diluted	$0.70	$0.66
Weighted average shares outstanding
Basic	56,997	54,827
Diluted	59,791	55,979
Dividend Declared per Share	$0.30	$0.10

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-In-	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Unaudited)

	(Dollars in thousands)
Balance at December 31, 2002	54,829,486	$840	$1,007,936	$(17,747)	$377,707		$(518,771)	$849,965
Common stock options exercised	222,020	3	3,313	—	—	$—	—	3,316
Directors’ and officers’ notes receivable	—	—	25	—	—	—	—	25
Deferred compensation, restricted stock	161,696	—	489	—	—	—	—	489
Net loss on mortgage- backed securities available for sale, net of tax	—	—	—	(558)	—	(558)	—	(558)
Net unrealized loss on derivatives used in cash flow hedges, net of tax	—	—	—	(1,475)	—	(1,475)	—	(1,475)
Purchases of common stock	(21,712)	—	—	—	—	—	(406)	(406)
Cash dividends	—	—	—	—	(5,490)	—	—	(5,490)
Net earnings	—	—	—	—	36,917	36,917	—	36,917

Total comprehensive income	—	—	—	—	—	$34,844	—	—

Balance at March 31, 2003	55,191,490	$843	$1,011,763	$(19,780)	$409,134		$(519,177)	$882,783

Balance at December 31, 2003	56,760,313	$859	$1,043,856	$(26,454)	$518,408		$(519,238)	$1,017,431
Common stock options exercised	944,774	10	20,507	—	—	$—	—	20,517
Directors’ and officers’ notes receivable	—	—	33	—	—	—	—	33
Deferred compensation, restricted stock	93,952	—	504	—	—	—	—	504
Net gain on mortgage- backed securities available for sale, net of tax	—	—	—	11,849	—	11,849	—	11,849
Net unrealized loss on derivatives used in cash flow hedges, net of tax	—	—	—	(22,119)	—	(22,119)	—	(22,119)
Purchases of common stock	(17,452)	—	—	—	—	—	(533)	(533)
Cash dividends	—	—	—	—	(14,308)	—	—	(14,308)
Net earnings	—	—	—	—	41,930	41,930	—	41,930

Total comprehensive income	—	—	—	—	—	$31,660	—	—

Balance at March 31, 2004	57,781,587	$869	$1,064,900	$(36,724)	$546,030		$(519,771)	$1,055,304

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$41,930	$36,917
Adjustments to reconcile net earnings to net cash (used in) operating activities:
Total amortization and depreciation	43,313	49,893
Provision for valuation adjustment of mortgage servicing rights	53,433	1,112
Gain on sale of loans	(83,668)	(83,784)
Loss on mortgage-backed securities, net	4,987	6,910
Provision for loan losses	1,500	3,100
Net decrease (increase) in other assets and liabilities	24,076	53,731

Net cash provided by operating activities before activity for trading securities, premiums paid for derivative instruments and loans held for sale	85,571	67,879
Net (purchases of) and payment from trading securities	(5,199)	527,366
Net decrease (increase) on premiums for derivative instruments	26,613	(14,544)
Net purchases of loans held for sale	(1,025,454)	(658,369)

Net cash (used in) operating activities	(918,469)	(77,668)

Cash flows from investing activities:
Net (purchase of) payments from loans held for investment	(44,928)	24,900
Net (purchases of) and payments from mortgage-backed securities available for sale	(151,562)	184,193
Net decrease (increase) in investment in Federal Home Loan Bank stock, at cost	25,548	(37,390)
Net purchases of property, plant and equipment	(9,192)	(5,096)

Net cash (used in) provided by investing activities	(180,134)	166,607

Cash flows from financing activities:
Net increase in deposits	398,996	335,679
Net (decrease) increase in advances from Federal Home Loan Bank	(175,000)	600,914
Net increase (decrease) in borrowings	954,276	(1,089,776)
Net proceeds from stock options and notes receivable	20,550	3,829
Cash dividends paid	(14,308)	(5,490)
Purchases of common stock	(533)	(406)

Net cash provided by (used in) financing activities	1,183,981	(155,250)

Net increase (decrease) in cash and cash equivalents	85,378	(66,311)
Cash and cash equivalents at beginning of period	115,485	196,720

Cash and cash equivalents at end of period	$200,863	$130,409

Supplemental cash flow information:
Cash paid for interest	$63,121	$63,639

Cash paid for income taxes	$4,443	$1,061

Supplemental disclosure of noncash investing and financing activities:
Net transfer of loans held for sale to (from) loans held for investment	$195,037	$261,833

Net transfer of loans held for investment to mortgage-backed securities available for sale	$500,012	$—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
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

      The consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank®, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2 — Newly Issued Accounting Pronouncement

      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company will adopt this new standard prospectively as of April 1, 2004. Under the new accounting guidance, the Company will no longer recognize any revenue at the inception of the rate lock. Profits inherent in the rate lock will be recognized at the time of the underlying loans are sold. The implementation of the standard is expected to have a one-time negative impact on gain on sales totaling approximately $24 to $27 million after tax in the second quarter of 2004. This amount is an estimate based on our current estimate of rate lock volume in the second quarter. The ultimate amount of the impact will be affected by actual rate lock volumes in the second quarter, as well as profit margins on such rate locks and the volume of loan sales during the quarter. The ultimate amount of the impact will not be known until the end of the second quarter. This accounting change affects the timing of revenue recognition and offsetting mark-to-market gains and losses, generally by one quarter or less, but not the ultimate amount of revenue recognized over time.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Securities

      The following table details our securities classified as trading and securities available for sale as of March 31, 2004, and December 31, 2003.

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
Securities Classified as Trading:
AAA-rated and agency interest-only strips	$149,152	$146,179
AAA-rated principal-only securities	43,270	8,518
Other investment grade securities	9,048	8,922
Other non-investment grade securities	1,588	1,760
Non-investment grade residual securities	47,948	58,253

Total	$251,006	$223,632

Mortgage-Backed Securities and Agency Notes Classified as Available for Sale:
AAA-rated non-agency securities	$2,576,496	$1,407,984
AAA-rated agency securities	21,288	25,193
AAA-rated agency notes	—	143,689
Other investment grade securities	23,325	26,926
Other non-investment grade securities	16,903	10,182
Non-investment grade HELOC residual securities	17,684	—

Total	$2,655,696	$1,613,974

      The significant increase in AAA-rated non-agency securities from $1.4 billion at December 31, 2003 to $2.6 billion at March 31, 2004 was primarily due to the reclassification of approximately $500 million HELOC loans to securities and the retention of a $346 million senior note from our SFR mortgage loans held for investment securitization during the first quarter 2004.

Note 4 — Segment Reporting

      IndyMac operates through its four main segments: IndyMac Mortgage Bank, IndyMac Consumer Bank, Home Equity Division, and Investment Portfolio Group. IndyMac Mortgage Bank is centered on providing consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, financial institutions, real estate professionals and homebuilders. The Home Equity Division was previously included in the IndyMac Consumer Bank segment and has been designated as a separate operating segment this quarter as this unit is now evaluated directly by our CEO in deciding resource allocations and assessing performance. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. The Home Equity Division is a product focused division that supports the production of home equity products through all of IndyMac’s relationship and consumer direct production channels. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential mortgages, mortgage-backed securities and mortgage servicing rights, it serves a critical support function for IndyMac’s mortgage lending operations.

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

      Segment information for the three months ended March 31, 2004 and 2003, was as follows:

	IndyMac	IndyMac	Home	Investment
	Mortgage	Consumer	Equity	Portfolio
	Bank	Bank	Division	Group	Other	Consolidated

	(Dollars in thousands)
Three months ended March 31, 2004
Net interest income (expense)	$49,705	$10,481	$746	$42,393	$(9,392)	$93,933
Net revenues (loss)	117,512	34,870	1,088	44,888	(13,666)	184,692
Net earnings (loss)	39,251	5,873	107	19,798	(23,099)	41,930
Assets as of March 31, 2004	$4,928,905	$564,555	$578,981	$7,824,628	$598,770	$14,495,839
Three months ended March 31, 2003
Net interest income (expense)	$45,793	$7,652	$(208)	$18,343	$(8,555)	$63,025
Net revenues (loss)	118,081	34,846	350	19,550	(15,918)	156,909
Net earnings (loss)	45,161	8,548	(339)	5,960	(22,413)	36,917
Assets as of March 31, 2003	$3,710,148	$647,990	$39,547	$4,724,595	$354,312	$9,476,592

Note 5 — Stock-Based Compensation

      We have two stock incentive plans, the 2002 Incentive Plan, as amended and restated, and the 2000 Stock Incentive Plan, as amended (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Options and awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands,
	except per share data)
Net Earnings
As reported	$41,930	$36,917
Stock-based compensation expense	(2,885)	(5,010)
Tax effect	1,140	1,979

Pro forma	$40,185	$33,886

Basic Earnings Per Share
As reported	$0.74	$0.67
Pro forma	$0.71	$0.62
Diluted Earnings Per Share
As reported	$0.70	$0.66
Pro forma	$0.67	$0.61

      In addition, during the three months ended March 31, 2004 and 2003, we recognized compensation expense of $504 thousand ($305 thousand, net of taxes) and $489 thousand ($296 thousand, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

Note 6 — Defined Benefit Pension Plan Net Periodic Cost

      The Company provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees hired prior to January 1, 2003. The net periodic benefit cost of our DBP Plan, which is based on actuarial assumptions, is presented in the following table for the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,

	2004	2003

	(Dollars in
	thousands)
Service cost	$1,209	$932
Interest cost	323	222
Expected return on assets	(294)	(165)
Amortization of net (gain) loss	73	47
Amortization of prior service cost	14	14

Net periodic benefit costs	$1,325	$1,050

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actuarial assumptions used in accounting for the net periodic cost at March 31, 2004 and 2003 were as follows:

	Three Months
	Ended March 31,

	2004	2003

Assumed discount rate	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%

      The Company is expected to contribute $6 million to the DBP Plan in 2004, which will be made as a one lump sum payment later in the year. No contribution was made during the quarter ended March 31, 2004.

Note 7 — Legal Matters

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

ITEM 4.     CONTROLS AND PROCEDURES

      As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

4.1	2000 Stock Incentive Plan, as amended
4.2	2002 Incentive Plan, as amended and Restated as of March 4, 2003, as amended
10.1	Employment Agreement dated March 15, 2004 between IndyMac Bank and John DelPonti.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company furnished a report on Form 8-K on January 29, 2004. Items included: Item 9. Regulation FD Disclosure, and Item 12. Disclosure of Results of Operations and Financial Condition — Press Release announcing results of operations and financial condition for the quarter ended December 31, 2003 and related webcast presentation.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on April 27, 2004.

INDYMAC BANCORP, INC. (Registrant)

By:	/s/ MICHAEL W. PERRY Michael W. Perry Chairman of the Board of Directors and Chief Executive Officer
By:	/s/ SCOTT KEYS Scott Keys Executive Vice President and Chief Financial Officer