Form 10-Q
period 2004-06-30
INDYMAC BANCORP INC
filed 2004-07-30
CIK 773468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8972

IndyMac Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 North Lake Avenue Pasadena, California (Address of principal executive offices)	91101-7211 (Zip Code)

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

Common stock outstanding as of July 26, 2004: 61,246,075 shares

FORM 10-Q QUARTERLY REPORT

For the Period Ended June 30, 2004

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our projected financial condition and results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “goal,” “target” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties that could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2003.

      References to “IndyMac Bancorp” or “the Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three and six months ended June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). In SAB No. 105, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. Profits inherent in the rate lock will be recognized at the time of the sale of the underlying loan. The Company adopted this standard effective April 1, 2004, which affected the second quarter 2004 gain on sale of loans with a one-time negative impact of $52.2 million before-tax, or $31.6 million after-tax.

      In the table below, in addition to the financial information presented in accordance with generally accepted accounting principles (“GAAP”), we have presented certain pro forma non-GAAP financial measures that are marked with footnote (1). These pro forma non-GAAP financial measures are calculated based on the GAAP gain on sale of loans but adjusted to exclude the effect of the SAB No. 105 change in accounting principle related to rate lock commitments described above. We believe these pro forma non-GAAP financial measures provide useful information to investors in evaluating and comparing our financial condition and results of operations on a consistent basis from period to period, and it is on this basis that our management internally assesses our performance. Further, while the calculation of segment measures for internal performance evaluation remains unchanged, the effect of the change in rate lock accounting has been reflected in two separate columns of the segment table in the “Our Business” section at page 5.

      Although we believe these pro forma non-GAAP financial measures are useful to the investors, they should not be considered a substitute for, or superior to, GAAP results.

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2004	2003	2004	2004	2003

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$104	$61	$92	$196	$121
Gain on sale of loans	66	102	84	150	186
Other (loss) income	(11)	11	9	(2)	24
Net revenues	159	173	185	344	330
Operating expenses	121	105	115	236	200
Net earnings	23	41	42	65	78
Basic earnings per share	0.39	0.75	0.74	1.13	1.43
Diluted earnings per share	$0.38	$0.73	$0.70	$1.08	$1.39
Pro Forma Income Statement Items Excluding the Effect of the Change in Accounting Principle in the Current Period
Gain on sale of loans(1)	$118	$102	$84	$202	$186
Net revenues(1)	211	173	185	396	330
Net earnings(1)	55	41	42	96	78
Basic earnings per share(1)	0.94	0.75	0.74	1.68	1.43
Diluted earnings per share(1)	$0.90	$0.73	$0.70	$1.60	$1.39
Other Per Share Data
Dividends paid per share	0.30	0.10	0.25	0.55	0.20
Book value per share at end of quarter	19.35	16.48	18.26	19.35	16.48
Closing price per share	$31.60	$25.42	$36.29	$31.60	$25.42
Average Common Shares (in thousands)
Basic	58,137	55,015	56,997	57,548	54,922
Diluted	60,588	56,711	59,791	60,180	56,345
Performance Ratios
Return on average equity (annualized)(1)	19.46%	18.34%	16.16%	17.88%	17.79%
Return on average assets (annualized)(1)	1.29%	1.52%	1.16%	1.23%	1.51%
Dividend payout ratio(1,2)	33.33%	13.70%	35.71%	34.38%	14.39%
Net interest income to pretax income(1)	118.65%	98.74%	135.53%	125.99%	100.88%
Average cost of funds	2.29%	2.94%	2.32%	2.30%	3.07%
Net interest margin	2.75%	2.73%	2.83%	2.78%	2.76%
Efficiency ratio(1,3)	56%	58%	62%	59%	59%
Capital to net revenue ratio(1,4)	131%	125%	140%	135%	130%
Capital adjusted efficiency ratio(1,5)	74%	73%	87%	80%	77%
Operating expenses to loan production	1.24%	1.28%	1.61%	1.40%	1.36%

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2004	2003	2004	2004	2003

	(Dollars in millions, except per share data)
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$15,669	$9,909	$13,370	$14,519	$9,525
Average equity	$1,127	$905	$1,043	$1,085	$887
Debt to equity ratio(6)	12.1:1	10.7:1	12.7:1	12.1:1	10.7:1
Core capital ratio(7)	7.65%	8.53%	7.50%	7.65%	8.53%
Risk-based capital ratio(7)	13.10%	14.46%	13.25%	13.10%	14.46%
Non-performing assets to total assets	0.73%	0.88%	0.75%	0.73%	0.88%
Allowance for loan losses to total loans held for investment	0.76%	1.09%	0.78%	0.76%	1.09%
Allowance for loan losses and other reserves to non-performing loans	78%	97%	80%	78%	97%
Allowance for loan losses to annualized net charge-offs	522%	176%	645%	580%	233%
Provision for loan losses to net charge-offs	127%	97%	74%	103%	93%
Provision to net charge-offs (core loan portfolio)(8)	117%	120%	40%	86%	119%
Other Selected Items
Loans serviced for others(9)	$34,618	$29,858	$32,122	$34,618	$29,858
Loan production(10)	9,727	8,193	7,146	16,873	14,778
Pipeline of mortgage loans in process	5,179	6,929	5,949	5,179	6,929
Loans sold	$7,638	$6,336	$4,907	$12,524	$11,860
Net margin on sale of loans(1)	1.55%	1.61%	1.71%	1.61%	1.57%

(1)	For the three and six months ended June 30, 2004, the data is presented on a pro forma basis excluding the effect of a one-time deferral of gain on sale of loans revenue of $52.2 million before-tax or $31.6 million after-tax pursuant to the change in accounting principle for rate lock commitments under SAB No. 105. A full reconciliation between the pro forma and GAAP amounts, with the relevant performance ratios, is included in the segment table on page 6.

(2)	Dividends declared per common share as a percentage of diluted earnings per share.

(3)	Defined as operating expenses divided by net interest income and other income.

(4)	Average equity divided by net interest income and other income.

(5)	Efficiency ratio multiplied by the capital to net revenue ratio.

(6)	Debt includes deposits.

(7)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk-based capital ratio is based on the regulatory standard risk weighting. With IndyMac Bank’s additional subprime risk weightings, the ratios are 12.47%, 13.22% and 12.61% for the quarters ended June 30, 2004, June 30, 2003 and March 31, 2004, respectively.

(8)	Represents the total loan portfolio excluding amounts of loans from discontinued product lines.

(9)	Represents the unpaid principal balance on loans sold with servicing retained by IndyMac.

(10)	Includes newly originated commitments on construction loans.

OVERALL RESULTS

      IndyMac continued to demonstrate strong execution on its strategies focused on single-family residential mortgage lending during the second quarter of 2004. The Company achieved record mortgage production and pro forma earnings during the quarter while the overall mortgage industry, according to the July Mortgage Finance Forecast published by the Mortgage Bankers Association (“MBA”) was 29% below its mid-year 2003 peak level. Based on the MBA’s Mortgage Finance Forecast dated July 14, 2004, IndyMac’s mortgage market share was up 66% over the second quarter of 2003. IndyMac’s pro forma earnings per share of $0.90 were up 23% over the second quarter of 2003. Comparing second quarter 2004 to second quarter 2003, pro forma net revenues increased 22% and operating expenses increased 16%, resulting in pro forma net earnings of $54 million, up 32% over the prior year. In addition, the Company continued to deploy capital to facilitate balance sheet growth and achieved record total assets of $15.5 billion as of June 30, 2004.

      The second quarter 2004 pro forma revenues, earnings, and earnings per share (“EPS”) referred to above excludes the impact to earnings and EPS for the change in accounting for rate locks pursuant to SAB No. 105. On a GAAP basis, net earnings and EPS for the second quarter 2004 were $23 million and $0.38, respectively.

      For the six months ended June 30, 2004, IndyMac earned $96 million, or $1.60 per share on a pro forma basis excluding the change in accounting for rate locks in the second quarter, compared to $78 million, or $1.39 per share during the six months ended June 30, 2003. On a GAAP basis, the Company earned $65 million, or $1.08 per share, during the six months ended June 30, 2004.

BUSINESS ACQUISITION

      On July 16, 2004, we completed the acquisition of 93.75% of the outstanding shares of common stock of Financial Freedom Holdings Inc. (“Financial Freedom”), the leading provider of reverse mortgages in the United States, and the related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate purchase price of approximately $83 million. The remaining shares (6.25%) of the common stock of Financial Freedom are held by its Chief Executive Officer and will be accounted for as a minority interest. The acquisition will result in approximately $45 million in goodwill.

OUR BUSINESS

      IndyMac is structured to achieve synergies among its operations and enhance customer service. Operating through its four main segments, IndyMac Mortgage Bank, IndyMac Consumer Bank, the Home Equity Division and the Investment Portfolio Group, the common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channel in which each operates. IndyMac Mortgage Bank provides consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, community financial institutions, real estate professionals and homebuilders. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. The Home Equity Division is a product-focused division that supports the production of home equity lines of credit (HELOCs) and other home equity products through all of IndyMac’s relationship and consumer direct production channels. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential (“SFR”) mortgages, mortgage-backed securities (“MBS”) and mortgage servicing rights (“MSRs”), the Investment Portfolio Group generates core spread and fee income and provides critical support to IndyMac’s mortgage lending operations.

      While our segments are structured to achieve synergies with our varying customer base and marketing strategies, our operating activities primarily consist of three broad categories: mortgage banking activities, investing activities and HELOC activities. All of these activities are performed to varying degrees by each of our main segments as shown in the tables that follow. Mortgage banking activities are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking activities include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investing and HELOC activities tend to provide a source of revenues which is generally counter-cyclical to mortgage banking revenues, comprised primarily of net interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of mortgage loans and mortgage servicing and investments in HELOC-related assets to achieve greater balance between its mortgage banking activities and its core investing activities. We believe that our investing activities will increasingly act to stabilize IndyMac’s core income. In addition to its revenue contribution, the Investment Portfolio Group performs the mortgage servicing function, which includes payment processing, customer service, default management and reporting to investors in our securitizations. The mortgage servicing function creates added opportunities to retain customers when the interest rate environment makes it attractive for them to refinance, and to cross-market customers with other Company products. Default management, which includes the processes of collections, loss mitigation, foreclosures, bankruptcies, and foreclosed assets management, enables IndyMac to proactively manage credit risk for the Company and its investors in its securities.

      The following tables summarize the Company’s financial results for the three months ended June 30, 2004, illustrating the revenues earned in its mortgage banking activities, investing and HELOC activities by each of its divisions. The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Operating segments that originate mortgage loans are credited with gain on sale at funding based on the estimated fair value. Any difference between the actual gain on sale realized and the estimate is credited or charged to the operating segment in the period the loan is sold or transferred to the held for investment portfolio. Differences between the gain on sale credited to the operating segments and the consolidated gain on sale due to timing of loan sales or transfers to the held for investment portfolio are eliminated in consolidation. The Company uses a funds transfer pricing (“FTP”) system to allocate interest income and expense to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the segment’s assets. The Retail Bank division within the Consumer Banking Group receives a funding credit for deposits using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit. Corporate overhead costs related to managing the Company as a whole are not allocated to the operating segments.

      The following table summarizes the segment financial highlights for the three months ended June 30, 2004:

			Home	Investment		Total	SAB	Total
	Mortgage	Consumer	Equity	Portfolio		Company	No. 105	Company
	Bank	Bank	Division	Group	Other	Pro Forma	Adjustment	GAAP

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$37,739	$5,040	$—	$8,030	$—	$50,809	$—	$50,809
Gain (loss) on sale of loans	89,678	17,341	—	20,632	(9,344)	118,307	(52,223)	66,084
Other income	11,117	3,427	—	—	242	14,786	—	14,786

Net revenues (expense)	138,534	25,808	—	28,662	(9,102)	183,902	(52,223)	131,679
Operating expenses	47,302	20,392	—	1,155	—	68,849	—	68,849

Pretax income (loss)	91,232	5,416	—	27,507	(9,102)	115,053	(52,223)	62,830

Investing Activities
Net interest income	18,227	—	—	34,040	2,720	54,987	—	54,987
Provision for loan losses	(1,300)	—	—	(1,800)	—	(3,100)	—	(3,100)
Service fee (expense) income	—	—	—	(31,538)	3,371	(28,167)	—	(28,167)
(Loss) gain on sale of securities	—	—	—	(4,500)	1,086	(3,414)	—	(3,414)
Other income	1,704	—	—	1,615	847	4,166		4,166

Net revenues (expense)	18,631	—	—	(2,183)	8,024	24,472		24,472
Operating expenses	10,214	—	—	11,854	—	22,068	—	22,068

Pretax income (loss)	8,417	—	—	(14,037)	8,024	2,404		2,404

			Home	Investment		Total	SAB	Total
	Mortgage	Consumer	Equity	Portfolio		Company	No. 105	Company
	Bank	Bank	Division	Group	Other	Pro Forma	Adjustment	GAAP

	(Dollars in thousands)
HELOC Activities
Net interest income	$3,698	$1,482	$1,025	$—	$—	$6,205	$—	$6,205
Provision for loan losses	(24)	(68)	(8)	—	—	(100)	—	(100)
Service fee income	—	—	360	—	—	360	—	360
Other income	507	383	282	—	—	1,172	—	1,172

Net revenues	4,181	1,797	1,659	—	—	7,637	—	7,637
Operating expenses	393	268	1,343	—	—	2,004	—	2,004

Pretax income	3,788	1,529	316	—	—	5,633	—	5,633

Financing and Other Activities
Net interest income (loss)	—	7,672	—	—	(12,695)	(5,023)	—	(5,023)
Other income	—	537	—	—	113	650	—	650

Net revenues (expense)	—	8,209	—	—	(12,582)	(4,373)	—	(4,373)
Operating expenses	—	5,027	—	—	23,525	28,552	—	28,552

Pretax income (loss)	—	3,182	—	—	(36,107)	(32,925)	—	(32,925)

Total pretax income (loss)	103,437	10,127	316	13,470	(37,185)	90,165	(52,223)	37,942

Net income (loss)	$62,580	$6,127	$191	$8,149	$(22,497)	$54,550	$(31,595)	$22,955

Ratios
Percentage of average total assets	39%	5%	1%	50%	5%	100%
Percentage of total revenue	76%	17%	1%	12%	(6)%	100%
Percentage of pretax income	115%	11%	0%	15%	(41)%	100%
Balance Sheet Data
Average interest-earning assets(1)	$6,551,261	$821,759	$136,456	$7,851,383	$308,016	$15,668,875		$15,668,875
Average total assets	$6,647,762	$859,409	$148,333	$8,503,788	$827,190	$16,986,482		$16,986,482
Allocated capital	$432,191	$56,243	$9,997	$490,376	$138,481	$1,127,288		$1,127,288
Capital allocated to mortgage banking activities	$249,977	$35,396	$—	$31,607	$—	$316,980		$316,980
Capital allocated to investing activities	$152,544	$—	$—	$458,769	$—	$611,313		$611,313
Capital allocated to HELOC activities	$29,670	$18,784	$9,997	$—	$—	$58,451		$58,451
Capital allocated to financing and other activities	$—	$2,063	$—	$—	$138,481	$140,544		$140,544
Allocated capital/ average total assets	6.50%	6.54%	6.74%	5.77%	16.74%	6.64%		6.64%
Loans Produced	$8,189,309	$1,076,157	$43,894	$417,669	$—	$9,727,029		$9,727,029
Purchase mortgages	47%	12%	N/A	1%		41%		41%
Cash-out refinance mortgages	34%	55%	N/A	1%		35%		35%
Rate and term refinance mortgages	19%	33%	N/A	98%		24%		24%
Performance Ratios
Return on equity (ROE)	58%	44%	8%	7%		19%		8%
ROE — mortgage banking activities	89%	37%	—	212%		88%		48%
ROE — investing activities	13%	—	—	(7)%		1%		1%
ROE — HELOC activities	31%	20%	8%	—		23%		23%
ROE — financing and other activities	—	375%	—	—		(57)%		(57)%
Return on assets (ROA)	3.79%	2.87%	0.52%	0.39%		1.29%		0.54%
Net interest margin	3.66%	6.95%	3.02%	2.16%		2.75%		2.75%
Efficiency ratio	36%	72%	81%	46%		56%		75%
Capital adjusted efficiency ratio	24%	28%	121%	199%		74%		129%
Average Full-Time Equivalent Employees (“FTE”)	2,090	876	16	445	634	4,061		4,061

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

      The following table provides additional detail on the segment results for the Mortgage Bank for the three months ended June 30, 2004:

	Relationship Businesses — IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$30,913	$626	$4,942	$1,258	$37,739
Gain on sale of loans	71,643	1,667	14,250	2,118	89,678
Other income	8,054	323	2,390	350	11,117

Net revenues	110,610	2,616	21,582	3,726	138,534
Operating expenses	40,306	3,519	1,163	2,314	47,302

Pretax income (loss)	70,304	(903)	20,419	1,412	91,232

Investing Activities
Net interest income	—	—	10,862	7,365	18,227
Provision for loan losses	—	—	(1,030)	(270)	(1,300)
Service fee income	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—
Other income	—	—	1,640	64	1,704

Net revenues	—	—	11,472	7,159	18,631
Operating expenses	—	—	8,285	1,929	10,214

Pretax income	—	—	3,187	5,230	8,417

HELOC Activities
Net interest income	3,392	152	38	116	3,698
Provision for loan losses	(125)	109	(6)	(2)	(24)
Service fee income	—	—	—	—	—
Other income	455	33	10	9	507

Net revenues	3,722	294	42	123	4,181
Operating expenses	352	24	5	12	393

Pretax income	3,370	270	37	111	3,788

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income (loss)	73,674	(633)	23,643	6,753	103,437

Net income (loss)	$44,573	$(383)	$14,304	$4,086	$62,580

Ratios
Percentage of assets	24%	1%	10%	4%	39%
Percentage of total revenue	54%	1%	16%	5%	76%
Percentage of pretax income	82%	(1)%	26%	8%	115%

	Relationship Businesses — IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets	$4,003,605	$93,562	$1,673,034	$781,060	$6,551,261
Average total assets	$4,089,252	$95,259	$1,678,708	$784,543	$6,647,762
Allocated capital	$255,474	$5,267	$93,911	$77,539	$432,191
Capital allocated to mortgage banking activities	$228,395	$3,767	$10,493	$7,322	$249,977
Capital allocated to investing activities	$—	$—	$83,170	$69,374	$152,544
Capital allocated to HELOC activities	$27,079	$1,500	$248	$843	$29,670
Capital allocated to financing and other activities	$—	$—	$—	$—	$—
Allocated capital/total average assets	6.25%	5.53%	5.59%	9.88%	6.50%
Loans Produced	$6,380,571	$152,723	$1,070,114	$585,901	$8,189,309
Purchase mortgages	38%	45%	98%	85%	47%
Cash out refinance mortgages	40%	32%	0%	10%	34%
Rate and term refinance mortgages	22%	23%	2%	5%	19%
Performance Ratios
Return on equity (ROE)	70%	(29)%	61%	21%	58%
ROE — mortgage banking activities	75%	(58)%	474%	47%	89%
ROE — investing activities	—	—	9%	18%	13%
ROE — HELOC activities	30%	44%	36%	32%	31%
ROE — financing and other activities	—	—	—	—	—
Return on assets (ROA)	4.38%	(1.62)%	3.43%	2.09%	3.79%
Net interest margin	3.45%	3.34%	3.81%	4.50%	3.66%
Efficiency ratio	36%	126%	28%	38%	36%
Capital adjusted efficiency ratio	20%	59%	19%	65%	24%
Average FTE	1,502	125	285	178	2,090

IndyMac Mortgage Bank Divisions

B2B	Business-to-Business division, its major lending channels are via relationships with mortgage professionals: mortgage brokers, mortgage bankers and financial institutions

B2R	Business-to-Realtor division, provides mortgage loan services through relationships with Realtors

HCL	Home Construction Lending division, provides construction-to-permanent mortgages and lot loans to individuals who are in the process of building their own homes, through IndyMac’s B2B relationships and directly with consumers

HBD	Homebuilder division, provides financing to subdivision developers and generates mortgage loans through its relationships with these entities

      The following table provides additional details on the segment results for the Consumer Bank and the Home Equity Division for the three months ended June 30, 2004:

	Consumer Direct Businesses —
	IndyMac Consumer Bank
				Home Equity
	B2C	Retail Bank	Total	Division

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$4,494	$546	$5,040	$—
Gain on sale of loans	16,165	1,176	17,341	—
Other income	3,075	352	3,427	—

Net revenues	23,734	2,074	25,808	—
Operating expenses	17,789	2,603	20,392	—

Pretax income (loss)	5,945	(529)	5,416	—

Investing Activities
Net interest income	—	—	—	—
Provision for loan losses	—	—	—	—
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	—	—	—	—

Net revenues	—	—	—	—
Operating expenses	—	—	—	—

Pretax income	—	—	—	—

HELOC Activities
Net interest income	1,289	193	1,482	1,025
Provision for loan losses	(59)	(9)	(68)	(8)
Service fee income	—	—	—	360
Other income	352	31	383	282

Net revenues	1,582	215	1,797	1,659
Operating expenses	227	41	268	1,343

Pretax income	1,355	174	1,529	316

Financing and Other Activities
Net interest income	—	7,672	7,672	—
Other income	—	537	537	—

Net revenues	—	8,209	8,209	—
Operating expenses	—	5,027	5,027	—

Pretax income	—	3,182	3,182	—

Total pretax income	7,300	2,827	10,127	316

Net income	$4,417	$1,710	$6,127	$191

Ratios
Percentage of assets	4%	1%	5%	1%
Percentage of total revenue	12%	5%	17%	1%
Percentage of pretax income	8%	3%	11%	0%

	Consumer Direct Businesses —
	IndyMac Consumer Bank
				Home Equity
	B2C	Retail Bank	Total	Division

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets	$720,364	$101,395	$821,759	$136,456
Average total assets	$737,274	$122,135	$859,409	$148,333
Allocated capital	$48,469	$7,774	$56,243	$9,997
Capital allocated to mortgage banking activities	$32,572	$2,824	$35,396	$—
Capital allocated to investing activities	$—	$—	$—	$—
Capital allocated to HELOC activities	$15,897	$2,887	$18,784	$9,997
Capital allocated to financing and other activities	$—	$2,063	$2,063	$—
Allocated capital/total average assets	6.57%	6.37%	6.54%	6.74%
Loans Produced	$936,471	$139,686	$1,076,157	$43,894
Purchase mortgages	10%	24%	12%	N/A
Cash out refinance mortgages	56%	51%	55%	N/A
Rate and term refinance mortgages	34%	25%	33%	N/A
Performance Ratios
Return on equity (ROE)	37%	88%	44%	8%
ROE — mortgage banking activities	44%	(46)%	37%	—
ROE — investing activities	—	—	—	—
ROE — HELOC activities	21%	15%	20%	8%
ROE — financing and other activities	—	375%	375%	—
Return on assets (ROA)	2.41%	N/A	2.87%	0.52%
Net interest margin	3.23%	N/A	6.95%	3.02%
Efficiency ratio	71%	73%	72%	81%
Capital adjusted efficiency ratio	34%	14%	28%	121%
Average FTE	606	270	876	16

IndyMac Consumer Bank and Home Equity Divisions

B2C	Business-to-Consumer division, offers SFR mortgage loans directly to consumers via the Internet and centralized call center

Retail Bank	Retail Bank division, offers direct lending and deposit products to our depositors through our retail branch network, on-line contact center and institutional money desk

Home Equity Division	The Home Equity Division is a product-focused division that supports the production of home equity lines of credit (HELOCs) and other home equity products through all of our relationship and consumer direct production channels

      The following table provides additional details on the segment results for the Investment Portfolio Group for the three months ended June 30, 2004:

	Investment Portfolio Group

	Mortgage
	Servicing-Related	SFR Mortgage		Discontinued
	Assets(1)	Loans(2)	MBS(3)	Products(4)	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$8,030	$—	$—	$—	$8,030
Gain on sale of loans	9,169	11,463	—	—	20,632
Other income	—	—	—	—	—

Net revenues	17,199	11,463	—	—	28,662
Operating expenses	1,155	—	—	—	1,155

Pretax income	16,044	11,463	—	—	27,507

Investing Activities
Net interest income	8,882	15,446	8,609	1,103	34,040
Provision for loan losses	—	(301)	—	(1,499)	(1,800)
Service fee expense	(31,538)	—	—	—	(31,538)
Gain (loss) on sale of securities	(5,000)	—	500	—	(4,500)
Other income	588	1,027	—	—	1,615

Net (expense) revenues	(27,068)	16,172	9,109	(396)	(2,183)
Operating expenses	10,123	685	300	746	11,854

Pretax (loss) income	(37,191)	15,487	8,809	(1,142)	(14,037)

HELOC Activities
Net interest income	—	—	—	—	—
Provision for loan losses	—	—	—	—	—
Service fee income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax (loss) income	(21,147)	26,950	8,809	(1,142)	13,470

Net (loss) income	$(12,794)	$16,305	$5,329	$(691)	$8,149

Ratios
Percentage of assets	10%	28%	12%	0%	50%
Percentage of total revenue	(5)%	13%	4%	0%	12%
Percentage of pretax income	(24)%	30%	10%	(1)%	15%
Balance Sheet Data
Average interest-earning assets	$1,016,929	$4,820,823	$1,950,173	$63,458	$7,851,383
Average total assets	$1,617,352	$4,835,011	$1,995,009	$56,416	$8,503,788
Allocated capital	$205,192	$236,595	$43,036	$5,553	$490,376

	Investment Portfolio Group

	Mortgage
	Servicing-Related	SFR Mortgage		Discontinued
	Assets(1)	Loans(2)	MBS(3)	Products(4)	Total

	(Dollars in thousands)
Capital allocated to mortgage banking activities	$31,607	$—	$—	$—	$31,607
Capital allocated to investing activities	$173,585	$236,595	$43,036	$5,553	$458,769
Capital allocated to HELOC activities	$—	$—	$—	$—	$—
Capital allocated to financing and other activities	$—	$—	$—	$—	$—
Allocated capital/ total average assets	12.69%	4.89%	2.16%	9.84%	5.77%
Loans Produced	$417,669	$—	$—	$—	$417,669
Performance Ratios
Return on equity (ROE)	(25)%	28%	50%	(50)%	7%
ROE — mortgage banking activities	124%	—	—	—	212%
ROE — investing activities	(52)%	16%	50%	(50)%	(7)%
ROE — HELOC activities	—	—	—	—	—
ROE — financing and other activities	—	—	—	—	—
Return on assets (ROA)	(3.18)%	1.36%	1.07%	(4.93)%	0.39%
Net interest margin	6.69%	1.29%	1.78%	6.99%	2.16%
Efficiency ratio	(114)%	2%	3%	68%	46%
Capital adjusted efficiency ratio	594%	5%	4%	85%	199%
Average FTE	407	9	4	25	445

The Investment Portfolio Group

(1)	Mortgage servicing-related assets include the following: (i) MSRs, interest-only strips and residual securities, (ii) securities held as hedges of such assets, including principal-only securities, agency debentures and U.S. Treasury bonds, (iii) loans acquired through clean-up calls or through the Investment Portfolio Group’s customer retention programs and (iv) investment and non-investment grade securities.

(2)	Assets include all single-family residential loans held for investment other than discontinued products.

(3)	Assets include AAA-rated agency and private label MBS.

(4)	Discontinued products are home improvement and manufactured housing loans.

      The following table provides additional details on the segment results for all others for the three months ended June 30, 2004:

		Total
		Company
		Before Corp.			Total		Total
	Treasury	Overhead and	Corporate		Company	SAB No. 105	Company
	Group(1)	Eliminations	Overhead	Eliminations	Pro Forma	Adjustment	GAAP

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$—	$50,809	$—	$—	$50,809	$—	$50,809
Gain (loss) on sale of loans(2)	—	127,651	—	(9,344)	118,307	(52,223)	66,084
Other income	—	14,544	—	242	14,786	—	14,786

Net revenues (expense)	—	193,004	—	(9,102)	183,902	(52,223)	131,679
Operating expenses	—	68,849	—	—	68,849	—	68,849

Pretax income (loss)	—	124,155	—	(9,102)	115,053	(52,223)	62,830

Investing Activities
Net interest income	—	52,267	—	2,720	54,987	—	54,987
Provision for loan losses	—	(3,100)	—	—	(3,100)	—	(3,100)
Service fee (expense) income	—	(31,538)	—	3,371	(28,167)	—	(28,167)
Gain (loss) on sale of securities	—	(4,500)	—	1,086	(3,414)	—	(3,414)
Other income	—	3,319	847	—	4,166	—	4,166

Net revenues	—	16,448	847	7,177	24,472	—	24,472
Operating expenses	—	22,068	—	—	22,068	—	22,068

Pretax (loss) income	—	(5,620)	847	7,177	2,404	—	2,404

HELOC Activities
Net interest income	—	6,205	—	—	6,205	—	6,205
Provision for loan losses	—	(100)	—	—	(100)	—	(100)
Service fee income	—	360	—	—	360	—	360
Other income	—	1,172	—	—	1,172	—	1,172

Net revenues	—	7,637	—	—	7,637	—	7,637
Operating expenses	—	2,004	—	—	2,004	—	2,004

Pretax income	—	5,633	—	—	5,633	—	5,633

Financing and Other Activities
Net interest loss	(11,250)	(3,578)	(1,445)	—	(5,023)	—	(5,023)
Other income	113	650	—	—	650	—	650

Net expense	(11,137)	(2,928)	(1,445)	—	(4,373)	—	(4,373)
Operating expenses	744	5,771	22,781	—	28,552	—	28,552

Pretax loss	(11,881)	(8,699)	(24,226)	—	(32,925)	—	(32,925)

Total pretax (loss) income	(11,881)	115,469	(23,379)	(1,925)	90,165	(52,223)	37,942

Net (loss) income	$(7,188)	$69,859	$(14,144)	$(1,165)	$54,550	$(31,595)	$22,955

Ratios
Percentage of assets	3%	98%	2%	0%	100%
Percentage of total revenue	(5)%	101%	0%	(1)%	100%
Percentage of pretax income	(13)%	128%	(26)%	(2)%	100%

		Total
		Company
		Before Corp.			Total		Total
	Treasury	Overhead and	Corporate		Company Pro	SAB No. 105	Company
	Group(1)	Eliminations	Overhead	Eliminations	Forma	Adjustment	GAAP

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets	$326,046	$15,686,905	$(18,030)	$—	$15,668,875		$15,668,875
Average total assets	$554,841	$16,714,133	$272,349	$—	$16,986,482		$16,986,482
Allocated capital	$27,742	$1,016,549	$110,739	$—	$1,127,288		$1,127,288
Capital allocated to mortgage banking activities	$—	$316,980	$—	$—	$316,980		$316,980
Capital allocated to investing activities	$—	$611,313	$—	$—	$611,313		$611,313
Capital allocated to HELOC activities	$—	$58,451	$—	$—	$58,451		$58,451
Capital allocated to financing and other activities	$27,742	$29,805	$110,739	$—	$140,544		$140,544
Allocated capital/total average assets	5.00%	6.08%	40.66%	—	6.64%		6.64%
Loans Produced	$—	$9,727,029	$—	$—	$9,727,029		$9,727,029
Purchase mortgages		N/A			41%		41%
Cash out refinance mortgages		N/A			35%		35%
Rate and term refinance mortgages		N/A			24%		24%
Performance Ratios
Return on equity (ROE)		28%			19%		8%
ROE — mortgage banking		95%			88%		48%
ROE — investing activities		(2)%			1%		1%
ROE — HELOC activities		23%			23%		23%
ROE — financing and other activities		(71)%			(57)%		(57)%
Return on assets (ROA)		1.68%			1.29%		0.54%
Net interest margin		2.71%			2.75%		2.75%
Efficiency ratio		45%			56%		75%
Capital adjusted efficiency ratio		53%			74%		129%
Average FTE	24	3,451	610		4,061		4,061

(1)	During the three months ended June 30, 2004, the Treasury Group reported net interest expense of $11.3 million. This amount includes interest expense related to the trust preferred debentures issued by the Company in 2003 and 2001 which is not allocated to the business units. The Treasury Group also credits the Retail Bank and Investment Portfolio Group amounts in addition to their normal FTP credit to reward their raising of core deposits. Additionally, the net expense in Treasury reflects the cost of maintaining adequate corporate liquidity, as well as certain fixed rate deposits with longer maturities raised in prior years, the higher cost of which is not allocated to the business units.

      The following table compares the quarterly detail segment results of operations by period:

	Relationship Businesses — IndyMac Mortgage Bank

	B2B	B2R	HCL	HBD	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q2 04 — Pretax income (loss)	$70,304	$(903)	$20,419	$1,412	$91,232
Q1 04 — Pretax income (loss)	45,561	(1,122)	8,728	667	53,834
Annualized Percent Change	217%	78%	536%	447%	278%
Q2 03 — Pretax income	59,741	1,000	8,003	1,227	69,971
Percent Change	18%	(190)%	155%	15%	30%
Investing Activities
Q2 04 — Pretax income	—	—	3,187	5,230	8,417
Q1 04 — Pretax income	—	—	3,470	4,803	8,273
Annualized Percent Change	—	—	(33)%	36%	7%
Q2 03 — Pretax income	—	—	3,622	6,245	9,867
Percent Change	—	—	(12)%	(16)%	(15)%
HELOC Activities
Q2 04 — Pretax income	3,370	270	37	111	3,788
Q1 04 — Pretax income	2,546	114	41	70	2,771
Annualized Percent Change	129%	547%	(39)%	234%	147%
Q2 03 — Pretax income (loss)	1,032	31	(59)	27	1,031
Percent Change	227%	771%	163%	311%	267%
Financing and Other Activities
Q2 04 — Pretax income	—	—	—	—	—
Q1 04 — Pretax income	—	—	—	—	—
Q2 03 — Pretax income	—	—	—	—	—
Net Income
Q2 04 — Net income (loss)	44,573	(383)	14,304	4,086	62,580
Q1 04 — Net income (loss)	29,105	(610)	7,405	3,351	39,251
Annualized Percent Change	213%	149%	373%	88%	238%
Q2 03 — Net income	36,768	624	6,997	4,537	48,926
Percent Change	21%	(161)%	104%	(10)%	28%
Performance Ratios
Q2 04
ROE	70%	(29)%	61%	21%	58%
ROA	4.38%	(1.62)%	3.43%	2.09%	3.79%
NIM	3.45%	3.34%	3.81%	4.50%	3.66%
Efficiency ratio	36%	126%	28%	38%	36%
Capital adjusted efficiency ratio	20%	59%	19%	65%	24%
Average FTE	1,502	125	285	178	2,090
Q1 04
ROE	69%	(48)%	37%	19%	49%
ROA	4.52%	(3.13)%	1.95%	1.94%	3.23%
NIM	4.33%	3.52%	3.76%	4.53%	4.16%
Efficiency ratio	43%	139%	41%	42%	45%
Capital adjusted efficiency ratio	22%	68%	39%	76%	31%
Average FTE	1,378	134	278	157	1,947
Q2 03
ROE	88%	35%	44%	26%	64%
ROA	5.71%	2.17%	2.43%	2.71%	4.33%
NIM	4.31%	4.01%	4.29%	4.91%	4.39%
Efficiency ratio	35%	79%	37%	22%	36%
Capital adjusted efficiency ratio	15%	27%	31%	38%	22%
Average FTE	1,231	158	204	101	1,694

      The Mortgage Bank segment’s net income increased by 59%, or $23.3 million compared to first quarter 2004, and 28% or $13.7 million from the second quarter of 2003. The increase was primarily due to an increase in mortgage production and higher loan sales. Our operating expenses continued to increase as we expanded our sales force to support continued growth in mortgage production and our pursuit of increased market share.

      The following table compares the quarterly detail segment results of operations by period, continued:

	Consumer Direct Businesses —
	IndyMac Consumer Bank
				Home Equity
	B2C	Retail Bank	Total	Division

	(Dollars in thousands)
Mortgage Banking Activities
Q2 04 — Pretax income (loss)	$5,945	$(529)	$5,416	$—
Q1 04 — Pretax income	7,647	664	8,311	—
Annualized Percent Change	(89)%	(719)%	(139)%	—
Q2 03 — Pretax income	22,645	1,348	23,993	—
Percent Change	(74)%	(139)%	(77)%	—
Investing Activities
Q2 04 — Pretax income	—	—	—	—
Q1 04 — Pretax income	—	—	—	—
Annualized Percent Change	—	—	%	—
Q2 03 — Pretax income	—	—	—	—
Percent Change	—	—	%	—
HELOC Activities
Q2 04 — Pretax income	1,355	174	1,529	316
Q1 04 — Pretax income	1,115	118	1,233	177
Annualized Percent Change	86%	190%	96%	314%
Q2 03 — Pretax income (loss)	650	31	681	(403)
Percent Change	108%	461%	125%	178%
Financing and Other Activities
Q2 04 — Pretax income	—	3,182	3,182	—
Q1 04 — Pretax income	—	164	164	—
Q2 03 — Pretax loss	—	(3,608)	(3,608)	—
Net Income
Q2 04 — Net income	4,417	1,710	6,127	191
Q1 04 — Net income	5,301	572	5,873	107
Annualized Percent Change	(67)%	796%	17%	314%
Q2 03 — Net income (loss)	14,093	(1,348)	12,745	(244)
Percent Change	(69)%	227%	(52)%	178%
Performance Ratios
Q2 04
ROE	37%	88%	44%	8%
ROA	2.41%	—	2.87%	0.52%
NIM	3.23%	—	6.95%	3.02%
Efficiency ratio	71%	73%	72%	81%
Capital adjusted efficiency ratio	34%	14%	28%	121%
Average FTE	606	270	876	16
Q1 04
ROE	47%	44%	47%	4%
ROA	3.40%	—	3.33%	0.38%
NIM	3.54%	—	6.32%	2.88%
Efficiency ratio	68%	87%	72%	83%
Capital adjusted efficiency ratio	28%	15%	26%	192%
Average FTE	599	258	857	15
Q2 03
ROE	114%	(59)%	87%	(30)%
ROA	7.44%	NM	6.02%	(2.92)%
NIM	3.77%	NM	4.27%	1.07%
Efficiency ratio	43%	158%	53%	(412)%
Capital adjusted efficiency ratio	13%	95%	17%	4,530%
Average FTE	622	219	841	11

      The Consumer Bank segment’s net income is comparable to first quarter 2004, and decreased by 52% or $6.6 million compared to second quarter 2003. The decrease from the second quarter 2003 was primarily due to a 36% decrease in mortgage production, partially offset by the increase in the FTP credit earned by the Retail Bank.

      The Home Equity Division generated net income of $191 thousand during the second quarter 2004 as compared to a net income of $107 thousand in the first quarter of 2004, and a net loss of $244 thousand in the second quarter 2003. The increase in net income from both quarters was driven by the increase in net interest income, resulting from an increase in average interest-earning assets as the Home Equity Division continues to grow.

      The following table compares the quarterly detail segment results of operations by period, continued:

	Investment Portfolio Group

	Mortgage
	Servicing-	SFR
	Related	Mortgage		Discontinued
	Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q2 04 — Pretax income	$16,044	$11,463	$—	$—	$27,507
Q1 04 — Pretax income	20,505	296	—	—	20,801
Annualized Percent Change	(87)%	15,091%	—	—	129%
Q2 03 — Pretax income	15,901	2,732	—	—	18,633
Percent Change	1%	320%	—	—	48%
Investing Activities
Q2 04 — Pretax (loss) income	(37,191)	15,487	8,809	(1,142)	(14,037)
Q1 04 — Pretax (loss) income	(13,740)	18,074	8,639	(1,051)	11,922
Annualized Percent Change	(683)%	(57)%	8%	(35)%	(871)%
Q2 03 — Pretax (loss) income	(14,246)	2,328	(1,427)	(1,221)	(14,566)
Percent Change	(161)%	565%	717%	6%	4%
HELOC Activities
Q2 04 — Pretax income	—	—	—	—	—
Q1 04 — Pretax income	—	—	—	—	—
Annualized Percent Change	—	—	—	—	—
Q2 03 — Pretax income	—	—	—	—	—
Percent Change	—	—	—	—	—
Financing and Other Activities
Q2 04 — Pretax income	—	—	—	—	—
Q1 04 — Pretax income	—	—	—	—	—
Q2 03 — Pretax income	—	—	—	—	—
Net Income
Q2 04 — Net (loss) income	(12,794)	16,305	5,329	(691)	8,149
Q1 04 — Net income (loss)	4,093	11,114	5,227	(636)	19,798
Annualized Percent Change	(1,650)%	187%	8%	(35)%	(235)%
Q2 03 — Net income (loss)	1,001	3,061	(863)	(739)	2,460
Percent Change	(1,378)%	433%	717%	6%	231%
Performance Ratios
Q2 04
ROE	(25)%	28%	50%	(50)%	7%
ROA	(3.18)%	1.36%	1.07%	(4.93)%	0.39%
NIM	6.69%	1.29%	1.78%	6.99%	2.16%
Efficiency ratio	(114)%	2%	3%	68%	46%
Capital adjusted efficiency ratio	594%	5%	4%	85%	199%
Average FTE	407	9	4	25	445
Q1 04
ROE	8%	19%	57%	(43)%	17%
ROA	1.02%	0.92%	1.30%	(4.23)%	0.98%
NIM	6.05%	1.52%	2.03%	6.56%	2.28%
Efficiency ratio	59%	5%	3%	96%	26%
Capital adjusted efficiency ratio	179%	14%	4%	128%	69%
Average FTE	437	11	4	29	481
Q2 03
ROE	2%	11%	(9)%	(39)%	3%
ROA	0.32%	0.50%	(0.26)%	(3.75)%	0.19%
NIM	7.13%	0.94%	(1.01)%	7.05%	1.57%
Efficiency ratio	85%	8%	(15)%	56%	55%
Capital adjusted efficiency ratio	382%	24%	121%	69%	243%
Average FTE	382	8	6	34	430

      The Investment Portfolio Group segment’s net income decreased by 59%, or $11.6 million compared to first quarter 2004, and increased by 231% or $5.7 million compared to second quarter 2003. The decrease from the first quarter 2004 was primarily due to larger losses in servicing due to increased amortization as a result of accelerated prepayment activity during the quarter and losses from hedge instruments exceeding servicing income and positive valuation adjustments in the second quarter 2004. The increase over the second quarter 2003 was primarily due to an increase in net interest income as the average earning assets of the Investment Portfolio Group grew by 77% or $3.4 billion.

      The following table compares the quarterly detail segment results of operations by period, continued:

		Total
		Company
		before Corp.			Total		Total
	Treasury	Overhead and	Corporate		Company	SAB 105	Company
	Group	Eliminations	Overhead	Eliminations	Pro Forma	Adjustment	GAAP

	(Dollars in thousands)
Mortgage Banking Activities
Q2 04 — Pretax income (loss)	$—	$124,155	$—	$(9,102)	$115,053	$(52,223)	$62,830
Q1 04 — Pretax income (loss)	—	82,946	—	(8,125)	74,821	—	74,821
Annualized Percent Change	—	199%	—	(48)%	215%	—	(64)%
Q2 03 — Pretax income (loss)	—	112,597	—	(9,753)	102,844	—	102,844
Percent Change	—	10%	—	7%	12%	—	(39)%
Investing Activities
Q2 04 — Pretax (loss) income	—	(5,620)	847	7,177	2,404	—	2,404
Q1 04 — Pretax income	—	20,195	708	4,984	25,887	—	25,887
Annualized Percent Change	—	(511)%	79%	176%	(363)%	—	(363)%
Q2 03 — Pretax (loss) income	—	(4,699)	105	2,653	(1,941)	—	(1,941)
Percent Change	—	(20)%	707%	171%	224%	—	224%
HELOC Activities
Q2 04 — Pretax income	—	5,633	—	—	5,633	—	5,633
Q1 04 — Pretax income	—	4,181	—	—	4,181	—	4,181
Annualized Percent Change	—	139%	—	—	139%	—	139%
Q2 03 — Pretax income	—	1,309	—	—	1,309	—	1,309
Percent Change	—	330%	—	—	330%	—	330%
Financing and Other Activities
Q2 04 — Pretax loss	(11,881)	(8,699)	(24,226)	—	(32,925)	—	(32,925)
Q1 04 — Pretax (loss) income	(11,441)	(11,277)	(24,309)	3	(35,583)	—	(35,583)
Q2 03 — Pretax (loss) income	(8,776)	(12,384)	(21,457)	7	(33,834)	—	(33,834)
Net Income
Q2 04 — Net (loss) income	(7,188)	69,859	(14,144)	(1,165)	54,550	(31,595)	22,955
Q1 04 — Net (loss) income	(6,922)	58,107	(14,279)	(1,898)	41,930	—	41,930
Annualized Percent Change	(15)%	81%	4%	154%	120%	—	(181)%
Q2 03 — Net (loss) income	(5,309)	58,578	(12,918)	(4,291)	41,369	—	41,369
Percent Change	(35)%	19%	(9)%	73%	32%	—	(45)%
Performance Ratios
Q2 04
ROE	—	28%	—	—	19%		8%
ROA	—	1.68%	—	—	1.29%		0.54%
NIM	—	2.71%	—	—	2.75%		2.75%
Efficiency ratio	—	45%	—	—	56%		75%
Capital adjusted efficiency ratio	—	53%	—	—	74%		129%
Average FTE	24	3,451	610	—	4,061		4,061
Q1 04
ROE	—	26%	—	—	16%		16%
ROA	—	1.63%	—	—	1.16%		1.16%
NIM	—	2.79%	—	—	2.82%		2.82%
Efficiency ratio	—	48%	—	—	62%		62%
Capital adjusted efficiency ratio	—	57%	—	—	87%		87%
Average FTE	25	3,325	596	—	3,921		3,921
Q2 03
ROE	—	32%	—	—	18%		18%
ROA	—	2.18%	—	—	1.52%		1.52%
NIM	—	2.67%	—	—	2.73%		2.73%
Efficiency ratio	—	45%	—	—	58%		58%
Capital adjusted efficiency ratio	—	44%	—	—	73%		73%
Average FTE	23	2,999	506	—	3,505		3,505

MORTGAGE BANKING ACTIVITIES

Loan Production

      During the second quarter of 2004, the Company’s loan production was a record $9.7 billion, a 36% increase over the $7.1 billion of loans produced during the first quarter of 2004 and a 19% increase over the $8.2 billion loans produced in the second quarter of 2003. Our focus on less cyclical products, such as Alt-A, subprime, HELOCs and consumer construction, resulted in continued growth in each of these products in the second quarter 2004 compared to the first quarter of 2004 and second quarter 2003. This increase more than offset the decrease in our agency conforming and jumbo products which are more cyclical in nature, closely tracking changes in the overall mortgage market. Additionally, we continued to further penetrate the purchase market, increasing our purchase transactions 61% year over year and successfully adapted our production mix to the demand for adjustable rate mortgages (ARMs) with 61% of our mortgage production now consisting of ARMs compared with only 29% a year ago. Further, our Investment Portfolio Group’s customer retention program continues to show strong production, originating $418 million in loans, a 48% increase over the first quarter 2004 volume.

      Total production by loan type was as follows:

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2004	2003	Change	2004	Change

	(Dollars in millions)
Volume by product
Prime(1)
Alt-A	$6,447	$4,081	58%	$4,584	41%
Agency conforming	511	1,471	(65)%	608	(16)%
Jumbo	730	1,192	(39)%	407	79%
Subprime(1)	567	465	22%	458	24%
Home equity line of credit(2)	408	229	78%	244	67%
Consumer construction(2)	760	518	47%	603	26%

Subtotal mortgage production	9,423	7,956	18%	6,904	36%
Subdivision construction commitments	304	237	28%	242	26%

Total production volume	$9,727	$8,193	19%	$7,146	36%

Mortgage — Web-based production	$5,973	$5,994	0%	$4,319	38%
Mortgage pipeline at period end(3)	$5,179	$6,929	(25)%	$5,949	(13)%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

      The table below provides the mix of production for the quarters ended June 30, 2004 and 2003, and March 31, 2004, based on the interest rate characteristics and amortization type of the loan:

	Three Months Ended

	June 30,	June 30,	March 31,
	2004	2003	2004

Fixed Rate Mortgages	39%	71%	44%
Hybrid ARMs	36%	16%	44%
ARMs	25%	13%	12%

      The following table details the mix of our production and pipeline between purchase, cash-out refinance and rate/term refinance transactions as of and for the quarters ended June 30, 2004, June 30, 2003, and

March 31, 2004. As refinance volumes industry-wide have declined, IndyMac has increased its penetration of the market with respect to purchase transactions, mitigating the decline in refinance related mortgage transactions.

	As of and for the Quarters Ended Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2004	2003	Change	2004	Change

	(Dollars in millions)
Mortgage loan production:
Purchase transactions	$3,882	$2,408	61%	$2,669	45%
Cash-out refinance transactions	3,301	3,213	3%	2,562	29%
Rate/term refinance transactions	2,240	2,335	(4)%	1,673	34%

Total mortgage loan production	$9,423	$7,956	18%	$6,904	36%

% purchase transactions	41%	30%		39%
Mortgage pipeline:
Purchase transactions	$2,542	$1,714	48%	$2,249	13%
Cash-out refinance transactions	1,737	2,560	(32)%	1,900	(9)%
Rate/term refinance transactions	900	2,655	(66)%	1,800	(50)%

Mortgage pipeline at period end	$5,179	$6,929	(25)%	$5,949	(13)%

% purchase transactions	49%	25%		38%

      During the six months ended June 30, 2004, the Company produced $16.9 billion of loans, which was a 14% increase over the $14.8 billion of loans produced during the six months ended June 30, 2003. Total production by loan type was as follows:

	Six Months Ended

	June 30,	June 30,	Percent
	2004	2003	Change

	(Dollars in millions)
Volume by product
Prime(1)
Alt-A	$11,031	$7,098	55%
Agency conforming	1,119	2,892	(61)%
Jumbo	1,137	2,205	(48)%
Subprime(1)	1,025	849	21%
Home equity line of credit(2)	652	409	59%
Consumer construction(2)	1,363	958	42%

Subtotal mortgage production	16,327	14,411	13%
Subdivision construction commitments	546	367	49%

Total production volume	$16,873	$14,778	14%

Mortgage — Web-based production	$10,292	$10,914	(6)%

(1)	Fundings.

(2)	New commitments.

Mortgage Production by Division and Channel

      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which we have regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgages secured by California properties accounted for 41% of the mortgage loans we produced in the second quarter of 2004 based on dollar value, and 33% based on number of loans. This is a decrease from the level of concentration during the first quarter of 2004, which totaled 45% and 37%, respectively. We expect this trend to continue in the future as we execute on our plan to double the number of regional offices outside of California over the next five years.

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

      The following table shows production and key performance indicators of the various relationship businesses of IndyMac Mortgage Bank during the three and six months ended June 30, 2004.

	Relationship Businesses — IndyMac Mortgage Bank

Three Months Ended June 30, 2004	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Wholesale	$3,669	$—	$560	$—	$4,229
Correspondent/ Mortgage bankers	864	—	310	—	1,174
Correspondent/ Financial institutions	55	—	—	—	55
Conduit	1,792	—	—	—	1,792
Realtors	—	153	—	—	153
Builder/Builder affiliates	—	—	52	282	334
Consumer direct marketing by HCL	—	—	148	—	148

Subtotal mortgage production	6,380	153	1,070	282	7,885
Builder and subdivision construction commitments	—	—	—	304	304

Total relationship businesses production volume	$6,380	$153	$1,070	$586	$8,189

Percentage of total production	65.6%	1.6%	11.0%	6.0%	84.2%
Total production second quarter 2003	$5,072	$279	$748	$358	$6,457
Total production first quarter 2004	$4,472	$109	$872	$409	$5,862
Composition of mortgage production
Purchase transactions	38%	45%	98%	85%	47%
Cash-out refinance transactions	40%	32%	0%	10%	34%
Rate/term refinance transactions	22%	23%	2%	5%	19%
Key Performance Indicators for the Three Months Ended June 30, 2004
Active Customers:(1)
Average monthly active customers	2,527	138	453	57	3,175
Active customers during the quarter	4,273	262	1,079	88	5,702
Net new customers during the quarter(2)	874	162	N/A	29	1,065
Sales personnel	476	57	119	56	708
Cost per funded mortgage loan (bps)	62	269	82	120	N/A

	Relationship Businesses — IndyMac Mortgage Bank

Three Months Ended June 30, 2004	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Percentage Change for the Three Months Ended June 30, 2004 vs. June 30, 2003
Active Customers:(1)
Average monthly active customers	14%	(45)%	80%	90%	16%
Active customers during the quarter	25%	(48)%	77%	80%	25%
Sales personnel	47%	(4)%	83%	157%	47%
Cost per funded mortgage loan (bps)	(15)%	42%	2%	16%	N/A

(1)	Active customers are defined as customers who funded at least one loan during the period. The HCL division utilizes the B2B marketing relationships with mortgage brokers and mortgage bankers to produce consumer construction loans. As a result, there is some overlap of the two active customer statistics and new customers.

(2)	Net new customers are the number of new customers signed up during the period less those terminated.

	Relationship Businesses — IndyMac Mortgage Bank

Six Months Ended June 30, 2004	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Volume by Channel and Customer Source
Wholesale	$6,320	$—	$993	$—	$7,313
Correspondent/ Mortgage bankers	1,475	—	578	—	2,053
Correspondent/ Financial institutions	95	—	—	—	95
Conduit	2,962	—	—	—	2,962
Realtors	—	262	—	—	262
Builder/Builder affiliates	—	—	90	449	539
Consumer direct marketing by HCL	—	—	281	—	281

Subtotal mortgage production	10,852	262	1,942	449	13,505
Builder and subdivision construction commitments	—	—	—	546	546

Total relationship businesses production volume	$10,852	$262	$1,942	$995	$14,051

Percentage of total production	64.3%	1.6%	11.5%	5.9%	83.3%
Total production for the six months ended June 30, 2003	$9,075	$526	$1,428	$580	$11,609
Composition of mortgage production
Purchase transactions	36%	48%	98%	85%	47%
Cash-out refinance transactions	41%	32%	0%	10%	34%
Rate/term refinance transactions	23%	20%	2%	5%	19%
Key Performance Indicators for the Six Months Ended June 30, 2004
Active Customers:(1)
Average monthly active customers	2,294	131	389	46	2,860
Active customers during the period	5,321	391	1,560	102	7,374
Net new customers during the period(2)	1,605	417	N/A	61	2,083
Cost per funded mortgage loan (bps)	68	311	89	136	N/A

	Relationship Businesses — IndyMac Mortgage Bank

Six Months Ended June 30, 2004	B2B	B2R	HCL	HBD	Total

	(Dollars in millions)
Percentage Change for the Six Months Ended June 30, 2004 vs. June 30, 2003
Active Customers:(1)
Average monthly active customers	9%	(45)%	72%	59%	10%
Active customers during the period	28%	(45)%	73%	55%	27%
Cost per funded mortgage loan (bps)	(9)%	(57)%	13%	29%	N/A

(1)	Active customers are defined as customers who funded at least one loan during the period. The HCL division utilizes the B2B marketing relationships with mortgage brokers and mortgage bankers to produce consumer construction loans. As a result, there is some overlap of the two active customer statistics and new customers.

(2)	Net new customers are the number of new customers signed up during the period less those terminated.

      IndyMac Mortgage Bank’s production increased 40% from the three months ended March 31, 2004 to the three months ended June 30, 2004, due to strong execution on IndyMac’s strategies to increase market share in the mortgage industry. Active customers during the quarter in our largest channel — B2B — grew 25% compared to the second quarter of 2003. This growth is the direct result of IndyMac’s focus on increasing the size of its sales force nationwide and the newer sales people demonstrating increasing effectiveness as they gain experience with IndyMac’s products and technology. We have been successful in attracting experienced, quality salespeople because of our less interest-rate sensitive products combined with our technology advantage. In addition, we have improved our production of subprime mortgages and purchase mortgages through a specific focus on sales people with experience in these areas to generate relationships with purchase-oriented and subprime-oriented originators.

      Our construction lending divisions continued to take advantage of the strong purchase market as new home construction starts remained near seasonally adjusted record levels. Our consumer construction division, Home Construction Lending (HCL) produced new consumer construction loan commitments of $760 million, 26% higher than the first quarter of 2004. Similarly, our Home Builder Division (HBD) produced new construction financing commitments of $304 million, up 26% from the first quarter of 2004, and permanent home mortgages of $282 million reflecting an increase of 69% relative to the first quarter of this year.

      Our Realtor channel — B2R — continued its efforts to refocus on its core purpose, which is to capture purchase volume and build long-term relationships with Realtors. Steps taken during the first quarter of this year to improve execution resulted in a 40% increase in loan volume from our Realtor customers. We continue to expect this business to show improvement with Realtors as the year progresses.

      The following table shows production and other key performance indicators of the various consumer direct businesses of IndyMac Consumer Bank and Home Equity Division during the three and six months ended June 30, 2004. In addition, during the second quarter and six months ended June 30, 2004, as shown below, our Investment Portfolio Group generated $418 million and $700 million of loans, respectively, through its customer retention program in connection with its servicing portfolio.

	Consumer Direct Businesses

	IndyMac Consumer Bank
				Home	Investment
		Retail		Equity	Portfolio
Three Months Ended June 30, 2004	B2C	Bank	Total	Division(1)	Group

	(Dollars in millions)
Volume by Channel and Source
Web-based Production:
Direct at www.indymacmortgage.com	$125	$—	$125	$—	$—
Indirect Web-based leads	122	—	122	—	—
Cross-marketing and portfolio refinancing	517	55	572	—	418
Direct telemarketing and affinity relationships	172	—	172	44	—
Retail banking branches	—	85	85	—	—

Total consumer direct production volume	$936	$140	$1,076	$44	$418

Percentage of total production	9.6%	1.5%	11.1%	0.5%	4.2%
Total production second quarter 2003	$1,571	$119	$1,690	$46	N/A
Total production first quarter 2004	$878	$89	$967	$35	$282
Composition of mortgage production:
Purchase transactions	10%	24%	12%	N/A	1%
Cash-out refinance transactions	56%	51%	55%	N/A	1%
Rate/term refinance transactions	34%	25%	33%	N/A	98%

	Consumer Direct Businesses

	IndyMac Consumer Bank
				Home	Investment
		Retail		Equity	Portfolio
Six Months Ended June 30, 2004	B2C	Bank	Total	Division(1)	Group

	(Dollars in millions)
Volume by Channel and Source
Web-based Production:
Direct at www.indymacmortgage.com	$234	$—	$234	$—	$—
Indirect Web-based leads	261	—	261	—	—
Cross-marketing and portfolio refinancing	964	89	1,053	—	700
Direct telemarketing and affinity relationships	355	—	355	79	—
Retail banking branches	—	140	140	—	—

Total consumer direct production volume	$1,814	$229	$2,043	$79	$700

Percentage of total production	10.8%	1.3%	12.1%	0.5%	4.1%
Total production for the six months ended June 30, 2003	$2,885	$197	$3,082	$87	N/A
Composition of mortgage production:
Purchase transactions	9%	25%	11%	N/A	0%
Cash-out refinance transactions	57%	51%	56%	N/A	1%
Rate/term refinance transactions	34%	24%	33%	N/A	99%

(1)	The amount represents the loans produced only by the Home Equity Division. HELOC loans produced by other business divisions totaled $364 million and $573 million during the three and six months ended June 30, 2004, respectively. HELOC loans produced by business divisions other than the Home Equity Division are included in the production volume of the respective originating business division.

      B2C’s production volume declined 40% for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The B2C division is currently our most established consumer-direct business, generating 61% of the total consumer-direct business. This business is generally skewed to the refinance environment with its web-centralized call center approach and as such, is expected to be more cyclical in response to changes in interest rates. The Home Equity Division was established during 2002 to facilitate targeted marketing of our HELOC product directly to consumers in addition to the production of HELOCs within our other production channels. Through a streamlined application process and competitive pricing, this division provides homeowners the ability to easily access the excess equity in their homes for a variety of uses. The HELOC product tends to be somewhat counter-cyclical to the mortgage industry. As interest rates rise, consumers who want to access the equity in their home are more inclined to utilize a HELOC product rather than a cash-out refinance of their existing low-rate mortgage loan. As a result, we expect the Home Equity Division’s production to increase as the market transitions to a higher interest rate environment.

Loan Sales

      The Company sold $7.6 billion and $6.3 billion of loans during the three months ended June 30, 2004 and 2003, respectively, and $12.5 billion and $11.9 billion for the six months ended June 30, 2004 and 2003, respectively. The Company’s gain on sale of loans of $66.1 million in the second quarter of 2004 reflected a one-time deferral of $52.2 million of revenue on the adoption of SAB No. 105. Had the accounting principle been applied consistently with prior periods, the gain on sale of loans would have been $118.3 million for the second quarter of 2004 compared to $102.1 million for the same quarter of 2003, reflecting a 16% increase. The increase in gain on sale of loans was primarily due to the 21% increase in the amount of loans sold year over year.

      The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale to protect its margin on sale of loans. Hedging practices can vary significantly from company to company ranging across a broad spectrum. At one extreme, a mortgage banker may choose not to hedge its pipeline at all. Mortgage bankers who choose not to hedge their pipeline will typically report higher earnings and profit margins in a falling interest rate environment, and lower earnings and profit margins in a rising interest rate environment. This would be the most profitable strategy over an indefinite period of time as more production is done in the declining rate environment, assuming that rates rise as often as and as much as they fall. However, such a strategy results in highly volatile earnings and could result in losses for an extended period of time potentially risking the depletion of capital reserves. Conversely at the other extreme, a mortgage banker can choose to hedge 100% of its pipeline with option-based instruments to closely offset the “free option” enjoyed by the mortgage loan applicant to not close on his or her loan (i.e. “fallout”). This hedging strategy will generally produce stable and consistent results, but profitability is significantly reduced as the cost of the options can be prohibitive.

      Generally, prudent mortgage bankers will choose a strategy that falls within the boundaries of the above extremes. IndyMac tends to utilize instruments such as forward sale agreements whose change in value as interest rates change is expected to offset the change in value of its underlying mortgage pipeline based on expected closing ratios. Utilizing this strategy we focus on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors such as product type, origination channels, progress or “status” of transactions, as well as changes in market interest rates since we committed a rate to the borrower (“rate lock commitments”), the Company seeks to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, the Company has been able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments. Companies with lower coverage ratios may tend to follow the market increasing their hedge costs and reducing their profit margins as interest rates rise. In comparing financial results, investors should be aware of the varying results that can be achieved under different hedge strategies.

      The following tables illustrate the impact of the Company’s pipeline hedging activities (second quarter 2004 is reflected on a pro forma basis(1)).

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2004	2003	Change	2004	Change

	(Dollars in millions)
Gross gain on mortgage loan sales(1)	$54	$163	(67)%	$126	(57)%
Gross margin before hedging	0.71%	2.57%	(72)%	2.58%	(72)%
Hedging gains (losses)	$64	$(61)	(205)%	$(42)	(252)%
Net gains on sale(1)	$118	$102	16%	$84	40%
Net margin after hedging(1)	1.55%	1.61%	(4)%	1.71%	(9)%

(1)	The gain on mortgage loan sales for the three months ended June 30, 2004 in the tables excludes the $52 million before-tax revenue deferral as a result of adoption of SAB No. 105 in the second quarter of 2004. The GAAP gain on mortgage loan sales reported was $66 million for the three months ended June 30, 2004. The GAAP net margin after hedging was 0.87% for the three months ended June 30, 2004.

	Six Months Ended

	June 30,	June 30,	Percent
	2004	2003	Change

	(Dollars in millions)
Gross gain on mortgage loan sales(1)	$181	$281	(36)%
Gross margin before hedging	1.44%	2.37%	(39)%
Hedging gains (losses)	$21	$(95)	(122)%
Net gains on sale(1)	$202	$186	9%
Net margin after hedging(1)	1.61%	1.57%	3%

(1)	The gain on mortgage loan sales for the six months ended June 30, 2004 in the tables excludes the $52 million before-tax revenue deferral as a result of adoption of SAB No. 105 in the second quarter of 2004. The GAAP gain on mortgage loan sales reported was $150 million for the six months ended June 30, 2004. The GAAP net margin after hedging was 1.20% for the six months ended June 30, 2004.

      During the quarter ended June 30, 2004 the Company’s pipeline hedging activities resulted in hedging gains of $64 million compared to hedging losses of $61 million for the quarter ended June 30, 2003. The hedging gains in the second quarter of 2004 were consistent with the increasing interest rate environment. The yield on the 10-year Treasury increased by 76 basis points from March 31, 2004 to June 30, 2004.

      The gain on sale margin was 1.55% in the quarter ended June 30, 2004 compared to 1.61% in the quarter ended June 30, 2003 and 1.71% in the quarter ended March 31, 2004. The lower gain on sale margin during the second quarter of 2004 is primarily due to a higher percentage of loans originated through the conduit and correspondent channels, which operate with smaller profit margins.

      In addition to mortgage loans held for sale, the pipeline also includes rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and, therefore, were recorded at fair value prior to April 1, 2004. On April 1, 2004, the Company adopted SAB No. 105, and in accordance with this standard, for rate lock commitments entered into after April 1, 2004, only the change in the fair value is recorded by the Company.

      The Company hedges the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac, Euro Dollar futures and other hedge instruments as the Company deems appropriate to prudently manage this risk. These forward contracts are also accounted for as derivatives and recorded at fair value. As of June 30, 2004, the fair value of the rate lock commitments, net of related hedges, was $1.3 million, significantly decreased from $30.8 million at March 31, 2004 due to the adoption of SAB No. 105.

      The following two tables present the gain on sale margins by product type for the quarters ended June 30, 2004 and 2003, and March 31, 2004 and for the six months ended June 30, 2004 and 2003:

	Three Months Ended

	June 30, 2004			June 30, 2003			March 31, 2004

Gain on Sale Margins by	Amount	Gain on		Amount	Gain on		Amount	Gain on
Product Type(1)	Sold	Sale	Margin	Sold	Sale	Margin	Sold	Sale	Margin

	(Dollars in millions)
Alt-A and Jumbo	$5,938	$88.0	1.48%	$4,326	$69.9	1.62%	$3,463	$53.9	1.56%
Agency conforming	924	6.4	0.69%	1,589	18.4	1.16%	725	6.5	0.89%
Subprime	476	13.2	2.77%	264	6.6	2.50%	426	14.9	3.50%
Consumer Lot Loans	192	8.2	4.27%	—	—	—	—	—	—
Loans acquired through clean-up calls	108	2.5	2.31%	157	7.2	4.59%	293	8.4	2.86%

Total gain on sale of loans(1)	$7,638	$118.3	1.55%	$6,336	$102.1	1.61%	$4,907	$83.7	1.71%

(1)	The gain on mortgage loan sales for the three months ended June 30, 2004 has been adjusted to exclude the $52 million before-tax negative impact as a result of adoption of SAB No. 105 in the second quarter of 2004. The gain on mortgage loan sales reported on the statements of earnings was $66 million for the three months ended June 30, 2004.

	Six Months Ended June 30,			Six Months Ended June 30,
	2004			2003

Gain on Sale Margins by	Amount	Gain on		Amount	Gain on
Product Type(1)	Sold	Sale	Margin	Sold	Sale	Margin

	(Dollars in millions)
Alt-A and Jumbo	$9,401	$141.9	1.51%	$8,128	$129.1	1.59%
Agency conforming	1,649	12.9	0.78%	3,131	35.3	1.13%
Subprime	903	28.1	3.11%	264	6.6	2.50%
Consumer Lot Loans	192	8.2	4.27%	—	—	—
Loans acquired through clean-up calls	400	10.9	2.71%	337	14.9	4.43%

Total gain on sale of loans(1)	$12,545	$202.0	1.61%	$11,860	$185.9	1.57%

(1)	The gain on mortgage loan sales for the six months ended June 30, 2004 has been adjusted to exclude the $52 million before-tax negative impact as a result of adoption of SAB No. 105 in the second quarter of 2004. The gain on mortgage loan sales reported on the statements of earnings was $150 million for the six months ended June 30, 2004.

      The gain on sale margins declined on the Alt-A and agency conforming products during the second quarter 2004. The decline in Alt-A and Jumbo margins was caused by origination channel mix, including an increase in loans funded through the conduit and correspondent channels, and a shift to adjustable rate products. In the second quarter of 2004, 61% of loans originated were adjustable rate compared to 56% in the first quarter of 2004. In addition, 60% of the sales in the quarter ended June 30, 2004 were ARM loans, compared to 45% in the quarter ended March 31, 2004. The demand for the ARM market is somewhat less than the demand for the fixed rate agency and non-agency markets.

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

	Three Months Ended

	June 30,	% of loans	June 30,	% of loans	March 31,	% of loans
	2004	sold	2003	sold	2004	sold

	(Dollars in thousands)
Gain on sale of loans(1)	$118,307	1.55%	$102,146	1.61%	$83,668	1.70%
Net interest income	50,809	0.67%	40,592	0.64%	41,800	0.85%
Fee income	14,786	0.19%	18,007	0.29%	12,107	0.25%

Total mortgage banking revenue	$183,902	2.41%	$160,745	2.54%	$137,575	2.80%

Loans sold	$7,638,446		$6,335,907		$4,906,724

	Six Months Ended

		% of loans		% of loans
	June 30, 2004	sold	June 30, 2003	sold

	(Dollars in thousands)
Gain on sale of loans(1)	$201,975	1.61%	$185,929	1.57%
Net interest income	92,609	0.74%	77,033	0.65%
Fee income	26,893	0.21%	32,798	0.28%

Total mortgage banking revenue	$321,477	2.56%	$295,760	2.50%

Loans sold	$12,545,170		$11,859,608

(1)	The gain on mortgage loan sales for the three and six months ended June 30, 2004 is the pro forma amount which has been adjusted to exclude the $52 million before-tax negative impact as a result of adoption of SAB No. 105 in the second quarter of 2004. The gain on mortgage loan sales reported on the statements of earnings was $66 million and $150 million for the three and six months ended June 30, 2004, respectively.

      Total mortgage banking revenue for the six months ended June 30, 2004 was $321.5 million compared to $295.8 million for the six months ended June 30, 2003. The increase in revenue was driven by the additional loan sales of $685.6 million in the first half of 2004. Mortgage banking revenue increased to $183.9 million in the quarter ended June 30, 2004 compared to $160.7 million in the quarter ended June 30, 2003. However, as a percentage of loans sold, the total revenue declined to 2.41% from 2.54% due to the higher percentage of conduit and correspondent loan production in the second quarter of 2004.

      The following table shows the various channels through which loans were distributed.

	Three Months Ended

	June 30,	Distribution	June 30,	Distribution	March 31,	Distribution
	2004	Percentages	2003	Percentages	2004	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$2,249	25%	$3,459	48%	$2,304	45%
Private-label securitizations	3,845	43%	1,617	23%	1,085	21%
Whole loan sales	1,544	17%	1,260	18%	1,518	30%

Subtotal sales	7,638	86%	6,336	89%	4,907	96%
Investment portfolio acquisitions(2)	1,236	14%	798	11%	195	4%

Total loan distribution	$8,874	100%	$7,134	100%	$5,102	100%

	Six Months Ended

	June 30,	Distribution	June 30,	Distribution
	2004	Percentages	2003	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$4,553	33%	$6,923	53%
Private-label securitizations	4,930	35%	3,088	24%
Whole loan sales	3,062	22%	1,849	14%

Subtotal sales	12,545	90%	11,860	91%
Investment portfolio acquisitions(2)	1,431	10%	1,200	9%

Total loan distribution	$13,976	100%	$13,060	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.

      Loan sales to GSE’s dropped to 25% of total sales for the quarter ended June 30, 2004 compared to 48% for the same period a year ago and 45% for the previous quarter ended March 31, 2004. The increase in the amount of adjustable rate mortgages sold resulted in a higher percentage of loans being sold in private-label securitizations.

      In conjunction with the sale of mortgage loans in private-label securitizations and government-sponsored enterprises (“GSEs”) transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only strips, investment-grade securities, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $118 million in gain on sale of loans, excluding the $52 million SAB No. 105 adjustment, earned during the three months ended June 30, 2004, included the retention of $122 million of servicing-related assets, $62 million of other investment-grade and $21 million of non-investment grade securities. During the three months ended June 30, 2004, assets previously retained generated cash flows of $90.6 million. More information on the valuation assumptions related to IndyMac’s retained assets can be found under the heading, “Valuation of Servicing-Related Assets” below.

INVESTING AND HELOC ACTIVITIES

      The following table details the assets associated with our investing and HELOC activities as of June 30, 2004, and December 31, 2003:

		December 31,
	June 30, 2004	2003

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,639,993	$4,945,439
Consumer construction	1,301,688	1,145,526
Builder construction	561,538	484,397
HELOC	217,368	711,494
Income property	7,432	36,285
Mortgage-backed securities, U.S. Treasury securities and agency notes:
Trading securities:
AAA-rated and agency interest-only strips	166,799	148,275
AAA-rated principal-only securities	83,964	8,518
Other investment grade securities	9,093	8,922
Other non-investment grade securities	478	1,760
Non-investment grade residual securities	49,535	56,157

Subtotal — trading securities	309,869	223,632

Available for sale securities:
U.S. Treasury securities and agency notes	47,703	143,689
AAA-rated non-agency securities	2,450,258	1,407,984
AAA-rated agency securities	18,519	25,193
AAA-rated principal-only securities	20,102	—
Other investment grade securities	82,139	26,926
Other non-investment grade securities	29,304	10,182
Non-investment grade HELOC residual securities	23,097	—

Subtotal — available for sale securities	2,671,122	1,613,974

Total mortgage-backed securities, U.S. Treasury securities and agency notes	2,980,991	1,837,606

Mortgage servicing rights	493,876	443,688
Other assets	277,876	280,467

Total	$10,480,762	$9,884,902

Percentage of securities portfolio rated investment grade	97%	96%
Percentage of securities portfolio rated AAA	94%	94%

      Our HELOC loans held for investment decreased by $494 million from December 31, 2003, to June 30, 2004, primarily due to the recharacterization of $500 million of HELOCs into mortgage-backed securities via an on-balance sheet securitization in March 2004 and the reclassification of $342 million of HELOCs from the held for investment classification to the held for sale classification in June 2004 to reflect the Company’s intent to securitize these loans. Similarly, our AAA-rated non-agency securities increased from $1.4 billion at December 31, 2003, to $2.5 billion at June 30, 2004, resulting from the recharacterization of the $500 million of HELOCs from loans to securities as previously noted and the reclassification of $516 million of SFR mortgage loans that were securitized with retention of $353 million as mortgage-backed securities available for sale during the first quarter 2004. Please refer to the “Investing Activities” and the “HELOC Portfolio” sections below for further discussions on SFR mortgage and HELOC securitizations.

      AAA-rated and agency interest-only strips, and non-investment grade residual securities and securities used to hedge these securities, are classified as trading securities. Changes in the fair value of these securities are recorded in earnings. All other mortgage-backed securities and HELOC residuals are classified as available for sale, and changes in fair value of these assets are recorded in equity.

      The following table shows average annualized net returns for all of our investing and HELOC activities, which are calculated by dividing the sum of net interest income after allocated interest expense (see “Note 4 — Segment Reporting” in the accompanying notes to the consolidated financial statements for further information on our method of allocating interest expense to the operating segments) and provision for loan losses, service fee income and related net gains or losses by the average balance of investment assets. Service fee income includes gross service fee income, amortization of MSRs, valuation adjustments and net hedging gains and losses. Gross service fee income includes reinvestment income, prepayment and late fee income net of compensating interest paid to borrowers and investors in addition to the contractual servicing fees.

	Three Months Ended

	June 30,	June 30,	March 31,
	2004	2003	2004

	(Dollars in thousands)
Net interest income after provision for loan losses	$57,992	$26,743	$57,278
Service fee loss	(27,807)	(1,401)	(3,144)
Loss on mortgage-backed securities, net	(3,414)	(9,258)	(4,987)
Other income	5,338	2,718	4,004
Average balance of interest-earning assets and MSRs	$10,493,236	$6,518,704	$9,792,163
Investing activities’ return on interest-earning assets and MSRs (annualized)	1.23%	1.16%	2.18%

	Six Months Ended

	June 30,	June 30,
	2004	2003

	(Dollars in thousands)
Net interest income after provision for loan losses	$115,270	$58,067
Service fee (loss) income	(30,951)	982
Loss on mortgage-backed securities, net	(8,401)	(16,168)
Other income	9,342	5,211
Average balance of interest-earning assets and MSRs	$10,142,700	$6,462,416
Investing activities’ return on interest-earning assets and MSRs (annualized)	1.69%	1.50%

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

      In addition to the Investment Portfolio Group’s investments, certain investing activities through investments in construction loans also take place in the Mortgage Bank and the Home Equity Division. These activities include the investment in construction loans and HELOCs by these business units.

SFR Mortgage Loans Held for Investment

      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its investing activities relative to its mortgage banking activities, which tend to be more cyclical. The Company added $1.4 billion of mortgage loans in accordance with this strategy during the six months ended June 30, 2004; however, the portfolio actually declined relative to December 31, 2003. The decline was the result of the Company’s decision to sell approximately $600 million of loans in the second quarter and recharacterized approximately $516 million of loans as securities in line with overall balance sheet management objectives. The Company plans to continue to securitize portions of its SFR mortgage loans held for investment periodically, with the intent to retain most of the securities, to optimize return on equity, reduce hedging costs and enhance the liquidity of the loan portfolio. The following table shows the composition of the portfolio as of June 30, 2004, and December 31, 2003, and relevant credit quality characteristics at June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,639,993	$4,945,439
Average loan size	$289	$286
Non-performing loans as a percentage of SFR loans	0.40%	0.38%
Estimated average life in years(1)	2.3	3.1
Estimated average duration in years(2)	1.7	1.4
Yield	4.21%	4.43%
Fixed-rate mortgages	9%	6%
Adjustable-rate mortgages	28%	39%
Hybrid adjustable-rate mortgages	63%	55%

	June 30,	December 31,
	2004	2003
Additional Information as of June 30, 2004 and December 31, 2003
Average FICO score(3)	713	707
Average loan to value ratio	71%	73%
Geographic distribution:
Southern California	35%	39%
Northern California	21%	22%
Michigan	5%	3%
New York	4%	4%
Florida	4%	3%
New Jersey	2%	2%
Georgia	2%	2%
Colorado	2%	2%
Washington	2%	2%
Other (each individually less than 2%)	23%	21%

Total	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average duration measures the expected change in the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

Mortgage-Backed Securities, U.S. Treasury Securities and Agency Notes

      The Company’s portfolio of mortgage-backed securities, U.S. Treasury securities and agency notes totaled $3.0 billion and $1.8 billion at June 30, 2004, and December 31, 2003, respectively. These securities are recorded at fair value. The Company invests in high quality mortgage-backed securities to provide net interest income. At June 30, 2004, 94% of the portfolio was rated AAA with an expected weighted-average life of 3.3 years. U.S. Treasury securities are purchased to hedge the interest rate risk associated with servicing-related assets, among other types of investments. AAA-rated principal-only securities are retained from securitizations or purchased in the secondary market to hedge servicing related assets.

      The fair value of other investment grade and non-investment grade securities by credit rating as of June 30, 2004, and December 31, 2003, follows:

	June 30, 2004				December 31, 2003

	Current	(Discount)
	Face	To Face	Amortized	Fair
	Value	Value	Cost	Value	Fair Value

	(In thousands)
Investment grade mortgage-backed securities:
AAA	$—	$—	$—	$—	$8,001
AA	31,255	(43)	31,212	31,321	—
A	301	(21)	280	285	—
BBB	44,577	(2,545)	42,032	43,424	24,198
BBB-	17,050	(1,430)	15,620	16,202	3,649

Total other investment grade mortgage-backed securities	$93,183	$(4,039)	$89,144	$91,232	$35,848

Non-investment grade mortgage-backed securities:
BB	$27,137	$(4,461)	$22,676	$23,444	$7,896
B	14,617	(10,147)	4,470	4,599	186
CCC	—	—	—	—	1,165
C	2,277	(1,799)	478	478	1,934
D	1,728	(1,417)	311	311	676
NR	10,364	(9,514)	850	950	85

Total other non-investment grade mortgage-backed securities	$56,123	$(27,338)	$28,785	$29,782	$11,942

      At June 30, 2004, of the total other investment grade and non-investment grade mortgage-backed securities, $90.0 million was collateralized by prime loans, $30.5 million by subprime loans and $0.5 million by manufactured housing loans.

Mortgage Servicing and Mortgage Servicing Rights

      In addition to its own loans, IndyMac serviced $34.6 billion of mortgage loans owned by others at June 30, 2004, with a weighted average coupon of 6.15%. In comparison, IndyMac serviced $30.8 billion of mortgage loans owned by others at December 31, 2003, with a weighted average coupon of 6.53%. The table below shows the activity in the servicing portfolios during the quarter and six months ended June 30, 2004.

	Servicing Portfolio

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004

	(Dollars in millions)
Unpaid principal balance at beginning of period	$32,122	$30,774
Additions	7,086	11,762
Clean-up calls exercised	(672)	(991)
Loan payments and prepayments	(3,918)	(6,927)

Unpaid principal balance at June 30, 2004	$34,618	$34,618

      The capitalized value of MSRs totaled $493.9 million as of June 30, 2004, and $443.7 million as of December 31, 2003, reflecting an increase of $50.2 million. The table below shows the activity in MSRs.

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2004	2003	2004	2004	2003

	(Dollars in thousands)
Balance at beginning of period	$414,358	$343,544	$443,688	$443,688	$300,539
Additions	92,190	73,732	50,753	142,943	141,474
Transfers to AAA-rated agency interest-only securities	(14,293)	(17,812)	—	(14,293)	(17,812)
Clean-up calls exercised	(8,226)	(1,481)	(3,790)	(12,016)	(3,956)
Scheduled amortization	(38,747)	(21,832)	(22,860)	(61,607)	(42,982)
Valuation/impairment	48,594	(40,424)	(53,433)	(4,839)	(41,536)

Balance at end of period	$493,876	$335,727	$414,358	$493,876	$335,727

      Although we have been hedging our MSRs using interest rate swaps on an economic basis, we elected not to designate fair value hedge accounting on MSRs prior to January 1, 2004, and they were carried at the lower of the initial carrying value, adjusted for amortization, or fair value. On January 1, 2004, we started to designate fair value hedges on certain selected tranches of MSRs. The changes in the fair value of the designated MSRs, and the fair value of the designated interest rate swaps, are recorded through income, if the hedging relationships are proven to be effective under the provisions of SFAS No. 133.

      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We first stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are validated quarterly by third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings; however, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance. During the quarter ended June 30, 2004, we recorded a positive valuation adjustment of $48.6 million due to reduced expected prepayments on our servicing portfolio. As of June 30, 2004, the valuation allowance on MSRs totaled $70.5 million.

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

      A summary of the activity in the AAA-rated and agency interest-only strips and residual securities portfolios for the three and six months ended June 30, 2004 and 2003, and for the three months ended March 31, 2004, follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2004	2003	2004	2004	2003

	(Dollars in thousands)
AAA-rated and agency interest-only securities
Beginning balance	$153,460	$157,775	$148,275	$148,275	$188,043
Retained investments from securitizations	13,180	12,327	35,777	48,957	26,347
Transfer from MSRs	14,293	17,812	—	14,293	17,812
Sales(1)	(15,171)	—	—	(15,171)	—
Clean-up calls exercised	(1,655)	(7,077)	(1,151)	(2,806)	(19,125)
Cash received, net of accretion	(12,240)	(13,705)	(12,200)	(24,440)	(27,834)
Valuation gains (losses) before hedges	14,932	(29,932)	(17,241)	(2,309)	(48,043)

Ending balance	$166,799	$137,200	$153,460	$166,799	$137,200

Residual securities
Beginning balance	$61,324	$76,435	$56,157	$56,157	$77,757
Retained investments from securitizations	11,827	(198)	16,507	28,334	13,824
Sales	—	—	—	—	(10,525)
Clean-up calls exercised	—	—	159	159	—
Cash received, net of accretion	(3,706)	(6,113)	(11,249)	(14,955)	(12,920)
Valuation gains (losses) before hedges	3,187	(6,029)	(250)	2,937	(4,041)

Ending balance	$72,632	$64,095	$61,324	$72,632	$64,095

(1)	Represents the AAA-rated interest-only security that was created during the first quarter in connection with a private-label securitization transaction and subsequently sold in the second quarter.

Valuation of Servicing-Related Assets

      MSRs, AAA-rated and agency interest-only strips and residual securities are recorded at fair market value. MSRs, except for certain tranches for which we have applied hedge accounting, are further subject to the lower of cost or market limitations. Relevant information and assumptions used to value the Company’s servicing related assets and residual securities at June 30, 2004, March 31, 2004, and December 31, 2003 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)
June 30, 2004
AAA-rated/agency interest- only strips	$166,799	$16,280,985	6.55%	0.38%	43.0%	2.70	16.7%	23.3%	10.8%	N/A

Prime residual securities	$20,059	$2,320,207	6.88%	2.31%	63.5%	0.37	32.2%	37.3%	16.9%	0.5%
Subprime and HELOC residual securities(2)	52,574	$1,843,879	7.43%	4.35%	40.6%	0.66	35.8%	32.2%	21.7%	2.3%

Total non-investment grade residual securities	$72,633

MSRs	$493,876	$34,618,427	6.15%	0.32%	35.6%	4.46	16.2%	15.9%	11.4%	N/A

March 31, 2004
AAA-rated/agency interest- only strips	$153,146	$15,253,063	6.68%	0.43%	33.7%	2.34	20.1%	35.9%	9.1%	N/A

Prime residual securities	$18,875	$2,210,176	6.94%	1.89%	55.6%	0.45	27.5%	37.6%	15.9%	0.5%
Subprime and HELOC residual securities(2)	42,448	$1,545,047	7.69%	4.21%	35.4%	0.65	38.2%	38.7%	21.5%	2.3%

Total non-investment grade residual securities	$61,323

MSRs	$414,358	$32,121,562	6.36%	0.32%	29.2%	4.03	18.9%	32.1%	9.0%	N/A

December 31, 2003
AAA-rated/agency interest- only strips	$148,275	$14,740,915	6.90%	0.38%	34.0%	2.65	17.2%	35.5%	9.8%	N/A

Prime residual securities	$23,518	$2,406,030	7.00%	1.48%	60.0%	0.66	26.3%	36.0%	15.8%	0.5%
Subprime residual securities	32,639	$1,286,694	8.65%	4.34%	38.4%	0.58	33.4%	32.9%	23.6%	2.3%

Total non-investment grade residual securities	$56,157

MSRs	$443,688	$30,773,545	6.53%	0.32%	31.0%	4.51	16.8%	31.5%	10.0%	N/A

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.09% and 1.41% for prime and subprime residuals, respectively, at June 30, 2004.

(2)	As of June 30, 2004, subprime and HELOC residual securities include residuals from the securitization of home equity loans in the amount of $23 million. Although our HELOC loans are made to high credit quality, prime borrowers, the assumptions on HELOC-related residuals are similar to subprime as they are second trust deed loans.

      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only strips, we project prepayment rates using an industry standard prepayment model. The model considers key factors such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve as well as collateral specific current coupon information.

      The weighted average multiple for MSRs, AAA-rated and agency interest-only strips and residual securities represents the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only strips, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples whose product mix is substantially different.

      The lifetime prepayment speed assumptions incorporate expectations of future rates implied by the market forward LIBOR/swap curve. In contrast, the refinance incentive reflected in short term prepayment speeds incorporates recent actual mortgage current coupon information and generally will be higher than lifetime speeds due to aging and burnout effects of the portfolio; however, three-month projected prepayment speeds for the MSRs dropped considerably compared to the first quarter in response to an increase in 10-year swap rates of approximately 80 basis points from the first quarter. Substantial new MSR capitalization further contributed to the overall decrease in expected short term speeds.

      Similar to the decrease in three-month prepayment speeds, the lifetime prepayment speed assumptions for subprime and HELOC residual securities and MSRs have dropped compared to March 31, 2004, due to an increase in 10-year swap rates from the first quarter. However, the lifetime prepayment speed assumptions for prime residual securities have increased from that of the first quarter 2004 as they are predominantly collateralized by ARM loans that tend to have higher prepayment speeds. The discount rate assumptions increased reflecting the increase in benchmark rates and the extension of the expected life of the underlying loans.

Hedging Interest Rate Risk on Servicing-Related Assets

      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only strips, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our Investment Portfolio Group is responsible for the management of interest rate and prepayment risks in the Investment Portfolio, subject to policies and procedures established by, and oversight from, our management level Asset and Liability Committee (“ALCO”), management level Enterprise Risk Management Group (“ERM”), and our Board of Directors level ALCO.

      The objective of our hedging strategy is to mitigate the impact of changes in interest rates on the net economic value of the balance sheet and quarterly earnings, not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and our servicing portfolio retention efforts. Historically, we have hedged servicing-related assets using a mix of securities on our balance sheet, such as AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, as well as derivatives such as futures, floors, interest rate swaps, or options. Recently, clean-up call revenues and retention programs have also been added to our overall servicing asset management program. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the above instruments designed to correlate well with the hedged servicing assets and our anticipated servicing retention rates.

      We recorded a positive $48.6 million valuation adjustment to increase our mortgage servicing asset during the second quarter of 2004 as a result of increasing long-term interest rates; however, this increase was more than offset by losses of $67.5 million on our related hedging instruments. Several factors contributed to the net valuation loss in this quarter. Prepayment speeds experienced in the portfolio during the second quarter were faster than projected as the lower rates during the first quarter of this year resulted in significantly higher levels of prepayments in the second quarter than anticipated. In addition, our hedges were negatively impacted by market volatility rates reaching multi-year lows during the quarter, and a flattening of the yield curve.

      Our portfolio retention activities contributed to the increased prepayments during the quarter. The positive benefits of these activities are reflected in our segment results and in the table on page 32, as these benefits are realized in higher net interest income and gain on sale results. In line with our expectations, we have observed a slowing of prepayment speeds more recently, and as a result, we currently expect improved performance in our servicing segment in the second half of 2004.

      The following table breaks out the components of service fee expense and the net loss on mortgage-backed securities.

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2004	2003	2004	2004	2003

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$29,879	$25,510	$28,080	$57,959	$49,567
Amortization	(38,747)	(21,832)	(22,860)	(61,607)	(42,982)

Service fee (expense) income, net of amortization	(8,868)	3,678	5,220	(3,648)	6,585
Valuation adjustments on MSRs	48,594	(40,424)	(53,433)	(4,839)	(41,536)
Hedge (loss) gain on MSRs	(67,533)	35,345	45,069	(22,464)	35,933

Total service fee (expense) income	$(27,807)	$(1,401)	$(3,144)	$(30,951)	$982

Net loss on securities:
Realized gain on available for sale securities	$631	$2,022	$900	$1,531	$2,022
Impairment on available for sale securities	(565)	(808)	(101)	(666)	(1,388)
Unrealized gain (loss) on AAA-rated and agency interest-only and residual securities	18,119	(35,962)	(17,492)	627	(52,085)
Net (loss) gain on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	(21,599)	25,490	11,706	(9,893)	35,283

Total loss on mortgage-backed securities, net	$(3,414)	$(9,258)	$(4,987)	$(8,401)	$(16,168)

Total Clean-Up Call and Retention Program Income	$17,199	$16,087	$21,192	$38,391	$26,987

      The income from the clean-up call and retention programs is recognized as a component of gain on sale and net interest income in the Investment Portfolio Group’s mortgage banking activities. As shown in our segment results on page 12, the effect of the clean-up call and retention program activities allowed the mortgage servicing business to generate positive returns during the historical refinance boom periods, with the exception of the current quarter.

      The income from the clean-up call and retention programs totaled $17.2 million during the second quarter of 2004, a decrease of $4.0 million compared to the quarter ended March 31, 2004. The reduction is primarily due to the decrease in net interest income as the remaining clean-up call loans and loans acquired through retention programs had lower weighted average coupon rates.

      As master servicer for our various securitizations, we maintain the right to call selected transactions when the outstanding loan balances in the securitization trust decline to a specified level, typically 10% of the original collateral balance. During the quarter ended June 30, 2004, we sold approximately $104.0 million of called loans with a pretax gain of $2.5 million, and $450.2 million of loans acquired through retention programs for a pretax gain of $11.1 million. We expect to exercise our option to call additional loans of approximately $221 million during the remainder of 2004, the exact timing and amount of which is dependent upon the future interest rate environment and borrower prepayment behavior.

      Mortgage loan servicing provides a key advantage to mortgage originators in a declining interest rate environment, as there is an existing base of customers that could potentially be in the market for a refinance mortgage. The gains from providing a new mortgage to an existing customer, serve to mitigate the decline in value of the mortgage servicing asset for the early prepayment of the original loan. Prior to the third quarter of 2003, servicing referrals and direct marketing to IndyMac’s servicing customers was performed by the consumer direct (B2C) segment. IndyMac began to transition this customer retention activity to the mortgage servicing segment beginning in the third quarter of last year and completed this transition in the second quarter of this year. In order to evaluate the overall profitability of the servicing segment, we believe it is important to view the profitability including all of the retention activities performed at the Company, both by the consumer direct segment and the mortgage servicing segment.

      When looked at as a whole, the retention activities significantly enhance the servicing returns. The second quarter of 2004 is the first quarter in which IndyMac has suffered a loss in its servicing activities net of the retention profits. The table below shows the total return on servicing and retained assets including an estimate of the consumer direct retention profits.

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2004	2003	Change	2004	Change

	(Dollars in thousands)
Net revenues:
Servicing-related assets segment	$(9,869)	$10,835	(191)%	$16,655	(159)%
B2C servicing retention revenue	10,018	16,958	(41)%	11,182	(10)%

Total net revenues	149	27,793	(99)%	27,837	(99)%
Operating expenses:
Servicing-related assets segment	11,278	9,180	23%	9,890	14%
B2C servicing retention revenue	4,838	7,857	(38)%	4,651	4%

Total operating expenses	16,116	17,037	(5)%	14,541	11%
Earnings before tax	(15,967)	10,756	(248)%	13,296	(220)%

Net earnings	$(9,660)	$6,507	(248)%	$8,044	(220)%

Average capital allocated:
Servicing-related assets segment	$205,192	$195,570	5%	$200,874	2%
B2C servicing retention revenue	6,719	10,912	(38)%	6,460	4%

Total average capital	$211,911	$206,482	3%	$207,334	2%

ROE	(18)%	13%	(238)%	16%	(213)%

Construction Lending

      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9 to 12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase. These loans are typically fixed-rate loans. When the loan converts to permanent status the loan is transferred into the Company’s pipeline of mortgage loans held for sale. Consumer construction loan originations grew 26% from the first quarter of 2004 and 47% over the same quarter of 2003, as we continue to take advantage of the strong “new home” purchase market. Overall, HCL is ranked as the second largest custom residential lender in the nation and the largest in California. Consumer construction loans outstanding at June 30, 2004, were $1.3 billion, up 14% compared to the amount at December 31, 2003.

      With respect to builder construction loans, our activities have been increasingly focused on those homebuilders that provide our mortgage loans to their customers when they sell the completed residence. Builder construction loans are typically based on prime rates. During the second quarter 2004, we entered into new tract construction commitments of $304 million, up 28%, or $67 million, from the second quarter 2003. Builder loans outstanding at June 30, 2004, including construction and land and other mortgage loans, totaled $738.9 million, a $133.7 million, or 22% increase compared to December 31, 2003. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the underlying real estate.

      The following tables present further information on our construction loan portfolios.

	As of

	June 30, 2004		December 31, 2003

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

		(Dollars in thousands)
Construction loans	$1,301,688	$561,538	$1,145,526	$484,397
Land and other mortgage loans	$73,063	$177,337	$87,045	$120,751
Outstanding commitments	$2,335,273	$1,329,717	$2,091,853	$1,120,893
Average construction loan commitment	$389	$2,467	$391	$3,046
Non-performing loans	0.74%	1.24%	0.78%	1.60%
Yield	5.66%	6.44%	5.81%	6.63%
Fixed-rate loans	95%	0%	94%	1%
Adjustable-rate loans	5%	98%	6%	97%
Hybrid adjustable-rate loans	0%	2%	0%	2%

Additional Information as of June 30, 2004

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan-to-value ratio(1)	74%		73%
Average FICO score(2)	706		N/A
Geographic distribution
Southern California	30%	Southern California	45%
Northern California	18%	Northern California	22%
New York	5%	Illinois	12%
Hawaii	5%	Florida	7%
Florida	4%	Massachusetts	4%
Colorado	3%
Connecticut	3%
Washington	2%
New Jersey	2%
Nevada	2%
Other (each individually less than 2%)	26%	Other (each individually less than 2%)	10%

Total Consumer Construction	100%	Total Builder Construction	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at June 30, 2004.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.

      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 48.

HELOC Portfolio

      Our managed HELOC portfolio reached the $1 billion level during the second quarter 2004. The portfolio grew 50% during the first half of the year from $711.5 million at December 31, 2003, to $1.1 billion at June 30, 2004, including the HELOC securitized servicing portfolio. The majority of the HELOC production was driven by our internal channels and produced concurrently with a first mortgage.

      During the first quarter 2004, the Company financed $500 million in HELOC loans through a securitization trust. The trust issued AAA-rated asset-backed certificates that are guaranteed by a third party insurer. The Company pledged the certificates to secure $500 million of nonrecourse debt. As a result of this transaction, the Company recharacterized the net book value of the HELOCs as securities available for sale and servicing rights. The nonrecourse notes are reflected in other borrowings. The Company recognized no gain or loss on this secured financing transaction. The primary objectives of these transactions were to (1) lower our cost of funds, (2) improve our liquidity profile, and (3) improve our risk profile through the use of mortgage insurance.

      On June 30, 2004, we reclassified $342 million of HELOC loans, representing the planned amount of loans to be securitized in the third quarter 2004, from held for investment to held for sale on the consolidated balance sheet. This reclassification did not result in any basis adjustment to the loans and had no impact on second quarter earnings.

      The following table presents information on the combined HELOCs held for sale and held for investment as of and for the three months ended June 30, 2004, March 31, 2004, and December 31, 2003. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	June 30,	March 31,	December 31,
	2004	2004	2003

	(Dollars in thousands)
Outstanding balance	$559,406	$322,351	$711,494
Outstanding commitments(1)	$1,095,532	$638,210	$1,189,213
Average spread over prime	1.99%	2.07%	1.92%
Average FICO score	716	711	710
Average CLTV ratio(2)	75%	76%	77%

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
>= 96% &< = 100%	$25,492	$64	3.06%	722	1.47%
>= 91% &< = 95%	65,322	61	3.08%	715	0.76%
>= 81% &< = 90%	188,316	63	2.52%	699	1.40%
>= 71% &< = 80%	154,098	98	1.31%	715	0.95%
<= 70%	126,178	99	1.23%	733	0.53%

Total	$559,406	$80	1.99%	716	1.00%

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

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

	Three Months Ended

	June 30, 2004			June 30, 2003			March 31, 2004

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$2,877,174	$34,365	4.80%	$1,553,656	$16,111	4.16%	$2,105,468	$26,855	5.13%
Loans held for sale	5,282,806	69,395	5.28%	3,467,140	52,460	6.07%	3,688,650	54,746	5.97%
Mortgage loans held for investment	5,424,545	56,827	4.21%	3,173,541	37,201	4.70%	5,608,258	58,042	4.16%
Builder construction and income property	546,597	8,820	6.49%	570,944	9,768	6.86%	506,668	8,039	6.38%
Consumer construction	1,208,522	17,003	5.66%	899,204	14,639	6.53%	1,140,371	15,995	5.64%
Investment in Federal Home Loan Bank stock and other	329,231	3,898	4.76%	244,552	2,298	3.77%	320,321	2,882	3.62%

Total interest-earning assets	15,668,875	190,308	4.88%	9,909,037	132,477	5.36%	13,369,736	166,559	5.01%

Other	1,317,607			972,687			1,178,636

Total assets	$16,986,482			$10,881,724			$14,548,372

Interest-bearing deposits	$4,076,509	23,697	2.34%	$2,996,427	21,950	2.94%	$3,838,511	22,482	2.36%
Advances from Federal Home Loan Bank	5,775,468	33,919	2.36%	3,588,032	28,308	3.16%	5,207,135	30,920	2.39%
Other borrowings	4,800,920	25,714	2.15%	2,276,959	14,704	2.59%	3,532,004	19,224	2.19%

Total interest-bearing liabilities	14,652,897	83,330	2.29%	8,861,418	64,962	2.94%	12,577,650	72,626	2.32%

Other	1,206,297			1,115,755			927,400

Total liabilities	15,859,194			9,977,173			13,505,050
Stockholders’ equity	1,127,288			904,551			1,043,322

Total liabilities and stockholders’ equity	$16,986,482			$10,881,724			$14,548,372

Net interest income		$106,978			$67,515			$93,933

Net interest spread			2.59%			2.42%			2.69%

Net interest margin			2.75%			2.73%			2.83%

	Six Months Ended

	June 30, 2004			June 30, 2003

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$2,491,321	$61,220	4.94%	$1,737,151	$37,072	4.30%
Loans held for sale	4,485,728	124,141	5.57%	3,167,344	97,661	6.22%
Mortgage loans held for investment	5,516,402	114,868	4.19%	2,966,721	73,164	4.97%
Builder construction and income property	526,633	16,860	6.44%	570,915	19,488	6.88%
Consumer construction	1,174,446	32,998	5.65%	869,488	29,035	6.73%
Investment in Federal Home Loan Bank stock and other	324,776	6,780	4.20%	212,910	4,254	4.03%

Total interest-earning assets	14,519,306	356,867	4.94%	9,524,529	260,674	5.52%

Other	1,248,121			933,665

Total assets	$15,767,427			$10,458,194

Interest-bearing deposits	$3,957,510	46,179	2.35%	$2,866,625	43,638	3.07%
Advances from Federal Home Loan Bank	5,491,302	64,839	2.37%	3,148,520	53,866	3.45%
Other borrowings	4,166,462	44,938	2.17%	2,544,684	32,630	2.59%

Total interest-bearing liabilities	13,615,274	155,956	2.30%	8,559,829	130,134	3.07%

Other	1,066,848			1,010,978

Total liabilities	14,682,122			9,570,807
Stockholders’ equity	1,085,305			887,387

Total liabilities and stockholders’ equity	$15,767,427			$10,458,194

Net interest income		$200,911			$130,540

Net interest spread			2.64%			2.45%

Net interest margin			2.78%			2.76%

      The net interest margin during the second quarter 2004 was 2.75%, a decline from 2.83% for the first quarter 2004. The decrease is primarily due to a 13 basis point decline in yield on interest-earning assets. The lower yield on interest-earning assets was the result of an increase in the mix of monthly adjustable 12-MAT loans held for sale that carry a lower yield in the initial period, generally the first month.

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

	Three Months Ended June 30, 2004 vs. 2003

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$13,643	$2,497	$2,114	$18,254
Loans held for sale	27,254	(6,791)	(3,528)	16,935
Mortgage loans held for investment	26,213	(3,864)	(2,723)	19,626
Builder construction and income property	(442)	(530)	24	(948)
Consumer construction	4,983	(1,953)	(665)	2,365
Investment in Federal Home Loan Bank stock and other	787	605	207	1,599

Total interest income	72,438	(10,036)	(4,571)	57,831
Interest expense
Interest-bearing deposits	7,831	(4,484)	(1,600)	1,747
Advances from Federal Home Loan Bank	17,133	(7,178)	(4,344)	5,611
Other borrowings	16,214	(2,475)	(2,729)	11,010

Total interest expense	41,178	(14,137)	(8,673)	18,368

Net interest income	$31,260	$4,101	$4,102	$39,463

	Six Months Ended June 30, 2004 vs. 2003

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$16,242	$5,497	$2,409	$24,148
Loans held for sale	41,035	(10,249)	(4,306)	26,480
Mortgage loans held for investment	63,257	(11,559)	(9,993)	41,705
Builder construction and income property	(1,462)	(1,262)	95	(2,629)
Consumer construction	10,292	(4,673)	(1,656)	3,963
Investment in Federal Home Loan Bank stock and other	2,253	178	94	2,525

Total interest income	131,617	(22,068)	(13,357)	96,192
Interest expense
Interest-bearing deposits	16,774	(10,281)	(3,952)	2,541
Advances from Federal Home Loan Bank	40,342	(16,793)	(12,577)	10,972
Other borrowings	20,944	(5,260)	(3,376)	12,308

Total interest expense	78,060	(32,334)	(19,905)	25,821

Net interest income	$53,557	$10,266	$6,548	$70,371

OVERALL INTEREST RATE RISK MANAGEMENT

      In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale and our investment in servicing-related assets, we perform extensive overall interest rate risk analyses. The primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is a net portfolio value (“NPV”) analysis that simulates the effects changes in interest rates have on the fair value of stockholders’ equity.

      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of June 30, 2004, and December 31, 2003. Our NPV model has been built to focus on the Bank alone as the $256 million of assets at the holding company have very little interest rate risk exposure.

	June 30, 2004			December 31, 2003

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$329,377	$329,377	$329,377	$111,203	$111,203	$111,203
Trading securities	302,950	286,052	301,068	206,484	180,197	228,880
Available for sale securities	2,046,266	2,094,812	1,988,411	1,611,958	1,662,715	1,553,103
Loans held for sale	3,985,286	4,006,073	3,909,136	2,573,248	2,606,028	2,519,059
Loans held for investment	6,978,583	7,044,745	6,877,960	7,396,475	7,448,389	7,304,464
MSRs	495,086	393,432	548,086	443,688	311,777	534,672
Other assets	708,404	695,147	718,896	683,213	697,356	669,062
Derivatives	92,317	(33,952)	224,760	106,119	91,598	169,246

Total assets	$14,938,269	$14,815,686	$14,897,694	$13,132,388	$13,109,263	$13,089,689

Deposits	$4,745,202	$4,789,176	$4,704,339	$4,367,400	$4,404,900	$4,335,433
Advances from Federal Home Loan Bank	5,567,651	5,602,862	5,533,274	4,949,477	4,979,962	4,919,147
Other borrowings	2,885,675	2,886,937	2,884,415	2,438,695	2,440,538	2,436,665
Other liabilities	371,885	338,708	400,730	156,711	156,800	156,599

Total liabilities	13,570,413	13,617,683	13,522,758	11,912,283	11,982,200	11,847,844

Stockholders’ equity (NPV)	$1,367,856	$1,198,003	$1,374,936	$1,220,105	$1,127,063	$1,241,845

% Change from base case		(12.42)%	0.52%		(7.63)%	1.78%

      The increase in the net present value of equity from December 31, 2003, to June 30, 2004, is primarily due to the net income of $70 million for the first six months of 2004, and the $80 million capital contributed by the holding company to the Bank from the equity offering in June. See “Issuance of Common Stock” at page 57 for further information regarding the offering. The June 30, 2004 results indicate that the Bank is better positioned for rising rates in an up 100 basis point scenario. It should be noted that this analysis does not reflect changes in volumes and profits from our mortgage banking operations that would be expected to result from the simulated change in interest rate environment.

      The assumptions inherent in our interest rate shock models include expected valuation changes in an instantaneous and parallel interest rate shock and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury, LIBOR/swap curve and mortgages. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from a decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.

      The Company’s Board of Directors-level and management-level Asset Liability Committees (“ALCOs”) monitor our hedging activities to determine whether the value of our hedge positions, their correlation to the balance sheet item being hedged, and the amounts being hedged, continue to provide effective protection against interest rate risk. While there can be no assurances that our interest rate management strategies will be effective, we believe we have adequate internal controls to monitor and manage our interest rate risk within reasonable levels.

CREDIT RISK AND RESERVES

GENERAL

      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of June 30, 2004.

				Total
				Reserves as a		QTD Net	YTD Net
		Allowance	Credit	Percentage	Non-	Charge	Charge
		For Loan	Discounts	of Book	Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Losses	(2)	Value	Assets	REO (Gains)	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$4,796,027	$18,596	$—	0.39%	$12,625	$1,120	$2,046
Land and other mortgage	182,352	3,170	—	1.74%	—	—	—
Builder construction and income property	568,970	13,058	—	2.30%	9,162	10	10
Consumer construction	1,301,688	10,464	—	0.80%	10,203	329	404

Total core held for investment loans	6,849,037	45,288	—	0.66%	31,990	1,459	2,460
Discontinued product lines(1)	61,334	7,508	—	12.24%	6,024	1,071	2,089

Total held for investment portfolio	6,910,371	$52,796	—	0.76%	38,014	2,530	4,549

Held for sale portfolio	4,026,779		$14,572	0.36%	47,823	—	—

Total loans	$10,937,150				85,837	$2,530	$4,549

Foreclosed assets
Core portfolios					26,533	$(139)	$(599)
Discontinued product lines					783	(57)	160

Total foreclosed assets					27,316	$(196)	$(439)

Total non-performing assets					$113,153

Total non-performing assets as a percentage of total assets					0.73%

(1)	Discontinued product lines include manufactured home loans and home improvement loans.

(2)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.

      The following tables provide additional comparative data on non-performing assets relative to the allowance for loan losses.

	June 30,	June 30,	December 31,
	2004	2003	2003

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$12,625	$11,059	$12,414
Land and other mortgage loans	—	2,214	71
Builder construction	9,162	1,605	9,704
Consumer construction	10,203	10,654	8,954

Total portfolio non-performing loans	31,990	25,532	31,143
Discontinued product lines	6,024	7,126	6,449

Total non-performing loans held for investment	38,014	32,658	37,592
Non-performing loans held for sale	47,823	30,054	38,855

Total non-performing loans	85,837	62,712	76,447
Foreclosed assets	27,316	31,028	23,677

Total non-performing assets	$113,153	$93,740	$100,124

Total non-performing assets to total assets	0.73%	0.88%	0.76%

Allowance for loan losses to non-performing loans held for investment	139%	153%	140%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$45,043	$41,524	$45,644	$41,314
Provision for loan losses	1,701	5,000	2,101	6,525
Charge-offs net of recoveries
SFR mortgage loans	(1,120)	(691)	(2,046)	(1,857)
Builder construction	(10)	(3,066)	(10)	(3,066)
Consumer construction	(329)	(421)	(404)	(570)

Charge-offs net of recoveries	(1,459)	(4,178)	(2,460)	(5,493)
Balance, end of period	45,285	42,346	45,285	42,346

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

	(Dollars in thousands)
Discontinued product lines
Balance, beginning of period	7,083	8,722	7,001	9,447
Provision for loan losses	1,499	1,900	2,599	3,475
Charge-offs net of recoveries	(1,071)	(2,926)	(2,089)	(5,226)

Balance, end of period	7,511	7,696	7,511	7,696

Total allowance for loan losses	$52,796	$50,042	$52,796	$50,042

Annualized charge-offs to average loans	0.14%	0.61%	0.13%	0.49%
Annualized charge-offs to quarterly production	0.10%	0.36%	0.05%	0.28%
Core portfolio loans only:
Net charge-offs to average loans	0.08%	0.37%	0.07%	0.24%
Net charge-offs to quarterly production	0.06%	0.20%	0.03%	0.16%

      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $67.4 million at June 30, 2004, compared to $66.6 million at December 31, 2003. As of June 30, 2004, the allowance for loan losses of $52.8 million for loans held for investment, represented 0.76% of total loans held for investment. This compares to an allowance for loan losses of $52.7 million, or 0.71% of total loans held for investment, at December 31, 2003. Charge-offs improved significantly during the second quarter 2004, both in our core portfolio loans and discontinued product lines. Total second quarter net charge-offs of $2.5 million decreased 64% relative to the second quarter 2003. In relation to annualized charge-offs, our coverage improved year-over-year with the allowance representing 5.2 times of the annualized charge-offs for the second quarter 2004 compared with 1.8 times of the annualized charge-offs for the second quarter 2003.

      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We recorded the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value. The ratio of non-performing assets to total assets also improved from 0.76% at December 31, 2003 to 0.73% at June 30, 2004. Total non-performing assets amounted to $113.2 million at June 30, 2004 as compared to $100.1 million at December 31, 2003. The increase in non-performing loans was driven by a $9.0 million increase in mortgage loans held for sale primarily due to the loans acquired through clean-up calls exercised during the first half of 2004. The exercises of the clean-up call options have also driven the increase in foreclosed assets.

      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at June 30, 2004 was $45.2 million, or 0.66% of the loan balance, compared to the 0.62% of total loan balance at December 31, 2003.

      With respect to IndyMac’s non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $1.1 million during the second quarter of 2004, down from the $2.9 million of net charge-offs on these portfolios during the second quarter of 2003. After provision for loan losses of $1.5 million, the allocated allowance for loan losses was $7.5 million, or 12.24% of the remaining principal balance of such liquidating portfolios, compared to the 10.07% reserve coverage at December 31, 2003.

      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines, which consists of manufactured housing and home improvement loans. The allocation of the allowance among the various loan products is representative of our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances.

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

      With respect to mortgage loans held for sale, IndyMac does not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Market valuation adjustments on loans held for sale totaled $14.6 million at June 30, 2004.

SECONDARY MARKET RESERVE

      We do not sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform with the representations and warranties we make at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential systemic issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since inception in 1993, the Company has repurchased only a very small amount of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of IndyMac’s diversification of its loan sale channels to whole loan and GSE sales. While sales through these channels generate enhanced cash flows, they tend to have a greater level of representation and warranty risk. The following table shows the amount of loans we have repurchased from each distribution channel, since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans Sold:
GSEs and whole loans	$127.1	$49,043	0.26%
Securitization trusts	9.3	61,525	0.02%

Total Loans Sold	$136.4	$110,568	0.12%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. These reserves, which totaled $37.3 million at June 30, 2004, have two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the reserves during the three and six months ended June 30, 2004.

	Three	Six
	Months	Months

	(Dollars in thousands)
Balance, beginning of period	$34,000	$34,000
Additions/provisions	7,493	15,979
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(5,223)	(14,319)
Recoveries on previous claims	980	1,590

Balance, June 30, 2004	$37,250	$37,250

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

OPERATING EXPENSES

      A summary of operating expenses follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2004	2003	2004	2004	2003

	(Dollars in thousands)
Salaries and related	$64,231	$57,030	$63,038	$127,269	$110,125
Premises and equipment	9,938	8,138	9,593	19,531	16,444
Loan purchase costs	10,244	7,810	7,307	17,551	14,868
Professional services	5,844	5,086	5,073	10,917	9,696
Data processing	8,580	8,131	8,591	17,171	14,895
Office	5,758	5,860	5,979	11,737	11,120
Advertising and promotion	9,167	6,580	8,856	18,023	12,644
Operations and sale of foreclosed assets	1,419	794	2,135	3,554	1,750
Other	6,113	5,329	4,626	10,739	8,874

	$121,294	$104,758	$115,198	$236,492	$200,416

      General and administrative expenses, including salaries, increased during the quarter ended June 30, 2004, to $121.3 million, compared to $104.8 million during the same period in 2003. The increase was largely driven by increases in salaries, loan purchase costs, advertising and promotion, and infrastructure and technology related expenses as a result of the Company’s increased mortgage loan production and operational expansions. Total loan production increased 19% year over year, from $8.2 billion for the quarter ended June 30, 2003, to $9.7 billion for the quarter ended June 30, 2004. In a continuing effort to penetrate the market and gain market share, the Company also incurred costs to expand its sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and improving its conversion of loan submissions to fundings. As a result of the increased production volume and investments made in sales and customer service, the Company’s average full-time equivalent employees increased during the year by 16%, from 3,505 during the quarter ended June 30, 2003, to 4,061 during the quarter ended June 30, 2004. Additionally, the Company continues to increase its investment in direct marketing costs to further promote its new product offerings, subprime and HELOC products. Furthermore, the Company made investments in data processing costs to (1) enhance its quality controls and compliance structure to ensure continued improvement in asset quality and support the growth of higher margin products; (2) strengthen its technology platform; and (3) enhance its customer service response performance. In spite of the increase in total operating expense for the second quarter 2004, our efficiency ratio has improved from 58% for the second quarter 2003 to 56% for the second quarter 2004.

DIVIDEND POLICY

      IndyMac’s Board of Directors declared a cash dividend of $0.32 per share for the third quarter of 2004, up 6.7% from the dividend declared and paid in the second quarter of this year. The cash dividend is payable September 9, 2004 to stockholders of record on August 12, 2004. The current dividend represents an annualized increase of 27% relative to the dividend declared on April 28, 2004, and IndyMac’s fifth consecutive quarterly dividend increase. Over this period of time, IndyMac has successfully increased its dividend payout ratio to be more in line with other financial institution payout ratios, which range from 30% to 50%. Looking forward, IndyMac expects to continue to increase its dividend in accordance with its potential growth in earnings per share. As a result, IndyMac expects to increase future dividends within a targeted range between IndyMac’s long-term earnings per share growth goal of 15% and its historic earnings per share growth rate of 27% since 1992 under current management.

FUTURE OUTLOOK

      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. We believe, based on our confidence in our employees, hybrid thrift/mortgage banking business model, capital strength and ability to gain market share, that we are positioned to grow earnings per share at a compounded growth rate of approximately 15% over the long run, or approximately double the rate of the industry. In fact, IndyMac’s historical track record has exceeded this target over the last eleven years with compounded annual growth of 27% under its current management team.

      With that said, the past three years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs as a result of historically low interest rates, which led to record refinancing of mortgages. The industry is in the midst of a major transition from these historic highs back to more normalized levels. The MBA is projecting that industry production will decline 33% in 2004. Given the significant industry transition, IndyMac expects that its earnings per share in 2004 could lag its long-term growth rate as we make this transition.

      However, given IndyMac’s performance in the first half of 2004, our acquisition of Financial Freedom, our strong rate lock volume during the second quarter and continued strong pipeline of mortgage loans in process, solid customer growth, market share gains and balance sheet strength, we now expect that earnings per share will range from $3.35 to $3.55 in 2004, an increase of 11% to 18% over 2003 and an improvement from our prior range of $3.10 to $3.30 provided three months earlier.

      The 2004 earnings projection above represents a pro forma number that excludes the $31.5 million, or $0.52 per share, impact to earnings and EPS for the change in industry accounting for rate locks pursuant to SAB 105 discussed earlier. Including the SAB 105 adjustment in the second quarter of 2004 the range for the full year 2004 is $2.83 to $3.03 per share.

      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-Q entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, mortgage-backed securities and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank, borrowings and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended June 30, 2004, we had average total liquidity of $1,043 million, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. On June 8, 2004, we issued 3.2 million shares of common stock, generating net cash proceeds of $96.52 million, a portion of which was utilized to finance the acquisition of Financial Freedom Holdings Inc. We anticipate using the remaining net proceeds for general corporate purposes, including, but not limited to, continued asset growth for IndyMac Bank. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended June 30, 2004, we sold 86% of our funded mortgage loans through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. The remainder we retained in our investment portfolio. If any of our sales channels were disrupted, our liquidity could be negatively impacted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.

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

      The following table sets forth the balance of deposits, by deposit category, as of the following period ends.

	June 30, 2004		June 30, 2003		December 31, 2003

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Non-interest-bearing checking	$49,299	1%	$40,483	1%	$44,353	1%
Interest-bearing checking	42,030	1%	37,256	1%	39,761	1%
Savings	1,757,560	37%	1,225,707	32%	1,515,771	35%
Custodial accounts	616,470	13%	716,578	18%	528,724	12%

Total core deposits	2,465,359	52%	2,020,024	52%	2,128,609	49%
Certificates of deposit	2,293,196	48%	1,883,461	48%	2,222,164	51%

Total deposits	$4,758,555	100%	$3,903,485	100%	$4,350,773	100%

      The increase in our savings deposits from $1,515.8 million at December 31, 2003 to $1,757.6 million at June 30, 2004, is mainly due to our competitive money market products.

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	June 30, 2004		June 30, 2003		December 31, 2003

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$1,903,211	40%	$1,526,351	39%	$1,717,314	39%
Telebanking	520,536	11%	488,575	13%	463,755	11%
Internet	486,926	10%	476,645	12%	555,029	13%
Money desk	1,231,412	26%	695,336	18%	1,085,951	25%
Custodial	616,470	13%	716,578	18%	528,724	12%

Total deposits	$4,758,555	100%	$3,903,485	100%	$4,350,773	100%

      Included in deposits at June 30, 2004, and December 31, 2003, were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $616.5 million and $528.7 million, respectively.

Advances from Federal Home Loan Bank

      The Federal Home Loan Bank (“FHLB”) system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, the Bank is approved for collateralized advances of up to $6.9 billion, of which $5.6 billion were outstanding at June 30, 2004. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

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

      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. Trust preferred debentures, representing the liabilities due from IndyMac Bancorp to IndyMac Capital Trusts, amounted to $184.0 million and $183.6 million at June 30, 2004, and December 31, 2003, respectively. These debentures are included in Other Borrowings on the consolidated balance sheets.

Other Borrowings, Excluding Trust Preferred Debentures

      Other borrowings, excluding trust preferred debentures, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $3,479.9 million at June 30, 2004, from $2,438.5 million at December 31, 2003. The increase of $1,041.4 million was primarily the result of additional draws on our credit facilities to fund mortgage loan originations, the issuance of $500 million non-recourse AAA-rated HELOC-backed notes during the first quarter 2004, and reductions of other borrowings that previously financed HELOC loans. Additionally, we continued to use borrowed funds to fund our asset growth during the first half of the year.

      At June 30, 2004, we had $4.4 billion in committed financing facilities, of which $2.2 billion was utilized. For the second quarter 2004, we had an average of $763.8 million in operating liquidity available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of June 30, 2004, we were in compliance with all representations, warranties and financial covenants under our borrowing facilities.

PRINCIPAL USES OF CASH

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale and trading securities included as components of net cash used in operating activities totaled $3.1 billion during the six months ended June 30, 2004 and $1.3 billion during the six months ended June 30, 2003. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $211.3 million and $154.1 million for the six months ended June 30, 2004 and 2003, respectively. During the third quarter 2003, the Company started to purchase swaptions and more caps and floors to hedge certain liabilities and servicing-related assets. The net decrease in premiums for these derivative instruments totaled $30.1 million and none for the six months ended June 30, 2004 and 2003, respectively. The net cash provided by the Company’s operating activities before the activities for trading securities, loans held for sale and purchase of derivative instruments amounted to $181.2 million and $154.1 million for the six months ended June 30, 2004 and 2003, respectively.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss was $(15.1) million at June 30, 2004, compared to $(26.5) million at December 31, 2003. This change was a result of the increase in the fair value of the swaps and swaptions designated as cash flow hedges of floating rate borrowings, partially offset by the decline in fair value of securities classified as available for sale. It should be noted that accumulated other comprehensive loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated other comprehensive loss is not a component of the determination of regulatory capital.

REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that the Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk-weighted assets. This particular condition expired on July 1, 2003. As of June 30, 2004, the Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all loans in a first lien position with a FICO score less than 620 and all loans in a second lien position with a FICO score less than 660 as subprime. Loans meeting this definition are supported by capital two times that of similar prime loans. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. As of June 30, 2004, subprime loans totaled $601.1 million as calculated for regulatory reporting purposes, of which $433.8 million were loans held for sale.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at June 30, 2004. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing IndyMac’s total risk-based capital by 63 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	7.65%	7.65%	2.00%
Tier 1 core	7.65%	7.65%	5.00%
Tier 1 risk-based	12.54%	11.94%	6.00%
Total risk-based	13.10%	12.47%	10.00%

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

ISSUANCE OF COMMON STOCK

      On June 8, 2004, we issued 3,200,000 shares of common stock at a market price of $31.75 through a public offering. On July 12, 2004, we issued an additional 130,000 shares of common stock at a market price of $31.75 upon the exercise of the underwriters’ over-allotment options. The cash proceeds from the initial closing, net of expenses, of $96.25 million were recorded as equity during the second quarter of 2004. The cash proceeds from the exercise of the over-allotment option will be similarly applied during the third quarter of 2004. Certain of the proceeds were used to finance the acquisition of Financial Freedom Holdings Inc. and the remaining proceeds are expected to be used for general corporate purposes, including, but not limited to, continued asset growth for IndyMac Bank.

SHARE REPURCHASES

      In June 1999, our Board of Directors approved a $100 million share repurchase program, which has since been amended to increase to $500 million and include a special repurchase of 3,640,860 shares from Countrywide Credit Industries, Inc. (“Countrywide”). From the share repurchase program’s inception through December 31, 2002, we repurchased 28 million shares in open market transactions and from Countrywide at an average price of approximately $18.02 per share, for an aggregate investment of $504.4 million. At June 30, 2004, we had $63.6 million of remaining capacity to repurchase under the current authorization from the Board of Directors. No share repurchases under this program were made since December 31, 2002.

      From time to time, we also repurchase shares from certain employees and officers at the then-current market price under the Company’s internal benefit programs. The following table summarizes the share repurchase activities from our employees and officers during the first half of 2004:

		Weighted Average
Months	Number of Shares	Price Per Share

January	15,275	$29.84
February	—	—
March	2,177	35.23

First Quarter Total	17,452	30.51

Second Quarter Total	—	—
Six Months Total	17,452	$30.51

OFF-BALANCE SHEET ARRANGEMENTS

      In the ordinary course of our business, we engage in financial transactions that are not recorded on our balance sheet. These transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.

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

      In connection with our loan sales that are securitization transactions, there are $23.7 billion in loans owned by off-balance sheet trusts as of June 30, 2004. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

      The following table summarizes our material contractual obligations as of June 30, 2004. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. There have been no material changes outside the ordinary course of our business in any specified contractual obligations during the second quarter 2004.

	Payment Due

	July 1, 2004	January 1,	January 1,
	through	2005 through	2008 through	After
	December 31,	December 31,	December 31,	December 31,
	2004	2007	2009	2009	Total

	(In thousands)
Deposits without a stated maturity	$2,465,359	$—	$—	$—	$2,465,359
Custodial Accounts and Certificates of Deposits	1,231,123	1,048,316	13,757	—	2,293,196
FHLB Advances	4,283,936	1,075,000	200,000	—	5,558,936
Repurchase Agreements	2,981,598	—	—	—	2,981,598
HELOC Notes	—	—	—	498,137	498,137
CMOs	—	—	—	198	198
Trust Preferred	—	—	—	183,955	183,955
Accrued Interest Payable	28,448	—	—	—	28,448
Deferred Compensation(1)	—	—	—	18,448	18,448
Operating Leases(2)	6,676	40,213	20,531	7,684	75,104
Employment Agreements(1)	4,877	18,067	—	—	22,944
Purchase Obligations	3,861	13,883	—	—	17,744

Total	$11,005,878	$2,195,479	$234,288	$708,422	$14,144,067

(1)	The amount excludes $6.5 million of deferred compensation that is included in obligations under employment agreements.

(2)	The lease commitments had a net increase of $4.2 million from first quarter 2004, largely due to a new lease entered into in May 2004, which has a total commitment of $10.7 million.

      A schedule of significant commitments at June 30, 2004, follows:

Payment Due

(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to exercising clean-up calls	$9,845
Undisbursed loan commitments:
Builder construction	574,963
Consumer construction	1,032,396
HELOCs	707,156
Letters of credit	6,816

      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993, through June 30, 2004, we sold $110.6 billion in loans, and repurchased $136.4 million in loans, or 0.12% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels, which is included in other liabilities in the consolidated balance sheets. The balance in this reserve totaled $37 million at June 30, 2004. See the caption “Secondary Market Reserve” above for further information.

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

VALUATION RISK

      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of active market quotations or sale information to value such assets. The assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 5% of total assets and 65% of total equity at June 30, 2004. The fair value of these assets could vary significantly as market conditions change. We periodically obtain appraisals from mortgage servicing brokers and consider these appraisals in the estimation of fair value.

CREDIT RISK

      A significant portion of our Investment Portfolio consists of prime residential SFR loans held for investment, and non-investment grade securities and residuals collateralized by mortgage loans. We also provide construction lending to consumers and developers to build residential properties. The credit risk profile on consumer loans is very similar to that of our permanent mortgage loans, while builder construction loans tend to have higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At June 30, 2004, the book value of these non-core portfolios was $53.8 million, net of reserves.

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

OTHER RISKS

      We are subject to various other risks, including changes in the demand for mortgage loans, which historically tends to decrease as interest rates increase. Also, a majority of our loan acquisitions are geographically concentrated in certain states, including California, New York, Florida and New Jersey. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease and delinquencies to increase, causing a corresponding decline in revenues. Further, there are no guarantees as to our degree of success in managing loan portfolio concentrations, anticipating and taking advantage of technological advances, or executing upon our growth plans for our mortgage banking operations. Lastly, political conditions could impact the Company’s earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in which the Company operates.

CRITICAL ACCOUNTING POLICIES

      Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified six policies, that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (a) the valuation of AAA-rated and agency interest-only strips; (b) the valuation of MSRs; (c) the valuation of non-investment grade securities and residuals; (d) derivatives and other hedging instruments; (e) the methodology for determining our allowance for loan losses; and (f) the valuation of our secondary market reserve. Management discusses these critical accounting policies and related judgments with IndyMac’s audit committee and external auditors on a quarterly basis. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time; however, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on the Company’s critical accounting policies and the impact of SAB No. 105 on our accounting policy for rate lock loan commitments, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2003 and Note 2 — Newly Adopted Accounting Guidance, accompanying the consolidated financial statements on page 67.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      See “Overall Interest Rate Risk Management” beginning on page 46 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$329,763	$115,485
Securities classified as trading ($143.4 million and $70.9 million pledged as collateral for borrowings at June 30, 2004 and December 31, 2003, respectively)	309,869	223,632
Securities classified as available for sale, amortized cost of $2.7 billion and $1.6 billion at June 30, 2004 and December 31, 2003, respectively ($2.0 billion and $1.5 billion pledged as collateral for borrowings at June 30, 2004 and December 31, 2003, respectively)	2,671,122	1,613,974
Loans receivable:
Loans held for sale
Prime	3,239,737	2,196,488
Subprime	361,250	295,008
HELOC	342,038	—
Consumer lot loans	68,048	81,752

Total loans held for sale	4,011,073	2,573,248

Loans held for investment
SFR mortgage	4,639,993	4,945,439
Consumer construction	1,301,688	1,145,526
Builder construction	561,538	484,397
HELOC	217,368	711,494
Land and other mortgage	182,352	126,044
Income property	7,432	36,285
Allowance for loan losses	(52,796)	(52,645)

Total loans held for investment	6,857,575	7,396,540

Total loans receivable ($8.5 billion and $7.6 billion pledged as collateral for borrowings at June 30, 2004 and December 31, 2003, respectively)	10,868,648	9,969,788

Mortgage servicing rights	493,876	443,688
Investment in Federal Home Loan Bank stock, at cost	345,781	313,284
Interest receivable	58,477	51,758
Goodwill and other intangible assets	33,330	33,697
Foreclosed assets	27,316	23,677
Other assets	400,334	451,408

Total assets	$15,538,516	$13,240,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$4,758,555	$4,350,773
Advances from Federal Home Loan Bank	5,558,936	4,934,911
Other borrowings	3,663,887	2,622,094
Other liabilities	374,834	315,182

Total liabilities	14,356,212	12,222,960

Stockholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 90,270,718 shares (61,099,027 outstanding) at June 30, 2004, and issued 85,914,552 shares (56,760,313 outstanding) at December 31, 2003	903	859
Additional paid-in-capital	1,164,622	1,043,856
Accumulated other comprehensive loss	(15,080)	(26,454)
Retained earnings	551,630	518,408
Treasury stock, 29,171,691 shares and 29,154,239 shares at June 30, 2004, and December 31, 2003, respectively	(519,771)	(519,238)

Total stockholders’ equity	1,182,304	1,017,431

Total liabilities and stockholders’ equity	$15,538,516	$13,240,391

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Unaudited)

	(Dollars in thousands, except per share data)
Interest income
Mortgage-backed and other securities	$34,365	$16,111	$61,220	$37,072
Loans held for sale
Prime	58,842	43,344	103,173	80,768
Subprime	7,681	7,142	16,189	13,386
Consumer lot loans	2,872	1,974	4,779	3,507

Total loans held for sale	69,395	52,460	124,141	97,661
Loans held for investment
SFR mortgage	49,744	30,458	98,962	59,973
Consumer construction	17,003	14,639	32,998	29,035
Builder construction	8,621	8,682	16,147	17,283
HELOC	4,325	4,951	10,684	9,098
Land and other mortgage	2,758	1,792	5,222	4,093
Income property	199	1,086	713	2,205

Total loans held for investment	82,650	61,608	164,726	121,687
Other	3,898	2,298	6,780	4,254

Total interest income	190,308	132,477	356,867	260,674
Interest expense
Deposits	23,697	21,950	46,179	43,638
Advances from Federal Home Loan Bank	33,919	28,308	64,839	53,866
Trust preferred securities	3,823	2,765	7,638	5,528
Other borrowings	21,891	11,939	37,300	27,102

Total interest expense	83,330	64,962	155,956	130,134

Net interest income	106,978	67,515	200,911	130,540
Provision for loan losses	3,200	6,900	4,700	10,000

Net interest income after provision for loan losses	103,778	60,615	196,211	120,540
Other income
Gain on sale of loans	66,084	102,146	149,752	185,929
Service fee (loss) income	(27,807)	(1,401)	(30,951)	982
Losses on mortgage-backed securities, net	(3,414)	(9,258)	(8,401)	(16,168)
Fee and other income	20,774	21,251	37,496	38,979

Total other income	55,637	112,738	147,896	209,722

Net revenues	159,415	173,353	344,107	330,262
Other expense
Operating expenses	121,294	104,758	236,492	200,416
Amortization of other intangible assets	179	217	367	448

Total other expense	121,473	104,975	236,859	200,864

Earnings before provision for income taxes	37,942	68,378	107,248	129,398
Provision for income taxes	14,987	27,009	42,363	51,112

Net earnings	$22,955	$41,369	$64,885	$78,286

Earnings per share
Basic	$0.39	$0.75	$1.13	$1.43
Diluted	$0.38	$0.73	$1.08	$1.39
Weighted average shares outstanding
Basic	58,137	55,015	57,548	54,922
Diluted	60,588	56,711	60,180	56,345
Dividends declared per share	$0.32	$0.10	$0.62	$0.20

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-In-	Income	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Unaudited)

	(Dollars in thousands)
Balance at December 31, 2002	54,829,486	$840	$1,007,936	$(17,747)	$377,707		$(518,771)	$849,965
Common stock options exercised	385,624	5	6,132	—	—	—	—	6,137
Directors’ and officers’ notes receivable	—	—	196	—	—	—	—	196
Deferred compensation, restricted stock	172,587	—	1,050	—	—	—	—	1,050
Net loss on mortgage- backed securities available for sale, net of tax	—	—	—	(7,014)	—	(7,014)	—	(7,014)
Net unrealized loss on derivatives used in cash flow hedges, net of tax	—	—	—	(4,595)	—	(4,595)	—	(4,595)
Purchases of common stock	(23,426)	—	—	—	—	—	(448)	(448)
Cash dividends	—	—	—	—	(11,018)	—	—	(11,018)
Net earnings	—	—	—	—	78,286	78,286	—	78,286

Total comprehensive income	—	—	—	—	—	$66,677	—	—

Balance at June 30, 2003	55,364,271	$845	$1,015,314	$(29,356)	$444,975		$(519,219)	$912,559

Balance at December 31, 2003	56,760,313	$859	$1,043,856	$(26,454)	$518,408		$(519,238)	$1,017,431
Common stock issued	3,200,000	32	96,218	—	—	—	—	96,250
Common stock options exercised	1,049,051	10	23,290	—	—	—	—	23,300
Directors’ and officers’ notes receivable	—	—	33	—	—	—	—	33
Deferred compensation, restricted stock	107,115	2	1,225	—	—	—	—	1,227
Net loss on mortgage- backed securities available for sale, net of tax	—	—	—	(15,515)	—	(15,515)	—	(15,515)
Net unrealized gain on derivatives used in cash flow hedges, net of tax	—	—	—	26,889	—	26,889	—	26,889
Purchases of common stock	(17,452)	—	—	—	—	—	(533)	(533)
Cash dividends	—	—	—	—	(31,663)	—	—	(31,663)
Net earnings	—	—	—	—	64,885	64,885	—	64,885

Total comprehensive income	—	—	—	—	—	$76,259	—	—

Balance at June 30, 2004	61,099,027	$903	$1,164,622	$(15,080)	$551,630		$(519,771)	$1,182,304

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$64,885	$78,286
Adjustments to reconcile net earnings to net cash used in operating activities:
Total amortization and depreciation	104,391	99,159
Provision for valuation adjustment of mortgage servicing rights	4,839	41,536
Gain on sale of loans	(149,752)	(185,929)
Loss on mortgage-backed securities, net	8,401	16,168
Provision for loan losses	4,700	10,000
Net decrease in other assets and liabilities	143,706	94,860

Net cash provided by operating activities before activity for trading securities, premiums paid for derivative instruments, and loans held for sale	181,170	154,080
Net (purchases) sales of trading securities	(31,501)	520,647
Net decrease on premiums paid for derivative instruments	30,102	—
Net purchases of loans held for sale	(3,053,980)	(1,843,049)

Net cash used in operating activities	(2,874,209)	(1,168,322)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	1,089,165	272,790
Net (purchases of) payments from securities available for sale	(111,018)	400,890
Net increase in investment in Federal Home Loan Bank stock, at cost	(32,497)	(76,902)
Net purchases of property, plant and equipment	(17,790)	(16,240)

Net cash provided by investing activities	927,860	580,538

Cash flows from financing activities:
Net increase in deposits	407,782	762,983
Net increase in advances from Federal Home Loan Bank	624,001	730,914
Net increase (decrease) in borrowings	1,041,457	(688,879)
Net proceeds from issuance of common stock	96,250	—
Net proceeds from stock options and notes receivable	23,333	6,333
Cash dividends paid	(31,663)	(11,018)
Purchases of common stock	(533)	(448)

Net cash provided by financing activities	2,160,627	799,885

Net increase in cash and cash equivalents	214,278	212,101
Cash and cash equivalents at beginning of period	115,485	196,720

Cash and cash equivalents at end of period	$329,763	$408,821

Supplemental cash flow information:
Cash paid for interest	$147,122	$132,804

Cash paid for income taxes	$31,330	$6,208

Supplemental disclosure of noncash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$1,089,351	$925,550

Transfer of loans held for investment to mortgage-backed securities available for sale	$500,012	$—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

      The consolidated financial statements include the accounts of IndyMac Bancorp and its subsidiaries, including IndyMac Bank®, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2 —	Newly Adopted Accounting Guidance

      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted this new standard prospectively effective April 1, 2004. Under the new accounting guidance, the Company no longer recognizes any revenue at the inception of the rate lock. Profits inherent in the rate lock are recognized at the time of the sale of the underlying loans. The implementation of the standard had a one-time negative impact on gain on sale totaling $52.2 million before-tax, or $31.6 million after-tax.

Note 3 —	Securities

      The following table details our securities classified as trading and securities available for sale as of June 30, 2004, and December 31, 2003:

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
Securities Classified as Trading:
AAA-rated and agency interest-only strips	$166,799	$148,275
AAA-rated principal-only securities	83,964	8,518
Other investment grade securities	9,093	8,922
Other non-investment grade securities	478	1,760
Non-investment grade residual securities	49,535	56,157

Total securities classified as trading	$309,869	$223,632

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
Securities Classified as Available for Sale:
U.S. Treasury and agency notes	$47,703	$143,689
AAA-rated principal-only mortgage-backed securities	20,102	—
AAA-rated agency mortgage-backed securities	18,519	25,193
AAA-rated non-agency mortgage-backed securities	2,450,258	1,407,984
Other investment grade mortgage-backed securities	82,139	26,926
Other non-investment grade mortgage-backed securities	29,304	10,182
Non-investment grade HELOC residual securities	23,097	—

Total securities classified as available for sale	$2,671,122	$1,613,974

      The significant increase in AAA-rated non-agency mortgage-backed securities from $1.4 billion at December 31, 2003, to $2.5 billion at June 30, 2004 was primarily due to the reclassification of approximately $500 million HELOC loans to securities and the retention of a $346 million senior note from our SFR mortgage loans held for investment securitization during the first quarter 2004.

Note 4 —	Segment Reporting

      IndyMac operates through its four main segments: IndyMac Mortgage Bank, IndyMac Consumer Bank, Home Equity Division, and Investment Portfolio Group. IndyMac Mortgage Bank is centered on providing consumers with mortgage products through relationships with the Company’s business customers — mortgage brokers, mortgage bankers, financial institutions, real estate professionals and homebuilders. The Home Equity Division is a product-focused division that supports the production of home equity lines of credit (HELOCs) and other home equity products through all of IndyMac’s relationship and consumer direct production channels. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers. Loans produced by IndyMac Mortgage Bank, IndyMac Consumer Bank and the Home Equity Division are then securitized through the issuance of mortgage-backed securities, sold to GSEs, resold in bulk whole loan sales to investors, or transferred to and retained by our Investment Portfolio Group. The Investment Portfolio Group serves as the main link to customers whose mortgages we service. Through its investments in single-family residential mortgages, mortgage-backed securities and mortgage servicing rights, it serves a critical support function for IndyMac’s mortgage lending operations.

      The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Operating segments that originate mortgage loans are credited with gain on sale at funding based on the estimated fair value. Any difference between the actual gain on sale realized and the estimate is credited or charged to the operating segment in the period the loan is sold or transferred to the held for investment portfolio. Differences between the gain on sale credited to the operating segments and the consolidated gain on sale due to timing of loan sales or transfers to the held for investment portfolio are eliminated in consolidation. The Company uses a fund transfer pricing system to allocate net interest income to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the segment’s assets. Deposits receive a funding credit using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the line item titled “Other.” Also included in the line item titled “Other” are unallocated corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for the three and six months ended June 30, 2004 and 2003, was as follows:

	IndyMac	IndyMac	Investment	Home			SAB
	Mortgage	Consumer	Portfolio	Equity		Pro Forma	No. 105	GAAP
	Bank	Bank	Group	Division	Other	Consolidated	Adjustment	Consolidated

	(Dollars in thousands)
Three months ended June 30, 2004
Net interest income (expense)	$59,664	$14,194	$42,070	$1,025	$(9,975)	$106,978	$—	$106,978
Net revenues (expense)	161,346	35,814	26,479	1,659	(13,660)	211,638	(52,223)	159,415
Net earnings (loss)	62,580	6,127	8,149	191	(22,497)	54,550	(31,595)	22,955
Assets as of June 30, 2004	$5,730,641	$636,776	$8,219,882	$245,156	$706,061	$15,538,516	$—	$15,538,516
Three months ended June 30, 2003
Net interest income (expense)	$48,288	$8,387	$17,362	$70	$(6,592)	$67,515	$—	$67,515
Net revenues (expense)	128,201	45,093	14,975	(98)	(14,818)	173,353	—	173,353
Net earnings (loss)	48,926	12,745	2,460	(244)	(22,518)	41,369	—	41,369
Assets as of June 30, 2003	$4,265,091	$749,644	$4,880,072	$61,952	$704,636	$10,661,395	$—	$10,661,395

Six months ended June 30, 2004
Net interest income (expense)	$109,369	$24,675	$84,463	$1,771	$(19,367)	$200,911	$—	$200,911
Net revenues (expense)	278,858	70,684	71,367	2,747	(27,326)	396,330	(52,223)	344,107
Net earnings (loss)	101,831	12,000	27,947	298	(45,596)	96,480	(31,595)	64,885
Assets as of June 30, 2004	$5,730,641	$636,776	$8,219,882	$245,156	$706,061	$15,538,516	$—	$15,538,516
Six months ended June 30, 2003
Net interest income (expense)	$94,081	$16,039	$35,705	$(138)	$(15,147)	$130,540	$—	$130,540
Net revenues (expense)	246,282	79,939	34,525	252	(30,736)	330,262	—	330,262
Net earnings (loss)	94,087	21,293	8,420	(583)	(44,931)	78,286	—	78,286
Assets as of June 30, 2003	$4,265,091	$749,644	$4,880,072	$61,952	$704,636	$10,661,395	$—	$10,661,395

Note 5 —	Stock-Based Compensation

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

      As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Net Earnings
As reported	$22,955	$41,369	$64,885	$78,286
Stock-based compensation expense	(2,859)	(4,575)	(5,687)	(9,110)
Tax effect	1,129	1,807	2,246	3,598

Pro forma	$21,225	$38,601	$61,444	$72,774

Basic Earnings Per Share
As reported	$0.39	$0.75	$1.13	$1.43
Pro forma	$0.37	$0.70	$1.07	$1.33
Diluted Earnings Per Share
As reported	$0.38	$0.73	$1.08	$1.39
Pro forma	$0.35	$0.68	$1.02	$1.29

      In addition, during the three months ended June 30, 2004 and 2003, we recognized compensation expense of $721,000 ($436,000, net of taxes) and $561,000 ($339,000, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

Note 6 —	Defined Benefit Pension Plan Net Periodic Cost

      We provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees hired prior to January 1, 2003. The net periodic benefit cost of the DBP Plan, which is based on actuarial assumptions, is presented in the following table for the three and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Service cost	$1,209	$932	$2,418	$1,864
Interest cost	323	222	646	444
Expected return on assets	(294)	(165)	(588)	(330)
Amortization of net loss	73	47	146	94
Amortization of prior service cost	14	14	28	28

Net periodic benefit costs	$1,325	$1,050	$2,650	$2,100

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actuarial assumptions used in accounting for the net periodic cost at June 30, 2004 and 2003, were as follows:

	Three Months
	Ended June 30,

	2004	2003

Assumed discount rate	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%

      The Company is expected to contribute $6 million to the DBP Plan in 2004, which will be made as a one lump sum payment later in the year. No contribution was made during the quarter and six months ended June 30, 2004.

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

      We are involved in other litigation including class actions lawsuits arising from normal operations. Management has accrued for those that are both probable and reasonably estimable. In the opinion of management in consultation with counsel, none of these matters are likely to have a material adverse effect on our financial condition.

Note 8 — Subsequent Event

      On July 16, 2004, the Company completed the acquisition of 93.75% of the outstanding shares of common stock of Financial Freedom Holdings Inc. (“Financial Freedom”), the leading provider of reverse mortgages in the United States, and the related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate purchase price of approximately $83 million. The remaining shares (6.25%) of the common stock of Financial Freedom are held by its Chief Executive Officer and will be accounted for as minority interest. The acquisition will result in approximately $45 million in goodwill.

ITEM 4.	CONTROLS AND PROCEDURES

      As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

      We are involved in other litigation including class actions lawsuits arising from normal operations. Management has accrued for those that are both probable and reasonably estimable. In the opinion of management in consultation with counsel, none of these matters are likely to have a material adverse effect on our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of IndyMac Bancorp’s stockholders held on April 28, 2004, the stockholders voted to elect IndyMac Bancorp’s directors. The votes cast in this regard were as follows:

	Shares For	Shares Withheld

Michael W. Perry	51,733,211	2,148,222
Louis E. Caldera	51,713,490	2,167,943
Lyle E. Gramley	51,696,044	2,185,389
Hugh M. Grant	52,211,099	1,670,334
Patrick C. Haden	31,460,969	22,420,464
Terrance G. Hodel	53,131,746	749,687
Robert L. Hunt II	51,350,590	2,530,843
James R. Ukropina, Esq.	51,354,772	2,526,661

      In addition, the stockholders voted to approve the IndyMac Bancorp, Inc. 2002 Incentive Plan, as Amended and Restated. The votes cast in this regard were as follows:

Number of Votes Cast

For	33,397,958
Against	10,374,149
Abstain (including broker non-votes)	270,385

      Finally, the stockholders voted to ratify the appointment of Ernst & Young LLP as IndyMac Bancorp’s independent public accountants for the year ending December 31, 2004. The votes cast in this regard were as follows:

Number of Votes Cast

For	49,872,166
Against	3,927,068
Abstain (including broker non-votes)	82,199

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

4.1	IndyMac Bancorp, Inc. 2002 Incentive Plan, as Amended and Restated.
10.1	IndyMac Bancorp, Inc. Amended Director Emeritus Plan effective as of April 27, 2004.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company furnished a report on Form 8-K on April 28, 2004. Items included: Item 12. Disclosure of Results of Operations and Financial Condition — Press Release announcing results of operations and financial condition for the quarter ended March 31, 2004 and related webcast presentation.

      The Company filed a report on Form 8-K on May 5, 2004. Items included: Item 5. Other Events — Press Release announcing the signing of a definitive agreement by IndyMac Bank to acquire 93.75% of the outstanding shares of common stock of Financial Freedom Holdings, Inc.

      The Company furnished a report on Form 8-K on May 6, 2004. Items included: Item 9. Regulation FD Disclosure — Webcast presentation on Financial Freedom acquisition.

      The Company filed a report on Form 8-K on June 10, 2004. Items included: Item 5. Other Events — Announcement of offering price for 3.2 million shares of common stock, and Item 7. Financial Statements and Exhibits — Underwriting Agreement for the offering of 3.2 million shares of common stock.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Pasadena, State of California, on July 29, 2004.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ MICHAEL W. PERRY

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ SCOTT KEYS

Scott Keys
Executive Vice President
and Chief Financial Officer