Form 10-Q
period 2004-09-30
INDYMAC BANCORP INC
filed 2004-10-28
CIK 773468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Common stock outstanding as of October 22, 2004: 61,965,568 shares

FORM 10-Q QUARTERLY REPORT

For the Period Ended September 30, 2004

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our projected financial condition and results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “goal,” “target” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties that could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to “Key Operating Risks” beginning on page 62 and to IndyMac’s annual report on Form 10-K for the year ended December 31, 2003.

      References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three and nine months ended September 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). In SAB No. 105, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. Profits inherent in the rate lock will be recognized at the time of the sale of the underlying loan. The Company adopted this standard effective April 1, 2004, which affected the second quarter 2004 gain on sale of loans with a negative impact of $52.2 million before-tax, or $31.6 million after-tax, and impacted the third quarter of 2004 by $5.1 million before-tax, or $3.1 million after-tax. Once all loans that were rate locked prior to April 1, 2004, are sold, SAB No. 105 will no longer have a negative impact on earnings. We currently expect all remaining loans to be sold in the fourth quarter of 2004 with carryover SAB No. 105 impact of $2.2 million, before-tax, on earnings.

      Additionally, on July 16, 2004, the Company completed the acquisition of 93.75% of the outstanding shares of common stock of Financial Freedom Holdings Inc. (“Financial Freedom”), the leading provider of reverse mortgages in the United States of America, and the related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of approximately $83.8 million. The remaining shares (6.25%) of the common stock of Financial Freedom are held by its Chief Executive Officer. The acquisition was accounted for using the purchase accounting method and accordingly the results of operations for the period from July 16, 2004, to September 30, 2004, which were insignificant, have been included in the consolidated financial statements for the three months and nine months ended September 30, 2004. As part of the allocation of the purchase price, we recorded loans held for sale and the loan application pipeline at their fair values at the acquisition date. By allocating a portion of the purchase price these assets, we increased the cost basis of loans that are subsequently sold. This increased cost basis decreases the gain on sale when the related loans are sold. We allocated a total of $8.1 million in purchase price to the loan portfolio and loan application pipeline. Of this amount, $6.0 million was recognized as the related loans were sold during the third quarter of 2004. We expect the remaining $2.1 million will be recognized during the fourth quarter of 2004 which will reduce gain on sale of loans by the same amount. The Financial Freedom acquisition has added $71.0 million in loans held for sale and $41.8 million in mortgage servicing rights (“MSRs”) related to the $4.0 billion portfolio of loans serviced for others to our consolidated balance sheets. The acquisition resulted in $46.9 million of goodwill. The acquisition was consummated as Financial Freedom’s focus on the reverse mortgage industry aligns well with our strategy to increase market share by offering niche mortgage products and servicing a broad customer base. Financial Freedom’s results of operation are expected to be accretive to our earnings after the third quarter of 2004.

      In the table below, in addition to the financial information presented in accordance with generally accepted accounting principles (“GAAP”), we have presented certain pro forma non-GAAP financial measures that are marked with footnote (1). These pro forma non-GAAP financial measures are calculated based on the GAAP gain on sale of loans but adjusted to exclude the effect of the SAB No. 105 change in accounting principle related to rate lock commitments as well as the impact of the purchase accounting adjustments for the Financial Freedom acquisition described above. For the quarter ended June 30, 2004, the pro forma financial measures were calculated excluding the effect of the SAB No. 105 only. We believe these pro forma non-GAAP financial measures provide useful information to investors in evaluating and comparing our financial condition and results of operations on a consistent basis from period to period, and it is on this basis that our management internally assesses our performance.

      Although we believe these pro forma non-GAAP financial measures are useful to investors, they should not be considered a substitute for, or superior to, GAAP results.

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2004	2003	2004	2004	2003

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$99	$76	$104	$295	$197
Gain on sale of loans	98	122	66	248	307
Other income (loss)	21	2	(11)	19	26
Net revenues	218	200	159	562	530
Operating expenses	135	118	121	372	318
Net earnings	50	50	23	115	128
Basic earnings per share	0.81	0.90	0.39	1.95	2.33
Diluted earnings per share	$0.78	$0.87	$0.38	$1.87	$2.26
Pro Forma Income Statement Items Excluding the Effect of the Change in Accounting Principle and the Effect of Purchase Accounting Adjustment
Gain on sale of loans(1)	$109	$122	$118	$311	$307
Net revenues(1)	229	200	211	625	530
Net earnings(1)	56	50	55	153	128
Basic earnings per share(1)	0.92	0.90	0.94	2.60	2.33
Diluted earnings per share(1)	$0.88	$0.87	$0.90	$2.49	$2.26
Other Per Share Data
Dividends paid per share	0.32	0.15	0.30	0.87	0.35
Book value per share at end of quarter	19.64	17.27	19.35	19.64	17.27
Closing price per share	$36.20	$23.17	$31.60	$36.20	$23.17
Average Common Shares (in thousands)
Basic	61,254	55,255	58,137	58,800	55,034
Diluted	63,904	56,991	60,588	61,421	56,561

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2004	2003	2004	2004	2003

	(Dollars in millions, except per share data)
Performance Ratios
Return on average equity (annualized)(1)	18.51%	20.32%	19.46%	18.11%	18.70%
Return on average assets (annualized)(1)	1.30%	1.63%	1.29%	1.25%	1.55%
Dividend payout ratio(1,2)	36.36%	17.24%	33.33%	34.94%	15.49%
Net interest income to pretax income(1)	107.82%	100.36%	118.65%	119.28%	100.68%
Average cost of funds	2.49%	2.61%	2.29%	2.37%	2.90%
Net interest margin	2.52%	2.97%	2.75%	2.69%	2.84%
Efficiency ratio(1,3)	59%	57%	56%	59%	58%
Capital to net revenue ratio(1,4)	131.81%	117.85%	131.18%	133.79%	125.67%
Capital adjusted efficiency ratio(1,5)	77%	67%	74%	79%	73%
Operating expenses to loan production	1.27%	1.35%	1.24%	1.35%	1.35%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$15,862	$11,019	$15,669	$14,967	$10,023
Average equity	$1,213	$970	$1,127	$1,128	$915
Debt to equity ratio(6)	12.3:1	11.6:1	12.1:1	12.3:1	11.6:1
Core capital ratio(7)	7.53%	7.92%	7.65%	7.53%	7.92%
Risk-based capital ratio(7)	11.83%	12.49%	12.47%	11.83%	12.49%
Non-performing assets to total assets	0.76%	0.81%	0.73%	0.76%	0.81%
Allowance for loan losses to total loans held for investment	0.78%	0.92%	0.76%	0.78%	0.92%
Allowance for loan losses and other reserves to non-performing loans	67.30%	94.68%	78.00%	67.30%	93.68%
Allowance for loan losses to annualized net charge-offs	900.89%	349.85%	522.00%	658.70%	272.00%
Provision for loan losses to net charge-offs	102.18%	164.85%	126.48%	103.04%	111.88%
Provision to net charge-offs (core loan portfolio)(8)	91.12%	262.99%	116.59%	86.76%	150.65%
Other Selected Items
Loans serviced for others(9)	$44,501	$30,637	$34,618	$44,501	$30,637
Loan production(10)	10,607	8,681	9,727	27,481	23,459
Pipeline of mortgage loans in process	6,433	4,688	5,179	6,433	4,688
Loans sold	$8,941	$6,675	$7,638	$21,486	$18,535
Net margin on sale of loans(1)	1.22%	1.82%	1.55%	1.45%	1.66%

(1)	For the quarters ended September 30, 2004, and June 30, 2004, and for the nine months ended September 30, 2004, the data is presented on a pro forma basis excluding the effect of change in accounting principle for rate lock commitments under SAB No. 105 effective April 1, 2004, and for the impact of the purchase accounting adjustments for Financial Freedom. The SAB No. 105 impact for the quarters ended September 30, 2004 and June 30, 2004, was $5.1 million and $52.2 million before-tax, respectively. For the nine months ended September 30, 2004, the SAB No. 105 impact amounted to $57.3 million. Additionally, the impact of the purchase accounting adjustment for Financial Freedom totaled $6.0 million before-tax. A full reconciliation between the pro forma and GAAP amounts, with the relevant performance ratios, is included at page 6.

(2)	Dividends declared per common share as a percentage of diluted earnings per share.

(3)	Defined as operating expenses divided by net interest income and other income.

(4)	Average equity divided by net interest income and other income.

(5)	Efficiency ratio multiplied by the capital to net revenue ratio.

(6)	Debt includes deposits.

(7)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

(8)	Represents the total loan portfolio excluding amounts of loans from discontinued product lines.

(9)	Represents the unpaid principal balance on loans sold with servicing retained by IndyMac.

(10)	Includes newly originated commitments on construction loans.

OVERALL RESULTS

      IndyMac Bancorp third quarter results reflect continued strong operating fundamentals. The Company achieved record mortgage production and pro forma earnings during the quarter while the overall mortgage industry, according to the October Mortgage Finance Forecast published by the Mortgage Bankers Association (“MBA”) was 46% below its mid-year 2003 peak level. Based on the MBA’s Mortgage Finance Forecast dated October 19, 2004, IndyMac’s mortgage market share was up 123% over the third quarter of 2003. IndyMac’s third quarter 2004 pro forma earnings of $56.4 million represents a new all-time record for the Company while the $0.88 pro forma earnings per share is our second highest quarter ever. On a GAAP basis, earnings per share for the third quarter of 2004 declined 10% year over year, to $0.78 per share on earnings of $49.7 million, in spite of the 46% decrease in the mortgage industry. In addition, the Company continued to deploy capital to facilitate balance sheet growth and achieved record production total assets of $16.1 billion as of September 30, 2004.

      For the nine months ended September 30, 2004, IndyMac earned $152.9 million, or $2.49 per share on a pro forma basis excluding the change in accounting for rate locks referred to above pursuant to SAB No. 105 and the purchase accounting adjustment for the acquisition of Financial Freedom, compared to $128.0 million, or $2.26 per share during the nine months ended September 30, 2003. On a GAAP basis, the Company earned $114.6 million, or $1.87 per share, during the nine months ended September 30, 2004. The following tables provide a reconciliation of IndyMac’s GAAP results including the SAB No. 105 accounting change and the purchase accounting adjustment, and on a pro forma basis excluding these two items:

	Three Months Ended

	September 30,		September 30,	September 30,	June 30,		June 30,
	2004		2004	2003	2004		2004
	GAAP	Adjustments	Pro Forma	GAAP	GAAP	Adjustments	Pro Forma

	(Dollars in millions, except per share data)
Net interest income after provision for loan losses	$99	$—	$99	$76	$104	$—	$104
Gain on sale of loans	98	11	109	122	66	52	118
Other income (loss)	21	—	21	2	(11)	—	(11)

Net revenues	218	11	229	200	159	52	211
Operating expenses	135	—	135	118	121	—	121
Income taxes	33	5	38	32	15	20	35

Net earnings	$50	$6	$56	$50	$23	$32	$55

Diluted earnings per share	$0.78	$0.10	$0.88	$0.87	$0.38	$0.52	$0.90

	Nine Months Ended

	September 30,		September 30,	September 30,
	2004		2004	2003
	GAAP	Adjustments(1)	Pro Forma	GAAP

	(Dollars in millions)
Net interest income after provision for loan losses	$295	$—	$295	$197
Gain on sale of loans	248	63	311	307
Other income	19	—	19	26

Net revenues	562	63	625	530
Operating expenses	372	—	372	318
Income taxes	75	25	100	84

Net earnings	$115	$38	$153	$128

Diluted earnings per share	$1.87	$0.62	$2.49	$2.26

(1)	The pro forma results for the quarter ended June 30, 2004 were prepared by adding to GAAP earnings the amount of additional gain on sale revenue related to rate locks ($52.2 million) that the Company would have recognized had SAB No. 105 not been adopted as of April 1, 2004. The pro forma results for the quarter ended September 30, 2004 were prepared by adding to GAAP earnings the amount of additional gain on sale revenue ($5.1 million) that the Company would have recognized had the provisions of SAB No. 105 been in effect during all previous periods. In addition, the pro forma results for the quarter ended September 30, 2004 also reflect the amount of gain on sale revenue ($6.0 million) that was reduced for GAAP purposes by the higher cost basis in certain loans that were sold by Financial Freedom during the third quarter. This higher cost basis was created by the allocation at the closing of a portion of the purchase price paid for Financial Freedom to the acquired loans held for sale and the loan application pipeline. The pro forma results for the nine months ended September 30, 2004 reflect all of the above adjustments and are not necessarily indicative of the results that would have been reported had SAB No. 105 been applied to all previous periods.

OUR BUSINESS

      IndyMac is the holding company for IndyMac Bank®, the largest savings and loan or savings bank in Los Angeles and the 9th largest thrift nationwide (based on assets). Through its hybrid thrift/mortgage bank business model, IndyMac is in the business of designing, manufacturing, and distributing cost-efficient financing for the acquisition, development, and improvement of single-family homes. IndyMac also provides financing secured by single-family homes to facilitate consumers’ personal financial goals and strategically invests in single-family mortgage related assets. We facilitate the acquisition, development, and improvement of single-family homes through our award-winning e-MITS® (Electronic Mortgage Information and Transaction System) platform that automates underwriting, risk-based pricing and rate locking on a nationwide basis via the Internet at the point of sale. IndyMac Bank offers highly competitive mortgage products and services that are tailored to meet the needs of both consumers and business professionals.

      As a result of our strategic planning and the acquisition of Financial Freedom, we have recently enhanced our organizational structure to achieve better synergies, improve marketing executions and support our core strategies. We are now operating through four main segments, Mortgage Banking Divisions, IndyMac Consumer Bank, Specialty Product Divisions and Investing Divisions. The common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channel in which each operates. Mortgage Banking Divisions provide consumers with single-family permanent mortgage lending through relationships with mortgage professionals — mortgage brokers, mortgage bankers, as well as through community financial institutions, real estate professionals, and consumers. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers through its branch network. Specialty Product Divisions support the production of niche products including construction lending, home equity lines of credit (HELOCs), and reverse mortgages through all of IndyMac’s relationship and consumer direct production channels. The Investing Divisions serve as the main link to customers whose mortgages we service. Through its investments in single-family residential (“SFR”) mortgages, mortgage-backed securities (“MBS”) and MSRs, the Investing Divisions generate core spread and fee income and provides critical support to IndyMac’s mortgage lending operations.

      While our segments are structured to address specific target customer bases our operating activities primarily consist of three broad categories: mortgage banking activities, investing activities and HELOC activities. All of these activities are performed to varying degrees by each of our main segments as shown in the tables that follow. Mortgage banking activities are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking activities include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investing and HELOC activities tend to provide a source of revenues that is generally counter-cyclical to mortgage banking revenues, comprised primarily of net interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of mortgage loans, securities, and mortgage servicing and investments in HELOC-related assets to achieve greater balance between its mortgage banking activities and its core investing activities. We believe that our investing activities will increasingly act to stabilize IndyMac’s core income. In addition to its revenue contribution, the Investing Divisions perform the mortgage servicing function, which includes payment processing, customer service, default management and reporting to investors in our securitizations. The mortgage servicing function creates added opportunities to retain customers when the interest rate environment makes it attractive for them to refinance and to cross-market customers with other Company products. Default management, which includes the processes of collections, loss mitigation, foreclosures, bankruptcies, and foreclosed assets management, enables IndyMac to proactively manage credit risk for the Company and its investors in its securities.

      The following tables summarize the Company’s financial results for the three months ended September 30, 2004, illustrating the revenues earned in its mortgage banking activities, investing and HELOC activities by each of its operating segments. The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Operating segments that originate mortgage loans are credited with gain on sale at funding based on the estimated fair value. Any difference between the actual gain on sale realized and the estimate is credited or charged to the operating segment in the period the loan is sold or transferred to the held for investment portfolio. Differences between the gain on sale credited to the operating segments and the consolidated gain on sale due to timing of loan sales or transfers to the held for investment portfolio are eliminated in consolidation. The Company uses a funds transfer pricing (“FTP”) system to allocate interest income and expense to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the segment’s assets. IndyMac Consumer Bank receives a funding credit for deposits using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit. Corporate overhead costs related to managing the Company as a whole are not allocated to the operating segments.

      The following table summarizes the segment financial highlights for the three months ended September 30, 2004:

	Mortgage	IndyMac	Specialty			Total		Total
	Banking	Consumer	Product	Investing		Company		Company
	Divisions	Bank	Divisions	Divisions	Other	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$32,376	$510	$3,887	$3,771	$—	$40,544	$—	$40,544
Gain (loss) on sale of loans	74,934	115	17,677	9,512	6,918	109,156	(11,104)	98,052
Other income	11,550	258	4,178	—	(1,686)	14,300	—	14,300

Net revenues (expense)	118,860	883	25,742	13,283	5,232	164,000	(11,104)	152,896
Operating expenses	68,525	2,205	7,635	1,180	(5)	79,540	—	79,540

Pretax income (loss)	50,335	(1,322)	18,107	12,103	5,237	84,460	(11,104)	73,356

Investing Activities
Net interest income	—	—	19,105	34,498	2,315	55,918	—	55,918
Provision for loan losses	—	—	(807)	(1,200)	—	(2,007)	—	(2,007)
Service fee (expense) income	—	—	—	3,301	5,032	8,333	—	8,333
(Loss) gain on sale of securities	—	—	—	(12,351)	2,913	(9,438)	—	(9,438)
Other income	—	—	1,757	1,739	727	4,223	—	4,223

Net revenues (expense)	—	—	20,055	25,987	10,987	57,029	—	57,029
Operating expenses	—	—	10,981	10,872	—	21,853	—	21,853

Pretax income (loss)	—	—	9,074	15,115	10,987	35,176	—	35,176

HELOC Activities
Net interest income	$6,762	$325	$276	$5	$—	$7,368	$—	$7,368
Provision for loan losses		—	509	—	—	509	—	509
Service fee income	—	—	409	—	—	409	—	409
Other income	968	52	386	—	—	1,406	—	1,406

Net revenues	7,730	377	1,580	5	—	9,692	—	9,692
Operating expenses	999	60	1,379	59	—	2,497	—	2,497

Pretax income	6,731	317	201	(54)	—	7,195	—	7,195

Financing and Other Activities
Net interest income (loss)	—	9,472	—	—	(12,712)	(3,240)	—	(3,240)
Other income	—	981	—	—	114	1,095	—	1,095

Net revenues (expense)	—	10,453	—	—	(12,598)	(2,145)	—	(2,145)
Operating expenses	—	5,069	—	—	26,326	31,395	—	31,395

Pretax income (loss)	—	5,384	—	—	(38,924)	(33,540)	—	(33,540)

Total pretax income (loss)	57,066	4,379	27,382	27,164	(22,700)	93,291	(11,104)	82,187

Net income (loss)	$34,526	$2,649	$16,566	$16,434	$(13,734)	$56,441	$(6,715)	$49,726

Ratios
Percentage of average total assets	30%	1%	16%	48%	5%	100%
Percentage of total revenue	55%	5%	21%	17%	2%	100%
Percentage of pretax income	61%	5%	29%	29%	(24)%	100%

	Mortgage	IndyMac	Specialty			Total		Total
	Banking	Consumer	Product	Investing		Company		Company
	Divisions	Bank	Divisions	Divisions	Other	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets(1)	$5,115,839	$110,746	$2,614,239	$7,674,139	$347,295	$15,862,258	$—	$15,862,258
Average total assets	$5,213,741	$132,768	$2,702,466	$8,341,261	$909,695	$17,299,931	$—	$17,299,931
Allocated capital	$339,671	$8,055	$217,103	$507,747	$140,486	$1,213,062	$—	$1,213,062
Capital allocated to mortgage banking activities	$270,402	$2,198	$55,385	$20,881	$—	$348,866	$—	$348,866
Capital allocated to investing activities	$—	$—	$148,539	$486,805	$—	$635,344	$—	$635,344
Capital allocated to HELOC activities	$69,269	$4,646	$13,179	$61	$—	$87,155	$—	$87,155
Capital allocated to financing and other activities	$—	$1,211	$—	$—	$140,486	$141,697	$—	$141,697
Allocated capital/average total assets	6.51%	6.07%	8.03%	6.09%	15.44%	7.01%		7.01%
Loans Produced	$8,314,156	$104,704	$1,772,499	$416,035	$—	$10,607,394	$—	$10,607,394
Purchase mortgages	43%	28%	59%	23%	—	45%	—	45%
Cash-out refinance mortgages	45%	63%	26%	38%	—	42%	—	42%
Rate and term refinance mortgages	12%	9%	15%	39%	—	13%	—	13%
Performance Ratios
Return on equity (ROE)	40%	131%	30%	13%		19%		16%
ROE — mortgage banking activities	45%	(145)%	79%	140%		58%		51%
ROE — investing activities	—	—	15%	7%		13%		13%
ROE — HELOC activities	23%	16%	4%	(213)%		20%		20%
ROE — financing and other activities	—	1,070%	—	—		(57)%		(57)%
Return on assets (ROA)	2.63%	—	2.44%	0.78%		1.30%		1.14%
Net interest margin	3.04%	—	3.54%	1.98%		2.52%		2.52%
Efficiency ratio	55%	63%	42%	30%		59%		62%
Capital adjusted efficiency ratio	37%	11%	48%	94%		78%		86%
Average Full-Time Equivalent Employees (“FTE”)	2,586	278	804	490	752	4,910		4,910

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

      The following table provides additional detail on the segment results for the Mortgage Banking Divisions for the three months ended September 30, 2004:

	Mortgage Banking Divisions

	IndyMac	Mortgage	Real Estate	Web & Direct
	Conduit	Professionals	Professionals	Mail	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$7,461	$19,002	$2,117	$3,796	$32,376
Gain on sale of loans	3,573	54,925	2,858	13,578	74,934
Other income	(118)	8,713	628	2,327	11,550

Net revenues	10,916	82,640	5,603	19,701	118,860
Operating expenses	4,180	38,766	5,213	20,366	68,525

Pretax income (loss)	6,736	43,874	390	(665)	50,335

Investing Activities
Net interest income	—	—	—	—	—
Provision for loan losses	—	—	—	—	—
Service fee income	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

HELOC Activities
Net interest income	982	3,821	325	1,634	6,762
Provision for loan losses	—	—	—	—	—
Service fee income	—	—	—	—	—
Other income	1	550	57	360	968

Net revenues	983	4,371	382	1,994	7,730
Operating expenses	250	449	41	259	999

Pretax income	733	3,922	341	1,735	6,731

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income (loss)	7,469	47,796	731	1,070	57,066

Net income (loss)	$4,519	$28,917	$442	$648	$34,526

Ratios
Percentage of assets	5%	20%	1%	4%	30%
Percentage of total revenue	5%	38%	3%	9%	55%
Percentage of pretax income	8%	51%	1%	1%	61%

	Mortgage Banking Divisions

	IndyMac	Mortgage	Real Estate	Web & Direct
	Conduit	Professionals	Professionals	Mail	Total

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets	$781,083	$3,425,073	$275,396	$634,287	$5,115,839
Average total assets	$799,603	$3,484,481	$280,621	$649,036	$5,213,741
Allocated capital	$54,428	$220,305	$16,419	$48,519	$339,671
Capital allocated to mortgage banking activities	$43,563	$185,440	$12,995	$28,404	$270,402
Capital allocated to investing activities	$—	$—	$—	$—	$—
Capital allocated to HELOC activities	$10,865	$34,865	$3,424	$20,115	$69,269
Capital allocated to financing and other activities	$—	$—	$—	$—	$—
Allocated capital/total average assets	6.81%	6.32%	5.85%	7.48%	6.51%
Loans Produced	$2,155,478	$5,075,046	$442,501	$641,131	$8,314,156
Purchase mortgages	47%	44%	82%	13%	43%
Cash out refinance mortgages	41%	44%	15%	73%	45%
Rate and term refinance mortgages	12%	12%	3%	14%	12%
Performance Ratios
Return on equity (ROE)	33%	52%	11%	5%	40%
ROE — mortgage banking activities	37%	57%	7%	(6)%	45%
ROE — investing activities	—	—	—	—	—
ROE — HELOC activities	16%	27%	24%	21%	23%
ROE — financing and other activities	—	—	—	—	—
Return on assets (ROA)	2.25%	3.30%	0.63%	0.40%	2.63%
Net interest margin	4.30%	2.65%	3.53%	3.41%	3.04%
Efficiency ratio	37%	45%	88%	95%	55%
Capital adjusted efficiency ratio	43%	29%	60%	53%	37%
Average FTE	63	1,696	237	590	2,586

Mortgage Banking Divisions

IndyMac Conduit	The division is responsible for the production of bulk mortgage loans from the top mortgage bankers and financial institutions and other capital market participants.

Mortgage Professionals	This group is responsible for the production of mortgage loans through relationships with mortgage professionals, including mortgage brokers, mortgage bankers and financial institutions.

Real Estate Professionals	This group provides mortgage loan services through relationships with Realtors and homebuilders.

Web & Direct Mail	This channel offers consumers mortgage lending through the Internet, direct mail, and affinity relationships.

      The following table provides additional details on the segment results for the IndyMac Consumer Bank and Specialty Product Divisions for the three months ended September 30, 2004:

		Specialty Product Divisions
	IndyMac
	Consumer	Consumer	Subdivision		Financial
	Bank	Construction	Construction	HELOC	Freedom	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$510	$3,561	$—	$—	$326	$3,887
Gain on sale of loans	115	7,465	—	—	10,212	17,677
Other income	258	2,194	—	—	1,984	4,178

Net revenues	883	13,220	—	—	12,522	25,742
Operating expenses	2,205	928	—	—	6,707	7,635

Pretax income (loss)	(1,322)	12,292	—	—	5,815	18,107

Investing Activities
Net interest income	—	12,214	6,891	—	—	19,105
Provision for loan losses	—	(537)	(270)	—	—	(807)
Service fee income	—	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—	—
Other income	—	1,665	92	—	—	1,757

Net revenues	—	13,342	6,713	—	—	20,055
Operating expenses	—	8,819	2,162	—	—	10,981

Pretax income	—	4,523	4,551	—	—	9,074

HELOC Activities
Net interest income	325	33	—	243	—	276
Provision for loan losses	—	—	—	509	—	509
Service fee income	—	—	—	409	—	409
Other income	52	8	—	378	—	386

Net revenues	377	41	—	1,539	—	1,580
Operating expenses	60	4	—	1,375	—	1,379

Pretax income	317	37	—	164	—	201

Financing and Other Activities
Net interest income	9,472	—	—	—	—	—
Other income	981	—	—	—	—	—

Net revenues	10,453	—	—	—	—	—
Operating expenses	5,069	—	—	—	—	—

Pretax income	5,384	—	—	—	—	—

Total pretax income	4,379	16,852	4,551	164	5,815	27,382

Net income	$2,649	$10,195	$2,754	$99	$3,518	$16,566

Ratios
Percentage of assets	1%	10%	4%	1%	1%	16%
Percentage of total revenue	5%	12%	3%	1%	5%	21%
Percentage of pretax income	5%	18%	5%	0%	6%	29%

		Specialty Product Divisions
	IndyMac
	Consumer	Consumer	Subdivision		Financial
	Bank	Construction	Construction	HELOC	Freedom	Total

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets	$110,746	$1,720,717	$642,013	$162,850	$88,659	$2,614,239
Average total assets	$132,768	$1,724,748	$640,091	$178,692	$158,935	$2,702,466
Allocated capital	$8,055	$92,868	$68,458	$12,937	$42,840	$217,103
Capital allocated to mortgage banking activities	$2,198	$12,545	$—	$—	$42,840	$55,385
Capital allocated to investing activities	$—	$80,081	$68,458	$—	$—	$148,539
Capital allocated to HELOC activities	$4,646	$242	$—	$12,937	$—	$13,179
Capital allocated to financing and other activities	$1,211	$—	$—	$—	$—	$—
Allocated capital/total average assets	6.07%	5.38%	10.70%	7.24%	26.95%	8.03%
Loans Produced	$104,704	$1,056,807	$265,882	$71,076	$378,734	$1,772,499
Purchase mortgages	28%	76%	94%	0%	0%	59%
Cash out refinance mortgages	63%	0%	5%	100%	100%	26%
Rate and term refinance mortgages	9%	24%	1%	0%	0%	15%
Performance Ratios
Return on equity (ROE)	131%	44%	16%	3%	33%	30%
ROE — mortgage banking activities	(145)%	236%	—	—	33%	79%
ROE — investing activities	—	14%	16%	—	—	15%
ROE — HELOC activities	16%	37%	—	3%	—	4%
ROE — financing and other activities	1,070%	—	—	—	—	—
Return on assets (ROA)		2.35%	1.71%	0.22%	8.81%	2.44%
Net interest margin		3.65%	4.27%	0.59%	1.46%	3.54%
Efficiency ratio	63%	36%	31%	133%	54%	42%
Capital adjusted efficiency ratio	11%	31%	76%	419%	46%	48%
Average FTE	278	303	69	20	412	804

IndyMac Consumer Bank and Specialty Product Divisions

Consumer Bank	The Consumer Bank offers direct lending and deposit products to our depositors through our retail branch network, on-line contact center and institutional money desk.

Consumer Construction	This division is responsible for the production of construction-to-permanent and lot loans to individuals who are in the process of building their own homes, through mortgage professionals and direct to consumers.

Subdivision Construction	This division provides financing to subdivision developers.

HELOC	This group is primarily responsible for the production of home equity lines of credit (HELOCs) and closed-end seconds through marketing strategies focused on direct interaction with consumers.

Financial Freedom	This group is responsible for the generation of predominantly reverse mortgage products with senior customers (age 62 or older) via a relationship sales force and a loan officer sales force.

      The following table provides additional details on the segment results for Investing Divisions for the three months ended September 30, 2004:

	Investing Divisions

	Loan Servicing &	SFR Mortgage		Discontinued
	Retained Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$3,771	$—	$—	$—	$3,771
Gain on sale of loans	6,351	3,161	—	—	9,512
Other income	—	—	—	—	—

Net revenues	10,122	3,161	—	—	13,283
Operating expenses	1,180	—	—	—	1,180

Pretax income	8,942	3,161	—	—	12,103

Investing Activities
Net interest income	8,981	17,199	7,264	1,054	34,498
Provision for loan losses	—	(400)	—	(800)	(1,200)
Service fee income	3,301	—	—	—	3,301
Gain (loss) on sale of securities	(12,550)	—	199	—	(12,351)
Other income	844	895	—	—	1,739

Net (expense) revenues	576	17,694	7,463	254	25,987
Operating expenses	9,486	797	113	476	10,872

Pretax (loss) income	(8,910)	16,897	7,350	(222)	15,115

HELOC Activities
Net interest income	5	—	—	—	5
Provision for loan losses	—	—	—	—	—
Service fee income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	5	—	—	—	5
Operating expenses	59	—	—	—	59

Pretax income	(54)	—	—	—	(54)

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax (loss) income	(22)	20,058	7,350	(222)	27,164

Net (loss) income	$(13)	$12,136	$4,446	$(135)	$16,434

Ratios
Percentage of assets	9%	27%	12%	0%	48%
Percentage of total revenue	5%	9%	3%	0%	17%
Percentage of pretax income	0%	21%	8%	0%	29%

	Investing Divisions

	Loan Servicing &	SFR Mortgage		Discontinued
	Retained Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets	$914,369	$4,709,068	$1,991,141	$59,561	$7,674,139
Average total assets	$1,550,268	$4,720,632	$2,018,386	$51,975	$8,341,261
Allocated capital	$226,674	$232,653	$43,208	$5,212	$507,747
Capital allocated to mortgage banking activities	$20,881	$—	$—	$—	$20,881
Capital allocated to investing activities	$205,732	$232,653	$43,208	$5,212	$486,805
Capital allocated to HELOC activities	$61	$—	$—	$—	$61
Capital allocated to financing and other activities	$—	$—	$—	$—	$—
Allocated capital/ total average assets	14.62%	4.93%	2.14%	10.03%	6.09%
Loans Produced	$416,035	$—	$—	$—	$416,035
Performance Ratios
Return on equity (ROE)	0%	21%	41%	(10)%	13%
ROE — mortgage banking activities	103%	—	—	—	140%
ROE — investing activities	(10)%	17%	41%	(10)%	7%
ROE — HELOC activities	(213)%	—	—	—	(213)%
ROE — financing and other activities	—	—	—	—	—
Return on assets (ROA)	0%	1.02%	0.88%	(1.03)%	0.78%
Net interest margin	5.55%	1.45%	1.45%	7.04%	1.98%
Efficiency ratio	100%	4%	2%	45%	30%
Capital adjusted efficiency ratio	531%	10%	2%	56%	94%
Average FTE	461	11	4	14	490

Investing Divisions

Loan Servicing & Retained Assets	Loan servicing and retained assets include the following: (i) MSRs, interest-only strips and residual securities, (ii) securities held as hedges of such assets, including principal-only securities, agency debentures and U.S. Treasury bonds, (iii) loans acquired through clean-up calls or through the Company’s customer retention programs and (iv) investment and non-investment grade securities.

SFR Mortgage Loans	Assets include all single-family residential loans held for investment other than discontinued products.

MBS	Assets include AAA-rated agency and private label MBS.

Discontinued Products	Discontinued products are home improvement and manufactured housing loans.

      The following table provides additional details on the segment results for all others for the three months ended September 30, 2004:

		Total
		Company
		Before Corp.			Total		Total
	Treasury	Overhead and	Corporate		Company		Company
	Group(1)	Eliminations	Overhead	Eliminations(2)	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$—	$40,544	$—	$—	$40,544	$—	$40,544
Gain (loss) on sale of loans	—	102,238	—	6,918	109,156	(11,104)	98,052
Other income	—	15,986	—	(1,686)	14,300	—	14,300

Net revenues (expense)	—	158,768	—	5,232	164,000	(11,104)	152,896
Operating expenses	—	79,545	—	(5)	79,540	—	79,540

Pretax income (loss)	—	79,223	—	5,237	84,460	(11,104)	73,356

Investing Activities
Net interest income	—	53,603	—	2,315	55,918	—	55,918
Provision for loan losses	—	(2,007)	—	—	(2,007)	—	(2,007)
Service fee (expense) income	—	3,301	—	5,032	8,333	—	8,333
Gain (loss) on sale of securities	—	(12,351)	—	2,913	(9,438)	—	(9,438)
Other income	—	3,496	727	—	4,223	—	4,223

Net revenues	—	46,042	727	10,260	57,029	—	57,029
Operating expenses	—	21,853	—	—	21,853	—	21,853

Pretax (loss) income	—	24,189	727	10,260	35,176	—	35,176

HELOC Activities
Net interest income	—	7,368	—	—	7,368	—	7,368
Provision for loan losses	—	509	—	—	509	—	509
Service fee income	—	409	—	—	409	—	409
Other income	—	1,406	—	—	1,406	—	1,406

Net revenues	—	9,692	—	—	9,692	—	9,692
Operating expenses	—	2,497	—	—	2,497	—	2,497

Pretax income	—	7,195	—	—	7,195	—	7,195

Financing and Other Activities
Net interest loss	(9,910)	(438)	(2,802)	—	(3,240)	—	(3,240)
Other income	114	1,095	—	—	1,095	—	1,095

Net expense	(9,796)	657	(2,802)	—	(2,145)	—	(2,145)
Operating expenses	391	5,460	25,935	—	31,395	—	31,395

Pretax loss	(10,187)	(4,803)	(28,737)	—	(33,540)	—	(33,540)

Total pretax (loss) income	(10,187)	105,804	(28,010)	15,497	93,291	(11,104)	82,187

Net (loss) income	$(6,164)	$64,011	$(16,946)	$9,376	$56,441	$(6,715)	$49,726

Ratios
Percentage of assets	4%	99%	1%	0%	100%
Percentage of total revenue	(4)%	94%	(1)%	7%	100%
Percentage of pretax income	(11)%	113%	(30)%	17%	100%

		Total
		Company
		Before Corp.			Total		Total
	Treasury	Overhead and	Corporate		Company		Company
	Group(1)	Eliminations	Overhead	Eliminations(2)	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets	$354,577	$15,869,540	$(7,282)	$—	$15,862,258	$—	$15,862,258
Average total assets	$663,566	$17,053,802	$246,129	$—	$17,299,931	$—	$17,299,931
Allocated capital	$33,178	$1,105,754	$107,308	$—	$1,213,062	$—	$1,213,062
Capital allocated to mortgage banking activities	$—	$348,866	$—	$—	$348,866	$—	$348,866
Capital allocated to investing activities	$—	$635,344	$—	$—	$635,344	$—	$635,344
Capital allocated to HELOC activities	$—	$87,155	$—	$—	$87,155	$—	$87,155
Capital allocated to financing and other activities	$33,178	$34,389	$107,308	$—	$141,697	$—	$141,697
Allocated capital/total average assets	5.00%	6.48%	43.60%	—	7.01%	—	7.01%
Loans Produced	$—	$10,607,394	$—	$—	$10,607,394	$—	$10,607,394
Purchase mortgages		45%			45%		45%
Cash out refinance mortgages		42%			42%		42%
Rate and term refinance mortgages		13%			13%		13%
Performance Ratios
Return on equity (ROE)		23%			19%		16%
ROE — mortgage banking		55%			58%		51%
ROE — investing activities		9%			13%		13%
ROE — HELOC activities		20%			20%		20%
ROE — financing and other activities		(34)%			(57)%		(57)%
Return on assets (ROA)		1.49%			1.30%		1.14%
Net interest margin		2.53%			2.52%		2.52%
Efficiency ratio		50%			59%		62%
Capital adjusted efficiency ratio		64%			78%		86%
Average FTE	28	4,186	724		4,910		4,910

(1)	During the three months ended September 30, 2004, the Treasury Group reported net interest expense of $9.9 million. This amount includes interest expense related to the debentures underlying trust preferred securities issued by the Company in 2003 and 2001 which is not allocated to the business units. Additionally, the net expense in Treasury reflects the cost of maintaining adequate corporate liquidity, as well as certain fixed rate deposits with longer maturities raised in prior years, the higher cost of which is not allocated to the business units.

(2)	The amounts in this column include primarily the differences between the actual gain on sale credited to the operating segments and the consolidated gain on sale due to timing of loan sales or transfers, and the elimination of premiums on inter-company transactions.

      The following table compares the quarterly detail segment results of operations by period:

	Mortgage Banking Divisions

	IndyMac	Mortgage	Real Estate	Web & Direct
	Conduit	Professionals	Professionals	Mail	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q3 04 — Pretax income (loss)	$6,736	$43,874	$390	$(665)	$50,335
Q2 04 — Pretax income (loss)	14,418	55,886	509	5,945	76,758
Annualized Percent Change	(213)%	(86)%	(94)%	(445)%	(138)%
Q3 03 — Pretax income	10,101	74,358	3,551	25,548	113,558
Percent Change	(33)%	(41)%	(89)%	(103)%	(56)%
Investing Activities
Q3 04 — Pretax income (loss)	—	—	—	—	—
Q2 04 — Pretax income (loss)	—	—	—	—	—
Annualized Percent Change	—	—	—	—	—
Q3 03 — Pretax income	—	—	—	—	—
Percent Change	—	—	—	—	—
HELOC Activities
Q3 04 — Pretax income (loss)	733	3,922	341	1,735	6,731
Q2 04 — Pretax income (loss)	12	3,358	381	1,355	5,106
Annualized Percent Change	24,033%	67%	(42)%	112%	127%
Q3 03 — Pretax income	—	993	54	247	1,294
Percent Change	—	295%	531%	602%	420%
Financing and Other Activities
Q3 04 — Pretax income	—	—	—	—	—
Q2 04 — Pretax income	—	—	—	—	—
Q3 03 — Pretax income	—	—	—	—	—
Net Income
Q3 04 — Net income (loss)	4,519	28,917	442	648	34,526
Q2 04 — Net income (loss)	8,730	35,843	539	4,417	49,529
Annualized Percent Change	(193)%	(77)%	(72)%	(341)%	(121)%
Q3 03 — Net income	6,111	45,587	2,181	15,606	69,485
Percent Change	(26)%	(37)%	(80)%	(96)%	(50)%
Performance Ratios
Q3 04
ROE	33%	52%	11%	5%	40%
ROA	2.25%	3.30%	0.63%	0.40%	2.63%
NIM	4.30%	2.65%	3.53%	3.41%	3.04%
Efficiency ratio	37%	45%	88%	95%	55%
Capital adjusted efficiency ratio	43%	29%	60%	53%	37%
Average FTE	63	1,696	237	590	2,586
Q2 04
ROE	47%	80%	16%	37%	63%
ROA	2.88%	5.03%	0.91%	2.41%	3.93%
NIM	4.32%	3.07%	3.71%	3.23%	3.43%
Efficiency ratio	20%	38%	88%	71%	44%
Capital adjusted efficiency ratio	20%	18%	45%	34%	24%
Average FTE	54	1,448	238	606	2,346
Q3 03
ROE	85%	124%	66%	115%	114%
ROA	6.16%	7.54%	3.98%	7.42%	7.17%
NIM	5.08%	4.45%	4.09%	3.63%	4.32%
Efficiency ratio	10%	33%	62%	41%	35%
Capital adjusted efficiency ratio	6%	10%	21%	12%	12%
Average FTE	8	1,347	230	650	2,235

      The Mortgage Banking Divisions’ net income decreased by 30%, or $15.0 million compared to the second quarter of 2004, and 50% or $35.0 million from the third quarter of 2003. The decreases were primarily due to decreases in gain on sale of loans and net interest income from the mortgage pipeline as a result of margin compression caused by a change in channel mix to more correspondent and conduit business, a change in product mix to more adjustable rate mortgages and competitive pricing pressures. In addition, our pipeline hedge underperformed in the third quarter of 2004 after outperforming in the second quarter of 2004 and the third quarter of 2003. Our operating expenses also increased as we expanded our sales force to support continued growth in mortgage production and our pursuit of increased market share.

      The following table compares the quarterly detail segment results of operations by period, continued:

		Specialty Product Divisions

	IndyMac	Consumer	Subdivision		Financial
	Consumer Bank	Construction	Construction	HELOC	Freedom	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q3 04 — Pretax income (loss)	$(1,322)	$12,292	$—	$—	$5,815	$18,107
Q2 04 — Pretax income	(529)	20,419	—	—	—	20,419
Annualized Percent Change	(600)%	(159)%	—	—	—	(45)%
Q3 03 — Pretax income	1,799	9,525	—	—	—	9,525
Percent Change	(173)%	29%	—	—	—	90%
Investing Activities
Q3 04 — Pretax income (loss)	—	4,523	4,551	—	—	9,074
Q2 04 — Pretax income	—	3,187	5,230	—	—	8,417
Annualized Percent Change	—	168%	(52)%	—	—	31%
Q3 03 — Pretax income	—	2,650	5,307	—	—	7,957
Percent Change	—	71%	(14)%	—	—	14%
HELOC Activities
Q3 04 — Pretax income (loss)	317	37	—	164	—	201
Q2 04 — Pretax income	174	37	—	316	—	353
Annualized Percent Change	329%	—	—	(192)%	—	(172)%
Q3 03 — Pretax income	15	(3)	—	(369)	—	(372)
Percent Change	2,013%	1,333%	—	144%	—	154%
Financing and Other Activities
Q3 04 — Pretax income	5,384	—	—	—	—	—
Q2 04 — Pretax income	3,182	—	—	—	—	—
Q3 03 — Pretax loss	(2,048)	—	—	—	—	—
Net Income
Q3 04 — Net income	2,649	10,195	2,754	99	3,518	16,566
Q2 04 — Net income	1,710	14,304	3,164	191	—	17,659
Annualized Percent Change	220%	(115)%	(52)%	(193)%	—	(25)%
Q3 03 — Net income (loss)	(142)	7,364	3,211	(223)	—	10,352
Percent Change	1,965%	38%	(14)%	144%	—	60%
Performance Ratios
Q3 04
ROE	131%	44%	16%	3%	33%	30%
ROA	N/M	2.35%	1.71%	0.22%	8.81%	2.44%
NIM	N/M	3.65%	4.27%	0.59%	1.46%	3.54%
Efficiency ratio	63%	36%	31%	133%	54%	42%
Capital adjusted efficiency ratio	11%	31%	76%	419%	46%	48%
Average FTE	278	303	69	20	412	804
Q2 04
ROE	88%	61%	18%	8%	—	41%
ROA	N/M	3.43%	1.99%	0.52%	—	2.88%
NIM	N/M	3.81%	4.62%	3.02%	—	3.98%
Efficiency ratio	73%	28%	26%	81%	—	29%
Capital adjusted efficiency ratio	14%	19%	61%	121%	—	29%
Average FTE	270	285	65	16	—	366
Q3 03
ROE	(9)%	41%	20%	(17)%	N/A	30%
ROA	N/M	2.22%	2.13%	(1.60)%	N/A	2.09%
NIM	N/M	4.21%	4.79%	2.92%	N/A	4.35%
Efficiency ratio	103%	41%	24%	158%	N/A	39%
Capital adjusted efficiency ratio	23%	34%	50%	445%	N/A	46%
Average FTE	235	228	62	12	N/A	302

      IndyMac Consumer Bank’s net income increased $0.9 million from the second quarter of 2004, and increased from the $0.1 million loss in the third quarter of 2003 to $2.6 million in the third quarter of 2004. The growth in net income during 2004 was generated by an increase in their allocated net interest income through the FTP credit from the Treasury Group.

      The Specialty Product Divisions generated net income of $16.6 million during the third quarter of 2004 compared to $17.7 million in the second quarter of 2004, and $10.4 million in the third quarter of 2003. The decrease in net income compared to the second quarter of 2004 was primarily due to gain on sale of loans revenue earned during the second quarter for the securitization of lot loans, which was not repeated in the third quarter. This decrease was offset in large part by the $3.5 million earned by Financial Freedom in the third quarter. The increase in net income year over year was driven by the income earned in 2004 by the acquisition of Financial Freedom, as well as higher gain on sale of loans.

      The following table compares the quarterly detail segment results of operations by period, continued:

	Investing Divisions

	Loan
	Servicing &	SFR
	Retained	Mortgage		Discontinued
	Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Mortgage Banking Activities
Q3 04 — Pretax income	$8,942	$3,161	$—	$—	$12,103
Q2 04 — Pretax income	16,044	11,463	—	—	27,507
Annualized Percent Change	(177)%	(290)%	—	—	(224)%
Q3 03 — Pretax income	24,788	—	—	—	24,788
Percent Change	(64)%	—	—	—	(51)%
Investing Activities
Q3 04 — Pretax income	(8,910)	16,897	7,350	(222)	15,115
Q2 04 — Pretax income	(37,191)	15,487	8,809	(1,142)	(14,037)
Annualized Percent Change	304%	36%	(66)%	322%	831%
Q3 03 — Pretax income	(23,150)	2,334	1,033	(1,589)	(21,372)
Percent Change	62%	624%	612%	86%	171%
HELOC Activities
Q3 04 — Pretax income	(54)	—	—	—	(54)
Q2 04 — Pretax income	—	—	—	—	—
Annualized Percent Change	—	—	—	—	—
Q3 03 — Pretax income	—	—	—	—	—
Percent Change	—	—	—	—	—
Financing and Other Activities
Q3 04 — Pretax income	—	—	—	—	—
Q2 04 — Pretax income	—	—	—	—	—
Q3 03 — Pretax income	—	—	—	—	—
Net Income
Q3 04 — Net (loss) income	(13)	12,136	4,446	(135)	16,434
Q2 04 — Net income (loss)	(12,794)	16,305	5,329	(691)	8,149
Annualized Percent Change	400%	(102)%	(66)%	322%	407%
Q3 03 — Net income (loss)	991	1,412	625	(961)	2,067
Percent Change	(101)%	759%	611%	86%	695%
Performance Ratios
Q3 04
ROE	0%	21%	41%	(10)%	13%
ROA	0%	1.02%	0.88%	(1.03)%	0.78%
NIM	5.55%	1.45%	1.45%	7.04%	1.98%
Efficiency ratio	100%	4%	2%	45%	30%
Capital adjusted efficiency ratio	531%	10%	2%	56%	94%
Average FTE	461	11	4	14	490
Q2 04
ROE	(25)%	28%	50%	(50)%	7%
ROA	(3.18)%	1.36%	1.07%	(4.93)%	0.39%
NIM	6.69%	1.29%	1.78%	6.99%	2.16%
Efficiency ratio	(114)%	2%	3%	68%	46%
Capital adjusted efficiency ratio	594%	5%	4%	85%	199%
Average FTE	407	9	4	25	445
Q3 03
ROE	2%	5%	7%	(54)%	2%
ROA	0.21%	0.22%	0.20%	(5.26)%	0.14%
NIM	6.09%	0.61%	0.42%	6.64%	2.06%
Efficiency ratio	86%	14%	11%	62%	62%
Capital adjusted efficiency ratio	365%	85%	86%	81%	294%
Average FTE	387	6	7	33	433

      The Investing Divisions segment’s net income increased by 102%, or $8.3 million compared to the second quarter of 2004, and increased $14.4 million compared to the third quarter of 2003. Revenues generated by mortgage banking activities decreased compared to both periods due to a lower amount of called loans sold during the third quarter of 2004. These decreases were more than offset by the improved performance of the servicing portfolio during the third quarter of 2004 over the prior periods.

      The following table compares the quarterly detail segment results of operations by period, continued:

		Total
		Company
		before Corp.			Total		Total
	Treasury	Overhead and	Corporate		Company		Company
	Group	Eliminations	Overhead	Eliminations	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Mortgage Banking Activities
Q3 04 — Pretax income (loss)	$—	$79,223	$—	$5,237	$84,460	$(11,104)	$73,356
Q2 04 — Pretax income (loss)	—	124,155	—	(9,102)	115,053	(52,223)	62,830
Annualized Percent Change	—	(145)%	—	630%	(106)%	315%	67%
Q3 03 — Pretax income (loss)	—	149,670	—	(24,498)	125,172	—	125,172
Percent Change	—	(47)%	—	121%	(33)%	—	(41)%
Investing Activities
Q3 04 — Pretax (loss) income	—	24,189	727	10,260	35,176	—	35,176
Q2 04 — Pretax income	—	(5,620)	847	7,177	2,404	—	2,404
Annualized Percent Change	—	2,122%	(57)%	172%	5,453%	—	5,453%
Q3 03 — Pretax (loss) income	—	(13,415)	5	6,185	(7,225)	—	(7,225)
Percent Change	—	280%	14,440%	66%	587%	—	587%
HELOC Activities
Q3 04 — Pretax income	—	7,195	—	—	7,195	—	7,195
Q2 04 — Pretax income	—	5,633	—	—	5,633	—	5,633
Annualized Percent Change	—	111%	—	—	111%	—	111%
Q3 03 — Pretax income	—	937	—	—	937	—	937
Percent Change	—	668%	—	—	668%	—	668%
Financing and Other Activities
Q3 04 — Pretax loss	(10,187)	(4,803)	(28,737)	—	(33,540)	—	(33,540)
Q2 04 — Pretax (loss) income	(11,881)	(8,699)	(24,226)	—	(32,925)	—	(32,925)
Q3 03 — Pretax (loss) income	(10,638)	(12,686)	(24,045)	3	(36,728)	—	(36,728)
Net Income
Q3 04 — Net (loss) income	(6,164)	64,011	(16,946)	9,376	56,441	(6,715)	49,726
Q2 04 — Net (loss) income	(7,188)	69,859	(14,144)	(1,165)	54,550	(31,595)	22,955
Annualized Percent Change	57%	(33)%	(79)%	3,619%	14%	315%	466%
Q3 03 — Net (loss) income	(6,436)	75,326	(14,544)	(11,078)	49,704	—	49,704
Percent Change	4%	(15)%	(17)%	185%	14%	—	0%
Performance Ratios
Q3 04
ROE	—	23%	—	—	19%		16%
ROA	—	1.49%	—	—	1.30%		1.14%
NIM	—	2.53%	—	—	2.52%		2.52%
Efficiency ratio	—	50%	—	—	59%		62%
Capital adjusted efficiency ratio	—	64%	—	—	78%		86%
Average FTE	28	4,186	724	—	4,910		4,910
Q2 04
ROE	—	28%	—	—	19%	—	8%
ROA	—	1.68%	—	—	1.29%	—	0.54%
NIM	—	2.71%	—	—	2.75%	—	2.75%
Efficiency ratio	—	45%	—	—	56%	—	75%
Capital adjusted efficiency ratio	—	53%	—	—	74%	—	129%
Average FTE	24	3,451	610	—	4,061	—	4,061

		Total
		Company
		before Corp.			Total		Total
	Treasury	Overhead and	Corporate		Company		Company
	Group	Eliminations	Overhead	Eliminations	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Q3 03 ROE	—	40%	—	—	20%	—	20%
ROA	—	2.49%	—	—	1.63%	—	1.63%
NIM	—	2.94%	—	—	2.97%	—	2.97%
Efficiency ratio	—	42%	—	—	57%	—	57%
Capital adjusted efficiency ratio	—	35%	—	—	67%	—	67%
Average FTE	23	3,228	498	—	3,726	—	3,726

MORTGAGE BANKING ACTIVITIES

Loan Production

      During the third quarter of 2004, the Company’s loan production reached a record level at $10.6 billion, a 9% increase over the $9.7 billion of loans produced during the second quarter of 2004 and a 22% increase over the $8.7 billion of loans produced in the third quarter of 2003. The third quarter of 2004 production includes $379 million in reverse mortgages originated by Financial Freedom, which we acquired on July 16, 2004. The vast majority of these reverse mortgages are insured by the FHA and are sold to FNMA within 30 days of origination.

      Our focus on less cyclical products, such as Alt-A, subprime, HELOCs, reverse mortgages and consumer construction loans, resulted in continued growth in each of these products in the third quarter of 2004 compared to the second quarter of 2004 and third quarter of 2003. This increase more than offset the decrease in our agency conforming and jumbo products which are more cyclical in nature, closely tracking changes in the overall mortgage market. Additionally, we continued to further penetrate the purchase market, increasing our purchase transactions 57% year over year and successfully adapting our production mix to the demand for adjustable rate mortgages (ARMs) with 74% of our mortgage production now consisting of ARMs compared with only 38% a year ago and 61% for the second quarter of 2004.

      Total production by loan type was as follows:

	Three Months Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2004	2003	Change	2004	Change

	(Dollars in millions)
Volume by product:
Prime(1)
Alt-A	$6,880	$4,505	53%	$6,447	7%
Agency conforming	274	1,503	(82)%	511	(46)%
Jumbo	371	1,154	(68)%	730	(49)%
Reverse mortgages	379	—	N/A	—	N/A
Subprime(1)	934	520	80%	567	65%
Home equity line of credit(2)	755	264	186%	408	85%
Consumer construction(2)	748	586	28%	760	(2)%

Subtotal mortgage production	10,341	8,532	21%	9,423	10%
Subdivision construction commitments(2)	266	149	79%	304	(13)%

Total production	$10,607	$8,681	22%	$9,727	9%

Mortgage — Web-based production	$6,584	$5,983	10%	$5,973	10%
Mortgage pipeline at period end(3)	$6,433	$4,688	37%	$5,179	24%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

      The tables below provide the production by delivery method and interest rate amortization type for the quarters ended September 30, 2004 and 2003, and June 30, 2004:

	Three Months Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2004	2003	Change	2004	Change

	(Dollars in millions)
Production by delivery method:
Wholesale(1)	$4,922	$4,990	(1)%	$4,717	4%
Correspondent(2)	4,066	1,713	137%	3,020	35%
Retail(3)	1,353	1,829	(26)%	1,686	(20)%

Total mortgage production	10,341	8,532	21%	9,423	10%
Subdivision construction lending	$266	$149	79%	$304	(13)%

Total Production	$10,607	$8,681	22%	$9,727	9%

(1)	Loans obtained through relationships with mortgage brokers and funded by IndyMac.

(2)	Closed loans acquired by IndyMac through relationships with mortgage bankers and financial institutions on a flow basis, as well as loans obtained through bulk purchases by our conduit group.

(3)	Direct to consumer channels.

	Three Months Ended

	September 30,	September 30,	June 30,
	2004	2003	2004

Fixed Rate Mortgages	26%	62%	39%
Hybrid ARMs	36%	29%	36%
ARMs	38%	9%	25%

      The following table details the mix of our production and pipeline between purchase, cash-out refinance and rate/term refinance transactions as of and for the quarters ended September 30, 2004, September 30, 2003, and June 30, 2004. As refinance volumes industry-wide have declined, IndyMac has increased its penetration of the market with respect to purchase transactions, mitigating the decline in refinance related mortgage transactions.

	As of and for the Quarters Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2004	2003	Change	2004	Change

	(Dollars in millions)
Mortgage loan production:
Purchase transactions	$4,568	$3,072	49%	$3,882	18%
Cash-out refinance transactions	4,366	2,986	46%	3,301	32%
Rate/term refinance transactions	1,407	2,474	(43)%	2,240	(37)%

Total mortgage loan production	$10,341	$8,532	21%	$9,423	10%

% purchase transactions	44%	36%		41%
Mortgage pipeline:
Purchase transactions	$2,808	$1,839	53%	$2,542	10%
Cash-out refinance transactions	2,446	1,698	44%	1,737	41%
Rate/term refinance transactions	1,179	1,151	2%	900	31%

Mortgage pipeline at period end	$6,433	$4,688	37%	$5,179	24%

% purchase transactions	44%	39%		49%

      During the nine months ended September 30, 2004, the Company produced $27.5 billion of loans, a 17% increase over the $23.5 billion of loans produced during the nine months ended September 30, 2003. Total production by loan type was as follows:

	Nine Months Ended

	September 30,	September 30,	Percent
	2004	2003	Change

	(Dollars in millions)
Volume by product:
Prime(1)
Alt-A	$17,912	$11,603	54%
Agency conforming	1,393	4,395	(68)%
Jumbo	1,508	3,359	(55)%
Reverse mortgages	379	—	N/A
Subprime(1)	1,959	1,369	43%
Home equity line of credit(2)	1,407	673	109%
Consumer construction(2)	2,111	1,544	37%

Subtotal mortgage production	26,669	22,943	16%
Subdivision construction commitments(2)	812	516	57%

Total production volume	$27,481	$23,459	17%

Mortgage — Web-based production	$16,876	$16,897	0%

(1)	Fundings.

(2)	New commitments.

Mortgage Production by Division

      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which IndyMac has regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgages secured by California properties accounted for 46% of the mortgage loans we produced in the third quarter of 2004 based on dollar value, and 40% based on number of loans. We expect this level of concentration will trend down in the future as we execute on our plan to double the number of regional offices outside of California over the next five years.

      IndyMac produces mortgages through its Mortgage Banking Divisions, IndyMac Consumer Bank, Specialty Product Divisions, and Investing Divisions.

      The following tables show total production by divisions for the three months ended September 30, 2004 and 2003, and June 30, 2004.

	Three Months Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2004	2003	Change	2004	Change

	(Dollars in millions)
PRODUCTION BY DIVISIONS:
Mortgage Banking Divisions
IndyMac Conduit	$2,155	$625	245%	$1,792	20%
Mortgage Professionals	5,075	4,367	16%	4,588	11%
Real Estate Professionals	442	479	(8)%	435	2%
Web & Direct Mail	641	1,622	(60)%	936	(32)%

Total Mortgage Banking Divisions	$8,313	$7,093	17%	$7,751	7%
IndyMac Consumer Bank	$105	$152	(31)%	140	(25)%
Specialty Product Divisions
Consumer Construction	$1,057	$821	29%	$1,070	(1)%
Subdivision Construction	266	149	79%	304	(13)%
HELOC	71	55	29%	44	61%
Financial Freedom	379	—	N/A	—	N/A

Total Specialty Product Divisions	$1,773	$1,025	73%	$1,418	25%
Investing Divisions
Servicing	$416	$411	1%	$418	0%

Total Investing Divisions	$416	$411	1%	$418	0%
Total Production	$10,607	$8,681	22%	$9,727	9%

      Our largest segment, the Mortgage Banking Divisions, increased production by 17% year over year and by 7% from the second quarter of 2004, due to strong execution on IndyMac’s strategies to increase market share in the mortgage industry by continuing its focus on less interest rate-sensitive products such as Alt-A and subprime, by increasing the size of its sales force, by investing in geographic expansion, and by growing its purchase business. Active wholesale customers during the quarter grew 35% from the third quarter of prior year and 11% from the second quarter of 2004. This growth is the direct result of IndyMac’s focus on increasing the size of its sales force nationwide and the newer sales people demonstrating increasing effectiveness as they gain experience with IndyMac’s products and technology. We have been successful in attracting experienced, quality salespeople because of our less interest-rate sensitive products combined with our technology advantage. Our Web & Direct Mail Division is a refinance-oriented channel. Consistent with the market contraction, particularly in the refinance-oriented originations, the production volume from this channel has decreased 60% compared to the third quarter 2003 and 32% over the second quarter of 2004.

      The production for Specialty Product Divisions increased 73% from the third quarter 2003 and 25% from the second quarter of 2004. The growth from the second quarter of 2004 is largely because of reverse mortgage production from Financial Freedom. The increase compared to the third quarter of 2003 was driven by the acquisition of Financial Freedom, as well as the continued penetration in customers and loan commitments by both construction lending units.

      The table below provides the key performance indicators for our Mortgage Banking Divisions for the quarters ended September 30, 2004 and 2003, and June 30, 2004:

	Three Months Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2004	2003	Change	2004	Change

Key Performance Indicators:
Active Customers:(1)
Average Monthly Active Customers
Mortgage professionals	2,765	2,244	23%	2,527	9%
Real estate professionals	162	306	(47)%	187	(13)%
Active customers during the quarter
Mortgage professionals	4,760	3,540	34%	4,273	11%
Real estate professionals	320	591	(46)%	330	(3)%
Net new customers during the quarter(2)
Mortgage professionals	975	658	48%	874	12%
Real estate professionals	139	347	(60)%	181	(23)%
Sales personnel
Mortgage professionals	386	224	72%	326	18%
Real estate professionals	93	89	4%	99	(6)%
Consumers	244	213	15%	242	1%

(1)	Active customers are defined as customers who funded at least one loan during the period.

(2)	Net new customers are the number of new customers signed up during the period less those terminated.

Loan Sales

      The Company sold $8.9 billion and $6.7 billion of loans during the three months ended September 30, 2004 and 2003, respectively, and $21.5 billion and $18.5 billion for the nine months ended September 30, 2004 and 2003, respectively. The Company’s gain on sale of loans of $98.1 million and $247.8 million for the three and the nine months ended September 30, 2004, respectively, are reflected net of the SAB No. 105 impact of $5.1 million and $57.3 million, respectively, as well as the effect of the allocation of a portion of the purchase price of Financial Freedom to loans held for sale and the loan application pipeline totaling $6.0 million during the third quarter of 2004, which effectively decreases gain on sale of loans when the related loans are sold. Excluding these two items, the gain on sale of loans would have been $109.2 million for the three months ended September 30, 2004, compared to $121.5 million for the same period in 2003, reflecting a 10% decrease, and $311.1 million for the nine months ended September 30, 2004 compared to $307.4 million for the nine months ended 2003. The decrease in gain on sale of loans for the three months ended September 30, 2004, is primarily due to 33% decline in profit margin, partially offset by the increase in the volume of loans sold. Our profit margin has been negatively impacted by the change in our product mix to more hybrid and ARM loans, the shift in our channel mix to lower margin conduit and correspondent channels, a reversal of pipeline hedge results from an outperformance in the second quarter of 2004 to an underperformance in the third quarter of 2004, as well as the impacts of competition and volatile interest rates.

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

      Generally, prudent mortgage bankers will choose a strategy that falls within the boundaries of the above extremes. IndyMac tends to utilize instruments such as forward sale agreements whose change in value as interest rates change is expected to offset the change in value of its underlying mortgage pipeline based on expected closing ratios. Utilizing this strategy, IndyMac focuses on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors such as product type, origination channels, progress or “status” of transactions, as well as changes in market interest rates since IndyMac committed a rate to the borrower (“rate lock commitments”), the Company seeks to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, the Company has been able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments. Companies with lower coverage ratios may tend to follow the market increasing their hedge costs and reducing their profit margins as interest rates rise. In comparing financial results, investors should be aware of the varying results that can be achieved under different hedge strategies.

      The following tables illustrate the impact of the Company’s pipeline hedging activities:

	Three Months Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2004	2003	Change	2004	Change

	(Dollars in millions)
Gross gain on mortgage loan sales(1)	$168	$40	320%	$54	211%
Gross margin before hedging	1.88%	0.60%	213%	0.71%	165%
Hedging (losses) gains	$(59)	$81	(173)%	$64	(192)%
Net gains on sale(1)	$109	$121	(10)%	$118	(8)%
Net margin after hedging(1)	1.22%	1.82%	(33)%	1.55%	(21)%

(1)	The gain on mortgage loan sales for the three months ended September 30, 2004 excludes the $5.1 million before-tax SAB No. 105 and $6.0 million before-tax purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $98.1 million for the three months ended September 30, 2004 representing a net margin after hedging of 1.10%. The gain on mortgage loan sales for the three months ended June 30, 2004 excludes the $52.2 million SAB No. 105 adjustment. The GAAP gain on mortgage loan sales for the second quarter of 2004 was $66.1 million, representing a net margin of 1.20%.

	Nine Months Ended

	September 30,	September 30,	Percent
	2004	2003	Change

	(Dollars in millions)
Gross gain on mortgage loan sales(1)	$349	$322	8%
Gross margin before hedging	1.63%	1.74%	(6)%
Hedging losses	$(38)	$(14)	171%
Net gains on sale(1)	$311	$307	1%
Net margin after hedging(1)	1.45%	1.66%	(13)%

(1)	The gain on mortgage loan sales for the nine months ended September 30, 2004 excludes the $57.3 million before-tax SAB No. 105 and $6.0 million purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales reported was $247.8 million for the nine months ended September 30, 2004. The GAAP net margin after hedging was 1.16% for the nine months ended September 30, 2004.

      During the quarter ended September 30, 2004, the Company’s pipeline hedging activities resulted in hedging losses of $58.7 million compared to hedging gains of $81.4 million for the quarter ended September 30, 2003. The hedging losses in the third quarter of 2004 were primarily the result of a decline in interest rates. However, losses were slightly higher than anticipated due to increased rate lock fall-out in selected channels and mismatches in basis, which occurred in hedging hybrid ARM and subprime loans.

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

      The following two tables present the gain on sale margins by product type (including hedges) for the quarters ended September 30, 2004 and 2003, and June 30, 2004, and for the nine months ended September 30, 2004 and 2003:

	Three Months Ended

	September 30, 2004			September 30, 2003			June 30, 2004

Gain on Sale Margins by	Amount	Gain on		Amount	Gain on		Amount	Gain on
Product Type(1)	Sold	Sale	Margin	Sold	Sale	Margin	Sold	Sale	Margin

	(Dollars in millions)
Alt-A and Jumbo	$7,266	$74.2	1.03%	$4,155	$79.2	1.90%	$5,938	$88.0	1.48%
Agency conforming	380	2.3	0.62%	1,864	22.8	1.22%	924	6.4	0.69%
Reverse mortgages	371	10.2	2.75%	—	—	—	—	—	—
Subprime	908	21.7	2.39%	444	12.5	2.81%	476	13.2	2.77%
Consumer lot loans	—	—	—	—	—	—	192	8.2	4.27%
Loans acquired through clean-up calls	15	0.7	4.61%	212	7.0	3.30%	108	2.5	2.31%

Total gain on sale of loans(1)	$8,940	$109.1	1.22%	$6,675	$121.5	1.82%	$7,638	$118.3	1.55%

(1)	The gain on mortgage loan sales for the three months ended September 30, 2004 excludes the $5.1 million before-tax SAB No. 105 and $6.0 million before-tax purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $98.1 million for the three months ended September 30, 2004 representing a net margin after hedging of 1.10%. The gain on mortgage loan sales for the three months ended June 30, 2004 excludes the $52.2 million SAB No. 105 adjustment. The GAAP gain on mortgage loan sales was $66.1 million, representing a net margin of 1.20%.

	Nine Months Ended

	September 30, 2004			September 30, 2003

Gain on Sale Margins by	Amount	Gain on		Amount	Gain on
Product Type(1)	Sold	Sale	Margin	Sold	Sale	Margin

	(Dollars in millions)
Alt-A and Jumbo	$16,668	$216.1	1.30%	$12,283	$208.3	1.70%
Agency conforming	2,029	15.2	0.75%	4,995	58.1	1.16%
Reverse mortgages	371	10.2	2.75%	—	—	—
Subprime	1,810	49.8	2.75%	708	19.1	2.70%
Consumer Lot Loans	192	8.2	4.29%	—	—	—
Loans acquired through clean-up calls	416	11.6	2.79%	549	21.9	3.99%

Total gain on sale of loans(1)	$21,486	$311.1	1.45%	$18,535	$307.4	1.66%

(1)	The gain on mortgage loan sales for the nine months ended September 30, 2004 excludes the $57.3 million before-tax SAB No. 105 and $6.0 million purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales reported was $247.8 million for the nine months ended September 30, 2004. The GAAP net margin after hedging was 1.16% for the nine months ended September 30, 2004.

      The gain on sale margins declined on the Alt-A and agency conforming products during the third quarter 2004. The decline in Alt-A and Jumbo margins was caused by a shift in origination channel mix, including an increase in loans funded through the conduit and correspondent channels, a shift to adjustable rate products and competitive pricing pressure. In addition, our pipeline hedge underperformed in the third quarter after outperforming in the second quarter 2004. In the third quarter of 2004, 74% of loans originated were adjustable rate compared to 61% in the second quarter of 2004, and 76% of the loans sold in the third quarter were ARM loans, compared to 60% in the quarter ended June 30, 2004. The demand for the ARM market is somewhat less than the demand for the fixed rate agency and non-agency markets.

      In addition to the gain on sale, IndyMac earns spread and fee income on its mortgage loans held for sale. It is important to look at the entire mortgage banking revenue stream in evaluating performance, as these components may vary in differing interest rate environments, and due to product/channel mixes, and loan sale strategies. The following table depicts the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on sale of loans, net interest income, and fee income by the amount of loans sold:

	Three Months Ended

	September 30,	% of loans	September 30,	% of loans	June 30,	% of loans
	2004	sold	2003	sold	2004	sold

	(Dollars in thousands)
Gain on sale of loans(1)	$109,156	1.22%	$121,498	1.82%	$118,307	1.55%
Net interest income	40,544	0.45%	50,815	0.76%	50,809	0.67%
Fee income	14,300	0.16%	18,009	0.27%	14,786	0.19%

Total mortgage banking revenue	$164,000	1.83%	$190,322	2.85%	$183,902	2.41%

Loans sold	$8,940,648		$6,674,915		$7,638,446

(1)	The gain on mortgage loan sales for the three months ended September 30, 2004 excludes the $5.1 million SAB No. 105 and $6.0 million purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $98.1 million for the three months ended September 30, 2004 representing a net margin after hedging of 1.10%. The gain on mortgage loan sales for the three months ended June 30, 2004 excludes the $52.2 million SAB No. 105 adjustment. The GAAP gain on mortgage loan sales was $66.1 million, representing a net margin of 1.20%.

	Nine Months Ended

	September 30,	% of loans	September 30,	% of loans
	2004	sold	2003	sold

	(Dollars in thousands)
Gain on sale of loans(1)	$311,131	1.45%	$307,428	1.66%
Net interest income	133,153	0.62%	127,848	0.69%
Fee income	41,193	0.19%	50,807	0.27%

Total mortgage banking revenue	$485,477	2.26%	$486,083	2.62%

Loans sold	$21,485,818		$18,534,523

(1)	The gain on mortgage loan sales for the nine months ended September 30, 2004 excludes the $57.3 million before-tax SAB No. 105 and $6.0 million purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales reported was $247.8 million for the nine months ended September 30, 2004. The GAAP net margin after hedging was 1.16% for the nine months ended September 30, 2004.

      Total mortgage banking revenue decreased by $26.3 million compared to the quarter ended September 30, 2003 primarily due to decreases in gain on sale of loans, net interest income and fee income. The decline in gain on sale margins during the third quarter of 2004 was caused by a shift in origination channel mix, including an increase in loans funded through the conduit and correspondent channels, a shift to adjustable rate products and competitive pricing pressure. In addition, our pipeline hedge underperformed in the third quarter after outperforming in the second quarter 2004. Our net interest income was also negatively impacted by the shift to ARMs from the third quarter of 2003, which reduced spread. The fee income decreased due to change in channel mix from retail to more correspondent/conduit volume.

      Total mortgage banking revenue of $485.5 million for the nine months ended September 30, 2004, was comparable to $486.1 million for the nine months ended September 30, 2003.

      The following table shows the various channels through which loans were distributed.

	Three Months Ended

	September 30,	Distribution	September 30,	Distribution	June 30,	Distribution
	2004	Percentages	2003	Percentages	2004	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$1,495	15%	$4,170	53%	$2,249	25%
Private-label securitizations	6,445	67%	1,672	21%	3,845	43%
Whole loan sales	1,001	10%	833	11%	1,544	17%

Subtotal sales	8,941	92%	6,675	85%	7,638	86%
Investment portfolio acquisitions(2)	807	8%	1,223	15%	1,236	14%

Total loan distribution	$9,748	100%	$7,898	100%	$8,874	100%

	Nine Months Ended

	September 30,	Distribution	September 30,	Distribution
	2004	Percentages	2003	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$6,048	25%	$11,093	53%
Private-label securitizations	11,376	48%	4,760	22%
Whole loan sales	4,062	17%	2,682	13%

Subtotal sales	21,486	91%	18,535	88%
Investment portfolio acquisitions(2)	2,238	9%	2,423	12%

Total loan distribution	$23,724	100%	$20,958	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.

      Loan sales to government-sponsored enterprises (“GSEs”) dropped to 19% of total sales for the quarter ended September 30, 2004 compared to 53% for the same period a year ago and 25% for the previous quarter ended June 30, 2004. The increase in the amount of adjustable rate mortgages sold resulted in a higher percentage of loans being sold in private-label securitizations.

      In conjunction with the sale of mortgage loans in private-label securitizations and GSEs transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only strips, investment-grade securities, non-investment grade securities and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $109.2 million in gain on sale of loans earned during the three months ended September 30, 2004 included the retention of $182.7 million of servicing-related assets, $2.3 million of other investment-grade securities and $35.6 million of non-investment grade securities. The Bank also sold $28.6 million in assets retained from previous securitizations at a net gain of $2.2 million. During the three months ended September 30, 2004, assets previously retained generated cash flows of $64.2 million. More information on the valuation assumptions related to IndyMac’s retained assets can be found under the heading, “Investing Activities Valuation of Servicing-Related Assets,” below.

INVESTING AND HELOC ACTIVITIES

      The following table details the assets associated with our investing and HELOC activities as of September 30, 2004, and December 31, 2003:

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
Loans held for investment:
SFR mortgage	$4,550,156	$4,945,439
Consumer construction	1,383,147	1,145,526
Builder construction	565,381	484,397
HELOC	48,299	711,494
Land and other mortgage	191,606	126,044
Income property	7,201	36,285

Total — loans held for investment	6,745,790	7,449,185

Mortgage-backed securities, U.S. Treasury securities and agency notes:
Trading securities:
AAA-rated and agency interest-only strips	145,556	148,275
AAA-rated principal-only securities	18,564	8,518
Other investment grade securities	9,155	8,922
Other non-investment grade securities	367	1,760
Non-investment grade residual securities	62,065	56,157

Subtotal — trading securities	235,707	223,632

Available for sale securities:
U.S. Treasury securities and agency notes	—	143,689
AAA-rated non-agency securities	3,146,437	1,407,984
AAA-rated agency securities	16,405	25,193
Other investment grade securities	72,735	26,926
Other non-investment grade securities	56,191	10,182
Non-investment grade HELOC residual securities	51,056	—

Subtotal — available for sale securities	3,342,824	1,613,974

Total mortgage-backed securities, U.S. Treasury securities and agency notes	3,578,531	1,837,606

Mortgage servicing rights	551,811	443,688

Total	$10,876,132	$9,730,479

Percentage of securities portfolio rated investment grade	95%	96%
Percentage of securities portfolio rated AAA	93%	94%

      Our HELOC loans held for investment decreased by $663.2 million from December 31, 2003, to September 30, 2004, primarily due to the recharacterization of nearly $1 billion of HELOCs into mortgage-backed securities via two separate on-balance sheet securitizations during 2004. Similarly, our AAA-rated non-agency securities increased from $1.4 billion at December 31, 2003, to $3.1 billion at September 30, 2004, resulting from the recharacterization of the $1 billion of HELOCs from loans to securities as previously noted and the reclassification of $516.5 million of SFR mortgage loans that were securitized with retention of $353.0 million as mortgage-backed securities available for sale during the first quarter of 2004. Refer to the

“Investing Activities” and the “HELOC Portfolio” sections below for further discussions on SFR mortgage and HELOC securitizations.

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

      The following table shows average annualized net returns for all of our investing and HELOC activities, which are calculated by dividing the sum of net interest income after allocated interest expense (see “Note 5 — Segment Reporting” in the accompanying notes to the consolidated financial statements for further information on our method of allocating interest expense to the operating segments) and provision for loan losses, service fee income and related net gains or losses by the average balance of investment assets. Service fee income includes gross service fee income, amortization of MSRs, valuation adjustments and net hedging gains and losses. Gross service fee income includes reinvestment income, prepayment and late fee income net of compensating interest paid to borrowers and investors in addition to the contractual servicing fees.

	Three Months Ended

	September 30,	September 30,
	2004	2003	June 30, 2004

	(Dollars in thousands)
Net interest income after provision for loan losses	$61,788	$32,575	$57,992
Service fee gain (loss)	8,742	(11,113)	(27,807)
Loss on mortgage-backed securities, net	(9,438)	(8,647)	(3,414)
Other income	5,629	3,007	5,338
Average balance of interest-earning assets and MSRs	$10,999,786	$7,102,768	$10,493,236
Investing activities’ return on interest-earning assets and MSRs (annualized)	2.41%	0.88%	1.23%

	Nine Months Ended

	September 30,	September 30,
	2004	2003

	(Dollars in thousands)
Net interest income after provision for loan losses	$177,058	$90,641
Service fee (loss)	(22,209)	(10,130)
Loss on mortgage-backed securities, net	(17,839)	(24,816)
Other income	14,971	8,219
Average balance of interest-earning assets and MSRs	$10,429,662	$6,673,305
Investing activities’ return on interest-earning assets and MSRs (annualized)	1.95%	1.28%

INVESTING ACTIVITIES

      IndyMac’s investing activities complement the mortgage banking activities and serve to diversify IndyMac’s revenue stream through its investments in SFR mortgage loans, mortgage-backed securities and servicing-related assets.

      Our investments in prime SFR loans, mortgage-backed securities and mortgage loan servicing-related assets help to provide stable earnings in periods when mortgage banking revenues decline. Should loan production and or margins decline due to factors such as increasing interest rates, the value and fee income of the MSRs generally rises, as there is less incentive for borrowers to refinance at a higher interest rate. Similarly, when loan production increases, the value of the MSRs and the associated income streams generally decrease. We believe this serves to stabilize the Company’s revenue stream through increased interest and servicing fee income when production slows.

      In addition to the investments in SFR mortgage loans, mortgage-backed securities and servicing-related assets, certain investing activities through investments in construction loans and HELOCs also take place in Specialty Products Divisions.

SFR Mortgage Loans Held for Investment

      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its investing activities relative to its mortgage banking activities, which tend to be more cyclical. The Company added $2.2 billion of mortgage loans in accordance with this strategy during the nine months ended September 30, 2004; however, the portfolio actually declined relative to December 31, 2003. The decline was the result of the Company’s decision to sell approximately $1.5 billion of loans and to recharacterize approximately $516.5 million of loans as securities in line with overall balance sheet management objectives during the nine months ended September 30, 2004. The Company plans to continue to securitize portions of its SFR mortgage loans held for investment periodically, with the intent to retain most of the securities, to optimize return on equity, reduce hedging costs and enhance the liquidity of the loan portfolio. The following table shows the composition of the portfolio as of September 30, 2004, and December 31, 2003, and relevant credit quality characteristics at September 30, 2004, and December 31, 2003.

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,550,156	$4,945,439
Average loan size	$306	$286
Non-performing loans as a percentage of SFR loans	0.36%	0.38%
Estimated average life in years(1)	2.5	3.1
Estimated average duration in years(2)	1.6	1.4
Yield	4.33%	4.63%
Fixed-rate mortgages	8%	6%
Adjustable-rate mortgages	16%	39%
Hybrid adjustable-rate mortgages	76%	55%

	September 30,	December 31,
	2004	2003
Additional Information as of September 30, 2004 and December 31, 2003
Average FICO score(3)	717	707
Average loan to value ratio	72%	73%
Geographic distribution:
Southern California	32%	39%
Northern California	20%	22%
Michigan	6%	3%
New York	4%	4%
Florida	4%	3%
Georgia	3%	2%
New Jersey	2%	2%
Colorado	2%	2%
Washington	2%	2%
Other (each individually less than 2%)	25%	21%

Total	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average duration measures the expected change in the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

Mortgage-Backed Securities, U.S. Treasury Securities and Agency Notes

      The Company’s portfolio of mortgage-backed securities, U.S. Treasury securities and agency notes totaled $3.6 billion and $1.8 billion at September 30, 2004, and December 31, 2003, respectively. These securities are recorded at fair value. The Company invests in high quality mortgage-backed securities to provide net interest income. At September 30, 2004, 93% of the portfolio was rated AAA with an expected weighted-average life of 3.1 years. U.S. Treasury securities are purchased to hedge the interest rate risk associated with servicing-related assets, among other types of investments. AAA-rated principal-only securities are retained from securitizations or purchased in the secondary market to hedge servicing-related assets.

      The fair value of other investment grade and non-investment grade securities by credit rating as of September 30, 2004, and December 31, 2003, follows:

	September 30, 2004				December 31, 2003

		Premium
	Current	(Discount)
	Face	To Face	Amortized	Fair
	Value	Value	Cost	Value	Fair Value

	(In thousands)
Investment grade mortgage-backed securities:
AAA	$—	$—	$—	$—	$8,001
AA	31,158	12	31,170	31,013	—
A	280	(21)	259	262	—
BBB	32,945	(2,098)	30,847	32,073	24,198
BBB-	19,550	(1,670)	17,880	18,543	3,649

Total other investment grade mortgage-backed securities	$83,933	$(3,777)	$80,156	$81,891	$35,848

Non-investment grade mortgage-backed securities:
BB	$43,366	$(7,367)	$35,999	$36,885	$7,896
B	26,317	(17,288)	9,029	9,220	186
Other	21,438	(19,762)	1,676	1,805	3,860

Total other non-investment grade mortgage-backed securities	$91,121	$(44,417)	$46,704	$47,910	$11,942

      At September 30, 2004, of the total other investment grade and non-investment grade mortgage-backed securities, $96.8 million was collateralized by prime loans, $32.6 million by subprime loans and $0.4 million by manufactured housing loans.

Mortgage Servicing and Mortgage Servicing Rights

      In addition to its own loans, IndyMac serviced $44.5 billion of mortgage loans owned by others at September 30, 2004, with a weighted average coupon of 5.74%. In comparison, IndyMac serviced $30.8 billion of mortgage loans owned by others at December 31, 2003, with a weighted average coupon of 6.53%. The table below shows the activity in the servicing portfolios during the quarter and nine months ended September 30, 2004.

	Servicing Portfolio

	Three Months	Nine months
	Ended	Ended
	September 30, 2004	September 30, 2004

	(Dollars in millions)
Unpaid principal balance at beginning of period	$34,618	$30,774
Additions from Financial Freedom	4,280	4,280
Additions from normal operations	8,768	20,530
Clean-up calls exercised	(298)	(1,289)
Loan payments and prepayments	(2,867)	(9,794)

Unpaid principal balance at September 30, 2004	$44,501	$44,501

      The capitalized value of MSRs totaled $551.8 million as of September 30, 2004, and $443.7 million as of December 31, 2003, reflecting an increase of $108.1 million. The table below shows the activity in MSRs.

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2004	2003	2004	2004	2003

	(Dollars in thousands)
Balance at beginning of period	$493,876	$335,727	$414,358	$443,688	$300,539
Additions from Financial Freedom	45,254	—	—	45,254	—
Additions from normal operations	108,155	98,928	92,190	250,703	240,402
Transfers to AAA-rated agency interest-only securities	—	(29,499)	(14,293)	(13,898)	(47,311)
Clean-up calls exercised	(2,425)	(2,546)	(8,226)	(14,441)	(6,502)
Amortization	(38,848)	(22,559)	(38,747)	(100,455)	(65,541)
Valuation/impairment	(54,201)	26,866	48,594	(59,040)	(14,670)

Balance at end of period	$551,811	$406,917	$493,876	$551,811	$406,917

      Although we have been hedging our MSRs on an economic basis, we elected not to designate fair value hedge accounting on MSRs prior to January 1, 2004, and they were carried at the lower of the initial carrying value, adjusted for amortization, or fair value. On January 1, 2004, we started to designate fair value hedges on certain selected tranches of MSRs. The changes in the fair value of the designated MSRs, and the fair value of the designated hedges, are recorded through income, if the hedging relationships are proven to be effective under the provisions of SFAS No. 133.

      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are validated quarterly by third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings; however, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance. During the quarter ended September 30, 2004, we recorded a negative valuation adjustment of $54.2 million due primarily to an increase in expected prepayments on our servicing portfolio as the 10-year Treasury rate declined during the quarter. As of September 30, 2004, the valuation allowance on MSRs totaled $93.8 million.

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

      A summary of the activity in the AAA-rated and agency interest-only strips and residual securities portfolios for the three and nine months ended September 30, 2004 and 2003, and for the three months ended June 30, 2004, follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2004	2003	2004	2004	2003

	(Dollars in thousands)
AAA-rated and agency interest-only strips
Beginning balance	$166,799	$135,264	$153,460	$148,275	$187,060
Retained investments from securitizations	16,170	11,065	13,180	65,522	36,498
Transfer from MSRs	—	29,499	14,293	13,898	47,311
Sales(1)	—	—	(15,171)	(15,171)	—
Clean-up calls exercised	(710)	(7,272)	(1,655)	(3,516)	(26,397)
Cash received, net of accretion	(10,249)	(12,496)	(12,240)	(34,689)	(40,196)
Valuation gains (losses) before hedges	(26,454)	(802)	14,932	(28,763)	(49,018)

Ending balance	$145,556	$155,258	$166,799	$145,556	$155,258

Residual securities
Beginning balance	$72,632	$66,031	$61,324	$56,157	$78,740
Retained investments from securitizations	37,634	3,935	11,827	65,968	18,673
Sales	—	—	—	—	(10,525)
Clean-up calls exercised	—	—	—	159	—
Cash received, net of accretion	154	(8,185)	(3,706)	(14,801)	(21,239)
Valuation gains (losses) before hedges	2,701	(7,038)	3,187	5,638	(10,906)

Ending balance	$113,121	$54,743	$72,632	$113,121	$54,743

(1)	Represents the AAA-rated interest-only security that was created during the second quarter in connection with a private-label securitization transaction and subsequently sold in the third quarter.

Valuation of Servicing-Related Assets

      MSRs, AAA-rated and agency interest-only strips and residual securities are recorded at fair market value. MSRs, except for certain tranches for which we have applied hedge accounting, are further subject to the lower of cost or market limitations. Relevant information and assumptions used to value the Company’s servicing related assets and residual securities at September 30, 2004, June 30, 2004, and December 31, 2003 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(2)

	(Dollars in thousands)
September 30, 2004
MSRs(1)	$551,811	$44,501,086	5.74%	0.35%	24.3%	3.57	20.0%	19.5%	11.0%	N/A

AAA-rated/agency interest- only strips	$145,556	$18,128,933	6.51%	0.37%	34.5%	2.17	18.6%	27.6%	10.3%	N/A

Prime residual securities	$20,275	$2,143,806	6.84%	2.22%	49.9%	0.43	38.7%	38.6%	16.8%	0.3%
Subprime residual securities	41,790	$2,181,505	7.66%	4.25%	34.0%	0.45	32.4%	21.3%	24.3%	2.5%
HELOC residual securities	51,056	$1,019,759	5.95%	3.35%	40.8%	1.49	41.0%	41.0%	19.0%	1.2%

Total non-investment grade residual securities	$113,121

June 30, 2004
MSRs	$493,876	$34,618,427	6.15%	0.32%	35.6%	4.46	16.2%	15.9%	11.4%	N/A

AAA-rated/agency interest- only strips	$166,799	$16,280,985	6.55%	0.38%	43.0%	2.70	16.7%	23.3%	10.8%	N/A

Prime residual securities	$20,059	$2,320,207	6.88%	2.31%	63.5%	0.37	32.2%	37.3%	16.9%	0.5%
Subprime residual securities	29,476	$1,337,460	8.06%	4.56%	42.8%	0.48	32.4%	27.3%	23.8%	2.3%
HELOC residual securities	23,098	$506,419	5.76%	3.80%	34.8%	1.20	45.0%	45.0%	19.0%	1.3%
Total non-investment grade residual securities	$72,633

December 31, 2003
MSRs	$443,688	$30,773,545	6.53%	0.32%	31.0%	4.51	16.8%	31.5%	10.0%	N/A

AAA-rated/agency interest- only strips	$148,275	$14,740,915	6.90%	0.38%	34.0%	2.65	17.2%	35.5%	9.8%	N/A

Prime residual securities	$23,518	$2,406,030	7.00%	1.48%	60.0%	0.66	26.3%	36.0%	15.8%	0.5%
Subprime residual securities	32,639	$1,286,694	8.65%	4.34%	38.4%	0.58	33.4%	32.9%	23.6%	2.3%
Total non-investment grade residual securities	$56,157

(1)	Financial Freedom added a total of $4.2 billion to our MSR servicing portfolio with related servicing assets of $43.4 million at September 30, 2004.

(2)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.11%, 1.21% and 0.00% for prime, subprime and HELOC residuals, respectively, at September 30, 2004.

      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only strips, we project prepayment rates using an industry standard prepayment model. The model considers key factors such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/ swap curve as well as collateral specific current coupon information.

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

      The lifetime prepayment speed assumptions incorporate expectations of future rates implied by the market forward LIBOR/ swap curve. In contrast, the refinance incentive reflected in short term prepayment speeds incorporates recent actual mortgage current coupon information and generally will be higher than lifetime speeds due to aging and burnout effects of the portfolio. In response to the decline in 10-year Treasury rates, the short-term prepayment speeds as well as the lifetime prepayment speeds assumptions have generally increased from that of the second quarter of 2004, except for the subprime and HELOC residuals which are not as interest rate sensitive. The decrease in the short term prepayment speed assumptions for the subprime portfolio was due to a substantial amount of new subprime residuals. As the underlying pool of loans become seasoned, the prepayment speeds are expected to ramp up which results in higher lifetime prepayment speed assumptions.

Hedging Interest Rate Risk on Servicing-Related Assets

      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only strips, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our Investing Divisions are responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Asset and Liability Committee (“ALCO”), management level Enterprise Risk Management group (“ERM”), and our Board of Directors-level ALCO.

      The objective of our hedging strategy is to mitigate the impact of changes in interest rates on the net economic value of the balance sheet and quarterly earnings, not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and our servicing portfolio retention efforts. Historically, we have hedged servicing-related assets using a mix of securities on our balance sheet, such as AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, as well as derivatives such as futures, floors, interest rate swaps, or options. Last year, clean-up call revenues and retention programs also were added to our overall servicing asset management program. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the above instruments designed to correlate well with the hedged servicing assets and our anticipated servicing retention rates.

      We recorded a negative $54.2 million valuation adjustment to decrease our mortgage servicing asset during the third quarter of 2004 as a result of decreasing long-term interest rates; however, this decrease was more than offset by gains of $64.1 million on our related hedging instruments. Prepayment speeds experienced in the portfolio during the third quarter were faster than projected by our industry-standard prepayment model, as rates decreased during the quarter resulting in significantly higher levels of prepayments than anticipated. However, our hedges effectively mitigated the losses on hedged assets.

      Our portfolio retention activities contributed to the increased prepayments during the quarter. The positive benefits of these activities are reflected in our segment results and in the table on page 43, as these benefits are realized in higher net interest income and gain on sale results. In line with our expectations, we have observed a slowing of prepayment speeds more recently, and as a result, we currently expect continued improved performance in our servicing segment in the fourth quarter of 2004.

      The following table breaks out the components of service fee income/ expense and the net loss on mortgage-backed securities.

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2004	2003	2004	2004	2003

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$37,686	$28,007	$29,879	$95,645	$77,574
Amortization	(38,848)	(22,559)	(38,747)	(100,455)	(65,541)

Service fee (expense) income, net of amortization	(1,162)	5,448	(8,868)	(4,810)	12,033
Valuation adjustments on MSRs	(54,201)	26,866	48,594	(59,040)	(14,670)
Hedge (loss) gain on MSRs	64,105	(43,427)	(67,533)	41,641	(7,493)

Total service fee (expense) income	$8,742	$(11,113)	$(27,807)	$(22,209)	$(10,130)

Net loss on securities:
Realized gain on available for sale securities	$2,412	$—	$631	$3,943	$2,022
Impairment on available for sale securities	(647)	(745)	(565)	(1,313)	(2,135)
Unrealized gain (loss) on AAA-rated and agency interest-only and residual securities	(23,753)	(7,840)	18,119	(23,126)	(59,924)
Net (loss) gain on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	12,550	(62)	(21,599)	2,657	35,221

Total loss on mortgage-backed securities, net	$(9,438)	$(8,647)	$(3,414)	$(17,839)	$(24,816)

Total Clean-Up Call and Retention Program Income	$10,122	$25,196	$17,199	$48,513	$52,183

      The income from the clean-up call and retention programs is recognized as a component of gain on sale and net interest income in the Investing Divisions’ mortgage banking activities. As shown in our segment results on page 43, the effect of the clean-up call and retention program activities allowed the mortgage servicing business to generate positive returns during the historical refinance boom periods, with the exception of the past two quarters.

      The income from the clean-up call and retention programs totaled $10.1 million during the third quarter of 2004, a decrease of $7.1 million compared to the quarter ended June 30, 2004. The reduction is primarily due to the decrease in net interest income as the remaining clean-up call loans and loans acquired through retention programs had lower weighted average coupon rates.

      As master servicer for our various securitizations, we maintain the right to call selected transactions when the outstanding loan balances in the securitization trust decline to a specified level, typically 10% of the original collateral balance. During the quarter ended September 30, 2004, we sold approximately $22.7 million of called loans with a pretax gain of $0.7 million. We expect to exercise our option to call additional loans of approximately $161.2 million during the remainder of 2004, the exact timing and amount of which is dependent upon the future interest rate environment and borrower prepayment behavior.

      Mortgage loan servicing provides a key advantage to mortgage originators in a declining interest rate environment, as there is an existing base of customers that could potentially be in the market for a refinance mortgage. The gains from providing a new mortgage to an existing customer serve to mitigate the decline in value of the mortgage servicing asset for the early prepayment of the original loan. Prior to the third quarter of 2003, servicing referrals and direct marketing to IndyMac’s servicing customers was performed by the Web & Direct Mail segment. IndyMac began to transition this customer retention activity to the mortgage servicing segment beginning in the third quarter of last year and expects to complete the transition by the end of year 2004. In order to evaluate the overall profitability of the servicing segment, we believe it is important to view the profitability including all of the retention activities performed at the Company, both by the consumer direct segment and the mortgage servicing segment.

      When looked at as a whole, the retention activities significantly enhance the servicing returns. The second quarter of 2004 was the only quarter in which IndyMac suffered a loss in its servicing activities net of the retention profits. The table below shows the total return on servicing and retained assets including an estimate of the consumer direct retention profits.

	Three Months Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2004	2003	Change	2004	Change

	(Dollars in thousands)
Net revenues:
Servicing-related assets segment	$10,703	$11,572	(8)%	$(9,869)	208%
Web & Direct Mail servicing retention revenue	3,353	23,791	(86)%	10,018	(67)%

Total net revenues	14,056	35,363	(60)%	149	9334%
Operating expenses:
Servicing-related assets segment	10,725	9,934	8%	11,278	(5)%
Web & Direct Mail servicing retention expenses	1,634	11,023	(85)%	4,838	(66)%

Total operating expenses	12,359	20,957	(41)%	16,116	(23)%
Earnings before tax	1,697	14,406	(88)%	(15,967)	111%

Net earnings	$1,027	$8,716	(88)%	$(9,660)	111%

Average capital allocated:
Servicing-related assets segment	$226,674	$196,584	15%	$205,192	10%
Web & Direct Mail servicing retention revenue	6,809	15,310	(56)%	6,719	1%

Total average capital	$233,483	$211,894	10%	$211,911	10%

ROE	2%	16%	(88)%	(18)%	111%

Construction Lending

      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9 to 12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase. These loans are typically fixed-rate loans. When the loan converts to permanent status the loan is transferred into the Company’s pipeline of mortgage loans held for sale. Consumer construction loan originations grew 6% from the second quarter of 2004 and 28% over the same quarter of 2003, as we continue to take advantage of the strong “new home” purchase market. Overall, the Consumer Construction group is one of the largest custom residential construction lenders in the nation.

Consumer construction loans outstanding at September 30, 2004, were $1.4 billion, up 21% compared to the amount at December 31, 2003.

      Builder construction loans are typically based on the prime rate. During the third quarter of 2004, we entered into new tract construction commitments of $265.9 million, up 78%, or $116.6 million, from the third quarter of 2003. Builder loans outstanding at September 30, 2004, including construction and land and other mortgage loans, totaled $752.8 million, a $147.7 million, or 24% increase compared to December 31, 2003. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the underlying real estate.

      The following tables present further information on our construction loan portfolios.

	As of

	September 30, 2004		December 31, 2003

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Construction loans	$1,383,147	$565,381	$1,145,526	$484,397
Land and other mortgage loans	$157,161	$187,422	$87,045	$120,751
Outstanding commitments	$2,574,651	$1,483,282	$2,091,853	$1,120,893
Average construction loan commitment	$373	$2,296	$391	$3,046
Non-performing loans	0.65%	2.04%	0.78%	1.60%
Yield	5.64%	6.62%	5.81%	6.63%
Fixed-rate loans	91%	0%	94%	1%
Adjustable-rate loans	9%	98%	6%	97%
Hybrid adjustable-rate loans	0%	2%	0%	2%

Additional Information as of September 30, 2004

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan-to-value ratio(1)	74%		69%
Average FICO score(2)	707		N/A
Geographic distribution
Southern California	29%	Southern California	43%
Northern California	18%	Northern California	21%
Hawaii	6%	Illinois	13%
New York	5%	Florida	5%
Florida	5%	Massachusetts	4%
Washington	3%	Nevada	2%
Colorado	3%
Georgia	2%
Connecticut	2%
Illinois	2%
Michigan	2%
Nevada	2%
New Jersey	2%
North Carolina	2%
Other (each individually less than 2%)	17%	Other (each individually less than 2%)	12%

Total Consumer Construction	100%	Total Builder Construction	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at September 30, 2004.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.

      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 50.

HELOC Portfolio

      The HELOC portfolio grew 111% during the nine months ended September 30, 2004, from $711.5 million at December 31, 2003, to $1.5 billion at September 30, 2004, including the HELOC securitized servicing portfolio. The HELOC production was largely from our internal and conduit channels. HELOC loans that we currently plan to sell or securitize are classified as held for sale.

      During 2004, the Company financed $1 billion in HELOC loans through two separate securitization transactions. The trusts issued AAA-rated asset-backed certificates that are guaranteed by a third party insurer. The Company pledged the certificates to secure $1 billion of nonrecourse debt. As a result of these transactions, the Company recharacterized the net book value of the HELOCs as securities available for sale and servicing rights. The nonrecourse notes are reflected in other borrowings. The Company recognized no gain or loss on these secured financing transactions. The primary objectives of these transactions were to (1) lower our cost of funds, (2) improve our liquidity profile, and (3) improve our risk profile through the use of bond insurance.

      The following table presents information on the combined HELOCs held for sale and held for investment as of and for the three months ended September 30, 2004, June 30, 2004, and December 31, 2003. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	September 30,	June 30,	December 31,
	2004	2004	2003

	(Dollars in thousands)
Outstanding balance	$519,788	$559,406	$711,494
Outstanding commitments(1)	$1,205,617	$1,095,532	$1,189,213
Average spread over prime	1.71%	1.99%	1.92%
Average FICO score	725	716	710
Average CLTV ratio(2)	75%	75%	77%

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
>= 96% &< = 100%	$74,811	$97	2.07%	730	0.36%
>= 91% &< = 95%	50,002	88	2.14%	722	0.61%
>= 81% &< = 90%	145,196	88	1.81%	712	1.41%
>= 71% &< = 80%	129,667	125	1.30%	722	0.79%
<= 70%	120,112	127	1.63%	738	0.07%

Total	$519,788	$108	1.71%	725	0.72%

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

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

	Three Months Ended

	September 30, 2004			September 30, 2003			June 30, 2004

	Average		Yield	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$3,042,119	$36,129	4.72%	$1,665,884	$20,437	4.87%	$2,877,174	$34,365	4.80%
Loans held for sale	5,608,086	72,927	5.17%	4,043,670	61,933	6.08%	5,282,806	69,395	5.28%
Mortgage loans held for investment	5,014,168	54,537	4.33%	3,473,840	37,767	4.31%	5,424,545	56,827	4.21%
Builder construction and income property	555,422	9,226	6.61%	549,544	8,977	6.48%	546,597	8,820	6.49%
Consumer construction	1,284,467	18,203	5.64%	1,009,016	15,592	6.13%	1,208,522	17,003	5.66%
Investment in Federal Home Loan Bank stock and other	357,996	3,981	4.42%	277,246	2,633	3.77%	329,231	3,898	4.76%

Total interest-earning assets	15,862,258	195,003	4.89%	11,019,200	147,339	5.30%	15,668,875	190,308	4.88%

Other	1,437,673			1,105,794			1,317,607

Total assets	$17,299,931			$12,124,994			$16,986,482

Interest-bearing deposits	$4,388,651	26,527	2.40%	$3,336,257	22,261	2.65%	$4,076,509	23,697	2.34%
Advances from Federal Home Loan Bank	5,922,663	37,660	2.53%	4,094,698	28,959	2.81%	5,775,468	33,919	2.36%
Other borrowings	4,769,125	30,226	2.52%	2,434,027	13,666	2.23%	4,800,920	25,714	2.15%

Total interest-bearing liabilities	15,080,439	94,413	2.49%	9,864,982	64,886	2.61%	14,652,897	83,330	2.29%

Other	1,006,430			1,289,642			1,206,297

Total liabilities	16,086,869			11,154,624			15,859,194
Stockholders’ equity	1,213,062			970,370			1,127,288

Total liabilities and stockholders’ equity	$17,299,931			$12,124,994			$16,986,482

Net interest income		$100,590			$82,453			$106,978

Net interest spread			2.40%			2.70%			2.59%

Net interest margin			2.52%			2.97%			2.75%

	Nine Months Ended

	September 30, 2004			September 30, 2003

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$2,674,920	$97,349	4.86%	$1,713,395	$57,508	4.49%
Loans held for sale	4,859,847	197,068	5.42%	3,459,452	159,595	6.17%
Mortgage loans held for investment	5,348,991	169,405	4.23%	3,135,760	110,930	4.73%
Builder construction and income property	536,229	26,086	6.50%	563,791	28,465	6.75%
Consumer construction	1,211,120	51,200	5.65%	915,998	44,627	6.51%
Investment in Federal Home Loan Bank stock and other	335,849	10,762	4.28%	234,355	6,887	3.93%

Total interest-earning assets	14,966,956	551,870	4.93%	10,022,751	408,012	5.44%

Other	1,311,306			991,042

Total assets	$16,278,262			$11,013,793

Interest-bearing deposits	$4,101,224	72,706	2.37%	$3,023,169	65,899	2.91%
Advances from Federal Home Loan Bank	5,635,089	102,499	2.43%	3,463,913	82,824	3.20%
Other borrowings	4,367,349	75,164	2.30%	2,507,798	46,297	2.47%

Total interest-bearing liabilities	14,103,662	250,369	2.37%	8,994,880	195,020	2.90%

Other	1,046,709			1,103,865

Total liabilities	15,150,371			10,098,745
Stockholders’ equity	1,127,891			915,048

Total liabilities and stockholders’ equity	$16,278,262			$11,013,793

Net interest income		$301,501			$212,992

Net interest spread			2.56%			2.54%

Net interest margin			2.69%			2.84%

      The net interest margin during the third quarter of 2004 was 2.52%, a decline from 2.75% for the second quarter 2004 and 2.97% for the third quarter of 2003. The margin decline quarter over quarter was primarily due to the 42 basis points increase in short term LIBOR rate which affected our cost of borrowings. Compared to the third quarter of 2003, the 45 basis points drop in net interest margin was primarily due to the change in the mix of our interest-earning assets to more adjustable rate mortgages, including 12-MAT loans that carry a lower yield in the initial period. Similarly, our net interest margin decreased 15 basis points to 2.69% for the nine months ended September 30, 2004 from 2.84% for the same period in 2003.

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

	Three Months Ended September 30, 2004 vs. 2003

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$16,781	$(598)	$(490)	$15,693
Loans held for sale	23,726	(9,206)	(3,525)	10,995
Mortgage loans held for investment	16,597	120	53	16,770
Builder construction and income property	71	176	2	249
Consumer construction	4,202	(1,255)	(338)	2,609
Investment in Federal Home Loan Bank stock and other	759	460	129	1,348

Total interest income	62,136	(10,303)	(4,169)	47,664
Interest expense Interest-bearing deposits	6,942	(2,040)	(635)	4,267
Advances from Federal Home Loan Bank	12,813	(2,851)	(1,261)	8,701
Other borrowings	11,148	2,646	2,765	16,559

Total interest expense	30,903	(2,245)	869	29,527

Net interest income	$31,233	$(8,058)	$(5,038)	$18,137

	Nine Months Ended September 30, 2004 vs. 2003

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income
Mortgage-backed securities	$32,355	$4,791	$2,695	$39,841
Loans held for sale	64,811	(19,442)	(7,896)	37,473
Mortgage loans held for investment	78,470	(11,712)	(8,283)	58,475
Builder construction and income property	(1,367)	(1,063)	51	(2,379)
Consumer construction	14,433	(5,939)	(1,921)	6,573
Investment in Federal Home Loan Bank stock and other	2,991	616	268	3,875

Total interest income	191,693	(32,749)	(15,086)	143,858
Interest expense
Interest-bearing deposits	23,582	(12,354)	(4,421)	6,807
Advances from Federal Home Loan Bank	52,039	(19,876)	(12,488)	19,675
Other borrowings	32,339	(2,125)	(1,347)	28,867

Total interest expense	107,960	(34,355)	(18,256)	55,349

Net interest income	$83,733	$1,606	$3,170	$88,509

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

      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of September 30, 2004, and December 31, 2003. Our NPV model has been built to focus on the Bank alone as the $1.1 billion of assets at the holding company and its non-bank subsidiaries have very little interest rate risk exposure.

	September 30, 2004			December 31, 2003

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$467,570	$467,570	$467,570	$111,203	$111,203	$111,203
Trading securities	228,589	211,723	239,107	206,484	180,197	228,880
Available for sale securities	2,252,297	2,290,652	2,194,276	1,611,958	1,662,715	1,553,103
Loans held for sale	3,737,276	3,783,114	3,669,442	2,573,248	2,606,028	2,519,059
Loans held for investment	6,883,075	6,941,400	6,783,044	7,396,475	7,448,389	7,304,464
MSRs	551,811	432,089	632,919	443,688	311,777	534,672
Other assets	711,411	733,100	695,058	683,213	697,356	669,062
Derivatives	111,434	115,650	137,638	106,119	91,598	169,246

Total assets	$14,943,463	$14,975,298	$14,819,054	$13,132,388	$13,109,263	$13,089,689

Deposits	$5,231,144	$5,286,068	$5,179,297	$4,367,400	$4,404,900	$4,335,433
Advances from Federal Home Loan Bank	4,789,165	4,819,254	4,759,788	4,949,477	4,979,962	4,919,147
Other borrowings	3,002,923	3,004,908	3,000,941	2,438,695	2,440,538	2,436,665
Other liabilities	400,581	400,940	400,232	156,711	156,800	156,599

Total liabilities	13,423,813	13,511,170	13,340,258	11,912,283	11,982,200	11,847,844

Stockholders’ equity (NPV)	$1,519,650	$1,464,128	$1,478,796	$1,220,105	$1,127,063	$1,241,845

% Change from base case		(3.65)%	(2.69)%		(7.63)%	1.78%

      The increase in the net present value of equity from December 31, 2003, to September 30, 2004, is primarily due to (i) the increase in retained earnings of the Bank of approximately $108.1 million (ii) a capital contribution of $80.0 million from IndyMac Bancorp to IndyMac Bank, and (iii) the impact of SAB No. 105 on the mortgage pipeline. The September 30, 2004, results indicate that the Bank has a neutral bias for either rising or falling rates in an up and down 100 basis point scenario. It should be noted that this analysis does not reflect changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

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

CREDIT RISK AND RESERVES

GENERAL

      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of September 30, 2004.

				Total
				Reserves as a		QTD Net	YTD Net
		Allowance	Credit	Percentage	Non-	Charge	Charge
		For Loan	Discounts	of Book	Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Losses	(2)	Value	Assets	REO (Gains)	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$4,540,970	$18,001	$—	0.40%	$10,882	$488	$2,534
Land and other mortgage	191,606	4,420	—	2.31%	—	—	—
Builder construction and income property	572,582	12,185	—	2.13%	15,369	7	17
Consumer construction	1,383,147	10,614	—	0.77%	9,966	271	675

Total core held for investment loans	6,688,305	45,220	—	0.68%	36,217	766	3,226
Discontinued product lines(1)	57,485	7,608	—	13.23%	5,414	700	2,789

Total held for investment portfolio	6,745,790	$52,828	—	0.78%	41,631	1,466	6,015

Held for sale portfolio	3,911,928		$13,102	0.33%	56,327	—	—

Total loans	$10,657,718				97,958	$1,466	$6,015

Foreclosed assets
Core portfolios					23,870	$(315)	$(914)
Discontinued product lines					885	(195)	(35)

Total foreclosed assets					24,755	$(510)	$(949)

Total non-performing assets					$122,713

Total non-performing assets as a percentage of total assets					0.76%

(1)	Discontinued product lines include manufactured home loans and home improvement loans.

(2)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.

      The following tables provide additional comparative data on non-performing assets relative to the allowance for loan losses.

	September 30,	September 30,	December 31,
	2004	2003	2003

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$10,882	$11,112	$12,414
Land and other mortgage loans	—	103	71
Builder construction	15,369	11,884	9,704
Consumer construction	9,966	8,555	8,954

Total portfolio non-performing loans	36,217	31,654	31,143
Discontinued product lines	5,414	7,209	6,449

Total non-performing loans held for investment	41,631	38,863	37,592
Non-performing loans held for sale	56,327	31,414	38,855

Total non-performing loans	97,958	70,277	76,447
Foreclosed assets	24,755	27,676	23,677

Total non-performing assets	$122,713	$97,953	$100,124

Total non-performing assets to total assets	0.76%	0.81%	0.76%

Allowance for loan losses to non-performing loans held for investment	127%	135%	140%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$45,285	$42,346	$45,644	$41,314
Provision for loan losses	698	4,100	2,799	10,625
Charge-offs net of recoveries
SFR mortgage loans	(488)	(1,014)	(2,534)	(2,870)
Builder construction	(7)	(446)	(17)	(1,017)
Consumer construction	(271)	(100)	(675)	(3,166)

Charge-offs net of recoveries	(766)	(1,560)	(3,226)	(7,053)
Balance, end of period	45,217	44,886	45,217	44,886

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Dollars in thousands)
Discontinued product lines
Balance, beginning of period	7,511	7,696	7,001	9,447
Provision for loan losses	800	2,100	3,399	5,575
Charge-offs net of recoveries	(700)	(2,201)	(2,789)	(7,427)

Balance, end of period	7,611	7,595	7,611	7,595

Total allowance for loan losses	$52,828	$52,481	$52,828	$52,481

Annualized net charge-offs to average loans held for investment	0.09%	0.30%	0.11%	0.42%
Annualized net charge-offs to quarterly production	0.06%	0.17%	0.03%	0.08%
Core portfolio loans only:
Annualized net charge-offs to average loans held for investment	0.05%	0.13%	0.06%	0.21%
Annualized net charge-offs to quarterly production	0.03%	0.07%	0.02%	0.04%

      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $65.9 million at September 30, 2004, compared to $66.6 million at December 31, 2003. As of September 30, 2004, the allowance for loan losses of $52.8 million for loans held for investment, represented 0.78% of total loans held for investment. This compares to an allowance for loan losses of $52.6 million, or 0.71% of total loans held for investment, at December 31, 2003. Charge-offs improved significantly during the third quarter of 2004, both in our core portfolio loans and discontinued product lines. Total third quarter net charge-offs of $1.5 million decreased 61% relative to the net charge-offs of $3.8 million in the third quarter 2003.

      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We recorded the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value. The ratio of non-performing assets to total assets was 0.76% at September 30, 2004, unchanged from December 31, 2003. Total non-performing assets amounted to $122.7 million at September 30, 2004 as compared to $100.1 million at December 31, 2003. The increase in non-performing loans was driven by a $17.5 million increase in mortgage loans held for sale primarily due to the loans acquired through clean-up calls exercised during 2004. Additionally, the non-performing loans in our builder construction portfolio increased $5.7 million from December 31, 2003 due to two loans on non-accrual. The Company does not expect to incur any losses on these two loans.

      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at September 30, 2004, was $45.2 million, or 0.68% of the loan balance, compared to the 0.62% of total loan balance at December 31, 2003.

      With respect to IndyMac’s non-core liquidating portfolios, consisting primarily of manufactured housing and home improvement loans, net charge-offs totaled $0.7 million during the third quarter of 2004, down from the $2.2 million of net charge-offs on these portfolios during the third quarter of 2003. After provision for loan losses of $0.8 million, the allocated allowance for loan losses was $7.6 million, or 13.23% of the remaining principal balance of such liquidating portfolios, compared to the 10.07% reserve coverage at December 31, 2003.

      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines, which consists of manufactured housing and home improvement loans. The allocation of the allowance among the various loan products represents our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances.

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

      With respect to mortgage loans held for sale, IndyMac does not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Market valuation adjustments on loans held for sale totaled $13.1 million at September 30, 2004.

SECONDARY MARKET RESERVE

      We do not sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform with the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential systemic issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since inception in 1993, the Company has repurchased only a very small amount of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of IndyMac’s diversification of its loan sale channels to whole loan and GSE sales. While sales through these channels generate enhanced cash flows, they tend to have a greater level of representation and warranty risk. The following table shows the amount of loans we have repurchased from each distribution channel, since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans Sold:
GSEs and whole loans	$134.3	$51,539	0.26%
Securitization trusts	9.3	67,970	0.01%

Total loans sold	$143.6	$119,509	0.12%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. These reserves, which totaled $35.4 million at September 30, 2004, have two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the reserves during the three and nine months ended September 30, 2004.

	Three	Nine
	Months	Months

	(Dollars in thousands)
Balance, beginning of period	$37,250	$34,000
Additions/provisions	3,331	19,310
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(6,775)	(21,094)
Recoveries on previous claims	1,574	3,164

Balance, September 30, 2004	$35,380	$35,380

      Reserve levels are a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. The entire balance of our secondary market reserves are included on the consolidated balance sheets as a component of other liabilities.

OPERATING EXPENSES

      A summary of operating expenses follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2004	2003	2004	2004	2003

	(Dollars in thousands)
Salaries and related	$73,411	$63,100	$64,231	$200,680	$173,225
Premises and equipment	11,450	9,591	9,938	30,981	26,035
Loan purchase costs	9,312	8,176	10,244	26,863	23,044
Professional services	5,580	5,581	5,844	16,497	15,277
Data processing	9,436	11,430	8,580	26,607	26,325
Office	4,658	6,296	5,758	16,395	17,416
Advertising and promotion	13,926	6,705	9,167	31,949	19,349
Operations and sale of foreclosed assets	1,848	1,506	1,419	5,401	3,256
Other	5,499	4,897	6,113	16,239	13,772

	$135,120	$117,282	$121,294	$371,612	$317,699

      General and administrative expenses, including $6.7 million from Financial Freedom with $3.5 million in salaries and related costs, totaled $135.1 million for the third quarter 2004, compared to $117.3 million during the same period in 2003 and $121.3 million for the second quarter of 2004. Excluding the expenses related to Financial Freedom, the increase was largely driven by increases in salaries, advertising and promotion, and premises and equipment as a result of the Company’s operational expansion and continued record-level of production volume. In a continuing effort to penetrate the market and gain market share, the Company increased its investment in direct marketing to further promote its new product offerings: subprime and HELOC products. Also, the Company incurred costs to expand its sales force infrastructure with dedicated resources focused on new customer activation, customer training and support, and improving its conversion of loan submissions to fundings. As a result of the Financial Freedom acquisition, increased production volume and investments made in sales and customer service, the Company’s average full-time equivalent employees increased during the year by 32%, from 3,726 during the quarter ended September 30, 2003, to 4,910 during the quarter ended September 30, 2004.

DIVIDEND POLICY

      IndyMac’s Board of Directors declared a cash dividend of $0.34 per share payable in the fourth quarter of 2004, up 6.3% from the dividend paid in the third quarter of this year. The cash dividend is payable December 9, 2004 to stockholders of record on November 11, 2004. The current dividend represents an annualized increase of 25% relative to the dividend declared on July 30, 2004, and IndyMac’s sixth consecutive quarterly dividend increase. Over this period of time, IndyMac has successfully increased its dividend payout ratio to be more in line with other financial institution payout ratios, which range from 30% to 50%. Looking forward, IndyMac expects to continue to increase its dividend in accordance with its potential growth in earnings per share. As a result, IndyMac expects to increase future dividends within a targeted range between IndyMac’s long-term earnings per share growth goal of 15% and its historic earnings per share growth rate of 26% since 1992 under current management.

FUTURE OUTLOOK

      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. We believe, based on our confidence in our employees, hybrid thrift/ mortgage banking business model, capital strength and ability to gain market share, that we are positioned to grow earnings per share at a compounded growth rate of approximately 15% over the long run, or approximately double the rate of the industry. In fact, IndyMac’s historical track record has exceeded this target over the last eleven years with compounded annual growth of 26% under its current management team.

      With that said, the past few years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs as a result of historically low interest rates, which led to record refinancing of mortgages. The industry is in the midst of a major transition from these historic highs back to more normalized levels. The MBA is projecting that industry production will decline 30% in 2004. Given the significant industry transition, IndyMac expects that its earnings per share in 2004 could lag its long-term growth rate as we make this transition.

      While forecasting remains difficult given the significant changes taking place in the mortgage market and the uncertain economic environment, we currently expect earnings per share to be approximately $3.98 in 2005. This earnings per share estimate is considered our best estimation in light of current market expectations for interest rates and industry volumes in 2005. However, as margins remain volatile and highly unpredictable our actual results could vary significantly from this estimate.

      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-Q entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, mortgage-backed securities and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended September 30, 2004, we had average total liquidity of $1.1 billion, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

Loan Sales and Securitizations

      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended September 30, 2004, we sold 90% of our funded mortgage loans through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. The remainder we retained in our investment portfolio. If any of our sales channels were disrupted, and we were unable to redirect such sales through alternative disposition channels, our liquidity could be negatively impacted. Disruptions in our GSE, whole loan sales and mortgage securitization transactions can occur as a result of GSE demand for product, the performance of our existing GSE and private securitizations, as well as economic events or other factors beyond our control.

Deposits/ Retail Bank

      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 11 branches in Southern California, telebanking and Internet channels. Through our Web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information and pay their bills conveniently from any computer terminal.

      Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit and individual retirement accounts.

      The following table sets forth the balance of deposits, by deposit category, as of the following period ends:

	September 30, 2004		September 30, 2003		December 31, 2003

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Non-interest-bearing checking	$51,768	1%	$42,897	1%	$44,353	1%
Interest-bearing checking	40,974	1%	37,649	1%	39,761	1%
Savings	1,714,691	32%	1,440,208	35%	1,515,771	35%
Custodial accounts	567,089	11%	683,400	16%	528,724	12%

Total core deposits	2,374,522	45%	2,204,154	53%	2,128,609	49%
Certificates of deposit	2,910,987	55%	1,942,180	47%	2,222,164	51%

Total deposits	$5,285,509	100%	$4,146,334	100%	$4,350,773	100%

      We have strategically increased our deposits through branch network and certificates of deposits to support our balance sheet growth.

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	September 30, 2004		September 30, 2003		December 31, 2003

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$2,058,149	39%	$1,667,092	40%	$1,717,314	39%
Internet	532,878	10%	569,034	14%	555,029	13%
Telebanking	541,903	10%	487,396	12%	463,755	11%
Money desk	1,585,490	30%	739,412	18%	1,085,951	25%
Custodial	567,089	11%	683,400	16%	528,724	12%

Total deposits	$5,285,509	100%	$4,146,334	100%	$4,350,773	100%

      Included in deposits at September 30, 2004, and December 31, 2003, were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $567.1 million and $528.7 million, respectively.

Advances from Federal Home Loan Bank

      The FHLB system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated mortgage-backed securities are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, the Bank is approved for collateralized advances of up to $8.4 billion, of which $4.8 billion were outstanding at September 30, 2004. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Trust Preferred Securities and Warrants

      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175.0 million. The securities were offered as units consisting of a trust preferred security, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. In both the months of July and December 2003, we issued an additional $30.0 million of trust preferred securities, yielding 6.05% and 6.30%, respectively. The proceeds of these securities have been used in operations. These securities did not contain any warrants on IndyMac Bancorp common stock.

      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The debentures underlying the trust preferred securities, represent the liabilities due from IndyMac Bancorp to IndyMac Capital Trusts and amounted to $184.1 million and $183.6 million at September 30, 2004, and December 31, 2003, respectively. These debentures are included in Other Borrowings on the consolidated balance sheets.

Other Borrowings, Excluding Debentures Underlying Trust Preferred Securities

      Other borrowings, excluding the debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $4.1 billion at September 30, 2004, from $2.4 billion at December 31, 2003. The increase of $1.7 billion was primarily the result of additional draws on our credit facilities to fund mortgage loan originations, the issuance of $1.0 billion non-recourse AAA-rated HELOC-backed notes during 2004, and reductions of other borrowings that previously financed HELOC loans. Additionally, we continued to use borrowed funds to fund our asset growth during the nine months ended September 30, 2004.

      At September 30, 2004, we had $4.9 billion in committed financing facilities, of which $2.9 billion was utilized. For the third quarter 2004, we had an average of $750.1 million in operating liquidity available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of September 30, 2004, we believe we were in compliance with all representations, warranties and financial covenants under our borrowing facilities.

PRINCIPAL USES OF CASH

      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale and trading securities included as components of net cash (used in) provided by operating activities totaled $(3.6) billion during the nine months ended September 30, 2004 and $0.5 billion during the nine months ended September 30, 2003. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $521.2 million and $(642.7) million for the nine months ended September 30, 2004 and 2003, respectively. During the third quarter 2003, the Company started to purchase swaptions and more caps and floors to hedge certain liabilities and servicing-related assets. The net decrease (increase) in premiums paid for these derivative instruments totaled $35.5 million and $(727.1) million for the nine months ended September 30, 2004 and 2003, respectively. The net cash provided by the Company’s operating activities before the activities for trading securities, loans held for sale and premiums paid for derivative instruments amounted to $485.7 million and $84.4 million for the nine months ended September 30, 2004 and 2003, respectively.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss was $(31.2) million at September 30, 2004, compared to $(26.5) million at December 31, 2003. This change was a result of the decreases in both the fair value of the swaps and swaptions designated as cash flow hedges of floating rate borrowings, and the fair value of securities classified as available for sale. It should be noted that accumulated other comprehensive loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated other comprehensive loss is not a component of the determination of regulatory capital.

REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that the Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk- weighted assets. This particular condition expired on July 1, 2003. As of September 30, 2004, the Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all loans in a first lien position with a FICO score less than 620 and all loans in a second lien position with a FICO score less than 660 as subprime. Loans meeting this definition are supported by capital two times that of similar prime loans. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. As of September 30, 2004, subprime loans totaled $581.0 million as calculated for regulatory reporting purposes, of which $509.6 million were loans held for sale.

      The following table presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at September 30, 2004. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing IndyMac’s total risk-based capital by 62 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	7.53%	7.53%	2.00%
Tier 1 core	7.53%	7.53%	5.00%
Tier 1 risk-based	11.89%	11.29%	6.00%
Total risk-based	12.45%	11.83%	10.00%

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

ISSUANCE OF COMMON STOCK

      On June 8, 2004, we issued 3,200,000 shares of common stock at a market price of $31.75 through a public offering. On July 12, 2004, we issued an additional 130,000 shares of common stock at a market price of $31.75 upon the exercise of the underwriters’ over-allotment options. The cash proceeds from the initial closing, net of expenses, of $96.25 million were recorded as equity during the second quarter of 2004. The cash proceeds from the exercise of the over-allotment option, net of expenses, of $3.9 million were recorded as equity during the third quarter of 2004. Certain of the proceeds were used to finance the acquisition of Financial Freedom and the remaining proceeds are expected to be used for general corporate purposes, including, but not limited to, continued asset growth for IndyMac Bank.

SHARE REPURCHASES

      In June 1999, our Board of Directors approved a $100.0 million share repurchase program, which has since been increased to $500.0 million and includes a special repurchase of 3,640,860 shares from Countrywide Credit Industries, Inc. (“Countrywide”). From the share repurchase program’s inception through December 31, 2002, we repurchased 28 million shares in open market transactions and from Countrywide at an average price of approximately $18.02 per share, for an aggregate investment of $504.4 million. At September 30, 2004, we had $63.6 million of remaining capacity to repurchase under the current authorization from the Board of Directors. No share repurchases under this program have been made since December 31, 2002.

      From time to time, we also repurchase shares from certain employees and officers at the then-current market price under the Company’s internal benefit programs. The following table summarizes the share repurchase activities from our employees and officers during the first three quarters of 2004, as well as the information during the same period regarding our publicly announced share repurchase program described above:

				Maximum
				Approximate Dollar
			Total Number of	Value (in millions)
			Shares Purchased	of Shares that May
		Weighted	as Past of Publicly	Yet Be Purchased
	Number of	Average	Announced Plans	Under the Plans or
Period	Shares	Price Per Share	or Programs(1)	Programs(2)

January 1, 2004 – January 31, 2004	15,275	$29.84	—	$63.6
February 1, 2004 – February 29, 2004	—	—	—	63.6
March 1, 2004 – March 31, 2004	2,177	35.23	—	63.6

First Quarter Total	17,452	30.51	—

April 1, 2004 – April 30, 2004	—	—	—	63.6
May 1, 2004 – May 31, 2004	—	—	—	63.6
June 1, 2004 – June 30, 2004	—	—	—	63.6

Second Quarter Total	—	—	—
July 1, 2004 – July 31, 2004	314	31.36	—	63.6
August 1, 2004 – August 31, 2004	—	—	—	63.6
September 1, 2004 – September 30, 2004	—	—	—	$63.6

Third Quarter Total	314	31.36	—

Nine Months Total	17,766	$30.55	—

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s internal benefit programs at the then – current market prices.

(2)	Our Board of Directors approved a $100.0 million share repurchase program in June of 1999, which has since been increased to $500.0 million and include a special repurchase of 3,640,860 shares from Countrywide.

OFF-BALANCE SHEET ARRANGEMENTS

      In the ordinary course of our business, we engage in financial transactions that are not recorded on our balance sheet. These transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital.

      Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales in accordance with SFAS 140, which involves the transfer of the mortgage loans to “qualifying special-purpose entities” that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. We also, generally, have the right to repurchase mortgage loans from the special-purpose entities if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

      In connection with our loan sales that are securitization transactions, there are $26.7 billion in loans owned by off-balance sheet trusts as of September 30, 2004. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

      The following table summarizes our material contractual obligations as of September 30, 2004. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. There have been no material changes outside the ordinary course of our business in any specified contractual obligations during the third quarter 2004.

	Payment Due

	October 1, 2004	January 1,	January 1,
	through	2005 through	2008 through	After
	December 31,	December 31,	December 31,	December 31,
	2004	2007	2009	2009	Total

	(In thousands)
Deposits without a stated maturity	$2,374,522	$—	$—	$—	$2,374,522
Custodial Accounts and Certificates of Deposit	563,466	2,323,785	23,736	—	2,910,987
FHLB Advances	3,330,000	1,252,000	200,000	—	4,782,000
Repurchase Agreements	3,084,425	—	—	—	3,084,425
HELOC Notes(1)	—	996,635	—	—	996,635
CMOs	—	—	—	193	193
Trust Preferred	—	—	—	184,114	184,114
Accrued Interest Payable	40,678	—	—	—	40,678
Deferred Compensation(2)	—	—	—	19,868	19,868
Operating Leases(3)	1,932	45,533	24,852	18,580	90,897
Employment Agreements(4)	2,291	17,071	—	—	19,362
Purchase Obligations	2,704	13,672	—	—	16,376

Total	$9,400,018	$4,648,696	$248,588	$222,755	$14,520,057

(1)	HELOC notes are non-recourse, and secured by AAA-rated HELOC certificates.

(2)	The amount excludes $6.5 million of deferred compensation that is included in obligations under employment agreements.

(3)	Total lease commitments are net of sublease rental income. A new lease with total commitments of $34.5 million was entered into during the quarter ended September 30, 2004.

(4)	Represents compensation for nine senior executives and includes both base salary and estimated bonuses. Amount is calculated based on the terms in their respective written employment agreements and includes the $6.5 million deferred compensation noted in (2).

      A schedule of significant commitments at September 30, 2004, follows:

Payment Due

(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to exercising clean-up calls	$161,162
Undisbursed loan commitments:
Builder construction	672,074
Consumer construction	1,120,448
HELOCs	1,055,769
Letters of credit	7,211

      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993, through September 30, 2004, we sold $119.5 billion in loans, and repurchased $143.6 million in loans, or 0.12% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels, which is included in Other Liabilities in the consolidated balance sheets. The balance in this reserve totaled $35.4 million at September 30, 2004. See the caption “Secondary Market Reserve” above for further information.

KEY OPERATING RISKS

      Like all businesses, we assume a certain amount of risk in order to earn returns on our capital. The following is a summary discussion of key operating risks. For further information on these and other key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2003.

INTEREST RATE RISK

      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our liquidity, financial position and results of operations may be materially affected by changes in interest rates in various ways. While we have devised and implemented a comprehensive asset/liability management strategy that seeks, on an economic and an accounting basis, to mitigate significant fluctuations in our financial position and results of operations likely to be caused by market interest rate changes, there can be no assurance that this strategy (including assumptions concerning the correlation thought to exist among different types of instruments) or its implementation will be successful in any particular interest rate environment. In addition, the impact of our interest rate risk management strategies on our economic and accounting performance may differ materially because GAAP results may not be consistent with economic performance.

VALUATION RISK

      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of active market quotations or sale information to value such assets. The assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 5% of total assets and 73% of total equity at September 30, 2004. The fair value of these assets could vary significantly as market conditions change. We periodically obtain appraisals from mortgage servicing brokers who benchmark our valuation assumptions to those of our industry peers and consider this information in the estimation of fair value.

CREDIT RISK

      A significant portion of our Investment Portfolio consists of prime residential SFR loans held for investment, and non-investment grade securities and residuals collateralized by mortgage loans. We also provide construction lending to consumers and developers to build residential properties. The credit risk profile on consumer loans is very similar to that of our permanent mortgage loans, while builder construction loans tend to have higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At September 30, 2004, the book value of these non-core portfolios was $49.9 million, net of reserves.

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

      We utilize three sales channels to sell loans to the secondary market: whole loan sales, sales to the GSEs, and private-label securitizations. A disruption in the securitization market could adversely impact our ability to fund mortgage loans and our gains on sale, leading to a corresponding decrease in revenue and earnings. Likewise, a deterioration in the performance of our private-label securitizations could adversely impact the availability and pricing of future transactions.

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

COMPETITION

      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to mortgage-backed securities issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 1.6%. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.

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

CRITICAL ACCOUNTING POLICIES

      Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified six policies, that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (a) the valuation of AAA-rated and agency interest-only strips; (b) the valuation of MSRs; (c) the valuation of non-investment grade securities and residuals; (d) derivatives and other hedging instruments; (e) the methodology for determining our allowance for loan losses; and (f) the valuation of our secondary market reserve. Management discusses these critical accounting policies and related judgments with IndyMac’s audit committee and external auditors on a quarterly basis. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time; however, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on the Company’s critical accounting policies and the impact of SAB No. 105 on our accounting policy for rate lock loan commitments, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2003 and Note 2 — New Accounting Pronouncement and Guidance, accompanying the consolidated financial statements on page 70.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      See “Overall Interest Rate Risk Management” beginning on page 48 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$468,885	$115,485
Securities classified as trading ($61.9 million and $70.9 million pledged as collateral for borrowings at September 30, 2004 and December 31, 2003, respectively)	235,707	223,632
Securities classified as available for sale, amortized cost of $3.4 billion and $1.6 billion at September 30, 2004 and December 31, 2003, respectively ($2.1 billion and $1.5 billion pledged as collateral for borrowings at September 30, 2004 and December 31, 2003, respectively)	3,342,824	1,613,974
Loans receivable:
Loans held for sale
Prime	2,840,936	2,196,488
Subprime	433,424	295,008
HELOC	471,489	—
Consumer lot loans	152,977	81,752

Total loans held for sale	3,898,826	2,573,248

Loans held for investment
SFR mortgage	4,550,156	4,945,439
Consumer construction	1,383,147	1,145,526
Builder construction	565,381	484,397
HELOC	48,299	711,494
Land and other mortgage	191,606	126,044
Income property	7,201	36,285
Allowance for loan losses	(52,828)	(52,645)

Total loans held for investment	6,692,962	7,396,540

Total loans receivable ($8.0 billion and $7.6 billion pledged as collateral for borrowings at September 30, 2004 and December 31, 2003, respectively)	10,591,788	9,969,788

Mortgage servicing rights	551,811	443,688
Investment in Federal Home Loan Bank stock, at cost	362,154	313,284
Interest receivable	64,010	51,758
Goodwill and other intangible assets	80,066	33,697
Foreclosed assets	24,755	23,677
Other assets	418,084	451,408

Total assets	$16,140,084	$13,240,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$5,285,509	$4,350,773
Advances from Federal Home Loan Bank	4,782,000	4,934,911
Other borrowings	4,265,368	2,622,094
Other liabilities	591,171	315,182

Total liabilities	14,924,048	12,222,960

Stockholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 91,091,715 shares (61,919,772 outstanding) at September 30, 2004, and issued 85,914,552 shares (56,760,375 outstanding) at December 31, 2003	911	859
Additional paid-in-capital	1,184,392	1,043,856
Accumulated other comprehensive loss	(31,160)	(26,454)
Retained earnings	581,674	518,408
Treasury stock, 29,171,943 shares and 29,154,177 shares at September 30, 2004 and December 31, 2003, respectively	(519,781)	(519,238)

Total stockholders’ equity	1,216,036	1,017,431

Total liabilities and stockholders’ equity	$16,140,084	$13,240,391

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

	(Unaudited)

	(Dollars in thousands,
	except share and per share data)
Interest income
Mortgage-backed and other securities	$36,129	$20,437	$97,349	$57,508
Loans held for sale
Prime	51,545	52,571	154,718	133,340
Subprime	11,949	6,784	28,138	20,170
HELOC	7,516	—	7,516	—
Consumer lot loans	1,917	2,578	6,696	6,085

Total loans held for sale	72,927	61,933	197,068	159,595
Loans held for investment
SFR mortgage	50,770	30,140	149,732	90,113
Consumer construction	18,203	15,591	51,201	44,627
Builder construction	9,075	8,191	25,222	25,474
HELOC	827	5,834	11,511	14,931
Land and other mortgage	2,940	1,793	8,162	5,886
Income property	150	787	863	2,991

Total loans held for investment	81,965	62,336	246,691	184,022
Other	3,982	2,633	10,762	6,887

Total interest income	195,003	147,339	551,870	408,012
Interest expense
Deposits	26,527	22,261	72,706	65,899
Advances from Federal Home Loan Bank	37,660	28,959	102,499	82,824
Trust preferred securities	3,832	3,275	11,470	8,803
Other borrowings	26,394	10,391	63,694	37,494

Total interest expense	94,413	64,886	250,369	195,020

Net interest income	100,590	82,453	301,501	212,992
Provision for loan losses	1,498	6,200	6,198	16,200

Net interest income after provision for loan losses	99,092	76,253	295,303	196,792
Other income
Gain on sale of loans	98,052	121,498	247,804	307,428
Service fee income (loss)	8,742	(11,113)	(22,209)	(10,130)
Losses on mortgage-backed securities, net	(9,438)	(8,647)	(17,839)	(24,816)
Fee and other income	21,024	21,655	58,520	60,634

Total other income	118,380	123,393	266,276	333,116

Net revenues	217,472	199,646	561,579	529,908
Other expense
Operating expenses	135,120	117,282	371,612	317,699
Amortization of other intangible assets	171	208	538	655

Total other expense	135,291	117,490	372,150	318,354

Earnings before provision for income taxes and minority interests	82,181	82,156	189,429	211,554
Provision for income taxes	32,461	32,452	74,824	83,564

Net earnings before minority interests	49,720	49,704	114,605	127,990
Minority interests	6	—	6	—

Net earnings	$49,726	$49,704	$114,611	$127,990

Earnings per share
Basic	$0.81	$0.90	$1.95	$2.33
Diluted	$0.78	$0.87	$1.87	$2.26
Weighted average shares outstanding
Basic	61,254	55,255	58,800	55,034
Diluted	63,904	56,991	61,421	56,561
Dividends declared per share	$0.32	$0.15	$0.87	$0.35

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Loss	Earnings	Income	Stock	Equity

	(Unaudited)

	(Dollars in thousands)
Balance at December 31, 2002	54,829,486	$840	$1,007,936	$(17,747)	$377,707		$(518,771)	$849,965
Common stock options exercised	552,148	7	9,159	—	—	$—	—	9,166
Directors’ and officers’ notes receivable	—	—	196	—	—	—	—	196
Deferred compensation, restricted stock	204,013	—	1,662	—	—	—	—	1,662
Net loss on mortgage- backed securities available for sale, net of tax	—	—	—	(3,468)	—	(3,468)	—	(3,468)
Net unrealized loss on derivatives used in cash flow hedges, net of taxes	—	—	—	(6,137)	—	(6,137)	—	(6,137)
Purchases of common stock	(24,135)	—	—	—	—	—	(466)	(466)
Cash dividends	—	—	—	—	(19,348)	—	—	(19,348)
Net earnings	—	—	—	—	127,990	127,990	—	127,990

Total comprehensive income	—	—	—	—	—	$118,385	—	—

Balance at September 30, 2003	55,561,512	$847	$1,018,953	$(27,352)	$486,349		$(519,237)	$959,560

Balance at December 31, 2003	56,760,375	$859	$1,043,856	$(26,454)	$518,408		$(519,238)	$1,017,431
Common stock issued	3,330,000	33	100,138	—	—	$—	—	100,171
Common stock options exercised	1,733,116	17	38,366	—	—	—	—	38,383
Directors’ and officers’ notes receivable	—	—	43	—	—	—	—	43
Deferred compensation, restricted stock	114,047	2	1,989	—	—	—	—	1,991
Net loss on mortgage- backed securities available for sale, net of taxes	—	—	—	(1,719)	—	(1,719)	—	(1,719)
Net unrealized gain on derivatives used in cash flow hedges, net of taxes	—	—	—	(2,987)	—	(2,987)	—	(2,987)
Purchases of common stock	(17,766)	—	—	—	—	—	(543)	(543)
Cash dividends	—	—	—	—	(51,345)	—	—	(51,345)
Net earnings	—	—	—	—	114,611	114,611	—	114,611

Total comprehensive income	—	—	—	—	—	$109,905	—	—

Balance at September 30, 2004	61,919,772	$911	$1,184,392	$(31,160)	$581,674		$(519,781)	$1,216,036

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$114,611	$127,990
Adjustments to reconcile net earnings to net cash used in operating activities:
Total amortization and depreciation	163,373	145,836
Provision for valuation adjustment of mortgage servicing rights	59,040	14,670
Gain on sale of loans	(247,804)	(307,428)
Loss on mortgage-backed securities, net	17,839	24,816
Provision for loan losses	6,198	16,200
Net decrease in other assets and liabilities	372,443	62,307

Net cash provided by operating activities before activity for trading securities, premiums paid for derivative instruments, and loans held for sale	485,700	84,391
Net sales of trading securities	58,599	589,876
Net decrease (increase) on premiums paid for derivative instruments	35,541	(118,407)
Net purchases of loans held for sale	(3,708,016)	(727,073)

Net cash used in operating activities	(3,128,176)	(171,213)

Cash flows from investing activities:
Net sales of (purchases of) and payments from loans held for investment	1,411,939	(1,925,254)
Net (purchases of) payments from securities available for sale	(195,954)	46,145
Net increase in investment in Federal Home Loan Bank stock, at cost	(48,870)	(111,753)
Net purchases of property, plant and equipment	(36,920)	(28,236)
Purchase of Financial Freedom, net of cash received	(81,408)	—

Net cash provided by (used in) investing activities	1,048,787	(2,019,098)

Cash flows from financing activities:
Net increase in deposits	934,736	1,005,832
Net (decrease) increase in advances from Federal Home Loan Bank	(153,000)	1,337,914
Net increase (decrease) in borrowings	1,564,344	(74,373)
Net proceeds from issuance of common stock	100,170	—
Net proceeds from issuance of trust preferred debentures	—	29,550
Net proceeds from stock options and notes receivable	38,427	9,362
Cash dividends paid	(51,345)	(19,348)
Purchases of common stock	(543)	(466)

Net cash provided by financing activities	2,432,789	2,288,471

Net increase in cash and cash equivalents	353,400	98,160
Cash and cash equivalents at beginning of period	115,485	196,720

Cash and cash equivalents at end of period	$468,885	$294,880

Supplemental cash flow information:
Cash paid for interest	$229,305	$193,569

Cash paid for income taxes	$31,335	$35,875

Supplemental disclosure of noncash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$1,766,881	$1,786,048

Transfer of loans held for investment to mortgage-backed securities available for sale	$1,000,262	$—

Net transfer mortgage-servicing rights to trading securities	$13,898	$47,311

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
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

      The consolidated financial statements include the accounts of IndyMac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank®, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidated subsidiaries have been eliminated in consolidation. Minority interests in the IndyMac’s majority-owned subsidiary are included in “other liabilities” on the consolidated balance sheets and the minority interests in IndyMac’s earnings are reported separately. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2 —	New Accounting Pronouncement and Guidance

      Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect.

      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted this new standard prospectively effective April 1, 2004. Under the new accounting guidance, the Company no longer recognizes any revenue at the inception of the rate lock. Profits inherent in the rate lock are recognized at the time of the sale of the underlying loans. The implementation of the standard had a negative impact on gain on sale of $5.1 million before-tax and $52.2 million before-tax for the third quarter and second quarter of 2004, respectively. Once all loans are sold that were rate locked prior to April 1, 2004, SAB No. 105 will no longer have a negative impact to earnings. We currently expect all remaining loans to be sold prior to December 31, 2004.

Note 3 —	Acquisition

      On July 16, 2004, the Company completed the acquisition of 93.75% of the outstanding shares of common stock of Financial Freedom Holdings Inc. (“Financial Freedom”), the leading provider of reverse

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgages in the United States of America, and the related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of approximately $83.8 million. The remaining shares (6.25%) of the common stock of Financial Freedom are held by its Chief Executive Officer. The acquisition was accounted for using the purchase accounting method and accordingly the results of operations for the period from July 16, 2004 to September 30, 2004 have been included in the consolidated financial statements for the three months and nine months ended September 30, 2004. As part of the allocation of the purchase price, we recorded loans held for sale and the loan application pipeline at their fair values at the acquisition date. By allocating a portion of the purchase price to these assets, we increased the cost basis of the loans that are subsequently sold. This increased cost basis decreases the gain on sale when the related loans are sold. We allocated total of $8.1 million in purchase price to the loan portfolio and loan application pipeline. Of this amount, $6.0 million was recognized as the related loans were sold during the third quarter of 2004. The Financial Freedom acquisition has added $71.0 million in loans held for sale and $41.8 million in MSRs related to the $4.0 billion portfolio of loans serviced for others to our consolidated balance sheets. The acquisition resulted in $46.9 million of goodwill. The acquisition was consummated as Financial Freedom’s focus on the reverse mortgage industry aligns well with our strategy to increase market share by offering niche mortgage products and servicing a broad customer base.

Note 4 —	Securities

      The following table details our securities classified as trading and securities available for sale as of September 30, 2004, and December 31, 2003:

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
Securities Classified as Trading:
AAA-rated and agency interest-only strips	$145,556	$148,275
AAA-rated principal-only securities	18,564	8,518
Other investment grade securities	9,155	8,922
Other non-investment grade securities	367	1,760
Non-investment grade residual securities	62,065	56,157

Total securities classified as trading	$235,707	$223,632

Securities Classified as Available for Sale:
AAA-rated agency mortgage-backed securities	$16,405	$25,193
AAA-rated non-agency mortgage-backed securities	3,146,437	1,407,984
Agency notes	—	143,689
Other investment grade mortgage-backed securities	72,735	26,926
Other non-investment grade mortgage-backed securities	56,191	10,182
Non-investment grade HELOC residual securities	51,056	—

Total securities classified as available for sale	$3,342,824	$1,613,974

      The significant increase in AAA-rated non-agency mortgage-backed securities from $1.4 billion at December 31, 2003 to $3.1 billion at September 30, 2004 was primarily due to the reclassification of approximately $1.0 billion HELOC loans to securities and the retention of a $346 million senior note from our SFR mortgage loans held for investment securitization during 2004.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of September 30, 2004

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in thousands)
Securities — Available for Sale:
AAA-rated agency securities	$—	$—	$(296)	$7,534	$(296)	$7,534
AAA-rated non-agency securities	(10,445)	1,246,989	(7,344)	306,984	(17,789)	1,553,973
Other investment grade securities	(167)	30,393	—	—	(167)	30,393

Total Securities — Available for Sale	$(10,612)	$1,277,382	$(7,640)	$314,518	$(18,252)	$1,591,900

      The securities that have been in unrealized loss position for 12 months or more are primarily related to 14 AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 6% or less of their respective amortized cost basis.

Note 5 —	Segment Reporting

      IndyMac operates through four main segments, Mortgage Banking Divisions, IndyMac Consumer Bank, Specialty Product Divisions and Investing Divisions. The common denominator of the Company’s business is providing consumers with single-family residential (“SFR”) mortgages through relationships with each segment’s core customers via the channel in which each operates. Mortgage Banking Divisions provide consumers with all single-family permanent mortgage lending through relationships with mortgage professionals — mortgage brokers, mortgage bankers, community financial institutions, real estate professionals, and consumers. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers through its branch network. Specialty Product Divisions support the production of construction lending, home equity lines of credit (HELOCs), reverse mortgages, and other non-SFR permanent mortgage products through all of IndyMac’s relationship and consumer direct production channels. Investing Divisions serves as the main link to customers whose mortgages we service. Through their investments in SFR mortgages, mortgage-backed securities (“MBS”) and mortgage servicing rights (“MSRs”), the Investing Divisions generate core spread and fee income and provides critical support to IndyMac’s mortgage lending operations.

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for the three and nine months ended September 30, 2004 and 2003, was as follows:

	Mortgage	IndyMac	Specialty
	Banking	Consumer	Product	Investing		Pro Forma		GAAP
	Divisions	Bank	Divisions	Divisions	Other	Consolidated	Adjustment	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2004
Net interest income (expense)	$39,138	$10,307	$23,268	$38,274	$(10,397)	$100,590	$—	$100,590
Net revenues (expense)	126,590	11,713	47,377	39,275	3,621	228,576	(11,104)	217,472
Net earnings (loss)	34,526	2,649	16,566	16,434	(13,734)	56,441	(6,715)	49,726
Assets as of September 30, 2004	$3,667,167	$121,546	$2,955,433	$8,422,134	$973,804	$16,140,084	$—	$16,140,084
Three months ended September 30, 2003
Net interest income (expense)	$40,389	$3,613	$21,424	$26,001	$(8,974)	$82,453	$—	$82,453
Net revenues (expense)	177,761	6,770	28,486	14,917	(28,288)	199,646	—	199,646
Net earnings (loss)	69,485	(142)	10,352	2,067	(32,058)	49,704	—	49,704
Assets as of September 30, 2003	$2,592,067	$98,677	$2,080,548	$6,661,884	$634,291	$12,067,467	$—	$12,067,467
Nine months ended September 30, 2004
Net interest income (expense)	$115,366	$23,870	$69,292	$122,737	$(29,764)	$301,501	$—	$301,501
Net revenues (expense)	390,059	29,709	118,201	110,642	(23,705)	624,906	(63,327)	561,579
Net earnings (loss)	118,296	4,931	44,643	44,381	(59,330)	152,921	(38,310)	114,611
Assets as of September 30, 2004	$3,667,167	$121,546	$2,955,433	$8,422,134	$973,804	$16,140,084	$—	$16,140,084
Nine months ended September 30, 2003
Net interest income (expense)	$107,236	$6,934	$61,238	$61,706	$(24,122)	$212,992	$—	$212,992
Net revenues (expense)	443,935	13,912	81,643	49,442	(59,024)	529,908	—	529,908
Net earnings (loss)	166,282	(3,058)	31,268	10,487	(76,989)	127,990	—	127,990
Assets as of June 30, 2003	$2,592,067	$98,677	$2,080,548	$6,661,884	$634,291	$12,067,467	$—	$12,067,467

Note 6 —	Stock-Based Compensation

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

      As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Net Earnings
As reported	$49,726	$49,704	$114,611	$127,990
Stock-based compensation expense	(2,784)	(4,257)	(8,353)	(12,546)
Tax effect	1,100	1,682	3,300	4,956

Pro forma	$48,042	$47,129	$109,558	$120,400

Basic Earnings Per Share
As reported	$0.81	$0.90	$1.95	$2.33
Pro forma	$0.78	$0.85	$1.86	$2.19
Diluted Earnings Per Share
As reported	$0.78	$0.87	$1.87	$2.26
Pro forma	$0.75	$0.83	$1.78	$2.13

      During the three months ended September 30, 2004 and 2003, we recognized compensation expense of $764,000 ($462,000, net of taxes) and $370,000 ($224,000, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

Note 7 —	Defined Benefit Pension Plan Net Periodic Cost

      We provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees hired prior to January 1, 2003. The net periodic benefit cost of the DBP Plan, which is based on actuarial assumptions, is presented in the following table for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Service cost	$1,209	$932	$3,627	$2,796
Interest cost	323	222	969	666
Expected return on assets	(294)	(165)	(882)	(495)
Amortization of net loss	73	47	219	141
Amortization of prior service cost	14	14	42	42

Net periodic benefit costs	$1,325	$1,050	$3,975	$3,150

      The actuarial assumptions used in accounting for the net periodic cost at September 30, 2004 and 2003, were as follows:

	Three Months Ended
	September 30,

	2004	2003

Assumed discount rate	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company contributed $6.0 million to the DBP Plan during the third quarter 2004 and is expected to make no further contributions to the DBP Plan for the remainder of 2004.

Note 8 —	Legal Matters

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

      Additionally, the Company has been named as a defendant in a class-action lawsuit involving worker classification issues under the Fair Labor Standards Act. Similar lawsuits have been filed recently against other companies in the industry and many employers throughout the nation. The Company will vigorously defend this lawsuit. In this matter, no discovery has been conducted as of yet to determine the viability of the claims alleged, and no evidence is in the Company’s possession that would allow for a meaningful analysis to support a reasonable estimate of damages. The Company reviews this matter on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of the probable witness testimony, the viability of its defenses, and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. Management expects that, while this matter may be material to the Company’s operating results for any particular period if an unfavorable outcome results, this matter will not have a material adverse effect on the consolidated financial condition of the Company.

      We are involved in other litigation including class actions lawsuits arising from normal operations. Management has accrued for those that are both probable and reasonably estimable. In the opinion of management in consultation with counsel, none of these matters are likely to have a material adverse effect on our financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

      As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that could materially affect, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      Additionally, the Company has been named as a defendant in a class-action lawsuit involving worker classification issues under the Fair Labor Standards Act. Similar lawsuits have been filed recently against other companies in the industry and many employers throughout the nation. The Company will vigorously defend this lawsuit. In this matter, no discovery has been conducted as of yet to determine the viability of the claims alleged, and no evidence is in the Company’s possession that would allow for a meaningful analysis to support a reasonable estimate of damages. The Company reviews this matter on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of the probable witness testimony, the viability of its defenses, and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. Management expects that, while this matter may be material to the Company’s operating results for any particular period if an unfavorable outcome results, this matter will not have a material adverse effect on the consolidated financial condition of the Company.

      We are involved in other litigation including class actions lawsuits arising from normal operations. Management has accrued for those that are both probable and reasonably estimable. In the opinion of management in consultation with counsel, none of these matters are likely to have a material adverse effect on our financial condition.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      See “Share Repurchases” beginning on page 59 for a discussion of share repurchases conducted by IndyMac during the third quarter of 2004.

ITEM 6.	EXHIBITS

10.1	IndyMac Bancorp, Inc. Board Compensation Policy & Stock Ownership Requirements.
10.2	IndyMac Bancorp, Inc. Cash Incentive Award Program Under the 2002 Incentive Plan, as Amended and Restated.
10.3	Summary of Terms of Stock Awards Granted to Executive Officers.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Pasadena, State of California, on October 28, 2004.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ MICHAEL W. PERRY

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ SCOTT KEYS

Scott Keys
Executive Vice President
and Chief Financial Officer