Form 10-K
period 2004-12-31
INDYMAC BANCORP INC
filed 2005-03-01
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 1-8972
INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

155 North Lake Avenue, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(800) 669-2300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value (including related preferred stock purchase rights)	New York Stock Exchange
WIRES Units (Trust Preferred Securities and Warrants)	New York Stock Exchange
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Based on the closing price for shares of Common Stock as of June 30, 2004, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,919,920,310. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.
      As of February 18, 2005, 62,165,649 shares of IndyMac Bancorp, Inc. Common Stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2005 Annual Meeting — Part III

INDYMAC BANCORP, INC.
2004 ANNUAL REPORT ON FORM 10-K

INDYMAC BANCORP, INC.
2004 ANNUAL REPORT ON FORM 10-K

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
      We are the holding company for IndyMac Bank, F.S.B., a Federal Deposit Insurance Corporation (“FDIC”) insured savings and loan association (“IndyMac Bank” or “Bank”). IndyMac Bank® is the largest savings and loan headquartered in Los Angeles County, California and the 10th largest nationwide, based on assets. IndyMac is in the business of designing, manufacturing, and distributing cost-efficient financing for the acquisition, development, and improvement of single-family homes. IndyMac also provides financing secured by single-family homes to facilitate consumers’ personal financial goals, and strategically invests in single-family related assets. We facilitate the acquisition, development, and improvement of single-family homes through our award-winning e-MITS® (Electronic Mortgage Information and Transaction System) platform that automates underwriting, risk-based pricing and rate locking on a nationwide basis via the Internet. IndyMac’s mortgage products and services are tailored to meet the needs of both consumers and businesses.
      IndyMac (then known as Countrywide Mortgage Investments, Inc.) was founded as a passive mortgage real estate investment trust (“REIT”) in 1985 and transitioned its business model to become an active, operating mortgage lender in 1993. In response to the global liquidity crisis in the fourth quarter of 1998 in which many non-regulated financial institutions, mortgage lenders and mortgage REITs were adversely impacted or did not survive, we determined that it would be advantageous to become a depository institution. The depository structure provides significant advantages in the form of diversified financing sources, the retention of capital to support growth, and a strong platform for the origination of mortgages. Accordingly, effective January 1, 2000, we terminated our status as a REIT and converted to a fully taxable entity, and, on July 1, 2000, we acquired SGV Bancorp, Inc. (“SGVB”), which then was the parent of First Federal Savings and Loan Association of San Gabriel Valley, a federal savings association. We contributed substantially all of our assets and operations to the subsidiary savings association, which we renamed IndyMac Bank.
      On July 16, 2004, we completed the acquisition of 93.75% of the outstanding shares of common stock of Financial Freedom Holdings, Inc. (“FFHI”), the leading provider of reverse mortgages in the United States of America, and the related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of approximately $84.6 million. The remaining shares of the common stock of FFHI, constituting 6.25% of the outstanding shares of common stock, were held by its chief executive officer after the acquisition. The acquisition was consummated as FFHI’s focus on the reverse mortgage industry aligns well with our strategy to increase market share by offering niche mortgage products and servicing a broad customer base. In November 2004, as part of an internal reorganization, FFHI merged into its then wholly owned subsidiary Financial Freedom Senior Funding Corporation (collectively with FFHI, “Financial Freedom”). As a result of the merger, the Company owns 93.75%, and Financial Freedom’s chief executive officer owns 6.25%, of the outstanding shares of common stock of Financial Freedom. Financial Freedom currently operates as a subsidiary of IndyMac Bank.

      References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “IndyMac,” or the “Company” refer to the parent company and its consolidated subsidiaries.
BUSINESS MODEL
      IndyMac’s hybrid thrift/mortgage banking business model is the framework for our corporate structure. Our primary business is the origination of and investment in single-family residential mortgage assets. A mortgage banking company originates mortgage loans for sale to investors, and services such loans on an on-going basis for the investors. As such, a mortgage banking company has a higher asset turnover rate than a traditional savings and loan association, and generates a higher portion of its income from gains on the sale of loans and servicing fees, and a lower portion from net interest income. Mortgage loan production can also be held on the balance sheet in the form of loans and mortgage-backed securities (“MBS”), similar to a more traditional savings and loan, providing a source of revenues that is designed to be counter-cyclical to mortgage banking revenues. These revenues consist primarily of interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of prime mortgage and home equity loans, as well as mortgage servicing rights, to achieve greater balance between its mortgage banking activities and its core investing activities. We believe that our investing activities will increasingly serve to stabilize IndyMac’s core income.
      The mortgage market is a trillion-dollar industry, with mortgages outstanding growing an average of 7 to 8 percent annually over the last several decades. IndyMac’s long-term strategy focuses on gaining a larger share of the mortgage origination market without compromising profitability goals. During 2004, we successfully executed our strategy and reached a record level of production while the market volume declined 25%. According to the National Mortgage News, by the fourth quarter of 2004, we were one of the top 12 originators of mortgage loans in the United States of America and our market share was 1.71%. During 2004, our market share approximated 1.33% based on our mortgage loan origination volume of $37.9 billion, a 73% increase from our market share of 0.77% in 2003. We will continue to leverage our mortgage-banking infrastructure, increase our marketing and sales efforts, and expand our geographic presence in an effort to gain additional market share in the future. To complement our mortgage banking activities, we will continue to add high quality single-family residential and home equity loans or securities backed by these loans to the investment portfolio to help mitigate fluctuations in earnings during the mortgage origination cycle.
      We offer many types of home mortgage products using a technology-based approach, leveraged across multiple products, channels and customers. We serve a wide range of customers, including consumers, mortgage brokers, mortgage bankers, community financial institutions, homebuilders, and real estate professionals. The environment of historically low interest rates over the past several years has been very favorable for mortgage lenders who effectively hedged their mortgage servicing rights. Consumers continued to refinance existing loans and historically low mortgage rates opened the door for home ownership to many first time buyers. The Mortgage Bankers Association forecasts a modest increase in interest rates in 2005 with total origination volume decreasing 11% to $2.5 trillion, while the purchase mortgage originations will continue strong and remain near the 2004 level. Given the significant industry transition, forecasting continues to be difficult. We currently expect EPS to be approximately $4.05 per share in 2005 before the implementation of FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires the expensing of stock options. This forecast reflects an increase of 19% from the $3.40 per share earned on a pro forma basis in 2004. We estimate that the implementation of stock option expensing will reduce EPS by approximately $0.12 in 2005, resulting in a full year forecast of $3.93 per share, including the expensing of stock options. However, the economy, interest rates and our industry remain volatile and as a result, our actual results could vary by as much as ten percent from this forecast.
MORTGAGE BANKING ACTIVITIES
      We offer single-family residential mortgage products in all 50 states using a technology-based approach. Our ability to leverage our technology investment over multiple channels, products and customers creates an efficient, low-cost operating platform. Our Internet-based, e-MITS platform is an automated loan submission, underwriting, and risk-based pricing system that allows any of our mortgage loan customers, both business and consumer, to conduct business with us electronically through our mortgage loan Internet sites. During 2004, 63.7% of the loan balance of mortgage loans we acquired was processed through e-MITS.
      We provide our mortgage banking customers with a range of choices designed to meet their financial needs. Our broad product line includes adjustable-rate mortgages (“ARMs”) offering borrowers multiple payment options, and fixed-rate mortgages, both conforming and non-conforming (a conforming loan is one that falls within the maximum loan size and meets other criteria for inclusion in the guarantee programs of Fannie Mae or Freddie Mac). We also offer subprime loans and reverse mortgages.
      When we have accumulated a sufficient volume of loans with similar characteristics, generally $50 million to $1 billion in principal amount, we sell the loans in the secondary market. The length of time between when we purchase a mortgage loan and when we sell or securitize the mortgage loan generally ranges from 10 to 90 days, depending on factors such as loan volume by product type and market fluctuations in the prices of MBS. On average during 2004, we sold loans within 61 days of purchase or origination.
      We sell the majority of the mortgage loans that we originate or purchase (82% in 2004). The loans are usually sold on a non-recourse basis, but we do make certain representations and warranties concerning the loans. We generally retain the servicing rights with respect to loans sold to the government sponsored enterprises, or GSEs (primarily Fannie Mae and Freddie Mac). The credit losses on these loans are absorbed by the GSEs. We pay guarantee fees to the GSEs to compensate them for their assumption of credit risk. We also sell loans to the Federal Home Loan Bank of San Francisco (“FHLB”), for which we retain the servicing rights. Loans sold to the FHLB typically contain a risk-sharing arrangement in which we benefit from the performance of the loans sold. This benefit is typically less than 10 basis points of the loan amount sold and is recorded as a residual and included as a component of securities classified as trading.
      We also sell loans through private-label securitizations. Loans sold through private-label securitizations consist primarily of non-conforming loans and subprime loans. The securitization process involves the sale of the loans to one of our wholly owned bankruptcy remote special purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support (other than temporary servicing advances) to either the third party investors or securitization trusts. The third party investors or the securitization trusts have no recourse to our assets or us and have no ability to require us to repurchase their securities. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we could be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special purpose entities” which meet the legal isolation criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and are therefore not consolidated for financial reporting purposes. To a lesser extent, we also sell loans on a whole-loan basis to institutional investors with either servicing retained by us or released to the institutional investors.
      In addition to the cash we receive from the sale of MBS, we typically retain certain interests in the securitization trust as payment for the loans. These retained interests may include mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, AAA-rated senior securities, subordinated classes of securities, residual securities, securities associated with prepayment charges on the underlying mortgage loans, cash reserve funds, or an overcollateralization account. Other than AAA-rated interest-only securities, the AAA-rated senior securities, the securities associated with prepayment charges on the underlying mortgage loans, and the MSRs, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. We are entitled to receive payment on most of these retained interests only after the third party investors are repaid their investment plus interest and there is excess cash in the securitization trust. Our ability to obtain repayment of our residual interests depends solely on the performance of the underlying mortgage loans. Material adverse changes in performance of the loans, including actual credit losses and prepayment speeds, may have a significant adverse effect on the value of these retained interests.
      We usually retain the servicing rights for the securitized mortgage loans, as discussed in the description of servicing operations below under the caption “Loan Servicing Operations.” As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of each loan. This servicing fee is calculated and payable on a monthly basis. We may also be entitled to receive additional servicing compensation, such as late payment fees or prepayment charges. Our servicing fees have priority in payment over each class of securities issued by the securitization trusts.
      In addition to securitization trusts, from time to time we use Net Interest Margin (“NIM”) trusts to securitize our interest in residual securities and securities associated with prepayment charges on the underlying mortgage loans from prior or recently completed securitization transactions. NIM trusts issue notes to outside investors secured by the residual securities and securities associated with prepayment charges on the underlying mortgage loans we contribute to the trusts. The cash proceeds from the sale of the NIM notes to investors are paid to us as payment for the securities. The NIM notes are obligations of the NIM trusts and are collateralized only by the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We are not obligated to make any payments on the NIM notes. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We receive cash flows from our retained interests in the NIM trusts once the NIM notes issued to the investors are fully paid off. At December 31, 2004, these NIM trusts held assets valued at $142.6 million and our retained interests in these NIM trusts are valued at $42.5 million. Our retained interests in the NIM trusts are included as a component of securities classified as trading securities on our consolidated balance sheets.
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
INVESTING AND HELOC ACTIVITIES
Investments
      In an effort to generate continuing earnings that are more stable and complement our mortgage banking activities, we invest in single-family residential (“SFR”) mortgage loans, construction loans, home equity lines of credit (“HELOC”), mortgage securities, and MSRs either retained in connection with our mortgage banking activities or purchased in the secondary mortgage market. The strategy of our Investing and HELOC activities is to: 1) leverage and scale infrastructure with prudent mortgage related asset growth to stabilize and diversify company-wide earnings, targeting a return on equity ranging from 15% to 20%; and 2) hedge the interest rate and prepayment risks attendant with servicing-related assets.
      Mortgage loans held for investment are generally originated or acquired through our Mortgage Banking Divisions and transferred to the Investing Divisions. Held for investment loans may also be acquired from third party sellers. Such loans are typically prime loans as the majority of the subprime loans originated are securitized in private transactions or sold to GSEs. The Investing Divisions invest in loans for which they can earn an acceptable return on equity. We are currently investing primarily in ARMs in order to minimize interest rate risk, and to a lesser extent, loan products which we believe the market does not properly price. We may also retain a portion of the loans acquired through our exercise of clean-up calls as these loans are generally high quality, seasoned loans that generate an above-market yield. In addition to the investments in SFR mortgage loans, we also invest in construction financing for single-family residences provided directly to individual consumers, builder construction financing facilities for larger residential subdivision loans, and HELOCs.
      A substantial portion of the servicing-related assets retained by the Investing Divisions are generated in connection with issuances of private-label securities and agency loan sales by our mortgage banking operations. Retained assets typically include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated senior securities, non-investment grade securities and residuals. In addition to retaining assets from our private-label securitizations and agency loan sales, the Investing Divisions also purchase MBS issued by other lenders in the secondary mortgage market. Our investment grade securities include AAA-rated and agency interest-only securities, agency MBS and debentures, and other MBS. In addition to hedging the AAA-rated and agency interest-only securities portfolio, the Investing Divisions also manage and hedge our investment in MSRs. Substantially all MSRs were created in connection with our mortgage banking activities and include both primary and master servicing, as further discussed below. However, we may purchase MSRs from other servicers if we believe the investment will generate appropriate returns.
      The primary sources of revenue for the Investing Divisions are net interest income on loans and securities, service fee income from MSRs, and to a lesser extent, the gain on sale of HELOCs. Valuation changes related to MSRs (subject to lower of amortized cost or fair value limitations), AAA-rated and agency interest-only securities and their related hedges are also recognized through earnings. Periodically, trading gains or losses may also be recognized through earnings, although trading is not a core investing activity.
Loan Servicing Operations
      At December 31, 2004, primarily through our Home Loan Servicing operation in Kalamazoo, Michigan, we serviced $56.0 billion of mortgage loans, of which $50.2 billion was serviced for others. The servicing portfolio includes servicing for prime and subprime loans, HELOCs, reverse mortgages, manufactured housing loans and home improvement loans.
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
SEGMENTS
      IndyMac is structured to achieve synergies among its operations and to enhance customer service, operating through its four main segments, Mortgage Banking Divisions, IndyMac Consumer Bank, Specialty Product Divisions and Investing Divisions. The common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channel in which each operates. Mortgage Banking Divisions provide consumers with single-family permanent mortgage lending through relationships with mortgage professionals — mortgage brokers, mortgage bankers, as well as through community financial institutions, real estate professionals, and consumers. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers through its branch network. Specialty Product Divisions support the production of niche products including construction lending, HELOCs, and reverse mortgages through all of IndyMac’s relationship and consumer direct production channels. The Investing Divisions serve as the main link to customers whose mortgages we service. Through their investments in single-family residential (“SFR”) mortgages,

MBS and MSRs, the Investing Divisions generate core spread and fee income and provide critical support to IndyMac’s mortgage lending operations.
Mortgage Banking Divisions
Mortgage Professionals
      Our largest production channel, mortgage professionals, was responsible for 49% of our total mortgage production during 2004. This group acquires mortgage loans through its relationships with mortgage professionals, including mortgage brokers, mortgage bankers and financial institutions. When originating or purchasing mortgage loans, we generally acquire the rights to “service” the mortgage loans (as described below). When we sell the loans, we may either retain the related servicing rights and service the loans through our Home Loan Servicing division or sell those rights. See “Loan Servicing Operations” above. This group’s production volume includes both purchases and originations. Originations are defined as loans that are generated by the mortgage broker, but closed in our name (also referred to as “table funded” loans).
      This division targets customers based on their loan production volume, product mix and projected revenue to us. The sales force is responsible for maintaining and increasing loan production from these customers by marketing our strengths, which include a “one stop shop” for all products, competitive pricing and response time efficiencies in the loan purchase process through our e-MITS underwriting process and high customer service standards.
      During 2004, to continue our emphasis on increasing production capacity and geographic penetration to build market share, the division opened two new regional centers. With these two new centers, the division currently has nine regional centers. Looking ahead, we plan to add a minimum of six new regional offices over the next five years as a way of increasing geographic penetration to gain market share in target markets, improving customer service, and improving operational efficiencies.
Real Estate Professionals
      Through our LoanWorks® brand, we serve real estate professionals who are interested in cross-selling mortgage loans as an additional service to their home purchase clients. LoanWorks.com allows real estate agents to utilize our Web-based e-MITS technology as their in-house mortgage processing center and their online origination management system.
      Our marketing focus on real estate agents includes participation in local real estate forums, trade shows, seminars and continuing education courses aimed at individual real estate agents, and advertising in national and regional trade publications. Additionally, this division generates single-family residential mortgage loans through subdivision developers. Our strategy includes developing relationships with homebuilders through direct customer contact and program presentations, as well as drawing upon existing construction lending builder relationships and industry contacts. Although this division produces a relatively small volume of mortgage loans, we believe this channel provides a growth opportunity as it leverages our existing technology and infrastructure and recognizes the important role that Realtors and homebuilders play in the home purchase mortgage process.
Web & Direct Mail
      This channel originates retail mortgage loans on a centralized basis using multiple marketing channels, including direct originations through our Web site, which is supported by our e-MITS technology, direct mail, indirect Internet leads provided by various multi-lender sites, direct Internet leads developed through online advertising, and affinity relationships.
      Our website offers a wide range of home loan products directly to consumers nationwide. This site enables consumers to apply for a mortgage loan, obtain loan approvals, lock in an interest rate and receive a printable approval letter, all online, and all within minutes. The website also features online loan status information, daily rate comparisons to major competitors, and a quick mortgage rate pricing tool. Through the telemarket-

ing operations and our Southern California retail banking branch network, loan consultants counsel consumers with respect to the loan application process, process loan applications utilizing our e-MITS technology and make lending decisions.
IndyMac Conduit
      The division is responsible for leveraging our mortgage infrastructure to purchase loans in bulk from mortgage bankers, financial institutions and other capital market participants across the country. Our specialized niche products provide an attractive offering for this customer base. This channel was responsible for 20% of our total mortgage production during 2004.
IndyMac Consumer Bank
      Through our website at www.IndyMacBank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information and pay their bills conveniently from any computer terminal. Consumers can also conduct transactions through our telebanking operation or in one of our Southern California branches. Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificate of deposit accounts, and individual retirement accounts.
Specialty Product Divisions
Consumer Construction
      Our Consumer Construction Lending division offers a variety of residential construction programs and lot financing through our relationship channels and directly to consumers. Through our streamlined e-MITS online application process, the division offers a single-close construction-to-permanent loan that provides borrowers with the funds to build a primary residence or vacation home. Our customers have convenient online access to construction funds and loan information at any time. When the home is completed, the loan automatically converts to a permanent 30- or 15-year loan, which we typically sell, without any additional costs or closing documents required. The product represents a hybrid activity between our portfolio lending and our mortgage banking activities.
Subdivision Financing
      We provide acquisition, development and construction financing for small to large residential subdivision builders in target markets through this division. Local expert account officers work directly with builders in providing financing and overseeing the progress of the financed projects, while our highly automated central operations in Pasadena oversee credit, loan closing and loan administration functions. This division works closely with the Real Estate Professionals division to provide permanent mortgage loans to their customers when they sell the completed residence. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the real estate. Builder construction loans are typically based on Prime interest rates.
HELOC
      IndyMac’s HELOC division specializes in providing HELOC and second mortgages nationwide through direct marketing to homeowners. With a streamlined application process and competitive pricing, this division provides homeowners the ability to easily tap the excess equity in their homes for a variety of uses. With the HELOC product, homeowners have convenient access to their funds using equity checks or a Visa® credit card. IndyMac’s home equity products are available across all IndyMac’s mortgage channels to new and existing mortgage or banking customers.

Financial Freedom
      Through the acquisition of Financial Freedom, we have become the leading provider of reverse mortgages in the United States. Reverse mortgages allow homeowners age 62 and older to convert home equity into cash to supplement their retirement income. The equity may be withdrawn in a lump sum, as annuity-style monthly payments, as a credit line, or any combination thereof. Reverse mortgages offered by us feature: no recourse to the borrower, no repayment during the borrower’s occupancy of the home, and a repayment amount that cannot exceed the value of the home (after costs of sale). With the increased familiarity that senior homeowners and their financial advisors have with this product, and the appreciation of home prices, the reverse mortgage market is expected to grow dramatically.
Investing Divisions
      Our Investing Divisions complement the Company’s mortgage banking activities and serve to diversify the Company’s revenue stream through its investments. The assets included in these divisions are broken down into four main groups:

(1)	SFR mortgage loans, including all single-family residential loans held for investment other than discontinued products.

(2)	Loan servicing & retained assets, which include the following:

•	MSRs, interest-only strips, and residual securities,

•	non-investment grade mortgage backed securities,

•	securities and derivatives, all of which are held as hedges for the divisions’ assets, including principal-only securities, agency debentures, and U.S. treasury bonds, and

•	loans held for sale acquired through the exercise of clean-up calls or through the Company’s customer retention programs.
      (3) MBS, which include AAA-rated agency and private label MBS, and investment-grade securities.
      (4) Discontinued products, which include home improvement and manufactured housing loans.
      In addition to generating revenue for the Company, the Investing Divisions perform the mortgage servicing function, which includes payment processing, customer service, collections, loss mitigations and investor reporting. Select Investing Divisions are also engaged in mortgage banking activities. At December 31, 2004, total assets of our Investing Divisions were $8.4 billion, of which 19% were loan servicing and retained assets, 53% were SFR mortgage loans, 27% were MBS, and 1% were discontinued products. Our policy is that all of our Investing Divisions’ assets, including assets acquired from Mortgage Banking Divisions or IndyMac Consumer Bank, must meet or exceed minimum targeted return requirements. In addition to the Investing Divisions’ investments, certain investing activities also take place in the Mortgage Banking Divisions, Specialty Product Divisions and IndyMac Consumer Bank segments. These activities generate assets which include construction loans and HELOCs.
      For further information on the revenues earned and expenses incurred by each of our segments, refer to “Note 3 — Segment Reporting” included in the Company’s consolidated financial statements incorporated herein.
REGULATION AND SUPERVISION
GENERAL
      As a savings and loan holding company, IndyMac Bancorp is subject to regulation by the Office of Thrift Supervision (“OTS”) under the savings and loan holding company provisions of the Federal Home Owners’ Loan Act (“HOLA”). As a federally chartered and insured savings and loan association, IndyMac Bank is subject to regulation, supervision and periodic examination by the OTS, which is the primary federal regulator of savings associations, and the FDIC, in its role as federal deposit insurer. The primary purpose of regulatory examination and supervision is to protect depositors, financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies. The following summary is not intended to be a complete description of the applicable laws and regulations or their effects on us, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.
REGULATION OF INDYMAC BANK
General
      Both IndyMac Bank and the Company are required to file periodic reports with the OTS concerning our activities and financial condition. The OTS has substantial enforcement authority with respect to savings associations, including authority to bring enforcement actions against a savings association and any of its “institution-affiliated parties,” which term includes directors, officers, employees, controlling shareholders, agents and other persons who participate in the conduct of the affairs of the institution. The FDIC has “backup” enforcement authority over us and has the power to terminate a savings association’s FDIC deposit insurance. In addition, we are subject to regulations of the Federal Reserve Board relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, and availability of funds for deposit customers.
Qualified Thrift Lender Test
      Like all savings and loan holding company subsidiaries, IndyMac Bank is required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on our operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on our ability to branch interstate and IndyMac Bancorp’s mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings association satisfies the QTL test if: (i) on a monthly average basis, for at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. IndyMac Bank is currently, and expects to remain, in compliance with QTL standards.
Regulatory Capital Requirements
      OTS capital regulations require savings associations to satisfy three sets of capital requirements: tangible capital, Tier 1 (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), less goodwill and other disallowed assets. An association’s ratio of Tier 1 capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances, risk profile, or growth rate of a given association. Under the risk-based capital requirement, a savings association must have Tier 1 capital equal to at least 4% of risk-weighted assets and total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative, nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt, preferred stock that does not meet Tier 1 capital requirements, and portions of allowance for loan losses.
      The above capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements for a savings association to be considered a “well-capitalized institution” as defined in the “prompt corrective action” regulation described below. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. IndyMac Bank currently meets, and expects to continue to meet, all of the requirements of a “well-capitalized institution.”
      The OTS regulations include prompt corrective action provisions that require certain remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.
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
Capital Distribution Regulations
      OTS regulations limit “capital distributions” by savings associations, which include, among other things, dividends and payments for stock repurchases. A savings association that is a subsidiary of a savings and loan holding company must notify the OTS of a capital distribution at least 30 days prior to the proposed declaration of dividend or the approval by the association’s board of directors of the proposed capital distribution. The 30-day period provides the OTS with an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.
      An application to the OTS for specific approval to pay a dividend, rather than the notice procedure described above, is required if: (a) the total of all capital distributions made during a calendar year (including the proposed distribution) exceeds the sum of the institution’s year-to-date net income and its retained income for the preceding two years, (b) the institution is not eligible under OTS regulations for “expedited treatment” (which is generally available to institutions the OTS regards as well run and adequately capitalized), (c) the institution would not be at least “adequately capitalized” following the proposed capital distribution, or (d) the distribution would violate an applicable statute, regulation, agreement, or written condition imposed on the institution by the OTS.
Community Reinvestment Act and the Fair Lending Laws
      Savings associations are examined under the Community Reinvestment Act (“CRA”) and related regulations of the OTS on the extent of their efforts to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act, together known as the “Fair Lending Laws,” prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. Enforcement of these regulations has been an important focus of federal regulatory authorities and of community groups in recent years. A failure by IndyMac Bank to comply with the provisions of the CRA could, at a minimum, result in adverse action on branch and certain other corporate applications, and regulatory restrictions on our activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. IndyMac Bank received an overall “Satisfactory” rating during our most recent CRA evaluation.
Privacy Protection
      The OTS has adopted privacy protection regulations which require each savings association to adopt procedures to protect consumers’ and customers’ “nonpublic personal information.” It is IndyMac Bank’s policy not to share customers’ information with any unaffiliated third parties, except as expressly permitted by law, or to allow third party companies to provide marketing services on our behalf, or under joint marketing agreements between us and other unaffiliated financial institutions. In addition to federal laws and regulations, we are required to comply with any privacy requirements prescribed by California and other states in which we do business that afford consumers with protections greater than those provided under federal law.
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
EMPLOYEES
      As of December 31, 2004, we had 5,323 full-time equivalent employees, including 673 temporary employees. We believe that we have generally good relations with our employees.
COMPETITION
      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 1.71% based on the fourth quarter 2004 mortgage production. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.
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
ITEM 2.     PROPERTIES
      Our significant leased properties are as follows:

		Approximate	Principal Lease
Purpose	Location	Square Feet	Expiration

Corporate Headquarters/ Administration	Pasadena, California	193,000	2010
Corporate Headquarters/ Administration*	Pasadena, California	83,000	2016
Corporate Headquarters/ Administration, Legal, Compliance — Financial Freedom	Irvine, California	22,000	2005
Mortgage Banking, Legal/ Administration	Irvine, California	12,000	2005
Mortgage Banking	Ontario, California	10,000	2009
Mortgage Banking	Chicago, Illinois	5,000	2005
Home Loan Servicing — Customer Service and Loan Administration	Kalamazoo, Michigan	38,000	2008
Home Loan Servicing — Master Servicing and Investor Reporting	Pasadena, California	36,000	2007
Web & Direct Mail Headquarters/ Operations, Legal/ Administration	Irvine, California	138,000	2012
Regional Mortgage Banking Center, Consumer Direct Operations and Sales	Kansas City, Missouri	53,000	2009
Regional Mortgage Banking Center	Sacramento, California	27,000	2006
Regional Mortgage Banking Center	Atlanta (Norcross), Georgia	50,000	2009
Regional Mortgage Banking Center	Scottsdale, Arizona	13,000	2005
Regional Mortgage Banking Center	Marlton, New Jersey	35,000	2006
Regional Mortgage Banking Center	Columbia, South Carolina	27,000	2006
Regional Mortgage Banking Center	Dallas (Irving), Texas	41,000	2008
Regional Mortgage Banking Center	Seattle (Bellevue), Washington	31,000	2008

		Approximate	Principal Lease
Purpose	Location	Square Feet	Expiration

Eastern Operations Center — Financial Freedom	Atlanta, Georgia	22,000	2010
Western Operations Center — Financial Freedom	Sacramento (Roseville), California	16,000	2009
Loan Servicing, Accounting and Finance — Financial Freedom	San Francisco, California	12,000	2008
Consumer Bank Retail Operations**	15 locations in Southern California	66,000	2005-2012
Other Sales Offices and Locations	44 locations in various states	30,000	2005-2010

*	Commencing in 2005

**	7 leases commencing in 2005
      In addition to the above leased office space, we own the building that houses our mortgage banking headquarters, located in Pasadena, California, totaling 265,000 square feet. We also own a building in La Mirada, California with 16,500 square feet, which houses our information technology data center. We own an additional 4 retail banking properties, containing an aggregate of approximately 56,000 square feet, located in Southern California.

ITEM 3.	LEGAL PROCEEDINGS
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. Due to the difficulty of predicting the outcome of such actions, the Company can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Corporation and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of shareholders during the quarter ended December 31, 2004.
PART II

ITEM 5.	MARKET FOR INDYMAC BANCORP, INC.’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK INFORMATION
      IndyMac Bancorp Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “NDE.”

      The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of IndyMac Bancorp Inc.’s common stock for the years ended December 31, 2004 and 2003.

	2004		2003

	High($)	Low($)	High($)	Low($)

First Quarter	36.86	29.30	20.51	17.65
Second Quarter	37.44	29.21	26.96	19.00
Third Quarter	37.01	30.83	27.33	21.17
Fourth Quarter	38.10	30.87	31.97	23.20
ISSUANCE OF COMMON STOCK
      On June 8, 2004, we issued 3,200,000 shares of common stock at a market price of $31.75 through a public offering. On July 12, 2004, we issued an additional 130,000 shares of common stock at a market price of $31.75 upon the exercise of the underwriters’ over-allotment option. The cash proceeds of $96.25 million from the initial closing, net of expenses, were recorded as equity during the second quarter of 2004. The cash proceeds from the exercise of the over-allotment option, net of expenses, of $3.9 million were recorded as equity during the third quarter of 2004. Certain of the proceeds were used to finance the acquisition of Financial Freedom and the remaining proceeds have been used for general corporate purposes, including, but not limited to, continued asset growth for IndyMac Bank.
SHARE REPURCHASE ACTIVITIES
      In June 1999, our Board of Directors approved a $100.0 million share repurchase program, which was subsequently increased by the Board to $500.0 million. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide Financial Corporation, Inc. (“Countrywide”), which was not a part of our share repurchase program. From the share repurchase program’s inception through December 31, 2002, we repurchased 28 million shares in open market transactions and from Countrywide at an average price of approximately $18.02 per share, for an aggregate investment of $504.4 million. At December 31, 2004, we had $63.6 million of remaining capacity to repurchase shares under the current authorization from the Board of Directors. No share repurchases under the share repurchase program have been made since December 31, 2002.

      From time to time, we also repurchase shares from certain employees and officers at the then-current market price under the Company’s stock incentive plans. The following table summarizes the share repurchase activities from our employees and officers during 2004, as well as the information during the same period regarding our publicly announced share repurchase program described above:

				Maximum Approximate
			Total Number of	Dollar Value (in
			Shares Purchased as	millions) of Shares
			Part of Publicly	that May Yet Be
	Number of	Weighted Average	Announced Plans or	Purchased Under the
Period	Shares(1)	Price Per Share	Programs	Plans or Programs(2)

January 1, 2004 — January 31, 2004	15,275	$29.84	—	$63.6
February 1, 2004 — February 29, 2004	—	—	—	63.6
March 1, 2004 — March 31, 2004	2,177	35.23	—	63.6

First Quarter Total	17,452	30.51	—

April 1, 2004 — April 30, 2004	—	—	—	63.6
May 1, 2004 — May 31, 2004	—	—	—	63.6
June 1, 2004 — June 30, 2004	—	—	—	63.6

Second Quarter Total	—	—	—

July 1, 2004 — July 31, 2004	314	31.36	—	63.6
August 1, 2004 — August 31, 2004	—	—	—	63.6
September 1, 2004 — September 30, 2004	—	—	—	63.6

Third Quarter Total	314	31.36	—

October 1, 2004 — October 31, 2004	1,236	36.75	—	63.6
November 1, 2004 — November 30, 2004	—	—	—	63.6
December 1, 2004 — December 31, 2004	256	32.25	—	63.6

Fourth Quarter Total	1,492	35.98	—

Year Total	19,258	$30.97	—

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s stock incentive plans at the then-current market prices.

(2)	Our Board of Directors approved a $100.0 million share repurchase program in June of 1999, which was subsequently increased by the Board to $500.0 million. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide, which was not a part of our share repurchase program.
      As of February 18, 2005, 62,165,649 shares of IndyMac Bancorp Inc.’s common stock were held by approximately 1,787 shareholders of record.
DIVIDEND POLICY
      IndyMac’s Board of Directors initiated a dividend policy in 2003. Since that time IndyMac has successfully increased its dividend payout ratio to be more in line with other financial institution payout ratios, which range from 30% to 50%. Looking forward, IndyMac expects to continue to increase its dividend at the discretion of the Board of Directors based on IndyMac’s operating performance and financial position. As a result, IndyMac expects to increase future dividends within a targeted range between IndyMac’s long-term earnings per share growth goal of 15% and its historical earnings per share growth rate of 26% since 1992 under current management.

      Cash dividends declared were as follows during 2004 and 2003:

	Dividend	Dividend
	per share	payout ratio(1)

First Quarter 2004	$0.25	36%
Second Quarter 2004	$0.30	33%
Third Quarter 2004	$0.32	36%
Fourth Quarter 2004	$0.34	37%
First Quarter 2003	$0.10	15%
Second Quarter 2003	$0.10	14%
Third Quarter 2003	$0.15	17%
Fourth Quarter 2003	$0.20	27%

(1)	Dividend payout ratio for the second, third, and fourth quarters of 2004 was calculated using the dividend declared divided by pro forma diluted earnings per share of $0.90, $0.88, and $0.91, respectively. The pro forma diluted earnings per share for the second quarter 2004 excludes the $52.2 million, before-tax, negative impact on gain on sale of loans as a result of the adoption of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”) on April 1, 2004. For the third and fourth quarters of 2004, the diluted earnings per share excludes the carry over SAB No. 105 impact of $5.1 million, before-tax, and $2.2 million, before-tax, respectively, as well as the purchase accounting adjustments of $6.0 million, before-tax, and $1.9 million, before-tax, respectively, related to the Financial Freedom acquisition in July 2004. See ITEM 6. SELECTED FINANCIAL DATA for further discussions on SAB No. 105 adjustments and purchase accounting adjustments from the Financial Freedom acquisition. The diluted earnings per share calculated in accordance with generally accepted accounting principles were $0.38, $0.78, and $0.87 for the second, third and fourth quarters of 2004, respectively.
      In 2004 and 2003, we funded the payment of dividends primarily from the cash on hand at the Company. The future principal source of funds for the dividend payments is anticipated to be the dividends we will receive from IndyMac Bank. The payment of dividends by IndyMac Bank is subject to regulatory requirements and review. See the “Capital Distribution Regulations” section on page 14 for further information.
EQUITY COMPENSATION PLANS INFORMATION
      The equity compensation plans information required by this Item 5 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA
      On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”). In SAB No. 105, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. Profits inherent in the rate lock will be recognized at the time of the sale of the underlying loan. The Company adopted this standard effective April 1, 2004, which affected the second quarter 2004 gain on sale of loans with a negative impact of $52.2 million before-tax, and had carryover impact of $5.1 million before-tax, and $2.2 million before-tax on the earnings of the third and fourth quarters of 2004, respectively. Since all loans that were rate locked prior to April 1, 2004, have been sold, SAB No. 105 will no longer have a negative impact on earnings in 2005.
      Additionally, on July 16, 2004, the Company acquired 93.75% of the outstanding shares of common stock of FFHI and related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of $84.6 million. FFHI was merged into its then wholly owned subsidiary in November 2004, with the surviving entity referred to as Financial Freedom, and now IndyMac Bank owns 93.75%, and the chief executive officer of Financial Freedom owns 6.25% of the outstanding shares of common stock of Financial Freedom. The acquisition from Lehman Brothers Bank, F.S.B. was accounted for using the purchase accounting method and the results of Financial Freedom’s operations have been included in the consolidated financial statements since the acquisition date. As part of the allocation of the purchase price, we recorded loans held for sale and the loan application pipeline at their fair values at the acquisition date. By allocating a portion of the purchase price to these assets, we increased the cost basis of loans that are subsequently sold. This increased cost basis decreases the gain on sale when the related loans are sold. We allocated a total of $7.9 million in purchase price to the loan portfolio and loan application pipeline. Of this amount, $6.0 million was recognized as the related loans were sold during the third quarter of 2004, and $1.9 million was recognized in the fourth quarter of 2004.
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

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Operating Results for the Year
Interest income	$767,608	$575,841	$477,104	$544,940	$442,750
Interest expense	362,546	264,904	267,816	342,318	283,355

Net interest income before provision for loan losses	405,062	310,937	209,288	202,622	159,395
Provision for loan losses	8,170	19,700	16,154	22,022	15,974
Net gain (loss) on sale of loans	363,813	387,311	300,800	229,444	123,637
Other income (loss), net	43,669	29,591	81,372	88,096	70,040

Net revenues	804,374	708,139	575,306	498,140	337,098
Total other expenses	522,078	425,457	345,146	281,593	196,018

Earnings before provision for income taxes and minority interests	282,296	282,682	230,160	216,547	141,080
Provision for income taxes(2)	111,507	111,379	86,767	89,974	23,154
Minority interests	267	—	—	—	—

Earnings before cumulative effect of a change in accounting principle	170,522	171,303	143,393	126,573	117,926
Cumulative effect of a change in accounting principle	—	—	—	(10,185)	—

Net earnings	$170,522	$171,303	$143,393	$116,388	$117,926

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Operating Results for the Year Excluding the Effect of the Change in Accounting Principle and the Effect of Purchase Accounting Adjustment
Net gain (loss) on sale of loans(1)	$431,226	$387,311	$300,800	$229,444	$123,637
Net revenues(1)	871,787	708,139	575,306	498,140	337,098
Earnings before provision for income taxes and minority interests(1)	349,709	282,682	230,160	216,547	141,080
Provision for income taxes(1)	138,136	111,379	86,767	89,974	23,154
Net earnings(1)	$211,306	$171,303	$143,393	$116,388	$117,926
Per Share Data
Basic earnings per share before cumulative effect of a change in accounting principle	$2.87	$3.10	$2.47	$2.07	$1.73
Diluted earnings per share before cumulative effect of a change in accounting principle	$2.74	$3.01	$2.41	$2.00	$1.69
Pro forma basic earnings per share(1)	$3.55	$3.10	$2.47	$2.07	$1.73
Pro forma diluted earnings per share(1)	$3.40	$3.01	$2.41	$2.00	$1.69
Dividends declared per share	$1.21	$0.55	$—	$—	$—
Dividends payout ratio (1,3)	35.59%	18.27%	—	—	—
Book value per share at December 31	$20.39	$17.93	$15.50	$14.00	$11.71
Closing price per share	$34.45	$29.79	$18.49	$23.38	$29.50
Average Common Shares (in thousands)
Basic	59,513	55,247	58,028	60,927	68,343
Diluted	62,152	56,926	59,592	63,191	69,787
Shares Outstanding at December 31 (in thousands)	61,995	56,760	54,829	60,366	62,176
Performance Ratios
Return on average equity(1)	18.34%	18.30%	16.60%	15.27%	14.54%
Return on average assets(1)	1.25%	1.46%	1.80%	1.64%	2.42%
Net interest income to pretax income after minority interest (before cumulative effect of a change in accounting principle)(1)	115.92%	110.00%	90.93%	93.57%	112.98%
Average cost of funds	2.48%	2.74%	4.14%	5.53%	7.11%
Net interest margin	2.61%	2.91%	2.89%	3.09%	3.50%
Efficiency ratio (1,4)	59%	58%	58%	53%	55%
Capital to net revenue ratio (1,5)	130.93%	128.61%	146.04%	146.54%	229.71%
Capital adjusted efficiency ratio (1,6)	78%	75%	85%	78%	126%
Operating expenses to loan production	1.33%	1.41%	1.65%	1.59%	1.92%

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Balance Sheet Data at December 31
Securities	$3,689,471	$1,837,606	$2,339,093	$1,564,359	$1,154,303
Loans held for sale, net	4,445,572	2,573,248	2,227,683	2,080,763	1,420,772
Loans held for investment, net	6,696,862	7,396,540	3,910,887	2,938,657	2,560,885
Mortgage servicing rights	640,794	443,688	300,539	321,316	211,127
Total assets	16,825,644	13,240,391	9,574,454	7,497,311	5,740,204
Deposits	5,743,479	4,350,773	3,140,502	3,238,864	797,935
Advances from Federal Home Loan Bank	6,162,000	4,934,911	2,721,783	1,999,378	1,264,457
Borrowings	2,947,036	2,438,451	2,491,715	1,053,670	2,850,189
Trust preferred securities	215,205	183,643	116,819	116,287	—
Shareholders’ equity	1,263,971	1,017,431	849,965	845,138	727,893
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$15,520,859	$10,674,704	$7,230,156	$6,567,140	$4,554,903
Average equity	$1,152,115	$936,070	$863,776	$762,261	$811,039
Debt to equity ratio(7)	12.3:1	12.0:1	10.3:1	7.9:1	6.9:1
Core capital ratio(8)	7.66%	7.56%	8.70%	9.16%	8.27%
Risk-based capital ratio(8)	12.02%	12.29%	14.03%	14.59%	12.26%
Average equity to average assets	6.83%	7.99%	10.86%	10.71%	16.64%
Equity to total assets at year end	7.51%	7.68%	8.88%	11.27%	12.68%
Non-performing assets to total assets	0.73%	0.76%	1.05%	1.55%	1.98%
Allowance for loan losses to total loans held for investment	0.78%	0.71%	1.28%	1.93%	2.25%
Allowance for loan losses and other credit reserves to non-performing loans	61.62%	87.17%	90.73%	66.95%	66.79%
Allowance for loan losses to net charge-offs	667.48%	295.49%	219.80%	247.81%	541.33%
Provision for loan losses to net charge-offs	103.10%	110.57%	69.95%	94.58%	146.66%
Provision for loan losses to net charge-offs (core loan portfolio)(9)	89.98%	150.67%	95.56%	79.11%	423.45%
Other Selected Items
Loans serviced for others (in millions)(10)	50,219	30,774	28,376	24,471	19,487
Loan production(11)	39,048	30,036	20,882	17,549	10,097
Loans sold	$31,036	$23,176	$16,825	$13,901	$7,524
Net margin on sale of loans(1)	1.39%	1.67%	1.79%	1.65%	1.64%

(1)	For the year ended December 31, 2004, the data is presented on a pro forma basis excluding the effect of change in accounting principle for rate lock commitments under SAB No. 105 effective April 1, 2004, and for the impact of the purchase accounting adjustments for Financial Freedom. The SAB No. 105 impact for the year ended December 31, 2004 was $59.5 million. Additionally, the impact of the purchase accounting adjustment for Financial Freedom totaled $7.9 million before-tax. A full reconcili-

ation between the pro forma and GAAP amounts, with the relevant performance ratios, is included at page 27.

(2)	The provision for income taxes in 2000 was reduced by a one-time tax benefit totaling $36.1 million due to the termination of our REIT status.

(3)	Dividends declared per common share as a percentage of diluted earnings per share.

(4)	Defined as operating expenses divided by net interest income and other income.

(5)	Average equity divided by net interest income and other income.

(6)	Efficiency ratio multiplied by the capital to net revenue ratio.

(7)	Debt includes deposits.

(8)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk-based capital ratio is based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

(9)	Represents the total loan portfolio excluding amounts of loans from discontinued product lines.

(10)	Represents the unpaid principal balance on loans sold with servicing retained by IndyMac.

(11)	Includes newly originated commitments on construction loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
      IndyMac is a leading hybrid thrift/mortgage banking company. We offer a wide range of home mortgage products to a broad customer base using a technology-based approach. IndyMac is structured to achieve synergies among its operations and to enhance customer service. We are now operating through four main segments: Mortgage Banking Divisions, IndyMac Consumer Bank, Specialty Product Divisions and Investing Divisions. The common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channel in which each operates. Mortgage Banking Divisions provide consumers with single-family permanent mortgage lending through relationships with mortgage professionals — mortgage brokers, mortgage bankers, as well as through community financial institutions, real estate professionals, and consumers. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers through its branch network. Specialty Product Divisions support the production of niche products including construction lending, HELOCs, and reverse mortgages through all of IndyMac’s relationship and consumer direct production channels. The Investing Divisions serve as the main link to customers whose mortgages we service. Through its investments in SFR mortgages, MBS and MSRs, the Investing Divisions generate core spread and fee income and provide critical support to IndyMac’s mortgage lending operations.
      Our operating activities primarily consist of three broad categories: mortgage banking activities, investing activities and HELOC activities. All of these activities are performed to varying degrees by each of our main segments as shown in the tables that follow. Mortgage banking activities are characterized by high asset turnover (the production and sale of mortgage loans) and efficient utilization of capital but can be cyclical in nature depending on interest rates. Revenues generated by mortgage banking activities include gain on sale of mortgage loans, fee income and net spread (interest) income during the period loans are held pending sale. Investing and HELOC activities tend to provide a source of revenues that is generally counter-cyclical to mortgage banking revenues, comprised primarily of net interest income and servicing fees. IndyMac is strategically focused on increasing the relative size of its portfolios of mortgage loans, securities, and mortgage servicing and investments in HELOC-related assets to achieve greater balance between its mortgage banking activities and its core investing activities. We believe that our investing activities have and will continue to stabilize IndyMac’s core income. In addition to its revenue contribution, the Investing Divisions perform the mortgage servicing function, which includes payment processing, customer service, default management and reporting to investors in our securitizations. The mortgage servicing function creates added opportunities to retain customers when the interest rate environment makes it attractive for them to refinance and to cross-market customers with other Company products. Default management, which includes the processes of collections, loss mitigation, foreclosure, bankruptcy, and foreclosed assets management, enables IndyMac to proactively manage credit risk for the Company and its investors in its securities. See “Item 1. Business” for further descriptions of our operating segments.
      Record revenues, earnings and earnings per share, on a pro forma basis, as a result of record level mortgage production, characterized IndyMac’s overall results for the year ended December 31, 2004. The Company’s mortgage production achieved a new record level of $37.9 billion for 2004, and increased our mortgage industry market share to 1.33% for the year, up 73% from 2003 and by the fourth quarter of 2004, our market share was 1.71%(1) based on the MBA’s Mortgage Finance Forecast dated January 27, 2005, up

(1)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all of our channels (the numerator) divided by the MBA’s estimate of the overall mortgage market (the denominator) per their January 27, 2005 Mortgage Finance Forecast. As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with their methodologies for reporting market share of IndyMac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise in the absolute sense, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

71% from the market share of approximately 1.00% for the fourth quarter of 2003. For the year ended December 31, 2004, IndyMac earned $211.3 million, or $3.40 per share on a pro forma basis excluding the change in accounting for rate locks pursuant to SAB No. 105 and the purchase accounting adjustment for the acquisition of Financial Freedom, compared to $171.3 million, or $3.01 per share during the year ended December 31, 2003. On a GAAP basis, the Company earned $170.5 million, or $2.74 per share, during the year ended December 31, 2004. In addition, in line with our strategic objectives, the Company continued to deploy capital to facilitate balance sheet growth and achieved record total assets of $16.9 billion as of December 31, 2004.
      The following table provides a reconciliation of IndyMac’s GAAP results including the SAB No. 105 accounting change and the purchase accounting adjustment, and on a pro forma basis excluding these two items:

	Year Ended

	December 31,		December 31,	December 31,	December 31,
	2004		2004	2003	2002
	GAAP	Adjustments(1)	Pro Forma	GAAP	GAAP

	(Dollars in thousands, except per share data)
Net interest income after provision for loan losses	$396,892	$—	$396,892	$291,237	$193,134
Gain on sale of loans	363,813	67,413	431,226	387,311	300,800
Other income	43,669	—	43,669	29,591	81,372

Net revenues	804,374	67,413	871,787	708,139	575,306
Other expenses	522,078	—	522,078	425,457	345,146
Income taxes	111,507	26,629	138,136	111,379	86,767
Minority Interest	267	—	267	—	—

Net earnings	$170,522	$40,784	$211,306	$171,303	$143,393

Diluted earnings per share	$2.74	$0.66	$3.40	$3.01	$2.41

(1)	The pro forma results for the year ended December 31, 2004 were prepared by adding to GAAP earnings the amount of additional gain on sale revenue related to rate locks ($59.5 million) that the Company would have recognized had SAB No. 105 not been adopted as of April 1, 2004. In addition, pro forma results for year ended December 31, 2004 also reflect the amount of gain on sale revenue ($7.9 million) that was reduced for GAAP purposes by the higher cost basis in certain loans that were sold by Financial Freedom during the year. This higher cost basis was created by the allocation at the closing of a portion of the purchase price paid for Financial Freedom to the acquired loans held for sale and the loan application pipeline. The pro forma results are not necessarily indicative of the results that would have been reported had SAB No. 105 been applied to all previous periods.
      The following tables summarize the Company’s financial results for the year ended December 31, 2004, illustrating the revenues earned in its mortgage banking activities, investing and HELOC activities by each of its operating segments. The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Operating segments that originate mortgage loans are credited with gain on sale at funding based on the estimated fair value. Any difference between the actual gain on sale realized and the estimate is credited or charged to the operating segment in the period the loan is sold or transferred to the held for investment portfolio. Differences between the gain on sale credited to the operating segments and the consolidated gain on sale due to timing of loan sales or transfers to the held for investment portfolio are eliminated in consolidation. The Company uses a funds transfer pricing (“FTP”) system to allocate interest income and expense to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the segment’s assets. IndyMac Consumer Bank receives a funding credit for deposits using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury Group. Corporate overhead costs related to managing the Company as a whole are not allocated to the operating segments.

      The following table summarizes the segment financial highlights for the year ended December 31, 2004:

	Mortgage	IndyMac	Specialty			Total		Total
	Banking	Consumer	Product	Investing		Company		Company
	Divisions	Bank	Divisions	Divisions	Other	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$129,107	$1,718	$16,561	$25,533	$—	$172,919	$—	$172,919
Gain (loss) on sale of loans	326,597	3,710	64,420	45,625	(11,413)	428,939	(67,413)	361,526
Other income	45,374	1,063	10,312	459	(985)	56,223	—	56,223

Net revenues (expense)	501,078	6,491	91,293	71,617	(12,398)	658,081	(67,413)	590,668
Operating expenses	263,677	8,472	21,296	5,091	369	298,905	—	298,905

Pretax income (loss)	237,401	(1,981)	69,997	66,526	(12,767)	359,176	(67,413)	291,763

Investing Activities
Net interest income	—	—	74,512	139,110	8,350	221,972	—	221,972
Provision for loan losses	—	—	(3,079)	(5,397)	(3)	(8,479)	—	(8,479)
Service fee income (expense)	—	—	2,644	(31,281)	14,437	(14,200)	—	(14,200)
(Loss) gain on sale of securities	—	—	—	(29,262)	5,458	(23,804)	—	(23,804)
Other income	—	—	6,968	5,999	2,929	15,896	—	15,896

Net revenues	—	—	81,045	79,169	31,171	191,385	—	191,385
Operating expenses	—	—	45,049	45,530	—	90,579	—	90,579

Pretax income	—	—	35,996	33,639	31,171	100,806	—	100,806

HELOC Activities
Net interest income	24,986	1,088	2,603	114	—	28,791	—	28,791
Provision for loan losses	(169)	(12)	490	—	—	309	—	309
Gain on Sale of loans	1,768	136	306	77	—	2,287	—	2,287
Service fee income	—	—	1,747	—	—	1,747	—	1,747
Other income	3,463	165	1,156	3	—	4,787	—	4,787

Net revenues	30,048	1,377	6,302	194	—	37,921	—	37,921
Operating expenses	3,254	185	5,877	231	—	9,547	—	9,547

Pretax income	26,794	1,192	425	(37)	—	28,374	—	28,374

Financing and Other Activities
Net interest income (loss)	—	32,817	—	—	(51,437)	(18,620)	—	(18,620)
Other income	—	2,563	—	—	457	3,020	—	3,020

Net revenues (expense)	—	35,380	—	—	(50,980)	(15,600)	—	(15,600)
Operating expenses	—	20,187	—	—	103,127	123,314	—	123,314

Pretax income (loss)	—	15,193	—	—	(154,107)	(138,914)	—	(138,914)

Total pretax income (loss)	264,195	14,404	106,418	100,128	(135,703)	349,442	(67,413)	282,029

Net income (loss)	$159,839	$8,713	$64,384	$60,577	$(82,207)	$211,306	$(40,784)	$170,522

Ratios
Percentage of average total assets	29%	1%	15%	50%	5%	100%		100%
Percentage of total revenue	61%	5%	20%	17%	(3)%	100%		100%
Percentage of pretax income	76%	4%	30%	29%	(39)%	100%		100%
Balance Sheet Data
Average interest-earning assets(1)	$4,797,535	$97,795	$2,547,930	$7,744,045	$333,554	$15,520,859		$15,520,859
Average total assets	$4,894,248	$119,829	$2,610,595	$8,421,413	$824,550	$16,870,635		$16,870,635
Allocated capital	$318,760	$7,456	$203,057	$506,077	$116,765	$1,152,115		$1,152,115
Capital allocated to mortgage banking activities	$254,765	$2,323	$39,060	$25,863	$—	$322,011		$322,011
Capital allocated to investing activities	$—	$—	$149,683	$480,101	$—	$629,784		$629,784
Capital allocated to HELOC activities	$63,995	$3,652	$14,314	$113	$—	$82,074		$82,074
Capital allocated to financing and other activities	$—	$1,481	$—	$—	$116,765	$118,246		$118,246
Allocated capital/average total assets	6.51%	6.22%	7.78%	6.01%	14.16%	6.83%		6.83%
Loans Produced	$30,974,452	$461,997	$6,252,974	$1,358,937	$—	$39,048,360		$39,048,360
Purchase mortgages	39%	26%	73%	8%	—	42%		42%
Cash-out refinance mortgages	44%	56%	21%	12%	—	40%		40%
Rate and term refinance mortgages	17%	18%	6%	80%	—	18%		18%
Performance Ratios
Return on equity (ROE)	50%	117%	32%	12%	—	18.3%		14.8%
ROE — mortgage banking activities	56%	(52)%	108%	156%	—	67%		55%
ROE — investing activities	—	—	15%	4%	—	10%		10%
ROE — HELOC activities	25%	20%	2%	(20)%	—	21%		21%
ROE — financing and other activities	—	621%	—	—	—	(71)%		(71)%
Return on assets (ROA)	3.27%	N/M (2)	2.47%	0.72%	—	1.25%		1.01%
Net interest margin	3.21%	N/M (2)	3.68%	2.13%	—	2.61%		2.61%
Efficiency ratio	50%	67%	40%	33%	—	59%		64%
Capital adjusted efficiency ratio	30%	11%	45%	105%	—	78%		91%
Average Full-Time Equivalent Employees (“FTE”)	2,474	268	629	485	714	4,570		4,570

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

(2)	Not meaningful.

      The following table provides additional detail on the segment results for the Mortgage Banking Divisions for the year ended December 31, 2004:

	Mortgage Banking Divisions

	IndyMac	Mortgage	Real Estate	Web &
	Conduit	Professionals	Professionals	Direct Mail	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$40,504	$66,672	$7,232	$14,699	$129,107
Gain on sale of loans	11,457	241,313	12,630	61,197	326,597
Other (loss) income	(666)	32,829	2,443	10,768	45,374

Net revenues	51,295	340,814	22,305	86,664	501,078
Operating expenses	14,610	154,702	21,030	73,335	263,677

Pretax income	36,685	186,112	1,275	13,329	237,401

Investing Activities
Net interest income	—	—	—	—	—
Provision for loan losses	—	—	—	—	—
Service fee income	—	—	—	—	—
Gain on sale of securities	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

HELOC Activities
Net interest income	3,944	13,960	1,182	5,900	24,986
Provision for loan losses	—	(192)	103	(80)	(169)
Gain on sale of loans	359	1,141	171	97	1,768
Service fee income	—	—	—	—	—
Other income	6	1,897	200	1,360	3,463

Net revenues	4,309	16,806	1,656	7,277	30,048
Operating expenses	691	1,456	161	946	3,254

Pretax income	3,618	15,350	1,495	6,331	26,794

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax income	40,303	201,462	2,770	19,660	264,195

Net income	$24,383	$121,886	$1,675	$11,895	$159,839

Ratios
Percentage of assets	6%	17%	2%	4%	29%
Percentage of total revenue	6%	41%	3%	11%	61%
Percentage of pretax income	12%	58%	1%	6%	76%
Balance Sheet Data
Average interest-earning assets	$1,075,540	$2,830,232	$249,564	$642,199	$4,797,535
Average total assets	$1,090,957	$2,890,601	$254,796	$657,894	$4,894,248
Allocated capital	$71,374	$186,119	$15,154	$46,113	$318,760
Capital allocated to mortgage banking activities	$61,448	$153,823	$12,058	$27,436	$254,765
Capital allocated to investing activities	$—	$—	$—	$—	$—
Capital allocated to HELOC activities	$9,926	$32,296	$3,096	$18,677	$63,995
Capital allocated to financing and other activities	$—	$—	$—	$—	$—
Allocated capital/total average assets	6.54%	6.44%	5.95%	7.01%	6.51%
Loans Produced	$7,652,503	$18,568,839	$1,667,002	$3,086,108	$30,974,452
Purchase mortgages	42%	40%	75%	10%	39%
Cash-out refinance mortgages	37%	46%	18%	64%	44%
Rate and term refinance mortgages	21%	14%	7%	26%	17%
Performance Ratios
Return on equity (ROE)	34%	65%	11%	26%	50%
ROE — mortgage banking activities	36%	73%	6%	29%	56%
ROE — investing activities	—	—	—	—	—
ROE — HELOC activities	22%	29%	29%	21%	25%
ROE — financing and other activities	—	—	—	—	—
Return on assets (ROA)	2.24%	4.22%	0.66%	1.81%	3.27%
Net interest margin	4.13%	2.85%	3.37%	3.21%	3.21%
Efficiency ratio	28%	44%	89%	79%	50%
Capital adjusted efficiency ratio	35%	23%	56%	39%	30%
Average FTE	60	1,604	228	582	2,474

Mortgage Banking Divisions

IndyMac Conduit	This division is responsible for purchasing mortgage loans in bulk from mortgage bankers, financial institutions and other capital market participants.
Mortgage Professionals	This group is responsible for the production of mortgage loans through relationships with mortgage professionals, including mortgage brokers, mortgage bankers and financial institutions.
Real Estate Professionals	This group provides mortgage loan services through relationships with Realtors and homebuilders.
Web & Direct Mail	This channel offers consumers mortgage lending through the Internet, direct mail, and affinity relationships.

      The following table provides additional details on the segment results for the IndyMac Consumer Bank and Specialty Product Divisions for the year ended December 31, 2004:

		Specialty Product Divisions
	IndyMac
	Consumer	Consumer	Subdivision		Financial
	Bank	Construction	Construction	HELOC	Freedom	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$1,718	$15,853	$—	$—	$708	$16,561
Gain on sale of loans	3,710	35,720	—	—	28,700	64,420
Other income	1,063	8,320	—	—	1,992	10,312

Net revenues	6,491	59,893	—	—	31,400	91,293
Operating expenses	8,472	3,995	—	—	17,301	21,296

Pretax (loss) income	(1,981)	55,898	—	—	14,099	69,997

Investing Activities
Net interest income	—	45,590	28,922	—	—	74,512
Provision for loan losses	—	(2,169)	(910)	—	—	(3,079)
Service fee income	—	—	—	—	2,644	2,644
Gain on sale of securities	—	—	—	—	—	—
Other income	—	6,567	333	—	68	6,968

Net revenues	—	49,988	28,345	—	2,712	81,045
Operating expenses	—	34,296	8,712	—	2,041	45,049

Pretax income		15,692	19,633	—	671	35,996

HELOC Activities
Net interest income	1,088	135	—	2,468	—	2,603
Provision for loan losses	(12)	(7)	—	497	—	490
Gain on sale of loans	136	—	—	306	—	306
Service fee income	—	—	—	1,747	—	1,747
Other income	165	31	—	1,125	—	1,156

Net revenues	1,377	159	—	6,143	—	6,302
Operating expenses	185	17	—	5,860	—	5,877

Pretax income	1,192	142	—	283	—	425

Financing and Other Activities
Net interest income	32,817	—	—	—	—	—
Other income	2,563	—	—	—	—	—

Net revenues	35,380	—	—	—	—	—
Operating expenses	20,187	—	—	—	—	—

Pretax income	15,193	—	—	—	—	—

Total pretax income	14,404	71,732	19,633	283	14,770	106,418

Net income	$8,713	$43,398	$11,879	$171	$8,936	$64,384

Ratios
Percentage of assets	1%	10%	4%	1%	1%	15%
Percentage of total revenue	5%	13%	3%	1%	4%	20%
Percentage of pretax income	4%	21%	6%	0%	4%	30%

		Specialty Product Divisions
	IndyMac
	Consumer	Consumer	Subdivision		Financial
	Bank	Construction	Construction	HELOC	Freedom	Total

	(Dollars in thousands)
Balance Sheet Data
Average interest-earning assets	$97,795	$1,700,188	$635,981	$158,444	$53,317	$2,547,930
Average total assets	$119,829	$1,704,848	$634,926	$172,342	$98,479	$2,610,595
Allocated capital	$7,456	$92,482	$68,585	$14,054	$27,936	$203,057
Capital allocated to mortgage banking activities	$2,323	$11,124	$—	$—	$27,936	$39,060
Capital allocated to investing activities	$—	$81,098	$68,585	$—	$—	$149,683
Capital allocated to HELOC activities	$3,652	$260	$—	$14,054	$—	$14,314
Capital allocated to financing and other activities	$1,481	$—	$—	$—	$—	$—
Allocated capital/total average assets	6.22%	5.42%	10.80%	8.15%	28.37%	7.78%
Loans Produced	$461,997	$4,008,645	$1,146,038	$205,202	$893,089	$6,252,974
Purchase mortgages	26%	93%	—	—	—	73%
Cash out refinance mortgages	56%	—	—	100%	100%	21%
Rate and term refinance mortgages	18%	7%	—	—	—	6%
Performance Ratios
Return on equity (ROE)	117%	47%	17%	1%	32%	32%
ROE — mortgage banking activities	(52)%	304%	—	—	31%	108%
ROE — investing activities	—	12%	17%	—	—	15%
ROE — HELOC activities	20%	33%	—	1%	—	2%
ROE — financing and other activities	621%	—	—	—	—	—
Return on assets (ROA)	—	2.55%	1.87%	0.10%	9.07%	2.47%
Net interest margin	—	3.62%	4.55%	1.56%	1.33%	3.68%
Efficiency ratio	67%	34%	30%	104%	57%	40%
Capital adjusted efficiency ratio	11%	28%	70%	258%	46%	45%
Average FTE	268	294	69	18	248	629

IndyMac Consumer Bank and Specialty Product Divisions

Consumer Bank	The Consumer Bank offers direct lending and deposit products to our depositors through our retail branch network, on-line contact center and institutional money desk.
Consumer Construction	This division is responsible for the production of construction-to-permanent and lot loans to individuals who are in the process of building their own homes, through mortgage professionals and direct to consumers.
Subdivision Construction HELOC	This division provides financing to subdivision developers.
This group is primarily responsible for the production of home equity lines of credit (HELOCs) and closed-end seconds through marketing strategies focused on direct interaction with consumers.
Financial Freedom	This group is responsible for the generation of predominantly reverse mortgage products with senior customers (age 62 or older) via a relationship sales force and a loan officer sales force.

      The following table provides additional details on the segment results for the Investing Divisions for the year ended December 31, 2004:

	Investing Divisions

	Loan Servicing and	SFR Mortgage		Discontinued
	Retained Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$25,533	$—	$—	$—	$25,533
Gain on sale of loans	31,063	14,562	—	—	45,625
Other income	459	—	—	—	459

Net revenues	57,055	14,562	—	—	71,617
Operating expenses	5,091	—	—	—	5,091

Pretax income	51,964	14,562	—	—	66,526

Investing Activities
Net interest income	36,560	68,664	29,808	4,078	139,110
Provision for loan losses	—	(1,298)	—	(4,099)	(5,397)
Service fee (loss) income	(31,281)	—	—	—	(31,281)
(Loss) gain on sale of securities	(30,922)	—	1,659	1	(29,262)
Other income	2,530	3,468	—	1	5,999

Net (expense) revenues	(23,113)	70,834	31,467	(19)	79,169
Operating expenses	38,731	3,052	935	2,812	45,530

Pretax (loss) income	(61,844)	67,782	30,532	(2,831)	33,639

HELOC Activities
Net interest income	114	—	—	—	114
Provision for loan losses	—	—	—	—	—
Gain on sale of loans	77	—	—	—	77
Service fee income	—	—	—	—	—
Other income	3	—	—	—	3

Net revenues	194	—	—	—	194
Operating expenses	231	—	—	—	231

Pretax (loss)	(37)	—	—	—	(37)

Financing and Other Activities
Net interest income	—	—	—	—	—
Other income	—	—	—	—	—

Net revenues	—	—	—	—	—
Operating expenses	—	—	—	—	—

Pretax income	—	—	—	—	—

Total pretax (loss) income	(9,917)	82,344	30,532	(2,831)	100,128

Net (loss) income	$(5,999)	$49,819	$18,471	$(1,714)	$60,577

Ratios
Percentage of assets	10%	28%	12%	—	50%
Percentage of total revenue	4%	10%	4%	—	17%
Percentage of pretax income	(3)%	24%	9%	(1)%	29%
Balance Sheet Data
Average interest-earning assets	$974,359	$4,790,453	$1,917,668	$61,565	$7,744,045
Average total assets	$1,618,028	$4,802,458	$1,946,424	$54,503	$8,421,413
Allocated capital	$224,763	$233,974	$41,931	$5,409	$506,077
Capital allocated to mortgage banking activities	$25,863	$—	$—	$—	$25,863
Capital allocated to investing activities	$198,787	$233,974	$41,931	$5,409	$480,101
Capital allocated to HELOC activities	$113	$—	$—	$—	$113
Capital allocated to financing and other activities	$—	$—	$—	$—	$—
Allocated capital/ total average assets	13.89%	4.87%	2.15%	9.92%	6.01%
Loans Produced	$1,358,937	$—	$—	$—	$1,358,937

	Investing Divisions

	Loan Servicing and	SFR Mortgage		Discontinued
	Retained Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Performance Ratios
Return on equity (ROE)	(3)%	21%	44%	(32)%	12%
ROE — mortgage banking activities	122%	—	—	—	156%
ROE — investing activities	(19)%	18%	44%	(32)%	4%
ROE — HELOC activities	(20)%	—	—	—	(20)%
ROE — financing and other activities	—	—	—	—	—
Return on assets (ROA)	(0.37)%	1.04%	0.95%	(3.14)%	0.72%
Net interest margin	6.38%	1.43%	1.55%	6.62%	2.13%
Efficiency ratio	129%	4%	3%	69%	33%
Capital adjusted efficiency ratio	850%	10%	4%	91%	105%
Average FTE	464	10	4	7	485

Investing Divisions

Loan Servicing and Retained Assets	Loan servicing and retained assets include the following: (i) MSRs, interest-only securities and residual securities, (ii) securities and derivatives, all of which are held as hedges of such assets, including principal-only securities, agency debentures and U.S. Treasury bonds, (iii) loans held for sale acquired through clean-up calls or through the Company’s customer retention programs and (iv) investment and non-investment grade securities.
SFR Mortgage Loans	Assets include all single-family residential loans held for investment other than discontinued products.
MBS	Assets include AAA-rated agency and private label MBS.
Discontinued Products	Discontinued products are home improvement and manufactured housing loans.

      The following table provides additional details on the segment results for all others for the year ended December 31, 2004:

		Total
		Company Before
		Corporate			Total		Total
	Treasury	Overhead and	Corporate	Eliminations	Company		Company
	Group(1)	Eliminations	Overhead	(2)	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Operating Results
Mortgage Banking Activities
Net interest income	$—	$172,919	$—	$—	$172,919	$—	$172,919
Gain (loss) on sale of loans	—	440,352	—	(11,413)	428,939	(67,413)	361,526
Other income (loss)	—	57,208	—	(985)	56,223	—	56,223

Net revenues (expense)	—	670,479	—	(12,398)	658,081	(67,413)	590,668
Operating expenses	—	298,536	—	369	298,905	—	298,905

Pretax income (loss)	—	371,943	—	(12,767)	359,176	(67,413)	291,763

Investing Activities
Net interest income	—	213,622	—	8,350	221,972	—	221,972
Provision for loan losses	—	(8,476)	—	(3)	(8,479)	—	(8,479)
Service fee (expense) income	—	(28,637)	—	14,437	(14,200)	—	(14,200)
(Loss) gain on sale of securities	—	(29,262)	—	5,458	(23,804)	—	(23,804)
Other income	—	12,967	2,929	—	15,896	—	15,896

Net revenues	—	160,214	2,929	28,242	191,385	—	191,385
Operating expenses	—	90,579	—	—	90,579	—	90,579

Pretax income	—	69,635	2,929	28,242	100,806	—	100,806

HELOC Activities
Net interest income	—	28,791	—	—	28,791	—	28,791
Provision for loan losses	—	309	—	—	309	—	309
Gain on Sale of loans	—	2,287	—	—	2,287	—	2,287
Service fee income	—	1,747	—	—	1,747	—	1,747
Other income	—	4,787	—	—	4,787	—	4,787

Net revenues	—	37,921	—	—	37,921	—	37,921
Operating expenses	—	9,547	—	—	9,547	—	9,547

Pretax income	—	28,374	—	—	28,374	—	28,374

Financing and Other Activities
Net interest loss	(44,262)	(11,445)	(7,175)	—	(18,620)	—	(18,620)
Other income	454	3,017	—	3	3,020	—	3,020

Net (expense) revenues	(43,808)	(8,428)	(7,175)	3	(15,600)	—	(15,600)
Operating expenses	1,846	22,033	101,281	—	123,314	—	123,314

Pretax (loss) income	(45,654)	(30,461)	(108,456)	3	(138,914)	—	(138,914)

Total pretax (loss) income	(45,654)	439,491	(105,527)	15,478	349,442	(67,413)	282,029

Net (loss) income	$(27,622)	$265,891	$(63,951)	$9,366	$211,306	$(40,784)	$170,522

Ratios
Percentage of assets	4%	99%	1%	0%	100%		100%
Percentage of total revenue	(5)%	99%	—	2%	100%		100%
Percentage of pretax income	(13)%	126%	(30)%	4%	100%		100%
Balance Sheet Data
Average interest-earning assets	$344,210	$15,531,515	$(10,656)	$—	$15,520,859		$15,520,859
Average total assets	$603,525	$16,649,610	$221,025	$—	$16,870,635		$16,870,635
Allocated capital	$30,563	$1,065,913	$86,202	$—	$1,152,115		$1,152,115
Capital allocated to mortgage banking activities	$—	$322,011	$—	$—	$322,011		$322,011
Capital allocated to investing activities	$—	$629,784	$—	$—	$629,784		$629,784
Capital allocated to HELOC activities	$—	$82,074	$—	$—	$82,074		$82,074
Capital allocated to financing and other activities	$30,563	$32,044	$86,202	$—	$118,246		$118,246
Allocated capital/total average assets	5.06%	6.40%	39.00%	—	6.83%		6.83%

		Total
		Company Before
		Corporate			Total		Total
	Treasury	Overhead and	Corporate	Eliminations	Company		Company
	Group(1)	Eliminations	Overhead	(2)	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Loans Produced	$—	$39,048,360	$—	$—	$39,048,360	$—	$39,048,360
Purchase mortgages	—	42%	—	—	42%	—	42%
Cash out refinance mortgages	—	40%	—	—	40%	—	40%
Rate and term refinance mortgages	—	18%	—	—	18%	—	18%
Performance Ratios
Return on equity (ROE)	—	25%	—	—	18.3%	—	14.8%
ROE — mortgage banking	—	70%	—	—	67%	—	55%
ROE — investing activities	—	7%	—	—	10%	—	10%
ROE — HELOC activities	—	21%	—	—	21%	—	21%
ROE — financing and other activities	—	(58)%	N/M (3)	—	(71)%	—	(71)%
Return on assets (ROA)	—	1.60%	—	—	1.25%	—	1.01%
Net interest margin	—	2.60%	—	—	2.61%	—	2.61%
Efficiency ratio	—	48%	—	—	59%	—	64%
Capital adjusted efficiency ratio	—	59%	—	—	78%	—	91%
Average FTE	26	3,882	688	—	4,570	—	4,570

(1)	During the year ended December 31, 2004, the Treasury Group reported net interest expense of $44.3 million. This amount includes interest expense related to the debentures underlying trust preferred securities issued by the Company in 2004, 2003 and 2001 which is not allocated to the business units. Additionally, the net expense in Treasury reflects the cost of maintaining adequate corporate liquidity, as well as certain fixed rate deposits with longer maturities raised in prior years, the higher cost of which is not allocated to the business units.

(2)	The amounts in this column include primarily the differences between the actual gain on sale credited to the operating segments and the consolidated gain on sale due to timing of loan sales or transfers, and the elimination of premiums on inter-company transactions.

(3)	Not meaningful.

      The following table compares the detail segment results of operations for the year ended December 31, 2004 to the year ended December 31, 2003:

	Mortgage Banking Divisions

	IndyMac	Mortgage	Real Estate	Web &
	Conduit	Professionals	Professionals	Direct Mail	Total

	(Dollars in thousands)
Mortgage Banking Activities
2004 — Pretax income	$36,685	$186,112	$1,275	$13,329	$237,401
2003 — Pretax income	26,921	217,148	7,101	72,848	324,018
Percent Change	36%	(14)%	(82)%	(82)%	(27)%
Investing Activities
2004 — Pretax income	—	—	—	—	—
2003 — Pretax income	—	—	—	—	—
Percent Change	—	—	—	—	—
HELOC Activities
2004 — Pretax income	3,618	15,350	1,495	6,331	26,794
2003 — Pretax income	—	4,587	294	1,973	6,854
Percent Change	100%	235%	409%	221%	291%
Financing and Other Activities
2004 — Pretax income	—	—	—	—	—
2003 — Pretax income	—	—	—	—	—
Net Income
2004 — Net income	24,383	121,886	1,675	11,895	159,839
2003 — Net income	16,288	134,149	4,475	45,266	200,178
Percent Change	50%	(9)%	(63)%	(74)%	(20)%
Performance Ratios
2004
ROE	34%	65%	11%	26%	50%
ROA	2.24%	4.22%	0.66%	1.81%	3.27%
NIM	4.13%	2.85%	3.37%	3.21%	3.21%
Efficiency ratio	28%	44%	89%	79%	50%
Capital adjusted efficiency ratio	35%	23%	56%	39%	30%
Average FTE	60	1,604	228	582	2,474
2003
ROE	60%	101%	42%	95%	92%
ROA	4.22%	6.42%	2.59%	6.38%	5.96%
NIM	5.14%	4.30%	4.13%	3.72%	4.27%
Efficiency ratio	15%	36%	74%	47%	40%
Capital adjusted efficiency ratio	10%	14%	27%	15%	16%
Average FTE	8	1,260	206	610	2,084
      The Mortgage Banking Divisions’ net income decreased by 20%, or $40.3 million compared to 2003. The decreases were primarily due to decreases in gain on sale of loans and net interest income from the mortgage pipeline as a result of margin compression caused by a change in channel mix to more correspondent and conduit business, a change in product mix to more adjustable rate mortgages and competitive pricing pressures. Our operating expenses also increased as we expanded our sales force to support significant growth in mortgage production and our pursuit of market share.

      The following table compares the detail segment results of operations for the year ended December 31, 2004 to the year ended December 31, 2003, continued:

		Specialty Product Divisions
	IndyMac
	Consumer	Consumer	Subdivision		Financial
	Bank	Construction	Construction	HELOC	Freedom	Total

	(Dollars in thousands)
Mortgage Banking Activities
2004 — Pretax (loss) income	$(1,981)	$55,898	$—	$—	$14,099	$69,997
2003 — Pretax income	4,189	39,052	—	—	—	39,052
Percent Change	(147)%	43%	—	—	100%	79%
Investing Activities
2004 — Pretax income	—	15,692	19,633	—	671	35,996
2003 — Pretax income	—	13,559	22,409	—	—	35,968
Percent Change	—	16%	(12)%	—	100%	0%
HELOC Activities
2004 — Pretax income	1,192	142	—	283	—	425
2003 — Pretax income (loss)	169	24	—	(1,179)	—	(1,155)
Percent Change	605%	492%	—	124%	—	137%
Financing and Other Activities
2004 — Pretax income	15,193	—	—	—	—	—
2003 — Pretax (loss)	(8,791)	—	—	—	—	—
Net Income
2004 — Net income	8,713	43,398	11,879	171	8,936	64,384
2003 — Net (loss) income	(2,682)	31,844	13,557	(713)	—	44,688
Percent Change	425%	36%	(12)%	124%	100%	44%
Performance Ratios
2004
ROE	117%	47%	17%	1%	32%	32%
ROA	N/M (1)	2.55%	1.87%	0.10%	9.07%	2.47%
NIM	N/M (1)	3.62%	4.55%	1.56%	1.33%	3.68%
Efficiency ratio	67%	34%	30%	104%	57%	40%
Capital adjusted efficiency ratio	11%	28%	70%	258%	46%	45%
Average FTE	268	294	69	18	248	629
2003
ROE	37%	47%	21%	(16)%	—	33%
ROA	N/M (1)	2.57%	2.24%	(1.54)%	—	2.37%
NIM	N/M (1)	4.23%	4.93%	1.94%	—	4.41%
Efficiency ratio	120%	37%	24%	164%	—	35%
Capital adjusted efficiency ratio	41%	29%	50%	504%	—	40%
Average FTE	227	225	61	12	—	298

      IndyMac Consumer Bank’s net income increased $11.4 million from year 2003. The growth in net income during 2004 was generated by an increase in their allocated net interest income through the FTP credit from the Treasury Group.
      The Specialty Product Divisions generated net income of $64.4 million during 2004 compared to $44.7 million in the second quarter of 2004, or an increase of 44%. The increase in net income year over year was driven by the higher gain on sale of loans in 2004, coupled with the net income earned by Financial Freedom for the period since the acquisition on July 16, 2004 to December 31, 2004.
(1) Not meaningful.

      The following table compares the detail segment results of operations for the year ended December 31, 2004 to the year ended December 31, 2003, continued:

	Investing Divisions

	Loan Servicing	SFR
	and Retained	Mortgage		Discontinued
	Assets	Loans	MBS	Products	Total

	(Dollars in thousands)
Mortgage Banking Activities
2004 — Pretax income	$51,964	$14,562	$—	$—	$66,526
2003 — Pretax income	81,633	4,325	—	—	85,958
Percent Change	(36)%	237%	—	—	(23)%
Investing Activities
2004 — Pretax (loss) income	(61,844)	67,782	30,532	(2,831)	33,639
2003 — Pretax (loss) income	(55,223)	26,410	3,983	(4,438)	(29,268)
Percent Change	(12)%	157%	667%	36%	215%
HELOC Activities
2004 — Pretax (loss)	(37)	—	—	—	(37)
2003 — Pretax income	—	—	—	—	—
Percent Change	(100)%	—	—	—	(100)%
Financing and Other Activities
2004 — Pretax income	—	—	—	—	—
2003 — Pretax income	—	—	—	—	—
Net Income
2004 — Net (loss) income	(5,999)	49,819	18,471	(1,714)	60,577
2003 — Net income (loss)	15,978	18,594	2,410	(2,685)	34,297
Percent Change	(138)%	168%	666%	36%	77%
Performance Ratios
2004
ROE	(3)%	21%	44%	(32)%	12%
ROA	(0.37)%	1.04%	0.95%	(3.14)%	0.72%
NIM	6.38%	1.43%	1.55%	6.62%	2.13%
Efficiency ratio	129%	4%	3%	69%	33%
Capital adjusted efficiency ratio	850%	10%	4%	91%	105%
Average FTE	464	10	4	7	485
2003
ROE	8%	15%	6%	(37)%	9%
ROA	0.94%	0.67%	0.18%	(3.55)%	0.58%
NIM	6.03%	1.21%	0.22%	6.98%	2.11%
Efficiency ratio	58%	8%	16%	59%	39%
Capital adjusted efficiency ratio	188%	26%	130%	74%	129%
Average FTE	392	7	5	34	438
      The Investing Divisions segment’s net income increased by 77%, or $26.3 million compared to 2003. The increase was primarily due to an increase in net interest income as the average earning assets of the segment grew by 47% or $2.5 billion over prior year. However, this increase was partially offset by the losses in servicing due to a lower amount of called loans sold during 2004 and a less amount of gain on sale of loans recognized.

      The following table compares the detail segment results of operations for the year ended December 31, 2004 to the year ended December 31, 2003, continued:

		Total Company
		Before Corporate			Total		Total
	Treasury	Overhead and	Corporate		Company		Company
	Group	Eliminations	Overhead	Eliminations	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Mortgage Banking Activities
2004 — Pretax income (loss)	$—	$371,943	$—	$(12,767)	$359,176	$(67,413)	$291,763
2003 — Pretax income (loss)	—	453,217	—	(57,980)	395,237	—	395,237
Percent Change	—	(18)%	—	78%	(9)%	(100)%	(26)%
Investing Activities
2004 — Pretax income	—	69,635	2,929	28,242	100,806		100,806
2003 — Pretax income	—	6,700	111	12,757	19,568	—	19,568
Percent Change	—	939%	2,539%	121%	415%	—	415%
HELOC Activities
2004 — Pretax income	—	28,374	—	—	28,374	—	28,374
2003 — Pretax income	—	5,868	—	—	5,868	—	5,868
Percent Change	—	384%	—	—	384%	—	384%
Financing and Other Activities
2004 — Pretax (loss) income	(45,654)	(30,461)	(108,456)	3	(138,914)	—	(138,914)
2003 — Pretax (loss) income	(40,017)	(48,808)	(89,196)	13	(137,991)	—	(137,991)
Net Income
2004 — Net (loss) income	(27,622)	265,891	(63,951)	9,366	211,306	(40,784)	170,522
2003 — Net (loss) income	(24,210)	252,271	(53,615)	(27,353)	171,303	—	171,303
Percent Change	(14)%	5%	(19)%	134%	23%	(100)%	(1)%
Performance Ratios
2004
ROE	—	25%	—	—	18.3%	—	14.8%
ROA	—	1.60%	—	—	1.25%	—	1.01%
NIM	—	2.60%	—	—	2.61%	—	2.61%
Efficiency ratio	—	48%	—	—	59%	—	64%
Capital adjusted efficiency ratio	—	59%	—	—	78%	—	91%
Average FTE	26	3,882	688	—	4,570	—	4,570
Performance Ratios
2003
ROE	—	34%	—	—	18%	—	18%
ROA	—	2.18%	—	—	1.46%	—	1.46%
NIM	—	2.88%	—	—	2.91%	—	2.91%
Efficiency ratio	—	44%	—	—	58%	—	58%
Capital adjusted efficiency ratio	—	42%	—	—	75%	—	75%
Average FTE	23	3,070	523	—	3,593	—	3.593
      Pursuant to IndyMac’s intercompany accounting policies, the Investing Divisions purchase mortgage loans at fair value from the Mortgage Banking Divisions. The premium paid for the loans is eliminated as part of the Eliminations column. As time passes, the Investing Divisions amortize the higher intercompany premium paid as part of its divisional results and this amortization is eliminated, reversing the timing difference. The negative amount in the prior year elimination is the result of a substantial sale of loans to the Investing Divisions at the end of 2003. The eliminated premium exceeded prior amortization. The positive elimination amount in the current year reflects lower intercompany gain elimination, which does not offset the intercompany premium amortized.
      The increase in corporate overhead year over year is principally due to expenses incurred to strengthen enterprise risk management at IndyMac, including compliance with Sarbanes-Oxley legislation.
      The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the notes thereto and the other information incorporated by reference herein.

OPERATIONS
MORTGAGE BANKING ACTIVITIES
Loan Production
      During the year ended December 31, 2004, we produced a record $39.0 billion of loans, which was a 30% increase over the $30.0 billion of loans produced during the year ended December 31, 2003. The strong production volume reflects our continued penetration of the purchase and cash-out refinance market and growth in our products that are less interest rate sensitive, and includes $893 million in reverse mortgages originated by Financial Freedom. The vast majority of these reverse mortgages are insured by the FHA and are sold to Fannie Mae within 30 days of origination.
      Our focus on less cyclical products, such as Alt-A, subprime, HELOCs, reverse mortgages and consumer construction loans, resulted in continued growth in each of these products in 2004 compared to 2003. This increase more than offset the decrease in our agency conforming and jumbo products which are more cyclical in nature, closely tracking changes in the overall mortgage market. Additionally, we continued to further penetrate the purchase and cash-out refinance market, increasing our purchase and cash-out refinance transactions 49% year over year and successfully adapting our production mix to the demand for adjustable rate mortgages (ARMs) and hybrid ARMs with 68% of our mortgage production now consisting of ARMs and hybrid ARMs compared with only 39% a year ago.
      Total production by loan type was as follows:

	Year Ended December 31,

			Percentage
	2004	2003	Change

	(Dollars in millions)
Volume by product
Prime(1)
Alt-A	$25,416	$15,496	64%
Agency conforming	1,709	5,096	(66)%
Jumbo	1,903	3,727	(49)%
Reverse Mortgages	893	—	N/A
Subprime(1)	3,333	1,855	80%
Home equity line of credit(2)	1,855	932	99%
Consumer construction(2)	2,793	2,130	31%

Subtotal mortgage production	37,902	29,236	30%
Subdivision construction commitments	1,146	800	43%

Total production volume	$39,048	$30,036	30%

Mortgage — Web-based production	$24,126	$21,167	14%
Mortgage pipeline at period end(3)	$6,307	$4,116	53%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

      The tables below provide the production by delivery method and interest rate amortization type for the years ended December 31, 2004 and 2003:

	Year Ended

	December 31,	December 31,	Percentage
	2004	2003	Change

	(Dollars in millions)
Production by Delivery Method:
Wholesale(1)	$18,546	$15,518	20%
Correspondent(2)	13,682	7,549	81%
Retail(3)	5,674	6,169	(8)%

Total mortgage production	37,902	29,236	30%
Subdivision construction lending	1,146	800	43%

Total Production	$39,048	$30,036	30%

(1)	Loans obtained through relationships with mortgage brokers and funded by IndyMac Bank.

(2)	Closed loans acquired by IndyMac through relationships with mortgage bankers and financial institutions on a flow basis, as well as loans obtained through bulk purchases by our conduit group.

(3)	Direct to consumer channels.

	Year Ended

	December 31,	December 31,
	2004	2003

Fixed Rate Mortgages	32%	61%
Hybrid ARMs	38%	24%
ARMs	30%	15%
      In addition to the record production volume, we have shown strong growth in purchase mortgages. The following table details the mix of our pipeline and production between purchase, cash-out refinance, and rate/term refinance transactions at December 31, 2004 and 2003.

	As of and For the Year Ended

	December 31,	December 31,	Percentage
	2004	2003	Change

	(Dollars in millions)
Mortgage loan production:
Purchase transactions	$16,071	$9,809	64%
Cash-out refinance transactions	15,156	11,141	36%
Rate/term refinance transactions	6,675	8,286	(19)%

Total mortgage loan production	$37,902	$29,236	30%

% purchase and cash-out refinance transactions	82%	72%
Mortgage pipeline:
Purchase transactions	$2,606	$1,586	64%
Cash-out refinance transactions	2,727	1,568	74%
Rate/term refinance transactions	974	962	1%

Mortgage pipeline at period end	$6,307	$4,116	53%

% purchase and cash-out refinance transactions	85%	77%

Mortgage Production by Division
      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which IndyMac has regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. Our highest concentration of mortgage loans relates to properties in California. Mortgages secured by California properties accounted for 42% of the mortgage loans we produced in the year ended December 31, 2004 based on dollar value, and 36% based on number of loans. We expect this level of concentration will trend down in the future as we execute on our plan to double the number of regional offices outside of California over the next five years.
      IndyMac produces mortgages through its Mortgage Banking Divisions, IndyMac Consumer Bank, Specialty Product Divisions, and Investing Divisions.
      The following tables show total production by divisions for the years ended December 31, 2004 and 2003.

	Year Ended

	December 31,	December 31,	Percentage
Production By Divisions	2004	2003	Change

	(Dollars in millions)
Mortgage Banking Divisions
IndyMac Conduit	$7,652	$2,407	218%
Mortgage Professionals	18,569	15,756	18%
Real Estate Professionals	1,667	1,478	13%
Web and Direct Mail	3,086	5,310	(42)%

Total Mortgage Banking Divisions	30,974	24,951	24%

IndyMac Consumer Bank	462	428	8%

Specialty Product Divisions
Consumer Construction	4,009	3,112	29%
Subdivision Construction	1,146	800	43%
HELOC	205	199	3%
Financial Freedom	893	—	100%

Total Specialty Product Divisions	6,253	4,111	52%

Investing Divisions
Servicing	1,359	546	149%

Total Investing Divisions	1,359	546	149%

Total Production	$39,048	$30,036	30%

      Our largest segment, the Mortgage Banking Divisions, increased production by 24% year over year due to strong execution of IndyMac’s strategies to increase market share by continuing its focus on less interest rate-sensitive products such as Alt-A and subprime, by increasing the size of its sales force, by investing in geographic expansion, and by growing its purchase business. Active wholesale customers during the year grew 42% from the prior year. This growth is the direct result of IndyMac’s focus on increasing the size of its sales force nationwide and the newer sales people demonstrating increasing effectiveness as they gain experience with IndyMac’s products and technology. We have been successful in attracting experienced, quality salespeople due to the combination of our less interest-rate sensitive products and our salespeople’s ability to market a broad array of products. During 2004, we opened two new operation centers in Phoenix, Arizona and Columbia, South Carolina. Our Web & Direct Mail channel was down 42% compared to 2003. This particular channel tends to be more rate/term refinance oriented and, thus, as expected and consistent with market contraction, has underperformed relative to our other businesses that have stronger ties to the purchase and cash-out refinance market.

      The production for Specialty Product Divisions increased 52% from the prior year. The growth from the prior year is largely driven by our continued penetration in customers and loan commitments by both construction lending units. Additionally, as a result of Financial Freedom acquisition in July 2004, we have originated $893 million loans in reverse mortgages.
      The table below provides the key performance indicators for our Mortgage Banking Divisions for the years ended December 31, 2004 and 2003:

	Year Ended

	December 31,	December 31,	Percent
	2004	2003	Change

Key Performance Indicators:
Active Customers(1)
Average Monthly Active Customers
Mortgage Professionals	2,939	2,055	43%
Real Estate Professionals	144	185	(22)%
Active Customers
Mortgage Professionals	5,047	3,547	42%
Real Estate Professionals	276	407	(32)%
Net New Customers During the Year(2)
Mortgage Professionals	1,407	718	96%
Real Estate Professionals	225	158	42%
Sales Personnel at Period End
Mortgage Professionals	573	390	47%
Real Estate Professionals	83	93	(11)%
Consumers	209	237	(12)%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

(2)	Net new customers are the number of new customers signed up during the period less those terminated.
Loan Sales
      The Company sold $31.0 billion and $23.2 billion for the years ended December 31, 2004 and 2003, respectively. The Company’s gain on sale of loans of $363.8 million for the year ended December 31, 2004 was net of the SAB No. 105 impact of $59.5 million as well as the effect of the allocation of a portion of the purchase price of Financial Freedom to loans held for sale and the loan application pipeline totaling $7.9 million, which effectively decreased gain on sale of loans when the related loans were sold. Excluding these two items, the gain on sale of loans would have been $431.2 million for the year ended December 31, 2004 compared to $387.3 million for the year ended 2003. The increase in gain on sale of loans for the year ended December 31, 2004 is primarily due to a 34% increase in the amount of loans sold, resulting from our record level mortgage production in 2004, partially offset by 28 basis points decline in margin from 1.67% at December 31, 2003 to 1.39% at December 31, 2004. Our profit margin has been negatively impacted by the change in our product mix to more hybrid ARM and ARM loans, the shift in our channel mix to lower margin conduit and correspondent channels, as well as the impact of increased competition in 2004.
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
      The table below illustrates the impact of the Company’s pipeline hedging activities.

	Year Ended December 31,

	2004	2003	% Change

	(Dollars in millions)
Gross gain on mortgage loan sales(1)	$484	$419	15.51%
Gross margin before hedging	1.56%	1.81%	(13.81)%
Hedging (losses) gains	$(53)	$(32)	65.63%
Net gains on sale(1)	$431	$387	11.37%
Net margin after hedging(1)	1.39%	1.67%	(16.77)%

(1)	The gain on mortgage loan sales for the year ended December 31, 2004 excludes the $59.5 million before-tax SAB No. 105 and $7.9 million before-tax purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $363.8 million for the year ended December 31, 2004 representing a net margin after hedging of 1.17%.
      In addition to mortgage loans held for sale, the pipeline also includes rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and, therefore, are recorded at fair value prior to April 1, 2004. On April 1, 2004, the Company adopted SAB No. 105, and in accordance with this standard, for rate lock commitments entered into on and after April 1, 2004, only the change in fair value is recorded by the Company. The Company hedges the risk of changes in fair value of rate lock commitments generally by selling forward contracts on securities of Fannie Mae or Freddie Mac, Euro-Dollar futures and other hedge instruments as the Company deems appropriate to prudently manage this risk. These forward contracts are also accounted for as derivatives and recorded at fair value.

      The following table presents the gain on sale margins by product type for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004			Year Ended December 31, 2003

Gain on Sale Margins	Amount	Gain on		Amount	Gain on
by Product Type	Sold	Sale	Margin	Sold	Sale	Margin

	(Dollars in millions)
Alt-A and Jumbo	$23,739	$293.3	1.24%	$15,146	$257.1	1.70%
Agency conforming	2,460	18.0	0.73%	6,056	70.4	1.16%
Reverse mortgages	932	28.6	3.08%	—	—	—
Subprime	2,749	62.9	2.29%	994	26.2	2.64%
Consumer Lot loans	382	13.9	3.64%	154	3.2	2.08%
HELOC Loans	329	2.0	0.61%	—	—	—
Loans acquired through clean-up calls	445	12.5	2.81%	826	30.4	3.68%

Total gain on sale of loans(1)	$31,036	$431.2	1.39%	$23,176	$387.3	1.67%

(1)	The gain on mortgage loan sales for the year ended December 31, 2004 excludes the $59.5 million before-tax SAB No. 105 and $7.9 million before-tax purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $363.8 million for the year ended December 31, 2004 representing a net margin after hedging of 1.17%.
      The overall gain on sale of loans margin has declined from 2003 to 2004, caused by a shift in our origination channel mix, including an increase in loans funded through the conduit and correspondent channels, a shift to adjustable rate products and competitive pricing pressure. The margins on ARM loans have historically been lower than on fixed-rate loans due to their shorter durations and resulting lower interest rate risk profile.
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

	Year Ended December 31,

	2004		2003

		% of		% of
	Amount	Loans	Amount	Loans
	Sold	Sold	Sold	Sold

	(Dollars in thousands)
Gain on sale of loans(1)	$431,226	1.39%	$387,311	1.67%
Net interest income	172,919	0.56%	173,704	0.75%
Fee income	56,221	0.18%	62,977	0.27%

Total mortgage banking revenue	$660,366	2.13%	$623,992	2.69%

Loans sold	$31,035,878		$23,175,841

(1)	The gain on mortgage loan sales for the year ended December 31, 2004 excludes the $59.5 million before-tax SAB No. 105 and $7.9 million before-tax purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $363.8 million for the year ended December 31, 2004 representing a net margin after hedging of 1.17%.

      The following table shows the various channels through which loans were distributed:

	Year Ended December 31,

	2004		2003

	Loan	Distribution	Loan	Distribution
	Distribution	Percentage	Distribution	Percentage

	(Dollars in millions)
Sales to the GSEs(1)	$8,038	24%	$13,870	50%
Private-label securitizations	16,031	47%	5,778	21%
Whole loan sales	6,967	20%	3,528	13%

Subtotal sales	31,036	91%	23,176	84%
Investment portfolio acquisitions(2)	3,239	9%	4,353	16%

Total loan distribution	$34,275	100%	$27,529	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.
      Loan sales to GSEs dropped to 24% of total sales for the year ended December 31, 2004 compared to 50% for 2003. The decrease reflects the fact that a higher percentage of loan production consisted of ARMs and subprime mortgages, which the Company does not ordinarily sell to the GSEs.
      In conjunction with the sale of mortgage loans in private-label securitizations and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs, to a lesser degree, AAA-rated interest-only securities, AAA-rated principal-only securities, non-investment grade securities, securities associated with prepayment charges on the underlying mortgage loans, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $431.2 million in gain on sale of loans (pro forma basis) earned during the year ended December 31, 2004 included the retention of $552.0 million of servicing-related assets and $223.2 million of other investment and non-investment grade securities. During the year ended December 31, 2004, the assets previously retained generated cash flows of $404.8 million. More information on the valuation assumptions related to IndyMac’s retained assets can be found under the heading, “Valuation of Servicing-Related Assets,” on page 53.

INVESTING AND HELOC ACTIVITIES
      The following table details the assets associated with our investing and HELOC activities as of December 31, 2004 and 2003:

	December 31,	December 31,
	2004	2003

	(Dollars in thousands)
Loans held for investment:
SFR mortgage	$4,458,784	$4,945,439
Consumer construction	1,443,450	1,145,526
Builder construction	643,116	484,397
HELOC	45,932	711,494
Land and other mortgage	158,468	126,044
Income property	3	36,285

Total loans held for investment	6,749,753	7,449,185

Mortgage-backed securities, U.S. Treasury securities and agency notes:
Trading securities:
AAA-rated and agency interest-only securities	124,109	148,275
AAA-rated principal-only securities	18,599	8,518
Other investment grade securities	9,219	8,922
Other non-investment grade securities	4,198	1,760
Non-investment grade residual securities	78,911	56,157

Total trading securities	235,036	223,632

Available for sale securities:
U.S. Treasury securities and agency notes	—	143,689
AAA-rated non-agency securities	3,166,600	1,407,984
AAA-rated agency securities	14,903	25,193
Other investment grade securities	137,603	26,926
Other non-investment grade securities	78,854	10,182
Non-investment grade HELOC residual securities	56,475	—

Total available for sale securities	3,454,435	1,613,974

Total mortgage-backed securities, U.S. Treasury securities and agency notes	3,689,471	1,837,606

Mortgage servicing rights	640,794	443,688

Total	$11,080,018	$9,730,479

Percentage of securities portfolio rated investment grade	94%	96%
Percentage of securities portfolio rated AAA	90%	94%
      Our HELOC loans held for investment decreased by $665.6 million from December 31, 2003 to December 31, 2004, primarily due to the recharacterization of nearly $1.0 billion of HELOCs into MBS via two separate on-balance sheet securitizations. Similarly, our AAA-rated non-agency securities increased from $1.4 billion at December 31, 2003, to $3.2 billion at December 31, 2004, resulting from the recharacterization of the $1.0 billion of HELOCs from loans to securities as previously noted and the reclassification of $516.5 million of SFR mortgage loans that were securitized with retention of $353.0 million as MBS available for sale during the first quarter of 2004. Refer to the “Investing Activities” and the “HELOC Portfolio” sections below for further discussions on SFR mortgage and HELOC securitizations.

      AAA-rated interest-only securities, non-investment grade residual securities and securities used to hedge these securities, are classified as trading securities. Changes in the fair value of these securities are recorded in earnings. All other MBS and HELOC residuals are classified as available for sale, and changes in fair value of these assets are recorded in equity.
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

	Year Ended

	December 31,	December 31,
	2004	2003

	(Dollars in thousands)
Net interest income after provision for loan losses	$242,593	$144,918
Service fee (loss)	(12,453)	(16,081)
Loss on mortgage-backed securities, net	(23,804)	(30,853)
Other income	20,683	11,375
Average balance of interest-earning assets and MSRs	$10,755,188	$7,346,974
Investing activities’ return on interest-earning assets and MSRs (annualized)	2.11%	1.49%
Investing Activities
      IndyMac’s investing activities complement the mortgage banking activities and serve to diversify IndyMac’s revenue stream through its investments in SFR mortgage loans, MBS and servicing-related assets.
      Our investments in prime SFR loans, MBS and mortgage loan servicing-related assets help to provide stable earnings in periods when mortgage banking revenues decline. Should loan production and/or margins decline due to factors such as increasing interest rates, the value and fee income of the MSRs generally rises, as there is less incentive for borrowers to refinance at a higher interest rate. Similarly, when loan production increases, the value of the MSRs and the associated income streams generally decrease. We believe this serves to stabilize the Company’s revenue stream through increased interest and servicing fee income when production slows.
      In addition to the investments in SFR mortgage loans, MBS and servicing-related assets, certain investing activities through investments in construction loans and HELOCs also take place in Specialty Products Divisions.
SFR Mortgage Loans Held for Investment
      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its investing activities relative to its mortgage banking activities, which tend to be more cyclical. The Company added $3.2 billion of mortgage loans in accordance with this strategy during the year ended December 31, 2004; however, the portfolio actually declined relative to December 31, 2003. The decline was the result of the Company’s decision to sell approximately $2.3 billion of loans and to recharacterize approximately $516.5 million of loans as securities in line with overall balance sheet management objectives during the year ended December 31, 2004. The Company may securitize portions of its SFR mortgage loans held for investment periodically, with the intent to retain most of the securities, to optimize return on equity, reduce hedging costs and enhance the liquidity of the loan portfolio. At December 31, 2004, the non-

performing loans as a percentage of SFR loans remained low at 0.60%. The increase from 0.38% at December 31, 2003 was primarily due to the transfer of approximately $6.9 million non-performing loans from our loans held for sale portfolio. See the “Credit Risk and Reserves” section at page 64 for further information on our non-performing loans for both loans held for investment and loans held for sale.
      The following table shows the composition of the portfolio as of December 31, 2004 and 2003, and relevant credit quality characteristics at December 31, 2004 and 2003:

	December 31,	December 31,
	2004	2003

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,458,784	$4,945,439
Average loan size	$305	$286
Non-performing loans as a percentage of SFR loans	0.60%	0.38%
Estimated average life in years(1)	2.4	3.1
Estimated average duration in years(2)	1.5	1.4
Yield	4.27%	4.63%
Fixed-rate mortgages	9%	6%
Adjustable-rate mortgages	18%	39%
Hybrid adjustable-rate mortgages	73%	55%

	December 31,	December 31,
Additional Information	2004	2003

Average FICO score(3)	720	707
Average loan to value ratio	71%	73%
Geographic distribution:
Southern California	31%	39%
Northern California	21%	22%
Michigan	6%	3%
New York	4%	4%
Florida	4%	3%
Georgia	3%	2%
New Jersey	2%	2%
Colorado	2%	2%
Washington	2%	2%
Other (each individually less than 2%)	25%	21%

Total	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average duration measures the expected change in the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.
Mortgage-Backed Securities, U.S. Treasury Securities and Agency Notes
      The Company’s portfolio of MBS, U.S. Treasury securities and agency notes totaled $3.7 billion and $1.8 billion at December 31, 2004 and 2003, respectively. These securities are recorded at fair value. The

Company invests in high quality MBS to provide net interest income. At December 31, 2004, 90% of the portfolio was rated AAA with an expected weighted-average life of 2.6 years. U.S. Treasury securities are purchased to hedge the interest rate risk associated with servicing-related assets, among other types of investments. AAA-rated principal-only securities are retained from securitizations or purchased in the secondary market to hedge servicing-related assets.
      The fair value of other investment grade and non-investment grade securities by credit rating as of December 31, 2004 and 2003, are as follows:

		Premium
	Current	(Discount)
	Face	to Face	Amortized
	Value	Value	Cost	Fair Value

	(Dollars in thousands)
December 31, 2004
Investment grade mortgage-backed securities:
AA	$76,678	$357	$77,035	$76,941
A-	5,129	(141)	4,988	5,087
BBB	34,782	(1,729)	33,053	33,764
BBB-	32,761	(2,679)	30,082	31,030

Total other investment grade mortgage-backed securities	$149,350	$(4,192)	$145,158	$146,822

Non-investment grade mortgage-backed securities:
BB	$60,511	$(8,278)	$52,233	$53,065
BB-	13,516	(245)	13,271	13,516
B+	468	(367)	101	101
B	28,423	(14,072)	14,351	14,449
Other	20,684	(18,983)	1,701	1,921

Total other non-investment grade mortgage-backed securities	$123,602	$(41,945)	$81,657	$83,052

December 31, 2003
Investment grade mortgage-backed securities:
AAA	$7,922	$77	$7,999	$8,001
BBB	25,121	(1,546)	23,575	24,198
BBB-	4,000	(351)	3,649	3,649

Total other investment grade mortgage-backed securities	$37,043	$(1,820)	$35,223	$35,848

Non-investment grade mortgage-backed securities:
BB	$9,016	$(1,292)	$7,724	$7,896
B	830	(644)	186	186
Other	15,150	(11,677)	3,473	3,860

Total other non-investment grade mortgage-backed securities	$24,996	$(13,613)	$11,383	$11,942

      At December 31, 2004, of the total other investment grade and non-investment grade MBS, $180.7 million was collateralized by prime loans, $40.3 million by subprime loans and $0.2 million by manufactured housing loans.

      The following table sets forth certain information regarding the weighted-average yields and remaining contractual maturities of our MBS portfolio as of December 31, 2004:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total

		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Mortgage-backed securities
AAA-rated and agency interest-only securities	$—	—	$59	15.00%	$2,200	7.62%	$121,850	10.12%	$124,109	10.08%
AAA-rated principal-only securities	—	—	—	—	—	—	18,599	6.21%	18,599	6.21%
AAA-rated agency securities	—	—	52	8.65%	—	—	14,851	2.31%	14,903	2.33%
AAA-rated non- agency securities	—	—	—	—	—	—	3,166,600	3.61%	3,166,600	3.61%
Other investment grade mortgage-backed securities	—	—	—	—	—	—	146,822	6.81%	146,822	6.81%
Total investment grade mortgage-backed securities	—	—	111	12.02%	2,200	7.62%	3,468,722	3.22%	3,471,033	3.23%
Non-investment grade residual securities	—	—	5,628	20.00%	—	—	129,758	20.80%	135,386	20.77%
Other non-investment grade mortgage-backed securities	—	—	10,322	12.53%	—	—	72,730	11.99%	83,052	12.05%
Total non-investment grade mortgage-backed securities	—	—	15,950	15.16%	—	—	202,488	17.64%	218,438	17.46%
Total mortgage-backed securities	$—	—	$16,061	15.14%	$2,200	7.62%	$3,671,210	4.02%	$3,689,471	4.07%
      Given prepayments on the underlying collateral of our MBS, we do not expect our MBS to remain outstanding throughout their contractual maturity periods. Therefore, contractual maturity is not a relevant measure of the timing of our future expected cash flows. Actual economic cash flows are expected to be received much sooner.
Mortgage Servicing and Mortgage Servicing Rights
      In addition to its own loans, IndyMac serviced $50.2 billion of mortgage loans owned by others at December 31, 2004, with a weighted-average coupon of 5.73%. In comparison, IndyMac serviced $30.8 billion of mortgage loans owned by others at December 31, 2003, with a weighted-average coupon of 6.53%. The table below shows the activity in the servicing portfolios during the years ended December 31, 2004 and 2003.

	Servicing Portfolio

	Year Ended December 31,

	2004	2003

	(Dollars in millions)
Unpaid principal balance at beginning of period	$30,774	$28,376
Additions from Financial Freedom	4,280	—
Additions from normal operations	30,026	21,269
Clean-up calls exercised	(1,777)	(1,612)
Loan payments and prepayments	(13,084)	(17,259)

Unpaid principal balance at end of period	$50,219	$30,774

      The capitalized value of MSRs totaled $640.8 million as of December 31, 2004 and $443.7 million as of December 31, 2003, reflecting an increase of $197.1 million. The table below shows the activity in MSRs.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$443,688	$300,539	$321,316
Additions from Financial Freedom	41,003	—	—
Additions from normal operations	381,253	291,849	230,894
Conversion of MSRs to interest-only securities	(5,362)	(47,311)	(75,371)
Clean-up calls exercised	(18,754)	(10,256)	(685)
Scheduled amortization	(146,491)	(85,590)	(68,228)
Valuation (impairment)	(40,666)	(5,543)	(107,387)
FAS 133 basis adjustments	(9,627)	—	—

Balance at end of period	$645,044	$443,688	$300,539

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
      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are benchmarked quarterly to third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings; however, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance. As of December 31, 2004, the valuation allowance on MSRs totaled $88.0 million.
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

      A summary of the activity in the AAA-rated and agency interest-only securities and residual securities portfolios for the years ended December 31, 2004 and 2003 follows:

	Year Ended December 31,

	2004	2003

	(Dollars in thousands)
AAA-rated securities and agency interest-only securities:
Beginning balance	$148,275	$188,043
Retained investments from securitizations	70,724	49,247
Transfers from MSRs	5,362	47,311
Sales	(15,171)	—
Clean-up calls exercised	(3,547)	(40,333)
Cash received, net of accretion	(42,655)	(51,939)
Valuation losses before hedges	(38,879)	(44,054)

Ending balance	$124,109	$148,275

Residual securities:
Beginning balance	$56,157	$77,757
Retained investments from securitizations	93,383	22,070
Sales	—	(10,525)
Cash received, net of accretion	(19,704)	(22,819)
Valuation (losses) gains before hedges	5,550	(10,326)

Ending balance	$135,386	$56,157

Valuation of Servicing-Related Assets
      MSRs, AAA-rated and agency interest-only securities and residual securities are recorded at fair market value. MSRs, except for certain tranches for which we have applied hedge accounting, are further subject to the lower of cost or market limitations. Relevant information and assumptions used to value the Company’s servicing related assets and residual securities at December 31, 2004 and 2003 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)
December 31, 2004
MSRs	$640,794	$50,218,965	5.73%	0.36%	24.0%	3.54	20.8%	21.9%	10.3%	N/A

AAA-rated/agency interest-only securities	$124,109	$16,099,163	6.65%	0.38%	34.3%	2.03	14.9%	26.9%	11.3%	N/A

Prime residual securities	$6,495	$1,668,429	6.55%	1.00%	40.9%	0.39	36.9%	37.3%	15.0%	0.21%
Lot loan residual securities	17,675	441,884	7.02%	4.13%	36.5%	0.97	41.0%	41.6%	19.3%	0.42%
HELOC residual securities	66,077	$1,352,181	6.48%	3.41%	32.1%	1.43	36.7%	43.4%	19.0%	0.91%
Subprime residual securities	45,139	$2,757,236	7.44%	3.29%	24.1%	0.50	33.6%	22.8%	24.7%	2.55%

Total non-investment grade residual securities	$135,386

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	? Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)
December 31, 2003
MSRs	$443,688	$30,773,545	6.53%	0.32%	31.0%	4.51	16.8%	31.5%	10.0%	N/A

AAA-rated/agency interest-only securities	$148,275	$14,740,915	6.90%	0.38%	34.0%	2.65	17.2%	35.5%	9.8%	N/A

Prime residual securities	$15,073	$2,215,618	7.09%	0.90%	60.1%	0.76	23.8%	35.3%	15.0%	0.52%
Lot loan residual securities	8,445	190,411	6.55%	4.41%	57.8%	1.01	38.8%	39.5%	20.0%	0.29%
Subprime residual securities	32,639	1,286,694	8.65%	4.34%	38.4%	0.58	33.4%	32.9%	23.6%	2.26%

Total non-investment grade residual securities	$56,157

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.03%, 1.14%, 0.01% and 0.00% for prime, subprime, and HELOC and Lot loan residuals, respectively, at December 31, 2004.
      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only securities, we project prepayment rates using an industry standard prepayment model. The model considers key factors such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve as well as collateral specific current coupon information.
      The weighted-average multiple for MSRs, AAA-rated and agency interest-only securities and residual securities represents the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted-average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples whose product mix is substantially different.
      As of December 31, 2004, the weighted-average multiple for MSRs has decreased compared to December 31, 2003, primarily due to the higher lifetime prepayment speeds assumption than a year ago. During 2004, our servicing portfolio has shifted from predominantly fixed-rate loans to an increased percentage of hybrid-ARM and ARM loans, which tend to prepay faster. The decrease in the weighted-average multiple for our AAA-rated and agency interest-only securities reflected our adjustments to the valuation based on the market pricing of similar traded interest-only securities. The weighted-average multiples for lot and subprime residuals were comparable to last year, while the weighted-average multiple for prime residuals has decreased due to accelerated prepayments.
Hedging Interest Rate Risk on Servicing-Related Assets
      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities, and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our Investing Divisions are responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Asset and Liability Committee (“ALCO”), management level Enterprise Risk Management group (“ERM”), and our Board of Directors-level ERM.
      The objective of our hedging strategy is to mitigate the impact of changes in interest rates on the net economic value of the balance sheet and quarterly earnings, not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and our servicing portfolio retention efforts. Historically, we have hedged servicing-related assets using a mix of securities on our balance sheet, such as AAA-rated principal-only securities, buying and/or selling mortgage-backed or U.S. Treasury securities, as well as derivatives such as futures, floors, interest rate swaps, or options. During 2003, clean-up call revenues and retention programs also were added to our overall servicing asset management program. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the above instruments designed to correlate well with the hedged servicing assets and our anticipated servicing retention rates.
      As shown in the table below, our return on servicing-related assets has continued to be negatively impacted by high short-term prepayment speeds.
      The following table breaks out the components of service fee income/expense and the net loss on MBS.

	Year Ended

	December 31,	December 31,	Percentage
	2004	2003	Change

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$142,266	$105,063	35%
Amortization	(146,491)	(85,590)	71%

Service fee (expense) income net of amortization	(4,225)	19,473	(122)%
Valuation adjustments on MSRs	(50,293)	(5,543)	(807)%
Hedging (loss) gains	42,065	(30,011)	240%

Total service fee (expense) income	$(12,453)	$(16,081)	23%

Net (loss) gain on securities:
Realized gain on available-for-sale securities	$3,972	$2,080	91%
Impairment on available-for-sale securities	(1,582)	(2,336)	32%
Unrealized loss on AAA-rated and agency interest-only securities and residual securities	(33,329)	(54,382)	39%
Net gain on securities and other instruments used to hedge AAA-rated and agency interest-only securities and residual securities	7,135	23,785	(70)%

Total (loss) gain on mortgage-backed securities, net	$(23,804)	$(30,853)	23%

Total clean-up call and retention program income	$57,055	$82,890	(31)%

      As master servicer for our various securitizations, we maintain the right to call selected transactions when the outstanding loan balances in the securitization trust decline to a specified level, typically 10% of the original collateral balance. During the year ended December 31, 2004, we sold approximately $445.0 million of called loans with a pretax gain of $12.5 million. We expect to exercise our option to call additional loans of approximately $99.0 million for 2005, versus the 2004 volume of $446.3 million, the exact timing and amount of which is dependent upon the future interest rate environment and borrower prepayment behavior.
      Mortgage loan servicing provides a key advantage to mortgage originators in a declining interest rate environment, as there is an existing base of customers that could potentially be in the market for a refinance mortgage. The gains from providing a new mortgage to an existing customer serve to mitigate the decline in value of the mortgage servicing asset for the early prepayment of the original loan. Prior to the third quarter of 2003, servicing referrals and direct marketing to IndyMac’s servicing customers was performed by the Web & Direct Mail segment. IndyMac began to transition this customer retention activity to the mortgage servicing segment beginning in the third quarter of 2004 and completed the transition by the end of 2004. In order to evaluate the overall profitability of the servicing segment, we believe it is important to view the profitability including all of the retention activities performed at the Company, both by the Web & Direct Mail segment and the mortgage servicing segment.
      The income from the clean-up call and retention programs is recognized as a component of gain on sale and net interest income in the Investing Divisions’ mortgage banking activities. As shown in our segment results on page 31, the effect of the clean-up call and retention program activities allowed the mortgage servicing business to generate positive returns during the historical refinance boom periods.
      The income from the clean-up call and retention programs totaled $57.1 million during 2004, a decrease of $25.2 million compared to the year ended December 31, 2003. The reduction is primarily due to the significant decreases in the amount of clean-up loans called and loans acquired through retention programs in 2004, combined with lower weighted-average coupon rates on loans acquired, compared to the same period of 2003.
      When looked at as a whole, the retention activities significantly enhance the servicing returns. The second quarter of 2004 was the only quarter in which IndyMac has suffered a loss in its servicing activities net of the retention profits. The table below shows the total return on servicing and retained assets including an estimate of the Web & Direct Mail segment retention profits.

	Year Ended

	December 31,	December 31,	Percent
	2004	2003	Change

	(Dollars in thousands)
Net revenues:
Servicing-related assets segment	$34,136	$63,156	(46)%
Web and Direct Mail servicing retention revenue	27,111	58,938	(54)%

Total net revenues	61,247	122,094	(50)%
Operating expenses:
Servicing-related assets segment	44,053	36,746	20%
Web and Direct Mail servicing retention expenses	12,254	27,307	(55)%

Total operating expenses	56,307	64,053	(12)%
Earnings before tax	4,940	58,041	(91)%

Net earnings	$2,989	$35,115	(91)%

Average capital allocated:
Servicing-related assets segment	$224,763	$203,623	10%
Web and Direct Mail servicing retention revenue	4,311	9,482	(55)%

Total average capital	$229,074	$213,105	7%

ROE	1%	17%	(94)%
Construction Lending
      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9 to 12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The construction loans are typically fixed-rate loans during the construction phase, and the Company earns net interest income during this time period. When the loan converts to permanent status, it is transferred into the Company’s pipeline of mortgage loans held for sale, and its interest rate may be adjusted based on the underlying note. As of December 31, 2004, we expect approximately 50% of the construction loans to be converted to adjustable-rate permanent loans, 35% to hybrid adjustable-rate loans, and 15% to fixed-rate loans. Consumer construction loan originations grew 31% over 2003, as we continue to take advantage of the strong “new home” purchase market. Overall, the Consumer Construction group is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at December 31, 2004 were $1.4 billion, up 26% compared to the amount at December 31, 2003.
      Builder construction loans are typically adjustable rate and based on prime rates. During the year ended December 31, 2004, we entered into new tract construction commitments of $1.1 billion, up 43% from 2003. Builder loans outstanding at December 31, 2004, including construction land, and other mortgage loans, totaled $797.2 million, a $192.1 million, or 32% increase compared to December 31, 2003. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the underlying real estate.
      The following tables present further information on our construction loan portfolios.

	As of

	December 31, 2004		December 31, 2003

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Construction loans	$1,443,450	$643,116	$1,145,526	$484,397
Land and other mortgage loans	$37,172	$154,123	$87,045	$157,036
Outstanding commitments	$2,528,054	$1,461,296	$2,091,853	$1,120,893
Average construction loan commitment	$410	$1,941	$391	$3,046
Non-performing loans	0.65%	1.45%	0.78%	1.60%
Annual yield on construction loans	5.62%	6.73%	6.32%	6.75%
Fixed-rate loans	98%	—	94%	1%
Adjustable-rate loans	2%	98%	6%	97%
Hybrid adjustable-rate loans	—	2%	—	2%

	December 31, 2004

	Aggregate Maturities of Loan Balances Due

	Within One Year or Less		Between One to Five Years		After Five Years

	By Interest Rate Type

	Fixed	Floating	Fixed	Floating	Fixed	Floating

	(Dollars in thousands)
Consumer Construction	$1,428,712	—	$14,738	—	—	—
Builder Construction	$123,551	$340,697	$11,439	$167,429	—	—

Total Loans	$1,552,263	$340,697	$26,177	$167,429	—	—

Additional Information as of December 31, 2004

Consumer
Construction
Loans

Average loan-to-value ratio(1)	74%
Average FICO score(2)	707
Geographic distribution
Southern California	29%
Northern California	17%
Hawaii	6%
New York	5%
Florida	5%
Washington	3%
Colorado	3%
Nevada	3%
New Jersey	2%
Georgia	2%
Other (each individually less than 2%)	25%

Total Consumer Construction	100%

Builder
Construction
Loans

Average loan-to-value ratio(1)	70%
Average FICO score(2)	N/A
Southern California	42%
Northern California	22%
Illinois	11%
Florida	6%
Massachusetts	3%
Nevada	3%
New York	3%
Other (each individually less than 2%)	10%

Total Builder Construction	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at December 31, 2004.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.
      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 64.
HELOC Portfolio
      The HELOC portfolio, including the HELOCs we securitized during 2004, grew 141% during the year ended December 31, 2004, from $0.7 billion at December 31, 2003, to $1.7 billion at December 31, 2004. The HELOC production was largely from our internal and conduit channels. HELOC loans that we currently plan to sell or securitize are classified as held for sale.
      During 2004, the Company financed $1.0 billion in HELOC loans through two separate securitization transactions. The trusts issued AAA-rated asset-backed certificates that are guaranteed by a third party insurer. The Company pledged the certificates to secure $1.0 billion of nonrecourse debt. As a result of these transactions, the Company recharacterized the net book value of the HELOCs as securities available for sale and servicing rights. The nonrecourse notes are reflected in other borrowings. The Company recognized no gain or loss on these secured financing transactions. The primary objectives of these transactions were to (1) lower our cost of funds, (2) improve our liquidity profile, and (3) improve our risk profile through the use of bond insurance. Additionally, the Company sold $329.2 million of HELOC loans during the fourth quarter of 2004 and recognized a $2.0 million gain on sale of loans, in addition to the net interest income earned before the loans were sold.

      The following table presents information on our HELOCs as of December 31, 2004 and 2003. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	December 31,	December 31,
	2004	2003

	(Dollars in thousands)
Outstanding book value	$404,342	$711,494
Outstanding commitments(1)	$838,534	$1,189,213
Average spread over prime	1.41%	1.92%
Non-performing loans	0.30%	0.17%
Average FICO score	726	710
Average CLTV ratio(2)	76%	77%
Additional Information as of December 31, 2004

	Total	Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Book Value	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
96% to 100%	$80,392	$69	2.18%	733	0.13%
91% to 95%	40,842	63	2.14%	717	0.92%
81% to 90%	104,239	63	1.83%	709	1.09%
71% to 80%	87,936	87	0.79%	724	0.78%
70% or less	90,933	88	0.53%	741	0.20%

Total	$404,342	76	1.41%	726	0.61%

(1) On funded loans.

(2)	The CLTV combines the loan-to-value on both the first mortgage loan and the HELOC.

NET INTEREST INCOME
      The following table sets forth information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

	Year Ended December 31,

	2004			2003			2002

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$2,906,547	$143,351	4.93%	$1,794,630	$83,903	4.68%	$1,828,694	$112,065	6.13%
Loans held for sale	5,188,810	277,494	5.35%	3,438,677	214,338	6.23%	2,222,838	148,498	6.68%
Mortgage loans held for investment	5,271,841	224,962	4.27%	3,680,554	170,290	4.63%	1,707,409	111,450	6.53%
Builder construction and income property	555,754	37,427	6.73%	549,582	37,114	6.75%	595,711	42,726	7.17%
Consumer construction	1,249,931	70,288	5.62%	956,211	60,392	6.32%	731,476	55,660	7.61%
Investment in Federal Home Loan Bank stock and other	347,976	14,086	4.05%	255,050	9,804	3.84%	144,028	6,705	4.66%

Total interest-earning assets	15,520,859	767,608	4.95%	10,674,704	575,841	5.39%	7,230,156	477,104	6.60%

Other	1,349,776			1,037,578			721,659

Total assets	$16,870,635			$11,712,282			$7,951,815

Interest-bearing deposits	$4,277,667	$103,612	2.42%	$3,162,221	$87,828	2.78%	$2,665,942	$105,188	3.95%
Advances from Federal Home Loan Bank	5,809,913	145,925	2.51%	3,820,076	113,032	2.96%	2,092,972	101,647	4.86%
Other borrowings	4,560,357	113,009	2.48%	2,697,909	64,044	2.37%	1,710,659	60,981	3.56%

Total interest-bearing liabilities	14,647,937	362,546	2.48%	9,680,206	264,904	2.74%	6,469,573	267,816	4.14%

Other	1,070,583			1,096,006			618,466

Total liabilities	15,718,520			10,776,212			7,088,039
Shareholders’ equity	1,152,115			936,070			863,776

Total liabilities and shareholders’ equity	$16,870,635			$11,712,282			$7,951,815

Net interest income		$405,062			$310,937			$209,288

Net interest spread			2.47%			2.66%			2.46%

Net interest margin			2.61%			2.91%			2.89%

Return on average equity			18.34%			18.30%			16.60%

Return on average assets			1.25%			1.46%			1.80%

      The net interest margin for 2004 was 2.61%, a decline of 30 basis points from 2.91% for the year ended December 31, 2003. The margin decline year over year was primarily due to our mortgage loans held for sale portfolio. As shown in the table below, the net interest margin in this portfolio declined 123 basis points from 2003. The decline was attributable to increases in short-term interest rates and a shift in portfolio composition to lower rate ARM products.

	Year Ended

	December 31, 2004			December 31, 2003

	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in thousands)
By Business Activity
Investing, HELOC & Financing	$10,645,206	$232,143	2.18%	$7,044,017	$137,233	1.95%
Mortgage banking	4,875,653	172,919	3.55%	3,630,687	173,704	4.78%

Total Company	$15,520,859	$405,062	2.61%	$10,674,704	$310,937	2.91%

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

•	changes in volume (changes in average outstanding balances multiplied by the prior period’s rate),

•	changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and

•	changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Year Ended December 31
	2004 vs. 2003

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Securities	$51,985	$4,608	$2,855	$59,448
Loans held for sale	109,088	(30,440)	(15,492)	63,156
Mortgage loans held for investment	73,625	(13,232)	(5,721)	54,672
Builder construction and income property	417	(103)	(1)	313
Consumer construction	18,551	(6,621)	(2,034)	9,896
Investment in Federal Home Loan Bank stock and other	3,572	521	189	4,282

Total interest income	257,238	(45,267)	(20,204)	191,767

Interest expense:
Interest-bearing deposits	30,981	(11,234)	(3,963)	15,784
Advances from Federal Home Loan Bank	58,877	(17,085)	(8,899)	32,893
Other borrowings	41,096	4,413	3,456	48,965

Total interest expense	130,954	(23,906)	(9,406)	97,642

Net interest income	$126,284	$(21,361)	$(10,798)	$94,125

	Year Ended December 31,
	2003 vs. 2002

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed Securities	$(2,087)	$(26,570)	$495	$(28,162)
Loans held for sale	81,225	(9,946)	(5,439)	65,840
Mortgage loans held for investment	128,796	(32,453)	(37,503)	58,840
Builder construction and income property	(3,308)	(2,497)	193	(5,612)
Consumer construction	17,100	(9,461)	(2,907)	4,732
Investment in Federal Home Loan Bank stock and other	5,169	(1,169)	(901)	3,099

Total interest income	226,895	(82,096)	(46,062)	98,737

Interest expense:
Interest-bearing deposits	19,581	(31,143)	(5,798)	(17,360)
Advances from Federal Home Loan Bank	83,878	(39,718)	(32,775)	11,385
Other borrowings	35,193	(20,373)	(11,757)	3,063

Total interest expense	138,652	(91,234)	(50,330)	(2,912)

Net interest income	$88,243	$9,138	$4,268	$101,649

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
      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of December 31, 2004 and 2003. Our NPV model has been built to focus on the Bank alone as the $1.3 billion of assets at the holding company and its non-bank subsidiaries have very little interest rate risk exposure.

	December 31, 2004			December 31, 2003

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$352,664	$352,664	$352,664	$111,203	$111,203	$111,203
Trading securities	215,480	202,801	224,716	206,484	180,197	228,880
Available for sale securities	2,362,108	2,398,485	2,303,858	1,611,958	1,662,715	1,553,103
Loans held for sale	4,474,459	4,530,902	4,385,744	2,573,248	2,606,028	2,519,059
Loans held for investment	6,725,541	6,792,345	6,616,173	7,396,475	7,448,389	7,304,464
MSRs	640,794	509,099	728,703	443,688	311,777	534,672
Other assets	898,496	959,259	926,602	789,332	788,954	838,308

Total assets	$15,669,542	$15,745,555	$15,538,460	$13,132,388	$13,109,263	$13,089,689

Deposits	$5,688,988	$5,741,396	$5,640,149	$4,367,400	$4,404,900	$4,335,433
Advances from Federal Home Loan Bank	6,160,151	6,189,573	6,131,386	4,949,477	4,979,962	4,919,147
Other borrowings	1,865,801	1,867,124	1,864,481	2,438,695	2,440,538	2,436,665
Other liabilities	299,876	300,119	299,631	156,711	156,800	156,599

Total liabilities	14,014,816	14,098,212	13,935,647	11,912,283	11,982,200	11,847,844

Shareholders’ equity (NPV)	$1,654,726	$1,647,343	$1,602,813	$1,220,105	$1,127,063	$1,241,845

% change from base case		(0.45)%	(3.14)%		(7.63)%	1.78%

      The increase in the net present value of equity from December 31, 2003, to December 31, 2004, is primarily due to (i) the increase in retained earnings of IndyMac Bank in the amount of $144.3 million, (ii) a capital contribution of $120.0 million from IndyMac Bancorp to IndyMac Bank, and (iii) lower relative valuation of certain liabilities as interest rates have increased. The December 31, 2004 results indicate that IndyMac Bank has a more neutral profile in an up and down 100 basis point scenarios than 2003. It should be noted that this analysis is based on instantaneous change in interest rates and does not reflect (i) the impact of changes in hedging activities as interest rates change, and (ii) changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.
      The assumptions inherent in our interest rate shock models include expected valuation changes in an instantaneous and parallel interest rate shock and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury, LIBOR/swap curve, and mortgages. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from a decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.
CREDIT RISK AND RESERVES
      The following table presents the details of our loan portfolio.

	December 31,

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
SFR mortgage loans and HELOCs	$4,450,921	39.8%	$5,587,409	55.7%	$2,311,753	37.4%	$1,168,808	23.0%	$1,002,640	24.8%
Land and other mortgage loans	158,468	1.4%	126,044	1.3%	130,455	2.1%	327,100	6.4%	283,311	7.0%
Builder construction and income property loans	643,119	5.7%	520,682	5.2%	546,461	8.8%	654,889	12.9%	611,745	15.1%
Consumer construction loans	1,443,450	12.9%	1,145,526	11.4%	875,335	14.1%	725,200	14.3%	372,394	9.2%

Total core held for investment loans	6,695,958	59.8%	7,379,661	73.6%	3,864,004	62.4%	2,875,997	56.6%	2,270,090	56.1%
Discontinued product lines(1)	53,795	0.5%	69,524	0.7%	97,644	1.6%	120,360	2.4%	349,757	8.7%

Total held for investment portfolio	6,749,753	60.3%	7,449,185	74.3%	3,961,648	64.0%	2,996,357	59.0%	2,619,847	64.8%

Total held for sale portfolio	4,445,572	39.7%	2,573,248	25.7%	2,227,683	36.0%	2,080,763	41.0%	1,420,772	35.2%

Total loans	$11,195,325	100%	$10,022,433	100.0%	$6,189,331	100.0%	$5,077,120	100.0%	$4,040,619	100.0%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

      The following table summarizes our allowance for loan losses/credit discounts and non-performing assets as of December 31, 2004.

						Net Charge-offs/
				Total Reserves		Net REO
		Allowance	Credit	as a	Non-	(Gains) Losses
		For Loan	Discounts	Percentage of	Performing
Type of Loan	Book Value	Losses	(2)	Book Value	Assets	2004	2003

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$4,450,921	$17,969	$—	0.40%	$22,155	$3,060	$3,888
Land and other mortgage	158,468	4,421	—	2.79%	—	—	11
Builder construction and income property loans	643,119	12,485	—	1.94%	11,546	76	3,268
Consumer construction loans	1,443,450	10,316	—	0.71%	9,553	1,387	1,378

Total core held for investment loans	6,695,958	45,191		0.67%	43,254	4,523	8,545
Discontinued product lines(1)	53,795	7,700		14.31%	5,868	3,401	9,271

Total held for investment portfolio	$6,749,753	$52,891		0.78%	49,122	7,924	17,816

Held for sale portfolio	4,456,604		11,032	0.25%	54,611	—	—

Total loans	$11,206,357				103,733	$7,924	$17,816

Foreclosed assets
Core portfolios					18,534	$(661)	$(2,261)
Discontinued product lines					627	44	(27)

Total foreclosed assets					19,161	$(617)	$(2,288)

Total non-performing assets					$122,894

Total non-performing assets as a percentage of total assets					0.73%

(1)	Discontinued product lines include manufactured home loans, home improvement and warehouse lending, which were discontinued during 1999.

(2)	This amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.

      The following table provides additional comparative data on non-performing assets.

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$22,155	$12,414	$15,097	$21,354	$32,261
Land and other mortgage loans	—	71	8,376	7,514	3,838
Builder construction and income property loans	11,546	9,704	9,275	21,347	30,275
Consumer construction	9,553	8,954	10,257	6,722	2,551

Total core portfolio non-performing loans	43,254	31,143	43,005	56,937	68,925
Discontinued product lines	5,868	6,449	10,005	15,894	15,454

Total non-performing loans portfolio	49,122	37,592	53,010	72,831	84,379
Non-performing loans held for sale	54,611	38,855	10,626	24,036	13,235

Total non-performing loans	103,733	76,447	63,636	96,867	97,614
Foreclosed assets	19,161	23,677	36,526	19,372	16,265

Total non-performing assets	$122,894	$100,124	$100,162	$116,239	$113,879

Total non-performing assets to total assets	0.73%	0.76%	1.05%	1.55%	1.98%

Allowance for loan losses to non-performing loans held for investment	108%	140%	96%	79%	70%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$45,644	$41,314	$41,770	$43,350	$37,916
Provision for loan losses	4,070	12,875	9,807	5,985	7,114
Charge-offs net of recoveries
SFR mortgage loans	(3,060)	(3,888)	(5,783)	(3,073)	(1,006)
Land and other mortgage loans	—	(11)	(1,658)	—	—
Builder construction	(76)	(3,268)	(2,584)	(3,879)	(462)
Consumer construction	(1,387)	(1,378)	(238)	(613)	(212)

Charge-offs net of recoveries	(4,523)	(8,545)	(10,263)	(7,565)	(1,680)

Balance, end of period	45,191	45,644	41,314	41,770	43,350
Discontinued product lines
Balance, beginning of period	7,001	9,447	15,930	15,612	15,964
Provision for loan losses	4,100	6,825	6,348	16,037	8,860
Charge-offs net of recoveries	(3,401)	(9,271)	(12,831)	(15,719)	(9,212)

Balance, end of period	7,700	7,001	9,447	15,930	15,612

Total allowance for loan losses	$52,891	$52,645	$50,761	$57,700	$58,962

Charge-offs to average loans held for investment	0.11%	0.34%	0.76%	0.83%	0.43%
Charge-offs to production	0.02%	0.06%	0.11%	0.13%	0.11%
Core portfolio loans only
Charge-offs to average loans held for investment	0.06%	0.17%	0.34%	0.27%	0.07%
Charge-offs to production	0.01%	0.03%	0.05%	0.04%	0.02%

      The allowance for loan losses is allocated to the following categories for segment reporting purposes. The overall adequacy of the allowance for loan losses is based on the allowance in its entirety. The allocation amongst the various loan products is representative of our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances. Allocation of the allowance for loan losses to each category, and the corresponding percentage of the loan category, at the dates indicated are as follows:

	December 31,

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
	Balance	Category	Balance	Category	Balance	Category	Balance	Category	Balance	Category

	(Dollars in thousands)
Portfolio loans:
SFR mortgage loans	$17,969	0.4%	$20,038	0.4%	$13,053	0.6%	$11,659	1.0%	$13,616	1.4%
Land and other mortgage loans	4,421	2.8%	3,167	2.5%	2,555	2.0%	4,541	1.4%	3,405	1.2%
Builder construction and income property loans	12,485	1.9%	12,509	2.4%	15,334	2.8%	18,155	2.8%	20,584	3.4%
Consumer construction loans	10,316	0.7%	9,930	0.9%	10,372	1.2%	7,415	1.0%	5,745	1.5%

Total portfolio loans	45,191	0.7%	45,644	0.6%	41,314	1.1%	41,770	1.5%	43,350	1.9%
Discontinued product lines	7,700	14.3%	7,001	10.1%	9,447	9.7%	15,930	13.2%	15,612	4.5%

Total allowance for loan losses	$52,891	0.8%	$52,645	0.7%	$50,761	1.3%	$57,700	1.9%	$58,962	2.3%

      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $63.9 million at December 31, 2004, compared to $66.6 million at December 31, 2003. As of December 31, 2004, the allowance for loan losses of $52.9 million for loans held for investment, represented 0.78% of total loans held for investment, comparable to the allowance for loan losses to total loans held for investment of 0.71% at December 31, 2003. For the full year 2004, charge-offs of $7.9 million were down 56% relative to 2003.
      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We recorded the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value. The ratio of non-performing assets to total assets of 0.73% remained comparable to 0.76% at December 31, 2003. Total non-performing assets amounted to $122.9 million at December 31, 2004 as compared to $100.1 million at December 31, 2003, mainly due to the growth of our loan portfolio by $1.2 billion in 2004 and the exercise of clean-up calls during the year 2004.
      As master servicer for our various securitizations, we retain the right to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10%, of the original balance. When the fair value of performing loans remaining within a securitization exceeds the expected losses on non-performing loans and the cost of exercise, we will typically exercise our option to call. A portion of the loans we acquired pursuant to clean-up calls was delinquent or non-performing. At December 31, 2004, total non-performing assets acquired through clean-up calls amounted to $45.9 million, of which $36.1 million is non-performing loans included in loans held for sale.
      With respect to the portfolio of loans held for investment in IndyMac’s core businesses, the allowance for loan losses at December 31, 2004, was $45.2 million, or 0.67% of the loan balance, compared to the 0.62% of total loan balance at December 31, 2003.

      With respect to IndyMac’s non-core liquidating portfolios, consisting of manufactured housing and home improvement loans, net charges-offs for the full year 2004 have significantly improved from prior year. After provision for loan losses of $4.1 million in 2004, the allocated allowance for loan losses at December 31, 2004 was $7.7 million, or 14.31% of the remaining principal balance of such liquidating portfolios, compared to the 10.07% reserve coverage at December 31, 2003.
      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses, management reviews the performance in the portfolios of loans held for investment and the non-core portfolios of discontinued product lines which consists of manufactured housing loans and home improvement loans.
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
      With respect to mortgage loans held for sale, we do not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustment related to the credit risk on loans held for sale totaled $11.0 million at December 31, 2004.
SECONDARY MARKET RESERVE
      We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform with the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential systemic issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since inception in 1993, the Company has repurchased only a very small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of IndyMac’s diversification of its loan sale channels to whole loan and GSE sales. While sales through these channels generate enhanced cash flows, they tend to have a greater level of representation and warranty and repurchase risk. The following table shows the amount of loans we have repurchased from each distribution channel, since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$141.0	$56,433	0.25%
Securitization trusts	9.6	72,626	0.01%

Total	$150.6	$129,059	0.12%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we are required to repurchase from whole loan sales or securitization transactions. These reserves, which totaled $35.6 million at December 31, 2004, have two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. See further discussion on legal matters associated with loans sold in “Note 21 — Commitments and Contingencies” included in the Company’s consolidated financial statements incorporated herein. The table below shows the activity in the reserves during the years ended December 31, 2004 and 2003.

	2004	2003

	(Dollars in thousands)
Balance, beginning of period,	$34,000	$37,636
Additions/provisions	22,922	26,706
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(24,843)	(34,805)
Recoveries on previous claims	3,531	4,463

Balance, end of period	$35,610	$34,000

      Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. The entire balance of our secondary market reserve is included on the consolidated balance sheets as a component of other liabilities.
OPERATING EXPENSES
General
      A summary of operating expenses follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and related	$286,121	$228,931	$202,030
Premises and equipment	43,621	35,899	30,946
Loan purchase costs	34,790	29,916	23,349
Professional services	25,836	20,706	22,997
Data processing	36,181	36,236	20,500
Office	21,870	22,925	18,151
Advertising and promotion	43,488	26,803	13,705
Operations and sale of foreclosed assets	6,693	4,572	1,216
Other	22,777	18,617	11,164

	$521,377	$424,605	$344,058

      General and administrative expenses, including $19.3 million from Financial Freedom with $12.3 million in salaries and related costs, increased during the year ended December 31, 2004 to $521.4 million, compared to $424.6 million during the same period in 2003. Excluding the expenses related to Financial Freedom, the increase was largely driven by increases in salaries, advertising and promotion, and premises and equipment as a result of the Company’s operational expansion and continued record-level of production volume. In a continuing effort to penetrate the market and gain market share, the Company increased its investment in direct marketing to further promote its less interest rate sensitive product offerings: subprime and HELOC products. Also, the Company incurred costs to expand its sales force infrastructure with dedicated resources focused on new customer activation, to enhance customer training and support, and to improve its conversion of loan submissions to fundings. As a result of the Financial Freedom acquisition, increased production volume and investments made in sales and customer service, the Company’s average full-time equivalent employees increased during the year by 17.7%, from 3,882 during the year ended December 31, 2003, to 4,570 during the year ended December 31, 2004.
Income Taxes
      Income tax provisions of $111.5 million for the year ended December 31, 2004 represented an effective tax rate of 40%. Income tax provisions of $111.4 million for the year ended December 31, 2003 represented an effective tax rate of 39%. Our effective tax rate for 2005 is expected to approximate that of 2004.
ISSUANCE OF COMMON STOCK
      On June 8, 2004, we issued 3,200,000 shares of common stock at a market price of $31.75 through a public offering. On July 12, 2004, we issued an additional 130,000 shares of common stock at a market price of $31.75 upon the exercise of the underwriters’ over-allotment option. The cash proceeds of $96.25 million from the initial closing, net of expenses, were recorded as equity during the second quarter of 2004. The cash proceeds from the exercise of the over-allotment option, net of expenses, of $3.9 million were recorded as equity during the third quarter of 2004. Certain of the proceeds were used to finance the acquisition of Financial Freedom and the remaining proceeds have been used for general corporate purposes, including, but not limited to, continued asset growth for IndyMac Bank.
SHARE REPURCHASE ACTIVITIES
      In June 1999, our Board of Directors approved a $100.0 million share repurchase program, which was subsequently increased by the Board to $500.0 million. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide Financial Corporation, Inc. (“Countrywide”), which was not a part of our share repurchase program. From the share repurchase program’s inception through December 31, 2002, we repurchased 28 million shares in open market transactions and from Countrywide at an average price of approximately $18.02 per share, for an aggregate investment of $504.4 million. At December 31, 2004, we had $63.6 million of remaining capacity to repurchase under the current authorization from the Board of Directors. No share repurchases under this program have been made since December 31, 2002.
      From time to time, we also repurchase shares from certain employees and officers at the then-current market price under the Company’s stock incentive plans. The following table summarizes the share repurchase activities from our employees and officers during 2004, as well as the information during the same period regarding our publicly announced share repurchase program described above:

				Maximum Approximate
			Total Number of	Dollar Value (in
			Shares Purchased	millions) of Shares
			as Part of Publicly	that May Yet Be
	Number of	Weighted-Average	Announced Plans or	Purchased Under the
Period	Shares(1)	Price Per Share	Programs	Plans or Programs(2)

January 1, 2004 — January 31, 2004	15,275	$29.84	—	$63.6
February 1, 2004 — February 29, 2004	—	—	—	63.6
March 1, 2004 — March 31, 2004	2,177	35.23	—	63.6

First Quarter Total	17,452	30.51	—

April 1, 2004 — April 30, 2004	—	—	—	63.6
May 1, 2004 — May 31, 2004	—	—	—	63.6
June 1, 2004 — June 30, 2004	—	—	—	63.6

Second Quarter Total	—	—	—

				Maximum Approximate
			Total Number of	Dollar Value (in
			Shares Purchased	millions) of Shares
			as Part of Publicly	that May Yet Be
	Number of	Weighted-Average	Announced Plans or	Purchased Under the
Period	Shares(1)	Price Per Share	Programs	Plans or Programs(2)

July 1, 2004 — July 31, 2004	314	31.36	—	63.6
August 1, 2004 — August 31, 2004	—	—	—	63.6
September 1, 2004 — September 30, 2004	—	—	—	63.6

Third Quarter Total	314	31.36	—

October 1, 2004 — October 31, 2004	1,236	36.75	—	63.6
November 1, 2004 — November 30, 2004	—	—	—	63.6
December 1, 2004 — December 31, 2004	256	32.25	—	63.6

Fourth Quarter Total	1,492	35.98	—

Year Total	19,258	$30.97	—

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s stock incentive plans at the then-current market prices.

(2)	Our Board of Directors approved a $100.0 million share repurchase program in June of 1999, which was subsequently increased by the Board to $500.0 million. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide, which was not a part of our share repurchase program.
      The Company repurchased 24,178 shares of stocks during 2003 from certain employees and officers under the Company’s internal benefit programs offered to employees and officers.
FUTURE OUTLOOK
      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. We believe, based on our confidence in our employees, hybrid thrift/mortgage banking business model, capital strength and ability to gain market share, that we are positioned to grow earnings per share at a compounded growth rate of approximately 15% over the long run, or approximately double the rate of the industry. In fact, IndyMac’s historical track record has exceeded this target over the last twelve years with compounded annual growth of 26% under its current management team.
      With that said, the past few years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs as a result of historically low interest rates, which led to record refinancing of mortgages. The industry is in the midst of a major transition from these historic highs back to more normalized levels. According to the forecasts published by the MBA, industry volumes declined 25% in 2004 and are expected to decline an additional 11% in 2005 from the current level.
      Given the significant industry transition, forecasting continues to be difficult. We currently expect EPS to be approximately $4.05 per share in 2005 before the implementation of FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires the expensing of stock options. This forecast is up from our prior forecast of $3.98 per share and reflects an increase of 19% from the $3.40 per share earned on a pro forma basis this year. We estimate that the implementation of stock option expensing will reduce EPS by approximately $0.12 in 2005, resulting in a full year forecast including the expensing of stock options of $3.93 per share. This EPS forecast is considered our best estimation in light of current market expectations for interest rates and industry volumes in 2005. However, the economy, interest rates and our industry remain volatile and as a result, our actual results could vary by as much as ten percent from this forecast.

      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-K entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), deposits, borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the year ended December 31, 2004, we had average operating liquidity of $1.1 billion, which is represented by unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and to meet our obligations and commitments in a timely and cost effective manner.
PRINCIPAL SOURCES OF CASH
Loan Sales and Securitizations
      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the year ended December 31, 2004, we sold 91% of our funded mortgage loans through three channels: (1) GSEs (generated $8 billion of cash proceeds); (2) private label securitizations (generated $16 billion of cash proceeds); and (3) whole loan sales (generated $7 billion of cash proceeds). The remainder we retained in our investment portfolio. If any of our sales channels were disrupted, our liquidity could be negatively impacted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.
      We elected to retain the remaining balance of the mortgage loans, totaling $3 billion, for our portfolio of mortgage loans held for investment to provide future interest income for the Company. Had we needed to raise more cash for liquidity reasons, these loans could have been sold via one of the above mentioned channels.
Advances from Federal Home Loan Bank
      The Federal Home Loan Bank system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated MBS are the principal collateral that may be used to secure these borrowings, although, certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, the Bank is approved for collateralized advances of up to $8.7 billion, of which $6.2 billion were outstanding at December 31, 2004. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.

Deposits/Retail Bank
      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 13 branches in Southern California, telebanking, and internet channels. Through our website at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information and pay their bills conveniently from any computer terminal.
      Included in deposits at December 31, 2004 and 2003 were non-interest bearing custodial accounts totaling $622.6 million and $528.7 million, respectively. These balances consist primarily of payments pending remittance on loans we service for Fannie Mae and Freddie Mac.
      Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit and individual retirement accounts. The following table sets forth the average balance of, and the average interest rate paid on deposits, by deposit category for the years ended December 31, 2004, 2003 and 2002.

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing checking	$41,818	0.93%	$38,196	0.92%	$34,935	1.25%
Savings	1,650,381	1.96%	1,185,563	2.08%	521,322	2.55%
Certificates of deposit	2,585,468	2.74%	1,938,462	3.25%	2,109,685	4.34%

Total interest-bearing deposits	4,277,667	2.42%	3,162,221	2.78%	2,665,942	3.95%
Non-interest-bearing checking	50,360	0.00%	40,534	0.00%	31,264	0.00%
Custodial accounts	660,877	0.00%	694,710	0.00%	330,095	0.00%

Total deposits	$4,988,904	2.07%	$3,897,465	2.26%	$3,027,301	3.48%

      Accrued but unpaid interest on deposits included in other liabilities totaled $965,000, $166,000 and $124,000 at December 31, 2004, 2003 and 2002, respectively.
Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase IndyMac Bancorp’s common stock. As part of this transaction, IndyMac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp common stock under its share repurchase program (see “Share Repurchase Activities” above).
      In both the months of July and December 2003, two trusts formed by each of us issued $30.0 million of trust preferred securities, yielding 6.05% and 6.30%, respectively. In December 2004, a trust formed by us issued an additional $30.0 million of trust preferred securities with a yield of 5.83%. In each of these transactions, IndyMac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The yield on the subordinated debentures and the common securities in each of these transactions matches the yields on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.
      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51”, on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The subordinated debentures underlying the trust preferred securities, and which represent the liabilities due from IndyMac Bancorp to the trusts, amounted to $215.2 million and $183.6 million at December 31, 2004 and 2003, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.
Other Borrowings, Excluding Subordinated Debentures underlying Trust Preferred Securities
      Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $2.9 billion at December 31, 2004, from $2.4 billion at December 31, 2003. The increase of $0.5 billion was primarily the result of additional draws to fund our asset growth, the issuance of $1.0 billion in non-recourse AAA-rated HELOC-backed notes, and the reductions of other borrowings using the funds from FHLB advances and deposits during the year ended December 31, 2004.
      At December 31, 2004, we had $5.0 billion in committed financing facilities, of which $2.9 billion was utilized and $1.0 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of December 31, 2004, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.
      The table below provides additional information related to our repurchase agreements.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Average balance during the year	$3,734,377	$2,458,977	$1,428,685
Maximum balance outstanding(1)	4,694,704	3,223,671	2,505,230
Balance at December 31,	1,930,686	2,438,059	2,401,554
Interest rate, end of year	2.7%	1.4%	1.7%
Weighted-average coupon rate during the year	2.2%	2.0%	2.0%

(1) The maximum amount of borrowings outstanding occurred in May 2004, October 2003 and October 2002.

      The following table summarizes our sources of financing as of December 31, 2004:

	Committed	Outstanding
Financial Institution or Instrument	Financing	Balances	Type of Financing	Maturity Date

	(Dollars in millions)
Merrill Lynch	$1,500	$533	Repurchase Agreement	May-05
UBS Warburg	750	368	Repurchase Agreement	Apr-05
UBS LTD.	386	386	Long Term Repo	Dec-05
Morgan Stanley	1,000	417	Repurchase Agreement	Oct-05
Greenwich Capital	300	46	Revolving Bank Line	Nov-05
Lehman Brothers	—	175
Bank of America	100	19	Revolving Bank Line	Feb-05
Credit Suisse First Boston Bank	—	7

Total Borrowings	4,036	1,951
Advances from Federal Home Loan Bank	8,673	6,162

Total Committed Financing	$12,709	8,113

Deposits		5,743
HELOC Note Trust (2004-1)	499	499	Note Trust	Apr-26
HELOC Note Trust (2004-2)	498	498	Note Trust	Oct-36
Trust Preferred Debentures		216	Trust Preferred Debentures	Nov-31

Total Financing		$15,069

      Our credit facilities do not have default triggers tied to our credit rating. While a change in rating would thus not directly affect our current borrowing capacity in a material manner, it might affect our lenders’ decisions to renew credit facilities with us or it may change market perceptions and impact our trading and loan sales activities. As of December 31, 2004, the corporate ratings assigned to both IndyMac Bancorp and IndyMac Bank were as follows:

	Standard & Poor’s	Fitch, IBCA, Duff & Phelps

IndyMac Bancorp:
Outlook	Stable	Stable
Long term issuer credit	BB+	BBB—
Short term issuer credit	B	F2
IndyMac Bank:
Outlook	Stable	Stable
Long term issuer credit	BBB—	BBB—
Short term issuer credit	A-3	F2
PRINCIPAL USES OF CASH
      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of MBS and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale and trading securities included as components of net cash (used in) operating activities totaled $5.6 billion during the year ended December 31, 2004 and $2.4 billion during the year ended December 31, 2003. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $444.6 million and $86.9 million for the year ended December 31, 2004 and 2003, respectively.

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Accumulated other comprehensive loss was $(20.3) million at December 31, 2004, compared to $(26.5) million at December 31, 2003. This change was a result of the increase in the fair value of the swaps and swaptions designated as cash flow hedges of floating rate borrowings, partially offset by the decrease in the fair value of securities classified as available for sale. It should be noted that accumulated other comprehensive loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated other comprehensive loss is not a component of the determination of regulatory capital.
REGULATORY CAPITAL REQUIREMENTS
      IndyMac Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that IndyMac Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk-weighted assets. This particular condition expired on July 1, 2003. As of December 31, 2004, IndyMac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.
      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all loans in a first lien position with a FICO score less than 620 and all loans in a second lien position with a FICO score less than 660 as subprime. Loans meeting this definition are supported by capital two times that of similar prime loans. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. As of December 31, 2004, subprime loans totaled $695.8 million as calculated for regulatory reporting purposes, of which $612.5 million were loans held for sale.
      The following table presents IndyMac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at December 31, 2004. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing IndyMac’s total risk-based capital by 64 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	7.66%	7.66%	2.00%
Tier 1 core	7.66%	7.66%	5.00%
Tier 1 risk-based	12.14%	11.53%	6.00%
Total risk-based	12.66%	12.02%	10.00%
      We believe that, under current regulations, IndyMac Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. IndyMac Bank’s regulatory capital compliance could be impacted, however, by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in the mix of assets, interest rate fluctuations, loan loss provisions and credit losses, or significant changes in the economy in areas where we have most of our loans. Any of these factors could cause our actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of IndyMac Bank to meet its future minimum capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS
      In the ordinary course of our business, we engage in financial transactions that are not recorded on our balance sheet. These transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources, or to optimize our capital usage.
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
      In connection with our loan sales that are securitization transactions, there are $32.3 billion in loans owned by off-balance sheet trusts as of December 31, 2004. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. For information on the sales proceeds and cash flows from our securitizations for 2004 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Principal Sources of Cash — Loan Sales and Securitizations.”
      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated interest-only securities and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. Retained interests (excluding MSRs) were approximately $508.0 million at December 31, 2004. See “Note 14 — Transfers and Servicing of Financial Assets” in the accompanying notes to the consolidated financial statements for further disclosure of credit exposure associated with our securitizations.
      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. However, for additional information on certain risks involved in our securitizations see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors that May Affect Future Results — Credit Risk — Loan Sales and Qualifying Special Purpose Entities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results — Credit Risk — Loan Sales and Securitizations.”

AGGREGATE CONTRACTUAL OBLIGATIONS
      The following table summarizes our material contractual obligations as of December 31, 2004. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payment Due

		January 1, 2005	January 1, 2006	January 1, 2008
	Note	through	through	through	After
	Reference	December 31, 2005	December 31, 2007	December 31, 2009	December 31, 2009	Total

	(Dollars in thousands)
Deposits Without a Stated Maturity	10	$1,625,131	$—	$—	$—	$1,625,131
Custodial Accounts and Certificates of Deposits	10	3,513,666	573,635	31,047	—	4,118,348
FHLB Advances	11	4,595,000	1,487,000	80,000	—	6,162,000
Repurchase Agreements	12	1,949,871	—	—	—	1,949,871
HELOC Notes(1)		—	—	—	996,976	996,976
CMOs	12	—	—	—	189	189
Trust Preferred Debentures	12	—	—	—	215,205	215,205
Accrued Interest Payable	—	52,414	—	—	—	52,414
Deferred Compensation(2)	—	—	—	—	28,040	28,040
Operating Leases(3)	21	18,571	37,342	30,206	31,184	117,303
Employment Agreements(4)		9,713	11,307	—	—	21,020
Purchase Obligations	—	1,790	3,579	—	—	5,369

Total		$11,766,156	$2,112,863	$141,253	$1,271,594	$15,291,866

(1)	HELOC notes are non-recourse and secured by AAA-rated HELOC certificates.

(2)	The amount excludes $6.5 million of deferred compensation that is included in obligations under employment agreements.

(3)	Total lease commitments are net of sublease rental income.

(4)	Represents compensation for ten senior executives and includes both base salary and estimated bonuses. Amount is calculated based on the terms in their respective written employment agreements and includes $6.5 million deferred compensation noted in (2).
      A schedule of significant commitments at December 31, 2004 follows:

Payment Due

(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to an exercise clean-up calls	$58,858
Undisbursed loan commitments:
Builder construction	598,841
Consumer construction	1,142,409
HELOCs	434,192
Letters of credit	10,577
      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle claims based on breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993 through December 31, 2004, we have sold $129.1 billion in loans, and repurchased $150.6 million loans, or 0.12% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels, which is included in Other Liabilities on the consolidated balance sheets. The balance in this reserve totaled $35.6 million at December 31, 2004. See the caption “Secondary Market Reserve” above for further information.
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
INTEREST RATE RISK
Asset/Liability Management
      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our liquidity, financial position, and results of operations may be materially affected by changes in interest rates in various ways. The objective of our hedging strategies is to mitigate the impact of interest rate changes, on an economic and accounting basis, on net interest income and the NPV of our balance sheet. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also purchase derivative instruments to hedge our mortgage pipeline, MSRs and AAA-rated and agency interest-only securities to guard against losses resulting from increased prepayments in declining interest rate environments. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our asset valuation assumptions and other sources of interest rate risk discussed further below.
Mortgage Loans Held for Sale
      We hedge the risks associated with our mortgage pipeline. The mortgage pipeline consists of our commitments to purchase mortgage loans (“rate locks”) and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the customer locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. These commitments are recorded net of the anticipated loan funding probability or fallout factor. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we hedge the risk of overall changes in fair value of loans held for sale by either entering into forward loan sale agreements or selling forward Fannie Mae or Freddie Mac MBS to hedge loan commitments and to create fair value hedges against the funded loan portfolios.
AAA-Rated Interest-Only Securities and Mortgage Servicing Rights
      The primary risk associated with AAA-rated and agency interest-only securities and MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising rate environment. As of December 31, 2004, we held $124.1 million of AAA-rated and agency interest-only securities and $640.8 million of MSRs.
      To hedge changes in the value of our AAA-rated interest-only securities portfolio and MSRs, we generally use a combination of several financial instruments, including but not limited to, buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options. In managing the composition of our hedge position, we consider a number of factors including, but not limited to, the characteristics of the mortgage loans supporting the hedged assets, market conditions, the cost of alternate hedges, and internal and regulatory risk tolerances for interest rate sensitivity. We use hedging instruments to reduce our exposure to interest rate risk, rather than to speculate on the direction of market interest rates. These hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve among other factors as described below. While our hedging strategies have been generally effective, there can be no assurance that these strategies will succeed under any particular interest rate scenario.
Other Securities
      Certain financial instruments that we invest in tend to decrease in value as interest rates increase and tend to increase in value as interest rates decline. These include fixed rate investment grade and non-investment grade mortgage-backed and asset-backed securities, principal-only securities and U.S. Treasury bonds. The principal-only securities and U.S. Treasury bonds generally act as hedges to our servicing-related assets. To a lesser extent, mortgage securities supported by adjustable rate mortgage loans may change in value as interest rates change, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable changes in market interest rates. While such MBS are highly rated instruments from a credit standpoint, these securities are considered complex mortgage securities because actual future cash flows may vary from expected cash flows primarily due to borrower prepayment behavior.
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
      Basis Risk. In connection with our interest rate risk management, basis risk is most prevalent in our hedging activities, in that the change in value of hedges may not equal or completely offset the change in value of the financial asset or liability being hedged. While we choose hedges we believe will correlate effectively with the hedged asset or liability under a variety of market conditions, “perfect” hedges are not available for the assets or liabilities we attempt to hedge. For example, we hedge our pipeline of non-conforming mortgage loans with forward commitments to sell Fannie Mae or Freddie Mac securities of comparable maturities and weighted-average interest rates. However, our non-conforming mortgage loans typically trade at a discount (or require an incremental yield spread) relative to conforming GSE collateral, due to the higher perceived ratings of Fannie Mae or Freddie Mac obligations. In certain interest rate environments, the relative price movement of the non-conforming mortgage loans and the agency securities may differ, as the market may require a larger or smaller discount for the non-conforming loans. Consequently, the change in value of the non-conforming mortgage loan (the hedged asset), which is a function of the size of the discount, is typically not perfectly correlated with the change in value of the Fannie Mae or Freddie Mac securities sold (the hedge) resulting in basis risk.
      To hedge our MSRs and AAA-rated and agency interest-only securities, which are primarily backed by non-conforming mortgage loan collateral, we use a combination of LIBOR swaps, LIBOR/swap-based options, treasury and agency futures and private-label MBS. As there are no hedge instruments which would be perfectly correlated with these hedged assets, we use the above instruments because we believe they generally correlate well with the hedged assets. Further, we make assumptions in our financial models as to how LIBOR/swap, treasury, agency and private-label mortgage rates will change in relation to one another. From time to time, in certain interest rate environments, the relative movement of these different interest rates and the corresponding change in value of the applicable hedge instruments do not change as we anticipate, resulting in an imperfect correlation between the values of the hedges and the hedged assets.
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
      Repricing Risk. Repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to our business, they can expose us to fluctuations in income and economic value as interest rates vary. For example, if a long-term, fixed-rate loan is funded with a short-term deposit, future net interest income would be susceptible to a decline as interest rates increase. This decline would occur because the interest income from the loan is fixed, while the interest paid on the deposit will be reset each time the deposit matures. We monitor and manage repricing risk by calculating and monitoring the duration gap on our individual positions and in the aggregate, and maintaining certain risk tolerances. This internal risk management process, however, does not eliminate repricing risk.
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
VALUATION RISK
General
      We hold assets in our investment portfolio that we create in connection with the sale or securitization of mortgage loans. These assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 6% of total assets and 78% of total equity at December 31, 2004. We value them with complex financial models that incorporate significant assumptions and judgments, which could vary significantly as market conditions change.
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
      In volatile markets like we experienced in 2004, there is increased risk that our actual results may be significantly different than those results derived from using our assumptions. As the time period over which the uncertainty will be resolved increases, those estimates will likely change over a greater number of periods, potentially adding further volatility to the model results. For example, assumptions regarding prepayment speeds and loan loss levels are used in estimating values of certain assets. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, we may be required to write down the value of such assets. While we build in discounting factors to our assumptions and implement hedging strategies to mitigate the change in interest rates which drive the change in prepayment rates, asset write downs and write ups typically occur over the lives of the assets. This occurs because actual prepayments and losses are driven by borrower behavior, which cannot be precisely predicted.
      The above assumptions are just a few examples of assumptions incorporated into our valuations. Whenever active markets exist to provide relevant information, we use third party valuations and related assumptions determined from trading activity or market analysis. Our valuations are also subject to extensive review procedures, including a management-level ALCO and a Board of Directors-level ALCO. We also benchmark the overall valuation through third party reviews as discussed above. Further discussion of how we form our assumptions is included under “Critical Accounting Policies and Judgments” below.
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
Mortgage Loans
      We have two principal underwriting methods designed to be responsive to the needs of our mortgage loan customers: traditional underwriting and e-MITS underwriting. In 2004, we generated 64% of our mortgage loans through the e-MITS underwriting process. Through the traditional underwriting method, customers submit mortgage loans that are underwritten by us in accordance with our guidelines prior to purchase. As discussed above under the caption “Mortgage Banking Activities” in “Item 1. Business,” e-MITS is our automated, Internet-based underwriting and risk-based pricing system. e-MITS enables us to more accurately estimate expected credit loss, interest rate risk and prepayment risk, so that we can acquire loans at prices that more accurately reflect these risks. Risk-based pricing is based on a number of borrower and loan characteristics, including, among other loan variables, credit score, occupancy, documentation type, purpose, loan-to-value ratio and prepayment assumptions based on an analysis of interest rates.
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
      We retain limited credit exposure from the sale of mortgage loans. We make standard representations and warranties to the transferee in connection with all such dispositions. These representations and warranties do not assure against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the associated representations and warranties, we may be required to repurchase the loans from the transferee or we may make payments in lieu of curing such breaches of these representations and warranties. We have established a reserve for losses that arise in connection with representations and warranties for loans sold. This secondary market reserve is included on the consolidated balance sheets in Other Liabilities.
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
      See “Note 14 — Transfers and Servicing of Financial Assets” in the accompanying notes to the consolidated financial statements for further disclosure of credit exposure associated with securitizations.
Securities Portfolio
      We have assumed a certain degree of credit risk in connection with our investments in investment and non-investment grade MBS and residual securities. These securities may be purchased from third party issuers or retained from our own securitization transactions. In general, non-investment grade securities bear losses prior to the more senior investment grade securities. These securities therefore bear a disproportionate amount of the credit risk with respect to the underlying collateral. With regard to retained non-investment grade and residual securities, a fair value is calculated and assigned to these securities and (a) this value is reflected in the gain or (loss) on sale realized from the disposition of the mortgage loans and (b) the securities are initially reflected at this value on our balance sheet and subsequently adjusted to reflect the changes in fair value. The ultimate value of the security may be more or less than the initial calculated and assigned value depending upon the credit performance, among other assumptions, of the mortgage loans collateralizing the securities. The fair value of the security may change from time to time based upon actual default and loss experience of the collateral pool, actual and projected prepayment rates, economic trends and other variables. Our non-investment grade securities and residual portfolio of $218.4 million represented approximately 1% of total assets and 17% of shareholders’ equity at December 31, 2004.
      Non-investment grade securities represent leveraged credit risk as they absorb a disproportionate share of credit risk as compared to investment grade securities. These securities are recorded on our books net of discount that is based upon, among other things, the estimated credit losses, expected prepayments, as estimated by internal loss models and/or perceived by the market, and the coupons, associated with these securities. Our non-investment grade securities were recorded at a discount of $41.9 million to the securities’ face value and represented 34% of the face value of these securities at December 31, 2004. The adequacy of this discount is dependent upon how accurate our estimate is of both the amount and timing of the cash flows paid to the non-investment grade securities, which is primarily based upon our estimate of the amount and timing of credit losses and prepayments on the underlying loan collateral.
      Residual securities possess a greater degree of risk because they are relatively illiquid, represent the first loss position and require a higher reliance on financial models in determining their fair value. At December 31, 2004, our investment in residual securities totaled $135.4 million, which represented less than 1% of total assets and 11% of total shareholders’ equity. Realization of this fair value is dependent upon the discount rate used and the accuracy of our estimate of both the amount and timing of the cash flows paid to the residual securities, which are based primarily on our estimate of the amount and timing of credit losses on the underlying loan collateral and to a lesser extent prepayment rates on the underlying loan collateral.
Counterparty Risk
      In connection with our trading and hedging activities, we do business only with counterparties that we believe are established and sufficiently capitalized. In addition, with respect to hedging activities on the pipeline of mortgage loans held for sale, we enter into “master netting” agreements with an independent clearinghouse known as the Fixed Income Clearing Corporation. This entity collects and pays daily margin deposits to reduce the risk associated with counterparty credit quality. We do not engage in any foreign currency trading. All interest rate hedge contracts are with entities (including their subsidiaries) that are approved by a committee of our Board of Directors and that generally must have a long term credit rating of “A” or better (by one or more nationally recognized statistical rating organization) at the time the relevant contract is consummated. Accordingly, we do not believe that we are exposed to more than a nominal amount of counterparty risk associated with our trading and hedging activities.
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

LIQUIDITY RISK
General
      Our principal financing needs are to fund our acquisition of mortgage loans and our investment in mortgage loans and MBS. Our primary sources of funds to meet these financing needs include loan sales and securitizations, deposits, advances from the FHLB, committed borrowings and capital. Our ability to attract and maintain deposits and control our cost of funds has been, and will continue to be, significantly affected by market conditions.
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
Loan Sales and Securitizations
      Our business model relies heavily upon the ability to sell our majority of the mortgage loans shortly after we acquire them. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations.
      The key channels through which we sell mortgage loans are bulk sales of loan pools to GSEs, sales on a whole loan basis and the private securitization of loan pools, whereby the loans are sold to securitization trusts. In 2004, sales to GSEs were 26% of our total loan sales, whole loan sales were 22%, and private securitizations were 52%. We have ready access to all three of these distribution channels at this time; however, a disruption in this access could negatively impact our liquidity position and our ability to execute on our business plan. The secondary mortgage market is generally a very liquid market with continuing demand for mortgage-backed security issuances. If a temporary disruption to this market did occur, our depository structure provides us with the limited ability to hold mortgage loans on our balance sheet, somewhat mitigating this risk. In addition, we have substantial liquidity resources ($1.6 billion as of December 31, 2004) and the ability to raise additional funding. However, at our current production levels, if the disruption were to last for more than a month or two, we would have to radically restructure our business to slow volume and would have difficulty sustaining our earnings performance as a significant portion of our earnings depends on our ability to sell our mortgage production.
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
CYCLICAL INDUSTRY
      The mortgage industry is a cyclical business that generally performs better in a low interest rate environment such as the current one. The environment of historically low interest rates over the past three years has been very favorable for mortgage bankers, such as us. As the industry transitions to a higher interest rate environment, the demand for mortgage loans is expected to decrease, which would cause a lower level of growth, or even a reduction, in earnings per share, in the short run. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for mortgage loans. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in our mortgage loan volume. We have grown our investment in mortgage loans during 2004 to provide a level of core net interest income in an effort to mitigate the cyclicality.
COMPETITION
      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 1.7%. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.
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

GEOGRAPHIC CONCENTRATION
      A majority of our loans are geographically concentrated in certain states, including California, New York, Florida and New Jersey with 52% of our loan receivable balance at December 31, 2004 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.
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
      With the exception of the ALL, these items are generally created in connection with our loan sale and securitization process. The allocated cost of the retained assets at the time of the sale is recorded as a component of the net gain on sale of loans. We recognized a total of $431.2 million in gain on sale of loans, excluding the total impact of $67 million, before-tax, of SAB No. 105 and purchase accounting adjustments, during the year ended December 31, 2004. Such retained assets were comprised primarily of MSRs (49%) and, to a much lesser degree, AAA-rated and agency interest-only securities and investment grade securities and residual securities.
      There is a risk that at times we might not satisfy the requirements for fair value hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for a portion of our loans held for sale because we do not meet the required complex hedge correlation tests. This could cause temporary fluctuations in our reported income but not in the ultimate economic results. The fluctuation in our reported income if hedge accounting is not achieved would be over a very short period as we sold our mortgage loans on average in 61 days during 2004 and the economic effect of both the hedges and loans would be recorded once the sale was completed. In addition, any imprecision in valuation of these items would be adjusted and recorded in a short period through our gain on sale margin once the sale of the loans was completed.
      Fair values for these assets are determined by using available market information, historical performance of the assets underlying collateral and internal valuation models as appropriate. The reasonableness of fair values will vary depending upon the availability of third party market information, which is a function of the market liquidity of the asset being valued. In connection with our mortgage banking and investment portfolio operations, we invest in assets created from the loan sale and securitization process, for which markets are relatively limited and illiquid. As a result, the valuation of these assets is subject to our assumptions about future events rather than market quotations. These assets include AAA-rated and agency interest-only securities, MSRs, non-investment grade securities and residuals. As the number of variables and assumptions used to estimate fair value increases and as the time period increases over which the estimates are made, such estimates will likely change in a greater number of periods, potentially adding volatility to our valuations and financial results. For further information regarding the sensitivity of the fair value of these assets to changes in the underlying assumptions, refer to “Note 14 — Transfers and Servicing of Financial Assets” in the accompanying consolidated financial statements of the Company.
AAA-RATED INTEREST-ONLY SECURITIES
      AAA-rated interest-only securities are created upon the sale of loans through private-label securitizations or, to a much lesser degree, purchased from third party issuers. The asset values of AAA-rated interest-only securities represents the present value of the estimated future cash flows to be received from the excess spread. Future cash flows are estimated by taking the coupon rate of the loans collateralizing the transaction less the interest rate (coupon) paid to the investors less contractually specified servicing and trustee fees, after giving effect to estimated prepayments of the underlying loans. The AAA rating of the interest-only securities reflects the fact that they are exposed to very low credit risk, but does not reflect the fact that their interest rate risk can be significant.
      We classify our AAA-rated interest-only securities as trading and they are therefore carried at fair value, with changes in fair value being recorded through earnings. Valuation changes, net of related hedge gains and losses, are included in “Gain on mortgage-backed securities, net” in the Consolidated Statements of Earnings. We use third party models and an option adjusted spread (“OAS”) valuation methodology to value these securities. The key assumptions include projected lifetime prepayment rates based on collateral type, option adjusted spreads, and future delinquency and default rates. Based on these assumptions, our model calculates implied discount rates, which we compare to market discount rates and risk premiums to determine if our valuations are reasonable.
      In addition to considering actual prepayment trends, future prepayment rates are estimated based on the following four factors:

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
      As cash flows must be estimated over the life of the pool of mortgage loans underlying the AAA-rated interest-only securities, assumptions must be made about the level of interest rates over that same time horizon, which is primarily three to five years, as these securities have a weighted-average life of approximately that period. We utilize a credit spread over the market LIBOR/swap forward curve to estimate the level of mortgage interest rates over the life of the pool of loans. We believe a forward curve, as opposed to static or spot interest rates, incorporates the market perception about expected changes in interest rates and provides a more realistic estimate of lifetime interest rates and therefore prepayment rates.

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
MORTGAGE SERVICING RIGHTS
      MSRs are created upon the sale of loans to GSEs, in private-label securitizations, and sometimes, from the sale of whole loans. We also purchase MSRs from time to time from third parties. The carrying value of MSRs in our financial statements represents our estimate of the present value of future cash flows to be received by us as servicer of the loans. In general, future cash flows are estimated by projecting the service fee, plus late fees and reinvestment income associated with interest earned on “float,” after subtracting guarantee fees on agency portfolios, the cost of reimbursing investors for compensating interest associated with the early pay-off of loans, the market cost to service the loans, and the cost of mortgage insurance premiums (if applicable), and after giving effect to estimated prepayments.
      MSRs are recorded at the lower of amortized cost or fair value with valuation changes, net of hedges, being reported in service fee income in the consolidated statements of earnings. We use a third party valuation model and OAS. The key assumptions include prepayment rates and, to a lesser degree, reinvestment income and discount rates. Prepayment speeds and OAS derived discount rates are determined using the methodology described above for AAA-rated and agency interest-only securities.
      Reinvestment income represents the interest earned on custodial balances, often referred to as “float.” Custodial balances are generated from the collection of borrower principal and interest and escrow balances which we generally hold on deposit for a short period until the required monthly remittance of such funds to a trustee. Reinvestment income is reduced by compensating interest, or “interest shortfall,” which we must pay to investors to compensate for interest lost on the early payoff of loans pursuant to our servicing obligations. Our estimate of reinvestment income is a function of float, which is derived from our estimate of prepayment speeds, and an estimate of the interest rate we will earn by temporarily investing these balances. The reinvestment rate is typically based on the Federal Funds rate, and we factor in the market forward curve to derive a long-term estimate.
      The valuation of MSRs includes numerous assumptions of varying lower sensitivities in addition to the assumptions discussed above. For example, other assumptions include, but are not limited to, market cost to service loans, prepayment penalties, delinquencies and the related late fees and escrow balances. We believe our valuation of MSRs as of December 31, 2004 was reasonable given market conditions at December 31, 2004 and quarterly valuations obtained from third parties.
NON-INVESTMENT GRADE SECURITIES AND RESIDUALS
General
      Non-investment grade securities and residuals are created upon the issuance of private-label securitizations and to a lesser extent purchased from third parties. Non-investment grade securities (rated below BBB) represent leveraged credit risk as they typically absorb a disproportionate amount of credit losses before such losses affect senior or other investment grade securities. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The asset value of residuals represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses.

      Cash flows are also dependent upon various restrictions and conditions specified in each transaction. For example, residual securities are not typically entitled to any cash flows unless over-collateralization has reached a certain level. The over-collateralization represents the difference between the bond balance and the collateral underlying the security. A sample over-collateralization structure may require 2% of the original collateral balance for 36 months. At month 37, it may require 4%, but on a declining balance basis. Due to prepayments, that 4% requirement is generally less than the 2% required on the original balance. In addition, the transaction may include an over-collateralization “trigger event,” the occurrence of which may require the over-collateralization to be increased. An example of such a trigger event is delinquency rates or cumulative losses on the underlying collateral that exceed stated levels. If over-collateralization targets were not met, the trustee would apply cash flows that would otherwise flow to the residual security until such targets are met. A delay or reduction in the cash flows received will result in a lower valuation of the residual.
      We consider certain of our investment grade securities to be hedges of our AAA-rated interest-only securities and residual securities. We therefore classify them as trading securities in order to reflect changes in their fair values in our current income. Residual securities are generally classified as trading securities so that the accounting for these securities will mirror the economic hedging activities. All other MBS, including the majority of our non-investment grade securities, are classified as available for sale. At least quarterly, we evaluate the carrying value of non-investment grade and residual securities in light of the actual performance of the underlying loans. If fair value is less than amortized cost and the estimated undiscounted cash flows have decreased compared to the prior period, the impairment is recorded through earnings. We classify our non-investment grade residuals as trading and therefore record them at our estimate of their fair value, with changes in fair value being recorded through earnings. We use a third party model, using the “cash-out” method to value these securities. This method reflects when we receive the cash, which may be later than when the trust receives the cash. The model takes into consideration the cash flow structure specific to each transaction (such as over-collateralization requirements and trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates.
Loss Estimates
      We use a proprietary loss estimation model to project credit losses. This model was developed utilizing our actual loss experience for prime and subprime loans. The modeling logic has been reviewed by a third party specialist in this area and validated. The expected loan loss is a function of loan amount, conditional default probability and projected loss severity. Characteristics that impact default probability vary depending on loan type and current delinquency status, but generally include the borrower’s credit score, loan-to-value ratio, loan amount, debt-to-income ratio, and loan purpose, among other variables. Characteristics that impact loss severity includes unpaid principal balance, loan-to-value, days to liquidation, mortgage insurance status, cash-out versus no cash-out financing and primary residence status. The loss estimation model also includes conditional default curves, which relate to the expected timing of the estimated loss. In our experience, default probabilities generally reach a peak within two to three years of loan origination and become less likely after four to five years. While there can be no assurance as to the accuracy of the model in predicting losses, we and a third party specialist have “back tested” our model and have validated the model’s default probability logic. The model is updated and recalibrated periodically based on our on-going actual loss experience.
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
DERIVATIVES AND OTHER HEDGING INSTRUMENTS
      The accounting and reporting standards for derivative financial instruments are established in SFAS 133. SFAS 133 requires that we recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in fair value of these instruments depends on the intended use of the derivative and the associated designation. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as a fair value hedge or a cash flow hedge. In designating hedges of certain funded mortgage loans in our pipeline and our borrowings and advances as fair value hedges and cash flow hedges, respectively, we are required by SFAS 133 to establish at the inception of the hedge the method we will use in assessing the effectiveness of the hedging relationship, for hedge accounting qualification, and in measuring and recognizing hedge ineffectiveness, for financial reporting purposes. In accordance with the requirements of SFAS 133, these methods are consistent with our approach to managing risk.
      In complying with the requirements of SFAS 133, our management team has made certain judgments in identifying derivative instruments, designating hedged risks, calculating hedge effectiveness, and measuring, recognizing, and classifying changes in value. Critical judgments made with respect to our hedge designations include:

•	Hedge Effectiveness Testing Methodology. SFAS 133 requires that we identify and consistently follow a methodology justifying our expectation that our hedges will continue to be highly effective at achieving offsetting changes in value. In devising such a methodology, which is consistent with our risk management policy, we have exercised judgment in identifying (1) the scope and the types of historical data and observations, (2) the mathematical formulas and quantitative steps to calculate hedge effectiveness, and (3) the frequency and necessity of updates to our calculations and assumptions. As discussed in the footnotes to our financial statements, we have designated certain forwards, futures, and swaps to hedge the benchmark interest rate risk in our funded mortgage loan pipeline and borrowings exposures, respectively, as SFAS 133 hedges. If the results of our hedge effectiveness tests determine that our hedges are not effective, we do not adjust the basis of our pipeline mortgage loans, in the case of disqualified fair value hedges, or defer derivative gains and losses in Other Comprehensive Income (“OCI”), in the case of disqualified cash flow hedges, from the date our hedges were last effective to the date they are again compliant with SFAS 133. Therefore, the ability to recognize hedge accounting basis adjustments and OCI deferrals may cause us to report materially different results under different conditions or using different assumptions.

•	Hedge Ineffectiveness Measurement. Regardless of our method of proving hedge effectiveness, we are required to recognize hedge ineffectiveness to the extent that exact offset is not achieved, as defined by SFAS 133. As discussed in the footnotes to the financial statements, the estimated fair value amounts of our financial instruments have been determined using available market information and valuation methods that we believe are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts, and therefore on the recognition of basis adjustments and OCI deferrals for hedged mortgage loans and forecasted borrowing/advance cash flows, respectively, as well as the hedge ineffectiveness recognized in the income statement for both hedge types.

      Some of our hedges, certain elements of our pipeline which are required to be carried at fair value as a derivative instrument in accordance with SFAS 133, and other derivative instruments (including those we consider “economic” hedges as opposed to accounting hedges) for which we do not designate hedging relationships, involve estimates of fair value where no direct exchange-traded or indirect “proxy” market prices are immediately available. As noted above and in the footnotes to our financial statements, we employ available market information and valuation methods that we believe are appropriate under the circumstances and, as applicable, within the range of industry practice. Changes in either the mix of market information or the valuation methods used would change the fair values carried on the balance sheet, the associated impact on the income statement, and the application and impacts of SFAS 133 hedge accounting.
      Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” provides guidance regarding loan commitments that are accounted for as derivative instruments. As noted in the footnotes to the financial statements, interest rate lock commitments are generally valued at zero at inception. The rate locks are adjusted for changes in value resulting from changes in market interest rates.
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
      Homogeneous pools of loans exhibit similar characteristics and, as such, can be evaluated as pools of assets through the assessment of default probabilities and corresponding loss severities. Our homogeneous pools include residential mortgage loans, manufactured home loans and home improvement loans. The estimate of the allowance for loan losses for homogeneous pools is based on expected inherent losses resulting from three methodologies:

1) Internal Loan Loss Estimation Model — This model estimates losses based on several key loan characteristics. For further discussion regarding this model, see the previous section entitled “Non-Investment Grade Securities and Residuals — Loss Estimates.”

2) Delinquency Trend Analysis — This analysis provides the basis for estimating the direction of NPA and loss severity levels into future periods.

3) Historical Loss Analysis — This analysis compares the level of allowance to the historical losses actually incurred in prior years.
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
SENSITIVITY ANALYSIS
      Changing the assumptions used to estimate the fair value of AAA-rated and agency interest-only securities, MSRs and non-investment grade securities and residuals (“the retained assets”) could materially impact the amount recorded in gain on sale of loans. Initially, the estimation of the fair value of the retained assets from loan securitizations and sales impacts the financial statements of our mortgage-banking segment. Thereafter, adjustments to fair value impact the investment portfolio’s financial statements. Provisions to the secondary market reserve and adjustments to the ALL may impact any of our segments. Refer to “Note 13 — Transfers and Servicing of Financial Assets” in the consolidated financial statements of IndyMac for further information on the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, including fluctuations in short and long term interest rates. An additional risk is the early prepayment of loans held for investment, MBS and mortgage loans underlying our MSRs, AAA-rated and agency interest-only securities and residuals. The Investing Divisions are responsible for the management of interest rate and prepayment risks subject to policies and procedures established by our management-level ALCO and board of directors-level ERM. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results” above for further discussion of risks.
      We utilize a variety of means in order to manage interest rate risk. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest and fee income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with forward commitments to sell Fannie Mae or Freddie Mac securities of comparable maturities and weighted-average interest rates. To hedge our investments in AAA-rated and agency interest-only securities and MSRs, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans held for investment. In connection with all of the above strategies, we use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.
      The primary measurement tool used to evaluate risk is an NPV analysis. An NPV analysis simulates the effects of an instantaneous and sustains change in interest rates (in a variety of basis point increments) to parallel interest rate shifts, on our assets and liabilities, commitments and hedges. The result is an estimate of the increase or decrease to net portfolio value. See “Item 7. Management’s Discussion and Analysis — Overall Interest Rate Risk Management” for a further discussion of our NPV analysis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
      The information called for by this Item 8 is set forth beginning at page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      The management of IndyMac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of IndyMac’s disclosure controls and procedures. Based on that evaluation, management concluded that IndyMac’s disclosure controls and procedures as of December 31, 2004 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K (“Annual Report”) was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
      Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on Internal Control over Financial Reporting (“Report of Management”) included in this Annual Report, management assessed the Company’s internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company’s system of internal control over financial reporting met those criteria. The independent registered public accounting firm that audited the financial statements included in this Annual Report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. The Report of Management and the attestation report are included in this Annual Report Exhibit 99.1.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to December 31, 2004.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item 10 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item 11 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this Item 12 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.
PART IV

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item 14 is hereby incorporated by reference to IndyMac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) and (2) — Financial Statements and Schedules
      The information required by this section of Item 15 is set forth in the Index to Financial Statements and Schedules at page F-2 of this Form 10-K.

      (3) — Exhibits

Exhibit
No.	Description

2.1*	Amended and Restated Agreement and Plan of Merger by and between SGV Bancorp, Inc. (“SGV-B”) and IndyMac Bancorp (formerly known as IndyMac Mortgage Holdings, Inc.), dated as of July 12, 1999 and Amended and Restated as of October 25, 1999 (incorporated by reference to Appendix A to the definitive joint proxy statement of IndyMac Bancorp and SGVB filed with the SEC on November 5, 1999).
3.1*	Restated Certificate of Incorporation of IndyMac Bancorp (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
3.2*	Amended and Restated Bylaws of IndyMac Bancorp (incorporated by reference to Exhibit 3.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
4.1*	Indenture (the “Indenture”), dated as of December 1, 1985, between Countrywide Mortgage Obligations, Inc. (“CMO, Inc.”) and Bankers Trust Company, as Trustee (“BTC”) (incorporated by reference to Exhibit 4.1 to CMO, Inc.’s Form 8-K filed with the SEC on January 24, 1986).
4.2*	Series A Supplement, dated as of December 1, 1985, to the Indenture (incorporated by reference to Exhibit 4.2 to CMO, Inc.’s Form 8-K filed with the SEC on January 24, 1986).
4.3*	Indenture Supplement, dated as of September 1, 1987, among Countrywide Mortgage Obligations III, Inc. (“CMO III, Inc.”), CMO, Inc. and BTC (incorporated by reference to Exhibit 4.1 to CMO III, Inc.’s Form 8-K filed with the SEC on October 9, 1987).
4.4*	Indenture dated as of November 14, 2001 between IndyMac Bancorp and The Bank of New York (“BoNY”), as Trustee (incorporated by reference to Exhibit 4.8 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4.5*	First Supplemental Indenture dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Trustee (incorporated by reference to Exhibit 4.9 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4.6*	Rights Agreement dated as of October 17, 2001 between IndyMac Bancorp and BoNY, as Rights Agent (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 18, 2001).
4.7*	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 29, 2004).
4.8*	2002 Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 29, 2004).
10.1*	Amended and Restated Trust Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Sponsor, Roger H. Molvar and Richard L. Sommers, as Administrative Trustees, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, BoNY, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and several Holders of the Securities (incorporated by reference to Exhibit 10.11 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.2*	Unit Agreement dated as of November 14, 2001 between IndyMac Bancorp, IndyMac Capital Trust I, Wilmington Trust Company, as Property Trustee, and BoNY, as Agent (incorporated by reference to Exhibit 10.12 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.3*	Warrant Agreement dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Warrant Agent (incorporated by reference to Exhibit 10.13 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.4*	Guarantee Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Guarantor, and BoNY, as Guarantee Trustee (incorporated by reference to Exhibit 10.14 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10.5*	Director Emeritus Plan Agreement and Consulting Agreement dated January 22, 2002 between IndyMac Bancorp and Thomas J. Kearns (incorporated by reference to Exhibit 10.20 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).

Exhibit
No.	Description

10.6*	Employment Agreement dated February 28, 2002 between IndyMac Bank and Scott Keys (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2002).
10.7*	Amended and Restated Employment Agreement dated July 23, 2002 between IndyMac Bancorp and Michael W. Perry (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2002).
10.8*	Director Emeritus Agreement dated August 1, 2002 between IndyMac Bancorp and Frederick J. Napolitano (incorporated by reference to Exhibit 10.23 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.9*	Employment Agreement dated September 1, 2002 between IndyMac Bank and S. Blair Abernathy (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2002).
10.10*	Employment Agreement dated October 1, 2002 between IndyMac Bank and John Olinski (incorporated by reference to Exhibit 10.25 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.11*	Employment Agreement dated November 1, 2002 between IndyMac Bank and Richard Wohl (incorporated by reference to Exhibit 10.26 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.12*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.27 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.13*	Retirement Agreement dated February 10, 2003 between IndyMac Bancorp and David S. Loeb (incorporated by reference to Exhibit 10.28 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10.14*	IndyMac Bank Deferred Compensation Plan, Amended and Restated Effective as of September 15, 2003, as amended (incorporated by reference to Exhibit 10.18 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2003).
10.15*	Employment Agreement dated July 31, 2003 between IndyMac Bank and Charles Allen Williams (incorporated by reference to Exhibit 10.5 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).
10.16*	Employment Agreement dated September 15, 2003 between IndyMac Bank and Sherry DuPont (incorporated by referenced to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).
10.17*	Employment Agreement dated September 29, 2003 between IndyMac Bank and Ashwin Adarkar (incorporated by referenced to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).
10.18*	Agreement of Purchase and Sale and Joint Escrow Instructions dated October 31, 2003 by and between MS Pasadena, LLC (Seller) and IndyMac Bank (Buyer) for Pasadena Corporate Center, 3453, 3455, 3465, 3475 East Foothill Boulevard, Pasadena, California (incorporated by reference to Exhibit 10.24 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2003).
10.19*	Employment Agreement dated March 15, 2004 between IndyMac Bank and John DelPonti (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2004).
10.20*	IndyMac Bancorp, Inc. Amended Director Emeritus Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2004).
10.21*	IndyMac Bancorp, Inc. Board Compensation Policy & Stock Ownership Requirements (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2004).
10.22*	IndyMac Bancorp, Inc. Cash Incentive Award Program Under the 2002 Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2004).

Exhibit
No.	Description

10.23*	Summary of Terms of Stock Option Awards Granted to Executive Officers (incorporated by reference to Exhibit 10.3 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2004).
10.24	Employment Agreement dated July 31, 2004 between IndyMac Bank and R. Patterson Jackson.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reports on Internal Control Over Financial Reporting

*	Incorporated by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 1, 2005.

INDYMAC BANCORP, INC.

By:	/s/ Michael W. Perry

Michael W. Perry
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Perry Michael W. Perry	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2005

/s/ Scott Keys Scott Keys	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2005

/s/ Louis E. Caldera Louis E. Caldera	Director	March 1, 2005

/s/ Lyle E. Gramley Lyle E. Gramley	Director	March 1, 2005

/s/ Hugh M. Grant Hugh M. Grant	Director	March 1, 2005

/s/ Patrick C. Haden Patrick C. Haden	Director	March 1, 2005

/s/ Terrance G. Hodel Terrance G. Hodel	Director	March 1, 2005

/s/ Robert L. Hunt II Robert L. Hunt II	Director	March 1, 2005

/s/ Senator John Seymour (ret.) Senator John Seymour (ret.)	Director	March 1, 2005

/s/ James R. Ukropina James R. Ukropina	Director	March 1, 2005

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INDYMAC BANCORP, INC.
AND SUBSIDIARIES
December 31, 2004, 2003 and 2002

INDYMAC BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
IndyMac Bancorp, Inc.
      We have audited the accompanying consolidated balance sheets of IndyMac Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Bancorp, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, effective April 1, 2004 the Company changed its method of valuing interest rate lock commitments accounted for as derivative instruments under Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” issued by the Securities and Exchange Commission.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IndyMac Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 23, 2005

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
Assets
Cash and cash equivalents	$356,157	$115,485
Securities classified as trading ($54.4 million and $70.9 million pledged as collateral for borrowings at December 31, 2004 and 2003, respectively)	235,036	223,632
Securities classified as available for sale, amortized cost of $3.5 billion and $1.6 billion at December 31, 2004 and 2003, respectively ($2.3 billion and $1.5 billion pledged as collateral for borrowings at December 31, 2004 and 2003, respectively)	3,454,435	1,613,974
Loans receivable:
Loans held for sale
Prime	3,491,064	2,196,488
Subprime	563,274	295,008
HELOC	358,410	—
Consumer lot loans	32,824	81,752

Total loans held for sale	4,445,572	2,573,248
Loans held for investment
SFR mortgage	4,458,784	4,945,439
Consumer construction	1,443,450	1,145,526
Builder construction	643,116	484,397
HELOC	45,932	711,494
Land and other mortgage	158,471	162,329
Allowance for loan losses	(52,891)	(52,645)

Total loans held for investment	6,696,862	7,396,540
Total loans receivable ($8.1 billion and $7.6 billion pledged as collateral for borrowings at December 31, 2004 and 2003, respectively)	11,142,434	9,969,788
Mortgage servicing rights	640,794	443,688
Investment in Federal Home Loan Bank stock	390,716	313,284
Interest receivable	78,827	51,758
Goodwill and other intangible assets	81,445	33,697
Foreclosed assets	19,161	23,677
Other assets	426,639	451,408

Total assets	$16,825,644	$13,240,391

	December 31,

	2004	2003

	(Dollars in thousands)
Liabilities and Shareholders’ Equity
Deposits	$5,743,479	$4,350,773
Advances from Federal Home Loan Bank	6,162,000	4,934,911
Other borrowings	3,162,241	2,622,094
Other liabilities	493,953	315,182

Total liabilities	15,561,673	12,222,960

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 91,168,915 shares (61,995,480 outstanding) at December 31, 2004, and issued 85,914,552 shares (56,760,375 outstanding) at December 31, 2003	912	859
Additional paid-in-capital	1,186,682	1,043,856
Accumulated other comprehensive loss	(20,304)	(26,454)
Retained earnings	616,516	518,408
Treasury stock, 29,173,435 shares and 29,154,177 shares at December 31, 2004 and 2003, respectively	(519,835)	(519,238)

Total shareholders’ equity	1,263,971	1,017,431

Total liabilities and shareholders’ equity	$16,825,644	$13,240,391

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Interest income
Mortgage-backed and other securities	$143,351	$83,903	$112,065
Loans held for sale
Prime	212,711	180,630	127,571
Subprime	40,841	26,009	12,416
HELOC	14,298	—	6,929
Consumer lot loans	9,644	7,699	1,582

Total loans held for sale	277,494	214,338	148,498
Loans held for investment
SFR mortgage	201,722	140,588	89,864
Consumer construction	70,288	60,392	55,660
Builder construction	36,427	33,321	37,501
HELOC	11,951	21,885	3,124
Land and other mortgage	12,289	11,610	23,687

Total loans held for investment	332,677	267,796	209,836
Other	14,086	9,804	6,705

Total interest income	767,608	575,841	477,104
Interest expense
Deposits	103,612	87,828	105,188
Advances from Federal Home Loan Bank	145,925	113,032	101,647
Other borrowings	113,009	64,044	60,981

Total interest expense	362,546	264,904	267,816

Net interest income	405,062	310,937	209,288
Provision for loan losses	8,170	19,700	16,154

Net interest income after provision for loan losses	396,892	291,237	193,134
Other income
Gain on sale of loans	363,813	387,311	300,800
Service fee (loss) income	(12,453)	(16,081)	19,197
(Loss) gain on mortgage-backed securities, net	(23,804)	(30,853)	4,439
Fee and other income	79,926	76,525	57,736

Total other income	407,482	416,902	382,172

Net revenues	804,374	708,139	575,306
Other expense
Operating expenses	521,377	424,605	344,058
Amortization of other intangible assets	701	852	1,088

Total other expense	522,078	425,457	345,146

Earnings before provision for income taxes and minority interests	282,296	282,682	230,160
Provision for income taxes	111,507	111,379	86,767

Net earnings before minority interest	170,789	171,303	143,393
Minority interest	(267)	—	—

Net earnings	$170,522	$171,303	$143,393

Earnings per share:
Basic	$2.87	$3.10	$2.47
Diluted	$2.74	$3.01	$2.41
Weighted-average shares outstanding:
Basic	59,513	55,247	58,028
Diluted	62,152	56,926	59,592
Dividends declared per share	$1.21	$0.55	$—
The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-In-	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Dollars in thousands)
Balance at December 31, 2001	60,366,266	$833	$996,649	$570	$234,314	$	$(387,228)	$845,138
Common stock options exercised	617,243	7	9,803	—	—	—	—	9,810
Net directors’ and officers’ notes receivable payments	—	—	(168)	—	—	—	—	(168)
Deferred compensation, restricted stock	28,447	—	1,619	—	—	—	—	1,619
Net gain on mortgage securities available for sale	—	—	—	476	—	476	—	476
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(18,793)	—	(18,793)	—	(18,793)
Purchases of common stock	(6,183,811)	—	—	—	—	—	(131,543)	(131,543)
Dividend reinvestment plan	1,341	—	33	—	—	—	—	33
Net earnings	—	—	—	—	143,393	143,393	—	143,393

Total comprehensive income	—	—	—	—	—	125,076	—	—

Balance at December 31, 2002	54,829,486	840	1,007,936	(17,747)	377,707		(518,771)	849,965
Common stock options exercised	1,740,786	19	33,114	—	—	—	—	33,133
Net directors’ and officers’ notes receivable payments	—	—	502	—	—	—	—	502
Deferred compensation, restricted stock	214,219	—	2,304	—	—	—	—	2,304
Net loss on mortgage securities available for sale	—	—	—	(5,414)	—	(5,414)	—	(5,414)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(3,293)	—	(3,293)	—	(3,293)
Purchases of common stock	(24,116)	—	—	—	—	—	(467)	(467)
Cash dividends	—	—	—	—	(30,602)	—	—	(30,602)
Net earnings	—	—	—	—	171,303	171,303	—	171,303

Total comprehensive income	—	—	—	—	—	162,596	—	—

Balance at December 31, 2003	56,760,375	859	1,043,856	(26,454)	518,408		(519,238)	1,017,431
Common stock issued	3,330,000	33	100,138	—	—	—	—	100,171
Common stock options exercised	1,798,215	20	39,796	—	—	—	—	39,816
Net directors’ and officers’ notes receivable payments	—	—	65	—	—	—	—	65
Deferred compensation, restricted stock	126,148	—	2,827	—	—	—	—	2,827
Net loss on mortgage securities available for sale	—	—	—	(2,243)	—	(2,243)	—	(2,243)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	8,393	—	8,393	—	8,393
Purchases of common stock	(19,258)	—	—	—	—	—	(597)	(597)
Cash dividends	—	—	—	—	(72,414)	—	—	(72,414)
Net earnings	—	—	—	—	170,522	170,522	—	170,522

Total comprehensive income	—	—	—	—	—	$176,672	—	—

Balance at December 31, 2004	61,995,480	$912	$1,186,682	$(20,304)	$616,516		$(519,835)	$1,263,971

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$170,522	$171,303	$143,393
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Total amortization and depreciation	225,272	186,801	139,850
Provision for valuation adjustment of mortgage servicing rights	40,666	5,543	107,387
Gain on sale of loans	(363,813)	(387,311)	(300,800)
Loss (gain) on mortgage-backed securities, net	23,804	30,853	(4,439)
Provision for loan losses	8,170	19,700	16,154
Net increase (decrease) in deferred tax liability	40,011	57,942	(6,953)
Net decrease (increase) in mortgage servicing rights	69,382	7,527	(376)
Net decrease (increase) in other assets and liabilities	230,542	(5,470)	(56,041)

Net cash provided by operating activities before activity for trading securities and loans held for sale	444,556	86,888	38,175
Net sales (purchases) of trading securities	100,687	597,848	(227,708)
Net purchases of loans held for sale	(5,677,096)	(3,031,498)	(723,617)

Net cash (used in) operating activities	(5,131,853)	(2,346,762)	(913,150)

Cash flows from investing activities:
Net sale (purchases) of and payments from loans held for investment	2,655,524	(861,473)	(529,004)
Net purchases of mortgage-backed securities available for sale	(211,137)	(43,774)	(361,476)
Net increase in investment in Federal Home Loan Bank stock, at cost	(77,432)	(157,841)	(55,447)
Net purchases of property, plant and equipment	(59,140)	(102,600)	(37,425)
Purchase of Financial Freedom, net of cash received	(82,152)	—	—

Net cash provided by (used in) investing activities	2,225,663	(1,165,688)	(983,352)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,392,706	1,210,271	(98,368)
Net increase in advances from Federal Home Loan Bank	1,227,000	2,212,914	722,170
Net increase (decrease) in borrowings	430,114	(53,498)	1,436,374
Net proceeds from issuance of common stock	100,171	—	—
Net proceeds from issuance of trust preferred debentures	30,000	58,962	—
Net proceeds from stock options and notes receivable	39,882	33,635	11,294
Cash dividends paid	(72,414)	(30,602)	—
Purchases of common stock	(597)	(467)	(131,543)

Net cash provided by financing activities	3,146,862	3,431,215	1,939,927

Net increase (decrease) in cash and cash equivalents	240,672	(81,235)	43,425
Cash and cash equivalents at beginning of year	115,485	196,720	153,295

Cash and cash equivalents at end of year	$356,157	$115,485	$196,720

Supplemental cash flow information:
Cash paid for interest	$329,746	$262,518	$268,842

Cash paid for income taxes	$35,865	$42,362	$57,595

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$2,897,097	$2,794,344	$473,959

Recharacterization of loans to mortgage-backed securities available for sale	$1,419,400	$—	$—

Net transfer of mortgage-backed securities available for sale to trading	$—	$—	$219,749

Net transfer of mortgage servicing rights to trading securities	$5,362	$47,311	$75,371

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      IndyMac Bancorp, Inc. is a savings and loan holding company. References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” “we” or “us” refer to IndyMac Bancorp and its consolidated subsidiaries.
      On July 16, 2004, the Company acquired 93.75% of the outstanding common stock of Financial Freedom Holdings Inc. (“FFHI”) and related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of $84.6 million. Subsequent to the acquisition, FFHI merged into its wholly owned subsidiary, Financial Freedom Senior Funding Corporation (“FFSFC”) in November 2004, with FFSFC as the surviving entity. As a result of the merger of FFHI and FFSFC, the Company now owns 93.75% of the outstanding common stock of FFSFC, with the remaining 6.25% ownership held by its chief executive officer (FFHI and FFSFC are referred to collectively as Financial Freedom herein).
      The acquisition of Financial Freedom has been accounted for using the purchase method of accounting and accordingly, the results of operations of Financial Freedom since the acquisition date have been included in the consolidated financial statements of the Company. Financial Freedom is now operating as a majority-owned subsidiary of IndyMac Bank.
New Accounting Pronouncements
      During 2004, several new accounting pronouncements related to our industry were issued by the Securities Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”).
      On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this Bulletin, the SEC determined that the expected future cash flows related to the associated servicing of a loan should not be incorporated into the measurement of a loan commitment derivative’s fair value. As a result, loan commitments should generally have a fair value of zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted this new standard prospectively effective April 1, 2004. Under the new accounting guidance, the Company no longer recognizes any revenue at the inception of the rate lock. Initial value inherent in the rate lock at origination is recognized at the time of the sale of the underlying loans.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July  1, 2005. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. The Company plans to adopt SFAS No. 123(R) on July 1, 2005 using the modified-retrospective method, revising all prior periods.
      AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), addresses the accounting for differences between contractual cash flows and expected cash flows related to purchased debt securities and loans held for investment, if those differences are attributable, at least in part, to credit quality. The Company adopted SOP 03-3 on January 1, 2005 and there was no cumulative adjustments required.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the EITF reached consensus on each of the following issues:

•	EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”

•	EITF 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information in Determining Whether to Aggregate Operating Segments That Do Not Meet The Quantitative Thresholds”
      These pronouncements did not have a material impact on our consolidated financial statements in 2004. We are currently not involved in any transactions that would result in a material impact from these new accounting pronouncements on our future results of operations, financial position, or liquidity.
Financial Statement Presentation
      For the years ended December 31, 2004, 2003 and 2002 the consolidated financial statements include the accounts of IndyMac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank. All significant intercompany balances and transactions with IndyMac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in the IndyMac’s majority-owned subsidiary are included in “other liabilities” on the consolidated balance sheets and the minority interests on IndyMac’s earnings are reported separately. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
      The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported and the disclosure of contingent assets and liabilities. Significant estimates include the allowance for loan losses, the secondary market reserve and the value of our hedging instruments, mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, non-investment grade securities and residuals for which active markets do not exist. Actual results may differ significantly from those estimates and assumptions.
Derivative Instruments
      In seeking to protect our financial assets and liabilities from the effects of changes in market interest rates, we have devised and implemented a comprehensive asset/liability management strategy that seeks, on an economic and accounting basis, to mitigate significant fluctuations in our financial position and results of operations. We invest in MSRs and AAA-rated and agency interest-only securities to generate core fee and interest income. The value of these instruments and the income they provide tends to be somewhat counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge these assets with forward commitments to sell Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) securities with comparable maturities and weighted-average interest rates. Also, we use futures or options in our pipeline hedging. To hedge our investments in AAA-rated and agency interest-only securities and MSRs, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap and swaption agreements to hedge the cash flows on advances or borrowings that are collateralized by our mortgage loans held for investment and mortgage-backed securities (“MBS”).
      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”) requires that we recognize all

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative instruments on the balance sheet at fair value. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or unrecognized firm commitment, referred to as a fair value hedge, or

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge.
      In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive (loss) income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of that hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for forecasted transactions through 2024. Derivatives that are non-designated hedges, as defined in SFAS 133, are adjusted to fair value through earnings. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships.
Cash and Cash Equivalents
      Cash and cash equivalents include non-restricted cash on deposit and overnight investments.
Mortgage-Backed and Agency Notes
      MBS and agency notes consist of AAA-rated senior securities, investment and non-investment grade securities, AAA-rated interest-only and principal-only securities, prepayment penalty securities, residual securities, and agency notes. AAA-rated interest-only securities, prepayment penalty securities, and residual securities, as well as the securities that the Company considers as hedges of its AAA-rated interest-only securities, residual securities and MSRs, are carried as trading securities. All other MBS are classified as available for sale. All securities are carried at fair value, which is estimated based on market quotes, when available, or on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses when market quotes are not available. We estimate future prepayment rates based upon current and expected future interest rate levels, collateral seasoning and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, prepayment penalties, interest rates and recent prepayment experience. These assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change. Premiums or discounts on securities available for sale are amortized or accreted into income using the effective interest method.
      Securities classified as trading are carried at fair value with changes in fair value being recorded through current earnings. Accordingly, the hedge accounting provisions of SFAS 133 are not required. Unrealized gains and losses resulting from fair value adjustments on investment and MBS available for sale are excluded from earnings and reported as a separate component of OCI, net of taxes, in shareholders’ equity. If we determine a decline in fair value of an available for sale security is other than temporary, an impairment write down is recognized in current earnings. Realized gains and losses are calculated using the specific identification method.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loans Held for Sale
      Loans held for sale consist primarily of residential mortgage loans, which are secured by one-to-four family residential real estate located throughout the United States. We originate and purchase mortgage loans generally with the intent to sell them in the secondary market. Loans held for sale are carried at the lower of aggregate cost, net of purchase discounts or premiums, deferred fees, deferred origination costs and effects of hedge accounting, or fair value. We determine the fair value of loans held for sale using current secondary market prices for loans with similar coupons, maturities and credit quality. As discussed earlier, the Company adopted SAB No. 105 on April 1, 2004. The Company no longer recognizes any revenue at the inception of a rate lock commitment, and thus excludes the day one value on rate lock commitments from the fair value of loans held for sale. Initial value inherent in the rate lock commitments at origination is recognized at the time of the sale of the underlying loans.
      The fair value of mortgage loans is subject to change primarily due to changes in market interest rates. Under our risk management policy, we hedge the changes in fair value of our loans held for sale primarily by selling forward contracts on agency securities. We formally designate and document certain of these hedging relationships as fair value hedges and record the changes in the fair value of hedged loans held for sale as an adjustment to the carrying basis of the loan through gain on sale of loans in current earnings. We record the related hedging instruments at fair value with changes in fair value being recorded also in gain on sale of loans in current earnings. The non-designated pipeline hedges are recorded at fair value in gain on sale of loans in current earnings.
      As part of our mortgage banking operations, we enter into commitments to purchase or originate loans whereby the interest rate on the loans is determined prior to funding (“rate lock commitments”). We report rate lock commitments on loans we intend to sell as derivatives as defined in SFAS 133 and determine the fair value of rate lock commitments using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. In addition, the value of rate lock commitments is affected by changes in the anticipated loan funding probability or fallout factor. Under our risk management policy, we hedge these changes in fair value primarily by selling forward contracts on agency securities. Both the rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings in gain on sale of loans.
      Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values.
      SFAS 140 requires, for certain transactions completed after the initial adoption date, a “true sale” analysis of the treatment of the transfer under state law as if the Company was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a “true sale” is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the special-purpose entity (“SPE”) has complied with rules concerning qualifying special-purpose entities.

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
      The securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for the considerations generated by the sale of the MBS issued by the securitization trust. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide credit support to either the third party investors or the securitization trusts. The third party investors or the securitization trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than through enforcement of the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty, we may be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special-purpose entities,” which meet the certain criteria of SFAS 140, and are therefore not consolidated for financial reporting purposes.
      In addition to the cash we receive from the sale of MBS, we often retain certain interests in the securitization trust. These retained interests may include subordinated classes of securities, MSRs, AAA-rated interest-only securities, residual securities, cash reserve funds, securities associated with prepayment charges on the underlying mortgage loans, or an over collateralization account. Other than MSRs, AAA-rated interest-only securities, and securities associated with prepayment charges on the underlying mortgage loans, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. AAA-rated interest-only securities, securities associated with prepayment charges on the underlying mortgage loans, and non-HELOC residual interests retained are included in securities classified as trading and other subordinated securities retained and HELOC residuals are included in MBS available for sale on the consolidated balance sheets.
      We usually retain the servicing function for the securitized mortgage loans. As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees or prepayment charges.
      Transaction costs associated with the securitizations are recognized as a component of the gain or loss at the time of sale.
Loans Held for Investment
      Loans are classified as held for investment based on management’s intent and ability to hold the loans for the foreseeable future. Loans held for investment are recorded at their unpaid principal balance, net of

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Discounts, premiums, and net deferred loan origination costs and fees are amortized to income over the contractual life of the loan using the effective interest method.
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
      We classify loans as impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans are generally placed on non-accrual status when they are 90 days past due and charged off upon foreclosure. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. The estimated loss upon liquidation on all other loans held for investment are charged off upon foreclosure.
Secondary Market Reserve
      The Company maintains a secondary market reserve for losses that arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. This reserve, which totaled $35.6 million at December 31, 2004, has two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. Reserve levels are a function of expected losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probability related to such claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. Changes in the level of provision to this reserve impacts the overall gain on sale margin from quarter to quarter. The reserve is included in other liabilities in the consolidated balance sheets.

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
      We recognize MSRs as separate assets only when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing retained or by separate purchase or assumption of the servicing. The carrying value of mortgage loans sold or securitized is allocated between loans and mortgage servicing rights based upon the relative fair values of each. Purchased MSRs are initially recorded at cost. All MSRs were subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value prior to January 1, 2004. On January 1, 2004, we started to designate fair value hedges on certain tranches of MSRs. The changes in the fair value of the designated MSRs, and the fair value of the designated hedges, are recorded through income, if the hedging relationships are proven to be effective under the provisions of SFAS No. 133. MSRs are amortized over the period of, and in proportion to, the estimated future net servicing income.
      Because a limited and illiquid market exists for MSRs, we determine the fair value of our MSRs using discounted cash flow techniques. Using models primarily purchased from third parties, we determine the fair value of recognized MSRs by estimating the present value of anticipated future net cash flows. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future. For purposes of impairment evaluation and measurement, we stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate level. To the extent that the carrying value of MSRs exceeds fair value by individual strata, a valuation reserve is recorded as a charge to service fee income in current earnings. Valuation reserves for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment. Quarterly, we obtain third party opinions of value to test the reasonableness of our valuation models.
Foreclosed Assets
      Real estate acquired in settlement of loans is initially recorded at fair value of the underlying property less estimated costs to sell through a charge to the allowance for loan losses. Subsequent operating activity and declines in value are charged to earnings.
Goodwill and Other Intangible Assets
      Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from acquisitions we have made. The core deposit intangible asset is being amortized using an accelerated method of amortization over a period of 10 years, which is the estimated life of the deposits acquired. The goodwill is not amortized, and we review our goodwill and other intangible assets for other-than-temporary impairment at least annually. If circumstances indicate that other-than-temporary impairment might exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.
Fixed Assets
      Fixed assets are included in other assets in the consolidated balance sheets at December 31, 2004 and 2003. Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method in amounts sufficient to relate the cost of depreciable assets to current earnings

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over their estimated service lives. Estimated service lives of furniture and equipment generally range from three to seven years and 20 to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the service lives of the improvements.
Software Development
      We capitalize external direct costs of materials and services consumed in developing or obtaining internal-use computer software and direct salary and benefit costs relating to the respective employees’ time spent on the software project during the application development stage. The estimated service lives for capitalized software generally range from three to seven years.
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
      As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continued to recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in 2004.
      Had compensation expense been recorded in accordance with SFAS 123, our net after tax earnings and earnings per share would have been as follows for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Net Earnings
As reported	$170,522	$171,303	$143,393
Stock-based employee compensation expense	(11,326)	(16,319)	(38,360)
Tax effect	4,474	6,446	15,152

Adjusted	$163,670	$161,430	$120,185

Basic Earnings Per Share
As reported	$2.87	$3.10	$2.47
Adjusted	$2.75	$2.92	$2.07
Diluted Earnings Per Share
As reported	$2.74	$3.01	$2.41
Adjusted	$2.63	$2.84	$2.02
      In addition, during the years ended December 31, 2004, 2003 and 2002, we recognized compensation expense of $2.8 million ($1.7 million, net of taxes), $2.3 million ($1.4 million, net of taxes) and $1.6 million

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($980,000, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 2004, 2003 and 2002: dividend yield ranging from 0% to 4.2%; expected volatility ranging from 28.2% to 39.6%; risk-free interest rates ranging from 3.2% to 5.4%, and expected lives for options granted ranged from three to five years for each of the three years ended December 31, 2004. The weighted-average fair value of options granted during 2004, 2003 and 2002 was $8.35, $6.11 and $7.82 per share, respectively.
NOTE 2 — BUSINESS COMBINATION
      On July 16, 2004, the Company acquired 93.75% of the outstanding common stock of FFHI and related assets from Lehman Brothers Bank, F.S.B and its affiliates for an aggregate cash purchase price of $84.6 million. The transaction has been accounted for using the purchase method of accounting and accordingly, the results of operations of Financial Freedom since the acquisition date have been included in the consolidated financial statements of the Company. In accordance with SFAS 141, “Business Combinations”, the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The acquisition increased loans held for sale by $70.9 million and mortgage servicing rights by $41.0 million, respectively. The excess purchase price over the fair value of the net assets acquired amounted to $48.4 million and was recorded as goodwill.
      Pro forma results of operations reflecting the acquisition of Financial Freedom has not been presented because the results of operations of Financial Freedom are not material to the Company’s consolidated results of operations.

NOTE 3 —	SEGMENT REPORTING
      IndyMac operates through four main segments, Mortgage Banking Divisions, IndyMac Consumer Bank, Specialty Product Divisions and Investing Divisions. The common denominator of the Company’s business is providing consumers with single-family residential (“SFR”) mortgages through relationships with each segment’s core customers via the channel in which each operates. Mortgage Banking Divisions provide consumers with all single-family permanent mortgage lending through relationships with mortgage professionals — mortgage brokers, mortgage bankers, community financial institutions, real estate professionals, and consumers. IndyMac Consumer Bank provides the platform for the mortgage and deposit services that IndyMac offers directly to consumers through its branch network. Specialty Product Divisions support the production of construction lending, home equity lines of credit (“HELOCs”), reverse mortgages, and other non-SFR permanent mortgage products through all of IndyMac’s relationship and consumer direct production channels. Investing Divisions serves as the main link to customers whose mortgages we service. Through their investments in SFR mortgages, mortgage-backed securities (“MBS”) and mortgage servicing rights (“MSRs”), the Investing Divisions generate core spread and fee income and provides critical support to IndyMac’s mortgage lending operations.
      The profitability of each operating segment is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. Operating segments that originate mortgage loans are credited with gain on sale at funding based on the estimated fair value. Any difference between the actual gain on sale realized and the estimate is credited or charged to the operating segment in the period the loan is sold or transferred to the held for investment portfolio. Differences between the gain on sale credited to the operating segments and the consolidated gain on sale due to timing of loan sales or transfers to the held for investment portfolio are eliminated in consolidation. The Company uses a fund transfer pricing system to allocate net interest income to the operating segments. Each operating segment is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the segment’s assets. Deposits receive a funding

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit using a similar methodology. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the line item titled “Other.” Also included in the line item titled “Other” are unallocated corporate costs such as corporate salaries and related expenses, excess capital, non-recurring corporate items, and the eliminations of differences between segment reporting and GAAP.
      Segment information for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Mortgage	IndyMac	Specialty
	Banking	Consumer	Product	Investing
	Divisions	Bank	Divisions	Divisions	Other	Consolidated

	(Dollars in thousands)
2004
Net interest income (expense)	$154,093	$35,623	$93,676	$164,757	$(43,087)	$405,062
Net revenues (expense)	531,126	43,248	178,640	150,980	(99,620)	804,374
Net earnings (loss)	159,839	8,713	64,384	60,577	(122,991)	170,522
Assets as of December 31, 2004	$4,815,044	$111,414	$2,671,982	$8,396,092	$831,112	$16,825,644
2003
Net interest income (expense)	$138,584	$12,417	$82,581	$111,084	$(33,729)	$310,937
Net revenues (expense)	553,847	20,975	115,110	100,889	(82,682)	708,139
Net earnings (loss)	200,178	(2,682)	44,688	34,297	(105,178)	171,303
Assets as of December 31, 2003	$2,719,147	$69,847	$2,105,516	$8,118,153	$227,728	$13,240,391
2002
Net interest income (expense)	$92,790	$10,691	$82,593	$69,675	$(46,461)	$209,288
Net revenues (expense)	430,337	14,670	106,739	97,383	(73,823)	575,306
Net earnings (loss)	157,676	(4,292)	43,632	36,047	(89,670)	143,393
Assets as of December 31, 2002	$2,489,580	$65,095	$1,742,497	$4,945,188	$332,094	$9,574,454

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	MORTGAGE-BACKED SECURITIES AND AGENCY NOTES
      As of December 31, 2004 and 2003, our MBS and agency notes were comprised of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Mortgage-backed securities — Trading
AAA-rated and agency interest-only securities	$124,109	$148,275
AAA-rated principal-only securities	18,598	8,518
Other investment grade securities	9,219	8,922
Other non-investment grade securities	4,198	1,760
Non-investment grade residual securities	78,912	56,157

Total mortgage-backed securities — Trading	$235,036	$223,632

Mortgage-backed securities and agency notes — Available for sale
AAA-rated agency securities	$14,903	$25,193
AAA-rated non-agency securities	3,166,600	1,407,984
AAA-rated agency notes	—	143,689
Other investment grade securities	137,603	26,926
Other non-investment grade securities	78,854	10,182
Non-investment grade residual securities	56,475	—

Total mortgage-backed securities and agency notes — Available for sale	$3,454,435	$1,613,974

      Contractual maturities of the MBS and agency notes generally range from 10 to 30 years. Expected weighted-average lives of these securities generally range from several months to five years due to borrower prepayments occurring prior to the contractual maturity.
      The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as available for sale:

	December 31,

	2004	2003

	(Dollars in thousands)
Amortized cost	$3,467,076	$1,622,906
Gross unrealized holding gains	9,669	5,714
Gross unrealized holding losses	(22,310)	(14,646)

Estimated fair value	$3,454,435	$1,613,974

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of December 31, 2004

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(Dollars in thousands)
Securities — Available for Sale:
AAA-rated agency securities	$—	$—	$(210)	$6,726	$(210)	$6,726
AAA-rated non-agency securities	(13,237)	1,390,023	(8,622)	337,679	(21,859)	1,727,702
Other investment grade securities	(221)	30,233	—	—	(221)	30,233
Other non-investment grade securities	(20)	630	—	—	(20)	630

Total Securities — Available for Sale	$(13,478)	$1,420,886	$(8,832)	$344,405	$(22,310)	$1,765,291

      The securities that have been in unrealized loss position for 12 months or more are primarily related to 17 AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 5% or less of their respective amortized cost basis.
      As a result of our periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), during the years ended December 31, 2004, 2003 and 2002, we recorded $1.6 million, $2.3 million and $2.5 million, respectively, in impairment charges on non-investment grade and residual securities.
      We value AAA-rated interest-only securities using an option-adjusted spread (“OAS”) methodology, in which discount rates and future cash flows vary over time with the level of rates implied by each of 200 randomly-generated forward interest rate paths. When available, market information is used to validate these assumptions. The prepayment rates used to value our AAA-rated interest-only securities portfolio are based primarily on four-factor prepayment models which incorporate relative weighted-average coupon (“WAC”), seasoning, burnout, and seasonality, as well as expectations of future rates implied by the forward LIBOR/swap curve. At December 31, 2004, the weighted-average constant lifetime prepayment rate assumption was 14.9%, and the implied yield was 11.3%.
      The fair value of our residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. We maintain a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratio, borrower credit scores and property type. The following table details the assumptions used in valuing the residual securities as of December 31, 2004 and 2003:

	December 31,

	2004				2003

	Prime	Subprime	Lot	HELOC	Prime	Subprime	Lot	HELOC

Weighted-average discount rate	15.0%	24.7%	19.3%	19.0%	15.0%	23.6%	20.0%	—
Projected prepayment rate	36.9%	33.6%	41.0%	36.7%	23.8%	33.4%	38.8%	—
Remaining cumulative losses	0.2%	2.5%	0.4%	0.9%	0.5%	2.3%	0.3%	—

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of all of our other investment and non-investment grade mortgage-backed securities is estimated based on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses, and market information when available.
      As of December 31, 2004, the aggregate amount of the securities from each of the following three issuers was greater than 10% of the shareholders’ equity. These issuers are qualifying special-purpose entities created by the Company in conjunction with the securitization transactions with the objective to recharacterize loans as securities for the purposes of (1) lower our cost of funds, (2) improve our liquidity profile, and (3) improve our risk profile through the use of bond insurance. Of the total securities from these issuers, $1,198.0 million of the securities are AAA-rated asset-backed certificates with approximately $1 billion insured by a third party.

	Amortized	Fair Market
Name of Issuer	Cost	Value

	(Dollars in thousands)
Residential Asset Securitization Trust Series 2004 IndyPort1	$211,391	$208,808
IndyMac Certificate Trust 2004-1	532,667	532,667
IndyMac Certificate Trust 2004-2	532,696	532,696

Total	$1,276,754	$1,274,171

NOTE 5 —	LOANS RECEIVABLE
      A summary of loans receivable follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Principal balance of loans held for sale	$4,356,315	$2,500,504
Unamortized premiums and fees	90,313	37,525
Hedge effects and other valuation adjustments	(1,056)	35,219

Total loans held for sale	4,445,572	2,573,248

Principal balance of mortgage loans held for investment	4,588,700	5,671,956
Unamortized premium and fees on mortgage loans held for investment	74,484	111,021
Outstanding balances on commitments on construction and income property loans	2,087,246	1,666,158
Unamortized net deferred loan fees on construction and income property loans	(677)	50
Allowance for loan losses	(52,891)	(52,645)

Total loans held for investment	6,696,862	7,396,540

Total loans receivable	$11,142,434	$9,969,788

      Substantially all of the mortgage loans that we acquired are non-conforming loans secured by first liens on single-family residential properties. Approximately 52% of the principal amount of mortgage loans held for investment at December 31, 2004 was collateralized by properties located in California.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our impaired loans by collateral type consist of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Builder construction loans	$11,546	$9,704
Consumer construction loans	9,553	8,953
Specific reserves	(3,622)	(2,161)

Total impaired loans	$17,477	$16,496

Average balance during the year	$21,188	$18,420

      If interest on impaired construction loans had been recognized, such income, net of recoveries, would have been $1.3 million, $1.4 million and $3.7 million during the years ended December 31, 2004, 2003 and 2002, respectively. Interest income of $0.2 million, $0.5 million and $0.7 million was recognized on a cash basis on impaired construction loans for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 6 —	ALLOWANCE FOR LOAN LOSSES
      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based upon judgments and assumptions about various matters, including general economic conditions, loan portfolio composition, prior loan loss experience, delinquency trends and our ongoing examination process. The allowance for loan losses of $52.9 million is considered adequate to cover probable losses inherent in the loan portfolio at December 31, 2004. However, no assurance can be given that we will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of then-prevailing factors, including economic conditions, credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant changes in the allowance for loan losses.
      The table below summarizes the changes to the allowance for loan losses for the years ended:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance, beginning of period	$52,645	$50,761	$57,700
Provision for loan losses	8,170	19,700	16,154
Charge-offs net of recoveries
SFR mortgage loans	(3,060)	(3,888)	(5,783)
Land and other mortgage loans	—	(11)	(1,658)
Builder construction	(76)	(3,268)	(2,584)
Consumer construction	(1,387)	(1,378)	(238)
Discontinued product lines*	(3,401)	(9,271)	(12,830)

Charge-offs net of recoveries	(7,924)	(17,816)	(23,093)

Balance, end of period	$52,891	$52,645	$50,761

      * Include manufactured home loans and home improvement loans, which were discontinued.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	MORTGAGE SERVICING RIGHTS
      The carrying value of our capitalized MSRs was $640.8 million and $443.7 million at December 31, 2004 and 2003, respectively.
      The assumptions used to value MSRs at December 31, 2004 and 2003 follow:

	Actual						Valuation Assumptions

							Remaining
					3-Month	Weighted-	Lifetime
	Book	Collateral	Gross	Servicing	Prepayment	Average	Prepayment	Discount
	Value	Balance	WAC	Fee	Speed	Multiple	Speeds (CPR)	Yield

	(Dollars in thousands)
December 31, 2004	$640,794	$50,218,965	5.73%	0.36%	24.0%	3.54	20.8%	10.3%
December 31, 2003	$443,688	$30,773,545	6.53%	0.32%	31.0%	4.51	16.8%	10.0%
      The changes in MSRs are as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$443,688	$300,539	$321,316
Additions from normal operations	377,003	291,849	230,894
Additions from Financial Freedom acquisition	41,003	—	—
Conversion of MSRs to interest-only securities	(5,362)	(47,311)	(75,371)
Clean-up calls exercised	(18,754)	(10,256)	(685)
Scheduled amortization	(146,491)	(85,590)	(68,228)
Valuation/impairment	(40,666)	(5,543)	(107,387)
FAS 133 basis adjustments	(9,627)	—	—

Balance at end of period	$640,794	$443,688	$300,539

      Changes in the valuation allowance for impairment of MSRs are as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$(59,529)	$(179,586)	$(72,440)
Provision for valuation	(40,666)	(5,543)	(107,387)
Clean-up calls exercised	8,353	10,107	—
Permanent impairment	3,845	115,315	—
Other	—	178	241

Balance at end of period	$(87,997)	$(59,529)	$(179,586)

NOTE 8 —	INVESTMENT IN FEDERAL HOME LOAN BANK STOCK
      The investment in Federal Home Loan Bank stock consisted of capital stock, at cost, totaling $390.7 million and $313.3 million as of December 31, 2004 and 2003, respectively. Total dividend income recognized was $13.9 million, $9.6 million and $6.3 million, respectively, in 2004, 2003 and 2002. We earned a yield of 4.04%, 4.23% and 5.74% in 2004, 2003 and 2002, respectively. The investment in Federal Home Loan Bank stock is required to permit IndyMac Bank to borrow from the Federal Home Loan Bank of San Francisco.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	OTHER ASSETS
      The major components of other assets are as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Fixed assets and software development, net	$174,637	$140,421
Hedging related deposits	23,883	17,457
Accounts receivable	53,746	68,991
Derivative financial instruments at fair value	95,932	138,959
Servicing related advances	36,948	38,016
Investment in non-consolidated subsidiary	9,188	7,802
Other	32,305	39,762

Total other assets	$426,639	$451,408

      The increase in fixed assets and software development was primarily due to the increase in software development and data processing equipment. Software development consists primarily of loan origination and processing systems, our internal loan approval and pricing system, e-MITS® (Electronic Mortgage Information and Transaction System), software for our banking system (including Internet banking), and other purchased and internally-developed software.
      Hedging related deposits represent margin deposits with our clearing agent or counterparties associated with our hedge positions. For further information on our derivative financial instruments, see “Footnote 15 — Derivative Instruments.”
      Software development and fixed assets included in other assets are detailed below:

	December 31,

	2004	2003

	(Dollars in thousands)
Software development	$87,532	$56,234
Accumulated amortization	(33,930)	(26,410)

Net software development	53,602	29,824
Data processing equipment	65,183	50,701
Furniture and equipment	34,667	28,241
Leasehold improvements	14,024	9,919
Land and buildings	59,724	55,006

Subtotal	173,598	143,867
Accumulated depreciation	(65,350)	(45,099)
Land	12,787	11,829

Total fixed assets and software development, net	$174,637	$140,421

      Depreciation and amortization expense was $36.0 million, $27.6 million and $19.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	DEPOSITS
      A summary of the carrying value of deposits, rates, and maturities of certificates of deposit follows:

	December 31,

	2004		2003

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non interest-bearing checking	$55,359	0.0%	$44,353	0.0%
Non interest-bearing checking — Loan servicing accounts	622,589	0.0%	528,643	0.0%
Interest-bearing checking	42,306	1.0%	39,761	0.9%
Savings	1,527,466	2.2%	1,515,852	1.8%

Total core deposits	2,247,720	1.5%	2,128,609	1.3%
Certificates of deposit, due:
Within one year	2,891,077	2.7%	1,642,592	2.4%
One to two years	510,012	3.4%	457,229	3.4%
Two to three years	63,623	3.6%	102,275	4.6%
Three to four years	27,739	3.8%	17,412	3.8%
Four to five years	3,308	3.8%	2,656	3.0%

Total certificates of deposit	3,495,759	2.8%	2,222,164	2.7%

Total deposits	$5,743,479	2.3%	$4,350,773	2.0%

      The interest expense by deposit type for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Interest-bearing checking	$390	$350	$435
Savings	32,488	24,623	13,313
Certificates of deposit	70,734	62,855	91,440

Total interest expense on deposits	$103,612	$87,828	$105,188

      The following table summarizes certificates of deposit in amounts of $100,000 or more by remaining contractual maturity:

	December 31,

	2004	2003

	(Dollars in thousands)
Three months or less	$374,317	$109,813
Three to six months	481,035	200,091
Six to twelve months	835,093	306,067
Over twelve months	275,008	237,634

Total certificates of deposit ($100,000 or more)	$1,965,453	$853,605

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	ADVANCES FROM THE FHLB
      As a member of the FHLB, we maintain a credit line that is based largely on a percentage of total regulatory assets. Advances totaled $6.2 billion at December 31, 2004 and $4.9 billion at December 31, 2003, and are collateralized in the aggregate by loans, securities, all FHLB stock owned and by deposits with the FHLB. The maximum amount of credit that the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral for the borrowing.
      Scheduled maturities of advances from the FHLB were as follows:

	December 31, 2004		December 31, 2003

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Within one year	$4,595,000	2.3%	$3,679,911	1.6%
One to two years	1,125,000	2.7%	610,000	2.4%
Two to three years	362,000	3.5%	375,000	3.1%
Three to four years	80,000	3.6%	190,000	3.8%
Four to five years	—	—	80,000	3.6%

Total	$6,162,000	2.5%	$4,934,911	1.9%

      Financial data pertaining to advances from the FHLB were as follows:

	Rate/Amount
	December 31,

	2004	2003

	(Dollars in thousands)
Weighted-average coupon rate, end of year	2.5%	1.9%
Weighted-average rate during the year, including hedge effect	2.5%	3.0%
Average balance of advances from FHLB	$5,809,913	$3,820,076
Maximum amount of advances from FHLB at any month end	$6,777,000	$5,144,907
Interest expense for the year	$145,925	$113,032
      As of December 31, 2004, no advances from the FHLB were subject to call or put options. As of December 31, 2003, the portfolio of advances included $200 million of advances subject to call features and no advances subject to put options.
      We had $2.5 billion and $667 million of unused committed financing from the FHLB at December 31, 2004 and 2003, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	OTHER BORROWINGS
      Other borrowings of the Company consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Loans and securities sold under agreements to repurchase	$1,930,686	$2,438,059
HELOC notes payable	996,976	—
Trust preferred debentures	215,205	183,643
Revolving syndicated bank credit facilities	19,185	185
Collateralized mortgage obligations	189	207

	$3,162,241	$2,622,094

Loans and Securities Sold Under Agreements to Repurchase
      We sold, under agreements to repurchase, securities of the U.S. government and its agencies, specific loans and other approved investments to various broker-dealers pursuant to committed and uncommitted credit facilities totaling $3.9 billion at December 31, 2004. The amounts outstanding under these repurchase agreements were $1.9 billion and $2.4 billion at December 31, 2004 and 2003, respectively. Our outstanding repurchase agreements have an average maturity of less than 30 days.
      These repurchase agreements generally reprice on an overnight-to-one-month basis for loans, and a one-to-three-month basis for securities, bearing interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. For the years ended December 31, 2004 and 2003, the weighted-average borrowing rate on repurchase agreements was 2.2% and 2.0%, respectively. We were in compliance with all material financial covenants under these repurchase agreements at December 31, 2004 and 2003.
HELOC Notes Payable
      During 2004, the Company financed $1.0 billion in HELOC loans through two separate securitization transactions. The securitization trusts issued AAA-rated asset-backed certificates, and the Company pledged the certificates to secure these nonrecourse notes payable. Interest rates on the notes are based on LIBOR plus a margin. For the year ended December 31, 2004, the cost of funds on these notes was 1.95%.
Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and a warrant to purchase IndyMac Bancorp’s common stock. As part of this transaction, IndyMac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and to fund future growth and/ or repurchases of IndyMac Bancorp stock under its share repurchase program.
      In each of the months of July and December 2003, two trusts formed by us each issued $30.0 million of trust preferred securities, yielding 6.05% and 6.30%, respectively. In December 2004, a trust formed by us issued an additional $30.0 million of trust preferred securities with a yield of 5.83%. In each of these transactions, IndyMac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The yield on the subordinated debentures and the common securities in each of those

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transactions matches the yields on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.
      Our investment in these non-consolidated trusts totaled $9.2 million and $7.8 million at December 31, 2004 and 2003, respectively, and is included in Other Assets. The subordinated debentures underlying the trust preferred securities, and which represent the liabilities due from IndyMac Bancorp to the trusts, amounted to $215.2 million and $183.6 million at December 31, 2004 and 2003, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.
Revolving Syndicated Bank Credit Facilities
      In July of 2002, we renewed a committed credit facility in the aggregate amount of $100 million with Bank of America. We paid off this facility in full in January 2005 and elected not to renew it.
      Interest rates are based on LIBOR or the federal funds rate plus an applicable margin, which may vary by the type of collateral. The applicable margin and a facility fee are determined based on our investment rating. For the years ended December 31, 2004 and 2003, the weighted-average borrowing rate under these facilities was 2.6% and 2.1%, respectively. The amount of borrowings outstanding under these facilities at December 31, 2004 and 2003 was $19.2 million and $0.2 million, respectively. At December 31, 2004 and 2003, we were in compliance with all material financial covenants under these revolving credit facilities.
Collateralized Mortgage Obligations
      Collateralized mortgage obligations (“CMOs”) are secured by a pledge of mortgage loans, MBS and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collect principal and interest payments on the underlying collateral, reinvest such amounts in the guaranteed investment contracts, and make corresponding principal and interest payments on the CMOs to the bondholders. Our net equity investments in CMOs amounted to $151,000 and $152,000 at December 31, 2004 and 2003, respectively. The weighted-average coupon on CMOs was 11.5% at both December 31, 2004 and 2003.
Commitment Fees
      At December 31, 2004 and 2003, we had deferred commitment fees totaling $1.2 million and $1.7 million, respectively, net of accumulated amortization of $2.7 million and $2.5 million, respectively. We amortize these fees over the contractual life of the borrowings.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pledged Borrowings
      We pledged certain of our loans and securities for our borrowings, which mainly consist of advances from FHLB and loans and securities sold under agreements to repurchase. The following table provides information related to such pledged assets as of December 31, 2004 and 2003.

	December 31,

	2004	2003

	(In millions)
Loans pledged for FHLB	$5,684	$5,579
Securities pledged for FHLB	1,482	362
Loans pledged for repurchase agreements	2,248	1,726
Securities pledged for repurchase agreements	903	1,238
Loans pledged for other	135	317

Total pledged	$10,452	$9,222

      As of December 31, 2004, pledged assets exceeded our borrowings by approximately $2.3 billion. The excess collateral was held by a trustee and pledged to our lenders. The following table details the amounts allocated amongst the various lenders.

	December 31,

	2004	2003

	(In millions)
Merrill Lynch	$914	$235
Morgan Stanley	77	121
UBS Warburg	185	159
FHLB	1,004	1,006
Bank of America	116	115
Federal Reserve	—	202
Other	43	7

Total excess	$2,339	$1,845

Debt Covenants
      The Company is subject to various debt covenants as a condition of its borrowing facilities. As of December 31, 2004, in addition to the standard covenants of timely repayments of interest and principal, the key debt covenants include maintaining minimum well-capitalized capital ratios (5%, 6%, and 10% for core capital, Tier 1 risk-based and total risk-based capital, respectively), no less than “B” rating on the corporate bond by Standard & Poor’s or Fitch, minimum net worth of $500 million for IndyMac Bank and $300 million for the Company. As of December 31, 2004, we believe we were in compliance with all material financial covenants under our borrowing facilities.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13 — PARENT COMPANY FINANCIAL STATEMENTS
      The following tables present IndyMac Bancorp parent only financial information:
Condensed Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands)
Assets
Cash	$105,086	$109,710
Loans held for investment, net	3,342	5,819
Securities classified as trading	19,556	17,148
Securities classified as available for sale	92,085	2,016
Investment in and advances to subsidiaries	1,326,430	1,053,323
Foreclosed assets	7,315	950
Intercompany receivables	9,199	5,679
Investment in non-consolidated subsidiary	9,188	7,802
Other assets	7,574	9,741

Total assets	$1,579,775	$1,212,188

Liabilities and Shareholders’ Equity
Trust preferred debentures	$215,205	$183,643
Borrowings	85,423	692
Other liabilities	13,109	10,422
Shareholders’ equity	1,266,038	1,017,431

Total liabilities and shareholders’ equity	$1,579,775	$1,212,188

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Earnings

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Interest income
Loans	$543	$1,197	$2,520
Securities available for sale and trading	6,033	5,069	7,539
Intercompany notes	—	—	169
Other	2,274	1,065	2,174

Total interest income	8,850	7,331	12,402
Interest expense
Trust preferred debentures	15,319	12,221	11,581
Other	2,409	894	443

Total interest expense	17,728	13,115	12,024

Net interest (loss) income	(8,878)	(5,784)	378
Provision for loan losses	(1,476)	890	1,503

Net interest loss after provision for loan losses	(7,402)	(6,674)	(1,125)
Other income
Equity in earnings of subsidiaries	183,111	179,878	143,639
Net gain on securities	3,972	5,760	7,357
Other income, net	20	18	24

Total other income	187,103	185,656	151,020

Net revenues	179,701	178,982	149,895
Expenses	8,983	13,147	6,725

Earnings before provision for income tax	170,718	165,835	143,170
Income tax benefit	(4,712)	(5,468)	(223)

Net earnings	$175,430	$171,303	$143,393

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$175,430	$171,303	$143,393
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and net amortization (accretion)	2,550	(1,306)	(5,595)
Gain on mortgage-backed securities, net	(3,972)	(5,760)	(5,566)
Provision for loan losses	(1,476)	889	1,503
Equity in earnings of subsidiaries	(183,111)	(179,878)	(143,639)
Payments from mortgage and other loans held for sale	—	—	1,427
Net purchase of trading securities	(18,961)	—	—
Payments from trading securities	17,860	28,363	—
Net (increase) decrease in other assets and liabilities	1,711	10,791	(23,415)

Net cash (used in) provided by operating activities	(9,969)	24,402	(31,892)

Cash flows from investing activities:
Net decrease in loans held for investment	3,908	8,207	7,882
Net purchases of securities available for sale	(138,260)	(3,104)	(5,021)
Payments on available for sale securities	51,078	312	6,357
Cash dividends received from IndyMac Bank	38,518	—	—
Increase in investment in and advances to subsidiaries, net of cash payments	(8,496)	(12,114)	(2,472)
Capital contributions to IndyMac Bank	(120,000)	—	—
Net purchases of property, plant and equipment	(2,661)	—	—
Net decrease in note receivable from IndyMac Bank	—	—	27,266

Net cash (used in) provided by investing activities	(175,913)	(6,699)	34,012

Cash flows from financing activities:
Proceeds from issuance of trust preferred debentures	30,000	58,962	—
Net increase in borrowings	84,216	—	—
Net proceeds from issuance of common stock	100,171	—	—
Net proceeds from stock options and notes receivable	39,882	33,635	11,294
Cash dividends paid	(72,414)	(30,602)	—
Purchases of common stock	(597)	(467)	(131,543)

Net cash provided by (used in) financing activities	181,258	61,528	(120,249)

Net (decrease) increase in cash and cash equivalents	(4,624)	79,231	(118,129)
Cash and cash equivalents at beginning of period	109,710	30,479	148,608

Cash and cash equivalents at end of period	$105,086	$109,710	$30,479

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	TRANSFERS AND SERVICING OF FINANCIAL ASSETS
Retained Assets
      In conjunction with the sale of mortgage loans in private-label securitizations and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs, to a lesser degree, AAA-rated interest-only securities, AAA-rated principal-only securities, investment grade securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $363.8 million in gain on sale of loans earned during the year ended December 31, 2004 included the retention of $552.0 million of servicing-related assets, and $223.2 million of other investment and non-investment grade securities. For the years ended December 31, 2003 and 2002, we recognized a total of $387.3 million and $300.8 million in gain on sale of loans, respectively. The fair value of retained assets totaling $385.5 million and $361.8 million in 2003 and 2002, respectively, was included as a component of these gains.
      The portfolio of AAA-rated and agency interest only securities at December 31, 2004 was predominantly comprised of AAA-rated interest only securities retained in our loan securitization activities. Agency interest only securities were created by securitizing a portion of the contractual servicing fee related to loans sold to the GSEs. These securities represent the unconditional right to receive cash flows based on the cash flow from the underlying loans. These securities are legally separate from contractual servicing fees and can be sold or pledged by the Company without restriction.
      The key assumptions used in measuring the fair value of retained assets at the time of securitization during the year ended December 31, 2004 on a weighted-average basis were as follows:

				Projected
	Retained	Lifetime	Discount	Loss
	Balance	CPR	Yield	Rate

	(Dollars in thousands)
Mortgage servicing rights, excluding amount acquired in Financial Freedom acquisition	$377,003	22.30%	11.40%	N/A
AAA-rated interest-only securities	70,724	36.16%	12.29%	N/A
AAA-rated principal-only securities	10,908	6.40%	6.09%	N/A
Investment grade mortgage-backed securities	130,161	29.54%	6.05%	N/A
Non-investment grade mortgage-backed securities	93,050	31.76%	12.69%	0.64%
Non-investment grade residual securities	93,383	43.94%	20.63%	1.28%

Total	$775,229

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2004.

		AAA-rated	AAA-rated	Investment Grade	Non-investment
	Mortgage	Interest-	Principal-	Mortgage-	Grade Mortgage-	Residual
	Servicing	Only	Only	Backed Securities	Backed Securities	Securities	Total

	(Dollars in thousands)
Balance sheet carrying value of retained interests	$640,794	$124,109	$18,599	$146,822	$83,052	$135,386	$1,148,762

Prepayment speed assumption	20.78%	14.93%	8.87%	34.15%	33.10%	35.60%	N/A
Impact on fair value of 10% adverse change of prepayment speed	$35,112	$(3,155)	$451	$(354)	$703	$7,582	$40,339
Impact on fair value of 20% adverse change of prepayment speed	$66,449	$(5,468)	$940	$(688)	$1,546	$13,438	$76,217
Discount rate assumption	10.29%	11.26%	6.12%	6.64%	12.10%	20.70%	N/A
Impact on fair value of 100 basis point adverse change	$19,570	$(2,204)	$909	$1,553	$2,089	$2,457	$24,374
Impact on fair value of 200 basis point adverse change	$37,888	$(4,239)	$1,737	$2,032	$4,124	$4,802	$46,344
Net credit loss assumption	N/A	N/A	N/A	N/A	0.70%	1.30%	N/A
Impact on fair value of 10% adverse change in credit losses	N/A	N/A	N/A	N/A	$1,963	$4,333	$6,296
Impact on fair value of 20% adverse change in credit losses	N/A	N/A	N/A	N/A	$3,975	$8,503	$12,478
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

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Risk on Securitizations
      With regard to the issuance of private-label securitizations, we retain certain limited credit exposure in that we may choose to retain non-investment grade securities and residuals. These securities are subordinate to investors’ investment-grade interests. We do not have credit exposure associated with non-performing loans in securitizations beyond our investment in retained interests in non-investment grade securities and residuals. The value of our retained interests include credit loss assumptions on the underlying collateral pool to estimate this risk. The following table summarizes the collateral balance associated with our servicing portfolio of sold loans, and the balance of non-investment grade securities and residual securities retained at December 31, 2004.

		Balance of Retained Assets
		With Credit Exposure

	Total Loans	Non-investment
	Serviced	Grade Securities	Residuals

	(Dollars in thousands)
Prime
IndyMac securitizations	$17,417,909	$82,767	$88,457
GSEs	24,294,453	—	1,790
Whole loan sales	5,377,338	—	—
Subprime
IndyMac securitizations	2,764,684	101	45,139
Whole loan sales	218,552	—	—
Manufactured housing securitization	146,029	184	—

Total	$50,218,965	$83,052	$135,386

      As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make certain payments to settle breaches of our standard representations and warranties made as part of the loan sales or securitizations. In anticipation of future expected losses related to these loans, we have established a secondary market reserve and have recorded provisions of $22.9 million and $26.7 million to this reserve as reductions to our gain on sale of loans during 2004 and 2003, respectively. The balance in this reserve was $35.6 million and $34.0 million at December 31, 2004 and 2003, respectively, which is included on the consolidated balance sheets as a component of other liabilities. The calculation of the reserve is a function of estimated losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sale distribution channels.
Qualifying Special-Purpose Entities
      All loans sold in our private-label securitizations are issued through securitization trusts, which are “qualifying special-purpose entities” under SFAS 140 “Accounting for Transfers and Servicing of Financial

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and Extinguishments of Liabilities.” Cash flows received from and paid to securitization trusts during the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Proceeds from new securitizations	$12,205,539	$5,276,875	$6,179,221
Servicing fees received	27,024	17,347	23,398
Other cash flows received on retained interests	255,266	94,341	133,159
Clean-up calls	(677,318)	(1,611,841)	(124,238)
Loan repurchases for representations and warranties	(1,100)	(1,900)	(3,467)
      As part of our normal servicing operations, the Company advanced cash to investors totaling $65.1 million and $91.4 million during the years ended December 31, 2004 and 2003, respectively, and received cash reimbursements from investors totaling $65.0 million and $89.7 million, respectively.
      From time to time, IndyMac creates Net Interest Margin (“NIM”) trusts for the securitization of residual securities and securities associated with prepayment charges on the underlying mortgage loans from prior or recently completed securitization transactions. NIM trusts issue notes to outside investors secured by the residual securities and securities associated with prepayment charges on the underlying mortgage loans we contribute to the trusts. The NIM notes are obligations of the NIM trusts and are collateralized only by the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We are not obligated to make any payments on the notes. These entities represent qualified special-purpose entities and meet the legal isolation criteria of SFAS 140. Therefore, these entities are not consolidated for financial reporting purposes, in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We receive cash flows from our retained interests in the NIM trusts once the notes issued to the investors are fully paid off. We created three NIM trust during 2004 and one NIM trust during 2003. At inception of the trusts, we retained a 19.4% and 13.9% interest in these trusts during 2004 and 2003, respectively. At December 31, 2004 and 2003, these NIM trusts held assets valued at $142.6 million and $46.9 million, respectively, and our retained interests in these NIM trusts were valued at $42.5 million and $16.0 million, respectively. Our retained interests in the NIM trusts are included as a component of securities classified as trading securities on the consolidated balance sheets.

NOTE 15 —	DERIVATIVE INSTRUMENTS
      We follow the provisions of SFAS 133, as amended, for our derivative instruments and hedging activities, which requires us to recognize all derivative instruments on the consolidated balance sheets at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2004 and 2003:

•	FNMA and FHLMC forward contracts

•	Interest rate swap agreements

•	Interest rate swaption agreements

•	Interest rate floor agreements

•	Interest rate cap agreements

•	Euro-dollar futures

•	Rate lock commitments

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Generally speaking, if interest rates increase, the value of our rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of GSEs and by using futures and options to economically hedge the fair value of loan commitments and the funded loan portfolio. Under SFAS 133, certain of these positions qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale. Effective April 1, 2004, upon the adoption of SAB No. 105, the loan commitments are initially valued at zero, and the Company only records the change in the fair value of the loan commitments. The initial value inherent in the loan commitments at origination is recorded as a component of gain on sale of loans when the underlying loan is sold. At December 31, 2004 and 2003, the fair value of these commitments amounted to $1.4 million and $25.0 million, respectively.
      We use interest rate swap and swaption agreements to reduce our exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. A swaption agreement is an option to enter into a swap agreement in the future. Under SFAS 133, both the swap and swaption agreements used to hedge our anticipated borrowings and advances qualify as cash flow hedges. As of the years ended December 31, 2004 and 2003, the net deferred gain and loss on our interest rate swap and swaption agreements on an after tax basis was $8.4 million and $3.3 million, respectively, which was recorded as a component of OCI. Future effective changes in fair value on these interest rate swap and swaption agreements will be adjusted through OCI as long as the cash flow hedge requirements continue to be met. Accumulated other comprehensive income contains approximately $0.5 million in deferred cash flow hedge gains (losses) that the company expects to be realized into income over the next 12 months, based on the respective December 31, 2004 valuations.
      In 2004, the Company elected to apply the fair value hedge provisions of SFAS 133 on certain tranches of our MSR asset. Economically, the positions we use to hedge the MSR asset include futures, interest rate floors, caps, and swaps, which are intended to mitigate valuation declines that result from changes and volatility in the interest rate environment. Gains and losses on both designated and undesignated derivative financial instruments are classified as a component of service fee income for mortgage servicing assets, and as a component of gain or (loss) on mortgage-backed securities, net, for our AAA-rated interest-only and principal-only securities.
      IndyMac recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same income statement captions as effective changes when such ineffectiveness occurs. IndyMac recognized gains totaling $0.9 million and $0.2 million, and losses totaling $5.8 million of ineffectiveness in earnings, respectively, for the periods ended December 31, 2004, 2003, and 2002.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We had the following derivative financial instruments as of December 31, 2004 and 2003:

	As of December 31, 2004

	Notional		Expiration
	Amounts	Fair Value	Dates

	(Dollars in thousands)
Loans held for sale hedges:
Rate lock commitments	$3,547,883	$1,354	2005
Forward agency and loan sales	1,933,000	(4,736)	2005
Euro Dollar futures contracts	7,424,000	1,282	2005-2009
AAA-rated interest-only securities and mortgage servicing hedges:
Interest rate caps (LIBOR/ Swaps)	600,824	—	2005-2006
Interest rate floors (LIBOR/ Swaps)	250,000	4,524	2009
Euro Dollar futures contracts	4,810,000	3,446	2005-2006
Interest rate swaps (LIBOR)	3,050,000	(2,109)	2005-2024
Interest rate swaptions (LIBOR)	1,435,000	31,238	2005-2009
Borrowings and advances hedges:
Interest rate caps (LIBOR/ Swaps)	24,524	249	2007
Interest rate swaps (LIBOR)	4,091,460	28,511	2005-2009
Interest rate swaptions (LIBOR)	2,745,000	17,072	2005-2009

	$29,911,691	$80,831

	As of December 31, 2003

	Notional		Expiration
	Amounts	Fair Value	Dates

	(Dollars in thousands)
Loans held for sale hedges:
Rate lock commitments	$2,148,391	$24,994	2004
Forward agency and loan sales	1,934,194	(11,943)	2004
FNMA put options	115,000	79	2004
AAA-rated interest-only securities and mortgage servicing hedges:
Interest rate caps (LIBOR/ Swaps)	1,944,190	1,190	2004-2006
Interest rate flooridors (LIBOR/ Swaps)	5,188,000	28,853	2006-2008
Interest rate swaps (LIBOR)	845,000	(2,568)	2004-2013
Interest rate swaptions (LIBOR)	865,000	53,855	2004-2008
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	2,007,000	(19,385)	2005-2009
Interest rate swaptions (LIBOR)	2,950,000	39,778	2004-2006

	$17,996,775	$114,853

      While we do not anticipate nonperformance by the counterparties, we manage credit risk with respect to such financial instruments by entering into agreements with entities (including their subsidiaries) approved by a committee of the Board of Directors and with a long term credit rating of “A” or better. Unless otherwise

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
noted, we do not require collateral or other security to support financial instruments with approved counterparties.

NOTE 16 —	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The following table presents the estimated fair values of the various classes of financial instruments we held as of December 31, 2004 and 2003. Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of certain assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include MSRs, foreclosed assets, fixed assets, goodwill and intangible assets.
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
      Financial instruments consist of the following:

	December 31, 2004		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$356,157	$356,157	$115,485	$115,485
Securities classified as trading	235,036	235,036	223,632	223,632
Securities classified as available for sale	3,454,435	3,454,435	1,613,974	1,613,974
Loans held for sale	4,445,572	4,474,459	2,573,248	2,573,248
Loans held for investment	6,696,862	6,732,885	7,396,540	7,402,298
Investment in FHLB stock	390,716	390,716	313,284	313,284
Financial Liabilities:
Deposits	5,743,479	5,584,017	4,350,773	4,260,193
Advances from the FHLB	6,162,000	6,160,151	4,934,911	4,949,477
Other borrowings	3,162,241	3,141,585	2,622,094	2,634,252
Derivative Financial Instruments:
Commitments to purchase and originate loans	1,354	1,354	24,994	24,994
Commitments to sell loans and securities	(4,736)	(4,736)	(11,943)	(11,943)
Interest rate swaps	26,402	26,402	(21,953)	(21,953)
Interest rate swaptions	48,310	48,310	93,633	93,633
Interest rate caps, floors, flooridors and futures	9,501	9,501	30,043	30,043
Put options	—	—	79	79

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following describes the methods and assumptions we use in estimating fair values:
      Cash and Cash Equivalents. Carrying amount represents fair value.
      Mortgage-Backed Securities Classified as Trading or Available for Sale. Carrying amount represents fair value. Fair value is estimated using quoted market prices or by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.
      Loans Held for Sale. The fair value of loans held for sale is estimated primarily based on quoted market prices for securities backed by loans with similar coupons, maturities and credit quality.
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
      Commitments to Purchase and Originate Loans. Fair value is estimated based upon the difference between the current value of similar loans and the price at which we have committed to purchase or originate the loans, subject to the anticipated loan funding probability, or fallout factor. With the adoption of SAB No. 105 in 2004, the fair value as of December 31, 2004 does not include the initial value inherent in the rate lock commitments at origination and represents the amount of change in value since the inception of the commitments. The fair value of the commitments as of December 31, 2003 included the initial inherent value of the rate lock commitments.
      Commitments to Sell Loans and Securities. We utilize forward commitments to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities.
      Interest Rate Swaps, Swaptions, Caps, Floors, Flooridors, Futures, and Put Options. Fair value for the caps, floors, flooridors, and put options is estimated based upon specific characteristics of the option being valued, such as the underlying index, strike rate, and time to expiration, along with quoted market levels of implied volatility for similar instruments. Interest rate and Euro dollar futures are traded on the Chicago Board of Trade and market pricing is readily available and continuously quoted on systems such as Bloomberg. Fair value for swap and swaption agreements is estimated using discounted cash flow analyses based on expectations of rates over the life of the swap or swaption as implied by the forward swap curve.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	OPERATING EXPENSES
      A summary of operating expenses is as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and related	$286,121	$228,931	$202,030
Premises and equipment	43,621	35,899	30,946
Loan purchase costs	34,790	29,916	23,349
Professional services	25,836	20,706	22,997
Data processing	36,181	36,236	20,500
Office	21,870	22,925	18,151
Advertising and promotion	43,488	26,803	13,705
Operations and sale of foreclosed assets	6,693	4,572	1,216
Other	22,777	18,617	11,164

Total operating expenses	$521,377	$424,605	$344,058

NOTE 18 —	INCOME TAXES
      The income tax provision for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Current tax expense
Federal	$57,275	$38,800	$65,121
State	14,221	9,981	9,902

Total current tax expense	71,496	48,781	75,023

Deferred tax expense (benefit)
Federal	34,472	53,222	12,256
State	5,539	9,376	(512)

Net deferred tax expense	40,011	62,598	11,744

Total income tax expense	$111,507	$111,379	$86,767

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities is presented below:

	Year Ended December 31,

	2004	2003

	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$20,397	$19,111
State taxes	10,760	11,341

Total deferred tax assets	31,157	30,452

Deferred tax liabilities
MSRs and mortgage-backed securities	(199,242)	(161,113)
Other	(12,088)	(5,487)

Total deferred tax liabilities	(211,330)	(166,600)

Deferred tax liability, net	$(180,173)	$(136,148)

      The effective income tax rate differed from the federal statutory rate for 2004 and 2003 as follows:

	Year Ended
	December 31,

	2004	2003

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax effect	4.6%	4.5%
Other items, net	(0.1)%	(0.1)%

Effective income tax rate	39.5%	39.4%

NOTE 19 — EARNINGS PER SHARE
      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation:

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Dollars and shares in thousands, except per
	share data)
December 31, 2004
Basic earnings	$170,522	59,513	$2.87
Effect of options and restricted stock and warrants	—	2,639	(0.13)

Diluted earnings	$170,522	62,152	$2.74

December 31, 2003
Basic earnings	$171,303	55,247	$3.10
Effect of options and restricted stock	—	1,679	(0.09)

Diluted earnings	$171,303	56,926	$3.01

December 31, 2002
Basic earnings	$143,393	58,028	$2.47
Effect of options and restricted stock	—	1,564	(0.06)

Diluted earnings	$143,393	59,592	$2.41

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options to purchase 721,000 shares of common stock at an average exercise price of $35.35 were outstanding at December 31, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
      Additionally, 3,500,000 warrants issued in November of 2001, as part of the WIRES offering, each convertible into 1.5972 shares of our common stock at an effective exercise price of $31.50 per share, were outstanding, and were included in the computation of diluted earnings per share for 2004. These warrants were not included in the computation of diluted earnings per share for 2003 and 2002 because the effects were antidilutive. The WIRES are described in more detail in Note 12.
NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE LOSS
      The following table presents the ending balance in accumulated other comprehensive loss for each component:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net (loss) gain on mortgage-backed securities available for sale
AAA-rated agency securities	$(84)	$(191)	$(548)
AAA-rated agency notes	—	(1,537)	—
AAA-rated non-agency securities	(11,754)	(4,393)	(770)
Other investment and non-investment grade securities	4,191	717	1,328

Net (loss) gain on mortgage-backed securities available for sale	(7,647)	(5,404)	10
Net unrealized loss on derivatives used in cash flow hedges	(12,657)	(21,050)	(17,757)

Total	$(20,304)	$(26,454)	$(17,747)

      The following table presents the changes to other comprehensive income (loss) and the related tax effect for each component:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net (loss) gain on mortgage-backed securities available for sale	$(3,708)	$(8,949)	$6,287
Related tax benefit (expense)	1,465	3,535	(2,798)
Mortgage securities transferred to trading	—	—	(5,156)
Related tax benefit	—	—	2,143
Net gain (loss) on interest rate swaps used in cash flow hedges	13,873	(5,443)	(32,126)
Related tax (expense) benefit	(5,480)	2,150	13,333

Change to accumulated other comprehensive income (loss)	$6,150	$(8,707)	$(18,317)

NOTE 21 —	COMMITMENTS AND CONTINGENCIES
Legal Matters
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s loan origination and collection

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. Due to the difficulty of predicting the outcome of such actions, the Company can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods.
Commitments
      We enter into a number of commitments in the normal course of business. These commitments expose us to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the consolidated balance sheets. The following types of non-derivative commitments were outstanding at year end:

	December 31,

	2004	2003

	(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to clean-up calls	$58,858	$203,529
Undisbursed loan commitments:
Builder construction	598,841	474,028
Consumer construction	1,142,409	897,554
HELOC	434,192	477,719
Letters of credit	10,577	16,507
      IndyMac Bank has notified the trustees of certain securitization trusts that we intend to exercise our clean-up call rights. A clean-up call right is an option we retain when we securitize our loans and retain the related servicing rights. This option allows us to purchase the remaining loans from the securitization trusts if the amount of outstanding loans falls to a specified level, generally 10% of the original securitized loan pool balance. At this level, the costs of servicing these loans exceeds the economic benefit of servicing the loans. At December 31, 2004, the loan purchase commitment under our clean-up call rights approximated $58.9 million. IndyMac Bank exercises its clean-up call rights based on management’s assessment of the economic benefits and costs associated with such transactions.
      Additionally, during 2002, the Company entered into agreements with two mortgage insurance companies to reimburse those companies for any losses incurred on certain portfolios of single-family mortgage loans. The total single-family mortgage loans covered by these agreements was $51.5 million and $83.1 million as of December 31, 2004 and December 31, 2003, respectively. The Company’s obligations under these agreements are accounted for in the secondary marketing reserve, which is included in other liabilities on the consolidated balance sheets. Total reimbursements related to these agreements of $2.9 million and $11.1 million were paid in 2004 and 2003, respectively.
      Our Homebuilder Division issues standby letters of credit to municipalities to guaranty the performance of improvements related to tract construction projects. The risk of loss on the standby letters of credit is mitigated by the fact that the funds to complete the improvements are included in the construction loan

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balance and supported by the underlying collateral value. We have not incurred any loss on these standby letters of credit since the inception of this practice.
Leases
      We lease office facilities and equipment under lease agreements extending through 2010. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, are as follows for the years ended December 31:

Year	Total

(Dollars in thousands)
2005	$18,571
2006	19,431
2007	17,911
2008	16,175
2009	14,031
Thereafter	31,184

Total	$117,303

      Included in the above table is an average annual payment of $4.6 million, for a total of $24.1 million through March 2010, payable to Countrywide Financial Corp., Inc. (“CFC”) for our corporate headquarters in Pasadena, California. At the time the lease was entered into, CFC was considered a related party to the Company.
      Rental expense, net of sublease income, for all operating leases was $15.3 million, $17.0 million, and $15.0 million, in 2004, 2003, and 2002, respectively.
NOTE 22 — RELATED PARTY LOANS
      At December 31, 2004 and 2003, we had $1.3 million in notes receivable from our employees. There were no such loans outstanding with directors at those dates. These loans have varying interest rates and terms and were secured by IndyMac stock or real estate.
NOTE 23 — REGULATORY REQUIREMENTS
      Federal Reserve Board regulations require depository institutions to maintain certain deposit reserve balances. One of our subsidiaries, IndyMac Bank, is a depository institution required to maintain deposit reserves under the Federal Reserve Board regulations. At December 31, 2004, IndyMac Bank’s deposit reserve balance of $5.0 million, included in cash and cash equivalents on the consolidated balance sheets, met the required level.
      IndyMac Bank’s primary federal regulatory agency, the OTS, requires savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital and risk-based capital. To meet general minimum adequately capitalized requirements, a savings association must maintain a tangible capital ratio of 1.5%, a Tier 1 core capital ratio of 3% for the most highly rated associations and 4% for others, and a risk-based capital ratio of 8%. Most associations are expected to maintain capital levels in excess of the above-mentioned capital levels. The OTS regulations also specify minimum requirements to be considered a “well-capitalized institution.” A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater. Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital must be equal to at least 6% of risk-weighted assets. In order not to be deemed “critically undercapitalized” and therefore subject to immediate remedial

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
action, a savings association must maintain a tangible equity to tangible assets ratio of 2%. As a result of the SGV Bancorp, Inc. acquisition in July 2000, the OTS required that IndyMac Bank hold Tier 1 (core) capital of at least 8% of adjusted assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of risk-weighted assets. This particular condition expired on July 1, 2003, and IndyMac Bank has committed to the OTS to maintain the “well-capitalized” minimums. IndyMac Bank is currently “well-capitalized.” However, the characterization of IndyMac Bank as “well-capitalized” by the OTS is for “prompt corrective action” purposes only and does not necessarily characterize IndyMac Bank’s financial condition.
      During 2001, the OTS issued guidance for subprime lending programs, which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all loans in a first lien position with a FICO score less than 620 and all loans in a second lien position with a FICO score less than 660 as subprime. As of December 31, 2004, loans meeting this definition were supported by capital equal to two times that of similar prime assets. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. As of December 31, 2004, subprime loans totaled $695.8 million as calculated for regulatory reporting purposes, of which $612.5 million were loans held for sale.
      The following table presents the IndyMac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at December 31, 2004. Because not all institutions have uniformly implemented the new subprime guidance, it is possible that IndyMac’s risk-based capital ratios will not be comparable to other institutions. The impact of the additional risk-weighting criteria had the effect of reducing IndyMac’s risk-based capital by 64 basis points as noted in the table that follows.

		Adjusted for
	As Reported	Additional	Well-
	Pre-Subprime	Subprime	Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	7.66%	7.66%	2.00%
Tier 1 core	7.66%	7.66%	5.00%
Tier 1 risk-based	12.14%	11.53%	6.00%
Total risk-based	12.66%	12.02%	10.00%
      The ratios above do not include $102.7 million of unencumbered cash at IndyMac Bancorp that is available for contribution to IndyMac Bank’s regulatory capital. Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.
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

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to applicable OTS regulatory requirements, IndyMac Bank is required to maintain compliance with various servicing covenants such as a minimum net worth requirement. Management believes IndyMac Bank was in compliance with all material financial covenants as of December 31, 2004 and 2003.
NOTE 24 — BENEFIT PLANS
Stock Incentive Plans
      We have two stock incentive plans, the 2002 Incentive Plan, as Amended and Restated, and the 2000 Stock Incentive Plan, as amended (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Options and awards are granted at the average market price of our common stock on the date of grant, vest over varying periods. Options expire ten years from the date of grant. Unearned compensation on stock awards is being amortized to compensation expense over the service period, not exceeding five years, and is recorded as a reduction in shareholders’ equity. In addition to the preceding activity pursuant to the Plans, approximately 160,000 shares of restricted stock awards were granted during 2004, primarily in lieu of commission cash bonuses, for a fair value of $5.5 million and a weighted-average share price of $34.29. As of December 31, 2004, 339,974 nonvested restricted stock awards were outstanding and 33,882 restricted stock awards were forfeited during 2004. Compensation expense during 2004 related to these restricted stock awards totaled $2.8 million.
      As of December 31, 2004, options to purchase 5.0 million shares were exercisable. There were 3.2 million shares reserved for options and future award grants outstanding under the Plans as of December 31, 2004. Stock option transactions for the years ended December 31, 2004, 2003, and 2002, respectively, are summarized as follows:

	Number of Shares

	2004	2003	2002

Options outstanding, beginning of year	9,776,396	11,159,592	8,983,388
Options granted	896,327	1,235,888	3,631,214
Options exercised	(1,788,918)	(1,770,428)	(710,325)
Options forfeited	(210,985)	(848,656)	(744,685)

Options outstanding, end of year	8,672,820	9,776,396	11,159,592

Options exercisable, end of year	4,995,022	4,689,334	4,251,302

	Weighted-Average Exercise Price

	2004	2003	2002

Options outstanding, beginning of year	$19.50	$18.95	$16.92
Options granted	34.89	19.97	23.85
Options exercised	15.69	14.22	12.68
Options forfeited	23.42	24.00	24.23
Options outstanding, end of year	21.78	19.50	18.95
Options exercisable, end of year	19.78	17.62	14.63

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at Period End	Life (Years)	Price	at Period End	Price

$ 7.08 – $10.61	255,356	4.0	$10.25	255,356	$10.25
$10.62 – $14.15	1,583,381	5.0	11.54	1,283,381	11.62
$14.16 – $17.69	98,800	5.1	15.97	98,800	15.97
$17.70 – $21.22	1,437,878	8.0	18.92	541,704	18.97
$21.23 – $24.76	2,485,390	6.3	24.26	1,602,791	24.30
$24.77 – $28.30	1,960,582	7.3	25.11	1,212,990	25.13
$31.85 – $35.38	851,433	9.2	34.89	—	—

$ 7.08 – $35.38	8,672,820	6.8	21.78	4,995,022	19.78

Pension Plan
      Through December 31, 2002, we provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees. Employees hired prior to January 1, 2003, with one or more years of service are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. Our policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the DBP Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of Employee Retirement Income Security Act of 1974 (“ERISA”). Employees hired after December 31, 2002 are not eligible for the DBP Plan.
      The following tables set forth the change in the benefit obligation and the change in plan assets:

	Year Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Benefit obligation, beginning of year	$21,515	$12,167
Service cost	5,921	3,729
Interest cost	1,433	886
Benefits paid including expense	(30)	(27)
Actuarial loss	4,955	4,760

Benefit obligation, end of year	$33,794	$21,515

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Fair value of plan assets, beginning of year	$12,708	$6,333
Actual return on plan assets	1,450	1,538
Employer contributions	6,021	4,864
Benefits paid including expense	(30)	(27)

Fair value of plan assets, end of year	$20,149	$12,708

      The accrued pension costs recognized in the accompanying consolidated balance sheets are computed as follows:

	Year Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Funded status	$(13,646)	$(8,807)
Unamortized prior service cost	658	714
Unrecognized net actuarial loss	11,707	7,435

Accrued pension cost	$(1,281)	$(658)

      Amounts recognized in the accompanying balance sheets consist of:

	Year Ended
	December 31,

	2004	2003

	(Dollars in
	thousands)
Prepaid benefit cost	$—	$—
Accrued pension cost	1,281	658
Intangible assets	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$1,281	$658

      The components of net periodic expense for the DBP Plan are as follows:

	Year Ended
	December 31,

	2004	2003

	(Dollars in
	thousands)
Service cost	$5,921	$3,729
Interest cost	1,433	886
Expected return on assets	(1,178)	(658)
Recognized actuarial loss	412	189
Amortization of prior service cost	56	56

Net periodic expense	$6,644	$4,202

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average assumptions used in computing the preceding information as of December 31, 2004 and 2003 were as follows:

	Year Ended
	December 31,

	2004	2003

Benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Net periodic costs:
Discount rate	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%
      The DBP Plan’s weighted-average asset allocation as of the measurement date, by asset category, is as follows:

	Year Ended
	December 31,

	2004	2003

Money market	—	—
Bond and mortgage	34%	35%
Large cap stock index	66%	65%

Total	100%	100%

      The investment goals and the allocation of the plan assets are determined jointly by the Employee Benefits Fiduciary Committee and Principal Life Insurance Company, the investment manager of the Plan. The assets of the DBP Plan are invested to provide safety through diversification in a portfolio of equity investments, common stocks, bonds and other investments which may reflect varying rates of return. Only classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (“ERISA”) as acceptable investment choices are considered. The overall return objective for the portfolio is a reasonable rate on a long-term basis that would balance the benefit obligations with the appropriate asset allocation mix consistent with the risk levels established by our Employee Benefits Fiduciary Committee.
      During 2004 the Company contributed $6.0 million to the DBP Plan for the 2003 plan year. We expect to make contributions of $8.0 million in 2005 for the 2004 plan year.
      The Company’s 2004 and 2003 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 7.5% for both years. In developing the long-term rate of return assumption, historical asset class returns as well as expected returns were evaluated based upon broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 66% in equity and 34% in fixed income financial instruments. The Employee Benefits Fiduciary Committee regularly reviews the asset allocation with its plan investment manager and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary.
      The discount rate that was utilized for determining our pension obligation and net periodic cost was based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate for our pension obligation remained the same at 6.00% in 2004 due to small movements in the long-term interest rates.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table indicates the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Year	Total

(Dollars in
thousands)
2005	$19
2006	61
2007	99
2008	229
2009	274
2010-2014	4,185

Total	$4,867

Defined Contribution Plan
      We also offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. Employees with 90 days or more of service may contribute up to 40% of annual compensation to a maximum of $13,000 of pre-tax annual compensation in 2004. We may determine, at our discretion, the amount of employer matching contributions to be made. We contributed a total of $4.6 million, $3.7 million, and $2.7 million during the years ended December 31, 2004, 2003 and 2002, respectively. During each of the years, we matched 75% of the first 3% of the annual compensation contributed by the employee and 25% of the second 3% of the annual compensation contributed by the employee to the 401(k) Plan. The employer matching contribution was made in cash.
NOTE 25 — SHAREHOLDER RIGHTS PLAN
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

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 26 — QUARTERLY FINANCIAL DATA — UNAUDITED
      Selected quarterly financial data follows for the years ended December 31, 2004 and 2003:

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share data)
2004
Interest income	$166,559	$190,308	$195,003	$215,738
Interest expense	72,626	83,330	94,413	112,177
Net interest income	93,933	106,978	100,590	103,561
Provision for loan losses	1,500	3,200	1,498	1,972
Gain on sale of loans and securities, net	78,681	62,670	88,614	110,044
Net earnings	41,930	22,955	49,726	55,911
Earnings per share(1):
Basic	$0.74	$0.39	$0.81	$0.91
Diluted	0.70	0.38	0.78	0.87
2003
Interest income	$128,196	$132,477	$147,339	$167,829
Interest expense	65,172	64,962	64,886	69,884
Net interest income	63,024	67,515	82,453	97,945
Provision for loan losses	3,100	6,900	6,200	3,500
Gain on sale of loans and securities, net	76,873	92,888	112,851	73,846
Net earnings	36,917	41,369	49,704	43,313
Earnings per share(1):
Basic	$0.67	$0.75	$0.90	$0.78
Diluted	0.66	0.73	0.87	0.75

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Directors
IndyMac Bancorp & IndyMac Bank
Michael W. Perry
Chairman and Chief Executive Officer
James R. Ukropina, Esq.1, 3, 4, 7, 8
Presiding Director
Chief Executive Officer
Directions, LLC
Louis E. Caldera3, 4, 7
President
University of New Mexico
Lyle E. Gramley2, 5, 7
Senior Economic Adviser
Stanford Washington Research Group
Hugh M. Grant1, 5, 7, 8
Retired Vice Chairman
Ernst & Young, LLP
Patrick C. Haden5, 6, 7
General Partner
Riordan, Lewis & Haden
Equity Investments
Terrance G. Hodel2, 5, 7
Former President and Chief Operations Officer
North American Mortgage Company
Robert L. Hunt II1, 2, 7, 8
Former President and Chief Operations Officer
Coast Savings Financial, Inc.
Senator John Seymour (ret.)3, 4, 7
Former Chief Executive Officer,
Southern California Housing Development Corporation
IndyMac Bank
Stuart A. Gabriel2, 6, 7
Director and Lusk Chair in Real Estate at the University of Southern California Lusk Center for Real Estate
Lydia H. Kennard6, 7
Chairman
KDG Development Construction Consulting
Directors Emeritus
Thomas J. Kearns
Frederick J. Napolitano
Board Committees & Designations

1.	Audit Committee
2.	Asset and Liability Committee
3.	Management, Development and Compensation Committee
4.	Corporate Nominating and Governance Committee
5.	Strategic & Financial Planning Committee
6.	Community Lending, Compliance and Technology Committee
7.	Independent Director
8.	Audit Committee Financial Expert
Executive Committee
Michael W. Perry
Chairman and Chief Executive Officer
Scott Keys
Executive Vice President
Chief Financial Officer
S. Blair Abernathy
Executive Vice President
Investment Portfolio, Whole Loans and MBS
Ashwin Adarkar
Executive Vice President
Chief Executive Officer
Consumer Bank Corporate Development & Global Resources
Gary D. Clark
Executive Vice President
Chief Information Officer, MBPAT
John D. DelPonti, Jr.
Executive Vice President
Chief Risk Officer
Sherry M. DuPont
Executive Vice President
General Counsel
Anthony L. Ebers
Executive Vice President
Consumer Direct and Indirect Lending and Servicing
James A. Fraser
Executive Vice President
Chief Executive Officer, Consumer Construction Lending
Gulshan Garg
Executive Vice President
Chief Technology Officer, MBPAT
Patrick A. Hymel
Executive Vice President
Retained Assets
R. Patterson Jackson III
Executive Vice President
Chief Executive Officer, Home Equity Division and Government Lending
James R. Mahoney
Executive Vice President
Chief Executive Officer, Financial Freedom
Raymond D. Matsumoto
Executive Vice President
Enterprise Process and Technology
Michelle Minier
Executive Vice President
SFR Lending Operations and Risk Management
Grosvenor G. Nichols
Executive Vice President
Chief Administrative Officer
John D. Olinski
Executive Vice President
Secondary Marketing and Retained Assets
Thomas H. Potts
Executive Vice President
Corporate Finance

Frank M. Sillman
Executive Vice President
Chief Executive Officer, Mortgage Professionals
Scott W. Van Dellen
Executive Vice President
Chief Executive Officer, Homebuilder Division
Charles A. Williams
Executive Vice President
Chief Audit Executive
Richard H. Wohl
Chief Executive Officer
IndyMac Mortgage Bank
Francisco Nebot
Senior Vice President
Whole Loan Portfolio
Executive Vice Presidents
James M. Banks
Jill I. Barnes
Drew R. Buccino
Kevin D. Cochrane
Edward L. Goddin
Charles T. Holroyd, Jr
Kenneth R. Horner
James R. Jerwers
Richard C. Lieber
Pamela K. Marsh
Mark A. Mozilo
Mark C. Nelson
James D. Nichols, Jr.
Joel M. Packer
Tim D. Ray
Jules R. Vogel
Senior Vice Presidents
Anwar Akram
Brent Anderson
David M. Balsam
William B. Barber
James L. Barbour
Alpino Benedetti
Jeffrey M. Birdsell
Wendy L. Cariello
Brian N. Carter
Mohan Chhabra
Christina Ching
Marianne Churney
Craig Corn
Scott B. Cousins
Brigitte Dewez
Edward J. Doyle III
Joanne Droge
Bruce C. Duclos
Kathy L. Edwards
Todd A. Elling
Terrin U. Enssle
Brent H. Frost
Melissa K. Gerard
Molly J. Graham
Samir Grover
Etta M. Helm
David Hickey
Lawrence V. Holguin
Janice Kay Huey
Leonard Israel II
Barton Johnson
Kurt G. Johnson
J. Mark Kempton
Richard S. Koon II
Robert Kos
John R. Krantz
Jeffrey W. Lankey
John M. Lawrence
Don E. Linde
Steven M. Majerus
Karen M. Mastro
Rayman K. Mathoda
Susan E. McGovney
Ellen F. Mochizuki
Sharad Nishith
Barbara Perez
John J. Reed
Maria A. Roa
Joel A. Schiffman
Steven Schwimmer
Andrew J. Sciandra
Ramanupam Sen
Kenneth Shellem
Walter Tharp
Aaron D. Wade
Thomas Wagner
Raedelle A. Walker
Marie-Therese Wynne