Form 10-Q
period 2005-03-31
INDYMAC BANCORP INC
filed 2005-04-27
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-8972
INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 North Lake Avenue, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)
(800) 669-2300
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 20, 2005: 62,475,789 shares

FORM 10-Q QUARTERLY REPORT
For the Period Ended March 31, 2005

FORWARD-LOOKING STATEMENTS
      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our projected financial condition and results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “goal,” “target” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties that could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to “Key Operating Risks” beginning on page 56 and to IndyMac’s annual report on Form 10-K for the year ended December 31, 2004.
      References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three months ended March 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HIGHLIGHTS FOR THE QUARTER
      Highlights for the quarters ended March 31, 2005, March 31, 2004 and December 31, 2004, were as follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2005	2004	2004(1)

	(Dollars in millions, except per share data)

Income Statement

Net interest income after provision for loan losses	$102	$92	$102

Gain on sale of loans	144	84	120

Other income	22	9	25

Net revenues	268	185	247

Operating expenses	160	115	150

Net earnings	65	42	58

Basic earnings per share	1.06	0.74	0.95

Diluted earnings per share	$1.01	$0.70	$0.91

Other Per Share Data

Dividends declared per share	$0.36	$0.25	$0.34

Book value per share at end of quarter	21.28	18.26	20.39

Closing price per share	$34.00	$36.29	$34.45
Average Common Shares (in thousands)

Basic	61,798	56,997	61,638

Diluted	64,763	59,791	64,344

	Three Months Ended

	March 31,	March 31,	December 31,
	2005	2004	2004(1)

	(Dollars in millions, except per share data)

Performance Ratios

Return on average equity (annualized)	21.18%	16.16%	18.96%

Return on average assets (annualized)	1.43%	1.16%	1.25%

Dividend payout ratio(2)	35.64%	35.71%	37.36%

Net interest income to pretax income after minority interest	96.32%	135.53%	107.12%

Average cost of funds	2.98%	2.32%	2.74%

Net interest margin	2.49%	2.82%	2.40%

Efficiency ratio(3)	59%	62%	60%

Capital to net revenue ratio(4)	115.82%	140.09%	123.04%

Capital adjusted efficiency ratio(5)	68%	87%	74%

Operating expenses to loan production	1.34%	1.61%	1.30%

Balance Sheet and Asset Quality Ratios

Average interest-earning assets	$17,039	$13,387	$17,183

Average equity	$1,254	$1,043	$1,225

Debt to equity ratio(6)	12.5:1	12.7:1	12.3:1

Core capital ratio(7)	7.35%	7.50%	7.66%

Risk-based capital ratio(7)	11.85%	12.61%	12.02%

Non-performing assets to total assets	0.54%	0.75%	0.73%

Allowance for loan losses to total loans held for investment	0.72%	0.78%	0.78%

Allowance for loan losses and other credit reserves to non-performing loans	80.73%	80.44%	61.62%

Allowance for loan losses to annualized net charge-offs	708.33%	645.44%	692.65%

Provision for loan losses to net charge-offs	131.89%	74.29%	103.30%

Other Selected Items

Loans serviced for others(8)	$55,995	$32,122	$50,219

Loan production(9)	11,975	7,146	11,568

Pipeline of mortgage loans in process	7,489	5,949	6,307

Loans sold	$9,654	$4,907	$9,550

Net margin on sale of loans	1.49%	1.71%	1.26%

(1)	For the quarter ended December 31, 2004, the data is presented on a pro forma basis excluding the effect of change in accounting principle for rate lock commitments under SAB No. 105 and for the impact of the purchase accounting adjustments for Financial Freedom. The SAB No. 105 impact and purchase accounting adjustments for the quarter ended December 31, 2004, were $2.2 million and $1.9 million before-tax, respectively. A full reconciliation between the pro forma amounts and amounts calculated in accordance with generally accepted accounting principles, or GAAP, is as follows:

	Three Months Ended

	December 31,		December 31,
	2004		2004
	GAAP	Adjustments	Pro Forma

	(Dollars in millions, except per share data)

Gain on sale of loans	116	4	120

Net revenues	243	4	247

Operating expenses	150	—	150

Income taxes	37	2	39

Net earnings	$56	$2	$58

Diluted earnings per share	$0.87	$0.04	$0.91

Return on average equity (annualized)	18.16%		18.96%

Return on average asset (annualized)	1.19%		1.25%

(2)	Dividends declared per common share as a percentage of diluted earnings per share.

(3)	Defined as operating expenses divided by net interest income and other income.

(4)	Average equity divided by net interest income and other income.

(5)	Efficiency ratio multiplied by the capital to net revenue ratio.

(6)	Debt includes deposits.

(7)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

(8)	Represents the unpaid principal balance on loans sold with servicing retained by IndyMac.

(9)	Includes newly originated commitments on construction loans and warehouse lending.
OVERALL RESULTS
      IndyMac Bancorp first quarter results reflected continued strong operating fundamentals. The Company achieved a new record of production of $12.0 billion, an increase of 67% over the first quarter 2004 and an increase of 3% from the prior record achieved in the fourth quarter of 2004. Based on this record production and the mortgage industry volume published by Mortgage Bankers Association on April 14, 2005, our mortgage industry market share increased to 2.0%.(1) In addition to the strong production results, our net interest and gain on sale margins also strengthened during the quarter resulting in record quarterly earnings per share of $1.01, an increase of 44% from $0.70 per share in the first quarter of 2004 and an increase of 11% from the pro forma earnings per share of $0.91 in the fourth quarter of 2004. Included in operating expenses during the quarter was a $6 million pretax legal charge for the settlement of a previously disclosed class action lawsuit involving employee classification and overtime matters. During the first quarter of 2005, the Company continued to deploy capital to facilitate balance sheet growth and achieved record total assets of $18.0 billion as of March 31, 2005.
OUR BUSINESS
      IndyMac is the holding company for IndyMac Bank®, the largest savings and loan or savings bank in Los Angeles and the 10th largest thrift nationwide (based on assets). IndyMac is in the business of designing, manufacturing, and distributing cost-efficient financing for the acquisition, development, and improvement of single-family homes. IndyMac also provides financing secured by single-family homes to facilitate consumers’ personal financial goals and strategically invests in single-family mortgage related assets. We facilitate the acquisition, development, and improvement of single-family homes through our award-winning e-MITS® (Electronic Mortgage Information and Transaction System) platform that automates underwriting, risk-based pricing and rate locking on a nationwide basis via the Internet at the point of sale. IndyMac Bank offers highly competitive mortgage products and services that are tailored to meet the needs of both consumers and mortgage professionals.
      For this quarter, we have realigned our segments from the previous four operating segments structure based on products and customers to two primary operating segments, the mortgage banking and the thrift segments. They more clearly highlight our hybrid thrift/mortgage banking business model and are consistent with the way we manage and evaluate our business. Additionally, we moved the retained assets and loan servicing division to become a part of our mortgage banking segment because we believe the ability to service

(1)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all of our channels (the numerator) divided by the MBA’s estimate of the overall mortgage market (the denominator) per their April 14, 2005 Mortgage Finance Forecast. As we review industry publications such as National Mortgage news, we have confirmed that our calculation is consistent with their methodologies for reporting market share of IndyMac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise in the absolute sense, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

mortgage loans is an integral part of our mortgage banking business. These segment results depict our profitability by channel of origination. Each channel’s results include the impact of intercompany transactions between channels, which are elimination in consolidation. Additionally, these segment changes provide clear transparency to the two primary activities in our hybrid model: mortgage banking with high asset turn and high returns on equity, and thrift investing characterized by lower but more consistent returns on equity. Prior period segment results have been revised to conform to this new presentation.
      The mortgage banking segment offers many types of home mortgage products, predominantly prime, to our customers using a technology-based approach across multiple channels on a nationwide basis. Our broad product line includes adjustable-rate mortgages (“ARMs”) offering borrowers multiple payment options, fixed-rate mortgages, both conforming and non-conforming, subprime mortgage loans and reverse mortgages. Our largest production channel, mortgage professionals, originates or purchases mortgage loans through its relationships with mortgage brokers, mortgage bankers, and financial institutions. We also offer mortgages and reverse mortgages to consumers through channels such as direct mail, Internet leads, online advertising, affinity relationships, real estate professionals, including Realtors, and through our Southern California retail banking branches. This segment generally provides higher returns on invested equity than the thrift segment through quicker asset turnover. We sell the majority of the mortgage loans originated or purchased by this segment on an on-going basis in the secondary market, and to a lesser extent may transfer loans to our thrift segment. In conjunction with the sale of mortgage loans, we generally retain the right to continue to perform the mortgage loan servicing function on behalf of the investors in the loans sold for a specified servicing fee plus late fees and any reinvestment income (mortgage servicing rights or MSRs). We also retain, to a lesser degree than MSRs, certain other servicing-related assets including AAA-rated interest-only securities, prepayment penalty securities associated with prepayment charges on the underlying mortgage loans, non-investment grade securities and residual securities from the sale of mortgage loans. To hedge the prepayment risk embedded in these assets, we use a combination of several financial instruments such as U.S. Treasury securities, principal-only securities, agency debentures, futures, floors, swaps, or options to protect the value of these assets. The principal sources of revenue for the mortgage banking segment include gain on sale of mortgage loans, fee income and net interest income during the period loans are held pending sale and service fee income related to the MSRs.
      In an effort to diversify and stabilize company-wide earnings, mitigate, to an extent, the cyclicality of our mortgage banking segment, and leverage our capital and infrastructure as a nationwide mortgage lender and an FDIC-insured financial institution, we allocate capital to invest in certain of our mortgage loan products and other specialty mortgage products and commercial loans in our thrift segment. The focus of this segment is the generation of core stable net interest income to provide a return on invested capital with minimum threshold returns established for various types of investments based on the underlying risks of the investments. The principal investments in this segment include single-family residential (“SFR”) mortgage loans (predominantly prime ARMs), construction financing for single-family residences or lots provided directly to individual consumers, builder construction financing facilities for larger residential subdivision loans, home equity lines of credit (“HELOCs”), and mortgage-backed securities. Additionally, beginning in 2005, we have reentered the warehouse lending business, which provides short-term revolving warehouse lending facilities to small-to-medium size mortgage bankers and brokers to finance mortgage loans from the closing of the loans until they are sold. The thrift segment leverages the mortgage banking segment’s infrastructure as a source for much of its investments. Revenues generated by the thrift segment are primarily net interest income on loans and securities, and to a lesser extent, gain on sale of loans and service fee income on HELOCs.
      The following tables summarize the Company’s financial results for the three months ended March 31, 2005, illustrating the revenues earned by its two primary segments via each of its operating channels. The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules.
      Operating channels that originate mortgage loans are credited with gain on sale at funding based on the estimated fair value. Any difference between the actual gain on sale realized and the estimate is credited or charged to the operating channel in the period the loan is sold or transferred to the held for investment portfolio. Differences between the gain on sale credited to the operating channels and the consolidated gain on sale due to timing of loan sales or transfers to the held for investment portfolio are eliminated in consolidation. The Company uses a funds transfer pricing (“FTP”) system to allocate interest income and expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit. Corporate overhead costs related to managing the Company as a whole are not allocated to the operating channels.
      The following table summarizes the segment financial highlights for the three months ended March 31, 2005:

	Mortgage Banking

		MSRs and	Loan
	Production	Other Retained	Servicing				Total
	Divisions	Assets	Operations	Total	Thrift	Other	Company

	(Dollars in thousands)

Operating Results

Net interest income	$26,637	$14,674	$(302)	$41,009	$60,051	$3,360	$104,420

Provision for loan losses	—	—	—	—	(2,490)	—	(2,490)

Gain (loss) on sale of loans	160,601	742	13	161,356	8,429	(25,463)	144,322

Gain (loss) on securities	—	(5,984)	—	(5,984)	858	480	(4,646)

Service fee income	2,464	9,878	—	12,342	1,170	(9,094)	4,418

Other income	12,835	711	354	13,900	6,816	1,362	22,078

Net revenues (expense)	202,537	20,021	65	222,623	74,834	(29,355)	268,102

Operating expenses	85,429	5,789	5,773	96,991	17,491	45,216	159,698

Pretax income (loss)	117,108	14,232	(5,708)	125,632	57,343	(74,571)	108,404

Net income (loss)	$70,850	$8,610	$(3,453)	$76,007	$34,693	$(45,224)	$65,476

Ratios

Percentage of average total assets	27%	9%	—	36%	59%	5%	100%

Percentage of total revenue	75%	8%	—	83%	29%	(12)%	100%

Percentage of pretax income	108%	13%	(5)%	116%	53%	(69)%	100%

Balance Sheet Data

Average interest-earning assets(1)	$4,783,880	$865,899	$—	$5,649,779	$10,982,898	$406,390	$17,039,067

Average total assets	$4,991,172	$1,607,308	$55,630	$6,654,110	$11,009,879	$904,204	$18,568,193

Allocated capital	$346,919	$252,155	$5,564	$604,638	$564,206	$84,704	$1,253,548

Allocated capital/average total assets	6.95%	15.69%	10.00%	9.09%	5.12%	9.37%	6.75%

Operating Data

Loans produced	$10,706,121	$221,769	$—	$10,927,890	$1,046,614	$—	$11,974,504

Operating expense to loans produced	0.80%	2.61%	N/A	0.89%	1.67%	N/A	1.33%

Loans sold	8,895,470	198,442	N/A	9,093,912	559,840	N/A	9,653,752

Margin on loans sold	1.81%	0.37%	N/A	1.77%	1.51%	N/A	1.49%

Loans serviced for others	5,300,382	—	49,374,742	54,675,124	1,319,515	N/A	55,994,639

Performance Ratios

Return on equity (ROE)	83%	14%	N/A	51%	25%	N/A	21%

Return on assets (ROA)	5.76%	2.17%	N/A	4.63%	1.28%	N/A	1.43%

Net interest margin	2.26%	6.87%	N/A	2.94%	2.22%	N/A	2.49%

Efficiency ratio	42%	29%	N/A	44%	23%	N/A	59%

Capital adjusted efficiency ratio	18%	91%	N/A	30%	41%	N/A	68%

Average FTE	3,454	85	391	3,930	491	1,024	5,445

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

      The following table provides additional detail on the results for the production divisions of our mortgage banking segment for the three months ended March 31, 2005:

	Mortgage Banking Production Divisions

						Financial
	Mortgage Professionals				Consumer	Freedom
					Direct and	(Reverse
	Wholesale	Correspondent	Conduit	Total	Indirect	Mortgage)	Overhead	Total

	(Dollars in thousands)

Operating Results

Net interest income	$11,041	$1,437	$11,521	$23,999	$1,863	$463	$312	$26,637

Provision for loan losses	—	—	—	—	—	—	—	—

Gain (loss) on sale of loans	115,678	9,436	2,888	128,002	16,681	15,918	—	160,601

Gain (loss) on sale of securities	—	—	—	—	—	—	—	—

Service fee income	—	—	(276)	(276)	—	2,740	—	2,464

Other income	10,232	347	51	10,630	2,018	188	(1)	12,835

Net revenues (expense)	136,951	11,220	14,184	162,355	20,562	19,309	311	202,537

Operating expenses	39,491	2,791	3,519	45,801	20,570	12,297	6,761	85,429

Pretax income (loss)	97,460	8,429	10,665	116,554	(8)	7,012	(6,450)	117,108

Net income (loss)	$58,963	$5,100	$6,452	$70,515	$(5)	$4,242	$(3,902)	$70,850

Ratios

Percentage of average total assets	14%	2%	8%	24%	2%	1%	—	27%

Percentage of total revenue	51%	4%	5%	60%	8%	7%	—	75%

Percentage of pretax income	90%	8%	10%	108%	—	6%	(6)%	108%

Balance Sheet Data

Average interest-earning assets(1)	$2,658,826	$299,467	$1,418,753	$4,377,046	$301,505	$105,329	$—	$4,783,880

Average total assets	$2,666,391	$300,226	$1,422,721	$4,389,338	$311,589	$215,471	$74,774	$4,991,172

Allocated capital	$151,916	$16,283	$81,185	$249,384	$18,351	$72,823	$6,361	$346,919

Allocated capital/average total assets	5.70%	5.42%	5.71%	5.68%	5.89%	33.80%	8.51%	6.95%

Operating Data

Loans produced	$6,015,773	$892,815	$2,604,513	$9,513,101	$686,308	$506,712	$—	$10,706,121

Operating expenses to loans produced	0.66%	0.31%	0.14%	0.48%	3.00%	2.43%	N/A	0.80%

Loans sold	5,408,227	612,362	1,730,133	7,750,722	624,370	520,378	N/A	8,895,470

Margin on loans sold	2.14%	1.54%	0.17%	1.65%	2.67%	3.06%	N/A	1.81%

Loans serviced for others	—	—	—	—	—	5,300,382	—	5,300,382

Performance Ratios

Return on equity (ROE)	157%	127%	32%	115%	0%	24%	N/A	83%

Return on assets (ROA)	8.97%	6.89%	1.84%	6.52%	(0.01)%	7.98%	N/A	5.76%

Net interest margin	1.68%	1.95%	3.29%	2.22%	2.51%	1.78%	N/A	2.26%

Efficiency ratio	29%	25%	25%	28%	100%	64%	N/A	42%

Capital adjusted efficiency ratio	8%	9%	36%	11%	22%	60%	N/A	18%

Average FTE	1,716	139	88	1,943	654	639	218	3,454

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.
Mortgage Banking Production Divisions

Mortgage Professionals	This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions and homebuilders via three channels: wholesale, correspondent and conduit. Mortgage loans could be either funded by us (wholesale) or obtained as closed loans on a flow basis (correspondent) or in bulk purchases (conduit). While the wholesale and correspondent channels focus on producing loans via wholesale and correspondent delivery method, respectively, the production volume by wholesale and correspondent channels do not always correspond strictly with the table-funded (wholesale) and flow (correspondent) delivery method.
Consumer Direct and Indirect	This channel offers consumers mortgage lending through our Web site, direct Internet leads developed through on line advertising, affinity relationships, company referral programs, relationships with Realtors and through our Southern California retail banking branches.
Financial Freedom	This group is responsible for the generation of predominantly reverse mortgage products with senior customers (age 62 or older) via a wholesale relationship sales force and a retail loan officer sales force.
Overhead	Items included in this column primarily represent the mortgage banking segment’s cost for productivity process improvement which do not directly relate to the production generated in the current period.

      The following table provides additional detail on the results for the retained assets and servicing division in our mortgage banking segment for the three months ended March 31, 2005:

	Retained Assets and
	Servicing Division

	MSRs and Other	Loan Servicing
	Retained Assets	Operations	Total

	(Dollars in thousands)

Operating Results

Net interest income	$14,674	$(302)	$14,372

Provision for loan losses	—	—	—

Gain (loss) on sale of loans	742	13	755

Gain (loss) on sale of securities	(5,984)	—	(5,984)

Service fee income	9,878	—	9,878

Other income	711	354	1,065

Net revenues (expense)	20,021	65	20,086

Operating expenses	5,789	5,773	11,562

Pretax income (loss)	14,232	(5,708)	8,524

Net income (loss)	$8,610	$(3,453)	$5,157

Ratios

Percentage of average total assets	9%	—	9%

Percentage of total revenue	8%	—	8%

Percentage of pretax income	13%	(5)%	8%

Balance Sheet Data

Average interest-earning assets(1)	$865,899	$—	$865,899

Average total assets	$1,607,308	$55,630	$1,662,938

Allocated capital	$252,155	$5,564	$257,719

Allocated capital/average total assets	15.69%	10.00%	15.50%

Operating Data

Loans produced via retention program	$221,769	$—	$221,769

Operating expenses to loans produced	2.61%	N/A	5.21%

Loans sold	198,442	N/A	198,442

Margin on loans sold	0.37%	N/A	0.38%

Loans serviced for others	—	49,374,742	49,374,742

Performance Ratios

Return on equity (ROE)	14%	N/A	8%

Return on assets (ROA)	2.17%	N/A	1.26%

Net interest margin	6.87%	N/A	6.73%

Efficiency ratio	29%	N/A	58%

Capital adjusted efficiency ratio	91%	N/A	185%

Average FTE	85	391	476

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Retained Assets and Servicing	The retained assets and servicing division has been realigned with our mortgage banking segment, because we believe the ability to service mortgage loans is integral to obtaining the best execution on our mortgage loan sales. The ability to service mortgage loans provides the Company with additional loan sale channels in the secondary market such as sales to the government sponsored enterprises (“GSEs”) and private-label mortgage securitization transactions. The Company’s objective is to maintain multiple outlets for loan sale distribution to optimize returns and reduce the risk of one or more channels being disrupted.
The retained assets and servicing division holds the following asset classes: (i) MSRs, interest-only strips and residual securities, (ii) securities held as hedges of such assets, including principal-only securities, agency debentures and U.S. Treasury bonds, (iii) loans acquired through clean-up calls or originated through the Company’s customer retention programs and (iv) investment and non-investment grade securities.
The Company hedges the MSRs to protect the economic value of the MSRs. The economic value may vary from the GAAP value due to the lower of cost or market limitations of GAAP. The results in the table above reflect the economic fair value of the MSRs. Differences between the economic value and the GAAP value are eliminated in consolidation.

      The following table provides additional detail on the results for divisions of our thrift segment for the three months ended March 31, 2005:

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Subdivision
	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
	Securities	Loans	Lending	Loans	Financing	Lending	Operations	Total

	(Dollars in thousands)

Operating Results

Net interest income	$9,367	$17,552	$8,772	$14,280	$9,192	$2	$886	$60,051

Provision for loan losses	—	(950)	—	(475)	(400)	—	(665)	(2,490)

Gain (loss) on sale of loans	—	377	778	7,284	—	—	(10)	8,429

Gain (loss) on sale of securities	52	—	612	194	—	—	—	858

Service fee income	—	—	1,170	—	—	—	—	1,170

Other income	—	753	1,425	3,924	704	6	4	6,816

Net revenues (expense)	9,419	17,732	12,757	25,207	9,496	8	215	74,834

Operating expenses	201	531	2,771	10,469	2,608	564	347	17,491

Pretax income (loss)	9,218	17,201	9,986	14,738	6,888	(556)	(132)	57,343

Net income (loss)	$5,577	$10,407	$6,042	$8,916	$4,167	$(336)	$(80)	$34,693

Ratios

Percentage of average total assets	12%	25%	8%	10%	4%	—	—	59%

Percentage of total revenue	4%	7%	5%	9%	4%	—	—	29%

Percentage of pretax income	9%	16%	9%	14%	6%	(1)%	—	53%

Balance Sheet Data

Average interest-earning assets(1)	$2,177,781	$4,649,775	$1,548,724	$1,882,041	$671,861	$147	$52,569	$10,982,898

Average total assets	$2,192,673	$4,656,208	$1,562,400	$1,883,213	$669,272	$305	$45,808	$11,009,879

Allocated capital	$46,973	$222,813	$111,647	$104,619	$73,457	$16	$4,681	$564,206

Allocated capital/average total assets	2.14%	4.79%	7.15%	5.56%	10.98%	5.25%	10.22%	5.12%

Operating Data

Loans produced	$—	$—	$42,107	$631,018	$353,489	$20,000	$—	$1,046,614

Operating expenses to loans produced	N/A	N/A	6.58%	1.66%	0.74%	2.82%	N/A	1.67%

Loans sold	—	59,088	161,726	339,026	—	—	—	559,840

Margins on loans sold	N/A	0.64%	0.48%	2.15%	N/A	N/A	N/A	1.51%

Loans serviced for others	—	—	1,319,515	—	—	—	—	1,319,515

Performance Ratios

Return on equity (ROE)	48%	19%	22%	35%	23%	(8,517)%	(7)%	25%

Return on assets (ROA)	1.03%	0.91%	1.57%	1.92%	2.53%	(446.78)%	(0.71)%	1.28%

Net interest margin	1.74%	1.53%	2.30%	3.08%	5.55%	5.52%	6.84%	2.22%

Efficiency ratio	2%	3%	22%	41%	26%	7,050%	39%	23%

Capital adjusted efficiency ratio	3%	8%	48%	42%	49%	3,525%	52%	41%

Average FTE	5	10	27	336	85	15	13	491

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Mortgage-backed securities (“MBS”)	Assets include AAA-rated agency and private label MBS.
Prime SFR Mortgage Loans	Assets include all single-family residential mortgage loans held for investment other than discontinued products.
Home Equity Lending	This activity focuses on the production of home equity lines of credit (HELOCs) and closed-end seconds through marketing strategies focused on direct interaction with consumers.
Consumer Construction and Lot Loans	This activity provides construction-to-permanent and lot loan financing to individuals who are in the process of building their own homes. This channel leverages our relationship sales force in the mortgage professional channel to produce these products in addition to programs offered directly to consumers.
Subdivision Construction Financing	This division offers financing to subdivision developers.
Warehouse Lending	Through this division, we reentered the warehouse lending business in the first quarter of 2005, providing short-term revolving warehouse lending facilities to small-to-medium size mortgage bankers and brokers from the time the loan is closed till the loan is sold.
Discontinued Operations	Home improvement and manufactured housing loans.

      The following table provides additional details on the results for all others for the three months ended March 31, 2005:

		Total
		Operating			Corporate	Total
	Eliminations	Results	Deposits	Treasury	Overhead	Company

	(Dollars in thousands)

Operating Results

Net interest income	$5,656	$106,716	$—	$41	$(2,337)	$104,420

Provision for loan losses	—	(2,490)	—	—	—	(2,490)

Gain (loss) on sale of loans	(25,463)	144,322	—	—	—	144,322

Gain (loss) on sale of securities	480	(4,646)	—	—	—	(4,646)

Service fee income	(9,094)	4,418	—	—	—	4,418

Other income	(3)	20,713	504	128	733	22,078

Net revenues (expense)	(28,424)	269,033	504	169	(1,604)	268,102

Operating expenses	1,694	116,176	4,836	111	38,575	159,698

Pretax income (loss)	(30,118)	152,857	(4,332)	58	(40,179)	108,404

Net income (loss)	$(18,221)	$92,479	$(2,621)	$35	$(24,417)	$65,476

Ratios

Percentage of average total assets	—	95%	—	4%	1%	100%

Percentage of total revenue	(11)%	101%	—	—	(1)%	100%

Percentage of pretax income	(28)%	141%	(4)%	—	(37)%	100%

Balance Sheet Data

Average interest-earning assets(1)	$—	$16,632,677	$180	$412,794	$(6,584)	$17,039,067

Average total assets	$—	$17,663,989	$26,118	$678,541	$199,545	$18,568,193

Allocated capital	$—	$1,168,844	$1,306	$38,177	$45,221	$1,253,548

Allocated capital/average total assets	N/A	6.62%	5.00%	5.63%	22.66%	6.75%

Operating Data

Loans produced	$—	$11,974,504	$—	$—	$—	$11,974,504

Operating expense to loans produced	N/A	0.97%	N/A	N/A	N/A	1.33%

Loans sold	N/A	9,653,752	N/A	N/A	N/A	9,653,752

Margin on loans sold	N/A	1.49%	N/A	N/A	N/A	1.49%

Loans serviced for others	N/A	55,994,639	N/A	N/A	N/A	55,994,639

Performance Ratios

Return on equity (ROE)	N/A	32%	N/A	N/A	N/A	21%

Return on assets (ROA)	N/A	2.12%	N/A	N/A	N/A	1.43%

Net interest margin	N/A	2.60%	N/A	N/A	N/A	2.49%

Efficiency ratio	N/A	43%	N/A	N/A	N/A	59%

Capital adjusted efficiency ratio	N/A	46%	N/A	N/A	N/A	68%

Average FTE	—	4,421	183	28	813	5,445

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

	Eliminations by Type

	Intercompany	MSR Economic
	Loan Sales	Value	Total

	(Dollars in thousands)

Net interest income	$5,656	$—	$5,656

Gain (loss) on sale of loans	(25,463)	—	(25,463)

Gain (loss) on sale of securities	480	—	480

Service fee income	1,008	(10,102)	(9,094)

Other income	(3)	—	(3)

Net revenues (expense)	(18,322)	(10,102)	(28,424)

      As part of our process of measuring results and holding business managers accountable for the achievement of target objectives, our system provides that the thrift segment pays a premium to the production divisions for the acquisition of product from such divisions. This ensures that the investment divisions in the thrift segment achieve a target return on equity on a market basis. The premium paid (part of gain on sale of loans in the mortgage banking segment) is eliminated in consolidation and reverses as the thrift segment amortizes the premium.

      The following table compares the quarterly detail segment results of operations by period:

	Mortgage Banking

		Retained
	Production	Assets and				Total
	Divisions	Servicing	Total	Thrift	Other	Company(1)

	(Dollars in thousands)

Net Revenues

Q1 05	$202,537	$20,086	$222,623	$74,834	$(29,355)	$268,102

Q4 04	156,721	17,088	173,809	72,851	221	246,881

Annualized Percent Change	117%	70%	112%	11%	(53,531)%	34%

Q1 04	117,343	12,924	130,267	61,759	(7,334)	184,692

Percent Change	73%	55%	71%	21%	(300)%	45%

Net Income

Q1 05	70,850	5,157	76,007	34,693	(45,224)	65,476

Q4 04	41,850	3,316	45,166	33,275	(20,057)	58,384

Annualized Percent Change	277%	222%	273%	17%	(502)%	49%

Q1 04	33,470	2,030	35,500	28,680	(22,250)	41,930

Percent Change	112%	154%	114%	21%	(103)%	56%

Performance Ratios
Q1 05

Return on equity (ROE)	83%	8%	51%	25%	N/A	21%

Return on assets (ROA)	5.76%	1.26%	4.63%	1.28%	N/A	1.43%

Net interest margin	2.26%	6.73%	2.94%	2.22%	N/A	2.49%

Efficiency ratio	42%	58%	44%	23%	N/A	59%

Capital adjusted efficiency ratio	18%	185%	30%	41%	N/A	68%

Average FTE	3,454	476	3,930	491	1,024	5,445
Q4 04

Return on equity (ROE)	44%	5%	28%	23%	N/A	19%

Return on assets (ROA)	3.45%	0.78%	2.76%	1.18%	N/A	1.25%

Net interest margin	2.62%	7.19%	3.41%	2.05%	N/A	2.40%

Efficiency ratio	56%	68%	57%	24%	N/A	60%

Capital adjusted efficiency ratio	33%	264%	53%	45%	N/A	74%

Average FTE	3,419	471	3,890	434	1,011	5,335
Q1 04

Return on equity (ROE)	78%	4%	38%	24%	N/A	16%

Return on assets (ROA)	4.83%	0.50%	3.24%	1.22%	N/A	1.16%

Net interest margin	4.53%	6.05%	4.94%	2.29%	N/A	2.82%

Efficiency ratio	53%	74%	55%	23%	N/A	62%

Capital adjusted efficiency ratio	20%	288%	39%	43%	N/A	87%

Average FTE	2,294	437	2,731	401	789	3,921

(1)	For the fourth quarter of 2004, net revenues, net income and performance ratios of the total Company are presented on a pro forma basis. The pro forma results excluded the $2.2 million SAB No. 105 impact and the $1.9 million purchase accounting adjustment to the gain on sale of loans. Please refer to the “Highlights for the Quarter” section on page 3 for full reconciliation between pro forma and GAAP results for the quarter ended December 31, 2004.

      The following table compares the quarterly detail results of operations for the production divisions of our mortgage banking segment by period, continued:

	Mortgage Banking Production Divisions

			Financial
		Consumer	Freedom
	Mortgage	Direct and	(Reverse
	Professionals	Indirect	Mortgage)	Overhead	Total

	(Dollars in thousands)

Net Revenues

Q1 05	$162,355	$20,562	$19,309	$311	$202,537

Q4 04	114,204	20,927	21,590	—	156,721

Annualized Percent Change	169%	(7)%	(42)%	NA	117%

Q1 04	85,704	31,639	—	—	117,343

Percent Change	89%	(35)%	NA	NA	73%

Net Income

Q1 05	70,515	(5)	4,242	(3,902)	70,850

Q4 04	41,851	(309)	5,418	(5,110)	41,850

Annualized Percent Change	274%	394%	(87)%	95%	277%

Q1 04	32,457	5,452	—	(4,439)	33,470

Percent Change	117%	(100)%	NA	12%	112%

Performance Ratios
Q1 05

Return on equity (ROE)	115%	—	24%	N/A	83%

Return on assets (ROA)	6.52%	(0.01)%	7.98%	N/A	5.76%

Net interest margin	2.22%	2.51%	1.78%	N/A	2.26%

Efficiency ratio	28%	100%	64%	N/A	42%

Capital adjusted efficiency ratio	11%	22%	60%	N/A	18%

Average FTE	1,943	654	639	218	3,454
Q4 04

Return on equity (ROE)	60%	(4)%	32%	N/A	44%

Return on assets (ROA)	3.96%	(0.32)%	9.26%	N/A	3.45%

Net interest margin	2.60%	3.28%	1.23%	N/A	2.62%

Efficiency ratio	39%	102%	59%	N/A	56%

Capital adjusted efficiency ratio	24%	36%	46%	N/A	33%

Average FTE	1,910	721	578	210	3,419
Q1 04

Return on equity (ROE)	91%	72%	N/A	N/A	78%

Return on assets (ROA)	5.67%	4.51%	N/A	N/A	4.83%

Net interest margin	4.55%	4.41%	N/A	N/A	4.53%

Efficiency ratio	37%	72%	N/A	N/A	53%

Capital adjusted efficiency ratio	16%	17%	N/A	N/A	20%

Average FTE	1,324	785	—	185	2,294

      Mortgage banking production divisions’ net income for the first quarter of 2005 increased by 69%, or $29.0 million compared to the fourth quarter of 2004, and 112% or $37.4 million from the first quarter of 2004. The increase from the fourth quarter of 2004 was primarily due to increase in gain on sale of loans resulting from improved margins. The increase from the first quarter of 2004 was the result of increases in the amount of loans sold and the gain on sale of loans, which was somewhat offset by the increase in operating expenses due to 51% increase in average FTE, attributable to the Financial Freedom acquisition and the growth in our sales force to support the pursuit of mortgage market share.

      The following table compares the quarterly detail results of operations for the retained assets and servicing division of our mortgage banking segment by period, continued:

	Retained Assets and Servicing Division

	MSRs and
	Other Retained	Loan Servicing
	Assets	Operations	Total

	(Dollars in thousands)

Net Revenues

Q1 05	$20,021	$65	$20,086

Q4 04	16,463	625	17,088

Annualized Percent Change	86%	(358)%	70%

Q1 04	12,440	484	12,924

Percent Change	61%	(87)%	55%

Net Income

Q1 05	8,610	(3,453)	5,157

Q4 04	6,219	(2,903)	3,316

Annualized Percent Change	154%	(76)%	222%

Q1 04	4,258	(2,228)	2,030

Percent Change	102%	(55)%	154%

Performance Ratios
Q1 05

Return on equity (ROE)	14%	N/A	8%

Return on assets (ROA)	2.17%	N/A	1.26%

Net interest margin	6.87%	N/A	6.73%

Efficiency ratio	29%	N/A	58%

Capital adjusted efficiency ratio	91%	N/A	185%

Average FTE	85	391	476
Q4 04

Return on equity (ROE)	9%	N/A	5%

Return on assets (ROA)	1.47%	N/A	0.78%

Net interest margin	7.19%	N/A	7.19%

Efficiency ratio	38%	N/A	68%

Capital adjusted efficiency ratio	152%	N/A	264%

Average FTE	100	371	471
Q1 04

Return on equity (ROE)	9%	N/A	4%

Return on assets (ROA)	1.06%	N/A	0.50%

Net interest margin	6.05%	N/A	6.05%

Efficiency ratio	43%	N/A	74%

Capital adjusted efficiency ratio	175%	N/A	288%

Average FTE	43	394	437

      The net income increased $1.8 million from the fourth quarter of 2004 and $3.1 million from the first quarter of 2004. The increase from the fourth quarter of 2004 is primarily due to the increase in service fee income as a result of improved hedging performance on economic basis.

      The following table compares the quarterly detail results of operations for the divisions of our thrift segment by period, continued:

	Thrift

	Mortgage-			Consumer	Subdivision
	Backed	Prime SFR	Home Equity	Construction	Construction	Warehouse	Discontinued
	Securities	Mortgage	Lending	and Lot	Financing	Lending	Operations	Total

	(Dollars in thousands)

Net Revenues

Q1 05	$9,419	$17,732	$12,757	$25,207	$9,496	$8	$215	$74,834

Q4 04	5,951	17,805	11,634	29,098	8,202	—	161	72,851

Annualized Percent Change	233%	(2)%	39%	(53)%	63%	N/A	134%	11%

Q1 04	8,944	19,475	5,785	20,292	7,214	—	49	61,759

Percent Change	5%	(9)%	121%	24%	32%	N/A	339%	21%

Net Income

Q1 05	5,577	10,407	6,042	8,916	4,167	(336)	(80)	34,693

Q4 04	3,469	10,378	4,960	11,303	3,393	—	(228)	33,275

Annualized Percent Change	243%	1%	87%	(84)%	91%	N/A	260%	17%

Q1 04	5,227	11,227	2,526	7,169	3,138	—	(607)	28,680

Percent Change	7%	(7)%	139%	24%	33%	N/A	87%	21%

Performance Ratios
Q1 05

Return on equity (ROE)	48%	19%	22%	35%	23%	(8,517)%	(7)%	25%

Return on assets (ROA)	1.03%	0.91%	1.57%	1.92%	2.53%	(446.78)%	(0.71)%	1.28%

Net interest margin	1.74%	1.53%	2.30%	3.08%	5.55%	5.52%	6.84%	2.22%

Efficiency ratio	2%	3%	22%	41%	26%	7,050%	39%	23%

Capital adjusted efficiency ratio	3%	8%	48%	42%	49%	3,525%	52%	41%

Average FTE	5	10	27	336	85	15	13	491
Q4 04

Return on equity (ROE)	31%	18%	17%	44%	19%	N/A	(18)%	23%

Return on assets (ROA)	0.64%	0.86%	1.17%	2.39%	2.06%	N/A	(1.84)%	1.18%

Net interest margin	1.10%	1.48%	2.24%	3.23%	5.08%	N/A	6.13%	2.05%

Efficiency ratio	4%	4%	30%	35%	31%	N/A	62%	24%

Capital adjusted efficiency ratio	7%	11%	74%	31%	63%	N/A	90%	45%

Average FTE	4	8	20	310	78	—	14	434
Q1 04

Return on equity (ROE)	57%	19%	15%	36%	21%	N/A	(41)%	24%

Return on assets (ROA)	1.30%	0.93%	1.30%	1.90%	2.09%	N/A	(4.03)%	1.22%

Net interest margin	2.03%	1.54%	2.58%	3.59%	4.82%	N/A	6.84%	2.29%

Efficiency ratio	3%	5%	27%	41%	28%	N/A	92%	23%

Capital adjusted efficiency ratio	4%	14%	77%	40%	56%	N/A	118%	43%

Average FTE	4	11	15	278	64	—	29	401

      The net income for the first quarter of 2005 is comparable to the fourth quarter of 2004, but improved by 21%, or $6.0 million from the first quarter of 2004. The increase is primarily due to the increase in net interest income as a result of a 17% increase in average earning assets.

      The following table compares the quarterly detail results of operations for all other divisions by period, continued:

		Total
		Operating			Corporate	Total
	Eliminations	Results	Deposits	Treasury	Overhead	Company

			(Dollars in thousands)

Net Revenues

Q1 05	$(28,424)	$269,033	$504	$169	$(1,604)	$268,102

Q4 04	7,721	254,381	551	(6,438)	(1,613)	246,881

Annualized Percent Change	(1,873)%	23%	(34)%	411%	2%	34%

Q1 04	1,511	193,537	494	(9,379)	40	184,692

Percent Change	(1,981)%	39%	2%	102%	(4,110)%	45%

Net Income

Q1 05	(18,221)	92,479	(2,621)	35	(24,417)	65,476

Q4 04	4,266	82,707	(1,943)	(3,797)	(18,583)	58,384

Annualized Percent Change	(2,108)%	47%	(140)%	404%	(126)%	49%

Q1 04	337	64,517	(2,105)	(6,202)	(14,280)	41,930

Percent Change	(5,507)%	43%	(25)%	101%	(71)%	56%

Performance Ratios
Q1 05

Return on equity (ROE)	N/A	32%	N/A	N/A	N/A	21%

Return on assets (ROA)	N/A	2.12%	N/A	N/A	N/A	1.43%

Net interest margin	N/A	2.60%	N/A	N/A	N/A	2.49%

Efficiency ratio	N/A	43%	N/A	N/A	N/A	59%

Capital adjusted efficiency ratio	N/A	46%	N/A	N/A	N/A	68%

Average FTE	—	4,421	183	28	813	5,445
Q4 04

Return on equity (ROE)	N/A	27%	N/A	N/A	N/A	19%

Return on assets (ROA)	N/A	1.86%	N/A	N/A	N/A	1.25%

Net interest margin	N/A	2.66%	N/A	N/A	N/A	2.40%

Efficiency ratio	N/A	46%	N/A	N/A	N/A	60%

Capital adjusted efficiency ratio	N/A	54%	N/A	N/A	N/A	74%

Average FTE	—	4,324	166	29	816	5,335
Q1 04

Return on equity (ROE)	N/A	30%	N/A	N/A	N/A	16%

Return on assets (ROA)	N/A	1.88%	N/A	N/A	N/A	1.16%

Net interest margin	N/A	3.21%	N/A	N/A	N/A	2.82%

Efficiency ratio	N/A	45%	N/A	N/A	N/A	62%

Capital adjusted efficiency ratio	N/A	49%	N/A	N/A	N/A	87%

Average FTE	—	3,132	168	25	596	3,921

      The financial results reported for IndyMac’s operating segments include revenues and expenses computed using methodologies that are inconsistent with GAAP, but we believe, are better measures for analyzing channel profitability. Examples include crediting gain on sale for funded loans prior to sale, crediting gains for loans transferred to other channels, and reporting the MSR and other retained assets channel on an economic basis excluding the impact of lower of cost or market limits. The eliminations unit is used to adjust the operating unit financials to the company’s consolidated GAAP results. The net income reported in the eliminations unit can vary significantly from period to period depending on the percentage of production sold in a period and the economic performance of MSR’s versus GAAP.

      In addition to our operating segment results, which analyze profitability by loan origination channel, we analyze a supplemental calculation of profitability by loan product type as presented in the following tables. The marginal contribution of each product is presented in its respective column, with its related fixed operating expenses consolidated in the operating expense column. This allows for evaluation of individual products on a marginal basis as well as evaluating the consolidated product group basis with overhead included. The revenue allocated to each product is consistent with our GAAP results, so this schedule requires no eliminating entries for intercompany transactions or for the economic adjustments described in our segment results by channel. The profitability for each product is before the allocation of costs determined to be fixed in nature and represents management’s best estimate of the contribution of each product to the company’s financial results for the period.
      We currently have four product groups: standard consumer home loans held for sale, specialty consumer home loans held for sale and/or investment, home loans and related investments, and specialty commercial loans held for investment.
      The standard consumer home loans held for sale include the consolidated mortgage banking activity of first mortgage products originated for sale through the various IndyMac channels (excluding servicing retained and consumer construction channels). These products include agency conforming/jumbo, Alt-A and subprime loans.
      The specialty consumer home loans held for sale and/or investment include the consolidated product related activity of specialty mortgage products originated through the various IndyMac channels and adjusted for intercompany activity. These products include, HELOCs/seconds, reverse mortgages, CTP/ Lot and discontinued products.
      The home loans and related investments include all investment related activity including home loans, variable cash flow instruments, mortgage backed securities and other related investments.
      The specialty commercial loans held for investment includes the consolidated loan activity associated with loans that are made to commercial customers such as homebuilders, commercial builders and mortgage brokers and bankers for the purposes of either building residential homes or financing the purchase of these homes.

      The following table provides details on the profitability for the standard consumer home loans held for sale for the three months ended March 31, 2005:

	Standard Consumer Home Loans Held for Sale

	Agency			Fixed
	Conforming/			Operating
	Jumbo	Alt-A	Subprime	Expense	Total

	(Dollars in thousands)

Operating Results

Net interest income	$1,616	$17,496	$5,758	$312	$25,182

Provision for loan losses	—	—	—	—	—

Gain (loss) on sale of loans	3,766	105,547	6,417	—	115,730

Service fee income	—	—	—	—	—

Gain (loss) on sale of securities	—	—	—	—	—

Other income	1,107	8,454	2,549	—	12,110

Net revenues (expense)	6,489	131,497	14,724	312	153,022

Operating expenses	4,033	29,105	5,485	29,540	68,163

Pretax income (loss)	2,456	102,392	9,239	(29,228)	84,859

Net income (loss)	$1,486	$61,947	$5,589	$(17,683)	$51,339

Balance Sheet Data

Average interest-earning assets(1)	$296,785	$3,480,904	$791,626	$—	$4,569,315

Average total assets	$298,203	$3,497,561	$795,405	$74,774	$4,665,943

Allocated capital	$15,782	$185,327	$60,816	$6,361	$268,286

Performance Ratios

Return on equity (ROE)	38%	136%	37%	N/A	78%

Net interest margin	2.21%	2.04%	2.95%	N/A	2.24%

Gain on sale margin	0.66%	1.47%	1.35%	N/A	1.41%

Efficiency ratio	62%	22%	37%	N/A	45%

Capital adjusted efficiency ratio	38%	8%	38%	N/A	20%

Operating Data

Loan production	$668,780	$8,187,548	$553,530	$—	$9,409,858

Loans sold	$567,780	$7,179,297	$476,985	$—	$8,224,062

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Agency Conforming/ Jumbo	First mortgage loans for sale that meet the underwriting guidelines of Fannie Mae and Freddie Mac. Also includes loans that meet all these guidelines, but exceed the loan size acceptable to these agencies.

Alt-A	First mortgage loans for sale that have prime credit characteristics, but do not meet the GSE underwriting guidelines.

Subprime	Includes marginal product performance of first mortgage loans that are extended to borrowers with impaired credit with one or more of the following characteristics: 1) FICO score of less than 620; 2) late mortgage payment in the last 12 months; and 3) bankruptcy in the last 2 years

      The following table provides details on the profitability for the specialty consumer home loans held for sale and/or investment for the three months ended March 31, 2005:

	Specialty Consumer Home Loans Held for Sale and/or Investment

					Fixed
	HELOC/	Reverse			Operating
	Seconds	Mortgages	CTP/Lot	Discontinued	Expense	Total

	(Dollars in thousands)

Operating Results

Net interest income	$11,091	$463	$13,732	$886	$—	$26,172

Provision for loan losses	—	—	(356)	(665)	—	(1,021)

Gain (loss) on sale of loans	4,510	15,918	5,492	(10)	—	25,910

Service fee income	1,170	2,740	—	—	—	3,910

Gain (loss) on sale of securities	612	—	194	—	—	806

Other income	1,960	188	3,718	4	—	5,870

Net revenues (expense)	19,343	19,309	22,780	215	—	61,647

Operating expenses	5,183	8,784	5,067	347	10,245	29,626

Pretax income (loss)	14,160	10,525	17,713	(132)	(10,245)	32,021

Net income (loss)	$8,567	$6,368	$10,716	$(80)	$(6,198)	$19,373

Balance Sheet Data

Average interest-earning assets(1)	$1,657,960	$105,329	$1,737,736	$52,569	$—	$3,553,594

Average total assets	$1,672,158	$215,471	$1,739,819	$45,808	$—	$3,673,256

Allocated capital	$117,457	$72,823	$91,099	$4,681	$—	$286,060

Performance Ratios

Return on equity (ROE)	30%	35%	48%	(7)%	N/A	27%

Net interest margin	2.71%	1.78%	3.20%	6.84%	N/A	2.99%

Gain on sale margin	1.44%	3.06%	1.62%	N/A	N/A	2.21%

Efficiency ratio	27%	45%	22%	39%	N/A	47%

Capital adjusted efficiency ratio	41%	43%	22%	52%	N/A	54%

Operating Data

Loan production	406,940	506,712	987,777	—	—	1,901,429

Loans sold	312,756	520,378	339,026	—	—	1,172,160

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

HELOCs/ Seconds	Home equity lines of credit and closed-end second mortgages.

Reverse Mortgages	Reverse mortgage loans extended to borrowers age 62 and older secured by equity in a primary residence.

CTP/ Lot	Consumer construction and lot loans, as well as loans converted to permanent status that are held for sale.

Discontinued	Manufactured housing and home improvement loans.

      The following table provides details on the profitability for the home loans and related investments and the loan servicing operations for the three months ended March 31, 2005:

	Home Loans and Related Investments

	Retained Assets		SFR Loans		Loan Servicing
	and Retention		Held for		Operations
	Activities	MBS	Investment	Total	Expense

	(Dollars in thousands)

Operating Results

Net interest income	$14,674	$9,812	$18,419	$42,905	$(302)

Provision for loan losses	—	—	(950)	(950)	—

Gain (loss) on sale of loans	2,305	—	377	2,682	—

Service fee income	508	—	—	508	—

Gain (loss) on sale of securities	(5,504)	52	—	(5,452)	—

Other income	711	—	753	1,464	354

Net revenues (expense)	12,694	9,864	18,599	41,157	52

Operating expenses	5,288	201	531	6,020	6,549

Pretax income (loss)	7,406	9,663	18,068	35,137	(6,497)

Net income (loss)	$4,481	$5,846	$10,931	$21,258	$(3,931)

Balance Sheet Data

Average interest-earning assets(1)	$865,899	$2,177,781	$4,649,775	$7,693,455	$—

Average total assets	$1,607,308	$2,192,673	$4,656,208	$8,456,189	$55,630

Allocated capital	$252,155	$46,973	$222,813	$521,941	$5,564

Performance Ratios

Return on equity (ROE)	7%	50%	20%	17%	N/A

Net interest margin	6.87%	1.83%	1.61%	2.26%	N/A

Gain on sale margin	1.16%	N/A	N/A	N/A	N/A

Efficiency ratio	42%	2%	3%	14%	N/A

Capital adjusted efficiency ratio	207%	2%	8%	44%	N/A

Operating Data

Loan production	$215,330	$—	$—	$215,330	$—

Loans sold	$198,442	$—	$59,088	$257,530	$—

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Retained Assets and Retention Activities	Mortgage banking and trading activity associated with the purchase, management and sale of mortgage banking assets and variable cash flow instruments. Activity also includes loans originated through the servicing function.

MBS	Trading and investment activity related to the purchase, management and sale of investment grade mortgage-backed securities.

SFR Loans Held for Investment	Company-wide loan investment activity related to the purchase, management and sale of single family residential mortgage loans held for investment.

Loan Servicing Operations Expense	Includes all fixed operating costs associated with servicing loans held for sale, held for investment and loans serviced for others that are not allocated to the respective products for which these services are provided.

      The following table provides details on the profitability for the specialty commercial loans held for investment for the three months ended March 31, 2005:

	Specialty Commercial Loans Held for Investment

				Fixed
	Single		Warehouse	Operating
	Spec	Subdivision	Lending	Expense	Total

	(Dollars in thousands)

Operating Results

Net interest income	$2,348	$9,192	$2	$—	$11,542

Provision for loan losses	(119)	(400)	—	—	(519)

Gain (loss) on sale of loans	—	—	—	—	—

Service fee income	—	—	—	—	—

Gain (loss) on sale of securities	—	—	—	—	—

Other income	205	704	6	—	915

Net revenues (expense)	2,434	9,496	8	—	11,938

Operating expenses	891	1,613	564	1,534	4,602

Pretax income (loss)	1,543	7,883	(556)	(1,534)	7,336

Net income (loss)	$934	$4,769	$(336)	$(928)	$4,439

Balance Sheet Data

Average interest-earning assets(1)	$144,305	$671,861	$147	$—	$816,313

Average total assets	$143,394	$669,272	$305	$—	$812,971

Allocated capital	$13,520	$73,457	$16	$—	$86,993

Performance Ratios

Return on equity (ROE)	28%	26%	N/A	N/A	21%

Net interest margin	6.60%	5.55%	N/A	N/A	5.73%

Gain on sale margin	N/A	N/A	N/A	N/A	N/A

Efficiency ratio	35%	16%	N/A	N/A	37%

Capital adjusted efficiency ratio	46%	30%	N/A	N/A	64%

Operating Data

Loan production	74,398	353,489	20,000	—	447,887

Loans sold	—	—	—	—	—

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Single Spec	Loans that are made to homebuilders to build 1-4 custom homes for resale to consumers.

Subdivision Construction	Subdivision lending for commercial acquisition, development and construction loans to commercial builders.

Warehouse Lending	Warehouse lines of credit to mortgage brokers to finance their inventory of loans prior to sale.

      The following table provides details on the profitability for all others for the three months ended March 31, 2005:

	Deposits	Treasury	Corporate OH	Total Company

	(Dollars in thousands)

Operating Results

Net interest income	$1,217	$41	$(2,337)	$104,420

Provision for loan losses	—	—	—	(2,490)

Gain (loss) on sale of loans	—	—	—	144,322

Service fee income	—	—	—	4,418

Gain (loss) on sale of securities	—	—	—	(4,646)

Other income	504	128	733	22,078

Net revenues (expense)	1,721	169	(1,604)	268,102

Operating expenses	6,052	111	38,575	159,698

Pretax income (loss)	(4,331)	58	(40,179)	108,404

Net income (loss)	$(2,620)	$35	$(24,417)	$65,476

Balance Sheet Data

Average interest-earning assets(1)	$180	$412,794	$(6,584)	$17,039,067

Average total assets	$26,118	$678,541	$199,545	$18,568,193

Allocated capital	$1,306	$38,177	$45,221	$1,253,548

Performance Ratios

Return on equity (ROE)	N/A	N/A	N/A	21%

Net interest margin	N/A	N/A	N/A	2.49%

Gain on sale margin	N/A	N/A	N/A	1.49%

Efficiency ratio	N/A	N/A	N/A	59%

Capital adjusted efficiency ratio	N/A	N/A	N/A	68%

Operating Data

Loan production	$—	$—	$—	$11,974,504

Loans sold	$—	$—	$—	$9,653,752

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Deposits	Includes all deposit generating activities to raise deposits from retail bank branch customers to be used in certain lending activities. The Deposits group is organized as a cost center whereby its interest expense from deposits is offset by allocations from Treasury.

Treasury	Includes all financing activity related to providing funds (FHLB and private borrowings, debt and other securities issuances and deposits generation) to IndyMac businesses to fund loans and investments. The use of funds is charged to each business unit according to IndyMac’s capital allocation and funds transfer pricing methodology with the difference residing in Treasury.

Corporate Overhead	Includes all corporate fixed costs that do not vary in the short term with changes in business activity. Fixed costs include corporate administration, financial management, enterprise risk management, centralized information technology and other unallocated fixed costs.

MORTGAGE BANKING
      While loan production, loan sales and the performance of servicing functions are the core activities of our mortgage banking segment, our thrift segment also produces specialty loan products such as construction financing, home equity lines of credit, and warehouse lending, much of which is produced by leveraging the infrastructure of our mortgage banking operations. The thrift segment also occasionally engages in loan sales with servicing retained, principally of HELOCs and lot loans, as part of our balance sheet management efforts and our efforts to optimize returns on equity. The following discussions of loan production, loan sales, mortgage servicing rights and other servicing-related assets are provided on a consolidated basis.
                  Loan Production
      During the first quarter of 2005, the Company’s mortgage loan production reached a new record level at $11.6 billion, a 68% increase over the $6.9 billion of loans produced during the first quarter of 2004 and a 3% increase over the prior record of $11.2 billion of mortgage loans produced in the fourth quarter of 2004. Total first quarter loan production, including subdivision construction and warehouse lending commitments reached $12.0 billion, also a new record for the Company.
      Our continued production growth in the first quarter of 2005 is the result of our focus on less cyclical products, such as Alt-A, subprime, HELOCs, construction loans and reverse mortgages. The production volume for each of these products in the first quarter of 2005 has increased compared to the first quarter of 2004. These increases in aggregate exceeded the decreases in our agency conforming and jumbo products, which tend to be more cyclical in nature, closely tracking changes in the overall mortgage market. Compared with the fourth quarter of 2004, our production growth is mainly from Alt-A products and construction lending. Additionally, we continued to further penetrate the purchase and cash-out refinance market, increasing our purchase and cash-out refinance transactions 96% year over year and continued to successfully adapt our production mix to the demand for adjustable rate mortgages.
      Total production by loan type was as follows:

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2005	2004	Change	2004	Change

	(Dollars in millions)

Volume by product:
Prime(1)

Alt-A	$8,693	$4,338	100%	$8,013	8%

Agency conforming	287	587	(51)%	365	(21)%

Jumbo	518	636	(19)%	487	6%

Reverse mortgages	507	—	N/A	514	(1)%

Subprime(1)	555	496	12%	725	(23)%

Home equity line of credit(2)	343	244	41%	448	(23)%

Consumer construction(2)	699	603	16%	682	2%

Subtotal mortgage production	11,602	6,904	68%	11,234	3%

Subdivision construction commitments(2)	353	242	46%	334	6%

Warehouse lending(2)	20	—	N/A	—	N/A

Total production	$11,975	$7,146	68%	$11,568	4%

Mortgage — Web-based production	$7,482	$4,319	73%	$7,250	3%

Mortgage pipeline at period end(3)	$7,489	$5,949	26%	$6,307	19%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

      The tables below provide the production by delivery method and interest rate amortization type for the quarters ended March 31, 2005 and 2004, and December 31, 2004:

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2005	2004	Change	2004	Change

	(Dollars in millions)

Production by Delivery Method:

Wholesale(1)	$5,664	$3,397	67%	$5,510	3%

Correspondent(2)	4,942	2,090	136%	4,506	10%

Retail(3)	996	1,417	(30)%	1,218	(18)%

Total mortgage production	11,602	6,904	68%	11,234	3%

Subdivision construction commitment	353	242	46%	334	6%

Warehouse lending commitments	20	—	N/A	—	N/A

Total Production	$11,975	$7,146	68%	$11,568	4%

(1)	Loans obtained through relationships with mortgage brokers and funded by IndyMac Bank

(2)	Closed loans acquired by IndyMac through relationships with mortgage bankers and financial institutions on a flow basis, as well as loans obtained through bulk purchases by our mortgage professional conduit group

(3)	Direct to consumer channels

	Three Months Ended

	March 31,	March 31,	December 31,
	2005	2004	2004

Production by Interest Rate Amortization Type:

Fixed Rate Mortgages	35%	44%	27%

Hybrid ARMs	25%	26%	38%

ARMs	40%	30%	35%

	100%	100%	100%

      The following table details the mix of our production and pipeline between purchase, cash-out refinance and rate/term refinance transactions as of and for the quarters ended March 31, 2005 and 2004, and December 31, 2004. As refinance volumes industry-wide have declined, IndyMac has increased its penetration of the market with respect to purchase mortgage transactions, mitigating the decline in refinance related mortgage transactions.

	As of and For the Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2005	2004	Change	2004	Change

	(Dollars in millions)

Mortgage loan production:

Purchase transactions	$4,895	$2,669	83%	$4,952	(1)%

Cash-out refinance transactions	5,342	2,562	109%	4,927	8%

Rate/term refinance transactions	1,365	1,673	(18)%	1,355	1%

Total mortgage loan production	$11,602	$6,904	68%	$11,234	3%

% purchase and cash-out refinance transactions	88%	76%		88%

Mortgage pipeline:

Purchase transactions	$3,296	$2,249	47%	$2,606	26%

Cash-out refinance transactions	3,036	1,900	60%	2,727	11%

Rate/term refinance transactions	1,157	1,800	(36)%	974	19%

Mortgage pipeline at period end	$7,489	$5,949	26%	$6,307	19%

% purchase and cash-out refinance transactions	85%	70%		85%
                  Mortgage Production by Division
      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which IndyMac has regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. We currently have established ten regional operating centers in eight states; our highest concentration of mortgage loans relates to properties in California. For the quarters ended March 31, 2005 and 2004, the geographic distribution of our total production was as follows, with the top five states listed separately:

	March 31,	March 31,
	2005	2004

Geographic distribution:

California	46%	49%

Florida	8%	5%

New York	6%	10%

New Jersey	4%	4%

Virginia	3%	3%

Other	33%	29%

Total	100%	100%

      Our production by division for the three months ended March 31, 2005 and 2004, and December 31, 2004 is shown in the table below.

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2005	2004	Change	2004	Change

	(Dollars in millions)

Mortgage Loan Production:

Mortgage Professionals, excluding Conduit	$6,909	$3,874	78%	$6,409	8%

Mortgage Professionals, Conduit	2,605	1,170	123%	2,535	3%

Consumer Direct and Indirect	686	1,076	(36)%	873	(21)%

Financial Freedom	507	—	N/A	514	(1)%

Servicing Retention	222	282	(21)%	244	(9)%

HELOC	42	35	20%	56	(25)%

Consumer Construction and Lot	$631	$467	35%	$603	5%

Total Mortgage Loan Production	$11,602	$6,904	68%	$11,234	3%

Commercial Loan Production:

Subdivision Construction	$353	$242	46%	$334	6%

Warehouse Lending	20	—	N/A	—	N/A

Total Commercial Loan Production	$373	$242	54%	$334	12%

Total Production	$11,975	$7,146	68%	$11,568	4%

      Our largest production channel, mortgage professionals, excluding conduit, increased production by 78% year over year and by 8% from the fourth quarter of 2004, due to strong execution on IndyMac’s strategies to increase market share in the mortgage industry by continuing its focus on less interest rate-sensitive products such as Alt-A and subprime, by increasing the size of its sales force, by investing in geographic expansion, and by growing its purchase mortgage business. During the first quarter of 2005, we opened a new operations center in Ontario, California and had a major expansion of our operations center in Atlanta, Georgia. The two operations centers opened in the fourth quarter of 2004 had their first full quarter of operations, generating $437 million of mortgage loans. The number of active mortgage professional customers grew 49% from the first quarter of the prior year and 7% from the fourth quarter of 2004. This growth is the direct result of IndyMac’s focus on increasing the size of its sales force nationwide and the newer sales people demonstrating increasing effectiveness as they gain experience with IndyMac’s products and technology. Our sales personnel grew 53% year over year and 12% over the fourth quarter of 2004. We have been successful in attracting experienced, quality salespeople because of our broad array of mortgage products which are available for all members of the sales force to market.
      The consumer direct and indirect operation has generally been refinance-oriented. Consistent with the market contraction, particularly in refinance-oriented originations, the production volume from this channel has decreased 36% compared to the first quarter of 2004 and 21% compared to the fourth quarter of 2004. We continue to take steps to adjust the strategy of this operation and expect to return it to profitability in the second quarter of 2005.
      Our construction lending operations continued to show growth as our two construction units take advantage of the strong home purchase market. Our subdivision construction division produced new commitments of $353 million during the first quarter of 2005, 46% higher than the first quarter of 2004 and 6% higher than the fourth quarter of 2004. Similarly, our consumer construction new commitments produced by both mortgage professionals and consumer construction divisions grew to $699 million, a 16% increase over the first quarter of 2004 and a 2% increase from the fourth quarter of 2004. Combined with consumer construction division’s permanent mortgage production of $363 million, our consumer construction and permanent mortgage production increased 22% year over year and 5% over the fourth quarter of 2004.

      The table below provides key performance indicators for mortgage professionals, excluding conduit, for the quarters ended March 31, 2005 and 2004, and December 31, 2004:

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2005	2004	Change	2004	Change

	(Dollars in millions)

Key Performance Indicators:
Active Customers:(1)

Average monthly active customers	3,059	2,060	48%	2,939	4%

Active customers during the quarter	5,394	3,609	49%	5,047	7%

Net new customers during the quarter(2)	1,286	731	76%	1,407	(9)%

Sales personnel	640	417	53%	573	12%

(1)	Active customers are defined as customers who funded at least one loan during the period

(2)	Net new customers are the number of new customers signed up during the period less those terminated
                  Loan Sales
      The Company sold $9.7 billion of loans in the first quarter of 2005, a 97% increase over the $4.9 billion of loans sold during the first quarter of 2004, consistent with our stronger mortgage production. The gain on sale of loans was $144.3 million and $83.7 million for the three months ended March 31, 2005 and 2004, respectively, representing a margin of 1.49% and 1.71%, respectively. The decline in our margin year over year was primarily due to ARMs, the shift in our channel mix to lower margin conduit and correspondent channels, as well as the impact of competition. Our margin improved from 1.26% (pro forma) in the fourth quarter of 2004 to 1.49% in the first quarter of 2005 due to the increased investor demand for certain of our products.
      The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale to protect its margin on sale of loans. Hedging practices can vary significantly from company to company ranging across a broad spectrum. At one extreme, a mortgage banker may choose not to hedge its pipeline at all. Mortgage bankers who choose not to hedge their pipeline will typically report higher earnings and margins in a falling interest rate environment, and lower earnings and margins in a rising interest rate environment. This would be the most profitable strategy over an indefinite period of time as more production is done in the declining rate environment, assuming that rates rise as often as and as much as they fall. However, such a strategy results in highly volatile earnings and could result in losses for an extended period of time potentially risking the depletion of capital reserves. Conversely, at the other extreme, a mortgage banker can choose to hedge 100% of its pipeline with option-based instruments to closely offset the “free option” enjoyed by the mortgage loan applicant to not close on his or her loan (i.e. “fallout”). This hedging strategy will generally produce stable and consistent results, but profitability is significantly reduced as the cost of the options can be prohibitive.
      Generally, prudent mortgage bankers will choose a strategy that falls within the boundaries of the above extremes. In this respect, IndyMac tends to utilize instruments such as forward sale agreements whose change in value as interest rates change is expected to offset the change in value of its underlying mortgage pipeline based on expected closing ratios. Utilizing this strategy, IndyMac focuses on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors such as product type, origination channels, progress or “status” of transactions, as well as changes in market interest rates since IndyMac committed a rate to the borrower (“rate lock commitments”), the Company seeks to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, the Company has been able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments. Companies with lower coverage ratios may tend to follow the market increasing their hedge costs and reducing their profit margins as interest rates rise. In comparing financial results, investors should be aware of the varying results that can be achieved under different hedge strategies.

      The following table illustrates the impact of the Company’s pipeline hedging activities:

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2005	2004	Change	2004(1)	Change

	(Dollars in millions)

Gross gain on mortgage loan sales	$117	$126	(7)%	$135	(13)%

Gross margin before hedging	1.22%	2.58%	(53)%	1.42%	(14)%

Gross hedging gains (losses)	$27	$(42)	164%	$(15)	279%

Net gains on sale	$144	$84	72%	$120	20%

Net margin after hedging	1.49%	1.71%	(13)%	1.26%	19%

(1)	The gain on sale of loans for the three months ended December 31, 2004 excluded the $2.2 million SAB No. 105 and the $1.9 million purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on sale of loans was $116.0 million for the three months ended December 31, 2004 representing a net margin after hedging of 1.21%.
      During the quarter ended March 31, 2005, the Company’s pipeline hedging activities resulted in hedging gains of $27 million compared to hedging losses of $42 million for the quarter ended March 31, 2004. The gross hedging gains in the first quarter of 2005 were consistent with the rising interest rate environment.
      In addition to mortgage loans held for sale, the pipeline also includes rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The rate lock commitments are initially valued at zero and continue to be adjusted for changes in value resulting from changes in market interest rates, pursuant to the Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” The Company hedges the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac, Euro Dollar futures and other hedge instruments as the Company deems appropriate to prudently manage this risk. These forward and futures contracts are also accounted for as derivatives and recorded at fair value.
      We earn spread (net interest income) and fee income on our mortgage loans held for sale in addition to the gain on sale. It is important to look at the entire mortgage banking revenue stream in evaluating performance, as these components may vary in differing interest rate environments, and due to product/channel mixes, and loan sale strategies. The following table presents the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on sale of loans, the net interest income and fee income by the amount of loans sold. The gain on sale of loans represents the total gains recognized on a consolidated basis from both mortgage banking and thrift segments. The net interest income and fee income are the amounts earned primarily by the mortgage banking segment while the loans are held for sale.

	Three Months Ended

	March 31,	% of Loans	March 31,	% of Loans	December 31,	% of Loans
	2005	Sold	2004	Sold	2004(1)	Sold

			(Dollars in thousands)

Gain on sale of loans	$144,322	1.49%	$83,668	1.71%	$120,095	1.26%

Net interest income	32,522	0.34%	41,336	0.84%	40,016	0.42%

Fee income	14,337	0.15%	10,967	0.22%	13,496	0.14%

Total revenues on loans sold	$191,181	1.98%	$135,971	2.77%	$173,607	1.82%

Loans sold	$9,653,752		$4,906,724		$9,550,060

(1)	The gain on sale of loans for the three months ended December 31, 2004 excluded the $2.2 million SAB No. 105 and $1.9 million purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on sale of loans was $116.0 million for the three months ended December 31, 2004 representing a net margin after hedging of 1.21%.

      Overall mortgage banking revenue margins improved from the fourth quarter of 2004, primarily the result of strong investor demand for our ARM products. The decline in margins from the first quarter of 2004 was due to a flattening of the yield curve and increased competition.
      The following table shows the various channels through which loans were distributed.

	Three Months Ended

	March 31,	Distribution	March 31,	Distribution	December 31,	Distribution
	2005	Percentages	2004	Percentages	2004	Percentages

	(Dollars in millions)

Sales to the GSEs(1)	$1,313	12%	$2,304	45%	$2,551	24%

Private-label securitizations	5,356	51%	1,085	21%	4,656	45%

Whole loan sales	2,985	28%	1,518	30%	2,343	22%

Subtotal sales	9,654	91%	4,907	96%	9,550	91%

Investment portfolio acquisitions(2)	925	9%	195	4%	1,001	9%

Total loan distribution	$10,579	100%	$5,102	100%	$10,551	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.
      Loan sales to government-sponsored enterprises (“GSEs”) dropped to 12% of total sales for the quarter ended March 31, 2005 compared to 45% for the same period a year ago and 24% for the previous quarter ended December 31, 2004. The decrease reflects the fact that a higher percentage of loans produced consisted of ARMs and subprime mortgages, which the Company does not generally sell to the GSEs. In addition, higher margins were generated by securitizing certain fixed rate loans in private transactions, versus selling them to the GSEs. This resulted from a significant tightening of mortgage spreads related to private-label securitizations, which was not replicated with the GSEs.
      In conjunction with the sale of mortgage loans in private-label securitizations and GSEs transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $144.3 million in gain on sale of loans earned during the three months ended March 31, 2005 included the retention of $142.7 million of servicing-related assets, and $33.9 million of other investment and non-investment grade securities. During the three months ended March 31, 2005, the assets previously retained generated cash flows of $80.5 million. More information on the valuation assumptions related to the Company’s retained assets can be found at page 33, under the heading “Valuation of Servicing-Related Assets.”

Mortgage Servicing and Mortgage Servicing Rights
      In addition to its own loans, IndyMac serviced $56.0 billion of mortgage loans (including reverse mortgages and HELOCs) owned by others at March 31, 2005, with a weighted average coupon of 5.79%. In comparison, IndyMac serviced $50.2 billion of mortgage loans owned by others at December 31, 2004, with a weighted average coupon of 5.73%. The table below shows the activity in the servicing portfolios during the quarters ended March 31, 2005 and December 31, 2004:

	Servicing Portfolio

	Three Months Ended

	March 31, 2005	December 31, 2004

	(Dollars in millions)

Unpaid principal balance at beginning of period	$50,219	$44,501

Additions	8,187	9,496

Clean-up calls exercised	(269)	(489)

Loan payments and prepayments	(2,142)	(3,289)

Unpaid principal balance at March 31, 2005	$55,995	$50,219

      The capitalized value of MSRs totaled $734.2 million as of March 31, 2005, and $640.8 million as of December 31, 2004, an increase of $93.4 million. The table below shows the activity in MSRs.

	Three Months Ended

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Balance at beginning of period	$640,794	$443,688	$551,811

Additions	132,900	50,753	122,049

Transfers from (to) prepayment penalty and/or AAA-rated agency interest-only securities	(5,127)	—	8,536

Clean-up calls exercised	(1,396)	(3,790)	(4,313)

Amortization	(45,792)	(22,860)	(46,036)

Valuation/impairment	12,859	(53,433)	8,747

Balance at end of period	$734,238	$414,358	$640,794

      Although we hedge our MSRs on an economic basis, we have elected to designate SFAS No. 133 fair value hedge accounting on approximately 59% of the total MSRs. The changes in the value of the designated MSRs attributable to the hedged risk, and the fair value of the designated hedges, are recorded through income if the hedging relationships are proven to be effective under the provisions of SFAS No. 133. All MSRs, regardless of hedge designation, are then adjusted to the lower of cost or market (“LOCOM”). During the first quarter of 2005, fair value increases of approximately $10 million related to increasing interest rates was not recognized as income due to LOCOM limitations under GAAP.
      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are benchmarked quarterly to third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings; however, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance. As of March 31, 2005, the valuation allowance on MSRs totaled $93.6 million.

AAA-Rated Agency Interest-Only, Prepayment Penalty and Residual Securities
      We evaluate the carrying value of our AAA-rated agency interest-only, prepayment penalty and residual securities by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. Our models used for estimation are periodically tested against historical prepayment speeds and our valuations benchmarked to external sources where available.
      A summary of the activity in the AAA-rated and agency interest-only, prepayment penalty and residual securities portfolios for the three months ended March 31, 2005 and 2004, and for the three months ended December 31, 2004, follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)

AAA-rated and agency interest-only securities:

Beginning balance	$90,658	$146,179	$117,257

Retained investments from securitizations	—	33,578	735

Transfer from (to) MSRs	—	—	(8,536)

Clean-up calls exercised	—	(1,151)	(31)

Cash received, net of accretion	(6,214)	(11,770)	(7,422)

Valuation gains (losses) before hedges	(1,364)	(17,684)	(11,345)

Ending balance	$83,080	$149,152	$90,658

Prepayment penalty securities:

Beginning balance	$33,451	$2,096	$28,299

Retained investments from securitizations	8,393	2,199	4,467

Transfer from MSRs	5,127	—	—

Cash received, net of accretion	(2,812)	(429)	(544)

Valuation gains	1,490	443	1,229

Ending balance	$45,649	$4,309	$33,451

Residual securities:

Beginning balance	$135,386	$56,156	$113,121

Retained investments from securitizations, net	30	16,507	27,414

Cash received, net of accretion	(2,960)	(11,090)	(5,062)

Valuation losses before hedges	(1,082)	(251)	(87)

Ending balance	$131,374	$61,322	$135,386

Other Investment Grade and Non-Investment Grade Securities
      Non-investment grade securities (rated below BBB-) are created in connection with our private-label securitizations and valued by discounting the estimated net future cash flows. We also retain certain other investment grade securities from our securitizations and to a lesser extent purchased from third parties to serve as hedges for our AAA-rated interest-only securities.

      The fair value of other investment grade and non-investment grade securities by credit rating as of March 31, 2005 and December 31, 2004, is as follows:

					December 31,
	March 31, 2005				2004

		Premium
	Current	(Discount)
	Face	to Face	Amortized
	Value	Value	Cost	Fair Value	Fair Value

		(Dollars in thousands)

Other investment grade mortgage- backed securities:

AA	$71,008	$167	$71,175	$71,169	$76,941

A	269	(20)	249	251	5,087

BBB	33,605	(1,743)	31,862	32,447	33,764

BBB-	42,761	(3,824)	38,937	40,165	31,030

Total other investment grade mortgage-backed securities	$147,643	$(5,420)	$142,223	$144,032	$146,822

Non-investment grade mortgage-backed securities:

BB	$57,389	$(7,191)	$50,198	$51,102	$53,065

BB-	13,524	(220)	13,304	13,524	13,516

B+	468	(383)	85	85	101

B	26,159	(12,872)	13,287	13,669	14,449

Other	18,418	(17,292)	1,126	1,388	1,921

Total other non-investment grade mortgage-backed securities	$115,958	$(37,958)	$78,000	$79,768	$83,052

      At March 31, 2005, of the total other investment grade and non-investment grade mortgage-backed securities, $174.6 million was collateralized by prime loans, $49.1 million by subprime loans and $0.1 million by manufactured housing loans.

Valuation of Servicing-Related Assets
      MSRs, AAA-rated agency interest-only securities and residual securities are recorded at fair market value. MSRs are further subject to the lower of cost or market limitations. Relevant information and assumptions used to value the Company’s servicing-related assets and residual securities at March 31, 2005, December 31, 2004, and March 31, 2004 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)

March 31, 2005

MSRs	$734,238	$55,994,639	5.79%	0.36%	21.4%	3.64	20.5%	20.6%	11.0%	N/A

AAA-rated agency interest-only securities	$83,080	$7,623,711	6.30%	0.37%	29.7%	2.95	14.4%	25.4%	11.0%	N/A

Prime residual securities	$4,813	$1,510,690	6.40%	1.01%	36.8%	0.31	29.9%	37.2%	15.0%	0.20%

Lot loan residual securities	18,594	$394,413	7.09%	3.65%	35.1%	1.29	42.2%	42.8%	19.6%	0.39%

HELOC residual securities	59,800	$1,372,162	6.05%	3.28%	47.5%	1.33	49.1%	50.0%	19.0%	0.72%

Subprime residual securities	48,167	$3,451,302	7.29%	2.56%	26.9%	0.54	34.1%	22.1%	24.9%	2.88%

Total non-investment grade residual securities	$131,374

December 31, 2004

MSRs	$640,794	$50,218,965	5.73%	0.36%	24.0%	3.54	20.8%	21.9%	10.3%	N/A

AAA-rated agency interest-only securities	$90,658	$8,472,502	6.65%	0.38%	34.3%	2.82	14.9%	26.9%	11.3%	N/A

Prime residual securities	$6,495	$1,668,429	6.55%	1.00%	40.9%	0.39	36.9%	37.3%	15.0%	0.21%

Lot loan residual securities	17,675	$441,884	7.02%	4.13%	36.5%	0.97	41.0%	41.6%	19.3%	0.42%

HELOC residual securities	66,077	$1,352,181	6.48%	3.41%	32.1%	1.43	36.7%	43.4%	19.0%	0.91%

Subprime residual securities	45,139	$2,757,236	7.44%	3.29%	24.1%	0.50	33.6%	22.8%	24.7%	2.55%

Total non-investment grade residual securities	$135,386

March 31, 2004

MSRs	$414,358	$32,121,562	6.36%	0.32%	29.2%	3.97	18.9%	32.1%	9.0%	N/A

AAA-rated agency interest-only securities	$149,152	$13,559,779	6.51%	0.37%	34.5%	2.68	18.6%	27.6%	10.3%	N/A

Prime residual securities	$11,019	$2,044,144	7.07%	1.36%	59.0%	0.40	26.9%	36.8%	15.0%	0.52%

Lot loan residual securities	7,855	$166,032	6.39%	4.28%	40.4%	1.11	43.6%	41.0%	20.0%	0.29%

HELOC residual securities	17,684	$501,551	5.89%	3.94%	0.0%	0.89	50.6%	50.6%	19.0%	1.22%

Subprime residual securities	24,764	$1,043,495	8.55%	4.31%	35.4%	0.55	32.2%	33.0%	23.9%	2.88%

Total non-investment grade residual securities	$61,322

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.03%, 0.06% and 0.70% for prime, HELOC and subprime, respectively, at March 31, 2005. No loss has incurred to date for lot loan residual securities.
      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) we estimate for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated agency interest-only securities, we project prepayment rates using an industry standard prepayment model. The model considers key factors such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve as well as collateral specific current coupon information.

      The weighted-average multiple for MSRs, AAA-rated agency interest-only securities and residual securities represents the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted-average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples whose product mix is substantially different.
      As of March 31, 2005, the weighted-average multiple for MSRs has increased slightly compared to December 31, 2004, primarily due to the lower prepayment assumptions based on the actual prepayments in the servicing portfolio and the market’s expectation of rising interest rates. The decrease in MSR multiple from that of March 31, 2004 was due to the shift of our servicing portfolio from predominantly fixed-rate loans to increased hybrid-ARM and ARM loans, which tend to prepay faster and have a shorter average life. For interest-only and residual securities, the weighted-average multiples are comparable from period to period.
Hedging Interest Rate Risk on Servicing-Related Assets
      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our retained assets and servicing division is responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Asset and Liability Committee (“ALCO”), management level Enterprise Risk Management (“ERM”) group, and our Board of Directors-level ERM committee.
      The objective of our hedging strategy is to mitigate the impact of changes in interest rates on the net economic value of the balance sheet and quarterly earnings, not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and our servicing portfolio retention efforts. Historically, we have hedged servicing-related assets using a mix of securities on our balance sheet, such as AAA-rated principal-only securities, prepayment penalty securities, buying and/or selling mortgage-backed or U.S. Treasury securities, as well as derivatives such as futures, floors, interest rate swaps, or options. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the above instruments designed to correlate well with the hedged servicing assets and our anticipated servicing retention rates.

      The following table breaks out the components of service fee income/expense and the net (loss) gain on mortgage-backed securities:

	Three Months Ended

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Service fee (expense) income:

Gross service fee income	$54,989	$28,080	$46,621

Amortization	(45,792)	(22,860)	(46,036)

Service fee (expense) income, net of amortization	9,197	5,220	585

Valuation adjustments on MSRs	12,859	(53,433)	8,747

Hedge gain (loss) on MSRs	(17,638)	45,069	424

Total service fee (expense) income	$4,418	$(3,144)	$9,756

Net (loss) gain on securities:

Realized gain (loss) on available for sale securities	$(350)	$900	$29

Impairment on available for sale securities	(337)	(101)	(269)

Unrealized gain (loss) on prepayment penalty securities	1,491	(1,025)	1,229

Unrealized gain (loss) on AAA-rated and agency interest-only securities and residual securities	(4,268)	(16,467)	(11,432)

Net (loss) gain on securities and other instruments used to hedge AAA-rated and agency interest-only securities and residual securities	(1,182)	11,706	4,478

Total (loss) gain on mortgage-backed securities, net	$(4,646)	$(4,987)	$(5,965)

Total clean-up call and retention program income	$7,434	$21,192	$8,542
      Mortgage loan servicing provides a key advantage to mortgage originators in a declining interest rate environment, as there is an existing base of customers that could potentially be in the market for a refinance mortgage. The gains from providing a new mortgage to an existing customer serve to mitigate the decline in value of the mortgage servicing asset for the early prepayment of the original loan. Additionally, as master servicer for our various securitizations, we maintain the right to call selected transactions when the outstanding loan balances in the securitization trust decline to a specified level, typically 10% of the original collateral balance. The gain on sale of loans and net interest income from our servicing customer retention programs and clean-up calls have enhanced the overall profitability of our retained assets and servicing division for the first quarter of 2005, even though at a reduced rate comparing to the first quarter of 2004 and the fourth quarter of 2004.
      The income from the clean-up call and retention programs totaled $7.4 million during the first quarter of 2005, a decrease of $1.1 million compared to the quarter ended December 31, 2004 and a decrease of $13.8 million from the first quarter of 2004. These decreases were the results of reductions in the amount of loans called.
MORTGAGE-BACKED SECURITIES AND LOANS HELD FOR INVESTMENT
      IndyMac’s thrift segment serves to diversify IndyMac’s mortgage banking revenue stream through its investments in SFR mortgage loans (predominantly prime ARMs and hybrid ARMs), construction loans, HELOCs, and MBS and provides core spread and fee income to stabilize earnings.

      The following table details the loans held for investments and MBS as of March 31, 2005, and December 31, 2004. The loans held for investment, AAA-rated agency and non-agency available for sale MBS and HELOC residual securities are held by our thrift segment while all other trading and available-for-sale securities are held by our mortgage banking segment. Please refer to page 31 for further discussions on AAA-rated agency interest-only, prepayment penalty and residual securities.

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)

Loans held for investment:

SFR mortgage	$5,059,627	$4,458,784

Consumer construction	1,451,370	1,443,450

Builder construction	670,977	643,116

HELOC	46,474	45,932

Land and other mortgage	170,759	158,471

Total — loans held for investment	7,399,207	6,749,753

Mortgage-backed securities:

Trading securities:

AAA-rated and agency interest-only securities	83,080	90,658

AAA-rated principal-only securities	1,113	18,599

Prepayment penalty securities	45,649	33,451

Other investment grade securities	9,263	9,219

Other non-investment grade securities	100	4,198

Non-investment grade residual securities	84,123	78,911

Total trading securities	223,328	235,036

Available for sale securities:

AAA-rated non-agency securities	3,101,050	3,166,600

AAA-rated agency securities	13,091	14,903

Other investment grade securities	134,769	137,603

Other non-investment grade securities	79,668	78,854

Non-investment grade HELOC residual securities	47,251	56,475

Total available for sale securities	3,375,829	3,454,435

Total — mortgage-backed securities	3,599,157	3,689,471

Total	$10,998,364	$10,439,224

Percentage of securities portfolio rated investment grade	93%	93%

Percentage of securities portfolio rated AAA	89%	89%
      AAA-rated interest-only securities, prepayment penalty securities, non-investment grade residual securities and securities used to hedge these securities, are classified as trading securities. Changes in the fair value of these securities are recorded in earnings. All other mortgage-backed securities and HELOC residuals are classified as available for sale, and changes in fair value of these assets are recorded in equity.
SFR Mortgage Loans Held for Investment
      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its thrift segment relative to its mortgage banking segment, which tend to be more cyclical.

      The Company added $925 million of mortgage loans in accordance with this strategy during the quarter ended March 31, 2005.
      The following table shows the composition of the portfolio as of March 31, 2005 and December 31, 2004, and relevant credit quality characteristics at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)

SFR mortgage loans held for investment	$5,059,627	$4,458,784

Average loan size	$302	$305

Non-performing loans as a percentage of SFR loans	0.54%	0.60%

Estimated average life in years(1)	2.4	2.4

Estimated average duration in years(2)	1.5	1.5

Yield	4.66%	4.27%

Fixed-rate mortgages	8%	9%

Adjustable-rate mortgages	26%	18%

Hybrid adjustable-rate mortgages	66%	73%

	March 31,	December 31,
Additional Information	2005	2004

Average FICO score(3)	717	720

Average loan to value ratio	72%	71%

Geographic distribution:

Southern California	30%	31%

Northern California	21%	21%

Michigan	5%	6%

Florida	5%	4%

New York	4%	4%

Georgia	3%	3%

Virginia	3%	3%

Massachusetts	3%	3%

New Jersey	3%	2%

Arizona	2%	2%

Other (each individually less than 2%)	21%	21%

Total	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average duration measures the expected change in the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.
Mortgage-Backed Securities
      The Company’s portfolio of mortgage-backed securities totaled $3.6 billion and $3.7 billion at March 31, 2005, and December 31, 2004, respectively. Included in the portfolio at March 31, 2005 were $1.0 billion of

AAA-rated HELOC-backed certificates that are guaranteed by a third party insurer and $172.0 million of AAA-rated senior mortgage-backed securities issued by us. These securities were created from our three separate on-balance sheet financing transactions in which the loans were recharacterized to securities. The primary objectives of these transactions were to improve our liquidity profile, lower our cost of funds, and optimize return on equity. These assets amounted to $1.0 billion and $198.0 million, respectively, at December 31, 2004.
      The MBS securities are recorded at fair value. The Company invests in high-quality MBS to provide net interest income. At March 31, 2005, 89% of the portfolio was rated AAA with an expected weighted-average life of 2.4 years.
Construction Lending
      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9 to 12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase. These loans are typically fixed-rate loans during the construction period. When the loan converts to permanent status, the interest rate may be adjusted based on the underlying permanent note. As of March 31, 2005, based on the underlying note agreements, 51% of the construction loans would be converted to adjustable-rate permanent loans, 32% to hybrid adjustable-rate loans, and 17% to fixed-rate loans. New consumer construction commitments grew 2% from the fourth quarter of 2004 and 16% over the same quarter of 2004 to $699 million, as we continue to take advantage of the strong “new home” purchase market. Once the loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by the SFR mortgage loan portfolio. Mortgage loans that converted to permanent status grew 11% from the fourth quarter of 2004 and 35% over the same quarter of 2004 to $363 million. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at March 31, 2005 remained comparable to December 31, 2004 at $1.5 billion.
      Builder construction loans are typically adjustable rate loans, indexed to the prime interest rate. During the first quarter of 2005, we entered into new tract construction commitments of $353 million, up 46%, or $111 million, from the first quarter of 2004. Builder loans outstanding at March 31, 2005, including construction and land and other mortgage loans, totaled $838.0 million, a $40.8 million, or 5% increase compared to December 31, 2004. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the underlying real estate.

      The following tables present further information on our Construction Lending portfolios.

	As of

	March 31, 2005		December 31, 2004

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

		(Dollars in thousands)

Construction loans	$1,451,370	$670,977	$1,443,450	$643,116

Lot, land and other mortgage loans	$154,762	$167,039	$37,172	$154,123

Outstanding commitments	$2,662,193	$1,624,376	$2,528,054	$1,461,296

Average loan commitment	$393	$1,909	$410	$1,941

Non-performing loans	0.51%	0.87%	0.65%	1.45%

Annualized yield on construction loans	5.70%	8.04%	5.56%	7.35%

Fixed-rate loans	91%	—	98%	—

Adjustable-rate loans	9%	99%	2%	98%

Hybrid adjustable-rate loans	—	1%	—	2%
Additional Information as of March 31, 2005

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan-to-value ratio(1)	74%		70%

Average FICO score(2)	710		N/A
Geographic distribution

Southern California	30%	Southern California	42%

Northern California	17%	Northern California	19%

Hawaii	6%	Illinois	11%

Florida	5%	Florida	4%

New York	5%	Massachusetts	4%

Washington	3%	Nevada	3%

Colorado	3%	New York	3%

Nevada	2%	Arizona	2%

Arizona	2%	Other (each individually less than 2%)	12%

Georgia	2%	Total Builder Construction	100%

Other (each individually less than 2%)	25%

Total Consumer Construction	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at March 31, 2005.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.
      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 44.

HELOC Portfolio
      The HELOC portfolio, including the HELOC securitized loans, totaled $1.7 billion at March 31, 2005, remaining stable in relation to the portfolio size at December 31, 2004. During the first quarter of 2005, we produced $343 million of new HELOC commitments, largely from our mortgage banking segment and internal channels, and sold $162 million of HELOC loans, realizing a $2.7 million of gain on sale. HELOC loans that we plan to sell or securitize are classified as held for sale on our balance sheet.
      The following table presents information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the three months ended March 31, 2005, March 31, 2004, and December 31, 2004. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Outstanding balance	$409,948	$322,351	$404,342

Outstanding commitments(1)	$821,991	$638,210	$838,534

Average spread over prime	1.31%	2.07%	1.41%

Average FICO score	729	711	726

Average CLTV ratio(2)	76%	76%	76%
Additional Information as of March 31, 2005

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)

96% to 100%	$75,312	$68	2.27%	733	0.41%

91% to 95%	39,059	64	2.03%	723	0.94%

81% to 90%	101,100	64	1.77%	713	0.89%

71% to 80%	100,033	89	0.69%	728	0.42%

70% or less	94,444	88	0.40%	744	0.05%

Total	$409,948	$77	1.31%	729	0.50%

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

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

	Three Months Ended

	March 31, 2005			March 31, 2004			December 31, 2004

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Securities	$3,657,831	$51,324	5.69%	$2,105,468	$26,855	5.13%	$3,601,428	$46,002	5.08%

Loans held for sale	6,047,608	79,383	5.32%	3,688,650	54,746	5.97%	6,175,698	80,426	5.18%

Mortgage loans held for investment	4,890,267	56,220	4.66%	5,608,258	58,042	4.16%	5,040,393	55,557	4.38%

Builder construction and income property	656,007	13,007	8.04%	506,668	8,039	6.38%	614,330	11,342	7.34%

Consumer construction	1,371,321	19,271	5.70%	1,140,371	15,995	5.64%	1,366,365	19,087	5.56%

Investment in Federal Home Loan Bank stock and other	416,033	4,393	4.28%	337,478	2,882	3.43%	384,358	3,324	3.44%

Total interest-earning assets	17,039,067	223,598	5.32%	13,386,893	166,559	5.00%	17,182,572	215,738	4.99%

Other	1,529,126			1,161,479			1,465,184

Total assets	$18,568,193			$14,548,372			$18,647,756

Interest-bearing deposits	$5,258,418	35,892	2.77%	$3,838,511	22,482	2.36%	$4,806,998	30,906	2.56%

Advances from Federal Home Loan Bank	7,300,102	52,713	2.93%	5,207,135	30,920	2.39%	6,334,385	43,426	2.73%

Other borrowings	3,635,020	30,573	3.41%	3,532,004	19,224	2.19%	5,139,378	37,845	2.93%

Total interest-bearing liabilities	16,193,540	119,178	2.98%	12,577,650	72,626	2.32%	16,280,761	112,177	2.74%

Other	1,121,105			927,400			1,142,205

Total liabilities	17,314,645			13,505,050			17,422,966

Shareholders’ equity	1,253,548			1,043,322			1,224,790

Total liabilities and shareholders’ equity	$18,568,193			$14,548,372			$18,647,756

Net interest income		$104,420			$93,933			$103,561

Net interest spread			2.34%			2.68%			2.25%

Net interest margin			2.49%			2.82%			2.40%

Return on average equity			21.18%			16.16%			18.96%

Return on average assets			1.43%			1.16%			1.25%

      The net interest margin during the first quarter of 2005 was 2.49%, a decrease from 2.82% from the first quarter of 2004 and an increase from 2.40% for the fourth quarter of 2004. The margin decline year over year was primarily due to our mortgage loan held for sale portfolio. As shown in the table below, the net interest margin in this portfolio declined 200 basis points from the first quarter a year ago and 47 basis points from the fourth quarter of 2004. These declines are attributable to increases in short-term interest rates, and a shift in portfolio composition to lower rate ARM products. The increase in net interest margin from the fourth quarter of 2004 was principally due to slowing prepayment speeds and reduced amortization of premium in the MBS and mortgage loans held for investment portfolios, and changes in the mix of our portfolio.

	Three Months Ended

	March 31, 2005			March 31, 2004			December 31, 2004

	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in millions)

By Segment:

Thrift segment	$11,389	$63	2.26%	$9,710	$49	2.02%	$11,572	$56	1.91%

Mortgage banking segment	5,650	41	2.94%	3,677	45	4.94%	5,611	48	3.41%

Total Company	17,039	104	2.49%	13,387	94	2.82%	17,183	104	2.40%

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

•	changes in volume (changes in average outstanding balances multiplied by the prior period’s rate),

•	changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and

•	changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Three Months Ended March 31,
	2005 vs. 2004

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

		(Dollars in thousands)

Interest income:

Securities	$19,414	$2,934	$2,121	$24,469

Loans held for sale	34,268	(5,923)	(3,708)	24,637

Mortgage loans held for investment	(7,850)	6,971	(943)	(1,822)

Builder construction and income property	2,283	2,091	594	4,968

Consumer construction	3,081	164	31	3,276

Investment in Federal Home Loan Bank stock and other	641	711	159	1,511

Total interest income	51,837	6,948	(1,746)	57,039

Interest expense:

Interest-bearing deposits	8,061	3,937	1,412	13,410

Advances from Federal Home Loan Bank	12,069	6,994	2,730	21,793

Other borrowings	396	10,731	222	11,349

Total interest expense	20,526	21,662	4,364	46,552

Net interest income	$31,311	$(14,714)	$(6,110)	$10,487

OVERALL INTEREST RATE RISK MANAGEMENT
      In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale, rate locks and our investment in servicing-related assets, we perform extensive, company-wide interest rate risk analyses. The primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is a net portfolio value (“NPV”) analysis that simulates the effects changes in interest rates may have on the fair value of shareholders’ equity.
      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of March 31, 2005, and December 31, 2004. Our NPV model has been built to focus on the Bank alone as the $1.3 billion of assets at the Parent Company and its non-bank subsidiaries have very little interest rate risk exposure.

	March 31, 2005			December 31, 2004

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

			(Dollars in thousands)

Cash and cash equivalents	$404,078	$404,078	$404,078	$352,664	$352,664	$352,664

Trading securities	207,532	202,921	218,517	215,480	202,801	224,716

Available for sale securities	2,272,660	2,303,228	2,260,866	2,362,108	2,398,485	2,303,858

Loans held for sale	4,696,436	4,765,339	4,598,918	4,474,459	4,530,902	4,385,744

Loans held for investment	7,347,820	7,432,090	7,224,529	6,725,541	6,792,345	6,616,173

MSRs	734,238	613,752	808,402	640,794	509,099	728,703

Other assets	1,137,111	1,150,175	1,199,168	898,496	959,259	926,602

Total assets	$16,799,875	$16,871,583	$16,714,478	$15,669,542	$15,745,555	$15,538,460

Deposits	$6,051,357	$6,100,218	$6,005,680	$5,688,988	$5,741,396	$5,640,149

Advances from Federal Home Loan Bank	6,699,368	6,726,777	6,672,467	6,160,151	6,189,573	6,131,386

Other borrowings	1,953,345	1,954,804	1,951,889	1,865,801	1,867,124	1,864,481

Other liabilities	320,734	320,989	320,481	299,876	300,119	299,631

Total liabilities	15,024,804	15,102,788	14,950,517	14,014,816	14,098,212	13,935,647

Shareholders’ equity (NPV)	$1,775,071	$1,768,795	$1,763,961	$1,654,726	$1,647,343	$1,602,813

% Change from base case		(0.35)%	(0.63)%		(0.45)%	(3.14)%

      The increase in the net present value of equity from December 31, 2004, to March 31, 2005, is primarily due to (i) the increase in retained earnings of IndyMac Bank in the amount of $52.5 million and (ii) lower relative valuation of certain liabilities as interest rates have increased. The March 31, 2005 results indicate that IndyMac Bank has a more neutral profile in an up and down 100 basis point scenario than December 31, 2004 results. It should be noted that this analysis is based on instantaneous change in interest rates and does not reflect (i) the impact of changes in hedging activities as interest rates change, and (ii) changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.
      The assumptions inherent in our interest rate shock models include expected valuation changes in an instantaneous and parallel interest rate shock, and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury, LIBOR/swap curve, mortgages, shape of the yield curve and volatility. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from a decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.
CREDIT RISK AND RESERVES
      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of March 31, 2005.

				Total Reserves		QTD Net
		Allowance		as a	Non-	Charge
		For Loan	Credit	Percentage of	Performing	Offs/Net
Type of Loan	Book Value	Losses	Discounts(2)	Book Value	Assets	REO (Gains)

			(Dollars in thousands)

Held for investment portfolio

SFR mortgage loans and HELOCs	$5,055,012	$18,098	$—	0.36%	$22,409	$821

Land and other mortgage loans	170,759	4,420	—	2.59%	—	—

Builder construction and income property loans	670,977	12,966	—	1.93%	7,308	—

Consumer construction loans	1,451,370	10,216	—	0.70%	8,119	495

Total core held for investment loans	7,348,118	45,700	—	0.62%	37,836	1,316

Discontinued product lines(1)	51,089	7,793	—	15.25%	5,654	572

Total held for investment portfolio	7,399,207	$53,493	—	0.72%	43,490	1,888

Held for sale portfolio	4,693,854		$10,833	0.23%	36,186	—

Total loans	$12,093,061				79,676	$1,888

Foreclosed assets

Core portfolios					15,816	$(458)

Discontinued product lines					648	(48)

Total foreclosed assets					16,464	$(506)

Total non-performing assets					$96,140

Total non-performing assets as a percentage of total assets					0.54%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

(2)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.

      The following table provides additional comparative data on non-performing assets.

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)
Loans held for investment
Portfolio loans

SFR mortgage loans	$22,409	$14,402	$22,155

Builder construction and income property loans	7,308	12,057	11,546

Consumer construction loans	8,119	9,428	9,553

Total portfolio non-performing loans	37,836	35,887	43,254

Discontinued product lines	5,654	6,431	5,868

Total non-performing loans held for investment	43,490	42,318	49,122

Allowance for loan losses to non-performing loans held for investment	123%	123%	108%

Non-performing loans held for sale	36,186	39,794	54,611

Total non-performing loans	79,676	82,112	103,733

Foreclosed assets	16,464	26,535	19,161

Total non-performing assets	$96,140	$108,647	$122,894

Total non-performing assets to total assets	0.54%	0.75%	0.73%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Core portfolio loans

Balance, beginning of period	$45,191	$45,644	$45,217

Provision for loan losses	1,825	400	1,272
Charge-offs net of recoveries

SFR mortgage loans	(821)	(925)	(530)

Builder construction	—	(76)	(59)

Consumer construction	(495)	—	(709)

Charge-offs net of recoveries	(1,316)	(1,001)	(1,298)

Balance, end of period	45,700	45,043	45,191

Discontinued product lines

Balance, beginning of period	7,700	7,001	7,611

Provision for loan losses	665	1,100	700

Charge-offs net of recoveries	(572)	(1,018)	(611)

Balance, end of period	7,793	7,083	7,700

Total allowance for loan losses	$53,493	$52,126	$52,891

Annualized charge-offs to average loans held for investment	0.11%	0.11%	0.11%

Charge-offs to quarterly production	0.02%	0.03%	0.02%

Core portfolio loans only

Annualized charge-offs to average loans held for investment	0.08%	0.06%	0.07%

Charge-offs to quarterly production	0.01%	0.01%	0.01%
      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $64.3 million at March 31, 2005, compared to $63.9 million at December 31, 2004. As of March 31, 2005, the allowance for loan losses of $53.5 million for loans held for investment, represented 0.72% of total loans held for investment, comparable to the allowance for loan losses to total loans held for investment of 0.78% at March 31, 2004. Total charge-offs decreased from $2.0 million for the first quarter of 2004 to $1.9 million for the first quarter of 2005, with improvements in our liquidating discontinued product lines. The charge-offs as a percent of loans held for investment remained comparable from period to period.
      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We recorded the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value. Total non-performing assets amounted to $96.1 million at March 31, 2005, a decrease of $26.8 million from December 31, 2004 and $12.5 million from March 31, 2004. The reductions of non-performing assets during the first quarter of 2005 were primarily due to the liquidations of non-performing loans held for sale, full collection of a non-performing construction loan, and the sales of foreclosed assets. The ratio of non-performing assets to total assets was 0.54% at March 31, 2005, improved from 0.75% at March 31, 2004 and 0.73% at December 31, 2004.
      As master servicer for our various securitizations, we retain the right to call the securities when the outstanding loan balance in the securitization trust declines to a specified level, typically 10% of the original balance. When the fair value of performing loans remaining within a securitization exceeds the expected losses on non-performing loans and the cost of exercise, we will typically exercise our option to call. A portion of the loans we acquired pursuant to clean-up calls was delinquent or non-performing. For the quarter ended

March 31, 2005, we called approximately $53.3 million in loans, of which $3.2 million were non-performing at March 31, 2005.
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
      With respect to mortgage loans held for sale, we do not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustments related to the credit risk on loans held for sale totaled $10.8 million at March 31, 2005.
SECONDARY MARKET RESERVE
      We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform with the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since 1993, under its current management team, the Company has repurchased a very small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of IndyMac’s diversification of its loan sale channels to include whole loan and GSE sales. While sales through these channels typically generate enhanced cash flows, they tend to have a greater level of representation and warranty and repurchase risk. The following table shows the amount of loans we have repurchased from each distribution channel since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)

Loans sold:

GSEs and whole loans	$146.3	$60,731	0.24%

Securitization trusts	13.2	77,982	0.02%

Total	$159.5	$138,713	0.11%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, securitization transactions and sales to the GSEs. These reserves, which totaled $36.4 million at March 31, 2005, have two general components: reserves for repurchases arising from representation and warranty claims and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the reserves during the three months ended March 31, 2005.

Total

(Dollars in
thousands)

Balance, December 31, 2004	$35,610

Additions/provisions	5,000

Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(4,527)

Recoveries on previous claims	274

Balance, March 31, 2005	$36,357

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
OPERATING EXPENSES
      A summary of operating expenses follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Salaries and related	$89,593	$63,038	$84,237

Premises and equipment	12,613	9,593	12,640

Loan purchase costs	8,720	7,307	9,131

Professional services	6,956	5,073	9,339

Data processing	9,913	8,591	9,574

Office	6,623	5,979	5,475

Advertising and promotion	11,150	8,856	11,539

Operations and sale of foreclosed assets	1,601	2,135	1,292

Litigation settlement	6,000	—	—

Other	6,097	4,626	6,538

	$159,266	$115,198	$149,765

      General and administrative expenses, including salaries and related, increased during the quarter ended March 31, 2005 to $159.3 million, compared to $115.2 million during the same period in 2004. The increase was largely driven by increases in salaries, advertising and promotion, and premises and equipment as a result of the Company’s operational expansion for both mortgage banking operations centers and retail banking branches, and continued record-level of production volume. The Company increased its investment in direct marketing in a continuing effort to penetrate the market and gain market share. Also, the Company incurred costs to expand its sales force infrastructure with dedicated resources focused on new customer activation, enhanced customer training and support, and to improve its conversion of loan submissions to fundings. As a result of increased production volume and investments made in sales and customer service, the Company’s average full-time equivalent employees increased by 39%, from 3,921 during the quarter ended March 31, 2004, to 5,445 during the quarter ended March 31, 2005.

      Included in the current period operating expense is a $6 million pretax charge for the settlement of a previously disclosed class action lawsuit involving employee classification and overtime matters. The settlement was agreed to by the parties during the quarter ended March 31, 2005 and management believes that the charge is sufficient to fully resolve the matter. Management has taken steps to reduce the likelihood of future wage/hour claims. However, there can be no assurance that similar future claims will not occur.
DIVIDEND
      IndyMac’s Board of Directors declared a cash dividend of $0.38 per share, up 27% from the dividend declared and paid in the second quarter last year and represents IndyMac’s eighth consecutive increase in quarterly dividend. The cash dividend is payable June 9, 2005 to shareholders of record on May 12, 2005.
SHARE REPURCHASE ACTIVITIES
      In June 1999, our Board of Directors approved a $100 million share repurchase program, which was subsequently increased by the Board to $500 million. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide Financial Corporation, Inc. (“Countrywide”), which was not a part of our share repurchase program. From the share repurchase program’s inception through December 31, 2002, we repurchased 28 million shares in open market transactions and from Countrywide at an average price of approximately $18.02 per share, for an aggregate investment of $504.4 million. At March 31, 2005, we had $63.6 million of remaining capacity to repurchase under the current authorization from the Board of Directors. No share repurchases under this program have been made since December 31, 2002.
      From time to time, we also repurchase shares from certain employees and officers at the then-current market price under the Company’s stock incentive plans. The following table summarizes the share repurchase activities from our employees and officers during the first quarter of 2005, as well as the information during the same period regarding our publicly announced share repurchase program described above:

				Maximum Approximate
			Total Number of	Dollar Value
			Shares Purchased	(in millions) of Shares
			as Past of Publicly	that May Yet Be
	Number of	Weighted-Average	Announced Plans or	Purchased Under the
Period	Shares(1)	Price Per Share	Programs	Plans or Programs(2)

January 1, 2005 — January 31, 2005	13,385	$34.67	—	$63.6

February 1, 2005 — February 28, 2005	224	38.69	—	63.6

March 1, 2005 — March 31, 2005	—	—	—	63.6

First Quarter Total	13,609	$34.73	—	$63.6

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s stock incentive plans at the then-current market prices.

(2)	Our Board of Directors approved a $100 million share repurchase program in June of 1999, which was subsequently increased by the Board to $500 million. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide, which was not a part of our share repurchase program.
FUTURE OUTLOOK
      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. We believe, based on our confidence in our employees, hybrid thrift/mortgage banking business model, capital strength and ability to gain market share, that we are positioned to grow earnings per share at a compounded growth rate of approximately 15% over the long run, or approximately double the rate of the industry. In fact, IndyMac’s historical track record has exceeded this target over the last eleven years with compounded annual growth of 23% under its current senior management team.
      With that said, the past few years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs as a result of historically low interest rates, which led to record refinancing of mortgages. The industry is in the midst of a major transition from these historic highs back to more normalized levels. According to forecasts published by the MBA, industry volumes declined 30% in 2004 and are expected to decline an additional 6% in 2005 from the current level.
      Given the significant industry transition, forecasting continues to be difficult. We currently expect EPS to be approximately $4.35 per share in 2005. This forecast is up from our prior forecast of $4.05 per share and reflects an increase of 28% from the $3.40 per share earned on a pro forma basis last year. This EPS forecast is considered our best estimation in light of current market expectations for interest rates and industry volumes in 2005. However, the economy, interest rates and our industry remain volatile and as a result, our actual results could vary significantly from this forecast.
      The above forecast excludes the impact of the implementation of SFAS Statement No. 123 (revised 2004), Share-Based Payment, which requires the expensing of stock options. Given that the required implementation date of SFAS 123R has been delayed to fiscal years beginning after June 15, 2005, we do not expect to implement this standard until required on January 1, 2006.
      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-Q entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended March 31, 2005, we had average total liquidity of $1.5 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.
PRINCIPAL SOURCES OF CASH
Loan Sales and Securitizations
      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended March 31, 2005, we sold $9.7 billion of our mortgage loans, which represents approximately 83% of our funded mortgage loans in the first quarter of 2005, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our thrift investment divisions also elected to retain $925 million of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans during the quarter is retained in our held for sale portfolio for future sale. Had we needed to raise more cash for liquidity reasons, loans retained in our held for investment portfolio could have been sold via one of the three channels.
      Our liquidity could be negatively impacted if any of our sales channels were disrupted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.
Advances from Federal Home Loan Bank
      The FHLB system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated MBS are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, IndyMac Bank is approved for collateralized advances of up to $8.7 billion, of which $6.7 billion were outstanding at March 31, 2005. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.
Deposits/ Retail Bank
      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 17 branches in Southern California, four of which were opened during the first quarter of 2005, our telebanking, and Internet channels. Through our web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal.
      Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit, and individual retirement accounts.
      The following table sets forth the balance of deposits, by deposit category, as of the following period ends:

	March 31, 2005		March 31, 2004		December 31, 2004

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

			(Dollars in thousands)

Non-interest-bearing checking	$57,358	1%	$48,231	1%	$55,359	1%

Interest-bearing checking	51,134	1%	42,727	1%	42,306	1%

Savings	1,323,267	22%	1,637,665	34%	1,527,466	27%

Custodial accounts	646,370	11%	658,387	14%	622,589	11%

Total core deposits	2,078,129	35%	2,387,010	50%	2,247,720	40%

Certificates of deposit	4,027,760	65%	2,362,759	50%	3,495,759	60%

Total deposits	$6,105,889	100%	$4,749,769	100%	$5,743,479	100%

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	March 31, 2005		March 31, 2004		December 31, 2004

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

			(Dollars in thousands)

Branch	$2,543,879	42%	$1,780,396	37%	$2,271,605	40%

Internet	608,432	10%	523,622	11%	579,503	10%

Telebanking	703,017	12%	462,997	10%	639,584	11%

Money desk	1,604,191	26%	1,324,367	28%	1,630,199	28%

Custodial	646,370	10%	658,387	14%	622,588	11%

Total deposits	$6,105,889	100%	$4,749,769	100%	$5,743,479	100%

      Included in deposits at March 31, 2005, December 31, 2004, and March 31, 2004 were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $646.4 million, $622.6 million and $658.4 million, respectively.
Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase IndyMac Bancorp’s common stock. As part of this transaction, IndyMac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp common stock under its share repurchase program (see “Share Repurchase Activities” on page 49).
      In both July and December 2003, two trusts formed by us each issued $30.0 million of trust preferred securities, yielding 6.05% and 6.30%, respectively. In December 2004, a trust formed by us issued an additional $30.0 million of trust preferred securities with a yield of 5.83%. In each of these transactions, IndyMac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The yield on the subordinated debentures and the common securities in each of these transactions matches the yields on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.
      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The subordinated debentures underlying the trust preferred securities, which represent the liabilities due from IndyMac Bancorp to the trusts, amounted to $215.4 million and $215.2 million at March 31, 2005, and December 31, 2004, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.
Other Borrowings, Excluding Subordinated Debentures underlying Trust Preferred securities
      Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $3.0 billion at March 31, 2005, from $2.9 billion at December 31, 2004. The increase of $96.4 million was primarily the result of additional draws on our credit facilities to fund mortgage loan originations.
      At March 31, 2005, we had $5.2 billion in committed financing facilities, of which $3.0 billion was utilized and $482.6 million was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of March 31, 2005, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.
PRINCIPAL USES OF CASH
      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities totaled $1.2 billion during the first quarter of 2005 and $1.0 billion during the first quarter of 2004. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash (used in) provided by the Company’s operating activities totaled $(18.5) million and $112.2 million for the quarters ended March 31, 2005 and 2004, respectively.
ACCUMULATED OTHER COMPREHENSIVE LOSSES
      Accumulated other comprehensive losses were $4.4 million at March 31, 2005, compared to $20.3 million of losses at December 31, 2004. This decrease in unrealized losses was a result of the increase in the fair value of the swaps and swaptions designated as cash flow hedges of floating rate borrowings, partially offset by the decrease in the fair value of securities classified as available for sale. It should be noted that accumulated other comprehensive gain or loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated other comprehensive gain or loss is not a component of the determination of regulatory capital.
REGULATORY CAPITAL REQUIREMENTS
      IndyMac Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that IndyMac Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk-weighted assets. This particular condition expired on July 1, 2003. As of March 31, 2005, IndyMac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.
      During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $290.8 million at March 31, 2005.

      The following table presents IndyMac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at March 31, 2005. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing IndyMac’s total risk-based capital by 25 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:

Tier 1 core	7.35%	7.35%	5.00%

Tier 1 risk-based	11.62%	11.38%	6.00%

Total risk-based	12.10%	11.85%	10.00%
      We believe that, under current regulations, IndyMac Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. IndyMac Bank’s regulatory capital compliance could be impacted, however, by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in our mix of assets, interest rate fluctuations, loan loss provisions and credit losses, or significant changes in the economy in areas where we have most of our loans. Any of these factors could cause our actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of IndyMac Bank to meet its future minimum capital requirements.
OFF-BALANCE SHEET ARRANGEMENTS
      In the ordinary course of our business, we engage in financial transactions that are not recorded on our balance sheet. These transactions are structured to manage our interest rate, credit or liquidity risks, to diversify funding sources or to optimize our capital usage.
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
      In connection with our loan sales that are securitization transactions, there are $26.1 billion in loans owned by off-balance sheet trusts as of March 31, 2005. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales.
      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. MSRs, AAA-rated interest-only securities, prepayment penalty and residual securities were $734.2 million, $83.1 million, $45.6 million, and $131.4 million, respectively, at March 31, 2005.
      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS
      The following table summarizes our material contractual obligations as of March 31, 2005. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Payment Due

	April 1, 2005	January 1, 2006	January 1, 2008
	through	through	through	After
	December 31, 2005	December 31, 2007	December 31, 2009	December 31, 2009	Total

	(Dollars in thousands)

Deposits Without a Stated Maturity	$1,431,759	$—	$—	$—	$1,431,759

Custodial Accounts and Certificates of Deposits	3,617,621	1,055,152	1,357	—	4,674,130

FHLB Advances	4,836,000	1,822,000	50,000	—	6,708,000

Repurchase Agreements	2,045,977	—	—	—	2,045,977

HELOC Notes(1)	—	—	—	997,287	997,287

CMOs	—	—	—	184	184

Trust Preferred Debentures	—	—	—	215,369	215,369

Accrued Interest Payable	63,254	—	—	—	63,254

Deferred Compensation	—	—	—	30,662	30,662

Operating Leases(2)	14,845	41,174	34,243	32,831	123,093

Employment Agreements(3)	7,119	11,150	—	—	18,269

Purchase Obligations	—	3,579	—	—	3,579

Total	$12,016,575	$2,933,055	$85,600	$1,276,333	$16,311,563

(1)	HELOC notes are non-recourse and secured by AAA-rated HELOC certificates.

(2)	Total lease commitments are net of sublease rental income.

(3)	Represents compensation for nine senior executives and includes both base salary and estimated bonuses. Amount is calculated based on the terms in their respective written employment agreements.
      A schedule of significant commitments at March 31, 2005 follows:

Payment Due

(Dollars in thousands)

Undisbursed loan commitments:

Builder construction	$780,137

Consumer construction	1,058,719

HELOCs	412,044

Revolving warehouse lending	19,875

Letters of credit	$9,420
      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle claims based on breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993 through March 31, 2005, we have sold $138.9 billion in loans and repurchased $159.5 million loans, or 0.11% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending and expected claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels and the assessment of the probability of vendor or investor claims, which is included in other liabilities on the consolidated balance sheets. The balance in this reserve totaled $36.4 million at March 31, 2005. See the “Secondary Market Reserve” section on page 47 for further information.

KEY OPERATING RISKS
      Like all businesses, we assume a certain amount of risk in order to earn returns on our capital. The following is a summary discussion of key operating risks. For further information on these and other key operating risks, refer to IndyMac’s annual report on Form 10-K for the year ended December 31, 2004.
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
VALUATION RISK
      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of active market quotations or sale information to value such assets. The assets include MSRs, AAA-rated interest-only securities, prepayment penalty securities, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented approximately 5% of total assets and 69% of total equity at March 31, 2005. The fair value of these assets could vary significantly as market conditions change. We periodically obtain appraisals from mortgage servicing brokers who benchmark our valuation assumptions to those of our industry peers and consider this information in the estimation of fair value.
CREDIT RISK
      A significant portion of our investment portfolio consists of prime residential SFR loans held for investment and non-investment grade securities and residual securities collateralized by mortgage loans. We also provide construction loans to consumers and developers to build residential properties. The credit risk profile on consumer loans is very similar to that of our permanent mortgage loans, while builder construction loans tend to have a higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At March 31, 2005, the book value of these non-core portfolios was $43.3 million, net of reserves.
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

LIQUIDITY RISK
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
CYCLICAL INDUSTRY
      The mortgage industry is a cyclical business that generally performs better in a low interest rate environment such as the current one. The environment of historically low interest rates over the past three years has been very favorable for mortgage bankers, such as us. As the industry transitions to a higher interest rate environment, the demand for mortgage loans is expected to decrease, which would cause a lower level of growth, or even a reduction, in earnings per share, in the short run. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for mortgage loans. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in our mortgage loan volume. We have continued to grow our investment in mortgage loans to provide a level of core net interest income in an effort to mitigate the cyclicality.
COMPETITION
      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 2% during the first quarter of 2005. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.
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
      The Company’s financial condition and results of operations are reported in accordance with U.S. GAAP. While not impacting economic results, future changes in accounting principles issued by various accounting standard setters could impact our operational results as reported under U.S. GAAP.
      Additionally, political conditions could impact the Company’s earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in which the Company operates.
GEOGRAPHIC CONCENTRATION
      A majority of our loans are geographically concentrated in certain states, including California, New York, Florida and New Jersey with 51% of our loan receivable balance at March 31, 2005 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.
BUSINESS EXECUTION AND TECHNOLOGY RISK
      Our business performance is highly dependent on solidly executing our hybrid thrift/mortgage banking business model. We must properly price and continue to expand our products, customer base and market share. In addition, the execution of our hedging activities is critical as we have significant exposure to changes in interest rates.
      We are highly dependent on the use of technology in all areas of our business and we must take advantage of advances in technology to stay competitive. There are no guarantees as to our degree of success in anticipating and taking advantage of technological advances or that we will be more successful in the use of technology than our competitors.
CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
      Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated agency interest-only securities, prepayment penalty securities, MSRs and non-investment grade and residual securities, (2) derivatives hedging instruments and hedge accounting, (3) our allowance for loan losses (“ALL”) and (4) our secondary market reserve.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      See “Overall Interest Rate Risk Management” beginning on page 43 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS
INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	Unaudited
	(Dollars in thousands)

Assets

Cash and cash equivalents	$413,536	$356,157

Securities classified as trading ($48.8 million and $54.4 million pledged as collateral for borrowings at March 31, 2005 and December 31, 2004, respectively)	223,328	235,036

Securities classified as available for sale, amortized cost of $3.4 billion and $3.5 billion at March 31, 2005 and December 31, 2004, respectively ($2.2 billion and $2.3 billion pledged as collateral for borrowings at March 31, 2005 and December 31, 2004, respectively)	3,375,829	3,454,435

Loans receivable:
Loans held for sale

Prime	3,617,995	3,491,064

Subprime	550,381	563,274

HELOC	363,474	358,410

Consumer lot loans	151,171	32,824

Total loans held for sale	4,683,021	4,445,572

Loans held for investment

SFR mortgage	5,059,627	4,458,784

Consumer construction	1,451,370	1,443,450

Builder construction	670,977	643,116

HELOC	46,474	45,932

Land and other mortgage	170,759	158,471

Allowance for loan losses	(53,493)	(52,891)

Total loans held for investment	7,345,714	6,696,862

Total loans receivable ($8.1 billion pledged as collateral for borrowings at March 31, 2005 and December 31, 2004)	12,028,735	11,142,434

Mortgage servicing rights	734,238	640,794

Investment in Federal Home Loan Bank stock	427,148	390,716

Interest receivable	83,095	78,827

Goodwill and other intangible assets	81,281	81,445

Foreclosed assets	16,464	19,161

Other assets	582,673	426,639

Total assets	$17,966,327	$16,825,644

	March 31,	December 31,
	2005	2004

	Unaudited
	(Dollars in thousands)

Liabilities and Shareholders’ Equity

Deposits	$6,105,889	$5,743,479

Advances from Federal Home Loan Bank	6,708,000	6,162,000

Other borrowings	3,258,818	3,162,241

Other liabilities	564,659	493,953

Total liabilities	16,637,366	15,561,673

Shareholders’ Equity

Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—

Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 91,644,666 shares (62,457,622 outstanding) at March 31, 2005, and issued 91,168,915 shares (61,995,480 outstanding) at December 31, 2004	916	912

Additional paid-in-capital	1,193,127	1,186,682

Accumulated other comprehensive loss	(4,377)	(20,304)

Retained earnings	659,602	616,516

Treasury stock, 29,187,044 shares and 29,173,435 shares at March 31, 2005 and December 31, 2004, respectively	(520,307)	(519,835)

Total shareholders’ equity	1,328,961	1,263,971

Total liabilities and shareholders’ equity	$17,966,327	$16,825,644

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months
	Ended March 31,

	2005	2004

	(Unaudited)
	(Dollars in thousands,
	except per share data)

Interest income

Mortgage-backed and other securities	$51,324	$26,855
Loans held for sale

Prime	57,297	44,331

Subprime	14,497	8,508

HELOC	6,352	—

Consumer lot loans	1,237	1,907

Total loans held for sale	79,383	54,746
Loans held for investment

SFR mortgage	52,000	49,218

Consumer construction	19,271	15,995

Builder construction	13,007	7,526

HELOC	583	6,359

Land and other mortgage	3,637	2,978

Total loans held for investment	88,498	82,076

Other	4,393	2,882

Total interest income	223,598	166,559

Interest expense

Deposits	35,892	22,482

Advances from Federal Home Loan Bank	52,713	30,920

Other borrowings	30,573	19,224

Total interest expense	119,178	72,626

Net interest income	104,420	93,933

Provision for loan losses	2,490	1,500

Net interest income after provision for loan losses	101,930	92,433

Other income

Gain on sale of loans	144,322	83,668

Service fee (loss) income	4,418	(3,144)

(Loss) gain on mortgage-backed securities, net	(4,646)	(4,987)

Fee and other income	22,078	16,722

Total other income	166,172	92,259

Net revenues	268,102	184,692

Other expense

Operating expenses	159,266	115,198

Amortization of other intangible assets	157	188

Total other expense	159,423	115,386

Earnings before provision for income taxes and minority interests	108,679	69,306

Provision for income taxes	42,928	27,376

Net earnings before minority interests	65,751	41,930

Minority interests	275	—

Net earnings	$65,476	$41,930

Earnings per share:

Basic	$1.06	$0.74

Diluted	$1.01	$0.70

Weighted-average shares outstanding:

Basic	61,798	56,997

Diluted	64,763	59,791

Dividends declared per share	$0.36	$0.25
The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)

Balance at December 31, 2003	56,760,313	$859	$1,043,856	$(26,454)	$518,408		$(519,238)	$1,017,431

Common stock options exercised	944,774	10	20,507	—	—	$—	—	20,517

Net directors’ and officers’ notes receivable payments	—	—	33	—	—	—	—	33

Deferred compensation, restricted stock	93,952	—	504	—	—	—	—	504

Net unrealized gain on mortgage-backed securities available for sale	—	—	—	11,849	—	11,849	—	11,849

Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(22,119)	—	(22,119)	—	(22,119)

Purchases of common stock	(17,452)	—	—	—	—	—	(533)	(533)

Cash dividends	—	—	—	—	(14,308)	—	—	(14,308)

Net earnings	—	—	—	—	41,930	41,930	—	41,930

Total comprehensive income	—	—	—	—	—	$31,660	—	—

Balance at March 31, 2004	57,781,587	$869	$1,064,900	$(36,724)	$546,030		$(519,771)	$1,055,304

Balance at December 31, 2004	61,995,480	$912	$1,186,682	$(20,304)	$616,516		$(519,835)	$1,263,971

Common stock options exercised	214,317	2	5,387	—	—	$—	—	5,389

Deferred compensation, restricted stock	261,434	2	1,058	—	—	—	—	1,060

Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(10,027)	—	(10,027)	—	(10,027)

Net unrealized gain on derivatives used in cash flow hedges	—	—	—	25,954	—	25,954	—	25,954

Purchases of common stock	(13,609)	—	—	—	—	—	(472)	(472)

Cash dividends	—	—	—	—	(22,390)	—	—	(22,390)

Net earnings	—	—	—	—	65,476	65,476	—	65,476

Total comprehensive income	—	—	—	—	—	$81,403	—	—

Balance at March 31, 2005	62,457,622	$916	$1,193,127	$(4,377)	$659,602		$(520,307)	$1,328,961

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:

Net earnings	$65,476	$41,930

Adjustments to reconcile net earnings to net cash used in operating activities:

Total amortization and depreciation	54,201	43,313

Provision for valuation adjustment of mortgage servicing rights	(12,859)	53,433

Gain on sale of loans	(144,322)	(83,668)

Loss on mortgage-backed securities, net	4,646	4,987

Provision for loan losses	2,490	1,500

Net increase in deferred tax liability	25,100	8,243

Net (increase) decrease in other assets and liabilities	(13,276)	42,446

Net cash (used in) provided by operating activities before activity for trading securities and loans held for sale	(18,544)	112,184

Net sales (purchases) of trading securities	14,559	(5,199)

Net purchases of loans held for sale	(1,209,338)	(1,025,454)

Net cash used in operating activities	(1,213,323)	(918,469)

Cash flows from investing activities:

Net sales (purchases) of and payments from loans held for investment	262,350	(44,928)

Net sales (purchases) of mortgage-backed securities available for sale	75,047	(151,562)

Net (increase) decrease in investment in Federal Home Loan Bank stock, at cost	(36,432)	25,548

Net increase in warehouse lending	(125)	—

Net purchases of property, plant and equipment	(17,482)	(9,192)

Net cash provided by (used in) investing activities	283,358	(180,134)

Cash flows from financing activities:

Net increase in deposits	362,410	398,996

Net increase (decrease)in advances from Federal Home Loan Bank	546,000	(175,000)

Net increase in borrowings	96,407	954,276

Net proceeds from stock options and notes receivable	5,389	20,550

Cash dividends paid	(22,390)	(14,308)

Purchases of common stock	(472)	(533)

Net cash provided by financing activities	987,344	1,183,981

Net increase in cash and cash equivalents	57,379	85,378

Cash and cash equivalents at beginning of period	356,157	115,485

Cash and cash equivalents at end of period	$413,536	$200,863

Supplemental cash flow information:

Cash paid for interest	$108,338	$63,121

Cash paid for income taxes	$10,404	$4,443

Supplemental disclosure of non-cash investing and financing activities:

Net transfer of loans held for sale to loans held for investment	$924,889	$195,037

Recharacterization of loans to mortgage-backed securities available for sale	$—	$500,012

Net transfer of mortgage servicing rights to trading securities	$5,127	$—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION
      IndyMac Bancorp, Inc. is a savings and loan holding company. References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” “we” or “us” refer to IndyMac Bancorp and its consolidated subsidiaries.
      The consolidated financial statements include the accounts of IndyMac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“Indymac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in IndyMac’s majority-owned subsidiary are included in “other liabilities” on the consolidated balance sheets and the minority interests on IndyMac’s earnings are reported separately. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2004.

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified-retrospective method, revising all prior periods. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. We will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.
      On March 3, 2005, the FASB Staff issued FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position is effective in the second quarter of 2005 and is not expected to have a material impact on our consolidated financial statements.
      At the April 13, 2005 FASB Board meeting, the Board authorized the final drafting of certain amendments to Statement on Financial Accounting Standards No. 140, Accounting for Transfers and

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) regarding beneficial interests and servicing rights. Management is currently monitoring and evaluating the potential impact of these various amendments, including the proposed one-time irrevocable election to move servicing rights from a LOCOM to a fair value accounting basis, which management intends to adopt as soon as such election becomes available.
      Additionally, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which addresses the accounting for differences between contractual cash flows and expected cash flows related to purchased debt securities and loans held for investment, if those differences are attributable, at least in part, to credit quality. The Company adopted SOP 03-3 on January 1, 2005 and there was no cumulative adjustment required.

NOTE 3 —	MORTGAGE-BACKED SECURITIES AND AGENCY NOTES
      As of March 31, 2005 and December 31, 2004, our MBS and agency notes were comprised of the following:

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)

Mortgage-backed securities — Trading

AAA-rated and agency interest-only securities	$83,080	$90,658

AAA-rated principal-only securities	1,113	18,598

Prepayment penalty securities	45,649	33,451

Other investment grade securities	9,263	9,219

Other non-investment grade securities	100	4,198

Non-investment grade residual securities	84,123	78,912

Total mortgage-backed securities — Trading	$223,328	$235,036

Mortgage-backed securities and agency notes — Available for sale

AAA-rated non-agency securities	$3,101,050	$3,166,600

AAA-rated agency securities	13,091	14,903

Other investment grade securities	134,769	137,603

Other non-investment grade securities	79,668	78,854

Non-investment grade HELOC residual securities	47,251	56,475

Total mortgage-backed securities and agency notes — Available for sale	$3,375,829	$3,454,435

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of March 31, 2005

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

			(Dollars in thousands)

Securities — Available for Sale:

AAA-rated agency securities	$—	$—	$(200)	$7,481	$(200)	$7,481

AAA-rated non-agency securities	(13,127)	1,125,155	(25,167)	917,930	(38,294)	2,043,086

Other investment grade securities	(319)	45,728	—	—	(319)	45,728

Other non-investment grade securities	(19)	635	—	—	(19)	635

Total Securities — Available for Sale	$(13,465)	$1,171,518	$(25,367)	$925,411	$(38,832)	$2,096,930

      The securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 6% or less of their respective amortized cost basis.

NOTE 4 —	SEGMENT REPORTING
      For this quarter, we have realigned our segments from the previous four operating segments structure based on products and customers to two primary operating segments, the mortgage banking and the thrift segments. They more clearly highlight our hybrid thrift/mortgage banking business model and are consistent with the way we manage and evaluate our business. Additionally, we moved the mortgage servicing and retained assets division to become a part of our mortgage banking segment as we believe the ability to service mortgage loans is an integral part of our mortgage banking business. These segment results depict our profitability by channel of origination. Each channel’s results include the impact of intercompany transactions between channels, which are eliminated in consolidation. Additionally, these segment changes provide clear transparency to the two primary activities in our hybrid model-mortgage banking with high asset turn and high returns on equity and thrift investing characterized by lower but more consistent returns on equity. Prior period segment results have been revised to conform to this new presentation.
      Operating channels that originate mortgage loans are credited with gain on sale at funding based on the estimated fair value. Any difference between the actual gain on sale realized and the estimate is credited or charged to the operating channel in the period the loan is sold or transferred to the held for investment portfolio. Differences between the gain on sale credited to the operating channels and the consolidated gain on sale due to timing of loan sales or transfers to the held for investment portfolio are eliminated in consolidation. The Company uses a funds transfer pricing (“FTP”) system to allocate interest income and expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the “Other.” Also included in the “Other” are unallocated corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information for the three months ended March 31, 2005 and 2004, was as follows:

						Total
	Mortgage Banking			Thrift	Other	Company

		MSRs	Loan
	Production	and	Servicing
	Divisions	Retained Assets	Operations

	(Dollars in thousands)

Three months ended March 31, 2005

Net interest income (expense)	$26,637	$14,674	$(302)	$60,051	$3,360	$104,420

Net revenues (expense)	202,537	20,021	65	74,834	(29,355)	268,102

Net earnings (loss)	70,850	8,610	(3,453)	34,693	(45,224)	65,476

Allocated capital	346,919	252,155	5,564	564,206	84,704	1,253,548

Assets as of March 31, 2005	$3,950,736	$1,456,979	$69,907	$11,469,063	$1,019,642	$17,966,327

Return on equity	83%	14%	NA	25%	NA	21%

Three months ended March 31, 2004

Net interest income (expense)	$30,228	$14,914	$—	$53,384	$(4,593)	$93,933

Net revenues (expense)	117,343	12,440	484	61,759	(7,334)	184,692

Net earnings (loss)	33,470	4,258	(2,228)	28,680	(22,250)	41,930

Allocated capital	173,245	200,874	—	483,189	186,014	1,043,322

Assets as of March 31, 2004	$4,507,087	$1,572,009	$54,894	$9,751,579	$940,075	$16,825,644

Return on equity	78%	9%	NA	24%	NA	16%

NOTE 5 —	STOCK-BASED COMPENSATION
      We have two stock incentive plans, the 2002 Incentive Plan, as Amended and Restated, and the 2000 Stock Incentive Plan, as amended (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Options and awards are granted at the average market price of our common stock on the date of grant, and vest over varying periods. Options expire ten years from the date of grant. Unearned compensation on stock awards is being amortized to compensation expense over the service period, not exceeding five years, and is recorded as a reduction in shareholders’ equity.
      As mentioned in Note 2, the Company will adopt SFAS No. 123(R) on January 1, 2006, which requires the recognition of compensation expenses related to stock options, and will revise all prior periods in accordance with SFAS No. 123(R) at the time of adoption. When revising prior periods under the modified-retrospective-transition method, the compensation cost recognized in prior periods will be the same as previously reported in the pro forma disclosures.
      For the first quarter of 2005, we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide disclosures on pro forma net income and pro forma basic and diluted earnings per share as if the fair value method had been applied to all stock awards as required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table discloses the pro forma net income and pro forma basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,

	2005	2004

	(Dollars in thousands,
	except per share data)

Net Earnings

As reported	$65,476	$41,930

Stock-based compensation expense	(2,725)	(2,885)

Tax effect	779	1,140

Pro forma	$63,530	$40,185

Basic Earnings Per Share

As reported	$1.06	$0.74

Pro forma	$1.03	$0.71

Diluted Earnings Per Share

As reported	$1.01	$0.70

Pro forma	$0.98	$0.67
      During the three months ended March 31, 2005 and 2004, we recognized compensation expense of $1.1 million ($640,000, net of taxes) and $504,000 ($305,000, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

NOTE 6 —	DEFINED BENEFIT PENSION PLAN NET PERIODIC COST
      We provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees hired prior to January 1, 2003. Employees hired after December 31, 2002 are not eligible for the DBP Plan. The net periodic benefit cost of the DBP Plan, which is based on actuarial assumptions, is presented in the following table for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,

	2005	2004

	(Dollars in thousands)

Service cost	$1,812	$1,480

Interest cost	507	358

Expected return on assets	(453)	(294)

Recognized actuarial loss	139	103

Amortization of prior service cost	14	14

Net periodic expense	$2,019	$1,661

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average assumptions used in computing the net periodic benefit cost as of March 31, 2005 and 2004 were as follows:

	Three Months
	Ended March 31,

	2005	2004

Discount rate for net periodic costs	6.00%	6.00%

Rate of compensation increase	4.00%	4.00%

Expected return on assets	7.50%	7.50%
      The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $8.0 million to the DBP Plan in 2005 for the 2004 plan year. The contribution will be made as a lump sum payment later during 2005. No contribution was made during the quarter ended March 31, 2005.

NOTE 7 —	LEGAL MATTERS
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending or threatened legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. While the Company can give no assurance that it will prevail on all claims made against it or that reserves the Company has established will be sufficient to satisfy any resulting liabilities, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods.
      Included in the current period operating expense is a $6 million pretax charge for the settlement of a previously disclosed class action lawsuit involving employee classification and overtime matters. The settlement was agreed to by the parties during the quarter ended March 31, 2005, and management believes that the charge is sufficient to fully resolve the matter. Management has taken steps to reduce the likelihood of future wage/hour claims. However, there can be no assurance that similar future claims will not occur.

ITEM 4.	CONTROLS AND PROCEDURES
      The management of IndyMac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of IndyMac’s disclosure controls and procedures. Based on that evaluation, management concluded that IndyMac’s disclosure controls and procedures as of March 31, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
      There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to March 31, 2005.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending or threatened legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. While the Company can give no assurance that it will prevail on all claims made against it or that reserves the Company has established will be sufficient to satisfy any resulting liabilities, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods.
      Included in the current period operating expense is a $6 million pretax charge for the settlement of a previously disclosed class action lawsuit involving employee classification and overtime matters. The settlement was agreed to by the parties during the quarter ended March 31, 2005, and management believes that the charge is sufficient to fully resolve the matter. Management has taken steps to reduce the likelihood of future wage/hour claims. However, there can be no assurance that similar future claims will not occur.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      See “Share Repurchase Activities” beginning on page 49 for a discussion of share repurchases conducted by IndyMac during the first quarter of 2005.

ITEM 6.	EXHIBITS

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on April 27, 2005.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ Michael W. Perry

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Scott Keys

Scott Keys
Executive Vice President
and Chief Financial Officer