Form 10-Q
period 2005-06-30
INDYMAC BANCORP INC
filed 2005-07-28
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-8972
INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 North Lake Avenue, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)
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
Common stock outstanding as of July 22, 2005: 63,495,866 shares

FORM 10-Q QUARTERLY REPORT
For the Period Ended June 30, 2005

FORWARD-LOOKING STATEMENTS
      This Form 10-Q contains statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our projected financial condition and results of operations, plans, objectives, future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “goal,” “target” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties that could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our key operating risks, refer to “Key Operating Risks” beginning on page 61 and to IndyMac’s annual report on Form 10-K for the year ended December 31, 2004.
      References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three and six months ended June 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HIGHLIGHTS FOR THE QUARTER
      Highlights for the quarters ended June 30, 2005, June 30, 2004 and March 31, 2005, were as follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2005	2004(1)	2005	2005	2004(1)

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$94	$104	$102	$196	$196
Gain on sale of loans	159	118	144	304	202
Other income	35	(24)	7	42	(26)
Net revenues	289	198	253	542	372
Operating expenses	151	108	145	296	212
Net earnings	83	55	65	149	96
Basic earnings per share	1.33	0.94	1.06	2.40	1.68
Diluted earnings per share	$1.26	$0.90	$1.01	$2.28	$1.60
Other Per Share Data
Dividends declared per share	$0.38	$0.30	$0.36	$0.74	$0.55
Book value per share at end of quarter	22.12	19.35	21.28	22.12	19.35
Closing price per share	$40.73	$31.60	$34.00	$40.73	$31.60
Average Common Shares (in thousands)
Basic	62,304	58,137	61,798	62,052	57,548
Diluted	65,799	60,588	64,763	65,281	60,180

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2005	2004(1)	2005	2005	2004(1)

	(Dollars in millions, except per share data)
Performance Ratios
Return on average equity (annualized)	25.25%	19.46%	21.18%	23.29%	17.88%
Return on average assets (annualized)	1.67%	1.29%	1.43%	1.55%	1.23%
Dividend payout ratio(2)	30.16%	33.33%	35.64%	32.46%	34.38%
Net interest income to pretax income after minority interest	70.04%	118.65%	96.32%	81.62%	125.99%
Average cost of funds	3.26%	2.29%	2.98%	3.13%	2.30%
Net interest margin	2.08%	2.75%	2.49%	2.28%	2.78%
Efficiency ratio(3)	52%	54%	57%	54%	56%
Capital to net revenue ratio(4)	113.43%	139.68%	122.49%	117.67%	144.19%
Capital adjusted efficiency ratio(5)	59%	75%	69%	64%	81%
Operating expenses to loan production	1.02%	1.11%	1.21%	1.10%	1.26%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$18,561	$15,669	$17,039	$17,800	$14,519
Average equity	$1,321	$1,127	$1,254	$1,287	$1,085
Debt to equity ratio(6)	12.8:1	12.1:1	12.5:1	12.8:1	12.1:1
Core capital ratio(7)	7.22%	7.65%	7.35%	7.22%	7.65%
Risk-based capital ratio(7)	11.77%	12.47%	11.85%	11.77%	12.47%
Non-performing assets to total assets	0.38%	0.73%	0.54%	0.38%	0.73%
Allowance for loan losses to total loans held for investment	0.72%	0.76%	0.72%	0.72%	0.76%
Allowance for loan losses and other credit reserves to non-performing loans	101.43%	78.48%	80.73%	101.43%	78.48%
Allowance for loan losses to annualized net charge-offs	739.05%	521.70%	708.33%	726.93%	580.18%
Provision for loan losses to net charge-offs	131.60%	126.48%	131.89%	131.68%	103.30%
Other Selected Items
Loans serviced for others(8)	$63,676	$34,618	$55,995	$63,676	$34,618
Loan production(9)	14,831	9,727	11,975	26,806	16,873
Pipeline of mortgage loans in process	8,294	5,179	7,489	8,294	5,179
Loans sold	$11,534	$7,638	$9,654	$21,188	$12,524
Net margin on sale of loans	1.38%	1.55%	1.49%	1.43%	1.61%

(1)	For the three and six months ended June 30, 2004, the data is presented on a pro forma basis excluding the effect of change in accounting principle for rate lock commitments under SAB No. 105 of $52.2 million before-tax. A full reconciliation between the pro forma amounts and amounts calculated in accordance with generally accepted accounting principles, or GAAP, is as follows:

	Three Months Ended			Six Months Ended

	June 30,		June 30,	June 30,	June 30,
	2004		2004	2004	2004
	GAAP	Adjustments	Pro Forma	GAAP	Pro Forma

	(Dollars in millions, except per share data)
Gain on sale of loans	$66	$52	$118	$150	202
Net revenues	146	52	198	319	372
Other expense	108	—	108	212	212
Income taxes	15	20	35	42	63

Net earnings	$23	$32	$55	$65	$96

Diluted earnings per share	$0.38	$0.52	$0.90	$1.08	$1.60
Return on average equity (annualized)	8.19%		19.46%	12.02%	17.88%
Return on average asset (annualized)	0.54%		1.29%	0.83%	1.23%

(2)	Dividends declared per common share as a percentage of diluted earnings per share.

(3)	Defined as operating expenses divided by net interest income and other income.

(4)	Average equity divided by net interest income and other income.

(5)	Efficiency ratio multiplied by the capital to net revenue ratio.

(6)	Debt includes deposits.

(7)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

(8)	Represents the unpaid principal balance on loans sold with servicing retained by IndyMac.

(9)	Includes newly originated commitments on construction loans and warehouse lending.
OVERALL RESULTS
      The second quarter ended June 30, 2005 was a record setting quarter for IndyMac Bancorp, achieving record production of $14.8 billion, record quarterly earnings per share of $1.26, and record total assets of $19.4 billion as of June 30, 2005. Our second quarter results reflected the ability of our thrift/mortgage banking business model to generate stable to increasing earnings throughout various interest rate environments.
      The Company achieved a new record of total production of $14.8 billion, of which $14.2 billion were record mortgage production, in the second quarter of 2005, an increase of 52% over the second quarter of 2004 and an increase of 24% from the prior record achieved in the first quarter of 2005. Based on this production and the mortgage industry volume published by Mortgage Bankers Association on July 12, 2005, our mortgage industry market share increased to 1.82%,(1) up 56% from 1.17% a year ago. In addition to the strong production results, our loan sales volume and average earning assets reached record levels of $11.5 billion and $18.6 billion, respectively, this quarter, offsetting the decreases in net interest and gain on sale margins. The quarterly earnings per share for the second quarter of 2005 were a record $1.26, an increase of 40% from the pro forma $0.90 per share in the second quarter of 2004 and an increase of 25% from the record earnings per share of $1.01 in the first quarter of 2005.
      In addition to solid performance in the Company’s origination and portfolio businesses, the focus on interest rate risk management played a significant role during the quarter. Long-term interest rates declined approximately 60 basis points during the quarter while short-term rates rose 50 basis points. While the flatter yield curve resulted in a decrease in the net interest margin compared to prior quarters, the trade-off was higher loan production volumes and higher revenues earned on loans sold. The Company’s strategy with respect to interest rate risk management is to hedge in order to protect performance, not to trade or hold a bias for short-term gains.
      As indicated in Note 1 to the consolidated financial statements, in the current period the Company changed its basis of presentation of the deferral of certain fees collected and related incremental direct costs associated with originating loans under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”). The Company previously classified the initial deferral of the incremental direct

(1)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all of our channels (the numerator) divided by the MBA’s estimate of the overall mortgage market (the denominator) per their July 12, 2005 Mortgage Finance Forecast. As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with its methodologies for reporting market share of IndyMac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise in the absolute sense, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

origination costs net of the fees collected on the loans as a net reduction in operating expenses but during this period we have revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income and the deferral of the incremental direct origination costs as a reduction of operating expenses. All prior periods have been revised to agree with the current period presentation. This revision had no impact on reported earnings or the balance sheet in the current period or in any prior period. Certain performance ratios based on net revenues or operating expenses have been revised accordingly.
OUR BUSINESS
      IndyMac is the holding company for IndyMac Bank®, the largest savings and loan or savings bank in Los Angeles, the 10th largest thrift nationwide based on assets, and the 11th residential originator according to the National Mortgage News. IndyMac is in the business of designing, manufacturing, and distributing cost-efficient financing for the acquisition, development, and improvement of single-family homes. IndyMac also provides financing secured by single-family homes to facilitate consumers’ personal financial goals and strategically invests in single-family mortgage related assets. We facilitate the acquisition, development, and improvement of single-family homes through our award-winning e-MITS® (Electronic Mortgage Information and Transaction System) platform that automates underwriting, risk-based pricing and rate locking on a nationwide basis via the Internet at the point of sale. IndyMac Bank offers highly competitive mortgage products and services that are tailored to meet the needs of both consumers and mortgage professionals.
      During the first quarter of 2005, we realigned our segments from the previous four operating segments structure based on products and customers to two primary operating segments, the mortgage banking and the thrift segments. These two operating segments more clearly highlight our hybrid thrift/mortgage banking business model and are consistent with the way we manage and evaluate our business. Additionally, we moved the retained assets and loan servicing division to become a part of our mortgage banking segment because we believe the ability to service mortgage loans is an integral part of our mortgage banking business. These segment results depict our profitability by channel of origination. Each channel’s results include the impact of intercompany transactions between channels, which are eliminated in consolidation. Additionally, these segment changes provide clear transparency to the two primary activities in our hybrid model: mortgage banking with high asset turn and high returns on equity, and thrift investing characterized by lower but more consistent returns on equity. Prior period segment results have been revised to conform to this new presentation.
      The mortgage banking segment offers many types of home mortgage products, predominantly prime credit quality, to our customers using a technology-based approach across multiple channels on a nationwide basis. Our broad product line includes adjustable-rate mortgages (“ARMs”) offering borrowers multiple payment options, fixed-rate mortgages, both conforming and non-conforming, subprime mortgage and reverse mortgages. Our largest production channel, mortgage professionals, originates or purchases mortgage loans through its relationships with mortgage brokers, mortgage bankers, and financial institutions. We also offer mortgages and reverse mortgages to consumers through channels such as direct mail, Internet leads, online advertising, affinity relationships, real estate professionals, including Realtors, and through our Southern California retail banking branches. This segment generally provides higher returns on invested equity than the thrift segment through quicker asset turnover. We sell the majority of the mortgage loans originated or purchased by this segment on an on-going basis in the secondary market, and to a lesser extent may transfer loans to our thrift segment. In conjunction with the sale of mortgage loans, we generally retain the right to continue to perform the mortgage loan servicing function on behalf of the investors in the loans sold for a specified servicing fee plus late fees and any reinvestment income (mortgage servicing rights or MSRs). We also retain, to a lesser degree than MSRs, certain other servicing-related assets including AAA-rated interest-only securities, prepayment penalty securities associated with prepayment charges on the underlying mortgage loans, non-investment grade securities and residual securities from the sale of mortgage loans. To hedge the prepayment risk embedded in these assets, we use a combination of several financial instruments such as U.S. Treasury securities, principal-only securities, agency debentures, futures, floors, swaps, or options to protect the value of these assets. The principal sources of revenue for the mortgage banking segment include gain on sale of mortgage loans, fee income and net interest income during the period loans are held pending sale and service fee income related to the MSRs.
      In an effort to diversify and stabilize company-wide earnings, mitigate, to an extent, the cyclicality of our mortgage banking segment, and leverage our capital and infrastructure as a nationwide mortgage lender and an FDIC-insured financial institution, we allocate capital to invest in certain of our mortgage loan products and other specialty mortgage products and commercial loans in our thrift segment. The focus of this segment is the generation of core stable net interest income to provide a return on invested capital with minimum threshold returns established for various types of investments based on the underlying risks of the investments. The principal investments in this segment include single-family residential (“SFR”) mortgage loans (predominantly prime ARMs), construction financing for single-family residences or lots provided directly to individual consumers, builder construction financing facilities for larger residential subdivision loans, home equity lines of credit (“HELOCs”), and mortgage-backed securities. Additionally, beginning in 2005, we reentered the warehouse lending business, which provides short-term revolving warehouse lending facilities to small-to-medium size mortgage bankers and brokers to finance mortgage loans from the closing of the loans until they are sold. The thrift segment leverages the mortgage banking segment’s infrastructure as a source for much of its investments. Revenues generated by the thrift segment are primarily net interest income on loans and securities, and to a lesser extent, gain on sale of loans and service fee income on HELOCs.
      The following tables summarize the Company’s financial results for the three months ended June 30, 2005, illustrating the revenues earned by its two primary segments via each of its operating channels. The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules.
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

      The following table summarizes the segment financial highlights for the three months ended June 30, 2005:

	Mortgage Banking

		MSRs and	Loan
	Production	Other Retained	Servicing				Total
	Divisions	Assets	Operations	Total	Thrift	Other	Company

	(Dollars in thousands)
Operating Results
Net interest income	$24,900	$12,219	$(33)	$37,086	$54,775	$4,544	$96,405
Provision for loan losses	—	—	—	—	(2,407)	—	(2,407)
Gain (loss) on sale of loans	194,872	128	—	195,000	15,539	(51,162)	159,377
Gain (loss) on securities	—	14,361	—	14,361	1,005	485	15,851
Service fee income	3,032	(3,691)	—	(659)	1,754	9,704	10,799
Other income	14,541	1,393	520	16,454	8,437	(16,245)	8,646

Net revenues (expense)	237,345	24,410	487	262,242	79,103	(52,674)	288,671
Operating expenses	92,025	7,489	4,827	104,341	20,460	26,233	151,034

Pretax income (loss)	145,320	16,921	(4,340)	157,901	58,643	(78,907)	137,637

Net income (loss)	$87,901	$10,237	$(2,626)	$95,512	$35,479	$(47,845)	$83,146

Ratios
Percentage of average total assets	30%	7%	—	37%	58%	5%	100%
Percentage of total revenue	82%	9%	—	91%	27%	(18)%	100%
Percentage of pretax income	106%	12%	(3)%	115%	42%	(57)%	100%
Balance Sheet Data
Average interest-earning assets(1)	$5,689,983	$555,790	$—	$6,245,773	$11,645,739	$669,060	$18,560,572
Average total assets	$5,909,126	$1,397,460	$51,968	$7,358,554	$11,674,360	$985,786	$20,018,700
Allocated capital	$375,397	$235,766	$5,183	$616,346	$601,232	$103,109	$1,320,687
Allocated capital/average total assets	6.35%	16.87%	9.97%	8.38%	5.15%	10.46%	6.60%
Operating Data
Loans produced	$13,196,407	$173,754	$—	$13,370,161	$1,460,746	$—	$14,830,907
Operating expense to loans produced	0.70%	4.31%	N/A	0.78%	1.40%	N/A	1.02%
Loans sold	10,468,343	199,614	N/A	10,667,957	866,143	N/A	11,534,100
Margin on loans sold	1.86%	0.06%	N/A	1.83%	1.79%	N/A	1.38%
Loans serviced for others	5,888,088	—	56,452,036	62,340,124	1,335,821	N/A	63,675,945
Performance Ratios
Return on equity (ROE)	94%	17%	N/A	62%	24%	N/A	25%
Return on assets (ROA)	5.97%	2.94%	N/A	5.21%	1.22%	N/A	1.67%
Net interest margin	1.76%	8.82%	N/A	2.38%	1.89%	N/A	2.08%
Efficiency ratio	39%	31%	N/A	40%	25%	N/A	52%
Capital adjusted efficiency ratio	15%	74%	N/A	23%	46%	N/A	59%
Average FTE	3,621	108	366	4,095	540	990	5,625

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

      The following table provides additional detail on the results for the production divisions of our mortgage banking segment for the three months ended June 30, 2005:

	Mortgage Banking Production Divisions

						Financial
	Mortgage Professionals				Consumer	Freedom
					Direct and	(Reverse
	Wholesale	Correspondent	Conduit	Total	Indirect	Mortgage)	Overhead	Total

	(Dollars in thousands)
Operating Results
Net interest income	$10,193	$2,643	$10,292	$23,128	$1,139	$502	$131	$24,900
Provision for loan losses	—	—	—	—	—	—	—	—
Gain (loss) on sale of loans	132,791	23,203	2,281	158,275	19,369	17,228	—	194,872
Gain (loss) on securities	—	—	—	—	—	—	—	—
Service fee income	(3)	—	—	(3)	—	3,035	—	3,032
Other income	11,565	544	61	12,170	1,723	656	(8)	14,541

Net revenues (expense)	154,546	26,390	12,634	193,570	22,231	21,421	123	237,345
Operating expenses	44,685	4,059	3,623	52,367	19,328	12,665	7,665	92,025

Pretax income (loss)	109,861	22,331	9,011	141,203	2,903	8,756	(7,542)	145,320

Net income (loss)	$66,466	$13,510	$5,452	$85,428	$1,756	$5,280	$(4,563)	$87,901

Ratios
Percentage of average total assets	14%	3%	10%	27%	2%	1%	—	30%
Percentage of total revenue	54%	9%	4%	67%	8%	7%	—	82%
Percentage of pretax income	80%	16%	7%	103%	2%	6%	(5)%	106%
Balance Sheet Data
Average interest-earning assets(1)	$2,769,263	$557,558	$1,979,241	$5,306,062	$277,301	$106,543	$77	$5,689,983
Average total assets	$2,775,633	$558,791	$1,986,474	$5,320,898	$289,208	$218,869	$80,151	$5,909,126
Allocated capital	$155,707	$29,877	$105,996	$291,580	$16,424	$60,148	$7,245	$375,397
Allocated capital/average total assets	5.61%	5.35%	5.34%	5.48%	5.68%	27.48%	9.04%	6.35%
Operating Data
Loans produced	$7,191,986	$1,419,921	$3,206,983	$11,818,890	$738,137	$639,380	$—	$13,196,407
Operating expenses to loans produced	0.62%	0.29%	0.11%	0.44%	2.62%	1.98%	N/A	0.70%
Loans sold	5,821,079	1,205,031	2,271,186	9,297,296	556,611	614,436	N/A	10,468,343
Margin on loans sold	2.28%	1.93%	0.10%	1.70%	3.48%	2.80%	N/A	1.86%
Loans serviced for others	—	—	—	—	—	5,888,088	—	5,888,088
Performance Ratios
Return on equity (ROE)	171%	181%	21%	118%	43%	35%	N/A	94%
Return on assets (ROA)	9.60%	9.70%	1.10%	6.44%	2.44%	9.68%	N/A	5.97%
Net interest margin	1.48%	1.90%	2.09%	1.75%	1.65%	1.89%	N/A	1.76%
Efficiency ratio	29%	15%	29%	27%	87%	59%	N/A	39%
Capital adjusted efficiency ratio	7%	4%	60%	10%	16%	42%	N/A	15%
Average FTE	1,778	170	102	2,050	569	708	294	3,621

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.
Mortgage Banking Production Divisions

Mortgage Professionals	This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions and homebuilders via three channels: wholesale, correspondent and conduit. Mortgage loans could be either funded by us (wholesale) or obtained as closed loans on a flow basis (correspondent) or in bulk purchases (conduit). While the wholesale and correspondent channels focus on producing loans via wholesale and correspondent delivery method, respectively, the production volume by wholesale and correspondent channels do not always correspond strictly with the table-funded (wholesale) and flow (correspondent) delivery method.
Consumer Direct and Indirect	This channel offers consumers mortgage lending through our Web site, direct Internet leads developed through on line advertising, affinity relationships, company referral programs, relationships with Realtors and through our Southern California retail banking branches.
Financial Freedom	This group is responsible for the generation of predominantly reverse mortgage products with senior customers (age 62 or older) via a wholesale relationship sales force and a retail loan officer sales force.
Overhead	Items included in this column primarily represent the mortgage banking segment’s cost for productivity process improvement which do not directly relate to the production generated in the current period.

      The following table provides additional detail on the results for the retained assets and servicing division in our mortgage banking segment for the three months ended June 30, 2005:

	Retained Assets and
	Servicing Division

	MSRs and Other	Loan Servicing
	Retained Assets	Operations

	(Dollars in thousands)
Operating Results
Net interest income	$12,219	$(33)
Provision for loan losses	—	—
Gain (loss) on sale of loans	128	—
Gain on securities	14,361	—
Service fee income	(3,691)	—
Other income	1,393	520

Net revenues (expense)	24,410	487
Operating expenses	7,489	4,827

Pretax income (loss)	16,921	(4,340)

Net income (loss)	$10,237	$(2,626)

Ratios
Percentage of average total assets	7%	—
Percentage of total revenue	9%	—
Percentage of pretax income	12%	(3)%
Balance Sheet Data
Average interest-earning assets(1)	$555,790	$—
Average total assets	$1,397,460	$51,968
Allocated capital	$235,766	$5,183
Allocated capital/average total assets	16.87%	9.97%
Operating Data
Loans produced via retention program	$173,754	$—
Operating expenses to loans produced	4.31%	N/A
Loans sold	199,614	N/A
Margin on loans sold	0.06%	N/A
Loans serviced for others	—	56,452,036
Performance Ratios
Return on equity (ROE)	17%	N/A
Return on assets (ROA)	2.94%	N/A
Net interest margin	8.82%	N/A
Efficiency ratio	31%	N/A
Capital adjusted efficiency ratio	74%	N/A
Average FTE	108	366

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Retained Assets and Servicing Division	The retained assets and servicing division has been realigned with our mortgage banking segment, because we believe the ability to service mortgage loans is integral to obtaining the best execution on our mortgage loan sales. The ability to service mortgage loans provides the Company with additional loan sale channels in the secondary market such as sales to the government sponsored enterprises (“GSEs”) and private-label mortgage securitization transactions. The Company’s objective is to maintain multiple outlets for loan sale distribution to optimize returns and reduce the risk of one or more channels being disrupted.
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

     The following table provides additional detail on the results for divisions of our thrift segment for the three months ended June 30, 2005:

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Subdivision
	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
	Securities	Loans	Lending	Loans	Financing	Lending	Products	Total

	(Dollars in thousands)
Operating Results
Net interest income	$5,838	$17,648	$7,361	$13,076	$10,011	$49	$792	$54,775
Provision for loan losses	—	(700)	—	(573)	(500)	(84)	(550)	(2,407)
Gain (loss) on sale of loans	—	3,056	646	11,827	—	—	10	15,539
Gain (loss) on securities	724	—	397	(116)	—	—	—	1,005
Service fee income	—	278	1,476	—	—	—	—	1,754
Other income	(1)	914	1,788	5,521	138	76	1	8,437

Net revenues (expense)	6,561	21,196	11,668	29,735	9,649	41	253	79,103
Operating expenses	241	462	3,007	12,810	2,693	743	504	20,460

Pretax income (loss)	6,320	20,734	8,661	16,925	6,956	(702)	(251)	58,643

Net income (loss)	$3,824	$12,544	$5,240	$10,240	$4,208	$(425)	$(152)	$35,479

Ratios
Percentage of average total assets	11%	25%	8%	10%	4%	—	—	58%
Percentage of total revenue	2%	8%	4%	10%	3%	—	—	27%
Percentage of pretax income	5%	15%	6%	12%	5%	(1)%	—	42%
Balance Sheet Data
Average interest-earning assets(1)	$2,131,235	$5,050,001	$1,559,134	$2,091,337	$751,327	$12,800	$49,905	$11,645,739
Average total assets	$2,145,998	$5,060,676	$1,574,319	$2,090,807	$745,170	$14,460	$42,930	$11,674,360
Allocated capital	$47,037	$245,109	$97,834	$119,939	$85,547	$1,329	$4,437	$601,232
Allocated capital/average total assets	2.19%	4.84%	6.21%	5.74%	11.48%	9.19%	10.34%	5.15%
Operating Data
Loans produced	$—	$—	$55,716	$772,804	$594,226	$38,000	$—	$1,460,746
Operating expenses to loans produced	N/A	N/A	5.40%	1.66%	0.45%	1.96%	N/A	1.40%
Loans sold	—	111,299	130,497	624,347	—	—	—	866,143
Margins on loans sold	N/A	2.75%	0.50%	1.89%	N/A	N/A	N/A	1.79%
Loans serviced for others	—	—	1,335,821	—	—	—	—	1,335,821
Performance Ratios
Return on equity (ROE)	33%	21%	21%	34%	20%	(128)%	(14)%	24%
Return on assets (ROA)	0.71%	0.99%	1.34%	1.96%	2.27%	(11.79)%	(1.42)%	1.22%
Net interest margin	1.10%	1.40%	1.89%	2.51%	5.34%	1.54%	6.37%	1.89%
Efficiency ratio	4%	2%	26%	42%	27%	NM	63%	25%
Capital adjusted efficiency ratio	7%	6%	54%	42%	56%	NM	87%	46%
Average FTE	5	10	26	377	90	18	14	540

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Mortgage-backed securities (“MBS”)	Assets include AAA-rated agency and private label MBS.
Prime SFR Mortgage Loans	Assets include all single-family residential mortgage loans held for investment other than discontinued products.
Home Equity Lending	This activity focuses on the production of home equity lines of credit (HELOCs) and closed-end seconds through marketing strategies focused on direct interaction with consumers.
Consumer Construction and Lot Loans	This activity provides construction-to-permanent and lot loan financing to individuals who are in the process of building their own homes. This channel leverages our relationship sales force in the mortgage professional channel to produce these products in addition to programs offered directly to consumers.
Subdivision Construction Financing	This division offers financing to subdivision developers.
Warehouse Lending	Through this division, we reentered the warehouse lending business in the first quarter of 2005, providing short-term revolving warehouse lending facilities to small-to-medium size mortgage bankers and brokers from the time the loan is closed until the loan is sold.
Discontinued Products	Home improvement and manufactured housing loans.

     The following table provides additional details on the results for all other business units for the three months ended June 30, 2005:

		Total
		Operating			Corporate	Total
	Eliminations	Results	Deposits	Treasury	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$7,840	$99,701	$—	$(540)	$(2,756)	$96,405
Provision for loan losses	—	(2,407)	—	—	—	(2,407)
Gain (loss) on sale of loans	(51,162)	159,377	—	—	—	159,377
Gain (loss) on securities	485	15,851	—	—	—	15,851
Service fee income	9,704	10,799	—	—	—	10,799
Other income	(17,780)	7,111	618	128	789	8,646

Net revenues (expense)	(50,913)	290,432	618	(412)	(1,967)	288,671
Operating expenses	(13,764)	111,037	3,389	1,487	35,121	151,034

Pretax income (loss)	(37,149)	179,395	(2,771)	(1,899)	(37,088)	137,637

Net income (loss)	$(22,475)	$108,516	$(1,676)	$(1,149)	$(22,545)	$83,146

Ratios
Percentage of average total assets	—	95%	—	4%	1%	100%
Percentage of total revenue	(17)%	101%	—	—	(1)%	100%
Percentage of pretax income	(27)%	130%	(2)%	(1)%	(27)%	100%
Balance Sheet Data
Average interest-earning assets(1)	$—	$17,891,512	$172	$711,067	$(42,179)	$18,560,572
Average total assets	$—	$19,032,914	$32,480	$734,031	$219,275	$20,018,700
Allocated capital	$—	$1,217,578	$1,650	$36,827	$64,632	$1,320,687
Allocated capital/average total assets	N/A	6.40%	5.08%	5.02%	29.48%	6.60%
Operating Data
Loans produced	$—	$14,830,907	$—	$—	$—	$14,830,907
Operating expense to loans produced	N/A	0.75%	N/A	N/A	N/A	1.02%
Loans sold	N/A	11,534,100	N/A	N/A	N/A	11,534,100
Margin on loans sold	N/A	1.38%	N/A	N/A	N/A	1.38%
Loans serviced for others	N/A	63,675,945	N/A	N/A	N/A	63,675,945
Performance Ratios
Return on equity (ROE)	N/A	36%	N/A	N/A	N/A	25%
Return on assets (ROA)	N/A	2.29%	N/A	N/A	N/A	1.67%
Net interest margin	N/A	2.24%	N/A	N/A	N/A	2.08%
Efficiency ratio	N/A	38%	N/A	N/A	N/A	52%
Capital adjusted efficiency ratio	N/A	39%	N/A	N/A	N/A	59%
Average FTE	—	4,635	200	30	760	5,625

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

	Eliminations by Type

	Intercompany	MSR Economic	FAS 91
	Loan Sales	Value	Reclass	Other	Total

	(Dollars in thousands)
Net interest income	$7,840	$—	$—	$—	$7,840
Gain (loss) on sale of loans	(51,162)	—	—	—	(51,162)
Gain (loss) on sale of securities	485	—	—	—	485
Service fee income	4,411	5,293	—	—	9,704
Other income	—	—	(17,780)	—	(17,780)
Operating expenses	—	—	17,780	(4,016)	13,764

	$(38,426)	$5,293	$—	$(4,016)	$(37,149)

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
      Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” requires that certain fees and related incremental direct costs associated with originating loans be deferred when incurred. Net deferred amounts related to loans held for sale are recognized when the loans are sold and are included in the gain on sale of loans. We previously classified the initial deferral of the incremental direct origination costs net of the fees collected on the loans as a net reduction in operating expenses but during this period we have revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income and the deferral of the incremental direct origination costs as a reduction of operating expenses on the consolidated statements of earnings. However, in reporting the operating results of the segments, we have continued to report the deferral of direct origination costs and the fees as a net reduction in operating expenses for consistency with prior periods. The difference between the segment results and the consolidated amount is included in the eliminations as shown above.
      The following table compares the quarterly detail segment results of operations by period:

	Mortgage Banking

		Retained
	Production	Assets and				Total
	Divisions	Servicing	Total	Thrift	Other	Company(1)

	(Dollars in thousands)
Net Revenues
Q2 05	$237,345	$24,897	$262,242	$79,103	$(52,674)	$288,671
Q2 04	148,203	(4,759)	143,444	84,112	(29,000)	198,556
Percent Change	60%	623%	83%	(6)%	(82)%	45%
Q1 05	202,537	20,086	222,623	75,236	(44,510)	253,349
Annualized Percent Change	69%	96%	71%	21%	(73)%	56%
Net Income
Q2 05	87,901	7,611	95,512	35,479	(47,845)	83,146
Q2 04	48,721	(9,459)	39,262	41,920	(26,632)	54,550
Percent Change	80%	180%	143%	(15)%	(80)%	52%
Q1 05	70,850	5,157	76,007	34,936	(45,467)	65,476
Annualized Percent Change	96%	190%	103%	6%	(21)%	108%
Performance Ratios
Q2 05
Return on equity (ROE)	94%	13%	62%	24%	N/A	25%
Return on assets (ROA)	5.97%	2.11%	5.21%	1.22%	N/A	1.67%
Net interest margin	1.76%	8.79%	2.38%	1.89%	N/A	2.08%
Efficiency ratio	39%	49%	40%	25%	N/A	52%
Capital adjusted efficiency ratio	15%	120%	23%	46%	N/A	59%
Average FTE	3,621	474	4,095	540	990	5,625
Q2 04
Return on equity (ROE)	72%	(19)%	33%	34%	N/A	19%
Return on assets (ROA)	4.44%	(2.35)%	2.62%	1.66%	N/A	1.29%
Net interest margin	3.57%	6.69%	4.16%	2.17%	N/A	2.75%
Efficiency ratio	46%	(229)%	55%	17%	N/A	54%
Capital adjusted efficiency ratio	21%	NM	45%	24%	N/A	75%
Average FTE	2,457	407	2,864	404	793	4,061
Q1 05
Return on equity (ROE)	86%	8%	52%	25%	N/A	21%
Return on assets (ROA)	5.76%	1.26%	4.63%	1.29%	N/A	1.43%
Net interest margin	2.26%	6.73%	2.94%	2.19%	N/A	2.49%
Efficiency ratio	42%	58%	44%	23%	N/A	57%
Capital adjusted efficiency ratio	17%	185%	29%	41%	N/A	69%
Average FTE	3,454	476	3,930	491	1,024	5,445

(1)	For the second quarter of 2004, net revenues, net income and performance ratios of the total Company are presented on a pro forma basis. The pro forma results excluded the $52.2 million SAB No. 105 impact to the gain on sale of loans. Please refer to the “Highlights for the Quarter” section on page 4 for full reconciliation between pro forma and GAAP results for the quarter ended June 30, 2004.

      The following table compares the quarterly detail results of operations for the production divisions of our mortgage banking segment by period, continued:

	Mortgage Banking Production Divisions

			Financial
		Consumer	Freedom
	Mortgage	Direct and	(Reverse
	Professionals	Indirect	Mortgage)	Overhead	Total

	(Dollars in thousands)
Net Revenues
Q2 05	$193,570	$22,231	$21,421	$123	$237,345
Q2 04	118,124	30,079	—	—	148,203
Percent Change	64%	(26)%	N/A	N/A	60%
Q1 05	162,355	20,562	19,309	311	202,537
Annualized Percent Change	77%	32%	44%	(242)%	69%
Net Income
Q2 05	85,428	1,756	5,280	(4,563)	87,901
Q2 04	49,061	4,056	—	(4,396)	48,721
Percent Change	74%	(57)%	N/A	(4)%	80%
Q1 05	70,515	(5)	4,242	(3,902)	70,850
Annualized Percent Change	85%	NM	98%	(68)%	96%
Performance Ratios
Q2 05
Return on equity (ROE)	118%	43%	35%	N/A	94%
Return on assets (ROA)	6.44%	2.44%	9.68%	N/A	5.97%
Net interest margin	1.75%	1.65%	1.89%	N/A	1.76%
Efficiency ratio	27%	87%	59%	N/A	39%
Capital adjusted efficiency ratio	10%	16%	42%	N/A	15%
Average FTE	2,050	569	708	294	3,621
Q2 04
Return on equity (ROE)	84%	46%	N/A	N/A	72%
Return on assets (ROA)	5.22%	2.58%	N/A	N/A	4.44%
Net interest margin	3.52%	3.86%	N/A	N/A	3.57%
Efficiency ratio	31%	76%	N/A	N/A	46%
Capital adjusted efficiency ratio	16%	23%	N/A	N/A	21%
Average FTE	1,466	812	—	179	2,457
Q1 05
Return on equity (ROE)	115%	—	29%	N/A	86%
Return on assets (ROA)	6.52%	(0.01)%	7.98%	N/A	5.76%
Net interest margin	2.22%	2.51%	1.78%	N/A	2.26%
Efficiency ratio	28%	100%	64%	N/A	42%
Capital adjusted efficiency ratio	11%	22%	49%	N/A	17%
Average FTE	1,943	654	639	218	3,454

      Mortgage banking production divisions’ net income for the second quarter of 2005 increased by 24%, or $17.1 million compared to the first quarter of 2005, and 80% or $39.2 million from the second quarter of 2004. The increase from the first quarter of 2005 was primarily due to an increase in gain on sale of loans resulting from the increase in the amount of loans sold. The increase from the second quarter of 2004 also was due to an increase in gain on sale of loans resulting from the increase in the amount of loans sold, which was somewhat offset by the increase in operating expenses due to a 47% increase in average FTE and the decrease in net interest income as our loan portfolio has shifted to predominantly lower yielding ARM loans.

      The following table compares the quarterly detail results of operations for the retained assets and servicing division of our mortgage banking segment by period, continued:

	Retained Assets and Servicing Division

	MSRs and
	Other Retained	Loan Servicing
	Assets	Operations	Total

	(Dollars in thousands)
Net Revenues
Q2 05	$24,410	$487	$24,897
Q2 04	(5,348)	589	(4,759)
Percent Change	556%	(17)%	623%
Q1 05	20,021	65	20,086
Annualized Percent Change	88%	NM	96%
Net Income
Q2 05	10,237	(2,626)	7,611
Q2 04	(6,141)	(3,318)	(9,459)
Percent Change	267%	21%	180%
Q1 05	7,935	(2,778)	5,157
Annualized Percent Change	116%	22%	190%
Performance Ratios
Q2 05
Return on equity (ROE)	17%	N/A	13%
Return on assets (ROA)	2.94%	N/A	2.11%
Net interest margin	8.82%	N/A	8.79%
Efficiency ratio	31%	N/A	49%
Capital adjusted efficiency ratio	74%	N/A	120%
Average FTE	108	366	474
Q2 04
Return on equity (ROE)	(12)%	N/A	(19)%
Return on assets (ROA)	(1.53)%	N/A	(2.35)%
Net interest margin	6.69%	N/A	6.69%
Efficiency ratio	(90)%	N/A	(229)%
Capital adjusted efficiency ratio	861%	N/A	2,463%
Average FTE	61	346	407
Q1 05
Return on equity (ROE)	13%	N/A	8%
Return on assets (ROA)	2.00%	N/A	1.26%
Net interest margin	6.87%	N/A	6.73%
Efficiency ratio	34%	N/A	58%
Capital adjusted efficiency ratio	109%	N/A	185%
Average FTE	85	391	476

      The net income increased $2.5 million from the first quarter of 2005, representing the net effect of an increase in gain on securities and decrease in service fee income on an economic basis due to increased prepayment expectations as a result of the decline in long-term rates. Compared to the second quarter of 2004, the net income increased by $17.1 million, driven primarily by the increase in gain on securities as a result of appreciation in the value of prepayment penalty securities, partially offset by a decrease in gain on sale of loans due to a lesser amount of loans sold and a decrease in net interest income due to a decline in average interest-earning assets.

      The following table compares the quarterly detail results of operations for the divisions of our thrift segment by period, continued:

	Thrift

	Mortgage-			Consumer	Subdivision
	Backed	Prime SFR	Home Equity	Construction	Construction	Warehouse	Discontinued
	Securities	Mortgage	Lending	and Lot	Financing	Lending	Products	Total

	(Dollars in thousands)
Net Revenues
Q2 05	$6,561	$21,196	$11,668	$29,735	$9,649	$41	$253	$79,103
Q2 04	9,109	27,822	7,392	32,504	7,637	—	(352)	84,112
Percent Change	(28)%	(24)%	58%	(9)%	26%	N/A	172%	(6)%
Q1 05	9,419	17,732	12,907	25,459	9,496	8	215	75,236
Annualized Percent Change	(121)%	78%	(38)%	67%	6%	NM	71%	21%
Net Income
Q2 05	3,824	12,544	5,240	10,240	4,208	(425)	(152)	35,479
Q2 04	5,330	16,418	3,260	14,123	3,453	—	(664)	41,920
Percent Change	(28)%	(24)%	61%	(27)%	22%	N/A	77%	(15)%
Q1 05	5,577	10,407	6,132	9,069	4,167	(336)	(80)	34,936
Annualized Percent Change	(126)%	82%	(58)%	52%	4%	(106)%	(360)%	6%
Performance Ratios
Q2 05
Return on equity (ROE)	33%	21%	21%	34%	20%	(128)%	(14)%	24%
Return on assets (ROA)	0.71%	0.99%	1.34%	1.96%	2.27%	(11.79)%	(1.42)%	1.22%
Net interest margin	1.10%	1.40%	1.89%	2.51%	5.34%	1.54%	6.37%	1.89%
Efficiency ratio	4%	2%	26%	42%	27%	NM	63%	25%
Capital adjusted efficiency ratio	7%	6%	54%	42%	56%	NM	87%	46%
Average FTE	5	10	26	377	90	18	14	540
Q2 04
Return on equity (ROE)	50%	28%	22%	61%	21%	N/A	(48)%	34%
Return on assets (ROA)	1.07%	1.37%	1.39%	3.40%	2.17%	N/A	(4.73)%	1.66%
Net interest margin	1.78%	1.30%	2.56%	3.68%	4.92%	N/A	7.27%	2.17%
Efficiency ratio	3%	2%	27%	27%	24%	N/A	65%	17%
Capital adjusted efficiency ratio	4%	5%	52%	19%	50%	N/A	79%	24%
Average FTE	4	9	16	285	65	—	25	404
Q1 05
Return on equity (ROE)	48%	19%	22%	35%	23%	NM	(7)%	25%
Return on assets (ROA)	1.03%	0.91%	1.59%	1.95%	2.53%	NM	(0.71)%	1.29%
Net interest margin	1.74%	1.53%	2.28%	2.95%	5.55%	5.52%	6.84%	2.19%
Efficiency ratio	2%	3%	21%	40%	26%	NM	39%	23%
Capital adjusted efficiency ratio	3%	8%	46%	41%	48%	NM	52%	41%
Average FTE	5	10	27	336	85	15	13	491

      The net income for the second quarter of 2005 is comparable to the net income for the first quarter of 2005, but declined by 15%, or $6.4 million from the second quarter of 2004. The decrease from the second quarter of 2004 is primarily due to the decrease in gain on sale of loans and an increase in operating expenses due to an increase in FTE in the construction lending units, partially offset by the increase in net interest income due to the increase in average interest-earning assets.

      The following table compares the quarterly detail results of operations for all other divisions by period, continued:

		Total
		Operating			Corporate	Total
	Eliminations	Results	Deposits	Treasury	Overhead	Company

	(Dollars in thousands)
Net Revenues
Q2 05	$(50,913)	$290,432	$618	$(412)	$(1,967)	$288,671
Q2 04	(21,379)	206,177	537	(7,560)	(598)	198,556
Percent Change	(138)%	41%	15%	95%	(229)%	45%
Q1 05	(43,579)	254,280	504	169	(1,604)	253,349
Annualized Percent Change	(67)%	57%	90%	NM	(91)%	56%
Net Income
Q2 05	(22,475)	108,516	(1,676)	(1,149)	(22,545)	83,146
Q2 04	(5,452)	75,730	(2,012)	(5,024)	(14,144)	54,550
Percent Change	(312)%	43%	17%	77%	(59)%	52%
Q1 05	(18,465)	92,478	(2,621)	35	(24,416)	65,476
Annualized Percent Change	(87)%	69%	144%	NM	31%	108%
Performance Ratios
Q2 05
Return on equity (ROE)	N/A	36%	N/A	N/A	N/A	25%
Return on assets (ROA)	N/A	2.29%	N/A	N/A	N/A	1.67%
Net interest margin	N/A	2.24%	N/A	N/A	N/A	2.08%
Efficiency ratio	N/A	38%	N/A	N/A	N/A	52%
Capital adjusted efficiency ratio	N/A	39%	N/A	N/A	N/A	59%
Average FTE	—	4,635	200	30	760	5,625
Q2 04
Return on equity (ROE)	N/A	31%	N/A	N/A	N/A	19%
Return on assets (ROA)	N/A	1.88%	N/A	N/A	N/A	1.29%
Net interest margin	N/A	3.03%	N/A	N/A	N/A	2.75%
Efficiency ratio	N/A	39%	N/A	N/A	N/A	54%
Capital adjusted efficiency ratio	N/A	45%	N/A	N/A	N/A	75%
Average FTE	—	3,268	159	24	610	4,061
Q1 05
Return on equity (ROE)	N/A	32%	N/A	N/A	N/A	21%
Return on assets (ROA)	N/A	2.12%	N/A	N/A	N/A	1.43%
Net interest margin	N/A	2.60%	N/A	N/A	N/A	2.49%
Efficiency ratio	N/A	39%	N/A	N/A	N/A	57%
Capital adjusted efficiency ratio	N/A	44%	N/A	N/A	N/A	69%
Average FTE	—	4,421	183	28	813	5,445

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
      The home loans and related investments include all investment related activity including home loans held for investment, variable cash flow instruments, mortgage backed securities and other related investments.
      The specialty commercial loans held for investment includes the consolidated loan activity associated with loans that are made to commercial customers such as homebuilders, commercial builders and mortgage brokers and bankers for the purposes of either building residential homes or financing the purchase of these homes.

      The following table summarizes the profitability for each of the four product groups and the loan servicing operations for the three months ended June 30, 2005:

		Specialty			Loan
	Standard	Consumer	Home Loans	Specialty	Servicing
	Consumer Home	Home Loans	& Related	Commercial	Operations		Total
	Loans HFS	HFI/HFS	Investments	Loans	Expense	Other	Company

	(Dollars in thousands)
Operating Results
Net interest income	$22,113	$25,291	$36,730	$12,133	$(33)	$171	$96,405
Provision for loan losses	—	(988)	(700)	(719)	—	—	(2,407)
Gain (loss) on sale of loans	120,961	35,400	3,016	—	—	—	159,377
Service fee income	(3)	4,511	998	—	—	5,293	10,799
Gain (loss) on sale of securities	—	281	15,570	—	—	—	15,851
Other income	13,661	7,747	2,306	657	520	(16,245)	8,646

Net revenues (expense)	156,732	72,242	57,920	12,071	487	(10,781)	288,671
Operating expenses	73,402	34,111	7,816	4,645	4,827	26,233	151,034

Pretax income (loss)	83,330	38,131	50,104	7,426	(4,340)	(37,014)	137,637

Net income (loss)	$50,414	$23,052	$30,314	$4,493	$(2,626)	$(22,501)	$83,146

Balance Sheet Data
Average interest-earning assets(1)	$5,423,226	$3,782,144	$7,713,653	$928,628	$—	$712,921	$18,560,572
Average total assets	$5,529,276	$3,855,431	$8,580,761	$923,174	$51,968	$1,078,090	$20,018,700
Allocated capital	$306,793	$224,829	$526,743	$102,369	$5,183	$154,770	$1,320,687
Performance Ratios
Return on equity (ROE)	66%	41%	23%	18%	N/A	N/A	25%
Net interest margin	1.64%	2.68%	1.91%	5.24%	N/A	N/A	2.08%
Gain on sale margin	1.25%	2.27%	N/A	N/A	N/A	N/A	1.38%
Efficiency ratio	47%	47%	13%	36%	N/A	N/A	52%
Capital adjusted efficiency ratio	23%	36%	30%	73%	N/A	N/A	59%
Operating Data
Loan production	11,552,867	2,405,560	150,578	721,902	—	—	14,830,907
Loans sold	9,661,726	1,561,461	310,913	—	—	—	11,534,100

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

      The following table provides details on the profitability for the standard consumer home loans held for sale for the three months ended June 30, 2005:

	Standard Consumer Home Loans Held for Sale

	Agency			Fixed
	Conforming/			Operating
	Jumbo	Alt-A	Subprime	Expense	Total

	(Dollars in thousands)
Operating Results
Net interest income	$1,837	$15,378	$4,767	$131	$22,113
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	5,473	132,717	8,619	(25,848)	120,961
Service fee income	—	(3)	—	—	(3)
Gain (loss) on sale of securities	—	—	—	—	—
Other income	1,242	9,094	3,333	(8)	13,661

Net revenues (expense)	8,552	157,186	16,719	(25,725)	156,732
Operating expenses	3,512	37,809	4,418	27,663	73,402

Pretax income (loss)	5,040	119,377	12,301	(53,388)	83,330

Net income (loss)	$3,049	$72,223	$7,442	$(32,300)	$50,414

Balance Sheet Data
Average interest-earning assets(1)	$329,056	$4,475,332	$618,761	$77	$5,423,226
Average total assets	$330,633	$4,496,767	$621,725	$80,151	$5,529,276
Allocated capital	$17,367	$237,086	$45,095	$7,245	$306,793
Performance Ratios
Return on equity (ROE)	70%	122%	66%	N/A	66%
Net interest margin	2.24%	1.38%	3.09%	N/A	1.64%
Gain on sale margin	0.97%	1.59%	1.18%	N/A	1.25%
Efficiency ratio	41%	24%	26%	N/A	47%
Capital adjusted efficiency ratio	21%	9%	18%	N/A	23%
Operating Data
Loan production	$522,026	$10,487,478	$543,363	$—	$11,552,867
Loans sold	$561,930	$8,366,952	$732,844	$—	$9,661,726

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Agency Conforming/ Jumbo	First mortgage loans for sale that meet the underwriting guidelines of Fannie Mae and Freddie Mac. Also includes loans that meet all these guidelines, but exceed the loan size acceptable to these agencies.

Alt-A	First mortgage loans for sale that have prime credit characteristics, but do not meet the GSE underwriting guidelines.

Subprime	Includes marginal product performance of first mortgage loans that are extended to borrowers with impaired credit with one or more of the following characteristics: 1) FICO score of less than 620; 2) late mortgage payment in the last 12 months; and 3) bankruptcy in the last 2 years.

      The following table provides details on the profitability for the specialty consumer home loans held for sale and/or investment for the three months ended June 30, 2005:

	Specialty Consumer Home Loans Held for Sale and/or Investment

	HELOC/	Reverse
	Seconds	Mortgages	CTP/Lot	Discontinued	Total

	(Dollars in thousands)
Operating Results
Net interest income	$10,614	$502	$13,383	$792	$25,291
Provision for loan losses	—	—	(438)	(550)	(988)
Gain (loss) on sale of loans	5,439	17,228	12,723	10	35,400
Service fee income	1,476	3,035	—	—	4,511
Gain (loss) on sale of securities	397	—	(116)	—	281
Other income	2,012	656	5,078	1	7,747

Net revenues (expense)	19,938	21,421	30,630	253	72,242
Operating expenses	9,341	12,665	11,601	504	34,111

Pretax income (loss)	10,597	8,756	19,029	(251)	38,131

Net income (loss)	$6,411	$5,280	$11,513	$(152)	$23,052

Balance Sheet Data
Average interest-earning assets(1)	$1,703,771	$106,543	$1,921,925	$49,905	$3,782,144
Average total assets	$1,719,723	$170,426	$1,922,352	$42,930	$3,855,431
Allocated capital	$104,732	$11,705	$103,955	$4,437	$224,829
Performance Ratios
Return on equity (ROE)	25%	181%	44%	(14)%	41%
Net interest margin	2.50%	1.89%	2.79%	6.37%	2.68%
Gain on sale margin	1.69%	2.80%	2.04%	N/A	2.27%
Efficiency ratio	47%	59%	37%	63%	47%
Capital adjusted efficiency ratio	62%	8%	31%	87%	36%
Operating Data
Loan production	538,369	639,380	1,227,811	—	2,405,560
Loans sold	322,678	614,436	624,347	—	1,561,461

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

HELOCs/ Seconds	Home equity lines of credit and closed-end second mortgages.

Reverse Mortgages	Reverse mortgage loans extended to borrowers age 62 and older secured by equity in a primary residence.

CTP/ Lot	Consumer construction and lot loans, as well as loans converted to permanent status that are held for sale.

Discontinued	Manufactured housing and home improvement loans.

      The following table provides details on the profitability for the home loans and related investments and the loan servicing operations for the three months ended June 30, 2005:

	Home Loans and Related Investments

	Retained Assets		SFR Loans		Loan Servicing
	and Retention		Held for		Operations
	Activities	MBS	Investment	Total	Expense

	(Dollars in thousands)
Operating Results
Net interest income	$12,219	$5,838	$18,673	$36,730	$(33)
Provision for loan losses	—	—	(700)	(700)	—
Gain (loss) on sale of loans	128	—	2,888	3,016	—
Service fee income	720	—	278	998	—
Gain (loss) on sale of securities	14,846	724	—	15,570	—
Other income	1,393	(1)	914	2,306	520

Net revenues (expense)	29,306	6,561	22,053	57,920	487
Operating expenses	7,113	241	462	7,816	4,827

Pretax income (loss)	22,193	6,320	21,591	50,104	(4,340)

Net income (loss)	$13,427	$3,824	$13,063	$30,314	$(2,626)

Balance Sheet Data
Average interest-earning assets(1)	$555,790	$2,131,235	$5,026,628	$7,713,653	$—
Average total assets	$1,397,460	$2,145,998	$5,037,303	$8,580,761	$51,968
Allocated capital	$235,766	$47,037	$243,940	$526,743	$5,183
Performance Ratios
Return on equity (ROE)	23%	33%	21%	23%	N/A
Net interest margin	8.82%	1.10%	1.49%	1.91%	N/A
Gain on sale margin	0.06%	N/A	N/A	N/A	N/A
Efficiency ratio	24%	4%	2%	13%	N/A
Capital adjusted efficiency ratio	49%	7%	5%	30%	N/A
Operating Data
Loan production	$150,578	$—	$—	$150,578	$—
Loans sold	$199,614	$—	$111,299	$310,913	$—

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Retained Assets and Retention Activities	Mortgage banking and trading activity associated with the purchase, management and sale of mortgage banking assets and variable cash flow instruments. Activity also includes loans originated through the servicing function.

MBS	Trading and investment activity related to the purchase, management and sale of investment grade mortgage-backed securities.

SFR Loans Held for Investment	Company-wide loan investment activity related to the purchase, management and sale of single family residential mortgage loans held for investment.

Loan Servicing Operations Expense	Includes all fixed operating costs associated with servicing loans held for sale, held for investment and loans serviced for others that are not allocated to the respective products for which these services are provided.

      The following table provides details on the profitability for the specialty commercial loans held for investment for the three months ended June 30, 2005:

	Specialty Commercial Loans Held for Investment

	Single		Warehouse
	Spec	Subdivision	Lending	Total

	(Dollars in thousands)
Operating Results
Net interest income	$2,352	$9,732	$49	$12,133
Provision for loan losses	(135)	(500)	(84)	(719)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	443	138	76	657

Net revenues (expense)	2,660	9,370	41	12,071
Operating expenses	1,209	2,693	743	4,645

Pretax income (loss)	1,451	6,677	(702)	7,426

Net income (loss)	$878	$4,040	$(425)	$4,493

Balance Sheet Data
Average interest-earning assets(1)	$164,501	$751,327	$12,800	$928,628
Average total assets	$163,544	$745,170	$14,460	$923,174
Allocated capital	$15,493	$85,547	$1,329	$102,369
Performance Ratios
Return on equity (ROE)	23%	19%	N/A	18%
Net interest margin	5.73%	5.20%	N/A	5.24%
Gain on sale margin	N/A	N/A	N/A	N/A
Efficiency ratio	43%	27%	N/A	36%
Capital adjusted efficiency ratio	60%	59%	N/A	73%
Operating Data
Loan production	89,676	594,226	38,000	721,902
Loans sold	—	—	—	—

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Single Spec	Loans that are made to homebuilders to build 1-4 custom homes for resale to consumers.

Subdivision Construction	Subdivision lending for commercial acquisition, development and construction loans to commercial builders.

Warehouse Lending	Warehouse lines of credit to mortgage brokers to finance their inventory of loans prior to sale.

      The following table provides details on the profitability for all other business units for the three months ended June 30, 2005:

	Deposits	Treasury	Corporate OH	Total Company

	(Dollars in thousands)
Operating Results
Net interest income	$3,467	$(540)	$(2,756)	$96,405
Provision for loan losses	—	—	—	(2,407)
Gain (loss) on sale of loans	—	—	—	159,377
Service fee income	—	—	5,293	10,799
Gain (loss) on sale of securities	—	—	—	15,851
Other income	618	128	(16,991)	8,646

Net revenues (expense)	4,085	(412)	(14,454)	288,671
Operating expenses	6,856	1,487	17,890	151,034

Pretax income (loss)	(2,771)	(1,899)	(32,344)	137,637

Net income (loss)	$(1,676)	$(1,149)	$(19,676)	$83,146

Balance Sheet Data
Average interest-earning assets(1)	$172	$711,067	$1,682	$18,560,572
Average total assets	$32,480	$734,031	$311,579	$20,018,700
Allocated capital	$1,650	$36,827	$116,293	$1,320,687
Performance Ratios
Return on equity (ROE)	N/A	N/A	N/A	25%
Net interest margin	N/A	N/A	N/A	2.08%
Gain on sale margin	N/A	N/A	N/A	1.38%
Efficiency ratio	N/A	N/A	N/A	52%
Capital adjusted efficiency ratio	N/A	N/A	N/A	59%
Operating Data
Loan production	$—	$—	$—	$14,830,907
Loans sold	$—	$—	$—	$11,534,100

(1)	The allowance for loan losses is excluded from average loan balances for purposes of calculating average interest-earning assets.

Deposits	Includes all deposit generating activities to raise deposits from retail bank branch customers to be used in certain lending activities. The Deposits group is organized as a cost center whereby its interest expense from deposits is offset by allocations from Treasury.

Treasury	Includes all financing activity related to providing funds (FHLB and private borrowings, debt and other securities issuances and deposits generation) to IndyMac businesses to fund loans and investments. The use of funds is charged to each business unit according to IndyMac’s capital allocation and funds transfer pricing methodology with the difference residing in Treasury.

Corporate Overhead	Includes all corporate fixed costs that do not vary in the short term with changes in business activity. Fixed costs include corporate administration, financial management, enterprise risk management, centralized information technology and other unallocated fixed costs.

MORTGAGE BANKING
      While loan production, loan sales and the performance of servicing functions are the core activities of our mortgage banking segment, our thrift segment also produces specialty loan products such as construction financing, home equity lines of credit, and warehouse lending, much of which is produced by leveraging the infrastructure of our mortgage banking operations. The thrift segment also occasionally engages in loan sales with servicing retained, principally of HELOCs and lot loans, as part of our balance sheet management efforts and our efforts to optimize returns on equity. The following discussions of loan production, loan sales, mortgage servicing and mortgage servicing rights, AAA-rated agency interest-only, prepayment penalty and residual securities, other investment and non-investment grade securities, valuation of servicing-related assets and hedging are provided on a consolidated basis.
Loan Production
      During the second quarter of 2005, the Company’s mortgage loan production reached a new record level at $14.2 billion, a 51% increase over the $9.4 billion of loans produced during the second quarter of 2004 and a 22% increase over the prior record of $11.6 billion of mortgage loans produced in the first quarter of 2005. Total second quarter loan production, including subdivision construction and warehouse lending commitments reached $14.8 billion, also a new record for the Company.
      Our continued production growth in the second quarter of 2005 is the result of our focus on less cyclical products, such as Alt-A, HELOCs, construction loans and reverse mortgages, and geographic expansion. The production volume for each of these products in the second quarter of 2005 has increased compared to the same quarter a year ago and the first quarter of 2005. These increases in aggregate exceeded the decreases in our agency conforming and jumbo products, which tend to be more cyclical in nature, tracking changes in the overall mortgage market. Additionally, we continued to further penetrate the purchase and cash-out refinance market, increasing our purchase and cash-out refinance transactions 77% year over year and continued to successfully adapt our production mix to the demand for adjustable rate mortgages.
      Total production by loan type was as follows:

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2005	2004	Change	2005	Change

	(Dollars in millions)
Volume by product:
Prime(1)
Alt-A	$11,053	$6,447	71%	$8,693	27%
Agency conforming	241	511	(53)%	287	(16)%
Jumbo	352	730	(52)%	518	(32)%
Reverse mortgages	639	—	N/A	507	26%
Subprime(1)	546	567	(4)%	555	(2)%
Home equity line of credit(2)	451	408	11%	343	31%
Consumer construction(2)	917	760	21%	699	31%

Subtotal mortgage production	14,199	9,423	51%	11,602	22%
Subdivision construction commitments(2)	594	304	95%	353	68%
Warehouse lending(2)	38	—	N/A	20	90%

Total production	$14,831	$9,727	52%	$11,975	24%

Mortgage — Web-based production	$9,133	$5,973	53%	$7,482	22%
Mortgage pipeline at period end(3)	$8,294	$5,179	60%	$7,489	11%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.
      The tables below provide the production by delivery method and interest rate amortization type for the quarters ended June 30, 2005 and 2004, and March 31, 2005:

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2005	2004	Change	2005	Change

	(Dollars in millions)
Production by Delivery Method:
Wholesale(1)	$6,903	$4,717	46%	$5,664	22%
Correspondent(2)	6,252	3,020	107%	4,942	27%
Retail(3)	1,044	1,686	(38)%	996	5%

Total mortgage production	14,199	9,423	51%	11,602	22%
Subdivision construction commitment	594	304	95%	353	68%
Warehouse lending commitments	38	—	N/A	20	90%

Total Production	$14,831	$9,727	52%	$11,975	24%

(1)	Loans obtained through relationships with mortgage brokers and funded by IndyMac Bank.

(2)	Closed loans acquired by IndyMac through relationships with mortgage bankers and financial institutions on a flow basis, as well as loans obtained through bulk purchases by our mortgage professional conduit group.

(3)	Direct to consumer channels.

	Three Months Ended

	June 30,	June 30,	March 31,
	2005	2004	2005

Production by Interest Rate Amortization Type:
Fixed Rate Mortgages	26%	39%	26%
Hybrid ARMs	31%	36%	33%
ARMs	43%	25%	41%

	100%	100%	100%

      The following table details the mix of our production and pipeline between purchase, cash-out refinance and rate/term refinance transactions as of and for the quarters ended June 30, 2005 and 2004, and March 31, 2005.

	As of and For the Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2005	2004	Change	2005	Change

	(Dollars in millions)
Mortgage loan production:
Purchase transactions	$6,370	$3,882	64%	$4,895	30%
Cash-out refinance transactions	6,336	3,301	92%	5,342	19%
Rate/term refinance transactions	1,493	2,240	(33)%	1,365	9%

Total mortgage loan production	$14,199	$9,423	51%	$11,602	22%

% purchase and cash-out refinance transactions	89%	76%		88%
Mortgage pipeline:
Purchase transactions	$3,681	$2,542	45%	$3,296	12%
Cash-out refinance transactions	3,457	1,737	99%	3,036	14%
Rate/term refinance transactions	1,156	900	28%	1,157	0%

Mortgage pipeline at period end	$8,294	$5,179	60%	$7,489	11%

% purchase and cash-out refinance transactions	86%	83%		85%
      During the six months ended June 30, 2005 the Company’s mortgage loan production reached a new record level of $25.8 billion, a 58% increase over the $16.3 billion of loans produced during the six months ended June 30, 2004. Total loan production for the six months ended June 30, 2005, including subdivision construction and warehouse lending commitments, reached $26.8 billion, also a new record for the Company.
      Total production by loan type was as follows:

	Six Months Ended

	June 30,	June 30,	Percent
	2005	2004	Change

	(Dollars in millions)
Volume by product:
Prime(1)
Alt-A	$19,746	$10,785	83%
Agency conforming	528	1,098	(52)%
Jumbo	870	1,366	(36)%
Reverse mortgages	1,146	—	N/A
Subprime(1)	1,101	1,063	4%
Home equity line of credit(2)	794	652	22%
Consumer construction(2)	1,616	1,363	19%

Subtotal mortgage production	25,801	16,327	58%
Subdivision construction commitments(2)	947	546	73%
Warehouse lending(2)	58	—	N/A

Total production	$26,806	$16,873	59%

Mortgage — Web-based production	$16,615	$10,292	61%

(1)	Fundings.

(2)	New commitments.

(3)	Includes rate lock commitments for loans in process plus loans that have been submitted for processing, but not yet rate locked.

Mortgage Production by Division
      IndyMac generates its mortgage production through multiple channels on a nationwide basis with a concentration in those regions of the country in which IndyMac has regional offices or in which there are higher home prices, including California, Florida, New Jersey and New York. We currently have established ten regional operating centers in eight states; our highest concentration of mortgage loans relates to properties in California. For the quarters ended June 30, 2005 and 2004, the geographic distribution of our total production was as follows, with the top five states listed separately:

	June 30,	June 30,
	2005	2004

Geographic distribution:
California	44%	49%
New York	9%	7%
Florida	7%	6%
New Jersey	4%	4%
Michigan	4%	3%
Other	32%	31%

Total	100%	100%

      Our production by division for the three and six months ended June 30, 2005 and 2004, and for the three months ended March 31, 2005 are shown in the tables below.

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2005	2004	Change	2005	Change

	(Dollars in millions)
Mortgage Loan Production:
Mortgage Professionals, excluding Conduit	$8,612	$5,372	60%	$6,909	25%
Mortgage Professionals, Conduit	3,207	1,792	79%	2,605	23%
Consumer Direct and Indirect	738	1,229	(40)%	686	8%
Financial Freedom	639	—	N/A	507	26%
Servicing Retention	174	418	(58)%	222	(22)%
HELOC	56	44	27%	42	33%
Consumer Construction and Lot	$773	$568	36%	$631	23%

Total Mortgage Loan Production	$14,199	$9,423	51%	$11,602	22%
Commercial Loan Production:
Subdivision Construction	$594	$304	95%	$353	68%
Warehouse Lending	38	—	N/A	20	90%

Total Commercial Loan Production	$632	$304	108%	$373	69%

Total Production	$14,831	$9,727	52%	$11,975	24%

	Six Months Ended

	June 30,	June 30,	Percent
	2005	2004	Change

	(Dollars in millions)
Mortgage Loan Production:
Mortgage Professionals, excluding Conduit	$15,521	$9,246	68%
Mortgage Professionals, Conduit	5,812	2,962	96%
Consumer Direct and Indirect	1,424	2,305	(38)%
Financial Freedom	1,146	—	N/A
Servicing Retention	396	700	(43)%
HELOC	98	79	24%
Consumer Construction and Lot	$1,404	$1,035	36%

Total Mortgage Loan Production	$25,801	$16,327	58%
Commercial Loan Production:
Subdivision Construction	$947	$546	73%
Warehouse Lending	58	—	N/A

Total Commercial Loan Production	$1,005	$546	84%

Total Production	$26,806	$16,873	59%

      Our largest production channel, mortgage professionals, excluding conduit, increased production by 60% year over year and by 25% from the first quarter of 2005, due to strong execution on IndyMac’s strategy to increase market share in the mortgage industry by increasing the size of its sales force, by growing its purchase mortgage business, by investing in geographic expansion, and continuing its focus on less interest rate-sensitive products such as Alt-A. The number of active mortgage professional customers grew 45% from the second quarter of the prior year and 15% from the first quarter of this year. This growth is the direct result of IndyMac’s focus on increasing the size of its sales force nationwide and the newer sales people demonstrating increasing effectiveness as they gain experience with IndyMac’s products and technology. Our sales personnel grew 42% year over year and 6% over the first quarter of 2005. We have been successful in attracting experienced, quality salespeople because of our broad array of mortgage products which are available for all members of the sales force to market.
      The consumer direct and indirect operation has generally been refinance-oriented. Consistent with the market contraction, particularly in refinance-oriented originations, the production volume from this channel has decreased 40% compared to the second quarter of 2004. However, this group experienced an increase in volume of 8% to $738 million in the second quarter of 2005 from $686 million in the first quarter of 2005 and returned to profitability in the current quarter.
      Our construction lending operations continued to show growth as our two construction units take advantage of the strong home building market. Our subdivision construction division produced new commitments of $594 million during the second quarter of 2005, 95% higher than the second quarter of 2004 and 68% higher than the first quarter of 2005. Similarly, our consumer construction new commitments produced by both mortgage professionals and consumer construction divisions grew to $773 million, a 36% increase over the second quarter of 2004 and a 23% increase from the first quarter of this year. Combined with consumer construction division’s permanent mortgage production of $401 million, our consumer construction and permanent mortgage production increased 34% year over year and 18% over the first quarter of 2005.

      The table below provides key performance indicators for mortgage professionals, excluding conduit, for the three months ended June 30, 2005 and 2004, and March 31, 2005:

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2005	2004	Change	2005	Change

	(Dollars in millions)
Key Performance Indicators:
Active Customers:(1)
Average monthly active customers	3,600	2,527	42%	3,059	18%
Active customers during the quarter	6,191	4,273	45%	5,394	15%
Net new customers during the quarter(2)	(402)	874	(146)%	1,286	(131)%
Sales personnel	678	476	42%	640	6%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

(2)	Net new customers are the number of new customers signed up during the period less those terminated. During the quarter ended June 30, 2005, the number of terminated customers exceeded the number of new customers, mostly due to inactivity.
Loan Sales
      The Company sold $11.5 billion and $7.6 billion of loans during the three months ended June 30, 2005 and 2004, respectively, and $21.2 billion and $12.5 billion for the six months ended June 30, 2005 and 2004, respectively. The gain on sale of loans was $159.4 million and $118.3 million (pro forma) for the three months ended June 30, 2005 and 2004, respectively, representing a margin of 1.38% and 1.55% (pro forma), respectively. The decline in our net gain on sale margin year over year was primarily due to the shift in our channel mix from retail to conduit channels, and the sale of higher profit margin products such as lot loans as well as loans called from previous securitizations in the second quarter of 2004. Comparing to the first quarter of 2005, the margin dropped from 1.49% in the first quarter of 2005 to 1.38% in the second quarter of 2005. The higher margin in the first quarter of 2005 was caused by higher demand for mortgage-backed securities as spreads tightened.
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
      Generally, prudent mortgage bankers will choose a strategy that falls within the boundaries of the above extremes. In this respect, IndyMac tends to utilize instruments such as forward sale agreements whose change in value as interest rates change is expected to offset the change in value of its underlying mortgage pipeline based on expected closing ratios. Utilizing this strategy, IndyMac focuses on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors such as product type, origination channels, progress or “status” of transactions, as well as changes in market interest rates since IndyMac committed a rate to the borrower (“rate lock commitments”), the Company seeks to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, the Company has been able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments. Companies with lower coverage ratios may tend to follow the market, increasing their hedge costs and reducing their profit margins as interest rates rise. In comparing financial results, investors should be aware of the varying results that can be achieved under different hedge strategies.
      The following tables illustrates the impact of the Company’s pipeline hedging activities (second quarter 2004 is reflected on a pro forma basis (1)):

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2005	2004(1)	Change	2005	Change

	(Dollars in millions)
Gross gain on mortgage loan sales(1)	$204	$54	278%	$117	74%
Gross margin before hedging	1.77%	0.71%	149%	1.22%	45%
Gross hedging gains (losses)	$(45)	$64	(170)%	$27	(267)%
Net gains on sale(1)	$159	$118	35%	$144	10%
Net margin after hedging(1)	1.38%	1.55%	(11)%	1.49%	(7)%

(1)	The gain on mortgage loan sales for the three months ended June 30, 2004 excludes the $52.2 million SAB No. 105 adjustment. The GAAP gain on mortgage loan sales was $66.1 million for the three months ended June 30, 2004 representing a net margin after hedging of 0.87%.

	Six Months Ended

	June 30,	June 30,	Percent
	2005	2004(1)	Change

	(Dollars in millions)
Gross gain on mortgage loan sales(1)	$322	$181	78%
Gross margin before hedging	1.52%	1.44%	6%
Gross hedging gains (losses)	$(18)	$21	(186)%
Net gains on sale(1)	$304	$202	50%
Net margin after hedging(1)	1.43%	1.61%	(11)%

(1)	The gain on mortgage loan sales for the six months ended June 30, 2004 excludes the $52.2 million SAB No. 105 adjustment. The GAAP gain on mortgage loan sales was $149.8 million for the six months ended June 30, 2004 representing a net margin after hedging of 1.20%.
      During the quarter ended June 30, 2005, the Company’s pipeline hedging activities resulted in hedging losses of $45 million compared to hedging gains of $64 million for the quarter ended June 30, 2004. The gross hedging losses in the second quarter of 2005 were consistent with the declining interest rate environment and were more than offset by an increase in the value of the mortgages hedged.
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
      We earn spread (net interest income) and fee income on our mortgage loans held for sale in addition to the gain on sale. It is important to look at the entire mortgage banking revenue stream in evaluating performance, as these components may vary in differing interest rate environments, and due to product/ channel mixes, and loan sale strategies.
      The following table presents the total revenue margin on mortgage loans sold, which is calculated by dividing the sum of gain on sale of loans and the net interest income by the amount of loans sold. In the second quarter of 2005, we changed the basis of presentation of the deferral of certain fees collected on the loans originated under SFAS No. 91. The Company previously classified the initial deferral of the incremental direct costs net of the fees collected on the loans as a net reduction in operating expenses but during this quarter has revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income. As a result, the fee income on our mortgage loans held for sale after SFAS No. 91 deferral is relatively insignificant.
      The gain on sale of loans represents the total gains recognized on a consolidated basis from both the mortgage banking and thrift segments. The net interest income is the amount earned primarily by the mortgage banking segment while the loans are held for sale. Overall mortgage banking revenue margins decreased compared to the second quarter of 2004 and the first quarter of 2005 due to the compressions of margins on the gain on sale of loans and net interest income.

	Three Months Ended

	June 30,	% of Loans	June 30,	% of Loans	March 31,	% of Loans
	2005	Sold	2004(1)	Sold	2005	Sold

	(Dollars in thousands)
Gain on sale of loans(1)	$159,377	1.38%	$118,307	1.55%	$144,322	1.49%
Net interest income	28,407	0.25%	50,391	0.66%	32,522	0.34%

Total revenues on loans sold	$187,784	1.63%	$168,698	2.21%	$176,844	1.83%

Loans sold	$11,534,100		$7,638,446		$9,653,751

	Six Months Ended

	June 30,	% of Loans	June 30,	% of Loans
	2005	Sold	2004(1)	Sold

	(Dollars in thousands)
Gain on sale of loans(1)	$303,699	1.43%	$201,975	1.61%
Net interest income	60,929	0.29%	91,727	0.73%

Total mortgage banking revenue	$364,628	1.72%	$293,702	2.34%

Loans sold	$21,187,851		$12,545,170

(1)	The gain on sale of loans for the three and six months ended June 30, 2004 excludes the $52.2 million SAB No. 105 adjustment. The GAAP gain on sale of loans was $66.1 million and $149.8 million for the three and six months ended June 30, 2004, respectively.

      The following table shows the various channels through which loans were distributed.

	Three Months Ended

	June 30,	Distribution	June 30,	Distribution	March 31,	Distribution
	2005	Percentages	2004	Percentages	2005	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$1,103	9%	$2,249	25%	$1,313	12%
Private-label securitizations	9,112	77%	3,845	43%	5,356	51%
Whole loan sales	1,319	11%	1,544	18%	2,985	28%

Subtotal sales	11,534	97%	7,638	86%	9,654	91%
Investment portfolio acquisitions(2)	310	3%	1,236	14%	917	9%

Total loan distribution	$11,844	100%	$8,874	100%	$10,571	100%

	Six Months Ended

	June 30,	Distribution	June 30,	Distribution
	2005	Percentages	2004	Percentages

	(Dollars in millions)
Sales to the GSEs(1)	$2,416	11%	$4,553	33%
Private-label securitizations	14,468	65%	4,930	35%
Whole loan sales	4,304	19%	3,062	22%

Subtotal sales	21,188	95%	12,545	90%
Investment portfolio acquisitions(2)	1,227	5%	1,431	10%

Total loan distribution	$22,415	100%	$13,976	100%

(1)	Government-sponsored enterprises.

(2)	Loan production that IndyMac elected to retain in its investment portfolio.
      Loan sales to government-sponsored enterprises (“GSEs”) dropped to 9% of total sales for the quarter ended June 30, 2005 compared to 25% for the same period a year ago and 12% for the previous quarter ended March 31, 2005. The decrease reflects the fact that a higher percentage of loans produced consisted of ARMs and subprime mortgages, which the Company does not generally sell to the GSEs. In addition, higher margins were generated by securitizing certain fixed rate loans in private transactions, versus selling them to the GSEs. This resulted from a significant tightening of mortgage spreads related to private-label securitizations, which was not replicated with the GSEs.
      In conjunction with the sale of mortgage loans in private-label securitizations and GSEs transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $159.4 million in gain on sale of loans earned during the three months ended June 30, 2005 included the retention of $168.1 million of servicing-related assets, and $4.2 million of other investment and non-investment grade securities. During the three months ended June 30, 2005, the assets previously retained generated cash flows of $101.1 million. More information on the valuation assumptions related to the Company’s retained assets can be found at page 37, under the heading “Valuation of Servicing-Related Assets.”

Mortgage Servicing and Mortgage Servicing Rights
      In addition to its own loans, IndyMac serviced $63.7 billion of mortgage loans (including reverse mortgages and HELOCs) owned by others at June 30, 2005, with a weighted average coupon of 5.91%. In comparison, IndyMac serviced $56.0 billion of mortgage loans owned by others at March 31, 2005, with a weighted average coupon of 5.79%. The table below shows the activity in the servicing portfolios during the quarters ended June 30, 2005 and 2004 and March 31, 2005:

	Servicing Portfolio

	Three Months Ended

	June 30, 2005	June 30, 2004	March 31, 2005

	(Dollars in millions)
Unpaid principal balance at beginning of period	$55,995	$32,122	$50,219
Additions	11,454	7,086	9,553
Clean-up calls exercised	(210)	(672)	(269)
Loan payments and prepayments	(3,563)	(3,918)	(3,508)

Unpaid principal balance at end of period	$63,676	$34,618	$55,995

	Servicing Portfolio

	Six Months Ended

	June 30, 2005	June 30, 2004

	(Dollars in millions)
Unpaid principal balance at beginning of period	$50,219	$30,774
Additions	21,007	11,762
Clean-up calls exercised	(479)	(991)
Loan payments and prepayments	(7,071)	(6,927)

Unpaid principal balance at end of period	$63,676	$34,618

      The capitalized value of MSRs totaled $738.8 million as of June 30, 2005, and $734.2 million as of March 31, 2005, an increase of $4.6 million. The table below shows the activity in MSRs.

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2005	2004	2005	2005	2004

	(Dollars in thousands)
Balance at beginning of period	$734,238	$414,358	$640,794	$640,794	$443,688
Additions	149,616	92,190	132,900	282,516	142,943
Transfers from (to) prepayment penalty and/or AAA-rated agency interest-only securities	(3,364)	(14,293)	(5,127)	(8,491)	(14,293)
Clean-up calls exercised	(471)	(8,226)	(1,396)	(1,867)	(12,016)
Amortization	(52,083)	(38,747)	(45,792)	(97,875)	(61,607)
Valuation/impairment	(89,092)	48,594	12,859	(76,233)	(4,839)

Balance at end of period	$738,844	$493,876	$734,238	$738,844	$493,876

      Although we hedge our MSRs on an economic basis, we have elected to designate SFAS No. 133 fair value hedge accounting on certain tranches of the total MSRs. The changes in the value of the designated MSRs attributable to the hedged risk, and the fair value of the designated hedges, are recorded through income if the hedging relationships are proven to be effective under the provisions of SFAS No. 133. All MSRs, regardless of hedge designation, are then adjusted to the lower of cost or market (“LOCOM”).
      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are benchmarked quarterly to third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings; however, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance. As of June 30, 2005, the valuation allowance on MSRs totaled $134.2 million. The temporary valuation writedowns of $89.1 million on MSRs during the second quarter of 2005 were almost perfectly offset by the gains on MSR hedges of $87.6 million.
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
      A summary of the activity in the AAA-rated and agency interest-only, prepayment penalty and residual securities portfolios for the three and six months ended June 30, 2005 and 2004, and for the three months ended March 31, 2005, follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2005	2004	2005	2005	2004

	(Dollars in thousands)
AAA-rated and agency interest-only securities
Beginning balance	$83,080	$149,152	$90,658	$90,658	$146,179
Retained investments from securitizations	4,106	5,358	—	4,106	38,936
Transfer from MSRs	—	14,293	—	—	14,293
Sales	—	(15,171)	—	—	(15,171)
Clean-up calls exercised	(171)	(1,655)	—	(171)	(2,806)
Cash received, net of accretion	(5,669)	(11,042)	(6,214)	(11,883)	(22,812)
Valuation (losses) gains before hedges	(18,294)	14,299	(1,364)	(19,658)	(3,385)

Ending balance	$63,052	$155,234	$83,080	$63,052	$155,234

Prepayment penalty securities:
Beginning balance	$45,649	$4,309	$33,451	$33,451	$2,096
Retained investments from securitizations	1,749	7,822	8,393	10,142	10,021
Transfer from MSRs	3,364	—	5,127	8,491	—
Cash received, net of accretion	(4,162)	(1,199)	(2,812)	(6,974)	(1,628)
Valuation gains	15,683	633	1,490	17,173	1,076

Ending balance	$62,283	$11,565	$45,649	$62,283	$11,565

Residual securities
Beginning balance	$131,374	$61,322	$135,386	$135,386	$56,156
Retained investments from securitizations	18,150	11,827	30	18,180	28,334
Cash received, net of accretion	(8,948)	(3,704)	(2,960)	(11,908)	(14,794)
Valuation gains (losses) before hedges	5,218	3,187	(1,082)	4,136	2,936

Ending balance	$145,794	$72,632	$131,374	$145,794	$72,632

Other Investment Grade and Non-Investment Grade Securities
      Non-investment grade securities (rated below BBB-) are created in connection with our private-label securitizations and valued by discounting the estimated net future cash flows. We also may retain certain other investment grade securities from our securitizations and to a lesser extent purchased from third parties to serve as hedges for our AAA-rated interest-only securities.
      The fair value of other investment grade and non-investment grade securities by credit rating as of June 30, 2005 and December 31, 2004, is as follows:

					December 31,
	June 30, 2005				2004

		Premium
	Current	(Discount)
	Face	to Face	Amortized
	Value	Value	Cost	Fair Value	Fair Value

	(Dollars in thousands)
Other investment grade mortgage- backed securities:
AA	$22,138	$245	$22,383	$22,411	$76,941
A	262	(20)	242	250	5,087
BBB	32,436	(1,561)	30,875	31,557	33,764
BBB-	42,761	(3,573)	39,188	40,128	31,030

Total other investment grade mortgage-backed securities	$97,597	$(4,909)	$92,688	$94,346	$146,822

Non-investment grade mortgage- backed securities:
BB	$42,357	$(4,723)	$37,634	$38,537	$53,065
BB-	13,524	(196)	13,328	13,524	13,516
B+	468	(391)	77	77	101
B	10,104	(5,178)	4,926	5,238	14,449
Other	6,035	(5,630)	405	574	1,921

Total other non-investment grade mortgage-backed securities	$72,488	$(16,118)	$56,370	$57,950	$83,052

      At June 30, 2005, of the total other investment grade and non-investment grade mortgage-backed securities, $103.1 million was collateralized by prime loans and $49.2 million by subprime loans.

Valuation of Servicing-Related Assets
      MSRs, AAA-rated agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. MSRs are further subject to the lower of cost or market limitations. Relevant information and assumptions used to value the Company’s servicing-related assets and residual securities at June 30, 2005, March 31, 2005, and December 31, 2004 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)
June 30, 2005
MSRs	$738,844	$63,675,945	5.91%	0.37%	23.6%	3.17	24.1%	26.5%	9.7%	N/A

AAA-rated agency interest-only securities	$63,052	$7,245,470	6.30%	0.37%	27.4%	2.37	18.4%	26.8%	11.6%	N/A

Prepayment penalty securities	$62.283	$10,232,512	5.72%	N/A	22.2%	N/A	25.5%	27.8%	9.2%	N/A

Prime residual securities	$4,693	$1,378,280	6.16%	1.33%	48.5%	0.26	33.2%	35.8%	15.0%	0.10%
Lot loan residual securities	23,983	$578,922	7.03%	2.98%	41.3%	1.39	41.9%	41.3%	19.7%	0.68%
HELOC residual securities	64,038	$1,397,532	7.47%	3.14%	44.3%	1.46	45.4%	50.0%	19.0%	0.82%
Subprime residual securities	53,080	$4,273,283	7.37%	2.77%	29.9%	0.45	35.9%	30.1%	24.9%	2.87%

Total non-investment grade residual securities	$145,794

March 31, 2005
MSRs	$734,238	$55,994,639	5.79%	0.36%	21.4%	3.64	20.5%	20.6%	11.0%	N/A

AAA-rated agency interest-only securities	$83,080	$7,623,711	6.30%	0.37%	29.7%	2.95	14.4%	25.4%	11.0%	N/A

Prepayment penalty securities	$45,649	$8,351,419	5.22%	N/A	21.6%	N/A	20.6%	19.0%	13.5%	N/A

Prime residual securities	$4,813	$1,510,690	6.40%	1.01%	36.8%	0.31	29.9%	37.2%	15.0%	0.20%
Lot loan residual securities	18,594	$394,413	7.09%	3.65%	35.1%	1.29	42.2%	42.8%	19.6%	0.39%
HELOC residual securities	59,800	$1,372,162	6.87%	3.28%	47.5%	1.33	49.1%	50.0%	19.0%	0.72%
Subprime residual securities	48,167	$3,451,302	7.29%	2.56%	26.9%	0.54	34.1%	22.1%	24.9%	2.88%

Total non-investment grade residual securities	$131,374

December 31, 2004
MSRs	$640,794	$50,218,965	5.73%	0.36%	24.0%	3.54	20.8%	21.9%	10.3%	N/A

AAA-rated agency interest-only securities	$90,658	$8,472,502	6.65%	0.38%	34.3%	2.82	14.9%	26.9%	11.3%	N/A

Prime residual securities	$6,495	$1,668,429	6.55%	1.00%	40.9%	0.39	36.9%	37.3%	15.0%	0.21%
Lot loan residual securities	17,675	$441,884	7.02%	4.13%	36.5%	0.97	41.0%	41.6%	19.3%	0.42%
HELOC residual securities	66,077	$1,352,181	6.48%	3.41%	32.1%	1.43	36.7%	43.4%	19.0%	0.91%
Subprime residual securities	45,139	$2,757,236	7.44%	3.29%	24.1%	0.50	33.6%	22.8%	24.7%	2.55%

Total non-investment grade residual securities	$135,386

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.03%, 0.01%, 0.09% and 0.65% for prime, lot loans, HELOC and subprime, respectively, at June 30, 2005.

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
      As of June 30, 2005, the weighted-average multiple for MSRs has decreased compared to March 31, 2005, primarily due to the higher prepayment assumptions based on lower long-term interest rates. The actual prepayments in the servicing portfolio during the second quarter of 2005 were faster than projected as a result of a 60 basis-point drop in 10-year swap rates and the concentration of our servicing portfolio in hybrid-ARM and ARM loans which tend to prepay faster and have a shorter average life. Similarly, the weighted-average multiple for AAA-rated interest-only securities decreased from that of the first quarter of 2005. Our residual securities are less interest-rate sensitive and thus the weighted-average multiples are more comparable from period to period.
      The prepayment penalty securities are held mainly as hedges of the related MSR asset. The prepayment penalty securities increased in value as declining rates drove a forecasted increase in prepayment penalty fees from the underlying collateral. In addition, the discount yield used in valuation was reduced as a result of observed sale prices of prepayment penalty securities as well as the expected shortened life of the securities due to falling rates. The gains in the prepayment penalty securities were largely offset by declines in value in the related MSR asset.
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

      The following table breaks out the components of service fee income/expense and the net (loss) gain on mortgage-backed securities:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2005	2004	2005	2005	2004

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$64,358	$29,879	$54,989	$119,347	$57,959
Amortization	(52,083)	(38,747)	(45,792)	(97,875)	(61,607)

Service fee (expense) income, net of amortization	12,275	(8,868)	9,197	21,472	(3,648)
Valuation adjustments on MSRs	(89,092)	48,594	12,859	(76,233)	(4,839)
Hedge gain (loss) on MSRs	87,616	(67,533)	(17,638)	69,978	(22,464)

Total service fee (expense) income	$10,799	$(27,807)	$4,418	$15,217	$(30,951)

Net loss on securities:
Realized gain on available for sale securities	$5,731	$631	$(350)	$5,381	$1,531
Impairment on available for sale securities	(78)	(565)	(337)	(415)	(666)
Unrealized gain (loss) on prepayment penalty securities	15,683	633	1,491	17,174	(392)
Unrealized (loss) gain on AAA-rated and agency interest-only and residual securities	(12,826)	17,486	(4,268)	(17,094)	1,019
Net gain (loss) on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	7,341	(21,599)	(1,182)	6,159	(9,893)

Total gain (loss) on mortgage-backed securities, net	$15,851	$(3,414)	$(4,646)	$11,205	$(8,401)

THRIFT
      IndyMac’s thrift segment serves to diversify IndyMac’s mortgage banking revenue stream through its investments in SFR mortgage loans (predominantly prime ARMs and hybrid ARMs), construction loans, HELOCs, and MBS and provides core spread and fee income to stabilize earnings.

      The following table details the loans held for investment and MBS as of June 30, 2005, and December 31, 2004. The loans held for investment, AAA-rated agency and non-agency available for sale MBS and HELOC residual securities are held by our thrift segment while all other trading and available-for-sale securities are held by our mortgage banking segment. Please refer to page 35 for further discussions on AAA-rated agency interest-only, prepayment penalty and residual securities.

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Loans held for investment:
SFR mortgage	$4,989,025	$4,458,784
Consumer construction	1,493,948	1,443,450
Builder construction	752,466	643,116
HELOC	39,512	45,932
Land and other mortgage	183,032	158,471
Revolving warehouse lines of credit	27,974	—

Total — loans held for investment	7,485,957	6,749,753

Mortgage-backed securities:
Trading securities:
AAA-rated and agency interest-only securities	63,052	90,658
AAA-rated principal-only securities	—	18,599
Prepayment penalty securities	62,283	33,451
Other investment grade securities	9,320	9,219
Other non-investment grade securities	—	4,198
Non-investment grade residual securities	97,657	78,911

Total trading securities	232,312	235,036

Available for sale securities:
AAA-rated non-agency securities	3,186,980	3,166,600
AAA-rated agency securities	11,827	14,903
Other investment grade securities	85,026	137,603
Other non-investment grade securities	57,950	78,854
Non-investment grade HELOC residual securities	48,137	56,475

Total available for sale securities	3,389,920	3,454,435

Total — mortgage-backed securities	3,622,232	3,689,471

Total	$11,108,089	$10,439,224

Percentage of securities portfolio rated investment grade	93%	93%
Percentage of securities portfolio rated AAA	90%	89%
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
SFR Mortgage Loans Held for Investment
      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its thrift segment relative to its mortgage banking segment, which tends to be more cyclical. The Company added $310 million of mortgage loans in accordance with this strategy during the quarter ended June 30, 2005.
      The following table shows the composition of the portfolio as of June 30, 2005 and December 31, 2004, and relevant credit quality characteristics at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
SFR mortgage loans held for investment	$4,989,025	$4,458,784
Average loan size	$305	$305
Non-performing loans as a percentage of SFR loans	0.55%	0.60%
Estimated average life in years(1)	2.6	2.4
Estimated average duration in years(2)	1.3	1.5
Yield	4.63%	4.38%
Fixed-rate mortgages	7%	9%
Adjustable-rate mortgages	28%	18%
Hybrid adjustable-rate mortgages	65%	73%

	June 30,	December 31,
Additional Information	2005	2004

Average FICO score(3)	717	720
Average loan to value ratio	72%	71%
Geographic distribution of top five states:
Southern California	32%	31%
Northern California	20%	21%
Michigan	5%	6%
Florida	5%	4%
New York	4%	4%
Georgia	3%	3%
Other	31%	31%

Total	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average duration measures the expected change in the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.
Mortgage-Backed Securities
      The Company’s portfolio of mortgage-backed securities totaled $3.6 billion and $3.7 billion at June 30, 2005, and December 31, 2004, respectively. Included in the portfolio at June 30, 2005 were $1.0 billion of AAA-rated HELOC-backed certificates that are guaranteed by a third party insurer and $153.7 million of AAA-rated senior mortgage-backed securities issued by us. These securities were created from our three separate on-balance sheet financing transactions in which the loans were recharacterized to securities. The primary objectives of these transactions were to improve our liquidity profile, lower our cost of funds, and optimize return on equity. These assets amounted to $1.0 billion and $198.0 million, respectively, at December 31, 2004.
      The MBS securities are recorded at fair value. The Company invests in high-quality MBS to provide net interest income. At June 30, 2005, 90% of the portfolio was rated AAA with an expected weighted-average life of 2.2 years.
Construction Lending
      IndyMac provides construction financing for individual consumers who are in the process of building their own home (consumer construction) and for residential subdivision developers (builder construction). With respect to consumer construction, the primary product is a construction-to-permanent residential mortgage loan. This product provides financing for the 9 to 12 month term of construction and automatically converts to a permanent mortgage loan at the end of construction. As a result, this product represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income during the construction phase. These loans are typically fixed-rate loans during the construction period. When the loan converts to permanent status, the interest rate may be adjusted based on the underlying permanent note. As of June 30, 2005, based on the underlying note agreements, 50% of the construction loans would be converted to adjustable-rate permanent loans, 31% to hybrid adjustable-rate loans, and 19% to fixed-rate loans. New consumer construction commitments grew 31% from the first quarter of 2005 and 21% over the same quarter of 2004 to $917 million, as we continue to take advantage of the strong “new home” purchase market. Once the loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by the SFR mortgage loan portfolio. Mortgage loans that converted to permanent status grew 10% from the first quarter of 2005 and 29% over the same quarter of 2004 to $401 million. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at June 30, 2005 remained comparable to December 31, 2004 at $1.5 billion.
      Builder construction loans are typically adjustable rate loans, indexed to the prime interest rate. The strong homebuilding market continues to provide growth opportunities in coordination with opening new offices. During the second quarter of 2005, we entered into new tract construction commitments of $594 million, up 95%, or $290 million, from the second quarter of 2004. Builder loans outstanding at June 30, 2005, including construction and land and other mortgage loans, totaled $927.7 million, a $130.4 million, or 16% increase compared to December 31, 2004. A substantial portion of our builder construction loans is secured by corporate or personal guarantees of the builders as well as the underlying real estate.

      The following tables present further information on our Construction Lending portfolios.

	As of

	June 30, 2005		December 31, 2004

	Consumer	Builder	Consumer	Builder
	Construction	Construction	Construction	Construction
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Construction loans	$1,493,948	$752,466	$1,443,450	$643,116
Lot, land and other mortgage loans	$112,735	$175,216	$37,172	$154,123
Outstanding commitments	$2,708,603	$1,515,566	$2,528,054	$1,461,296
Average loan commitments	$421	$9,185 (1)	$410	$7,033
Non-performing loans	0.55%	0.71%	0.65%	1.45%
Annualized yield on construction loans	5.56%	8.56%	5.56%	7.35%
Fixed-rate loans	94%	—	98%	—
Adjustable-rate loans	6%	99%	2%	98%
Hybrid adjustable-rate loans	—	1%	—	2%

(1)	In calculating the average builder construction loan commitments, total commitments of $324.0 million of builder spec loans, with average loan commitments of $388 thousand are excluded in the calculation at June 30, 2005. As of December 31, 2004, builder spec loans had total commitments of $223.4 million with average loan commitments of $387 thousand.
Additional Information as of June 30, 2005

	Consumer		Builder
	Construction		Construction
	Loans		Loans

Average loan-to-value ratio(1)	74%		71%
Average FICO score(2)	711		N/A
Geographic distribution of top five states:
Southern California	30%	Southern California	41%
Northern California	18%	Northern California	15%
Hawaii	6%	Illinois	11%
Florida	6%	Florida	5%
New York	4%	Arizona	5%
Washington	3%	Massachusetts	3%
Other	33%	Other	20%

Total Consumer Construction	100%	Total Builder Construction	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at June 30, 2005.

(2)	FICO scores are not calculated for corporate entities and, therefore, are not applicable to the builder construction portfolio.
      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 49.

HELOC Portfolio
      The HELOC portfolio, including the HELOC securitized loans, totaled $1.8 billion at June 30, 2005, which represents an increase of approximately $100 million from the portfolio size at December 31, 2004. During the second quarter of 2005, we produced $451 million of new HELOC commitments, largely from our mortgage banking segment and internal channels, and sold $130 million of HELOC loans, realizing a $1.8 million of gain on sale. For the six months ended June 30, 2005, we produced $794 million of new HELOC commitments and sold $292 million of HELOCs, realizing a $4.5 million of gain on sale. HELOC loans that we plan to sell or securitize are classified as held for sale on our balance sheet.
      The following table presents information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the three months ended June 30, 2005, March 31, 2005, and December 31, 2004. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	June 30,	March 31,	December 31,
	2005	2005	2004

	(Dollars in thousands)
Outstanding balance	$461,293	$409,948	$404,342
Outstanding commitments(1)	$913,845	$821,991	$838,534
Average spread over prime	1.31%	1.31%	1.41%
Average FICO score	732	729	726
Average CLTV ratio(2)	76%	76%	76%
Additional Information as of June 30, 2005

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
96% to 100%	$98,038	$66	2.39%	738	0.52%
91% to 95%	41,877	64	1.95%	725	0.53%
81% to 90%	100,834	65	1.79%	713	0.54%
71% to 80%	113,716	94	0.62%	731	0.43%
70% or less	106,828	89	0.36%	744	0.00%

Total	$461,293	$79	1.31%	732	0.38%

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

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

	Three Months Ended

	June 30, 2005			June 30, 2004			March 31, 2005

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$3,563,192	$47,701	5.37%	$2,877,174	$34,365	4.80%	$3,657,831	$51,324	5.69%
Loans held for sale	6,844,766	87,756	5.14%	5,282,806	69,395	5.28%	6,047,608	79,383	5.32%
Mortgage loans held for investment	5,312,122	61,339	4.63%	5,424,545	56,827	4.21%	4,890,267	56,220	4.66%
Builder construction and income property	727,731	15,535	8.56%	546,597	8,820	6.49%	656,007	12,993	8.03%
Consumer construction	1,398,654	19,372	5.56%	1,208,522	17,003	5.66%	1,371,321	19,285	5.70%
Investment in Federal Home Loan Bank stock and other	714,107	7,043	3.96%	329,231	3,898	4.76%	416,033	4,393	4.28%

Total interest-earning assets	18,560,572	238,746	5.16%	15,668,875	190,308	4.88%	17,039,067	223,598	5.32%

Other	1,458,128			1,317,607			1,529,126

Total assets	$20,018,700			$16,986,482			$18,568,193

Interest-bearing deposits	$5,693,146	44,326	3.12%	$4,076,509	23,697	2.34%	$5,258,418	35,892	2.77%
Advances from Federal Home Loan Bank	8,216,382	64,091	3.13%	5,775,468	33,919	2.36%	7,300,102	52,713	2.93%
Other borrowings	3,594,250	33,924	3.79%	4,800,920	25,714	2.15%	3,635,020	30,573	3.41%

Total interest-bearing liabilities	17,503,778	142,341	3.26%	14,652,897	83,330	2.29%	16,193,540	119,178	2.98%

Other	1,194,235			1,206,297			1,121,105

Total liabilities	18,698,013			15,859,194			17,314,645
Shareholders’ equity	1,320,687			1,127,288			1,253,548

Total liabilities and shareholders’ equity	$20,018,700			$16,986,482			$18,568,193

Net interest income		$96,405			$106,978			$104,420

Net interest spread			1.90%			2.59%			2.34%

Net interest margin			2.08%			2.75%			2.49%

	Six Months Ended

	June 30, 2005			June 30, 2004

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$3,610,512	$99,025	5.53%	$2,491,321	$61,220	4.94%
Loans held for sale	6,446,186	167,139	5.23%	4,485,728	124,141	5.57%
Mortgage loans held for investment	5,101,194	117,559	4.65%	5,516,402	114,868	4.19%
Builder construction and income property	691,869	28,528	8.31%	526,633	16,860	6.44%
Consumer construction	1,384,987	38,657	5.63%	1,174,446	32,998	5.65%
Investment in Federal Home Loan Bank stock and other	565,070	11,436	4.08%	324,776	6,780	4.20%

Total interest-earning assets	17,799,818	462,344	5.24%	14,519,306	356,867	4.94%

Other	1,493,628			1,248,121

Total assets	$19,293,446			$15,767,427

Interest-bearing deposits	$5,475,782	80,218	2.95%	$3,957,510	46,179	2.35%
Advances from Federal Home Loan Bank	7,758,242	116,804	3.04%	5,491,302	64,839	2.37%
Other borrowings	3,614,635	64,497	3.60%	4,166,462	44,938	2.17%

Total interest-bearing liabilities	16,848,659	261,519	3.13%	13,615,274	155,956	2.30%

Other	1,157,671			1,066,848

Total liabilities	18,006,330			14,682,122
Stockholders’ equity	1,287,116			1,085,305

Total liabilities and stockholders’ equity	$19,293,446			$15,767,427

Net interest income		$200,825			$200,911

Net interest spread			2.11%			2.64%

Net interest margin			2.28%			2.78%

      The net interest margin during the second quarter of 2005 was 2.08%, a decrease from 2.49% from the first quarter of 2005 and a decrease from 2.75% for the second quarter of 2004. The margin decline year over year was primarily due to our mortgage loan held for sale portfolio. As shown in the table below, the net interest margin in the held for sale portfolio declined 178 basis points from the second quarter a year ago and 56 basis points from the first quarter of 2005. These declines are attributable to increases in short-term interest rates, and a shift in portfolio composition to lower rate ARM products. The decrease in net interest margin from the first quarter of 2005 was principally as a result of the continuing flattening of the yield curve.

	Three Months Ended

	June 30, 2005			June 30, 2004			March 31, 2005

	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in millions)
By Segment:
Thrift segment and other	$12,315	$59	1.93%	$10,346	$52	2.02%	$11,389	$63	2.26%
Mortgage banking segment	6,246	37	2.38%	5,323	55	4.16%	5,650	41	2.94%

Total Company	18,561	96	2.08%	15,669	107	2.75%	17,039	104	2.49%

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

•	changes in volume (changes in average outstanding balances multiplied by the prior period’s rate),

•	changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and

•	changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Three Months Ended June 30,
	2005 vs. 2004

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Securities	$8,310	$4,047	$979	$13,336
Loans held for sale	20,764	(1,850)	(553)	18,361
Mortgage loans held for investment	(1,025)	5,639	(102)	4,512
Builder construction and income property	2,955	2,816	944	6,715
Consumer construction	2,729	(310)	(50)	2,369
Investment in Federal Home Loan Bank stock and other	4,580	(660)	(775)	3,145

Total interest income	38,313	9,682	443	48,438
Interest expense:
Interest-bearing deposits	9,488	7,955	3,186	20,629
Advances from Federal Home Loan Bank	14,468	11,009	4,695	30,172
Other borrowings	(6,410)	19,475	(4,855)	8,210

Total interest expense	17,546	38,439	3,026	59,011

Net interest income	$20,767	$(28,757)	$(2,583)	$(10,573)

	Six Months Ended June 30,
	2005 vs. 2004

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$27,256	$3,250	$7,299	$37,805
Loans held for sale	53,761	(3,252)	(7,511)	42,998
Mortgage loans held for investment	(8,940)	(982)	12,613	2,691
Builder construction and income property	5,229	1,524	4,915	11,668
Consumer construction	5,808	(22)	(127)	5,659
Investment in Federal Home Loan Bank stock and other	4,984	(139)	(189)	4,656

Total interest income	88,098	379	17,000	105,477
Interest expense:
Interest-bearing deposits	17,539	11,958	4,542	34,039
Advances from Federal Home Loan Bank	26,513	18,065	7,387	51,965
Other borrowings	(6,060)	29,612	(3,993)	19,559

Total interest expense	37,992	59,635	7,936	105,563

Net interest income	$50,106	$(59,256)	$9,064	$(86)

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
      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of June 30, 2005, and December 31, 2004. Our NPV model has been built to focus on the Bank alone as the $1.1 billion of assets at the Parent Company and its non-bank subsidiaries have very little interest rate risk exposure.

	June 30, 2005			December 31, 2004

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$352,482	$352,482	$352,482	$352,664	$352,664	$352,664
Trading securities	216,573	214,103	222,308	215,480	202,801	224,716
Available for sale securities	2,304,438	2,331,927	2,253,616	2,362,108	2,398,485	2,303,858
Loans held for sale	6,086,526	6,127,848	6,002,193	4,474,459	4,530,902	4,385,744
Loans held for investment	7,475,437	7,541,068	7,368,808	6,725,541	6,792,345	6,616,173
MSRs	743,869	593,041	861,747	640,794	509,099	728,703
Other assets	1,097,083	1,140,457	1,132,815	898,496	959,259	926,602

Total assets	$18,276,408	$18,300,926	$18,193,969	$15,669,542	$15,745,555	$15,538,460

Deposits	$6,567,010	$6,620,743	$6,523,651	$5,688,988	$5,741,396	$5,640,149
Advances from Federal Home Loan Bank	7,597,772	7,621,742	7,574,172	6,160,151	6,189,573	6,131,386
Other borrowings	1,873,000	1,874,394	1,871,609	1,865,801	1,867,124	1,864,481
Other liabilities	423,762	424,107	423,417	299,876	300,119	299,631

Total liabilities	16,461,544	16,540,986	16,392,849	14,014,816	14,098,212	13,935,647
Shareholders’ equity (NPV)	$1,814,864	$1,759,940	$1,801,120	$1,654,726	$1,647,343	$1,602,813

% Change from base case		(3.03)%	(0.76)%		(0.45)%	(3.14)%

      The increase in the net present value of equity from December 31, 2004, to June 30, 2005, is primarily due to (i) the increase in retained earnings of IndyMac Bank in the amount of $84.4 million, (ii) a capital contribution of $40.0 million from IndyMac Bancorp to IndyMac Bank, (iii) lower relative valuation of certain liabilities as interest rates have increased, and (iv) higher relative valuation of hedging instruments for servicing-related assets. The June 30, 2005 results indicate that IndyMac Bank has a relatively neutral profile in an up and down 100 basis point scenarios, similar to the profile at December 31, 2004. It should be noted that this analysis is based on instantaneous change in interest rates and does not reflect (i) the impact of changes in hedging activities as interest rates change, and (ii) changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.
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
CREDIT RISK AND RESERVES
      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of June 30, 2005. The overall adequacy of the allowance for loan losses is based on the allowance in its entirety. The allocation amongst the various loan products is representative of our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances.

				Total Reserves		QTD Net	YTD Net
		Allowance		as a	Non-	Charge	Charge
		For Loan	Credit	Percentage of	Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Losses	Discounts(2)	Book Value	Assets	REO (Gains)	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$4,979,168	$18,544	$—	0.37%	$22,890	$254	$1,075
Land and other mortgage loans	183,032	3,500	—	1.91%	74	41	41
Builder construction and income property loans	752,466	14,557	—	1.93%	6,552	72	72
Consumer construction loans	1,493,948	10,130	—	0.68%	8,506	375	870
Revolving warehouse Lines of credit	27,974	84	—	0.30%	—	—	—

Total core held for investment loans	7,436,588	46,815	—	0.63%	38,022	742	2,058
Discontinued product lines(1)	49,369	7,254	—	14.69%	4,880	1,089	1,661

Total held for investment portfolio	7,485,957	$54,069	—	0.72%	42,902	1,831	3,719

Held for sale portfolio	6,046,746		$9,597	0.16%	19,865	—	—

Total loans	$13,532,703				62,767	$1,831	$3,719

Foreclosed assets
Core portfolios					10,928	$(1,337)	$(1,795)
Discontinued product lines					391	52	4

Total foreclosed assets					11,319	$(1,285)	$(1,791)

Total non-performing assets					$74,086

Total non-performing assets as a percentage of total assets					0.38%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

(2)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.
      The allowance for loan losses is allocated for segment reporting purpose to the various loan products, as shown in the table above. The entire allowance for loan losses is available to cover losses in any of the loan portfolios. A component of the overall allowance for loan losses is not specifically allocated to the loan portfolios in the overall assessment of adequacy (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of June 30, 2005, $17.4 million or 32% of the total allowance for loan losses related to the unallocated component.
      The following table provides additional comparative data on non-performing assets.

	June 30,	June 30,	December 31,
	2005	2004	2004

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$22,890	$12,625	$22,155
Builder construction and income property loans	6,552	9,162	11,546
Consumer construction loans	8,506	10,203	9,553
Land and other mortgage loans	74	—	—

Total portfolio non-performing loans	38,022	31,990	43,254
Discontinued product lines	4,880	6,024	5,868

Total non-performing loans held for investment	42,902	38,014	49,122

Allowance for loan losses to non-performing loans held for investment	126%	139%	108%

Non-performing loans held for sale	19,865	47,823	54,611

Total non-performing loans	62,767	85,837	103,733
Foreclosed assets	11,319	27,316	19,161

Total non-performing assets	$74,086	$113,153	$122,894

Total non-performing assets to total assets	0.38%	0.73%	0.73%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$45,700	$45,043	$45,191	$45,644
Provision for loan losses	1,857	1,701	3,682	2,101
Charge-offs net of recoveries
SFR mortgage loans	(254)	(1,120)	(1,075)	(2,046)
Land and other mortgage loans	(41)	—	(41)	—
Builder construction	(72)	(10)	(72)	(10)
Consumer construction	(375)	(329)	(870)	(404)

Charge-offs net of recoveries	(742)	(1,459)	(2,058)	(2,460)

Balance, end of period	46,815	45,285	46,815	45,285

Discontinued product lines
Balance, beginning of period	7,793	7,083	7,700	7,001
Provision for loan losses	550	1,499	1,215	2,599
Charge-offs net of recoveries	(1,089)	(1,071)	(1,661)	(2,089)

Balance, end of period	7,254	7,511	7,254	7,511

Total allowance for loan losses	$54,069	$52,796	$54,069	$52,796

Annualized charge-offs to average loans held for investment	0.10%	0.14%	0.10%	0.13%
Charge-offs to quarterly production	0.01%	0.03%	0.01%	0.03%
Core portfolio loans only
Annualized charge-offs to average loans held for investment	0.04%	0.08%	0.06%	0.07%
Charge-offs to quarterly production	0.01%	0.01%	0.01%	0.01%
      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $63.7 million at June 30, 2005, compared to $63.9 million at December 31, 2004. As of June 30, 2005, the allowance for loan losses of $54.1 million for loans held for investment, represented 0.72% of total loans held for investment, comparable to the allowance for loan losses to total loans held for investment of 0.78% at December 31, 2004 and 0.76% at June 30, 2004. Total charge-offs decreased from $2.5 million for the second quarter of 2004 to $1.8 million for the second quarter of 2005, with improvements in the SFR mortgage loans portfolio. The charge-offs as a percent of loans held for investment also improved from 0.14% for the second quarter of 2004 to 0.10% for the second quarter of 2005.
      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value. Total non-performing assets amounted to $74.1 million at June 30, 2005, a decrease of $48.8 million from December 31, 2004 and $39.1 million from June 30, 2004. The reductions of non-performing assets during the second quarter of 2005 were primarily due to the liquidations of non-performing loans held for sale and the sales of foreclosed assets. The ratio of non-performing assets to total assets was 0.38% at June 30, 2005, improved from 0.73% at June 30, 2004 and 0.73% at December 31, 2004, attributable to the environment of rising home prices and our strategy of retaining a higher quality portfolio.
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
      With respect to mortgage loans held for sale, we do not provide an allowance for loan losses, pursuant to the applicable accounting rules. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustments related to the credit risk on loans held for sale totaled $9.6 million at June 30, 2005.
SECONDARY MARKET RESERVES
      We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform with the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since 1993, the Company has repurchased a very small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of IndyMac’s diversification of its loan sale channels to include whole loan and GSE sales. While sales through these channels typically generate enhanced cash flows, they tend to have a greater level of representation and warranty and repurchase risk. The following table shows the amount of loans we have repurchased from each distribution channel since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$157.1	$63,153	0.25%
Securitization trusts	13.7	87,094	0.02%

Total	$170.8	$150,247	0.11%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, securitization transactions and sales to the GSEs. These reserves, which totaled $37.0 million at June 30, 2005, have two general components: reserves for repurchases arising from representation and warranty claims and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. The table below shows the activity in the reserves during the three and six months ended June 30, 2005.

	Three	Six
	Months	Months

	(Dollars in thousands)
Balance, Beginning of the Period	$36,357	$35,610
Additions/provisions	4,993	9,993
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(4,845)	(9,372)
Recoveries on previous claims	538	812

Balance, June 30, 2005	$37,043	$37,043

      During the second quarter of 2005, the Company reached a settlement with Washington Mutual over the previously disclosed lawsuit related to the loans sold by the Company to PNC Mortgage Corporation during the period 1997 to 2000, prior to Washington Mutual’s acquisition of PNC Mortgage Corporation in 2001. The settlement calls for a cash payment of $10 million and the repurchase of certain loans for approximately $7.86 million, with an estimated loss of $3 million. Therefore, the total cost of the settlement is approximately $13 million, which will reduce the secondary market reserve during the third quarter of 2005 when paid and fully resolve the lawsuit. The cost of the settlement approximated our reserves established previously for the lawsuit.
      Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We have no other pending dispute similar to the Washington Mutual case as of June 30, 2005. The remaining secondary market reserves after the Washington Mutual settlement are for repurchases arising from general representation and warranty claims. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. The entire balance of our secondary market reserves is included on the consolidated balance sheets as a component of other liabilities.
OPERATING EXPENSES
      A summary of operating expenses follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2005	2004	2005	2005	2004

	(Dollars in thousands)
Salaries and related	$82,267	$51,149	$74,840	$157,107	$102,589
Premises and equipment	13,630	9,938	12,613	26,243	19,531
Loan purchase costs	9,249	10,244	8,720	17,969	17,551
Professional services	6,202	5,844	6,956	13,158	10,917
Data processing	11,316	8,580	9,913	21,229	17,171
Office	8,383	5,758	6,623	15,006	11,737
Advertising and promotion	10,608	9,167	11,150	21,758	18,023
Operations and sale of foreclosed assets	(889)	1,419	1,601	712	3,554
Litigation settlement	3,000	—	6,000	9,000	—
Other	6,802	6,113	6,097	12,899	10,739

	$150,568	$108,212	$144,513	$295,081	$211,812

      General and administrative expenses, including salaries and related, increased during the quarter ended June 30, 2005 to $150.6 million, compared to $108.2 million during the same period in 2004. The increase was largely driven by increases in salaries, premises and equipment, data processing and office expenses as a result of the Company’s operational expansion in support of the continued record-level of production volume. The Company’s average full-time equivalent employees increased by 38%, from 4,061 during the quarter ended June 30, 2004, to 5,625 during the quarter ended June 30, 2005.
      Included in operating expenses for the three months ended June 30 and March 31, 2005 is a $3 million and $6 million pretax charge, respectively, for the settlement of two previously disclosed class action lawsuits. The parties agreed to the settlements during the quarter in which the expenses were recorded. Management believes that the charge is sufficient to fully resolve the matters.

DIVIDEND
      IndyMac’s Board of Directors declared a cash dividend of $0.40 per share, up 25% from the dividend declared and paid in the third quarter last year, representing IndyMac’s ninth consecutive increase in the quarterly dividend. The cash dividend is payable September 8, 2005 to shareholders of record on August 11, 2005.
SHARE REPURCHASE ACTIVITIES
      In June 1999, our Board of Directors approved a $100 million share repurchase program, which was subsequently increased by the Board to $500 million. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide Financial Corporation, Inc. (“Countrywide”), which was not a part of our share repurchase program. From the share repurchase program’s inception through December 31, 2002, we repurchased 28 million shares in open market transactions and from Countrywide at an average price of approximately $18.02 per share, for an aggregate investment of $504.4 million. At June 30, 2005, we had $63.6 million of remaining capacity to repurchase under the current authorization from the Board of Directors. No share repurchases under this program have been made since December 31, 2002.
      From time to time, we also repurchase shares from certain employees and officers at the then-current market price under the Company’s stock incentive plans. The following table summarizes the share repurchase activities from our employees and officers during the first six months of 2005, as well as the information during the same period regarding our publicly announced share repurchase program described above:

				Maximum Approximate
			Total Number of	Dollar Value
	Total		Shares Purchased	(in millions) of Shares
	Number of	Weighted	as Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid Per Share	Programs	Plans or Programs(2)

January 1, 2005 — January 31, 2005	13,385	$34.67	—	$63.6
February 1, 2005 — February 28, 2005	224	38.69	—	63.6
March 1, 2005 — March 31, 2005	—	—	—	63.6

First Quarter Total	13,609	34.73	—	63.6

April 1, 2005 — April 30, 2005	—	—	—	63.6
May 1, 2005 — May 31, 2005	2,251	37.86	—	63.6
June 1, 2005 — June 30, 2005	—	—	—	63.6

Second Quarter Total	2,251	37.86	—	63.6

Six Months Total	15,860	$35.18	—	$63.6

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s stock incentive plans at the then-current market prices.

(2)	Our Board of Directors approved a $100 million share repurchase program in June of 1999, which was subsequently increased by the Board to $500 million. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide, which was not a part of our share repurchase program.
FUTURE OUTLOOK
      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. We believe, based on our confidence in our employees, hybrid thrift/mortgage banking business model, capital strength and ability to gain market share, that we are positioned to grow earnings per share at a compounded growth rate of approximately 15% over the long run, or approximately double the rate of the industry. In fact, IndyMac’s historical track record has exceeded this target over the last twelve and half years with compounded annual growth of 28% under its current senior management team.
      With that said, the past few years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs as a result of historically low interest rates, which led to record refinancing of mortgages. The industry is in the midst of a major transition from these historic highs back to more normalized levels. According to forecasts published by the MBA, although the industry volumes are projected to increase 6% in 2005, they are expected to decline in 2006 by 9%.
      Given our strong second quarter results and the current mortgage industry forecasts published by the MBA, we are increasing our guidance for the full year 2005 to $4.62 per share. This forecast is up $0.27 per share from the $4.35 per share guidance provided in our April earnings release and reflects a 36% increase over our 2004 pro forma results. Our forecast incorporates incremental margin compression but continued strong production volumes given our diverse product mix, our successful market share expansion and the strong execution that has driven our pipeline to record levels. In addition, within this forecast, the spread between short-term and long-term interest rates is assumed to continue to narrow with the 1-month LIBOR increasing from 3.33% at June 30 to 4.17% by year end and the 10-year Treasury increasing from 3.92% at June 30 to 4.29% by year end. This EPS forecast is considered our best estimation in light of current market expectation for interest rates and industry volume for 2005. However, economy, interest rates and our industry remain volatile and, as a result, our actual results could vary significantly from this forecast.
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
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended June 30, 2005, we had average total liquidity of $1.3 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.
PRINCIPAL SOURCES OF CASH
Loan Sales and Securitizations
      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended June 30, 2005, we sold $11.5 billion of our mortgage loans, which represents approximately 81% of our funded mortgage loans in the second quarter of 2005, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our thrift investment divisions also elected to retain $310 million of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans during the quarter is retained in our held for sale portfolio for future sale. Had we needed to raise more cash for liquidity reasons, loans retained in our held for investment portfolio could have been sold via one of the three channels.
      Our liquidity could be negatively impacted if any of our sales channels were disrupted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.
Advances from Federal Home Loan Bank
      The FHLB system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated MBS are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, IndyMac Bank is approved for collateralized advances of up to $9.8 billion, of which $7.6 billion were outstanding at June 30, 2005. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.
Deposits/ Retail Bank
      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 19 branches in Southern California, two of which were opened during the second quarter of 2005, our telebanking, and Internet channels. Through our web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal.
      Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit, and individual retirement accounts.
      The following table sets forth the balance of deposits, by deposit category, as of the following period ends:

	June 30, 2005		June 30, 2004		December 31, 2004

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Non-interest-bearing checking	$63,848	1%	$49,299	1%	$55,359	1%
Interest-bearing checking	51,566	1%	42,030	1%	42,306	1%
Savings	1,276,499	19%	1,757,560	37%	1,527,466	27%
Custodial accounts	636,469	10%	616,470	13%	622,589	11%

Total core deposits	2,028,382	31%	2,465,359	52%	2,247,720	40%
Certificates of deposit	4,556,150	69%	2,293,196	48%	3,495,759	60%

Total deposits	$6,584,532	100%	$4,758,555	100%	$5,743,479	100%

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	June 30, 2005		June 30, 2004		December 31, 2004

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$2,868,298	44%	$1,903,211	40%	$2,271,605	40%
Internet	664,079	10%	520,536	11%	579,503	10%
Telebanking	760,710	12%	486,926	10%	639,584	11%
Money desk	1,654,976	25%	1,231,412	26%	1,630,199	28%
Custodial	636,469	9%	616,470	13%	622,588	11%

Total deposits	$6,584,532	100%	$4,758,555	100%	$5,743,479	100%

      Included in deposits at June 30, 2005, December 31, 2004, and June 30, 2004 were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $636.5 million, $622.6 million and $616.5 million, respectively.
Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase IndyMac Bancorp’s common stock. As part of this transaction, IndyMac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp common stock under its share repurchase program (see “Share Repurchase Activities” on page 54).
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
      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The subordinated debentures underlying the trust preferred securities, which represent the liabilities due from IndyMac Bancorp to the trusts, amounted to $215.5 million and $215.2 million at June 30, 2005, and December 31, 2004, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.
Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities
      Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $3.0 billion at June 30, 2005, from $2.9 billion at December 31, 2004. The increase of $3.9 million was primarily the result of additional draws on our credit facilities to fund mortgage loan originations.
      At June 30, 2005, we had $5.1 billion in committed financing facilities, of which $3.0 billion was utilized and $660.6 million was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of June 30, 2005, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.
PRINCIPAL USES OF CASH
      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities totaled $2.9 billion during the six months ended June 30, 2005 and $3.1 billion during the six months ended June 30, 2004. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $104.4 million and $211.3 million for the six months ended June 30, 2005 and 2004, respectively.
ACCUMULATED OTHER COMPREHENSIVE LOSS
      Accumulated other comprehensive losses were $15.0 million at June 30, 2005, compared to $20.3 million of losses at December 31, 2004. This decrease in unrealized losses was a result of the increase in the fair value of the swaps and swaptions designated as cash flow hedges of floating rate borrowings. It should be noted that accumulated other comprehensive gain or loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated other comprehensive gain or loss is not a component of the determination of regulatory capital.
REGULATORY CAPITAL REQUIREMENTS
      IndyMac Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that IndyMac Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk-weighted assets. This particular condition expired on July 1, 2003. As of June 30, 2005, IndyMac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.
      During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $162.7 million at June 30, 2005.

      The following table presents IndyMac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at June 30, 2005. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing IndyMac’s total risk-based capital by 13 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tier 1 core	7.22%	7.22%	5.00%
Tier 1 risk-based	11.44%	11.31%	6.00%
Total risk-based	11.90%	11.77%	10.00%
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
      In connection with our loan sales that are securitization transactions, there are $45 billion in loans owned by off-balance sheet trusts as of June 30, 2005. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales.
      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. MSRs, AAA-rated interest-only securities, prepayment penalty and residual securities were $738.8 million, $63.1 million, $62.3 million, and $145.8 million, respectively, at June 30, 2005.
      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS
      The following table summarizes our material contractual obligations as of June 30, 2005. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Payment Due

	July 1, 2005	January 1, 2006	January 1, 2008
	through	through	through	After
	December 31, 2005	December 31, 2007	December 31, 2009	December 31, 2009	Total

	(Dollars in thousands)
Deposits Without a Stated Maturity	$1,391,913	$—	$—	$—	$1,391,913
Custodial Accounts and Certificates of Deposits	3,450,076	1,692,911	46,716	2,916	5,192,619
FHLB Advances	5,961,000	1,572,000	65,000	—	7,598,000
Repurchase Agreements	1,951,185	—	—	—	1,951,185
HELOC Notes(1)	—	—	—	997,602	997,602
Other Notes	1,055	—	—	1,055	2,110
Trust Preferred Debentures	—	—	—	215,537	215,537
Accrued Interest Payable	65,406	—	—	—	65,406
Deferred Compensation	272	2,660	7,989	22,032	32,953
Operating Leases(2)	11,168	45,323	37,068	35,904	129,463
Employment Agreements(3)	5,086	12,480	325	—	17,891
Purchase Obligations	920	7,376	—	—	8,296

Total	$12,838,081	$3,332,750	$157,098	$1,275,046	$17,602,975

(1)	HELOC notes are non-recourse and secured by AAA-rated HELOC certificates.

(2)	Total lease commitments are net of sublease rental income.

(3)	Represents compensation for ten senior executives and includes both base salary and estimated bonuses. Amount is calculated based on the terms in their respective written employment agreements.
      A schedule of significant commitments at June 30, 2005 follows:

Payment Due

(Dollars in thousands)
Undisbursed loan commitments:
Builder construction	$904,359
Consumer construction	1,105,993
HELOCs	479,115
Revolving warehouse lending	29,928
Letters of credit	$11,520
      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle claims based on breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993 through June 30, 2005, we have sold $150.2 billion in loans and repurchased $170.8 million loans, or 0.11% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending and expected claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels and the assessment of the probability of vendor or investor claims, which is included in other liabilities on the consolidated balance sheets. The balance in this reserve totaled $37.0 million at June 30, 2005. See the “Secondary Market Reserves” section on page 52 for further information.

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
VALUATION RISK
      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of active market quotations or sale information to value such assets. The assets include MSRs, AAA-rated interest-only securities, prepayment penalty securities, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented approximately 6% of total assets and 76% of total equity at June 30, 2005. The fair value of these assets could vary significantly as market conditions change. We periodically obtain appraisals from mortgage servicing brokers who benchmark our valuation assumptions to those of our industry peers and consider this information in the estimation of fair value.
CREDIT RISK
      A significant portion of our investment portfolio consists of prime residential SFR loans held for investment and non-investment grade securities and residual securities collateralized by mortgage loans. We also provide construction loans to consumers and developers to build residential properties. The credit risk profile on consumer construction loans is very similar to that of our permanent mortgage loans, while builder construction loans tend to have a higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At June 30, 2005, the book value of these non-core portfolios was $42.1 million, net of reserves.
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
COMPETITION
      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 1.82% for the second quarter of 2005. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.
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
      The Company’s financial condition and results of operations are reported in accordance with U.S. GAAP. While not impacting economic results, future changes in accounting principles issued by various accounting standard setters could impact our financial condition and operational results as reported under U.S. GAAP.
      Additionally, political conditions could impact the Company’s earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in which the Company operates.
GEOGRAPHIC CONCENTRATION
      A majority of our loans are geographically concentrated in certain states, including California, New York, Florida and New Jersey with 52% of our loan receivable balance at June 30, 2005 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.
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
CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
      Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated agency interest-only securities, prepayment penalty securities, MSRs and non-investment grade and residual securities; (2) derivatives hedging instruments and hedge accounting; (3) our allowance for loan losses (“ALL”); and (4) our secondary market reserve.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      See “Overall Interest Rate Risk Management” beginning on page 48 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS
INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	Unaudited
	(Dollars in thousands)
Assets
Cash and cash equivalents	$353,974	$356,157
Securities classified as trading ($42.1 million and $54.4 million pledged as collateral for borrowings at June 30, 2005 and December 31, 2004, respectively)	232,312	235,036
Securities classified as available for sale, amortized cost of $3.4 billion and $3.5 billion at June 30, 2005 and December 31, 2004, respectively ($2.2 billion and $2.3 billion pledged as collateral for borrowings at June 30, 2005 and December 31, 2004, respectively)	3,389,920	3,454,435
Loans receivable:
Loans held for sale
Prime	5,149,692	3,491,064
Subprime	360,761	563,274
HELOC	421,781	358,410
Consumer lot loans	104,915	32,824

Total loans held for sale	6,037,149	4,445,572

Loans held for investment
SFR mortgage	4,989,025	4,458,784
Consumer construction	1,493,948	1,443,450
Builder construction	752,466	643,116
HELOC	39,512	45,932
Land and other mortgage	183,032	158,471
Revolving warehouse lines of credit	27,974	—
Allowance for loan losses	(54,069)	(52,891)

Total loans held for investment	7,431,888	6,696,862

Total loans receivable ($9.5 billion and $8.1 billion pledged as collateral for borrowings at June 30, 2005 and December 31, 2004, respectively)	13,469,037	11,142,434
Mortgage servicing rights	738,844	640,794
Investment in Federal Home Loan Bank stock	484,569	390,716
Interest receivable	97,264	78,827
Goodwill and other intangible assets	81,131	81,445
Foreclosed assets	11,319	19,161
Other assets	557,517	426,639

Total assets	$19,415,887	$16,825,644

	June 30,	December 31,
	2005	2004

	Unaudited
	(Dollars in thousands)

Liabilities and Shareholders’ Equity
Deposits	$6,584,532	$5,743,479
Advances from Federal Home Loan Bank	7,598,000	6,162,000
Other borrowings	3,166,434	3,162,241
Other liabilities	661,963	493,953

Total liabilities	18,010,929	15,561,673

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 92,701,254 shares (63,511,959 outstanding) at June 30, 2005, and issued 91,168,915 shares (61,995,480 outstanding) at December 31, 2004	927	912
Additional paid-in-capital	1,220,558	1,186,682
Accumulated other comprehensive loss	(15,033)	(20,304)
Retained earnings	718,899	616,516
Treasury stock, 29,189,295 shares and 29,173,435 shares at June 30, 2005 and December 31, 2004, respectively	(520,393)	(519,835)

Total shareholders’ equity	1,404,958	1,263,971

Total liabilities and shareholders’ equity	$19,415,887	$16,825,644

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income
Mortgage-backed and other securities	$47,701	$34,365	$99,025	$61,220
Loans held for sale
Prime	67,256	58,842	124,553	103,173
Subprime	11,622	7,681	26,119	16,189
HELOC	6,002	—	12,354	—
Consumer lot loans	2,876	2,872	4,113	4,779

Total loans held for sale	87,756	69,395	167,139	124,141
Loans held for investment
SFR mortgage	56,936	49,744	108,934	98,962
Consumer construction	19,372	17,003	38,657	32,998
Builder construction	15,535	8,621	28,528	16,147
Land and other mortgage	3,694	2,957	7,331	5,935
HELOC	541	4,325	1,124	10,684
Revolving warehouse lines of credit	168	—	170	—

Total loans held for investment	96,246	82,650	184,744	164,726
Other	7,043	3,898	11,436	6,780

Total interest income	238,746	190,308	462,344	356,867
Interest expense
Deposits	44,326	23,697	80,218	46,179
Advances from Federal Home Loan Bank	64,091	33,919	116,804	64,839
Other borrowings	33,924	25,714	64,497	44,938

Total interest expense	142,341	83,330	261,519	155,956

Net interest income	96,405	106,978	200,825	200,911
Provision for loan losses	2,407	3,200	4,897	4,700

Net interest income after provision for loan losses	93,998	103,778	195,928	196,211
Other income
Gain on sale of loans	159,377	66,084	303,699	149,752
Service fee (loss) income	10,799	(27,807)	15,217	(30,951)
Gain (loss) on mortgage-backed securities, net	15,851	(3,414)	11,205	(8,401)
Fee and other income	8,646	7,692	15,971	12,816

Total other income	194,673	42,555	346,092	123,216

Net revenues	288,671	146,333	542,020	319,427
Other expense
Operating expenses	150,568	108,212	295,081	211,812
Amortization of other intangible assets	150	179	307	367

Total other expense	150,718	108,391	295,388	212,179

Earnings before provision for income taxes and minority interests	137,953	37,942	246,632	107,248
Provision for income taxes	54,491	14,987	97,419	42,363

Net earnings before minority interests	83,462	22,955	149,213	64,885
Minority interests	316	—	591	—

Net earnings	$83,146	$22,955	$148,622	$64,885

Earnings per share:
Basic	$1.33	$0.39	$2.40	$1.13
Diluted	$1.26	$0.38	$2.28	$1.08
Weighted-average shares outstanding:
Basic	62,304	58,137	62,052	57,548
Diluted	65,799	60,588	65,281	60,180
Dividends declared per share	$0.38	$0.32	$0.74	$0.62
The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2003	56,760,313	$859	$1,043,856	$(26,454)	$518,408		$(519,238)	$1,017,431
Common stock issued	3,200,000	32	96,218	—	—	$—	—	96,250
Common stock options exercised	1,049,051	10	23,290	—	—	—	—	23,300
Net directors’ and officers’ notes receivable payments	—	—	33	—	—	—	—	33
Deferred compensation, restricted stock	107,115	2	1,225	—	—	—	—	1,227
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(15,515)	—	(15,515)	—	(15,515)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	26,889	—	26,889	—	26,889
Purchases of common stock	(17,452)	—	—	—	—	—	(533)	(533)
Cash dividends	—	—	—	—	(31,663)	—	—	(31,663)
Net earnings	—	—	—	—	64,885	64,885	—	64,885

Total comprehensive income	—	—	—	—	—	$76,259	—	—

Balance at June 30, 2004	61,099,027	$903	$1,164,622	$(15,080)	$551,630		$(519,771)	$1,182,304

Balance at December 31, 2004	61,995,480	$912	$1,186,682	$(20,304)	$616,516		$(519,835)	$1,263,971
Common stock options exercised	1,265,135	12	31,317	—	—	$—	—	31,329
Net directors’ and officers’ notes receivable payments	—	—	16	—	—	—	—	16
Deferred compensation, restricted stock	267,204	3	2,543	—	—	—	—	2,546
Net unrealized gain on mortgage-backed securities available for sale	—	—	—	13	—	13	—	13
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	5,258	—	5,258	—	5,258
Purchases of common stock	(15,860)	—	—	—	—	—	(558)	(558)
Cash dividends	—	—	—	—	(46,239)	—	—	(46,239)
Net earnings	—	—	—	—	148,622	148,622	—	148,622

Total comprehensive income	—	—	—	—	—	$153,893	—	—

Balance at June 30, 2005	63,511,959	$927	$1,220,558	$(15,033)	$718,899		$(520,393)	$1,404,958

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$148,622	$64,885
Adjustments to reconcile net earnings to net cash used in operating activities:
Total amortization and depreciation	126,421	104,391
Provision for valuation adjustment of mortgage servicing rights	76,233	4,839
Gain on sale of loans	(303,699)	(149,752)
(Gain) loss on mortgage-backed securities, net	(11,205)	8,401
Provision for loan losses	4,897	4,700
Net increase in deferred tax liability	55,648	16,470
Net decrease in other assets and liabilities	7,518	157,338

Net cash provided by operating activities before activity for trading securities and loans held for sale	104,435	211,272
Net sales (purchases) of trading securities	57,051	(31,501)
Net purchases of loans held for sale	(2,933,362)	(3,053,980)

Net cash used in operating activities	(2,771,876)	(2,874,209)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	487,092	1,089,165
Net sales (purchases) of mortgage-backed securities available for sale	150,560	(111,018)
Net increase in investment in Federal Home Loan Bank stock, at cost	(93,853)	(32,497)
Net purchases of property, plant and equipment	(38,552)	(17,790)

Net cash provided by investing activities	505,247	927,860

Cash flows from financing activities:
Net increase in deposits	840,042	407,782
Net increase in advances from Federal Home Loan Bank	1,436,000	624,001
Net increase in borrowings	3,856	1,041,457
Net proceeds from issuance of common stock	—	96,250
Net proceeds from stock options and notes receivable	31,345	23,333
Cash dividends paid	(46,239)	(31,663)
Purchases of common stock	(558)	(533)

Net cash provided by financing activities	2,264,446	2,160,627

Net (decrease) increase in cash and cash equivalents	(2,183)	214,278
Cash and cash equivalents at beginning of period	356,157	115,485

Cash and cash equivalents at end of period	$353,974	$329,763

Supplemental cash flow information:
Cash paid for interest	$247,516	$147,122

Cash paid for income taxes	$35,596	$31,330

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$1,188,321	$1,089,351

Recharacterization of loans to mortgage-backed securities available for sale	$—	$500,012

Net transfer of mortgage servicing rights to trading securities	$8,491	$14,293

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION
      IndyMac Bancorp, Inc. is a savings and loan holding company. References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” “we” or “us” refer to IndyMac Bancorp and its consolidated subsidiaries.
      The consolidated financial statements include the accounts of IndyMac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in IndyMac’s majority-owned subsidiary are included in “other liabilities” on the consolidated balance sheets and the minority interests on IndyMac’s earnings are reported separately. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2004.
      Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” requires that certain fees and related incremental direct costs associated with originating loans be deferred when incurred. Net deferred amounts related to loans held for sale are recognized when the loans are sold and are included in the gain on sale of loans. The Company previously classified the initial deferral of the incremental direct origination costs net of the fees collected on the loans as a net reduction in operating expenses but during this period has revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income and the deferral of the incremental direct origination costs as a reduction of operating expenses. All prior periods have been revised to agree with the current period presentation. This revision had no impact on reported earnings or the balance sheet in the current period or in any prior period.

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified-retrospective method. Under the modified-retrospective method, the Company is allowed to restate prior periods by recognizing compensation cost in the amount previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS No. 123.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. We will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.
      On March 3, 2005, the FASB Staff issued FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the second quarter of 2005 and its adoption did not have a material impact on our consolidated financial statements.
      At the April 13, 2005 FASB Board meeting, the Board authorized the final drafting of certain amendments to Statement on Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) regarding beneficial interests and servicing rights. Management is currently monitoring and evaluating the potential impact of these various amendments, including the proposed one-time irrevocable election to move servicing rights from a LOCOM to a fair value accounting basis, which management intends to adopt as soon as such election becomes available.
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
      At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS 115, SAB 59, APB No. 18, and EITF Topic D-44. The effective date of the FSP is for periods beginning after September 15, 2005, but is not expected to have a material impact on our consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	MORTGAGE-BACKED SECURITIES AND AGENCY NOTES
      As of June 30, 2005 and December 31, 2004, our MBS and agency notes were comprised of the following:

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Mortgage-backed securities — Trading
AAA-rated and agency interest-only securities	$63,052	$90,658
AAA-rated principal-only securities	—	18,598
Prepayment penalty securities	62,283	33,451
Other investment grade securities	9,320	9,219
Other non-investment grade securities	—	4,198
Non-investment grade residual securities	97,657	78,912

Total mortgage-backed securities — Trading	$232,312	$235,036

Mortgage-backed securities and agency notes — Available for sale
AAA-rated non-agency securities	$3,186,980	$3,166,600
AAA-rated agency securities	11,827	14,903
Other investment grade securities	85,026	137,603
Other non-investment grade securities	57,950	78,854
Non-investment grade HELOC residual securities	48,137	56,475

Total mortgage-backed securities and agency notes — Available for sale	$3,389,920	$3,454,435

      The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of June 30, 2005

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(Dollars in thousands)
Securities — Available for Sale:
AAA-rated agency securities	$—	$—	$(201)	$3,182	$(201)	$3,182
AAA-rated non-agency securities	(5,665)	751,224	(14,808)	852,454	(20,473)	1,603,678
Other non-investment grade securities	(2)	664	—	—	(2)	664

Total Securities — Available for Sale	$(5,667)	$751,888	$(15,009)	$855,636	$(20,676)	$1,607,524

      The securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 4% or less of their respective amortized cost basis.

NOTE 4 —	SEGMENT REPORTING
      Effective January 1, 2005, we realigned our segments from the previous four operating segments structure based on products and customers to two primary operating segments, the mortgage banking and the thrift segments. They more clearly highlight our hybrid thrift/mortgage banking business model and are consistent

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the way we manage and evaluate our business. Additionally, we moved the mortgage servicing and retained assets division to become a part of our mortgage banking segment as we believe the ability to service mortgage loans is an integral part of our mortgage banking business. These segment results depict our profitability by channel of origination. Each channel’s results include the impact of intercompany transactions between channels, which are eliminated in consolidation. Additionally, these segment changes provide clear transparency to the two primary activities in our hybrid model-mortgage banking with high asset turn and high returns on equity and thrift investing characterized by lower but more consistent returns on equity. Prior period segment results have been revised to conform to this new presentation.
      Operating channels that originate mortgage loans are credited with gain on sale at funding based on the estimated fair value. Any difference between the actual gain on sale realized and the estimate is credited or charged to the operating channel in the period the loan is sold or transferred to the held for investment portfolio. Differences between the gain on sale credited to the operating channels and the consolidated gain on sale due to timing of loan sales or transfers to the held for investment portfolio are eliminated in consolidation. The Company uses a funds transfer pricing (“FTP”) system to allocate interest income and expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the “Other” column. Also included in the “Other” column are unallocated corporate costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items.
      Segment information for the three and six months ended June 30, 2005 and 2004, was as follows:

	Mortgage Banking

		MSRs	Loan
	Production	and	Servicing			Total
	Divisions	Retained Assets	Operations	Thrift	Other	Company

	(Dollars in thousands)
Three months ended June 30, 2005
Net interest income (expense)	$24,900	$12,219	$(33)	$54,775	$4,544	$96,405
Net revenues (expense)	237,345	24,410	487	79,103	(52,674)	288,671
Net earnings (loss)	87,901	10,237	(2,626)	35,479	(47,845)	83,146
Allocated capital	375,397	235,766	5,183	601,232	103,109	1,320,687
Assets as of June 30, 2005	$5,412,285	$1,522,086	$43,235	$11,512,592	$925,689	$19,415,887
Return on equity	94%	17%	N/A	24%	N/A	25%
Three months ended June 30, 2004
Net interest income (expense)	$38,176	$16,912	$—	$54,409	$(2,519)	$106,978
Net revenues (expense)	148,203	(5,348)	589	84,112	(81,223)	146,333
Net earnings (loss)	48,721	(6,141)	(3,318)	41,920	(58,227)	22,955
Allocated capital	271,042	205,192	—	502,698	148,356	1,127,288
Assets as of June 30, 2004	$3,828,962	$1,149,819	$44,170	$9,792,010	$723,555	$15,538,516
Return on equity	72%	(12)%	N/A	34%	N/A	8%

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Mortgage Banking

		MSRs	Loan
	Production	and	Servicing			Total
	Divisions	Retained Assets	Operations	Thrift	Other	Company

	(Dollars in thousands)
Six months ended June 30, 2005
Net interest income (expense)	$51,537	$26,893	$(335)	$114,174	$8,556	$200,825
Net revenues (expense)	439,882	44,431	552	154,339	(97,184)	542,020
Net earnings (loss)	158,751	18,172	(5,404)	70,415	(93,312)	148,622
Allocated capital	354,687	243,961	5,373	582,719	100,376	1,287,116
Assets as of June 30, 2005	$5,412,285	$1,522,086	$43,235	$11,512,592	$925,689	$19,415,887
Return on equity	90%	15%	N/A	24%	N/A	23%
Six months ended June 30, 2004
Net interest income (expense)	$68,404	$31,826	$—	$107,793	$(7,112)	$200,911
Net revenues (expense)	265,546	7,092	1,073	145,871	(100,155)	319,427
Net earnings (loss)	82,191	(1,883)	(5,546)	70,600	(80,477)	64,885
Allocated capital	222,144	203,033	—	492,943	167,185	1,085,305
Assets as of June 30, 2004	$3,828,962	$1,149,819	$44,170	$9,792,010	$723,555	$15,538,516
Return on equity	74%	(2)%	N/A	29%	N/A	12%

NOTE 5 —	STOCK-BASED COMPENSATION
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
      For the second quarter of 2005, we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide disclosures on pro forma net income and pro forma basic and diluted earnings per share as if the fair value method had been applied to all stock awards as required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table discloses the pro forma net income and pro forma basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Net Earnings
As reported	$83,146	$22,955	$148,622	$64,885
Stock-based compensation expense	(2,663)	(2,859)	(5,388)	(5,687)
Tax effect	814	1,129	1,594	2,246

Pro forma	$81,297	$21,225	$144,828	$61,444

Basic Earnings Per Share
As reported	$1.33	$0.39	$2.40	$1.13
Pro forma	$1.30	$0.37	$2.28	$1.07
Diluted Earnings Per Share
As reported	$1.26	$0.38	$2.34	$1.08
Pro forma	$1.23	$0.35	$2.22	$1.02
      During the three months ended June 30, 2005 and 2004, we recognized compensation expense of $1.5 million ($898,000, net of taxes) and $721,000 ($436,000, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

NOTE 6 —	DEFINED BENEFIT PENSION PLAN NET PERIODIC COST
      We provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees hired prior to January 1, 2003. Employees hired after December 31, 2002 are not eligible for the DBP Plan. The net periodic benefit cost of the DBP Plan, which is based on actuarial assumptions, is presented in the following table for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Service cost	$1,812	$1,209	$3,624	$2,418
Interest cost	507	323	1,014	646
Expected return on assets	(453)	(294)	(906)	(588)
Recognized actuarial loss	139	73	278	146
Amortization of prior service cost	14	14	28	28

Net periodic benefit costs	$2,019	$1,325	$4,038	$2,650

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average assumptions used in computing the net periodic cost at June 30, 2005 and 2004, were as follows:

	Three Months
	Ended June 30,

	2005	2004

Assumed discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%
      The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $8.0 million to the DBP Plan in 2005 for the 2004 plan year. The contribution will be made as a lump sum payment later during 2005. No contribution was made during the six months ended June 30, 2005.

NOTE 7 —	LEGAL MATTERS
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending or threatened legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trail or resolving the matter through alternative dispute resolution. While the Company can give no assurance that it will prevail on all claims made against it or that reserves the Company has established will be sufficient to satisfy any resulting liabilities, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position or results of operations.
      During the second quarter, the Company accrued $3 million in connection with the settlement of a class action lawsuit involving an alleged violation of consumer protections laws.
      During the second quarter of 2005, the Company reached a settlement with Washington Mutual over the previously disclosed lawsuit related to the loans sold by the Company to PNC Mortgage Corporation during the period 1997 to 2000, prior to Washington Mutual’s acquisition of PNC Mortgage Corporation in 2001. The settlement calls for a cash payment of $10 million and the repurchase of certain loans for approximately $7.86 million, with an estimated loss of $3 million. Therefore, the total cost of the settlement is approximately $13 million, which will reduce the secondary market reserves during the third quarter of 2005 when paid and fully resolve the lawsuit. The cost of the settlement approximated our reserves established previously for the lawsuit.
      Included in operating expense in the first quarter of 2005 is a $6 million pretax charge for the settlement of a previously disclosed class action lawsuit involving employee classification and overtime matters. The settlement was agreed to by the parties and disclosed during the quarter ended March 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES
      The management of IndyMac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of IndyMac’s disclosure controls and procedures. Based on that evaluation, management concluded that IndyMac’s disclosure controls and procedures as of June 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
      There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to June 30, 2005.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending or threatened legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trail or resolving the matter through alternative dispute resolution. While the Company can give no assurance that it will prevail on all claims made against it or that reserves the Company has established will be sufficient to satisfy any resulting liabilities, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position or results of operations.
      During the second quarter, the Company accrued $3 million in connection with the settlement of a class action lawsuit involving an alleged violation of consumer protections laws.
      During the second quarter of 2005, the Company reached a settlement with Washington Mutual over the previously disclosed lawsuit related to the loans sold by the Company to PNC Mortgage Corporation during the period 1997 to 2000, prior to Washington Mutual’s acquisition of PNC Mortgage Corporation in 2001. The settlement calls for a cash payment of $10 million and the repurchase of certain loans for approximately $7.86 million, with an estimated loss of $3 million. Therefore, the total cost of the settlement is approximately $13 million, which will reduce the secondary market reserves during the third quarter of 2005 when paid and fully resolve the lawsuit. The cost of the settlement approximated our reserves established previously for the lawsuit.
      Included in operating expense in the first quarter of 2005 is a $6 million pretax charge for the settlement of a previously disclosed class action lawsuit involving employee classification and overtime matters. The settlement was agreed to by the parties and disclosed during the quarter ended March 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      See “Share Repurchase Activities” beginning on page 54 for a discussion of share repurchases conducted by IndyMac during the second quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      At the annual meeting of IndyMac Bancorp, Inc.’s shareholders held on April 27, 2005, the shareholders voted to elect IndyMac Bancorp’s directors. The votes cast in this regard were as follows:

	Shares for	Shares Withheld

Michael W. Perry	56,379,096	2,125,165
Louis E. Caldera	57,513,063	991,198
Lyle E. Gramley	57,454,117	1,050,144
Hugh M. Grant	57,332,878	1,171,383
Patrick C. Haden	57,516,613	987,648
Terrance G. Hodel	57,520,824	983,437
Robert L. Hunt II	57,315,877	1,188,384
Senator John Seymour (ret.)	57,492,708	1,011,553
James R. Ukropina	57,330,770	1,173,491
      The shareholders also voted to ratify the appointment of Ernst & Young LLP as IndyMac Bancorp’s independent auditors for the year ending December 31, 2005. The votes cast in this regard were as follows:

Number of
Votes Cast

For	57,316,201
Against	1,108,063
Abstain	79,997

ITEM 6.	EXHIBITS

10.1	IndyMac Bancorp, Inc. Board Compensation Policy & Stock Ownership Requirements, as Amended.

10.2	Employment Agreement Dated October 15, 2003 between IndyMac Resources, Inc. and Frank Sillman

10.3	Employment Agreement Entered Into July 26, 2005 between IndyMac Bank, F.S.B. and Terrence O. Hughes

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on July 28, 2005.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ Michael W. Perry

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Scott Keys

Scott Keys
Executive Vice President
and Chief Financial Officer