Form 10-Q
period 2005-09-30
INDYMAC BANCORP INC
filed 2005-10-31
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-8972
INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 North Lake Avenue, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)
(800) 669-2300
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding as of October 21, 2005: 64,193,350 shares

FORM 10-Q QUARTERLY REPORT
For the Period Ended September 30, 2005

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
      References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” or “we” refer to IndyMac Bancorp, Inc. and its consolidated subsidiaries. References to “IndyMac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three and nine months ended September 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HIGHLIGHTS FOR THE QUARTER
      Highlights for the quarters ended September 30, 2005 (including charges related to Gulf Coast Hurricanes of $3.1 million, net of tax, or $0.05 per share), September 30, 2004 and June 30, 2005, were as follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2005	2004(1)(2)	2005	2005	2004(1)(2)

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$108	$99	$94	$304	$295
Gain on sale of loans	151	109	159	455	311
Other income	24	7	35	66	(19)
Net revenues	283	215	289	825	587
Operating expenses	151	122	151	446	334
Net earnings	79	56	83	228	153
Basic earnings per share(3)	1.25	0.92	1.33	3.65	2.60
Diluted earnings per share(4)	$1.18	$0.88	$1.26	$3.46	$2.49
Other Per Share Data
Dividends declared per share	$0.40	$0.32	$0.38	$1.14	$0.87
Book value per share at end of quarter	23.06	19.64	22.12	23.06	19.64
Closing price per share	$39.58	$36.20	$40.73	$39.58	$36.20
Average Common Shares (in thousands)
Basic	63,268	61,254	62,304	62,460	58,800
Diluted	67,055	63,904	65,799	65,872	61,421

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2005	2004(1)(2)	2005	2005	2004(1)(2)

	(Dollars in millions, except per share data)
Performance Ratios
Return on average equity (annualized)	22.48%	18.51%	25.25%	23.01%	18.11%
Return on average assets (annualized)	1.38%	1.30%	1.67%	1.49%	1.25%
Dividend payout ratio(5)	33.90%	36.36%	30.16%	32.95%	34.94%
Net interest margin	2.09%	2.52%	2.08%	2.20%	2.69%
Net interest margin, thrift.	1.96%	2.03%	1.93%	2.03%	2.02%
Efficiency ratio(6)	53%	56%	52%	54%	56%
Operating expenses to loan production	0.86%	1.15%	1.02%	1.01%	1.21%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$21,122	$15,862	$18,561	$18,989	$14,967
Average equity	$1,399	$1,213	$1,321	$1,324	$1,128
Debt to equity ratio(7)	12.3:1	12.3:1	12.8:1	12.3:1	12.3:1
Core capital ratio(8)	7.51%	7.53%	7.22%	7.51%	7.53%
Risk-based capital ratio(8)	11.58%	11.83%	11.77%	11.58%	11.83%
Non-performing assets to total assets	0.36%	0.76%	0.38%	0.36%	0.76%
Allowance for loan losses to total loans held for investment	0.70%	0.78%	0.72%	0.70%	0.78%
Allowance for loan losses and other credit reserves to non-performing loans	103.70%	67.30%	101.43%	103.70%	67.30%
Allowance for loan losses to annualized net charge-offs	672.64%	900.89%	739.05%	720.10%	658.70%
Provision for loan losses to net charge-offs	170.93%	102.18%	131.60%	145.69%	103.04%
Other Selected Items
Loans serviced for others(9)	$73,787	$44,501	$63,676	$73,787	$44,501
Loan production(10)	17,537	10,607	14,833	44,344	27,481
Mortgage industry share(11)	2.19%	1.60%	1.84%	1.97%	1.27%
Pipeline of mortgage loans in process	8,945	6,433	8,294	8,945	6,433
Loans sold	$15,539	$8,941	$11,534	$36,727	$21,486
Loans sold/mortgage loans produced	92%	86%	81%	86%	81%
Mortgage banking revenue (“MBR”) margin on loans sold (12)	1.23%	1.68%	1.64%	1.51%	2.06%

(1)	For the quarter and nine months ended September 30, 2004, the data is presented on a pro forma basis excluding the effect of change in accounting principle for rate lock commitments under SAB No. 105 and for the impact of the purchase accounting adjustments for Financial Freedom. Total adjustments were $11 million and $63 million, respectively, for the three and nine months ended September 30, 2004. A full reconciliation between the pro forma amounts and amounts calculated in accordance with general accepted accounting principals, or GAAP, is as follows:

	Three Months Ended			Nine Months Ended

	September 30, 2004

	GAAP	Adjustments	Pro Forma	GAAP	Adjustments	Pro Forma

	(Dollars in millions, except per share data)
Gain on sale of loans	$98	$11	$109	$248	$63	$311
Net revenues	204	11	215	524	63	587
Other expense	122	—	122	334	—	334
Income taxes	32	5	37	75	25	100

Net earnings	$50	$6	$56	$115	$38	$153

Diluted earnings per share	$0.78	$0.10	$0.88	$1.87	$0.62	$2.49

(2)	The Company previously classified the initial deferral of the incremental direct origination costs net of the fees collected on the loans as a net reduction in operating expenses. However, during the second quarter of 2005 we have revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income and the deferral of the incremental direct origination costs as a reduction of operating expenses. All prior periods have been revised to conform with the current presentation. This revision had no impact on reported earnings or the balance sheet in the current period or in any prior period. Certain performance ratios based on net revenues or operating expenses have been revised accordingly.

(3)	Net earnings for the period divided by weighted average basic shares outstanding for the period.

(4)	Net earnings for the period divided by weighted average dilutive shares outstanding for the period.

(5)	Dividends declared per common share as a percentage of diluted earnings per share.

(6)	Defined as operating expenses divided by net interest income and other income.

(7)	Debt includes deposits.

(8)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in IndyMac Bank). Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

(9)	Represents the unpaid principal balance on loans sold with servicing retained by IndyMac.

(10)	Includes newly originated commitments on construction loans and warehouse lending.

(11)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all of our channels (the numerator) divided by the MBA’s estimate of the overall mortgage market (the denominator) per its October 26, 2005 Mortgage Finance Forecast. As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with its methodologies for reporting market share of IndyMac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise in the absolute sense, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

(12)	Gain on sale of loans and net interest income earned while loans were held for sale divided by total loans sold.
SUMMARY OF OVERALL RESULTS
      The Company achieved net earnings of $79.3 million, or $1.18 per share for the third quarter of 2005, including $3.1 million, net of tax, or $0.05 per share of estimated losses related to Gulf Coast Hurricanes. This represents increases of 40 percent and 34 percent, respectively, compared with pro forma net earnings of $56.4 million, or $0.88 per share in the third quarter of 2004. GAAP earnings totaled $49.7 million or $0.78 per share for the third quarter of 2004.
      During the third quarter of 2005, our loan production of $17.5 billion, including both mortgage and commercial loan production, reached a new record, up 18% from the record production in the second quarter of 2005 and 65% over the third quarter of 2004. For the three months ended September 30, 2005, total mortgage production was $17.0 billion, up 19% and 64% respectively from the second quarter of 2005 and the third quarter of 2004, respectively. Mortgage production growth in the third quarter continues to be driven by geographic expansion, increases in sales personnel and active customers, and volume growth in our conduit division. Based on this production and the mortgage industry volume published by the Mortgage Bankers Association (“MBA”) on October 26, 2005, our mortgage industry share increased to 2.19%, up 37% from 1.60% a year ago.

      As a result of record production, our average interest-earning assets have grown 33% from $15.9 billion for the quarter ended September 30, 2004 to $21.1 billion for the third quarter of 2005. This has led to the increase in our net interest income by $10.8 million in the third quarter of 2005 over the third quarter a year ago despite net interest margin compression of 43 basis points. Additionally, corresponding to the increase in our loan production, our loan sale volume increased 74% to $15.5 billion in the third quarter of 2005, generating gain on sale of loans of $151.1 million for the third quarter of 2005, up 39% from the corresponding period in 2004. Total mortgage banking revenue margin was 1.23% for the third quarter of 2005, down from 1.68% for the same period in 2004.
      For the nine months ended September 30, 2005, the Company attained net earnings of $231.0 million, or $3.51 per share, up 41% from $2.49 reported for comparable periods in 2004 on a pro forma basis.
ESTIMATED LOSSES FROM GULF COAST HURRICANES
      Historically, we have not suffered significant losses due to hurricanes because most hurricane damage is covered by borrowers’ insurance. Gulf Coast Hurricanes are unique for several reasons, including the massive flooding of urban areas, the evacuation of an entire urban region (New Orleans, Louisiana) and regional economic disruption such as job losses of borrowers. In the wake of these hurricanes, many significant uncertainties still exist. These include the types and extent of government intervention and assistance, potential environmental issues arising from contamination, continued regional inaccessibility, regional payment forbearances by other mortgage lenders and long-term economic impacts.
      Overall, the areas impacted by Gulf Coast Hurricanes do not represent a significant portion of IndyMac’s business, but our national presence does expose us to losses from the disasters. Our exposure to losses from Gulf Coast Hurricanes relate to loans that are held for investment, or for sale, and also to loans in securitized pools in which IndyMac has retained residual interests. We have estimated total probable losses of $5.2 million pretax ($3.1 million net of tax) on the affected loans. The losses have been recorded as additional provisions for loan losses and secondary market reserves or valuation adjustments to the residual securities. The following table summarizes the recordation of these losses on the consolidated statements of earnings.

Losses Recorded

(Dollars in
thousands)
Charges related to the Hurricanes
Provision for loan losses	$1,300
Reduction to gain on sale of loans	1,300
Gain on mortgage-backed securities, net	2,600

Total hurricane losses recorded — pretax	$5,200

      Further details concerning these estimated losses can be found in IndyMac’s Current Report on Form 8-K dated October 31, 2005.

BUSINESS SEGMENT RESULTS
      The Company conducts business substantially through IndyMac Bank, F.S.B. via two primary operating segments, the mortgage banking and the thrift segments. These segments provide clear transparency to the two primary activities in our hybrid model: mortgage banking with high asset turn and high returns on equity, and thrift investing characterized by lower but more consistent returns on equity.
      Our mortgage banking segment consists of the following divisions:

Mortgage Professionals	This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions and homebuilders. Mortgage loans are either funded by us (wholesale division) or obtained as closed loans on a flow basis (wholesale and correspondent divisions) or through bulk purchases (conduit division).
Consumer Direct and Indirect	This division offers consumers mortgage lending through our Web site, direct Internet leads developed through online advertising, affinity relationships, company referral programs, relationships with realtors and through our Southern California retail banking branches.
Financial Freedom	This group is responsible for the generation of predominantly reverse mortgage products with senior customers (age 62 or older). This group also services all reverse mortgage loans originated.
Retained Assets and Servicing Division	This division manages the assets the Company retains in conjunction with its mortgage loan sales. The assets held include the following asset classes: (i) mortgage servicing rights (“MSRs”), interest-only strips, prepayment penalty securities and residual securities; (ii) derivatives and securities held as hedges of such assets, including swaps, options, futures, principal-only securities, agency debentures and U.S. Treasury bonds; (iii) loans acquired through clean-up calls or originated through the Company’s customer retention programs; and (iv) investment and non-investment grade securities.
Further, the division continues to service all loans sold with servicing retained, loans held on the balance sheet pending sale and mortgage loans held for investment.
      The thrift segment includes the following divisions:

Mortgage-backed Securities (“MBS”)	Assets include predominantly AAA-rated agency and private label MBS.
Prime SFR Mortgage Loans	Assets include all single-family residential mortgage loans held for investment other than discontinued products.
Home Equity Division	This division specializes in providing HELOC and closed end second mortgages nationwide through IndyMac’s wholesale and retail channels.
Consumer Construction and Lot Loans	This division provides construction-to-permanent and lot loan financing to individuals who are in the process of building their own homes. This channel leverages our relationship sales force in the mortgage professional channel to produce these products in addition to programs offered directly to consumers.
Builder Construction	This division offers land acquisition, development and construction financing to homebuilders for residential construction.
Warehouse Lending	This group offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on balance sheet until they are sold to approved investors.
Discontinued Products	Home improvement and manufactured housing loans.

      The following tables summarize the Company’s financial results for the three months ended September 30, 2005 and 2004, illustrating the revenues earned by its two primary segments via each of its operating divisions.

	Mortgage Banking

		MSRs and	Mortgage
Three Months Ended	Production	Other Retained	Banking				Total
September 30, 2005	Divisions	Assets	Overhead	Total	Thrift	Other	Company

	(Dollars in thousands)
Operating Results
Net interest income	$35,937	$12,161	$33	$48,131	$60,518	$2,777	$111,426
Provision for loan losses	—	—	—	—	(3,528)	—	(3,528)
Gain (loss) on sale of loans	136,342	8,348	—	144,690	14,720	(8,324)	151,086
Gain (loss) on securities	—	(390)	—	(390)	412	706	728
Service fee income	3,384	5,834	—	9,218	1,568	(482)	10,304
Other income	145	731	622	1,498	10,273	907	12,678

Net revenues (expense)	175,808	26,684	655	203,147	83,963	(4,416)	282,694
Operating expenses	121,563	9,845	9,989	141,397	27,062	43,823	212,282
FAS 91 Deferral	(54,300)	(707)	—	(55,007)	(5,496)	(286)	(60,789)

Pretax income (loss)	108,545	17,546	(9,334)	116,757	62,397	(47,953)	131,201

Net income (loss)	$65,599	$10,615	$(5,647)	$70,567	$37,751	$(29,043)	$79,275

Relevant Financial and Performance Data
Average interest-earning assets	$7,767,105	$519,850	$51	$8,287,006	$12,082,104	$752,430	$21,121,540
Allocated capital	$477,400	$251,304	$12,680	$741,384	$638,258	$19,322	$1,398,964
Loans produced	$15,745,797	$330,439	$—	$16,076,236	$1,460,830	$—	$17,537,066
Loans sold	15,691,191	366,836	N/A	16,058,027	832,327	(1,351,145)	15,539,209
MBR margin	1.10%	2.65%	N/A	1.13%	2.04%	N/A	1.23%
Return on equity (ROE)	55%	17%	N/A	38%	23%	N/A	22%
Return on assets (ROA)	3.28%	2.98%	N/A	2.96%	1.24%	N/A	1.38%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	1.99%	N/A	1.96%
Average FTE	3,548	137	624	4,309	598	1,023	5,930

	Mortgage Banking

		MSRs and	Mortgage
Three Months Ended	Production	Other Retained	Banking				Total
September 30, 2004	Divisions	Assets	Overhead	Total	Thrift	Other	Company

	(Dollars in thousands)
Operating Results
Net interest income	$33,418	$12,757	$—	$46,175	$55,164	$(749)	$100,590
Provision for loan losses	—	—	—	—	(1,498)	—	(1,498)
Gain (loss) on sale of loans	90,492	6,351	—	96,843	10,663	(9,454)	98,052
Gain (loss) on securities	—	(12,550)	—	(12,550)	199	2,913	(9,438)
Service fee income	—	(2,035)	—	(2,035)	409	10,368	8,742
Other income	2,239	236	608	3,083	6,443	(1,814)	7,712

Net revenues (expense)	126,149	4,759	608	131,516	71,380	1,264	204,160
Operating expenses	97,964	5,011	12,219	115,194	18,687	31,061	164,942
FAS 91 Deferral	(38,043)	—	—	(38,043)	(3,165)	(1,761)	(42,969)

Pretax income (loss)	66,228	(252)	(11,611)	54,365	55,858	(28,036)	82,187

Net income (loss)	$40,068	$(152)	$(7,025)	$32,891	$33,794	$(16,959)	$49,726

Relevant Financial and Performance Data
Average interest-earning assets	$4,263,033	$914,369	$—	$5,177,402	$10,337,046	$347,810	$15,862,258
Allocated capital	$315,440	$226,674	$—	$542,114	$527,220	$143,728	$1,213,062
Loans produced	$9,256,594	$416,035	$—	$9,672,629	$934,765	$—	$10,607,394
Loans sold	9,249,161	416,035	N/A	9,665,196	838,527	(1,563,075)	8,940,648
MBR margin(1)	1.34%	2.43%	N/A	1.39%	1.70%	N/A	1.68%
Return on equity (ROE)	51%	—	N/A	24%	26%	N/A	16%
Return on assets (ROA)	3.60%	(0.04)%	N/A	2.19%	1.29%	N/A	1.14%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	2.12%	N/A	2.03%
Average FTE	2,940	123	559	3,622	421	919	4,962

(1)	The 2004 MBR margin is computed using the pro forma gain on sale of $109 million for the third quarter of 2004, excluding the effect of SAB No. 105 and purchase accounting adjustments for Financial Freedom, totaling $11 million.

      The following table provides additional detail on the results for the production divisions of our mortgage banking segment for the three months ended September 30, 2005 and 2004:

	Mortgage Banking Production Divisions

						Financial
	Mortgage Professionals				Consumer	Freedom	Total
Three Months Ended					Direct and	(Reverse	Production
September 30, 2005	Wholesale	Correspondent	Conduit	Total	Indirect	Mortgage)	Divisions

	(Dollars in thousands)
Operating Results
Net interest income	$16,458	$3,983	$13,164	$33,605	$1,598	$734	$35,937
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	83,131	14,597	3,483	101,211	13,275	21,856	136,342
Gain (loss) on securities	—	—	—	—	—	—	—
Service fee income	—	—	—	—	—	3,384	3,384
Other income	—	—	31	31	88	26	145

Net revenues (expense)	99,589	18,580	16,678	134,847	14,961	26,000	175,808
Operating expenses	64,271	8,532	4,803	77,606	23,282	20,675	121,563
FAS 91	(35,239)	(5,034)	—	(40,273)	(7,648)	(6,379)	(54,300)

Pretax income (loss)	70,557	15,082	11,875	97,514	(673)	11,704	108,545

Net income (loss)	$42,687	$9,125	$7,184	$58,996	$(407)	$7,010	$65,599

Relevant Financial and Performance Data
Average interest-earning assets	$3,686,819	$741,485	$2,808,114	$7,236,418	$377,158	$153,529	$7,767,105
Allocated capital	$203,516	$39,616	$147,716	$390,848	$21,452	$65,100	$477,400
Loans produced	$7,749,550	$1,651,558	$4,718,369	$14,119,477	$791,707	$834,613	$15,745,797
Loans sold	7,749,550	1,651,558	4,718,369	14,119,477	791,707	780,007	15,691,191
MBR margin	1.29%	1.12%	0.35%	0.95%	1.88%	2.90%	1.10%
Pretax income/loan sold	0.91%	0.91%	0.25%	0.69%	(0.09)%	1.50%	0.69%
Return on equity (ROE)	83%	91%	19%	60%	(8)%	43%	55%
Return on assets (ROA)	4.58%	4.87%	1.01%	3.23%	(0.41)%	9.80%	3.28%
Net interest margin	1.77%	2.13%	1.86%	1.84%	1.68%	1.90%	1.84%
Average FTE	1,861	221	116	2,198	537	813	3,548

	Mortgage Banking Production Divisions

	Mortgage Professionals				Financial
				Consumer	Freedom	Total
Three Months Ended	Wholesale/			Direct and	(Reverse	Production
September 30, 2004	Correspondent	Conduit	Total	Indirect	Mortgage)	Divisions

	(Dollars in thousands)
Operating Results
Net interest income	$20,625	$7,498	$28,123	$4,969	$326	$33,418
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	60,483	4,435	64,918	15,362	10,212	90,492
Gain (loss) on securities	—	—	—	—	—	—
Service fee income	—	—	—	—	—	—
Other income	—	(120)	(120)	375	1,984	2,239

Net revenues (expense)	81,108	11,813	92,921	20,706	12,522	126,149
Operating expenses	50,341	3,884	54,225	31,709	12,030	97,964
FAS 91 Deferral	(23,772)	—	(23,772)	(8,948)	(5,323)	(38,043)

Pretax income (loss)	54,539	7,929	62,468	(2,055)	5,815	66,228

Net income (loss)	$32,996	$4,797	$37,793	$(1,243)	$3,518	$40,068

Relevant Financial and Performance Data
Average interest-earning assets	$3,075,301	$671,012	$3,746,313	$428,061	$88,659	$4,263,033
Allocated capital	$195,112	$43,563	$238,675	$33,925	$42,840	$315,440
Loans produced	$5,864,322	$2,155,478	$8,019,800	$858,060	$378,734	$9,256,594
Loans sold	5,864,322	2,155,478	8,019,800	858,060	371,301	9,249,161
MBR margin	1.38%	0.55%	1.16%	2.37%	2.84%	1.34%
Pretax income/loan sold	0.93%	0.37%	0.78%	(0.24)%	1.57%	0.72%
Return on equity (ROE)	67%	44%	63%	(15)%	N/A	51%
Return on assets (ROA)	4.18%	2.77%	3.93%	(1.11)%	N/A	3.60%
Net interest margin	2.67%	4.45%	2.99%	4.62%	N/A	3.12%
Average FTE	1,661	63	1,724	804	412	2,940

     The following table provides additional detail on the results for divisions of our thrift segment for the three months ended September 30, 2005 and 2004:

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
Three Months Ended	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
September 30, 2005	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Operating Results
Net interest income	$8,358	$18,905	$9,029	$11,155	$12,055	$253	$763	$60,518
Provision for loan losses	—	(1,800)	—	(1,197)	—	(31)	(500)	(3,528)
Gain (loss) on sale of loans	—	4,022	870	9,828	—	—	—	14,720
Gain (loss) on securities	—	—	(654)	1,066	—	—	—	412
Service fee income	—	344	1,223	—	1	—	—	1,568
Other income	—	1,393	2,527	5,895	314	145	(1)	10,273

Net revenues (expense)	8,358	22,864	12,995	26,747	12,370	367	262	83,963
Operating expenses	247	780	3,975	16,495	4,768	575	222	27,062
FAS 91 Deferral	—	—	(548)	(3,172)	(1,776)	—	—	(5,496)

Pretax income (loss)	8,111	22,084	9,568	13,424	9,378	(208)	40	62,397

Net income (loss)	$4,907	$13,361	$5,789	$8,122	$5,674	$(126)	$24	$37,751

Relevant Financial and Performance Data
Average interest-earning assets	$2,189,352	$5,075,925	$1,686,216	$2,198,570	$850,653	$33,155	$48,233	$12,082,104
Allocated capital	$46,878	$245,309	$114,046	$125,599	$98,834	$3,301	$4,291	$638,258
Loans produced	$—	$—	$57,561	$816,358	$538,911	$48,000	$—	$1,460,830
Loans sold	$—	$—	$169,791	$662,536	$—	$—	$—	$832,327
Return on equity (ROE)	42%	22%	20%	26%	23%	(15)%	2%	23%
Return on assets (ROA)	0.88%	1.04%	1.34%	1.46%	2.67%	(1.50)%	0.23%	1.24%
Net interest margin	1.51%	1.48%	2.12%	2.01%	5.62%	3.03%	6.28%	1.99%
Efficiency ratio	3%	3%	26%	48%	24%	144%	29%	25%
Average FTE	6	10	37	420	97	18	10	598

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
Three Months Ended	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
September 30, 2004	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Operating Results
Net interest income	$7,264	$17,386	$6,786	$15,224	$7,409	$—	$1,095	$55,164
Provision for loan losses	—	(400)	509	(537)	(270)	—	(800)	(1,498)
Gain (loss) on sale of loans	—	3,161	—	7,502	—	—	—	10,663
Gain (loss) on securities	199	—	—	—	—	—	—	199
Service fee income	—	—	409	—	—	—	—	409
Other income	—	895	1,406	4,050	92	—	—	6,443

Net revenues (expense)	7,463	21,042	9,110	26,239	7,231	—	295	71,380
Operating expenses	113	797	2,965	11,307	3,029	—	476	18,687
FAS 91 Deferral	—	—	(468)	(1,830)	(867)	—	—	(3,165)

Pretax income (loss)	7,350	20,245	6,613	16,762	5,069	—	(181)	55,858

Net income (loss)	$4,447	$12,248	$4,001	$10,141	$3,067	$—	$(110)	$33,794

Relevant Financial and Performance Data
Average interest-earning assets	$1,991,141	$4,709,068	$1,223,260	$1,712,003	$642,013	$—	$59,561	$10,337,046
Allocated capital	$43,208	$232,653	$87,159	$92,626	$66,362	$—	$5,212	$527,220
Loans produced	$—	$—	$71,076	$597,807	$265,882	$—	$—	$934,765
Loans sold	$—	$529,492	$—	$309,035	$—	$—	$—	$838,527
Return on equity (ROE)	41%	21%	18%	44%	18%	N/A	(8)%	26%
Return on assets (ROA)	0.88%	1.03%	1.29%	2.35%	1.91%	N/A	(0.84)%	1.29%
Net interest margin	1.45%	1.47%	2.21%	3.54%	4.59%	N/A	7.31%	2.12%
Efficiency ratio	2%	4%	29%	35%	29%	N/A	43%	21%
Average FTE	4	11	20	303	69	—	14	421

     The following table provides additional details on the results for all other business units for the three months ended September 30, 2005 and 2004:

		Total
Three Months Ended		Operating			Corporate	Total
September 30, 2005	Eliminations	Results	Deposits	Treasury	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$9,363	$118,012	$—	$(3,250)	$(3,336)	$111,426
Provision for loan losses	—	(3,528)	—	—	—	(3,528)
Gain (loss) on sale of loans	(8,324)	151,086	—	—	—	151,086
Gain (loss) on securities	706	728	—	—	—	728
Service fee income	(482)	10,304	—	—	—	10,304
Other income	(643)	11,128	679	156	715	12,678

Net revenues (expense)	620	287,730	679	(3,094)	(2,621)	282,694
Operating expenses	4,470	172,929	3,501	1,660	34,192	212,282
FAS 91	(286)	(60,789)	—	—	—	(60,789)

Pretax income (loss)	(3,564)	175,590	(2,822)	(4,754)	(36,813)	131,201

Net income (loss)	$(2,156)	$106,162	$(1,707)	$(2,876)	$(22,304)	$79,275

Relevant Financial and Performance Data
Average interest-earning assets(1)	$—	$20,369,110	$175	$805,128	$(52,873)	$21,121,540
Allocated capital	$—	$1,379,642	$1,697	$47,853	$(30,228)	$1,398,964
Loans produced	$—	$17,537,066	$—	$—	$—	$17,537,066
Loans sold	(1,351,145)	15,539,209	N/A	N/A	N/A	$15,539,209
Return on equity (ROE)	N/A	31%	N/A	N/A	N/A	22%
Return on assets (ROA)	N/A	1.95%	N/A	N/A	N/A	1.38%
Net interest margin	N/A	2.30%	N/A	N/A	N/A	2.09%
Efficiency ratio	N/A	39%	N/A	N/A	N/A	53%
Average FTE	—	4,907	211	36	776	5,930

										SAB
										No. 105 &
		Total							Total	Purchase
Three Months Ended		Operating					Corporate		Company	Accounting	Total Company
September 30, 2004	Eliminations	Results	Deposits		Treasury		Overhead		Pro forma	Adjustments	GAAP

	(Dollars in thousands)
Operating Results
Net interest income	$7,083	$108,422		$—		$(5,030)		$(2,802)	$100,590	$—	$100,590
Provision for loan losses	—	(1,498)		—		—		—	(1,498)	—	(1,498)
Gain (loss) on sale of loans	1,650	109,156		—		—		—	109,156	(11,104)	98,052
Gain (loss) on securities	2,913	(9,438)		—		—		—	(9,438)	—	(9,438)
Service fee income	10,368	8,742		—		—		—	8,742	—	8,742
Other income	(3,636)	5,890		981		114		727	7,712	—	7,712

Net revenues (expense)	18,378	221,274		981		(4,916)		(2,075)	215,264	(11,104)	204,160
Operating expenses	871	134,752		3,864		391		25,935	164,942	—	164,942
FAS 91 Deferral	(1,761)	(42,969)		—		—		—	(42,969)	—	(42,969)

Pretax income (loss)	19,268	129,491		(2,883)		(5,307)		(28,010)	93,291	(11,104)	82,187

Net income (loss)	$11,657	$78,342		$(1,744)		$(3,211)		$(16,946)	$56,441	$(6,715)	$49,726

Relevant Financial and Performance Data
Average interest-earning assets	$—	$15,514,448		$—		$354,577		$(6,767)	$15,862,258	$—	$15,862,258
Allocated capital	$—	$1,069,334		$1,211		$33,178		$109,339	$1,213,062	$—	$1,213,062
Loans produced	$—	$10,607,394	$	N/A	$	N/A	$	N/A	$10,607,394	$—	$10,607,394
Loans sold	$(1,563,075)	$8,940,648	$	N/A	$	N/A	$	N/A	$8,940,648	$—	$8,940,648
Return on equity (ROE)	N/A	29%		N/A		N/A		N/A	19%	—	16%
Return on assets (ROA)	N/A	1.90%		N/A		N/A		N/A	1.30%	—	1.14%
Net interest margin	N/A	2.78%		N/A		N/A		N/A	2.52%	—	2.52%
Efficiency Ratio	N/A	41%		N/A		N/A		N/A	56%	—	59%
Average FTE	—	4,043		161		28		730	4,962	—	4,962

	Eliminations by Type

	Interdivision	MSR Economic
Three Months Ended September 30, 2005	Loan Sales	Value	Other	Total

	(Dollars in thousands)
Net interest income	$5,355	$—	$4,008	$9,363
Gain on sale of loans	(10,124)	—	1,800	(8,324)
Gain on sale of securities	706	—	—	706
Service fee income (loss)	1,928	(2,410)	—	(482)
Other income	—	—	(643)	(643)
Operating expenses	—	—	(4,184)	(4,184)

	$(2,135)	$(2,410)	$981	$(3,564)

	Eliminations by Type

	Interdivision	MSR Economic
Three Months Ended September 30, 2004	Loan Sales	Value	Other	Total

	(Dollars in thousands)
Net interest income	$5,878	$—	$1,205	$7,083
Gain on sale of loans	1,650	—	—	1,650
Gain on sale of securities	2,913	—	—	2,913
Service fee income	5,032	5,336	—	10,368
Other income	—	—	(3,636)	(3,636)
Operating expenses	—	—	890	890

	$15,473	$5,336	$(1,541)	$19,268

Accounting Methodology for Reporting Segment Financial Results
      The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit.
      The mortgage production divisions, with the exception of Financial Freedom (reverse mortgages), are credited with gain on sale at production based on the actual amount realized for those loans sold in the period plus an estimate of gain on loans produced but not yet sold. The results for prior periods may be restated to reflect the actual amounts ultimately realized on sale. Differences between the gain on sale credited to the production divisions and the consolidated gain on sale due to timing of loan sales are eliminated in consolidation and reported in the Elimination column. Additionally, loans are occasionally transferred (“sold”) from the production divisions to the thrift divisions at a premium based on the estimated fair value. The premium paid for the loans is recorded as a gain in the production divisions and a premium on the asset in the thrift divisions. In subsequent periods, this premium is amortized as part of the thrift divisions’ net interest margin and the amortization is reversed in the Elimination column.
      Under the Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), certain fees and related incremental direct costs associated with originating loans are required to be deferred when incurred. Due to the fact that for the production divisions, all loans produced are represented as sold in the period, the SFAS No. 91 fee and expense deferral is assumed to occur within the same period. This is reflected as a reclass reducing operating expenses and loan fees with the net deferral reported as a component of the gain on sale. The deferral of direct origination costs is shown separately as a contra to the gross operating expenses to enable the computation of gross cost per funded loan.

      The Company hedges the MSRs to protect the economic value of the MSRs. The results in the business segment tables above reflect the economic fair value of the MSRs. The economic fair value may vary from the GAAP value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value are eliminated in consolidation.
      The Company’s corporate overhead costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are not allocated to the operating channels. Also, for purposes of calculating average interest-earning assets, the allowance for loan losses is excluded.

PRODUCT PROFITABILITY ANALYSIS
      As part of our process of measuring results and holding managers responsible for specific targets, we evaluate profitability at the product level in addition to our segment results. We currently have four product groups:

Standard Consumer Home Loans Held for Sale	Includes first mortgage products originated for sale through the various IndyMac channels (excluding servicing retained and consumer construction channels). These products include agency conforming/jumbo, Alt-A and subprime loans.
Specialty Consumer Home Loans Held for Sale and/or Investment	Includes specialty mortgage products originated through the various IndyMac channels and adjusted for intercompany activity. These products include, HELOCs/seconds, reverse mortgages, CTP/ Lot and discontinued products.
Home Loans and Related Investments	Includes all investment related activity including home loans held for investment, variable cash flow instruments, mortgage-backed securities and other related investments.
Specialty Commercial Loans Held for Investment	Includes the consolidated loan activity associated with loans that are made to commercial customers such as homebuilders, commercial builders and mortgage brokers and bankers for the purposes of either building residential homes or financing the purchase of these homes.

      The following table summarizes the profitability for each of the four product groups and the loan servicing operations for the three months ended September 30, 2005:

			Home
	Standard	Specialty	Loans &	Specialty	Loan
	Consumer Home	Consumer	Related	Commercial	Servicing		Total
	Loans	Home Loans	Investments	Loans	Operations	Other	Company

	(Dollars in thousands)
Operating Results
Net interest income	$29,393	$28,911	$41,184	$15,236	$(41)	$(3,257)	$111,426
Provision for loan losses	—	(1,546)	(1,800)	(182)	—	—	(3,528)
Gain (loss) on sale of loans	101,776	36,746	12,564	—	—	—	151,086
Service fee income	—	4,607	8,106	1	—	(2,410)	10,304
Gain (loss) on sale of securities	—	412	316	—	—	—	728
Other income	—	7,819	2,124	1,087	634	1,014	12,678

Net revenue (expense)	131,169	76,949	62,494	16,142	593	(4,653)	282,694
Variable expenses	59,473	29,183	1,593	4,840	—	—	95,089
FAS 91	(45,634)	(12,376)	(707)	(2,072)	—	—	(60,789)
Fixed expenses	43,438	14,828	9,279	2,152	3,673	43,823	117,193

Pretax income (loss)	73,892	45,314	52,329	11,222	(3,080)	(48,476)	131,201

Net income (loss)	$44,705	$27,344	$31,659	$6,789	$(1,863)	$(29,359)	$79,275

Balance Sheet Data
Average interest-earning assets(1)	$7,201,633	$4,277,106	$7,762,950	$1,077,261	$—	$802,590	$21,121,540
Allocated capital	$378,505	$281,415	$542,382	$120,347	$4,643	$71,672	$1,398,964
Performance Ratios
Return on equity (ROE)	47%	39%	23%	22%	N/A	N/A	22%
Net interest margin	1.62%	2.68%	2.10%	5.61%	N/A	N/A	2.09%
MBR margin	0.98%	2.53%	3.80%	N/A	N/A	N/A	1.23%
Efficiency ratio	44%	40%	16%	30%	N/A	N/A	53%
Operating Data
Loan production	13,283,041	3,295,823	274,372	683,830	—	—	17,537,066
Loans sold	13,372,120	1,800,253	366,836	—	—	—	15,539,209

      The following table provides details on the profitability for the standard consumer home loans held for sale for the three months ended September 30, 2005:

	Standard Consumer Home Loans Held for Sale

	Agency
	Conforming/
	Jumbo	Alt-A	Subprime	Total

	(Dollars in thousands)
Operating Results
Net interest income	$2,734	$19,496	$7,163	$29,393
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	3,343	92,810	5,623	101,776
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	6,077	112,306	12,786	131,169
Variable expenses	5,027	48,327	6,119	59,473
FAS 91	(3,857)	(37,082)	(4,695)	(45,634)
Fixed expenses	3,169	35,374	4,895	43,438

Pretax income (loss)	1,738	65,687	6,467	73,892

Net income (loss)	$1,051	$39,741	$3,913	$44,705

Balance Sheet Data
Average interest-earning assets(1)	$537,876	$5,787,212	$876,545	$7,201,633
Allocated capital	$27,720	$296,846	$53,939	$378,505
Performance Ratios
Return on equity (ROE)	15%	53%	29%	47%
Net interest margin	2.02%	1.34%	3.24%	1.62%
MBR margin	0.75%	0.93%	2.48%	0.98%
Efficiency ratio	71%	42%	49%	44%
Operating Data
Loan production	$799,341	$11,850,739	$632,961	$13,283,041
Loans sold	$812,499	$12,044,472	$515,149	$13,372,120

Agency Conforming/ Jumbo	First mortgage loans for sale that meet the underwriting guidelines of Fannie Mae and Freddie Mac. Also includes loans that meet all these guidelines, but exceed the loan size acceptable to these agencies.

Alt-A	First mortgage loans for sale that have prime credit characteristics, but do not meet the GSE underwriting guidelines. We sell Alt-A loans to the GSEs on a negotiated basis even though the loans do not meet the GSE underwriting guidelines.

Subprime	Includes first mortgage loans that are extended to borrowers with impaired credit with one or more of the following characteristics: 1) FICO score of less than 620; 2) late mortgage payment in the last 12 months; and 3) bankruptcy in the last 2 years.

      The following table provides details on the profitability for the specialty consumer home loans held for sale and/or investment for the three months ended September 30, 2005:

	Specialty Consumer Home Loans Held for Sale and/or Investment

	HELOCs/	Reverse
	Seconds	Mortgages	CTP/Lot	Discontinued	Total

	(Dollars in thousands)
Operating Results
Net interest income	$16,237	$734	$11,177	$763	$28,911
Provision for loan losses	—	—	(1,046)	(500)	(1,546)
Gain (loss) on sale of loans	4,472	21,856	10,418	—	36,746
Service fee income	1,223	3,384	—	—	4,607
Gain (loss) on sale of securities	(654)	—	1,066	—	412
Other income	2,527	26	5,267	(1)	7,819

Net revenues (expense)	23,805	26,000	26,882	262	76,949
Variable expenses	7,005	14,236	7,942	—	29,183
FAS 91	(3,121)	(6,379)	(2,876)	—	(12,376)
Fixed expenses	1,263	6,439	6,904	222	14,828

Pretax income (loss)	18,658	11,704	14,912	40	45,314

Net income (loss)	$11,288	$7,010	$9,022	$24	$27,344

Balance Sheet Data
Average interest-earning assets(1)	$2,078,870	$153,529	$1,996,474	$48,233	$4,277,106
Allocated capital	$153,944	$16,657	$106,523	$4,291	$281,415
Performance Ratios
Return on equity (ROE)	29%	167%	34%	2%	39%
Net interest margin	3.10%	1.90%	2.22%	6.28%	2.68%
MBR margin	2.81%	2.90%	1.94%	N/A	2.53%
Efficiency ratio	22%	55%	43%	29%	40%
Operating Data
Loan production	1,106,109	834,613	1,355,101	—	3,295,823
Loans sold	368,622	780,007	651,624	—	1,800,253

HELOCs/ Seconds	Home equity lines of credit and closed-end second mortgages.

Reverse Mortgages	Reverse mortgage loans extended to borrowers age 62 and older secured by equity in a primary residence.

CTP/ Lot	Loans made to homeowners for the construction of new custom homes and the subsequent permanent mortgage, and lot loans.

Discontinued	Dealer originated manufactured housing and home improvement loans.

      The following table provides details on the profitability for the home loans and related investments and the loan servicing operations for the three months ended September 30, 2005:

	Home Loans and Related Investments

	Retained Assets		SFR Loans		Loan Servicing
	and Retention		Held for		Operations
	Activities	MBS	Investment	Total	Expense

	(Dollars in thousands)
Operating Results
Net interest income	$12,161	$8,358	$20,665	$41,184	$(41)
Provision for loan losses	—	—	(1,800)	(1,800)	—
Gain (loss) on sale of loans	8,348	—	4,216	12,564	—
Service fee income	7,762	—	344	8,106	—
Gain (loss) on sale of securities	316	—	—	316	—
Other income	731	—	1,393	2,124	634

Net revenues (expense)	29,318	8,358	24,818	62,494	593
Variable expenses	1,593	—	—	1,593	—
FAS 91	(707)	—	—	(707)	—
Fixed expenses	8,252	247	780	9,279	3,673

Pretax income (loss)	20,180	8,111	24,038	52,329	(3,080)

Net income (loss)	$12,209	$4,907	$14,543	$31,659	$(1,863)

Balance Sheet Data
Average interest-earning assets(1)	$519,850	$2,189,352	$5,053,748	$7,762,950	$—
Allocated capital	$251,304	$46,878	$244,200	$542,382	$4,643
Performance Ratios
Return on equity (ROE)	19%	42%	24%	23%	N/A
Net interest margin	9.28%	1.51%	1.62%	2.10%	N/A
MBR margin	2.65%	N/A	N/M	3.80%	N/A
Efficiency ratio	31%	3%	3%	16%	N/A
Operating Data
Loan production	274,372	—	—	274,372	—
Loans sold	366,836	—	—	366,836	—

Retained Assets and Retention Activities	Mortgage banking, trading and hedging activity associated with the purchase, management and sale of mortgage banking assets and variable cash flow instruments retained in connection with the Company’s loan sales. Activity also includes loans acquired through clean-up calls and originated through customer retention programs.

MBS	Trading and investment activity related to the purchase, management and sale of investment grade mortgage-backed securities.

SFR Loans Held for Investment	Company-wide loan investment activity related to the purchase, management and sale of single family residential mortgage loans held for investment.

Loan Servicing Operations Expense	Includes all fixed operating costs associated with servicing loans held for sale, held for investment and loans serviced for others that are not allocated to the respective products for which these services are provided.

      The following table provides details on the profitability for the specialty commercial loans held for investment for the three months ended September 30, 2005:

	Specialty Commercial Loans Held for Investment

	Single		Warehouse
	Spec	Subdivision	Lending	Total

	(Dollars in thousands)
Operating Results
Net interest income	$2,928	$12,055	$253	$15,236
Provision for loan losses	(151)	—	(31)	(182)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	1	—	1
Gain (loss) on sale of securities	—	—	—	—
Other income	628	314	145	1,087

Net revenues (expense)	3,405	12,370	367	16,142
Variable expenses	971	3,869	—	4,840
FAS 91	(296)	(1,776)	—	(2,072)
Fixed expenses	678	899	575	2,152

Pretax income (loss)	2,052	9,378	(208)	11,222

Net income (loss)	$1,241	$5,674	$(126)	$6,789

Balance Sheet Data
Average interest-earning assets(1)	$193,453	$850,653	$33,155	$1,077,261
Allocated capital	$18,212	$98,834	$3,301	$120,347
Performance Ratios
Return on equity (ROE)	27%	23%	N/A	22%
Net interest margin	6.00%	5.62%	N/A	5.61%
Efficiency ratio	38%	24%	N/A	30%
Operating Data
Loan production	96,919	538,911	48,000	683,830
Loans sold	—	—	—	—

Single Spec	Loans that are made to homebuilders to build individual custom homes for resale to consumers.

Subdivision Construction	Subdivision lending for commercial acquisition, development and construction loans to commercial builders.

Warehouse Lending	Warehouse lines of credit to mortgage brokers to finance their inventory of loans prior to sale.

      The following table provides details on the profitability for all other business units for the three months ended September 30, 2005:

	Deposits	Treasury	Corporate OH	Total Company

	(Dollars in thousands)
Operating Results
Net interest income	$3,734	$(3,250)	$(3,741)	$111,426
Provision for loan losses	—	—	—	(3,528)
Gain (loss) on sale of loans	—	—	—	151,086
Service fee income	—	—	(2,410)	10,304
Gain (loss) on sale of securities	—	—	—	728
Other income	679	156	179	12,678

Net revenues (expense)	4,413	(3,094)	(5,972)	282,694
Variable expenses	—	—	—	95,089
FAS 91	—	—	—	(60,789)
Fixed expenses	7,235	1,660	34,928	117,193

Pretax income (loss)	(2,822)	(4,754)	(40,900)	131,201

Net income (loss)	$(1,707)	$(2,876)	$(24,776)	$79,275

Balance Sheet Data
Average interest-earning assets(1)	$175	$805,128	$(2,713)	$21,121,540
Allocated capital	$1,697	$47,853	$22,122	$1,398,964
Performance Ratios
Return on equity (ROE)	N/A	N/A	N/A	22%
Net interest margin	N/A	N/A	N/A	2.09%
Efficiency ratio	N/A	N/A	N/A	53%
Operating Data
Loan production	$—	$—	$—	17,537,066
Loans sold	$—	$—	$—	15,539,209

Deposits	Includes all deposit generating activities to raise deposits from retail bank branch customers to be used in certain lending activities. The Deposits group is organized as a cost center whereby its interest expense from deposits is offset by allocations from Treasury.

Treasury	Includes all financing activity related to providing funds (FHLB and private borrowings, debt and other securities issuances and deposits generation) to IndyMac businesses to fund loans and investments. The use of funds is charged to each business unit according to IndyMac’s capital allocation and funds transfer pricing methodology with the difference residing in Treasury.

Corporate Overhead	Includes all corporate fixed costs that do not vary in the short term with changes in business activity. Fixed costs include corporate administration, financial management, enterprise risk management, centralized information technology and other unallocated fixed costs.

LOAN PRODUCTION
      The Company achieved new record mortgage loan production of $17.0 billion and $42.8 billion, respectively, for the third quarter and first nine months of 2005, up 64% and 60%, respectively, from the $10.3 billion and $26.7 billion reported for the comparable periods in 2004. The record mortgage production reached during this quarter is an increase of 19% over the prior record of $14.2 billion of mortgage loans produced in the second quarter of 2005. Total third quarter and nine month loan production, including subdivision construction and warehouse lending commitments, reached $17.5 billion and $44.3 billion, respectively, both records for the Company.
      Our continued production growth in the third quarter of 2005 is the result of strong production through our mortgage professional wholesale and correspondent channels, the volume of which increased 60% year over year and 9% compared to the second quarter of 2005, by focusing on less cyclical products, such as Alt-A, reverse mortgages, and HELOCs, and expanding regional operation centers, sales force, and active customer base. Compounding the production growth in wholesale and correspondent channels was the conduit channel, the volume of which increased 119% year over year and 47% from the second quarter of 2005. Additionally, we continued to further penetrate the purchase and cash-out refinance market, increasing our purchase and cash-out refinance transactions from 86% a year ago to 90% for the third quarter of 2005 and successfully adapting our production mix to the increasing customer preference for adjustable rate mortgages. Option ARM loans accounted for 25% of our loan production for the third quarter of 2005, down from 32% in the second quarter of 2005 and 26% for the third quarter of 2004.
      At September 30, 2005, our total pipeline was a record high at $8.9 billion, up 39% from a year ago and 8% from June 30, 2005. The purchase and cash-out refinance transactions continue to be the largest part of our pipeline volume, with the growth in the cash-out refinances which includes our reverse mortgages. Since our acquisition of Financial Freedom in July 2004, the division has benefited from its position as the leader in the reverse mortgage market, generating $835.0 million in reverse mortgages during the third quarter of 2005, up 31% from the second quarter of 2005 and 120% from a year ago.
      The following tables summarize our loan production and pipeline by purpose, interest rate type, product type, S&P loss estimate, geographic distribution, and channels as of and for the quarters ended September 30, 2005 and 2004, and June 30, 2005.

	As of and For the Three Months Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2005	2004	Change	2005	Change

	(Dollars in millions)
Production and Pipeline by Purpose:
Mortgage loan production:
Purchase transactions	$7,425	$4,568	63%	$6,370	17%
Cash-out refinance transactions	7,790	4,366	78%	6,336	23%
Rate/term refinance transactions	1,735	1,407	23%	1,493	16%

Total mortgage loan production	$16,950	$10,341	64%	$14,199	19%

% purchase and cash-out refinance transactions	90%	86%		89%
Mortgage industry market share	2.19%	1.60%	37%	1.84%	19%
Mortgage pipeline:
Purchase transactions	$3,654	$2,808	30%	$3,681	(1)%
Cash-out refinance transactions	3,945	2,446	61%	3,457	14%
Rate/term refinance transactions	1,346	1,179	14%	1,156	16%

Mortgage pipeline at period end	$8,945	$6,433	39%	$8,294	8%

% purchase and cash-out refinance transactions	85%	82%		86%

	Three Months Ended

	September 30,	September 30,	June 30,
	2005	2004	2005

Production by Amortization Type as a Percent of Mortgage Production:
Fixed Rate Mortgages	30%	26%	26%
Option ARMs	25%	26%	32%
Hybrid ARMs	20%	26%	19%
Hybrid ARMs Interest Only	25%	22%	23%

	100%	100%	100%

	Three Months Ended					Nine Months Ended

	September 30,	September 30,	Percent	June 30,	Percent	September 30,	September 30,	Percent
	2005	2004	Change	2005	Change	2005	2004	Change

	(Dollars in millions)					(Dollars in millions)
Total Production:
Standard First Mortgage Products:
Alt-A	$11,097	$6,679	66%	$9,679	15%	$28,335	$17,403	63%
Jumbo	523	371	41%	352	49%	1,393	1,508	(8)%
Agency conforming	315	360	(13)%	241	31%	843	1,498	(44)%
Subprime	639	613	4%	452	41%	1,573	1,577	0%
Expanded subprime(1)	1,396	361	287%	1,166	20%	3,489	585	496%

Total standard first mortgage products (S&P evaluated)(2)	13,970	8,384	67%	11,890	18%	35,633	22,571	58%
Specialty Consumer Home Mortgage Products:
Home equity line of credit/Seconds	1,106	830	33%	753	47%	2,482	1,608	54%
Reverse mortgages	835	379	120%	639	31%	1,981	379	423%
Consumer construction	1,039	748	39%	917	13%	2,655	2,111	26%

Subtotal mortgage production	16,950	10,341	64%	14,199	19%	42,751	26,669	60%
Builder construction commitments	539	266	103%	594	(9)%	1,486	812	83%
Warehouse lending	48	—	N/A	40	20%	107	—	N/A

Total production	$17,537	$10,607	65%	$14,833	18%	$44,344	$27,481	61%

      The following table summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the quarters ended September 30, 2005 and 2004, and June 30, 2005.

	Three Months Ended

	September 30, 2005		June 30, 2005		September 30, 2004

	Average		Average		Average
	Lifetime	Percent of	Lifetime	Percent of	Lifetime	Percent of
	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total

	(Dollars in millions)
Volume by S&P Lifetime Loss Estimate(2):
Agency conforming equivalent (l 45 bps)	0.21%	66%	0.21%	68%	0.20%	70%
Prime Alt-A Equivalent (45-80 bps)	0.58%	24%	0.58%	25%	0.57%	20%
Subprime Equivalent (L80 bps)	1.95%	10%	1.69%	7%	1.93%	10%

Total S& P lifetime loss estimate	0.50%	100%	0.43%	100%	0.49%	100%

Total S&P evaluated production		$13,970		$11,890		$8,326

(1)	Loans in this category are represented by high quality borrowers from a credit/FICO perspective but loans have a subprime characteristic such as a higher LTV or debt to income ratio.

(2)	While IndyMac production is evaluated using the S&P Levels model, the data is not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, construction loans, and warehouse lending.
     The following table indicates the geographic distribution of our production for the three months ended September 30, 2005 and 2004, and June 30, 2005.

	September 30,	September 30,	June 30,
	2005	2004	2005

Geographic distribution:
California	43%	46%	44%
Florida	8%	6%	7%
New York	6%	6%	9%
Virginia	5%	3%	4%
New Jersey	4%	4%	4%
Other	34%	35%	32%

Total	100%	100%	100%

	Three Months Ended					Nine Months Ended

	September 30,	September 30,	Percent	June 30,	Percent	September 30,	September 30,	Percent
Volume by Divisions:	2005	2004	Change	2005	Change	2005	2004	Change

	(Dollars in millions)
Mortgage Loan Production:
Mortgage Professionals, wholesale/correspondent	$9,401	$5,864	60%	$8,612	9%	$24,922	$15,110	65%
Mortgage Professionals, Conduit	4,718	2,155	119%	3,207	47%	10,530	5,117	106%
Consumer Direct and Indirect	792	858	(8)%	738	7%	2,216	3,163	(30)%
Financial Freedom	835	379	120%	639	31%	1,981	379	423%
Servicing Retention	330	416	(21)%	174	90%	726	1,116	(35)%
HELOC	58	71	(18)%	56	4%	156	150	4%
Consumer Construction and Lot	816	598	36%	773	6%	2,220	1,633	36%

Total Mortgage Loan Production	16,950	10,341	64%	14,199	19%	42,751	26,668	60%
Commercial Loan Production:
Builder Construction	539	266	103%	594	(9)%	1,486	812	83%
Warehouse Lending	48	N/A	N/A	40	20%	107	N/A	N/A

Total Commercial Loan Production	587	266	121%	634	(7)%	1,593	812	96%

Total Production	$17,537	$10,607	65%	$14,833	18%	$44,344	$27,480	61%

      The table below provides key production drivers for mortgage professionals’ wholesale and correspondent channels, for the three months ended September 30, 2005 and 2004, and June 30, 2005:

	Three Months Ended

	September 30,	September 30,	Percent	June 30,	Percent
	2005	2004	Change	2005	Change

	(Dollars in millions)
Key Production Drivers:
Active customers during the quarter(1)	6,473	4,760	36%	6,191	5%
Sales personnel	692	551	26%	678	2%
Number of regional offices	11	8	38%	10	10%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

LOAN SALES
      The following table summarizes the amount of loans sold and the relevant performance ratios on loan sales during the three and nine months ended September 30, 2005 and 2004 (three and nine months ended September 30, 2004 is reflected on a pro forma basis (1)), and three months ended June 30, 2005:

	Three Months Ended					Nine Months Ended

	September 30,	September 30,	Percent		Percent	September 30,	September 30,	Percent
	2005	2004(1)	Change	June 30, 2005	Change	2005	2004(1)	Change

	(Dollars in thousands)					(Dollars in thousands)
Total loans sold	$15,539,209	$8,940,648	74%	$11,534,100	35%	$36,727,060	$21,485,818	71%
Gross gain on mortgage loan sales	111,464	167,862	(34)%	204,304	(45)%	433,263	348,870	24%
Hedging gains (losses)	39,622	(58,706)	167%	(44,927)	188%	21,522	(37,739)	157%

Net gains on sale	151,086	109,156	38%	159,377	(5)%	454,785	311,131	46%
Net interest income on loans held for sale	39,562	40,772	(3)%	29,664	33%	101,436	132,499	(23)%

Total mortgage banking revenue	$190,648	$149,928	27%	$189,041	1%	$556,221	$443,630	25%

Ratios:
Gross margin before hedging	0.72%	1.88%	(62)%	1.77%	(59)%	1.18%	1.62%	(27)%
Net margin after hedging	0.97%	1.22%	(20)%	1.38%	(30)%	1.24%	1.45%	(14)%
MBR margin	1.23%	1.68%	(27)%	1.64%	(25)%	1.51%	2.06%	(27)%
      As shown in the table below, year over year, lower total mortgage banking revenue margin is primarily driven by increases in conduit volume. Margins on core products have been relatively stable.

	Three Months Ended

	September 30, 2005		June 30, 2005		September 30, 2004(1)

	Amount	MBR	Amount	MBR	Amount	MBR
	Sold	Margin	Sold	Margin	Sold	Margin

	(Dollars in billions)
Conduit loans	$4.3	0.32%	$2.3	0.32%	$0.8	1.14%
12-MAT Option ARMs	3.7	1.73%	3.2	3.04%	3.3	1.92%
Financial Freedom	0.8	2.90%	0.6	2.89%	0.4	2.84%
All others	6.8	1.34%	5.4	1.24%	4.4	1.50%

Total MBR margin	$15.6	1.23%	$11.5	1.64%	$8.9	1.68%

MBR margin excluding conduit	$11.3	1.57%	$9.2	1.98%	$8.1	1.74%

(1)	The gain on mortgage loan sales for the three months ended September 30, 2004 excluded the $5.1 million SAB No. 105 and $6.0 million purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $98.1 million for the three months ended September 30, 2004 representing a net margin after hedging of 1.10%. For the nine months ended September 30, 2004, the gain on mortgage loan sales excluded the $57.3 million SAB No. 105 and $6.0 million purchase accounting adjustments related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $247.8 million for the nine months ended September 30, 2004 representing a net margin after hedging of 1.16%.
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

      During the third quarter of 2005, the Company’s pipeline hedging activities resulted in hedging gains of $39.6 million compared to hedging losses of $58.7 million for the third quarter of 2004. The hedging gains in the third quarter of 2005 were consistent with the rising interest rate environment and against the decline in the value of our pipelines.
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
      The following table shows the various channels through which loans were distributed.

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2005	2004	2005	2005	2004
	Distribution	Distribution	Distribution	Distribution	Distribution
	Percentages	Percentages	Percentages	Percentages	Percentages

	(Dollars in millions)
Sales to the Government-Sponsored Enterprises	8%	15%	9%	10%	26%
Private-label securitizations	60%	67%	77%	62%	48%
Whole loan sales	27%	10%	11%	23%	17%

Subtotal sales	95%	92%	97%	95%	91%
Investment portfolio acquisitions	5%	8%	3%	5%	9%

Total loan distribution Percentage	100%	100%	100%	100%	100%

Total loan distribution	$16,283	$9,748	$11,844	$38,698	$23,724

      We maintain multiple channels for loan dispositions to achieve sustainable liquidity and develop a deep and diverse investor base. Also, through multiple channels, IndyMac can consistently sell investment and non-investment grade bonds and AAA-rated and agency interest-only or whole loans for cash at “economic” level.
      Loan sales to government-sponsored enterprises (“GSEs”) decreased to 8% of total sales for the third quarter of 2005 compared to 15% for the third quarter of 2004. The decrease reflects the fact that a higher percentage of loans produced consist of ARM mortgages which the Company does not generally sell to the GSEs. In addition, higher margins are generated by securitizing certain fixed rate loans in private transactions, versus selling them to the GSEs. This resulted from a significant tightening of spreads demanded on the private labeled mortgage-backed securities, which was not replicated with the GSEs.
      In conjunction with the sale of mortgage loans in private-label securitizations and GSEs transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $151.1 million in gain on sale of loans earned during the three months ended September 30, 2005 included the retention of $212.9 million MSRs, and $57.8 million other retained assets. During the three months ended September 30, 2005, the assets previously retained generated cash flows of $119.3 million. More information on the valuation assumptions related to the Company’s retained assets can be found at page 28, under the heading “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities.”

MORTGAGE SERVICING AND OTHER RETAINED ASSETS
MORTGAGE SERVICING AND MORTGAGE SERVICING RIGHTS
      In addition to its own loans, IndyMac serviced $73.8 billion of mortgage loans (including reverse mortgages and HELOCs) owned by others at September 30, 2005, with a weighted average coupon of 5.98%. In comparison, IndyMac serviced $63.7 billion of mortgage loans owned by others at June 30, 2005, with a weighted average coupon of 5.91%. The table below shows the activity in the servicing portfolios during the periods ended September 30, 2005 and 2004 and June 30, 2005:

	Servicing Portfolio

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2005	2004	2005	2005	2004

	(Dollars in millions)			(Dollars in millions)
Unpaid principal balance at beginning of period	$63,676	$34,618	$55,995	$50,219	$30,774
Additions	15,561	13,048	11,454	36,567	24,810
Clean-up calls exercised	(276)	(298)	(210)	(755)	(1,289)
Loan payments and prepayments	(5,174)	(2,867)	(3,563)	(12,244)	(9,794)

Unpaid principal balance at end of period	$73,787	$44,501	$63,676	$73,787	$44,501

      The capitalized value of MSRs totaled $940.6 million as of September 30, 2005, and $738.8 million as of June 30, 2005, an increase of $201.8 million. The table below shows the activity in MSRs.

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2005	2004	2005	2005	2004

	(Dollars in thousands)
Balance at beginning of period	$738,844	$493,876	$734,238	$640,794	$443,688
Additions	212,768	153,409	149,616	495,284	295,957
Transfers from (to) prepayment penalty and/or AAA-rated and agency interest-only securities	—	—	(3,364)	(8,491)	(13,898)
Clean-up calls exercised	(730)	(2,425)	(471)	(2,597)	(14,441)
Amortization	(60,911)	(38,848)	(52,083)	(158,786)	(100,455)
Valuation/impairment	50,635	(54,201)	(89,092)	(25,598)	(59,040)

Balance at end of period	$940,606	$551,811	$738,844	$940,606	$551,811

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
      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are benchmarked quarterly to third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings; however, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance. As of September 30, 2005, the valuation allowance on MSRs totaled $125.8 million. The temporary valuation write-ups were $50.6 million on MSRs during the third quarter of 2005 while the MSR hedges had losses of $54.7 million.
AAA-RATED AND AGENCY INTEREST-ONLY, PREPAYMENT PENALTY
AND RESIDUAL SECURITIES
      We evaluate the carrying value of our AAA-rated agency and interest-only, prepayment penalty and residual securities by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. Our models used for estimation are periodically tested against historical prepayment speeds and our valuations benchmarked to external sources where available.
      A summary of the activity in the AAA-rated and agency interest-only, prepayment penalty and residual securities portfolios for the three and nine months ended September 30, 2005 and 2004, and for the three months ended June 30, 2005, follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2005	2004	2005	2005	2004

	(Dollars in thousands)
AAA-rated and agency interest-only securities
Beginning balance	$63,052	$155,234	$83,080	$90,658	$146,179
Retained investments from securitizations	11,558	—	4,106	15,664	38,936
Transfer from MSRs	—	(395)	—	—	13,898
Sales	—	—	—	—	(15,171)
Clean-up calls exercised	—	(695)	(171)	(171)	(3,501)
Cash received, net of accretion	(5,469)	(8,966)	(5,669)	(17,352)	(31,778)
Valuation gains (losses) before hedges	4,864	(27,921)	(18,294)	(14,794)	(31,306)

Ending balance	$74,005	$117,257	$63,052	$74,005	$117,257

Prepayment penalty securities:
Beginning balance	$62,283	$11,565	$45,649	$33,451	$2,096
Retained investments from securitizations	20,998	16,565	1,749	31,140	26,586
Transfer from MSRs	—	—	3,364	8,491	—
Clean-up calls exercised	—	(15)	—	—	(15)
Cash received, net of accretion	(8,413)	(1,283)	(4,162)	(15,387)	(2,911)
Valuation gains	1,310	1,467	15,683	18,483	2,543

Ending balance	$76,178	$28,299	$62,283	$76,178	$28,299

Residual securities
Beginning balance	$145,794	$72,632	$131,374	$135,386	$56,156
Retained investments from securitizations	17,404	37,635	18,150	35,584	65,969
Cash received, net of accretion	(3,414)	153	(8,948)	(15,322)	(14,641)
Valuation (losses) gains before hedges	(5,450)	2,701	5,218	(1,314)	5,637

Ending balance	$154,334	$113,121	$145,794	$154,334	$113,121

VALUATION OF MSRS, INTEREST-ONLY, PREPAYMENT PENALTY,
AND RESIDUAL SECURITIES
      MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. MSRs are further subject to the lower of cost or market limitations. Relevant information and assumptions used to value these securities at September 30, 2005, June 30, 2005, and December 31, 2004 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)
September 30, 2005
MSRs	$940,606	$73,786,515	5.98%	0.37%	25.7%	3.47	22.0%	20.5%	10.9%	N/A

AAA-rated and agency interest- only securities	$74,005	$7,104,367	6.57%	0.40%	28.2%	2.60	20.0%	27.4%	8.8%	N/A

Prepayment penalty securities	$76,178	$12,825,520	5.92%	N/A	33.5%	N/A	25.2%	24.6%	9.5%	N/A

Prime residual securities	$4,694	$1,282,883	6.10%	1.06%	57.5%	0.35	65.6%	40.6%	15.0%	0.08%
Lot loan residual securities	33,531	$766,281	7.22%	2.68%	35.8%	1.63	41.5%	41.6%	21.5%	0.34%
HELOC residual securities	64,269	$1,412,405	7.80%	2.88%	48.3%	1.58	44.6%	50.0%	19.0%	0.85%
Subprime residual securities	51,840	$4,368,788	7.37%	2.72%	37.1%	0.44	36.2%	26.1%	24.9%	2.92%

Total non-investment grade residual securities	$154,334

June 30, 2005
MSRs	$738,844	$63,675,945	5.91%	0.37%	23.6%	3.17	24.1%	26.5%	9.7%	N/A

AAA-rated and agency interest- only securities	$63,052	$7,245,470	6.30%	0.37%	27.4%	2.37	18.4%	26.8%	11.6%	N/A

Prepayment penalty securities	$62,283	$10,232,512	5.72%	N/A	22.2%	N/A	25.5%	27.8%	9.2%	N/A

Prime residual securities	$4,693	$1,378,280	6.16%	1.33%	48.5%	0.26	33.2%	35.8%	15.0%	0.10%
Lot loan residual securities	23,983	$578,922	7.03%	2.98%	41.3%	1.39	41.9%	41.3%	19.7%	0.68%
HELOC residual securities	64,038	$1,397,532	7.47%	3.14%	44.3%	1.46	45.4%	50.0%	19.0%	0.82%
Subprime residual securities	53,080	$4,273,283	7.37%	2.77%	29.9%	0.45	35.9%	30.1%	24.9%	2.87%

Total non-investment grade residual securities	$145,794

December 31, 2004
MSRs	$640,794	$50,218,965	5.73%	0.36%	24.0%	3.54	20.8%	21.9%	10.3%	N/A

AAA-rated and agency interest- only securities	$90,658	$8,472,502	6.65%	0.38%	34.3%	2.82	14.9%	26.9%	11.3%	N/A

Prime residual securities	$6,495	$1,668,429	6.55%	1.00%	40.9%	0.39	36.9%	37.3%	15.0%	0.21%
Lot loan residual securities	17,675	$441,884	7.02%	4.13%	36.5%	0.97	41.0%	41.6%	19.3%	0.42%
HELOC residual securities	66,077	$1,352,181	6.48%	3.41%	32.1%	1.43	36.7%	43.4%	19.0%	0.91%
Subprime residual securities	45,139	$2,757,236	7.44%	3.29%	24.1%	0.50	33.6%	22.8%	24.7%	2.55%

Total non-investment grade residual securities	$135,386

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.04%, 0.16%, 0.63% for prime, HELOC and subprime, respectively, at September 30, 2005. No loss has been incurred on the lot loans as of September 30, 2005.

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
      The weighted-average multiple for MSRs, AAA-rated and agency interest-only securities and residual securities represent the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted-average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples whose product mix is substantially different.
      As of September 30, 2005, the weighted-average multiple for MSRs had increased compared to June 30, 2005, primarily due to the lower prepayment assumptions based on rising long-term interest rates during the quarter. The weighted-average multiple for AAA-rated and agency interest-only securities increased slightly over the second quarter based on the market value of trust IOs with comparable characteristics. We have also assumed higher weighted average prepayment assumptions on IOs during the third quarter, primarily due to newly retained IOs with less than prime loss characteristics. Our residual securities are less interest-rate sensitive and thus the weighted-average multiples are more comparable from period to period.
      The prepayment penalty securities are held mainly as hedges of the related MSR asset. As of September 30, 2005, the prepayment penalty securities as a percent of the underlying collateral is 59 basis points, down from 61 basis points at June 30, 2005, consistent with our expectation in current rising interest rate environment. While the relative value of prepayment penalty securities as a percent of the underlying collateral declined, the value of our MSRs has increased.
HEDGING INTEREST RATE RISK ON SERVICING-RELATED ASSETS
      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our retained assets and servicing division is responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk committee (“IRRC”), Variable Cash Flow Instruments Committee (“VCI”), management level Enterprise Risk Management (“ERM”) group, and our Board of Directors-level ERM committee.
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
      The following table breaks out the components of service fee income/expense and the net (loss) gain on mortgage-backed securities. Included in the $518 thousands of unrealized loss on residuals were $2.6 million valuation adjustments related to Gulf Coast Hurricanes. Please refer to page 5, Estimated Losses from Gulf Coast Hurricanes, for further discussion.

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2005	2004	2005	2005	2004

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$75,246	$37,686	$64,358	$194,593	$95,645
Amortization	(60,912)	(38,848)	(52,083)	(158,787)	(100,455)

Service fee (expense) income, net of amortization	14,334	(1,162)	12,275	35,806	(4,810)
Valuation adjustments on MSRs	50,635	(54,201)	(89,092)	(25,598)	(59,040)
Hedge (loss) gain on MSRs	(54,665)	64,105	87,616	15,314	41,641

Total service fee (expense) income	$10,304	$8,742	$10,799	$25,522	$(22,209)

Net loss on securities:
Realized gain on available for sale securities	$673	$2,412	$5,731	$6,054	$3,943
Impairment on available for sale securities	(138)	(647)	(78)	(553)	(1,313)
Unrealized gain on prepayment penalty securities	1,310	1,467	15,683	18,484	1,075
Unrealized loss on AAA- rated and agency interest-only and residual securities	(518)	(25,220)	(12,826)	(17,612)	(24,201)
Net (loss) gain on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	(599)	12,550	7,341	5,560	2,657

Total gain (loss) on mortgage-backed securities, net	$728	$(9,438)	$15,851	$11,933	$(17,839)

MORTGAGE-BACKED SECURITIES AND LOANS HELD FOR INVESTMENT
      The following table details the loans held for investment and MBS as of September 30, 2005, and December 31, 2004. The Company invests in these assets to generate core interest income, stabilize company-wide earnings and provide a consistent return on equity.
      Our MBS portfolio includes trading securities such as AAA-rated and agency interest-only securities, prepayment penalty securities, and non-investment grade residual securities that are generally retained from our securitizations and securities used to hedge them. Changes in the fair value of the trading securities are recorded in earnings. Please refer to page 27 for further discussions on AAA-rated and agency interest-only, prepayment penalty and residual securities.
      With the exceptions of other non-investment grade and certain other investment grade securities which are retained from our securitizations, our available for sale portfolio is comprised of high-quality MBS purchased from third parties for yield purposes. At September 30, 2005, 90% of the portfolio was rated AAA with an expected weighted-average life of 2.43 years.

      During 2004, the Company completed three separate on-balance sheet financing transactions with the objectives of improving the liquidity profile and lowering cost of funds. As a result, certain loans were recharacterized as securities which were included in the AAA-rated non-agency securities available for sale. At September 30, 2005, they were $1.0 billion AAA-rated HELOC-backed certificates that are guaranteed by a third party insurer and $135.4 million of AAA-rated senior mortgage-backed securities issued by us. These assets amounted to $1.0 billion and $198.0 million, respectively, at December 31, 2004.

	September 30,	December 31,
	2005	2004

	(Dollars in thousands)
Loans held for investment:
SFR mortgage	$5,257,247	$4,458,784
Consumer construction	1,593,297	1,443,450
Builder construction	840,808	643,116
HELOC	34,054	45,932
Land and other mortgage	218,681	158,471
Revolving warehouse lines of credit	32,631	—

Total — loans held for investment	7,976,718	6,749,753

Mortgage-backed securities:
Trading securities:
AAA-rated and agency interest-only securities	74,005	90,658
AAA-rated principal-only securities	2,351	18,599
Prepayment penalty securities	76,178	33,451
Other investment grade securities	9,359	9,219
Other non-investment grade securities	—	4,198
Non-investment grade residual securities	106,638	78,911

Total trading securities	268,531	235,036

Available for sale securities:
AAA-rated non-agency securities	3,241,329	3,166,600
AAA-rated agency securities	45,695	14,903
Other investment grade securities	84,081	137,603
Other non-investment grade securities	53,041	78,854
Non-investment grade HELOC residual securities	47,696	56,475

Total available for sale securities	3,471,842	3,454,435

Total — mortgage-backed securities	3,740,373	3,689,471

Total	$11,717,091	$10,439,224

Percentage of securities portfolio rated investment grade	92%	93%
Percentage of securities portfolio rated AAA	90%	89%

OTHER INVESTMENT GRADE AND NON-INVESTMENT GRADE SECURITIES
      Non-investment grade securities (rated below BBB-) are created in connection with our private-label securitizations and valued by discounting the estimated net future cash flows. We also may retain certain other investment grade securities from our securitizations and to a lesser extent purchased from third parties to serve as hedges for our AAA-rated and agency interest-only securities.
      The fair value of other investment grade and non-investment grade securities by credit rating as of September 30, 2005 and December 31, 2004, is as follows:

	September 30, 2005

		Premium			December 31,
	Current	(Discount)			2004
	Face	to Face	Amortized
	Value	Value	Cost	Fair Value	Fair Value

	(Dollars in thousands)
Other investment grade mortgage-backed securities:
AA	$22,109	$253	$22,362	$22,112	$76,941
A	256	(19)	237	245	5,087
BBB	32,119	(1,378)	30,741	31,299	33,764
BBB-	42,761	(3,389)	39,372	39,784	31,030

Total other investment grade mortgage-backed securities	$97,245	$(4,533)	$92,712	$93,440	$146,822

Non-investment grade mortgage-backed securities:
BB	$36,024	$(4,406)	$31,618	$32,501	$53,065
BB-	13,524	(172)	13,352	13,523	13,516
B+	—	—	—	—	101
B	14,215	(8,402)	5,813	6,186	14,449
Other	9,570	(8,932)	638	831	1,921

Total other non-investment grade mortgage-backed securities	$73,333	$(21,912)	$51,421	$53,041	$83,052

      At September 30, 2005, of the total other investment grade and non-investment grade mortgage-backed securities, $97.8 million was collateralized by prime loans and $48.6 million by subprime loans.

SFR MORTGAGE LOANS HELD FOR INVESTMENT
      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its thrift segment relative to its mortgage banking segment, which tends to be more cyclical. The Company added $744.2 million of mortgage loans in accordance with this strategy during the quarter ended September 30, 2005.
      Included in our loans held for investment portfolio at September 30, 2005 was approximately $1.0 billion in 12MAT option ARM loans that have potential for negative amortization. The original weighted average loan-to-value (“LTV”) on these loans was 72%. However, the current LTV has declined to 59% attributable to the seasoning of the loans and the appreciation of the underlying property value which had a 13% impact.
      The following table shows the composition of the portfolio and the relevant credit quality characteristics as of September 30, 2005, June 30, 2005 and December 31, 2004.

	September 30,	June 30,	December 31,
	2005	2005	2004

	(Dollars in thousands)
SFR mortgage loans held for investment	$5,257,247	$4,989,025	$4,458,784
Average loan size	$312	$305	$305
Non-performing loans as a percentage of SFR loans	0.59%	0.55%	0.60%
Estimated average life in years(1)	2.4	2.6	2.4
Estimated average duration in years(2)	1.4	1.3	1.5
Yield	4.80%	4.63%	4.38%
Fixed-rate mortgages	6%	7%	9%
Adjustable-rate mortgages	33%	28%	18%
Hybrid adjustable-rate mortgages	61%	65%	73%

	September 30,	June 30,	December 31,
Additional Information	2005	2005	2004

Average FICO score(3)	717	717	720
Original average loan to value ratio	72%	72%	71%
Current average loan to value ratio	59%	N/M (4)	N/M (4)
Geographic distribution of top five states:
Southern California	33%	32%	31%
Northern California	21%	20%	21%
Michigan	5%	5%	6%
Florida	5%	5%	4%
New York	4%	4%	4%
Virginia	3%	3%	3%
Other	29%	31%	31%

Total	100%	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average duration measures the expected change in the value of a financial instrument in response to changes in interest rates.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(4)	Not meaningful

CONSUMER CONSTRUCTION
      IndyMac’s consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product for this is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income on these loans during the construction phase and the loans are generally fixed-rate during this period. When the loan converts to permanent status, the interest rate may be adjusted based on the underlying permanent note. As of September 30, 2005, based on the underlying note agreements, 52% of the construction loans would be converted to adjustable-rate permanent loans, 28% to hybrid adjustable-rate loans, and 20% to fixed-rate loans. New consumer construction commitments grew 13% from the second quarter of 2005 and 39% over the same quarter of 2004 to $1.0 billion, as we continue to take advantage of the strong “new home” purchase market. About 65% of new commitments are generated through mortgage broker customers of the Mortgage Bank and the remaining 35% of new commitments are retail originations. Once the loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by the SFR mortgage loan portfolio. The amount of construction loans that were converted to permanent status was $413 million for the third quarter of 2005, growing 3% from the second quarter of 2005 and 34% over the same quarter of 2004. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at September 30, 2005, increased 10% from December 31, 2004.
      The following tables present further information on our consumer construction portfolio.

	As of

	September 30,	June 30,	December 31,
	2005	2005	2004

	(Dollars in thousands)
Construction loans	$1,593,297	$1,493,948	$1,443,450
Lot, land and other mortgage loans	$102,150	$112,735	$37,172
Outstanding commitments	$2,857,617	$2,708,603	$2,528,054
Average loan commitment	$436	$421	$410
Non-performing loans	0.48%	0.55%	0.65%
Annualized yield on construction loans	5.52%	5.56%	5.56%
Fixed-rate loans	95%	94%	98%
Adjustable-rate loans	5%	6%	2%
Additional Information

	September 30,	June 30,	December 31,
	2005	2005	2004

Average loan-to-value ratio(1)	74%	74%	74%
Average FICO score	712	711	707
Geographic distribution of top five states:
Southern California	29%	30%	29%
Northern California	18%	18%	17%
Florida	7%	6%	5%
Hawaii	5%	6%	6%
New York	4%	4%	5%
Washington	3%	3%	3%
Other	34%	33%	35%

Total Consumer Construction	100%	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at June 30, 2005.

HOME EQUITY DIVISION
      IndyMac’s Home Equity Division specializes in providing HELOC and closed-end second mortgages nationwide through IndyMac’s wholesale and retail channels. With a state-of-the-art web-based decision engine, utilizing a streamlined application process and competitive pricing, this division provides homeowners the ability to easily tap the excess equity in their homes for a variety of uses. With the HELOC product, homeowners have convenient access to their funds using the IndyMac Visa Equity Card or equity checks.
      The HELOC portfolio, including the HELOC securitized loans, totaled $1.9 billion at September 30, 2005, which represents an increase of approximately $200 million from the portfolio size at December 31, 2004. During the third quarter of 2005, we produced $665 million of new HELOC commitments, largely from our mortgage banking segment and internal channels, and sold $170 million of HELOC loans, realizing a $2.3 million of gain on sale. For the nine months ended September 30, 2005, we produced $1.5 billion of new HELOC commitments and sold $462 million of HELOCs, realizing a $6.8 million of gain on sale. HELOC loans that we plan to sell or securitize are classified as held for sale on our balance sheet.
      The following table presents information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the three months ended September 30, 2005, June 30, 2005, and December 31, 2004. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	September 30,	June 30,	December 31,
	2005	2005	2004

	(Dollars in thousands)
Outstanding balance	$584,083	$461,293	$404,342
Outstanding commitments(1)	$1,081,413	$913,845	$838,534
Average spread over prime	1.58%	1.31%	1.41%
Average FICO score	728	732	726
Average CLTV ratio(2)	78%	76%	76%
Additional Information as of September 30, 2005

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
96% to 100%	$115,780	$79	2.64%	730	0.14%
91% to 95%	64,823	73	2.27%	723	0.28%
81% to 90%	161,632	71	2.03%	712	0.24%
71% to 80%	125,255	93	0.73%	727	0.27%
70% or less	116,593	88	0.43%	744	0.00%

Total	$584,083	$82	1.58%	728	0.18%

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.

BUILDER CONSTRUCTION
      IndyMac Bank’s homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. The Bank earns net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 15 satellite sales offices in California, Florida, Illinois, Arizona, Massachusetts, North Carolina and Oregon. Our typical customer is a middle size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have begun a small homebuilder program for homebuilders building 5 to 25 unit projects, and who typically build 5 to 100 homes per year.
      Due to growth in the general homebuilding market, and our expansion into more geographic markets, in the third quarter of 2005 we entered into new tract construction commitments of $539 million, up 103%, or $273 million, from the third quarter of 2004, but declined slightly from the second quarter of 2005. Builder loans outstanding at September 30, 2005, including construction and land and other mortgage loans, totaled $1.1 billion, a $253.4 million, or 32%, increase compared to December 31, 2004. Our current weighted average loan to value is 71% and 98% of our builder construction loans are secured by corporate or personal guarantees of the builders as well as the underlying real estate. Our builder construction loans are predominantly indexed to the prime rate.
      The following tables present further information on our builder construction portfolio.

	As of

	September 30,	June 30,	December 31,
	2005	2005	2004

	(Dollars in thousands)
Construction loans	$840,808	$752,466	$643,116
Lot, land and other mortgage loans	$209,802	$175,216	$154,123
Outstanding commitments	$2,097,009	$1,839,554	$1,461,296
Average loan commitments(1)	$10,871	$9,185	$7,033
Non-performing loans	0.40%	0.71%	1.45%
Annualized yield on construction loans	8.99%	8.56%	7.35%
Additional Information

	September 30,	June 30,	December 31,
	2005	2005	2004

Average loan-to-value ratio(2)	71%	71%	70%
Geographic distribution of top five states:
Southern California	40%	41%	42%
Northern California	15%	15%	22%
Illinois	9%	11%	11%
Florida	8%	5%	6%
Arizona	5%	5%	1%
New York	4%	3%	3%
Other	19%	20%	15%

Total Builder Construction	100%	100%	100%

(1)	In calculating the average builder construction loan commitments, total commitments of $368.5 million of builder spec loans, with average loan commitments of $382 thousand are excluded in the calculation at September 30, 2005. As of December 31, 2004, builder spec loans had total commitments of $223.4 million with average loan commitments of $387 thousand.

(2)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at September 30, 2005.
     For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 42.

NET INTEREST MARGIN
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

	Three Months Ended

	September 30, 2005			September 30, 2004			June 30, 2005

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$3,589,084	$52,624	5.82%	$3,042,119	$36,129	4.72%	$3,563,192	$47,701	5.37%
Loans held for sale	9,065,447	125,969	5.51%	5,608,086	72,927	5.17%	6,844,766	87,756	5.14%
Mortgage loans held for investment	5,392,079	65,173	4.80%	5,014,168	54,537	4.33%	5,312,122	61,339	4.63%
Builder construction and income property	797,853	18,086	8.99%	555,422	9,226	6.61%	727,731	15,535	8.56%
Consumer construction	1,468,487	20,440	5.52%	1,284,467	18,203	5.64%	1,398,654	19,372	5.56%
Investment in Federal Home Loan Bank stock and other	808,590	8,098	3.97%	357,996	3,981	4.42%	714,107	7,043	3.96%

Total interest-earning assets	21,121,540	290,390	5.45%	15,862,258	195,003	4.89%	18,560,572	238,746	5.16%

Other	1,723,374			1,437,673			1,458,128

Total assets	$22,844,914			$17,299,931			$20,018,700

Interest-bearing deposits	$6,108,016	52,261	3.39%	$4,388,651	26,527	2.40%	$5,693,146	44,326	3.12%
Advances from Federal Home Loan Bank	9,061,905	76,907	3.37%	5,922,663	37,660	2.53%	8,216,382	64,091	3.13%
Other borrowings	4,806,036	49,796	4.11%	4,769,125	30,226	2.52%	3,594,250	33,924	3.79%

Total interest-bearing liabilities	19,975,957	178,964	3.55%	15,080,439	94,413	2.49%	17,503,778	142,341	3.26%

Other	1,469,993			1,006,430			1,194,235

Total liabilities	21,445,950			16,086,869			18,698,013
Shareholders’ equity	1,398,964			1,213,062			1,320,687

Total liabilities and shareholders’ equity	$22,844,914			$17,299,931			$20,018,700

Net interest income		$111,426			$100,590			$96,405

Net interest spread			1.90%			2.40%			1.90%

Net interest margin			2.09%			2.52%			2.08%

      The net interest margin during the third quarter of 2005 was 2.09%, comparable to 2.08% from the second quarter of 2005, but down from 2.52% for the third quarter of 2004. Over the course of the last year, the Prime and short term LIBOR rates have increased significantly which affected the yield on interest-earning assets and the cost of borrowings. The yield on the interest-earning assets increased by 56 basis points, which was outpaced by the 106 basis points increase in cost of borrowings. As shown in the table below, while the yield on our thrift assets has been stable year over year, the yield on our mortgage loans held for sale has declined 125 basis points year over year due to the shift of our loan portfolio to more lower-rate ARM products. Also, the Company currently do not place interest rate hedges on loans held for sale as we hold these loans for a short period of time, generally ranging from 10 to 90 days.

	Three Months Ended

	September 30, 2005			September 30, 2004			June 30, 2005

	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in millions)
By Segment:
Thrift segment and other	$12,835	$63	1.96%	$10,685	$55	2.03%	$12,315	$59	1.93%
Mortgage banking segment	8,287	48	2.30%	5,177	46	3.55%	6,246	37	2.38%

Total Company	$21,122	$111	2.09%	$15,862	$101	2.52%	$18,561	$96	2.08%

	Nine Months Ended

	September 30, 2005			September 30, 2004

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$3,603,369	$151,649	5.63%	$2,674,920	$97,349	4.86%
Loans held for sale	7,319,273	293,108	5.35%	4,859,847	197,068	5.42%
Mortgage loans held for investment	5,198,156	182,732	4.70%	5,348,991	169,405	4.23%
Builder construction and income property	727,197	46,614	8.57%	536,229	26,086	6.50%
Consumer construction	1,412,820	59,097	5.59%	1,211,120	51,200	5.65%
Investment in Federal Home Loan Bank stock and other	727,884	19,534	3.59%	335,849	10,762	4.28%

Total interest-earning assets	18,988,699	752,734	5.30%	14,966,956	551,870	4.93%

Other	1,488,570			1,311,306

Total assets	$20,477,269			$16,278,262

Interest-bearing deposits	$5,686,527	132,479	3.11%	$4,101,224	72,706	2.37%
Advances from Federal Home Loan Bank	8,192,796	193,711	3.16%	5,635,089	102,499	2.43%
Other borrowings	4,011,769	114,293	3.81%	4,367,349	75,164	2.30%

Total interest-bearing liabilities	17,891,092	440,483	3.29%	14,103,662	250,369	2.37%

Other	1,261,778			1,046,709

Total liabilities	19,152,870			15,150,371
Stockholders’ equity	1,324,399			1,127,891

Total liabilities and stockholders’ equity	$20,477,269			$16,278,262

Net interest income		$312,251			$301,501

Net interest spread			2.01%			2.56%

Net interest margin			2.20%			2.69%

      Similar to the change in net interest margin for the quarter, the net interest margin for the nine months ended September 30, 2005 declined by 49 basis points from last year, primarily due to the lower-rate ARM loans in our mortgage loans held for sale portfolio.

	Nine Months Ended

	September 30, 2005			September 30, 2004

	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in millions)
By Segment:
Thrift segment and other	$12,252	$186	2.03%	$10,240	$155	2.02%
Mortgage banking segment	6,737	126	2.50%	4,727	147	4.14%

Total Company	$18,989	$312	2.20%	$14,967	$302	2.69%

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

•	changes in volume (changes in average outstanding balances multiplied by the prior period’s rate),

•	changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and

•	changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Three Months Ended September 30,
	2005 vs. 2004

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Securities	$6,613	$8,376	$1,506	$16,495
Loans held for sale	45,282	4,800	2,960	53,042
Mortgage loans held for investment	4,270	5,919	447	10,636
Builder construction and income property	4,063	3,339	1,458	8,860
Consumer construction	2,665	(373)	(55)	2,237
Investment in Federal Home Loan Bank stock and other	5,037	(407)	(513)	4,117

Total interest income	67,930	21,654	5,803	95,387
Interest expense:
Interest-bearing deposits	10,494	10,949	4,291	25,734
Advances from Federal Home Loan Bank	20,119	12,502	6,626	39,247
Other borrowings	773	18,806	(9)	19,570

Total interest expense	31,386	42,257	10,908	84,551

Net interest income	$36,544	$(20,603)	$(5,105)	$10,836

	Nine Months Ended September 30,
	2005 vs. 2004

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$33,669	$15,371	$5,260	$54,300
Loans held for sale	99,458	(2,278)	(1,140)	96,040
Mortgage loans held for investment	(4,929)	18,854	(598)	13,327
Builder construction and income property	9,258	8,341	2,929	20,528
Consumer construction	8,473	(494)	(82)	7,897
Investment in Federal Home Loan Bank stock and other	12,538	(1,745)	(2,021)	8,772

Total interest income	158,467	38,049	4,348	200,864
Interest expense:
Interest-bearing deposits	28,012	22,991	8,770	59,773
Advances from Federal Home Loan Bank	46,386	30,945	13,881	91,212
Other borrowings	(3,991)	47,833	(4,713)	39,129

Total interest expense	70,407	101,769	17,938	190,114

Net interest income	$88,060	$(63,720)	$(13,590)	$10,750

INTEREST RATE SENSITIVITY
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
      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of September 30, 2005, and December 31, 2004. Our NPV model has been built to focus on the Bank alone as the $1.2 billion of assets at the Parent Company and its non-bank subsidiaries have very little interest rate risk exposure.

	September 30, 2005			December 31, 2004

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$306,932	$306,932	$306,932	$352,664	$352,664	$352,664
Trading securities	254,592	260,209	248,075	215,480	202,801	224,716
Available for sale securities	2,387,056	2,426,820	2,329,779	2,362,108	2,398,485	2,303,858
Loans held for sale	5,389,688	5,456,785	5,286,774	4,474,459	4,530,902	4,385,744
Loans held for investment	7,938,022	7,998,558	7,844,739	6,725,541	6,792,345	6,616,173
MSRs	951,372	782,700	1,065,545	640,794	509,099	728,703
Other assets	1,253,370	1,307,736	1,292,034	898,496	959,259	926,602

Total assets	$18,481,032	$18,539,740	$18,373,878	$15,669,542	$15,745,555	$15,538,460

Deposits	$7,266,722	$7,299,160	$7,234,875	$5,688,988	$5,741,396	$5,640,149
Advances from Federal Home Loan Bank	6,636,572	6,662,067	6,611,631	6,160,151	6,189,573	6,131,386
Other borrowings	2,287,221	2,288,890	2,285,555	1,865,801	1,867,124	1,864,481
Other liabilities	371,681	371,987	371,376	299,876	300,119	299,631

Total liabilities	16,562,196	16,622,104	16,503,437	14,014,816	14,098,212	13,935,647
Shareholders’ equity (NPV)	$1,918,836	$1,917,636	$1,870,441	$1,654,726	$1,647,343	$1,602,813

% Change from base case		(0.06)%	(2.52)%		(0.45)%	(3.14)%

      The increase in the net present value of equity from December 31, 2004, to September 30, 2005, is primarily due to (i) lower relative valuation of certain liabilities as interest rates have increased, and (ii) relative valuation of hedging instruments for MSRs and other retained assets. The September 30, 2005 results indicate that IndyMac Bank has a relatively neutral profile in a down 100 basis point scenario, but is exposed in an up rate scenario, similar to the profile at December 31, 2004. It should be noted that this analysis is based on instantaneous change in interest rates and does not reflect (i) the impact of changes in hedging activities as interest rates change, and (ii) changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.
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

CREDIT RISK AND RESERVES
      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of September 30, 2005. The overall adequacy of the allowance for loan losses is based on the allowance in its entirety. The allocation amongst the various loan products is representative of our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances.

				Total Reserves		QTD Net	YTD Net
		Allowance		as a	Non-	Charge	Charge
		For Loan	Credit	Percentage of	Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Losses	Discounts(2)	Book Value	Assets	REO (Gains)	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$5,243,806	$20,499	$—	0.39%	$25,983	$145	$1,220
Land and other mortgage loans	218,681	4,115	—	1.88%	—	127	168
Builder construction and income property loans	840,808	14,074	—	1.67%	4,162	—	72
Consumer construction loans	1,593,297	10,201	—	0.64%	8,183	567	1,437
Revolving warehouse Lines of credit	32,631	115	—	0.35%	—	—	—

Total core held for investment loans	7,929,223	49,004	—	0.62%	38,328	839	2,897
Discontinued product lines(1)	47,495	6,529	—	13.75%	5,318	1,225	2,886

Total held for investment portfolio	7,976,718	$55,533	—	0.70%	43,646	2,064	5,783

Held for sale portfolio	5,373,406		$7,832	0.15%	17,460	—	—

Total loans	$13,350,124				61,106	$2,064	$5,783

Foreclosed assets
Core portfolios					8,880	$369	$2,165
Discontinued product lines					337	91	86

Total foreclosed assets					9,217	$460	$2,251

Total non-performing assets					$70,323

Total non-performing assets as a percentage of total assets					0.36%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

(2)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.
      The allowance for loan losses is allocated for segment reporting purpose to the various loan products, as shown in the table above. The entire allowance for loan losses is available to cover losses in any of the loan portfolios. A component of the overall allowance for loan losses is not specifically allocated to the loan portfolios in the overall assessment of adequacy (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of September 30, 2005, $19.1 million or 34% of the total allowance for loan losses was related to the unallocated component.

      The following table provides additional comparative data on non-performing assets.

	September 30,	September 30,	December 31,
	2005	2004	2004

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$25,983	$10,882	$22,155
Builder construction and income property loans	4,162	15,369	11,546
Consumer construction loans	8,183	9,966	9,553

Total portfolio non-performing loans	38,328	36,217	43,254
Discontinued product lines	5,318	5,414	5,868

Total non-performing loans held for investment	43,646	41,631	49,122

Allowance for loan losses to non-performing loans held for investment	127%	127%	108%

Non-performing loans held for sale	17,460	56,327	54,611

Total non-performing loans	61,106	97,958	103,733
Foreclosed assets	9,217	24,755	19,161

Total non-performing assets	$70,323	$122,713	$122,894

Total non-performing assets to total assets	0.36%	0.76%	0.73%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

	(Dollars in thousands)
Core portfolio loans
Balance, beginning of period	$46,815	$45,285	$45,191	$45,644
Provision for loan losses	3,028	698	6,710	2,799
Charge-offs net of recoveries
SFR mortgage loans	(145)	(488)	(1,220)	(2,534)
Land and other mortgage loans	(127)	—	(168)	—
Builder construction	—	(7)	(72)	(17)
Consumer construction	(567)	(271)	(1,437)	(675)

Charge-offs net of recoveries	(839)	(766)	(2,897)	(3,226)

Balance, end of period	49,004	45,217	49,004	45,217

Discontinued product lines
Balance, beginning of period	7,254	7,511	7,700	7,001
Provision for loan losses	500	800	1,715	3,399
Charge-offs net of recoveries	(1,225)	(700)	(2,886)	(2,789)

Balance, end of period	6,529	7,611	6,529	7,611

Total allowance for loan losses	$55,533	$52,828	$55,533	$52,828

Annualized charge-offs to average loans held for investment	0.11%	0.09%	0.11%	0.11%
Charge-offs to quarterly production	0.01%	0.06%	0.01%	0.03%
Core portfolio loans only
Annualized charge-offs to average loans held for investment	0.04%	0.05%	0.05%	0.06%
Charge-offs to quarterly production	0.01%	0.03%	0.01%	0.02%
      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $63.4 million at September 30, 2005, compared to $63.9 million at December 31, 2004. As of September 30, 2005, the allowance for loan losses of $55.5 million for loans held for investment, represented 0.70% of total loans held for investment, declining from 0.78% at December 31, 2004 and September 30, 2004. However, our allowance for loan losses to non-performing loans held for investment remained at 127% at September 30, 2005 and increased from 108% at December 31, 2004. Our non-performing assets as a percent of total assets improved further to 0.36% at September 30, 2005 from 0.76% and 0.73% at September 30, 2004 and December 31, 2004, respectively. The decreases in non-performing assets during the third quarter of 2005 were primarily due to the liquidations of non-performing loans held for sale, the sales of foreclosed assets and the payoffs of non-performing construction loans.
      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value. During the third quarter of 2005, our loans held for investment portfolio included approximately $34.4 million in loans that are collateralized by properties affected by Gulf Coast Hurricanes. We have entered into forbearance agreements with the borrowers to provide temporary payment relief. Based on the information currently available to us, we have provided a $1.3 million provision for loan losses during the third quarter to cover the potential losses from these loans.

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
      With respect to mortgage loans held for sale, pursuant to the applicable accounting rules, we do not provide an allowance for loan losses. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustments related to the credit risk on loans held for sale totaled $7.8 million at September 30, 2005.
SECONDARY MARKET RESERVES
      We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform with the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since 1993, the Company has repurchased a very small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of IndyMac’s diversification of its loan sale channels to include whole loan and GSE sales. While sales through these channels typically generate enhanced cash flows, they tend to have a greater level of representation, warranty and repurchase risk. The following table shows the amount of loans we have repurchased from each distribution channel since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$170.8	$68,954	0.25%
Securitization trusts	15.8	96,832	0.02%

Total	$186.6	$165,786	0.11%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, securitization transactions and sales to the GSEs. These reserves, which totaled $27.4 million at September 30, 2005, have two general components: reserves for repurchases arising from representation and warranty claims and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. Also included in the reserves was a $1.3 million charge provided in the current quarter (reduction of gain on sale of loans) for potential investor claims on loans that we previously sold and which are collateralized by properties in the areas affected by Gulf Coast Hurricanes. The amount estimated is based on the current information available to us and could vary from the actual amount.

      The table below shows the activity in the reserves during the three and nine months ended September 30, 2005.

	Three	Nine
	Months	Months

	(Dollars in thousands)
Balance, Beginning of the Period	$37,043	$35,610
Additions/provisions	4,115	14,108
Claims reimbursement and estimated discounts on loans held for sale/charge-offs	(13,934)	(23,306)
Recoveries on previous claims	220	1,032

Balance, September 30, 2005	$27,444	$27,444

      During the second quarter of 2005, the Company reached a settlement with Washington Mutual over the previously disclosed lawsuit related to the loans sold by the Company to PNC Mortgage Corporation during the period 1997 to 2000, prior to Washington Mutual’s acquisition of PNC Mortgage Corporation in 2001. The settlement, including a cash payment of $10 million and the repurchase of certain loans of approximately $7.86 million, was made during the third quarter of 2005, and the lawsuit was fully resolved.
      Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We have no other pending dispute similar to the Washington Mutual case as of September 30, 2005. The remaining secondary market reserves after the Washington Mutual settlement are for repurchases arising from general representation and warranty claims. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. The entire balance of our secondary market reserves is included on the consolidated balance sheets as a component of other liabilities.
OPERATING EXPENSES
      A summary of operating expenses follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	June 30,	September 30,	September 30,
	2005	2004	2005	2005	2004

	(Dollars in thousands)
Salaries and related	$80,173	$60,099	$82,267	$237,280	$162,688
Premises and equipment	14,006	11,450	13,630	40,249	30,981
Loan purchase costs	9,240	9,312	9,249	27,209	26,863
Professional services	7,759	5,580	6,202	20,917	16,497
Data processing	11,146	9,436	11,316	32,375	26,607
Office	8,626	4,658	8,383	23,632	16,395
Advertising and promotion	11,648	13,926	10,608	33,406	31,949
Operations and sale of foreclosed assets	1,227	1,848	(889)	1,939	5,401
Litigation settlement	—	—	3,000	9,000	—
Other	7,106	5,499	6,802	20,005	16,239

	$150,931	$121,808	$150,568	$446,012	$333,620

      Our general and administrative expenses increased $29.1 million in the third quarter of 2005, largely due to increases in salaries, premises and equipment, data processing, office and travel expenses, over the same quarter of last year. The increases are attributable to the Company’s operational growth and geographic expansions in pursuit of market share. The Company’s average full-time equivalent employees went up 21% from 4,910 for the quarter ended September 30, 2004 to 5,929 for the third quarter ended September 30, 2005 in support of our continued record-level of production volume. Additionally, we opened three new regional operations centers and a number of sales offices during the period, resulting in higher premises, data processing and office related expenses. In spite of the increases in our general and administrative expenses, our efficiency ratio improved to 53% for the third quarter of 2005 from 56% for the corresponding quarter a year ago. The operating expenses as a percent of loan production also improved from 1.15% a year ago to 0.86% for the current year third quarter. Total operating expenses for the third quarter of 2005 are fairly comparable to that of the second quarter of 2005. However, quarter over quarter, the salaries and related decreased by $2.1 million which is attributable to higher cost deferrals under SFAS 91 due to increased loan production, and a reduction in incentive compensation, partially offset by higher compensation related to increased number of employees.
      For the nine months ended September 30, 2005, operating expenses totaled $446.0 million, up 34% from $333.6 million for the corresponding nine months in 2004. Included in the total operating expenses were $9 million pretax charges for the settlement of two previously disclosed class action lawsuits which have been fully resolved.
SHARE REPURCHASE ACTIVITIES
      The following table summarizes the share repurchase activities during the three months ended September 30, 2005:

				Maximum Approximate
			Total Number of	Dollar Value
	Total		Shares Purchased	(in millions) of Shares
	Number of	Weighted	as Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the
Three Months Ended September 30, 2005	Purchased(1)	Paid Per Share	Programs	Plans or Programs(2)

July 1, 2005 — July 31, 2005	84	$42.87	—	63.6
August 1, 2005 — August 31, 2005	408	44.56	—	63.6
September 1, 2005 — September 30, 2005	—	—	—	63.6

Total	492	$44.27	—	63.6

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s stock incentive plans at the then-current market prices.

(2)	Our Board of Directors approved a $100 million share repurchase program in June of 1999, which was subsequently increased by the Board in $100 million increments to a total of $500 million in April, August and October 2000, May 2001 and July 2002. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide, which was not a part of our share repurchase program and was completed in August 2000.
FUTURE OUTLOOK
      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. With our unique and disciplined focus on home financing, we expect to outperform our peers and become a preeminent provider of such products in the United States. Operating with what we believe is the highest level of ethics and a customer-friendly orientation with the fairest lending model, IndyMac aims to be among the top eight lenders in the nation, earning at least $8 per share, by 2008. In so doing, the Company expects to provide solid returns to its shareholders consistent with its track record of 24 percent annualized total return under current management for the period 1992 through September 30, 2005. This performance exceeds the annualized returns of 12 percent for the Dow Jones Industrial Average and 11 percent for the S&P 500 Index over the same period.
      With that said, the past few years have been extraordinary years for the mortgage industry. Industry mortgage production has achieved historic highs in 2005 as a result of historically low interest rates, which led to record refinancing of mortgages. The industry continues to be in transition from these historic highs back to more normalized levels. According to forecasts published by the MBA, industry volumes are projected to decline in 2006 by 19% from 2005.
      We now expect full year 2005 earnings per share to be approximately $4.65, up slightly from the $4.62 guidance we provided last quarter, as we see continued strength in our production operations, stable returns in our thrift segment and improved performance of our servicing asset as prepayments slow. As we look ahead to 2006, forecasting with precision remains difficult given the fact industry volumes are uncertain and projected to decline, the Fed is projected to continue to raise interest rates and industry competition is fierce and margins are under pressure. However, we have run multiple earnings scenarios and currently believe that earnings next year will likely exceed the current year level, and that the current consensus estimate for 2006 of $5.00 per share is a reasonable scenario. This EPS forecast is considered our best estimation in light of current market expectation for interest rates and industry volume. However, economy, interest rates and our industry remain volatile and, as a result, our actual results could vary significantly from this forecast.
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
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended September 30, 2005, we had average total liquidity of $1.1 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.
PRINCIPAL SOURCES OF CASH
Loan Sales and Securitizations
      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended September 30, 2005, we sold $15.5 billion of our mortgage loans, which represents approximately 92% of our funded mortgage loans in the third quarter of 2005, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loans division also elected to retain $744.2 million of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans during the quarter is retained in our held for sale portfolio for future sale. Had we needed to raise more cash for liquidity reasons, loans retained in our held for investment portfolio could have been sold via one of the three channels.
      Our liquidity could be negatively impacted if any of our sales channels were disrupted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.
Advances from Federal Home Loan Bank
      The FHLB system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated MBS are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, IndyMac Bank is approved for collateralized advances of up to $11.8 billion, of which $6.6 billion were outstanding at September 30, 2005. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.
Deposits/Retail Bank
      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 22 branches in Southern California, three of which were opened during the third quarter of 2005, our telebanking, and Internet channels.
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
      The following table sets forth the balance of deposits, by deposit category, as of the following period ends:

	September 30, 2005		June 30, 2005		December 31, 2004

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Non-interest-bearing checking	$64,079	1%	$63,848	1%	$55,359	1%
Interest-bearing checking	55,021	1%	51,566	1%	42,306	1%
Savings	1,219,710	17%	1,276,499	19%	1,527,466	27%
Custodial accounts	658,958	9%	636,469	10%	622,589	11%

Total core deposits	1,997,768	28%	2,028,382	31%	2,247,720	39%
Certificates of deposit	5,263,182	72%	4,556,150	69%	3,495,759	61%

Total deposits	$7,260,950	100%	$6,584,532	100%	$5,743,479	100%

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	September 30, 2005		June 30, 2005		December 31, 2004

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$3,059,462	42%	$2,868,298	44%	$2,271,605	40%
Internet	714,837	10%	664,079	10%	579,503	10%
Telebanking	835,145	12%	760,710	12%	639,584	11%
Money desk	1,992,548	27%	1,654,976	25%	1,630,199	28%
Custodial	658,958	9%	636,469	9%	622,588	11%

Total deposits	$7,260,950	100%	$6,584,532	100%	$5,743,479	100%

      Included in deposits at September 30, 2005, June 30, 2005, and December 31, 2004 were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $659.0 million, $636.5 million and $622.6 million, respectively.
Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase IndyMac Bancorp’s common stock. As part of this transaction, IndyMac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of IndyMac Bancorp common stock under its share repurchase program (see “Share Repurchase Activities” on page 47). During the third quarter of 2005, total 86,900 shares of warrants were exercised at an average exercise price of $34.94 per share to purchase 138,794 shares of IndyMac Bancorp’s common stock. No redemption of subordinated debentures occurred in conjunction with the exercises of warrants during the third quarter of 2005. However, the holder of units has right to exchange the trust preferred securities related to the exercised warrants for subordinated debentures within 60 days following the exercise.
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
      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The subordinated debentures underlying the trust preferred securities, which represent the liabilities due from IndyMac Bancorp to the trusts, amounted to $215.7 million and $215.2 million at September 30, 2005, and December 31, 2004, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.
Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities
      Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $3.4 billion at September 30, 2005, from $2.9 billion at December 31, 2004. The increase of $422.6 million was primarily the result of additional draws on our credit facilities to fund mortgage loan originations.
      At September 30, 2005, we had $5.2 billion in committed financing facilities, of which $3.4 billion was utilized and $1.0 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of September 30, 2005, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.
PRINCIPAL USES OF CASH
      In addition to the financing sources discussed above, cash uses are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities totaled $3.1 billion during the nine months ended September 30, 2005 and $3.6 billion during the nine months ended September 30, 2004. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $69.6 million and $521.2 million for the nine months ended September 30, 2005 and 2004, respectively.
ACCUMULATED OTHER COMPREHENSIVE LOSS
      Accumulated other comprehensive losses were $13.0 million at September 30, 2005, compared to $20.3 million of losses at December 31, 2004. This decrease in unrealized losses was a result of the increase in the fair value of the swaps and swaptions designated as cash flow hedges of floating rate borrowings. It should be noted that accumulated other comprehensive gain or loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated other comprehensive gain or loss is not a component of the determination of regulatory capital.
REGULATORY CAPITAL REQUIREMENTS
      IndyMac Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that IndyMac Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk-weighted assets. This particular condition expired on July 1, 2003. As of September 30, 2005, IndyMac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.
      During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $202.5 million at September 30, 2005.

      The following table presents IndyMac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at September 30, 2005. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing IndyMac’s total risk-based capital by 17 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tier 1 core	7.51%	7.51%	5.00%
Tier 1 risk-based	11.27%	11.11%	6.00%
Total risk-based	11.75%	11.58%	10.00%
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
      In connection with our loan sales that are securitization transactions, there are $41 billion in loans owned by off-balance sheet trusts as of September 30, 2005. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales.
      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities were $940.6 million, $74.0 million, $76.2 million, and $154.3 million, respectively, at September 30, 2005.
      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS
      The following table summarizes our material contractual obligations as of September 30, 2005. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Payment Due

	October 1, 2005	January 1, 2006	January 1, 2008
	through	through	through	After
	December 31, 2005	December 31, 2007	December 31, 2009	December 31, 2009	Total

	(Dollars in thousands)
Deposits Without a Stated Maturity	$1,338,810	$—	$—	$—	$1,338,810
Custodial Accounts and Certificates of Deposits	2,519,971	3,326,261	68,959	6,949	5,922,140
FHLB Advances	4,501,000	1,805,000	315,000	—	6,621,000
Repurchase Agreements	2,368,872	—	—	—	2,368,872
HELOC Notes(1)	—	—	—	997,987	997,987
Other Notes	1,741	—	—	1,049	2,790
Trust Preferred Debentures	—	—	—	215,707	215,707
Accrued Interest Payable	96,366	—	—	—	96,366
Deferred Compensation	372	2,552	8,153	24,422	35,499
Operating Leases(2)	5,184	49,615	43,735	42,885	141,419
Employment Agreements(3)	2,831	13,606	325	—	16,762
Purchase Obligations	448	7,876	—	—	8,324

Total	$10,835,595	$5,204,910	$436,172	$1,288,999	$17,765,676

(1)	HELOC notes are non-recourse and secured by AAA-rated HELOC certificates.

(2)	Total lease commitments are net of sublease rental income.

(3)	Represents compensation for ten senior executives and includes both base salary and estimated bonuses. Amount is calculated based on the terms in their respective written employment agreements.
      A schedule of significant commitments at September 30, 2005 follows:

Payment Due

(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to exercising clean-up calls	$27,753
Undisbursed loan commitments:
Builder construction	$1,059,780
Consumer construction	1,167,241
HELOCs	515,541
Revolving warehouse lending	74,207
Letters of credit	$17,094
      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle claims based on breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993 through September 30, 2005, we have sold $165.8 billion in loans and repurchased $186.6 million loans, or 0.11% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending and expected claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels and the assessment of the probability of vendor or investor claims, which is included in other liabilities on the consolidated balance sheets. The balance in this reserve totaled $27.4 million at September 30, 2005. See the “Secondary Market Reserves” section on page 45 for further information.

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
VALUATION RISK
      In connection with the loan sale process, we retain certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of active market quotations or sale information to value such assets. The assets include MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented approximately 7% of total assets and 88% of total equity at September 30, 2005. The fair value of these assets could vary significantly as market conditions change. We periodically obtain appraisals from mortgage servicing brokers who benchmark our valuation assumptions to those of our industry peers and consider this information in the estimation of fair value.
CREDIT RISK
      A significant portion of our investment portfolio consists of prime residential SFR loans held for investment and non-investment grade securities and residual securities collateralized by mortgage loans. We also provide construction loans to consumers and developers to build residential properties. The credit risk profile on consumer construction loans is very similar to that of our permanent mortgage loans, while builder construction loans tend to have a higher credit risk profile than permanent mortgage loans. While the majority of our loans are to prime quality borrowers and secured by residential property, there is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results. In addition, while we have discontinued our home improvement and manufactured housing lending programs, we continue to liquidate portfolios of these loans, which have greater credit risk than that of our core mortgage loan portfolios. At September 30, 2005, the book value of these non-core portfolios was $41.0 million, net of reserves.
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
COMPETITION
      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 2.19% for the third quarter of 2005. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.
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
GEOGRAPHIC CONCENTRATION
      A majority of our loans are geographically concentrated in certain states, including California, Michigan, Florida and New York with 54% of our loan receivable balance at September 30, 2005 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.
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
CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
      Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated and agency interest-only securities, prepayment penalty securities, MSRs and non-investment grade and residual securities; (2) derivatives hedging instruments and hedge accounting; (3) our allowance for loan losses (“ALL”); and (4) our secondary market reserve.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      See “Interest Rate Sensitivity” beginning on page 41 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS
INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	Unaudited
	(Dollars in thousands)
Assets
Cash and cash equivalents	$308,005	$356,157
Securities classified as trading ($42.0 million and $54.4 million pledged as collateral for borrowings at September 30, 2005 and December 31, 2004, respectively)	268,531	235,036
Securities classified as available for sale, amortized cost of $3.5 billion at September 30, 2005 and December 31, 2004 ($2.3 billion pledged as collateral for borrowings at September 30, 2005 and December 31, 2004)	3,471,842	3,454,435
Loans receivable:
Loans held for sale
SFR mortgage	4,722,270	4,054,338
HELOC	550,029	358,410
Consumer lot loans	93,275	32,824

Total loans held for sale	5,365,574	4,445,572

Loans held for investment
SFR mortgage	5,257,247	4,458,784
Consumer construction	1,593,297	1,443,450
Builder construction	840,808	643,116
HELOC	34,054	45,932
Land and other mortgage	218,681	158,471
Revolving warehouse lines of credit	32,631	—
Allowance for loan losses	(55,533)	(52,891)

Total loans held for investment	7,921,185	6,696,862

Total loans receivable ($9.1 billion and $8.1 billion pledged as collateral for borrowings at September 30, 2005 and December 31, 2004, respectively)	13,286,759	11,142,434
Mortgage servicing rights	940,606	640,794
Investment in Federal Home Loan Bank stock	538,856	390,716
Interest receivable	119,137	78,827
Goodwill and other intangible assets	80,986	81,445
Foreclosed assets	9,217	19,161
Other assets	603,805	426,639

Total assets	$19,627,744	$16,825,644

	September 30,	December 31,
	2005	2004

	Unaudited
	(Dollars in thousands)

Liabilities and Shareholders’ Equity
Deposits	$7,260,950	$5,743,479
Advances from Federal Home Loan Bank	6,621,000	6,162,000
Other borrowings	3,585,356	3,162,241
Other liabilities	680,209	493,953

Total liabilities	18,147,515	15,561,673

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 93,373,769 shares (64,183,982 outstanding) at September 30, 2005, and issued 91,168,915 shares (61,995,480 outstanding) at December 31, 2004	934	912
Additional paid-in-capital	1,240,240	1,186,682
Accumulated other comprehensive loss	(13,159)	(20,304)
Retained earnings	772,628	616,516
Treasury stock, 29,189,787 shares and 29,173,435 shares at September 30, 2005 and December 31, 2004, respectively	(520,414)	(519,835)

Total shareholders’ equity	1,480,229	1,263,971

Total liabilities and shareholders’ equity	$19,627,744	$16,825,644

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income
Mortgage-backed and other securities	$52,624	$36,129	$151,649	$97,349
Loans held for sale
SFR mortgage	114,267	63,494	264,939	182,856
HELOC	9,288	7,516	21,642	7,516
Consumer lot loans	2,414	1,917	6,527	6,696

Total loans held for sale	125,969	72,927	293,108	197,068
Loans held for investment
SFR mortgage	59,513	50,770	168,447	149,732
Consumer construction	20,440	18,203	59,097	51,201
Builder construction	18,086	9,075	46,614	25,222
Land and other mortgage	4,651	3,090	11,982	9,025
HELOC	535	827	1,659	11,511
Revolving warehouse lines of credit	474	—	644	—

Total loans held for investment	103,699	81,965	288,443	246,691
Other	8,098	3,982	19,534	10,762

Total interest income	290,390	195,003	752,734	551,870
Interest expense
Deposits	52,261	26,527	132,479	72,706
Advances from Federal Home Loan Bank	76,907	37,660	193,711	102,499
Other borrowings	49,796	30,226	114,293	75,164

Total interest expense	178,964	94,413	440,483	250,369

Net interest income	111,426	100,590	312,251	301,501
Provision for loan losses	3,528	1,498	8,425	6,198

Net interest income after provision for loan losses	107,898	99,092	303,826	295,303
Other income
Gain on sale of loans	151,086	98,052	454,785	247,804
Service fee income (loss)	10,304	8,742	25,521	(22,209)
Gain (loss) on mortgage-backed securities, net	728	(9,438)	11,933	(17,839)
Fee and other income	12,678	7,712	28,649	20,528

Total other income	174,796	105,068	520,888	228,284

Net revenues	282,694	204,160	824,714	523,587
Other expense
Operating expenses	150,931	121,808	446,012	333,620
Amortization of other intangible assets	145	171	452	538

Total other expense	151,076	121,979	446,464	334,158

Earnings before provision for income taxes and minority interests	131,618	82,181	378,250	189,429
Provision for income taxes	51,926	32,461	149,345	74,824

Net earnings before minority interests	79,692	49,720	228,905	114,605
Minority interests	417	(6)	1,008	(6)

Net earnings	$79,275	$49,726	$227,897	$114,611

Earnings per share:
Basic (net earnings divided by weighted-average basic shares outstanding)	$1.25	$0.81	$3.65	$1.95
Diluted (net earnings divided by weighted-average diluted shares outstanding)	$1.18	$0.78	$3.46	$1.87
Weighted-average shares outstanding:
Basic	63,268	61,254	62,460	58,800
Diluted	67,055	63,904	65,872	61,421
Dividends declared per share	$0.40	$0.32	$1.14	$0.87
The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2003	56,760,375	$859	$1,043,856	$(26,454)	$518,408		$(519,238)	$1,017,431
Common stock issued	3,330,000	33	100,138	—	—	$—	—	100,171
Common stock options exercised	1,733,116	17	38,366	—	—	—	—	38,383
Net directors’ and officers’ notes receivable payments	—	—	43	—	—	—	—	43
Deferred compensation, restricted stock	114,047	2	1,989	—	—	—	—	1,991
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(1,719)	—	(1,719)	—	(1,719)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(2,987)	—	(2,987)	—	(2,987)
Purchases of common stock	(17,766)	—	—	—	—	—	(543)	(543)
Cash dividends	—	—	—	—	(51,345)	—	—	(51,345)
Net earnings	—	—	—	—	114,611	114,611	—	114,611

Total comprehensive income	—	—	—	—	—	$109,905	—	—

Balance at September 30, 2004	61,919,772	$911	$1,184,392	$(31,160)	$581,674		$(519,781)	$1,216,036

Balance at December 31, 2004	61,995,480	$912	$1,186,682	$(20,304)	$616,516		$(519,835)	$1,263,971
Common stock options and warrants exercised	1,939,404	19	49,661	—	—	$—	—	49,680
Net directors’ and officers’ notes receivable payments	—	—	25	—	—	—	—	25
Deferred compensation, restricted stock	265,450	3	3,872	—	—	—	—	3,875
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(11,688)	—	(11,688)	—	(11,688)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	18,833	—	18,833	—	18,833
Purchases of common stock	(16,352)	—	—	—	—	—	(579)	(579)
Cash dividends	—	—	—	—	(71,785)	—	—	(71,785)
Net earnings	—	—	—	—	227,897	227,897	—	227,897

Total comprehensive income	—	—	—	—	—	$235,042	—	—

Balance at September 30, 2005	64,183,982	$934	$1,240,240	$(13,159)	$772,628		$(520,414)	$1,480,229

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$227,897	$114,611
Adjustments to reconcile net earnings to net cash used in operating activities:
Total amortization and depreciation	201,577	163,373
Provision for valuation adjustment of mortgage servicing rights	25,598	59,040
Gain on sale of loans	(454,785)	(247,804)
(Gain) loss on mortgage-backed securities, net	(11,933)	17,839
Provision for loan losses	8,425	6,198
Net increase in deferred tax liability	71,716	21,858
Net (increase) decrease in other assets and liabilities	1,129	386,126

Net cash provided by operating activities before activity for trading securities and loans held for sale	69,624	521,241
Net sales of trading securities	74,550	58,599
Net purchases of loans held for sale	(3,137,485)	(3,708,016)

Net cash used in operating activities	(2,993,311)	(3,128,176)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	723,685	1,411,939
Net sales (purchases) of and payments from mortgage-backed securities available for sale	58,182	(195,954)
Net increase in investment in Federal Home Loan Bank stock, at cost	(148,140)	(48,870)
Net purchases of property, plant and equipment	(63,082)	(36,920)
Purchase of Financial Freedom, net of cash received	—	(81,408)

Net cash provided by investing activities	570,645	1,048,787

Cash flows from financing activities:
Net increase in deposits	1,515,565	934,736
Net increase (decrease) in advances from Federal Home Loan Bank	459,000	(153,000)
Net increase in borrowings	422,608	1,564,344
Net proceeds from issuance of common stock	—	100,170
Net proceeds from stock options, warrants, and notes receivable	49,705	38,427
Cash dividends paid	(71,785)	(51,345)
Purchases of common stock	(579)	(543)

Net cash provided by financing activities	2,374,514	2,432,789

Net (decrease) increase in cash and cash equivalents	(48,152)	353,400
Cash and cash equivalents at beginning of period	356,157	115,485

Cash and cash equivalents at end of period	$308,005	$468,885

Supplemental cash flow information:
Cash paid for interest	$394,625	$229,305

Cash paid for income taxes	$69,935	$31,335

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$1,922,841	$1,766,881

Recharacterization of loans to mortgage-backed securities available for sale	$—	$1,000,262

Net transfer of mortgage servicing rights to trading securities	$8,491	$13,898

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION
      IndyMac Bancorp, Inc. is a savings and loan holding company. References to “IndyMac Bancorp” or the “Parent Company” refer to the parent company alone while references to “IndyMac,” the “Company,” “we” or “us” refer to IndyMac Bancorp and its consolidated subsidiaries.
      The consolidated financial statements include the accounts of IndyMac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“IndyMac Bank”). All significant intercompany balances and transactions with IndyMac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in IndyMac’s majority-owned subsidiary are included in “other liabilities” on the consolidated balance sheets and the minority interests on IndyMac’s earnings are reported separately. The consolidated financial statements of IndyMac are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in IndyMac’s annual report on Form 10-K for the year ended December 31, 2004.

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
      On August 31, 2005, the FASB Staff issued FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). This FSP defers the requirement that that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Such instruments shall continue to be accounted for under the provisions of SFAS No. 123(R) unless its terms are

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
modified when the holder is no longer an employee. We will consider the provisions of this FSP and its impact on modified awards upon adoption of SFAS No. 123(R) on January 1, 2006.
      On October 18, 2005, the FASB Staff issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). This FSP permits the presumption that an understanding of the key terms and conditions of an individual employee’s award are known at the date the Board, or other corporate governing body, approves the award, as long as the award is a unilateral grant and the key terms and conditions are expected to be communicated to the recipient within a relatively short period of time. We will consider the provisions of this FSP and its impact on awards granted upon adoption of SFAS No. 123(R) on January 1, 2006.
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
      On September 29, 2005 the FASB posted for comment proposed FSP FIN 46(R)-c, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). The proposed FSP describes using a “by design” approach to determine the variability to consider when applying FIN 46(R). Under the “by design” approach, the role of the contract or arrangement in the design of the entity shall govern whether the interest is treated as creating risk, or absorbing risk from the entity. Such review should include a detailed analysis of all documents, including original formation documents, governing documents, marketing materials, other contractual arrangements entered into by the entity, and should determine: a) the purpose for which the entity was created, b) identify the instruments the entity has purchased, issued, or otherwise entered into, and c) identify the variability to consider based on an understanding of the risks and rewards for that entity as a whole. Under the proposed FSP, determination of variability in entities with both senior interests and subordinated interests will be affected depending on whether the subordinated interests are considered substantive, meaning they will absorb expected losses prior to the senior interests. This FSP, if issued as proposed, could impact our accounting for our securitization trust transactions that we frequently enter. The proposed FSP is available for comment through November 30, 2005.
      At the April 13, 2005 FASB Board meeting, the Board authorized the final drafting of certain amendments to Statement on Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) regarding beneficial interests and servicing rights. On August 11, 2005 the Board issued three exposure drafts — Accounting for Transfers of Financial Assets, Accounting for Servicing of Financial Assets and Accounting for Certain Hybrid Financial Instrument — as proposed amendments to SFAS No. 140. Management is currently monitoring and evaluating the potential impact of these various amendments, including the proposed one-time irrevocable election to move servicing rights from a LOCOM (lower of cost or fair market value) to a fair value accounting basis, which management intends to adopt as soon as such election becomes available.
      At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption is not expected to have a material impact on our consolidated financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 6, 2005, the FASB Staff issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP establishes that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and included in earnings from continuing operations. The effective date of the FSP is for reporting periods beginning after December 15, 2005, but its adoption is not expected to have a material impact on our consolidated financial statements.
NOTE 3 — MORTGAGE-BACKED SECURITIES AND AGENCY NOTES
      As of September 30, 2005 and December 31, 2004, our MBS and agency notes were comprised of the following:

	September 30,	December 31,
	2005	2004

	(Dollars in thousands)
Mortgage-backed securities — Trading
AAA-rated and agency interest-only securities	$74,005	$90,658
AAA-rated principal-only securities	2,351	18,598
Prepayment penalty securities	76,178	33,451
Other investment grade securities	9,359	9,219
Other non-investment grade securities	—	4,198
Non-investment grade residual securities	106,638	78,912

Total mortgage-backed securities — Trading	$268,531	$235,036

Mortgage-backed securities and agency notes — Available for sale
AAA-rated non-agency securities	$3,241,329	$3,166,600
AAA-rated agency securities	45,695	14,903
Other investment grade securities	84,081	137,603
Other non-investment grade securities	53,041	78,854
Non-investment grade HELOC residual securities	47,696	56,475

Total mortgage-backed securities and agency notes — Available for sale	$3,471,842	$3,454,435

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of September 30, 2005

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(Dollars in thousands)
Securities — Available for Sale:
AAA-rated agency securities	$(81)	$35,070	$(111)	$6,084	$(192)	$41,154
AAA-rated non-agency securities	(11,274)	1,218,428	(25,143)	939,273	(36,417)	2,157,701
Other non-investment grade securities	(556)	29,099	—	—	(556)	29,099

Total Securities — Available for Sale	$(11,911)	$1,282,597	$(25,254)	$945,357	$(37,165)	$2,227,954

      The securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 5% or less of their respective amortized cost basis.
NOTE 4 — SEGMENT REPORTING
      The Company operates through two primary segments: mortgage banking and thrift. The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit.
      The mortgage production divisions, with the exception of Financial Freedom (reverse mortgages), are credited with gain on sale at production based on the actual amount realized for those loans sold in the period plus an estimate of gain on loans produced but not yet sold. The results for prior periods may be restated to reflect the actual amounts ultimately realized on sale. Differences between the gain on sale credited to the production divisions and the consolidated gain on sale due to timing of loan sales are eliminated in consolidation and reported in the Elimination column. Additionally, loans are occasionally transferred (“sold”) from the production divisions to the thrift divisions at a premium based on the estimated fair value. The premium paid for the loans is recorded as a gain in the production divisions and a premium on the asset in the thrift divisions. In subsequent periods, this premium is amortized as part of the thrift divisions’ net interest margin and the amortization is reversed in the Elimination column.
      The Company hedges the MSRs to protect the economic value of the MSRs. The results in the business segment tables above reflect the economic fair value of the MSRs. The economic fair value may vary from the GAAP value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value are eliminated in consolidation.
      The Company’s corporate overhead costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are not allocated to the operating channels. Also, for purposes of calculating

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
average interest-earning assets, the allowance for loan losses is excluded. Prior period segment results have been revised to conform to current presentation.
      Segment information for the three and nine months ended September 30, 2005 and 2004, was as follows:

	Mortgage Banking

	Production	MSRs and	MB			Total
	Divisions	Retained Assets	Overhead	Thrift	Other	Company

(Dollars in thousands)
Three months ended September 30, 2005
Net interest income	$35,937	$12,161	$33	$60,518	$2,777	$111,426
Net revenues (expense)	175,808	26,684	655	83,963	(4,416)	282,694
Net earnings (loss)	65,599	10,615	(5,647)	37,751	(29,043)	79,275
Allocated capital	477,400	251,304	12,680	638,258	19,322	1,398,964
Assets as of September 30, 2005	$4,618,997	$1,559,104	$109,940	$12,359,345	$980,358	$19,627,744
Return on equity	55%	17%	N/A	23%	N/A	22%
Three months ended September 30, 2004
Net interest income	$33,418	$12,757	$—	$55,164	$(749)	$100,590
Net revenues (expense)	126,149	4,759	608	71,380	1,264	204,160
Net earnings (loss)	40,068	(152)	(7,025)	33,794	(16,959)	49,726
Allocated capital	315,440	226,674	—	527,220	143,728	1,213,062
Assets as of September 30, 2004	$3,105,289	$1,280,942	$163,503	$10,598,672	$991,678	$16,140,084
Return on equity	51%	—	N/A	26%	N/A	16%
Nine months ended September 30, 2005
Net interest income (expense)	$87,031	$39,076	$119	$174,692	$11,333	$312,251
Net revenues (expense)	573,523	70,952	1,606	237,513	(58,880)	824,714
Net earnings (loss)	223,976	28,332	(19,181)	107,688	(112,918)	227,897
Allocated capital	391,604	246,409	12,343	601,503	72,540	1,324,399
Assets as of September 30, 2005	$4,618,997	$1,559,104	$109,940	$12,359,345	$980,358	$19,627,744
Return on equity	76%	15%	N/A	24%	N/A	23%
Nine months ended September 30, 2004
Net interest income (expense)	$101,822	$44,583	$—	$162,957	$(7,861)	$301,501
Net revenues (expense)	369,222	11,851	1,681	217,251	(76,418)	523,587
Net earnings (loss)	131,094	(2,035)	(21,406)	104,393	(97,435)	114,611
Allocated capital	253,469	210,971	—	504,452	158,999	1,127,891
Assets as of September 30, 2004	$3,105,289	$1,280,942	$163,503	$10,598,672	$991,678	$16,140,084
Return on equity	69%	—	N/A	28%	N/A	14%

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	STOCK-BASED COMPENSATION
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
      The following table discloses the pro forma net income and pro forma basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Net Earnings
As reported	$79,275	$49,726	$227,897	$114,611
Stock-based compensation expense	(2,513)	(2,784)	(7,901)	(8,353)
Tax effect	779	1,100	2,373	3,300

Pro forma	$77,541	$48,042	$222,369	$109,558

Basic Earnings Per Share
As reported	$1.25	$0.81	$3.65	$1.95
Pro forma	$1.22	$0.78	$3.56	$1.86
Diluted Earnings Per Share
As reported	$1.18	$0.78	$3.46	$1.87
Pro forma	$1.15	$0.75	$3.37	$1.78
      During the three months ended September 30, 2005 and 2004, we recognized compensation expense of $1.3 million ($804,000, net of taxes) and $764,000 ($462,000, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

NOTE 6 —	DEFINED BENEFIT PENSION PLAN NET PERIODIC COST
      We provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees hired prior to January 1, 2003. Employees hired after December 31, 2002 are not eligible for the DBP Plan. The net

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periodic benefit cost of the DBP Plan, which is based on actuarial assumptions, is presented in the following table for the three and nine months ended September 30, 2005 and 2004:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Service cost	$1,812	$1,209	$5,436	$3,627
Interest cost	507	323	1,521	969
Expected return on assets	(453)	(294)	(1,359)	(882)
Recognized actuarial loss	139	73	417	219
Amortization of prior service cost	14	14	42	42

Net periodic benefit costs	$2,019	$1,325	$6,057	$3,975

      The weighted-average assumptions used in computing the net periodic cost at September 30, 2005 and 2004, were as follows:

	Three Months
	Ended
	September 30,

	2005	2004

Assumed discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%
      The Company made a lump sum contribution of approximately $6.6 million to the DBP Plan during the third quarter of 2005 for the 2004 plan year.

NOTE 7 —	LEGAL MATTERS
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending or threatened legal actions. Certain of such actions may involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions may include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. While the Company can give no assurance that it will prevail on all claims made against it or that reserves the Company has established will be sufficient to satisfy any resulting liabilities, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES
      The management of IndyMac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of IndyMac’s disclosure controls and procedures. Based on that evaluation, management concluded that IndyMac’s disclosure controls and procedures as of September 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
      There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to September 30, 2005.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending or threatened legal actions. Certain of such actions may involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions may include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. While the Company can give no assurance that it will prevail on all claims made against it or that reserves the Company has established will be sufficient to satisfy any resulting liabilities, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      See “Share Repurchase Activities” beginning on page xx for a discussion of share repurchases conducted by IndyMac during the third quarter of 2005.

ITEM 5.	OTHER INFORMATION
      None to report.

ITEM 6.	EXHIBITS

10.1	IndyMac Bancorp, Inc. Board Compensation Policy & Stock Ownership Requirements, as Amended, Effective September 28, 2005.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on October 31, 2005.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ Michael W. Perry

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Scott Keys

Scott Keys
Executive Vice President
and Chief Financial Officer