Form 10-K
period 2005-12-31
INDYMAC BANCORP INC
filed 2006-03-01
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-8972
INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
888 East Walnut Street, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(800) 669-2300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange
(including related preferred stock purchase rights)
WIRES Units	New York Stock Exchange
(Trust Preferred Securities and Warrants)
Securities registered pursuant to Section 12(g) of the Act:
[None.]
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Based on the closing price for shares of Common Stock as of June 30, 2005, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $2,567,317,329. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.
      As of February 17, 2006, 64,490,794 shares of IndyMac Bancorp, Inc. Common Stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2006 Annual Meeting — Part III

INDYMAC BANCORP, INC.
2005 ANNUAL REPORT ON FORM 10-K

INDYMAC BANCORP, INC.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
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
      We are the holding company for IndyMac Bank, F.S.B., a $20 billion hybrid thrift/mortgage bank, headquartered in Pasadena, California (“Indymac Bank” or “Bank”). Indymac Bank originates mortgages in all 50 states of the U.S. and is the largest savings and loan headquartered in Los Angeles County, California, the 9th largest nationwide, based on assets according to American Banker, the 9th largest residential originator according to the National Mortgage News based on third quarter 2005 mortgage origination volume, and the 16th largest mortgage servicer according to National Mortgage News. Indymac Bank, operating as a hybrid thrift/mortgage banker, provides cost-efficient financing for the acquisition, development, and improvement of single-family homes. Indymac also provides financing secured by single-family homes and other banking products to facilitate consumers’ personal financial goals. We facilitate the acquisition, development, and improvement of single-family homes through our award-winning e-MITS® (Electronic Mortgage Information and Transaction System) platform that automates underwriting, risk-based pricing and rate locking on a nationwide basis via the Internet at the point of sale. Indymac Bank offers highly competitive mortgage products and services that are tailored to meet the needs of both consumers and mortgage professionals.
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
      We entered the reverse mortgage industry through the acquisition of 93.75% of the outstanding shares of common stock of Financial Freedom Holdings, Inc. (“FFHI”), the leading provider of reverse mortgages in the United States of America, and the related assets from Lehman Brothers Bank, F.S.B. and its affiliates on July 16, 2004. The remaining shares of the common stock of FFHI, constituting 6.25% of the outstanding shares of common stock, were held by its chief executive officer after the acquisition. The acquisition was consummated as part of our strategy to increase market share by offering niche mortgage products and servicing a broad customer base. In November 2004, as part of an internal reorganization, FFHI merged into its then wholly owned subsidiary Financial Freedom Senior Funding Corporation (collectively with FFHI, “Financial Freedom”). As a result of the merger, the Company owns 93.75%, and Financial Freedom’s chief executive officer owns 6.25%, of the outstanding shares of common stock of Financial Freedom. Financial Freedom currently operates as a subsidiary of Indymac Bank.
      References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “Indymac,” or the “Company” refer to the parent company and its consolidated subsidiaries.
BUSINESS MODEL
      Indymac’s hybrid thrift/mortgage banking business model is the basis for our corporate structure. Our model provides a strong framework for growth over the long-term and the flexibility to operate efficiently in varying interest-rate environments. Our businesses are aligned into two primary operating segments, the mortgage banking and the thrift segments. Mortgage banking involves the originating and trading of mortgage loans and related assets, and the servicing of these loans. The revenues from mortgage banking consist primarily of gains on sale of the loans; interest income earned while the loans are held for sale; and the servicing fees. The thrift side of our business invests in single-family residential mortgage assets (including mortgage-backed securities) which we hold on our balance sheet. Revenues consist primarily of spread income, which represents the difference between the interest earned on the loans and the cost of funds.
      As a result of the quick asset turn times associated with mortgage banking, it is less capital-intensive than thrift investing and offers higher returns on invested capital. However, mortgage banking is cyclical: origination volumes are closely correlated to interest rates, rising when rates fall and falling when rates rise.
      Thrift investing requires more capital than mortgage banking, resulting in lower returns on invested capital. However, the returns tend to be more stable and less cyclical than those from mortgage banking, and they generally improve as returns on mortgage banking decline. As interest rates rise, there is little incentive for borrowers to refinance, so portfolio runoff (i.e., reduction) is minimal.
      Our hybrid business model allows us to take advantage of both the higher returns on invested equity offered by mortgage banking, and the earnings stability offered by a traditional savings and loan institution. The common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channels in which we operate. Prudent allocation of capital between our mortgage banking and thrift segments, depending on the interest rate environment, serves to stabilize earnings through the mortgage cycles. In a falling interest rate environment when originations are rising, more capital can be deployed in mortgage banking. In an environment of rising rates and/or declining mortgage origination volumes, more capital can be deployed in our thrift investing operations. With our hybrid model, we can take advantage of opportunities to fund and sell loans, but we also prudently build a portfolio of high-quality investment loans and mortgage-backed securities, as well as a substantial servicing portfolio to provide consistent income throughout the interest rate cycle. By deploying capital in the area that offers the best returns, we are able to stabilize earnings through a variety of economic and interest rate cycles.
      The mortgage market is a huge industry with over $2 trillion in mortgage originations for the past several years and over $8 trillion mortgage debt outstanding as of September 30, 2005. The mortgages outstanding grew an average of approximately 8 percent annually over the last several decades. Indymac’s long-term strategy focuses on gaining a larger share of the mortgage origination market without compromising profitability goals. During 2005, we successfully executed our strategy and reached a record level of mortgage production of $60.8 billion and increased our market share by 60% to 2.19% while the market volume remained flat. According to the National Mortgage News, by the third quarter of 2005, we were one of the top nine originators of mortgage loans in the United States of America. We will continue to leverage our mortgage-banking infrastructure, increase our marketing and sales efforts, and expand our geographic presence in an effort to gain additional market share in the future. To complement our mortgage banking activities, we will continue to add high quality single-family residential and home equity loans or securities backed by these loans to the investment portfolio to help mitigate fluctuations in earnings during the mortgage origination cycle.

      The environment of historically low interest rates over the past several years has been very favorable for mortgage lenders who effectively hedged their mortgage servicing rights. Consumers continued to refinance existing loans and historically low mortgage rates opened the door for home ownership to many first time buyers. The Mortgage Bankers Association forecasts a modest increase in interest rates in 2006 with total origination volume decreasing 19% to $2.2 trillion, while purchase mortgage originations are expected to remain close to the 2005 level.
      We currently expect 2006 EPS to range from $4.50 to $5.20 per share, which includes the implementation of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, requiring the expensing of stock options. We estimate that the implementation of SFAS No. 123R will reduce EPS by approximately $0.10 in 2006. Had SFAS No. 123R been effective in 2005, reported EPS of $4.54 would have been reduced by $0.11 to $4.43. The underlying assumptions embedded in our EPS outlook for 2006 include the MBA’s forecast of $2.2 trillion for industry-wide mortgage volumes, mortgage banking revenue margins of 115 to 125 basis points, average earning assets of approximately $25 billion, an average 10 year Treasury rate of approximately 4.8 percent, and an average 1-month LIBOR of approximately 4.6 percent. This EPS forecast is considered our best estimation in light of current market expectations for interest rates and industry volumes in 2006. However, the economy, interest rates and our industry remain volatile and as a result, our actual results could vary significantly from this forecast.
MORTGAGE BANKING
      The mortgage banking segment’s core activities are loan production, loan sales, and the performance of our servicing functions. Loan production is achieved by delivering a suite of mortgage products, predominantly prime credit quality, to our customers using a technology-based approach across multiple channels on a nationwide basis supported by 13 strategically distributed regional mortgage centers. Our broad product line includes adjustable-rate mortgages (“ARMs”), hybrid ARMs, option ARMs offering borrowers multiple payment options, fixed-rate mortgages, both conforming and non-conforming, construction-to-permanent loans, subprime mortgages and reverse mortgages. We apply the following underwriting guidelines to option ARM loans underwritten by us: borrowers must have minimum credit scores of 620; qualification is based on the fully indexed principal and interest payment at origination; mortgage insurance is required on all option ARM loans over 80% loan-to-value (“LTV”); and the negative amortization is capped at 110% of the original principal balance.
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
      When we have accumulated a sufficient volume of loans with similar characteristics, generally $50 million to $1 billion in principal amount, we sell the loans in the secondary market. The length of time between when we originate or purchase a mortgage loan and when we sell or securitize the mortgage loan generally ranges from 10 to 90 days, depending on factors such as loan volume by product type and market fluctuations in the prices of MBS. On average during 2005, we sold loans within 52 days of purchase or origination.
      We sell the majority of the mortgage loans that we originate or purchase (86% in 2005). The loans are usually sold on a non-recourse basis, but we do make certain representations and warranties concerning the loans. We generally retain the servicing rights with respect to loans sold to the government sponsored enterprises, or GSEs (primarily Fannie Mae and Freddie Mac). The credit losses on these loans are absorbed by the GSEs. We pay guarantee fees to the GSEs to compensate them for their assumption of credit risk.
      We also sell loans through private-label securitizations. Loans sold through private-label securitizations consist primarily of non-conforming loans and subprime loans. The securitization process involves the sale of the loans to one of our wholly owned bankruptcy remote special purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support (other than temporary servicing advances) to either the third party investors or securitization trusts. Neither the third party investors nor the securitization trusts have recourse to our assets or us and neither have the ability to require us to repurchase their securities. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we could be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special purpose entities” which meet the legal isolation criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and are therefore not consolidated for financial reporting purposes. To a lesser extent, we also sell loans on a whole-loan basis to institutional investors with servicing on such loans either retained by us or released to the institutional investors.
      In addition to the cash we receive from the sale of MBS, we typically retain certain interests in the securitization trust as payment for the loans. These retained interests may include mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, AAA-rated senior securities, AAA-rated principal-only securities, subordinated classes of securities, residual securities, securities associated with prepayment charges on the underlying mortgage loans, cash reserve funds, or an overcollateralization account. Other than AAA-rated interest-only securities, the AAA-rated senior securities, the securities associated with prepayment charges on the underlying mortgage loans, and the MSRs, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. We are entitled to receive payment on most of these retained interests only after the third party investors are repaid their investment plus interest and there is excess cash in the securitization trust. Our ability to obtain repayment of our residual interests depends solely on the performance of the underlying mortgage loans. Material adverse changes in performance of the loans, including actual credit losses and prepayment speeds which differ from our assumptions, may have a significant adverse effect on the value of these retained interests.
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
      In addition to securitization trusts, from time to time we use Net Interest Margin (“NIM”) trusts to securitize our interest in residual securities and securities associated with prepayment charges on the underlying mortgage loans from prior or recently completed securitization transactions. NIM trusts issue notes to outside investors secured by the residual securities and securities associated with prepayment charges on the underlying mortgage loans we contribute to the trusts. The cash proceeds from the sale of the NIM notes to investors are paid to us as payment for the securities. The NIM notes are obligations of the NIM trusts and are collateralized only by the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We are not obligated to make any payments on the NIM notes. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We receive cash flows from our retained interests in the NIM trusts once the NIM notes issued to the investors are fully paid off. At December 31, 2005, these NIM trusts held assets valued at $187.9 million and our retained interests in these NIM trusts are valued at $52.4 million. Our retained interests in the NIM trusts are included as a component of securities classified as trading securities on our consolidated balance sheets.
      Our mortgage banking revenue consists primarily of gain on the sale of loans, net interest income, and fee income associated with the loans held for sale. The mortgage banking segment also generates service fee income from MSRs and interest income from other servicing-related assets. Because many of our mortgage banking activities are tied to the purchase and sale of single-family residences, our business is subject to some seasonal volatility.
Production Divisions
Mortgage Professionals
      Our largest production channel, mortgage professionals, was responsible for 83% of our total mortgage production during 2005. This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions, capital market participants across the country, and homebuilders via three channels: wholesale, correspondent, and conduit. Mortgage loans could be either funded by us (wholesale) or obtained as closed loans on a flow basis (correspondent) or in bulk purchases (conduit). When originating or purchasing mortgage loans, we generally acquire the rights to “service” the mortgage loans (as described below). When we sell the loans, we may either retain the related servicing rights and service the loans through our Home Loan Servicing division or sell those rights. See “Loan Servicing” below.
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
      During 2005, to continue our emphasis on increasing production capacity and geographic penetration to build market share, the division opened four new regional centers. With these four new centers, the division currently has 13 regional centers. Looking ahead, we plan to add a minimum of seven new regional offices over the next five years as a way of increasing geographic penetration to gain market share in target markets, improving customer service, and improving operational efficiencies.
Consumer Direct
      This channel markets mortgage products nationwide directly to consumers through our Southern California retail banking branches, direct mail, Internet lead aggregators, outbound telesales, online advertising, and referral programs.
      Our website offers a wide range of home loan products directly to consumers nationwide. This site enables consumers to utilize e-MITS to apply for a mortgage loan, obtain loan approvals, lock in an interest rate and receive a printable approval letter, all online, and all within minutes. The website also features online loan status information, daily rate comparisons to major competitors, and a quick mortgage rate pricing tool.
      Through the call center operations and our Southern California retail banking branch network, loan consultants counsel consumers on the loan application process and make lending decisions using our e-MITS technology. Loans are processed and funded by our operations group within our regional call centers.
Financial Freedom
      Through the acquisition of Financial Freedom, we have become the leading provider of reverse mortgages in the United States. This group is responsible for the generation and servicing of predominantly reverse mortgage products with senior customers (age 62 or older) via the affinity business unit to institutional relationships, traditional wholesale mortgage relationship sales force and a retail loan officer sales force. Reverse mortgages allow homeowners age 62 and older to convert home equity into cash to supplement their retirement income. The equity may be withdrawn in a lump sum, as annuity-style monthly payments, as a credit line, or any combination thereof. Reverse mortgages offered by us feature: no recourse to the borrower, no repayment during the borrower’s occupancy of the home, and a repayment amount that cannot exceed the value of the home (after costs of sale). With the increased familiarity that senior homeowners and their financial advisors have with this product, and the appreciation of home prices, the reverse mortgage market is expected to grow dramatically. Comparing 2005 to 2004, our reverse mortgage volume increased 229% to $2.9 billion in 2005 from $893 million for the period from July 16, 2004 to December 31, 2004, reflecting an annualized increase of 51%. We acquired Financial Freedom on July 16, 2004, and the period from July 16, 2004 to December 31, 2004 was the period during which we owned Financial Freedom in 2004.
Loan Servicing
Retained Asset and Servicing Division
      This division manages the assets the Company retains in conjunction with its mortgage loan sales. The assets held include the following asset classes: (i) mortgage servicing rights (“MSRs”), interest-only strips, prepayment penalty securities and residual securities; (ii) derivatives and securities held as hedges of such assets, including swaps, options, futures, principal-only securities, agency debentures and U.S. Treasury bonds; (iii) loans acquired through clean-up calls or originated through the Company’s customer retention programs; and (iv) investment and non-investment grade securities. The Company hedges the MSRs to protect the economic value of the MSRs. The economic value may vary from the value recorded under the generally accepted accounting principles (“GAAP”) which is at the lower of cost or market. The Financial Accounting Standards Board has issued an exposure draft providing an option to account for mortgage servicing rights at fair value. Such option is expected to be available during the first half of 2006, and we intend to make the election for fair value accounting for MSRs as soon as it becomes available.
      At December 31, 2005, primarily through our Home Loan Servicing operation in Kalamazoo, Michigan, we serviced $90.7 billion of mortgage loans, of which $84.5 billion was serviced for others, an increase of 68% from $50.2 billion serviced for others in 2004. The growth in our portfolio of loans serviced for others was attributable to our record production and sale volumes in 2005. The servicing portfolio includes servicing for prime and subprime loans, HELOCs, reverse mortgages, manufactured housing loans and home improvement loans.
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
THRIFT
      The strategy of our thrift segment is to leverage and scale infrastructure with prudent mortgage related asset growth to stabilize and diversify company-wide earnings, targeting a return on equity ranging from 15% to 25%. Through leveraging our capital and our FDIC-insured financial institution, the thrift segment principally invests in single-family residential (“SFR”) mortgage loans (predominantly prime ARMs, including hybrid ARMs), construction financing for single-family residences or lots provided directly to individual consumers, builder construction financing facilities for larger residential subdivision loans, home equity lines of credit (“HELOCs”), and mortgage-backed securities. Additionally, beginning in 2005, we reentered the warehouse lending business, which provides short-term revolving warehouse lending facilities to small-to-medium size mortgage bankers and brokers to finance mortgage loans from the closing of the loans until they are sold. The thrift also occasionally engages in loan sales with servicing retained, principally of HELOCs and lot loans, as part of our balance sheet management efforts and our efforts to optimize returns on equity.
Portfolio Divisions
Mortgage Backed Securities (“MBS”)
      MBS includes predominantly AAA-rated agency and private label MBS.
Prime SFR Mortgage Loans
      Single-family residential mortgage loans held for investment are generally originated or acquired through our mortgage banking production divisions and transferred to the thrift divisions. Held for investment loans may also be acquired from third party sellers. Such loans are typically prime loans as the majority of the subprime loans originated are securitized in private transactions or sold to GSEs. The thrift divisions invest in loans for which they can earn an acceptable return on equity. We are currently investing primarily in ARMs in order to minimize interest rate risk, and to a lesser extent, loan products which we believe the market does not properly price. We may also retain a portion of the loans acquired through our exercise of clean-up calls as these loans are generally high quality, seasoned loans that generate an above-market yield.
Home Equity Division
      Our home equity division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels. With a state-of-the-art web-based decision engine, utilizing a streamlined application process and competitive pricing, this division provides homeowners the ability to easily tap the excess equity in their homes for a variety of uses. With the HELOC product, homeowners have convenient access to their funds using the Indymac Visa Equity Card or equity checks.
Consumer Construction
      Our consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. Through our streamlined e-MITS online application process, the division offers a single-close construction-to-permanent loan that provides borrowers with the funds to build a primary residence or vacation home. This product typically provides financing for a construction term of 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending and mortgage banking activities. The company earns net interest income on these loans during the construction phase and the loans are generally fixed-rate during that period. When the home is completed, the loan automatically converts to a permanent mortgage loan without any additional cost or closing documents, which is typically sold in the secondary market or acquired by the SFR mortgage loan portfolio. Approximately 60% of new commitments are generated through mortgage broker customers of the Mortgage Bank and the remaining 40% of new commitments are retail originations.
Builder Construction
      Our homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. The Bank earns net interest income on these loans. The homebuilder division has central operations in Pasadena, California; with 15 satellite sales offices in California, Florida, Illinois, Arizona, Massachusetts, North Carolina, Oregon and Colorado. Our typical customer is a middle size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have begun a small homebuilder program for homebuilders building 5 to 25 unit projects, and who typically build 5 to 100 homes per year.

Warehouse Lending
      We reentered the warehouse lending business in first quarter of 2005. Our warehouse lending group offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on the balance sheet until they are sold to approved investors.
      The primary sources of revenue for the thrift divisions are net interest income on loans and securities, and to a lesser extent, the gain on sale of HELOCs.
SEGMENTS
      Indymac is structured to achieve synergies among its operations and to enhance customer service, operating through its two main segments, the Mortgage Banking and the Thrift segments. The common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channel in which each operates.
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

Capital Distribution Regulations
      OTS regulations limit “capital distributions” by savings associations, which include, among other things, dividends and payments for stock repurchases. A savings association that is a subsidiary of a savings and loan holding company must notify the OTS of a capital distribution at least 30 days prior to the proposed declaration of dividends or the approval by the association’s board of directors of the proposed capital distribution. The 30-day period provides the OTS with an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable.
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
EMPLOYEES
      As of December 31, 2005, we had 6,441 full-time equivalent employees, including 726 temporary employees. We believe that we have generally good relations with our employees.

COMPETITION
      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 2.19% based on the full year 2005 mortgage production. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.
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
      We have a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors, including the principal executive officer, the principal financial officer and the principal accounting officer. We also adopted formal corporate governance standards in January 2002, which the Nominating and Governance Committee of the Board of Directors reviews annually to ensure they incorporate recent corporate governance developments and generally meet the corporate governance needs of Indymac. You may obtain copies of each of the Code of Business Conduct and Ethics and the Board of Directors’ Guidelines for Corporate Governance Issues by accessing the “Corporate Governance” subsection of the “Investors” section of www.IndymacBank.com, or free of charge by writing to our Corporate Secretary at IndyMac Bancorp, Inc., 888 East Walnut Street, Pasadena, California 91101. Indymac intends to post amendments to or waivers of the Code of Business Conduct and Ethics (to the extent applicable to Indymac’s principal executive officer, principal financial officer or principal accounting officer) at the website location referenced above.

ITEM 1A.	RISK FACTORS
KEY OPERATING RISKS
      Like all businesses, we assume a certain amount of risk in order to earn returns on our capital. For further information on these and other key operating risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our significant leased properties are as follows:

		Approximate	Principal Lease
Purpose	Location	Square Feet	Expiration

Corporate Headquarters/ Administration	Pasadena, California	201,000	2010
Corporate Headquarters/ Administration*	Pasadena, California	83,000	2016
Corporate IT	Tempe, Arizona	28,500	2015
Mortgage Banking	Ontario, California	41,500	2012
Home Loan Servicing — Customer Service and Loan Administration	Kalamazoo, Michigan	38,000	2008
Home Loan Servicing — Master Servicing and Investor Reporting	Pasadena, California	36,000	2007
Web & Direct Mail Headquarters/ Operations, Legal/ Administration, Financial Freedom Headquarters	Irvine, California	138,000	2012
Regional Mortgage Banking Center, Consumer Direct Operations and Sales	Kansas City, Missouri	53,000	2009
Regional Mortgage Banking Center	Sacramento, California	27,000	2006
Regional Mortgage Banking Center	San Ramon, California	30,000	2010
Regional Mortgage Banking Center	Atlanta (Norcross), Georgia	67,500	2009
Regional Mortgage Banking Center	Scottsdale, Arizona	46,000	2009-2011
Regional Mortgage Banking Center	Marlton, New Jersey	82,000	2006-2012
Regional Mortgage Banking Center	East Norriton, Pennsylvania	34,500	2011
Regional Mortgage Banking Center	Columbia, South Carolina	27,000	2006
Regional Mortgage Banking Center	Dallas (Irving), Texas	41,000	2008
Regional Mortgage Banking Center	Seattle (Bellevue), Washington	31,000	2008
Eastern Operations Center — Financial Freedom	Atlanta, Georgia	52,000	2006-2012
Western Operations Center — Financial Freedom	Sacramento (Roseville), California	55,500	2006-2009
Loan Servicing, Accounting and Finance — Financial Freedom	San Francisco, California	20,000	2008
Consumer Bank Retail Operations**	23 locations in Southern California	85,000	2008-2016
Other Sales Offices and Locations	58 locations in various states	34,000	2006-2010

*	Commencing in 2006

**	2 leases commencing in 2006
      In addition to the above leased office space, we own the building that houses our mortgage banking headquarters, located in Pasadena, California, totaling 265,000 square feet. We also own a building in La Mirada, California with 16,500 square feet, which houses our information technology data center. We own an additional four retail banking properties, containing an aggregate of approximately 56,000 square feet, located in Southern California.

ITEM 3.	LEGAL PROCEEDINGS
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending or threatened legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. While the Company can give no assurance that it will prevail on all claims against it or that reserves the Company has established will be sufficient to satisfy any resulting liabilities, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of shareholders during the quarter ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR INDYMAC BANCORP, INC.’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK INFORMATION
      IndyMac Bancorp, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “NDE.”
      The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of IndyMac Bancorp, Inc.’s common stock for the years ended December 31, 2005 and 2004.

	2005		2004

	High ($)	Low ($)	High ($)	Low ($)

First Quarter	39.15	32.83	36.86	29.30
Second Quarter	43.44	33.04	37.44	29.21
Third Quarter	46.25	37.40	37.01	30.83
Fourth Quarter	40.50	34.40	38.10	30.87
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

SHARE REPURCHASE ACTIVITIES
      The following table summarizes the share repurchase activities during the three months ended December 31, 2005:

				Maximum
				Approximate Dollar
			Total Number of	Value (In Millions) of
	Total		Shares Purchased	Shares that May yet
	Number of	Weighted	as Part of Publicly	be Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
Three Months Ended December 31, 2005	Purchased(1)	Paid per Share	or Programs	Programs(2)

October 1, 2005 — October 31, 2005	—	—	—	63.6
November 1, 2005 — November 30, 2005	—	—	—	63.6
December 1, 2005 — December 31, 2005	68	38.78	—	63.6

Total	68	38.78	—

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s stock incentive plans at the then-current market prices.

(2)	Our Board of Directors approved a $100 million share repurchase program in June of 1999, which was subsequently increased by the Board in $100 million increments to a total of $500 million in April, August and October 2000, May 2001 and July 2002. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide, which was not a part of our share repurchase program and was completed in August 2000.
      As of February 17, 2006, 64,490,794 shares of IndyMac Bancorp, Inc.’s common stock were held by approximately 1,737 shareholders of record.
DIVIDEND POLICY
      Indymac’s Board of Directors initiated a dividend policy in 2003. Since that time Indymac has increased its dividend payout ratio to be more in line with other financial institution payout ratios, which range from 30% to 50%. Looking forward, Indymac expects to continue to increase its dividend, at the discretion of the Board of Directors, based on Indymac’s operating performance and financial position. As a result, Indymac expects to increase future dividends within a targeted range between Indymac’s long-term earnings per share growth goal of 15% and its historical earnings per share growth rate of 27% since 1992 under current management.
      Cash dividends declared were as follows during 2005 and 2004:

	Dividend	Dividend
	per	Payout
	Share	Ratio(1)

First Quarter 2005	$0.36	36%
Second Quarter 2005	$0.38	30%
Third Quarter 2005	$0.40	34%
Fourth Quarter 2005	$0.42	39%
First Quarter 2004	$0.25	36%
Second Quarter 2004	$0.30	33%
Third Quarter 2004	$0.32	36%
Fourth Quarter 2004	$0.34	37%

(1)	Dividend payout ratio for the second, third, and fourth quarters of 2004 was calculated using the dividend declared divided by pro forma diluted earnings per share of $0.90, $0.88, and $0.91, respectively. The pro forma diluted earnings per share for the second quarter 2004 excludes the $52.2 million, before-tax, negative impact on gain on sale of loans as a result of the adoption of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”) on April 1, 2004. For

the third and fourth quarters of 2004, the diluted earnings per share excludes the carry over SAB No. 105 impact of $5.1 million, before-tax, and $2.2 million, before-tax, respectively, as well as the purchase accounting adjustments of $6.0 million, before-tax, and $1.9 million, before-tax, respectively, related to the Financial Freedom acquisition in July 2004. The pro forma diluted earnings per share for the second, third, and fourth quarters of 2004 is provided so that investors can evaluate our results on a comparable basis. See ITEM 6. SELECTED FINANCIAL DATA for further discussions on SAB No. 105 adjustments and purchase accounting adjustments from the Financial Freedom acquisition. The diluted earnings per share calculated in accordance with generally accepted accounting principles were $0.38, $0.78, and $0.87 for the second, third and fourth quarters of 2004, respectively.

      In 2005 and 2004, we funded the payment of dividends primarily from the dividend from Indymac Bank and cash on hand at the Company. The future principal source of funds for the dividend payments is anticipated to be the dividends we will receive from Indymac Bank. The payment of dividends by Indymac Bank is subject to regulatory requirements and review. See the “Capital Distribution Regulations” section on page 13 for further information.
EQUITY COMPENSATION PLANS INFORMATION
      The equity compensation plans information required by this Item 5 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,

	2005	2004(1,2)	2003(2)	2002(2)	2001(2)

	(Dollars in thousands, except per share data)
Operating Results for the Year
Interest income	$1,069,538	$767,608	$575,841	$477,104	$544,940
Interest expense	649,644	362,546	264,904	267,816	342,318

Net interest income before provision for loan losses	419,894	405,062	310,937	209,288	202,622
Provision for loan losses	9,978	8,170	19,700	16,154	22,022
Net gain on sale of loans	592,175	431,226	387,311	300,800	229,444
Other income (loss), net	103,619	(9,187)	(28,264)	42,630	51,465

Net revenues	1,105,710	818,931	650,284	536,564	461,509
Total other expenses	606,981	469,222	367,602	306,404	244,962

Earnings before provision for income taxes and minority interests	498,729	349,709	282,682	230,160	216,547
Provision for income taxes	196,998	138,136	111,379	86,767	89,974
Minority interests	(1,505)	(267)	—	—	—

Earnings before cumulative effect of a change in accounting principle	300,226	211,306	171,303	143,393	126,573
Cumulative effect of a change in accounting principle	—	—	—	—	(10,185)

Net earnings	$300,226	$211,306	$171,303	$143,393	$116,388

	Year Ended December 31,

	2005	2004(1,2)	2003(2)	2002(2)	2001(2)

	(Dollars in thousands, except per share data)
Per Share Data
Basic earnings per share before cumulative effect of a change in accounting principle(3)	$4.78	$3.55	$3.10	$2.47	$2.07
Diluted earnings per share before cumulative effect of a change in accounting principle(4)	$4.54	$3.40	$3.01	$2.41	$2.00
Dividends declared per share	$1.56	$1.21	$0.55	$—	$—
Dividends payout ratio(5)	34.36%	35.59%	18.27%	—	—
Book value per share at December 31	$23.75	$20.39	$17.93	$15.50	$14.00
Closing price per share at December 31	$39.02	$34.45	$29.79	$18.49	$23.38
Average Common Shares (in thousands)
Basic	62,760	59,513	55,247	58,028	60,927
Diluted	66,060	62,152	56,926	59,592	63,191
Shares Outstanding at December 31 (in thousands)	64,247	61,995	56,760	54,829	60,366
Performance Ratios
Return on average equity	22.00%	18.34%	18.30%	16.60%	15.27%
Return on average assets	1.41%	1.25%	1.46%	1.80%	1.64%
Net interest income to pretax income after minority interest (before cumulative effect of a change in accounting principle)	84.45%	115.92%	110.00%	90.93%	93.57%
Average cost of funds	3.49%	2.48%	2.74%	4.14%	5.53%
Net interest margin	2.14%	2.61%	2.91%	2.89%	3.09%
Net interest margin, thrift.	1.99%	1.99%	1.71%	1.93%	2.86%
Mortgage banking revenue (“MBR”) margin on loans sold(6)	1.37%	1.82%	2.22%	2.31%	2.11%
Efficiency ratio(7)	54%	57%	55%	55%	50%
Operating expenses to loan production	0.96%	1.20%	1.22%	1.46%	1.38%
Balance Sheet Data at December 31
Securities	$4,102,157	$3,689,471	$1,837,606	$2,339,093	$1,564,359
Loans held for sale, net	6,024,184	4,445,572	2,573,248	2,227,683	2,080,763
Loans held for investment, net	8,223,201	6,696,862	7,396,540	3,910,887	2,938,657
Mortgage servicing rights	1,094,490	640,794	443,688	300,539	321,316
Total assets	21,452,299	16,825,644	13,240,391	9,574,454	7,497,311
Deposits	7,671,924	5,743,479	4,350,773	3,140,502	3,238,864
Advances from Federal Home Loan Bank	6,953,000	6,162,000	4,934,911	2,721,783	1,999,378
Borrowings	4,367,270	3,162,241	2,622,094	2,608,534	1,169,957
Shareholders’ equity	1,526,101	1,263,971	1,017,431	849,965	845,138

	Year Ended December 31,

	2005	2004(1,2)	2003(2)	2002(2)	2001(2)

	(Dollars in thousands, except per share data)
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$19,644,958	$15,520,859	$10,674,704	$7,230,156	$6,567,140
Average equity	$1,364,357	$1,152,115	$936,070	$863,776	$762,261
Debt to equity ratio(8)	13.0:1	12.3:1	12.0:1	10.3:1	7.9:1
Core capital ratio(9)	8.21%	7.66%	7.56%	8.70%	9.16%
Risk-based capital ratio(9)	12.20%	12.02%	12.29%	14.03%	14.59%
Average equity to average assets	6.41%	6.83%	7.99%	10.86%	10.71%
Equity to total assets at year end	7.11%	7.51%	7.68%	8.88%	11.27%
Non-performing assets to total assets	0.34%	0.73%	0.76%	1.05%	1.55%
Allowance for loan losses to total loans held for investment	0.67%	0.78%	0.71%	1.28%	1.93%
Allowance for loan losses and other credit reserves to non-performing loans	101.88%	61.62%	87.17%	90.73%	66.95%
Allowance for loan losses to net charge-offs	716.37%	667.48%	295.49%	219.80%	247.81%
Provision for loan losses to net charge-offs	129.57%	103.10%	110.57%	69.95%	94.58%
Other Selected Items
Loans serviced for others (in millions)(10)	84,495	50,219	30,774	28,376	24,471
Loan production(11)	62,915	39,048	30,036	20,882	17,549
Mortgage industry share(12)	2.19%	1.37%	0.77%	0.71%	0.76%
Loans sold	$52,297	$31,036	$23,176	$16,825	$13,901
Loans sold/mortgage loans produced	86%	82%	79%	83%	84%

(1)	For the year ended December 31, 2004, the data is presented on a pro forma basis excluding the effect of change in accounting principle for rate lock commitments under SAB No. 105 effective April 1, 2004, and for the impact of the purchase accounting adjustments for Financial Freedom. The SAB No. 105 impact for the year ended December 31, 2004 was $59.5 million. Additionally, the impact of the purchase accounting adjustment for Financial Freedom totaled $7.9 million before-tax. The pro forma results are provided so that investors can evaluate our results on a comparable basis. A full reconciliation between the pro forma and GAAP amounts, with the relevant performance ratios, is as follows:

	Year Ended December 31, 2004

	GAAP	Adjustments	Pro Forma

	(Dollars in millions, except per share data)
Gain on sale of loans	$364	$67	$431
Net revenues	752	67	819
Other expense	469	—	469
Income taxes	112	27	139

Net earnings	$171	$40	$211

Diluted earnings per share	$2.74	$0.66	$3.40
Return on average equity	14.80%		18.34%
Return on average assets	1.01%		1.25%

(2)	The Company previously classified the initial deferral of the incremental direct origination costs net of the fees collected on the loans as a net reduction in operating expenses. However, during 2005, we have revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income and the deferral of the incremental direct origination costs as a reduction of operating expenses. All prior periods have been revised to conform to the current presentation. This revision had no impact on reported earnings or the balance sheet in the current or in any prior period. Certain performance ratios based on net revenues or operating expenses have been revised accordingly.

(3)	Net earnings before cumulative effect of a change in accounting principle divided by weighted average basic shares outstanding for the year.

(4)	Net earnings before cumulative effect of a change in accounting principle divided by weighted average dilutive shares outstanding for the year.

(5)	Dividends declared per common share as a percentage of diluted earnings per share.

(6)	Mortgage banking revenue margin is calculated using the sum of consolidated gain on sale of loans and the net interest income earned on loans held for sale by our mortgage banking segment divided by total loans sold.

(7)	Defined as operating expenses divided by net interest income and other income.

(8)	Debt includes deposits.

(9)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in Indymac Bank). Risk-based capital ratio is based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

(10)	Represents the unpaid principal balance on loans sold with servicing retained by Indymac.

(11)	Includes newly originated commitments on construction loans and warehouse lending.

(12)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all of our channels (the numerator) divided by the MBA’s estimate of the overall mortgage market (the denominator) per its February 7, 2006 Mortgage Finance Forecast. As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with its methodologies for reporting market share of Indymac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise in the absolute sense, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
      Indymac is a leading hybrid thrift/mortgage banking company. We offer a wide range of home mortgage products to a broad customer base using a technology-based approach. Indymac is structured to achieve synergies among its operations and to enhance customer service. The Company conducts business substantially through Indymac Bank via two primary operating segments, the mortgage banking and the thrift segments. These segments provide clear transparency to the two primary activities in our hybrid model: mortgage banking with high asset turn and high returns on equity, and thrift investing characterized by lower but more consistent returns on equity.
      For the year ended December 31, 2005, the Company reported record net earnings of $300.2 million, or $4.54 per share, up 34% from $3.40 per share reported for the year ended December 31, 2004 on a pro forma basis while overall mortgage industry volume has remained flat and margins have compressed. Our net revenues increased 35% over pro forma revenue of $818.9 million for 2004 and topped over $1.1 billion for 2005, while operating expenses increased by 29%.

      Total production, including both mortgage and commercial loan production, reached a record of $62.9 billion in 2005, up 61% from $39.0 billion in 2004. Mortgage production for 2005 and 2004 was $60.8 billion and $37.9 billion, respectively, resulting in an increase of 60% in market share, from 1.37% in 2004 to 2.19% in 2005, based on mortgage industry volume published by the Mortgage Bankers Association (“MBA”) on February 7, 2006.
      In connection with our record production in 2005, our loan sale volume increased by 69% from $31.0 billion in 2004 to $52.3 billion in 2005, generating $592.2 million gain on sale of loans for 2005, up from $431.2 million (pro forma) for 2004. As a result of our increased activities in loan sales, our servicing portfolio grew by 68% to $84.5 billion at December 31, 2005.
      In addition, in line with our strategic objectives, the Company continued to deploy capital to facilitate balance sheet growth and achieved record total assets of $21.5 billion as of December 31, 2005, compared to $16.8 billion as of December 31, 2004. In spite of our asset growth, our non-performing assets decreased 41% from December 31, 2004 to $73.0 million, representing 0.34% of our total assets at December 31, 2005.

BUSINESS SEGMENT RESULTS
      Our mortgage banking segment consists of the following divisions:

Mortgage Professionals	This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions and homebuilders. Mortgage loans are either funded by us (wholesale division) or obtained as closed loans on a flow basis (wholesale and correspondent divisions) or through bulk purchases (conduit division).
Consumer Direct	This division offers consumers mortgage lending through our Southern California retail banking branches, direct mail, internet lead aggregators, outbound telesales, online advertising, and referral programs.
Financial Freedom	This group is responsible for the generation of predominantly reverse mortgage products with senior customers (age 62 or older). This group also services all reverse mortgage loans originated.
Retained Assets and Servicing Division	This division manages the assets the Company retains in conjunction with its mortgage loan sales. The assets held include the following asset classes:(i) mortgage servicing rights (“MSRs”), interest-only strips, prepayment penalty securities and residual securities; (ii) derivatives and securities held as hedges of such assets, including swaps, options, futures, principal-only securities, agency debentures and U.S. Treasury bonds; (iii) loans acquired through clean-up calls or originated through the Company’s customer retention programs; and (iv) investment and non- investment grade securities.
Further, the division continues to service all loans sold with servicing retained, loans held on the balance sheet pending sale and mortgage loans held for investment and undertakes solicitation and loan production activities related to retention of customers in the servicing portfolio unless prohibited by the servicing agreement.
      The thrift segment includes the following divisions:

Mortgage-backed Securities (“MBS”) Loans	Assets include predominantly AAA-rated agency and private label MBS.
Prime SFR Mortgage	Assets include all single-family residential mortgage loans held for investment other than discontinued products.
Home Equity Division	This division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels.
Consumer Construction and Lot Loans	This division provides construction-to-permanent and lot loan financing to individuals who are in the process of building their own homes. This channel leverages our relationship sales force in the mortgage professional channel to produce these products in addition to programs offered directly to consumers.
Builder Construction	This division offers land acquisition, development and construction financing to homebuilders for residential construction.
Warehouse Lending	This group offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on balance sheet until they are sold to approved investors.
Discontinued Products	Home improvement and manufactured housing loans.

      The following tables summarize the Company’s financial results for the years ended December 31, 2005 and 2004, illustrating the revenues earned by its two primary segments via each of its operating divisions.

	Mortgage Banking

		MSRs and	Mortgage
Year Ended	Production	Other Retained	Banking				Total
December 31, 2005	Divisions	Assets	Overhead	Total	Thrift	Other	Company

	(Dollars in thousands)
Operating Results
Net interest income	$122,142	$49,098	$(1,134)	$170,106	$233,148	$16,640	$419,894
Provision for loan losses	—	—	—	—	(9,978)	—	(9,978)
Gain (loss) on sale of loans	592,229	14,985	—	607,214	45,365	(60,404)	592,175
Gain (loss) on securities	—	12,810	—	12,810	2,866	2,190	17,866
Service fee income	12,650	31,594	—	44,244	6,154	(6,163)	44,235
Other income	1,668	2,697	1,989	6,354	36,775	(1,611)	41,518

Net revenues (expense)	728,689	111,184	855	840,728	314,330	(49,348)	1,105,710
Operating expenses	474,940	36,289	44,331	555,560	101,390	175,935	832,885
FAS 91 deferral	(196,233)	(1,963)	—	(198,196)	(19,143)	(7,060)	(224,399)

Pretax income (loss)	449,982	76,858	(43,476)	483,364	232,083	(218,223)	497,224

Net income (loss)	$272,115	$46,500	$(26,303)	$292,312	$140,410	$(132,496)	$300,226

Relevant Financial and Performance Data
Average interest-earning assets	$6,489,208	$629,027	$(106)	$7,118,129	$11,825,555	$701,274	$19,644,958
Allocated capital	$420,177	$260,036	$12,252	$692,465	$620,019	$51,873	$1,364,357
Loans produced	$56,493,453	$1,079,142	$—	$57,572,595	$5,342,689	$—	$62,915,284
Loans sold	$54,284,169	$1,315,673	N/A	$55,599,842	$3,357,700	$(6,660,303)	$52,297,239
MBR margin	1.32%	1.14%	N/A	1.31%	1.35%	N/A	1.37%
Return on equity (ROE)	65%	18%	N/A	42%	23%	N/A	22%
Return on assets (ROA)	4.10%	3.04%	N/A	3.52%	1.18%	N/A	1.41%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	1.97%	N/A	1.99%
Average FTE	3,455	125	630	4,210	565	1,045	5,820

	Mortgage Banking
								SAB 105
		MSRs and	Mortgage				Total	Purchased	Total
Year Ended	Production	Other Retained	Banking				Company	Accounting	Company
December 31, 2004	Divisions	Assets	Overhead	Total	Thrift	Other	Pro Forma	Adjustments	GAAP

	(Dollars in thousands)
Operating Results
Net interest income	$132,316	$62,207	$—	$194,523	$220,585	$(10,046)	$405,062	—	405,062
Provision for loan losses	—	—	—	—	(8,167)	(3)	(8,170)	—	(8,170)
Gain (loss) on sale of loans	393,245	31,295	—	424,540	53,879	(47,193)	431,266	(67,413)	363,813
Gain (loss) on securities	—	(30,922)	—	(30,922)	1,660	5,458	(23,804)	—	(23,804)
Service fee income	2,644	(34,797)	—	(32,153)	1,747	17,953	(12,453)	—	(12,453)
Other income	2,359	686	2,306	5,351	23,853	(2,134)	27,070	—	27,070

Net revenues (expense)	530,564	28,469	2,306	561,339	293,557	(35,965)	818,931	(67,413)	751,518
Operating expenses	354,917	21,398	50,933	427,248	75,295	121,798	624,341	—	624,341
FAS 91 deferral	(135,653)	—	—	(135,653)	(12,741)	(6,458)	(154,852)	—	(154,852)

Pretax income (loss)	311,300	7,071	(48,627)	269,744	231,003	(151,305)	349,442	(67,413)	282,029

Net income (loss)	$188,337	$4,278	$(29,419)	$163,196	$139,757	$(91,648)	$211,305	(40,783)	170,522

Relevant Financial and Performance Data
Average interest-earning assets	$3,974,960	$974,359	$—	$4,949,319	$10,247,925	$323,615	$15,520,859	—	15,520,859
Allocated capital	$284,067	$224,763	$—	$508,830	$520,913	$122,372	$1,152,115	—	1,152,115
Loans produced	$34,100,661	$1,358,937	$—	$35,459,598	$3,588,884	$—	$39,048,482	—	39,048,482
Loans sold	$32,188,074	$1,844,814	$—	$34,032,888	$3,682,578	$(6,679,588)	$31,035,878	—	31,035,878
MBR margin(1)	1.63%	1.70%	N/A	1.64%	1.46%	N/A	1.82%	N/A	1.60%
Return on equity (ROE)	66%	2%	N/A	32%	27%	N/A	18%	N/A	15%
Return on assets (ROA)	4.58%	0.26%	N/A	2.85%	1.36%	N/A	1.25%	N/A	1.01%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	2.15%	N/A	1.99%	N/A	1.99%
Average FTE	2,633	94	549	3,276	416	878	4,570	—	4,570

(1)	The 2004 MBR margin is computed using the pro forma gain on sale of $431 million, excluding the effect of SAB No. 105 and purchase accounting adjustments for Financial Freedom, totaling $67 million, pre-tax.

      The following tables provide additional detail on the results for the production divisions of our mortgage banking segment for the years ended December 31, 2005 and 2004:

	Mortgage Banking Production Divisions

						Financial
	Mortgage Professionals					Freedom	Total
Year Ended					Consumer	(Reverse	Production
December 31, 2005	Wholesale	Correspondent	Conduit	Total	Direct	Mortgage)	Divisions

	(Dollars in thousands)
Operating Results
Net interest income	$51,049	$11,229	$51,285	$113,563	$5,699	$2,880	$122,142
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	394,498	48,235	9,974	452,707	59,260	80,262	592,229
Gain (loss) on securities	—	—	—	—	—	—	—
Service fee income	—	—	(276)	(276)	—	12,926	12,650
Other income	156	—	144	300	316	1,052	1,668

Net revenues (expense)	445,703	59,464	61,127	566,294	65,275	97,120	728,689
Operating expenses	254,536	30,666	17,502	302,704	94,291	77,945	474,940
FAS 91 deferral	(128,385)	(16,511)	—	(144,896)	(29,038)	(22,299)	(196,233)

Pretax income (loss)	319,552	45,309	43,625	408,486	22	41,474	449,982

Net income (loss)	$193,330	$27,412	$26,392	$247,134	$13	$24,968	$272,115

Relevant Financial and Performance Data
Average interest-earning assets	$3,192,851	$590,614	$2,236,944	$6,020,409	$319,106	$149,693	$6,489,208
Allocated capital	$182,075	$32,599	$122,727	$337,401	$19,015	$63,761	$420,177
Loans produced	$29,145,082	$5,718,598	$15,810,873	$50,674,553	$2,883,559	$2,935,341	$56,493,453
Loans sold	28,358,598	5,424,613	14,819,081	48,602,292	2,852,465	2,829,412	54,284,169
MBR margin	1.57%	1.10%	0.41%	1.17%	2.28%	2.94%	1.32%
Pretax income/loan sold	1.13%	0.84%	0.29%	0.84%	—	1.47%	0.83%
Return on equity (ROE)	106%	84%	22%	73%	—	39%	65%
Return on assets (ROA)	6.04%	4.63%	1.17%	4.09%	—	9.17%	4.10%
Net interest margin	1.60%	1.90%	2.29%	1.89%	1.79%	1.92%	1.88%
Average FTE	1,835	179	107	2,121	567	767	3,455

	Mortgage Banking Production Divisions

	Mortgage Professionals				Financial
					Freedom	Total
Year Ended	Wholesale/			Consumer	(Reverse	Production
December 31, 2004	Correspondent	Conduit	Total	Direct	Mortgage)	Divisions

	(Dollars in thousands)
Operating Results
Net interest income	$71,888	$40,665	$112,553	$19,055	$708	$132,316
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	280,706	5,441	286,147	78,398	28,700	393,245
Gain (loss) on securities	—	—	—	—	—	—
Service fee income	—	—	—	—	2,644	2,644
Other income	—	(532)	(532)	831	2,060	2,359

Net revenues (expense)	352,594	45,574	398,168	98,284	34,112	530,564
Operating expenses	191,888	12,326	204,214	121,781	28,922	354,917
FAS 91 deferral	(84,795)	—	(84,795)	(41,278)	(9,580)	(135,653)

Pretax income (loss)	245,501	33,248	278,749	17,781	14,770	311,300

Net income (loss)	$148,528	$20,115	$168,643	$10,758	$8,936	$188,337

Relevant Financial and Performance Data
Average interest-earning assets	$2,489,810	$961,502	$3,451,312	$470,331	$53,317	$3,974,960
Allocated capital	$162,364	$61,448	$223,812	$32,320	$27,935	$284,067
Loans produced	$21,519,253	$7,652,601	$29,171,854	$4,035,718	$893,089	$34,100,661
Loans sold	20,660,084	6,685,603	27,345,687	3,909,686	932,701	32,188,074
MBR margin(1)	1.71%	0.69%	1.46%	2.49%	3.15%	1.63%
Pretax income/loan sold	1.19%	0.50%	1.02%	0.45%	1.58%	0.97%
Return on equity (ROE)	91%	33%	75%	33%	N/A	66%
Return on assets (ROA)	5.82%	2.06%	4.78%	2.21%	N/A	4.58%
Net interest margin	2.89%	4.23%	3.26%	4.05%	N/A	3.33%
Average FTE	1,546	60	1,606	780	247	2,633

(1)	The 2004 MBR margin is computed using the pro forma gain on sale of $431 million, excluding the effect of SAB No. 105 and purchase accounting adjustments for Financial Freedom, totaling $67 million, pre-tax.

      The following tables provide additional detail on the results for divisions of our thrift segment for the years ended December 31, 2005 and 2004:

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
Year Ended	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
December 31, 2005	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Operating Results
Net interest income	$30,696	$71,476	$34,153	$47,626	$45,540	$632	$3,025	$233,148
Provision for loan losses	—	(3,750)	—	(2,596)	(900)	(117)	(2,615)	(9,978)
Gain (loss) on sale of loans	92	8,806	3,098	33,169	—	—	200	45,365
Gain (loss) on securities	776	—	1,221	869	—	—	—	2,866
Service fee income	—	953	5,200	—	1	—	—	6,154
Other income	(1)	4,816	8,268	21,905	1,409	374	4	36,775

Net revenues (expense)	31,563	82,301	51,940	100,973	46,050	889	614	314,330
Operating expenses	887	2,661	15,264	61,252	17,670	2,697	959	101,390
FAS 91 deferral	—	—	(2,046)	(10,738)	(6,359)	—	—	(19,143)

Pretax income (loss)	30,676	79,640	38,722	50,459	34,739	(1,808)	(345)	232,083

Net income (loss)	$18,559	$48,182	$23,427	$30,528	$21,017	$(1,094)	$(209)	$140,410

Relevant Financial and Performance Data
Average interest-earning assets	$2,212,816	$4,993,311	$1,648,086	$2,106,111	$794,166	$21,831	$49,234	$11,825,555
Allocated capital	$48,019	$241,391	$112,406	$119,979	$91,676	$2,172	$4,376	$620,019
Loans produced	$—	$—	$207,968	$2,993,962	$1,939,759	$201,000	$—	$5,342,689
Loans sold	$—	$543,542	$560,881	$2,253,277	$—	$—	$—	$3,357,700
Return on equity (ROE)	39%	20%	21%	25%	23%	(50)%	(5)%	23%
Return on assets (ROA)	0.83%	0.96%	1.40%	1.45%	2.67%	(4.88)%	(0.49)%	1.18%
Net interest margin	1.39%	1.43%	2.07%	2.26%	5.73%	2.89%	6.14%	1.97%
Efficiency ratio	3%	3%	25%	49%	24%	268%	30%	25%
Average FTE	5	10	35	394	93	18	10	565

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
Year Ended	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
December 31, 2004	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Operating Results
Net interest income	$29,808	$69,412	$27,078	$59,177	$30,860	$—	$4,250	$220,585
Provision for loan losses	—	(1,298)	309	(2,169)	(910)	—	(4,099)	(8,167)
Gain (loss) on sale of loans	—	14,562	—	39,317	—	—	—	53,879
Gain (loss) on securities	1,659	—	—	—	—	—	1	1,660
Service fee income	—	—	1,747	—	—	—	—	1,747
Other income	—	3,468	4,787	15,263	334	—	1	23,853

Net revenues (expense)	31,467	86,144	33,921	111,588	30,284	—	153	293,557
Operating expenses	935	3,052	11,062	44,765	12,669	—	2,812	75,295
FAS 91 deferral	—	—	(1,515)	(7,269)	(3,957)	—	—	(12,741)

Pretax income (loss)	30,532	83,092	24,374	74,092	21,572	—	(2,659)	231,003

Net income (loss)	$18,472	$50,271	$14,746	$44,826	$13,051	$—	$(1,609)	$139,757

Relevant Financial and Performance Data
Average interest-earning assets	$1,917,667	$4,790,453	$1,151,166	$1,691,093	$635,981	$—	$61,565	$10,247,925
Allocated capital	$41,931	$233,974	$82,076	$92,222	$65,301	$—	$5,409	$520,913
Loans produced	$—	$—	$205,202	$2,237,644	$1,146,038	$—	$—	$3,588,884
Loans sold	$—	$1,893,288	$329,214	$1,460,076	$—	$—	$—	$3,682,578
Return on equity (ROE)	44%	21%	18%	49%	20%	—	(30)%	27%
Return on assets (ROA)	0.95%	1.05%	1.27%	2.64%	2.06%	—	(2.95)%	1.36%
Net interest margin	1.55%	1.45%	2.35%	3.50%	4.85%	—	6.90%	2.15%
Efficiency ratio	3%	3%	28%	33%	28%	—	66%	21%
Average FTE	4	10	18	294	69	—	21	416

      The following tables provide additional details on the results for all other business units for the years ended December 31, 2005 and 2004:

		Total
Year Ended		Operating			Corporate	Total
December 31, 2005	Eliminations	Results	Deposits	Treasury	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$34,046	$437,300	$—	$(7,492)	$(9,914)	$419,894
Provision for loan losses	—	(9,978)	—	—	—	(9,978)
Gain (loss) on sale of loans	(60,404)	592,175	—	—	—	592,175
Gain (loss) on securities	2,190	17,866	—	—	—	17,866
Service fee income	(6,163)	44,235	—	—	—	44,235
Other income	(7,092)	36,037	2,486	566	2,429	41,518

Net revenues (expense)	(37,423)	1,117,635	2,486	(6,926)	(7,485)	1,105,710
Operating expenses	14,292	671,242	15,805	4,867	140,971	832,885
FAS 91 deferral	(7,060)	(224,399)	—	—	—	(224,399)

Pretax income (loss)	(44,655)	670,792	(13,319)	(11,793)	(148,456)	497,224

Net income (loss)	$(27,017)	$405,705	$(8,057)	$(7,135)	$(90,287)	$300,226

Relevant Financial and Performance Data
Average interest-earning assets	$—	$18,943,684	$180	$694,681	$6,413	$19,644,958
Allocated capital	$—	$1,312,484	$1,660	$41,675	$8,538	$1,364,357
Loans produced	$—	$62,915,284	$—	$—	$—	$62,915,284
Loans sold	(6,660,303)	52,297,239	N/A	N/A	N/A	$52,297,239
Return on equity (ROE)	N/A	31%	N/A	N/A	N/A	22%
Return on assets (ROA)	N/A	2.01%	N/A	N/A	N/A	1.41%
Net interest margin	N/A	2.31%	N/A	N/A	N/A	2.14%
Efficiency ratio	N/A	40%	N/A	N/A	N/A	54%
Average FTE	—	4,775	206	32	807	5,820

							SAB
							No. 105 &
		Total				Total	Purchase
Year Ended		Operating			Corporate	Company Pro	Accounting	Total Company
December 31, 2004	Eliminations	Results	Deposits	Treasury	Overhead	forma	Adjustments	GAAP

	(Dollars in thousands)
Operating Results
Net interest income	$25,876	$440,984	$—	$(28,747)	$(7,175)	$405,062	$—	$405,062
Provision for loan losses	(3)	(8,170)	—	—	—	(8,170)	—	(8,170)
Gain (loss) on sale of loans	(47,193)	431,226	—	—	—	431,226	(67,413)	363,813
Gain (loss) on securities	5,458	(23,804)	—	—	—	(23,804)	—	(23,804)
Service fee income	17,953	(12,453)	—	—	—	(12,453)	—	(12,453)
Other income	(8,080)	21,124	2,563	454	2,929	27,070	—	27,070

Net revenues (expense)	(5,989)	848,907	2,563	(28,293)	(4,246)	818,931	(67,413)	751,518
Operating expenses	3,209	505,752	15,462	1,846	101,281	624,341	—	624,341
FAS 91 deferral	(6,458)	(154,852)	—	—	—	(154,852)	—	(154,852)

Pretax income (loss)	(2,740)	498,007	(12,899)	(30,139)	(105,527)	349,442	(67,413)	282,029

Net income (loss)	$(1,658)	$301,295	$(7,804)	$(18,234)	$(63,952)	$211,305	$(40,783)	$170,522

Relevant Financial and Performance Data
Average interest-earning assets	$—	$15,197,244	$—	$344,210	$(20,595)	$15,520,859	$—	$15,520,859
Allocated capital	$—	$1,029,743	$1,481	$30,562	$90,329	$1,152,115	$—	$1,152,115
Loans produced	$—	$39,048,482	$—	$—	$—	$39,048,482	$—	$39,048,482
Loans sold	(6,679,588)	31,035,878	N/A	N/A	N/A	$31,035,878	N/A	$31,035,878
Return on equity (ROE)	N/A	29%	N/A	N/A	N/A	18%	N/A	15%
Return on assets (ROA)	N/A	1.88%	N/A	N/A	N/A	1.25%	N/A	1.01%
Net interest margin	N/A	2.90%	N/A	N/A	N/A	2.61%	N/A	2.61%
Efficiency Ratio	N/A	41%	N/A	N/A	N/A	57%	N/A	62%
Average FTE	—	3,692	164	26	688	4,570	—	4,570

	Eliminations by Type

	Interdivision	MSR Economic
Year Ended December 31, 2005	Loan Sales	Value	Other	Total

	(Dollars in thousands)
Net interest income	$19,877	$—	$14,169	$34,046
Gain on sale of loans	(62,204)	—	1,800	(60,404)
Gain on sale of securities	2,190	—	—	2,190
Service fee income (loss)	4,970	(11,133)	—	(6,163)
Other income	—	—	(7,092)	(7,092)
Operating expenses	—	—	(7,232)	(7,232)

	$(35,167)	$(11,133)	$1,645	$(44,655)

	Eliminations by Type

	Interdivision	MSR Economic
Year Ended December 31, 2004	Loan Sales	Value	Other	Total

	(Dollars in thousands)
Net interest income	$19,287	$—	$6,589	$25,876
Gain on sale of loans	(47,193)	—	—	(47,193)
Gain on sale of securities	5,458	—	—	5,458
Service fee income	14,437	3,516	—	17,953
Other income	—	—	(8,083)	(8,083)
Operating expenses	—	—	3,249	3,249

	$(8,011)	$3,516	$1,755	$(2,740)

Accounting Methodology for Reporting Segment Financial Results
      The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit and Corporate Overhead, respectively.
      During 2005, the gain on sale allocation was modified from funding-based to settlement-based. Previously, the mortgage banking production divisions were credited with gain on sale at production based on the actual amount realized for those loans sold and settled in the period plus an estimate of gain on loans produced but not yet sold. Differences between the gain on sale credited to the production divisions and the consolidated gain on sale due to timing of loan sales were eliminated in consolidation and reported in the Eliminations column. The mortgage production divisions are now credited with gain on sale of loans based on the actual amount realized for loans sold in the period for that division. Elimination of a funding allocation at the consolidated level is no longer necessary. We have revised all prior period data to conform to the current allocation methodology.
      Loans are occasionally transferred (“sold”) from the production divisions to the thrift divisions at a premium based on the estimated fair value. The premium paid for the loans is recorded as a gain in the production divisions and a premium on the asset in the thrift divisions and eliminated in consolidation. In subsequent periods, this premium is amortized as part of the thrift divisions’ net interest margin and the amortization is reversed in the Eliminations column.
      Under the Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), certain fees and related incremental direct costs associated with originating loans are required to be deferred when incurred. SFAS No. 91 fees and expenses are then deferred at production and subsequently recognized at sale. This is reflected as a reclass reducing operating expenses and loan fees with the net deferral reported as a component of the gain on sale. The deferral of direct origination costs is shown separately as a contra to the gross operating expenses in the detail segment tables on pages 24 to 28 to enable the computation of gross cost per funded loan.
      The Company hedges the MSRs to protect their economic value. The results in the business segment tables above reflect the economic fair value of the MSRs. The economic fair value may vary from the GAAP value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value are eliminated in consolidation.
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

      The following table summarizes the profitability for each of the four product groups and the loan servicing operations for the year ended December 31, 2005:

			Home
	Standard	Specialty	Loans &	Specialty	Loan
	Consumer	Consumer	Related	Commercial	Servicing		Total
	Home Loans	Home Loans	Investments	Loans	Operations	Other	Company

	(Dollars in thousands)
Operating Results
Net interest income	$101,697	$110,165	$156,892	$57,381	$(440)	$(5,801)	$419,894
Provision for loan losses	—	(4,913)	(3,750)	(1,315)	—	—	(9,978)
Gain (loss) on sale of loans	438,995	126,842	26,338	—	—	—	592,175
Service fee income	—	18,126	36,043	1	—	(9,935)	44,235
Gain (loss) on sale of securities	—	2,090	15,776	—	—	—	17,866
Other income	—	29,242	7,512	3,770	2,015	(1,021)	41,518

Net revenue (expense)	540,692	281,552	238,811	59,837	1,575	(16,757)	1,105,710
Variable expenses	218,381	126,077	3,734	16,874	—	—	365,066
FAS 91 deferral	(160,543)	(54,845)	(1,963)	(7,048)	—	—	(224,399)
Fixed expenses	175,246	56,232	34,465	8,943	17,001	175,932	467,819

Pretax income (loss)	307,608	154,088	202,575	41,068	(15,426)	(192,689)	497,224

Net income (loss)	$186,103	$93,100	$122,559	$24,845	$(9,333)	$(117,048)	$300,226

Balance Sheet Data
Average interest-earning assets	$6,037,740	$4,050,737	$7,813,287	$996,350	$—	$746,844	$19,644,958
Allocated capital	$333,986	$263,371	$548,353	$110,821	$4,046	$103,780	$1,364,357
Performance Ratios
Return on equity (ROE)	56%	35%	22%	22%	N/A	N/A	22%
Net interest margin	1.68%	2.72%	2.01%	5.76%	N/A	N/A	2.14%
MBR margin	1.22%	2.33%	1.69%	N/A	N/A	N/A	1.37%
Efficiency ratio	43%	44%	15%	31%	N/A	N/A	54%
Operating Data
Loan production	$48,151,564	$11,389,658	$901,365	$2,472,697	$—	$—	$62,915,284
Loans sold	$44,444,931	$6,291,711	$1,560,597	$—	$—	$—	$52,297,239

      The following table provides details on the profitability for the standard consumer home loans held for sale for the year ended December 31, 2005:

	Standard Consumer Home Loans Held for Sale

	Agency
	Conforming/
	Jumbo	Alt-A	Subprime	Total

	(Dollars in thousands)
Operating Results
Net interest income	$9,187	$67,083	$25,427	$101,697
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	15,779	394,938	28,278	438,995
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	24,966	462,021	53,705	540,692
Variable expenses	14,495	171,190	32,696	218,381
FAS 91 deferral	(11,715)	(124,905)	(23,923)	(160,543)
Fixed expenses	11,537	142,392	21,317	175,246

Pretax income (loss)	10,649	273,344	23,615	307,608

Net income (loss)	$6,443	$165,372	$14,288	$186,103

Balance Sheet Data
Average interest-earning assets	$466,201	$4,818,925	$752,614	$6,037,740
Allocated capital	$24,143	$260,738	$49,105	$333,986
Performance Ratios
Return on equity (ROE)	27%	63%	29%	56%
Net interest margin	1.97%	1.39%	3.38%	1.68%
MBR margin	0.87%	1.19%	2.00%	1.22%
Efficiency ratio	57%	41%	56%	43%
Operating Data
Loan production	$2,804,850	$42,927,448	$2,419,266	$48,151,564
Loans sold	$2,857,853	$38,903,772	$2,683,306	$44,444,931

Agency Conforming/Jumbo	First mortgage loans for sale that meet the underwriting guidelines of Fannie Mae and Freddie Mac. Also includes loans that meet all these guidelines, but exceed the loan size acceptable to these agencies.

Alt-A	First mortgage loans for sale that have prime credit characteristics, but do not meet the GSE underwriting guidelines. We sell Alt-A loans to the GSEs on a negotiated basis even though the loans do not meet the GSE underwriting guidelines.

Subprime	Includes first mortgage loans that are extended to borrowers with impaired credit with one or more of the following characteristics: 1) FICO score of less than 620; 2) late mortgage payment in the last 12 months; and 3) bankruptcy in the last 2 years.

      The following table provides details on the profitability for the specialty consumer home loans held for sale and/or investment for the year ended December 31, 2005:

	Specialty Consumer Home Loans Held for Sale and/or Investment

	HELOCs/	Reverse
	Seconds	Mortgages	CTP/Lot	Discontinued	Total

	(Dollars in thousands)
Operating Results
Net interest income	$56,216	$2,880	$48,044	$3,025	$110,165
Provision for loan losses	—	—	(2,298)	(2,615)	(4,913)
Gain (loss) on sale of loans	8,385	80,262	37,995	200	126,842
Service fee income	5,200	12,926	—	—	18,126
Gain (loss) on sale of securities	1,221	—	869	—	2,090
Other income	8,268	1,052	19,918	4	29,242

Net revenues (expense)	79,290	97,120	104,528	614	281,552
Variable expenses	42,370	50,574	33,133	—	126,077
FAS 91 deferral	(22,497)	(22,299)	(10,049)	—	(54,845)
Fixed expenses	4,324	27,371	23,578	959	56,232

Pretax income (loss)	55,093	41,474	57,866	(345)	154,088

Net income (loss)	$33,331	$24,968	$35,010	$(209)	$93,100

Balance Sheet Data
Average interest-earning assets	$1,931,453	$149,693	$1,920,357	$49,234	$4,050,737
Allocated capital	$141,213	$15,317	$102,465	$4,376	$263,371
Performance Ratios
Return on equity (ROE)	24%	163%	34%	(5)%	35%
Net interest margin	2.91%	1.92%	2.50%	6.14%	2.72%
MBR margin	2.09%	2.94%	1.68%	N/A	2.33%
Efficiency ratio	31%	57%	44%	30%	44%
Operating Data
Loan production	$3,626,310	$2,935,341	$4,828,007	$—	$11,389,658
Loans sold	$1,207,261	$2,829,412	$2,255,038	$—	$6,291,711

HELOCs/Seconds	Home equity lines of credit and closed-end second mortgages.

Reverse Mortgages	Reverse mortgage loans extended to borrowers age 62 and older secured by equity in a primary residence.

CTP/Lot	Loans made to homeowners for the construction of new custom homes and the subsequent permanent mortgage, and lot loans.

Discontinued	Dealer originated manufactured housing and home improvement loans.

      The following table provides details on the profitability for the home loans and related investments and the loan servicing operations for the year ended December 31, 2005:

	Home Loans and Related Investments

	Retained Assets		SFR Loans		Loan Servicing
	and Retention		Held for		Operations
	Activities	MBS	Investment	Total	Expense

	(Dollars in thousands)
Operating Results
Net interest income	$49,098	$30,696	$77,098	$156,892	$(440)
Provision for loan losses	—	—	(3,750)	(3,750)	—
Gain (loss) on sale of loans	17,414	92	8,832	26,338	—
Service fee income	35,090	—	953	36,043	—
Gain (loss) on sale of securities	15,000	776	—	15,776	—
Other income	2,697	(1)	4,816	7,512	2,015

Net revenues (expense)	119,299	31,563	87,949	238,811	1,575
Variable expenses	3,734	—	—	3,734	—
FAS 91 deferral	(1,963)	—	—	(1,963)	—
Fixed expenses	30,917	887	2,661	34,465	17,001

Pretax income (loss)	86,611	30,676	85,288	202,575	(15,426)

Net income (loss)	$52,400	$18,559	$51,600	$122,559	$(9,333)

Balance Sheet Data
Average interest-earning assets	$629,027	$2,212,816	$4,971,444	$7,813,287	$—
Allocated capital	$260,036	$48,019	$240,298	$548,353	$4,046
Performance Ratios
Return on equity (ROE)	20%	39%	21%	22%	N/A
Net interest margin	7.81%	1.39%	1.55%	2.01%	N/A
MBR margin	1.32%	N/A	3.61%	1.69%	N/A
Efficiency ratio	27%	3%	3%	15%	N/A
Operating Data
Loan production	$901,365	$—	$—	$901,365	$—
Loans sold	$1,315,673	$—	$244,924	$1,560,597	$—

Retained Assets and Retention Activities	Mortgage banking, trading and hedging activity associated with the purchase, management and sale of mortgage banking assets and variable cash flow instruments retained in connection with the Company’s loan sales. Activity also includes loans acquired through clean-up calls and originated through customer retention programs.

MBS	Trading and investment activity related to the purchase, management and sale of investment grade mortgage-backed securities.

SFR Loans Held for Investment	Company-wide loan investment activity related to the purchase, management and sale of single family residential mortgage loans held for investment.

Loan Servicing Operations Expense	Includes all fixed operating costs associated with servicing loans held for sale, held for investment and loans serviced for others that are not allocated to the respective products for which these services are provided.

      The following table provides details on the profitability for the specialty commercial loans held for investment for the year ended December 31, 2005:

	Specialty Commercial Loans Held for Investment

	Single		Warehouse
	Spec	Subdivision	Lending	Total

	(Dollars in thousands)
Operating Results
Net interest income	$11,209	$45,540	$632	$57,381
Provision for loan losses	(298)	(900)	(117)	(1,315)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	1	—	1
Gain (loss) on sale of securities	—	—	—	—
Other income	1,987	1,409	374	3,770

Net revenues (expense)	12,898	46,050	889	59,837
Variable expenses	3,403	13,471	—	16,874
FAS 91 deferral	(689)	(6,359)	—	(7,048)
Fixed expenses	2,047	4,199	2,697	8,943

Pretax income (loss)	8,137	34,739	(1,808)	41,068

Net income (loss)	$4,922	$21,017	$(1,094)	$24,845

Balance Sheet Data
Average interest-earning assets	$180,353	$794,166	$21,831	$996,350
Allocated capital	$16,973	$91,676	$2,172	$110,821
Performance Ratios
Return on equity (ROE)	29%	23%	N/A	22%
Net interest margin	6.22%	5.73%	N/A	5.76%
Efficiency ratio	36%	24%	N/A	31%
Operating Data
Loan production	$331,938	$1,939,759	$201,000	$2,472,697
Loans sold	$—	$—	$—	$—

Single Spec	Loans that are made to homebuilders to build individual custom homes for resale to consumers.

Subdivision Construction	Subdivision lending for commercial acquisition, development and construction loans to commercial builders.

Warehouse Lending	Warehouse lines of credit to mortgage brokers to finance their inventory of loans prior to sale.

      The following table provides details on the profitability for all other business units for the year ended December 31, 2005:

	Deposits	Treasury	Corporate OH	Total Company

	(Dollars in thousands)
Operating Results
Net interest income	$12,770	$(7,492)	$(11,079)	$419,894
Provision for loan losses	—	—	—	(9,978)
Gain (loss) on sale of loans	—	—	—	592,175
Service fee income	—	—	(9,935)	44,235
Gain (loss) on sale of securities	—	—	—	17,866
Other income	2,486	566	(4,073)	41,518

Net revenues (expense)	15,256	(6,926)	(25,087)	1,105,710
Variable expenses	—	—	—	365,066
FAS 91	—	—	—	(224,399)
Fixed expenses	28,575	4,867	142,490	467,819

Pretax income (loss)	(13,319)	(11,793)	(167,577)	497,224

Net income (loss)	$(8,057)	$(7,135)	$(101,856)	$300,226

Balance Sheet Data
Average interest-earning assets	$180	$694,681	$51,983	$19,644,958
Allocated capital	$1,660	$41,675	$60,445	$1,364,357
Performance Ratios
Return on equity (ROE)	N/A	N/A	N/A	22%
Net interest margin	N/A	N/A	N/A	2.14%
Efficiency ratio	N/A	N/A	N/A	54%
Operating Data
Loan production	$—	$—	$—	$62,915,284
Loans sold	$—	$—	$—	$52,297,239

Deposits	Includes all deposit generating activities to raise deposits from retail bank branch customers to be used in certain lending activities. The Deposits group is organized as a cost center whereby its interest expense from deposits is offset by allocations from Treasury.

Treasury	Includes all financing activity related to providing funds (FHLB and private borrowings, debt and other securities issuances and deposits generation) to Indymac businesses to fund loans and investments. The use of funds is charged to each business unit according to Indymac’s capital allocation and funds transfer pricing methodology with the difference residing in Treasury.

Corporate Overhead	Includes all corporate fixed costs that do not vary in the short term with changes in business activity. Fixed costs include corporate administration, financial management, enterprise risk management, centralized information technology and other unallocated fixed costs.

      The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the notes thereto and the other information incorporated by reference herein.
LOAN PRODUCTION
      The Company achieved record mortgage loan production of $60.8 billion for the year ended December 31, 2005, up 60% from the $37.9 billion reported in 2004. Total loan production, including subdivision construction and warehouse lending commitments, reached $62.9 billion for the year ended December 31, 2005, also a record for the Company.
      Our production growth in 2005 is the result of strong production through our mortgage professionals channels and Financial Freedom, which increased 74% and 229%, respectively, year over year. The production growth in these channels was driven by our strategies to offer a broad and diverse product mix, such as Alt-A, reverse mortgages, and HELOCs, and to expand our sales force and geographic presence, with an emphasis on building relationships with mortgage professionals across the country. Year over year, our sale force, regional centers and active customers increased 24%, 44%, and 33%, respectively. Also, through the mortgage professionals conduit channel, our bulk purchase volume has increased 107% year over year. Purchase and cash-out transactions continue to be our predominant volume, and our production mix reflects the increasing customer preference for adjustable rate mortgages. Option ARM loans accounted for 29% of our loan production for 2005, up from 21% for 2004.
      At December 31, 2005, our total pipeline of loans in process, which includes rate lock commitments for loans in process and loans that have been submitted for processing, but not yet rate locked, was a record high at $9.2 billion, up 46% from December 31, 2004, with 87% of the volume being purchase and cash-out refinance transactions. The cash-out refinance transactions accounted for the largest part of the growth, primarily due to the increase in reverse mortgages. Since our acquisition of Financial Freedom in July 2004, the division has benefited from its position as the leader in the reverse mortgage market, generating $2.9 billion in reverse mortgages during 2005, up 229% from a year ago.
      The following tables summarize our loan production and pipeline by purpose, interest rate type, product type, S&P loss estimate, geographic distribution, and channels as of and for the years ended December 31, 2005 and 2004.

	As of and For the Year Ended

	December 31,	December 31,	Percent
	2005	2004	Change

	(Dollars in millions)
Production and Pipeline by Purpose:
Mortgage loan production:
Purchase transactions	$25,605	$16,071	59%
Cash-out refinance transactions	28,213	15,156	86%
Rate/term refinance transactions	6,956	6,675	4%

Total mortgage loan production	$60,774	$37,902	60%

% purchase and cash-out refinance transactions	89%	82%
Mortgage industry market share	2.19%	1.37%	60%
Mortgage pipeline:
Purchase transactions	$3,617	$2,606	39%
Cash-out refinance transactions	4,332	2,727	59%
Rate/term refinance transactions	1,237	974	27%

Mortgage pipeline at period end(1)	$9,186	$6,307	46%

% purchase and cash-out refinance transactions	87%	85%

(1)	The amount does not include $1,764 million of non-specific rate locks in the conduit pipeline at December 31, 2005.

	Year Ended

	December 31,	December 31,
	2005	2004

Production by Amortization Type as a Percent of Mortgage Production:
Fixed Rate Mortgages	28%	32%
Option ARMs	29%	21%
ARMs and Hybrid ARMs	19%	24%
Hybrid ARMs Interest Only	24%	23%

	100%	100%

	Year Ended

	December 31,	December 31,	Percent
	2005	2004	Change

	(Dollars in millions)
Total Production by Product Type:
Standard First Mortgage Products:
Alt-A	$40,117	$24,312	65%
Jumbo	1,987	1,995	0%
Agency conforming	1,092	1,867	(42)%
Subprime	2,276	2,244	1%
Subprime expanded(1)	5,119	1,405	264%

Total standard first mortgage products (S&P evaluated)(2)	50,591	31,823	59%
Specialty Consumer Home Mortgage Products:
Home equity line of credit/ Seconds	3,653	2,393	53%
Reverse mortgages	2,935	893	229%
Consumer construction	3,595	2,793	29%

Subtotal mortgage production	60,774	37,902	60%
Builder construction commitments	1,940	1,146	69%
Warehouse lending	201	—	—

Total production	$62,915	$39,048	61%

      The following table summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the years ended December 31, 2005 and 2004.

	Year Ended

	December 31, 2005		December 31, 2004

	Average		Average
	Lifetime	Percent of	Lifetime	Percent of
	Loss Rate	Total	Loss Rate	Total

	(Dollars in millions)
Volume by S&P Lifetime Loss Estimate(2):
Agency conforming equivalent (< 45 bps)	0.21%	65%	0.19%	72%
Prime Alt-A Equivalent (45-80 bps)	0.58%	25%	0.57%	19%
Subprime Equivalent (>80 bps)	2.05%	10%	2.27%	9%

Total S&P lifetime loss estimate	0.48%	100%	0.44%	100%

Total S&P evaluated production		$50,591		$31,823

(1)	Loans in this category are represented by high quality borrowers from a credit/ FICO perspective but loans have a subprime characteristic such as a higher LTV or debt to income ratio.

(2)	While Indymac production is evaluated using the S&P Levels model, the data is not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, construction loans, and warehouse lending.

      The following table indicates the geographic distribution of our production for the years ended December 31, 2005 and 2004.

	December 31,	December 31,
	2005	2004

Geographic distribution:
California	44%	46%
Florida	8%	6%
New York	6%	7%
Virginia	4%	3%
New Jersey	4%	4%
Other	34%	34%

Total	100%	100%

	Year Ended

	December 31,	December 31,	Percent
Volume by Divisions:	2005	2004	Change

	(Dollars in millions)
Mortgage Loan Production:
Mortgage Professionals, wholesale/correspondent	$34,864	$21,519	62%
Mortgage Professionals, Conduit	15,811	7,652	107%
Consumer Direct and Indirect	2,883	4,036	(29)%
Financial Freedom	2,935	893	229%
Servicing Retention	1,079	1,359	(21)%
Home Equity Division	208	205	1%
Consumer Construction and Lot	2,994	2,238	34%

Total Mortgage Loan Production	60,774	37,902	60%
Commercial Loan Production:
Builder Construction	1,940	1,146	69%
Warehouse Lending	201	—	—

Total Commercial Loan Production	2,141	1,146	87%

Total Production	$62,915	$39,048	61%

      The table below provides key production drivers for mortgage professionals’ wholesale and correspondent channels, for the years ended December 31, 2005 and 2004:

	Year Ended

	December 31,	December 31,	Percent
	2005	2004	Change

	(Dollars in millions)
Key Production Drivers:
Active customers(1)	6,728	5,047	33%
Sales personnel	712	573	24%
Number of regional offices	13	9	44%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

LOAN SALES
      The following table summarizes the amount of loans sold and the MBR margin on loan sales during the three years ended December 31, 2005, 2004 and 2003 (year ended December 31, 2004 is reflected on a pro forma basis (1)):

	Year Ended

	December 31,	December 31,	Percent	December 31,	Percent
	2005	2004(1)	Change	2003	Change

	(Dollars in thousands)
Total loans sold	$52,297,239	$31,035,878	69%	$23,175,841	126%
Gross gain on mortgage loan sales	542,310	484,360	12%	419,365	29%
Hedging gains (losses)	49,865	(53,134)	194%	(32,054)	256%

Net gains on sale	592,175	431,226	37%	387,311	53%
Net interest income on loans held for sale	122,142	132,316	(8)%	128,008	(5)%

Total mortgage banking revenue	$714,317	$563,542	27%	$515,319	39%

Ratios:
Gross margin before hedging	1.04%	1.56%	(34)%	1.81%	(43)%
Net margin after hedging	1.13%	1.39%	(19)%	1.67%	(32)%
MBR margin	1.37%	1.82%	(25)%	2.22%	(39)%
      The MBR margin is calculated using mortgage banking revenue divided by total loans sold. The mortgage banking revenue includes total consolidated gain on sale of loans company-wide and the net interest income earned on mortgage loans held for sale by mortgage banking production divisions. The gain on sale recognized by the thrift segment is included in the MBR margin calculation.
      As shown in the table below, year over year, our MBR margins have compressed across all different product types due to declines in gain on sale margins as well as the net interest margins on loans held for sale. The decrease in gain on sale margin was driven by market competition and the shift in our product mix to lower margin conduit loans. Our net interest margin on loans held for sale was negatively impacted by the rising short-term borrowing rates during 2005 as we do not hedge the net interest income on loans held for sale during the short time loans are in the pipeline.

	Year Ended

	December 31, 2005		December 31, 2004(1)		December 31, 2003

	Amount	MBR	Amount	MBR	Amount	MBR
	Sold	Margin	Sold	Margin	Sold	Margin

	(Dollars in billions)
Conduit loans	$14.8	0.41%	$6.7	0.69%	$2.4	1.33%
Option ARMs	12.9	2.05%	7.1	2.14%	—	N/A
Financial Freedom	2.8	2.94%	0.9	3.15%	—	N/A
All others	21.8	1.41%	16.3	2.06%	20.8	2.33%

Total MBR margin	$52.3	1.37%	$31.0	1.82%	$23.2	2.22%

MBR margin excluding conduit	$37.5	1.74%	$24.3	2.12%	$20.8	2.33%

(1)	The gain on mortgage loan sales for the year ended December 31, 2004 excluded the $59.5 million pre-tax SAB No. 105 accounting adjustment and the $7.9 million pre-tax purchase accounting adjustment related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $363.8 million for the year ended December 31, 2004 representing a net margin after hedging of 1.17%.
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
      During 2005, the Company’s pipeline hedging activities resulted in hedging gains of $49.9 million compared to hedging losses of $53.1 million in 2004. The hedging gains in 2005 were consistent with the rising interest rate environment and against the decline in the value of our pipelines.
      In addition to mortgage loans held for sale, the hedging activities also include rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The rate lock commitments are initially valued at zero and continue to be adjusted for changes in value resulting from changes in market interest rates, pursuant to the Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” The Company hedges the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac, Euro Dollar futures and other hedge instruments as the Company deems appropriate to prudently manage this risk. These forward and futures contracts are also accounted for as derivatives and recorded at fair value.
      The following table shows the various channels through which loans were distributed.

	Year Ended December 31,

	2005	2004	2003
	Distribution	Distribution	Distribution
	Percentages	Percentages	Percentages

	(Dollars in millions)
Sales of government-sponsored enterprises (“GSEs”) equivalent loans	17%	24%	50%
Private-label securitizations	57%	47%	21%
Whole loan sales	21%	20%	13%

Subtotal sales	95%	91%	84%
Investment portfolio acquisitions	5%	9%	16%

Total loan distribution Percentage	100%	100%	100%

Total loan distribution	$54,921	$34,275	$27,529

      We maintain multiple channels for loan dispositions to achieve sustainable liquidity and develop a deep and diverse investor base. Also, through multiple channels, Indymac can consistently sell investment and non-investment grade bonds, AAA-rated and agency interest-only securities, and whole loans for cash.
      Sales of GSE equivalent loans, including the amount sold directly to the GSEs and the amount of whole loan sales of GSE-eligible loans, decreased to 17% of total sales for 2005 compared to 24% for 2004. The decrease reflects the fact that a higher percentage of loans produced consist of ARMs and interest-only loans which the Company has not generally sold to the GSEs. In addition, higher margins are generated by securitizing certain loans in private transactions, versus selling them in GSE and whole loan transactions.
      In conjunction with the sale of mortgage loans in private-label securitizations and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $592.2 million in gain on sale of loans earned during the year ended December 31, 2005 included the retention of $701.2 million MSRs, and $187.8 million other retained assets. During the year ended December 31, 2005, the assets previously retained generated cash flows of $402.1 million. More information on the valuation assumptions related to the Company’s retained assets can be found at page 49, under the heading “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities.”
MORTGAGE SERVICING AND OTHER RETAINED ASSETS
MORTGAGE SERVICING AND MORTGAGE SERVICING RIGHTS
      In addition to loans the Company held on its balance sheet, Indymac serviced $84.5 billion of mortgage loans (including reverse mortgages and HELOCs) owned by others at December 31, 2005, with a weighted average coupon of 6.19%. In comparison, Indymac serviced $50.2 billion of mortgage loans owned by others at December 31, 2004, with a weighted average coupon of 5.73%. The table below shows the activity in the servicing portfolio during the years ended December 31, 2005 and 2004:

	Servicing Portfolio

	Year Ended December 31,

	2005	2004

	(Dollars in millions)
Unpaid principal balance at beginning of period	$50,219	$30,774
Acquisition of Financial Freedom	—	4,280
Additions	52,382	30,026
Clean-up calls exercised	(1,042)	(1,777)
Loan payments and prepayments	(17,064)	(13,084)

Unpaid principal balance at end of period	$84,495	$50,219

      The following tables also provide additional information on our servicing portfolio:

	Year Ended
	December 31,

	2005	2004

By Product Type:
Fixed Rate Mortgages	35%	49%
Option ARMs	26%	16%
Hybrid ARMs	27%	22%
Reverse Mortgages	9%	10%
HELOCs	2%	2%
Other	1%	1%

Total	100%	100%

	December 31,	December 31,
Additional Information, Excluding Reverse Mortgages:	2005	2004

	(Dollars in thousands)
Weighted average FICO	699	695
Weighted average original combined LTV	73%	73%
Average original loan size	221	189
Percent of portfolio that is interest-only	23%	11%
Percent of portfolio with prepayment penalty	37%	28%
By Geographic Distribution:
California	42%	43%
New York	9%	11%
Florida	7%	5%
New Jersey	5%	5%
Virginia	4%	2%
Other	33%	34%

Total	100%	100%

      The capitalized value of MSRs totaled $1.1 billion as of December 31, 2005, and $640.8 million as of December 31, 2004, an increase of $453.7 million. The table below shows the activity in MSRs.

	Year Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

	(Dollars in thousands)
Balance at beginning of period	$640,794	$443,688	$300,539
Additions from Financial Freedom acquisition	—	41,003	—
Additions	706,641	377,003	291,849
Transfers from (to) prepayment penalty and/or AAA-rated and agency interest-only securities	(8,491)	(5,362)	(47,311)
Clean-up calls exercised	(3,911)	(18,754)	(10,256)
Amortization	(227,084)	(146,491)	(85,590)
Valuation/impairment	(13,459)	(50,293)	(5,543)

Balance at end of period	$1,094,490	$640,794	$443,688

MSRs as basis points of unpaid principal balance	130	128	144
      Although we hedge our MSRs on an economic basis, we have elected to designate SFAS No. 133 fair value hedge accounting on certain tranches of the total MSRs. The changes in the value of the designated MSRs attributable to the hedged risk, and the fair value of the designated hedges, are recorded through income if the hedging relationships are proven to be effective under the provisions of SFAS No. 133. All MSRs, regardless of hedge designation, are then adjusted to the lower of cost or market (“LOCOM”). At December 31, 2005, our LOCOM limitations were $17.6 million, of which $11.1 million were created during 2005 and not recognized in the value of MSRs on our consolidated financial statements. The Financial Accounting Standards Board has issued an exposure draft providing an option to account for mortgage servicing rights at fair value. Although still not in final form, we plan to adopt the fair value accounting for MSRs during the first half of 2006 when the standard is expected to become effective, which would eliminate the potential for a similar impact on future earnings. Upon the adoption of the fair value accounting for MSRs, we will no longer have to designate SFAS 133 hedges for our MSRs.
      Each quarter, we evaluate the MSRs for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type and interest rate band. Then, for each stratum, we determine the fair value of MSRs using our valuation models, which are benchmarked quarterly to third party opinions of value. If the carrying value exceeds the fair value by individual stratum, a valuation allowance is recorded as a charge to service fee income in current earnings; however, if such impairment is determined to be other-than-temporary and the recoverability of the value is remote, we recognize a direct write-down. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR asset and the related valuation allowance. As of December 31, 2005, the valuation allowance on MSRs totaled $127.8 million. The temporary valuation write-downs were $13.5 million on MSRs during 2005 while the MSR hedges had gains of $2.4 million.
OTHER RETAINED ASSETS
      We evaluate the carrying value of our AAA-rated and agency interest-only, principal only, prepayment penalty, residual and non-investment grade securities by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. Our models used for estimation are periodically tested against historical prepayment speeds and our valuations benchmarked to external sources where available. We also may retain certain other investment grade securities from our securitizations and, to a lesser extent, purchased from third parties to serve as hedges for our AAA-rated and agency interest-only securities.

      A summary of the activity in the other retained assets portfolios for the years ended December 31, 2005 and 2004 follows:

	Year Ended December 31,

	2005	2004

	(Dollars in thousands)
AAA-rated and agency interest-only securities:
Beginning balance	$90,658	$146,179
Retained investments from securitizations	25,168	39,671
Transfer from MSRs	—	5,362
Sales	—	(15,171)
Clean-up calls exercised	(171)	(3,532)
Cash received, net of accretion	(23,060)	(39,200)
Valuation losses before hedges	(13,864)	(42,651)

Ending balance	$78,731	$90,658

Principal only securities:
Beginning balance	$18,598	$8,518
Additions	—	201,500
Retained investments from securitizations	13,073	10,908
Purchases	123,048	—
Sales	(142,132)	(195,972)
Clean-up calls exercised	—	51
Cash received, net of accretion	(2,400)	(10,869)
Valuation (losses) gains before hedges	(704)	4,462

Ending balance	$9,483	$18,598

Prepayment penalty securities:
Beginning balance	$33,451	$2,096
Retained investments from securitizations	38,742	31,788
Transfer from MSRs	8,491	—
Clean-up calls exercised	—	(15)
Cash received, net of accretion	(26,637)	(4,190)
Valuation gains before hedges	21,694	3,772

Ending balance	$75,741	$33,451

Residual securities(1):
Beginning balance	$135,386	$56,156
Retained investments from securitizations	58,396	93,383
Cash received, net of accretion	(23,941)	(19,703)
Valuation (losses) gains before hedges	(2,070)	5,550

Ending balance	$167,771	$135,386

Investment-grade securities:
Beginning balance	$146,822	$35,847
Retained investments from securitizations	38,241	130,161
Purchases	—	30,883
Impairment	(361)	(271)
Sales	(83,630)	(32,900)
Cash received, net of accretion	(7,375)	(17,984)
Valuation (losses) gains before hedges	(1,577)	1,086

Ending balance	$92,120	$146,822

(1)	Included in our residual securities were $48.7 million of HELOC residuals retained from our two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

	Year Ended December 31,

	2005	2004

	(Dollars in thousands)
Non-Investment-grade securities:
Beginning balance	$83,052	$11,944
Retained investments from securitizations	14,224	93,050
Purchases	1,523	5,277
Impairment	(247)	(1,311)
Sales	(37,330)	(23,962)
Cash received, net of accretion	(325)	(5,096)
Valuation gains (losses) before hedges	(3,185)	3,150

Ending balance	$57,712	$83,052

      The fair value of other investment grade and non-investment grade securities by credit rating as of December 31, 2005 and December 31, 2004, is as follows:

	December 31, 2005
					December 31,
		Premium			2004
	Current	(Discount)
	Face	to Face	Amortized	Fair	Fair
	Value	Value	Cost	Value	Value

	(Dollars in thousands)
Other investment grade mortgage-backed securities:
AA	$22,079	$258	$22,337	$21,787	$76,941
A	249	(18)	231	239	5,087
BBB	30,751	(1,395)	29,356	29,848	33,764
BBB-	43,550	(3,395)	40,155	40,246	31,030

Total other investment grade mortgage-backed securities	$96,629	$(4,550)	$92,079	$92,120	$146,822

Non-investment grade mortgage-backed securities:
BB	$40,997	$(4,994)	$36,003	$36,873	$53,065
BB-	13,524	(147)	13,377	13,523	13,516
B+	—	—	—	—	101
B	14,961	(8,985)	5,976	6,458	14,449
Other	10,099	(9,510)	589	858	1,921

Total other non-investment grade mortgage-backed securities	$79,581	$(23,636)	$55,945	$57,712	$83,052

      At December 31, 2005, of the total other investment grade and non-investment grade mortgage-backed securities, $106.3 million was collateralized by prime loans and $43.5 million by subprime loans.

      The following table sets forth certain information regarding the weighted average yields and remaining contractual maturities of our securities as of December 31, 2005. For securities available-for-sale, the weighted average yield is computed based on the amortized costs.

			More than One		More than Five		More than Ten
	One Year or Less		Year to Five Years		Years to Ten Years		Years		Total

		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Mortgage-backed securities
AAA-rated and agency interest-only securities	$—	—	$—	—	$283	7.62%	$78,448	9.23%	$78,731	9.22%
AAA-rated principal-only securities	—	—	—	—	—	—	9,483	5.76%	9,483	5.76%
Other investment grade mortgage-backed securities	—	—	3,255	8.99%	—	—	88,865	6.80%	92,120	6.88%

Total investment grade mortgage- backed securities	—	—	3,255	8.99%	283	7.62%	176,796	7.82%	180,334	7.84%
Prepayment penalty securities	—	—	36	—	—	—	75,705	9.41%	75,741	9.41%
Other non-investment grade securities	—	—	7,688	12.66%	4,384	12.97%	45,640	14.98%	57,712	14.52%
Residual mortgage-backed securities	—	—	22,175	21.63%	7,004	25.00%	138,592	29.43%	167,771	28.21%

Total non-investment grade mortgage-backed securities	—	—	29,899	19.30%	11,388	20.37%	259,937	21.06%	301,224	20.86%

Total mortgage-backed securities	$—	—	$33,154	18.29%	$11,671	20.06%	$436,733	15.70%	$481,558	15.99%

      Given prepayments on the underlying collateral of our MBS, we do not expect our MBS to remain outstanding throughout their contractual maturity periods. Therefore, contractual maturity is not a relevant measure of the timing of our future expected cash flows. Actual economic cash flows are expected to be received much sooner.

VALUATION OF MSRs, INTEREST-ONLY, PREPAYMENT PENALTY,
AND RESIDUAL SECURITIES
      MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. MSRs are further subject to the lower of cost or market limitations. Relevant information and assumptions used to value these securities at December 31, 2005 and 2004 are shown below.

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
		Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Book Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)
December 31, 2005
MSRs	$1,094,490	$84,495,133	6.19%	0.37%	21.7%	3.54	21.4%	16.2%	10.7%	N/A

AAA-rated and agency interest-only securities	$78,731	$7,583,643	6.63%	0.38%	27.5%	2.73	20.3%	22.7%	8.0%	N/A

Prepayment penalty securities	$75,741	$13,657,946	6.30%	N/A	22.7%	N/A	23.7%	20.3%	9.0%	N/A

Prime residual securities	$2,438	$1,183,361	5.85%	0.61%	60.0%	0.34	46.3%	51.4%	15.0%	0.18%
Lot loan residual securities	41,066	$939,005	7.55%	2.90%	33.2%	1.51	43.1%	41.4%	21.6%	0.36%
HELOC residual securities	66,041	$1,430,473	8.26%	3.18%	55.8%	1.45	44.0%	49.6%	19.0%	0.87%
Subprime residual securities	58,226	$4,831,675	7.40%	2.17%	28.9%	0.55	37.1%	29.4%	24.9%	2.94%

Total non-investment grade residual securities	$167,771

December 31, 2004
MSRs	$640,794	$50,218,965	5.73%	0.36%	24.0%	3.54	20.8%	21.9%	10.3%	N/A

AAA-rated and agency interest-only securities	$90,658	$8,472,502	6.65%	0.38%	34.3%	2.82	14.9%	26.9%	11.3%	N/A

Prepayment penalty securities	$33,451	$7,626,661	4.90%	N/A	N/A	N/A	N/A	N/A	12.6%	N/A

Prime residual securities	$6,495	$1,668,429	6.55%	1.00%	40.9%	0.39	36.9%	37.3%	15.0%	0.21%
Lot loan residual securities	17,675	$441,884	7.02%	4.13%	36.5%	0.97	41.0%	41.6%	19.3%	0.42%
HELOC residual securities	66,077	$1,352,181	6.48%	3.41%	32.1%	1.43	36.7%	43.4%	19.0%	0.91%
Subprime residual securities	45,139	$2,757,236	7.44%	3.29%	24.1%	0.50	33.6%	22.8%	24.7%	2.55%

Total non-investment grade residual securities	$135,386

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.09%, 0.23%, and 0.60% for prime, HELOC and subprime loans, respectively, at December 31, 2005. No loss has been incurred on lot loans as of December 31, 2005.
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
      The weighted average multiple for MSRs, AAA-rated and agency interest-only securities and residual securities represent the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make comparisons of the Company’s MSR multiples misleading relative to peer multiples whose product mix is substantially different.
      The prepayment penalty securities are held mainly as hedges of MSRs. In a declining rate environment, the value for prepayment penalty securities generally rises due to higher prepayment activities, which typically mitigates a decline in MSR value attendant with faster prepayments. As of December 31, 2005, as a percent of the underlying collateral, the value of prepayment penalty bonds was 55 basis points, up from 44 basis points at December 31, 2004, due to an increase in liquidity in the market in 2005 which exceeded the decline in value caused by rising rates.
HEDGING INTEREST RATE RISK ON SERVICING-RELATED ASSETS
      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk as a result of other than predicted prepayment of loans. Our retained assets and servicing division is responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk Committee (“IRRC”), Variable Cash Flow Instruments Committee (“VCI”) and Enterprise Risk Management (“ERM”) group, and our Board of Directors-level ERM Committee.
      The objective of our hedging strategy is to mitigate the impact of changes in interest rates on the net economic value of the balance sheet and quarterly earnings, not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and our servicing portfolio retention efforts. Historically, we have hedged servicing-related assets using a mix of securities on our balance sheet, such as AAA-rated principal-only securities, prepayment penalty securities, buying and/or selling mortgage-backed or U.S. Treasury securities, as well as derivatives such as futures, floors, interest rate swaps, or options. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the above instruments designed to correlate well with the hedged servicing assets and our anticipated servicing retention rates. The MSRs and Retention Asset segment results on page 24 reflect the entire risk management result.

      The following table details the components of service fee income/expense. During 2005, an $11.1 million change in the economic value of our MSRs could not be recognized due to LOCOM limitations under current GAAP. Since our strategy is to hedge economic changes in value, we have included the $11.1 million LOCOM impact in evaluating the performance of our MSRs on an economic basis. The FASB has issued an exposure draft to provide an option to account for MSRs at fair value, which is expected to become effective and adopted by us during the first half of 2006. Also, as a servicer of loans sold to investors, we generate additional income from our clean-up call activities and retention programs, which enhances the overall profitability of the capitalized servicing portfolio. On an overall economic basis, our service fee income in basis points of average unpaid principal balance for 2005 is consistent with 2004.

	Year Ended December 31,

		Basis Points		Basis Points		Basis points
	2005	of UPB(1)	2004	of UPB	2003	of UPB

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$282,420	44	$142,266	36	$105,063	34
Amortization	(227,085)	(35)	(146,491)	(37)	(85,590)	(28)

Service fee income (expense), net of amortization	55,335	9	(4,225)	(1)	19,473	6
Valuation adjustments on MSRs	(13,460)	(2)	(50,293)	(13)	(5,543)	(2)
Hedge gain (loss) on MSRs	2,360	—	42,065	11	(30,011)	(10)

Total service fee income (expense), GAAP	$44,235	7	$(12,453)	(3)	$(16,081)	(6)

LOCOM Impact on MSRs	11,133	2	(3,516)	(1)	4,512	1
Clean-up call and Retention Program Income	27,401	4	57,404	14	82,890	27

Total service fee income, economic basis	$82,769	13	$41,435	10	$71,321	22

(1)	Represents the service fee income or expense in basis points of average unpaid principal balance of the capitalized servicing portfolio.
      As indicated in the table below, other retained assets and the related hedges produced a net gain of $17.9 million during 2005, as compared to $23.8 million net loss for 2004. As of December 31, 2005, we have approximately $75.7 million prepayment penalty securities which were used as hedges for MSRs. The value of prepayment penalty securities has risen $21.7 million due to an increase in liquidity in the market during 2005 which exceeded the decline in value caused by rising rates. The valuation of AAA-rated and agency interest-only and residual securities, net of hedges, was a negative $9.3 million during 2005 as compared to a negative $29.6 million during 2004. Included in the $17.0 million unrealized loss for AAA-rated and agency interest-only and residual securities for 2005 were $2.6 million of negative valuation adjustments on residual securities related to estimated losses as a result of the Gulf Coast Hurricanes.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net gain (loss) on securities:
Realized gain on available for sale securities	$6,054	$3,972	$2,080
Impairment on available for sale securities	(607)	(1,582)	(2,336)
Unrealized gain on prepayment penalty securities	21,694	3,379	466
Unrealized loss on AAA-rated and agency interest-only and residual securities	(16,970)	(36,708)	(54,848)
Net gain on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	7,695	7,135	23,785

Total gain (loss) on mortgage-backed securities, net	$17,866	$(23,804)	$(30,853)

MORTGAGE-BACKED SECURITIES AND LOANS HELD FOR INVESTMENT
      In addition to the securities retained from our securitizations, the Company also invests in non-agency senior securities and loans held for investment to generate core interest income, stabilize company-wide earnings and provide a consistent return on equity. These securities are generally classified as available for sale and fair value adjustments are excluded from earnings and reported as a separate component in shareholders’ equity. At December 31, 2005, we also had $52.6 million of senior securities from our own securitizations in our trading portfolio. At December 31, 2005, our AAA-rated mortgage-backed securities had an expected weighted average life of 2.6 years.
      Included in our non-agency available for sale securities at December 31, 2005 were $1.0 billion AAA-rated HELOC-backed securities from two guaranteed mortgage securitizations and $111.2 million of senior mortgage-backed securities from our on-balance sheet financing transaction in 2004. The objectives of these transactions were to improve the liquidity profile and to lower cost of funds for the Company.
      The following table details the loans held for investment and non-agency and agency securities as of December 31, 2005 and 2004.

	December 31,	December 31,
	2005	2004

	(Dollars in thousands)
Loans held for investment:
SFR mortgage	$5,441,521	$4,458,784
Consumer construction	1,656,963	1,443,450
Builder construction	838,772	643,116
HELOC	31,882	45,932
Land and other mortgage	260,615	158,471
Revolving warehouse lines of credit	48,616	—

Total — loans held for investment	8,278,369	6,749,753

Mortgage-backed securities:
AAA-rated non-agency securities, trading	52,633	—
AAA-rated non-agency securities, available for sale	3,524,952	3,166,600
AAA-rated agency securities, available for sale	43,014	14,903

Total AAA-rated mortgage backed securities	$3,620,599	$3,181,503

      The following table sets forth certain information regarding the weighted average yields and remaining contractual maturities of our MBS portfolio as of December 31, 2005. The weighted average yield is computed based on the amortized costs of the securities.

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total

		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Mortgage-backed securities
AAA-rated agency securities	$18	7.50%	$—	—	$—	—	$42,996	5.63%	$43,014	5.63%
AAA-rated non-agency securities	—	—	—	—	—	—	3,577,585	4.81%	3,577,585	4.81%

Total mortgage-backed securities	$18	7.50%	$—	—	$—	—	$3,620,581	4.82%	$3,620,599	4.82%

      Given prepayments on the underlying collateral of our MBS, we do not expect our MBS to remain outstanding throughout their contractual maturity periods. Therefore, contractual maturity is not a relevant measure of the timing of our future expected cash flows. Actual economic cash flows are expected to be received much sooner.

SFR MORTGAGE LOANS HELD FOR INVESTMENT
      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans on increasing its portfolio of mortgage loans held for investment to achieve better balance in its thrift segment relative to its mortgage banking segment, which tends to be more cyclical. The Company added $2.6 billion of mortgage loans in accordance with this strategy during the year ended December 31, 2005.
      Included in our loans held for investment portfolio at December 31, 2005 were approximately $1.3 billion in option ARM loans that have the potential for negative amortization. The negative amortization on these loans was $5.3 million as of December 31, 2005, representing approximately 41 basis points of the aggregate unpaid principal balance of the option ARM loans. The original weighted average combined loan-to-value (“CLTV”) on our option ARM loans was 74%, while the estimated current combined LTV is 63%, calculated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Areas data on a loan level basis. The decline in the combined loan-to-value was primarily due to appreciation of the underlying property value.
      The following table shows the composition of the portfolio and the relevant credit quality characteristics as of December 31, 2005 and December 31, 2004.

	December 31,	December 31,
	2005	2004

	(Dollars in thousands)
SFR mortgage loans held for investment (book value)	$5,441,521	$4,458,784
Average loan size	$292	$305
Non-performing loans as a percentage of SFR loans	0.62%	0.60%
Estimated average life in years(1)	2.4	2.4
Estimated average duration in years(2)	1.4	1.5
Estimated average net duration in months(3)	0.1	(0.1)
Annual yield	4.76%	4.27%
Percent of loans with active prepayment penalty	35%	25%
Prepayment penalty fees collected	$4,817	$1,068
Fixed-rate mortgages	6%	9%
Option ARMs	25%	13%
Adjustable rate mortgages	4%	5%
Hybrid ARMs	16%	22%
Hybrid ARMs interest only	49%	51%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average duration measures the expected change in the value of a financial instrument in response to changes in interest rates.

(3)	Average net duration measures the expected change in the value of a financial instrument in response to changes to interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

	December 31,	December 31,
Additional Information	2005	2004

Average FICO score(1)	715	720
Original average loan-to-value ratio	72%	71%
Current average loan-to-value ratio(2)	58%	59%
Geographic distribution of top five states:
Southern California	32%	31%
Northern California	21%	21%
Florida	5%	4%
Michigan	4%	6%
New York	4%	4%
Virginia	3%	3%
Other	31%	31%

Total	100%	100%

(1)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(2)	Current average loan-to-value ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data on a loan level basis.

CONSUMER CONSTRUCTION
      Indymac’s consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income on these loans during the construction phase and the loans are generally fixed-rate during this period. When the loan converts to permanent status, the interest rate may be adjusted based on the underlying permanent note. As of December 31, 2005, based on the underlying note agreements, 57% of the construction loans would be converted to adjustable-rate permanent loans, 25% to hybrid adjustable-rate loans, and 18% to fixed-rate loans. New consumer construction commitments grew 29% from 2004 to $3.6 billion, as we continued to take advantage of the strong “new home” purchase market. About 60% of new commitments were generated through mortgage broker customers of the Mortgage Bank and the remaining 40% of new commitments were from retail originations. Once the loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or transferred to the SFR mortgage loan held for investment portfolio. The amount of construction loans that were converted to permanent status was $1.6 billion for 2005, growing 29% from 2004. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at December 31, 2005 increased 15% from December 31, 2004.
      The following tables present further information on our consumer construction portfolio.

	As of December 31,

	2005	2004

	(Dollars in thousands)
Construction loans (book value)	$1,656,963	$1,443,450
Lot, land and other mortgage loans (book value)	$107,164	$37,172
Total commitments	$2,949,430	$2,528,054
Average loan commitment	$442	$410
Non-performing loans	0.51%	0.65%
Annual yield on construction loans	5.61%	5.62%
Fixed-rate loans	96%	98%
Adjustable-rate loans	4%	2%

December 31,
Aggregate Maturities of Construction Loan Balances Due (All Fixed Rate):	2005

(Dollars in thousands)
Within one year or less	$1,633,344
Between one to five years	23,619

Total Consumer Construction	$1,656,963

Additional Information

	December 31,	December 31,
	2005	2004

Average loan-to-value ratio(1)	75%	74%
Average FICO score	713	707
Geographic distribution of top five states:
Southern California	29%	29%
Northern California	18%	17%
Florida	8%	5%
Hawaii	5%	6%
New York	4%	5%
Washington	3%	3%
Other	33%	35%

Total Consumer Construction	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

HOME EQUITY DIVISION
      Indymac’s Home Equity Division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels. With our automated e-MITS decision engine, utilizing a web-based application process and competitive pricing, this division provides homeowners the ability to easily tap the excess equity in their homes for a variety of uses. With the HELOC product, homeowners have convenient access to their funds using the Indymac Visa Equity Card or equity checks. At December 31, 2005, our total HELOC servicing portfolio amounted to $2.1 billion, an increase of approximately $400 million from the portfolio size at December 31, 2004. HELOC loans that we plan to sell or securitize are classified as held for sale on our balance sheet.
      We produced $2.2 billion of new HELOC commitments through our mortgage banking segment and internal channels during the year ended December 31, 2005, and sold $560.9 million of HELOC loans, realizing $7.9 million of gain on sale. In addition to the sales of HELOCs, we periodically transfer HELOCs to two guaranteed mortgage HELOC securitization trusts to maintain the required collateral level in the trusts. These trusts were established in 2004 by the Company in two separate financing transactions through which approximately $1.0 billion of HELOCs were recharacterized as asset-backed certificates to secure $1.0 billion of non-recourse HELOC notes. During 2005, HELOCs transferred to the trusts were $789.8 million. These transfers did not result in any gain on sale of loans.
      The following table presents information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the years ended December 31, 2005 and 2004. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	December 31,	December 31,
	2005	2004

	(Dollars in thousands)
Outstanding balance (book value)	$786,922	$404,342
Total commitments(1)	$1,493,415	$838,534
Average spread over prime	1.47%	1.41%
Average FICO score	728	726
Average CLTV ratio(2)	78%	76%
Additional Information as of December 31, 2005

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
96% to 100%	$118,995	$83	2.63%	730	0.15%
91% to 95%	78,909	77	2.20%	721	0.11%
81% to 90%	278,304	74	1.86%	713	0.24%
71% to 80%	162,560	99	0.63%	729	0.24%
70% or less	148,154	97	0.33%	745	0.22%

Total	$786,922	$86	1.47%	728	0.21%

(1)	On funded loans.

(2)	The CLTV combines the loan-to-value on both the first mortgage loan and the HELOC.

BUILDER CONSTRUCTION
      Indymac’s homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. The Bank earns net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 15 satellite sales offices in California, Florida, Illinois, Arizona, Massachusetts, North Carolina, Oregon and Colorado. Our typical customer is a middle size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have begun a small homebuilder program for homebuilders building 5 to 25 unit projects, and who typically build 5 to 100 homes per year.
      During the year ended December 31, 2005, we entered into new tract construction commitments of $1.9 billion, up 69%, or $794 million, from 2004 due to the strong homebuilding market. Builder loans outstanding at December 31, 2005, including construction and land and other mortgage loans, totaled $1.1 billion, a $294 million, or a 37%, increase compared to December 31, 2004. Our current weighted average loan-to-value is 71% and 98% of our builder construction loans are secured by corporate or personal guarantees of the builders as well as the underlying real estate. Our builder construction loans are predominantly indexed to the prime rate.
      The following tables present further information on our builder construction portfolio.

	As of December 31,

	2005	2004

	(Dollars in thousands)
Construction loans (book value)	$838,772	$643,116
Lot, land and other mortgage loans (book value)	$252,424	$154,123
Total commitments	$2,184,698	$1,461,296
Average loan commitments, excluding builder spec portfolio	$10,824	$7,033
Average loan commitments, builder spec portfolio	$387	$387
Non-performing loans	0.04%	1.45%
Annual yield on construction loans	8.98%	6.70%

Aggregate Maturities of Construction Loan Balances Due (All Floating Rate):	December 31, 2005

(Dollars in thousands)
Within one year or less	$564,282
Between one to five years	274,490

Total Builder Construction	$838,772

Additional Information

	December 31,	December 31,
	2005	2004

Average loan-to-value ratio(1)	71%	70%
Geographic distribution of top five states:
Southern California	40%	42%
Northern California	17%	22%
Illinois	9%	11%
Florida	9%	6%
Arizona	4%	1%
New York	4%	3%
Other	17%	15%

Total Builder Construction	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the origination date of the commitment.
For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 63.

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

	Year Ended December 31,

	2005			2004			2003

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$3,652,067	$208,560	5.71%	$2,906,547	$143,351	4.93%	$1,794,630	$83,903	4.68%
Loans held for sale	7,746,744	430,857	5.56%	5,188,810	277,494	5.35%	3,438,677	214,338	6.23%
Mortgage loans held for investment	5,282,342	251,610	4.76%	5,271,841	225,962	4.27%	3,680,554	170,290	4.63%
Builder construction and income property	759,011	68,176	8.98%	555,754	36,427	6.73%	549,582	37,114	6.75%
Consumer construction	1,447,135	81,252	5.61%	1,249,931	70,288	5.62%	956,211	60,392	6.32%
Investment in Federal Home Loan Bank stock and other	757,659	29,083	3.84%	347,976	14,086	4.05%	255,050	9,804	3.84%

Total interest-earning assets	19,644,958	1,069,538	5.44%	15,520,859	767,608	4.95%	10,674,704	575,841	5.39%

Other	1,632,707			1,349,776			1,037,578

Total assets	$21,277,665			$16,870,635			$11,712,282

Interest-bearing deposits	$5,938,147	195,528	3.29%	$4,277,667	103,612	2.42%	$3,162,221	87,828	2.78%
Advances from Federal Home Loan Bank	8,439,903	281,929	3.34%	5,809,913	145,925	2.51%	3,820,076	113,032	2.96%
Other borrowings	4,235,298	172,187	4.07%	4,560,357	113,009	2.48%	2,697,909	64,044	2.37%

Total interest-bearing liabilities	18,613,348	649,644	3.49%	14,647,937	362,546	2.48%	9,680,206	264,904	2.74%

Other	1,299,960			1,070,583			1,096,006

Total liabilities	19,913,308			15,718,520			10,776,212
Shareholders’ equity	1,364,357			1,152,115			936,070

Total liabilities and shareholders’ equity	$21,277,665			$16,870,635			$11,712,282

Net interest income		$419,894			$405,062			$310,937

Net interest spread			1.95%			2.47%			2.66%

Net interest margin			2.14%			2.61%			2.91%

      The net interest margin for 2005 was 2.14%, a decline of 47 basis points from 2.61% for the year ended December 31, 2004. Over the course of 2005, the Prime and short term LIBOR rates have increased approximately 200 basis points which affected the yield on interest-earning assets and the cost of borrowings. The yield on the interest-earning assets increased by 49 basis points, but was outpaced by a 101 basis-point increase in cost of borrowings. Also, as shown in the table below, despite the volatile interest rate environment in 2005, the yield on our thrift assets has been stable year over year due to our disciplined interest rate risk management. The yield on our mortgage loans held for sale has declined 154 basis points year over year due to the shift of our loan portfolio to more lower-rate ARM products. Additionally, the Company does not place interest rate hedges on loans held for sale as we hold these loans for a short period of time, generally ranging from 10 to 90 days.

	Year Ended

	December 31, 2005			December 31, 2004			December 31, 2003

	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in millions)
By Segment:
Thrift segment and other	$12,527	$250	1.99%	$10,572	$211	1.99%	$6,670	$114	1.71%
Mortgage banking segment	7,118	170	2.39%	4,949	194	3.93%	4,005	197	4.92%

Total Company	$19,645	$420	2.14%	$15,521	$405	2.61%	$10,675	$311	2.91%

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

•	changes in volume (changes in average outstanding balances multiplied by the prior period’s rate),

•	changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and

•	changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Year Ended December 31,
	2005 vs. 2004

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$36,769	$22,634	$5,806	$65,209
Loans held for sale	136,797	11,096	5,470	153,363
Mortgage loans held for investment	448	26,148	52	26,648
Builder construction and income property	13,688	12,492	4,569	30,749
Consumer construction	11,090	(109)	(17)	10,964
Investment in Federal Home Loan Bank stock and other	16,584	(729)	(858)	14,997

Total interest income	215,376	71,532	15,022	301,930
Interest expense:
Interest-bearing deposits	40,219	37,241	14,456	91,916
Advances from Federal Home Loan Bank	66,056	48,151	21,797	136,004
Other borrowings	(5,305)	70,403	(5,920)	59,178

Total interest expense	100,970	155,795	30,333	287,098

Net interest expense	$114,406	$(84,263)	$(15,311)	$14,832

INTEREST RATE SENSITIVITY
      In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale, rate locks and our investment in servicing-related assets, we perform extensive, company-wide interest rate risk analyses. Our primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is net portfolio value (“NPV”) analysis. The NPV analysis estimates the exposure of the fair value of net assets attributable to shareholders’ equity to changes in interest rates.
      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of December 31, 2005, and December 31, 2004. Our NPV model has been built to focus on the Bank alone as the $1.1 billion of assets at the Parent Company and its non-bank subsidiaries have very little interest rate risk exposure.

	December 31, 2005			December 31, 2004

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$442,059	$442,059	$442,059	$352,664	$352,664	$352,664
Trading securities	342,545	348,982	323,577	215,480	202,801	224,716
Available for sale securities	2,680,955	2,727,144	2,613,690	2,362,108	2,398,485	2,303,858
Loans held for sale	6,057,556	6,111,131	5,972,194	4,474,459	4,530,902	4,385,744
Loans held for investment	8,213,754	8,279,424	8,119,628	6,725,541	6,792,345	6,616,173
MSRs	1,114,630	930,932	1,239,189	640,794	509,099	728,703
Other assets	1,372,896	1,436,900	1,391,549	898,496	959,259	926,602

Total assets	$20,224,395	$20,276,572	$20,101,886	$15,669,542	$15,745,555	$15,538,460

Deposits	$7,629,227	$7,665,078	$7,594,015	$5,688,988	$5,741,396	$5,640,149
Advances from Federal Home Loan Bank	6,966,946	6,993,439	6,940,884	6,160,151	6,189,573	6,131,386
Other borrowings	2,990,570	2,992,630	2,988,513	1,865,801	1,867,124	1,864,481
Other liabilities	433,995	434,287	433,705	299,876	300,119	299,631

Total liabilities	18,020,738	18,085,434	17,957,117	14,014,816	14,098,212	13,935,647
Shareholders’ equity (NPV)	$2,203,657	$2,191,138	$2,144,769	$1,654,726	$1,647,343	$1,602,813

% Change from base case		(0.57)%	(2.67)%		(0.45)%	(3.14)%

      The increase in the net present value of equity from December 31, 2004, to December 31, 2005, is primarily due (i) an increase in retained earnings of Indymac Bank in the amount of $160.8 million, (ii) a capital contribution of $245.0 million from Indymac Bancorp to Indymac Bank, and (iii) an increase of $173.8 million of deferred tax payables primarily as a result of the tax treatment of originated mortgage servicing rights. The deferred tax payables are not assigned a fair market value for portfolio valuation purposes, which reduces the value of liabilities and has a resultant positive impact on the net present value of equity. The December 31, 2005 results indicate that we have a relatively neutral profile in a down 100 basis point scenario, but are exposed in an up rate scenario, similar to the profile at December 31, 2004. It should be noted that this analysis is based on instantaneous change in interest rates and does not reflect (i) the impact of changes in hedging activities as interest rates change, and (ii) changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.
      In conjunction with the NPV analysis, we also estimate the net sensitivity of the fair value of our financial instruments to movements in interest rates using duration gap. This calculation is performed by estimating the change in dollar value due to an instantaneous parallel change in the interest rate curve. The resulting change in dollar value per one basis point change in interest rates is used to estimate the sensitivity of our portfolio. The dollar values per one basis point change are then aggregated to estimate the portfolio’s net sensitivity. To calculate duration gap, the net sensitivity is divided by the fair value of total interest-earning assets and expressed in months. A duration gap of zero implies that the change in value of assets from an instantaneous rate move will be accompanied by an equal and offsetting move in the value of debt and derivatives thus leaving the net fair value of equity unchanged.
      At December 31, 2005, net duration gap for our mortgage banking and thrift segments was positive 0.9 month and negative 0.3 month, respectively, with the overall net duration gap of 0.3 month. Although our duration risk has been maintained at relatively low levels as indicated by our duration gap measures, fair value gains and losses will generally occur as market condition changes. We actively manage duration risk through asset selection by appropriate funding and hedging to within the duration limits approved by the senior management and Board of Directors.
      The duration gap measures are estimated on a daily basis for the mortgage servicing rights and on a monthly basis for the assets in our thrift portfolio and pipeline.
      The assumptions inherent in our interest rate shock models include expected valuation changes in an instantaneous and parallel interest rate shock, and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury, LIBOR/swap curve, mortgages, shape of the yield curve and volatility. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios, such as changes in income associated with the changes in production volume that could result from a change in interest rates. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.
CREDIT RISK AND RESERVES
      The following table presents the details of our loan portfolio.

	December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
SFR mortgage loans and HELOCs	$5,427,270	38.0%	$4,450,921	39.8%	$5,587,409	55.7%	$2,311,753	37.4%	$1,168,808	23.0%
Land and other mortgage loans	260,615	1.8%	158,468	1.4%	126,044	1.3%	130,455	2.1%	327,100	6.4%
Builder construction and income property loans	838,772	5.9%	643,119	5.7%	520,682	5.2%	546,461	8.8%	654,889	12.9%
Consumer construction loans	1,656,963	11.6%	1,443,450	12.9%	1,145,526	11.4%	875,335	14.1%	725,200	14.3%
Revolving warehouse lines of credit	48,616	0.3%	—	—	—	—	—	—	—	—

Total core held for investment loans	8,232,236	57.6%	6,695,958	59.8%	7,379,661	73.6%	3,864,004	62.4%	2,875,997	56.6%
Discontinued product lines(1)	46,133	0.3%	53,795	0.5%	69,524	0.7%	97,644	1.6%	120,360	2.4%

Total held for investment portfolio	8,278,369	57.9%	6,749,753	60.3%	7,449,185	74.3%	3,961,648	64.0%	2,996,357	59.0%

Total held for sale portfolio	6,024,184	42.1%	4,445,572	39.7%	2,573,248	25.7%	2,227,683	36.0%	2,080,763	41.0%

Total loans	$14,302,553	100%	$11,195,325	100%	$10,022,433	100.0%	$6,189,331	100.0%	$5,077,120	100.0%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of December 31, 2005. The allowance for loan losses is allocated for segment reporting purposes only to the various loan products and representative of our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances. The entire allowance for loan losses is available to cover losses in any of the loan portfolios.

				Total Reserves		QTD Net	YTD Net
		Allowance		as a	Non-	Charge	Charge
		For Loan	Credit	Percentage of	Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Losses	Discounts(2)	Book Value	Assets	REO (Gains)	REO (Gains)

	(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$5,427,270	$20,291	$—	0.37%	$28,335	$208	$1,428
Land and other mortgage loans	260,615	4,224	—	1.62%	197	—	168
Builder construction and income property loans	838,772	14,150	—	1.69%	430	33	105
Consumer construction loans	1,656,963	10,049	—	0.61%	8,819	585	2,022
Revolving warehouse Lines of credit	48,616	117	—	0.24%	—	—	—

Total core held for investment loans	8,232,236	48,831	—	0.59%	37,781	826	3,723
Discontinued product lines(1)	46,133	6,337	—	13.74%	5,623	1,092	3,978

Total held for investment portfolio	8,278,369	$55,168	—	0.67%	43,404	1,918	7,701

Held for sale portfolio	6,034,429		$10,245	0.17%	20,805	—	—

Total loans	$14,312,798				64,209	$1,918	$7,701

Foreclosed assets
Core portfolios					8,637	$603	$2,769
Discontinued product lines					180	206	291

Total foreclosed assets					8,817	$809	$3,060

Total non-performing assets					$73,026

Total non-performing assets as a percentage of total assets					0.34%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

(2)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.

      The following table provides additional comparative data on non-performing assets.

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$28,335	$22,155	$12,414	$15,097	$21,354
Land and other mortgage loans	197	—	71	8,376	7,514
Builder construction and income property loans	430	11,546	9,704	9,275	21,347
Consumer construction loans	8,819	9,553	8,954	10,257	6,722

Total portfolio non-performing loans	37,781	43,254	31,143	43,005	56,937
Discontinued product lines	5,623	5,868	6,449	10,005	15,894

Total non-performing loans held for investment	43,404	49,122	37,592	53,010	72,831

Allowance for loan losses to non-performing loans held for investment	127%	108%	140%	96%	79%

Non-performing loans held for sale	20,805	54,611	38,855	10,626	24,036

Total non-performing loans	64,209	103,733	76,447	63,636	96,867
Foreclosed assets	8,817	19,161	23,677	36,526	19,372

	$73,026	$122,894	$100,124	$100,162	$116,239

Total non-performing assets to total assets	0.34%	0.73%	0.76%	1.05%	1.55%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance, beginning of period	$52,891	$52,645	$50,761	$57,700	$58,962
Provision for loan losses	9,978	8,170	19,700	16,155	22,022
Charge-offs net of recoveries
SFR mortgage loans	(1,428)	(3,060)	(3,888)	(5,783)	(3,073)
Land and other mortgage loans	(168)	—	(11)	(1,658)	—
Builder construction	(105)	(76)	(3,268)	(2,584)	(3,879)
Consumer construction	(2,022)	(1,387)	(1,378)	(238)	(613)
Discontinued Product lines	(3,978)	(3,401)	(9,271)	(12,831)	(15,719)

Charge-offs net of recoveries	(7,701)	(7,924)	(17,816)	(23,094)	(23,284)

Balance, end of period	$55,168	$52,891	$52,645	$50,761	$57,700

Charge-offs to average loans held for investment	0.10%	0.11%	0.34%	0.76%	0.83%
Charge-offs to production	0.01%	0.02%	0.06%	0.11%	0.13%
      The allowance for loan losses is allocated to the following categories for segment reporting purposes. The overall adequacy of the allowance for loan losses is based on the allowance in its entirety. The allocation among the various loan products is representative of our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances. Allocation of the allowance for loan losses to each category, and the corresponding percentage of the loan category, at the dates indicated are as follows:

	December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
	Balance	Category	Balance	Category	Balance	Category	Balance	Category	Balance	Category

	(Dollars in thousands)
Portfolio loans:
SFR mortgage loans	$20,291	0.4%	$17,969	0.4%	$20,038	0.4%	$13,053	0.6%	$11,659	1.0%
Land and other mortgage loans	4,224	1.6%	4,421	2.8%	3,167	2.5%	2,555	2.0%	4,541	1.4%
Builder construction and income property loans	14,150	1.7%	12,485	1.9%	12,509	2.4%	15,334	2.8%	18,155	2.8%
Consumer construction loans	10,049	0.6%	10,316	0.7%	9,930	0.9%	10,372	1.2%	7,415	1.0%
Revolving warehouse lines of credit	117	0.2%	—	—	—	—	—	—	—	—

Total portfolio loans	48,831	0.6%	45,191	0.7%	45,644	0.6%	41,314	1.1%	41,770	1.5%
Discontinued product lines	6,337	13.7%	7,700	14.3%	7,001	10.1%	9,447	9.7%	15,930	13.2%

Total allowance for loan losses	$55,168	0.7%	$52,891	0.8%	$52,645	0.7%	$50,761	1.3%	$57,700	1.9%

      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $65.4 million at December 31, 2005, compared to $63.9 million at December 31, 2004. As of December 31, 2005, the allowance for loan losses of $55.2 million for loans held for investment represented 0.67% of total loans held for investment, declining from 0.78% at December 31, 2004.
      Our allowance for loan losses to non-performing loans held for investment was 127% at December 31, 2005, increasing from 108% at December 31, 2004. Our non-performing assets as a percent of total assets improved significantly from 0.73% at December  31, 2004 to 0.34% at December 31, 2005. The decrease in non-performing assets during 2005 was primarily due to the liquidation of non-performing loans held for sale, the sale of foreclosed assets and the payoff of non-performing construction loans.
      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value. At December 31, 2005, our loans held for investment portfolio included $30.8 million in loans that are collateralized by properties affected by Gulf Coast Hurricanes. We have extended the forbearance period through February 2006 to provide additional payment relief to the borrowers. At December 31, 2005, approximately 15% of the borrowers have chosen to postpone payments in connection with the forbearance agreement while 85% of the borrowers have kept their payments current. The Gulf Coast Hurricane-related charge-offs for 2005 were $441 thousand, compared to the $1.3 million provided in 2005. At this point, predicting the final outcome on the losses from these loans remains difficult, and no evidence has led us to believe our reserves are not adequate.
      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses in its entirety, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines, which consists of manufactured housing and home improvement loans. A component of the overall allowance for loan losses is not specifically allocated to the loan portfolios (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of December 31, 2005, $18.7 million or 34% of the total allowance for loan losses was related to the unallocated component.
      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of allowance for loan losses is also subject to review by our primary federal regulator, the Office of Thrift Supervision (“OTS”). The OTS may require that the allowance for loan losses be increased based on its evaluation of the information available to it at the time of its examination of the Bank.
      With respect to mortgage loans held for sale, pursuant to the applicable accounting rules, we do not provide an allowance for loan losses. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustments related to the credit risk on loans held for sale totaled $10.2 million at December 31, 2005.
SECONDARY MARKET RESERVES
      We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since 1993, the Company has repurchased a small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of Indymac’s diversification of its loan sale channels to include whole loan and GSE sales. While sales through these channels typically generate enhanced cash flows, they tend to have a greater level of representation, warranty and repurchase risk. The following table shows the amount of loans we have repurchased from each distribution channel since the Company began active lending operations in January 1993.

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$211.6	$77,357	0.27%
Securitization trusts	18.0	103,999	0.02%

Total	$229.6	$181,356	0.13%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, securitization transactions and sales to the GSEs. These reserves, which totaled $27.6 million at December 31, 2005, have two general components: reserves for repurchases arising from representation and warranty claims and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. See further discussion on legal matters associated with loans sold in “Note 21 — Commitments and Contingencies” included in the Company’s consolidated financial statements incorporated herein. Also included in the reserves was a $1.3 million charge provided in the third quarter of 2005 (reduction of gain on sale of loans) for potential investor claims on loans that we previously sold and which are collateralized by properties in the areas affected by Gulf Coast Hurricanes. The amount estimated is based on the current information available to us and could vary from the actual amount.

      The table below shows the activity in the reserves during the years ended December 31, 2005 and 2004.

	2005	2004

	(Dollars in thousands)
Balance, beginning of period	$35,610	$34,000
Additions/provisions	19,551	22,922
Actual losses/mark-to-market	(28,860)	(24,843)
Recoveries on previous claims	1,337	3,531

Balance, end of period	$27,638	$35,610

      During 2005, the Company reached a settlement with Washington Mutual over the previously disclosed lawsuit related to the loans sold by the Company to PNC Mortgage Corporation during the period 1997 to 2000, prior to Washington Mutual’s acquisition of PNC Mortgage Corporation in 2001. The settlement, including a cash payment of $10 million and the repurchase of certain loans of approximately $7.86 million, was made during the third quarter of 2005, and the lawsuit was resolved.
      Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of vendor or investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We have no other pending dispute similar to the Washington Mutual case as of December 31, 2005. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. The entire balance of our secondary market reserves is included on the consolidated balance sheets as a component of other liabilities.
EXPENSES
GENERAL
      A summary of expenses follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Salaries and related items	$321,144	$233,265	$171,076
Premises and equipment	55,591	43,621	35,899
Loan purchase costs	37,638	34,790	29,916
Professional services	29,237	25,836	20,706
Data processing	45,175	36,181	36,236
Office	33,081	21,870	22,925
Advertising and promotion	44,959	43,488	26,803
Operations and sale of foreclosed assets	2,364	6,693	4,572
Litigation settlement	9,000	—	—
Other	28,201	22,777	18,617

Total operating expenses	606,390	468,521	366,750
Amortization of other intangible assets	591	701	852

Total expenses	$606,981	$469,222	$367,602

      Our general and administrative operating expenses increased 29% from $468.5 million for 2004 to $606.4 million, which is consistent with our net revenue growth of 35% on a pro forma basis. The increase is attributable to the Company’s operational growth and geographic expansions in pursuit of market share and sources of lower cost funds such as deposits. In 2005, we opened four new regional operations centers and a number of sales offices for the mortgage banking group and doubled our consumer bank network to 26 branches, resulting in higher premises, data processing and office related expenses. The Company’s average full-time equivalent employees increased 32% from 4,715 for the year ended December 31, 2004 to 6,240 for the year ended December 31, 2005, including 453 FTE off-shore as part of our Global Resources program. We utilize the off-shore workforce predominantly in non-customer-facing back office and information technology functions to enhance service levels and improve efficiencies. Year over year, our efficiency ratio improved to 54% during 2005 from 57% on pro forma basis for 2004. Included in the total operating expenses for 2005 were $9 million pretax charges for the settlement of two previously disclosed class action lawsuits.
INCOME TAXES
      Income tax provisions of $197.0 million for the year ended December 31, 2005 represented an effective tax rate of 39.5%. Income tax provisions of $111.5 million for the year ended December 31, 2004 represented an effective tax rate of 39.5%. Our effective tax rate for 2006 is expected to approximate that of 2005.
FUTURE OUTLOOK
      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. Based on our confidence in our employees, hybrid thrift/mortgage banking business model, capital strength and ability to gain market share, Indymac aims to be among the top six lenders in the nation, while maintaining annualized earnings per share growth of at least 15%. Our annualized total return under current management for the period 1992 through December 31, 2005 was 23%. This performance exceeds the annualized returns of 12 percent for the Dow Jones Industrial Average and 10 percent for the S&P 500 Index over the same period.
      With that said, the past few years have been extraordinary years for the mortgage industry as a result of historically low interest rates. However, 2005 has marked the beginning of a transition from historic highs, evidenced by flat volume in comparison to 2004, and 2006 is projected to show further decline in volume by 19% from 2005 based on the forecasts published by the MBA.
      We currently expect 2006 EPS to range from $4.50 to $5.20 per share, which includes the implementation of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, requiring the expensing of stock options. We estimate that the implementation of SFAS No. 123R will reduce EPS by approximately $0.10 in 2006. Had SFAS No. 123R been effective in 2005, reported EPS of $4.54 would have been reduced by $0.11 to $4.43. The underlying assumptions embedded in our EPS outlook for 2006 include the MBA’s forecast of $2.2 trillion for industry-wide mortgage volumes, mortgage banking revenue margins of 115 to 125 basis points, average earning assets of approximately $25 billion, an average 10 year Treasury rate of approximately 4.8 percent, and an average 1-month LIBOR of approximately 4.6 percent. This EPS forecast is considered our best estimation in light of current market expectations for interest rates and industry volumes in 2006. However, the economy, interest rates and our industry remain volatile and as a result, our actual results could vary significantly from this forecast.
      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-K entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the year ended December 31, 2005, we had average total liquidity of $1.2 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral under committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.
PRINCIPAL SOURCES OF CASH
Loan Sales and Securitizations
      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the year ended December 31, 2005, we sold $52.3 billion of our mortgage loans, which represents approximately 86% of our funded mortgage loans for the year, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loans division also elected to retain $2.6 billion of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans is retained in our held for sale portfolio for future sale.
      Our liquidity could be negatively impacted if any of our sales channels were disrupted. Disruptions in our whole loan sales and mortgage securitization transactions can occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.
Advances from Federal Home Loan Bank
      The FHLB system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated MBS are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, Indymac Bank is approved for collateralized advances of up to $11.4 billion, of which $7.0 billion were outstanding at December 31, 2005. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.
Deposits/ Retail Bank
      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 26 branches in Southern California, 13 of which were opened during 2005, our telebanking, and Internet channels.
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
      The following table sets forth the balance of deposits, by deposit category, as of December 31, 2005 and 2004.

	December 31,

	2005		2004

		% of		% of
		Total		Total
	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Non-interest-bearing checking	$63,308	1%	$55,359	1%
Interest-bearing checking	55,479	1%	42,306	1%
Savings	1,194,963	16%	1,527,466	26%
Custodial accounts	493,936	6%	622,589	11%

Total core deposits	1,807,686	24%	2,247,720	39%
Certificates of deposit	5,864,238	76%	3,495,759	61%

Total deposits	$7,671,924	100%	$5,743,479	100%

      The following table sets forth the balance of deposits, by deposit channel, as of December 31, 2005 and 2004.

	December 31,

	2005		2004

		% of		% of
		Total		Total
	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$3,322,752	43%	$2,271,605	40%
Internet	798,518	10%	579,503	10%
Telebanking	934,572	12%	639,584	11%
Money desk	2,122,146	28%	1,630,199	28%
Custodial	493,936	7%	622,588	11%

Total deposits	$7,671,924	100%	$5,743,479	100%

      Included in deposits at December 31, 2005 and 2004 were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $493.9 million and $622.6 million, respectively.

      The following table sets forth the average balance of, and the average interest rate paid on deposits, by deposit category for the years ended December 31, 2005, 2004 and 2003.

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing checking	$51,487	1.17%	$41,818	0.93%	$38,196	0.92%
Savings	1,302,158	2.88%	1,650,381	1.96%	1,185,563	2.08%
Certificates of deposit	4,584,502	3.44%	2,585,468	2.74%	1,938,462	3.25%

Total interest-bearing deposits	5,938,147	3.29%	4,277,667	2.42%	3,162,221	2.78%
Non-interest-bearing checking	60,778	0.00%	50,360	0.00%	40,534	0.00%
Custodial accounts	657,596	0.00%	660,877	0.00%	694,710	0.00%

Total deposits	$6,656,521	2.93%	$4,988,904	2.07%	$3,897,465	2.26%

      Accrued but unpaid interest on deposits included in other liabilities totaled $10.7 million, $1.0 million and $0.2 million at December 31, 2005, 2004 and 2003, respectively.
Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase Indymac Bancorp’s common stock. As part of this transaction, Indymac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of Indymac Bancorp common stock under its share repurchase program (see “Share Repurchase Activities” on page 17). The holder of units has the right to exchange the trust preferred securities related to the exercised warrants for subordinated debentures within 60 days following the exercise. During 2005, a total of 86,900 warrants were exercised at an average exercise price of $34.94 per share to purchase 138,794 shares of Indymac Bancorp’s common stock. Subsequently, one of the unit holders redeemed $5,000 of the subordinated debentures in conjunction with the warrants exercised.
      In December 2005, December 2004, December 2003, and July 2003, we issued pooled trust preferred securities of $90 million, $30 million, $30 million and $30 million, respectively, through the trusts formed by us. These securities were issued at rates of 6.31%, 5.83%, 6.30%, and 6.05%, respectively. The rates are fixed for a five year term, after which the rates reset quarterly indexed to 3-months LIBOR. The securities can be called at the option of Indymac Bancorp five years after issuance. In each of these transactions, Indymac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions matches the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.
      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The subordinated debentures underlying the trust preferred securities, which represent the liabilities due from Indymac Bancorp to the trusts, amounted to $308.7 million and $215.2 million at December 31, 2005, and December 31, 2004, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.

Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities
      Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $4.1 billion at December 31, 2005, from $2.9 billion at December 31, 2004. The increase of $1.2 billion was primarily the result of additional draws on our credit facilities to fund mortgage loan originations.
      At December 31, 2005, we had $4.2 billion in committed financing facilities ($3.5 billion whole loan facilities, $672.9 million bond facilities and $75 million in unsecured revolving line of credit). Of these committed financing facilities, $2.5 billion was utilized and $0.9 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of December 31, 2005, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.
      The table below provides additional information related to our repurchase agreements.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Average balance during the year	$2,947,552	$3,734,377	$2,458,977
Maximum balance outstanding(1)	5,254,136	4,694,704	3,223,671
Balance at December 31,	3,057,262	1,930,686	2,438,059
Interest rate, end of year	4.7%	2.7%	1.4%
Weighted average coupon rate during the year	3.9%	2.2%	2.0%

(1)	The maximum amount of borrowings outstanding occurred in August 2005, May 2004 and October 2003.

      The following table summarizes our sources of financing as of December 31, 2005:

	Committed	Outstanding		Maturity
Financial Institution or Instrument	Financing	Balances	Type of Financing	Date

	(Dollars in millions)
Merrill Lynch	$1,500	$1,067	Whole Loan Repurchase Agreement	Nov-06
UBS Warburg	750	615	Whole Loan Repurchase Agreement	Apr-06
UBS LTD.	373	373	Bond Repurchase Agreement	Dec-06
Morgan Stanley	1,250	157	Whole Loan Repurchase Agreement	Jan-06
Greenwich Capital	300	249	Bond Repurchase Agreement	Nov-06
UBS Warburg	—	366	Uncommitted Financing
RBC Dain Rauscher	—	218	Uncommitted Financing
Lehman Brothers	—	6	Uncommitted Financing
Bear Stearns	—	2	Uncommitted Financing
Credit Suisse First Boston Bank	—	6	Uncommitted Financing

Total Borrowings	4,173	3,059
Advances from Federal Home Loan Bank	11,413	6,953

Total Financing	$15,586	10,012

Deposits		7,672
HELOC Note Trust (2004-1)	499	499	Note Trust	Apr-26
HELOC Note Trust (2004-2)	499	499	Note Trust	Oct-36
Wells Fargo Bank	75	—	Unsecured Line of Credit	Jun-06
Trust Preferred Debentures		309	Trust Preferred Debentures		(1)
Other		3

Total Financing		$18,994

(1)	Trust preferred debentures of $124.1 million, $30.5 million, $30.3 million, $30.9 million, and $92.8 million will mature in November 2031, July 2033, January 2034, March 2035, and December 2035, respectively.
      In June 2005, Indymac Bancorp entered into a new revolving unsecured syndicated bank facility in the aggregate amount of $75 million with Wells Fargo Bank, N.A.. The facility requires a minimum of $30 million in cash at Indymac Bancorp, and was not drawn upon during 2005, and therefore carried no outstanding balance at December 31, 2005.
      Our credit facilities do not have default triggers tied to our credit rating. While a change in rating would therefore not directly affect our current borrowing capacity in a material manner, it might affect our lenders’ decisions to renew credit facilities with us or it may change market perceptions and impact our trading and loan sales activities. During 2005, our outlook by Standard & Poor’s was upgraded from Stable to Positive. As of December 31, 2005, the corporate ratings assigned to both Indymac Bancorp and Indymac Bank were as follows:

Dominion Bond
	Standard & Poor’s	Fitch, IBCA, Duff & Phelps	Rating Service

Indymac Bancorp:
Outlook	Positive	Stable	Stable
Long term issuer credit	BB+	BBB-	BBBL
Short term issuer credit	B	F2	R-2L
Indymac Bank:
Outlook	Positive	Stable	Stable
Long term issuer credit	BBB-	BBB-	BBB
Short term issuer credit	A-3	F2	R-2M
PRINCIPAL USES OF CASH
      In addition to the financing sources discussed above, our cash needs are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities, totaled $4.8 billion during the year ended December 31, 2005 and $5.6 billion during the year ended December 31, 2004. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $218.9 million and $446.2 million for the years ended December 31, 2005 and 2004, respectively.
ACCUMULATED OTHER COMPREHENSIVE LOSS
      Accumulated other comprehensive losses were $15.2 million at December 31, 2005, compared to $20.3 million of losses at December 31, 2004. This decrease in unrealized losses was a result of the increase in the fair value of the swaps and swaptions designated as cash flow hedges of floating rate borrowings. It should be noted that accumulated other comprehensive gain or loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated other comprehensive gain or loss is not a component of the determination of regulatory capital.
REGULATORY CAPITAL REQUIREMENTS
      Indymac Bank is subject to regulatory capital regulations administered by the federal banking agencies. In addition, as a condition to its approval of our acquisition of SGV Bancorp, Inc. in July 2000, the OTS required that Indymac Bank hold Tier 1 (core) capital of at least 8% of adjusted total assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of total risk-weighted assets. This particular condition expired on July 1, 2003. As of December 31, 2005, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.
      During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $383 million at December 31, 2005.

      The following table presents Indymac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at December 31, 2005. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing Indymac’s total risk-based capital by 30 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tier 1 core	8.21%	8.21%	5.00%
Tier 1 risk-based	12.08%	11.78%	6.00%
Total risk-based	12.50%	12.20%	10.00%
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
      In connection with our loan sales that are securitization transactions, there are $30.4 billion in loans owned by off-balance sheet trusts as of December 31, 2005. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. For information on the sales proceeds and cash flows from our securitizations for 2005 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Principal Sources of Cash — Loan Sales and Securitizations.”
      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities were $1,094.5 million, $78.7 million, $75.7 million, and $167.8 million, respectively, at December 31, 2005. See “Note 14 — Transfers and Servicing of Financial Assets” in the accompanying notes to the consolidated financial statements for further disclosure of credit exposure associated with our securitizations.

      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
AGGREGATE CONTRACTUAL OBLIGATIONS
      The following table summarizes our material contractual obligations as of December 31, 2005. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Payment Due

		January 1, 2006	January 1, 2007	January 1, 2009
	Note	through	through	through	After
	Reference	December 31, 2006	December 31, 2008	December 31, 2010	December 31, 2010	Total

	(Dollars in thousands)
Deposits Without a Stated Maturity	10	$1,313,750	$—	$—	$—	$1,313,750
Custodial Accounts and Certificates of Deposits	10	5,997,216	316,105	44,573	280	6,358,174
FHLB Advances	11	5,127,000	1,305,000	521,000	—	6,953,000
Repurchase Agreements	12	3,057,262	—	—	—	3,057,262
HELOC Notes(1)	12	—	—	—	998,289	998,289
Other Notes	12	2,014	—	—	1,044	3,058
Trust Preferred Debentures	12	—	—	—	308,661	308,661
Accrued Interest Payable	—	108,696	—	—	—	108,696
Deferred Compensation	—	2,484	4,097	11,335	20,187	38,103
Operating Leases(2)	21	26,980	51,974	36,795	31,817	147,566
Employment Agreements(3)		10,894	3,050	—	—	13,944
Purchase Obligations	—	3,974	6,159	2,730	—	12,863

Total		$15,650,270	$1,686,385	$616,433	$1,360,278	$19,313,366

(1)	HELOC notes are non-recourse and secured by AAA-rated HELOC certificates.

(2)	Total lease commitments are net of sublease rental income.

(3)	Represents compensation for ten senior executives and includes both base salary and estimated bonuses. Amount is calculated based on the terms in their respective written employment agreements.
      A schedule of significant commitments at December 31, 2005 follows:

Payment Due

(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to exercising clean-up calls	$—
Undisbursed loan commitments:
Builder construction	$1,081,188
Consumer construction	1,189,220
HELOCs	731,395
Revolving warehouse lending	152,384
Letters of credit	$16,078
      Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle claims based on breaches of these representations and warranties. From inception of our active mortgage banking operations on January 1, 1993 through December 31, 2005, we have sold $181.4 billion in loans and repurchased $229.6 million loans, or 0.13% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending and expected claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels and the assessment of the probability of vendor or investor claims, which is included in other liabilities on the consolidated balance sheets. The balance in this reserve totaled $27.6 million at December 31, 2005. See the “Secondary Market Reserves” section on page 67 for further information.
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
INTEREST RATE RISK
Asset/ Liability Management
      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our liquidity, financial position, and results of operations may be materially affected by changes in interest rates in various ways. The objective of our hedging strategies is to mitigate the impact of interest rate changes, on an economic basis, on net interest income and the NPV of our balance sheet. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also purchase derivative instruments to hedge our mortgage pipeline, MSRs, AAA-rated and agency interest-only securities to guard against losses resulting from increased prepayments in declining interest rate environments. Additionally, we purchase derivative instruments to hedge the spread compression on our residual securities. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our asset valuation assumptions and other sources of interest rate risk discussed further below.
Mortgage Loans Held for Sale
      We hedge the risks associated with our mortgage commitments to purchase mortgage loans (“rate locks”) and funded mortgage loans that will be sold in the secondary market. The risk associated with the rate locks and funded mortgage loans is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the customer locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. These commitments are recorded net of the anticipated loan funding probability or fallout factor. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we hedge the risk of overall changes in fair value of loans held for sale by either entering into forward loan sale agreements or selling forward Fannie Mae or Freddie Mac MBS to hedge loan commitments and to create fair value hedges against the funded loan portfolios.
AAA-Rated Interest-Only Securities and Mortgage Servicing Rights
      The primary risk associated with AAA-rated and agency interest-only securities and MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising rate environment. As of December 31, 2005, we held $78.7 million of AAA-rated and agency interest-only securities and $1,094.5 million of MSRs.
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
      To hedge our MSRs, AAA-rated and agency interest-only and residual securities, which are primarily backed by non-conforming mortgage loan collateral, we use a combination of LIBOR swaps, LIBOR/swap-based options, treasury and futures and private-label MBS. As there are no hedge instruments which would be perfectly correlated with these hedged assets, we use the above instruments because we believe they generally correlate well with the hedged assets. Further, we make assumptions in our financial models as to how LIBOR/swap, treasury, agency and private-label mortgage rates will change in relation to one another. From time to time, in certain interest rate environments, the relative movement of these different interest rates and the corresponding change in value of the applicable hedge instruments do not change as we anticipate, resulting in an imperfect correlation between the values of the hedges and the hedged assets.
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
      Yield Curve Risk. The value of certain loans, securities and hedges we hold is based on a number of factors, including the shape or slope of the appropriate yield curve, as the market values financial assets and hedge instruments based on expectations for interest rates in the future. Yield curves typically reflect the market’s expectations for future interest rates. In valuing our assets and related hedge instruments, in formulating our hedging strategies and in evaluating the interest rate sensitivity for risk management purposes, our models use market yield curves, which are constantly changing. If the shape or slope of the market yield curves changes unexpectedly, the market values of our assets and related hedges may be negatively impacted and/or changes in the value of the hedges may not be effectively correlated with the changes in the value of the hedged assets or liabilities.
VALUATION RISK
General
      We hold assets in our investment portfolio that we create in connection with the sale or securitization of mortgage loans. These assets include AAA-rated and agency interest-only securities, prepayment penalty securities, MSRs, non-investment grade securities and residuals. In addition, from time to time, we may acquire these types of securities from third party issuers. These assets represented 7% of total assets and 97% of total equity at December 31, 2005. We value them with complex financial models that incorporate significant assumptions and judgments, which could vary significantly as market conditions change.
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
      In volatile markets like we experienced in 2005, there is increased risk that our actual results may be significantly different than those results derived from using our assumptions. As the time period over which the uncertainty will be resolved increases, those estimates will likely change over a greater number of periods, potentially adding further volatility to the model results. For example, assumptions regarding prepayment speeds and loan loss levels are used in estimating values of certain assets. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, we may be required to write down the value of such assets. While we build in discounting factors to our assumptions and implement hedging strategies to mitigate the change in interest rates which drive the change in prepayment rates, asset write downs and write ups typically occur over the lives of the assets. This occurs because actual prepayments and losses are driven by borrower behavior, which cannot be precisely predicted.
      The above assumptions are just a few examples of assumptions incorporated into our valuations. Whenever active markets exist to provide relevant information, we use third party valuations and related assumptions determined from trading activity or market analysis. Our valuations are also subject to extensive review procedures, including a management-level ERM and a Board of Directors-level ERM. We also benchmark the overall valuation through third party reviews as discussed above. Further discussion of how we form our assumptions is included under “Critical Accounting Policies and Judgments” below.
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
Mortgage Loans
      We have two principal underwriting methods designed to be responsive to the needs of our mortgage loan customers: traditional underwriting and e-MITS underwriting. In 2005, we generated 60% of our mortgage loans through the e-MITS underwriting process. Through the traditional underwriting method, customers submit mortgage loans that are underwritten by us in accordance with our guidelines prior to purchase. As discussed above under the caption “Mortgage Banking” in “Item 1. Business,” e-MITS is our automated, Internet-based underwriting and risk-based pricing system. e-MITS enables us to more accurately estimate expected credit loss, interest rate risk and prepayment risk, so that we can acquire loans at prices that more accurately reflect these risks. Risk-based pricing is based on a number of borrower and loan characteristics, including, among other loan variables, credit score, occupancy, documentation type, purpose, loan-to-value ratio and prepayment assumptions based on an analysis of interest rates.
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
Securities Portfolio
      We have assumed a certain degree of credit risk in connection with our investments in investment and non-investment grade MBS and residual securities. These securities may be purchased from third party issuers or retained from our own securitization transactions. In general, non-investment grade securities bear losses prior to the more senior investment grade securities. These securities therefore bear a disproportionate amount of the credit risk with respect to the underlying collateral. With regard to retained non-investment grade and residual securities, a fair value is calculated and assigned to these securities and (a) this value is reflected in the gain or (loss) on sale realized from the disposition of the mortgage loans and (b) the securities are initially reflected at this value on our balance sheet and subsequently adjusted to reflect the changes in fair value. The ultimate value of the security may be more or less than the initial calculated and assigned value depending upon the credit performance, among other assumptions, of the mortgage loans collateralizing the securities. The fair value of the security may change from time to time based upon actual default and loss experience of the collateral pool, actual and projected prepayment rates, economic trends and other variables. Our non-investment grade securities and residual portfolio of $225.5 million represented approximately 1% of total assets and 15% of shareholders’ equity at December 31, 2005.
      Non-investment grade securities represent leveraged credit risk as they absorb a disproportionate share of credit risk as compared to investment grade securities. These securities are recorded on our books net of discount that is based upon, among other things, the estimated credit losses, expected prepayments as estimated by internal loss models and/or perceived by the market, and the coupons, associated with these securities. Our non-investment grade securities were recorded at a discount of $23.6 million to the securities’ face value and represented 30% of the face value of these securities at December 31, 2005. The adequacy of this discount is dependent upon how accurate our estimate is of both the amount and timing of the cash flows paid to the non-investment grade securities, which is primarily based upon our estimate of the amount and timing of credit losses and prepayments on the underlying loan collateral.
      Residual securities possess a greater degree of risk because they are relatively illiquid, represent the first loss position and require a higher reliance on financial models in determining their fair value. At December 31, 2005, our investment in residual securities totaled $167.8 million, which represented less than 1% of total assets and 11% of total shareholders’ equity. Realization of this fair value is dependent upon the discount rate used and the accuracy of our estimate of both the amount and timing of the cash flows paid to the residual securities, which are based primarily on our estimate of the amount and timing of credit losses on the underlying loan collateral and to a lesser extent prepayment rates on the underlying loan collateral.
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
      We attempt to mitigate some of these risks through the management and credit committee review process and utilization of independent experts in the areas of environmental reviews and project market appraisals; however, there can be no assurance that this review process will fully mitigate the foregoing risks. In our experience, absorption rates of new single-family homes have been good in markets served by us. However, it is unclear whether the economic cycle in certain geographic markets has peaked, which may have an impact on new loan generation or timely payoff of existing loans. We employ geographic concentration limits and borrower concentration limits for builder construction lending, which are intended to mitigate some of the effects of a slowing economic cycle in some areas. Also, the majority of our builder construction lending commitments has personal or corporate guarantees.
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
Loan Sales and Securitizations
      Our business model relies heavily upon the ability to sell the majority of mortgage loans shortly after we acquire them. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations.
      The key channels through which we sell mortgage loans are bulk sales of loan pools to GSEs, sales on a whole loan basis and the private securitization of loan pools, whereby the loans are sold to securitization trusts. In 2005, sales to GSEs were 17% of our total loan sales, whole loan sales were 23%, and private securitizations were 60%. We have ready access to all three of these distribution channels at this time; however, a disruption in this access could negatively impact our liquidity position and our ability to execute on our business plan. The secondary mortgage market is generally a very liquid market with continuing demand for mortgage-backed security issuances. If a temporary disruption to this market did occur, our depository structure provides us with the limited ability to hold mortgage loans on our balance sheet, somewhat mitigating this risk. In addition, we have liquidity resources ($1.5 billion as of December 31, 2005) which consist of unpledged liquid assets on hand and amounts that may be immediately raised through the pledging of available assets as collateral for additional borrowings and the ability to raise additional funding. However, at our current production levels, if the disruption were to last for more than a month or two, we would have to radically restructure our business to slow volume and would have difficulty sustaining our earnings performance as a significant portion of our earnings depends on our ability to sell our mortgage production.
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

CYCLICAL INDUSTRY
      The mortgage industry is a cyclical business that generally performs better in a low interest rate environment such as the current one. The environment of historically low interest rates over the past three years has been very favorable for mortgage bankers such as us. As the industry transitions to a higher interest rate environment, the demand for mortgage loans is expected to decrease, which would cause a lower level of growth, or even a reduction, in earnings per share, in the short run. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for mortgage loans. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in our mortgage loan volume. We have grown our investment in mortgage loans during 2005 to provide a level of core net interest income in an effort to mitigate the cyclicality.
COMPETITION
      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. Our market share of the U.S. mortgage market is approximately 2.19% based on our 2005 mortgage loan production and industry volume from the MBA forecast dated February 7, 2006. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.
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
GEOGRAPHIC CONCENTRATION
      A majority of our loans are geographically concentrated in certain states, including California, Florida, Michigan, and New York with 53% of our loan receivable balance at December 31, 2005 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters, including the effects of the Gulf Coast Hurricanes and the effects of any future hurricanes, or acts of war or terrorism in these geographic areas.
BUSINESS EXECUTION AND TECHNOLOGY RISK
      Our business performance is highly dependent on solidly executing our hybrid thrift/mortgage banking business model. We must properly price and continue to expand our products, customer base and market share.
      We are highly dependent on the use of technology in all areas of our business and we must take advantage of advances in technology to stay competitive. There are no guarantees as to our degree of success in anticipating and taking advantage of technological advances or that we will be more successful in the use of technology than our competitors. Additionally, our complex systems, primarily due to their dependency on multiple external software vendors, could negatively affect the stability of our systems and the execution of our business.
EMPLOYEE TURNOVER
      Our strategic goals anticipate the need to continue to attract and retain talented employees. There is significant competition among employers in the financial services industry and, as a result, we experience a certain amount of employee turnover. For 2005, our turnover rate was 25%. We do not believe that this rate of employee turnover is unusual in our industry and we have not experienced significant shortfalls in our strategic goals to date as a result of turnover.
CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
      Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated and agency interest-only securities, MSRs and non-investment grade securities and residuals, (2) derivatives and other hedging instruments, (3) our allowance for loan losses (“ALL”) and (4) our secondary market reserves.
      With the exception of the ALL, these items are generally created in connection with our loan sale and securitization process. The allocated cost of the retained assets at the time of the sale is recorded as a component of the net gain on sale of loans. We recognized a total of $889.0 million in retained assets in connection with loan sales during the year ended December 31, 2005. Such retained assets were comprised primarily of MSRs (69%) and, to a much lesser degree, AAA-rated and agency interest-only securities, prepayment penalty securities, investment grade and non-investment grade securities, residual securities, and AAA-rated principal only securities.
      There is a risk that at times we might not satisfy the requirements for fair value hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for a portion of our loans held for sale because we do not meet the required complex hedge correlation tests. This could cause temporary fluctuations in our reported income but not in the ultimate economic results. The fluctuation in our reported income if hedge accounting is not achieved would be over a very short period as we sold our mortgage loans on average in 52 days during 2005 and the economic effect of both the hedges and loans would be recorded once the sale was completed. In addition, any imprecision in valuation of these items would be adjusted and recorded in a short period through our gain on sale margin once the sale of the loans was completed.
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
AAA-RATED INTEREST-ONLY SECURITIES
      AAA-rated interest-only securities are created upon the sale of loans through private-label securitizations or, to a much lesser degree, purchased from third party issuers. The values of AAA-rated interest-only securities represent the present value of the estimated future cash flows to be received from the excess spread. Future cash flows are estimated by taking the coupon rate of the loans collateralizing the transaction less the interest rate (coupon) paid to the investors less contractually specified servicing and trustee fees, after giving effect to estimated prepayments of the underlying loans. The AAA rating of the interest-only securities reflects the fact that they are exposed to very low credit risk, but does not reflect the fact that their interest rate risk can be significant.
      We classify our AAA-rated interest-only securities as trading and they are therefore carried at fair value, with changes in fair value being recorded through earnings. Valuation changes, net of related hedge gains and losses, are included in “Gain (loss) on mortgage-backed securities, net” in the Consolidated Statements of Earnings. We use third party models and an option adjusted spread (“OAS”) valuation methodology to value these securities. The key assumptions include projected lifetime prepayment rates based on collateral type, option adjusted spreads, and future delinquency and default rates. Based on these assumptions, our model calculates implied discount rates, which we compare to market discount rates and risk premiums to determine if our valuations are reasonable.
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

2) Seasoning. Based on prepayment curves and other studies performed by industry analysts of prepayment activity over the life of a pool of loans, a pattern has been identified whereby prepayments typically peak in years one to three, consistent with borrower moving habits.

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
      As cash flows must be estimated over the life of the pool of mortgage loans underlying the AAA-rated interest-only securities, assumptions must be made about the level of interest rates over that same time horizon, which is primarily three to five years, as these securities have a weighted average life of approximately that period. We utilize a credit spread over the market LIBOR/swap forward curve to estimate the level of mortgage interest rates over the life of the pool of loans. We believe a forward curve, as opposed to static or spot interest rates, incorporates the market perception about expected changes in interest rates and provides a more realistic estimate of lifetime interest rates and therefore prepayment rates.
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
MORTGAGE SERVICING RIGHTS
      MSRs are created upon the sale of loans to GSEs, in private-label securitizations, and sometimes, from the sale of whole loans. We also purchase MSRs from time to time from third parties. The carrying value of MSRs in our financial statements represents our estimate of the present value of future cash flows to be received by us as servicer of the loans. In general, future cash flows are estimated by projecting the service fee, plus late fees and reinvestment income associated with interest earned on “float,” after subtracting guarantee fees on agency portfolios, the cost of reimbursing investors for compensating interest associated with the early pay-off of loans, the market cost to service the loans, the cost of mortgage insurance premiums (if applicable), and after giving effect to estimated prepayments.
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
      Reinvestment income represents the interest earned on custodial balances, often referred to as float. Custodial balances are generated from the collection of borrower principal and interest and escrow balances which we generally hold on deposit for a short period until the required monthly remittance of such funds to a trustee. Reinvestment income is reduced by compensating interest, or “interest shortfall,” which we must pay to investors to compensate for interest lost on the early payoff of loans pursuant to our servicing obligations. Our estimate of reinvestment income is a function of float, which is derived from our estimate of prepayment speeds, and an estimate of the interest rate we will earn by temporarily investing these balances. The reinvestment rate is typically based on the Federal Funds rate, and we factor in the market forward curve to derive a long-term estimate.

      The valuation of MSRs includes numerous assumptions of varying lower sensitivities in addition to the assumptions discussed above. For example, other assumptions include, but are not limited to, market cost to service loans, prepayment penalties, delinquencies and the related late fees and escrow balances. We believe our valuation of MSRs as of December 31, 2005 was reasonable given market conditions at December 31, 2005 and quarterly valuations obtained from third parties.
NON-INVESTMENT GRADE SECURITIES AND RESIDUALS
General
      Non-investment grade securities and residuals are created upon the issuance of private-label securitizations and to a lesser extent purchased from third parties. Non-investment grade securities (rated below BBB) represent leveraged credit risk as they typically absorb a disproportionate amount of credit losses before such losses affect senior or other investment grade securities. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The value of residuals represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses.
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

      Some of our hedges, including certain elements of our pipeline which are required to be carried at fair value as derivative instruments in accordance with SFAS 133, and other derivative instruments for which we do not designate hedging relationships for accounting purposes, involve estimates of fair value where no direct exchange-traded or indirect “proxy” market prices are immediately available. As noted above and in the footnotes to our financial statements, we employ available market information and valuation methods that we believe are appropriate under the circumstances and, as applicable, within the range of industry practice. Changes in either the mix of market information or the valuation methods used would change the fair values carried on the balance sheet, the associated impact on the income statement, and the application and impacts of SFAS 133 hedge accounting.
      Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” provides guidance regarding loan commitments that are accounted for as derivative instruments. As noted in the footnotes to the financial statements, interest rate lock commitments are valued at zero at inception. The rate locks are adjusted for changes in value resulting from changes in market interest rates.
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
      Homogeneous pools of loans exhibit similar characteristics and, as such, can be evaluated as pools of assets through the assessment of default probabilities and corresponding loss severities. Our homogeneous pools include residential mortgage loans, manufactured home loans and home improvement loans. The estimate of the allowance for loan losses for homogeneous pools is based on expected inherent losses resulting from two methodologies:

1)	Internal Loan Loss Estimation Model — This model estimates losses based on several key loan characteristics. For further discussion regarding this model, see the previous section entitled “Non- Investment Grade Securities and Residuals — Loss Estimates.”

2)	Historical Loss Analysis — This analysis compares the level of allowance to the historical losses actually incurred in prior years.
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
SECONDARY MARKET RESERVES
      As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make payments to settle breaches of the standard representations and warranties made as part of our loan sales or securitizations. The secondary market reserves include probable losses on repurchases arising from representation and warranty claims, and probable obligations related to disputes with investors and vendors with respect to contractual obligations pertaining to mortgage origination activity. The reserve level is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probable vendor or investor claims. An increase to this reserve is recorded as a reduction of the gain on sale of loans in our consolidated statements of earnings and the corresponding reserve is recorded in other liabilities in our consolidated balance sheets. At the time we repurchase a loan, the estimated loss on the loan is charged against this reserve and recorded as a reduction of the basis of the loan.
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

Thereafter, adjustments to fair value impact the retained assets and servicing division’s financial statements. Provisions to the secondary market reserves and adjustments to the ALL may impact any of our segments. Refer to “Note 14 — Transfers and Servicing of Financial Assets” in the consolidated financial statements of Indymac for further information on the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, including fluctuations in short and long term interest rates. An additional risk is the early prepayment of loans held for investment, MBS and mortgage loans underlying our MSRs, AAA-rated and agency interest-only securities and residuals. Our retained assets and servicing division is responsible for the management of interest rate and prepayment risks subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk Committee, Variable Cash Flow Instruments Committee, management level Enterprise Risk Management (“ERM”) group and Board of Directors-level ERM Committee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results” above for further discussion of risks.
      We utilize a variety of means in order to manage interest rate risk. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest and fee income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with forward commitments to sell Fannie Mae or Freddie Mac securities of comparable maturities and weighted average interest rates. To hedge our investments in MSRs, AAA-rated and agency interest-only and residual securities, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans held for investment. In connection with all of the above strategies, we use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.
      The primary measurement tool used to evaluate risk is an NPV analysis. An NPV analysis simulates the effects of an instantaneous change in interest rates (in a variety of basis point increments) on our assets and liabilities, commitments and hedges. The result is an estimate of the increase or decrease to net portfolio value. See “Item 7. Management’s Discussion and Analysis — Interest Rate Sensitivity” for a further discussion of our NPV analysis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information called for by this Item 8 is set forth beginning at page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of December 31, 2005 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K

(“Annual Report”) was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
      Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on Internal Control over Financial Reporting (“Report of Management”) included in this Annual Report, management assessed the Company’s internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company’s system of internal control over financial reporting met those criteria. The independent registered public accounting firm that audited the financial statements included in this Annual Report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. The Report of Management and the attestation report are included in this Annual Report Exhibit 99.1.
      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to December 31, 2005.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item 10 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item 11 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item 12 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item 13 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this Item 14 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a)(1) and (2) — Financial Statements and Schedules
      The information required by this section of Item 15 is set forth in the Index to Financial Statements and Schedules at page F-2 of this Form 10-K.
      (3) — Exhibits

Exhibit
No.		Description

3	.1*	Restated Certificate of Incorporation of IndyMac Bancorp (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).

3	.2*	Amended and Restated Bylaws of IndyMac Bancorp, Inc. (incorporated by reference to Exhibit 99.3 to IndyMac Bancorp’s Form 8-K filed with the SEC on July 29, 2005).

4	.1*	Indenture dated as of November 14, 2001 between IndyMac Bancorp and The Bank of New York (“BoNY”), as Trustee (incorporated by reference to Exhibit 4.8 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).

4	.2*	First Supplemental Indenture dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Trustee (incorporated by reference to Exhibit 4.9 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).

4	.3*	Rights Agreement dated as of October 17, 2001 between IndyMac Bancorp and BoNY, as Rights Agent (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 18, 2001).

4	.4*	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 29, 2004).

4	.5*	2002 Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 29, 2004).

10	.1*	Amended and Restated Trust Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Sponsor, Roger H. Molvar and Richard L. Sommers, as Administrative Trustees, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, BoNY, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and several Holders of the Securities (incorporated by reference to Exhibit 10.11 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).

10	.2*	Unit Agreement dated as of November 14, 2001 between IndyMac Bancorp, IndyMac Capital Trust I, Wilmington Trust Company, as Property Trustee, and BoNY, as Agent (incorporated by reference to Exhibit 10.12 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).

10	.3*	Warrant Agreement dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Warrant Agent (incorporated by reference to Exhibit 10.13 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).

10	.4*	Guarantee Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Guarantor, and BoNY, as Guarantee Trustee (incorporated by reference to Exhibit 10.14 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).

10	.5*	Director Emeritus Plan Agreement and Consulting Agreement dated January 22, 2002 between IndyMac Bancorp and Thomas J. Kearns (incorporated by reference to Exhibit 10.20 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).

10	.6*	Employment Agreement dated February 28, 2002 between IndyMac Bank and Scott Keys (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2002).

10	.7*	Amended and Restated Employment Agreement dated July 23, 2002 between IndyMac Bancorp and Michael W. Perry (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2002).

Exhibit
No.		Description

10	.8*	Director Emeritus Agreement dated August 1, 2002 between IndyMac Bancorp and Frederick J. Napolitano (incorporated by reference to Exhibit 10.23 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).

10	.9*	Employment Agreement dated September 1, 2002 between IndyMac Bank and S. Blair Abernathy (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2002).

10	.10*	Employment Agreement dated October 1, 2002 between IndyMac Bank and John Olinski (incorporated by reference to Exhibit 10.25 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).

10	.11*	Employment Agreement dated November 1, 2002 between IndyMac Bank and Richard Wohl (incorporated by reference to Exhibit 10.26 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).

10	.12*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.27 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).

10	.13*	IndyMac Bank Deferred Compensation Plan, Amended and Restated Effective as of September 15, 2003, as amended December 31, 2003 (incorporated by reference to Exhibit 10.18 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2003).

10	.14*	Employment Agreement dated July 31, 2003 between IndyMac Bank and Charles Allen Williams (incorporated by reference to Exhibit 10.5 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).

10	.15*	Employment Agreement dated September 15, 2003 between IndyMac Bank and Sherry DuPont (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).

10	.16*	Employment Agreement dated September 29, 2003 between IndyMac Bank and Ashwin Adarkar (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2003).

10	.17*	Employment Agreement dated March 15, 2004 between IndyMac Bank and John DelPonti (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2004).

10	.18*	IndyMac Bancorp, Inc. Amended Director Emeritus Plan effective as of April 27, 2004 (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2004).

10	.19*	IndyMac Bancorp, Inc. Cash Incentive Award Program Under the 2002 Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2004).

10	.20*	Summary of Terms of Stock Option Awards Granted to Executive Officers (incorporated by reference to Exhibit 10.3 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2004).

10	.21*	Employment Agreement dated July 31, 2004 between IndyMac Bank and R. Patterson Jackson (incorporated by reference to Exhibit 10.24 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2004).

10	.22*	Employment Agreement dated October 15, 2003 between IndyMac Resources, Inc. and Frank Sillman (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2005).

10	.23*	Employment Agreement entered into July 26, 2005 between IndyMac Bank, F.S.B. and Terrence O. Hughes (incorporated by reference to Exhibit 10.3 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2005).

10	.24*	Director Emeritus Participant Agreement, dated January 24, 2006, by and between IndyMac Bancorp, Inc. and James R. Ukropina (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on January 26, 2006).

Exhibit
No.		Description

10	.25*	IndyMac Bancorp, Inc. Board Compensation Policy and Stock Ownership Requirements, revised January 24, 2006 (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 8-K filed with the SEC on January 26, 2006).

21.1		List of Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Reports on Internal Control Over Financial Reporting

*	Incorporated by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 1, 2006.

INDYMAC BANCORP, INC.

By:	/s/ Michael W. Perry

Michael W. Perry
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Perry Michael W. Perry	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2006

/s/ Scott Keys Scott Keys	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2006

/s/ louis E. Caldera Louis E. Caldera	Director	March 1, 2006

/s/ Lyle E. Gramley Lyle E. Gramley	Director	March 1, 2006

/s/ Hugh M. Grant Hugh M. Grant	Director	March 1, 2006

/s/ Patrick C. Haden Patrick C. Haden	Director	March 1, 2006

/s/ Terrance G. Hodel Terrance G. Hodel	Director	March 1, 2006

/s/ Robert L. Hunt II Robert L. Hunt II	Director	March 1, 2006

/s/ Senator John Seymour (Ret.) Senator John Seymour (ret.)	Director	March 1, 2006

/s/ James R. Ukropina James R. Ukropina	Director	March 1, 2006

/s/ Bruce G. Willison Bruce G. Willison	Director	March 1, 2006

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INDYMAC BANCORP, INC.
AND SUBSIDIARIES
December 31, 2005, 2004 and 2003

INDYMAC BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
IndyMac Bancorp, Inc.
      We have audited the accompanying consolidated balance sheets of IndyMac Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IndyMac Bancorp, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IndyMac Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 21, 2006

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands)
Assets
Cash and cash equivalents	$442,525	$356,157
Securities classified as trading ($96.8 million and $54.4 million pledged as collateral for borrowings at December 31, 2005 and 2004, respectively)	348,962	235,036
Securities classified as available for sale, amortized cost of $3.8 billion and $3.5 billion at December 31, 2005 and 2004, respectively ($2.7 billion and $2.3 billion pledged as collateral for borrowings at December 31, 2005 and 2004, respectively)	3,753,195	3,454,435
Loans receivable:
Loans held for sale
SFR mortgage	5,170,168	4,054,338
HELOC	755,040	358,410
Consumer lot loans	98,976	32,824

Total loans held for sale	6,024,184	4,445,572

Loans held for investment
SFR mortgage	5,441,521	4,458,784
Consumer construction	1,656,963	1,443,450
Builder construction	838,772	643,116
HELOC	31,882	45,932
Land and other mortgage	260,615	158,471
Revolving warehouse lines of credit	48,616	—
Allowance for loan losses	(55,168)	(52,891)

Total loans held for investment	8,223,201	6,696,862

Total loans receivable ($10.2 billion and $8.1 billion pledged as collateral for borrowings at December 31, 2005 and 2004, respectively)	14,247,385	11,142,434
Mortgage servicing rights	1,094,490	640,794
Investment in Federal Home Loan Bank stock	556,262	390,716
Interest receivable	131,644	78,827
Goodwill and other intangible assets	80,847	81,445
Foreclosed assets	8,817	19,161
Other assets	788,172	426,639

Total assets	$21,452,299	$16,825,644

Liabilities and Shareholders’ Equity
Deposits	$7,671,924	$5,743,479
Advances from Federal Home Loan Bank	6,953,000	6,162,000
Other borrowings	4,367,270	3,162,241
Other liabilities	934,004	493,953

Total liabilities	19,926,198	15,561,673

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 93,436,622 shares (64,246,767 outstanding) at December 31, 2005, and issued 91,168,915 shares (61,995,480 outstanding) at December 31, 2004	934	912
Additional paid-in-capital	1,242,500	1,186,682
Accumulated other comprehensive loss	(15,157)	(20,304)
Retained earnings	818,241	616,516
Treasury stock, 29,189,855 shares and 29,173,435 shares at December 31, 2005 and 2004, respectively	(520,417)	(519,835)

Total shareholders’ equity	1,526,101	1,263,971

Total liabilities and shareholders’ equity	$21,452,299	$16,825,644

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except per share data)
Interest income
Mortgage-backed and other securities	$208,560	$143,351	$83,903
Loans held for sale
SFR mortgage	387,993	253,552	206,639
HELOC	33,898	14,298	—
Consumer lot loans	8,966	9,644	7,699

Total loans held for sale	430,857	277,494	214,338
Loans held for investment
SFR mortgage	230,485	201,722	140,588
Consumer construction	81,252	70,288	60,392
Builder construction	68,176	36,427	33,321
Land and other mortgage	17,631	12,289	11,610
HELOC	2,197	11,951	21,885
Revolving warehouse lines of credit	1,297	—	—

Total loans held for investment	401,038	332,677	267,796
Other	29,083	14,086	9,804

Total interest income	1,069,538	767,608	575,841
Interest expense
Deposits	195,528	103,612	87,828
Advances from Federal Home Loan Bank	281,929	145,925	113,032
Other borrowings	172,187	113,009	64,044

Total interest expense	649,644	362,546	264,904

Net interest income	419,894	405,062	310,937
Provision for loan losses	9,978	8,170	19,700

Net interest income after provision for loan losses	409,916	396,892	291,237
Other income
Gain on sale of loans	592,175	363,813	387,311
Service fee income (loss)	44,235	(12,453)	(16,081)
Gain (loss) on mortgage-backed securities, net	17,866	(23,804)	(30,853)
Fee and other income	41,518	27,070	18,670

Total other income	695,794	354,626	359,047

Net revenues	1,105,710	751,518	650,284
Other expense
Operating expenses	606,390	468,521	366,750
Amortization of other intangible assets	591	701	852

Total other expense	606,981	469,222	367,602

Earnings before provision for income taxes and minority interests	498,729	282,296	282,682
Provision for income taxes	196,998	111,507	111,379

Net earnings before minority interest	301,731	170,789	171,303
Minority interest	(1,505)	(267)	—

Net earnings	$300,226	$170,522	$171,303

Earnings per share:
Basic (net earnings divided by weighted average basic shares outstanding)	$4.78	$2.87	$3.10
Diluted (net earnings divided by weighted average diluted shares outstanding)	$4.54	$2.74	$3.01
Weighted average shares outstanding:
Basic	62,760	59,513	55,247
Diluted	66,060	62,152	56,926
Dividends declared per share	$1.56	$1.21	$0.55
The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-In-	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity

	(Dollars in thousands)
Balance at December 31, 2002	54,829,486	$840	$1,007,936	$(17,747)	$377,707	$—	$(518,771)	$849,965
Common stock options exercised	1,740,786	19	33,114	—	—	—	—	33,133
Net directors’ and officers’ notes receivable payments	—	—	502	—	—	—	—	502
Deferred compensation, restricted stock	214,219	—	2,304	—	—	—	—	2,304
Net unrealized loss on mortgage securities available for sale	—	—	—	(5,414)	—	(5,414)	—	(5,414)
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(3,293)	—	(3,293)	—	(3,293)
Purchases of common stock	(24,116)	—	—	—	—	—	(467)	(467)
Cash dividends	—	—	—	—	(30,602)	—	—	(30,602)
Net earnings	—	—	—	—	171,303	171,303	—	171,303

Total comprehensive income	—	—	—	—	—	$162,596	—	—

Balance at December 31, 2003	56,760,375	859	1,043,856	(26,454)	518,408	$—	(519,238)	1,017,431
Common stock issued	3,330,000	33	100,138	—	—	—	—	100,171
Common stock options exercised	1,798,215	20	39,796	—	—	—	—	39,816
Net directors’ and officers’ notes receivable payments	—	—	65	—	—	—	—	65
Deferred compensation, restricted stock	126,148	—	2,827	—	—	—	—	2,827
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(2,243)	—	(2,243)	—	(2,243)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	8,393	—	8,393	—	8,393
Purchases of common stock	(19,258)	—	—	—	—	—	(597)	(597)
Cash dividends	—	—	—	—	(72,414)	—	—	(72,414)
Net earnings	—	—	—	—	170,522	170,522	—	170,522

Total comprehensive income	—	—	—	—	—	$176,672	—	—

Balance at December 31, 2004	61,995,480	912	1,186,682	(20,304)	616,516	$—	(519,835)	1,263,971
Common stock options exercised	1,972,163	19	50,440	—	—	—	—	50,459
Net directors’ and officers’ notes receivable payments	—	—	101	—	—	—	—	101
Deferred compensation, restricted stock	295,544	3	5,277	—	—	—	—	5,280
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(16,733)	—	(16,733)	—	(16,733)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	21,880	—	21,880	—	21,880
Purchases of common stock	(16,420)	—	—	—	—	—	(582)	(582)
Cash dividends	—	—	—	—	(98,501)	—	—	(98,501)
Net earnings	—	—	—	—	300,226	300,226		300,226

Total comprehensive income	—	—	—	—	—	$305,373	—	—

Balance at December 31, 2005	64,246,767	$934	$1,242,500	$(15,157)	$818,241		$(520,417)	$1,526,101

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$300,226	$170,522	$171,303
Adjustments to reconcile net earnings to net cash used in operating activities:
Total amortization and depreciation	291,757	225,272	186,801
Provision for valuation adjustment of mortgage servicing rights	42,502	40,666	5,543
Gain on sale of loans	(592,175)	(363,813)	(387,311)
(Gain) loss on mortgage-backed securities, net	(17,866)	23,804	30,853
Provision for loan losses	9,978	8,170	19,700
Net increase in deferred tax liability	167,409	59,487	66,451
Net decrease (increase) in other assets and liabilities	17,112	282,048	(6,452)

Net cash provided by operating activities before activity for trading securities and loans held for sale	218,943	446,156	86,888
Net sales of trading securities	109,721	100,687	597,848
Net purchases and originations of loans held for sale	(4,859,814)	(5,677,096)	(3,031,498)

Net cash used in operating activities	(4,531,150)	(5,130,253)	(2,346,762)

Cash flows from investing activities:
Net sales (purchases) of and payments from loans held for investment	1,059,407	2,655,524	(861,473)
Net sales (purchases) of mortgage-backed securities available for sale	2,751	(211,137)	(43,774)
Net increase in investment in Federal Home Loan Bank stock, at cost	(165,546)	(77,432)	(157,841)
Net increase in real estate investment	(32,260)	(1,600)	—
Net purchases of property, plant and equipment	(109,076)	(59,140)	(102,600)
Purchase of Financial Freedom, net of cash received	—	(82,152)	—

Net cash provided by (used in) investing activities	755,276	2,224,063	(1,165,688)

Cash flows from financing activities:
Net increase in deposits	1,925,557	1,392,706	1,210,271
Net increase in advances from Federal Home Loan Bank	791,000	1,227,000	2,212,914
Net increase (decrease) in borrowings	1,104,208	430,114	(53,498)
Net proceeds from issuance of common stock	—	100,171	—
Net proceeds from issuance of trust preferred debentures	90,000	30,000	58,962
Net proceeds from stock options, warrants, and notes receivable	50,560	39,882	33,635
Cash dividends paid	(98,501)	(72,414)	(30,602)
Purchases of common stock	(582)	(597)	(467)

Net cash provided by financing activities	3,862,242	3,146,862	3,431,215

Net increase (decrease) in cash and cash equivalents	86,368	240,672	(81,235)
Cash and cash equivalents at beginning of year	356,157	115,485	196,720

Cash and cash equivalents at end of year	$442,525	$356,157	$115,485

Supplemental cash flow information:
Cash paid for interest	$600,683	$329,746	$262,518

Cash paid for income taxes	$70,312	$35,865	$42,362

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$2,642,339	$2,897,097	$2,794,344

Recharacterization of loans to mortgage-backed securities available for sale	$—	$1,419,400	$—

Net transfer of mortgage servicing rights to trading securities	$8,491	$5,362	$47,311

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
      The Company acquired 93.75% of the outstanding common stock of Financial Freedom Holdings Inc. (“FFHI”) and related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of $84.6 million on July 16, 2004 using the purchase method of accounting. Subsequent to the acquisition, FFHI merged into its wholly owned subsidiary, Financial Freedom Senior Funding Corporation (“FFSFC”) in November 2004, with FFSFC as the surviving entity. As a result of the merger of FFHI and FFSFC, the Company owns 93.75% of the outstanding common stock of FFSFC, with the remaining 6.25% ownership held by its chief executive officer (FFHI and FFSFC are referred to collectively as Financial Freedom herein). Financial Freedom operates as a majority-owned subsidiary of IndyMac Bank, F.S.B. (“Indymac Bank” or “Bank”).
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) on January 1, 2006 using the modified-retrospective method, revising all prior periods. We estimate that the impact of adopting SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. We will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.
      Additionally, during 2005 the FASB Staff issued three FASB Staff Positions (FSPs) related to SFAS No. 123(R), FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”, FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” and FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. Each of these FSPs has been considered and will be incorporated into the adoption of SFAS No. 123(R) on January 1, 2006.
      On August 11, 2005 the FASB issued three exposure drafts — “Accounting for Transfers of Financial Assets,” “Accounting for Servicing of Financial Assets” and “Accounting for Certain Hybrid Financial Instruments” — as proposed amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Management is currently monitoring and evaluating the potential impact of these various amendments, including the proposed one-time irrevocable election to move servicing rights from a LOCOM (lower of cost or fair market value) to a fair value accounting basis, which management intends to adopt as soon as such election becomes available. The first two exposure drafts are expected to be issued as separate amendments to SFAS No. 140 during the first half of 2006. In February 2006, the FASB issued Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments.” This Statement is effective for all hybrid financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the potential impact of this Statement.
      On September 29, 2005 the FASB posted for comment proposed FSP FIN 46(R)-c, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)”. The proposed FSP describes using a “by design” approach to determine the variability to consider when applying FIN 46(R). Under the “by design” approach, the role of the contract or arrangement in the design of the entity shall govern whether the interest is treated as creating risk, or absorbing risk from the entity. Under the proposed FSP, determination of variability in entities with both senior interests and subordinated interests will be affected depending on whether the subordinated interests are considered substantive, meaning they will absorb expected losses prior to the senior interests. The proposed FSP was available for comment through November 30, 2005, however no further guidance has been provided to date.
      On December 19, 2005, the FASB staff issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. This FSP recognizes that certain loan products (e.g., loans subject to significant payment increases, negatively amortizing loans and loans with high loan-to-value ratios) may increase a reporting entity’s exposure to credit risk, that may result in a concentration of credit risk as defined in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” that requires separate disclosure within the financial statements. The FSP was effective immediately and the disclosures required have been presented in Note 16.
      On January 25, 2006, the FASB issued an exposure draft for a proposed accounting standard, The Fair Value Option for Financial Assets and Financial Liabilities. The proposed standard, which would be effective for periods beginning after December 15, 2006, would allow Indymac a one time irrevocable election to carry certain financial assets and liabilities on the balance sheet at fair value. Management is currently evaluating the proposed standard, but has not yet determined the financial assets and liabilities for which the fair value option would be elected or the potential impact on the consolidated financial statements if such election were made.
      During the year ended December 31, 2005, the FASB Staff also reached consensus on FSPs for each of the following issues:

•	FSP FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities”

•	FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”

•	FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

•	FSP FAS 140-2, “Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140”
      These pronouncements did not have a material impact on our consolidated financial statements.
Financial Statement Presentation
      For the years ended December 31, 2005, 2004 and 2003, the consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including Indymac Bank, and variable interest entities. All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in Indymac’s majority-owned subsidiaries or variable interest entities are included in “other liabilities” on the consolidated balance sheets and the minority interests on Indymac’s earnings are reported separately.

      The Company previously classified the initial deferral of the incremental direct origination costs net of the fees collected on the loans as a net reduction in operating expenses. However, during 2005, we have revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income and the deferral of the incremental direct origination costs as a reduction of operating expenses. All prior periods have been revised to conform to the current presentation. This revision had no impact on reported earnings or the balance sheet in the current or in any prior period. The consolidated financial statements of Indymac are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
      The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported and the disclosure of contingent assets and liabilities. Significant estimates include the allowance for loan losses, secondary market reserves and the valuation of our hedging instruments, mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, non-investment grade securities and residuals for which active markets do not exist. Actual results may differ significantly from those estimates and assumptions.
Derivative Instruments
      In seeking to protect our financial assets and liabilities from the effects of changes in market interest rates, we have devised and implemented a comprehensive asset/liability management strategy that seeks, on an economic basis, to mitigate significant fluctuations in our financial position and results of operations. We invest in MSRs, AAA-rated and agency interest-only and residual securities to generate core fee and interest income. The value of these instruments and the income they provide tends to be somewhat counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge these assets with forward commitments to sell Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) securities with comparable maturities and weighted average interest rates. Also, we use futures or options in our pipeline hedging. To hedge our investments in MSRs, AAA-rated and agency interest-only and residual securities, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap and swaption agreements to hedge the cash flows on advances or borrowings that are collateralized by our mortgage loans held for investment and mortgage-backed securities (“MBS”).
      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”) requires that we recognize all derivative instruments on the balance sheet at fair value. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as:

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
Mortgage-Backed and Agency Notes
      MBS and agency notes consist of AAA-rated senior securities, investment and non-investment grade securities, AAA-rated interest-only and principal-only securities, prepayment penalty securities, residual securities, and agency notes. AAA-rated interest-only securities, prepayment penalty securities, and residual securities, as well as the securities that the Company considers as hedges of its AAA-rated interest-only securities, residual securities and MSRs, are carried as trading securities. All other MBS are classified as available for sale, including HELOC residual securities created in two separate securitization transactions through which HELOC loans were recharacterized as securities available for sale. All securities are carried at fair value, which is estimated based on market quotes, when available, or on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses when market quotes are not available. We estimate future prepayment rates based upon current and expected future interest rate levels, collateral seasoning and market forecasts, as well as relevant characteristics of the collateral underlying the assets, such as loan types, prepayment penalties, interest rates and recent prepayment experience. These assumptions are estimates as of a specific point in time and will change as interest rates or economic conditions change. Premiums or discounts on securities available for sale are amortized or accreted into income using the effective interest method.
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
      Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values.
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
      The securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for the considerations generated by the sale of the MBS issued by the securitization trust. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide credit support to either the third party investors or the securitization trusts. Neither the third party investors nor the securitization trusts generally have recourse to our assets or us and neither have the ability to require us to repurchase their securities other than through enforcement of the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty, we may be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special-purpose entities,” which meet the certain criteria of SFAS 140, and are therefore not consolidated for financial reporting purposes.
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
      We usually retain the servicing function for the securitized mortgage loans. As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans or a fixed dollar amount for our reverse mortgage servicing. We may also be entitled to receive additional servicing compensation, such as late payment fees or prepayment charges.
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
      We classify loans as impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Loans are generally placed on non-accrual status when they are 90 days past due and charged off upon foreclosure. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. The estimated loss upon liquidation on all other loans held for investment are charged off prior to or upon foreclosure.
Secondary Market Reserves
      The Company maintains secondary market reserves for losses that arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. This reserve, which totaled $27.6 million at December 31, 2005, has two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. Reserve levels are a function of expected losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probability related to such claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward. Changes in the level of provision to this reserve impacts the overall gain on sale margin from quarter to quarter. The reserve is included in other liabilities in the consolidated balance sheets.
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
      We recognize MSRs as separate assets only when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing retained or by separate purchase or assumption of the servicing. The carrying value of mortgage loans sold or securitized is allocated between loans and mortgage servicing rights based upon the relative fair values of each. Purchased MSRs are initially recorded at cost. All MSRs were subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. We designate fair value hedges on certain tranches of MSRs. The changes in the fair value of the designated MSRs, and the fair value of the designated hedges, are recorded through income, if the hedging relationships are proven to be effective under the provisions of SFAS No. 133. MSRs are amortized over the period of, and in proportion to, the estimated future net servicing income. The FASB has issued an exposure draft providing a one-time irrevocable election to move servicing rights from lower of cost or fair market value to a fair value accounting basis, which management intends to adopt as soon as such election becomes available, currently expected to be during the first half of 2006. Upon the adoption of fair value accounting for MSRs which is expected to be during 2006, hedging relationships will no longer need to be designated and proven to be effective for fair value hedge accounting under the provisions of SFAS No. 133.
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
Foreclosed Assets
      Real estate acquired in settlement of loans is initially recorded at fair value of the underlying property less estimated costs to sell through a charge to the allowance for loan losses or to the related valuation reserves for loans held for sale. Subsequent operating activity and declines in value are charged to earnings.
Goodwill and Other Intangible Assets
      Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from acquisitions we have made. The core deposit intangible asset is being amortized using an accelerated method of amortization over a period of ten years, which is the estimated life of the deposits acquired. The goodwill is not amortized, and we review our goodwill and other intangible assets for other-than-temporary impairment at least annually. If circumstances indicate that other-than-temporary impairment might exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.
Fixed Assets
      Fixed assets are included in other assets in the consolidated balance sheets at December 31, 2005 and 2004. Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method in amounts sufficient to relate the cost of depreciable assets to current earnings over their estimated service lives. Estimated service lives of furniture and equipment generally range from three to seven years and 20 to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the service lives of the improvements.
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
      The Company will adopt SFAS No. 123(R) on January 1, 2006, which requires the recognition of compensation expenses related to stock options, and will revise all prior periods in accordance with

SFAS No. 123(R) at the time of adoption. When revising prior periods under the modified-retrospective transition method, the compensation cost recognized in prior periods will approximate the amount previously reported in the pro forma disclosures.
      During 2005, we continued to recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
      Had compensation expense been recorded in accordance with SFAS 123(R), our net after tax earnings and earnings per share would have been as follows for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except per share data)
Net Earnings
As reported	$300,226	$170,522	$171,303
Stock-based employee compensation expense	(12,109)	(13,984)	(14,866)
Tax effect	5,010	5,527	5,049

Adjusted	$293,127	$162,065	$161,486

Average Shares
Basic	62,760	59,513	55,247
Diluted, adjusted	66,115	62,010	55,989
Basic Earnings Per Share
As reported	$4.78	$2.87	$3.10
Adjusted	$4.67	$2.72	$2.92
Diluted Earnings Per Share
As reported	$4.54	$2.74	$3.01
Adjusted	$4.43	$2.61	$2.88
      In addition, during the years ended December 31, 2005, 2004 and 2003, we recognized compensation expense of $5.3 million ($3.2 million, net of taxes), $2.8 million ($1.7 million, net of taxes) and $2.3 million ($1.4 million, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2005, 2004 and 2003: dividend yield ranging from 1.5% to 4.7%; expected volatility ranging from 26.0% to 39.6%; risk-free interest rates ranging from 3.2% to 4.6%, and expected lives of five years for options granted for each of the three years ended December 31, 2005. The weighted average fair value of options granted during 2005, 2004 and 2003 was $7.68, $8.35 and $6.11 per share, respectively.
NOTE 2 — BUSINESS COMBINATION
      On July 16, 2004, the Company acquired 93.75% of the outstanding common stock of FFHI and related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of $84.6 million. The transaction has been accounted for using the purchase method of accounting and accordingly, the results of operations of Financial Freedom since the acquisition date have been included in the consolidated financial statements of the Company. In accordance with SFAS 141, “Business Combinations”, the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The acquisition increased loans held for sale by $70.9 million and mortgage servicing rights by $41.0 million, respectively. The excess purchase price over the fair value of the net assets acquired amounted to $48.4 million and was recorded as goodwill.

      Pro forma results of operations reflecting the acquisition of Financial Freedom has not been presented because the results of operations of Financial Freedom are not material to the Company’s consolidated results of operations.
NOTE 3 — SEGMENT REPORTING
      The Company operates through two primary segments: mortgage banking and thrift. The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit and Corporate Overhead, respectively, which are included in the “Other” column in the tables below.
      Effective 2005, the gain on sale allocation was modified from funding-based to settlement-based. Previously, the mortgage banking production divisions were credited with gain on sale at production based on the actual amount realized for those loans sold and settled in the period plus an estimate of gain on loans produced but not yet sold. Differences between the gain on sale credited to the production divisions and the consolidated gain on sale due to timing of loan sales were eliminated in consolidation and reported in the “Other” column in the tables below. The mortgage production divisions are now credited with gain on sale of loans based on the actual amount realized for loans sold in the period for that division. Elimination of a funding allocation at the consolidated level is no longer necessary. We have revised all prior period data to conform to the current allocation methodology.
      Loans are occasionally transferred (“sold”) from the production divisions to the thrift divisions at a premium based on the estimated fair value. The premium paid for the loans is recorded as a gain in the production divisions and a premium on the asset in the thrift divisions and eliminated in consolidation. In subsequent periods, this premium is amortized as part of the thrift divisions’ net interest margin and the amortization is reversed in the “Other” column in the tables below.
      The Company hedges the MSRs to protect their economic value. The results in the business segment reflect the economic fair value of the MSRs. The economic fair value may vary from the GAAP value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value are eliminated in consolidation and included in the “Other” column in the tables below.
      The Company’s corporate overhead costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are not allocated to the operating channels and are included in the “Other” column in the tables below.

      Segment information for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Mortgage Banking

	Production	MSRs and	MB			Total
	Divisions	Retained Assets	Overhead	Thrift	Other	Company

	(Dollars in thousands)
2005
Net interest income	$122,142	$49,098	$(1,134)	$233,148	$16,640	$419,894
Net revenues (expense)	728,689	111,184	855	314,330	(49,348)	1,105,710
Net earnings (loss)	272,115	46,500	(26,303)	140,410	(132,496)	300,226
Allocated average capital	420,177	260,036	12,252	620,019	51,873	1,364,357
Assets as of December 31, 2005	$5,104,979	$1,740,639	$175,126	$13,217,216	$1,214,339	$21,452,299
Return on equity	65%	18%	N/A	23%	N/A	22%
2004
Net interest income	$132,316	$62,207	$—	$220,585	$(10,046)	$405,062
Net revenues (expense)	530,564	28,469	2,306	293,557	(103,378)	751,518
Net earnings (loss)	188,337	4,278	(29,419)	139,757	(132,431)	170,522
Allocated average capital	284,067	224,763	—	520,913	122,372	1,152,115
Assets as of December 31, 2004	$4,416,606	$1,572,184	$145,200	$9,751,579	$940,075	$16,825,644
Return on equity	66%	2%	N/A	27%	N/A	15%
2003
Net interest income (expense)	$128,008	$68,919	$—	$137,340	$(23,330)	$310,937
Net revenues (expense)	495,239	61,056	2,100	162,212	(70,323)	650,284
Net earnings (loss)	205,296	33,758	(24,511)	67,257	(110,497)	171,303
Allocated average capital	178,194	203,568	—	347,968	206,340	936,070
Assets as of December 31, 2003	$1,764,397	$1,167,065	$168,297	$9,606,537	$534,095	$13,240,391
Return on equity	115%	17%	N/A	19%	N/A	18%

NOTE 4 — MORTGAGE-BACKED SECURITIES AND AGENCY NOTES
      As of December 31, 2005 and 2004, our MBS and agency notes were comprised of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Mortgage-backed securities — Trading
AAA-rated non-agency securities	$52,633	$—
AAA-rated and agency interest-only securities	78,731	90,658
AAA-rated principal-only securities	9,483	18,598
Prepayment penalty securities	75,741	33,451
Other investment grade securities	8,830	9,219
Other non-investment grade securities	4,480	4,198
Non-investment grade residual securities	119,064	78,912

Total mortgage-backed securities — Trading	$348,962	$235,036

Mortgage-backed securities and agency notes — Available for sale
AAA-rated non-agency securities	$3,524,952	$3,166,600
AAA-rated agency securities	43,014	14,903
Other investment grade securities	83,290	137,603
Other non-investment grade securities	53,232	78,854
Non-investment grade residual securities	48,707	56,475

Total mortgage-backed securities and agency notes — Available for sale	$3,753,195	$3,454,435

      Contractual maturities of the MBS and agency notes generally range from 10 to 30 years. Expected weighted average lives of these securities generally range from several months to five years due to borrower prepayments occurring prior to the contractual maturity.
      The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as available for sale:

	December 31,

	2005	2004

	(Dollars in thousands)
Amortized cost	$3,793,494	$3,467,076
Gross unrealized holding gains	5,382	9,669
Gross unrealized holding losses	(45,681)	(22,310)

Estimated fair value	$3,753,195	$3,454,435

      The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of December 31, 2005

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

			(Dollars in thousands)
Securities — Available for Sale:
AAA-rated agency securities	$(300)	$37,742	$—	$—	$(300)	$37,742
AAA-rated non-agency securities	(10,933)	1,150,440	(33,235)	1,098,490	(44,168)	2,248,930
Other investment grade securities	(994)	28,619	—	—	(994)	28,619
Other non-investment grade securities	—	—	—	—	—	—

Total Securities — Available for Sale	$(12,227)	$1,216,801	$(33,235)	$1,098,490	$(45,462)	$2,315,291

	As of December 31, 2004

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(Dollars in thousands)
Securities — Available for Sale:
AAA-rated agency securities	$—	$—	$(210)	$6,726	$(210)	$6,726
AAA-rated non-agency securities	(13,237)	1,390,023	(8,622)	337,679	(21,859)	1,727,702
Other investment grade securities	(221)	30,233	—	—	(221)	30,233
Other non-investment grade securities	(20)	630	—	—	(20)	630

Total Securities — Available for Sale	$(13,478)	$1,420,886	$(8,832)	$344,405	$(22,310)	$1,765,291

      As of December 31, 2005, the securities that have been in unrealized loss position for 12 months or more are primarily related to 46 AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 7% or less of their respective amortized cost basis.
      As a result of our periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments”(“EITF 99-20”), during the years ended December 31, 2005, 2004 and 2003, we recorded $0.6 million, $1.6 million and $2.3 million, respectively, in impairment charges on non-investment grade and residual securities.
      We value AAA-rated interest-only securities using an option-adjusted spread (“OAS”) methodology, in which discount rates and future cash flows vary over time with the level of rates implied by each of 200 randomly-generated forward interest rate paths. When available, market information is used to validate these assumptions. The prepayment rates used to value our AAA-rated interest-only securities portfolio are based primarily on four-factor prepayment models which incorporate relative weighted average coupon (“WAC”), seasoning, burnout, and seasonality, as well as expectations of future rates implied by the forward LIBOR/swap curve. At December 31, 2005 and 2004, the weighted average constant lifetime prepayment rate assumption was 20.3% and 14.9%, respectively, and the implied yield was 8.0% and 11.3%, respectively.
      The fair value of our residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. We maintain a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratio, borrower credit scores and property type. The following table details the assumptions used in valuing the residual securities as of December 31, 2005 and 2004:

	December 31,

	2005				2004

	Prime	Subprime	Lot	HELOC	Prime	Subprime	Lot	HELOC

Weighted average discount rate	15.0%	24.9%	21.6%	19.0%	15.0%	24.7%	19.3%	19.0%
Projected prepayment rate	46.3%	37.1%	43.1%	44.0%	36.9%	33.6%	41.0%	36.7%
Remaining cumulative losses	0.2%	2.9%	0.4%	0.9%	0.2%	2.5%	0.4%	0.9%
      The fair value of all of our other investment and non-investment grade mortgage-backed securities is estimated based on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses, and market information when available.
      As of December 31, 2005, the aggregate amount of the securities from each of the following three issuers was greater than 10% of the shareholders’ equity. These issuers are qualifying special-purpose entities created by the Company in conjunction with the securitization transactions with the objective to recharacterize loans as securities for the purposes of (1) lower our cost of funds, (2) improve our liquidity profile, and (3) improve our risk profile through the use of bond insurance. Of the total securities from these issuers, $1,223.8 million of the securities are AAA-rated asset-backed certificates with approximately $1.0 billion insured by a third party.

	Amortized	Fair Market
Name of Issuer	Cost	Value

	(Dollars in thousands)
Residential Asset Securitization Trust Series 2005-A15	$297,367	$298,084
IndyMac Certificate Trust 2004-1	526,901	528,155
IndyMac Certificate Trust 2004-2	529,576	529,357

Total	$1,353,844	$1,355,596

NOTE 5 — LOANS RECEIVABLE
      A summary of loans receivable follows:

	December 31,

	2005	2004

	(Dollars in thousands)
Principal balance of loans held for sale	$5,933,524	$4,356,315
Unamortized premiums and fees	95,428	90,313
Hedge effects and other valuation adjustments	(4,768)	(1,056)

Total loans held for sale	6,024,184	4,445,572

Principal balance of mortgage loans held for investment	5,645,741	4,588,700
Unamortized premium and fees on mortgage loans held for investment	88,273	74,484
Outstanding balances on other loans held for investment(1)	2,546,167	2,087,246
Unamortized net deferred loan fees on other loans held for investment	(1,812)	(677)
Allowance for loan losses	(55,168)	(52,891)

Total loans held for investment	8,223,201	6,696,862

Total loans receivable	$14,247,385	$11,142,434

(1)	Includes construction and income property loans and revolving warehouse lines of credit.

      Substantially all of the mortgage loans that we acquired are non-conforming loans secured by first liens on single-family residential properties. Approximately 53% of the principal amount of single family mortgage loans held for investment at December 31, 2005 was collateralized by properties located in California.
      Our impaired loans by collateral type consist of the following:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Builder construction loans	$430	$11,546	$9,704
Consumer construction loans	8,819	9,553	8,953
Specific reserves	(802)	(3,622)	(2,161)

Total impaired loans	$8,447	$17,477	$16,496

Average balance during the year	$14,636	$21,188	$18,420

      Two impaired builder construction loans reported at December 31, 2004 were fully paid during 2005. For the years ended December 31, 2005, 2004, and 2003, the amount of interest foregone on impaired construction loans was $1.4 million, $1.5 million and $1.4 million, respectively. The amount of interest income recognized on a cash basis on impaired construction loans was $0.6 million, $0.2 million and $8 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE 6 — ALLOWANCE FOR LOAN LOSSES
      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based upon judgments and assumptions about various matters, including general economic conditions, loan portfolio composition, prior loan loss experience, delinquency trends and our ongoing examination process. The allowance for loan losses of $55.2 million is considered adequate to cover probable losses inherent in the loan portfolio at December 31, 2005. However, no assurance can be given that we will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of then-prevailing factors, including economic conditions, credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant changes in the allowance for loan losses.
      The table below summarizes the changes to the allowance for loan losses for the years ended:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$52,891	$52,645	$50,761
Provision for loan losses	9,978	8,170	19,700
Charge-offs net of recoveries
SFR mortgage loans	(1,428)	(3,060)	(3,888)
Land and other mortgage loans	(168)	—	(11)
Builder construction	(105)	(76)	(3,268)
Consumer construction	(2,022)	(1,387)	(1,378)
Discontinued product lines*	(3,978)	(3,401)	(9,271)

Charge-offs net of recoveries	(7,701)	(7,924)	(17,816)

Balance, end of period	$55,168	$52,891	$52,645

*	Includes manufactured home loans and home improvement loans, which were discontinued.

NOTE 7 — MORTGAGE SERVICING RIGHTS
      The carrying value of our capitalized MSRs was $1,094.5 million, $640.8 million and $443.7 million at December 31, 2005, 2004 and 2003, respectively. The assumptions used to value MSRs at December 31, 2005, 2004 and 2003 are as follows:

							Valuation Assumptions
	Actual
							Remaining
					3-Month	Weighted-	Lifetime
		Collateral	Gross	Servicing	Prepayment	Average	Prepayment	Discount
	Book Value	Balance	WAC	Fee	Speed	Multiple	Speeds (CPR)	Yield

	(Dollars in thousands)
December 31, 2005	$1,094,490	$84,495,133	6.19%	0.37%	21.7%	3.54	21.4%	10.7%
December 31, 2004	$640,794	$50,218,965	5.73%	0.36%	24.0%	3.54	20.8%	10.3%
December 31, 2003	$443,688	$30,773,545	6.53%	0.32%	31.0%	4.51	16.8%	10.0%
      The changes in MSRs are as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance at beginning of period	$640,794	$443,688	$300,539
Additions from Financial Freedom acquisition	—	41,003	—
Additions	706,641	377,003	291,849
Transfers to prepayment penalty and/or AAA-rated and agency interest-only securities	(8,491)	(5,362)	(47,311)
Clean-up calls exercised	(3,911)	(18,754)	(10,256)
Amortization	(227,084)	(146,491)	(85,590)
Valuation/impairment	(42,502)	(40,666)	(5,543)
FAS 133 basis adjustments	29,043	(9,627)	—

Balance at end of period	$1,094,490	$640,794	$443,688

      Changes in the valuation allowance for impairment of MSRs are as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance at beginning of period	$(87,997)	$(59,529)	$(179,586)
Provision for valuation	(42,502)	(40,666)	(5,543)
Clean-up calls exercised	2,681	8,353	10,107
Permanent impairment	—	3,845	115,315
Other	—	—	178

Balance at end of period	$(127,818)	$(87,997)	$(59,529)

NOTE 8 — INVESTMENT IN FEDERAL HOME LOAN BANK STOCK
      The investment in Federal Home Loan Bank stock consisted of capital stock, at cost, totaling $556.3 million and $390.7 million as of December 31, 2005 and 2004, respectively. Total dividend income recognized was $21.2 million, $13.9 million and $9.6 million, respectively, in 2005, 2004 and 2003. We earned a yield of 4.44%, 4.04% and 4.23% in 2005, 2004 and 2003, respectively. The investment in Federal Home Loan Bank stock is required to permit Indymac Bank to borrow from the Federal Home Loan Bank of San Francisco.

NOTE 9 — OTHER ASSETS
      The major components of other assets are as follows:

	December 31,

	2005	2004

	(Dollars in thousands)
Fixed assets and software development, net	$239,590	$174,637
Hedging related deposits	43,375	23,883
Accounts receivable	65,775	42,594
Income tax receivable	66,223	—
Derivative financial instruments at fair value	211,066	95,932
Servicing related advances	54,944	48,100
Investment in non-consolidated trusts	12,484	9,188
Investment in real estate	36,750	1,600
Other	57,965	30,705

Total other assets	$788,172	$426,639

      Software development and fixed assets included in other assets are detailed below:

	December 31,

	2005	2004

	(Dollars in thousands)
Software development	$130,422	$87,532
Accumulated amortization	(52,360)	(33,930)

Net software development	78,062	53,602
Data processing equipment	80,238	65,183
Furniture and equipment	56,881	34,667
Leasehold improvements	38,620	14,024
Land and buildings	60,706	59,724

Subtotal	236,445	173,598
Accumulated depreciation	(87,704)	(65,350)
Land	12,787	12,787

Total fixed assets and software development, net	$239,590	$174,637

      The increase in fixed assets and software development was primarily due to the increase in software development, data processing equipment, furniture and equipment, and leasehold improvements. The opening of mortgage banking regional offices as well as additional retail branches has contributed to the increase in data processing, furniture and equipment, and leasehold improvements.
      Additionally, included in our other assets were $36.8 million investment in real estate projects. The amount represents our funding in the real estate projects as well as the mezzanine debt financing provided to the borrowers. The special purpose entities formed related to these real estate projects have been evaluated and determined to be variable interest entities (“VIEs”) under the definition of FIN No. 46 and we are deemed to be the primary beneficiary of the VIEs, and thus, required to consolidate the VIEs. The minority interests in the VIEs are reported on our consolidated balance sheet as other liabilities.
      Hedging related deposits represent margin deposits with our clearing agent or counterparties associated with our hedge positions. For further information on our derivative financial instruments, see “Footnote 15 — Derivative Instruments.”

      Depreciation and amortization expense was $44.1 million, $36.0 million and $27.6 million, for the years ended December 31, 2005, 2004, and 2003, respectively.
NOTE 10 — DEPOSITS
      A summary of the carrying value of deposits, rates, and maturities of certificates of deposit follows:

	December 31,

	2005		2004

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non interest-bearing checking	$63,308	0.0%	$55,359	0.0%
Non interest-bearing checking — Loan servicing accounts	493,936	0.0%	622,589	0.0%
Interest-bearing checking	55,479	1.3%	42,306	1.0%
Savings	1,194,963	3.6%	1,527,466	2.2%

Total core deposits	1,807,686	2.4%	2,247,720	1.5%
Certificates of deposit, due:
Within one year	5,503,280	4.0%	2,891,077	2.7%
One to two years	276,311	4.2%	510,012	3.4%
Two to three years	39,794	4.0%	63,623	3.6%
Three to four years	35,591	4.3%	27,739	3.8%
Four to five years	8,982	4.4%	3,308	3.8%
Over five years	280	4.6%	—	—

Total certificates of deposit	5,864,238	4.0%	3,495,759	2.8%

Total deposits	$7,671,924	3.6%	$5,743,479	2.3%

      The interest expense by deposit type for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Interest-bearing checking	$603	$390	$350
Savings	37,561	32,488	24,623
Certificates of deposit	157,364	70,734	62,855

Total interest expense on deposits	$195,528	$103,612	$87,828

      At December 31, 2005, accrued interest payable was $26 thousand, $140 thousand, and $10.5 million for interest-bearing checking, savings, and certificates of deposit, respectively.

      The following table summarizes certificates of deposit in amounts of $100,000 or more by remaining contractual maturity:

	December 31,

	2005	2004

	(Dollars in thousands)
Three months or less	$1,126,906	$374,317
Three to six months	1,033,109	481,035
Six to twelve months	1,314,711	835,093
Over twelve months	169,127	275,008

Total certificates of deposit ($100,000 or more)	$3,643,853	$1,965,453

NOTE 11 — ADVANCES FROM THE FHLB
      As a member of the FHLB, we maintain a credit line that is based largely on a percentage of total regulatory assets. Advances totaled $7.0 billion at December 31, 2005 and $6.2 billion at December 31, 2004, and are collateralized in the aggregate by loans, securities, all FHLB stock owned and by deposits with the FHLB. The maximum amount of credit that the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral for the borrowing.
      Scheduled maturities of advances from the FHLB were as follows:

	December 31, 2005		December 31, 2004

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Within one year	$5,127,000	4.1%	$4,595,000	2.3%
One to two years	731,000	4.0%	1,125,000	2.7%
Two to three years	574,000	4.2%	362,000	3.5%
Three to four years	145,000	4.6%	80,000	3.6%
Four to five years	376,000	4.6%	—	—

Total	$6,953,000	4.1%	$6,162,000	2.5%

      Financial data pertaining to advances from the FHLB were as follows:

	Rate/Amount
	December 31,

	2005	2004

	(Dollars in thousands)
Weighted average coupon rate, end of year	4.1%	2.5%
Weighted average rate during the year, including hedge effect	3.3%	2.5%
Average balance of advances from FHLB	$8,439,903	$5,809,913
Maximum amount of advances from FHLB at any month end	$9,186,000	$6,777,000
Interest expense for the year	$281,929	$145,925
      As of December 31, 2005 and 2004, respectively, there were no advances from the FHLB subject to call or put options.
      We had $4.5 billion and $2.5 billion of unused committed financing from the FHLB at December 31, 2005 and 2004, respectively.

NOTE 12 — OTHER BORROWINGS
      Other borrowings of the Company consisted of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Loans and securities sold under agreements to repurchase	$3,057,262	$1,930,686
HELOC notes payable	998,289	996,976
Trust preferred debentures	308,661	215,205
Revolving syndicated bank credit facilities	—	19,185
Other notes payable	2,890	—
Collateralized mortgage obligations	168	189

	$4,367,270	$3,162,241

Loans and Securities Sold Under Agreements to Repurchase
      We sold, under agreements to repurchase, securities of the U.S. government and its agencies, specific loans and other approved investments to various broker-dealers pursuant to committed credit facilities totaling $4.2 billion ($3.5 billion whole loan facilities and $672.9 million bond facilities) at December 31, 2005. The amounts outstanding under these repurchase agreements were $3.1 billion at December 31, 2005, of which $2.5 billion were draws on the committed credit facilities and approximately $600 million represented the uncommitted financing. The amount outstanding under loans and securities sold under agreements to repurchase was $1.9 billion at December 31, 2004. Our outstanding repurchase agreements have an average maturity of less than 30 days.
      These repurchase agreements generally reprice on an overnight-to-one-month basis for loans, and a one-to-three-month basis for securities, bearing interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. For the years ended December 31, 2005 and 2004, the weighted average borrowing rate on repurchase agreements was 3.9% and 2.2%, respectively. We were in compliance with all material financial covenants under these repurchase agreements at December 31, 2005 and 2004.
HELOC Notes Payable
      During 2004, the Company financed $1.0 billion in HELOC loans through two separate securitization transactions. The securitization trusts issued AAA-rated asset-backed certificates, and the Company pledged the certificates to secure these nonrecourse notes payable. Interest rates on the notes are based on LIBOR plus a margin. For the years ended December 31, 2005 and 2004, the cost of funds on these notes was 3.65% and 1.95%, respectively.
Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and a warrant to purchase Indymac Bancorp’s common stock. As part of this transaction, Indymac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and to fund future growth and/or repurchases of Indymac Bancorp stock under its share repurchase program. The holder of units has the right to exchange the trust preferred securities related to the exercised warrants for subordinated debentures within 60 days following the exercise. During 2005, a total of 86,900 warrants were exercised at an average exercise price of

$34.94 per share to purchase 138,794 shares of Indymac Bancorp’s common stock. Subsequently, one of the unit holders redeemed $5,000 of the subordinated debentures in conjunction with the warrants exercised.
      In December 2005, December 2004, December 2003, and July 2003, we issued pooled trust preferred securities of $90 million, $30 million, $30 million and $30 million, respectively, through the trusts formed by us. These securities were issued at rates of 6.31%, 5.83%, 6.30%, and 6.05%, respectively. The rates are fixed for a five year term, after which the rates reset quarterly indexed to 3-months LIBOR. The securities can be called at the option of Indymac Bancorp five years after issuance. In each of these transactions, Indymac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions matches the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.
      Our investment in these non-consolidated trusts totaled $12.5 million and $9.2 million at December 31, 2005 and 2004, respectively, and is included in Other Assets. The subordinated debentures underlying the trust preferred securities, and which represent the liabilities due from Indymac Bancorp to the trusts, amounted to $308.7 million and $215.2 million at December 31, 2005 and 2004, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.
Revolving Syndicated Bank Credit Facilities
      In July 2002, we renewed a committed credit facility in the aggregate amount of $100 million with Bank of America. We paid off this facility in full in January 2005 and elected not to renew it. Total interest expense recorded in 2005 was $215 thousand. The amount of borrowings outstanding under the Bank of America facility was $19.2 million at December 31, 2004. The weighted average borrowing rate was 2.6% and 2.1% at December 31, 2004 and 2003, respectively.
      In June 2005, a new revolving unsecured syndicated bank facility in the aggregate amount of $75 million was executed between Indymac Bancorp and Wells Fargo Bank, N.A.. Interest rate is based on LIBOR plus an applicable margin. We did not draw on the line during 2005 and thus, carried no outstanding balance at December 31, 2005. At December 31, 2005, we were in compliance with all material financial covenants under this revolving credit facility.
Other Notes Payable
      The Company participates in certain real estate construction projects through the builder construction division. The special purpose entities formed related to these real estate projects have been evaluated and determined to be variable interest entities (“VIEs”) under the definition of FIN No. 46 and we are deemed as the primary beneficiary of the VIEs, and thus, required to consolidate the VIEs. At December 31, 2005, the $2.9 million represents the notes payable in the VIEs.
Collateralized Mortgage Obligations
      Collateralized mortgage obligations (“CMOs”) are secured by a pledge of mortgage loans, MBS and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collect principal and interest payments on the underlying collateral, reinvest such amounts in the guaranteed investment contracts, and make corresponding principal and interest payments on the CMOs to the bondholders. Our net equity investments in CMOs amounted to approximately $150,000 and $151,000 at December 31, 2005 and 2004, respectively. The weighted average coupon on CMOs was 11.6% and 11.5% at December 31, 2005 and 2004, respectively.

Commitment Fees
      At December 31, 2005 and 2004, we had deferred commitment fees totaling $1.9 million and $1.2 million, respectively. The amortization of $3.2 million and $2.7 million was recognized as interest expense in 2005 and 2004, respectively. We amortize these fees over the contractual life of the borrowings.
Pledged Borrowings
      We pledged certain of our loans and securities for our borrowings, which mainly consist of advances from FHLB and loans and securities sold under agreements to repurchase. The following table provides information related to such pledged assets as of December 31, 2005 and 2004.

	December 31,

	2005	2004

	(In millions)
Loans pledged for FHLB	$6,926	$5,684
Securities pledged for FHLB	1,425	1,482
Loans pledged for repurchase agreements	3,280	2,248
Securities pledged for repurchase agreements	1,327	903
Loans pledged for other	—	135

Total pledged	$12,958	$10,452

      As of December 31, 2005, pledged assets exceeded our borrowings by approximately $2.9 billion. The excess collateral was held by a trustee and pledged to our lenders. The following table details the amounts allocated among the various lenders.

	December 31,

	2005	2004

	(In millions)
FHLB	$1,398	$1,004
Merrill Lynch	924	914
Morgan Stanley	258	77
UBS Warburg	309	185
Bank of America	—	116
Other	57	43

Total excess	$2,946	$2,339

Debt Covenants
      The Company is subject to various debt covenants as a condition of its borrowing facilities. As of December 31, 2005, in addition to the standard covenants of timely repayments of interest and principal, the key debt covenants, include maintaining minimum well-capitalized capital ratios (5%, 6%, and 10% for core capital, Tier 1 risk-based and total risk-based capital, respectively), no less than “B” rating on the corporate bond by Standard & Poor’s or Fitch, and minimum net worth of $1 billion for the Company. As of December 31, 2005, we believe we were in compliance with all material financial covenants under our borrowing facilities.

NOTE 13 — PARENT COMPANY FINANCIAL STATEMENTS
      The following tables present Indymac Bancorp parent only financial information:
Condensed Balance Sheets

	December 31,

	2005	2004

	(Dollars in thousands)
Assets
Cash	$67,697	$105,086
Securities classified as trading	6,418	19,556
Securities classified as available for sale	72,083	92,085
Loans held for investment, net	2,016	3,342
Investment in and advances to subsidiaries	1,742,770	1,326,430
Intercompany receivables	1,676	9,199
Investment in non-consolidated subsidiary	12,484	9,188
Foreclosed assets	—	7,315
Other assets	16,486	7,574

Total assets	$1,921,630	$1,579,775

Liabilities and Shareholders’ Equity
Trust preferred debentures	$308,661	$215,205
Loans and securities sold under agreements to repurchase	69,128	85,423
Other liabilities	16,068	13,109
Shareholders’ equity	1,527,773	1,266,038

Total liabilities and shareholders’ equity	$1,921,630	$1,579,775

Condensed Statements of Earnings

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Interest income
Securities available for sale and trading	$7,836	$6,033	$5,069
Loans	328	543	1,197
Other	2,611	2,274	1,065

Total interest income	10,775	8,850	7,331
Interest expense
Trust preferred debentures	17,182	15,319	12,221
Other	4,032	2,409	894

Total interest expense	21,214	17,728	13,115

Net interest (loss) income	(10,439)	(8,878)	(5,784)
Provision for loan losses	(500)	(1,476)	890

Net interest loss after provision for loan losses	(9,939)	(7,402)	(6,674)
Other income
Equity in earnings of subsidiaries	308,802	183,111	179,878
Net gain on securities	4,299	3,972	5,760
Other income, net	53	20	18

Total other income	313,154	187,103	185,656

Net revenues	303,215	179,701	178,982
Expenses	12,589	8,983	13,147

Earnings before provision for income tax	290,626	170,718	165,835
Income tax benefit	(6,977)	(4,712)	(5,468)

Net earnings	$297,603	$175,430	$171,303

Condensed Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$297,604	$175,430	$171,303
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and net amortization (accretion)	3,411	2,550	(1,306)
Gain on mortgage-backed securities, net	(4,299)	(3,972)	(5,760)
Provision for loan losses	(500)	(1,476)	889
Equity in earnings of subsidiaries	(308,802)	(183,111)	(179,878)
Net purchases of trading securities	—	(18,961)	—
Payments from trading securities	19,332	17,860	28,363
Net decrease in other assets and liabilities	5,565	1,711	10,791

Net cash provided by (used in) operating activities	12,311	(9,969)	24,402

Cash flows from investing activities:
Net decrease in loans held for investment	1,809	3,908	8,207
Net purchases of securities available for sale	(21,196)	(138,260)	(3,104)
Payments on available for sale securities	41,304	51,078	312
Cash dividends received from Indymac Bank	146,212	38,518	—
Decrease (increase) in investment in and advances to subsidiaries, net of cash payments	5,102	(8,496)	(12,114)
Capital contributions to Indymac Bank	(247,265)	(120,000)	—
Net purchases of property, plant and equipment	(25)	(2,661)	—

Net cash used in investing activities	(74,059)	(175,913)	(6,699)

Cash flows from financing activities:
Proceeds from issuance of trust preferred debentures	90,000	30,000	58,962
Net (decrease) increase in loans and securities sold under agreements to repurchase	(17,118)	84,216	—
Net proceeds from issuance of common stock	—	100,171	—
Net proceeds from stock options and notes receivable	50,560	39,882	33,635
Cash dividends paid	(98,501)	(72,414)	(30,602)
Purchases of common stock	(582)	(597)	(467)

Net cash provided by financing activities	24,359	181,258	61,528

Net (decrease) increase in cash and cash equivalents	(37,389)	(4,624)	79,231
Cash and cash equivalents at beginning of period	105,086	109,710	30,479

Cash and cash equivalents at end of period	$67,697	$105,086	$109,710

NOTE 14 — TRANSFERS AND SERVICING OF FINANCIAL ASSETS
Retained Assets
      In conjunction with the sale of mortgage loans in private-label securitizations and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs, to a lesser degree, AAA-rated interest-only securities, AAA-rated principal-only securities, investment grade securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $592.2 million in gain on sale of loans earned during the year ended December 31, 2005 included the retention of $701.2 million of servicing assets, and $187.8 million of other retained assets. For the years ended December 31, 2004 and 2003, we recognized a total of $363.8 million and $387.3 million in gain on sale of loans, respectively. The fair value of retained assets totaling $775.2 million and $385.5 million in 2004 and 2003, respectively, was included as a component of these gains.
      The portfolio of AAA-rated and agency interest-only securities at December 31, 2005 was comprised of AAA-rated interest-only securities retained in our loan securitization activities as well as the agency interest-only securities. Agency interest-only securities were created by securitizing a portion of the contractual servicing fee related to loans sold to the GSEs prior to 2005. These securities represent the unconditional right to receive cash flows based on the cash flow from the underlying loans. These securities are legally separate from contractual servicing fees and can be sold or pledged by the Company without restriction. Starting in 2005, we decided not to retain agency interest-only securities.
      The key assumptions used in measuring the fair value of retained assets at the time of sale during the year ended December 31, 2005 on a weighted average basis were as follows:

				Projected
	Retained	Lifetime	Discount	Loss
	Balance	CPR	Yield	Rate

	(Dollars in thousands)
Mortgage servicing rights	$701,178	20.2%	11.4%	N/A
AAA-rated interest-only securities	25,168	23.6%	11.3%	N/A
AAA-rated principal-only securities	13,073	9.3%	5.8%	N/A
Prepayment penalty securities	38,742	18.6%	8.2%	N/A
Investment grade mortgage-backed securities	38,241	35.7%	6.8%	N/A
Non-investment grade mortgage-backed securities	14,224	37.7%	12.6%	0.8%
Non-investment grade residual securities	58,396	37.4%	23.3%	2.0%

Total	$889,022

      The following table shows the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2005. The adverse change of prepayment speed is assumed as an increase in prepayment speed as MSRs represent our largest retained assets at December 31, 2005. The negative amounts in the table indicate increases in value resulting from changes in prepayment speed, which partially offset the declines in value of other retained assets.

					Investment	Non-Investment
		AAA-Rated	AAA-Rated		Grade	Grade
		and Agency	Principal-	Prepayment	Mortgage-	Mortgage-
	Mortgage	Interest-Only	Only	Penalty	Backed	Backed	Residual
	Servicing	Securities	Securities	Securities	Securities	Securities	Securities	Total

	(Dollars in thousands)
Balance sheet carrying value of retained interests	$1,094,490	$78,731	$9,483	$75,741	$92,120	$57,712	$167,771	$1,576,048

Prepayment speed assumption	21.4%	20.3%	9.7%	23.7%	35.8%	37.6%	36.3%	N/A
Impact on fair value of 10% adverse change of prepayment speed	$59,033	$6,045	$(244)	$(7,098)	$2,239	$(555)	$8,657	$68,077
Impact on fair value of 20% adverse change of prepayment speed	$102,835	$11,167	$(447)	$(14,008)	$4,087	$(1,253)	$11,835	$114,216
Discount rate assumption	10.7%	8.0%	5.7%	9.0%	8.2%	12.4%	21.6%	N/A
Impact on fair value of 100 basis point adverse change	$31,863	$5,790	$519	$703	$1,759	$681	$16,834	$58,149
Impact on fair value of 200 basis point adverse change	$61,809	$9,508	$987	$1,395	$4,355	$881	$34,594	$113,529
Net credit loss assumption	N/A	N/A	N/A	N/A	N/A	0.7%	1.6%	N/A
Impact on fair value of 10% adverse change in credit losses	N/A	N/A	N/A	N/A	N/A	$779	$14,921	$15,700
Impact on fair value of 20% adverse change in credit losses	N/A	N/A	N/A	N/A	N/A	$1,531	$26,445	$27,976
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

Credit Risk on Securitizations
      With regard to the issuance of private-label securitizations, we retain certain limited credit exposure in that we may choose to retain non-investment grade securities and residuals. These securities are subordinate to investors’ investment-grade interests. We do not have credit exposure associated with non-performing loans in securitizations beyond our investment in retained interests in non-investment grade securities and residuals. The value of our retained interests include credit loss assumptions on the underlying collateral pool to estimate this risk. The following table summarizes the collateral balance associated with our servicing portfolio of sold loans, and the balance of non-investment grade securities and residual securities retained at December 31, 2005.

		Balance of Retained Assets
		With Credit Exposure

	Total Loans	Non-Investment
	Serviced	Grade Securities	Residuals

	(Dollars in thousands)
Prime
Indymac securitizations	$28,185,932	$57,712	$107,854
GSEs	39,461,085	—	1,691
Whole loan sales	11,907,558	—	—
Subprime
Indymac securitizations	4,817,747	—	58,226
Whole loan sales	1,231	—	—
Manufactured housing securitization	121,580	—	—

Total	$84,495,133	$57,712	$167,771

      As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make certain payments to settle breaches of our standard representations and warranties made as part of the loan sales or securitizations. In anticipation of future expected losses related to these loans, we have established secondary market reserves and have recorded provisions of $19.6 million, $22.9 million, and $26.7 million to this reserve as reductions to our gain on sale of loans during 2005, 2004, and 2003, respectively. The balance in this reserve was $27.6 million and $35.6 million at December 31, 2005 and 2004, respectively, which is included on the consolidated balance sheets as a component of Other Liabilities. The calculation of the reserve is a function of estimated losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sale distribution channels.
Qualifying Special-Purpose Entities
      All loans sold in our private-label securitizations are issued through securitization trusts, which are “qualifying special-purpose entities” under SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Cash flows received from and paid to securitization trusts during the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Proceeds from new securitizations	$31,018,699	$12,205,539	$5,276,875
Servicing fees received	63,720	27,024	17,347
Other cash flows received on retained interests	132,330	99,542	94,341
Clean-up calls	(141,487)	(677,318)	(1,611,841)
Loan repurchases for representations and warranties	(8,400)	(1,100)	(1,900)

      As part of our normal servicing operations, the Company advanced cash to investors totaling $61.1 million and $65.1 million during the years ended December 31, 2005 and 2004, respectively, and received cash reimbursements from investors totaling $61.4 million and $65.0 million, respectively.
      From time to time, Indymac creates Net Interest Margin (“NIM”) trusts for the securitization of residual securities and securities associated with prepayment charges on the underlying mortgage loans from prior or recently completed securitization transactions. NIM trusts issue notes to outside investors secured by the residual securities and securities associated with prepayment charges on the underlying mortgage loans we contribute to the trusts. The NIM notes are obligations of the NIM trusts and are collateralized only by the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We are not obligated to make any payments on the notes. These entities represent qualified special-purpose entities and meet the legal isolation criteria of SFAS 140. Therefore, these entities are not consolidated for financial reporting purposes, in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We receive cash flows from our retained interests in the NIM trusts once the notes issued to the investors are fully paid off. We created four NIM trusts during 2005 and three NIM trusts during 2004. At inception of the trusts, we retained a 18.7% and 19.4% interest in these trusts during 2005 and 2004, respectively. At December 31, 2005 and 2004, these NIM trusts held assets valued at $187.9 million and $142.6 million, respectively, and our retained interests in these NIM trusts were valued at $52.4 million and $42.5 million, respectively. Our retained interests in the NIM trusts are included as a component of securities classified as trading securities on the consolidated balance sheets.

NOTE 15 —	DERIVATIVE INSTRUMENTS
      We follow the provisions of SFAS 133, as amended, for our derivative instruments and hedging activities, which requires us to recognize all derivative instruments on the consolidated balance sheets at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2005 and 2004:

•	FNMA and FHLMC forward contracts

•	Interest rate swap agreements

•	Interest rate swaption agreements

•	Interest rate floor agreements

•	Interest rate cap agreements

•	Euro-dollar futures

•	Rate lock commitments
      Generally speaking, if interest rates increase, the value of our rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of GSEs and by using futures and options to economically hedge the fair value of loan commitments and the funded loan portfolio. Under SFAS 133, certain of these positions qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale. Effective April 1, 2004, upon the adoption of SAB No. 105, the loan commitments are initially valued at zero, and the Company only records the change in the fair value of the loan commitments. The initial value inherent in the loan commitments at origination is recorded as a component of gain on sale of loans when the underlying loan is sold. At December 31, 2005 and 2004, the fair value of these commitments amounted to $6.1 million and $1.4 million, respectively.

      We use interest rate swaps, swaption agreements and interest rate caps to reduce our exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. A swaption agreement is an option to enter into a swap agreement in the future. An interest rate cap is a derivative that protects the holder from rates rising above the agreed strike price. The holder receives money at the end of each period in which the interest rate exceed the agreed strike price. Under SFAS 133, the swaps, swaption agreements and caps used to hedge our anticipated borrowings and advances qualify as cash flow hedges. As of December 31, 2005, our interest rate swaps and caps carried deferred gains of $57.9 million, while our swaption agreements carried deferred losses of $42.7 million. The net deferred gain of $9.2 million (net of taxes) was recorded as a component of accumulated other comprehensive income (“AOCI”). Future effective changes in fair value on these interest rate swap, swaption agreements and interest rate caps will be adjusted through AOCI as long as the cash flow hedge requirements continue to be met. Accumulated other comprehensive income contains approximately $24.2 million (net of tax) in deferred cash flow hedge gains and $7.7 million (net of tax) in deferred cash flow hedge losses that the company expects to be realized into income over the next 12 months, based on the respective December 31, 2005 valuations. At December 31, 2004, our interest rate swaps, swaptions and caps carried a net deferred valuation loss of $12.7 million (net of tax), which was recorded as a component of AOCI.
      The Company applied the fair value hedge provisions of SFAS 133 on certain tranches of our MSR asset in 2005 and 2004. Economically, the positions we use to hedge the MSR asset include Euro dollar futures, interest rate caps, swaps and swaptions, which are intended to mitigate valuation declines that result from changes and volatility in the interest rate environment. Gains and losses on both designated and undesignated derivative financial instruments are classified as a component of service fee income for mortgage servicing assets, and as a component of gain or (loss) on mortgage-backed securities, net, for our AAA-rated and agency interest-only, residual and principal-only securities. The FASB has issued an exposure draft providing an option to account for mortgage servicing rights at fair value, and we plan to adopt the fair value accounting when the standard becomes effective, which is expected to be during the first half of 2006. Upon the adoption of the fair value accounting for MSRs, we will no longer have to designate SFAS 133 hedges for our MSRs.
      Indymac recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same income statement captions as effective changes when such ineffectiveness occurs. Indymac recognized gains (losses) totaling $(1.2 million), $0.9 million, and $0.2 million of ineffectiveness in earnings, respectively, for the years ended December 31, 2005, 2004, and 2003.

      We had the following derivative financial instruments as of December 31, 2005 and 2004:

	As of December 31, 2005

	Notional		Expiration
	Amounts	Fair Value	Dates

	(Dollars in thousands)
Loans held for sale hedges:
Rate lock commitments	$6,226,279	$6,110	2006
Forward agency and loan sales	3,123,172	(10,502)	2006
Euro Dollar futures contracts	18,608,000	(2,352)	2006-2010
Mortgage servicing and other servicing-related assets hedges:
Interest rate caps (LIBOR/ Swaps)	1,096,279	30,753	2006-2007
Euro Dollar futures contracts	11,435,000	3,879	2006-2010
Interest rate swaps (LIBOR)	5,453,703	(30,622)	2006-2025
Interest rate swaptions (LIBOR)	2,445,000	80,598	2006-2010
Borrowings and advances hedges:
Interest rate caps (LIBOR/ Swaps)	39,022	418	2007
Interest rate swaps (LIBOR)	3,693,274	58,549	2006-2010
Interest rate swaptions (LIBOR)	1,945,000	11,921	2006-2009

	$54,064,729	$148,752

	As of December 31, 2004

	Notional		Expiration
	Amounts	Fair Value	Dates

	(Dollars in thousands)
Loans held for sale hedges:
Rate lock commitments	$3,547,883	$1,354	2005
Forward agency and loan sales	1,933,000	(4,736)	2005
Euro Dollar futures contracts	7,424,000	1,282	2005-2009
Mortgage servicing and other servicing-related assets hedges:
Interest rate caps (LIBOR/ Swaps)	600,824	—	2005-2006
Interest rate floors (LIBOR/ Swaps)	250,000	4,524	2009
Euro Dollar futures contracts	4,810,000	3,446	2005-2006
Interest rate swaps (LIBOR)	3,050,000	(2,109)	2005-2024
Interest rate swaptions (LIBOR)	1,435,000	31,238	2005-2009
Borrowings and advances hedges:
Interest rate caps (LIBOR)	24,524	249	2007
Interest rate swaps (LIBOR)	4,091,460	28,511	2005-2009
Interest rate swaptions (LIBOR)	2,745,000	17,072	2005-2009

	$29,911,691	$80,831

      While we do not anticipate nonperformance by the counterparties, we manage credit risk with respect to such financial instruments by entering into agreements with entities (including their subsidiaries) approved by a committee of the Board of Directors and with a long term credit rating of “A” or better. For certain counterparties, we do receive margin deposits (cash collateral) to support the financial instruments with these approved entities.

NOTE 16 —	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The following table presents the estimated fair values of the various classes of financial instruments we held as of December 31, 2005 and 2004. Fair value estimates were determined for existing balance sheet and off-balance sheet financial instruments, including derivative instruments, without attempting to estimate the value of certain assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include MSRs, foreclosed assets, fixed assets, goodwill and intangible assets.
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
      Financial instruments consist of the following:

	December 31, 2005		December 31, 2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$442,525	$442,525	$356,157	$356,157
Securities classified as trading	348,962	348,962	235,036	235,036
Securities classified as available for sale	3,753,195	3,753,195	3,454,435	3,454,435
Loans held for sale	6,024,184	6,056,904	4,445,572	4,474,459
Loans held for investment	8,223,201	8,201,674	6,696,862	6,732,885
Investment in FHLB stock	556,262	556,262	390,716	390,716
Financial Liabilities:
Deposits	7,671,924	7,563,494	5,743,479	5,584,017
Advances from the FHLB	6,953,000	6,966,946	6,162,000	6,160,151
Other borrowings	4,367,270	4,458,872	3,162,241	3,141,585
Derivative Financial Instruments:
Commitments to purchase and originate loans	6,110	6,110	1,354	1,354
Commitments to sell loans and securities	(10,502)	(10,502)	(4,736)	(4,736)
Interest rate swaps	27,927	27,927	26,402	26,402
Interest rate swaptions	92,519	92,519	48,310	48,310
Interest rate caps, floors, flooridors and futures	32,698	32,698	9,501	9,501
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
      Commitments to Purchase and Originate Loans. Fair value is estimated based upon the difference between the current value of similar loans and the price at which we have committed to purchase or originate the loans, subject to the anticipated loan funding probability, or fallout factor. With the adoption of SAB No. 105 in 2004, the fair value as of December 31, 2005 and 2004 does not include the initial value inherent in the rate lock commitments at origination and represents the amount of change in value since the inception of the commitments.
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
      Further, we have identified the following loan products underlying our assets whose contractual terms may give rise to a concentration of credit risk and increase our exposures to risk of nonpayment or realization:

a. Hybrid or ARM loans that are subject to future payment increases

b. Option ARM loans that permit negative amortization

c. Loans with combined loan-to-value ratios above 80%

      The following table details the unpaid principal balance of these loans at December 31, 2005 and the related asset carrying value. Our mortgage servicing rights, related to reverse mortgages of $67.9 million with underlying collateral of $7.59 billion at December 31, 2005, were not included in the table below as these loans do not represent significant risk of nonpayment.

	HFI SFR Mortgage		Mortgage Servicing		Non-Investment Grade		Non-Investment Grade
	Loans		Rights		Securities		Residuals

	UPB of	% of	UPB of	% of	UPB of	% of	UPB of	% of
	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral

	(Dollars in thousands)
Hybrid, Option ARM, and All Other ARM Loans:
Hybrid 3/1	$736,422	13.76%	$4,798,000	6.24%	$460,314	7.57%	$366,990	4.38%
Hybrid 5/1	1,621,860	30.30%	9,682,000	12.59%	617,471	10.15%	110,777	1.32%
Hybrid 7/1	317,382	5.93%	1,575,000	2.05%	35,665	0.59%	1,657	0.02%
Hybrid 10/1	227,996	4.26%	3,506,000	4.56%	2,135	0.04%	2,687	0.03%
Option ARMs	1,324,743	24.75%	21,512,000	27.97%	1,442,913	23.71%	—	—
All Other ARMs	787,613	14.72%	3,622,000	4.71%	2,313,770	38.02%	4,008,822	47.81%

Total	$5,016,016	93.72%	$44,695,000	58.12%	$4,872,268	80.08%	$4,490,933	53.56%

Loans with Original Combined Loan-to-Value (“CLTV”) Ratios Above 80%:
>80% -< =90%	$220,714	4.12%	$8,220,786	10.69%	$1,183,776	19.46%	$1,803,134	21.51%
>90% -< =100%	191,596	3.58%	7,540,178	9.81%	493,156	8.10%	759,282	9.06%
>100%	2,102	0.04%	71,045	0.09%	225	0.00%	794	0.00%

Total	$414,412	7.74%	$15,832,009	20.59%	$1,677,157	27.56%	$2,563,210	30.57%

All Underlying Single Family Residential Mortgage Loans and HELOCs:
Collateral	$5,352,381		$76,903,863		$6,084,516		$8,384,514

Assets	$5,441,521		$1,026,571		$57,712		$167,771

NOTE 17	— EXPENSES
      A summary of expenses is as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Salaries and related	$321,144	$233,265	$171,076
Premises and equipment	55,591	43,621	35,899
Loan purchase costs	37,638	34,790	29,916
Professional services	29,237	25,836	20,706
Data processing	45,175	36,181	36,236
Office	33,081	21,870	22,925
Advertising and promotion	44,959	43,488	26,803
Operations and sale of foreclosed assets	2,364	6,693	4,572
Litigation settlement	9,000	—	—
Other	28,201	22,777	18,617

Total operating expenses	606,390	468,521	366,750
Amortization of other intangible assets	591	701	852

Total expenses	$606,981	$469,222	$367,602

NOTE 18 —	INCOME TAXES
      The income tax provision for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Current tax expense
Federal	$21,919	$41,224	$31,756
State	7,670	10,796	8,516

Total current tax expense	29,589	52,020	40,272

Deferred tax expense (benefit)
Federal	140,168	50,523	60,266
State	27,241	8,964	10,841

Net deferred tax expense	167,409	59,487	71,107

Total income tax expense	$196,998	$111,507	$111,379

      The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities is presented below:

	Year Ended December 31,

	2005	2004

	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$22,510	$20,397
State taxes	22,875	12,792

Total deferred tax assets	45,385	33,189

Deferred tax liabilities
MSRs and mortgage-backed securities	(410,294)	(234,180)
Other	(18,940)	(12,089)

Total deferred tax liabilities	(429,234)	(246,269)

Deferred tax liability, net	$(383,849)	$(213,080)

      The effective income tax rate differed from the federal statutory rate for 2005 and 2004 as follows:

	Year Ended
	December 31,

	2005	2004

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax effect	4.6%	4.6%
Other items, net	(0.1)%	(0.1)%

Effective income tax rate	39.5%	39.5%

NOTE 19 —	EARNINGS PER SHARE
      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation:

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(Dollars and shares in thousands, except per
	share data)
December 31, 2005
Basic earnings	$300,226	62,760	$4.78
Effect of options, restricted stocks and warrants	—	3,300	(0.24)

Diluted earnings	$300,226	66,060	$4.54

December 31, 2004
Basic earnings	$170,522	59,513	$2.87
Effect of options and restricted stocks	—	2,639	(0.13)

Diluted earnings	$170,522	62,152	$2.74

December 31, 2003
Basic earnings	$171,303	55,247	$3.10
Effect of options and restricted stocks	—	1,679	(0.09)

Diluted earnings	$171,303	56,926	$3.01

      In November 2001, we issued 3,500,000 shares of warrant, each convertible into 1.5972 shares of Indymac Bancorp’s common stock, as part of the WIRES offering (described more in detail in Note 12). At December 31, 2005, 3,413,100 warrants remained outstanding at an average exercise price of $31.59 per share. These outstanding warrants were included in our 2005 dilutive earnings per share calculation, but were excluded in the computation of diluted earnings per share for 2004 and 2003 because the effects were antidilutive.
      Options to purchase 47,000 shares of common stock at an average exercise price of $44.09 were outstanding at December 31, 2005. These options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

NOTE 20 —	ACCUMULATED OTHER COMPREHENSIVE LOSS
      The following table presents the ending balance in accumulated other comprehensive loss for each component:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net unrealized (loss) gain on mortgage-backed securities available for sale
AAA-rated agency securities	$(141)	$(84)	$(191)
AAA-rated agency notes	—	—	(1,537)
AAA-rated non-agency securities	(26,219)	(11,754)	(4,393)
Other investment and non-investment grade securities	1,354	4,191	717
Residual securities	626	—	—

Net unrealized loss on mortgage-backed securities available for sale	(24,380)	(7,647)	(5,404)
Net unrealized gain (loss) on derivatives used in cash flow hedges	9,223	(12,657)	(21,050)

Total	$(15,157)	$(20,304)	$(26,454)

      The following table presents the changes to other comprehensive income (loss) and the related tax effect for each component:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net unrealized loss on mortgage-backed securities available for sale	$(27,658)	$(3,708)	$(8,949)
Related tax benefit	10,925	1,465	3,535
Net gain (loss) on derivatives used in cash flow hedges	36,165	13,873	(5,443)
Related tax (expense) benefit	(14,285)	(5,480)	2,150

Change to accumulated other comprehensive income (loss)	$5,147	$6,150	$(8,707)

NOTE 21 —	COMMITMENTS AND CONTINGENCIES
Legal Matters
      In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses and the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution. Due to the difficulty of predicting the outcome of such actions, the Company can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods.
Commitments
      We enter into a number of commitments in the normal course of business. These commitments expose us to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the consolidated balance sheets. The following types of non-derivative commitments were outstanding at year end:

	December 31,

	2005	2004

	(Dollars in thousands)
Investment portfolio commitments to:
Purchase loans pursuant to clean-up calls	$—	$58,858
Undisbursed loan commitments:
Builder construction	1,081,188	691,082
Consumer construction	1,189,220	1,050,168
HELOC	731,395	434,192
Revolving warehouse lending	152,384	—
Letters of credit	16,078	10,577
      Indymac Bank has notified the trustees of certain securitization trusts that we intend to exercise our clean-up call rights. A clean-up call right is an option we retain when we securitize our loans and retain the related servicing rights. This option allows us to purchase the remaining loans from the securitization trusts if the amount of outstanding loans falls to a specified level, generally 10% of the original securitized loan pool balance. At this level, the costs of servicing these loans exceeds the economic benefit of servicing the loans. At December 31, 2005, there were no loan purchase commitment under our clean-up call rights. Indymac Bank exercises its clean-up call rights based on management’s assessment of the economic benefits and costs associated with such transactions.
      In 2002, the Company entered into agreements with two mortgage insurance companies to reimburse those companies for any losses incurred on certain portfolios of single-family mortgage loans. The total single-family mortgage loans covered by these agreements was $20.0 million and $51.5 million as of December 31, 2005 and December 31, 2004, respectively. The Company’s obligations under these agreements are accounted for in the secondary marketing reserve, which is included in other liabilities on the consolidated balance sheets. The Company paid total reimbursements, net of premiums received from borrowers, of $0.9 million and $2.1 million in 2005 and 2004, respectively, related to these agreements.
      Our Homebuilder Division issues standby letters of credit to municipalities to guarantee the performance of improvements related to tract construction projects. The risk of loss on the standby letters of credit is mitigated by the fact that the funds to complete the improvements are included in the construction loan balance and supported by the underlying collateral value. We have not incurred any loss on these standby letters of credit since the inception of this practice.
Leases
      We lease office facilities and equipment under lease agreements extending through 2016. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, are as follows for the years ended December 31:

Year	Total

(Dollars in thousands)
2006	$26,980
2007	27,001
2008	24,973
2009	21,717
2010	15,078
Thereafter	31,817

Total	$147,566

      Included in the above table is an average annual payment of $4.6 million, for a total of $19.5 million through March 2010, payable to Countrywide Financial Corp., Inc. (“CFC”) for certain of our corporate offices in Pasadena, California. At the time the lease was entered into, CFC was considered a related party to the Company.
      Rental expense, net of sublease income, for all operating leases was $22.0 million, $15.3 million, and $17.0 million, in 2005, 2004, and 2003, respectively.

NOTE 22 —	RELATED PARTY LOANS
      At December 31, 2005, we had $2.0 million in notes receivable from our employees. At December 31, 2004, we had $1.3 million in notes receivable from our employees. There were no such loans outstanding with directors. These loans have varying interest rates and terms and were secured by Indymac stock or real estate.

NOTE 23 —	REGULATORY REQUIREMENTS
      Federal Reserve Board regulations require depository institutions to maintain certain deposit reserve balances. One of our subsidiaries, Indymac Bank, is a depository institution required to maintain deposit reserves under the Federal Reserve Board regulations. At December 31, 2005, Indymac Bank’s deposit reserve balance of $8.4 million, included in cash and cash equivalents on the consolidated balance sheets, met the required level.
      Indymac Bank’s primary federal regulatory agency, the Office of Thrift Supervision (“OTS”), requires savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital and risk-based capital. To meet general minimum adequately capitalized requirements, a savings association must maintain a tangible capital ratio of 1.5%, a Tier 1 core capital ratio of 3% for the most highly rated associations and 4% for others, and a risk-based capital ratio of 8%. Most associations are expected to maintain capital levels in excess of the above-mentioned capital levels. The OTS regulations also specify minimum requirements to be considered a “well-capitalized institution.” A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater.

Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital must be equal to at least 6% of risk-weighted assets. In order not to be deemed “critically undercapitalized” and therefore subject to immediate remedial action, a savings association must maintain a tangible equity to tangible assets ratio of 2%. As a result of the SGV Bancorp, Inc. acquisition in July 2000, the OTS required that Indymac Bank hold Tier 1 (core) capital of at least 8% of adjusted assets for three years following the consummation of the transaction and maintain a total risk-based capital position of at least 10% of risk-weighted assets. This particular condition expired on July 1, 2003. As of December 31, 2005, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations. However, the characterization of Indymac Bank as “well-capitalized” by the OTS is for “prompt corrective action” purposes only and does not necessarily characterize Indymac Bank’s financial condition.
      During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $383 million at December 31, 2005.
      The following table presents the Indymac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at December 31, 2005. Because not all institutions have uniformly implemented the new subprime guidance, it is possible that Indymac’s risk-based capital ratios will not be comparable to other institutions. The impact of the additional risk-weighting criteria had the effect of reducing Indymac’s risk-based capital by 30 basis points as noted in the table that follows.

		Adjusted for
	As Reported	Additional	Well-
	Pre-Subprime	Subprime	Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tangible	8.21%	8.21%	2.00%
Tier 1 core	8.21%	8.21%	5.00%
Tier 1 risk-based	12.08%	11.78%	6.00%
Total risk-based	12.50%	12.20%	10.00%
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
      In addition to applicable OTS regulatory requirements, Indymac Bank is required to maintain compliance with various servicing covenants such as a minimum net worth requirement. Management believes Indymac Bank was in compliance with all material financial covenants as of December 31, 2005 and 2004.

NOTE 24 —	BENEFIT PLANS
Stock Incentive Plans
      We have two stock incentive plans, the 2002 Incentive Plan, as Amended and Restated, and the 2000 Stock Incentive Plan, as amended (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Options and awards are granted at the average market price of our common stock on the date of grant, vest over varying periods. Options expire ten years from the date of grant. Unearned compensation on stock awards is being amortized to compensation expense over the service period, not exceeding five years, and is recorded as a reduction in shareholders’ equity. In addition to the preceding activity pursuant to the Plans, approximately 370,000 shares of restricted stock awards were granted during 2005, primarily as merit and service awards and in lieu of commission cash bonuses, for a fair value of $13.8 million and a weighted average share price of $37.33. As of December 31, 2005, 582,401 nonvested restricted stock awards were outstanding and 75,620 restricted stock awards were forfeited during 2005. Compensation expense during 2005 related to these restricted stock awards totaled $5.6 million.
      As of December 31, 2005, options to purchase 5.2 million shares were exercisable. There were 1.9 million shares reserved for options and future award grants outstanding under the Plans as of December 31, 2005. Stock option transactions for the years ended December 31, 2005, 2004, and 2003, respectively, are summarized as follows:

	Number of Shares

	2005	2004	2003

Options outstanding, beginning of year	8,672,820	9,776,396	11,159,592
Options granted	1,240,269	896,327	1,235,888
Options exercised	(1,837,444)	(1,788,918)	(1,770,428)
Options canceled, forfeited and expired	(223,825)	(210,985)	(848,656)

Options outstanding, end of year	7,851,820	8,672,820	9,776,396

Options exercisable, end of year	5,191,496	4,995,022	4,689,334

	Weighted Average Exercise Price

	2005	2004	2003

Options outstanding, beginning of year	$21.78	$19.50	$18.95
Options granted	35.93	34.89	19.97
Options exercised	17.14	15.69	14.22
Options canceled, forfeited and expired	31.65	23.42	24.00
Options outstanding, end of year	24.82	21.78	19.50
Options exercisable, end of year	22.23	19.78	17.62

      The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at Period End	Life (Years)	Price	at Period End	Price

$ 9.10 - $13.64	774,264	3.91	$11.15	774,264	$11.15
$13.65 - $18.19	238,716	5.12	16.01	198,716	15.58
$18.20 - $22.73	1,182,202	6.94	19.35	719,140	19.43
$22.74 - $27.28	3,822,255	5.67	24.71	3,175,419	24.71
$27.29 - $31.83	18,000	5.28	27.75	18,000	27.75
$31.84 - $36.38	1,743,078	8.78	35.22	305,957	35.01
$36.39 - $40.92	14,507	9.19	38.81	—	—
$40.93 - $45.48	58,798	9.58	45.15	—	—

$ 9.10 - $45.48	7,851,820	6.40	$24.82	5,191,496	$22.23

Pension Plan
      Through December 31, 2002, we provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees. Employees hired prior to January 1, 2003, with one or more years of service, are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. Our policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the DBP Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of Employee Retirement Income Security Act of 1974 (“ERISA”). Employees hired after December 31, 2002 are not eligible for the DBP Plan.
      The following tables set forth the change in the benefit obligation and the change in plan assets:

	Year Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Benefit obligation, beginning of year	$33,794	$21,515
Service cost	5,946	5,921
Interest cost	1,810	1,433
Benefits paid including expense	(41)	(30)
Actuarial (gain) loss	(3,614)	4,955

Benefit obligation, end of year	$37,895	$33,794

	Year Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Fair value of plan assets, beginning of year	$20,149	$12,708
Actual return on plan assets	868	1,450
Employer contributions	6,603	6,021
Benefits paid including expense	(41)	(30)

Fair value of plan assets, end of year	$27,579	$20,149

      The accrued pension costs recognized in the accompanying consolidated balance sheets are computed as follows:

	Year Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Funded status	$(10,316)	$(13,646)
Unamortized prior service cost	603	658
Unrecognized net actuarial loss	8,644	11,707

Accrued pension cost	$(1,069)	$(1,281)

      Amounts recognized in the accompanying balance sheets consist of:

	Year Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Prepaid benefit cost	$—	$—
Accrued pension cost	1,069	1,281
Intangible assets	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$1,069	$1,281

      The components of net periodic expense for the DBP Plan are as follows:

	Year Ended
	December 31,

	2005	2004

	(Dollars in thousands)
Service cost	$5,946	$5,921
Interest cost	1,810	1,433
Expected return on assets	(1,758)	(1,178)
Recognized actuarial loss	338	412
Amortization of prior service cost	56	56

Net periodic expense	$6,392	$6,644

      The weighted average assumptions used in computing the preceding information as of December 31, 2005 and 2004 were as follows:

	Year Ended
	December 31,

	2005	2004

Benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Net periodic costs:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%

      The DBP Plan’s weighted average asset allocation as of the measurement date, by asset category, is as follows:

	Year Ended
	December 31,

	2005	2004

Money market	—	—
Bond and mortgage	35%	34%
Large cap stock index	65%	66%

Total	100%	100%

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
      During 2005 the Company contributed $6.6 million to the DBP Plan for the 2004 plan year. We expect to make contributions of $7.0 million in 2006 for the 2005 plan year.
      The Company’s 2005 and 2004 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 7.5% for both years. In developing the long-term rate of return assumption, historical asset class returns as well as expected returns were evaluated based upon broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 65% in equity and 35% in fixed income financial instruments. The Employee Benefits Fiduciary Committee regularly reviews the asset allocation with its plan investment manager and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary.
      The discount rate that was utilized for determining our pension obligation and net periodic cost was based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate for our pension obligation remained the same at 6.00% in 2005 due to small movements in the long-term interest rates.
      The following table indicates the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Year	Total

(Dollars in thousands)
2006	$19
2007	61
2008	99
2009	229
2010	274
2011-2015	4,185

Total	$4,867

Defined Contribution Plan
      We also offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. Employees with 90 days or more of service may contribute up to 40% of annual compensation to a maximum of $14,000 of pre-tax annual compensation in 2005. We may determine, at our discretion, the amount of employer matching contributions to be made. We contributed a total of $6.3 million, $4.6 million, and $3.7 million during the years ended December 31, 2005, 2004 and 2003, respectively. During each of the years, we matched 75% of the first 3% of the annual compensation contributed by the employee and 25% of the second 3% of the annual compensation contributed by the employee to the 401(k) Plan. The employer matching contribution was made in cash.

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

NOTE 26 —	QUARTERLY FINANCIAL DATA — UNAUDITED
      Selected quarterly financial data follows for the years ended December 31, 2005 and 2004:

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share data)
2005
Interest income	$223,598	$238,746	$290,390	$316,804
Interest expense	119,178	142,341	178,964	209,161
Net interest income	104,420	96,405	111,426	107,643
Provision for loan losses	2,490	2,407	3,528	1,553
Gain on sale of loans and securities, net	139,676	175,228	151,814	143,323
Net earnings	65,476	83,146	79,275	72,329
Earnings per share(1):
Basic	$1.06	$1.33	$1.25	$1.14
Diluted	1.01	1.26	1.18	1.09
2004
Interest income	$166,559	$190,308	$195,003	$215,738
Interest expense	72,626	83,330	94,413	112,177
Net interest income	93,933	106,978	100,590	103,561
Provision for loan losses	1,500	3,200	1,498	1,972
Gain on sale of loans and securities, net	78,681	62,670	88,614	110,044
Net earnings	41,930	22,955	49,726	55,911
Earnings per share(1):
Basic	$0.74	$0.39	$0.81	$0.91
Diluted	0.70	0.38	0.78	0.87

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

DIRECTORS
Indymac Bancorp & Indymac Bank
*Michael W. Perry
Chairman &
Chief Executive Officer
James R. Ukropina
Chief Executive Officer
Directions, LLC
Louis E. Caldera
President & Professor of Law
University of New Mexico
*Lyle E. Gramley
Senior Economic Adviser
Stanford Washington Research Group
Hugh M. Grant
Presiding Director
Retired Vice Chairman
Ernst & Young, LLP
Patrick C. Haden
General Partner
Riordan, Lewis & Haden
Equity Investments
Terrance G. Hodel
Former President & Chief Operating Officer
North American Mortgage Company
Robert L. Hunt II
Former President & Chief Operating Officer
Coast Savings Financial, Inc.
Senator John Seymour (ret.)
Former Chief Executive Officer,
Southern California Housing Development Corporation
Bruce G. Willison
Dean Emeritus & Professor of Management
University of California at Los Angeles,
Anderson School of Management
Indymac Bank
Stuart A. Gabriel
Director & Lusk Chair in Real Estate at the University of Southern California Lusk Center for Real Estate
Lydia H. Kennard
Executive Director
Los Angeles World Airports
*Richard H. Wohl
President
Indymac Bank
DIRECTORS EMERITUS
Thomas J. Kearns
Frederick J. Napolitano

EXECUTIVE COMMITTEE
*Michael W. Perry
Chairman & Chief Executive Officer
*Richard H. Wohl
President
Indymac Bank
Scott Keys
Executive Vice President
Chief Financial Officer
*S. Blair Abernathy
Executive Vice President
Chief Investment Officer
Ashwin Adarkar
Executive Vice President
Incubator and M&A
James M. Banks
Executive Vice President
Conduit Division
*Gary D. Clark
Chief Executive Officer
Home Equity Division
Anthony L. Ebers
Executive Vice President
Chief Executive Officer
Indymac Consumer Bank
James A. Fraser
Executive Vice President
Chief Executive Officer
Consumer Construction Lending
*Gulshan Garg
Executive Vice President
Chief Technology Officer, MBPAT
Kenneth R. Horner
Executive Vice President
Chief Administrative Officer
Terrence O. Hughes
Executive Vice President
General Counsel
*Patrick A. Hymel
Executive Vice President
Retained Assets
R. Patterson Jackson III
Executive Vice President
Chief Executive Officer
Specialty Products
James R. Mahoney
Executive Vice President
Chief Executive Officer

Financial Freedom
*Raymond D. Matsumoto
Executive Vice President
Enterprise Process and Technology
Ruthann K. Melbourne
Executive Vice President
Chief Risk Officer
*Michelle Minier
Executive Vice President
Centralized Mortgage Operations
Francisco Nebot
Executive Vice President
Corporate Finance
Grosvenor G. Nichols
Executive Vice President
Director, Corporate Communications & Culture
John D. Olinski
Executive Vice President
Secondary Marketing & Retained Assets
Frank M. Sillman
Executive Vice President
Chief Executive Officer
Indymac Mortgage Bank
Scott W. Van Dellen
Executive Vice President
Chief Executive Officer
Homebuilder Division
Charles A. Williams
Executive Vice President
Chief Audit Executive
EXECUTIVE VICE PRESIDENTS
Jill I. Barnes
Drew R. Buccino
Kevin D. Cochrane
Charles T. Holroyd, Jr.
James R. Jerwers
Richard C. Lieber
*Pamela K. Marsh
Mark A. Mozilo
Mark C. Nelson
Joel M. Packer
Jules Vogel
SENIOR VICE PRESIDENTS
Anwar Akram
Brent Anderson
David M. Balsam
William B. Barber
James L. Barbour

Alpino Benedetti
Jeffrey M. Birdsell
Gavin T. Brady
Brian N. Carter
Mohan Chhabra
*Marianne Churney
Hugo J. Correa
Brigitte M. Dewez
Bruce C. Duclos
Todd A. Elling
Terrin U. Enssle
Brent H. Frost
Melissa K. Gerard
Molly J. Graham
Samir Grover
*Etta M. Helm
*David Hickey
Linda F. Hitchcock
Janice Kay Huey
Greg Ingino
Leonard Israel II
Barton Johnson
Kurt G. Johnson
Stenwyn A. Joseph
Richard S. Koon II
Tim W. Koger
Timothy J. Landwehr
Jeffrey W. Lankey
Don E. Linde
Steven M. Majerus
*Karen M. Mastro
Rayman K. Mathoda
Susan E. McGovney
Robert A. Morse
Christopher T. Newkirk
*Sharad Nishith
Christopher A. Pappalardo
*Barbara Perez
John A. Quan
John J. Reed
Gordon B. Roder
Joel A. Schiffman
Steven Schwimmer
Andrew J. Sciandra
Ramanupam Sen
Kenneth Shellem
Gregory S. Sosnovich
Ondar R. Tarlow
*Walter Tharp
Brian K. Vieaux

Aaron D. Wade
Thomas Wagner
Marie-Therese Wynne
Karen Zwiebel

*	Asterisk denotes managers and directors that have more than 10 years of service with Indymac.