Form 10-Q
period 2006-03-31
INDYMAC BANCORP INC
filed 2006-04-25
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-8972
INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 East Walnut Street, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)
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
Common stock outstanding as of April 19, 2006: 65,524,348 shares

FORM 10-Q QUARTERLY REPORT
For the Period Ended March 31, 2006

FORWARD-LOOKING STATEMENTS
      Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our financial condition, results of operations, plans, objectives and future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our risk factors, refer to “Risk Factors” on page 70.
      References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “Indymac,” the “Company,” or “we” refer to the parent company and its consolidated subsidiaries. References to “Indymac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three months ended March 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HIGHLIGHTS FOR THE QUARTER
      Highlights for the quarters ended March 31, 2006, March 31, 2005 and December 31, 2005, were as follows (the prior period data has been retrospectively adjusted to reflect the stock option expenses due to the adoption of the Statement No. 123(R), Share-Based Payment. See further discussion on page 4 in the Summary of Overall Results section):

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in millions, except per share data)
Income Statement
Net interest income after provision for loan losses	$123	$103	$108
Gain on sale of loans	141	144	137
Other income	40	6	36
Net revenues	305	253	281
Operating expenses	172	148	163
Net earnings	80	63	70
Basic earnings per share(1)	1.24	1.03	1.11
Diluted earnings per share(2)	$1.18	$0.98	$1.06
Other Per Share Data
Dividends declared per share	$0.44	$0.36	$0.42
Dividends payout ratio(3)	37.29%	36.73%	39.62%
Book value per share at end of quarter	25.00	21.55	24.02
Closing price per share at end of quarter	$40.93	$34.00	$39.02
Average Common Shares (in thousands)
Basic	64,310	61,798	63,650
Diluted	67,528	64,830	66,737

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in millions, except per share data)
Performance Ratios
Return on average equity (annualized)	20.26%	20.26%	18.62%
Return on average assets (annualized)	1.22%	1.39%	1.18%
Net interest income to pretax income after minority interest	96.25%	99.95%	93.44%
Average cost of funds	4.37%	2.98%	3.99%
Net interest margin	2.15%	2.50%	2.01%
Net interest margin, thrift	2.07%	2.37%	1.99%
Mortgage banking revenue (“MBR”) margin on loans sold(4)	1.10%	1.82%	1.10%
Efficiency ratio(5)	56%	58%	58%
Operating expenses to loan production	0.84%	1.24%	0.88%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$24,034	$17,039	$21,614
Average equity	$1,598	$1,270	$1,501
Debt to equity ratio(6)	13.7:1	12.3:1	12.9:1
Core capital ratio(7)	7.62%	7.35%	8.21%
Risk-based capital ratio(7)	11.26%	11.85%	12.20%
Non-performing assets to total assets	0.43%	0.54%	0.34%
Allowance for loan losses to total loans held for investment	0.65%	0.72%	0.67%
Allowance for loan losses and other credit reserves to non-performing loans	74.80%	80.73%	101.88%
Allowance for loan losses to annualized net charge-offs	858.61%	708.33%	719.08%
Provision for loan losses to net charge-offs	229.00%	131.89%	80.97%
Other Selected Items
Loans serviced for others(8)	$96,512	$55,995	$84,495
Loan production(9)	20,340	11,955	18,478
Mortgage industry share(10)	3.89%	1.87%	2.91%
Pipeline of mortgage loans in process(11)	10,424	7,489	9,186
Loans sold	$16,708	$9,654	$15,570
Loans sold/mortgage loans produced	84%	83%	86%

(1)	Net earnings for the period divided by weighted average basic shares outstanding for the period.

(2)	Net earnings for the period divided by weighted average dilutive shares outstanding for the period.

(3)	Dividends declared per common share as a percentage of diluted earnings per share.

(4)	Mortgage banking revenue margin is calculated using the sum of consolidated gain on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(5)	Defined as operating expenses divided by net interest income and other income.

(6)	Debt includes deposits.

(7)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in Indymac Bank). Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

(8)	Represents the unpaid principal balance on loans sold with servicing retained by Indymac.

(9)	Includes newly originated commitments on construction loans.

(10)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all of our channels (the numerator) divided by the

Mortgage Bankers Association (“MBA”) estimate of the overall mortgage market (the denominator) per its April 12, 2006 Mortgage Finance Long-Term Forecast. As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with its methodologies for reporting market share of Indymac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise in the absolute sense, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

(11)	The amount excludes $1,257 million, $634 million and $1,302 million of bulk rate lock commitments in our conduit pipeline at March 31, 2006, March 31, 2005 and December 31, 2005, respectively.

SUMMARY OF OVERALL RESULTS
      The Company achieved net earnings of $79.8 million, or $1.18 per share, for the first quarter of 2006. This represents an increase of 26 percent and 20 percent in net earnings and earnings per share compared with the net earnings of $63.5 million, or $0.98 per share, for the first quarter of 2005. The earnings for the first quarter of 2005 were retrospectively adjusted to reflect the stock option expenses due to the adoption of Statement 123(R) on January 1, 2006. The net earnings and earnings per share increased 13 percent and 11 percent, respectively, compared to the adjusted results for the quarter ended December 31, 2005.
      We accomplished these results by: 1) growing our mortgage production 72 percent over the first quarter of 2005 to an all-time record of $20.0 billion, representing market share of 3.89% based on the industry volume published by the MBA on April 12, 2006; 2) growing our average interest earning assets 41 percent from $17.0 billion at March 31, 2005 to $24.0 billion at March 31, 2006; 3) profitably deploying $505 million more in capital, a 55% increase, and reducing our undeployed capital from $346 million to $169 million; and 4) leveraging our overhead areas, with combined overhead increasing by 11% (excluding $6 million in litigation settlement costs in the first quarter of 2005), considerably lower than the percentage gains we achieved in production volume, average interest earning assets and revenue. Our efficiency ratio improved from 58% for the first quarter of 2005 to 56% for the first quarter of 2006.
New Accounting Standards Adopted During the First Quarter of 2006
      The Company has two stock incentive plans, the 2002 Incentive Plan, as Amended and Restated, and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to employees (including officers and directors).
      Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock option compensation cost was recognized in the Statement of Earnings as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Compensation expense has been recognized on restricted stock and the adoption of SFAS No. 123(R) did not result in material impact on the accounting for restricted stock.
      Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-retrospective-transition method. As a result of adoption, the Company’s income before income taxes and net income for the three months ended March 31, 2006 have included stock option compensation cost of $2.5 million and $1.7 million, respectively, which represented $0.03 and $0.02 impact on basic and dilutive earnings per share, respectively, for the period. As of March 31, 2006, there was $15.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized over a weighted-average period of less than three years. Stock options granted on and after January 1, 2006 are valued using a binomial lattice model. The Company’s income before income taxes and net income for the three months ended March 31, 2005 have been retrospectively adjusted to give effect to the fair value based method of accounting in accordance with SFAS 123 using the Black Scholes option pricing model. Total pre-tax stock option compensation cost of $3.2 million ($2.0 million after tax) was recorded for the three months ended March 31, 2005. The retrospectively adjusted basic and diluted earnings per share were $1.03 and $0.98, respectively. Please refer to Note 5, Stock-Based Compensation, on page 66 for further detail discussion. A full reconciliation of 2005 quarterly financial data between reported and retrospectively adjusted is included in Note 2, Newly Adopted and New Accounting Pronouncements, on page 62.
      In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.
      The Company adopted SFAS 156 effective January 1, 2006 and elected to apply the fair value method for all classes of its separately recognized mortgage servicing rights (“MSRs”) with changes in fair value reflected in earnings for subsequent measurement. The difference between the fair value and the carrying amount, net of any related valuation allowance, of $17.6 million ($10.6 million after-tax) on MSRs on January 1, 2006 was recorded as a cumulative-effect adjustment to retained earnings as of January 1, 2006.

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
      Our mortgage banking segment consists of the following divisions:

Mortgage Professionals	This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions and homebuilders. Mortgage loans are either funded by us (wholesale division) or obtained as closed loans on a flow basis (wholesale and correspondent divisions) or through bulk purchases (conduit division).
Consumer Direct	This division offers consumers mortgage lending through our Southern California retail banking branches, direct mail, Internet lead aggregators, outbound telesales, online advertising, and referral programs.
Financial Freedom	This group is responsible for the generation of predominantly reverse mortgage products with senior customers (age 62 or older). This group also services all reverse mortgage loans originated.
Retained Assets and Servicing Division	This division manages the assets the Company retains in conjunction with its mortgage loan sales. The assets held include the following asset classes:(i) mortgage servicing rights (“MSRs”), interest-only strips, prepayment penalty securities and residual securities; (ii) derivatives and securities held as hedges of such assets, including swaps, options, futures, principal-only securities, agency debentures and U.S. Treasury bonds; (iii) loans acquired through clean-up calls or originated through the Company’s customer retention programs; and (iv) investment and non-investment grade securities. Further, the division continues to service all loans sold with servicing retained, loans held on the balance sheet pending sale and mortgage loans held for investment and undertakes solicitation and loan production activities related to retention of customers in the servicing portfolio.
      The thrift segment includes the following divisions:

Mortgage-backed Securities (“MBS”)	Assets include predominantly AAA-rated agency and private label MBS.
Prime SFR Mortgage Loan	Assets include all single-family residential mortgage loans held for investment other than discontinued products.
Home Equity Division	This division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels.
Consumer Construction and Lot Loans	This division provides construction-to-permanent and lot loan financing to individuals who are in the process of building their own homes. This channel leverages our relationship sales force in the mortgage professional channel to produce these products in addition to programs offered directly to consumers.
Builder Construction	This division offers land acquisition, development and construction financing to homebuilders for residential construction.
Warehouse Lending	This group offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on balance sheet until they are sold to approved investors.
Discontinued Products	Home improvement and manufactured housing loans.

      We are constantly examining how we are deploying our capital and the returns we are earning by business segment. In the first quarter of 2006, we deployed $509 million of capital in our mortgage production divisions, an 83 percent increase over last year. However, given mortgage industry margin pressures and our lower-margin Conduit operations comprising a higher percentage of our production volume, the ROE on this capital declined from 97 percent for the first quarter of 2005 to 51 percent for the first quarter of 2006. Four of our five production divisions showed year-over-year improvements in their net earnings. Short term, we have allocated more of our capital to our Conduit and Correspondent divisions and will continue to do so. While the ROEs for these divisions declined year-over-year and are lower than for Wholesale, they are above our threshold ROE, and these divisions produce earnings growth which is also accretive to the Company’s EPS. The Wholesale Division’s net income is down year-over-year, as this division has been most impacted by industry margin compression, but its ROE of 82% still must be considered very strong. This business is critical to our long-term strategy, and we are confident we can return it to its historical earnings growth and ROE, as we continue to capture market share and leverage our infrastructure more fully and as margins stabilize and improve.
      We deployed 15 percent of our capital, or $237 million, in MSRs and Other Retained Assets, up from 12 percent one year ago. This segment experienced a strong increase in ROE from 17 percent to 29 percent, which we believe to be a more normal rate of return for this business, as we have been able to achieve significant scale in our mortgage servicing operations and gotten better at hedging this asset, including the use of “Value-at-Risk” (VAR) modeling, which we implemented last year. Importantly, the ROE improvement in MSRs and Other Retained Assets was not achieved simply by writing up the value of the MSRs. The weighted average multiple on the MSR asset remained relatively stable at 3.82 this quarter and 3.64 a year ago.
      We deployed $640 million of capital to the Thrift, a 39 percent increase over last year. This segment continued to earn a solid, stable ROE, earning 25 percent for the first quarter of 2006.
      Additionally, we continued to leverage our overhead areas, with combined overhead increasing by 11 percent (excluding $6 million litigation settlement costs in Q1 05), considerably lower than the percentage gains we achieved in production volume, assets and revenue.

      The tables below summarize the year-over-year performance of Indymac’s divisions. Detailed operating results for each division is provided on pages 9 to 13.

	Mortgage Banking

		MSRs and
		Other				Total
	Production	Retained				Operating	Total	Total
	Divisions	Assets	Total	Thrift	Other(1)	Results	Overhead	Company

	(Dollars in thousands)
Net Income Q106	$64,185	$17,183	$81,368	$39,227	$(5,796)	$114,799	$(34,950)	$79,849
Net Income Q105	66,285	6,297	72,582	33,152	(6,962)	98,772	(35,322)	63,450

$ Change 1000000	$(2,100)	$10,886	$8,786	$6,075	$1,166	$16,027	$372	$16,399
% Change	(3)%	173%	12%	18%	17%	16%	1%	26%
Average Capital Q106	$508,532	$237,195	$745,727	$640,482	$43,332	$1,429,541	$168,765	$1,598,306
Average Capital Q105	277,534	148,079	425,613	460,004	38,177	923,794	346,058	1,269,852
% Change	83%	60%	75%	39%	14%	55%	(51)%	26%
ROE Q106	51%	29%	44%	25%	N/A	33%	N/A	20%
ROE Q105	97%	17%	69%	29%	N/A	43%	N/A	20%
% Change	(47)%	71%	(36)%	(14)%	N/A	(23)%	N/A	0%

	Mortgage Banking Production Divisions

	Mortgage Professionals Group
					Consumer	Financial	Production
	Wholesale	Correspondent	Conduit	Total	Direct	Freedom	Divisions

	(Dollars in thousands)
Net Income Q106	$41,461	$5,804	$9,575	$56,840	$(683)	$8,028	$64,185
Net Income Q105	53,034	4,499	5,424	62,957	(894)	4,222	66,285

$ Change 1000000	$(11,573)	$1,305	$4,151	$(6,117)	$211	$3,806	$(2,100)
% Change	(22)%	29%	77%	(10)%	24%	90%	(3)%
Average Capital Q106	$204,467	$46,483	$179,170	$430,120	$12,765	$65,647	$508,532
Average Capital Q105	123,499	13,237	65,999	202,735	14,918	59,881	277,534
% Change	66%	251%	171%	112%	(14)%	10%	83%
ROE Q106	82%	51%	22%	54%	(22)%	50%	51%
ROE Q105	174%	138%	33%	126%	(24)%	29%	97%
% Change	(53)%	(63)%	(33)%	(57)%	8%	72%	(47)%

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Net Income Q106	$5,606	$12,465	$8,262	$7,481	$5,639	$(111)	$(115)	$39,227
Net Income Q105	5,462	9,874	5,855	8,426	3,959	(344)	(80)	33,152

$ Change	$144	$2,591	$2,407	$(945)	$1,680	$233	$(35)	$6,075
% Change	3%	26%	41%	(11)%	42%	68%	(44)%	18%
Average Capital Q106	$49,510	$220,742	$152,023	$113,989	$95,000	$5,513	$3,705	$640,482
Average Capital Q105	38,186	181,135	90,763	85,050	60,173	16	4,681	460,004
% Change	30%	22%	67%	34%	58%	N/M	(21)%	39%
ROE Q106	46%	23%	22%	27%	24%	(8)%	(13)%	25%
ROE Q105	58%	22%	26%	40%	27%	N/M	(7)%	29%
% Change	(21)%	5%	(15)%	(33)%	(11)%	N/M	(86)%	(14)%

(1)	Included are eliminations and treasury items, the details of which are provided on page 12.

      The following tables summarize the Company’s financial results for the three months ended March 31, 2006 and 2005, illustrating the revenues earned by its two primary segments via each of its operating divisions.

	Mortgage Banking

		MSRs and				Total
Three Months Ended	Production	Other Retained				Operating	Total	Total
March 31, 2006	Divisions	Assets	Total	Thrift	Other(1)	Results	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$43,251	$9,997	$53,248	$67,858	$8,089	$129,195	$(1,985)	$127,210
Provision for loan losses	—	—	—	(3,822)	—	(3,822)	—	(3,822)
Gain (loss) on sale of loans	134,209	4,706	138,915	15,676	(13,392)	141,199	—	141,199
Gain (loss) on securities	—	(7,100)	(7,100)	(1,492)	5,977	(2,615)	—	(2,615)
Service fee income	4,437	30,570	35,007	1,020	(5,138)	30,889	—	30,889
Other income	613	867	1,480	9,084	(1,200)	9,364	2,310	11,674

Net revenues (expense)	182,510	39,040	221,550	88,324	(5,664)	304,210	325	304,535
Operating expenses	133,657	11,967	145,624	27,459	4,490	177,573	58,020	235,593
Deferral of expenses under FAS 91	(57,349)	(1,328)	(58,677)	(3,974)	(575)	(63,226)	—	(63,226)

Pretax income (loss)	106,202	28,401	134,603	64,839	(9,579)	189,863	(57,695)	132,168

Net income (loss)	$64,185	$17,183	$81,368	$39,227	$(5,796)	$114,799	$(34,950)	$79,849

Relevant Financial and Performance Data
Average interest-earning assets	$8,976,934	$597,811	$9,574,745	$13,665,535	$726,334	$23,966,614	$67,559	$24,034,173
Allocated capital	$508,532	$237,195	$745,727	$640,482	$43,332	$1,429,541	$168,765	$1,598,306
Loans produced	$18,836,170	$427,355	$19,263,525	$1,076,525	$—	$20,340,050	$—	$20,340,050
Loans sold	$17,265,075	$309,466	$17,574,541	$1,243,892	$(2,110,246)	$16,708,187	$—	$16,708,187
MBR margin	1.03%	1.52%	1.04%	1.26%	N/A	N/A	N/A	1.10%
Return on average equity (ROE)	51%	29%	44%	25%	N/A	33%	N/A	20%
Return on average assets (ROA)	2.83%	3.59%	2.97%	1.15%	N/A	1.81%	N/A	1.22%
Net interest margin, thrift	N/A	N/A	N/A	2.01%	N/A	N/A	N/A	2.07%
Average FTE	4,021	177	4,198	652	39	4,889	2,340	7,229

	Mortgage Banking

		MSRs and				Total
Three Months Ended	Production	Other Retained				Operating	Total	Total
March 31, 2005	Divisions	Assets	Total	Thrift	Other(1)	Results	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$25,330	$13,335	$38,665	$58,082	$10,901	$107,648	$(2,474)	$105,174
Provision for loan losses	—	—	—	(2,490)	—	(2,490)	—	(2,490)
Gain (loss) on sale of loans	148,623	(466)	148,157	8,856	(12,691)	144,322	—	144,322
Gain (loss) on securities	—	(5,984)	(5,984)	858	480	(4,646)	—	(4,646)
Service fee income	2,464	9,878	12,342	1,170	(9,094)	4,418	—	4,418
Other income	525	711	1,236	6,062	(2,317)	4,981	1,590	6,571

Net revenues (expense)	176,942	17,474	194,416	72,538	(12,721)	254,233	(884)	253,349
Operating expenses	107,910	7,265	115,175	21,328	1,641	138,144	57,153	195,297
Deferral of expenses under FAS 91	(40,531)	(199)	(40,730)	(3,586)	(2,855)	(47,171)	—	(47,171)

Pretax income (loss)	109,563	10,408	119,971	54,796	(11,507)	163,260	(58,037)	105,223

Net income (loss)	$66,285	$6,297	$72,582	$33,152	$(6,962)	$98,772	$(35,322)	$63,450

Relevant Financial and Performance Data
Average interest-earning assets	$4,783,880	$865,899	$5,649,779	$10,982,898	$373,370	$17,006,047	$33,020	$17,039,067
Allocated capital	$277,534	$148,079	$425,613	$460,004	$38,177	$923,794	$346,058	$1,269,852
Loans produced	$10,706,121	$221,769	$10,927,890	$1,026,614	$—	$11,954,504	$—	$11,954,504
Loans sold	$10,296,769	$364,734	$10,661,503	$557,867	$(1,565,618)	$9,653,752	$—	$9,653,752
MBR margin	1.69%	0.92%	1.66%	1.96%	N/A	N/A	N/A	1.82%
Return on average equity (ROE)	97%	17%	69%	29%	N/A	43%	N/A	20%
Return on average equity (ROA)	5.47%	1.59%	4.51%	1.22%	N/A	2.20%	N/A	1.39%
Net interest margin, thrift	N/A	N/A	N/A	2.14%	N/A	N/A	N/A	2.37%
Average FTE	3,333	123	3,456	493	28	3,977	1,835	5,812

(1)	Included are eliminations and treasury items, the details of which are provided on page 12.

      The following tables provide additional detail on the results for the production divisions of our mortgage banking segment for the three months ended March 31, 2006 and 2005:

	Mortgage Banking Production Divisions

						Financial
	Mortgage Professionals					Freedom	Total
Three Months Ended					Consumer	(Reverse	Production
March 31, 2006	Wholesale	Correspondent	Conduit	Total	Direct	Mortgage)	Divisions

	(Dollars in thousands)
Operating Results
Net interest income	$16,790	$3,477	$20,852	$41,119	$766	$1,366	$43,251
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	84,698	10,454	1,667	96,819	9,150	28,240	134,209
Gain (loss) on securities	—	—	—	—	—	—	—
Service fee income	—	—	—	—	—	4,437	4,437
Other income	—	—	235	235	(33)	411	613

Net revenues (expense)	101,488	13,931	22,754	138,173	9,883	34,454	182,510
Operating expenses	71,471	9,914	6,928	88,313	17,342	28,002	133,657
Deferral of expenses under FAS 91	(38,514)	(5,576)	—	(44,090)	(6,329)	(6,930)	(57,349)

Pretax income (loss)	68,531	9,593	15,826	93,950	(1,130)	13,382	106,202

Net income (loss)	$41,461	$5,804	$9,575	$56,840	$(683)	$8,028	$64,185

Relevant Financial and Performance Data
Average interest-earning assets	$3,778,924	$856,353	$3,814,192	$8,449,469	$231,300	$296,165	$8,976,934
Allocated capital	$204,467	$46,483	$179,170	$430,120	$12,765	$65,647	$508,532
Loans produced	$8,780,708	$2,276,214	$6,135,724	$17,192,646	$525,270	$1,118,254	$18,836,170
Loans sold	7,968,626	2,095,509	5,645,770	15,709,905	509,978	1,045,192	17,265,075
MBR margin	1.27%	0.66%	0.40%	0.88%	1.94%	2.83%	1.03%
Pretax income/loan sold	0.86%	0.46%	0.28%	0.60%	(0.22)%	1.28%	0.62%
ROE	82%	51%	22%	54%	(22)%	50%	51%
ROA	4.44%	2.74%	1.01%	2.71%	(1.13)%	7.37%	2.83%
Net interest margin	1.80%	1.65%	2.22%	1.97%	1.34%	1.87%	1.95%
Average FTE	2,158	209	135	2,502	462	1,057	4,021

	Mortgage Banking Production Divisions

						Financial
	Mortgage Professionals					Freedom	Total
Three Months Ended					Consumer	(Reverse	Production
March 31, 2005	Wholesale	Correspondent	Conduit	Total	Direct	Mortgage)	Divisions

	(Dollars in thousands)
Operating Results
Net interest income	$10,476	$1,377	$11,219	$23,072	$1,795	$463	$25,330
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	107,347	8,321	1,574	117,242	15,463	15,918	148,623
Gain (loss) on securities	—	—	—	—	—	—	—
Service fee income	—	—	(276)	(276)	—	2,740	2,464
Other income	152	—	51	203	134	188	525

Net revenues (expense)	117,975	9,698	12,568	140,241	17,392	19,309	176,942
Operating expenses	57,372	5,092	3,602	66,066	25,707	16,137	107,910
Deferral of expenses under FAS 91	(27,056)	(2,831)	—	(29,887)	(6,837)	(3,807)	(40,531)

Pretax income (loss)	87,659	7,437	8,966	104,062	(1,478)	6,979	109,563

Net income (loss)	$53,034	$4,499	$5,424	$62,957	$(894)	$4,222	$66,285

Relevant Financial and Performance Data
Average interest-earning assets	$2,658,826	$299,467	$1,418,753	$4,377,046	$301,505	$105,329	$4,783,880
Allocated capital	$123,499	$13,237	$65,999	$202,735	$14,918	$59,881	$277,534
Loans produced	$6,015,773	$892,815	$2,604,513	$9,513,101	$686,308	$506,712	$10,706,121
Loans sold	5,993,336	733,278	2,344,208	9,070,822	705,569	520,378	10,296,769
MBR margin	1.97%	1.32%	0.55%	1.55%	2.45%	3.15%	1.69%
Pretax income/loan sold	1.46%	1.01%	0.38%	1.15%	(0.21)%	1.34%	1.06%
ROE	174%	138%	33%	126%	(24)%	29%	97%
ROA	8.07%	6.08%	1.55%	5.82%	(1.16)%	7.95%	5.47%
Net interest margin	1.60%	1.86%	3.21%	2.14%	2.41%	1.78%	2.15%
Average FTE	1,793	145	88	2,026	668	639	3,333

      The following tables provide additional detail on the results for divisions of our thrift segment for the three months ended March 31, 2006 and 2005:

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
Three Months Ended	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
March 31, 2006	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Operating Results
Net interest income	$10,172	$22,373	$10,235	$11,295	$12,665	$414	$704	$67,858
Provision for loan losses	—	(1,750)	—	(941)	(250)	(71)	(810)	(3,822)
Gain (loss) on sale of loans	—	122	6,454	9,100	—	—	—	15,676
Gain (loss) on securities	(678)	384	(1,523)	325	—	—	—	(1,492)
Service fee income	—	—	1,020	—	—	—	—	1,020
Other income	—	332	1,991	6,230	236	295	—	9,084

Net revenues (expense)	9,494	21,461	18,177	26,009	12,651	638	(106)	88,324
Operating expenses	228	857	4,787	15,901	4,780	822	84	27,459
Deferral of expenses under FAS 91	—	—	(266)	(2,258)	(1,450)	—	—	(3,974)

Pretax income (loss)	9,266	20,604	13,656	12,366	9,321	(184)	(190)	64,839

Net income (loss)	$5,606	$12,465	$8,262	$7,481	$5,639	$(111)	$(115)	$39,227

Relevant Financial and Performance Data
Average interest-earning assets	$2,659,112	$5,541,875	$2,038,001	$2,354,582	$971,064	$56,218	$44,683	$13,665,535
Allocated capital	$49,510	$220,742	$152,023	$113,989	$95,000	$5,513	$3,705	$640,482
Loans produced	$—	$—	$29,584	$684,156	$362,785	$—	$—	$1,076,525
Loans sold	$—	$—	$586,055	$657,837	$—	$—	$—	$1,243,892
ROE	46%	23%	22%	27%	24%	(8)%	(13)%	25%
ROA	0.84%	0.90%	1.60%	1.29%	2.37%	(0.80)%	(1.20)%	1.15%
Net interest margin	1.55%	1.64%	2.04%	1.95%	5.29%	2.99%	6.39%	2.01%
Efficiency ratio	2%	4%	25%	51%	26%	116%	12%	25%
Average FTE	5	13	67	441	102	24	—	652

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
Three Months Ended	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
March 31, 2005	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Operating Results
Net interest income	$9,192	$17,478	$8,305	$13,291	$8,928	$2	$886	$58,082
Provision for loan losses	—	(950)	—	(475)	(400)	—	(665)	(2,490)
Gain (loss) on sale of loans	—	377	980	7,509	—	—	(10)	8,856
Gain (loss) on securities	52	—	612	194	—	—	—	858
Service fee income	—	—	1,170	—	—	—	—	1,170
Other income	—	(1)	1,425	3,924	704	6	4	6,062

Net revenues (expense)	9,244	16,904	12,492	24,443	9,232	8	215	72,538
Operating expenses	216	583	3,232	12,444	3,930	576	347	21,328
Deferral of expenses under FAS 91	—	—	(417)	(1,928)	(1,241)	—	—	(3,586)

Pretax income (loss)	9,028	16,321	9,677	13,927	6,543	(568)	(132)	54,796

Net income (loss)	$5,462	$9,874	$5,855	$8,426	$3,959	$(344)	$(80)	$33,152

Relevant Financial and Performance Data
Average interest-earning assets	$2,177,781	$4,649,775	$1,548,724	$1,882,041	$671,861	$147	$52,569	$10,982,898
Allocated capital	$38,186	$181,135	$90,763	$85,050	$60,173	$16	$4,681	$460,004
Loans produced	$—	$—	$42,107	$631,018	$353,489	$—	$—	$1,026,614
Loans sold	$—	$59,088	$161,726	$337,053	$—	$—	$—	$557,867
ROE	58%	22%	26%	40%	27%	N/M	(7)%	29%
ROA	1.01%	0.86%	1.52%	1.81%	2.40%	N/M	(0.71)%	1.22%
Net interest margin	1.71%	1.52%	2.17%	2.86%	5.39%	5.52%	6.84%	2.14%
Efficiency ratio	2%	3%	23%	42%	28%	N/M	39%	24%
Average FTE	5	10	27	336	85	17	13	493

      The following tables provide additional detail on treasury and eliminations for the three months ended March 31, 2006 and 2005:

		Eliminations

Three Months Ended		Interdivision
March 31, 2006	Treasury	Loan Sales	Other	Total

Operating Results
Net interest income	$(1,933)	$6,799	$3,223	$10,022
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	—	(13,392)	—	(13,392)
Service fee income	—	5,977	—	5,977
Gain (loss) on sale of securities	—	(5,138)	—	(5,138)
Other income	180	—	(1,380)	(1,380)

Net revenues (expense)	(1,753)	(5,754)	1,843	(3,911)
Operating expenses	1,739	—	2,751	2,751
Deferral of expenses under FAS 91	—	—	(575)	(575)

Pretax income (loss)	(3,492)	(5,754)	(333)	(6,087)

Net income (loss)	$(2,113)	$(3,481)	$(202)	$(3,683)

Relevant Financial and Performance Data
Average interest-earning assets	$811,173	$(84,839)	$—	$(84,839)
Allocated capital	$43,332	$—	$—	$—
Loans produced	$—	$—	$—	$—
Loans sold	$—	$(2,110,246)	$—	$(2,110,246)
ROE	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A
Average FTE	39	—	—	—

		Eliminations

Three Months Ended		Interdivision	MSR Economic
March 31, 2005	Treasury	Loan Sales	Value	Other	Total

	(Dollars in thousands)
Operating Results
Net interest income	$4,598	$3,993	$—	$2,310	$6,303
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	(12,691)	—	—	(12,691)
Service fee income	—	480	—	—	480
Gain (loss) on sale of securities	—	1,008	(10,102)	—	(9,094)
Other income	128	—	—	(2,445)	(2,445)

Net revenues (expense)	4,726	(7,210)	(10,102)	(135)	(17,447)
Operating expenses	151	—	—	1,490	1,490
Deferral of expenses under FAS 91	—	—	—	(2,855)	(2,855)

Pretax income (loss)	4,575	(7,210)	(10,102)	1,230	(16,082)

Net income (loss)	$2,768	$(4,362)	$(6,112)	$744	$(9,730)

Relevant Financial and Performance Data
Average interest-earning assets	$412,794	$(39,424)	$—	$—	$(39,424)
Allocated capital	$38,177	$—	$—	$—	$—
Loans produced	$—	$—	$—	$—	$—
Loans sold	$—	$(1,565,618)	$—	$—	$(1,565,618)
ROE	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Average FTE	28	—	—	—	—

      The following tables provide additional details on overhead costs for the three months ended March 31, 2006 and 2005:

Three Months Ended	MB	Servicing	Deposit	Corporate	Total
March 31, 2006	Overhead	Overhead	Overhead	Overhead	Overhead

	(Dollars in thousands)
Operating Results
Net interest income	$(114)	$(32)	$—	$(1,839)	$(1,985)
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—
Other income	197	669	790	654	2,310

Net revenues (expense)	83	637	790	(1,185)	325
Expenses	9,513	4,258	5,969	38,280	58,020

Pretax income (loss)	(9,430)	(3,621)	(5,179)	(39,465)	(57,695)

Net income (loss)	$(5,705)	$(2,191)	$(3,133)	$(23,921)	$(34,950)

Relevant Financial and Performance Data
Average interest-earning assets	$3,614	$—	$192	$63,753	$67,559
Allocated capital	$12,239	$270	$1,792	$154,464	$168,765
Loans produced	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—
ROE	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Average FTE	430	528	256	1,126	2,340

Three Months Ended	MB	Servicing	Deposit	Corporate	Total
March 31, 2005	Overhead	Overhead	Overhead	Overhead	Overhead

	(Dollars in thousands)
Operating Results
Net interest income	$288	$(327)	$—	$(2,435)	$(2,474)
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—
Other income	(1)	354	504	733	1,590

Net revenues (expense)	287	27	504	(1,702)	(884)
Expenses	7,428	4,669	4,905	40,151	57,153

Pretax income (loss)	(7,141)	(4,642)	(4,401)	(41,853)	(58,037)

Net income (loss)	$(4,320)	$(2,808)	$(2,663)	$(25,531)	$(35,322)

Relevant Financial and Performance Data
Average interest-earning assets	$—	$—	$180	$32,840	$33,020
Allocated capital	$5,171	$4,515	$1,062	$335,310	$346,058
Loans produced	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—
ROE	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Average FTE	218	462	183	972	1,835

Accounting Methodology for Reporting Segment Financial Results
     The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit and Corporate Overhead, respectively. Starting in 2006, trust preferred is allocated to the operating channels which results in higher interest expense at the operating channel level but reduces their capital charge. This is more reflective of our use of trust preferred as a component of capital. Prior period data was revised accordingly.
      The mortgage production divisions are credited with gain on sale of loans based on the actual amount realized for loans sold in the period for that division. Loans are occasionally transferred (“sold”) from the production divisions to the thrift divisions at a premium based on the estimated fair value. The premium paid for the loans is recorded as a gain in the production divisions and a premium on the asset in the thrift divisions and eliminated in consolidation. In subsequent periods, this premium is amortized as part of the thrift divisions’ net interest margin and the amortization is reversed in Eliminations.
      Under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), certain fees and related incremental direct costs associated with originating loans are required to be deferred when incurred. SFAS No. 91 fees and expenses are deferred at production and subsequently recognized at sale. This is reflected as a reclassification reducing operating expenses and loan fees with the net deferral reported as a component of the gain on sale. The deferral of direct origination costs is shown separately as a contra to the gross operating expenses in the detail segment tables on pages 9 to 12 to enable the computation of gross cost per funded loan.
      The Company hedges the MSRs to protect their economic value. The results in the business segment tables above reflect the economic fair value of MSRs. Prior to the adoption of SFAS No. 156 on January 1, 2006, the economic fair value may vary from the GAAP value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value were eliminated in consolidation. Also, the Company has revised its capital allocation on MSRs to more closely conform to regulatory capital rules. Prior period data was revised accordingly.
      The Company’s corporate overhead costs such as corporate salaries and related expenses, and non-recurring corporate items are not allocated to the operating channels. Also, for purposes of calculating average interest-earning assets, the allowance for loan losses is excluded.

PRODUCT PROFITABILITY ANALYSIS
      As part of our process of measuring results and holding managers responsible for specific targets, we evaluate profitability at the product level in addition to our segment results. We currently have four product groups:

Standard Consumer Home Loans Held for Sale	Includes first mortgage products originated for sale through the various Indymac channels (excluding servicing retained and consumer construction channels). These products include:
Agency Conforming/Jumbo	First mortgage loans for sale that meet the underwriting guidelines of Fannie Mae and Freddie Mac. Also includes loans that meet all these guidelines, but exceed the loan size acceptable to these agencies.
Alt-A	First mortgage loans for sale that have prime credit characteristics, but do not meet the GSE underwriting guidelines. We sell some Alt-A loans to the GSEs on a negotiated basis even though the loans do not meet the GSE underwriting guidelines.
Subprime	Includes first mortgage loans that are extended to borrowers with impaired credit with one or more of the following characteristics: 1) FICO score of less than 620; 2) late mortgage payment in the last 12 months; and 3) bankruptcy in the last 2 years.
Specialty Consumer Home Loans Held for Sale and/or Investment	Includes specialty mortgage products originated through the various Indymac channels and adjusted for intercompany activity. These products include:
HELOCs/ Seconds	Home equity lines of credit and closed-end second mortgages.
Reverse Mortgages	Reverse mortgage loans extended to borrowers age 62 and older secured by equity in a primary residence.
CTP/ Lot	Loans made to homeowners for the construction of new custom homes and the subsequent permanent mortgage, and lot loans.
Discontinued	Dealer originated manufactured housing and home improvement loans.
Home Loans and Related Investments	Includes all investment related activity such as home loans held for investment, variable cash flow instruments, mortgage-backed securities and other related investments.
Retained Assets and Retention Activities	Mortgage banking, trading and hedging activity associated with the purchase, management and sale of mortgage banking assets and variable cash flow instruments retained in connection with the Company’s loan sales. Activity also includes loans acquired through clean-up calls and originated through customer retention programs.
MBS	Trading and investment activity related to the purchase, management and sale of investment grade mortgage-backed securities.
SFR Loans Held for Investment	Company-wide loan investment activity related to the purchase, management and sale of single family residential mortgage loans held for investment.

Loan Servicing Operations	Includes all fixed operating costs associated with servicing loans held for sale, held for investment and loans serviced for others that are not allocated to the respective products for which these services are provided.
Specialty Commercial Loans Held for Investment	Includes the consolidated loan activity associated with loans that are made to commercial customers, such as homebuilders, commercial builders and mortgage brokers and bankers for the purposes of either building residential homes or financing the purchase of these homes.
Single Spec	Loans that are made to homebuilders to build individual custom homes for resale to consumers.
Subdivision Construction	Subdivision lending for commercial acquisition, development and construction loans to commercial builders.
Warehouse Lending	Warehouse lines of credit to mortgage brokers to finance their inventory of loans prior to sale.
Other
Treasury	Includes all financing activity related to providing funds (FHLB and private borrowings, debt and other securities issuances and deposits generation) to Indymac businesses to fund loans and investments. The use of funds is charged to each business unit according to Indymac’s capital allocation and funds transfer pricing methodology with the difference residing in Treasury.
MB Overhead	Includes administrative fixed operating costs associated with originating and selling of mortgage loans.
Servicing Overhead	Includes all fixed operating costs associated with servicing loans held for sale, held for investment and loans serviced for others that are not allocated to the respective products for which these services are provided.
Deposits	Includes all deposit generating activities to raise deposits from retail bank branch customers to be used in certain lending activities. The Deposits group is organized as a cost center whereby its interest expense from deposits as well as the variable cost associated with deposit generation are offset by allocations from Treasury.
Corporate Overhead	Includes all corporate fixed costs that do not vary in the short term with changes in business activity. Fixed costs include corporate administration, financial management, enterprise risk management, centralized information technology and other unallocated fixed costs.

      The following tables summarize the profitability for each of the four product groups and the loan servicing operations for the three months ended March 31, 2006 and 2005:

			Home
	Standard	Specialty	Loans &	Specialty
Three Months Ended	Consumer Home	Consumer	Related	Commercial			Total
March 31, 2006	Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$30,281	$36,727	$44,137	$17,041	$(1,933)	$957	$127,210
Provision for loan losses	—	(1,679)	(1,750)	(393)	—	—	(3,822)
Gain (loss) on sale of loans	101,369	35,002	4,828	—	—	—	141,199
Service fee income	—	5,457	25,041	—	—	391	30,889
Gain (loss) on sale of securities	—	(1,198)	(1,417)	—	—	—	(2,615)
Other income	—	7,755	1,199	1,408	180	1,132	11,674

Net revenue (expense)	131,650	82,064	72,038	18,056	(1,753)	2,480	304,535
Variable expenses	56,295	38,900	949	3,258	—	—	99,402
Deferral of expenses under FAS 91	(43,545)	(17,327)	(827)	(1,527)	—	—	(63,226)
Fixed expenses	39,093	19,684	11,564	3,340	1,739	60,771	136,191

Pretax income (loss)	79,807	40,807	60,352	12,985	(3,492)	(58,291)	132,168

Net income (loss)	$48,284	$24,620	$36,513	$7,856	$(2,113)	$(35,311)	$79,849

Balance Sheet Data
Average interest-earning assets	$7,712,367	$5,426,475	$8,778,529	$1,268,342	$811,173	$37,287	$24,034,173
Allocated capital	$362,914	$345,600	$506,616	$118,992	$43,332	$220,852	$1,598,306
Performance Ratios
Return on average equity (ROE)	54%	29%	29%	27%	N/A	N/A	20%
Net interest margin	1.59%	2.74%	2.04%	5.45%	N/A	N/A	2.15%
MBR margin	0.98%	1.60%	1.56%	N/A	N/A	N/A	1.10%
Efficiency ratio	39%	49%	16%	27%	N/A	N/A	56%
Operating Data
Loan production	$15,535,795	$4,077,455	$317,525	$409,274	$—	$—	$20,340,049
Loans sold	$13,395,747	$3,002,974	$309,466	$—	$—	$—	$16,708,187

			Home
	Standard	Specialty	Loans &	Specialty
Three Months Ended	Consumer Home	Consumer	Related	Commercial			Total
March 31, 2005	Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$23,682	$25,610	$41,318	$11,228	$4,598	$(1,262)	$105,174
Provision for loan losses	—	(1,021)	(950)	(519)	—	—	(2,490)
Gain (loss) on sale of loans	115,925	25,526	2,871	—	—	—	144,322
Service fee income	—	3,910	6,918	—	—	(6,410)	4,418
Gain (loss) on sale of securities	—	806	(5,452)	—	—	—	(4,646)
Other income	—	5,336	710	915	128	(518)	6,571

Net revenue (expense)	139,607	60,167	45,415	11,624	4,726	(8,190)	253,349
Variable expenses	50,354	25,972	1,013	3,697	—	—	81,036
Deferral of expenses under FAS 91	(35,414)	(10,182)	(199)	(1,376)	—	—	(47,171)
Fixed expenses	35,137	11,626	7,002	1,980	151	58,365	114,261

Pretax income (loss)	89,530	32,751	37,599	7,323	4,575	(66,555)	105,223

Net income (loss)	$54,165	$19,814	$22,748	$4,431	$2,768	$(40,476)	$63,450

Balance Sheet Data
Average interest-earning assets	$4,599,849	$3,506,887	$7,672,095	$816,308	$412,794	$31,134	$17,039,067
Allocated capital	$211,310	$185,661	$366,332	$71,183	$38,177	$397,189	$1,269,852
Performance Ratios
Return on average equity (ROE)	104%	43%	25%	25%	N/A	N/A	20%
Net interest margin	2.09%	2.96%	2.18%	5.58%	N/A	N/A	2.50%
MBR margin	1.75%	2.37%	1.58%	N/A	N/A	N/A	1.82%
Efficiency ratio	36%	45%	17%	35%	N/A	N/A	58%
Operating Data
Loan production	$9,256,668	$2,048,180	$221,769	$427,887	$—	$—	$11,954,504
Loans sold	$7,996,538	$1,233,392	$423,822	$—	$—	$—	$9,653,752

     The following tables provide details on the profitability for the standard consumer home loans held for sale for the three months ended March 31, 2006 and 2005:

	Standard Consumer Home Loans Held for Sale

	Agency
Three Months Ended	Conforming/
March 31, 2006	Jumbo	Alt-A	Subprime	Total

	(Dollars in thousands)
Operating Results
Net interest income	$2,339	$19,736	$8,206	$30,281
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	555	95,122	5,692	101,369
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	2,894	114,858	13,898	131,650
Variable expenses	3,259	45,968	7,068	56,295
Deferral of expenses under FAS 91	(2,521)	(35,557)	(5,467)	(43,545)
Fixed expenses	2,336	33,005	3,752	39,093

Pretax income (loss)	(180)	71,442	8,545	79,807

Net income (loss)	$(109)	$43,223	$5,170	$48,284

Balance Sheet Data
Average interest-earning assets	$611,780	$5,836,548	$1,264,039	$7,712,367
Allocated capital	$25,516	$258,926	$78,472	$362,914
Performance Ratios
Return on average equity (ROE)	(2)%	68%	27%	54%
Net interest margin	1.55%	1.37%	2.63%	1.59%
MBR margin	0.58%	0.94%	2.06%	0.98%
Efficiency ratio	106%	38%	39%	39%
Operating Data
Loan production	$540,991	$14,453,534	$541,270	$15,535,795
Loans sold	$499,115	$12,223,520	$673,112	$13,395,747

	Standard Consumer Home Loans Held for Sale

	Agency
Three Months Ended	Conforming/
March 31, 2005	Jumbo	Alt-A	Subprime	Total

	(Dollars in thousands)
Operating Results
Net interest income	$1,932	$15,260	$6,490	$23,682
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	6,889	103,200	5,836	115,925
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	8,821	118,460	12,326	139,607
Variable expenses	3,174	37,127	10,053	50,354
Deferral of expenses under FAS 91	(2,220)	(26,163)	(7,031)	(35,414)
Fixed expenses	2,379	27,420	5,338	35,137

Pretax income (loss)	5,488	80,076	3,966	89,530

Net income (loss)	$3,320	$48,446	$2,399	$54,165

Balance Sheet Data
Average interest-earning assets	$357,547	$3,570,111	$672,191	$4,599,849
Allocated capital	$15,102	$154,090	$42,118	$211,310
Performance Ratios
Return on average equity (ROE)	89%	128%	23%	104%
Net interest margin	2.19%	1.73%	3.92%	2.09%
MBR margin	1.59%	1.79%	1.48%	1.75%
Efficiency ratio	38%	32%	68%	36%
Operating Data
Loan production	$727,510	$8,048,548	$480,610	$9,256,668
Loans sold	$555,838	$6,605,248	$835,452	$7,996,538

     The following tables provide details on the profitability for the specialty consumer home loans held for sale and/or investment for the three months ended March 31, 2006 and 2005:

	Specialty Consumer Home Loans Held for Sale and/or Investment

Three Months Ended	HELOCs/	Reverse
March 31, 2006	Seconds	Mortgages	CTP/Lot	Discontinued	Total

	(Dollars in thousands)
Operating Results
Net interest income	$23,806	$1,366	$10,851	$704	$36,727
Provision for loan losses	—	—	(869)	(810)	(1,679)
Gain (loss) on sale of loans	(5,563)	28,240	12,325	—	35,002
Service fee income	1,020	4,437	—	—	5,457
Gain (loss) on sale of securities	(1,523)	—	325	—	(1,198)
Other income	1,991	411	5,353	—	7,755

Net revenues (expense)	19,731	34,454	27,985	(106)	82,064
Variable expenses	12,937	16,167	9,796	—	38,900
Deferral of expenses under FAS 91	(8,216)	(6,930)	(2,181)	—	(17,327)
Fixed expenses	2,656	11,835	5,109	84	19,684

Pretax income (loss)	12,354	13,382	15,261	(190)	40,807

Net income (loss)	$7,474	$8,028	$9,233	$(115)	$24,620

Balance Sheet Data
Average interest-earning assets	$2,979,563	$296,165	$2,106,064	$44,683	$5,426,475
Allocated capital	$229,793	$17,204	$94,898	$3,705	$345,600
Performance Ratios
Return on average equity (ROE)	13%	189%	39%	(13)%	29%
Net interest margin	3.24%	1.87%	2.09%	6.39%	2.74%
MBR margin	0.46%	2.83%	1.87%	N/A	1.60%
Efficiency ratio	37%	61%	44%	12%	49%
Operating Data
Loan production	$1,643,233	$1,118,254	$1,315,968	$—	$4,077,455
Loans sold	$1,299,945	$1,045,192	$657,837	$—	$3,002,974

	Specialty Consumer Home Loans Held for Sale and/or Investment

Three Months Ended	HELOCs/	Reverse
March 31, 2005	Seconds	Mortgages	CTP/Lot	Discontinued	Total

	(Dollars in thousands)
Operating Results
Net interest income	$10,868	$463	$13,393	$886	$25,610
Provision for loan losses	—	—	(356)	(665)	(1,021)
Gain (loss) on sale of loans	2,102	15,918	7,516	(10)	25,526
Service fee income	1,170	2,740	—	—	3,910
Gain (loss) on sale of securities	612	—	194	—	806
Other income	1,425	188	3,719	4	5,336

Net revenues (expense)	16,177	19,309	24,466	215	60,167
Variable expenses	9,028	9,757	7,187	—	25,972
Deferral of expenses under FAS 91	(4,582)	(3,807)	(1,793)	—	(10,182)
Fixed expenses	813	6,380	4,086	347	11,626

Pretax income (loss)	10,918	6,979	14,986	(132)	32,751

Net income (loss)	$6,605	$4,222	$9,067	$(80)	$19,814

Balance Sheet Data
Average interest-earning assets	$1,611,248	$105,329	$1,737,741	$52,569	$3,506,887
Allocated capital	$95,488	$11,436	$74,056	$4,681	$185,661
Performance Ratios
Return on average equity (ROE)	28%	150%	50%	(7)%	43%
Net interest margin	2.74%	1.78%	3.13%	6.84%	2.96%
MBR margin	0.88%	3.15%	2.82%	N/A	2.37%
Efficiency ratio	33%	64%	38%	39%	45%
Operating Data
Loan production	$553,690	$506,712	$987,778	$—	$2,048,180
Loans sold	$373,988	$520,378	$339,026	$—	$1,233,392

      The following tables provide details on the profitability for the home loans and related investments and the loan servicing operations for the three months ended March 31, 2006 and 2005:

	Home Loans and Related Investments

	Retained Assets		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total

	(Dollars in thousands)
Three Months Ended March 31, 2006
Operating Results
Net interest income	$9,997	$10,172	$23,968	$44,137
Provision for loan losses	—	—	(1,750)	(1,750)
Gain (loss) on sale of loans	4,706	—	122	4,828
Service fee income	25,041	—	—	25,041
Gain (loss) on sale of securities	(1,123)	(678)	384	(1,417)
Other income	867	—	332	1,199

Net revenues (expense)	39,488	9,494	23,056	72,038
Variable expenses	949	—	—	949
Deferral of expenses under FAS 91	(827)	—	—	(827)
Fixed expenses	10,479	228	857	11,564

Pretax income (loss)	28,887	9,266	22,199	60,352

Net income (loss)	$17,477	$5,606	$13,430	$36,513

Balance Sheet Data
Average interest-earning assets	$597,811	$2,659,112	$5,521,606	$8,778,529
Allocated capital	$237,195	$49,510	$219,911	$506,616
Performance Ratios
Return on equity (ROE)	30%	46%	25%	29%
Net interest margin	6.78%	1.55%	1.76%	2.04%
MBR margin	1.52%	N/A	N/A	1.56%
Efficiency ratio	27%	2%	3%	16%
Operating Data
Loan production	$317,525	$—	$—	$317,525
Loans sold	$309,466	$—	$—	$309,466

	Home Loans and Related Investments

	Retained Assets		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total

	(Dollars in thousands)
Three Months Ended March 31, 2005
Operating Results
Net interest income	$13,335	$9,192	$18,791	$41,318
Provision for loan losses	—	—	(950)	(950)
Gain (loss) on sale of loans	2,494	—	377	2,871
Service fee income	6,918	—	—	6,918
Gain (loss) on sale of securities	(5,504)	52	—	(5,452)
Other income	711	—	(1)	710

Net revenues (expense)	17,954	9,244	18,217	45,415
Variable expenses	1,013	—	—	1,013
Deferral of expenses under FAS 91	(199)	—	—	(199)
Fixed expenses	6,203	216	583	7,002

Pretax income (loss)	10,937	9,028	17,634	37,599

Net income (loss)	$6,617	$5,462	$10,669	$22,748

Balance Sheet Data
Average interest-earning assets	$865,899	$2,177,781	$4,628,415	$7,672,095
Allocated capital	$148,079	$38,186	$180,067	$366,332
Performance Ratios
Return on equity (ROE)	18%	58%	24%	25%
Net interest margin	6.25%	1.71%	1.65%	2.18%
MBR margin	1.73%	N/A	N/A	1.58%
Efficiency ratio	39%	2%	3%	17%
Operating Data
Loan production	$221,769	$—	$—	$221,769
Loans sold	$364,734	$—	$59,088	$423,822

      The following table provides details on the profitability for the specialty commercial loans held for investment for the three months ended March 31, 2006 and 2005:

	Specialty Commercial Loans Held for Investment

	Single		Warehouse
	Spec	Subdivision	Lending	Total

	(Dollars in thousands)
Three Months Ended March 31, 2006
Operating Results
Net interest income	$3,962	$12,665	$414	$17,041
Provision for loan losses	(72)	(250)	(71)	(393)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	877	236	295	1,408

Net revenues (expense)	4,767	12,651	638	18,056
Variable expenses	630	2,628	—	3,258
Deferral of expenses under FAS 91	(77)	(1,450)	—	(1,527)
Fixed expenses	366	2,152	822	3,340

Pretax income (loss)	3,848	9,321	(184)	12,985

Net income (loss)	$2,328	$5,639	$(111)	$7,856

Balance Sheet Data
Average interest-earning assets	$241,060	$971,064	$56,218	$1,268,342
Allocated capital	$18,479	$95,000	$5,513	$118,992
Performance Ratios
Return on equity (ROE)	51%	24%	N/A	27%
Net interest margin	6.67%	5.29%	N/A	5.45%
Efficiency ratio	19%	26%	N/A	27%
Operating Data
Loan production	$46,489	$362,785	$—	$409,274
Loans sold	$—	$—	$—	$—

	Specialty Commercial Loans Held for Investment

	Single		Warehouse
	Spec	Subdivision	Lending	Total

	(Dollars in thousands)
Three Months Ended March 31, 2005
Operating Results
Net interest income	$2,298	$8,928	$2	$11,228
Provision for loan losses	(119)	(400)	—	(519)
Gain (loss) on sale of loans	—	—	—	—
Service fee income		—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	205	704	6	915

Net revenues (expense)	2,384	9,232	8	11,624
Variable expenses	776	2,921	—	3,697
Deferral of expenses under FAS 91	(135)	(1,241)	—	(1,376)
Fixed expenses	395	1,009	576	1,980

Pretax income (loss)	1,348	6,543	(568)	7,323

Net income (loss)	$816	$3,959	$(344)	$4,431

Balance Sheet Data
Average interest-earning assets	$144,300	$671,861	$147	$816,308
Allocated capital	$10,994	$60,173	$16	$71,183
Performance Ratios
Return on equity (ROE)	30%	27%	N/A	25%
Net interest margin	6.46%	5.39%	N/A	5.58%
Efficiency ratio	41%	28%	N/A	35%
Operating Data
Loan production	$74,398	$353,489	$—	$427,887
Loans sold	$—	$—	$—	$—

      The following table provides details on the overhead costs for the three months ended March 31, 2006 and 2005:

Three Months Ended
March 31, 2006	Servicing OH	MB OH	Deposit OH	Corporate OH	Total Overhead

	(Dollars in thousands)
Operating Results
Net interest income	$(32)	$(114)	$2,898	$(1,795)	$957
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	391	391
Gain (loss) on sale of securities	—	—	—	—	—
Other income	669	197	790	(524)	1,132

Net revenues (expense)	637	83	3,688	(1,928)	2,480
Variable expenses	—	—	—	—	—
Deferral of expenses under FAS 91	—	—	—	—	—
Fixed expenses	4,258	9,513	8,867	38,133	60,771

Pretax income (loss)	(3,621)	(9,430)	(5,179)	(40,061)	(58,291)

Net income (loss)	$(2,191)	$(5,705)	$(3,133)	$(24,282)	$(35,311)

Balance Sheet Data
Average interest-earning assets	$—	$3,614	$192	$33,481	$37,287
Allocated capital	$270	$12,239	$1,792	$206,551	$220,852
Performance Ratios
Return on equity (ROE)	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

Three Months Ended
March 31, 2005	Servicing OH	MB OH	Deposit OH	Corporate OH	Total Overhead

	(Dollars in thousands)
Operating Results
Net interest income	$(327)	$288	$1,212	$(2,435)	$(1,262)
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	(6,410)	(6,410)
Gain (loss) on sale of securities	—	—	—	—	—
Other income	354	(1)	504	(1,375)	(518)

Net revenues (expense)	27	287	1,716	(10,220)	(8,190)
Variable expenses	—	—	—	—	—
Deferral of expenses under FAS 91	—	—	—	—	—
Fixed expenses	4,669	7,428	6,117	40,151	58,365

Pretax income (loss)	(4,642)	(7,141)	(4,401)	(50,371)	(66,555)

Net income (loss)	$(2,808)	$(4,320)	$(2,663)	$(30,685)	$(40,476)

Balance Sheet Data
Average interest-earning assets	$—	$—	$180	$30,954	$31,134
Allocated capital	$4,515	$5,171	$1,062	$386,441	$397,189
Performance Ratios
Return on equity (ROE)	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

LOAN PRODUCTION
      The Company achieved record mortgage loan production of $20.0 billion for the three months ended March 31, 2006. This production is up 11% from the fourth quarter of 2005, and up 72% from $11.6 billion reported in the first quarter of 2005, while the industry volume contracted 17% in the first quarter of 2006 compared to the fourth quarter of 2005 based on the MBA April 12, 2006 Mortgage Finance Long-Term Forecast. As a result, our market share more than doubled from 1.87% in the first quarter of 2005 to 3.89% in the first quarter of 2006.
      Total loan production, including subdivision construction, reached $20.3 billion for the three months ended March 31, 2006, also a record for the Company.
      Our record production in the first quarter of 2006 is the result of strong production volume from our mortgage professionals channels, including conduit, and Financial Freedom, which increased 81% and 121%, respectively, over the first quarter of 2005. The production growth was accomplished through our continued drive to leverage our mortgage banking platform. Year over year, we increased our regional mortgage centers from 10 to 13, our sales staff by 27% to 811 and our active customers in the mortgage professionals division by 33% to 7,174.
      At March 31, 2006, our total pipeline of loans in process, which includes rate lock commitments for loans in process and loans that have been submitted for processing, but not yet rate locked, was a record high at $10.4 billion, up 13% from December 31, 2005, primarily due to 25% increase in purchase transactions.
      The following tables summarize our loan production and pipeline by purpose, interest rate type, product type, S&P loss estimate, geographic distribution, and channels as of and for the quarters ended March 31, 2006 and 2005, and December 31, 2005:

	As of and for the Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2006	2005	Change	2005	Change

	(Dollars in millions)
Production and Pipeline by Purpose:
Mortgage loan production:
Purchase transactions	$7,778	$4,895	59%	$6,917	12%
Cash-out refinance transactions	9,779	5,342	83%	8,745	12%
Rate/term refinance transactions	2,420	1,365	77%	2,363	2%

Total mortgage loan production	$19,977	$11,602	72%	$18,025	11%

% purchase and cash-out refinance transactions	88%	88%		87%
Mortgage industry market share	3.89%	1.87%	108%	2.91%	34%
Mortgage pipeline:
Purchase transactions	$4,517	$3,296	37%	$3,617	25%
Cash-out refinance transactions	4,558	3,036	50%	4,332	5%
Rate/term refinance transactions	1,349	1,157	17%	1,237	9%

Mortgage pipeline at period end(1)	$10,424	$7,489	39%	$9,186	13%

% purchase and cash-out refinance transactions	87%	85%		87%

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

Production by Amortization Type as a Percent of Mortgage Production:
Fixed Rate Mortgages	30%	25%	30%
Option ARMs	27%	33%	26%
ARMs and Hybrid ARMs	20%	17%	20%
Hybrid ARMs Interest Only	23%	25%	24%

	100%	100%	100%

(1)	The amount does not include $1,257 million, $634 million, and $1,302 million of bulk rate lock commitments in the conduit pipeline at March 31, 2006, March 31, 2005, and December 31, 2005, respectively.

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2006	2005	Change	2005	Change

	(Dollars in millions)
Total Production:
Standard First Mortgage Products:
Alt-A	$15,117	$8,545	77%	$13,353	13%
Jumbo	332	518	(36)%	594	(44)%
Agency conforming	279	287	(3)%	249	12%
Subprime	554	485	14%	700	(21)%

Total standard first mortgage products (S&P evaluated)(1)	16,282	9,835	66%	14,896	9%
Specialty Consumer Home Mortgage Products:
Home equity line of credit/ Seconds	1,643	561	193%	1,234	33%
Reverse mortgages	1,118	507	121%	955	17%
Consumer construction	934	699	34%	940	(1)%

Subtotal mortgage production	19,977	11,602	72%	18,025	11%
Builder construction commitments	363	353	3%	453	(20)%

Total production	$20,340	$11,955	70%	$18,478	10%

      The following summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005:

	Three Months Ended

	March 31, 2006		March 31, 2005		December 31, 2005

	Average		Average		Average
	Lifetime	Percent of	Lifetime	Percent of	Lifetime	Percent of
	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total

	(Dollars in millions)
Volume by S&P Lifetime Loss Estimate(1):
Agency conforming equivalent (<45 bps)	0.22%	58%	0.21%	66%	0.20%	63%
Prime Alt-A Equivalent (45-80 bps)	0.59%	28%	0.58%	25%	0.59%	26%
Subprime Equivalent (>80 bps)	1.57%	14%	1.99%	9%	2.05%	11%

Total S&P lifetime loss estimate	0.51%	100%	0.47%	100%	0.51%	100%

Total S&P evaluated production		$16,282		$9,835		$14,896

(1)	While Indymac production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, and construction loans.
     The following indicates the geographic distribution of our production for the three months ended March 31, 2006 and 2005, and December 31, 2005:

	March 31,	March 31,	December 31,
	2006	2005	2005

Geographic distribution:
California	44%	46%	44%
Florida	9%	8%	8%
New York	6%	6%	6%
Virginia	5%	3%	4%
New Jersey	4%	4%	4%
Other	32%	33%	34%

Total	100%	100%	100%

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
Volume by Divisions:	2006	2005	Change	2005	Change

	(Dollars in millions)
Mortgage Loan Production:
Mortgage Professionals,
Wholesale	$8,781	$6,016	46%	$8,188	7%
Correspondent	2,276	893	155%	1,754	30%
Conduit	6,136	2,605	136%	5,281	16%
Consumer Direct	525	686	(23)%	667	(21)%
Financial Freedom	1,118	507	121%	955	17%
Servicing Retention	427	222	92%	353	21%
Home Equity Division	30	42	(29)%	53	(43)%
Consumer Construction and Lot	684	631	8%	774	(12)%

Total Mortgage Loan Production	19,977	11,602	72%	18,025	11%
Commercial Loan Production:
Builder Construction	363	353	3%	453	(20)%

Total Production	$20,340	$11,955	70%	$18,478	10%

      Key production drivers for mortgage professionals’ wholesale and correspondent channels, for the three months ended March 31, 2006 and 2005, and December 31, 2005 follows:

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2006	2005	Change	2005	Change

Key Production Drivers:
Active customers during the quarter(1)	7,174	5,394	33%	6,728	7%
Sales personnel	811	640	27%	712	14%
Number of regional offices	13	10	30%	13	0%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.
WAREHOUSE LENDING DIVISION
      Our warehouse lending division offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on balance sheet until they are sold to approved investors. The warehouse lending operation relies mainly on the sale or liquidation of the mortgages as a source of repayment. Receivables under warehouse facilities are presented on our balance sheet as loan receivables. Terms of non-affiliated clients’ warehouse lines, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. As of March 31, 2006, the warehouse lending operation had approved warehouse lines to non-affiliated clients of $342 million, of which $78.3 million was outstanding, as compared to $201 million and $48.6 million, respectively, as of December 31, 2005.

LOAN SALES
      The following table summarizes the amount of loans sold and the relevant performance ratios on loan sales during the three months ended March 31, 2006 and 2005 and the three months ended December 31, 2005:

	Three Months Ended

	March 31,	March 31,	Percent	December 31,	Percent
	2006	2005	Change	2005	Change

	(Dollars in thousands)
Total loans sold	$16,708,187	$9,653,752	73%	$15,570,179	7%
Ratios:
Gross MBR margin before hedging	0.86%	1.54%	(44)%	0.97%	(11)%
Net MBR margin after hedging	1.10%	1.82%	(40)%	1.10%	0%
      The MBR margin is calculated using mortgage banking revenue divided by total loans sold. The mortgage banking revenue includes total consolidated gain on sale of loans company-wide and the net interest income earned on mortgage loans held for sale by mortgage banking production divisions. While most of the gain on sale of loans results from the loan sale activities in our mortgage banking segment, we do occasionally sell loans held by our thrift segment. The gain on sale recognized in the thrift segment is included in the MBR margin calculation.
      The following tables summarize MBR margin by channel and product for the three months ended March 31, 2006 and 2005 and December 31, 2005:

	Three Months Ended

	March 31,	March 31,	December 31,
MBR Margin by Channel:	2006	2005	2005

Wholesale	1.27%	1.97%	1.20%
Correspondent	0.66%	1.32%	0.53%
Conduit	0.40%	0.55%	0.49%
Consumer Direct	1.94%	2.45%	1.87%
Financial Freedom	2.83%	3.15%	2.89%
Other	1.26%	1.96%	0.95%
Total MBR margin	1.10%	1.82%	1.10%

	Three Months Ended

	March 31,	March 31,	December 31,
MBR Margin by Product:	2006	2005	2005

Agency Conforming/ Jumbo	0.58%	1.59%	0.50%
Alt-A	0.94%	1.79%	0.87%
Subprime	2.06%	1.48%	1.98%
HELOC/ Seconds	0.46%	0.88%	N/M (1)
Reverse Mortgages	2.83%	3.15%	2.89%
CTP/ Lot	1.87%	2.82%	1.37%
Other	1.56%	1.58%	1.81%
Total MBR margin	1.10%	1.82%	1.10%

(1)	Not meaningful due to relatively small amount of loans sold during the fourth quarter of 2005
      The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale to protect its margin on sale of loans. Indymac focuses on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors, such as product type, origination channels, progress or “status” of transactions, as well as changes in market interest rates since Indymac committed a rate to the borrower (“rate lock commitments”), the Company seeks to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, the Company has been able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments.
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
      The following table shows the various channels through which loans were distributed:

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005
	Distribution	Distribution	Distribution
	Percentages	Percentages	Percentages

	(Dollars in millions)
Sales of government-sponsored enterprises (“GSEs”) equivalent loans	21%	19%	17%
Private-label securitizations	38%	51%	44%
Whole loan sales, servicing retained	36%	17%	33%
Whole loan sales, servicing released	2%	4%	1%

Subtotal sales	97%	91%	95%
Investment portfolio acquisitions	3%	9%	5%

Total loan distribution percentage	100%	100%	100%

Total loan distribution	$17,319	$10,571	$16,222

      We maintain multiple channels for loan dispositions to achieve sustainable liquidity and develop a deep and diverse investor base. Also, through multiple channels, Indymac can consistently sell investment and non-investment grade bonds, AAA-rated and agency interest-only securities, and whole loans for cash.
      In conjunction with the sale of mortgage loans, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $141.2 million in gain on sale of loans earned during the three months ended March 31, 2006 included the retention of $230.1 million MSRs, and $83.3 million of other retained assets. During the three months ended March 31, 2006, assets previously retained generated cash flows of $142.2 million. More information on the valuation assumptions related to the Company’s retained assets can be found at page 34, under the heading “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities.”
MORTGAGE SERVICING AND OTHER RETAINED ASSETS
MORTGAGE SERVICING AND MORTGAGE SERVICING RIGHTS
      In addition to loans the Company held on its balance sheet, Indymac serviced $96.5 billion of mortgage loans (including reverse mortgages and HELOCs) owned by others at March 31, 2006, with a weighted average coupon of 6.43%. In comparison, Indymac serviced $84.5 billion of mortgage loans owned by others at

December 31, 2005, with a weighted average coupon of 6.19%. The activity in the servicing portfolios for the quarters ended March 31, 2006 and 2005 and December 31, 2005 follows:

	Servicing Portfolio

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in millions)
Unpaid principal balance at beginning of period	$84,495	$50,219	$73,787
Additions	16,691	9,553	15,815
Clean-up calls exercised	—	(53)	(27)
Loan payments and prepayments	(4,674)	(3,724)	(5,080)

Unpaid principal balance at end of period	$96,512	$55,995	$84,495

      The following tables also provide additional information related to the servicing portfolio:

	As of

	March 31,	March 31,	December 31,
	2006	2005	2005

By Product Type:
Fixed Rate Mortgages	36%	44%	35%
Option ARMs	25%	19%	26%
Hybrid ARMs	27%	24%	27%
Reverse Mortgages (all ARMs)	9%	10%	9%
HELOCs	2%	2%	2%
Other	1%	1%	1%

Total	100%	100%	100%

	March 31,	March 31,	December 31,
Additional Information, Excluding Reverse Mortgages:	2006	2005	2005

Weighted average FICO	698	696	699
Weighted average original LTV/ CLTV	73%	73%	73%
Average original loan size (in thousands)	222	192	221
Percent of portfolio that is interest-only	25%	14%	23%
Percent of portfolio with prepayment penalty	38%	30%	37%
By Geographic Distribution:
California	42%	42%	42%
New York	9%	11%	9%
Florida	8%	6%	7%
New Jersey	5%	5%	5%
Virginia	4%	3%	4%
Other	32%	33%	33%

Total	100%	100%	100%

      Capitalized MSRs totaled $1,354.4 million as of March 31, 2006 and $1,094.5 million as of December 31, 2005, an increase of $259.9 million. The table below shows the activity in MSRs:

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in thousands)
Balance at beginning of period	$1,094,490	$640,794	$940,606
Cumulative-effect adjustment due to change in accounting for MSRs	17,561	—	—
Additions	230,057	132,900	211,357
Transfers from (to) prepayment penalty and/or AAA-rated and agency interest-only securities	—	(5,127)	—
Clean-up calls exercised	—	(1,396)	(1,314)
Change in fair value due to runoff	(68,158)	N/A	N/A
Change in fair value due to market changes	84,054	N/A	N/A
Change in fair value due to application of external benchmarking policies	(3,571)	N/A	N/A
Amortization	N/A	(45,792)	(68,298)
Valuation/impairment	N/A	12,859	12,139

Balance at end of period	$1,354,433	$734,238	$1,094,490

MSRs as basis points of unpaid principal balance	140	131	130
      The fair value of MSRs is determined using discounted cash flow techniques benchmarked against third party opinions of value. During the first quarter of 2006, we decreased MSR value by $3.6 million primarily as a result of adjusting the value for certain tranches based on third party benchmarks. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using an industry standard prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/ swap curve, as well as collateral specific current coupon information. Refer to “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 34 for further detail on the valuation assumptions.

      On January 1, 2006, we elected to measure MSRs using the fair value method instead of the amortization method. Therefore, change in value due to run-offs of the portfolio is recorded as valuation adjustment instead of amortization in the first quarter of 2006. The components of service fee income (expense) follows:

	Three Months Ended

	March 31,		March 31,		December 31,
	2006	% of UPB(1)	2005	% of UPB	2005	% of UPB

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$98,193	44	$54,989	42	$87,826	45
Change in value due to portfolio run offs/ Amortization	(68,158)	(31)	(45,792)	(35)	(68,298)	(35)

Service fee income (expense), net of change in value due to portfolio run offs/ amortization	30,035	13	9,197	7	19,528	10
Change in value due to application of external benchmarking policies	(3,571)	(2)	—	—	—	—
Valuation adjustment due to market changes	84,054	38	12,859	10	12,139	6
Hedge loss on MSRs	(79,629)	(36)	(17,638)	(13)	(12,953)	(7)

Total service fee (expense) income	$30,889	13	$4,418	4	$18,714	9

(1)	Represents the service fee income or expense in basis points of average unpaid principal balance of the capitalized servicing portfolio.
OTHER RETAINED ASSETS
      The carrying value of AAA-rated agency and interest-only, principal only, prepayment penalty, residual and non-investment grade securities is evaluated by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. The models used for estimation are periodically tested against historical prepayment speeds and our valuations are benchmarked to external sources, where available. We also may retain certain other investment grade securities from our securitizations and to a lesser extent purchased from third parties to serve as hedges for our AAA-rated and agency interest-only securities.
      A summary of the activity of the retained assets follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in thousands)
AAA-rated and agency interest-only securities:
Beginning balance	$78,731	$90,658	$74,005
Retained investments from securitizations	5,196	—	9,504
Cash received, net of accretion	(5,606)	(6,214)	(5,708)
Valuation gains (losses) before hedges	6,495	(1,364)	930

Ending balance	$84,816	$83,080	$78,731

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in thousands)
Principal only securities:
Beginning balance	$9,483	$18,598	$2,351
Retained investments from securitizations	4,224	1,419	9,303
Purchases	—	—	123,048
Sales	—	(18,342)	(122,684)
Cash received, net of accretion	7	(466)	(1,922)
Valuation gains (losses)	(894)	(96)	(613)

Ending balance	$12,820	$1,113	$9,483

Prepayment penalty securities:
Beginning balance	$75,741	$33,451	$76,178
Retained investments from securitizations	8,591	8,393	7,602
Transfer from MSRs	—	5,127	—
Cash received, net of accretion	(11,131)	(2,813)	(11,250)
Valuation (losses) gains	(6,252)	1,491	3,211

Ending balance	$66,949	$45,649	$75,741

Residual securities(1):
Beginning balance	$167,771	$135,386	$154,334
Retained investments from securitizations	41,876	30	22,812
Cash received, net of accretion	(6,049)	(2,960)	(8,619)
Valuation (losses) gains before hedges	1,530	(1,082)	(756)

Ending balance	$205,128	$131,374	$167,771

Investment-grade securities:
Beginning balance	$92,120	$146,822	$93,440
Retained investments from securitizations	14,801	33,924	4,317
Purchases	41,023	—	—
Impairment	(183)	(217)	(33)
Sales	—	(34,908)	—
Cash received, net of accretion	(1,424)	(1,707)	(5,027)
Valuation (losses) gains before hedges	(838)	118	(577)

Ending balance	$145,499	$144,032	$92,120

Non-Investment grade securities:
Beginning balance	$57,712	$83,052	$53,041
Retained investments from securitizations	8,649	—	4,496
Impairment	(252)	(120)	(22)
Sales	—	(4,004)	—
Cash received, net of accretion	207	714	20
Valuation (losses) gains before hedges	23	126	177

Ending balance	$66,339	$79,768	$57,712

(1)	Included in the residual securities balance at March 31, 2006 were $47.9 million of HELOC residuals retained from two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

      The fair value of other investment grade and non-investment grade securities by credit rating follows:

	March 31, 2006

		Premium			December 31,
	Current	(Discount)			2005
	Face	to Face	Amortized
	Value	Value	Cost	Fair Value	Fair Value

	(Dollars in thousands)
Other investment grade mortgage-backed securities:
AA	$68,918	$(479)	$68,439	$67,250	$21,787
A	2,443	(124)	2,319	2,335	239
BBB	30,718	(1,345)	29,373	29,681	29,848
BBB-	49,922	(3,639)	46,283	46,233	40,246

Total other investment grade mortgage-backed securities	$152,001	$(5,587)	$146,414	$145,499	$92,120

Non-investment grade mortgage-backed securities:
BB	$50,868	$(6,159)	$44,709	$45,195	$36,873
BB-	13,523	(122)	13,401	13,523	13,523
B	14,918	(9,177)	5,741	6,820	6,458
Other	10,066	(9,520)	546	801	858

Total other non-investment grade mortgage-backed securities	$89,375	$(24,978)	$64,397	$66,339	$57,712

      At March 31, 2006, of the total other investment grade and non-investment grade mortgage-backed securities, $170.0 million was collateralized by prime loans and $41.8 million by subprime loans.
      The components of the net gain (loss) on mortgage-backed securities are as follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in thousands)
Net gain (loss) on securities:
Realized gain on available for sale securities	$—	$(350)	$—
Impairment on available for sale securities	(435)	(337)	(54)
Unrealized (loss) gain on prepayment penalty securities	(6,252)	1,491	3,211
Unrealized gain (loss) on AAA-rated and agency interest-only and residual securities	6,284	(4,268)	642
Net (loss) gain on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	(2,212)	(1,182)	2,134

Total (loss) gain on securities, net	$(2,615)	$(4,646)	$5,933

VALUATION OF MSRS, INTEREST-ONLY, PREPAYMENT PENALTY,
AND RESIDUAL SECURITIES
      MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. Prior to January 1, 2006, MSRs were subject to the lower of cost or market limitations. Relevant information and assumptions used to value these securities at March 31, 2006 and 2005, and December 31, 2005 follows:

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
		Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Book Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)
March 31, 2006
MSRs	$1,354,433	$96,511,574	6.43%	0.37%	17.6%	3.82	21.0%	17.5%	10.3%	N/A

AAA-rated and agency interest-only securities	$84,816	$7,708,837	6.62%	0.39%	15.6%	2.86	20.7%	18.2%	10.2%	N/A

Prepayment penalty securities	$66,949	$14,528,867	6.61%	N/A	17.4%	N/A	20.9%	22.1%	10.5%	N/A

Prime residual securities	$3,954	$1,117,251	6.19%	N/M	72.1%	N/M	45.4%	51.6%	15.0%	0.18%
Lot loan residual securities	50,649	$1,103,266	8.02%	2.79%	29.3%	1.64	42.7%	41.4%	22.1%	0.37%
HELOC residual securities	80,819	$1,929,000	8.64%	2.70%	48.1%	1.55	50.2%	48.2%	19.2%	0.74%
Subprime residual securities	69,706	$5,726,600	7.53%	1.72%	24.7%	0.71	37.5%	30.4%	24.9%	3.11%

Total non-investment grade residual securities	$205,128

March 31, 2005
MSRs	$734,238	$55,994,639	5.79%	0.36%	21.4%	3.64	20.5%	20.6%	11.0%	N/A

AAA-rated and agency interest-only securities	$83,080	$7,623,711	6.30%	0.37%	29.7%	2.95	14.4%	25.4%	11.0%	N/A

Prepayment penalty securities	$45,649	$8,351,419	5.22%	N/A	21.6%	N/A	20.6%	19.0%	13.5%	N/A

Prime residual securities	$4,813	$1,510,690	6.40%	1.01%	36.8%	0.31	29.9%	37.2%	15.0%	0.20%
Lot loan residual securities	18,594	$394,413	7.09%	3.65%	35.1%	1.29	42.2%	42.8%	19.6%	0.39%
HELOC residual securities	59,800	$1,372,162	6.87%	3.28%	47.5%	1.33	49.1%	50.0%	19.0%	0.72%
Subprime residual securities	48,167	$3,451,302	7.29%	2.56%	26.9%	0.54	34.1%	22.1%	24.9%	2.88%

Total non-investment grade residual securities	$131,374

December 31, 2005
MSRs	$1,094,490	$84,495,133	6.19%	0.37%	21.7%	3.54	21.4%	16.2%	10.7%	N/A

AAA-rated and agency interest-only securities	$78,731	$7,583,643	6.63%	0.38%	27.5%	2.73	20.3%	22.7%	8.0%	N/A

Prepayment penalty securities	$75,741	$13,657,946	6.30%	N/A	22.7%	N/A	23.7%	20.3%	9.0%	N/A

Prime residual securities	$2,438	$1,183,361	5.85%	0.61%	60.0%	0.34	46.3%	51.4%	15.0%	0.18%
Lot loan residual securities	41,066	$939,005	7.55%	2.90%	33.2%	1.51	43.1%	41.4%	21.6%	0.36%
HELOC residual securities	66,041	$1,430,473	8.26%	3.18%	55.8%	1.45	44.0%	49.6%	19.0%	0.87%
Subprime residual securities	58,226	$4,831,675	7.40%	2.17%	28.9%	0.55	37.1%	29.4%	24.9%	2.94%

Total non-investment grade residual securities	$167,771

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.09%, 0.23%, and 0.55% for prime, HELOC, and subprime loans, respectively, at March 31, 2006. No loss has been incurred on lot loans as of March 31, 2006.

      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) estimated for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only securities, prepayment rates are projected using an industry standard prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information.
      The weighted-average multiple for MSRs, AAA-rated and agency interest-only securities and residual securities represent the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted-average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make the Company’s MSR multiples incomparable to peer multiples whose product mix is substantially different.
      As of March 31, 2006, the weighted-average multiple for MSRs had increased compared to December 31, 2005, primarily due to approximately 45 basis points increase in interest rates which has resulted in a lower expectation for future prepayments. The market environment also affected the weighted-average multiple for all other retained assets.
      The prepayment penalty securities are used as hedges of MSRs. The value of prepayment penalty securities generally rises in a declining rate environment due to higher prepayment activities, which typically mitigates a decline in MSR value attendant to faster prepayments. As of March 31, 2006, as a percent of the underlying collateral, the value of prepayment penalty securities was 46 basis points, down from 55 basis points at December 31, 2005, due to the rising rate environment during the first quarter.
HEDGING INTEREST RATE RISK ON SERVICING-RELATED ASSETS
      With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk. The MSRs and Other Retained Assets division is responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk Committee (“IRRC”), Variable Cash Flow Instruments Committee (“VCI”) and Enterprise Risk Management (“ERM”) group, and our Board of Directors-level ERM Committee.
      The objective of our hedging strategy is to maintain stable return in all interest rate environments and not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments. Historically, we have hedged servicing-related assets using a variety of derivative instruments and on balance sheet securities. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the instruments designed to correlate well with the hedged servicing assets.
      We use a VAR measure to monitor our interest rate risk on our portfolio of mortgage servicing rights and interest-only securities, and their related hedges. The measure incorporates a range of market factors that can impact the value of these assets, and supplements other risk measures such as Duration Gap and stress testing. VAR estimates the potential loss over a specified period at a specified confidence level. We have chosen a historical approach that uses 500 days of market conditions along with current portfolio data to estimate the potential one-day loss at a 95% confidence level. This means that actual losses are estimated to exceed the VAR measure about 5 times every 100 days.
      In modeling of the VAR, we have made a number of assumptions and approximations. As there is no standardized methodology for estimating VAR, different assumptions and approximations could result in materially different VAR estimates.

      As of March 31, 2006, the portfolio of the mortgage servicing rights and interest-only securities was valued at $1.3 billion, excluding HELOC and reverse mortgage MSRs. The average VAR (after the effect of hedging transactions) for the quarter was $1.5 million (or 12 bps of the recorded value). During the quarter the VAR measure ranged from $1.1 million to $3.4 million.
      A key performance measure for the MSR and Other Retained Assets division is the return on equity of the deployed capital. The segment as a whole reported an ROE of 29% for the quarter ended March 31, 2006. The table below provides a detail by major asset class of the ROE. The loss in the AAA IO portfolio is primarily due to a valuation adjustment based on benchmarking results.

	Servicing	AAA IO	Credit Risk
For the three months ended March 31, 2006:	Portfolio	Portfolio	Portfolio	Total

	(Dollars in thousands)
Net earnings	$12,313	(1,040)	5,910	17,183
Average capital deployed	$140,835	9,377	86,983	237,195
Return on equity	35%	(45)%	28%	29%
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
      At March 31, 2006, mortgage-backed securities totaled $4.6 billion, of which 89% were AAA-rated securities as detailed in the table below. Our AAA-rated mortgage-backed securities had an expected weighted-average life of 2.9 years.
      At March 31, 2006, included in our non-agency available for sale securities were $974.4 million AAA-rated HELOC-backed securities and $508.5 million of senior mortgage-backed securities from our on-balance-sheet financing transactions through which HELOCs and loans were recharacterized as securities. The objectives of these transactions were to improve the liquidity profile and lower cost of funds for the Company. We also had $24.2 million of senior securities in our trading portfolio from our own securitization at March 31, 2006.

      The following table details the loans held for investment and AAA-rated non-agency and agency senior securities as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005

	(Dollars in thousands)
Loans held for investment:
SFR mortgage	$5,663,142	$5,441,521
Consumer construction	1,726,226	1,656,963
Builder construction	972,241	838,772
HELOC	31,101	31,882
Land and other mortgage	313,253	260,615
Revolving warehouse lines of credit	78,331	48,616

Total — loans held for investment	$8,784,294	$8,278,369

AAA-rated mortgage-backed securities:
AAA-rated non-agency securities, trading	$24,244	$52,633
AAA-rated non-agency securities, available for sale	3,917,482	3,524,952
AAA-rated agency securities, available for sale	40,675	43,014

Total AAA-rated mortgage-backed securities	$3,982,401	$3,620,599

SFR MORTGAGE LOANS HELD FOR INVESTMENT
      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans to grow its thrift portfolio opportunistically depending on external market demand, always seeking the best execution of the mortgage loans produced. The Company added $611.3 million of mortgage loans in accordance with this strategy during the three months ended March 31, 2006.
      The following table shows the composition of the portfolio and the relevant credit quality characteristics as of March 31, 2006, December 31, 2005, and March 31, 2005:

	March 31,	December 31,	March 31,
	2006	2005	2005

	(Dollars in thousands)
SFR mortgage loans held for investment (book value)	$5,663,142	$5,441,521	$5,059,627
Average loan size	$292	$292	$302
Non-performing loans as a percentage of SFR loans	0.69%	0.62%	0.54%
Estimated average life in years(1)	2.3	2.4	2.4
Estimated average duration in years(2)	1.4	1.4	1.5
Estimated average net duration in month(3)	0.8	0.1	(0.1)
Annualized yield	5.61%	5.06%	4.72%
Percent of loans with active prepayment penalty	40%	35%	29%
Prepayment penalty fees collected	$1,313	$1,756	$754
Fixed-rate mortgages	6%	6%	8%
Option ARMs	24%	25%	17%
Adjustable rate mortgages	3%	4%	5%
Hybrid ARMs	16%	16%	20%
Hybrid ARMs interest only	51%	49%	50%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average duration measures the expected change in the value of a financial instrument in response to changes in interest rates.

(3)	Average net duration measures the expected change in the value of a financial instrument in response to changes in interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

	March 31,	December 31,	March 31,
Additional Information	2006	2005	2005

Average FICO score(1)	713	715	717
Original average loan to value ratio	73%	72%	72%
Current average loan to value ratio(2)	59%	58%	59%
Geographic distribution of top five states:
Southern California	31%	32%	30%
Northern California	21%	21%	21%
Florida	6%	5%	5%
Michigan	4%	4%	5%
New York	4%	4%	4%
Virginia	3%	3%	3%
Other	31%	31%	32%

Total	100%	100%	100%

(1)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(2)	Current average loan-to-value ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data on a loan level basis.
      Included in our loans held for investment portfolio at March 31, 2006 were $1,359 million in option ARM loans as compared to $1,325 million at December 31, 2005. As of March 31, 2006, approximately 66% (based on loan count) of our option ARM loans had negatively amortized, resulting in an increase of $10.0 million to their original loan balance. The net increase in unpaid principal balance due to negative amortization was $4.7 million for the first quarter of 2006, which approximates the deferred interest recognized for the period. The original weighted average combined loan-to-value (“CLTV”) on our option ARM loans was 74%, while the estimated current combined LTV is 61%, calculated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Areas data on a loan level basis. The decline in the combined loan-to-value was due to appreciation of the underlying property value. The original weighted average FICO score on our option ARM loans was 710 at March 31, 2006, similar to the average FICO for the entire SFR mortgage loans held for investment portfolio.
CONSUMER CONSTRUCTION
      Indymac’s consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income on these loans during the construction phase and the loans are generally fixed-rate during this period. When the loan converts to permanent status, the interest rate may be adjusted based on the underlying permanent note. As of March 31, 2006, based on the underlying note agreements, 62% of the construction loans will be converted to adjustable-rate permanent loans, 23% to hybrid adjustable-rate loans, and 15% to fixed-rate loans. New consumer construction commitments remained comparable to the fourth quarter of 2005 but grew 34% over the same quarter of 2005 to $934 million, as we continue to take advantage of the strong “new home” purchase market. About 67% of new commitments are generated through mortgage broker customers of the mortgage bank and the remaining 33% of new commitments are retail originations. Once each loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by our SFR mortgage loan portfolio. The amount of construction loans that were converted to permanent status was $428 million for the first quarter of 2006, an increase of 10% from the fourth quarter of 2005 and an increase of 18% over the same quarter of 2005. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at March 31, 2006 increased 19% from March 31, 2005.
      The following tables present further information on our consumer construction portfolio.

	As of

	March 31,	December 31,	March 31,
	2006	2005	2005

	(Dollars in thousands)
Construction loans (book value)	$1,726,226	$1,656,963	$1,451,370
Lot, land and other mortgage loans (book value)	$92,687	$107,164	$154,762
Total commitments	$3,034,222	$2,949,430	$2,662,193
Average loan commitment	$453	$442	$393
Non-performing loans	0.70%	0.51%	0.51%
Annualized yield on construction loans	6.14%	5.67%	5.70%
Fixed-rate loans	96%	96%	91%
Adjustable-rate loans	4%	4%	9%
Additional Information

	March 31,	December 31,	March 31,
	2006	2005	2005

Average loan-to-value ratio(1)	75%	75%	74%
Average FICO score	713	713	710
Geographic distribution of top five states:
Southern California	29%	29%	30%
Northern California	17%	18%	17%
Florida	9%	8%	5%
Hawaii	5%	5%	6%
New York	3%	4%	5%
Washington	3%	3%	3%
Other	34%	33%	34%

Total Consumer Construction	100%	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

HOME EQUITY DIVISION
      Indymac’s Home Equity Division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels. With the HELOC product, homeowners have convenient access to their funds using the Indymac Visa Equity Card or equity checks. At March 31, 2006, our total HELOCs servicing portfolio amounted to $2.5 billion, an increase of approximately $400 million from the portfolio size at December 31, 2005. HELOC loans that we plan to sell or securitize are classified as held for sale on our balance sheet.
      We produced $897.0 million of new HELOC commitments through our mortgage banking segment and internal channels during the first quarter of 2006, and sold $586.1 million of HELOC loans, realizing $6.4 million of gain on sale. In addition to the sales of HELOC, we periodically transfer HELOCs to two guaranteed mortgage HELOC securitization trusts to maintain the required collateral level in the trusts. Such requirement was expired for one of the trusts as of March 31, 2006. For the first quarter 2006, HELOCs transferred to the trusts were $143.7 million. These transfers did not result in any gain on sale of loans as the trusts were originally established in guaranteed mortgage securitization transactions.
      The following table presents information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the three months ended March 31, 2006, December 31, 2005, and March 31, 2005. All HELOC loans are adjustable rate loans and indexed to the prime rate.

	March 31,	December 31,	March 31,
	2006	2005	2005

	(Dollars in thousands)
Outstanding balance (book value)	$666,848	$786,922	$409,948
Total commitments(1)	$1,534,414	$1,493,415	$821,991
Average spread over prime	1.23%	1.47%	1.31%
Average FICO score	728	728	729
Average CLTV ratio(2)	77%	78%	76%
Additional Information as of March 31, 2006

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
96% to 100%	$79,234	$103	2.37%	722	1.10%
91% to 95%	64,606	89	2.20%	712	0.15%
81% to 90%	244,867	84	1.55%	711	0.38%
71% to 80%	144,590	128	0.50%	732	0.54%
70% or less	133,551	131	0.26%	746	0.22%

Total	$666,848	$107	1.23%	728	0.45%

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.
BUILDER CONSTRUCTION
      Indymac’s homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. The Bank earns net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 15 satellite sales offices in California, Florida, Illinois, Arizona, Massachusetts, North Carolina, Oregon and Colorado. Our typical customer is a mid-size, professional homebuilder who builds between 200 and

2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have begun a small homebuilder program for homebuilders building 5 to 25 unit projects, and who typically build 5 to 100 homes per year.
      During the first quarter of 2006, we entered into new tract construction commitments of $363 million, which is a decrease of 20% or $90 million from the fourth quarter of 2005, but an increase of 3%, or $9 million, from the first quarter of 2005. Builder loans outstanding at March 31, 2006, including tract construction, single-spec, and land and other mortgage loans, totaled $1.3 billion, a $438 million, or 52%, increase compared to March 31, 2005. Our current weighted average loan-to-value ratio is 70% and 97% of our builder construction loans are secured by corporate or personal guarantees of the builders as well as the underlying real estate.
      The following tables present further information on our builder construction portfolio:

	As of

	March 31,	December 31,	March 31,
	2006	2005	2005

	(Dollars in thousands)
Construction loans (book value)	$972,241	$838,772	$670,977
Lot, land and other mortgage loans (book value)	303,745	252,427	167,043
Total commitments	2,263,630	2,181,698	1,624,376
Average loan commitments, excluding single-spec portfolio	10,832	10,824	7,927
Average loan commitments, single-spec portfolio	$396	$387	$396
Non-performing loans	0.15%	0.04%	0.87%
Annualized yield on construction loans	9.56%	10.01%	8.04%
Additional Information

	March 31,	December 31,	March 31,
	2006	2005	2005

Average loan-to-value ratio(1)	70%	71%	70%
Geographic distribution of top five states:
Southern California	38%	40%	42%
Northern California	16%	17%	19%
Illinois	11%	9%	11%
Florida	10%	9%	4%
New York	4%	4%	3%
Oregon	4%	3%	1%
Other	17%	18%	20%

Total Builder Construction	100%	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.
      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 46.

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

	Three Months Ended

	March 31, 2006			March 31, 2005			December 31, 2005

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Securities	$4,130,581	$66,483	6.53%	$3,657,831	$51,324	5.69%	$3,798,159	$56,911	5.94%
Loans held for sale	10,626,563	173,561	6.62%	6,047,608	79,383	5.32%	9,029,154	137,749	6.05%
Mortgage loans held for investment	5,945,154	82,179	5.61%	4,890,267	56,974	4.72%	5,534,897	70,634	5.06%
Builder construction and income property	902,822	21,284	9.56%	656,007	12,993	8.03%	854,451	21,562	10.01%
Consumer construction	1,614,253	24,443	6.14%	1,371,321	19,285	5.70%	1,550,080	22,155	5.67%
Investment in Federal Home Loan Bank stock and other	814,800	9,896	4.93%	416,033	4,393	4.28%	846,985	9,549	4.47%

Total interest-earning assets	24,034,173	377,846	6.38%	17,039,067	224,352	5.34%	21,613,726	318,560	5.85%

Other	2,482,990			1,529,126			2,065,129

Total assets	$26,517,163			$18,568,193			$23,678,855

Interest-bearing deposits	$7,322,611	74,243	4.11%	$5,258,418	35,892	2.77%	$6,693,009	63,049	3.74%
Advances from Federal Home Loan Bank	9,975,973	103,609	4.21%	7,300,102	52,713	2.93%	9,181,222	88,218	3.81%
Other borrowings	5,951,582	72,784	4.96%	3,635,020	30,573	3.41%	4,905,885	57,894	4.68%

Total interest-bearing liabilities	23,250,166	250,636	4.37%	16,193,540	119,178	2.98%	20,780,116	209,161	3.99%

Other	1,668,691			1,104,801			1,398,092

Total liabilities	24,918,857			17,298,341			22,178,208
Shareholders’ equity	1,598,306			1,269,852			1,500,647

Total liabilities and shareholders’ equity	$26,517,163			$18,568,193			$23,678,855

Net interest income		$127,210			$105,174			$109,399

Net interest spread			2.01%			2.36%			1.86%

Net interest margin			2.15%			2.50%			2.01%

      The net interest margin during the first quarter of 2006 was 2.15%, down from 2.50% for the first quarter of 2005, but up from 2.01% for the fourth quarter of 2005. As shown in the table below, comparing to the fourth quarter of 2005, the net interest margin on our mortgage loans held for sale have improved due to increase in interest rates during the quarter. We do not place interest rate hedges on loans held for sale as we hold these loans for a short period of time, generally ranging from 10 to 90 days. The net interest margin on thrift and other improved slightly as well due to lower prepayments in the first quarter of 2006 which resulted in improved asset yields.

	Three Months Ended

	March 31, 2006			March 31, 2005			December 31, 2005

	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in millions)
By Segment:
Thrift segment and other	$14,459	$74	2.07%	$11,389	$66	2.37%	$13,365	$67	1.99%
Mortgage banking segment	9,575	53	2.26%	5,650	39	2.78%	8,249	42	2.03%

Total Company	$24,034	$127	2.15%	$17,039	$105	2.50%	$21,614	$109	2.01%

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

•	changes in volume (changes in average outstanding balances multiplied by the prior period’s rate),

•	changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and

•	changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Three Months Ended March 31, 2006 vs. 2005

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$6,633	$7,550	$976	$15,159
Loans held for sale	60,105	19,391	14,682	94,178
Mortgage loans held for investment	12,290	10,623	2,292	25,205
Builder construction and income property	4,888	2,472	931	8,291
Consumer construction	3,416	1,480	262	5,158
Investment in Federal Home Loan Bank stock and other	4,211	660	632	5,503

Total interest income	91,543	42,176	19,775	153,494
Interest expense:
Interest-bearing deposits	14,089	17,422	6,840	38,351
Advances from Federal Home Loan Bank	19,322	23,105	8,469	50,896
Other borrowings	19,484	13,881	8,846	42,211

Total interest expense	52,895	54,408	24,155	131,458

Net interest income	$38,648	$(12,232)	$(4,380)	$22,036

INTEREST RATE SENSITIVITY
      In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale, rate locks and our investment in servicing-related assets, we perform extensive, company-wide interest rate risk analyses. Our primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is net portfolio value (“NPV”) analysis. The NPV analysis and duration gap estimate the exposure of the fair value of net assets attributable to shareholders’ equity to changes in interest rates.
      The following table sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of March 31, 2006, and December 31, 2005. Our NPV model has been built to focus on the Bank alone as the $1.1 billion of assets at the Parent Company and its non-bank subsidiaries have very little interest rate risk exposure.

	March 31, 2006			December 31, 2005

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$439,793	$439,793	$439,793	$442,059	$442,059	$442,059
Trading securities	365,208	374,420	350,328	342,545	348,982	323,577
Available for sale securities	3,142,060	3,210,485	3,054,881	2,680,955	2,727,144	2,613,690
Loans held for sale	7,449,554	7,495,853	7,305,168	6,057,556	6,111,131	5,972,194
Loans held for investment	8,731,946	8,833,243	8,661,671	8,213,754	8,279,424	8,119,628
MSRs	1,354,433	1,148,652	1,489,627	1,114,630	930,932	1,239,189
Other assets	1,437,868	1,535,899	1,454,724	1,372,896	1,436,900	1,391,549

Total assets	$22,920,862	$23,038,345	$22,756,192	$20,224,395	$20,276,572	$20,101,886

Deposits	$8,244,492	$8,272,572	$8,197,536	$7,629,227	$7,665,078	$7,594,015
Advances from Federal Home Loan Bank	8,033,149	8,079,621	7,988,524	6,966,946	6,993,439	6,940,884
Other borrowings	3,840,408	3,842,968	3,837,852	2,990,570	2,992,630	2,988,513
Other liabilities	443,409	443,755	443,062	433,995	434,287	433,705

Total liabilities	20,561,458	20,638,916	20,466,974	18,020,738	18,085,434	17,957,117
Shareholders’ equity (NPV)	$2,359,404	$2,399,429	$2,289,218	$2,203,657	$2,191,138	$2,144,769

% Change from base case		1.70%	(2.97)%		(0.57)%	(2.67)%

      The increase in the net present value of equity from December 31, 2005, to March 31, 2006, is primarily due to (i) an increase in our balance sheet, (ii) an increase in retained earnings of Indymac Bank in the amount of $82.7 million, (iii) a capital contribution of $20.0 million from the Parent Company to Indymac Bank, and (iv) an offset by a dividend payment of $38.1 million to the Parent Company. It should be noted that this analysis is based on instantaneous change in interest rates and does not reflect (i) the impact of changes in hedging activities as interest rates change, and (ii) changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.
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
      At March 31, 2006, net duration gap for our mortgage banking and thrift segments was positive 2.3 month and positive 0.4 month, respectively, with the overall net duration gap of 1.0 month. Although our duration risk has been maintained at relatively low levels as indicated by our duration gap measures, fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the duration limits approved by senior management and the Board of Directors.
      The duration gap measures are estimated on a daily basis for the mortgage servicing rights and on a monthly basis for the assets in our thrift portfolio and pipeline.

CREDIT RISK AND RESERVES
      The following table summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of March 31, 2006. The allowance for loan losses is allocated to various loan products for segment reporting purposes, and represents our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances. The entire allowance for loan losses is available to cover losses in any of the loan portfolios.

				Total Reserves		QTD Net
		Allowance		as a	Non-	Charge
		for Loan	Credit	Percentage of	Performing	Offs/Net
Type of Loan	Book Value	Losses	Discounts(2)	Book Value	Assets	REO (Gains)

Held for investment portfolio
SFR mortgage loans and HELOCs	$5,651,437	$21,623	$—	0.38%	$35,049	$420
Land and other mortgage loans	313,253	4,400	—	1.40%	121	—
Builder construction and income property loans	972,241	14,140	—	1.45%	1,894	156
Consumer construction loans	1,726,226	10,687	—	0.62%	12,316	228
Revolving warehouse lines of credit	78,331	188	—	0.24%	—	—

Total core held for investment loans	8,741,488	51,038	—	0.58%	49,380	804
Discontinued product lines(1)	42,806	6,283	—	14.68%	4,637	865

Total held for investment portfolio	8,784,294	$57,321	—	0.65%	54,017	1,669

Held for sale portfolio	7,445,783		$11,439	0.15%	40,549	—

Total loans	$16,230,077				94,566	$1,669

Foreclosed assets
Core portfolios					8,159	$356
Discontinued product lines					360	(9)

Total foreclosed assets					8,519	$347

Total non-performing assets					$103,085

Total non-performing assets as a percentage of total assets					0.43%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

(2)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.

      The following table provides additional comparative data on non-performing assets.

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in thousands)
Loans held for investment
Portfolio loans
SFR mortgage loans	$35,049	$22,409	$28,335
Land and other mortgage loans	121	—	197
Builder construction and income property loans	1,894	7,308	430
Consumer construction loans	12,316	8,119	8,819

Total portfolio non-performing loans	49,380	37,836	37,781
Discontinued product lines	4,637	5,654	5,623

Total non-performing loans held for investment	54,017	43,490	43,404

Allowance for loan losses to non-performing loans held for investment	106%	123%	127%

Non-performing loans held for sale	40,549	36,186	20,805

Total non-performing loans	94,566	79,676	64,209
Foreclosed assets	8,519	16,464	8,817

Total non-performing assets	$103,085	$96,140	$73,026

Total non-performing assets to total assets	0.43%	0.54%	0.34%

      The following shows the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in thousands)
Balance, beginning of period	$55,168	$52,891	$55,533
Provision for loan losses	3,822	2,490	1,553
Charge-offs net of recoveries:
SFR mortgage loans	(420)	(821)	(208)
Builder construction	(156)	—	(33)
Consumer construction	(228)	(495)	(585)
Discontinued product lines	(865)	(572)	(1,092)

Charge-offs net of recoveries	(1,669)	(1,888)	(1,918)

Balance, end of period	$57,321	$53,493	$55,168

Annualized charge-offs to average loans held for investment	0.08%	0.11%	0.10%
Charge-offs to quarterly production	0.01%	0.02%	0.01%
      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $68.8 million at March 31, 2006, compared to $65.4 million at December 31, 2005. As of March 31, 2006, the allowance for loan losses of $57.3 million for loans held for investment represented 0.65% of total loans held for investment, comparable to 0.67% at December 31, 2005. In the third quarter of 2005, we provided $1.3 million to the allowance for loan losses for potential losses on loans held for investment that were collateralized by properties in the areas affected by the Gulf Coast Hurricanes. That allowance is now $860,000 and continues to appear adequate.

      At March 31, 2006, non-performing assets as a percent of total assets was 0.43%, increased from 0.34% at December 31, 2005. The non-performing loans increased $10.6 million and $19.7 million for loans held for investment and loans held for sale, respectively. The increase in non-performing loans held for investment is primarily due to the seasoning and the growth of the portfolio. The increase in non-performing loans held for sale is attributable to our growing conduit business and substantial amount of these non-performing loans are covered by the early default provision in the sale agreement and subject to repurchase by the seller. Management does not expect material losses on these loans. At March 31, 2006, the allowance for loan losses to non-performing loans held for investment was 106%, down from 127% at December 31, 2005.
      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value.
      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses in its entirety, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines, which consists of manufactured housing and home improvement loans. A component of the overall allowance for loan losses is not specifically allocated to the loan portfolios (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of March 31, 2006, the unallocated component of the total allowance for loan losses was $18.7 million, unchanged from the unallocated allowance at December 31, 2005.
      While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquency levels, foreclosure rates, or loss rates. The level of allowance for loan losses is also subject to review by our primary federal regulator, the Office of Thrift Supervision (“OTS”). The OTS may require the allowance for loan losses be increased based on its evaluation of the information available to it at the time of its examination of the Bank.
      With respect to mortgage loans held for sale, pursuant to the applicable accounting rules, we do not provide an allowance for loan losses. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustments related to the credit risk on loans held for sale totaled $11.4 million at March 31, 2006.

SECONDARY MARKET RESERVES
      We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since 1993, the Company has repurchased a small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of Indymac’s diversification of its loan sale channels to include whole loan and GSE sales. While sales through these channels typically generate enhanced cash flows, they tend to have a greater level of representation, warranty and repurchase risk. The following table shows the amount of loans we have repurchased from each distribution channel since the Company began active lending operations in January 1993:

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$275.5	$87,518	0.31%
Securitization trusts	19.4	110,546	0.02%

Total	$294.9	$198,064	0.15%

      The Company maintains secondary market reserves for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, securitization transactions and sales to the GSEs. These reserves, which totaled $30.4 million at March 31, 2006, have two general components: reserves for repurchases arising from representation and warranty claims and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. Also included in the reserves was a $1.3 million charge provided in the third quarter of 2005 (reduction of gain on sale of loans) for potential investor claims on loans that we previously sold and which were collateralized by properties in the areas affected by the Gulf Coast Hurricanes. The amount estimated is based on the current information available to us and could vary from the actual amount.
      The table below shows the activity in the reserves during the three months ended March 31, 2006.

Total

(Dollars
in
thousands)
Balance, December 31, 2005	$27,638
Additions/provisions	4,527
Actual losses/mark-to-market	(2,526)
Recoveries on previous claims	774

Balance, March 31, 2006	$30,413

      Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and allocate a portion of our gain on sale proceeds to these reserves going forward. The entire balance of our secondary market reserves is included on the consolidated balance sheets as a component of other liabilities.

EXPENSES
GENERAL
      A summary of expenses follows:

	Three Months Ended

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Dollars in thousands)
Salaries and related	$91,227	$78,022	$86,761
Premises and equipment	16,972	12,580	15,291
Loan purchase and servicing costs	11,011	8,720	10,428
Professional services	8,108	6,956	8,320
Data processing	14,275	9,945	12,850
Office and related	15,095	10,159	14,937
Advertising and promotion	11,217	11,150	11,552
Operations and sale of foreclosed assets	542	1,601	425
Litigation settlement	—	6,000	—
Other	3,319	2,561	2,712

Total operating expenses	171,766	147,694	163,276
Amortization of other intangible assets	134	157	139

Total expenses	$171,900	$147,851	$163,415

      Our operating expenses increased 16% from $147.7 million for the three months ended March 31, 2005 to $171.8 million for the three months ended March 31, 2006, which is consistent with our net revenue growth of 20% during the corresponding period. The increase is attributable to the Company’s operational growth and geographic expansions in pursuit of market share and expansion of the company’s retail banking branch network. Since the first quarter of 2005, we opened 3 new regional operations centers and a number of sales offices for the mortgage banking group and increased our consumer bank network to 26 branches, resulting in higher premises, data processing and office related expenses. The Company’s average full-time equivalent (“FTE”) employees went up 24% from 5,812 for the three months ended March 31, 2005 to 7,229 for the three months ended March 31, 2006, including 487 FTE off-shore as part of our Global Resources program. We utilize the off-shore workforce predominantly in non-customer-facing back office functions to enhance service levels and improve efficiencies. Our efficiency ratio improved to 56% during the first quarter 2006 from 58% for the corresponding quarter of 2005.
      Our operating expenses increased 5% comparing to the fourth quarter of 2005, primarily due to increase in salaries and related expenses resulting from the growth of our average FTE of 7% during the first quarter of 2006.
      As a result of the adoption and retrospective application of SFAS 123(R), total stock option expenses of $2.5 million, $3.2 million, and $2.9 million, for the quarters ended March 31, 2006, March 31, 2005, and December 31, 2005, respectively, have been recognized and included in the salaries and related expenses.

SHARE REPURCHASE ACTIVITIES
      The following table summarizes share repurchase activities during the three months ended March 31, 2006:

				Maximum Approximate
			Total Number of	Dollar Value
	Total		Shares Purchased	(in millions) of Shares
	Number of	Weighted	as Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the
Calendar Month:	Purchased(1)	Paid Per Share	Programs	Plans or Programs(2)

January 2006	—	—	—	63.6
February 2006	16,904	39.26	—	63.6
March 2006	32,785	40.07	—	63.6

Total	49,689	39.79	—

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s stock incentive plans at the then-current market prices.

(2)	Our Board of Directors approved a $100 million share repurchase program in June of 1999, which was subsequently increased by the Board in $100 million increments to a total of $500 million in April, August and October 2000, May 2001 and July 2002. The Board of Directors also approved a special repurchase of 3,640,860 shares from Countrywide, which was not a part of our share repurchase program and was completed in August 2000.
FUTURE OUTLOOK
      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. Based on our confidence in our employees, hybrid thrift/mortgage banking business model, capital strength and ability to gain market share, Indymac aims to be among the top six lenders in the nation, while maintaining annualized earnings per share growth of at least 15%. Our annualized total return under current management for the period 1992 through March 31, 2006 was 23%. This performance exceeds the annualized returns of 12 percent for the Dow Jones Industrial Average and 10 percent for the S&P 500 Index over the same period.
      With that said, the past few years have been extraordinary years for the mortgage industry as a result of historically low interest rates. However, the volume for the first quarter of 2006 has contracted 17% from the fourth quarter of 2005, and the volume for 2006 is expected to decline by 14% from 2005 based on the forecasts published by the MBA.
      We currently expect 2006 EPS to range from $5.00 to $5.40 per share. The retrospectively adjusted EPS for 2005 was $4.43, as compared to the reported EPS of $4.54. This EPS forecast is considered our best estimation in light of current market expectations for interest rates and industry volumes in 2006. However, the economy, interest rates and our industry remain volatile and as a result, our actual results could vary significantly from this forecast.
      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-Q entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended March 31, 2006, we had average total liquidity of $1.0 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.
PRINCIPAL SOURCES OF CASH
Loan Sales and Securitizations
      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended March 31, 2006, we sold $16.7 billion of mortgage loans, which represents approximately 84% of our funded mortgage loans during the period, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loans division also elected to retain $611.3 million of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans during the quarter is retained in our held for sale portfolio for future sale.
      Our liquidity could be negatively impacted if any of our sales channels were disrupted. Disruptions in our whole loan sales and mortgage securitization transactions could occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.
Advances from Federal Home Loan Bank
      The FHLB system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated MBS are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. Currently, Indymac Bank is approved for collateralized advances of up to $12.9 billion, of which $8.0 billion were outstanding at March 31, 2006. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.
Deposits/ Retail Bank
      We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 26 branches in Southern California, our telebanking, and Internet channels.
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
      The following table sets forth the balance of deposits, by deposit category, as of the following period ends:

	March 31, 2006		December 31, 2005		March 31, 2005

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non-interest-bearing checking	$66,076	0.0%	$63,308	0.0%	$57,358	0.0%
Interest-bearing checking	57,143	1.3%	55,479	1.3%	51,134	1.1%
Savings	1,257,956	4.2%	1,194,963	3.6%	1,323,267	2.7%
Custodial accounts	563,046	0.0%	493,936	0.0%	646,370	0.0%

Total core deposits	1,944,221	2.7%	1,807,686	2.4%	2,078,129	1.7%
Certificates of deposit	6,322,155	4.3%	5,864,238	4.0%	4,027,760	3.0%

Total deposits	$8,266,376	3.9%	$7,671,924	3.6%	$6,105,889	2.6%

      The following table sets forth the balance of deposits, by deposit channel, as of the following period ends:

	March 31, 2006		December 31, 2005		March 31, 2005

		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$3,627,684	44%	$3,322,752	43%	$2,543,879	42%
Internet	822,608	10%	798,518	10%	608,432	10%
Telebanking	981,756	12%	934,572	12%	703,017	12%
Money desk	2,271,282	27%	2,122,146	28%	1,604,191	26%
Custodial	563,046	7%	493,936	7%	646,370	10%

Total deposits	$8,266,376	100%	$7,671,924	100%	$6,105,889	100%

      Included in deposits at March 31, 2006, December 31, 2005, and March 31, 2005 were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $563.0 million, $493.9 million and $646.4 million, respectively.
Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase Indymac Bancorp’s common stock. As part of this transaction, Indymac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of Indymac Bancorp common stock under its share repurchase program (see “Share Repurchase Activities” on page 51). Also, we issued 3,500,000 warrants, each convertible into 1.5972 shares of Indymac Bancorp’s common stock as part of the WIRES offering. The holder of units has the right to exchange the trust preferred securities related to the exercised warrants for subordinated debentures within 60 days following the exercise. During the first quarter of 2006, a total of 255,000 warrants were exercised at an average exercise price of $35.01 per share to purchase 407,286 shares of Indymac Bancorp’s common stock. Since the inception to date, total warrants of 341,900 have been exercised and converted into a total of 546,080 shares of Indymac Bancorp’s common stock. Subordinated debentures redeemed in conjunction with the warrant exercises totaled $5,000.

      In December 2005, December 2004, December 2003, and July 2003, we issued pooled trust preferred securities of $90 million, $30 million, $30 million and $30 million, respectively, through the trusts formed by us. These securities were issued at rates of 6.31%, 5.83%, 6.30%, and 6.05%, respectively. The rates are fixed for a five year term, after which the rates reset quarterly indexed to 3-month LIBOR. The securities can be called at the option of Indymac Bancorp five years after issuance. In each of these transactions, Indymac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions matches the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.
      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The subordinated debentures underlying the trust preferred securities, which represent the liabilities due from Indymac Bancorp to the trusts, amounted to $308.8 million and $308.7 million at March 31, 2006, and December 31, 2005, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.
Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities
      Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, CMO collateral and notes payable. Total other borrowings increased to $4.9 billion at March 31, 2006, from $4.1 billion at December 31, 2005. The increase of $0.8 billion was primarily used to fund mortgage loan originations.
      At March 31, 2006, we had $4.5 billion in committed financing facilities ($3.8 billion whole loan facilities, $585.0 million bond facilities and $75.0 million in unsecured revolving line of credit). Of these committed financing facilities, $2.9 billion was utilized and $1.0 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of March 31, 2006, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.
PRINCIPAL USES OF CASH
      In addition to the financing sources discussed above, our cash needs are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities, totaled $2.6 billion during the first quarter of 2006 and $1.2 billion during the first quarter of 2005. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by (used in) the Company’s operating activities totaled $82.1 million and $(18.1) million for the quarters ended March 31, 2006 and 2005, respectively.
ACCUMULATED OTHER COMPREHENSIVE LOSS
      Accumulated other comprehensive losses were $16.5 million at March 31, 2006, compared to $15.2 million of losses at December 31, 2005. The unrealized loss on available for sale securities was $35.7 million at March 31, 2006, while the unrealized gain was $19.2 million for the swaps and swaptions designated as cash flow hedges of floating rate borrowings. It should be noted that accumulated other comprehensive gain or loss does not include the increases in the fair value of loans held for investment that are funded by borrowings that are hedged by a portion of these interest rate swaps and swaptions. Accumulated other comprehensive gain or loss is not a component of the determination of regulatory capital.
REGULATORY CAPITAL REQUIREMENTS
      Indymac Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of March 31, 2006, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.
      During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $311 million at March 31, 2006.
      The following table presents Indymac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at March 31, 2006. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing Indymac’s total risk-based capital by 19 basis points as noted in the table below.

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tier 1 core	7.62%	7.62%	5.00%
Tier 1 risk-based	11.07%	10.87%	6.00%
Total risk-based	11.45%	11.26%	10.00%
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
      In connection with our loan sales that are securitization transactions, there are $55.2 billion in loans owned by off-balance sheet trusts as of March 31, 2006. The trusts have issued bonds secured by these loans.

We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. For information on the sales proceeds and cash flows from our securitizations for 2006 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Principal Sources of Cash — Loan Sales and Securitizations.”
      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. MSRs, AAA-rated and agency principal-only securities, prepayment penalty, non-investment grade securities and residual securities were $1,354.4 million, $84.8 million, $12.8 million, $67.0 million, $66.3 million and $205.1 million, respectively, at March 31, 2006.
      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
AGGREGATE CONTRACTUAL OBLIGATIONS
      Our material contractual obligations were summarized and included in our annual report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). There have been no material changes outside the ordinary course of our business in the contractual obligations as specified in the 2005 10-K during the first quarter of 2006.
CRITICAL ACCOUNTING POLICIES AND JUDGMENTS
      Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated and agency interest-only securities, prepayment penalty securities, MSRs and non-investment grade and residual securities; (2) derivatives hedging instruments and hedge accounting; (3) our allowance for loan losses (“ALL”); and (4) our secondary market reserves.
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
      Please refer to “Interest Rate Sensitivity” beginning on page 43 as well as Item 1A included on page 70 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS
INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$442,086	$442,525
Securities classified as trading ($98.8 million and $96.8 million pledged as collateral for borrowings at March 31, 2006 and December 31, 2005, respectively)	372,954	348,962
Securities classified as available for sale, amortized cost of $4.2 billion and $3.8 billion at March 31, 2006 and December 31, 2005, respectively ($3.1 billion and $2.7 billion pledged as collateral for borrowings at March 31, 2006 and December 31, 2005, respectively)	4,190,998	3,753,195
Loans receivable:
Loans held for sale
SFR mortgage	6,715,418	5,170,168
HELOC	635,747	755,040
Consumer lot loans	83,179	98,976

Total loans held for sale	7,434,344	6,024,184

Loans held for investment
SFR mortgage	5,663,142	5,441,521
Consumer construction	1,726,226	1,656,963
Builder construction	972,241	838,772
HELOC	31,101	31,882
Land and other mortgage	313,253	260,615
Revolving warehouse lines of credit	78,331	48,616
Allowance for loan losses	(57,321)	(55,168)

Total loans held for investment	8,726,973	8,223,201

Total loans receivable ($11.8 billion and $10.2 billion pledged as collateral for borrowings at March 31, 2006 and December 31, 2005, respectively)	16,161,317	14,247,385
Mortgage servicing rights	1,354,433	1,094,490
Investment in Federal Home Loan Bank stock	589,916	556,262
Interest receivable	156,499	131,644
Goodwill and other intangible assets	80,712	80,847
Foreclosed assets	8,519	8,817
Other assets	845,813	788,172

Total assets	$24,203,247	$21,452,299

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(Dollars in thousands)

Liabilities and Shareholders’ Equity
Deposits	$8,266,376	$7,671,924
Advances from Federal Home Loan Bank	7,995,000	6,953,000
Other borrowings	5,194,698	4,367,270
Other liabilities	1,103,631	916,664

Total liabilities	22,559,705	19,908,858

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 94,987,327 shares (65,747,783 outstanding) at March 31, 2006, and issued 93,436,622 shares (64,246,767 outstanding) at December 31, 2005	950	934
Additional paid-in-capital	1,360,496	1,318,751
Accumulated other comprehensive loss	(16,469)	(15,157)
Retained earnings	820,959	759,330
Treasury stock, 29,239,544 shares and 29,189,855 shares at March 31, 2006 and December 31, 2005, respectively	(522,394)	(520,417)

Total shareholders’ equity	1,643,542	1,543,441

Total liabilities and shareholders’ equity	$24,203,247	$21,452,299

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months
	Ended March 31,

	2006	2005

	(Unaudited)
	(Dollars in thousands,
	except per share data)
Interest income
Mortgage-backed and other securities	$66,483	$51,324
Loans held for sale
SFR mortgage	153,397	71,794
HELOC	17,745	6,352
Consumer lot loans	2,419	1,237

Total loans held for sale	173,561	79,383
Loans held for investment
SFR mortgage	73,795	52,752
Consumer construction	24,443	19,285
Builder construction	21,284	12,993
Land and other mortgage	6,848	3,637
HELOC	614	583
Revolving warehouse lines of credit	922	2

Total loans held for investment	127,906	89,252
Other	9,896	4,393

Total interest income	377,846	224,352
Interest expense
Deposits	74,243	35,892
Advances from Federal Home Loan Bank	103,609	52,713
Other borrowings	72,784	30,573

Total interest expense	250,636	119,178

Net interest income	127,210	105,174
Provision for loan losses	3,822	2,490

Net interest income after provision for loan losses	123,388	102,684
Other income
Gain on sale of loans	141,199	144,322
Service fee income	30,889	4,418
Gain (loss) on mortgage-backed securities, net	(2,615)	(4,646)
Fee and other income	11,674	6,571

Total other income	181,147	150,665

Net revenues	304,535	253,349
Other expense
Operating expenses	171,766	147,694
Amortization of other intangible assets	134	157

Total other expense	171,900	147,851

Earnings before provision for income taxes and minority interests	132,635	105,498
Provision for income taxes	52,319	41,773

Net earnings before minority interests	80,316	63,725
Minority interests	467	275

Net earnings	$79,849	$63,450

Earnings per share:
Basic	$1.24	$1.03
Diluted	$1.18	$0.98
Weighted-average shares outstanding:
Basic	64,310	61,798
Diluted	67,528	64,830
Dividends declared per share	$0.44	$0.36
The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2004	61,995,480	$912	$1,186,682	$(20,304)	$616,516	$—	$(519,835)	$1,263,971
Cumulative-effect adjustment due to change in accounting for common stock options	—	—	68,111	—	(51,811)	—	—	16,300

Balance at December 31, 2004, retrospectively adjusted (see Note 2)	61,995,480	$912	$1,254,793	$(20,304)	$564,705	$—	$(519,835)	$1,280,271
Exercises of common stock options	214,317	2	4,904	—	—	—	—	4,906
Compensation expenses for common stock options	—	—	3,182	—	—	—	—	3,182
Deferred compensation, restricted stock, net of forfeitures and amortization	261,434	2	1,058	—	—	—	—	1,060
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(10,027)	—	(10,027)	—	(10,027)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	25,954	—	25,954	—	25,954
Purchases of common stock	(13,609)	—	—	—	—	—	(472)	(472)
Cash dividends	—	—	—	—	(22,390)	—	—	(22,390)
Net earnings, retrospectively adjusted (see Note 2)	—	—	—	—	63,450	63,450	—	63,450

Total comprehensive income	—	—	—	—	—	$79,377	—	—

Balance at March 31, 2005, retrospectively adjusted	62,457,622	$916	$1,263,937	$(4,377)	$605,765		$(520,307)	$1,345,934

Balance at December 31, 2005	64,246,767	$934	$1,242,500	$(15,157)	$818,241	$—	$(520,417)	$1,526,101
Cumulative-effect adjustment due to change in accounting for common stock options	—	—	76,251	—	(58,911)	—	—	17,340

Balance at December 31, 2005, retrospectively adjusted	64,246,767	$934	$1,318,751	$(15,157)	$759,330	$—	$(520,417)	$1,543,441
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	10,624	—	—	10,624
Issuance of common stock	617,414	6	23,919	—	—	—	—	23,925
Exercises of common stock options and warrants	569,315	6	13,127	—	—	—	—	13,133
Compensation expenses for common stock options	—	—	2,515	—	—	—	—	2,515
Net directors’ and officers’ notes receivable payments	—	—	18	—	—	—	—	18
Deferred compensation, restricted stock, net of forfeitures and amortization	363,976	4	2,166	—	—	—	—	2,170
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(11,287)	—	(11,287)	—	(11,287)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	9,975	—	9,975	—	9,975
Purchases of common stock	(49,689)	—	—	—	—	—	(1,977)	(1,977)
Cash dividends	—	—	—	—	(28,844)	—	—	(28,844)
Net earnings	—	—	—	—	79,849	79,849	—	79,849

Total comprehensive income	—	—	—	—	—	$78,537	—	—

Balance at March 31, 2006	65,747,783	$950	$1,360,496	$(16,469)	$820,959		$(522,394)	$1,643,542

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$79,849	$63,450
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of loans	(141,199)	(144,322)
Compensation expenses related to stock options and restricted stocks	4,685	4,242
Other amortization and depreciation	14,586	53,141
Change in valuation of mortgage servicing rights	(12,325)	(12,859)
Loss on mortgage-backed securities, net	2,615	4,646
Provision for loan losses	3,822	2,490
Net decrease in deferred tax liability	82,222	29,249
Net decrease (increase) in other assets and liabilities	47,804	(18,098)

Net cash provided by (used in) operating activities before activity for trading securities and loans held for sale	82,059	(18,061)
Net sales of trading securities	99,286	14,559
Net purchases and originations of loans held for sale	(2,661,562)	(1,227,963)

Net cash used in operating activities	(2,480,217)	(1,231,465)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	102,095	280,850
Purchases of mortgage-backed securities available for sale	(192,630)	(98,283)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	158,193	173,330
Net increase in investment in Federal Home Loan Bank stock, at cost	(33,654)	(36,432)
Net increase in real estate investment	3,324	—
Net purchases of property, plant and equipment	(25,198)	(17,482)

Net cash provided by investing activities	12,130	301,983

Cash flows from financing activities:
Net increase in deposits	593,476	362,410
Net increase in advances from Federal Home Loan Bank	1,042,000	546,000
Net increase in borrowings	825,917	96,407
Net proceeds from issuance of common stock	23,925	—
Net proceeds from stock options, warrants and notes receivable	13,151	4,906
Cash dividends paid	(28,844)	(22,390)
Purchases of common stock	(1,977)	(472)

Net cash (used in) provided by financing activities	2,467,648	986,861

Net (decrease) increase in cash and cash equivalents	(439)	57,379
Cash and cash equivalents at beginning of period	442,525	356,157

Cash and cash equivalents at end of period	$442,086	$413,536

Supplemental cash flow information:
Cash paid for interest	$239,390	$108,567

Cash (received) paid for income taxes	$(49,425)	$10,404

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$621,116	$943,514

Net transfer of mortgage servicing rights to trading securities	$—	$5,127

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
      IndyMac Bancorp, Inc. is a savings and loan holding company. References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone while references to “Indymac,” the “Company,” “we” or “us” refer to Indymac Bancorp and its consolidated subsidiaries.
      The consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“Indymac Bank”). All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in Indymac’s majority-owned subsidiary are included in “other liabilities” on the consolidated balance sheets and the minority interests on Indymac’s earnings are reported separately. The consolidated financial statements of Indymac are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Indymac’s annual report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-retrospective method. As a result of adoption, the Company’s income before income taxes and net income for the three months ended March 31, 2006 have included stock option compensation cost of $2.5 million and $1.7 million, respectively, which represented $0.03 and $0.02 impact on basic and dilutive earnings per share, respectively, for the period. The Company’s income before income taxes and net income for the three months ended March 31, 2005 have been retrospectively adjusted to reflect pre-tax and after-tax stock option compensation cost of $3.2 million and $2.0 million, respectively. The retrospectively adjusted basic and dilutive earnings per share were $1.03 and $0.98, respectively, for the quarter ended March 31, 2005. See Note 5 — Stock-Based Compensation for further details.
      The following table summarizes net earnings as well as dilutive earnings per share for all quarters in 2005:

	Q1 2005	Q2 2005	Q3 2005	Q4 2005	YTD 2005

	(In thousands, except per share data)
Reported net earnings	$65,476	$83,146	$79,275	$72,329	$300,226
Retrospective application of SFAS 123R	2,026	1,432	1,749	1,891	7,098

Adjusted net earnings	$63,450	$81,714	$77,526	$70,438	$293,128
Adjusted average dilutive shares	64,830	65,793	67,100	66,737	66,115
Reported dilutive earnings per share	$1.01	$1.26	$1.18	$1.09	$4.54
Adjusted dilutive earnings per share	$0.98	$1.24	$1.16	$1.06	$4.43

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company adopted Statement No. 156 prospectively on January 1, 2006 and elected to apply fair value method for all classes of its separately recognized mortgage servicing rights (“MSRs”) with changes in fair value reflected in the service fee income on the statement of earnings. The difference between the fair value and the carrying amount, net of any related valuation allowance, of $17.6 million ($10.6 million after-tax) on MSRs, on January 1, 2006 was recorded as a cumulative-effect adjustment to retained earnings as of January 1, 2006. Additional disclosures on MSR valuation are provided in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mortgage Servicing and Other Retained Assets.
      In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management plans to adopt this statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on our financial results.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — MORTGAGE-BACKED SECURITIES AND AGENCY NOTES
      As of March 31, 2006 and December 31, 2005, our MBS and agency notes were comprised of the following:

	March 31,	December 31,
	2006	2005

	(Dollars in thousands)
Mortgage-backed securities — Trading
AAA-rated non-agency securities	$24,244	$52,633
AAA-rated and agency interest-only securities	84,816	78,731
AAA-rated principal-only securities	12,820	9,483
Prepayment penalty securities	66,949	75,741
Other investment grade securities	13,603	8,830
Other non-investment grade securities	13,258	4,480
Non-investment grade residual securities	157,264	119,064

Total mortgage-backed securities — Trading	$372,954	$348,962

Mortgage-backed securities and agency notes — Available for sale
AAA-rated non-agency securities	$3,917,482	$3,524,952
AAA-rated agency securities	40,675	43,014
Other investment grade securities	131,896	83,290
Other non-investment grade securities	53,081	53,232
Non-investment grade residual securities	47,864	48,707

Total mortgage-backed securities and agency notes — Available for sale	$4,190,998	$3,753,195

      The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of March 31, 2006

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(Dollars in thousands)
Securities — Available for Sale:
AAA-rated agency securities	$(628)	$35,784	$—	$—	$(628)	$35,784
AAA-rated non-agency securities	(18,683)	1,238,704	(43,642)	1,197,626	(62,325)	2,436,330
Other investment grade securities	(1,577)	74,132	—	—	(1,577)	74,132
Residuals	(368)	19,581	—	—	(368)	19,581

Total Securities — Available for Sale	$(21,256)	$1,368,201	$(43,642)	$1,197,626	$(64,898)	$2,565,827

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — SEGMENT REPORTING
      The Company operates through two primary segments: mortgage banking and thrift. The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit and Corporate Overhead, respectively, which are included in the “Other” column in the tables below. Starting 2006, trust preferred is now allocated to the operating channels which results in higher interest expense at the operating channel level but reduces their capital charge. This is more reflective of our use of trust preferred as a component of capital. Prior period data was revised accordingly.
      The mortgage production divisions are credited with gain on sale of loans based on the actual amount realized for loans sold in the period for that division. Loans are occasionally transferred (“sold”) from the production divisions to the thrift divisions at a premium based on the estimated fair value. The premium paid for the loans is recorded as a gain in the production divisions and a premium on the asset in the thrift divisions and eliminated in consolidation. In subsequent periods, this premium is amortized as part of the thrift divisions’ net interest margin and the amortization is reversed in the “Other” column in the tables below.
      The Company hedges the MSRs to protect their economic value. The results in the business segment reflect the economic fair value of the MSRs. Prior to the adoption of SFAS No. 156 on January 1, 2006, the economic fair value may vary from the GAAP value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value were eliminated in consolidation and included in the “Other” column in the tables below. Also, the Company has revised its capital allocation on MSRs to more closely conform to regulatory capital rules. Prior period data was revised accordingly.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s corporate overhead costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are not allocated to the operating channels and are included in the “Other” column in the tables below.
      Segment information for the three months ended March 31, 2006 and 2005 was as follows:

	Mortgage Banking

	Production	MSRs and			Total
	Divisions	Retained Assets	Thrift	Other	Company

	(Dollars in thousands)
Three months ended March 31, 2006
Net interest income	$43,251	$9,997	$67,858	$6,104	$127,210
Net revenues (expense)	182,510	39,040	88,324	(5,339)	304,535
Net earnings (loss)	64,185	17,183	39,227	(40,746)	79,849
Allocated average capital	508,532	237,195	640,482	212,097	1,598,306
Assets as of March 31, 2006	$6,528,415	$2,173,621	$14,022,273	$1,478,938	$24,203,247
Return on equity	51%	29%	25%	N/A	20%
Three months ended March 31, 2005
Net interest income	$25,330	$13,335	$58,082	$8,427	$105,174
Net revenues (expense)	176,942	17,474	72,538	(13,605)	253,349
Net earnings (loss)	66,285	6,297	33,152	(42,284)	63,450
Allocated average capital	277,534	148,079	460,004	384,235	1,269,852
Assets as of March 31, 2005	$3,846,498	$1,456,979	$11,469,063	$1,193,787	$17,966,327
Return on equity	97%	17%	29%	N/A	20%
NOTE 5 — STOCK-BASED COMPENSATION
      The Company has two stock incentive plans, the 2002 Incentive Plan, as Amended and Restated, and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted and performance stock awards, stock bonuses and other awards to employees (including officers and directors). Options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and generally vest based on three or five years of continuous service and expire ten years from the date of grant. Options granted since 2003 all have three-year vesting period. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
      Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock option compensation cost was recognized in the Statement of Earnings as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.
      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-retrospective-transition method. Under this method, compensation cost recognized for the three months ended March 31, 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statements 123 and 123(R), respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of adoption, the Company’s income before income taxes and net income for the three months ended March 31, 2006 included stock option compensation cost of $2.5 million and $1.7 million, respectively, which represented $0.03 and $0.02 impact on basic and dilutive earnings per share, respectively. The Company’s income before income taxes and net income for the three months ended March 31, 2005 have been retrospectively adjusted to reflect pre-tax and after-tax stock option compensation cost of $3.2 million and $2.0 million, respectively. The retrospectively adjusted basic and dilutive earnings per share were $1.03 and $0.98, respectively.
      The fair value of each option award is estimated on the date of grant. For grants issued on and after January 1, 2006, the fair value is determined using an enhanced binomial lattice model. For options granted prior to January 1, 2006, the fair value of these awards was based on the fair value calculated for purposes of the SFAS 123 pro-forma disclosures which used the Black Scholes option pricing model. The assumptions used in the valuations are summarized as follows:

	2006	2005

Expected volatility	28.11- 28.44%	28.99- 29.42%
Expected dividends	4.00-4.60%	3.72-4.07%
Weighted average expected term (in years)	6.89-7.34	5.00
Risk-free rate	4.54-4.73%	4.16-4.54%
      Expected volatilities are based on the historical volatility of the Company’s common stock and other factors. For the Black Scholes valuation model, the expected term of the options is estimated based on historical option exercise activity. For the enhanced binomial valuation model, the Company uses historical data to estimate assumptions for expected option exercise and expected employee termination rates. The expected term of options granted is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. The range given above results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
      Option activity under the Plans as of March 31, 2006, and changes during the period ended March 31, 2006 follows:

			Weighted
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options:	Shares	Price	Term	Fair Value

				(In thousands)
Options outstanding, beginning of year	7,851,820	$24.82
Options granted	788,140	39.11
Options exercised	(179,914)	22.42
Options canceled, forfeited and expired	(5,152)	34.77

Options outstanding at March 31, 2006	8,454,894	$26.20	6.52	$63,665

Options exercisable at March 31, 2006	6,190,234	$23.51	5.77	$45,388

      The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $9.13 and $7.61, respectively. The total fair value of options exercised during the periods ended March 31, 2006 and 2005, was $1.2 million and $1.4 million, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The status of the Company’s nonvested shares as of March 31, 2006, and changes during the period ended March 31, 2006, follows:

		Weighted-
		Average
		Grant-Date
Nonvested Options:	Shares	Fair Value

Nonvested, beginning of year	2,660,324	$7.54
Granted	788,140	9.13
Vested	(1,180,709)	7.58
Canceled, forfeited and expired	(3,095)	7.60

Nonvested at March 31, 2006	2,264,660	$8.07

      As of March 31, 2006, there was $15.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized in less than three years. The total fair value of shares vested during the periods ended March 31, 2006 and 2005, was $9.0 million and $8.9 million, respectively.
      Cash received from option exercise under the Plans for the three months ended March 31, 2006 and 2005, was $4.0 million and $4.2 million, respectively. The actual tax benefit for the tax deductions from option exercises totaled $1.2 million and $1.4 million, respectively, for the three months ended March 31, 2006 and 2005.
      The Company recorded compensation cost of $1.9 million and $1.1 million related to the restricted stock granted under the Plans for the three months ended March 31, 2006 and 2005. The adoption of SFAS No. 123(R) did not result in material impact on the accounting for restricted stock.
      Restricted stock activity under the Plans as of March 31, 2006, and changes during the period ended March 31, 2006 follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock:	Shares	Fair Value

Nonvested, beginning of year	582,401	$32.59
Granted	375,856	39.21
Vested	(158,435)	23.51
Canceled and forfeited	(10,457)	37.33

Nonvested at March 31, 2006	789,365	$37.50

NOTE 6 —	DEFINED BENEFIT PENSION PLAN NET PERIODIC COST
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

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net periodic expense for the DBP Plan are as follows:

	Three Months
	Ended
	March 31,

	2006	2005

	(Dollars in thousands)
Service cost	$1,575	$1,486
Interest cost	568	453
Expected return on assets	(582)	(440)
Recognized actuarial loss	81	85
Amortization of prior service cost	14	14

Net periodic expense	$1,656	$1,598

      The weighted-average assumptions used in computing the net periodic expense at March 31, 2006 and 2005 were as follows:

	Three Months
	Ended
	March 31,

	2006	2005

Assumed discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%
      The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $7.0 million to the DBP Plan in 2006 for the 2005 plan year. The contribution will be made as a lump sum payment later during 2006. No contribution was made during the quarter ended March 31, 2006.

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
      The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of March 31, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
      There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to March 31, 2006.
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

ITEM 1A.	RISK FACTORS
Risks Related to Our Business Generally

The level of demand for our mortgage loans may decrease as a result of rising interest rates, which could adversely impact our earnings.
      The mortgage industry is a cyclical business that generally performs better in a low interest rate environment. The environment of historically low interest rates over the past three years has been very favorable for mortgage bankers, such as us. As the industry transitions to a higher interest rate environment, rising interest rates generally reduce the demand for mortgage loans and construction loans. If demand for these loans decreases, our earnings may decrease because our alternative investments may earn less income for us than the origination and sale of mortgage loans. Demand for these loans could also be reduced by a weaker economy, an increase in unemployment or a decrease in real estate values. There are numerous economic factors, including inflation, that could also impact interest rates, housing prices or housing demand. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in our mortgage loan volume.

Actions undertaken by current and potential competitors could adversely impact our earnings and financial position.
      We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 3.89% for the first quarter of 2006. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products, strong risk management and maximum use of technology.
      The GSEs have made and we believe will continue to make significant technological and economic advances to broaden their customer bases. When the GSEs expand, there are both positive and negative impacts on our mortgage banking lending operations. As GSEs expand, additional liquidity is brought to the market, and loan products can be resold more quickly. Conversely, expanding GSEs increase competition for loans, which may reduce profit margins on loan sales. We seek to address these competitive pressures by making a strong effort to maximize our use of technology, by diversifying into other residential mortgage products that are less affected by GSEs, and by operating in a more cost-effective manner than our competitors.

We are subject to changing government regulations, which could adversely affect our operations.
      The banking industry, in general, is heavily regulated. As a savings and loan holding company, we are subject to regulation by the OTS, and Indymac Bank is subject to regulation by the OTS and the Federal Deposit Insurance Corporation, or the FDIC. The economic and political environment influence regulatory policies, and as such, any or all of our business activities are subject to change if and when our primary regulators change the policies and regulations. Our business is subject to the laws, rules and regulations of various federal and state government agencies. These laws, rules and regulations, among other things, limit the interest rates, finance charges and other fees we may charge, require us to make extensive disclosure and prohibit discrimination. We also are subject to inspection by the OTS and the FDIC. Our business is also subject to laws, rules and regulations regarding the disclosure of non-public information about our customers to non-affiliated third parties. Our operations on the Internet are not currently subject to direct regulation by any government agency in the United States beyond OTS regulations and regulations applicable to businesses generally. A number of legislative and regulatory proposals currently under consideration by federal, state and local governmental organizations may lead to laws or regulations concerning various aspects of business on the Internet, including: user privacy, taxation, content, access charges, liability for third-party activities, and jurisdiction. The adoption of new laws or a change in the application of existing laws may decrease the use of the Internet, increase our costs or otherwise adversely affect our business.
      Regulatory and legal requirements are subject to change. If such requirements change and become more restrictive, it would be more difficult and expensive for us to comply and could affect the way we conduct our business, which could adversely impact our operations and earnings.
      Our financial condition and results of operations are reported in accordance with United States generally accepted accounting principles, or GAAP. While not impacting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board could impact our earnings as reported under GAAP. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as applicable rules and regulations promulgated by the SEC and the New York Stock Exchange. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.
      Additionally, political conditions could impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could impact business and economic conditions in which we operate.

Economic downturns or disasters in our principal lending markets, including California, New York, Michigan, Florida and New Jersey, could adversely impact our earnings.
      A majority of our loans are geographically concentrated in certain states, including California, Florida, Michigan, New York and New Jersey, with 52% of our loan receivable balance at March 31, 2006 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas. In addition, if the assumptions we have made when assessing the impact that the Gulf Coast Hurricanes will have on our future earnings are inaccurate, the effects of the Gulf Coast Hurricanes on our operations and earnings may be greater than we have estimated.

Our business is highly dependent upon technology for execution of our business model.
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

We may be adversely affected by unusual employee turnover.
      Our strategic goals anticipate the need to continue to attract and retain talented employees. There is significant competition among employers in the financial service industry and we experience turnover of employees. For 2005, our turnover rate was 25%. We do not believe that this rate of turnover is unusual in our industry and we have not experienced significant shortfalls in our strategic goals to date as a result of turnover. However, should we be subjected to unusual turnover of employees, it may have a negative effect on our business and operating results.
Risks Related to Our Interest Rate Hedging Strategies

Certain hedging strategies that we use to manage our assets and liabilities may be ineffective to mitigate the impact of interest rate changes.
      We utilize various hedging strategies to mitigate the interest rate risk and prepayment risk inherent in many of our assets, including our mortgage pipeline, our portfolio of interest-only securities, our mortgage servicing rights portfolio, and other financial instruments in which we invest.
      Due to the characteristics of our financial assets and liabilities and the nature of our business activities, our liquidity, financial position, and results of operations may be materially affected by changes in interest rates in various ways. The objective of our hedging strategies is to mitigate the impact of interest rate changes, on an economic and accounting basis, on net interest income and the fair value of our balance sheet. The overall effectiveness of these hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our asset valuation assumptions and other sources of interest rate risk discussed further below.

Certain hedging strategies that we use to manage our mortgage pipeline may be ineffective to mitigate the risk of overall changes in fair value of loans held for sale and interest rate lock commitments.
      The mortgage pipeline consists of our commitments to purchase mortgage loans, or interest rate locks, and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the customer locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. These commitments are managed net of the anticipated loan funding probability, or fallout factor. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we hedge the risk of overall changes in fair value of loans held for sale by either entering into forward loan sale agreements, selling forward Fannie Mae or Freddie Mac MBS or using other derivative instruments to hedge loan commitments and to create fair value hedges against the funded loan portfolios. If the hedging strategies we use to mitigate interest rate risk in our mortgage pipeline are ineffective, our gain on sale margins may be compressed and our earnings may be adversely impacted.

Certain hedging strategies that we use to manage our investment in Mortgage Servicing Rights and other retained assets may be ineffective to mitigate the risk of changes in the fair value of these assets due to changes in interest rates.
      We invest in MSRs and other retained assets to support our mortgage banking strategies and to deploy capital at acceptable returns. The value of these assets and the income they provide tend to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also enter into derivatives and other mortgage-related securities to hedge our MSRs and other retained assets to offset losses in fair value resulting from increased prepayments in declining interest rate environments. The primary risk associated with MSRs and other retained assets is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising rate environment. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve among other factors. In addition, our hedging strategies rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely impact our earnings.

Certain hedging and asset/liability management strategies that we use to manage our other financial instruments may be ineffective to mitigate the risk of interest rate fluctuations.
      Certain other financial instruments that we invest in tend to decrease in value as interest rates increase and tend to increase in value as interest rates decline. These include fixed rate mortgage loans held for investment, fixed rate investment grade and non-investment grade mortgage-backed and asset-backed securities. To a lesser extent, adjustable mortgage loans held for investment and mortgage securities supported by adjustable rate mortgage loans may change in value as interest rates change, if the timing or absolute level of interest rate adjustments on the underlying loans do not correspond to applicable changes in market interest rates. We invest in these assets to earn stable spread income. While such assets are generally low risk from a credit standpoint, these assets are subject to interest rate risk because actual future cash flows may vary from expected cash flows primarily due to borrower prepayment behavior. We use hedging and asset/liability management strategies to mitigate the impact that changes in interest rates will have on these financial instruments. These strategies require us to make certain assumptions and use estimates that may prove to be incorrect and make these strategies ineffective to mitigate the interest rate risk embedded in these financial instruments. If these strategies are ineffective our net interest income and earnings may be adversely impacted.

There can be no assurance that our interest rate risk strategies or their implementation will be successful in any particular interest rate environment.
      We seek to mitigate our interest rate risks through the various strategies described above. However, there can be no assurance that these strategies (including assumptions concerning the correlation thought to exist between different types of instruments) or their implementation will be successful in any particular interest rate environment, as market volatility cannot be predicted. The following are the primary sources of risk that we must manage in our hedging strategies.
      Basis Risk. In connection with our interest rate risk management, basis risk is most prevalent in our hedging activities, in that the change in value of hedges may not equal or completely offset the change in value of the financial asset or liability being hedged. While we choose hedges we believe will correlate effectively with the hedged asset or liability under a variety of market conditions, there are no assurances that the hedges we choose will be perfectly correlated with the assets or liabilities we attempt to hedge. Further, we make assumptions in our financial models as to how LIBOR/swap, treasury, agency and private-label mortgage rates, and other hedges that we might use will change in relation to one another. From time to time, in certain interest rate environments, the relative movement of these different interest rates and the corresponding change in value of the applicable hedge instruments do not change in accordance with our assumptions, which may result in an imperfect correlation between the values of the hedges and the hedged assets making our hedges ineffective in mitigating basis risk which may result in our earnings being adversely impacted.
      Options Risk. An option provides the holder the right, but not the obligation, to buy, sell, or in some manner alter the cash flows of an instrument or financial contract. Options may be stand-alone instruments such as exchange-traded options and over-the-counter contracts, or they may be embedded within standard instruments. Instruments with embedded options include bonds and notes with call or put provisions, loans that give borrowers the right to prepay balances, and adjustable rate loans with interest rate caps or floors that limit the amount by which the rate may adjust. Loans that give borrowers the right to prepay balances present the most significant option risk that we must manage, and there are no assurances that the hedges that we select for any type of option will effectively offset the interest rate risks.
      Repricing Risk. Repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to our business, they can expose us to fluctuations in income and economic value as interest rates vary. We monitor and manage repricing risk by calculating and monitoring the duration gap on our individual positions and in the aggregate, and maintaining certain risk tolerances. In certain circumstances, however, this internal risk management process may not eliminate repricing risk. If we inadequately manage our repricing risk through our hedging strategies, our operations and earnings may be adversely impacted.
      Yield Curve Risk. The value of certain loans, securities and hedges we hold is based on a number of factors, including the shape or slope of the appropriate yield curve, as the market values of financial assets and hedge instruments are based on expectations for interest rates in the future. Yield curves typically reflect the market’s expectations for future interest rates. In valuing our assets and related hedge instruments, in formulating our hedging strategies and in evaluating the interest rate sensitivity for risk management purposes, our models use market yield curves, which are constantly changing. If the shape or slope of the market yield curves changes unexpectedly, the market values of our assets and related hedges may be negatively impacted and/or changes in the value of the hedges may not be effectively correlated with the changes in the value of the hedged assets or liabilities.
Risks Related to Our Valuation of Assets

We use estimates in determining the fair value of certain assets, such as Mortgage Servicing Rights, AAA-rated and agency interest-only securities, non-investment grade securities, and residual securities. If our estimates prove to be incorrect, we may be required to write down the value of these assets which could adversely impact our earnings.
      We hold assets that we retain in connection with the sale or securitization of mortgage loans, including MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, non-investment grade securities and residuals. We use third party vendor financial models to value each of the asset types referred to above. These models are complex and use asset specific collateral data and market inputs for interest rates. In addition, the modeling requirements of MSRs and residual securities are significantly more complex than those of AAA-rated and agency interest-only securities because of the high number of variables that drive cash flows associated with MSRs and the complex cash flow structures, which may differ on each securitization, that determine the value of residual securities. There are no assurances that we can properly manage the increased complexity of our models and valuations to ensure, among other things, that the models are properly calibrated, the assumptions are reasonable, the mathematical relationships used in the model are predictive and remain so over time, and the data and structure of the assets and hedges being modeled are properly input.

      Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increases, those judgments become even more complex. If loans in our investment portfolio, or loans underlying certain assets in our investment portfolio prepay faster than estimated or loan loss levels are higher than anticipated, we may be required to write down the value of certain assets which could adversely impact our earnings.

Our valuation assumptions regarding securities acquired from third party issuers may be incorrect, which could adversely impact our earnings.
      From time to time, we may acquire securities from third party issuers. We value these securities with complex financial models that incorporate significant assumptions and judgments, which could vary significantly as market conditions change. If our assumptions with respect to these types of assets are incorrect, we may be required to write down the value of some or all of these assets which could adversely impact our earnings.
Risks Related to Our Assumption of Credit Risk

Our risk management policies and practices may not adequately manage our exposure to credit risk in our business operations.
      We have assumed a degree of credit risk in connection with our investments in certain mortgage securities and loans held for investment and sale, as well as in connection with our construction lending operations and our mortgage banking activities. We have established risk management and credit polices to manage our exposure to credit losses in each of these business operations. We have also established a central credit risk management group to monitor the credit quality of our balance sheet and production. We cannot be sure, however, that the risk management polices and practices in place will provide adequate oversight of our credit risk.

Our earnings could be adversely impacted if the assumptions underlying our risk-based pricing models prove to be incorrect.
      Our mortgage loan underwriting process, including our e-MITs underwriting and pricing system, depends heavily on risk-based pricing models. Because our risk-based pricing models, including the risk-based pricing models utilized in e-MITS, are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary logic developed by us, and because the models cannot predict the effect of financial market and other economic performance factors, there are no assurances that our risk-based pricing models are a complete and accurate reflection of the risks associated with our loan products which may reduce the quality of our loan portfolio and could adversely impact our earnings.

Our earnings could be adversely impacted by incidences of fraud and compliance failures that are not within our direct control.
      We are subject to fraud and compliance risk in connection with the purchase or origination of mortgage loans. Fraud risk includes the risk of intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. This risk is typically higher in the acquisition of a loan from a third-party seller. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations, and to our standards. There can be no assurance that we can prevent or detect acts of fraud or violations of law or our compliance standards by third parties that we deal with. Frequent incidences of fraud or violations of law or our compliance standards may require us to repurchase loans that we have originated and sold at a more frequent rate than we have anticipated and could have an adverse impact on our earnings.

We are exposed to credit risk from the sale of mortgage loans.
      We retain limited credit exposure from the sale of mortgage loans. We make standard representations and warranties to the transferee in connection with all such dispositions. These representations and warranties do not assure against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the associated representations and warranties we have made to a transferee, we may be required to repurchase the loans from the transferee or we may make payments in lieu of curing such breaches of these representations and warranties.

Our management of the credit risk associated with non-investment grade MBS and residual securities depends upon estimates and assumptions that may not be accurate.
      We assume a certain degree of credit risk in connection with investments in non-investment grade MBS and residual securities that we occasionally acquire from third-party issuers or retain from our own securitizations. Non-investment grade securities (rated below BBB) may or may not represent the second loss position, depending on the rating, but are typically subject to a disproportionate amount of the credit risk. Residuals represent the first loss position and are not typically rated by a nationally recognized rating agency. In general, non-investment grade securities bear losses prior to the more senior investment grade securities, and therefore bear a disproportionate amount of the credit risk with respect to the underlying collateral.
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
      Residual securities possess a greater degree of risk because they are relatively illiquid, represent the first loss position and require a higher reliance on financial models in determining their fair value. Realization of this fair value is dependent upon the accuracy of our estimate of both the amount and timing of the cash flows paid to the residual securities, which are based primarily on our estimate of the amount and timing of credit losses on the underlying loan collateral and to a lesser extent prepayment rates on the underlying loan collateral.
      If we do not adequately estimate the credit losses, prepayments and the amount and timing of cash flows associated with non-investment grade and residual securities that we hold, our earnings and cash flows may be adversely impacted.

The rate of loan losses we incur may exceed the level of our loss reserves, which could adversely impact our earnings.
      We establish reserves for various credit risk exposures. These reserves are often based on estimates of future borrower behavior and the value of underlying collateral. Both our business units and corporate oversight groups review the adequacy of these reserves and the underlying estimates on a periodic basis and we make adjustments to the reserves when required. There is no assurance that our actual losses will not exceed our estimates and adversely impact our earnings.

We make and hold in our portfolio a significant number of construction loans, which may pose more credit risk than other types of mortgage loans typically made by savings institutions.
      We offer residential construction programs for builders and developers. Builder construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with builder construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which is the risk of affordability of financing by borrowers in a rising interest rate environment, product design risk, and risks posed by competing projects. While we have established adequate reserves on our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. Our failure to adequately address the related risks could have an adverse effect on our business and results of operations.

We are exposed to credit risk related to counterparties in many of our businesses. If these counterparties are unable to perform according to the terms of our contract, our earnings may be adversely impacted.
      In connection with our trading and hedging activities, we do business only with counterparties that we believe are established and sufficiently capitalized. In addition, with respect to hedging activities on the pipeline of mortgage loans held for sale, we enter into “master netting” agreements with an independent clearinghouse known as the Fixed Income Clearing Corporation. This entity collects and pays daily margin deposits to reduce the risk associated with counterparty credit quality. We do not engage in any foreign currency trading. All interest rate hedge contracts are with entities (including their subsidiaries) that are approved by a committee of our Board of Directors and that generally must have a long term credit rating of “A” or better (by one or more nationally recognized statistical rating organization) at the time the relevant contract is consummated. We also retain limited credit exposure from the sale of our mortgage loans. We make standard representations and warranties to the purchasers in connection with all such dispositions. These representations and warranties do not protect purchasers from credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the representations and warranties we make to purchasers, we may be required to repurchase the loans from the purchasers or we may make payments to settle such breaches of these representations and warranties. While we have made what we believe to be appropriate loss allowances and reserves for representation and warranty claims, there can be no guarantee that the amount reserved is sufficient to cover all potential losses and repurchases which could adversely impact our earnings.
Risks Related to Our Liquidity

Our ability to borrow funds and raise capital could be limited, which could adversely affect our earnings.
      Our ability to make mortgage loans depends largely on our ability to secure financing on acceptable terms. Our primary sources of funds to meet our financing needs include loan sales and securitizations, consumer deposits, borrowings from the Federal Home Loan Bank, or FHLB, borrowings from investment and commercial banks and capital. Our ability to maintain borrowing facilities is subject to renewal of these facilities. If we are unable to renew any of these financing arrangements or arrange for new financing on terms acceptable to us, or if we default on any of the restrictions imposed upon us by our lenders, then we may have to reduce the number of loans we are able to fund or to hold on our balance sheet. A reduction in assets could adversely impact our earnings. Additionally, we are required to maintain adequate capital to be regarded as “well capitalized” by the OTS. There is no guarantee that we will be able to adequately access capital markets when or if a need for additional capital arises which could limit our ability to increase the assets on our balance sheet and adversely impact our earnings.
      On March 15, 2006, the Federal Housing Finance Board published a proposed rule aimed at bolstering capital for the Federal Home Loan Banks (FHLBs). Among other things, this proposal would result in the respective FHLB reducing dividends paid to its members until such time as the respective FHLB capital reaches a specified level. If such proposal is enacted, dividends paid to us by the FHLB – San Francisco could be reduced, thus negatively impact our earnings.

The level of demand for, and the value of, our mortgage loans may decrease as a result of rising interest rates, which could adversely impact our earnings.
      Our business model relies heavily upon the ability to sell the majority of mortgage loans shortly after we acquire them. The key channels through which we sell mortgage loans are bulk sales of loan pools to GSEs, sales on a whole loan basis and the private securitization of loan pools, whereby the loans are sold to securitization trusts. During the first quarter of 2006, sales to GSEs were 21% of our total loan sales, whole loan sales were 38%, private securitizations were 38%, and the remaining was transfers to our thrift portfolio. We have ready access to all three of these external distribution channels at this time; however, a disruption in this access could negatively impact our liquidity position and our ability to execute on our business plan. The secondary mortgage market is generally a very liquid market with continuing demand for mortgage-backed security issuances. A lengthy disruption to this market may require us to radically restructure our business to slow volume and we would have difficulty sustaining our earnings performance as a significant portion of our earnings depends on our ability to sell our mortgage production.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      See “Share Repurchase Activities” beginning on page 51 for a discussion of share repurchases conducted by Indymac during the first quarter of 2006.
ITEM 5.     OTHER INFORMATION
      None to report.

ITEM 6.	EXHIBITS

10.1	Revised Form of Director Indemnification Agreement.
10.2	Form of Director Emeritus Program applicable to Lyle E. Gramley.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on April 25, 2006.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ Michael W. Perry

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Scott Keys

Scott Keys
Executive Vice President
and Chief Financial Officer