Form 10-Q
period 2006-06-30
INDYMAC BANCORP INC
filed 2006-07-27
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-8972
INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 East Walnut Street, Pasadena, California	91101-7211
(Address of principal executive offices)	(Zip Code)
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
Common stock outstanding as of July 21, 2006: 68,652,618 shares

FORM 10-Q QUARTERLY REPORT
For the Period Ended June 30, 2006

FORWARD-LOOKING STATEMENTS
      Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding our financial condition, results of operations, plans, objectives and future performance and business. Forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions. These statements reflect our current views with respect to future events and financial performance. They are subject to risks and uncertainties which could cause future results to differ materially from historical results or from the results anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates or as of the date hereof if no other date is identified. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further information on our risk factors, refer to “Risk Factors” in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed with the SEC on April 25, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HIGHLIGHTS
      The following highlights the Company’s consolidated financial condition and results of operations for the three and six months ended June 30, 2006 and 2005. The 2005 data has been retrospectively adjusted to reflect the stock option expenses under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “Indymac,” the “Company,” or “we” refer to the parent company and its consolidated subsidiaries. References to “Indymac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries.

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2006	2005	2006	2006	2005

	(Dollars in millions, except per share data)
Select Balance Sheet Information (at period end)
Cash and cash equivalents	$165	$354	$442	$165	$354
Securities (trading and available for sale)	4,890	3,622	4,564	4,890	3,622
Loans held for sale	6,493	6,037	7,434	6,493	6,037
Loans held for investment	8,773	7,486	8,784	8,773	7,486
Allowance for loan losses	(58)	(54)	(57)	(58)	(54)
Mortgage servicing rights	1,599	739	1,354	1,599	739
Other	1,894	1,232	1,682	1,894	1,232
Total Assets	23,756	19,416	24,203	23,756	19,416
Deposits	9,352	6,585	8,266	9,352	6,585
Advances from Federal Home Loan Bank	7,070	7,598	7,995	7,070	7,598
Other borrowings	4,165	3,166	5,195	4,165	3,166
Other liabilities	1,366	646	1,104	1,366	646
Total Liabilities	21,952	17,995	22,560	21,952	17,995
Shareholders’ Equity	1,804	1,421	1,644	1,804	1,421
Income Statement
Net interest income before provision for loan losses	$130	$97	$127	$257	$202
Provision for loan losses	2	2	4	6	5
Gain on sale of loans	202	159	141	343	304
Service fee income	27	11	31	58	15
Gain (loss) on mortgage-backed securities, net	8	16	(3)	6	11
Fee and other income	12	8	12	24	14
Net revenues	377	289	305	682	542
Operating expenses	204	154	172	375	301
Net earnings	105	82	80	185	145
Basic earnings per share(1)	1.57	1.31	1.24	2.82	2.34
Diluted earnings per share(2)	1.49	1.24	1.18	2.68	2.22
Other Operating Data
Mortgage production	$20,060	$14,199	$19,977	$40,037	$25,801
Total loan production(9)	20,591	14,793	20,340	40,931	26,748
Mortgage industry share(10)	2.96%	1.81%	3.65%	3.27%	1.83%
Pipeline of mortgage loans in process(11)	12,527	9,682	11,681	12,527	9,682
Loans sold	19,415	11,534	16,708	36,123	21,188
Loans sold/mortgage loans produced	97%	81%	84%	90%	82%
Loans serviced for others (as of quarter end)(8)	109,989	63,676	96,512	109,989	63,676
Total loans serviced (as of quarter end)	117,417	70,358	104,209	117,417	70,358
Average full-time equivalent headcount	7,861	6,038	7,229	7,545	5,925
Other Per Share Data
Dividends declared per share	$0.46	$0.38	$0.44	$0.90	$0.74
Dividend payout ratio(3)	30.87%	30.65%	37.29%	33.58%	33.33%
Book value per share at period end	26.29	22.38	25.00	26.29	22.38
Closing price per share at period end	45.85	40.73	40.93	45.85	40.73
Average Common Shares (in thousands)
Basic	66,483	62,304	64,310	65,402	62,052
Diluted	70,213	65,793	67,528	68,870	65,312
Performance Ratios
Return on average equity (“ROE”) (annualized)	24.09%	24.50%	20.26%	22.28%	22.45%
Return on average assets(“ROA”) (annualized)	1.51%	1.64%	1.22%	1.37%	1.52%
Net interest income to pretax income after minority interest	75.40%	72.34%	96.25%	84.44%	84.46%
Net interest margin	2.12%	2.10%	2.15%	2.13%	2.29%
Net interest margin, thrift.	2.01%	2.02%	2.06%	2.04%	2.18%
Mortgage banking revenue (“MBR”) margin on loans sold(4)	1.23%	1.63%	1.10%	1.17%	1.72%
Efficiency ratio(5)	54%	53%	56%	55%	55%
Operating expenses to loan production	0.99%	1.04%	0.84%	0.92%	1.13%

Three Months Ended	Six Months Ended

June 30,	June 30,	March 31,	June 30,	June 30,
2006	2005	2006	2006	2005

(Dollars in millions, except per share data)
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$24,681	$18,561	$24,034	$24,357	$17,800
Average equity	1,742	1,338	1,598	1,670	1,304
Debt to equity ratio(6)	12.2:1	12.7:1	13.7:1	12.2:1	12.7:1
Core capital ratio(7)	8.24%	7.22%	7.62%	8.24%	7.22%
Risk-based capital ratio(7)	11.97%	11.77%	11.26%	11.97%	11.77%
Non-performing assets to total assets	0.49%	0.38%	0.43%	0.49%	0.38%
Allowance for loan losses to total loans held for investment	0.66%	0.72%	0.65%	0.66%	0.72%
Allowance for loan losses to non-performing loans held for investment	90.61%	126.03%	106.12%	90.61%	126.03%
Loan Loss Activity
Allowance for loan losses to annualized net charge-offs	8.8	x	7.4	x	8.6	x	8.8	x	7.3x
Provision for loan losses to net charge-offs	136.06%	131.46%	229.00%	182.95%	131.68%
Net charge-offs (annualized) to average non-performing loans held for investment	11.12%	16.96%	13.71%	12.33%	16.17%
Net charge-offs (annualized) to average loans held for investment	0.08%	0.10%	0.08%	0.08%	0.10%

(1)	Net earnings for the period divided by weighted average basic shares outstanding for the period.

(2)	Net earnings for the period divided by weighted average dilutive shares outstanding for the period.

(3)	Dividends declared per common share as a percentage of diluted earnings per share.

(4)	Mortgage banking revenue margin is calculated using the sum of consolidated gain on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(5)	Defined as operating expenses divided by net interest income and other income.

(6)	Debt includes deposits.

(7)	IndyMac Bank, F.S.B. (excludes unencumbered cash at the Parent Company available for investment in Indymac Bank). Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

(8)	Represents the unpaid principal balance on loans sold with servicing retained by Indymac.

(9)	Includes newly originated commitments on construction loans.

(10)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all channels (the numerator) divided by the Mortgage Bankers Association (“MBA”) July 12, 2006 Mortgage Finance Long-Term Forecast estimate of the overall mortgage market (the denominator). As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with its methodologies for reporting market share of Indymac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise in the absolute sense, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

(11)	The amount includes $2.5 billion, $1.4 billion and $1.3 billion of non-specific rate locks on bulk purchases in our conduit channel at June 30, 2006, June 30, 2005 and March 31, 2006, respectively.

SUMMARY OF OVERALL RESULTS
Three Months ended June 30, 2006
      The Company achieved record net earnings of $104.7 million, or $1.49 per share, for the second quarter of 2006. This represents an increase of 28% and 20% in net earnings and earnings per share, respectively, compared with net earnings of $81.7 million, or $1.24 per share, for the second quarter of 2005. The earnings for the second quarter of 2005 were retrospectively adjusted to reflect the stock option expenses due to the adoption of SFAS No. 123(R). Return on equity was 24% for the second quarter of 2006 compared with 25% for the second quarter of 2005.
      Net revenues of $377.1 million in the second quarter of 2006 were at record levels, reflecting an increase of 31% over the second quarter of 2005. Key drivers of this growth included the following items:

1)	Growth in average interest earning assets of 33% from $18.6 billion during the quarter ended June 30, 2005 to $24.7 billion for the quarter ended June 30, 2006, leading to an increase in net interest income of 34% to $130.2 million. Indymac’s net interest margin remained stable at 2.12% in the second quarter of 2006 compared to 2.10% in the second quarter of 2005.

2)	Growth in our mortgage production of 41% over the second quarter of 2005 to an all-time record of $20.1 billion, representing market share of 2.96% based on the industry volume published by the MBA on July 12, 2006. The increase in production led to an increase in loans sold, a key component of net revenue, to $19.4 billion, up 68% over the second quarter of 2005. This increase in loans sold mitigated the year over year decline in the revenue margin on sales, and gain on sale of loans of $201.7 million increased 27% over the second quarter of 2005. The MBR margin on loans sold was 1.23% in the second quarter of 2006, which was down from 1.63% in the second quarter of 2005, but reflects improvement from 1.10% in the first quarter of 2006.

Included in the gain on sale of loans in the second quarter of 2006 were $9.7 million of losses related to the establishment of a reserve for fraud losses on certain lot loans. The Company discovered that 45 lot loans related to two developments in Michigan and Florida were the subject of criminal fraud on the part of the developers, brokers, appraisers and closing agents. Indymac has since performed a full portfolio review and implemented a series of product guideline changes, operational changes and fraud prevention actions to mitigate future occurrences of this kind. At this point Indymac believes that there are no further incidences of fraud in its existing book of lot loans of similar size or scope.

3)	Service fee income of $27.2 million in the second quarter of 2006 grew 152% over the second quarter of 2005 driven by the 73% increase in the principal amount of loans serviced for others during the second quarter to $110.0 billion at June 30, 2006 combined with slowing prepayments as long-term interest rates have increased.
      Operating expenses of $203.7 million also reflected growth consistent with the growth in Indymac’s operations and infrastructure investments to open new regional mortgage centers across the country to expand our mortgage operations platform. Total regional centers are 15 at the end of the second quarter of 2006, five more than the ten that we had at the end of the second quarter of 2005. These new regional centers are being opened as part of our strategy to expand our mortgage market share through geographic expansion.
      Asset quality remains solid. Non-performing assets remain at low levels for Indymac at 0.49% of total assets at June 30, 2006 compared to 0.38% of total assets at June 30, 2005. The allowance for loan losses currently represents 8.8 times annualized net charge-offs, up from 7.4 times at June 30, 2005. Net charge-offs (annualized) in the second quarter of 2006 represent 0.08% of average loans held for investment, down from 0.10% during the second quarter of 2005.

Six Months ended June 30, 2006
      For the six months ended June 30, 2006, the Company’s net earnings were $184.5 million, or $2.68 per share, up 27% from $145.2 million, or $2.22 per share for the same period in 2005. Return on equity was 22% for both the six month periods ended June 30, 2006 and 2005.
      Net revenues of $681.6 million in the first half of 2006 reflect an increase of 26% over the first half of 2005. Key drivers of this growth included the following items:

1)	Growth in average interest earning assets of 37% from $17.8 billion in the first half of 2005 to $24.4 billion in the first half of 2006, leading to an increase in net interest income of 27% to $257.4 million. Indymac’s net interest margin declined to 2.13% from 2.29% somewhat mitigating the impact of the average earning asset growth.

2)	Growth in our mortgage production of 55% in the first half of 2006 over the first half of 2005 to $40.0 billion, led to a 70% increase in loans sold to $36.1 billion. The MBR margin on loans sold was 1.17% in the first half of 2006, down from 1.72% in the first half of 2005 as the market reflects a more difficult environment in light of rising mortgage interest rates.

3)	Service fee income of $58.1 million in the first half of 2006 grew 282% over the first half of 2005 driven by the increase in the principal amount of loans serviced for others combined with slowing prepayments as mortgage rates have increased.
      Operating expenses of $375.5 million reflected an increase of 25%, consistent with the growth in Indymac’s revenues and operations.
SUMMARY OF BUSINESS SEGMENT RESULTS
      The Company conducts business substantially through IndyMac Bank, F.S.B. via two primary operating segments, the mortgage banking and the thrift segments. These segments provide clear transparency to the two primary activities in our hybrid model: mortgage banking with high asset turn and high returns on equity, and thrift investing characterized by lower but more consistent returns on equity. Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”), page 23, for further discussions of the divisions within the mortgage banking and thrift segments.
      The tables below summarize the year-over-year performance of Indymac’s divisions. Detailed operating results for each division are provided on pages 8 to 11.

	Mortgage Banking

		MSRs and
		Other	Mortgage				Total
	Production	Retained	Banking			Elimination	Operating	Corporate	Company
	Divisions	Assets	Overhead(1)	Total	Thrift	& Other	Results	Overhead	Total

	(Dollars in thousands)
Net Income Q206	$85,149	$24,752	$(8,543)	$101,358	$37,704	$(7,139)	$131,923	(27,264)	104,659
Net Income Q205	76,868	9,254	(7,446)	78,676	33,370	(7,472)	104,574	(22,860)	81,714

$ Change	8,281	15,498	(1,097)	22,682	4,334	333	27,349	(4,404)	22,945
% Change	11%	167%	(15)%	29%	13%	4%	26%	(19)%	28%
Average Capital Q206	$521,875	$363,809	$10,930	$896,614	$666,085	$46,573	$1,609,272	132,965	1,742,237
Average Capital Q205	318,640	176,731	10,430	505,801	508,389	38,477	1,052,667	284,943	1,337,610
% Change	64%	106%	5%	77%	31%	21%	53%	(53)%	30%
ROE Q206	65%	27%	N/A	45%	23%	N/A	33%	N/A	24%
ROE Q205	97%	21%	N/A	62%	26%	N/A	40%	N/A	25%
% Change	(32)%	30%	N/A	(27)%	(14)%	N/A	(17)%	N/A	(2)%

(1)	Included production division overhead and servicing overhead of $6.1 million and $2.4 million, respectively, for the second quarter of 2006. For the second quarter of 2005, the production division overhead and servicing overhead were $5.0 million and $2.4 million, respectively.

	Mortgage Banking Production Divisions

	Mortgage Professionals Group
					Consumer	Financial	Production
	Wholesale	Correspondent	Conduit	Total	Direct	Freedom	Divisions

	(Dollars in thousands)
Net Income Q206	$47,370	$7,981	$17,990	$73,341	$668	$11,140	$85,149
Net Income Q205	56,490	11,026	4,551	72,067	(434)	5,235	76,868

$ Change	$(9,120)	$(3,045)	$13,439	$1,274	$1,102	$5,905	$8,281
% Change	(16)%	(28)%	295%	2%	254%	113%	11%
Average Capital Q206	$212,697	$53,252	$168,293	$434,242	$12,872	$74,761	$521,875
Average Capital Q205	130,677	25,074	88,957	244,708	13,784	60,148	318,640
% Change	63%	112%	89%	77%	(7)%	24%	64%
ROE Q206	89%	60%	43%	68%	21%	60%	65%
ROE Q205	173%	176%	21%	118%	(13)%	35%	97%
% Change	(48)%	(66)%	109%	(43)%	265%	71%	(32)%

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Net Income Q206	$5,392	$10,821	$6,356	$7,849	$7,203	$24	$59	$37,704
Net Income Q205	3,713	12,012	5,023	9,226	3,984	(436)	(152)	33,370

$ Change	$1,679	$(1,191)	$1,333	$(1,377)	$3,219	$460	$211	$4,334
% Change	45%	(10)%	27%	(15)%	81%	106%	139%	13%
Average Capital Q206	$55,974	$223,102	$148,496	$120,104	$105,365	$9,331	$3,713	$666,085
Average Capital Q205	39,476	205,707	84,073	100,859	72,508	1,329	4,437	508,389
% Change	42%	8%	77%	19%	45%	602%	(16)%	31%
ROE Q206	39%	19%	17%	26%	27%	1%	6%	23%
ROE Q205	38%	23%	24%	37%	22%	(132)%	(14)%	26%
% Change	2%	(17)%	(28)%	(29)%	24%	N/M	146%	(14)%
      Total capital deployed in our operating business segments increased 53% to $1.6 billion in the second quarter of 2006 and earned a 33% return on equity before the impact of corporate overhead. Net of corporate overhead and including the excess undeployed capital, Indymac’s average capital of $1.7 billion earned a 24% return on equity.
      We deployed $521.9 million of capital into our mortgage production divisions in the second quarter of 2006, an increase of 64% over the second quarter of 2005. Mortgage production earnings grew 11%; however the return on equity declined from 97% to 65% reflecting the narrower mortgage banking revenue margins. The wholesale and correspondent divisions reflected stronger production year over year, but a reduction in net income as margins were significantly lower in these two business lines year over year. The wholesale division net income also reflected the loss related to the lot loan fraud discussed earlier. Our conduit group had a particularly strong quarter reflecting earnings growth of 295% and return on equity of 43%, up from 21%. The increase was due to improvement in the revenue margins primarily related to their option arm production and strong efficiencies in their pipeline hedge management. Looking forward, we expect the returns in this division to revert to the more normal levels reflected in the prior period. Our reverse mortgage division continued to demonstrate strong returns with earnings and production growth of 113% and 109%, respectively. The strong returns in this business are reflective of the strong growth in demographics for the seniors market and the growing popularity of the reverse mortgage product. We expect this division to continue its strong growth in the future given its industry leadership position in the reverse mortgage market.
      We deployed 21% of our capital, or $363.8 million, in the MSRs and Other Retained Assets, up from 13% one year ago. This segment experienced a strong increase in ROE from 21 percent in the second quarter of 2005 to 27% in the second quarter of 2006. We target our pricing and hedging strategies to earn expected ROE of 18% to 23% for this segment. Given the volatility in this segment, returns in a quarter may substantially exceed or fall below the targeted level.
      We deployed 38% of our capital or $666.1 million to the Thrift, a 31% increase over last year. This segment continued to earn a solid, stable ROE, earning 23% for the second quarter of 2006.

DETAIL CHANNEL SEGMENT RESULTS
      The following tables summarize the Company’s financial results for the three months ended June 30, 2006 and 2005, by its two primary segments via each of its operating divisions:

	Mortgage Banking

		MSRs and	Mortgage				Total
Three Months Ended	Production	Other Retained	Banking			Elimination	Operating	Corporate	Total
June 30, 2006	Divisions	Assets	Overhead(1)	Total	Thrift	& Other(2)	Results	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$37,650	$16,799	$468	$54,917	$67,109	$10,083	$132,109	$(1,955)	$130,154
Provision for loan losses	—	—	—	—	(2,230)	—	(2,230)	—	(2,230)
Gain (loss) on sale of loans	191,333	5,591	—	196,924	17,005	(12,270)	201,659	—	201,659
Service fee income	4,650	23,051	—	27,701	288	(742)	27,247	—	27,247
Gain (loss) on securities	—	6,506	—	6,506	(1,251)	3,003	8,258	—	8,258
Other income	484	1,222	725	2,431	9,445	(150)	11,726	276	12,002

Net revenues (expense)	234,117	53,169	1,193	288,479	90,366	(76)	378,769	(1,679)	377,090
Operating expenses	152,837	13,944	15,313	182,094	32,646	12,005	226,745	43,901	270,646
Deferred expense under FAS 91	(59,608)	(1,687)	—	(61,295)	(4,599)	(281)	(66,175)	—	(66,175)

Pretax income (loss)	140,888	40,912	(14,120)	167,680	62,319	(11,800)	218,199	(45,580)	172,619

Net income (loss)	$85,149	$24,752	$(8,543)	$101,358	$37,704	$(7,139)	$131,923	$(27,264)	$104,659

Relevant Financial and Performance Data
Average interest-earning assets	$8,851,454	$840,191	$3,291	$9,694,936	$14,231,553	$740,001	$24,666,490	$14,087	$24,680,577
Allocated capital	$521,875	$363,809	$10,930	$896,614	$666,085	$46,573	$1,609,272	132,965	1,742,237
Loans produced	$18,712,491	$540,228	$—	$19,252,719	$1,337,863	$—	$20,590,582	$—	$20,590,582
Loans sold	$19,743,413	$437,331	$—	$20,180,744	$1,269,497	$(2,035,077)	$19,415,164	$—	$19,415,164
MBR margin	1.16%	1.28%	N/A	1.16%	1.34%	N/A	N/A	N/A	1.23%
ROE	65%	27%	N/A	45%	23%	N/A	33%	N/A	24%
ROA	3.77%	3.87%	N/A	3.46%	1.05%	N/A	1.95%	N/A	1.51%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	1.89%	N/A	N/A	N/A	2.01%
Average FTE	4,405	190	1,067	5,662	648	312	6,622	1,239	7,861

Three Months Ended
June 30, 2005

Operating Results
Net interest income	$23,785	$11,372	$40	$35,197	$53,842	$11,344	$100,383	$(3,064)	$97,319
Provision for loan losses	—	—	—	—	(2,407)	—	(2,407)	—	(2,407)
Gain (loss) on sale of loans	169,949	1,254	—	171,203	14,325	(26,151)	159,377	—	159,377
Service fee income	3,035	(4,184)	—	(1,149)	1,754	10,194	10,799	—	10,799
Gain (loss) on securities	—	14,361	—	14,361	1,005	485	15,851	—	15,851
Other income	720	561	512	1,793	7,523	(2,373)	6,943	789	7,732

Net revenues (expense)	197,489	23,364	552	221,405	76,042	(6,501)	290,946	(2,275)	288,671
Operating expenses	119,046	8,519	12,859	140,424	26,106	8,702	175,232	36,065	211,297
Deferred expense under FAS 91	(48,638)	(451)	—	(49,089)	(5,222)	(2,853)	(57,164)	—	(57,164)

Pretax income (loss)	127,081	15,296	(12,307)	130,070	55,158	(12,350)	172,878	(38,340)	134,538

Net income (loss)	$76,868	$9,254	$(7,446)	$78,676	$33,370	$(7,472)	$104,574	$(22,860)	$81,714

Relevant Financial and Performance Data
Average interest-earning assets	$5,689,906	$555,790	$77	$6,245,773	$11,645,734	$652,469	$18,543,976	$16,805	$18,560,781
Allocated capital	$318,640	$176,731	$10,430	$505,801	$508,389	$38,477	$1,052,667	$284,943	$1,337,610
Loans produced	$13,196,407	$173,754	$—	$13,370,161	$1,422,746	$—	$14,792,907	$—	$14,792,907
Loans sold	$11,673,671	$250,719	$—	$11,924,390	$864,989	$(1,255,279)	$11,534,100	$—	$11,534,100
MBR margin	1.66%	1.33%	N/A	1.65%	1.98%	N/A	N/A	N/A	1.63%
ROE	97%	21%	N/A	62%	26%	N/A	40%	N/A	25%
ROA	5.29%	2.66%	N/A	4.29%	1.15%	N/A	2.12%	N/A	1.64%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	1.85%	N/A	N/A	N/A	2.02%
Average FTE	3,364	114	747	4,225	544	231	5,000	1,038	6,038

(1)	Included in the mortgage banking overhead was $6.1 million and $2.4 million production division overhead and servicing overhead, respectively, for the quarter ended June 30, 2006. For the quarter ended June 30, 2005, the $7.4 million mortgage banking overhead included $5.0 million production division overhead and $2.4 million servicing overhead.

(2)	Included are eliminations, deposits, and treasury items, the details of which are provided on page 11.

      The following tables provide additional detail on the results for the production divisions of our mortgage banking segment for the three months ended June 30, 2006 and 2005:

	Mortgage Banking Production Divisions

						Financial
	Mortgage Professionals					Freedom	Total
Three Months Ended					Consumer	(Reverse	Production
June 30, 2006	Wholesale	Correspondent	Conduit	Total	Direct	Mortgage)	Divisions

	(Dollars in thousands)
Operating Results
Net interest income	$14,463	$3,375	$17,576	$35,414	$647	$1,589	$37,650
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	107,405	16,482	18,918	142,805	10,357	38,171	191,333
Service fee income	—	—	—	—	—	4,650	4,650
Gain (loss) on securities	—	—	—	—	—	—	—
Other income	—	—	(9)	(9)	127	366	484

Net revenues (expense)	121,868	19,857	36,485	178,210	11,131	44,776	234,117
Operating expenses	82,330	12,862	6,750	101,942	16,231	34,664	152,837
Deferral of expenses under FAS 91	(38,759)	(6,197)	—	(44,956)	(6,203)	(8,449)	(59,608)

Pretax income (loss)	78,297	13,192	29,735	121,224	1,103	18,561	140,888

Net income (loss)	$47,370	$7,981	$17,990	$73,341	$668	$11,140	$85,149

Relevant Financial and Performance Data
Average interest-earning assets	$3,680,645	$919,027	$3,603,890	$8,203,562	$224,931	$422,961	$8,851,454
Allocated capital	212,697	53,252	168,293	434,242	12,872	74,761	521,875
Loans produced	8,825,462	2,527,672	5,471,341	16,824,475	551,455	1,336,561	18,712,491
Loans sold	9,296,911	2,601,936	6,054,148	17,952,995	589,577	1,200,841	19,743,413
MBR margin	1.31%	0.76%	0.60%	0.99%	1.87%	3.31%	1.16%
Pretax income/loan sold	0.84%	0.51%	0.49%	0.68%	0.19%	1.55%	0.71%
ROE	89%	60%	43%	68%	21%	60%	65%
ROA	5.15%	3.48%	1.98%	3.57%	1.13%	7.66%	3.77%
Net interest margin	1.58%	1.47%	1.96%	1.73%	1.15%	1.51%	1.71%
Average FTE	2,392	229	146	2,767	369	1,269	4,405

Three Months Ended
June 30, 2005

Operating Results
Net interest income	$9,695	$2,548	$9,953	$22,196	$1,087	$502	$23,785
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	116,145	19,246	1,317	136,708	16,013	17,228	169,949
Service fee income	—	—	—	—	—	3,035	3,035
Gain (loss) on securities	—	—	—	—	—	—	—
Other income	4	—	61	65	(1)	656	720

Net revenues (expense)	125,844	21,794	11,331	158,969	17,099	21,421	197,489
Operating expenses	65,399	7,877	3,809	77,085	24,471	17,490	119,046
Deferral of expenses under FAS 91	(32,927)	(4,307)	—	(37,234)	(6,654)	(4,750)	(48,638)

Pretax income (loss)	93,372	18,224	7,522	119,118	(718)	8,681	127,081

Net income (loss)	$56,490	$11,026	$4,551	$72,067	$(434)	$5,235	$76,868

Relevant Financial and Performance Data
Average interest-earning assets	$2,769,263	$557,558	$1,979,241	$5,306,062	$277,301	$106,543	$5,689,906
Allocated capital	130,677	25,074	88,957	244,708	13,784	60,148	318,640
Loans produced	7,191,986	1,419,921	3,206,983	11,818,890	738,137	639,380	13,196,407
Loans sold	6,568,736	1,291,826	2,542,383	10,402,945	656,290	614,436	11,673,671
MBR margin	1.92%	1.69%	0.44%	1.53%	2.61%	2.89%	1.66%
Pretax income/loan sold	1.42%	1.41%	0.30%	1.15%	(0.11)%	1.41%	1.09%
ROE	173%	176%	21%	118%	(13)%	35%	97%
ROA	8.16%	7.91%	0.92%	5.43%	(0.60)%	9.59%	5.29%
Net interest margin	1.40%	1.83%	2.02%	1.68%	1.57%	1.89%	1.68%
Average FTE	1,785	171	102	2,058	594	712	3,364

      The following tables provide additional detail on the results for divisions of our thrift segment for the three months ended June 30, 2006 and 2005:

	Thrift

				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
Three Months Ended	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
June 30, 2006	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift

	(Dollars in thousands)
Operating Results
Net interest income	$9,238	$18,723	$9,817	$12,211	$15,809	$728	$583	$67,109
Provision for loan losses	—	(975)	—	(625)	(250)	—	(380)	(2,230)
Gain (loss) on sale of loans	(122)	765	5,280	11,093	—	—	(11)	17,005
Service fee income	—	—	288	—	—	—	—	288
Gain (loss) on securities	72	—	(1,787)	464	—	—	—	(1,251)
Other income	11	429	2,262	5,934	376	433	—	9,445

Net revenues (expense)	9,199	18,942	15,860	29,077	15,935	1,161	192	90,366
Operating expenses	286	1,056	5,682	18,413	5,993	1,122	94	32,646
Deferral of expenses under FAS 91	—	—	(327)	(2,309)	(1,963)	—	—	(4,599)

Pretax income (loss)	8,913	17,886	10,505	12,973	11,905	39	98	62,319

Net income (loss)	$5,392	$10,821	$6,356	$7,849	$7,203	$24	$59	$37,704

Relevant Financial and Performance Data
Average interest-earning assets	$3,027,166	$5,552,768	$1,959,586	$2,478,231	$1,077,306	$94,938	$41,558	$14,231,553
Allocated capital	55,974	223,102	148,496	120,104	105,365	9,331	3,713	666,085
Loans produced	—	—	32,808	774,060	530,995	—	—	1,337,863
Loans sold	—	2,845	615,834	650,818	—	—	—	1,269,497
ROE	39%	19%	17%	26%	27%	1%	6%	23%
ROA	0.70%	0.77%	1.26%	1.27%	2.70%	0.10%	0.65%	1.05%
Net interest margin	1.22%	1.35%	2.01%	1.98%	5.89%	3.08%	5.63%	1.89%
Efficiency ratio	3%	5%	34%	54%	25%	97%	16%	30%
Average FTE	6	14	77	426	101	24	—	648

Three Months Ended
June 30, 2005

Operating Results
Net interest income	$5,688	$17,778	$7,087	$12,696	$9,752	$49	$792	$53,842
Provision for loan losses	—	(700)	—	(573)	(500)	(84)	(550)	(2,407)
Gain (loss) on sale of loans	—	3,056	646	10,613	—	—	10	14,325
Service fee income	—	278	1,476	—	—	—	—	1,754
Gain (loss) on securities	724	—	397	(116)	—	—	—	1,005
Other income	(1)	—	1,788	5,521	138	76	1	7,523

Net revenues (expense)	6,411	20,412	11,394	28,141	9,390	41	253	76,042
Operating expenses	274	557	3,672	15,693	4,644	762	504	26,106
Deferral of expenses under FAS 91	—	—	(581)	(2,802)	(1,839)	—	—	(5,222)

Pretax income (loss)	6,137	19,855	8,303	15,250	6,585	(721)	(251)	55,158

Net income (loss)	$3,713	$12,012	$5,023	$9,226	$3,984	$(436)	$(152)	$33,370

Relevant Financial and Performance Data
Average interest-earning assets	$2,131,235	$5,050,001	$1,559,134	$2,091,337	$751,327	$12,800	$49,900	$11,645,734
Allocated capital	39,476	205,707	84,073	100,859	72,508	1,329	4,437	508,389
Loans produced	—	—	55,716	772,804	594,226	—	—	1,422,746
Loans sold	—	111,299	130,497	623,193	—	—	—	864,989
ROE	38%	23%	24%	37%	22%	(132)%	(14)%	26%
ROA	0.69%	0.95%	1.28%	1.77%	2.14%	(12.09)%	(1.42)%	1.15%
Net interest margin	1.07%	1.41%	1.82%	2.43%	5.21%	1.54%	6.37%	1.85%
Efficiency ratio	4%	3%	27%	45%	28%	610%	63%	27%
Average FTE	5	11	26	378	90	20	14	544

     The following tables provide additional detail on deposits, treasury and eliminations for the three months ended June 30, 2006 and 2005:

			Eliminations

				MSR
Three months ended			Interdivision	Economic
June 30, 2006	Deposits	Treasury	Loan Sales	Value	Other	Total

	(Dollars in thousands)
Operating Results
Net interest income	$—	$(859)	$7,568	$—	$3,374	$10,083
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(12,270)	—	—	(12,270)
Service fee income	—	—	(742)	—	—	(742)
Gain (loss) on securities	—	—	3,003	—	—	3,003
Other income	883	180	—	—	(1,213)	(150)

Net revenues (expense)	883	(679)	(2,441)	—	2,161	(76)
Operating expenses	6,261	2,098	—	—	3,646	12,005
Deferral of expenses under FAS 91	—	—	—	—	(281)	(281)

Pretax income (loss)	(5,378)	(2,777)	(2,441)	—	(1,204)	(11,800)

Net income (loss)	$(3,254)	$(1,680)	$(1,477)	$—	$(728)	$(7,139)

Relevant Financial and Performance Data
Average interest-earning assets	$176	$830,915	$(91,090)	$—	$—	$740,001
Allocated capital	$2,154	$44,419	$—	$—	$—	$46,573
Loans produced	$—	$—	$—	$—	$—	$—
Loans sold	N/A	N/A	$(2,035,077)	N/A	N/A	$(2,035,077)
ROE	N/A	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A	N/A
Average FTE	268	44	—	—	—	312

Three months ended
June 30, 2005

Operating Results
Net interest income	$—	$3,509	$4,670	$—	$3,165	$11,344
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(26,151)	—	—	(26,151)
Service fee income	—	—	(905)	11,099	—	10,194
Gain (loss) on securities	—	—	485	—	—	485
Other income	618	128	—	—	(3,119)	(2,373)

Net revenues (expense)	618	3,637	(21,901)	11,099	46	(6,501)
Operating expenses	3,441	1,525	—	—	3,736	8,702
Deferral of expenses under FAS 91	—	—	—	—	(2,853)	(2,853)

Pretax income (loss)	(2,823)	2,112	(21,901)	11,099	(837)	(12,350)

Net income (loss)	$(1,708)	$1,278	$(13,250)	$6,715	$(507)	$(7,472)

Relevant Financial and Performance Data
Average interest-earning assets	$172	$711,067	$(58,770)	$—	$—	$652,469
Allocated capital	$1,650	$36,827	$—	$—	$—	$38,477
Loans produced	$—	$—	$—	$—	$—	$—
Loans sold	N/A	N/A	$(1,255,279)	N/A	—	$(1,255,279)
ROE	N/A	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A	N/A
Average FTE	200	31	—	—	—	231

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
      Under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), certain fees and related incremental direct costs associated with originating loans are required to be deferred when incurred. SFAS No. 91 fees and expenses are deferred at production and subsequently recognized at sale. This is reflected as a reclassification reducing operating expenses and loan fees with the net deferral reported as a component of the gain on sale. The deferral of direct origination costs is shown separately as a contra to the gross operating expenses in the detail segment tables on pages 8 to 11 to enable the computation of gross cost per funded loan.
      The Company hedges the MSRs to protect their economic value. The results in the business segment tables above reflect the economic fair value of MSRs. Prior to the adoption of SFAS No. 156 on January 1, 2006, the economic fair value may vary from the generally accepted accounting principles (“GAAP”) value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value were eliminated in consolidation. Also, the Company has revised its capital allocation on MSRs to conform to updated regulatory capital guidelines. Prior period segment data was revised accordingly.
      The Company’s corporate overhead costs such as corporate salaries and related expenses, and non-recurring corporate items are not allocated to the operating channels. Also, for purposes of calculating average interest-earning assets, the allowance for loan losses is excluded.
PRODUCT PROFITABILITY ANALYSIS
      As part of our process of measuring results and holding managers responsible for specific targets, we evaluate profitability at the product level in addition to our segment results. We currently have four product groups: standard consumer home loans held for sale, specialty consumer home loans held for sale and/or investment, home loans and related investment, and specialty commercial loans held for investment. Please refer to the Company’s 2005 10-K, pages 31 to 37, for further discussion on the products included within each product group.

      The following tables summarize the profitability for each of the four product groups and the loan servicing operations for the three months ended June 30, 2006 and 2005:

			Home
	Standard	Specialty	Loans &	Specialty
	Consumer Home	Consumer	Related	Commercial			Total
Three Months Ended June 30, 2006	Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company

	(Dollars in thousands)
Operating Results
Net interest income	$28,022	$36,329	$45,043	$20,101	$(859)	$1,518	$130,154
Provision for loan losses	—	(930)	(975)	(325)	—	—	(2,230)
Gain (loss) on sale of loans	157,203	38,222	6,234	—	—	—	201,659
Service fee income	—	6,238	20,521	—	—	488	27,247
Gain (loss) on securities	—	(4,375)	12,633	—	—	—	8,258
Other income	—	7,818	1,662	1,553	180	789	12,002

Net revenue (expense)	185,225	83,302	85,118	21,329	(679)	2,795	377,090
Variable expenses	59,169	45,401	1,268	3,577	—	—	109,415
Deferral of expenses under FAS 91	(43,663)	(19,391)	(1,081)	(2,040)	—	—	(66,175)
Fixed expenses	48,459	23,768	12,822	4,963	2,098	69,121	161,231

Pretax income (loss)	121,260	33,524	72,109	14,829	(2,777)	(66,326)	172,619

Net income (loss)	$73,363	$20,192	$43,626	$8,972	$(1,680)	$(39,814)	$104,659

Balance Sheet Data
Average interest-earning assets	$7,763,901	$5,324,900	$9,351,463	$1,423,150	$830,915	$(13,752)	$24,680,577
Allocated capital	$389,127	$358,963	$616,829	$134,241	$44,419	$198,658	$1,742,237
Performance Ratios
ROE	76%	23%	28%	27%	N/A	N/A	24%
Net interest margin	1.45%	2.74%	1.93%	5.67%	N/A	N/A	2.12%
MBR margin	1.20%	1.36%	1.42%	N/A	N/A	N/A	1.23%
Efficiency ratio	35%	59%	15%	30%	N/A	N/A	54%
Operating Data
Loan production	$14,968,754	$4,628,706	$412,416	$580,706	$—	$—	$20,590,582
Loans sold	$15,412,389	$3,562,599	$440,176	$—	$—	$—	$19,415,164

Three Months Ended June 30, 2005

Operating Results
Net interest income	$21,053	$24,631	$35,863	$12,104	$3,509	$159	$97,319
Provision for loan losses	—	(988)	(700)	(719)	—	—	(2,407)
Gain (loss) on sale of loans	124,344	31,384	3,649	—	—	—	159,377
Service fee income	—	4,511	998	—	—	5,290	10,799
Gain (loss) on securities	—	281	15,570	—	—	—	15,851
Other income	—	7,523	560	657	128	(1,136)	7,732

Net revenue (expense)	145,397	67,342	55,940	12,042	3,637	4,313	288,671
Variable expenses	53,334	30,753	998	4,664	—	—	89,749
Deferral of expenses under FAS 91	(41,080)	(13,603)	(451)	(2,030)	—	—	(57,164)
Fixed expenses	39,923	13,599	7,976	2,149	1,525	56,376	121,548

Pretax income (loss)	93,220	36,593	47,417	7,259	2,112	(52,063)	134,538

Net income (loss)	$56,398	$22,122	$28,688	$4,392	$1,278	$(31,164)	$81,714

Balance Sheet Data
Average interest-earning assets	$5,423,384	$3,781,904	$7,713,653	$928,628	$711,067	$2,145	$18,560,781
Allocated capital	$245,311	$199,188	$420,745	$86,855	$36,827	$348,684	$1,337,610
Performance Ratios
ROE	92%	45%	27%	20%	N/A	N/A	25%
Net interest margin	1.56%	2.61%	1.86%	5.23%	N/A	N/A	2.10%
MBR margin	1.51%	2.37%	1.58%	N/A	N/A	N/A	1.63%
Efficiency ratio	36%	45%	15%	37%	N/A	N/A	53%
Operating Data
Loan production	$11,343,026	$2,615,401	$150,578	$683,902	$—	$—	$14,792,907
Loans sold	$9,613,043	$1,559,039	$362,018	$—	$—	$—	$11,534,100

      The following tables provide details on the profitability for the standard consumer home loans held for sale for the three months ended June 30, 2006 and 2005:

	Standard Consumer Home Loans Held for Sale

	Agency
	Conforming/
Three Months Ended June 30, 2006	Jumbo	Alt-A	Subprime	Total

	(Dollars in thousands)
Operating Results
Net interest income	$1,685	$20,366	$5,971	$28,022
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	1,221	149,753	6,229	157,203
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	2,906	170,119	12,200	185,225
Variable expenses	2,672	49,918	6,579	59,169
Deferral of expenses under FAS 91	(1,974)	(36,828)	(4,861)	(43,663)
Fixed expenses	2,312	41,866	4,281	48,459

Pretax income (loss)	(104)	115,163	6,201	121,260

Net income (loss)	$(63)	$69,674	$3,752	$73,363

Balance Sheet Data
Average interest-earning assets	$490,327	$6,304,512	$969,062	$7,763,901
Allocated capital	$20,619	$307,649	$60,859	$389,127
Performance Ratios
ROE	(1)%	91%	25%	76%
Net interest margin	1.38%	1.30%	2.47%	1.45%
MBR margin	0.68%	1.18%	2.36%	1.20%
Efficiency ratio	104%	32%	49%	35%
Operating Data
Loan production	$362,375	$14,127,829	$478,550	$14,968,754
Loans sold	$429,994	$14,466,041	$516,354	$15,412,389

Three Months Ended June 30, 2005

Operating Results
Net interest income	$1,785	$14,622	$4,646	$21,053
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	3,973	109,288	11,083	124,344
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	5,758	123,910	15,729	145,397
Variable expenses	2,717	42,437	8,180	53,334
Deferral of expenses under FAS 91	(2,107)	(32,629)	(6,344)	(41,080)
Fixed expenses	2,265	32,824	4,834	39,923

Pretax income (loss)	2,883	81,278	9,059	93,220

Net income (loss)	$1,744	$49,173	$5,481	$56,398

Balance Sheet Data
Average interest-earning assets	$329,056	$4,475,567	$618,761	$5,423,384
Allocated capital	$13,619	$201,008	$30,684	$245,311
Performance Ratios
ROE	51%	98%	72%	92%
Net interest margin	2.18%	1.31%	3.01%	1.56%
MBR margin	1.03%	1.49%	2.16%	1.51%
Efficiency ratio	50%	34%	42%	36%
Operating Data
Loan production	$522,026	$10,277,637	$543,363	$11,343,026
Loans sold	$559,081	$8,326,606	$727,356	$9,613,043

      The following tables provide details on the profitability for the specialty consumer home loans held for sale and/or investment for the three months ended June 30, 2006 and 2005:

	Specialty Consumer Home Loans Held for Sale and/or Investment

	HELOCs/	Reverse
Three Months Ended June 30, 2006	Seconds	Mortgages	CTP/Lot	Discontinued	Total

	(Dollars in thousands)
Operating Results
Net interest income	$21,410	$1,589	$12,747	$583	$36,329
Provision for loan losses	—	—	(550)	(380)	(930)
Gain (loss) on sale of loans	(5,228)	38,171	5,290	(11)	38,222
Service fee income	1,588	4,650	—	—	6,238
Gain (loss) on securities	(4,839)	—	464	—	(4,375)
Other income	2,262	366	5,190	—	7,818

Net revenues (expense)	15,193	44,776	23,141	192	83,302
Variable expenses	14,403	20,948	10,050	—	45,401
Deferral of expenses under FAS 91	(8,710)	(8,449)	(2,232)	—	(19,391)
Fixed expenses	3,020	13,716	6,938	94	23,768

Pretax income (loss)	6,480	18,561	8,385	98	33,524

Net income (loss)	$3,920	$11,140	$5,073	$59	$20,192

Balance Sheet Data
Average interest-earning assets	$2,642,792	$422,961	$2,217,589	$41,558	$5,324,900
Allocated capital	$229,181	$26,318	$99,751	$3,713	$358,963
Performance Ratios
ROE	7%	170%	20%	6%	23%
Net interest margin	3.25%	1.51%	2.31%	5.63%	2.74%
MBR margin	0.20%	3.31%	0.81%	N/A	1.36%
Efficiency ratio	57%	59%	62%	16%	59%
Operating Data
Loan production	$1,860,406	$1,336,561	$1,431,739	$—	$4,628,706
Loans sold	$1,710,940	$1,200,841	$650,818	$—	$3,562,599

Three Months Ended June 30, 2005

Operating Results
Net interest income	$10,285	$502	$13,052	$792	$24,631
Provision for loan losses	—	—	(438)	(550)	(988)
Gain (loss) on sale of loans	2,637	17,228	11,509	10	31,384
Service fee income	1,476	3,035	—	—	4,511
Gain (loss) on securities	397	—	(116)	—	281
Other income	1,788	656	5,078	1	7,523

Net revenues (expense)	16,583	21,421	29,085	253	67,342
Variable expenses	10,965	11,089	8,699	—	30,753
Deferral of expenses under FAS 91	(6,242)	(4,750)	(2,611)	—	(13,603)
Fixed expenses	1,107	6,401	5,587	504	13,599

Pretax income (loss)	10,753	8,681	17,410	(251)	36,593

Net income (loss)	$6,506	$5,235	$10,533	$(152)	$22,122

Balance Sheet Data
Average interest-earning assets	$1,703,536	$106,543	$1,921,925	$49,900	$3,781,904
Allocated capital	$95,696	$11,705	$87,350	$4,437	$199,188
Performance Ratios
ROE	27%	179%	48%	(14)%	45%
Net interest margin	2.42%	1.89%	2.72%	6.37%	2.61%
MBR margin	1.51%	2.89%	2.30%	N/A	2.37%
Efficiency ratio	35%	59%	40%	63%	45%
Operating Data
Loan production	$748,210	$639,380	$1,227,811	$—	$2,615,401
Loans sold	$321,410	$614,436	$623,193	$—	$1,559,039

      The following tables provide details on the profitability for the home loans and related investments and the loan servicing operations for the three months ended June 30, 2006 and 2005:

	Home Loans and Related Investments

	Retained Assets		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total

	(Dollars in thousands)
Three Months Ended June 30, 2006

Operating Results
Net interest income	$15,327	$9,238	$20,478	$45,043
Provision for loan losses	—	—	(975)	(975)
Gain (loss) on sale of loans	5,591	(122)	765	6,234
Service fee income	20,521	—	—	20,521
Gain (loss) on securities	12,561	72	—	12,633
Other income	1,222	11	429	1,662

Net revenues (expense)	55,222	9,199	20,697	85,118
Variable expenses	1,268	—	—	1,268
Deferral of expenses under FAS 91	(1,081)	—	—	(1,081)
Fixed expenses	11,480	286	1,056	12,822

Pretax income (loss)	43,555	8,913	19,641	72,109

Net income (loss)	$26,351	$5,392	$11,883	$43,626

Balance Sheet Data
Average interest-earning assets	$790,692	$3,027,166	$5,533,605	$9,351,463
Allocated capital	$338,548	$55,974	$222,307	$616,829
Performance Ratios
ROE	31%	39%	21%	28%
Net interest margin	7.78%	1.22%	1.48%	1.93%
MBR margin	1.28%	N/A	N/A	1.42%
Efficiency ratio	21%	3%	5%	15%
Operating Data
Loan production	$412,416	$—	$—	$412,416
Loans sold	$437,331	$—	$2,845	$440,176

Three Months Ended June 30, 2005

Operating Results
Net interest income	$11,372	$5,688	$18,803	$35,863
Provision for loan losses	—	—	(700)	(700)
Gain (loss) on sale of loans	761	—	2,888	3,649
Service fee income	720	—	278	998
Gain (loss) on securities	14,846	724	—	15,570
Other income	561	(1)	—	560

Net revenues (expense)	28,260	6,411	21,269	55,940
Variable expenses	998	—	—	998
Deferral of expenses under FAS 91	(451)	—	—	(451)
Fixed expenses	7,145	274	557	7,976

Pretax income (loss)	20,568	6,137	20,712	47,417

Net income (loss)	$12,444	$3,713	$12,531	$28,688

Balance Sheet Data
Average interest-earning assets	$555,790	$2,131,235	$5,026,628	$7,713,653
Allocated capital	$176,731	$39,476	$204,538	$420,745
Performance Ratios
ROE	28%	38%	25%	27%
Net interest margin	8.21%	1.07%	1.50%	1.86%
MBR margin	1.13%	N/A	N/A	1.58%
Efficiency ratio	27%	4%	3%	15%
Operating Data
Loan production	$150,578	$—	$—	$150,578
Loans sold	$250,719	$—	$111,299	$362,018

     The following table provides details on the profitability for the specialty commercial loans held for investment for the three months ended June 30, 2006 and 2005:

	Specialty Commercial Loans Held for Investment

	Single		Warehouse
	Spec	Subdivision	Lending	Total

	(Dollars in thousands)
Three Months Ended June 30, 2006

Operating Results
Net interest income	$3,564	$15,809	$728	$20,101
Provision for loan losses	(75)	(250)	—	(325)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	744	376	433	1,553

Net revenues (expense)	4,233	15,935	1,161	21,329
Variable expenses	873	2,704	—	3,577
Deferral of expenses under FAS 91	(77)	(1,963)	—	(2,040)
Fixed expenses	552	3,289	1,122	4,963

Pretax income (loss)	2,885	11,905	39	14,829

Net income (loss)	$1,745	$7,203	$24	$8,972

Balance Sheet Data
Average interest-earning assets	$250,906	$1,077,306	$94,938	$1,423,150
Allocated capital	$19,545	$105,365	$9,331	$134,241
Performance Ratios
ROE	36%	27%	N/A	27%
Net interest margin	5.70%	5.89%	N/A	5.67%
Efficiency ratio	31%	25%	N/A	30%
Operating Data
Loan production	$49,711	$530,995	$—	$580,706
Loans sold	$—	$—	$—	$—

Three Months Ended June 30, 2005

Operating Results
Net interest income	$2,303	$9,752	$49	$12,104
Provision for loan losses	(135)	(500)	(84)	(719)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	443	138	76	657

Net revenues (expense)	2,611	9,390	41	12,042
Variable expenses	908	3,756	—	4,664
Deferral of expenses under FAS 91	(191)	(1,839)	—	(2,030)
Fixed expenses	499	888	762	2,149

Pretax income (loss)	1,395	6,585	(721)	7,259

Net income (loss)	$844	$3,984	$(436)	$4,392

Balance Sheet Data
Average interest-earning assets	$164,501	$751,327	$12,800	$928,628
Allocated capital	$13,018	$72,508	$1,329	$86,855
Performance Ratios
ROE	26%	22%	N/A	20%
Net interest margin	5.62%	5.21%	N/A	5.23%
Efficiency ratio	44%	28%	N/A	37%
Operating Data
Loan production	$89,676	$594,226	$—	$683,902
Loans sold	$—	$—	$—	$—

      The following table provides details on the overhead costs for the three months ended June 30, 2006 and 2005:

Three Months Ended June 30, 2006	Servicing OH	MB OH	Deposit OH	Corporate OH	Total Overhead

	(Dollars in thousands)
Operating Results
Net interest income	$(40)	$508	$3,313	$(2,263)	$1,518
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	488	488
Gain (loss) on securities	—	—	—	—	—
Other income	831	(106)	883	(819)	789

Net revenues (expense)	791	402	4,196	(2,594)	2,795
Variable expenses	—	—	—	—	—
Deferral of expenses under FAS 91	—	—	—	—	—
Fixed expenses	4,745	10,568	9,574	44,234	69,121

Pretax income (loss)	(3,954)	(10,166)	(5,378)	(46,828)	(66,326)

Net income (loss)	$(2,392)	$(6,150)	$(3,254)	$(28,018)	$(39,814)

Balance Sheet Data
Average interest-earning assets	$—	$3,291	$176	$(17,219)	$(13,752)
Allocated capital	$13	$10,917	$2,154	$185,574	$198,658
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

Three Months Ended June 30, 2005

Operating Results
Net interest income	$(68)	$108	$3,462	$(3,343)	$159
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	5,290	5,290
Gain (loss) on securities	—	—	—	—	—
Other income	520	(8)	618	(2,266)	(1,136)

Net revenues (expense)	452	100	4,080	(319)	4,313
Variable expenses	—	—	—	—	—
Deferral of expenses under FAS 91	—	—	—	—	—
Fixed expenses	4,475	8,384	6,903	36,614	56,376

Pretax income (loss)	(4,023)	(8,284)	(2,823)	(36,933)	(52,063)

Net income (loss)	$(2,434)	$(5,012)	$(1,708)	$(22,010)	$(31,164)

Balance Sheet Data
Average interest-earning assets	$—	$77	$172	$1,687	$2,145
Allocated capital	$4,350	$6,080	$1,650	$336,604	$348,684
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

LOAN PRODUCTION
      The Company’s total mortgage production of $20.1 billion for the second quarter of 2006 is a record high, up 0.4% compared to the first quarter of 2006, and up 41% from the second quarter of 2005. The production growth was accomplished through our continued drive to leverage our mortgage banking platform. During the second quarter of 2006, we opened two new operations centers, expanded a third and began hiring for another to be opened during the third quarter of 2006. Our expansion into new regions, the hiring of new salespeople, and the roll-out of new products are expected to drive overall production higher in the future.
      On July 12, 2006, the MBA issued a forecast of the industry volume for 2006 of $2.4 trillion, which represents an 18% decline from 2005. The second quarter of 2006 estimate of $678 billion represents a 24% increase from the first quarter of 2006, and a 14% decline from the second quarter of 2005. Based on this forecast, our market share is 2.96% this quarter, down from 3.65% in the first quarter of 2006, but it was up compared to the market share of 1.81% for the second quarter of 2005.
      Total loan production, including subdivision construction, reached $20.6 billion for the second quarter of 2006, a record for the Company.
      At June 30, 2006, our total pipeline of loans in process was a record high at $12.5 billion, up 7% from March 31, 2006 and 29% from June 30, 2005. Total pipeline of loans in process included rate lock commitments we have provided on loans that are specifically identified or non-specific bulk packages, and loan applications we have received for which the borrower has not yet locked in the interest rate commitment. Non-specific bulk packages represented pools of loans the Bank has committed to purchase, where the pool characteristics are specified but the actual loans are not.
      The following summarizes our loan production and pipeline by purpose, interest rate type, product type, S&P loss estimate, geographic distribution, and channels as of and for the quarters ended June 30, 2006 and 2005 and March 31, 2006:

	As of and For the Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2006	2005	Change	2006	Change

	(Dollars in millions)
Production and Pipeline by Purpose:
Mortgage loan production:
Purchase transactions	$8,284	$6,370	30%	$7,778	7%
Cash-out refinance transactions	9,373	6,336	48%	9,779	(4)%
Rate/term refinance transactions	2,403	1,493	61%	2,420	(1)%

Total mortgage loan production	$20,060	$14,199	41%	$19,977	0%

% purchase and cash-out refinance transactions	88%	89%		88%
Mortgage industry market share	2.96%	1.81%	64%	3.65%	(19)%
Mortgage pipeline:
Purchase transactions	$4,459	$3,681	21%	$4,517	(1)%
Cash-out refinance transactions	4,062	3,457	18%	4,558	(11)%
Rate/term refinance transactions	1,492	1,156	29%	1,349	11%

Total specific rate locks	10,013	8,294	21%	10,424	(4)%
Non-specific rate locks on bulk purchases	2,514	1,388	81%	1,257	100%

Total pipeline at period end	$12,527	$9,682	29%	$11,681	7%

	Three Months Ended

	June 30,	June 30,	March 31,
	2006	2005	2006

Production by Amortization Type as a Percent of Mortgage Production:
Fixed Rate Mortgages	29%	26%	30%
Hybrid ARMs Interest Only	28%	23%	23%
ARMs and Hybrid ARMs	22%	19%	20%
Option ARMs	21%	32%	27%

	100%	100%	100%

	Three Months Ended					Six Months Ended

	June 30,	June 30,	Percent	March 31,	Percent	June 30,	June 30,	Percent
	2006	2005	Change	2006	Change	2006	2005	Change

	(Dollars in millions)
Total Production:
Standard First Mortgage Products:
Alt-A	$14,881	$10,845	37%	$15,116	(2)%	$29,997	$19,390	55%
Jumbo	209	352	(41)%	333	(37)%	542	870	(38)%
Agency conforming	244	241	1%	279	(13)%	523	528	(1)%
Subprime	505	452	12%	554	(9)%	1,059	937	13%

Total standard first mortgage products (S&P evaluated)(1)	15,839	11,890	33%	16,282	(3)%	32,121	21,725	48%
Specialty Consumer Home Mortgage Products:
Home equity line of credit(2) / Seconds	1,860	753	147%	1,643	13%	3,503	1,314	167%
Reverse mortgages	1,337	639	109%	1,118	20%	2,455	1,146	114%
Consumer construction(2)	1,024	917	12%	934	10%	1,958	1,616	21%

Subtotal mortgage production	20,060	14,199	41%	19,977	0%	40,037	25,801	55%
Builder construction commitments(2)	531	594	(11)%	363	46%	894	947	(6)%

Total production	$20,591	$14,793	39%	$20,340	1%	$40,931	$26,748	53%

(1)	While Indymac production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, and construction loans.

(2)	Amount represents total commitments.

     The following summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the three months ended June 30, 2006 and 2005, and March 31, 2006:

	Three Months Ended

	June 30, 2006		June 30, 2005		March 31, 2006

	Average		Average		Average
	Lifetime	Percent of	Lifetime	Percent of	Lifetime	Percent of
	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total

	(Dollars in millions)
Volume by S&P Lifetime Loss Estimate(1):
Agency conforming equivalent (<45 bps)	0.22%	61%	0.22%	68%	0.22%	58%
Prime Alt-A Equivalent (45-80 bps)	0.59%	25%	0.58%	25%	0.59%	28%
Subprime Equivalent (>80 bps)	1.67%	14%	1.80%	7%	1.57%	14%

Total S&P lifetime loss estimate	0.51%	100%	0.42%	100%	0.51%	100%

Total S&P evaluated production		$15,839		$11,890		$16,282

(1)	While Indymac production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, and construction loans.
     The following indicates the geographic distribution of our production for the three months ended June 30, 2006 and 2005 and March 31, 2006:

	June 30,	June 30,	March 31,
	2006	2005	2006

Geographic distribution:
California	44%	44%	44%
Florida	9%	7%	9%
New York	6%	9%	6%
Virginia	4%	4%	5%
New Jersey	4%	4%	4%
Other	33%	32%	32%

Total	100%	100%	100%

	Three Months Ended					Six Months Ended

	June 30,	June 30,	Percent	March 31,	Percent	June 30,	June 30,	Percent
Volume by Divisions:	2006	2005	Change	2006	Change	2006	2005	Change

	(Dollars in millions)
Mortgage Loan Production:
Mortgage Professionals
Wholesale	$8,825	$7,192	23%	$8,781	1%	$17,606	$13,208	33%
Correspondent	2,528	1,420	78%	2,276	11%	4,804	2,313	108%
Conduit	5,471	3,207	71%	6,136	(11)%	11,607	5,812	100%
Consumer Direct	552	738	(25)%	525	5%	1,077	1,424	(24)%
Financial Freedom	1,337	639	109%	1,118	20%	2,455	1,146	114%
Servicing Retention	540	174	210%	427	26%	967	396	144%
Home Equity Division	33	56	(41)%	30	10%	63	98	(36)%
Consumer Construction and Lot	774	773	0%	684	13%	1,458	1,404	4%

Total Mortgage Loan Production	20,060	14,199	41%	19,977	0%	40,037	25,801	55%
Commercial Loan Production:
Builder Construction	531	594	(11)%	363	46%	894	947	(6)%

Total Production	$20,591	$14,793	39%	$20,340	1%	$40,931	$26,748	53%

      Key production drivers for mortgage professionals’ wholesale and correspondent channels, for the three months ended June 30, 2006 and 2005 and March 31, 2006 follows:

	Three Months Ended

	June 30,	June 30,	Percent	March 31,	Percent
	2006	2005	Change	2006	Change

Key Production Drivers:
Active customers during the quarter(1)	7,472	6,191	21%	7,174	4%
Sales personnel	952	678	40%	811	17%
Number of regional offices	15	10	50%	13	15%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

LOAN SALES
      The following table summarizes loans sold and the relevant performance ratios on loan sales during the three and six months ended June 30, 2006 and 2005 and the three months ended March 31, 2006:

	Three Months Ended					Six Months Ended

	June 30,	June 30,	Percent	March 31,	Percent	June 30,	June 30,	Percent
	2006	2005	Change	2006	Change	2006	2005	Change

	(Dollars in millions)
Total loans sold	$19,415	$11,534	68%	$16,708	16%	$36,123	$21,188	70%
Ratios:
Gross MBR margin before hedging	0.99%	2.02%	(51)%	0.86%	15%	0.93%	1.80%	(48)%
Net MBR margin after hedging	1.23%	1.63%	(24)%	1.10%	12%	1.17%	1.72%	(32)%
      The MBR margin is calculated using mortgage banking revenue divided by total loans sold. The mortgage banking revenue includes total consolidated gain on sale of loans company-wide and the net interest income earned on mortgage loans held for sale by mortgage banking production divisions. While most of the gain on sale of loans results from the loan sale activities in our mortgage banking segment, we do occasionally sell loans held by our thrift segment, primarily lot loans and home equity products. The gain on sale recognized in the thrift segment is included in the MBR margin calculation.
      Included in the gain on sale of loans in the second quarter of 2006 were $9.7 million of losses related to the establishment of a reserve for fraud losses on certain lot loans. The Company discovered that 45 lot loans related to two developments in Michigan and Florida were the subject of criminal fraud on the part of the developers, brokers, appraisers and closing agents. We have since performed a full portfolio review and implemented a series of product guideline changes, operational changes and fraud prevention actions to mitigate future occurrences of this kind. At this point, we believe that there are no further incidences of fraud in its existing book of lot loans of similar size or scope.
      The following tables summarize MBR margin by channel and product for the three months ended June 30, 2006 and 2005, and March 31, 2006:

	Three Months Ended

	June 30,	June 30,	March 31,
MBR Margin by Channel:	2006	2005	2006

Wholesale	1.31%	1.92%	1.27%
Correspondent	0.76%	1.69%	0.66%
Conduit	0.60%	0.44%	0.40%
Consumer Direct	1.87%	2.61%	1.94%
Financial Freedom	3.31%	2.89%	2.83%
Other	1.34%	1.98%	1.26%
Total MBR margin	1.23%	1.63%	1.10%

	Three Months Ended

	June 30,	June 30,	March 31,
MBR Margin by Product:	2006	2005	2006

Agency Conforming/ Jumbo	0.68%	1.03%	0.58%
Alt-A	1.18%	1.49%	0.94%
Subprime	2.36%	2.16%	2.06%
HELOC/ Seconds	0.20%	1.51%	0.46%
Reverse Mortgages	3.31%	2.89%	2.83%
CTP/ Lot	0.81%	2.30%	1.87%
Other	1.41%	1.59%	1.56%
Total MBR margin	1.23%	1.63%	1.10%

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
      In addition to mortgage loans held for sale, the hedging activities also include rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). The rate lock commitments are initially valued at zero and continue to be adjusted for changes in value resulting from changes in market interest rates, pursuant to the Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” The Company hedges the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac, Euro Dollar futures and other hedge instruments to manage this risk. These forward and futures contracts are also accounted for as derivatives and recorded at fair value.
      The following shows the various channels through which loans were distributed:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2006	2005	2006	2006	2005
	Distribution	Distribution	Distribution	Distribution	Distribution
	Percentages	Percentages	Percentages	Percentages	Percentages

	(Dollars in millions)
Sales of government-sponsored enterprises (“GSEs”) equivalent loans	18%	12%	21%	19%	15%
Private-label securitizations	46%	77%	38%	42%	65%
Whole loan sales, servicing retained	33%	5%	36%	35%	12%
Whole loan sales, servicing released	2%	3%	2%	2%	3%

Subtotal sales	99%	97%	97%	98%	95%
Investment portfolio acquisitions	1%	3%	3%	2%	5%

Total loan distribution percentage	100%	100%	100%	100%	100%

Total loan distribution	$19,631	$11,844	$17,319	$36,951	$22,415

      We maintain multiple channels for loan dispositions to achieve sustainable liquidity and develop a deep and diverse investor base. Also, through multiple channels, Indymac endeavors to consistently sell investment and non-investment grade bonds, AAA-rated and agency interest-only securities, and whole loans for cash.
      In conjunction with the sale of mortgage loans, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $201.7 million in gain on sale of loans earned during the three months ended June 30, 2006 included the retention of $268.5 million in MSRs, and $108.9 million of other retained assets. During the three months ended June 30, 2006, assets previously retained generated cash flows of $162.3 million.

More information on the valuation assumptions related to the Company’s retained assets can be found at page 30, under the heading “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities.”
MORTGAGE SERVICING AND OTHER RETAINED ASSETS
MORTGAGE SERVICING AND MORTGAGE SERVICING RIGHTS
      Indymac’s total loans serviced for others reached $110.0 billion (including reverse mortgages and HELOCs) at June 30, 2006, with a weighted average coupon of 6.70%. In comparison, Indymac serviced $96.5 billion of mortgage loans owned by others at March 31, 2006, with a weighted average coupon of 6.43%. The activity in the servicing portfolios for the quarters ended June 30, 2006 and 2005 and March 31, 2006, follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2006	2005	2006	2006	2005

	(Dollars in millions)
Unpaid principal balance at beginning of period	$96,512	$55,995	$84,495	$84,495	$50,219
Additions	19,422	11,454	16,691	36,113	21,007
Clean-up calls exercised	(31)	(60)	—	(31)	(113)
Loan payments and prepayments	(5,914)	(3,713)	(4,674)	(10,588)	(7,437)

Unpaid principal balance at end of period	$109,989	$63,676	$96,512	$109,989	$63,676

      The following tables provide additional information related to the servicing portfolio:

	As of

	June 30,	June 30,	March 31,
	2006	2005	2006

By Product Type:
Fixed Rate Mortgages	35%	40%	36%
Option ARMs	25%	22%	25%
Hybrid ARMs	28%	25%	27%
Reverse Mortgages (all ARMs)	9%	9%	9%
HELOCs	2%	2%	2%
Other	1%	2%	1%

Total	100%	100%	100%

Additional Information, Excluding Reverse Mortgages:
Weighted average FICO	698	697	698
Weighted average original LTV/ CLTV	72%	73%	73%
Average original loan size (in thousands)	225	199	222
Percent of portfolio with prepayment penalty	40%	32%	38%
By Geographic Distribution:
California	42%	42%	42%
New York	8%	10%	9%
Florida	8%	6%	8%
New Jersey	4%	5%	5%
Virginia	4%	3%	4%
Other	34%	34%	32%

Total	100%	100%	100%

      Capitalized MSRs totaled $1.6 billion as of June 30, 2006 and $1.4 billion as of March 31, 2006, an increase of $244.4 million. Activity in MSRs follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2006	2005	2006	2006	2005

	(Dollars in thousands)
Balance at beginning of period	$1,354,433	$734,238	$1,094,490	$1,094,490	$640,794
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	17,561	17,561	—
Additions	268,542	149,616	230,057	498,599	282,516
Transfers to prepayment penalty and/or AAA-rated and agency interest-only securities	—	(3,364)	—	—	(8,491)
Clean-up calls exercised	(274)	(471)	—	(274)	(1,867)
Change in fair value due to run-off	(88,261)	N/A	(68,158)	(156,419)	N/A
Change in fair value due to market changes	76,670	N/A	84,054	160,724	N/A
Change in fair value due to application of external benchmarking policies	(12,289)	N/A	(3,571)	(15,860)	N/A
Amortization	—	(52,083)	N/A	—	(97,875)
Valuation/impairment	—	(89,092)	N/A	—	(76,233)

Balance at end of period	$1,598,821	$738,844	$1,354,433	$1,598,821	$738,844

MSRs fair value as a percentage of unpaid principal balance (in bps)	145	116	140	145	116
      The fair value of MSRs is determined using discounted cash flow techniques benchmarked against third party opinions of value. During the second quarter of 2006, we decreased MSR value by $12.3 million, as a result of adjusting the value for certain tranches based on third party benchmarks. Estimates of fair value involve several assumptions, including assumptions about future prepayment rates, market expectations of future interest rates and discount rates. Prepayment rates are projected using a prepayment model developed by a third party vendor and calibrated for the Bank’s collateral. During the second quarter 2006, the Bank introduced a new prepayment model, which it believes will be more effective in predicting future prepayments. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information. Refer to “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 30 for further detail on the valuation assumptions.

      On January 1, 2006, we elected to measure MSRs using the fair value method instead of the amortization method. Therefore, change in value due to run-off of the portfolio is recorded as valuation adjustment instead of the amortization for periods in 2006. The components of service fee income (expense) follows:

	Three Months Ended

	June 30,	BPS	June 30,	BPS	March 31,	BPS
	2006	UPB	2005	UPB	2006	UPB

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$117,787	45	$64,358	43	$98,193	44
Change in value due to portfolio run offs/ Amortization	(88,261)	(34)	(52,083)	(35)	(68,158)	(31)

Service fee income, net of change in value due to portfolio run-off/amortization	29,526	11	12,275	8	30,035	13
Change in value due to application of external benchmarking policies	(12,289)	(5)	—	—	(3,571)	(2)
Valuation adjustment due to market changes	76,670	30	(89,092)	(60)	84,054	38
Hedge (loss) gain on MSRs	(66,660)	(26)	87,616	59	(79,629)	(36)

Total service fee (expense) income	$27,247	10	$10,799	7	$30,889	13

	Six Months Ended

	June 30,	BPS	June 30,	BPS
	2006	UPB	2005	UPB

	(Dollars in thousands)
Service fee (expense) income:
Gross service fee income	$215,980	45	$119,347	42
Change in value due to portfolio run offs/ Amortization	(156,419)	(33)	(97,875)	(35)

Service income, net of change in value due to portfolio run offs/amortization	59,561	12	21,472	7
Change in value due to application of external benchmarking policies	(15,860)	(3)	—	—
Valuation adjustment due to market changes	160,724	33	(76,233)	(27)
Hedge (loss) gain on MSRs	(146,289)	(30)	69,978	25

Total service fee (expense) income	$58,136	12	$15,217	5

OTHER RETAINED ASSETS
      The carrying value of AAA-rated and agency interest-only, principal only, prepayment penalty, residual and non-investment grade securities is evaluated by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. The models used for estimation are periodically tested against historical prepayment speeds and our valuations are benchmarked to external sources, where available. We also may retain certain other investment grade securities from our securitizations and to a lesser extent purchase from third parties to serve as economic hedges for our AAA-rated and agency interest-only securities. During the second quarter of 2006, we purchased $121.3 million principal only securities to serve as hedges for our MSRs and interest-only securities.

      A summary of the activity of the retained assets follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2006	2005	2006	2006	2005

	(Dollars in thousands)
AAA-rated and agency interest-only securities:
Beginning balance	$84,816	$83,080	$78,731	$78,731	$90,658
Retained investments from securitizations	—	4,106	5,196	5,196	4,106
Sales	(22,939)	—	—	(22,939)	—
Clean-up calls exercised	(107)	(171)	—	(107)	(171)
Cash received, net of accretion	(3,669)	(5,669)	(5,606)	(9,275)	(11,883)
Valuation gains (losses) before hedges	6,272	(18,294)	6,495	12,767	(19,658)

Ending balance	$64,373	$63,052	$84,816	$64,373	$63,052

Principal only securities:
Beginning balance	$12,820	$1,113	$9,483	$9,483	$18,598
Retained investments from securitizations	3,445	—	4,224	7,669	1,419
Purchases	121,281	—	—	121,281	—
Sales	—	(1,106)	—	—	(19,448)
Cash received, net of accretion	(1,981)	(7)	7	(1,974)	(473)
Valuation losses	(5,614)	—	(894)	(6,508)	(96)

Ending balance	$129,951	$—	$12,820	$129,951	$—

Prepayment penalty securities:
Beginning balance	$66,949	$45,649	$75,741	$75,741	$33,451
Retained investments from securitizations	13,466	1,749	8,591	22,057	10,142
Transfer from MSRs	—	3,364	—	—	8,491
Cash received, net of accretion	(11,288)	(4,162)	(11,131)	(22,419)	(6,974)
Valuation (losses) gains	10,909	15,683	(6,252)	4,657	17,173

Ending balance	$80,036	$62,283	$66,949	$80,036	$62,283

Residual securities(1):
Beginning balance	$205,128	$131,374	$167,771	$167,771	$135,386
Retained investments from securitizations	43,933	18,150	41,876	85,809	18,180
Impairments	(1,300)	—	—	(1,300)	—
Cash received, net of accretion	(3,255)	(8,948)	(6,049)	(9,304)	(11,908)
Valuation (losses) gains before hedges	(3,984)	5,218	1,530	(2,454)	4,136

Ending balance	$240,522	$145,794	$205,128	$240,522	$145,794

Investment-grade securities:
Beginning balance	145,499	144,032	$92,120	92,120	$146,822
Retained investments from securitizations	25,808	—	14,801	40,609	33,924
Purchases	23,974	—	41,023	64,997	—
Impairment	—	(24)	(183)	(183)	(241)
Clean-up calls exercised	(1)	7	—	(1)	7
Sales	—	(48,721)	—	—	(83,629)
Cash received, net of accretion	(4,871)	(788)	(1,424)	(6,295)	(2,495)
Valuation losses before hedges	(2,464)	(160)	(838)	(3,302)	(42)

Ending balance	$187,945	$94,346	$145,499	$187,945	$94,436

Non-Investment grade securities:
Beginning balance	$66,339	$79,768	$57,712	$57,712	$83,052
Retained investments from securitizations	22,232	4,225	8,649	30,881	4,225
Purchases	—	1,523	—	—	1,523
Impairment	(202)	(54)	(252)	(454)	(174)
Sales	—	(22,982)	—	—	(26,986)
Cash received, net of accretion	(111)	(1,035)	207	96	(321)
Valuation (losses) gains before hedges	(213)	(3,495)	23	(190)	(3,369)

Ending balance	$88,045	$57,950	$66,339	$88,045	$57,950

(1)	Included in the residual securities balance at June 30, 2006 were $42.2 million of HELOC residuals retained from two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

     The fair value of other investment grade and non-investment grade securities by credit rating follows:

	June 30, 2006

		Premium			December 31,
	Current	(Discount)			2005
	Face	to Face	Amortized
	Value	Value	Cost	Fair Value	Fair Value

	(Dollars in thousands)
Other investment grade mortgage-backed securities:
AA	$88,386	$(1,123)	$87,263	$85,313	$21,787
AA-	14,096	(287)	13,809	13,641	—
A	4,482	(194)	4,288	4,240	239
BBB	27,286	(1,372)	25,914	25,956	29,848
BBB-	65,133	(5,207)	59,926	58,795	40,246

Total other investment grade mortgage-backed securities	$199,383	$(8,183)	$191,200	$187,945	$92,120

Non-investment grade mortgage-backed securities:
BB+	$5,947	$(940)	$5,007	$5,007	$—
BB	62,352	(8,288)	54,064	54,462	36,873
BB-	22,022	(1,160)	20,862	20,960	13,523
B	14,804	(9,079)	5,725	6,771	6,458
Other	9,905	(9,401)	504	845	858

Total other non-investment grade mortgage-backed securities	$115,030	$(28,868)	$86,162	$88,045	$57,712

      At June 30, 2006, $236.2 million of other investment grade and non-investment grade mortgage-backed securities were collateralized by prime loans and $39.8 million of securities were collateralized by subprime loans.
      The components of the net gain (loss) on mortgage-backed securities are as follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2006	2005	2006	2006	2005

	(Dollars in thousands)
Net gain (loss) on securities:
Realized gain on available for sale securities	$—	$5,731	$—	$—	$5,381
Impairment on available for sale securities	(1,501)	(78)	(435)	(1,936)	(415)
Unrealized gain (loss) on prepayment penalty securities	10,909	15,683	(6,252)	4,657	17,174
Unrealized gain (loss) on AAA-rated and agency interest-only and residual securities	5,566	(12,826)	6,284	11,850	(17,094)
Net gain (loss) on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	(6,716)	7,341	(2,212)	(8,928)	6,159

Total gain (loss) on securities, net	$8,258	$15,851	$(2,615)	$5,643	$11,205

VALUATION OF MSRS, INTEREST-ONLY, PREPAYMENT PENALTY,
AND RESIDUAL SECURITIES
      MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. Prior to January 1, 2006, MSRs were subject to the lower of cost or market limitations. Relevant information and assumptions used to value these securities at June 30, 2006 and 2005 and March 31, 2006 follows:

	Actual						Valuation Assumptions

			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)

	(Dollars in thousands)
June 30, 2006
MSRs	$1,598,821	$109,988,858	6.70%	0.37%	18.5%	3.98	22.1%	20.5%	10.2%	N/A

AAA-rated interest-only securities	$64,373	$4,512,539	6.61%	0.41%	12.6%	3.47	13.5%	16.4%	15.0%	N/A

Prepayment penalty securities	$80,036	$16,388,466	6.79%	N/A	22.9%	N/A	21.1%	19.3%	27.9%	N/A

Lot loan residual securities	58,779	$2,266,191	8.46%	2.82%	34.0%	0.92	40.0%	38.2%	22.7%	0.37%
HELOC residual securities	87,434	$2,299,992	9.02%	3.01%	48.9%	1.26	49.7%	48.2%	19.4%	0.67%
Subprime residual securities	94,309	$6,659,194	7.90%	1.72%	28.4%	0.83	37.9%	31.1%	24.9%	3.15%

Total non-investment grade residual securities	$240,522

March 31, 2006
MSRs	$1,354,433	$96,511,574	6.43%	0.37%	17.6%	3.82	21.0%	17.5%	10.3%	N/A

AAA-rated and agency interest- only securities	$84,816	$7,708,837	6.62%	0.39%	15.6%	2.86	20.7%	18.2%	10.2%	N/A

Prepayment penalty securities	$66,949	$14,528,867	6.61%	N/A	17.4%	N/A	20.9%	22.1%	10.5%	N/A

Prime residual securities	$3,954	$1,117,251	6.19%	N/M	72.1%	N/M	45.4%	51.6%	15.0%	0.18%
Lot loan residual securities	50,649	$1,103,266	8.02%	2.79%	29.3%	1.64	42.7%	41.4%	22.1%	0.37%
HELOC residual securities	80,819	$1,929,000	8.64%	2.70%	48.1%	1.55	50.2%	48.2%	19.2%	0.74%
Subprime residual securities	69,706	$5,726,600	7.53%	1.72%	24.7%	0.71	37.5%	30.4%	24.9%	3.11%

Total non-investment grade residual securities	$205,128

December 31, 2005
MSRs	$1,094,490	$84,495,133	6.19%	0.37%	21.7%	3.54	21.4%	16.2%	10.7%	N/A

AAA-rated and agency interest- only securities	$78,731	$7,583,643	6.63%	0.38%	27.5%	2.73	20.3%	22.7%	8.0%	N/A

Prepayment penalty securities	$75,741	$13,657,946	6.30%	N/A	22.7%	N/A	23.7%	20.3%	9.0%	N/A

Prime residual securities	$2,438	$1,183,361	5.85%	0.61%	60.0%	0.34	46.3%	51.4%	15.0%	0.18%
Lot loan residual securities	41,066	$939,005	7.55%	2.90%	33.2%	1.51	43.1%	41.4%	21.6%	0.36%
HELOC residual securities	66,041	$1,430,473	8.26%	3.18%	55.8%	1.45	44.0%	49.6%	19.0%	0.87%
Subprime residual securities	58,226	$4,831,675	7.40%	2.17%	28.9%	0.55	37.1%	29.4%	24.9%	2.94%

Total non-investment grade residual securities	$167,771

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.25% and 0.51% for HELOC and subprime loans, respectively, at June 30, 2006. No loss has been incurred on lot loans as of June 30, 2006.

      The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) estimated for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only securities, prepayment rates are projected using a prepayment model developed by a third party vendor and calibrated for the Bank’s collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/ swap curve, as well as collateral specific current coupon information. During the second quarter of 2006, the Bank introduced a new prepayment model, which is believed to be more effective in predicting future prepayments.
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
      As of June 30, 2006, the weighted-average multiple for MSRs has increased compared to March 31, 2006, primarily due to an approximate increase of 51 basis points in interest rates, which has resulted in higher WAC for the portfolio. The weighted-average multiple for interest-only securities increased as well due to sale of lower multiple agency interest-only securities.
      The prepayment penalty securities are used as hedges of MSRs. The value of prepayment penalty securities generally rises in a declining rate environment due to higher prepayment activities, which typically mitigates a decline in MSR value attendant to faster prepayments. As of June 30, 2006, as a percent of the underlying collateral, the value of prepayment penalty securities was 49 basis points, up from 46 basis points at March 31, 2006, adjusted based on results of actual sales to third parties.
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
      The objective of our hedging strategy is to maintain stable returns in all interest rate environments and not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments. Historically, we have hedged servicing-related assets using a variety of derivative instruments and on balance sheet securities. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the instruments designed to correlate well with the hedged servicing assets.
      We use a value-at-risk (“VAR”) measure to monitor our interest rate risk on our portfolio of mortgage servicing rights and interest-only securities, and their related hedges. The measure incorporates a range of market factors that can impact the value of these assets, and supplements other risk measures such as Duration Gap and stress testing. VAR estimates the potential loss over a specified period at a specified confidence level. We have chosen a historical approach that uses 500 days of market conditions along with current portfolio data to estimate the potential one-day loss at a 95% confidence level. This means that actual losses are estimated to exceed the VAR measure about 5 times every 100 days.

      In modeling of the VAR, we have made a number of assumptions and approximations. Although our VAR method has been reviewed by a third party consultant, as there is no standardized methodology for estimating VAR, different assumptions and approximations could result in materially different VAR estimates.
      As of June 30, 2006, the portfolio of MSRs and interest-only securities was valued at $1.7 billion. The average VAR (after the effect of hedging transactions) for the quarter was $2.3 million, or 16 bps of the recorded value, up from 12 bps for the quarter ended March 31, 2006. During the quarter the VAR measure ranged from $1.1 million to $5.0 million.
      A key performance measure for the MSRs and Other Retained Assets division is the return on equity of the deployed capital. The segment as a whole reported an ROE of 27% for the quarter ended June 30, 2006. The table below provides a detail by major asset class of the ROE.

	Servicing	AAA IO	Credit Risk
For the Three Months Ended June 30, 2006:	Portfolio	Portfolio	Portfolio	Total

	(Dollars in thousands)
Net earnings	$18,672	811	5,269	24,752
Average capital deployed	$241,190	12,578	110,041	363,809
Return on equity	31%	26%	19%	27%
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
      At June 30, 2006, mortgage-backed securities totaled $4.9 billion, of which 88% were AAA-rated securities as detailed in the table below. Our AAA-rated mortgage-backed securities had an expected weighted-average life of 3.04 years.
      Details of loans held for investment and AAA-rated non-agency and agency senior securities as of June 30, 2006 and December 31, 2005 follow:

	June 30,	December 31,
	2006	2005

	(Dollars in thousands)
Loans held for investment:
SFR mortgage	$5,427,609	$5,441,521
Consumer construction	1,860,622	1,656,963
Builder construction	1,013,279	838,772
HELOC	29,972	31,882
Land and other mortgage	320,053	260,615
Revolving warehouse lines of credit	121,292	48,616

Total — loans held for investment	$8,772,827	$8,278,369

AAA-rated mortgage-backed securities:
AAA-rated non-agency securities, trading	$73,434	$52,633
AAA-rated non-agency securities, available for sale	3,972,977	3,524,952
AAA-rated agency securities, available for sale	52,701	43,014

Total AAA-rated mortgage-backed securities	$4,099,112	$3,620,599

SFR MORTGAGE LOANS HELD FOR INVESTMENT
      The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and hybrid adjustable-rate mortgage loans to mitigate interest rate risk. The Company plans to grow its thrift portfolio opportunistically depending on external market demand, always seeking the best execution of the mortgage loans produced. During the second quarter of 2006, the Company added $216.4 million of mortgage loans to our held for investment portfolio. However, the portfolio balance has declined from the first quarter of 2006 primarily due to run-offs of the portfolio in the second quarter of 2006.
      A composition of the portfolio and the relevant credit quality characteristics as of June 30, 2006, March 31, 2006, and December 31, 2005 follows:

	June 30,	March 31,	December 31,
	2006	2006	2005

	(Dollars in thousands)
SFR mortgage loans held for investment (book value)	$5,427,609	$5,663,142	$5,441,521
Average loan size	$290	$292	$292
Non-performing loans as a percentage of SFR loans	0.86%	0.69%	0.62%
Estimated average life in years(1)	2.3	2.3	2.4
Estimated average net duration in months(2)	(0.7)	0.8	0.1
Annualized yield	5.74%	5.61%	5.06%
Percent of loans with active prepayment penalty	40%	40%	35%
Fixed-rate mortgages	6%	6%	6%
Option ARMs	24%	24%	25%
Adjustable rate mortgages	3%	3%	4%
Hybrid ARMs	16%	16%	16%
Hybrid ARMs interest only	51%	51%	49%
Additional Information:
Average FICO score(3)	713	713	715
Original average loan to value ratio	73%	73%	72%
Current average loan to value ratio(4)	58%	59%	58%
Geographic distribution of top five states:
Southern California	31%	31%	32%
Northern California	21%	21%	21%
Florida	6%	6%	5%
Michigan	4%	4%	4%
New York	3%	4%	4%
Virginia	3%	3%	3%
Other	32%	31%	31%

Total	100%	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average net duration measures the expected change in the value of a financial instrument in response to changes in interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(4)	Current average loan-to-value ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data on a loan level basis.

      Included in our loans held for investment portfolio at June 30, 2006 were $1.3 billion in option ARM loans as compared to $1.4 billion at March 31, 2006 and $1.3 billion at December 31, 2005. As of June 30, 2006, approximately 74% (based on loan count) of our option ARM loans had negatively amortized, resulting in an increase of $15.2 million to their original loan balance. The net increase in unpaid principal balance due to negative amortization was $5.2 million and $9.9 million for the three and six months ended June 30, 2006, respectively, which approximated the deferred interest recognized for the periods. The original weighted average combined loan-to-value (“CLTV”) on our option ARM loans was 75%, while the estimated current combined LTV is 62%, calculated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Areas data on a loan level basis. The decline in the combined loan-to-value was due to estimated appreciation of the underlying property value. The original weighted average FICO score on our option ARM loans was 708 at June 30, 2006, similar to the average FICO for the entire SFR mortgage loans held for investment portfolio.
CONSUMER CONSTRUCTION
      Indymac’s consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income on these loans during the construction phase and the loans are generally fixed-rate during this period although a monthly adjusting construction period ARM product was introduced during the second quarter of 2006. When the loan converts to permanent status, the interest rate may be adjusted based on the underlying permanent note. As of June 30, 2006, based on the underlying note agreements, 65% of the construction loans will be converted to adjustable-rate permanent loans, 22% to hybrid adjustable-rate loans, and 13% to fixed-rate loans. New consumer construction commitments grew 10% over the first quarter of 2006 and grew 9% over the fourth quarter of 2005 to $1.0 billion, as we continue to take advantage of the strong “new home” purchase market. About 68% of new commitments are generated through mortgage broker customers of the mortgage bank and the remaining 32% of new commitments are retail originations. Once each loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by our SFR mortgage loan portfolio. The amount of construction loans that were converted to permanent status was $457 million for the second quarter of 2006, an increase of 7% from the first quarter of 2006 and an increase of 18% over the fourth quarter of 2005. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at June 30, 2006 increased 12% from December 31, 2005.

      Information on our consumer construction portfolio follows:

	As of

	June 30,	March 31,	December 31,
	2006	2006	2005

	(Dollars in thousands)
Construction loans (book value)	$1,860,622	$1,726,226	$1,656,963
Lot, land and other mortgage loans (book value)	79,727	92,687	107,164
Total commitments	3,214,385	3,034,222	2,949,430
Average loan commitment	467	453	442
Non-performing loans	0.67%	0.70%	0.51%
Annualized yield on construction loans	6.59%	6.14%	5.67%
Fixed-rate loans	97%	96%	96%
Adjustable-rate loans	3%	4%	4%
Additional Information:
Average loan-to-value ratio(1)	75%	75%	75%
Average FICO score	714	713	713
Geographic distribution of top five states:
Southern California	28%	29%	29%
Northern California	16%	17%	18%
Florida	9%	9%	8%
Hawaii	4%	5%	5%
Washington	4%	3%	3%
Colorado	3%	3%	3%
Other	36%	34%	34%

Total Consumer Construction	100%	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.
HOME EQUITY DIVISION
      Indymac’s Home Equity Division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels. We also purchase HELOC and closed-end second mortgages through our conduit channel. At June 30, 2006, our total HELOC servicing portfolio amounted to $3.0 billion, an increase of approximately $900 million from the portfolio size at December 31, 2005. We plan to sell or securitize a majority of the loans in our HELOC portfolio and as a result, they are classified as held for sale on our balance sheet.
      We produced $1.1 billion of new HELOC commitments through our mortgage banking segment and internal channels during the second quarter of 2006, and sold $585.4 million of HELOC loans, realizing $5.3 million of gain on sale. In addition to the sales of HELOCs, we periodically transfer HELOCs to two guaranteed mortgage HELOC securitization trusts to maintain the required collateral level in the trusts. For the second quarter 2006, HELOCs transferred to the trusts were $95.7 million. These transfers did not result in any gain on sale of loans as the trusts were originally established in on-balance sheet guaranteed mortgage securitization transactions.

      All HELOC loans are adjustable rate loans and indexed to the prime rate. Information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the three months ended June 30, 2006, March 31, 2006, and December 31, 2005 follows:

	June 30,	March 31,	December 31,
	2006	2006	2005

	(Dollars in thousands)
Outstanding balance (book value)	$759,527	$666,848	$786,922
Total commitments(1)	1,907,873	1,534,414	1,493,415
Average spread over prime	1.26%	1.23%	1.47%
Average FICO score	734	728	728
Average CLTV ratio(2)	77%	77%	78%
Additional Information as of June 30, 2006

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage

	(Dollars in thousands)
96% to 100%	$100,909	$120	2.11%	730	1.50%
91% to 95%	86,927	104	2.11%	714	0.23%
81% to 90%	293,590	91	1.59%	714	0.68%
71% to 80%	152,513	158	0.46%	741	0.56%
70% or less	125,588	159	0.20%	751	0.50%

Total	$759,527	$125	1.26%	734	0.68%

(1)	On funded loans.

(2)	The CLTV combines the loan to value on both the first mortgage loan and the HELOC.
BUILDER CONSTRUCTION
      Indymac’s homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. The Bank earns net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 14 satellite sales offices in California, Florida, Illinois, Arizona, Massachusetts, North Carolina, Texas, Oregon and Colorado. Our typical customer is a mid-size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have begun a small homebuilder program for homebuilders building 5 to 25 unit projects, and who typically build 5 to 100 homes per year.
      During the second quarter of 2006, we entered into new tract construction commitments of $531 million, up 46% or $168 million from the first quarter of 2006 and 17%, or $78 million, from the fourth quarter of 2005, driven by expansion into East Coast markets while maintaining production levels in California and other western states. Builder loans outstanding at June 30, 2006, including tract construction, single-spec, and land and other mortgage loans, totaled $1.3 billion, a $229 million, or 21%, increase compared to December 31, 2005. Our current weighted average loan-to-value ratio is 71% and 98% of our builder construction loans are secured by corporate or personal guarantees of the builders as well as the underlying real estate.

      Information on our builder construction portfolio follows:

	As of

	June 30,	March 31,	December 31,
	2006	2006	2005

	(Dollars in thousands)
Construction loans (book value)	$1,013,279	$972,241	$838,772
Land and other mortgage loans (book value)	307,282	303,745	252,427
Total commitments(1)	2,368,149	2,263,630	2,181,698
Average loan commitments, excluding single-spec portfolio	10,602	10,832	10,824
Average loan commitments, single-spec portfolio	404	396	387
Non-performing loans	0.23%	0.15%	0.04%
Annualized yield on construction loans	10.21%	9.56%	10.01%
Additional Information:
Average loan-to-value ratio(2)	71%	70%	71%
Geographic distribution of top five states:
Southern California	36%	38%	40%
Northern California	16%	16%	17%
Florida	12%	10%	9%
Illinois	10%	11%	9%
Oregon	5%	4%	3%
New York	4%	4%	4%
Other	17%	17%	18%

Total Builder Construction	100%	100%	100%

(1)	Includes 85% of commitments in construction and land/model loans and 15% of single-spec portfolio at June 30, 2006.

(2)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.
      For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 43.
WAREHOUSE LENDING DIVISION
      Our warehouse lending division offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on balance sheet until they are sold to approved investors. The warehouse lending operation relies mainly on the sale or liquidation of the mortgages as a source of repayment. Receivables under warehouse facilities are presented on our balance sheet as loan receivables. Terms of warehouse lines, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. Information on our warehouse lending portfolio follows:

	As of

	June 30,	March 31,	December 31,
	2006	2006	2005

	(Dollars in thousands)
Outstanding balance (book value)	$121,292	$78,331	$48,616
Total commitments	468,000	342,000	201,000

NET INTEREST MARGIN
      Information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense, and the weighted-average interest rates for the periods presented follows:

	Three Months Ended

	June 30, 2006			June 30, 2005			March 31, 2006

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets
Securities	$4,596,115	$80,998	7.07%	$3,563,331	$47,701	5.37%	$4,130,581	$66,483	6.53%
Loans held for sale	10,532,302	181,079	6.90%	6,844,841	87,756	5.14%	10,626,563	173,561	6.62%
Mortgage loans held for investment	6,016,878	86,092	5.74%	5,312,117	62,253	4.70%	5,945,154	82,179	5.61%
Builder construction and income property	993,145	25,280	10.21%	727,731	15,535	8.56%	902,822	21,284	9.56%
Consumer construction	1,707,957	28,079	6.59%	1,398,654	19,372	5.56%	1,614,253	24,443	6.14%
Investment in Federal Home Loan Bank stock and other	834,180	10,683	5.14%	714,107	7,043	3.96%	814,800	9,896	4.93%

Total interest-earning assets	24,680,577	412,211	6.70%	18,560,781	239,660	5.18%	24,034,173	377,846	6.38%

Other	3,089,392			1,458,118			2,482,990

Total assets	$27,769,969			$20,018,899			$26,517,163

Liabilities and shareholders’ equity
Interest-bearing deposits	$8,211,312	92,840	4.53%	$5,693,146	44,326	3.12%	$7,322,611	74,243	4.11%
Advances from Federal Home Loan Bank	9,775,167	110,468	4.53%	8,216,382	64,091	3.13%	9,975,973	103,609	4.21%
Other borrowings	5,923,472	78,749	5.33%	3,594,252	33,924	3.79%	5,951,582	72,784	4.96%

Total interest-bearing liabilities	23,909,951	282,057	4.73%	17,503,780	142,341	3.26%	23,250,166	250,636	4.37%

Other	2,117,781			1,177,509			1,668,691

Total liabilities	26,027,732			18,681,289			24,918,857
Shareholders’ equity	1,742,237			1,337,610			1,598,306

Total liabilities and shareholders’ equity	$27,769,969			$20,018,899			$26,517,163

Net interest income		$130,154			$97,319			$127,210

Net interest spread			1.97%			1.92%			2.01%

Net interest margin			2.12%			2.10%			2.15%

	Six Months Ended

	June 30, 2006			June 30, 2005

	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets
Securities	$4,363,348	$147,481	6.82%	$3,610,581	$99,025	5.53%
Loans held for sale	10,579,433	354,640	6.76%	6,446,224	167,139	5.23%
Mortgage loans held for investment	5,981,016	168,271	5.67%	5,101,192	119,227	4.71%
Builder construction and income property	947,984	46,564	9.91%	691,869	28,528	8.31%
Consumer construction	1,661,105	52,522	6.38%	1,384,987	38,657	5.63%
Investment in Federal Home Loan Bank stock and other	824,490	20,579	5.03%	565,070	11,436	4.08%

Total interest-earning assets	24,357,376	790,057	6.54%	17,799,923	464,012	5.26%

Other	2,786,190			1,493,623

Total assets	$27,143,566			$19,293,546

Liabilities and shareholders’ equity
Interest-bearing deposits	$7,766,962	167,083	4.34%	$5,475,782	80,218	2.95%
Advances from Federal Home Loan Bank	9,875,570	214,077	4.37%	7,758,242	116,804	3.04%
Other borrowings	5,937,527	151,533	5.15%	3,614,636	64,497	3.60%

Total interest-bearing liabilities	23,580,059	532,693	4.56%	16,848,660	261,519	3.13%

Other	1,893,236			1,141,155

Total liabilities	25,473,295			17,989,815
Shareholders’ equity	1,670,271			1,303,731

Total liabilities and shareholders’ equity	$27,143,566			$19,293,546

Net interest income		$257,364			$202,493

Net interest spread			1.98%			2.13%

Net interest margin			2.13%			2.29%

      Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.
      The net interest margin during the second quarter of 2006 was 2.12%, comparable to the net interest margin of 2.10% for the second quarter of 2005 and 2.15% for the first quarter of 2006.

	Three Months Ended

	June 30, 2006			June 30, 2005			March 31, 2006

	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in millions)
By Segment:
Thrift segment and other	$14,986	$75	2.01%	$12,315	$62	2.02%	$14,456	$73	2.06%
Mortgage banking segment	9,695	55	2.27%	6,246	35	2.26%	9,578	54	2.28%

Total Company	$24,681	$130	2.12%	$18,561	$97	2.10%	$24,034	$127	2.15%

      The net interest margin during the six months ended June 30, 2006 was 2.13%, declined from 2.29% for the six months ended June 30, 2005, primarily due to the reduction of spread between 10-year Treasury and Fed fund rates. The impact of this spread reduction was partially offset by the effective interest rate management in our thrift portfolio. We do not place interest rate hedges on loans held for sale as we hold these loans for a short period of time, generally ranging from 10 to 90 days.

	Six Months Ended

	June 30, 2006			June 30, 2005

	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin

	(Dollars in millions)
By Segment:
Thrift segment and other	$14,720	$148	2.04%	$11,850	$128	2.18%
Mortgage banking segment	9,637	109	2.27%	5,950	74	2.51%

Total Company	$24,357	$257	2.13%	$17,800	$202	2.29%

      Interest income and interest expense fluctuations depend upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

•	changes in volume (changes in average outstanding balances multiplied by the prior period’s rate),

•	changes in the rate (changes in the average interest rate multiplied by the prior period’s volume), and

•	changes in rate/volume (“mix”) (changes in rates times the changes in volume).

	Increase/(Decrease) Due to

	Volume	Rate	Mix	Total Change

	(Dollars in thousands)
Three Months Ended June 30, 2006 vs. 2005
Interest income:
Mortgage-backed securities	$13,825	$15,096	$4,376	$33,297
Loans held for sale	47,276	29,925	16,122	93,323
Mortgage loans held for investment	8,259	13,755	1,825	23,839
Builder construction and income property	5,666	2,989	1,090	9,745
Consumer construction	4,284	3,622	801	8,707
Investment in Federal Home Loan Bank stock and other	1,184	2,102	354	3,640

Total interest income	80,494	67,489	24,568	172,551
Interest expense:
Interest-bearing deposits	19,606	20,043	8,865	48,514
Advances from Federal Home Loan Bank	12,159	28,761	5,457	46,377
Other borrowings	21,984	13,859	8,982	44,825

Total interest expense	53,749	62,663	23,304	139,716

Net interest income	$26,745	$4,826	$1,264	$32,835

Six Months Ended June 30, 2006 vs. 2005
Interest income:
Mortgage-backed securities	$20,646	$23,013	$4,797	$48,456
Loans held for sale	107,167	48,949	31,385	187,501
Mortgage loans held for investment	20,564	24,291	4,189	49,044
Builder construction and income property	10,560	5,456	2,020	18,036
Consumer construction	7,707	5,135	1,023	13,865
Investment in Federal Home Loan Bank stock and other	5,250	2,668	1,225	9,143

Total interest income	171,894	109,512	44,639	326,045
Interest expense:
Interest-bearing deposits	33,565	37,577	15,723	86,865
Advances from Federal Home Loan Bank	31,877	51,375	14,021	97,273
Other borrowings	41,448	27,753	17,835	87,036

Total interest expense	106,890	116,705	47,579	271,174

Net interest income	$65,004	$(7,193)	$(2,940)	$54,871

INTEREST RATE SENSITIVITY
      In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale, rate locks and our investment in servicing-related assets, we perform extensive, company-wide interest rate risk management. Our primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is net portfolio value (“NPV”) analysis. The NPV analysis and duration gap estimate the exposure of the fair value of net assets attributable to shareholders’ equity to changes in interest rates.
      The following sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of June 30, 2006, and December 31, 2005:

	June 30, 2006			December 31, 2005

		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates

		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps

	(Dollars in thousands)
Cash and cash equivalents	$164,917	$164,917	$164,917	$442,059	$442,059	$442,059
Trading securities	603,338	633,645	572,810	342,545	348,982	323,577
Available for sale securities	3,322,798	3,400,960	3,228,365	2,680,955	2,727,144	2,613,690
Loans held for sale	6,499,288	6,575,264	6,394,915	6,057,556	6,111,131	5,972,194
Loans held for investment	8,703,193	8,776,417	8,606,936	8,213,754	8,279,424	8,119,628
MSRs	1,598,821	1,352,937	1,754,996	1,114,630	930,932	1,239,189
Other assets	1,616,635	1,724,734	1,630,842	1,372,896	1,436,900	1,391,549

Total assets	$22,508,990	$22,628,874	$22,353,781	$20,224,395	$20,276,572	$20,101,886

Deposits	$9,392,297	$9,436,316	$9,349,236	$7,629,227	$7,665,078	$7,594,015
Advances from Federal Home Loan Bank	7,061,128	7,086,323	6,987,895	6,966,946	6,993,439	6,940,884
Other borrowings	2,807,709	2,808,951	2,806,469	2,990,570	2,992,630	2,988,513
Other liabilities	591,036	591,514	590,559	433,995	434,287	433,705

Total liabilities	19,852,170	19,923,104	19,734,159	18,020,738	18,085,434	17,957,117
Shareholders’ equity (NPV)	$2,656,820	$2,705,770	$2,619,622	$2,203,657	$2,191,138	$2,144,769

% Change from base case		1.84%	(1.40)%		(0.57)%	(2.67)%

      Our NPV model has been built to focus on the Bank alone as the $1.0 billion of assets at the Parent Company and its non-bank subsidiaries have very little interest rate risk exposure.
      The increase in the net present value of equity from December 31, 2005 to June 30, 2006 is partly due to: (i) an increase in our balance sheet, (ii) an increase in retained earnings of Indymac Bank in the amount of $192.1 million, (iii) a capital contribution of $140.0 million from the Parent Company to Indymac Bank, and (iv) an offset by a dividend payment of $79.5 million to the Parent Company. This analysis is based on instantaneous change in interest rates and does not reflect the impact of changes in hedging activities as interest rates change and changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.
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
      At June 30, 2006, net duration gap for our mortgage banking and thrift segments was positive 2.7 months and negative 0.9 month, respectively, with the overall net duration gap of 0.3 month. Although our duration risk has been maintained at relatively low levels as indicated by our duration gap measures, fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the duration limits approved by senior management and the Board of Directors.
      The duration gap measures are estimated on a daily basis for the mortgage servicing rights and on a monthly basis for the assets in our thrift portfolio and pipeline.

CREDIT RISK AND RESERVES
      The allowance for loan losses is allocated to various loan products for segment reporting purposes, and represents our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances. The entire allowance for loan losses is available to cover losses in any of the loan portfolios. The following summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of June 30, 2006:

				Total Reserves		QTD Net	YTD Net
		Allowance		as a	Non-	Charge	Charge
		For Loan	Credit	Percentage of	Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Losses	Discounts(2)	Book Value	Assets	REO (Gains)	REO (Gains)

			(Dollars in thousands)
Held for investment portfolio
SFR mortgage loans and HELOCs	$5,417,429	$22,438	$—	0.41%	$44,310	$158	$578
Land and other mortgage loans	320,053	4,512	—	1.41%	3,742	—	—
Builder construction and income property loans	1,013,279	14,316	—	1.41%	3,003	39	195
Consumer construction loans	1,860,622	10,422	—	0.56%	8,817	816	1,044
Revolving warehouse lines of credit	121,292	188	—	0.15%	—	—	—

Total core held for investment loans	8,732,675	51,876	—	0.59%	59,872	1,013	1,817
Discontinued product lines(1)	40,152	6,036	—	15.03%	4,041	626	1,491

Total held for investment portfolio	8,772,827	$57,912	—	0.66%	63,913	1,639	3,308

Held for sale portfolio	6,510,614		$17,474	0.27%	40,728	—	—

Total loans	$15,283,441				104,641	$1,639	$3,308

Foreclosed assets
Core portfolios					11,376	$1,226	$1,582
Discontinued product lines					623	6	(3)

Total foreclosed assets					11,999	$1,232	$1,579

Total non-performing assets					$116,640

Total non-performing assets as a percentage of total assets					0.49%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

(2)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.

      The following provides additional comparative data on non-performing assets:

	June 30,	June 30,	December 31,
	2006	2005	2005

	(Dollars in thousands)
Loans held for investment:
Portfolio loans
SFR mortgage loans	$44,310	$22,890	$28,335
Land and other mortgage loans	3,742	74	197
Builder construction and income property loans	3,003	6,552	430
Consumer construction loans	8,817	8,506	8,819

Total portfolio non-performing loans	59,872	38,022	37,781
Discontinued product lines	4,041	4,880	5,623

Total non-performing loans held for investment	$63,913	$42,902	$43,404

Allowance for loan losses to non-performing loans held for investment	91%	126%	127%

Non-performing loans held for sale	40,728	19,865	20,805

Total non-performing loans	104,641	62,767	64,209
Foreclosed assets	11,999	11,319	8,817

Total non-performing assets	$116,640	$74,086	$73,026

Total non-performing assets to total assets	0.49%	0.38%	0.34%

      The following reflects the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

	(Dollars in thousands)
Balance, beginning of period	$57,321	$53,493	$55,168	$52,891
Provision for loan losses	2,230	2,407	6,052	4,897
Charge-offs net of recoveries:
SFR mortgage loans	(158)	(254)	(578)	(1,075)
Land and other mortgage loans	—	(41)	—	(41)
Builder construction	(39)	(72)	(195)	(72)
Consumer construction	(816)	(375)	(1,044)	(870)
Discontinued product lines	(626)	(1,089)	(1,491)	(1,661)

Charge-offs net of recoveries	(1,639)	(1,831)	(3,308)	(3,719)

Balance, end of period	$57,912	$54,069	$57,912	$54,069

Annualized charge-offs to average loans held for investment	0.08%	0.10%	0.08%	0.10%
Charge-offs to quarterly production	0.01%	0.01%	0.01%	0.01%
      Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, amounted to $75.4 million at June 30, 2006, compared to $65.4 million at December 31, 2005. As of June 30, 2006, the allowance for loan losses of $57.9 million for loans held for investment represented 0.66% of total loans held for investment, comparable to 0.67% at December 31, 2005. In the third quarter of 2005, we provided $1.3 million to the allowance for loan losses for potential losses on loans held for investment that were collateralized by properties in the areas affected by the Gulf Coast Hurricanes. At June 30, 2006, the remaining allowance for Gulf Coast Hurricanes amounted to $927,000 and continues to appear adequate.

      At June 30, 2006, non-performing assets as a percentage of total assets was 0.49%, increased from 0.34% at December 31, 2005. The non-performing loans increased $20.5 million and $19.9 million in loans held for investment and loans held for sale, respectively. The increase in non-performing loans held for investment is primarily due to the seasoning and the growth of the SFR mortgage loan portfolio. Additionally, the increases in non-performing loans in the land and other mortgage loans reflect the repurchases of lot loans due to fraud and one large loan that migrated to non-performing this quarter. The balance for these repurchased loans has been reduced based on the revised appraisals on the underlying collateral. The increase in non-performing loans held for sale is attributable to our growing conduit business and a substantial amount of these non-performing loans are covered by the early default provision in the sale agreement and subject to repurchase by the seller. Management does not expect material losses on these loans. At June 30, 2006, the allowance for loan losses to non-performing loans held for investment was 91%, down from 127% at December 31, 2005.
      Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value.
      Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends and prior loan loss experience. In assessing the adequacy of the allowance for loan losses in its entirety, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines, which consists of manufactured housing and home improvement loans. A component of the overall allowance for loan losses is not specifically allocated to the loan portfolios (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of June 30, 2006, the unallocated component of the total allowance for loan losses was $19.3 million, comparable to $18.7 million of unallocated allowance at December 31, 2005.
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
      With respect to mortgage loans held for sale, pursuant to the applicable accounting rules, we do not provide an allowance for loan losses. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustments related to the credit risk on loans held for sale totaled $17.5 million at June 30, 2006, up from $11.4 million at March 31, 2006 and $10.2 million at December 31, 2005, primarily due to the lower of cost or market adjustments on the loans repurchased during the second quarter of 2006.
SECONDARY MARKET RESERVE
      We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since 1993, the Company has repurchased a small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of Indymac’s diversification of its loan sale channels to include whole loan and GSE sales. While sales through these channels typically generate enhanced cash flows, they tend to have a greater level of representation, warranty and repurchase risk. The following reflects the amount of loans we have repurchased from each distribution channel since the Company began active lending operations in January 1993:

	Amount		Percentage
	Repurchased	Total Sold	Repurchased

	(Dollars in millions)
Loans sold:
GSEs and whole loans	$373.5	$97,995	0.38%
Securitization trusts	22.8	119,484	0.02%

Total	$396.3	$217,479	0.18%

      The Company maintains secondary market reserve for losses that arise in connection with loans that we may be required to repurchase from whole loan sales and sales to the GSEs. The reserve has two general components: reserves for repurchases arising from representation and warranty claims and reserves for repurchases arising from early payment defaults. Also included in the reserve was a $1.3 million charge provided in the third quarter of 2005 (reduction of gain on sale of loans) for potential investor claims on loans that we previously sold and which were collateralized by properties in the areas affected by the Gulf Coast Hurricanes. This reserve has been reversed to gain on sale in the second quarter of 2006.
      The following reflects the activity in the reserve during the three and six months ended June 30, 2006:

	Three	Six
	Months	Months

	(Dollars in thousands)
Balance, beginning of period	$30,413	$27,638
Additions/provisions	10,246	14,773
Actual losses/mark-to-market	(5,258)	(7,784)
Recoveries on previous claims	1	775

Balance, June 30, 2006	$35,402	$35,402

      Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserve is adequate. We will continue to evaluate the adequacy of our reserve and allocate a portion of our gain on sale proceeds to the reserve going forward. The entire balance of our secondary market reserve is included on the consolidated balance sheets as a component of other liabilities.

EXPENSES
GENERAL
      A summary of expenses follows:

	Three Months Ended			Six Months Ended

	June 30,	June 30,	March 31,	June 30,	June 30,
	2006	2005	2006	2006	2005

	(Dollars in thousands)
Salaries and related	$179,280	$141,178	$152,558	$331,838	$265,445
Premises and equipment	20,113	13,542	16,972	37,085	26,122
Loan purchase and servicing costs	13,149	10,601	12,906	26,055	20,247
Professional services	8,158	6,202	8,108	16,266	13,158
Data processing	15,758	11,404	14,275	30,033	21,349
Office and related	17,602	12,697	15,095	32,697	22,856
Advertising and promotion	12,409	10,608	11,217	23,626	21,758
Operations and sale of foreclosed assets	385	(889)	542	927	712
Litigation settlement	—	3,000	—	—	9,000
Other	3,005	2,488	3,319	6,324	5,049
Deferral of expenses under FAS 91	(66,175)	(57,164)	(63,226)	(129,401)	(104,335)

Total operating expenses	203,684	153,667	171,766	375,450	301,361
Amortization of other intangible assets	130	150	134	264	307

Total expenses	$203,814	$153,817	$171,900	$375,714	$301,668

      Our operating expenses increased 33% from $153.7 million for the three months ended June 30, 2005 to $203.7 million for the three months ended June 30, 2006, which is consistent with our net revenue growth of 31% during the corresponding period. The increase is attributable to the Company’s operational growth and geographic expansions in pursuit of market share and expansion of the Company’s retail banking branch network. Since the second quarter of 2005, we opened 5 new regional operations centers and a number of sales offices for the mortgage banking group and increased our consumer bank network to 26 branches, resulting in higher premises, data processing and office related expenses. The Company’s average full-time equivalent (“FTE”) employees increased 30% from 6,038 for the three months ended June 30, 2005 to 7,861 for the three months ended June 30, 2006, including 553 FTE off-shore as part of our Global Resources program. We utilize the off-shore workforce predominantly in non-customer-facing back office functions to enhance service levels and improve efficiencies.
      Our operating expenses increased 19% compared to the first quarter of 2006, primarily due to increases in salaries and related expenses and premises and equipment. The increases were driven by additional full-time equivalent staff, higher bonus accruals due to strong earnings performance and the full impact of premises costs associated with the newly opened regional operations centers and sales offices.
      As a result of the adoption and retrospective application of SFAS No. 123(R), total stock option expenses of $2.4 million and $3.1 million, for the quarters ended June 30, 2006 and 2005, respectively, have been recognized and included in the salaries and related expenses. For the six months ended June 30, 2006 and 2005, the stock option expenses were $5.0 million and $6.3 million, respectively.
      Operating expenses of $375.5 million for the six months ended June 30, 2006 reflected an increase of 25% from the six months ended June 30, 2005, consistent with the growth in our revenues and operations.

SHARE REPURCHASE ACTIVITIES
      The following summarizes share repurchase activities during the three months ended June 30, 2006:

				Maximum Approximate
			Total Number of	Dollar Value
	Total		Shares Purchased	(in millions) of Shares
	Number of	Weighted	as Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the
Calendar Month:	Purchased(1)	Paid Per Share	Programs	Plans or Programs(2)

April 2006	418	$41.31	—	$63.6
May 2006	279	38.77	—	63.6
June 2006	15	47.33	—	$63.6

Total	712	$40.44	—

(1)	All shares purchased during the periods indicated were purchased pursuant to the Company’s stock incentive plans at the then-current market prices.

(2)	Our Board of Directors approved a $100 million share repurchase program in June of 1999, which was subsequently increased by the Board in $100 million increments to a total of $500 million in April, August and October 2000, May 2001 and July 2002.
FUTURE OUTLOOK
      On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. Based on our confidence in our employees, hybrid thrift/mortgage banking business model, capital strength and ability to gain market share, Indymac aims to be among the top six lenders in the nation, while maintaining annualized earnings per share growth of at least 15%. Our annualized total return under current management for the period 1992 through June 30, 2006 was 24%. This performance exceeds the annualized returns of 12% for the Dow Jones Industrial Average and 10% for the S&P 500 Index over the same period.
      With that said, the past few years have been extraordinary years for the mortgage industry as a result of historically low interest rates. However, the industry volume for 2006 is expected to decline by 18% from 2005 based on the forecasts published by the MBA.
      In light of our continuing strong performance this quarter, we are reiterating our previously issued forecast of earnings of $5.00 to $5.40 per share for 2006, although we feel more confident that we will finish the year above the mid-point of this range. This EPS forecast is considered our best estimation in light of current market expectations for interest rates and industry volumes in 2006. However, the economy, interest rates and our industry remain volatile and as a result, our actual results could vary significantly from this forecast.
      This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-Q entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended June 30, 2006, we had average total liquidity of $1.5 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.
PRINCIPAL SOURCES OF CASH
Loan Sales and Securitizations
      Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended June 30, 2006, we sold $19.4 billion of mortgage loans, which represents approximately 97% of our funded mortgage loans during the period, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loans division also elected to retain $216.4 million of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans during the quarter is retained in our held for sale portfolio for future sale.
      Our liquidity could be negatively impacted if any of our sales channels were disrupted. Disruptions in our whole loan sales and mortgage securitization transactions could occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control.
Advances from Federal Home Loan Bank
      The FHLB system functions as a borrowing source for regulated financial depositories and similar institutions that are engaged in residential housing finance. As a member of the FHLB of San Francisco, we are required to own capital stock of the FHLB and are authorized to apply for advances from the FHLB, on a secured basis, in amounts determined by reference to available collateral. SFR mortgage loans, agency and AAA-rated MBS are the principal collateral that may be used to secure these borrowings, although certain other types of loans and other assets may also be accepted pursuant to FHLB policies and statutory requirements. On March 15, 2006, the Federal Housing Finance Board published a proposed rule aimed at bolstering capital for the Federal Home Loan Banks (FHLBs). Among other things, this proposal would result in the respective FHLB reducing dividends paid to its members until such time as the respective FHLB capital reaches a specified level. In response to this proposal, the FHLB San Francisco had planned to cut dividends paid to be based on approximately 80% of its net income from previous 95% of net income until the retained earnings target was reached. During the second quarter of 2006, the implementation of this proposal was deferred indefinitely to allow more time for the FHLB to evaluate other alternatives.
      Currently, Indymac Bank is approved for collateralized advances of up to $11.6 billion, of which $7.1 billion were outstanding at June 30, 2006. The FHLB offers several credit programs, each with its own fixed or floating interest rate, and a range of maturities.
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

      The following sets forth the balance of deposits as of the following period ends:

	June 30, 2006		June 30, 2005		December 31, 2005

Deposit Category	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non-interest-bearing checking	$68,988	0.0%	$63,848	0.0%	$63,308	0.0%
Interest-bearing checking	53,113	1.2%	51,566	1.2%	55,479	1.3%
Savings	1,606,540	4.5%	1,276,499	2.9%	1,194,963	3.6%
Custodial accounts	617,773	0.0%	636,469	0.0%	493,936	0.0%

Total core deposits	2,346,414	3.1%	2,028,382	1.8%	1,807,686	2.4%
Certificates of deposit	7,005,457	4.7%	4,556,150	3.3%	5,864,238	4.0%

Total deposits	$9,351,871	4.3%	$6,584,532	2.8%	$7,671,924	3.6%

		% of		% of		% of
		Total		Total		Total
Deposit Channel	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
Branch	$4,206,638	45%	$2,868,298	44%	$3,322,752	43%
Internet	1,004,474	11%	664,079	10%	798,518	10%
Telebanking	1,171,650	13%	760,710	12%	934,572	12%
Money desk	2,351,336	25%	1,654,976	25%	2,122,146	28%
Custodial	617,773	6%	636,469	9%	493,936	7%

Total deposits	$9,351,871	100%	$6,584,532	100%	$7,671,924	100%

Trust Preferred Securities and Warrants
      On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase Indymac Bancorp’s common stock. As part of this transaction, Indymac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of Indymac Bancorp common stock under its share repurchase program (see “Share Repurchase Activities” on page 48). Also, we issued 3,500,000 warrants, each convertible into 1.5972 shares of Indymac Bancorp’s common stock as part of the WIRES offering. During the first six months of 2006, a total of 1,035,500 warrants were exercised at an average exercise price of $35.04 per share to purchase 1,653,898 shares of Indymac Bancorp’s common stock. To date, total warrants of 1,122,400 have been exercised and converted into a total of 1,792,692 shares of Indymac Bancorp’s common stock. Subordinated debentures redeemed in conjunction with the warrant exercises totaled $5,000 as of June 30, 2006 and an additional $30 million were redeemed on July 3, 2006.
      In June 2006, we issued an additional $90 million in pooled trust preferred securities. To date, we have issued $270 million trust preferred securities (without warrants attached) as summarized below:

	Amount	Interest Rate

	(Dollars in thousands)
June 2006	$90,000	7.35%
December 2005	90,000	6.31%
December 2004	30,000	5.83%
December 2003	30,000	6.30%
July 2003	30,000	6.05%

      Interest rates on these securities are fixed for a five year term, after which the rates reset quarterly indexed to 3-month LIBOR. The securities can be called at the option of Indymac Bancorp five years after issuance. In each of these transactions, Indymac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions matches the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.
      Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The subordinated debentures underlying the trust preferred securities, which represent the liabilities due from Indymac Bancorp to the trusts, amounted to $401.8 million and $308.7 million at June 30, 2006, and December 31, 2005, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.
Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities
      Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, notes payable and asset-backed commercial paper. Total other borrowings decreased to $3.8 billion at June 30, 2006, from $4.1 billion at December 31, 2005. The net decrease of $0.3 billion represents the reductions in repo borrowings offset by the issuance of $670 million asset-backed commercial paper during the second quarter of 2006.
      In April 2006 we established the Northlake Capital Funding Program, a single seller asset-backed commercial paper facility, which allows us to issue directly, secured liquidity notes backed by mortgage loans. Both the collateral pledged and secured liquidity notes are recorded on our balance sheet as assets and liabilities, respectively. The secured liquidity notes have been rated F-1+ by Fitch Ratings, P-1 by Moody’s Investors Service and A-1+ by Standard & Poor’s, and are supported by credit enhancements, such as overcollateralization, excess spread, and market value swaps provided by highly rated counterparties. We are authorized to issue up to $2.5 billion in short-term notes, with expected maturities not to exceed 180 days after issuance and final maturities of 60 days following the expected maturities. As of June 30, 2006, we had $670 million in secured liquidity notes outstanding.
      At June 30, 2006, we had $6.9 billion in committed financing facilities ($6.5 billion whole loan facilities, $300 million bond facilities and $100 million in unsecured revolving line of credit). Of these committed financing facilities, $1.9 billion was utilized and $1.6 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of June 30, 2006, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.
Direct Stock Purchase Plan
      Our direct stock purchase plan offers investors the ability to purchase shares of our common stock directly over the Internet. During the first six months of 2006, we raised $73.4 million of capital by issuing 1,747,675 shares of common stock through this plan.
PRINCIPAL USES OF CASH
      In addition to the financing sources discussed above, our cash needs are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities.

The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities, totaled $2.3 billion during the six months ended June 30, 2006 and $2.9 billion during the six months ended June 30, 2005. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $121.7 million and $134.5 million for the six months ended June 30, 2006 and 2005, respectively.
REGULATORY CAPITAL REQUIREMENTS
      Indymac Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of June 30, 2006, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.
      The Company’s business is primarily centered on single-family lending and the related production and sale of loans. As such, the accumulation of MSRs is a large component of our strategy. As of June 30, 2006, the capitalized value of MSRs was $1.6 billion. OTS regulations generally impose higher capital requirements on MSRs that exceed total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets. We have flexibility to sell or retain MSRs and the ability to increase our capital base through retention of earnings and other capital raising activities. While management believes that compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.
      During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $145.5 million at June 30, 2006.
      The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing Indymac’s total risk-based capital by 9 basis points. The following presents Indymac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at June 30, 2006:

	As Reported	Adjusted for
	Pre-Subprime	Additional Subprime	Well-Capitalized
	Risk-Weighting	Risk-Weighting	Minimum

Capital Ratios:
Tier 1 core	8.24%	8.24%	5.00%
Tier 1 risk-based	11.66%	11.57%	6.00%
Total risk-based	12.06%	11.97%	10.00%
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
      In connection with our loan sales that are securitization transactions, there are $53.6 billion in loans owned by off-balance sheet trusts as of June 30, 2006. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. For information on the sales proceeds and cash flows from our securitizations for 2006 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Principal Sources of Cash — Loan Sales and Securitizations.”
      We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. MSRs, AAA-rated and agency interest-only securities, principal-only securities, prepayment penalty securities, non-investment grade securities and residual securities were $1.6 billion, $64.4 million, $130.0 million, $80.0 million, $88.0 million and $240.5 million, respectively, at June 30, 2006.
      Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
AGGREGATE CONTRACTUAL OBLIGATIONS
      Our material contractual obligations were summarized and included in our 2005 10-K. There have been no material changes outside the ordinary course of our business in the contractual obligations as specified in the 2005 10-K during the six months ended June 30, 2006.
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
      Please refer to “Interest Rate Sensitivity” on page 41 as well as Item 1A included on page 68 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS
INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005

	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$165,178	$442,525
Securities classified as trading ($229.3 million and $96.8 million pledged as collateral for borrowings at June 30, 2006 and December 31, 2005, respectively)	608,495	348,962
Securities classified as available for sale, amortized cost of $4.4 billion and $3.8 billion at June 30, 2006 and December 31, 2005, respectively ($3.1 billion and $2.7 billion pledged as collateral for borrowings at June 30, 2006 and December 31, 2005, respectively)	4,281,489	3,753,195
Loans receivable:
Loans held for sale
SFR mortgage	5,696,629	5,170,168
HELOC	729,555	755,040
Consumer lot loans	66,956	98,976

Total loans held for sale	6,493,140	6,024,184

Loans held for investment
SFR mortgage	5,427,609	5,441,521
Consumer construction	1,860,622	1,656,963
Builder construction	1,013,279	838,772
HELOC	29,972	31,882
Land and other mortgage	320,053	260,615
Revolving warehouse lines of credit	121,292	48,616
Allowance for loan losses	(57,912)	(55,168)

Total loans held for investment	8,714,915	8,223,201

Total loans receivable ($11.1 billion and $10.2 billion pledged as collateral for borrowings at June 30, 2006 and December 31, 2005, respectively)	15,208,055	14,247,385
Mortgage servicing rights	1,598,821	1,094,490
Investment in Federal Home Loan Bank stock	578,737	556,262
Interest receivable	157,809	131,644
Goodwill and other intangible assets	80,583	80,847
Foreclosed assets	11,999	8,817
Other assets	1,065,276	788,172

Total assets	$23,756,442	$21,452,299

Liabilities and Shareholders’ Equity
Deposits	$9,351,871	$7,671,924
Advances from Federal Home Loan Bank	7,069,800	6,953,000
Other borrowings	4,164,540	4,367,270
Other liabilities	1,366,050	916,664

Total liabilities	21,952,261	19,908,858

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 97,860,464 shares (68,620,208 outstanding) at June 30, 2006, and issued 93,436,622 shares (64,246,767 outstanding) at December 31, 2005	979	934
Additional paid-in-capital	1,455,909	1,318,751
Accumulated other comprehensive loss	(24,841)	(15,157)
Retained earnings	894,557	759,330
Treasury stock, 29,240,256 shares and 29,189,855 shares at June 30, 2006 and December 31, 2005, respectively	(522,423)	(520,417)

Total shareholders’ equity	1,804,181	1,543,441

Total liabilities and shareholders’ equity	$23,756,442	$21,452,299

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(Unaudited)
	(Dollars in thousands,
	except per share data)
Interest income
Mortgage-backed and other securities	$80,998	$47,701	$147,481	$99,025
Loans held for sale
SFR mortgage	159,645	78,878	313,042	150,672
HELOC	18,915	6,002	36,660	12,354
Consumer lot loans	2,519	2,876	4,938	4,113

Total loans held for sale	181,079	87,756	354,640	167,139
Loans held for investment
SFR mortgage	75,853	57,850	149,648	110,602
Consumer construction	28,079	19,372	52,522	38,657
Builder construction	25,280	15,535	46,564	28,528
Land and other mortgage	7,944	3,694	14,792	7,331
HELOC	627	541	1,241	1,124
Revolving warehouse lines of credit	1,668	168	2,590	170

Total loans held for investment	139,451	97,160	267,357	186,412
Other	10,683	7,043	20,579	11,436

Total interest income	412,211	239,660	790,057	464,012
Interest expense
Deposits	92,840	44,326	167,083	80,218
Advances from Federal Home Loan Bank	110,468	64,091	214,077	116,804
Other borrowings	78,749	33,924	151,533	64,497

Total interest expense	282,057	142,341	532,693	261,519

Net interest income	130,154	97,319	257,364	202,493
Provision for loan losses	2,230	2,407	6,052	4,897

Net interest income after provision for loan losses	127,924	94,912	251,312	197,596
Other income
Gain on sale of loans	201,659	159,377	342,858	303,699
Service fee income	27,247	10,799	58,136	15,217
Gain on mortgage-backed securities, net	8,258	15,851	5,643	11,205
Fee and other income	12,002	7,732	23,676	14,303

Total other income	249,166	193,759	430,313	344,424

Net revenues	377,090	288,671	681,625	542,020
Other expense
Operating expenses	203,684	153,667	375,450	301,361
Amortization of other intangible assets	130	150	264	307

Total other expense	203,814	153,817	375,714	301,668

Earnings before provision for income taxes and minority interests	173,276	134,854	305,911	240,352
Provision for income taxes	67,960	52,824	120,279	94,597

Net earnings before minority interests	105,316	82,030	185,632	145,755
Minority interests	657	316	1,124	591

Net earnings	$104,659	$81,714	$184,508	$145,164

Earnings per share:
Basic	$1.57	$1.31	$2.82	$2.34
Diluted	$1.49	$1.24	$2.68	$2.22
Weighted-average shares outstanding:
Basic	66,483	62,304	65,402	62,052
Diluted	70,213	65,793	68,870	65,312
Dividends declared per share	$0.46	$0.38	$0.90	$0.74
The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2004	61,995,480	$912	$1,186,682	$(20,304)	$616,516	$—	$(519,835)	$1,263,971
Cumulative-effect adjustment due to change in accounting for common stock options	—	—	68,111	—	(51,811)	—	—	16,300

Balance at December 31, 2004, retrospectively adjusted (see Note 2)	61,995,480	912	1,254,793	(20,304)	564,705	—	(519,835)	1,280,271
Exercises of common stock options	1,265,135	12	28,591	—	—	—	—	28,603
Compensation expenses for common stock options	—	—	6,282	—	—	—	—	6,282
Net officers’ notes receivable payments	—	—	16	—	—	—	—	16
Deferred compensation, restricted stock, net of forfeitures and amortization	267,204	3	2,543	—	—	—	—	2,546
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	13	—	13	—	13
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	5,258	—	5,258	—	5,258
Purchases of common stock	(15,860)	—	—	—	—	—	(558)	(558)
Cash dividends	—	—	—	—	(46,239)	—	—	(46,239)
Net earnings, retrospectively adjusted (see Note 2)	—	—	—	—	145,164	145,164	—	145,164

Total comprehensive income	—	—	—	—	—	$150,435	—	—

Balance at June 30, 2005, retrospectively adjusted	63,511,959	$927	$1,292,225	$(15,033)	$663,630		$(520,393)	$1,421,356

Balance at December 31, 2005	64,246,767	$934	$1,242,500	$(15,157)	$818,241	$—	$(520,417)	$1,526,101
Cumulative-effect adjustment due to change in accounting for common stock options	—	—	76,251	—	(58,911)	—	—	17,340

Balance at December 31, 2005, retrospectively adjusted	64,246,767	934	1,318,751	(15,157)	759,330	—	(520,417)	1,543,441
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	10,624	—	—	10,624
Issuance of common stock	1,747,675	18	73,408	—	—	—	—	73,426
Exercises of common stock options	641,310	6	17,789	—	—	—	—	17,795
Exercises of warrants	1,653,898	17	36,269	—	—	—	—	36,286
Compensation expenses for common stock options	—	—	4,963	—	—	—	—	4,963
Net officers’ notes receivable payments	—	—	82	—	—	—	—	82
Deferred compensation, restricted stock, net of forfeitures and amortization	380,959	4	4,647	—	—	—	—	4,651
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(25,168)	—	(25,168)	—	(25,168)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	15,484	—	15,484	—	15,484
Purchases of common stock	(50,401)	—	—	—	—	—	(2,006)	(2,006)
Cash dividends	—	—	—	—	(59,905)	—	—	(59,905)
Net earnings	—	—	—	—	184,508	184,508	—	184,508

Total comprehensive income	—	—	—	—	—	$174,824	—	—

Balance at June 30, 2006	68,620,208	$979	$1,455,909	$(24,841)	$894,557		$(522,423)	$1,804,181

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2006	2005

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$184,508	$145,164
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of loans	(342,858)	(303,699)
Compensation expenses related to stock options and restricted stocks	9,614	8,827
Other amortization and depreciation	31,058	26,001
Change in valuation of mortgage servicing rights, including amortization	11,554	174,108
Gain on mortgage-backed securities, net	(5,643)	(11,205)
Provision for loan losses	6,052	4,897
Net increase in deferred tax liability	158,111	26,409
Net decrease in other assets and liabilities	69,275	64,025

Net cash provided by operating activities before activity for trading securities and loans held for sale	121,671	134,527
Net sales of trading securities	32,242	57,051
Net purchases and originations of loans held for sale	(2,333,293)	(2,957,793)

Net cash used in operating activities	(2,179,380)	(2,766,215)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	319,827	511,523
Purchases of mortgage-backed securities available for sale	(377,157)	(314,494)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	384,915	465,054
Net increase in investment in Federal Home Loan Bank stock, at cost	(22,475)	(93,853)
Net decrease (increase) in real estate investment	702	(25,435)
Net purchases of property, plant and equipment	(47,654)	(38,552)

Net cash provided by investing activities	258,158	504,243

Cash flows from financing activities:
Net increase in deposits	1,678,082	840,042
Net increase in advances from Federal Home Loan Bank	116,800	1,436,000
Net (decrease) increase in borrowings	(306,685)	1,925
Net proceeds from issuance of common stock	73,426	—
Net proceeds from issuance of trust preferred securities	90,000	—
Net proceeds from stock options, warrants and notes receivable	54,163	28,619
Cash dividends paid	(59,905)	(46,239)
Purchases of common stock	(2,006)	(558)

Net cash provided by financing activities	1,643,875	2,259,789

Net decrease in cash and cash equivalents	(277,347)	(2,183)
Cash and cash equivalents at beginning of period	442,525	356,157

Cash and cash equivalents at end of period	$165,178	$353,974

Supplemental cash flow information:
Cash paid for interest	$517,197	$247,516

Cash (received) paid for income taxes	$(48,905)	$35,596

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$840,902	$1,278,265

Net transfer of mortgage servicing rights to trading securities	$—	$8,491

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
      IndyMac Bancorp, Inc. is a savings and loan holding company. References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone while references to “Indymac,” the “Company,” “we” or “us” refer to Indymac Bancorp and its consolidated subsidiaries.
      The consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries including IndyMac Bank, F.S.B. (“Indymac Bank”). All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in Indymac’s majority-owned subsidiary are included in “other liabilities” on the consolidated balance sheets and the minority interests on Indymac’s earnings are reported separately. The consolidated financial statements of Indymac are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Indymac’s 2005 10-K.
NOTE 2 — NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-retrospective method. The following table summarizes net earnings as well as dilutive earnings per share for all quarters in 2005. See Note 5 — Stock-Based Compensation for further details on the stock compensation expenses for the three and six months ended June 30, 2006 and 2005.

	Q1 2005	Q2 2005	Q3 2005	Q4 2005	YTD 2005

	(In thousands, except per share data)
Reported net earnings	$65,476	$83,146	$79,275	$72,329	$300,226
Retrospective application of SFAS No. 123(R)	2,026	1,432	1,749	1,891	7,098

Adjusted net earnings	$63,450	$81,714	$77,526	$70,438	$293,128
Adjusted average dilutive shares	64,830	65,793	67,100	66,737	66,115
Reported dilutive earnings per share	$1.01	$1.26	$1.18	$1.09	$4.54
Adjusted dilutive earnings per share	$0.98	$1.24	$1.16	$1.06	$4.43
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

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 15, 2006. Management plans to adopt this Statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this Statement on our financial results.
      In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R).” The FSP addresses the approach and necessity to determine the variability when applying FIN 46(R). The variability that is considered in applying Interpretation 46(R) may affect (a) the determination as to whether the entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in the entity, (c) if necessary, the calculation of expected losses and residual returns of the entity, and (d) the determination of which party is the primary beneficiary of the VIE. The FSP shall be applied prospectively to all companies (including newly created companies) with which that company first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46(R) is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. Management plans to adopt this FSP prospectively on December 31, 2006 and is in the process of assessing the impact, if any, of the adoption of this FSP on our financial results.
      In June 2006, the EITF reached final conclusions on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits,” pursuant to FASB Statement No. 43, “Accounting for Compensated Absences.” This Statement requires that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to Statement 43 and, therefore, a liability for the benefit should be accrued over the period required for the employee to earn the right to the time off under the arrangement. This Statement is effective for fiscal years beginning after December 15, 2006. Consistent with Statement No. 154, “Accounting Changes and Error Corrections,” the effect of adoption should be recognized as either a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or b) a change in accounting principle through retrospective application to all prior periods. Management plans to adopt this Statement on January 1, 2007, and is in the process of assessing the impact of the adoption of this Statement on our financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 3 — MORTGAGE-BACKED SECURITIES AND AGENCY NOTES
      As of June 30, 2006 and December 31, 2005, our MBS and agency notes were comprised of the following:

	June 30,	December 31,
	2006	2005

	(Dollars in thousands)
Mortgage-backed securities — Trading
AAA-rated non-agency securities	$73,434	$52,633
AAA-rated and agency interest-only securities	64,373	78,731
AAA-rated principal-only securities	129,951	9,483
Prepayment penalty securities	80,036	75,741
Other investment grade securities	27,060	8,830
Other non-investment grade securities	35,349	4,480
Non-investment grade residual securities	198,292	119,064

Total mortgage-backed securities — Trading	$608,495	$348,962

Mortgage-backed securities and agency notes — Available for sale
AAA-rated non-agency securities	$3,972,977	$3,524,952
AAA-rated agency securities	52,701	43,014
Other investment grade securities	160,885	83,290
Other non-investment grade securities	52,696	53,232
Non-investment grade residual securities	42,230	48,707

Total mortgage-backed securities and agency notes — Available for sale	$4,281,489	$3,753,195

      The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of June 30, 2006

	Less Than 12 Months		12 Months or Greater		Total

	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

	(Dollars in thousands)
Securities — Available for Sale:
AAA-rated agency securities	$(968)	$48,493	$(6)	$185	$(974)	$48,678
AAA-rated non-agency securities	(17,649)	1,411,677	(61,712)	1,455,125	(79,361)	2,866,802
Other investment grade securities	(3,748)	130,354	—	—	(3,748)	130,354
Residuals	(501)	19,488	—	—	(501)	19,488

Total Securities — Available for Sale	$(22,866)	$1,610,012	$(61,718)	$1,455,310	$(84,584)	$3,065,322

      The securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are entirely attributable to changes in interest rates and individually were 7% or less of their respective amortized cost basis.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 4 — SEGMENT REPORTING
      The Company operates through two primary segments: mortgage banking and thrift. For more information regarding each segment as well as the accounting methodology used for reporting segment financial results refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Detail Channel Segment Results” beginning on page 8. The “Other” column in the tables below includes items such as deposits, treasury, eliminations and overhead.
      Segment information for the three and six months ended June 30, 2006 and 2005 was as follows:

	Mortgage Banking

	Production	MSRs and			Total
	Divisions	Retained Assets	Thrift	Other	Company

	(Dollars in thousands)
Three months ended June 30, 2006
Net interest income	$37,650	$16,799	$67,109	$8,596	$130,154
Net revenues (expense)	234,117	53,169	90,366	(562)	377,090
Net earnings (loss)	85,149	24,752	37,704	(42,946)	104,659
Allocated average capital	521,875	363,809	666,085	190,468	1,742,237
Assets as of June 30, 2006	$5,418,369	$2,838,080	$14,319,453	$1,180,540	$23,756,442
Return on equity	65%	27%	23%	N/A	24%
Three months ended June 30, 2005
Net interest income	$23,785	$11,372	$53,842	$8,320	$97,319
Net revenues (expense)	197,489	23,364	76,042	(8,224)	288,671
Net earnings (loss)	76,868	9,254	33,370	(37,778)	81,714
Allocated average capital	318,640	176,731	508,389	333,850	1,337,610
Assets as of June 30, 2005	$5,326,759	$1,415,839	$11,618,839	$1,054,450	$19,415,887
Return on equity	97%	21%	26%	N/A	25%
Six months ended June 30, 2006
Net interest income	$80,901	$27,310	$134,967	$14,186	$257,364
Net revenues (expense)	416,627	92,723	178,690	(6,415)	681,625
Net earnings (loss)	149,334	42,246	76,931	(84,003)	184,508
Allocated average capital	516,384	324,242	653,354	176,291	1,670,271
Assets as of June 30, 2006	$5,418,369	$2,838,080	$14,319,453	$1,180,540	$23,756,442
Return on equity	58%	26%	24%	N/A	22%
Six months ended June 30, 2005
Net interest income	$49,115	$25,020	$111,924	$16,434	$202,493
Net revenues (expense)	374,431	41,151	148,580	(22,142)	542,020
Net earnings (loss)	143,153	15,740	66,522	(80,251)	145,164
Allocated average capital	298,201	179,817	484,330	341,383	1,303,731
Assets as of June 30, 2005	$5,326,759	$1,415,839	$11,618,839	$1,054,450	$19,415,887
Return on equity	97%	18%	28%	N/A	22%

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5 — STOCK-BASED COMPENSATION
      The Company has two stock incentive plans, the 2002 Incentive Plan, as amended and restated, and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted and performance stock awards, and other awards to employees (including officers) and directors. On April 25, 2006, the 2002 Incentive Plan, as amended and restated, was approved by shareholders to increase the total number of shares of common stock reserved and available for issuance from 6,000,000 to 11,200,000. Each share issued pursuant to a full value award (such as restricted stock) will reduce the number of shares of common stock available for future grants by 3.5 shares. The term of options granted under the 2002 Incentive Plan (the “Plan”) was reduced from ten years to seven years, and the Company is no longer able to grant stock appreciation rights, bonus stock, stock units, performance shares or performance units under the Plan.
      Options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and generally vest based on one, three or five years of continuous service. Grants issued after April 25, 2006 will expire in seven years from the grant date, while grants issued prior to April 25, 2006 continue to have a ten-year term. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
      Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123. No stock option compensation cost was recognized in the Statement of Earnings as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.
      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-retrospective-transition method. Under this method, compensation cost recognized for the period includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statements No. 123 and 123(R), respectively.
      The Company’s income before income taxes and net income for the three months ended June 30, 2006 included stock option compensation cost of $2.4 million and $1.3 million, respectively, which represented $0.02 impact on both basic and dilutive earnings per share. For the six months ended June 30, 2006, the stock option compensation cost (pre-tax) was $5.0 million, or $0.07 impact on dilutive earnings per share. The Company’s net income for the three and six months ended June 30, 2005 have been retrospectively adjusted to reflect pre-tax stock option compensation cost of $3.1 million and $6.3 million, respectively. The retrospectively adjusted dilutive earnings per share for the three and six months were $1.24 and $2.22, respectively.
      The fair value of each option award is estimated on the date of grant. For grants issued on and after January 1, 2006, the fair value is determined using an enhanced binomial lattice model. For options granted prior to January 1, 2006, the fair value of these awards was based on the fair value calculated for purposes of the SFAS No. 123 pro-forma disclosures which used the Black Scholes option pricing model. The assumptions used in the valuations for options granted during the six months ended June 30, 2006 and 2005 are summarized as follows:

	2006	2005

Expected volatility	28.11- 28.44%	28.77- 29.42%
Expected dividends	4.00-4.60%	3.72-4.07%
Weighted average expected term (in years)	6.89-7.34	5.00
Risk-free rate	4.54-4.73%	4.16-4.54%

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Option activity under the Plans as of June 30, 2006, and activity for the three and six months ended June 30, 2006 follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Fair Value
Options:	Shares	Price	Term	(In thousands)

Options outstanding at March 31, 2006	8,454,894	$26.20
Options granted	—	—
Options exercised	(460,230)	22.59
Options canceled, forfeited and expired	(25,392)	36.62

Options outstanding at June 30, 2006	7,969,272	$26.37	6.26	$60,455

Options exercisable at June 30, 2006	5,807,703	$23.65	5.46	$42,995

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Fair Value
Options:	Shares	Price	Term	(In thousands)

Options outstanding at December 31, 2005	7,851,820	$24.82
Options granted	788,140	39.11
Options exercised	(640,144)	22.55
Options canceled, forfeited and expired	(30,544)	36.31

Options outstanding at June 30, 2006	7,969,272	$26.37	6.26	$60,455

Options exercisable at June 30, 2006	5,807,703	$23.65	5.46	$42,995

      No stock options were granted during the three months ended June 30, 2006. The weighted average grant-date fair value of options granted during the three months ended June 30, 2005 was $8.28. The total fair value of options exercised during the three months ended June 30, 2006 and 2005, was $3.0 million and $6.2 million, respectively. For the six months ended June 30, 2006 and 2005, the total fair value of options exercised was $4.2 million and $7.5 million, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Nonvested Options:	Shares	Per Share

Nonvested at December 31, 2005	2,660,324	$7.54
Granted	788,140	9.13
Vested	(1,258,408)	7.60
Canceled, forfeited and expired	(28,487)	8.26

Nonvested at June 30, 2006	2,161,569	$8.08

      As of June 30, 2006, there was $13.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized in less than three years. The total fair value of shares vested during the three months ended June 30, 2006 and 2005, was $605,000 and $2.6 million, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $9.6 million and $11.5 million, respectively.
      Cash received from option exercise under the Plans for the six months ended June 30, 2006 and 2005, was $14.4 million and $20.9 million, respectively. The actual tax benefit for the tax deductions from option exercises totaled $5.5 million and $10.2 million, respectively, for the six months ended June 30, 2006 and 2005. To the extent the tax deductions exceed the amount previously expensed for financial accounting purposes, the related tax benefit on the excess is credited to equity, but only if that benefit can be realized currently.
      The Company recorded compensation cost of $2.7 million and $1.5 million related to the restricted stock granted under the Plans for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the compensation cost related to the restricted stock was $4.6 million, and $2.6 million, respectively.
      Restricted stock activity under the Plans as of June 30, 2006, and changes during the three and six months ended June 30, 2006 follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
Restricted Stock:	Shares	Per Share

Nonvested at March 31, 2006	789,365	$37.50
Granted	41,193	48.06
Vested	(6,487)	36.70
Canceled and forfeited	(24,210)	37.53

Nonvested at June 30, 2006	799,861	$38.05

INDYMAC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted-
		Average
		Grant-Date
		Fair Value
Restricted Stock:	Shares	Per Share

Nonvested at December 31, 2005	582,401	$32.59
Granted	417,049	40.08
Vested	(164,922)	24.19
Canceled and forfeited	(34,667)	37.47

Nonvested at June 30, 2006	799,861	$38.05

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
      The components of net periodic expense for the DBP Plan are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Dollars in thousands)
Service cost	$1,575	$1,486	$3,150	$2,972
Interest cost	568	453	1,136	906
Expected return on assets	(582)	(440)	(1,164)	(880)
Recognized actuarial loss	81	85	162	170
Amortization of prior service cost	14	14	28	28

Net periodic expense	$1,656	$1,598	$3,312	$3,196

      The weighted-average assumptions used in computing the net periodic expense at June 30, 2006 and 2005 were as follows:

	Three Months
	Ended
	June 30,

	2006	2005

Assumed discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%
      The Company is expected to make a lump sum contribution payment of $7.0 million (as previously disclosed in its financial statements for the year ended December 31, 2005) to the DBP Plan in the second half of 2006 for the 2005 plan year.

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
NOTE 8 — SUBSEQUENT EVENTS
      On July 3, 2006, the Company increased its ownership stake in Financial Freedom Senior Funding Corporation (“Financial Freedom”) from 93.75% to 100%. The Company purchased from James Mahoney, CEO of Financial Freedom, a 6.25% interest in Financial Freedom for $40 million.
      Based on Indymac’s strong operating performance and financial position — including earnings, capital and liquidity — and its commitment to shareholder value, Indymac’s Board of Directors increased the cash dividend to $0.48 per share. This represents an increase of 20 percent from the dividend declared and paid in the third quarter of 2005. The cash dividend is payable September 7, 2006 to shareholders of record on August 10, 2006.

ITEM 4.	CONTROLS AND PROCEDURES
      The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of June 30, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.
      There have been no changes in the Company’s internal control over financial reporting or in other factors that are reasonably likely to affect the Company’s disclosure of controls and procedures subsequent to June 30, 2006.

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
      There have been no material changes to the risk factors previously disclosed on pages 70 to 78 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      See “Share Repurchase Activities” on page 48 for a discussion of share repurchases conducted by Indymac during the second quarter of 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      At the annual meeting of IndyMac Bancorp, Inc.’s stockholders held on April 25, 2006, the shareholders voted to elect Indymac Bancorp’s directors. The votes cast in this regard were as follows:

	Shares For	Shares Withheld

Michael W. Perry	58,588,047	1,456,186
Louis E. Caldera	59,209,796	834,437
Lyle E. Gramley	59,343,518	700,715
Hugh M. Grant	59,357,876	686,357
Patrick C. Haden	59,394,884	649,349
Terrance G. Hodel	59,393,067	651,166
Robert L. Hunt II	59,393,180	651,053
Senator John Seymour (ret.)	59,155,913	888,320
Bruce G. Willison	59,381,764	662,469
      In addition, the stockholders voted to approve the IndyMac Bancorp, Inc. 2002 Incentive Plan, as amended and restated. The votes cast in this regard were as follows:

Number of
Votes Cast

For	38,795,271
Against	8,008,833
Abstain (including broker non-votes)	13,240,129

      Finally, the stockholders also voted to ratify the appointment of Ernst & Young LLP as Indymac Bancorp’s independent auditors for the year ending December 31, 2006. The votes cast in this regard were as follows:

Number of
Votes Cast

For	59,356,284
Against	624,514
Abstain	63,435

ITEM 5.	OTHER INFORMATION
      None to report.

ITEM 6.	EXHIBITS

10.1	IndyMac Bancorp, Inc. and IndyMac Bank, F.S.B. Board Compensation Policy and Stock Ownership Requirements, revised April 25, 2006.
10.2	IndyMac Bancorp, Inc. Amended Director Emeritus Plan effective as of May 24, 2006.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on July 27, 2006.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ Michael W. Perry

Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Scott Keys

Scott Keys
Executive Vice President
and Chief Financial Officer