Form 10-Q
period 2006-09-30
INDYMAC BANCORP INC
filed 2006-11-02
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8972

Indymac Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 East Walnut Street, Pasadena, California	91101-7211 (Zip Code)
(Address of principal executive offices)

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

Common stock outstanding as of October 27, 2006: 70,871,489 shares

FORM 10-Q QUARTERLY REPORT
For the Period Ended September 30, 2006

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

The following highlights the Company’s consolidated financial condition and results of operations for the three and nine months ended September 30, 2006 and 2005. The 2005 data has been retrospectively adjusted to reflect the stock option expenses under Statement of Financial Accounting Standards No.  123(R), Share-Based Payment (“SFAS No. 123(R)”). References to “Indymac Bancorp” or the “Parent Company” refer to the parent company, IndyMac Bancorp, Inc., alone, while references to “Indymac,” the “Company,” or “we” refer to the parent company and its consolidated subsidiaries. References to “Indymac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
	(Dollars in millions, except per share data)

Select Balance Sheet Information (at period end)
Cash and cash equivalents	$521	$308	$165	$521	$308
Securities (trading and available for sale)	4,950	3,740	4,890	4,950	3,740
Loans held for sale	8,341	5,366	6,493	8,341	5,366
Loans held for investment	10,030	7,977	8,773	10,030	7,977
Allowance for loan losses	(61)	(56)	(58)	(61)	(56)
Mortgage servicing rights	1,631	941	1,599	1,631	941
Other	1,973	1,352	1,894	1,973	1,352
Total Assets	27,385	19,628	23,756	27,385	19,628
Deposits	10,111	7,261	9,352	10,111	7,261
Advances from Federal Home Loan Bank	9,333	6,621	7,070	9,333	6,621
Other borrowings	4,595	3,585	4,165	4,595	3,585
Other liabilities	1,409	664	1,366	1,409	664
Total Liabilities	25,448	18,131	21,952	25,448	18,131
Shareholders’ Equity	1,938	1,497	1,804	1,938	1,497

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
	(Dollars in millions, except per share data)

Income Statement
Net interest income before provision for loan losses	$137	$113	$130	$394	$315
Provision for loan losses	5	4	2	11	8
Gain on sale of loans	160	151	202	503	455
Service fee income	21	10	27	79	26
Gain on mortgage-backed securities, net	19	1	8	25	12
Fee and other income	14	11	12	37	26
Net revenues	346	283	377	1,027	825
Operating expenses	203	154	204	578	455
Net earnings	86	78	105	271	223
Basic earnings per share(1)	1.25	1.23	1.57	4.07	3.57
Diluted earnings per share(2)	1.19	1.16	1.49	3.87	3.38
Other Operating Data
Mortgage production	$23,968	$16,950	$20,060	$64,005	$42,751
Total loan production(3)	24,439	17,489	20,591	65,370	44,237
Mortgage industry share(4)	3.87%	1.95%	2.78%	3.31%	1.85%
Pipeline of mortgage loans in process(5)	14,556	10,333	12,527	14,556	10,333
Loans sold	19,508	15,539	19,415	55,632	36,727
Loans sold/mortgage loans produced	81%	92%	97%	87%	86%
Mortgage loans serviced for others (as of quarter end)(6)	124,395	73,787	109,989	124,395	73,787
Total mortgage loans serviced (as of quarter end)	130,807	80,484	117,417	130,807	80,484
Average full-time equivalent headcount	8,186	6,376	7,861	7,759	6,076

Three Months Ended	Nine Months Ended
September 30,	September 30,	June 30,	September 30,	September 30,
2006	2005	2006	2006	2005
(Dollars in millions, except per share data)

Other Per Share Data
Dividends declared per share	$0.48	$0.40	$0.46	$1.38	$1.14
Dividend payout ratio(7)	40%	34%	31%	36%	34%
Book value per share at period end	27.35	23.32	26.29	27.35	23.32
Closing price per share at period end	41.16	39.58	45.85	41.16	39.58
Average Common Shares (in thousands)
Basic	68,866	63,268	66,483	66,570	62,460
Diluted	72,286	67,100	70,213	70,009	65,908
Performance Ratios
Return on average equity (“ROE”) (annualized)	18.27%	21.73%	24.09%	20.82%	22.20%
Return on average assets (“ROA”) (annualized)	1.17%	1.35%	1.51%	1.30%	1.45%
Net interest income to pretax income after minority interest	95.97%	87.95%	75.40%	88.11%	85.67%
Net interest margin	2.13%	2.12%	2.12%	2.13%	2.22%
Net interest margin, thrift	2.02%	2.07%	2.01%	2.03%	2.14%
Mortgage banking revenue (“MBR”) margin on loans sold(8)	1.03%	1.22%	1.23%	1.12%	1.51%
Efficiency ratio(9)	58%	54%	54%	56%	55%
Operating expenses to loan production	0.83%	0.88%	0.99%	0.88%	1.03%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$25,507	$21,122	$24,681	$24,734	$18,989
Average equity	1,871	1,415	1,742	1,738	1,341
Debt to equity ratio(10)	13.1:1	12.1:1	12.2:1	13.1:1	12.1:1
Core capital ratio(11)	7.60%	7.51%	8.24%	7.60%	7.51%
Risk-based capital ratio(11)	11.62%	11.58%	11.97%	11.62%	11.58%
Non-performing assets to total assets	0.51%	0.36%	0.49%	0.51%	0.36%
Allowance for loan losses to total loans held for investment	0.61%	0.70%	0.66%	0.61%	0.70%
Allowance for loan losses to non-performing loans held for investment	77.43%	127.24%	90.61%	77.43%	127.24%
Loan Loss Activity
Allowance for loan losses to annualized net charge-offs	8.2	x	6.7	x	8.8	x	8.8	x	7.2x
Provision for loan losses to net charge-offs	267.45%	170.93%	136.06%	213.42%	145.69%
Net charge-offs (annualized) to average non-performing loans held for investment	10.45%	19.08%	11.12%	11.29%	16.62%
Net charge-offs (annualized) to average loans held for investment	0.08%	0.11%	0.08%	0.08%	0.11%

(1)	Net earnings for the period divided by weighted average basic shares outstanding for the period.

(2)	Net earnings for the period divided by weighted average dilutive shares outstanding for the period.

(3)	Includes newly originated commitments on construction loans.

(4)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all channels (the numerator) divided by the Mortgage Bankers Association (“MBA”) October 24, 2006 Mortgage Finance Long-Term Forecast estimate of the overall mortgage market (the denominator). As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with its methodologies for reporting market share of Indymac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

(5)	The amount includes $2.8 billion, $1.6 billion and $2.5 billion of non-specific rate locks on bulk purchases in our conduit channel at September 30, 2006, September 30, 2005 and June 30, 2006, respectively.

(6)	Represents the unpaid principal balance on loans sold with servicing retained by Indymac.

(7)	Dividends declared per common share as a percentage of diluted earnings per share.

(8)	Mortgage banking revenue margin is calculated using the sum of consolidated gain on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(9)	Defined as operating expenses divided by net interest income and other income.

(10)	Debt includes deposits.

(11)	Ratio is for Indymac Bank and excludes unencumbered cash at the Parent Company available for investment in Indymac Bank. Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

SUMMARY OF OVERALL RESULTS

Three Months ended September 30, 2006

The Company recorded net earnings of $86.2 million, or $1.19 per share, for the third quarter of 2006. This represented an increase of 11% and 3% in net earnings and earnings per share, respectively, compared with net earnings of $77.5 million, or $1.16 per share, for the third quarter of 2005. The earnings for the third quarter of 2005 were retrospectively adjusted to reflect the stock option expenses due to the adoption of SFAS No. 123(R). Return on equity was 18% for the third quarter of 2006 compared with 22% for the third quarter of 2005.

Net revenues in the third quarter of 2006 were $345.6 million, reflecting an increase of 22% over the third quarter of 2005. Key drivers of this growth included the following:

1) Growth in average interest earning assets of 21% from $21.1 billion during the quarter ended September 30, 2005 to $25.5 billion for the quarter ended September 30, 2006, leading to an increase in net interest income of 21% to $136.7 million. Indymac’s net interest margin remained stable at 2.13% in the third quarter of 2006 compared to 2.12% in the third quarter of 2005. The increase in average interest earning assets primarily resulted from growth in production, increased retention of securities in conjunction with the sale of loans, and retention of loans in our held for investment portfolio.

2) Growth in our mortgage production of 41% over the third quarter of 2005 to an all-time record of $24.0 billion, representing market share of 3.87% based on the industry volume published by the MBA on October 24, 2006. The increase in production led to an increase in loans sold, a key component of net revenue, to $19.5 billion, or 81% of mortgage loans produced in the third quarter of 2006. The amount of loans sold is up 26% from $15.5 billion, or 92% of mortgage loans produced, during the third quarter of 2005. This increase in loans sold mitigated the year-over-year decline in the revenue margin on sales. Gain on sale of loans of $160.2 million increased 6% over the third quarter of 2005. Had we sold a more normal 92% level of mortgage loans produced, our third quarter 2006 earnings per share would have been higher. The MBR margin on loans sold was 1.03% in the third quarter of 2006, which was down from 1.22% in the third quarter of 2005, and 1.23% in the second quarter of 2006. The decline in MBR margin is mainly due to a change in channel and product mix of loans sold.

3) Net gain on mortgage-backed securities increased from $0.7 million in the third quarter of 2005 to $19.0 million in the third quarter of 2006. The increases in unrealized gain on prepayment penalty securities of $11.9 million, and net gain on trading securities used to hedge AAA-rated and agency interest-only and residual securities of $7.1 million, contributed 65% and 39%, respectively, to the overall increase in gain.

4) Service fee income of $21.1 million in the third quarter of 2006 grew 104% over the third quarter of 2005 driven by a 69% increase in the principal amount of loans serviced for others to $124.4 billion at September 30, 2006 combined with slowing prepayments as long-term interest rates have increased.

Operating expenses of $202.7 million also reflected a 32% increase from the third quarter of 2005, consistent with the growth in our operations and infrastructure investments to open new regional mortgage centers across the country to expand our mortgage operations platform. We had 16 regional centers at September 30, 2006, as compared to the 11 that were operational at September 30, 2005. We are opening these new regional centers as part of our strategy to expand our mortgage market share through geographic expansion.

Non-performing assets increased during the quarter but remained low as a percentage of total assets at 0.51% at September 30, 2006 compared to 0.36% of total assets at September 30, 2005. The allowance for loan losses currently represents 8.2 times annualized net charge-offs, up from 6.7 times at September 30, 2005. Net charge-offs (annualized) in the third quarter of 2006 represent 0.08% of average loans held for investment, down from 0.11% during the third quarter of 2005.

Nine Months ended September 30, 2006

For the nine months ended September 30, 2006, the Company’s net earnings were $270.7 million, or $3.87 per share, up 22% from $222.7 million, or $3.38 per share for the same period in 2005. The earnings for the nine months ended September 30, 2005 were also retrospectively adjusted to reflect stock option expenses resulting from the adoption of SFAS No. 123(R). Return on equity was 21% for the nine months ended September 30, 2006 compared with 22% for the nine months ended September 30, 2005.

Net revenues of $1.0 billion for the first nine months of 2006 reflect an increase of 25% over the first nine months of 2005. Key drivers of this growth included the following:

1) Growth in average interest earning assets of 30% from $19.0 billion in the first nine months of 2005 to $24.7 billion in the first nine months of 2006, leading to an increase in net interest income of 25% to $394.1 million. The increase is primarily driven by the growth in production as mentioned above. Indymac’s net interest margin declined to 2.13% from 2.22%, during a period where the Federal Reserve increased short term interest rates by 150 basis points, somewhat mitigating the impact of the average earning asset growth.

2) Growth in mortgage production of 50% in the first nine months of 2006 over the first nine months of 2005 to $64.0 billion, led to a 51% increase in loans sold to $55.6 billion. This volume growth outpaced a decline in the MBR margin on loans sold, which reflected a more competitive mortgage market and Indymac’s strategy to grow market share and revenue. The MBR margin on loans sold was 1.12% in the first nine months of 2006, down from 1.51% in the first nine months of 2005.

Included in the gain on sale of loans in the nine months of 2006 were $9.7 million of losses related to the establishment of a reserve for fraud losses on certain lot loans. The Company discovered that 45 lot loans related to two developments in Michigan and Florida were the subject of criminal fraud on the part of the developers, brokers, appraisers and closing agents. Indymac has since performed a full portfolio review and implemented a series of product guideline changes, operational changes and fraud prevention measures to mitigate future occurrences of this kind. Indymac believes there are no further incidences of fraud in its existing book of lot loans of similar size and scope.

3) Service fee income of $79.2 million in the first nine months of 2006 grew 210% over the first nine months of 2005 driven by the increase in the principal balance of loans serviced for others combined with solid hedging performance and slowing prepayments attributable to higher mortgage rates.

Operating expenses of $578.1 million reflected an increase of 27%, consistent with the growth in Indymac’s revenues and operations as mentioned above. Accordingly, average full-time equivalent employees (“FTE”) increased 28% from 6,076 to 7,759 during the period supporting this growth.

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

The tables below summarize the quarter-over-quarter performance of Indymac’s divisions. Detailed operating results for each division are provided on pages 9 to 12.

	Mortgage Banking
		MSRs and
		Other	Mortgage				Total
	Production	Retained	Banking			Elimination	Operating	Corporate	Total
	Divisions	Assets	Overhead(1)	Total	Thrift	& Other	Results	Overhead	Company
		(Dollars in thousands)

Net Income Q306	$68,635	$30,404	$(8,899)	$90,140	$35,232	$(12,641)	$112,731	$(26,551)	$86,180
Net Income Q305	64,817	9,564	(6,119)	68,262	36,239	(4,015)	100,486	(22,960)	77,526

$ Change	3,818	20,840	(2,780)	21,878	(1,007)	(8,626)	12,245	(3,591)	8,654
% Change	6%	218%	(45)%	32%	(3)%	(215)%	12%	(16)%	11%
Average Capital Q306	$509,136	$401,545	$10,677	$921,358	$687,962	$1,939	$1,611,259	$260,120	$1,871,379
Average Capital Q305	415,031	189,744	10,762	615,537	546,094	1,440	1,163,071	252,290	1,415,361
% Change	23%	112%	(1)%	50%	26%	35%	39%	3%	32%
ROE Q306	53%	30%	N/A	39%	20%	N/A	28%	N/A	18%
ROE Q305	62%	20%	N/A	44%	26%	N/A	34%	N/A	22%
% Change	(14)%	50%	N/A	(12)%	(23)%	N/A	(19)%	N/A	(16)%

(1)	Included production division overhead and servicing overhead of $6.2 million and $2.7 million, respectively, for the third quarter of 2006. For the third quarter of 2005, the production division overhead and servicing overhead were $4.2 million and $1.9 million, respectively.

	Mortgage Banking Production Divisions
	Mortgage Professionals Group				Consumer	Financial	Production
	Wholesale	Correspondent	Conduit	Total	Direct	Freedom	Divisions
	(Dollars in thousands)

Net Income Q306	$31,800	$3,194	$17,256	$52,250	$103	$16,282	$68,635
Net Income Q305	43,769	8,839	4,365	56,973	864	6,980	64,817

$ Change	$(11,969)	$(5,645)	$12,891	$(4,723)	$(761)	$9,302	$3,818
% Change	(27)%	(64)%	295%	(8)%	(88)%	133%	6%
Average Capital Q306	$192,689	$42,780	$149,894	$385,363	$8,822	$114,951	$509,136
Average Capital Q305	172,731	33,623	125,371	331,725	18,206	65,100	415,031
% Change	12%	27%	20%	16%	(52)%	77%	23%
ROE Q306	65%	30%	46%	54%	5%	56%	53%
ROE Q305	101%	104%	14%	68%	19%	43%	62%
% Change	(35)%	(72)%	231%	(21)%	(75)%	32%	(14)%

	Thrift
				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift
	(Dollars in thousands)

Net Income Q306	$3,991	$11,036	$5,918	$6,652	$7,193	$211	$231	$35,232
Net Income Q305	4,802	12,856	5,553	7,695	5,447	(138)	24	36,239

$ Change	$(811)	$(1,820)	$365	$(1,043)	$1,746	$349	$207	$(1,007)
% Change	(17)%	(14)%	7%	(14)%	32%	253%	863%	(3)%
Average Capital Q306	$61,628	$220,811	$151,013	$130,975	$108,408	$11,583	$3,544	$687,962
Average Capital Q305	39,787	208,202	98,744	106,799	84,970	3,301	4,291	546,094
% Change	55%	6%	53%	23%	28%	251%	(17)%	26%
ROE Q306	26%	20%	16%	20%	26%	7%	26%	20%
ROE Q305	48%	24%	22%	29%	25%	(17)%	2%	26%
% Change	(46)%	(19)%	(30)%	(30)%	4%	N/M	N/M	(23)%

Total capital deployed in our operating business segments increased 39% to $1.6 billion in the third quarter of 2006 and earned a 28% return on equity before the impact of corporate overhead. Net of corporate overhead and including the excess undeployed capital, Indymac’s average capital of $1.9 billion earned a 18% return on equity.

We deployed 27% of our capital, or $509.1 million, into our mortgage production divisions in the third quarter of 2006, an increase of 23% over the third quarter of 2005. Mortgage production earnings grew 6%; however the return on equity declined from 62% to 53% reflecting the narrower mortgage banking revenue margins. The wholesale and correspondent divisions reflected stronger production year-over-year, but a reduction in net income as margins were lower in these two business lines year-over-year. Our conduit division had a particularly strong quarter reflecting earnings growth of 295% and return on equity of 46%, up from 14%. The increase was due to improvement in the revenue margins primarily related to its pay option ARM production. Our reverse mortgage division continued to demonstrate strong returns with earnings and production growth of 133% and 35%, respectively. The strong returns in this business are reflective of the strong growth in demographics for the seniors market and the growing popularity of the reverse mortgage product. We expect this division to continue its strong growth in the future given its industry leadership position in the reverse mortgage market.

We deployed 21% of our capital, or $401.5 million, into the MSRs and other retained assets division, up from 13% one year ago. This division experienced a strong increase in ROE from 20% in the third quarter of 2005 to 30% in the third quarter of 2006. This division benefited from strong hedge results and gain on securities. We target our pricing and hedging strategies to earn expected ROE of 18% to 23% for this segment. Given the volatility in this segment, returns in a quarter may substantially exceed or fall below the targeted level.

We deployed 37% of our capital, or $688.0 million, to the thrift segment, a 26% increase over last year. Thrift continued to provide a stable return for the Company despite the decline in return on equity from 26% to 20% over the same period. The return on equity in the current quarter returned to forecasted levels due to higher premium amortization and certain non-recurring gains in the third quarter of 2005.

DETAIL CHANNEL SEGMENT RESULTS

The following tables summarize the Company’s financial results for the three months ended September 30, 2006 and 2005 by its two primary segments via each of its operating divisions:

	Mortgage Banking
		MSRs
		and
		Other	Mortgage				Total
	Production	Retained	Banking			Elimination	Operating	Corporate	Total
	Divisions	Assets	Overhead(1)	Total	Thrift	& Other(2)	Results	Overhead	Company
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$41,218	$17,429	$(188)	$58,459	$67,185	$13,140	$138,784	$(2,073)	$136,711
Provision for loan losses	—	—	—	—	(4,988)	—	(4,988)	—	(4,988)
Gain (loss) on sale of loans	157,271	9,392	—	166,663	16,558	(22,996)	160,225	—	160,225
Service fee income	5,599	15,434	—	21,033	(397)	422	21,058	—	21,058
Gain (loss) on securities	—	21,745	—	21,745	(4,147)	1,370	18,968	—	18,968
Other income	303	1,653	846	2,802	10,631	(610)	12,823	777	13,600

Net revenues (expense)	204,391	65,653	658	270,702	84,842	(8,674)	346,870	(1,296)	345,574
Operating expenses	149,728	17,526	15,367	182,621	31,099	12,937	226,657	42,669	269,326
Deferred expense under SFAS 91	(58,860)	(2,128)	—	(60,988)	(4,492)	(718)	(66,198)	—	(66,198)

Pretax income (loss)	113,523	50,255	(14,709)	149,069	58,235	(20,893)	186,411	(43,965)	142,446

Net income (loss)	$68,635	$30,404	$(8,899)	$90,140	$35,232	$(12,641)	$112,731	$(26,551)	$86,180

Relevant Financial and Performance Data
Average interest-earning assets	$9,152,748	$963,760	$41	$10,116,549	$15,181,876	$(93,621)	$25,204,804	$302,213	$25,507,017
Allocated capital	509,136	401,545	10,677	921,358	687,962	1,939	1,611,259	260,120	1,871,379
Loans produced	22,446,264	721,019	N/A	23,167,283	1,271,893	N/A	24,439,176	N/A	24,439,176
Loans sold	20,562,308	654,023	N/A	21,216,331	1,281,971	(2,990,126)	19,508,176	N/A	19,508,176
MBR margin	0.97%	1.44%	N/A	0.98%	1.29%	N/A	N/A	N/A	1.03%
ROE	53%	30%	N/A	39%	20%	N/A	28%	N/A	18%
ROA	2.89%	4.23%	N/A	2.88%	0.91%	N/A	1.61%	N/A	1.17%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	1.76%	N/A	N/A	N/A	2.02%
Average FTE	4,652	182	1,074	5,908	650	324	6,882	1,304	8,186
Three Months Ended September 30, 2005
Operating Results
Net interest income	$34,695	$11,242	$(5)	$45,932	$60,076	$10,168	$116,176	$(3,357)	$112,819
Provision for loan losses	—	—	—	—	(3,528)	—	(3,528)	—	(3,528)
Gain (loss) on sale of loans	137,241	7,642	—	144,883	14,458	(8,255)	151,086	—	151,086
Service fee income	3,384	5,796	—	9,180	1,568	(444)	10,304	—	10,304
Gain (loss) on securities	—	(390)	—	(390)	412	706	728	—	728
Other income	145	731	622	1,498	8,880	192	10,570	715	11,285

Net revenues (expense)	175,465	25,021	617	201,103	81,866	2,367	285,336	(2,642)	282,694
Operating expenses	122,089	9,920	10,730	142,739	27,460	9,711	179,910	35,301	215,211
Deferred expense under SFAS 91	(53,878)	(708)	—	(54,586)	(5,496)	(707)	(60,789)	—	(60,789)

Pretax income (loss)	107,254	15,809	(10,113)	112,950	59,902	(6,637)	166,215	(37,943)	128,272

Net income (loss)	$64,817	$9,564	$(6,119)	$68,262	$36,239	$(4,015)	$100,486	$(22,960)	$77,526

Relevant Financial and Performance Data
Average interest-earning assets	$7,767,105	$519,850	$51	$8,287,006	$12,082,104	$(88,062)	$20,281,048	$840,492	$21,121,540
Allocated capital	415,031	189,744	10,762	615,537	546,094	1,440	1,163,071	252,290	1,415,361
Loans produced	15,745,797	330,439	—	16,076,236	1,412,830	—	17,489,066	—	17,489,066
Loans sold	16,057,236	321,746	—	16,378,982	1,120,033	(1,959,806)	15,539,209	N/A	15,539,209
MBR margin	1.07%	2.81%	N/A	1.10%	1.49%	N/A	N/A	N/A	1.22%
ROE	62%	20%	N/A	44%	26%	N/A	34%	N/A	22%
ROA	3.24%	2.68%	N/A	2.86%	1.19%	N/A	1.85%	N/A	1.35%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	1.97%	N/A	N/A	N/A	2.07%
Average FTE	3,593	156	817	4,566	601	247	5,414	962	6,376

(1)	Included production division overhead and servicing overhead of $6.2 million and $2.7 million, respectively, for the third quarter of 2006. For the third quarter of 2005, the production division overhead and servicing overhead were $4.2 million and $1.9 million, respectively.

(2)	Included are eliminations, deposits, and treasury items, the details of which are provided on page 12.

The following tables provide additional detail on the results for the production divisions of our mortgage banking segment for the three months ended September 30, 2006 and 2005:

	Mortgage Banking Production Divisions
						Financial
						Freedom	Total
	Mortgage Professionals Group				Consumer	(Reverse	Production
	Wholesale	Correspondent	Conduit	Total	Direct	Mortgage)	Divisions
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$15,939	$3,577	$18,327	$37,843	$507	$2,868	$41,218
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	79,916	7,897	17,905	105,718	6,005	45,548	157,271
Service fee income	—	—	—	—	—	5,599	5,599
Gain (loss) on securities	—	—	—	—	—	—	—
Other income	—	—	(153)	(153)	269	187	303

Net revenues (expense)	95,855	11,474	36,079	143,408	6,781	54,202	204,391
Operating expenses	83,575	11,962	7,557	103,094	11,829	34,805	149,728
Deferral of expenses under SFAS 91	(40,282)	(5,767)	—	(46,049)	(5,219)	(7,592)	(58,860)

Pretax income (loss)	52,562	5,279	28,522	86,363	171	26,989	113,523

Net income (loss)	$31,800	$3,194	$17,256	$52,250	$103	$16,282	$68,635

Relevant Financial and Performance Data
Average interest-earning assets	$3,734,539	$830,710	$3,609,638	$8,174,887	$176,232	$801,629	$9,152,748
Allocated capital	192,689	42,780	149,894	385,363	8,822	114,951	509,136
Loans produced	9,280,817	2,503,012	9,078,589	20,862,418	455,643	1,128,203	22,446,264
Loans sold	9,050,759	2,385,091	7,600,746	19,036,596	454,060	1,071,652	20,562,308
MBR margin	1.06%	0.48%	0.48%	0.75%	1.43%	4.52%	0.97%
Pretax income/loan sold	0.58%	0.22%	0.38%	0.45%	0.04%	2.52%	0.55%
ROE	65%	30%	46%	54%	5%	56%	53%
ROA	3.37%	1.52%	1.87%	2.52%	0.22%	6.42%	2.89%
Net interest margin	1.69%	1.71%	2.01%	1.84%	1.14%	1.42%	1.79%
Average FTE	2,507	246	147	2,900	387	1,365	4,652
Three Months Ended September 30, 2005
Operating Results
Net interest income	$15,845	$3,863	$12,719	$32,427	$1,534	$734	$34,695
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	86,078	14,309	(552)	99,835	15,550	21,856	137,241
Service fee income	—	—	—	—	—	3,384	3,384
Gain (loss) on securities	—	—	—	—	—	—	—
Other income	—	—	31	31	88	26	145

Net revenues (expense)	101,923	18,172	12,198	132,293	17,172	26,000	175,465
Operating expenses	64,427	8,562	4,983	77,972	23,393	20,724	122,089
Deferral of expenses under SFAS 91	(34,850)	(5,000)	—	(39,850)	(7,649)	(6,379)	(53,878)

Pretax income (loss)	72,346	14,610	7,215	94,171	1,428	11,655	107,254

Net income (loss)	$43,769	$8,839	$4,365	$56,973	$864	$6,980	$64,817

Relevant Financial and Performance Data
Average interest-earning assets	3,686,819	741,485	2,808,114	7,236,418	377,158	153,529	7,767,105
Allocated capital	172,731	33,623	125,371	331,725	18,206	65,100	415,031
Loans produced	7,749,550	1,651,558	4,718,369	14,119,477	791,707	834,613	15,745,797
Loans sold	7,689,017	1,628,396	5,179,806	14,497,219	780,010	780,007	16,057,236
MBR margin	1.33%	1.12%	0.23%	0.91%	2.19%	2.90%	1.07%
Pretax income/loan sold	0.94%	0.90%	0.14%	0.65%	0.18%	1.49%	0.67%
ROE	101%	104%	14%	68%	19%	43%	62%
ROA	4.70%	4.72%	0.61%	3.12%	0.88%	9.76%	3.24%
Net interest margin	1.71%	2.07%	1.80%	1.78%	1.61%	1.90%	1.77%
Average FTE	1,870	222	116	2,208	561	824	3,593

The following tables provide additional detail on the results for the divisions of our thrift segment for the three months ended September 30, 2006 and 2005:

	Thrift
				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$7,418	$20,430	$10,851	$10,454	$16,488	$1,035	$509	$67,185
Provision for loan losses	—	(2,000)	—	(720)	(2,200)	(18)	(50)	(4,988)
Gain (loss) on sale of loans	—	748	5,788	10,022	—	—	—	16,558
Service fee income	—	—	(397)	—	—	—	—	(397)
Gain (loss) on securities	(493)	—	(3,607)	(47)	—	—	—	(4,147)
Other income	(14)	429	2,392	6,655	703	466	—	10,631

Net revenues (expense)	6,911	19,607	15,027	26,364	14,991	1,483	459	84,842
Operating expenses	315	1,365	5,607	17,690	4,911	1,134	77	31,099
Deferral of expenses under SFAS 91	—	—	(361)	(2,321)	(1,810)	—	—	(4,492)

Pretax income (loss)	6,596	18,242	9,781	10,995	11,890	349	382	58,235

Net income (loss)	$3,991	$11,036	$5,918	$6,652	$7,193	$211	$231	$35,232

Relevant Financial and Performance Data
Average interest-earning assets	$3,527,766	$5,851,294	$1,947,724	$2,568,007	$1,112,338	$135,511	$39,236	$15,181,876
Allocated capital	61,628	220,811	151,013	130,975	108,408	11,583	3,544	687,962
Loans produced	—	—	29,806	770,937	471,150	—	—	1,271,893
Loans sold	—	—	635,366	646,605	—	—	—	1,281,971
ROE	26%	20%	16%	20%	26%	7%	26%	20%
ROA	0.44%	0.74%	1.17%	1.03%	2.58%	0.62%	2.67%	0.91%
Net interest margin	0.83%	1.39%	2.21%	1.62%	5.88%	3.03%	5.15%	1.76%
Efficiency ratio	5%	6%	35%	57%	18%	76%	15%	30%
Average FTE	6	14	76	416	111	27	—	650
Three Months Ended September 30, 2005
Operating Results
Net interest income	$8,217	$19,559	$8,724	$10,781	$11,779	$253	$763	$60,076
Provision for loan losses	—	(1,800)	—	(1,197)	—	(31)	(500)	(3,528)
Gain (loss) on sale of loans	—	4,023	870	9,565	—	—	—	14,458
Service fee income	—	344	1,223	—	1	—	—	1,568
Gain (loss) on securities	—	—	(654)	1,066	—	—	—	412
Other income	—	—	2,527	5,895	314	145	(1)	8,880

Net revenues (expense)	8,217	22,126	12,690	26,110	12,094	367	262	81,866
Operating expenses	279	876	4,059	16,563	4,866	595	222	27,460
Deferral of expenses under SFAS 91	—	—	(548)	(3,172)	(1,776)	—	—	(5,496)

Pretax income (loss)	7,938	21,250	9,179	12,719	9,004	(228)	40	59,902

Net income (loss)	$4,802	$12,856	$5,553	$7,695	$5,447	$(138)	$24	$36,239

Relevant Financial and Performance Data
Average interest-earning assets	$2,189,352	$5,075,925	$1,686,216	$2,198,570	$850,653	$33,155	$48,233	$12,082,104
Allocated capital	39,787	208,202	98,744	106,799	84,970	3,301	4,291	546,094
Loans produced	—	—	57,561	816,358	538,911	—	—	1,412,830
Loans sold	—	298,618	169,791	651,624	—	—	—	1,120,033
ROE	48%	24%	22%	29%	25%	(17)%	2%	26%
ROA	0.87%	1.00%	1.28%	1.38%	2.57%	(1.64)%	0.23%	1.19%
Net interest margin	1.49%	1.53%	2.05%	1.95%	5.49%	3.03%	6.28%	1.97%
Efficiency ratio	3%	4%	28%	49%	26%	149%	29%	26%
Average FTE	6	11	37	421	97	19	10	601

The following tables provide additional detail on deposits, treasury and eliminations for the three months ended September 30, 2006 and 2005:

			Eliminations
			Interdivision	MSR Economic
	Deposits	Treasury	Loan Sales	Value	Other	Total
	(Dollars in thousands)

Three months ended September 30, 2006
Operating Results
Net interest income	$—	$18	$8,290	$—	$4,832	$13,140
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(22,996)	—	—	(22,996)
Service fee income	—	—	422	—	—	422
Gain (loss) on securities	—	—	1,370	—	—	1,370
Other income	896	150	—	—	(1,656)	(610)

Net revenues (expense)	896	168	(12,914)	—	3,176	(8,674)
Operating expenses	7,173	2,227	—	—	3,537	12,937
Deferral of expenses under SFAS 91	—	—	—	—	(718)	(718)

Pretax income (loss)	(6,277)	(2,059)	(12,914)	—	357	(20,893)

Net income (loss)	$(3,798)	$(1,246)	$(7,813)	$—	$216	$(12,641)

Relevant Financial and Performance Data
Average interest-earning assets	$172	$—	$(93,793)	$—	$—	$(93,621)
Allocated capital	1,939	—	—	—	—	1,939
Loans produced	—	—	—	—	—	—
Loans sold	N/A	N/A	(2,990,126)	N/A	N/A	(2,990,126)
ROE	N/A	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A	N/A
Average FTE	277	47	—	—	—	324
Three months ended September 30, 2005
Operating Results
Net interest income	$—	$810	$5,355	$—	$4,003	$10,168
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(10,055)	—	1,800	(8,255)
Service fee income	—	—	1,966	(2,410)	—	(444)
Gain (loss) on securities	—	—	706	—	—	706
Other income	679	156	—	—	(643)	192

Net revenues (expense)	679	966	(2,028)	(2,410)	5,160	2,367
Operating expenses	3,559	1,687	—	—	4,465	9,711
Deferral of expenses under SFAS 91	—	—	—	—	(707)	(707)

Pretax income (loss)	(2,880)	(721)	(2,028)	(2,410)	1,402	(6,637)

Net income (loss)	$(1,742)	$(436)	$(1,227)	$(1,458)	$848	$(4,015)

Relevant Financial and Performance Data
Average interest-earning assets	$175	$—	$(88,237)	$—	$—	$(88,062)
Allocated capital	1,440	—	—	—	—	1,440
Loans produced	—	—	—	—	—	—
Loans sold	N/A	N/A	(1,959,806)	N/A	N/A	(1,959,806)
ROE	N/A	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A	N/A
Average FTE	211	36	—	—	—	247

Accounting Methodology for Reporting Segment Financial Results

The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory risk-based capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit and Corporate Overhead, respectively. Trust preferred securities are allocated to the operating channels which results in higher interest expense at the operating channel level but reduces their capital charge. This is more reflective of our use of trust preferred securities as a component of capital.

The mortgage production divisions are credited with gain on sale of loans based on the actual amount realized for loans sold in the period for the divisions. Loans are occasionally transferred (“sold”) from the production divisions to the thrift divisions at a price based on the estimated fair value, which typically resulted in a premium. The premium for the loans is recorded as a gain in the production divisions and a premium on the asset in the thrift divisions and eliminated in consolidation. In subsequent periods, this premium is amortized as part of the thrift divisions’ net interest margin and the amortization is reversed in Eliminations.

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

The Company hedges the MSRs to protect their economic value. The results in the business segment tables above reflect the economic fair value of MSRs. Prior to the adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”) on January 1, 2006, the economic fair value may have varied from the generally accepted accounting principles (“GAAP”) value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value were eliminated in consolidation. Also during the second quarter of 2006, the Company has revised its capital allocation on MSRs to conform to updated regulatory capital guidelines. Prior period segment data was revised accordingly.

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

The following tables summarize the profitability for the four product groups for the three months ended September 30, 2006 and 2005:

			Home
	Standard	Specialty	Loans &	Specialty
	Consumer	Consumer	Related	Commercial			Total
	Home Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$30,746	$38,672	$44,141	$20,768	$18	$2,366	$136,711
Provision for loan losses	—	(566)	(2,000)	(2,422)	—	—	(4,988)
Gain (loss) on sale of loans	87,979	62,106	10,140	—	—	—	160,225
Service fee income	—	6,965	13,572	—	—	521	21,058
Gain (loss) on securities	—	(3,945)	22,913	—	—	—	18,968
Other income	—	8,379	1,760	2,332	150	979	13,600

Net revenue (expense)	118,725	111,611	90,526	20,678	168	3,866	345,574
Variable expenses	57,213	42,428	4,098	2,225	—	—	105,964
Deferral of expenses under SFAS 91	(44,393)	(18,371)	(1,538)	(1,896)	—	—	(66,198)
Fixed expenses	48,004	25,262	14,013	5,110	2,227	68,746	163,362

Pretax income (loss)	57,901	62,292	73,953	15,239	(2,059)	(64,880)	142,446

Net income (loss)	$35,030	$37,640	$44,742	$9,219	$(1,246)	$(39,205)	$86,180

Balance Sheet Data
Average interest-earning assets	$7,762,761	$5,737,934	$10,237,788	$1,498,138	$—	$270,396	$25,507,017
Allocated capital	$346,735	$386,649	$641,818	$138,726	$—	$357,451	$1,871,379
Performance Ratios
ROE	40%	39%	28%	26%	N/A	N/A	18%
Net interest margin	1.57%	2.67%	1.71%	5.50%	N/A	N/A	2.13%
MBR margin	0.76%	2.27%	1.55%	N/A	N/A	N/A	1.03%
Efficiency ratio	51%	44%	18%	24%	N/A	N/A	58%
Operating Data
Loan production	$19,032,639	$4,278,249	$606,713	$521,575	$—	$—	$24,439,176
Loans sold	$15,612,563	$3,241,590	$654,023	$—	$—	$—	$19,508,176

			Home
	Standard	Specialty	Loans &	Specialty
	Consumer	Consumer	Related	Commercial			Total
	Home Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company
	(Dollars in thousands)

Three Months Ended September 30, 2005
Operating Results
Net interest income	$28,211	$28,153	$40,778	$14,905	$810	$(38)	$112,819
Provision for loan losses	—	(1,546)	(1,800)	(182)	—	—	(3,528)
Gain (loss) on sale of loans	103,657	35,608	11,821	—	—	—	151,086
Service fee income	—	4,607	8,106	1	—	(2,410)	10,304
Gain (loss) on securities	—	412	316	—	—	—	728
Other income	—	7,819	731	1,087	156	1,492	11,285

Net revenue (expense)	131,868	75,053	59,952	15,811	966	(956)	282,694
Variable expenses	58,609	33,506	1,019	4,756	—	—	97,890
Deferral of expenses under SFAS 91	(43,060)	(15,033)	(708)	(1,988)	—	—	(60,789)
Fixed expenses	35,137	14,684	9,482	2,276	1,687	54,055	117,321

Pretax income (loss)	81,182	41,896	50,159	10,767	(721)	(55,011)	128,272

Net income (loss)	$49,115	$25,275	$30,345	$6,514	$(436)	$(33,287)	$77,526

Balance Sheet Data
Average interest-earning assets	$7,201,582	$4,277,106	$7,762,950	$1,077,261	$—	$802,641	$21,121,540
Allocated capital	$315,106	$243,051	$436,624	$103,738	$—	$316,842	$1,415,361
Performance Ratios
ROE	62%	41%	28%	25%	N/A	N/A	22%
Net interest margin	1.55%	2.61%	2.08%	5.49%	N/A	N/A	2.12%
MBR margin	1.01%	2.46%	2.13%	N/A	N/A	N/A	1.22%
Efficiency ratio	38%	43%	16%	32%	N/A	N/A	54%
Operating Data
Loan production	$13,283,041	$3,295,823	$274,372	$635,830	$—	$—	$17,489,066
Loans sold	$13,118,592	$1,800,253	$620,364	$—	$—	$—	$15,539,209

The following tables provide details on the profitability for the standard consumer home loans held for sale group for the three months ended September 30, 2006 and 2005:

	Standard Consumer Home Loans Held for Sale
	Agency
	Conforming	Alt-A	Subprime	Total
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$393	$21,316	$9,037	$30,746
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	333	82,500	5,146	87,979
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	726	103,816	14,183	118,725
Variable expenses	1,593	48,241	7,379	57,213
Deferral of expenses under SFAS 91	(1,236)	(37,431)	(5,726)	(44,393)
Fixed expenses	1,202	42,350	4,452	48,004

Pretax income (loss)	(833)	50,656	8,078	57,901

Net income (loss)	$(504)	$30,647	$4,887	$35,030

Balance Sheet Data
Average interest-earning assets	$102,987	$6,221,229	$1,438,545	$7,762,761
Allocated capital	$4,186	$255,304	$87,245	$346,735
Performance Ratios
ROE	(48)%	48%	22%	40%
Net interest margin	1.51%	1.36%	2.49%	1.57%
MBR margin	0.48%	0.70%	2.30%	0.76%
Efficiency ratio	215%	51%	43%	51%
Operating Data
Loan production	$177,832	$18,143,707	$711,100	$19,032,639
Loans sold	$150,317	$14,846,766	$615,480	$15,612,563
Three Months Ended September 30, 2005
Operating Results
Net interest income	$765	$20,455	$6,991	$28,211
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	1,572	95,868	6,217	103,657
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	2,337	116,323	13,208	131,868
Variable expenses	2,957	48,422	7,230	58,609
Deferral of expenses under SFAS 91	(2,171)	(35,638)	(5,251)	(43,060)
Fixed expenses	1,427	29,827	3,883	35,137

Pretax income (loss)	124	73,712	7,346	81,182

Net income (loss)	$75	$44,596	$4,444	$49,115

	Standard Consumer Home Loans Held for Sale
	Agency
	Conforming	Alt-A	Subprime	Total
	(Dollars in thousands)

Balance Sheet Data
Average interest-earning assets	$149,465	$6,175,572	$876,545	$7,201,582
Allocated capital	$6,413	$263,788	$44,905	$315,106
Performance Ratios
ROE	5%	67%	39%	62%
Net interest margin	2.03%	1.31%	3.16%	1.55%
MBR margin	0.76%	0.95%	2.56%	1.01%
Efficiency ratio	95%	37%	44%	38%
Operating Data
Loan production	$276,263	$12,373,817	$632,961	$13,283,041
Loans sold	$308,799	$12,294,644	$515,149	$13,118,592

The following tables provide details on the profitability for the specialty consumer home loans held for sale and/or investment group for the three months ended September 30, 2006 and 2005:

	Specialty Consumer Home Loans Held for Sale and/or Investment
	HELOCs/	Reverse
	Seconds	Mortgages	CTP/Lot	Discontinued	Total
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$23,771	$2,868	$11,524	$509	$38,672
Provision for loan losses	—	—	(516)	(50)	(566)
Gain (loss) on sale of loans	3,885	45,548	12,673	—	62,106
Service fee income	1,366	5,599	—	—	6,965
Gain (loss) on securities	(3,898)	—	(47)	—	(3,945)
Other income	2,700	187	5,492	—	8,379

Net revenues (expense)	27,824	54,202	29,126	459	111,611
Variable expenses	13,444	20,319	8,665	—	42,428
Deferral of expenses under SFAS 91	(8,544)	(7,592)	(2,235)	—	(18,371)
Fixed expenses	2,964	14,486	7,735	77	25,262

Pretax income (loss)	19,960	26,989	14,961	382	62,292

Net income (loss)	$12,076	$16,282	$9,051	$231	$37,640

Balance Sheet Data
Average interest-earning assets	$2,589,343	$801,629	$2,307,726	$39,236	$5,737,934
Allocated capital	$237,260	$34,404	$111,441	$3,544	$386,649
Performance Ratios
ROE	20%	188%	32%	26%	39%
Net interest margin	3.64%	1.42%	1.98%	5.15%	2.67%
MBR margin	0.83%	4.52%	1.96%	N/A	2.27%
Efficiency ratio	28%	50%	48%	15%	44%
Operating Data
Loan production	$1,839,049	$1,128,203	$1,310,997	$—	$4,278,249
Loans sold	$1,523,333	$1,071,652	$646,605	$—	$3,241,590

	Specialty Consumer Home Loans Held for Sale and/or Investment
	HELOCs/	Reverse
	Seconds	Mortgages	CTP/Lot	Discontinued	Total
	(Dollars in thousands)

Three Months Ended September 30, 2005
Operating Results
Net interest income	$15,798	$734	$10,858	$763	$28,153
Provision for loan losses	—	—	(1,046)	(500)	(1,546)
Gain (loss) on sale of loans	3,597	21,856	10,155	—	35,608
Service fee income	1,223	3,384	—	—	4,607
Gain (loss) on securities	(654)	—	1,066	—	412
Other income	2,527	26	5,267	(1)	7,819

Net revenues (expense)	22,491	26,000	26,300	262	75,053
Variable expenses	11,244	14,236	8,026	—	33,506
Deferral of expenses under SFAS 91	(5,694)	(6,379)	(2,960)	—	(15,033)
Fixed expenses	1,008	6,488	6,966	222	14,684

Pretax income (loss)	15,933	11,655	14,268	40	41,896

Net income (loss)	$9,639	$6,980	$8,632	$24	$25,275

Balance Sheet Data
Average interest-earning assets	$2,078,870	$153,529	$1,996,474	$48,233	$4,277,106
Allocated capital	$131,635	$16,657	$90,468	$4,291	$243,051
Performance Ratios
ROE	29%	166%	38%	2%	41%
Net interest margin	3.01%	1.90%	2.16%	6.28%	2.61%
MBR margin	2.54%	2.90%	1.90%	N/A	2.46%
Efficiency ratio	29%	55%	44%	29%	43%
Operating Data
Loan production	$1,106,109	$834,613	$1,355,101	$—	$3,295,823
Loans sold	$368,622	$780,007	$651,624	$—	$1,800,253

The following tables provide details on the profitability for the home loans and related investments group for the three months ended September 30, 2006 and 2005:

	Home Loans and Related Investments
	Retained Assets		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$14,803	$7,418	$21,920	$44,141
Provision for loan losses	—	—	(2,000)	(2,000)
Gain (loss) on sale of loans	9,392	—	748	10,140
Service fee income	13,572	—	—	13,572
Gain (loss) on securities	23,406	(493)	—	22,913
Other income	1,345	(14)	429	1,760

Net revenues (expense)	62,518	6,911	21,097	90,526
Variable expenses	4,098	—	—	4,098
Deferral of expenses under SFAS 91	(1,538)	—	—	(1,538)
Fixed expenses	12,333	315	1,365	14,013

Pretax income (loss)	47,625	6,596	19,732	73,953

Net income (loss)	$28,813	$3,991	$11,938	$44,742

Balance Sheet Data
Average interest-earning assets	$878,038	$3,527,766	$5,831,984	$10,237,788
Allocated capital	$360,151	$61,628	$220,039	$641,818
Performance Ratios
ROE	32%	26%	22%	28%
Net interest margin	6.69%	0.83%	1.49%	1.71%
MBR margin	1.44%	N/A	N/A	1.55%
Efficiency ratio	24%	5%	6%	18%
Operating Data
Loan production	$606,713	$—	$—	$606,713
Loans sold	$654,023	$—	$—	$654,023

	Home Loans and Related Investments
	Retained Assets		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total
	(Dollars in thousands)

Three Months Ended September 30, 2005
Operating Results
Net interest income	$11,242	$8,217	$21,319	$40,778
Provision for loan losses	—	—	(1,800)	(1,800)
Gain (loss) on sale of loans	7,604	—	4,217	11,821
Service fee income	7,762	—	344	8,106
Gain (loss) on securities	316	—	—	316
Other income	731	—	—	731

Net revenues (expense)	27,655	8,217	24,080	59,952
Variable expenses	1,019	—	—	1,019
Deferral of expenses under SFAS 91	(708)	—	—	(708)
Fixed expenses	8,327	279	876	9,482

Pretax income (loss)	19,017	7,938	23,204	50,159

Net income (loss)	$11,505	$4,802	$14,038	$30,345

Balance Sheet Data
Average interest-earning assets	$519,850	$2,189,352	$5,053,748	$7,762,950
Allocated capital	$189,744	$39,787	$207,093	$436,624
Performance Ratios
ROE	24%	48%	27%	28%
Net interest margin	8.58%	1.49%	1.67%	2.08%
MBR margin	2.79%	N/A	N/A	2.13%
Efficiency ratio	31%	3%	3%	16%
Operating Data
Loan production	$274,372	$—	$—	$274,372
Loans sold	$321,746	$—	$298,618	$620,364

The following table provides details on the profitability for the specialty commercial loans held for investment group for the three months ended September 30, 2006 and 2005:

	Specialty Commercial Loans Held for Investment
	Single		Warehouse
	Spec	Subdivision	Lending	Total
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$3,245	$16,488	$1,035	$20,768
Provision for loan losses	(204)	(2,200)	(18)	(2,422)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	1,163	703	466	2,332

Net revenues (expense)	4,204	14,991	1,483	20,678
Variable expenses	709	1,516	—	2,225
Deferral of expenses under SFAS 91	(86)	(1,810)	—	(1,896)
Fixed expenses	581	3,395	1,134	5,110

Pretax income (loss)	3,000	11,890	349	15,239

Net income (loss)	$1,815	$7,193	$211	$9,219

Balance Sheet Data
Average interest-earning assets	$250,289	$1,112,338	$135,511	$1,498,138
Allocated capital	$18,735	$108,408	$11,583	$138,726
Performance Ratios
ROE	38%	26%	N/A	26%
Net interest margin	5.14%	5.88%	N/A	5.50%
Efficiency ratio	27%	18%	N/A	24%
Operating Data
Loan production	$50,425	$471,150	$—	$521,575
Loans sold	$—	$—	$—	$—
Three Months Ended September 30, 2005
Operating Results
Net interest income	$2,873	$11,779	$253	$14,905
Provision for loan losses	(151)	—	(31)	(182)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	1	—	1
Gain (loss) on securities	—	—	—	—
Other income	628	314	145	1,087

Net revenues (expense)	3,350	12,094	367	15,811
Variable expenses	887	3,869	—	4,756
Deferral of expenses under SFAS 91	(212)	(1,776)	—	(1,988)
Fixed expenses	684	997	595	2,276

Pretax income (loss)	1,991	9,004	(228)	10,767

Net income (loss)	$1,205	$5,447	$(138)	$6,514

	Specialty Commercial Loans Held for Investment
	Single		Warehouse
	Spec	Subdivision	Lending	Total
	(Dollars in thousands)

Balance Sheet Data
Average interest-earning assets	$193,453	$850,653	$33,155	$1,077,261
Allocated capital	$15,467	$84,970	$3,301	$103,738
Performance Ratios
ROE	31%	25%	N/A	25%
Net interest margin	5.89%	5.49%	N/A	5.49%
Efficiency ratio	39%	26%	N/A	32%
Operating Data
Loan production	$96,919	$538,911	$—	$635,830
Loans sold	$—	$—	$—	$—

The following table provides details on the overhead costs for the three months ended September 30, 2006 and 2005:

					Total
	Servicing OH	MB OH	Deposit OH	Corporate OH	Overhead
	(Dollars in thousands)

Three Months Ended September 30, 2006
Operating Results
Net interest income	$(115)	$(73)	$3,954	$(1,400)	$2,366
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	521	521
Gain (loss) on securities	—	—	—	—	—
Other income	730	116	896	(763)	979

Net revenues (expense)	615	43	4,850	(1,642)	3,866
Variable expenses	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	5,104	10,263	11,127	42,252	68,746

Pretax income (loss)	(4,489)	(10,220)	(6,277)	(43,894)	(64,880)

Net income (loss)	$(2,716)	$(6,183)	$(3,798)	$(26,508)	$(39,205)

Balance Sheet Data
Average interest-earning assets	$—	$41	$172	$270,183	$270,396
Allocated capital	$177	$10,500	$1,939	$344,835	$357,451
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

					Total
	Servicing OH	MB OH	Deposit OH	Corporate OH	Overhead
	(Dollars in thousands)

Three Months Ended September 30, 2005
Operating Results
Net interest income	$(55)	$50	$3,729	$(3,762)	$(38)
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	(2,410)	(2,410)
Gain (loss) on securities	—	—	—	—	—
Other income	634	(12)	679	191	1,492

Net revenues (expense)	579	38	4,408	(5,981)	(956)
Variable expenses	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	3,760	6,970	7,288	36,037	54,055

Pretax income (loss)	(3,181)	(6,932)	(2,880)	(42,018)	(55,011)

Net income (loss)	$(1,925)	$(4,194)	$(1,742)	$(25,426)	$(33,287)

Balance Sheet Data
Average interest-earning assets	$—	$51	$175	$802,415	$802,641
Allocated capital	$3,941	$6,821	$1,440	$304,640	$316,842
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

LOAN PRODUCTION

The Company’s total mortgage production of $24.0 billion for the third quarter of 2006 reflects a record high, up 19% compared to the second quarter of 2006, and up 41% from the third quarter of 2005. The production growth was accomplished through our continued drive to leverage our mortgage banking platform. The mortgage professionals group, including conduit, increased its volume by 48% over the third quarter of 2005, contributing 96% of our production growth. Since the third quarter of 2005, we opened five new operations centers. Our expansion into new regions, the hiring of new salespeople, and the roll-out of new products are expected to drive overall production higher in the future.

On October 24, 2006, the MBA issued a forecast of the industry volume for 2006 of $2.5 trillion, which represents a 19% decline from 2005. The third quarter of 2006 estimate of $620 billion represents a 14% decrease from the second quarter of 2006, and a 29% decline from the third quarter of 2005. Based on this forecast, our market share is 3.87% this quarter, up from 2.78% in the second quarter of 2006 and 1.95% in the third quarter of 2005.

Total loan production, including subdivision construction, reached $24.4 billion for the third quarter of 2006, a record for the Company.

At September 30, 2006, our total pipeline of loans in process was a quarter-end record high of $14.6 billion, up 16% from June 30, 2006 and 41% from September 30, 2005. Total pipeline of loans in process included rate lock commitments we have provided on loans that are specifically identified or non-specific bulk packages, and loan applications we have received for which the borrower has not yet locked in the interest rate commitment. Non-specific bulk packages represented pools of loans the Company has committed to purchase, where the pool characteristics are specified but the actual loans are not.

The following summarizes our loan production and pipeline by purpose, interest rate type, product type, S&P lifetime loss estimate, geographic distribution, and channels as of and for the quarters ended September 30, 2006 and 2005 and June 30, 2006:

	As of and for the Three Months Ended
	September 30,	September 30,	%	June 30,	%
	2006	2005	Change	2006	Change
	(Dollars in millions)

Production and Pipeline by Purpose:
Mortgage loan production:
Purchase transactions	$9,682	$7,425	30%	$8,284	17%
Cash-out refinance transactions	10,656	7,790	37%	9,373	14%
Rate/term refinance transactions	3,630	1,735	109%	2,403	51%

Total mortgage loan production	$23,968	$16,950	41%	$20,060	19%

% purchase and cash-out refinance transactions	85%	90%		88%
Mortgage industry market share	3.87%	1.95%	98%	2.78%	39%
Mortgage pipeline:
Purchase transactions	$4,595	$3,654	26%	$4,459	3%
Cash-out refinance transactions	5,210	3,945	32%	4,062	28%
Rate/term refinance transactions	1,930	1,346	43%	1,492	29%

Total specific rate locks	11,735	8,945	31%	10,013	17%
Non-specific rate locks on bulk purchases	2,821	1,388	103%	2,514	12%

Total pipeline at period end	$14,556	$10,333	41%	$12,527	16%

	Three Months Ended
	September 30,	September 30,	June 30,
	2006	2005	2006

Production by Interest Rate Type as a Percentage of Mortgage Production:
Fixed rate mortgages	20%	23%	20%
Interest-only loans	39%	30%	37%
ARMs	11%	12%	15%
Intermediate term fixed rate loans	7%	9%	7%
Pay option ARMS	23%	26%	21%

	100%	100%	100%

	Three Months Ended					Nine Months Ended
	September 30,	September 30,	%	June 30,	%	September 30,	September 30,	%
	2006	2005	Change	2006	Change	2006	2005	Change
	(Dollars in millions)

Production by Product Type:
Standard First Mortgage Products:
Alt-A	$19,103	$13,016	47%	$15,090	27%	$49,642	$33,276	49%
Agency conforming	260	315	(17)%	244	7%	783	843	(7)%
Subprime	729	639	14%	505	44%	1,788	1,576	13%

Total standard first mortgage products (S&P evaluated)(1)	20,092	13,970	44%	15,839	27%	52,213	35,695	46%
Specialty Consumer Home Mortgage Products:
Home equity line of credit(2) /Seconds	1,840	1,106	66%	1,860	(1)%	5,343	2,420	121%
Reverse mortgages	1,128	835	35%	1,337	(16)%	3,583	1,981	81%
Consumer construction(2)	908	1,039	(13)%	1,024	(11)%	2,866	2,655	8%

Subtotal mortgage production	23,968	16,950	41%	20,060	19%	64,005	42,751	50%
Builder construction commitments(2)	471	539	(13)%	531	(11)%	1,365	1,486	(8)%

Total production	$24,439	$17,489	40%	$20,591	19%	$65,370	$44,237	48%

The following summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the three months ended September 30, 2006 and 2005, and June 30, 2006:

	Three Months Ended
	September 30, 2006		September 30, 2005		June 30, 2006
	Average		Average		Average
	Lifetime	% of	Lifetime	% of	Lifetime	% of
	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total
	(Dollars in millions)

Production by S&P Lifetime Loss Estimate(1):
Agency conforming equivalent (<48 bps)	0.23%	48%	0.21%	54%	0.22%	48%
Prime Alt-A equivalent (48-135 bps)	0.76%	44%	0.75%	40%	0.76%	45%
Subprime equivalent (>135 bps)	4.82%	8%	4.84%	6%	4.16%	7%

Total S&P lifetime loss estimate	0.82%	100%	0.72%	100%	0.74%	100%

Total S&P evaluated production		$20,092		$13,970		$15,839

	Three Months Ended
	September 30, 2006			September 30, 2005			June 30, 2006
	Production	FICO	CLTV(3)	Production	FICO	CLTV(3)	Production	FICO	CLTV(3)

Total production	$24,439	N/A	N/A	$17,489	N/A	N/A	$20,591	N/A	N/A
Less:
Home equity line of credit(2)/Seconds	1,840	716	87%	1,106	704	88%	1,860	716	86%
Reverse mortgages	1,128	N/A	53%	835	N/A	53%	1,337	N/A	53%
Consumer construction(2)	908	722	76%	1,039	721	74%	1,024	724	77%
Builder construction commitments	471	N/A	74%	539	N/A	71%	531	N/A	82%

Total S&P evaluated production	$20,092	702	81%	$13,970	703	77%	$15,839	702	80%

(1)	While Indymac production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, and construction loans.

(2)	Amount represents total commitments.

(3)	Combined loan-to-value ratio for loans in the second lien position is used to calculate weighted average original loan-to-value ratio for the portfolio.

In the second quarter of 2006, S&P introduced version 5.7 of the S&P Levels model, which we adopted in the third quarter of 2006. This new version incorporates several enhancements including more severe subordination for loans with subordinate financing and low FICO scores, and updated House Price Index and Housing Volatility Index. All prior periods have been restated utilizing the new model. The loss estimates above are shown to describe the relative level of credit risk in our loan production at time of origination. Because the Company routinely sells the vast majority of loans produced, the above estimates do not reflect the amount of credit risk retained by the Company.

Total average lifetime loss rate for the third quarter of 2006 increased eight basis points from 0.74% for the second quarter of 2006 to 0.82%, driven by an increase in loans with subordinate financing and subprime loans originated during the quarter.

The following indicates the geographic distribution of our production for the three months ended September 30, 2006 and 2005 and June 30, 2006:

	September 30,	September 30,	June 30,
	2006	2005	2006

Production by Geographic Distribution:
California	45%	43%	44%
Florida	8%	8%	9%
New York	6%	6%	6%
Virginia	4%	5%	4%
New Jersey	4%	4%	4%
Other	33%	34%	33%

Total	100%	100%	100%

The following summarizes our loan production by divisions for the three months ended September 30, 2006 and 2005, and June 30, 2006, and nine months ended September 30, 2006 and 2005.

	Three Months Ended					Nine Months Ended
	September 30,	September 30,	%	June 30,	%	September 30,	September 30,	%
	2006	2005	Change	2006	Change	2006	2005	Change
	(Dollars in millions)

Production by Divisions:
Mortgage Loan Production:
Mortgage Professionals Group Wholesale(1)	$9,281	$7,749	20%	$8,825	5%	$26,887	$20,957	28%
Correspondent	2,503	1,652	52%	2,528	(1)%	7,307	3,965	84%
Conduit	9,078	4,718	92%	5,471	66%	20,685	10,530	96%
Consumer Direct	456	792	(42)%	552	(17)%	1,533	2,216	(31)%
Financial Freedom	1,128	835	35%	1,337	(16)%	3,583	1,981	81%
Servicing Retention	721	330	118%	540	34%	1,688	726	133%
Home Equity Division	30	58	(48)%	33	(9)%	93	156	(40)%
Consumer Construction and Lot	771	816	(6)%	774	0%	2,229	2,220	0%

Total Mortgage Loan Production	23,968	16,950	41%	20,060	19%	64,005	42,751	50%
Commercial Loan Production:
Builder Construction	471	539	(13)%	531	(11)%	1,365	1,486	(8)%

Total Production	$24,439	$17,489	40%	$20,591	19%	$65,370	$44,237	48%

(1)	Wholesale channel includes $898 million, $378 million, and $709 million of production from emerging bankers/brokers sales for the quarters ended September 30, 2006 and 2005 and June 30, 2006. The emerging bankers/brokers sales force focuses on small and geographically remote mortgage brokers through centralized in-house sales personnel instead of field sales personnel.

Key production drivers for the mortgage professionals group’s wholesale and correspondent channels for the three months ended September 30, 2006 and 2005 and June 30, 2006 follow:

	Three Months Ended
	September 30,	September 30,	%	June 30,	%
	2006	2005	Change	2006	Change

Key Production Drivers:
Active customers during the quarter(1)	7,686	6,473	19%	7,472	3%
Sales personnel	992	692	43%	952	4%
Number of regional offices	16	11	45%	15	7%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

LOAN SALES

The following table summarizes loans sold and the relevant performance ratios on loan sales during the three and nine months ended September 30, 2006 and 2005 and the three months ended June 30, 2006:

	Three Months Ended					Nine Months Ended
	September 30,	September 30,	%	June 30,	%	September 30,	September 30,	%
	2006	2005	Change	2006	Change	2006	2005	Change
	(Dollars in millions)

Total loans sold	$19,508	$15,539	26%	$19,415	0%	$55,632	$36,727	51%
Ratios:
Gross MBR margin before hedging	1.44%	0.91%	57%	0.99%	45%	1.11%	1.43%	(22)%
Net MBR margin after hedging	1.03%	1.22%	(15)%	1.23%	(16)%	1.12%	1.51%	(25)%

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

Included in the gain on sale of loans in the second quarter of 2006 were $9.7 million of losses related to the establishment of a reserve for fraud losses on certain lot loans. The Company discovered that 45 lot loans related to two developments in Michigan and Florida were the subject of criminal fraud on the part of the developers, brokers, appraisers and closing agents. These loans had outstanding principal balances of approximately $13.9 million before the reserve for fraud losses. At September 30, 2006, the book value of loans totaling $5.3 million are on non-accrual status. We have since performed a full portfolio review and implemented a series of product guideline changes, operational changes and fraud prevention measures to mitigate future occurrences of this kind. We believe there are no further incidences of fraud in its existing book of lot loans of similar size or scope.

The following tables summarize MBR margin by channel and product for the three months ended September 30, 2006 and 2005 and June 30, 2006:

	Three Months Ended
	September 30,	September 30,	June 30,
	2006	2005	2006

MBR Margin by Channel:
Wholesale	1.06%	1.33%	1.31%
Correspondent	0.48%	1.12%	0.76%
Conduit	0.48%	0.23%	0.60%
Consumer Direct	1.43%	2.19%	1.87%
Financial Freedom	4.52%	2.90%	3.31%
Other	1.29%	1.49%	1.34%
Total MBR margin	1.03%	1.22%	1.23%
MBR Margin by Product:
Agency Conforming	0.48%	0.76%	0.63%
Alt-A	0.70%	0.95%	1.17%
Subprime	2.30%	2.56%	2.36%
HELOC/Seconds	0.83%	2.54%	0.20%
Reverse Mortgages	4.52%	2.90%	3.31%
CTP/Lot	1.96%	1.90%	0.81%
Other	1.55%	2.13%	1.41%
Total MBR margin	1.03%	1.22%	1.23%

The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale to protect its margin on sale of loans. Indymac focuses on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and optimize hedge costs. By closely monitoring key factors, such as product type, origination channels, progress or “status” of transactions, as well as changes in market interest rates since Indymac committed a rate to the borrower (“rate lock commitments”), the Company seeks to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, the Company has been able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments.

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

The following shows the various channels through which loans were distributed:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
		(Dollars in millions)

Distribution of Loan Sales by Channel
Sales of government-sponsored enterprises (“GSEs”) equivalent loans	16%	17%	18%	18%	16%
Private-label securitizations	38%	60%	46%	40%	63%
Whole loan sales, servicing retained	38%	16%	33%	36%	13%
Whole loan sales, servicing released	1%	2%	2%	2%	3%

Subtotal sales	93%	95%	99%	96%	95%
Investment portfolio acquisitions	7%	5%	1%	4%	5%

Total loan distribution percentage	100%	100%	100%	100%	100%

Total loan distribution	$20,914	$16,283	$19,631	$57,870	$38,698

We maintain multiple channels for loan dispositions to achieve sustainable liquidity and develop a deep and diverse investor base. Also, through multiple channels, Indymac endeavors to consistently sell investment and non-investment grade bonds, AAA-rated and agency interest-only securities, and whole loans for cash.

In conjunction with the sale of mortgage loans, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $160.2 million in gain on sale of loans earned during the three months ended September 30, 2006 included the retention of $258.2 million in MSRs and $62.1 million of other retained assets. During the three months ended September 30, 2006, assets previously retained generated cash flows of $185.2 million. More information on the valuation assumptions related to the Company’s retained assets can be found at page 37, under the heading “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities.”

MORTGAGE SERVICING AND OTHER RETAINED ASSETS

MORTGAGE SERVICING AND MORTGAGE SERVICING RIGHTS

Indymac’s total loans serviced for others reached $124.4 billion (including reverse mortgages and HELOCs) at September 30, 2006, with a weighted average coupon of 6.96%. In comparison, Indymac serviced $110.0 billion of mortgage loans owned by others at June 30, 2006, with a weighted average coupon of 6.70%; and $73.8 billion at September 30, 2005, with a weighted average coupon of 5.98%. The activity in the servicing portfolios for the quarters ended September 30, 2006 and 2005 and June 30, 2006, and for the nine months ended September 30, 2006 and 2005 follows:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
	(Dollars in millions)

Unpaid principal balance at beginning of period	$109,989	$63,676	$96,512	$84,495	$50,219
Additions	20,709	15,561	19,422	56,822	36,567
Clean-up calls exercised	—	—	(31)	(31)	(113)
Loan payments and prepayments	(6,303)	(5,450)	(5,914)	(16,891)	(12,886)

Unpaid principal balance at end of period	$124,395	$73,787	$109,989	$124,395	$73,787

The following tables provide additional information related to the servicing portfolio:

	As of
	September 30,	September 30,	June 30,
	2006	2005	2006

By Product Type:
Fixed rate mortgages	34%	37%	35%
Intermediate term fixed rate loans	29%	26%	28%
Pay option ARMs	25%	25%	25%
Reverse mortgages (all ARMs)	9%	9%	9%
HELOCs	2%	2%	2%
Other	1%	1%	1%

Total	100%	100%	100%

Additional Information, Excluding Reverse Mortgages:
Weighted average FICO	703	699	703
Weighted average original LTV(1)	73%	73%	72%
Average original loan size (in thousands)	228	210	225
Percentage of portfolio with prepayment penalty	42%	34%	40%
By Geographic Distribution:
California	42%	42%	42%
New York	8%	9%	8%
Florida	8%	7%	8%
New Jersey	4%	5%	4%
Virginia	4%	3%	4%
Other	34%	34%	34%

Total	100%	100%	100%

(1)	Combined loan-to-value ratio for loans in the second lien position is used to calculate weighted average original loan-to-value ratio for the portfolio.

(2)	Capitalized MSRs totaled $1.63 billion as of September 30, 2006 and $1.60 billion as of June 30, 2006, an increase of $32.5 million. The activities in MSRs follow:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$1,598,821	$738,844	$1,354,433	$1,094,490	$640,794
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	17,561	—
Additions from loan sale or securitization	258,249	212,857	268,515	756,821	489,821
Purchase or assumption	8,631	(89)	27	8,658	5,463
Transfers to prepayment penalty and/or AAA-rated and agency interest-only securities	(2,601)	—	—	(2,601)	(8,491)
Clean-up calls exercised	—	(730)	(274)	(274)	(2,597)
Change in fair value due to run-off	(97,714)	N/A	(88,261)	(254,133)	N/A
Change in fair value due to market changes	(133,471)	N/A	76,670	27,253	N/A
Change in fair value due to application of external benchmarking policies	(599)	N/A	(12,289)	(16,459)	N/A
Amortization	—	(60,911)	—	—	(158,786)
Valuation/impairment	—	50,635	—	—	(25,598)

Balance at end of period	$1,631,316	$940,606	$1,598,821	$1,631,316	$940,606

MSRs fair value as a percentage of unpaid principal balance (in bps)	131	127	145	131	127

The fair value of MSRs is determined using discounted cash flow techniques benchmarked against third party opinions of value. Estimates of fair value involve several assumptions, including assumptions about future prepayment rates, market expectations of future interest rates and discount rates. Prepayment rates are projected using a prepayment model developed by a third party vendor and calibrated for the Company’s collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information. Refer to “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 37 for further detail on the valuation assumptions.

Effective January 1, 2006, SFAS No. 156 allowed us to elect to measure MSRs using the fair value method instead of the amortization method. Therefore, change in value due to run-off of the portfolio is recorded as valuation adjustment instead of the amortization for periods beginning in 2006. The components of service fee income (expense) are as follows:

	Three Months Ended
	September 30,	BPS	September 30,	BPS	June 30,	BPS
	2006	UPB	2005	UPB	2006	UPB
	(Dollars in thousands)

Service fee (expense) income:
Gross service fee income	$133,818	46	$75,246	44	$117,787	45
Change in value due to portfolio run offs/Amortization	(97,714)	(33)	(60,912)	(36)	(88,261)	(34)

Service fee income, net of change in value due to portfolio run-off/amortization	36,104	13	14,334	8	29,526	11
Change in value due to application of external benchmarking policies	(599)	—	—	—	(12,289)	(5)
Valuation adjustment due to market changes	(133,471)	(46)	50,635	30	76,670	30
Hedge gain (loss) on MSRs	119,024	41	(54,665)	(32)	(66,660)	(26)

Total service fee income	$21,058	8	$10,304	6	$27,247	10

	Nine Months Ended
	September 30,	BPS	September 30,	BPS
	2006	UPB	2005	UPB
	(Dollars in thousands)

Service fee (expense) income:
Gross service fee income	$349,798	45	$194,592	43
Change in value due to portfolio run offs/Amortization	(254,133)	(33)	(158,787)	(35)

Service income, net of change in value due to portfolio run offs/amortization	95,665	12	35,805	8
Change in value due to application of external benchmarking policies	(16,459)	(2)	—	—
Valuation adjustment due to market changes	27,253	4	(25,598)	(6)
Hedge (loss) gain on MSRs	(27,265)	(4)	15,314	3

Total service fee income	$79,194	10	$25,521	5

In addition to the hedging gain (loss) on MSRs, the Company also uses other hedging strategies to manage its economic risks associated with MSRs. A summary of the performance on MSRs, including AAA-rated and agency interest-only securities, residual securities, and hedges for the respective periods follows:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
	(Dollars in thousands)

Valuation adjustment due to market changes	$(134,070)	$50,635	$64,381	$10,794	$(25,598)
Hedge gain (loss) on MSRs	119,024	(54,665)	(66,660)	(27,265)	15,314
Unrealized (loss) gain on AAA-rated and agency interest-only securities and residual securities	(504)	(518)	5,566	11,346	(17,612)
Unrealized gain (loss) on principal-only securities	5,008	5	(5,614)	(1,500)	(91)
Unrealized gain on prepayment penalty securities	13,250	1,310	10,909	17,907	18,484
Other	1,476	(604)	(1,102)	(944)	5,651

Net (loss) gain on MSRs, AAA-rated and agency interest-only securities, residual securities, and hedges	$4,184	$(3,837)	$7,480	$10,338	$(3,852)

During the third quarter of 2006, we had a strong hedge performing with a net gain on MSRs, AAA-rated and agency interest-only securities, residual securities, and related hedges of $4.2 million compared to a net loss of $3.8 million for the third quarter of 2005. We also recorded a net gain of $10.3 million and a net loss of $3.9 million for nine months ended September 30, 2006 and 2005, respectively.

OTHER RETAINED ASSETS

The carrying value of AAA-rated and agency interest-only, principal-only, prepayment penalty, residual and non-investment grade securities is evaluated by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. The models used for estimation are periodically tested against historical prepayment speeds and our valuations are benchmarked to external sources, where available. We also may retain certain other investment grade securities from our securitizations and to a lesser extent purchase them from third parties to serve as hedges for our AAA-rated and agency interest-only securities.

A summary of the activity of the retained assets follows:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
	(Dollars in thousands)

AAA-rated and agency interest-only securities:
Beginning balance	$64,373	$63,052	$84,816	$78,731	$90,658
Retained investments from securitizations	15,057	11,558	—	20,253	15,664
Sales	—	—	(22,939)	(22,939)	—
Clean-up calls exercised	—	—	(107)	(107)	(171)
Cash received, net of accretion	(2,361)	(5,469)	(3,669)	(11,636)	(17,352)
Valuation gains (losses) before hedges	(8,629)	4,864	6,272	4,138	(14,794)

Ending balance	$68,440	$74,005	$64,373	$68,440	$74,005

Principal-only securities:
Beginning balance	$129,951	$—	$12,820	$9,483	$18,598
Retained investments from securitizations	3,238	2,351	3,445	10,907	3,770
Purchases	—	—	121,281	121,281	—
Sales	(100,761)	—	—	(100,761)	(19,448)
Cash received, net of accretion	(2,278)	(5)	(1,981)	(4,252)	(478)
Valuation gains (losses) before hedges	5,008	5	(5,614)	(1,500)	(91)

Ending balance	$35,158	$2,351	$129,951	$35,158	$2,351

Prepayment penalty securities:
Beginning balance	$80,036	$62,283	$66,949	$75,741	$33,451
Retained investments from securitizations	13,801	20,998	13,466	35,858	31,140
Transfer from MSRs/residual securities	3,642	—	—	3,642	8,491
Cash received, net of accretion	(12,307)	(8,413)	(11,288)	(34,726)	(15,388)
Valuation gains (losses) before hedges	13,250	1,310	10,909	17,907	18,484

Ending balance	$98,422	$76,178	$80,036	$98,422	$76,178

Residual securities(1):
Beginning balance	$240,522	$145,794	$205,128	$167,771	$135,386
Retained investments from securitizations	23,608	17,404	43,933	109,417	35,584
Transfer to prepayment penalty securities	(1,041)	—	—	(1,041)	—
Impairments	(3,626)	—	(1,300)	(4,926)	—
Cash received, net of accretion	(6,431)	(3,414)	(3,255)	(15,735)	(15,322)
Valuation gains (losses) before hedges	8,626	(5,450)	(3,984)	6,172	(1,314)

Ending balance	$261,658	$154,334	$240,522	$261,658	$154,334

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
	(Dollars in thousands)

Investment-grade securities:
Beginning balance	$187,945	$94,346	$145,499	$92,120	$146,822
Retained investments from securitizations	3,092	—	25,808	43,701	33,924
Purchases	7,369	—	23,974	72,366	—
Impairment	—	(87)	—	(183)	(328)
Clean-up calls exercised	—	—	(1)	(1)	7
Sales	(7,039)	—	—	(7,039)	(83,629)
Cash received, net of accretion	(1,142)	139	(4,871)	(7,437)	(2,356)
Valuation gains (losses) before hedges	2,970	(958)	(2,464)	(332)	(1,000)

Ending balance	$193,195	$93,440	$187,945	$193,195	$93,440

Non-Investment grade securities:
Beginning balance	$88,045	$57,950	$66,339	$57,712	$83,052
Retained investments from securitizations	3,324	5,503	22,232	34,205	9,728
Purchases	—	—	—	—	1,523
Impairment	(156)	(51)	(202)	(610)	(225)
Sales	(12,401)	(10,344)	—	(12,401)	(37,330)
Cash received, net of accretion	296	(24)	(111)	392	(345)
Valuation gains (losses) before hedges	(830)	7	(213)	(1,020)	(3,362)

Ending balance	$78,278	$53,041	$88,045	$78,278	$53,041

(1)	Included in the residual securities balance at September 30, 2006 were $38.8 million of HELOC residuals retained from two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

The fair value of other investment grade and non-investment grade securities by credit rating follows:

	September 30, 2006
		Premium
	Current	(Discount)			December 31,
	Face	to Face	Amortized		2005
	Value	Value	Cost	Fair Value	Fair Value
	(Dollars in thousands)

Other investment grade mortgage-backed securities:
AA+	$7,445	$(73)	$7,372	$7,522	$—
AA	87,813	(1,080)	86,733	86,967	21,787
AA-	14,065	(354)	13,711	14,171	—
A	4,468	(187)	4,281	4,360	239
BBB	22,274	(1,219)	21,055	21,088	29,848
BBB-	65,670	(5,275)	60,395	59,087	40,246

Total other investment grade mortgage-backed securities	$201,735	$(8,188)	$193,547	$193,195	$92,120

Non-investment grade mortgage-backed securities:
BB+	$8,456	$(1,222)	$7,234	$7,234	$—
BB	54,613	(7,150)	47,463	47,850	36,873
BB-	22,021	(1,002)	21,019	21,093	13,523
B	6,651	(5,330)	1,321	1,703	6,458
Other	5,265	(4,983)	282	398	858

Total other non-investment grade mortgage-backed securities	$97,006	$(19,687)	$77,319	$78,278	$57,712

At September 30, 2006, other investment grade and non-investment grade mortgage-backed securities totaled $271.5 million, of which 86% were collateralized by prime loans and 14% were collateralized by subprime loans.

The components of the net gain (loss) on mortgage-backed securities are as follows:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
	(Dollars in thousands)

Net gain (loss) on securities:
Realized gain on available for sale securities	$3,520	$673	$—	$3,520	$6,054
Impairment on available for sale securities	(3,782)	(138)	(1,501)	(5,718)	(553)
Unrealized gain on prepayment penalty securities	13,250	1,310	10,909	17,907	18,484
Unrealized (loss) gain on AAA-rated and agency interest-only and residual securities	(504)	(518)	5,566	11,346	(17,612)
Net gain (loss) on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	6,484	(599)	(6,716)	(2,444)	5,560

Total gain on securities, net	$18,968	$728	$8,258	$24,611	$11,933

VALUATION OF MSRs, INTEREST-ONLY, PREPAYMENT PENALTY,
AND RESIDUAL SECURITIES

MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. Prior to January 1, 2006, MSRs were subject to the lower of cost or market limitations. Relevant information and assumptions used to value these securities at September 30, 2006, June 30, 2006 and December 31, 2005 follow:

	Actual						Valuation Assumptions
			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)
	(Dollars in thousands)

September 30, 2006
MSRs	$1,631,316	$124,394,943	6.96%	0.37%	18.2%	3.59	24.8%	18.2%	9.6%	N/A

AAA-rated interest-only securities	$68,440	$4,424,080	6.68%	0.52%	12.7%	2.95	16.7%	17.2%	13.6%	N/A

Prepayment penalty securities	$98,422	$19,441,542	7.17%	N/A	23.0%	N/A	25.3%	18.8%	22.9%	N/A

Lot loan residual securities	$66,133	$2,262,810	8.95%	3.50%	34.9%	0.83	39.8%	38.6%	23.7%	0.37%
HELOC residual securities	95,745	$2,661,610	9.65%	3.21%	44.5%	1.12	50.0%	48.7%	20.3%	0.76%
Subprime residual securities	99,780	$6,650,080	8.19%	2.15%	27.0%	0.70	38.9%	33.4%	23.6%	3.69%

Total non-investment grade residual securities	$261,658

June 30, 2006
MSRs	$1,598,821	$109,988,858	6.70%	0.37%	18.5%	3.98	22.1%	20.5%	10.2%	N/A

AAA-rated interest-only securities	$64,373	$4,512,539	6.61%	0.41%	12.6%	3.47	13.5%	16.4%	15.0%	N/A

Prepayment penalty securities	$80,036	$16,388,466	6.79%	N/A	22.9%	N/A	21.1%	19.3%	27.9%	N/A

Lot loan residual securities	58,779	$2,266,191	8.46%	2.82%	34.0%	0.92	40.0%	38.2%	22.7%	0.37%
HELOC residual securities	87,434	$2,299,992	9.02%	3.01%	48.9%	1.26	49.7%	48.2%	19.4%	0.67%
Subprime residual securities	94,309	$6,659,194	7.90%	1.72%	28.4%	0.83	37.9%	31.1%	24.9%	3.15%

Total non-investment grade residual securities	$240,522

December 31, 2005
MSRs	$1,094,490	$84,495,133	6.19%	0.37%	21.7%	3.54	21.4%	16.2%	10.7%	N/A

AAA-rated and agency interest-only securities	$78,731	$7,583,643	6.63%	0.38%	27.5%	2.73	20.3%	22.7%	8.0%	N/A

Prepayment penalty securities	$75,741	$13,657,946	6.30%	N/A	22.7%	N/A	23.7%	20.3%	9.0%	N/A

Prime residual securities	$2,438	$1,183,361	5.85%	0.61%	60.0%	0.34	46.3%	51.4%	15.0%	0.18%
Lot loan residual securities	41,066	$939,005	7.55%	2.90%	33.2%	1.51	43.1%	41.4%	21.6%	0.36%
HELOC residual securities	66,041	$1,430,473	8.26%	3.18%	55.8%	1.45	44.0%	49.6%	19.0%	0.87%
Subprime residual securities	58,226	$4,831,675	7.40%	2.17%	28.9%	0.55	37.1%	29.4%	24.9%	2.94%

Total non-investment grade residual securities	$167,771

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.29% and 0.39% for HELOC and subprime loans, respectively, at September 30, 2006. No loss has been incurred on lot loans as of September 30, 2006.

The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) estimated for the remaining life of the collateral supporting the asset. For MSRs and AAA-rated and agency interest-only securities, prepayment rates are projected using a prepayment model developed by a third party vendor and calibrated for the Company’s collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information.

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

As of September 30, 2006, the weighted-average multiple for MSRs has decreased compared to June 30, 2006, primarily due to an approximate decrease of 55 basis points in long-term rates, which resulted in the expectation of higher future prepayments. The market environment also affected the weighted-average multiple for all other retained assets.

The prepayment penalty securities are used as hedges of MSRs. The value of prepayment penalty securities generally rises in a declining rate environment due to higher prepayment activities, which typically mitigates a decline in MSR value attendant with faster prepayments. As of September 30, 2006, as a percentage of the underlying collateral, the value of prepayment penalty securities was 51 basis points, up from 49 basis points at June 30, 2006.

HEDGING INTEREST RATE RISK ON SERVICING-RELATED ASSETS

With respect to the investment in servicing-related assets (AAA-rated and agency interest-only securities, non-investment grade residual securities and MSRs), the Company is exposed to interest rate risk. The MSRs and Other Retained Assets division is responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk Committee (“IRRC”), Variable Cash Flow Instruments Committee (“VCI”), Enterprise Risk Management (“ERM”) group, and our Board of Directors-level ERM Committee.

The objective of our hedging strategy is to maintain a stable range of returns in all interest rate environments and not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments. Historically, we have hedged servicing-related assets using a variety of derivative instruments and on-balance sheet securities. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the instruments designed to correlate well with the hedged servicing assets.

We use a value-at-risk (“VAR”) measure to monitor our interest rate risk on our portfolio of mortgage servicing rights and interest-only securities, and their related hedges. The measure incorporates a range of market factors that can impact the value of these assets, and supplements other risk measures such as Duration Gap and stress testing. VAR estimates the potential exposure to loss over a specified period at a specified confidence level. We have chosen a historical approach that uses 500 days of market conditions along with current portfolio data to estimate the potential one-day loss at a 95% confidence level. This means that actual losses are estimated to exceed the VAR measure about 5 times every 100 days.

In modeling of the VAR, we have made a number of assumptions and approximations. As there is no standardized methodology for estimating VAR, different assumptions and approximations could result in materially different VAR estimates.

As of September 30, 2006, the portfolio of MSRs and interest-only securities was valued at $1.7 billion. The average VAR (after the effect of hedging transactions) for the quarter was $2.7 million, or 16 bps of the recorded value, up from 14 bps for the quarters ended June 30, 2006. During the quarter the VAR measure ranged from $1.4 million to $3.5 million.

A key performance measure for the MSRs and Other Retained Assets division is the return on equity of the deployed capital. The segment as a whole reported an ROE of 30% for the quarter ended September 30, 2006. The table below provides a detail by major asset class of the ROE.

	Servicing	AAA IO	Credit Risk
For the Three Months Ended September 30, 2006:	Portfolio	Portfolio	Portfolio	Total
	(Dollars in thousands)

Net earnings	$19,406	517	10,481	30,404
Average capital deployed	$259,680	9,784	132,081	401,545
Return on equity	30%	21%	31%	30%

MORTGAGE-BACKED SECURITIES AND LOANS HELD FOR INVESTMENT

In addition to the securities retained from our securitizations, the Company also invests in non-agency senior and agency securities and loans held for investment to generate core interest income, stabilize company-wide earnings and provide a consistent return on equity. These securities are generally classified as available for sale and fair value adjustments are excluded from earnings and reported as a separate component in shareholders’ equity.

At September 30, 2006, mortgage-backed securities totaled $5.0 billion, of which 87% were AAA-rated securities. At December 31, 2005, mortgage-backed securities totaled $4.1 billion, of which 90% were AAA-rated securities. Our AAA-rated mortgage-backed securities had an expected weighted-average life of 2.8 years and 2.6 years at September 30, 2006 and December 31, 2005, respectively.

Details of loans held for investment and AAA-rated non-agency and agency securities as of September 30, 2006 and December 31, 2005 follow:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

Loans held for investment:
SFR mortgage	$6,462,610	$5,441,521
Consumer construction	1,985,738	1,656,963
Builder construction	1,018,891	838,772
HELOC	28,815	31,882
Land and other mortgage	366,984	260,615
Revolving warehouse lines of credit	166,948	48,616

Total — loans held for investment	$10,029,986	$8,278,369

AAA-rated mortgage-backed securities:
AAA-rated non-agency securities, trading	$33,829	$52,633
AAA-rated non-agency securities, available for sale	4,130,995	3,524,952
AAA-rated agency securities, available for sale	50,084	43,014

Total AAA-rated mortgage-backed securities	$4,214,908	$3,620,599

SFR MORTGAGE LOANS HELD FOR INVESTMENT

The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and intermediate term fixed rate mortgage loans to mitigate interest rate risk. The Company plans to grow its thrift portfolio opportunistically depending on external market demand, always seeking the best execution of the mortgage loans produced. During the third quarter of 2006, the Company added $1.4 billion of mortgage loans to the held for investment portfolio in accordance with this strategy.

A composition of the portfolio and the relevant credit quality characteristics as of September 30, 2006, June 30, 2006, and December 31, 2005 follow:

	September 30,	June 30,	December 31,
	2006	2006	2005
	(Dollars in thousands)

SFR mortgage loans held for investment (book value)	$6,462,610	$5,427,609	$5,441,521
Average loan size	$304	$290	$292
Non-performing loans as a percentage of SFR loans	0.90%	0.86%	0.62%
Estimated average life in years(1)	2.4	2.3	2.4
Estimated average net duration in months(2)	(1.0)	(0.7)	0.1
Annualized yield	6.00%	5.74%	5.06%
Percentage of loans with active prepayment penalty	34%	40%	35%
Interest-only loans	61%	51%	49%
Pay option ARMs	18%	24%	25%
Intermediate term fixed rate loans	14%	16%	16%
Fixed-rate mortgages	5%	6%	6%
ARMs	2%	3%	4%
Additional Information:
Average FICO score(3)	716	713	715
Original average loan to value ratio	73%	73%	72%
Current average loan to value ratio(4)	59%	58%	58%
Geographic distribution of top five states:
Southern California	32%	31%	32%
Northern California	20%	21%	21%

Total California	52%	52%	53%
Florida	6%	6%	5%
New York	4%	3%	4%
Michigan	3%	4%	4%
Virginia	3%	3%	3%
Other	32%	32%	31%

Total	100%	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average net duration measures the expected change in the value of a financial instrument in response to changes in interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(4)	Current average loan-to-value ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data on a loan level basis.

Included in our loans held for investment portfolio at September 30, 2006 were $1.2 billion in pay option ARM loans, or 18% of the portfolio as compared to $1.3 billion or 25% of the portfolio at December 31, 2005. As of September 30, 2006, approximately 80% (based on loan count) of our pay option ARM loans had negatively amortized, resulting in an increase of $20.7 million to their original loan balance. The net increase in unpaid principal balance due to negative amortization was $5.4 million and $15.3 million for the three and nine months ended September 30, 2006, respectively, which approximated the deferred interest recognized for the periods. The original weighted average combined loan-to-value (“CLTV”) on our pay option ARM loans was 75%, while the estimated current combined LTV is 62%, calculated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Areas data on a loan level basis. The decline in the combined loan-to-value was due to estimated appreciation of the underlying property value. The original weighted average FICO score on our pay option ARM loans was 707 at September 30, 2006, similar to the average FICO for the entire SFR mortgage loans held for investment portfolio.

CONSUMER CONSTRUCTION

Indymac’s consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income on these loans during the construction phase and the loans are generally fixed-rate during this period although a monthly adjusting construction period ARM product was introduced during the second quarter of 2006. When the loan converts to permanent status, the interest rate may be adjusted based on the underlying permanent note. As of September 30, 2006, based on the underlying note agreements, 68% of the construction loans will be converted to adjustable-rate permanent loans, 21% to intermediate term fixed rate loans, and 11% to fixed-rate loans. The consumer construction division also provides financing to builders who are building single-family residences without a guaranteed sale at inception of project, or on a speculative basis. The single-spec portfolio is included in the builder construction portfolio on the balance sheet. See additional discussion in the Builder Construction section.

Total new consumer construction commitments decreased 11% as compared to the second quarter of 2006 and decreased 3% as compared to the fourth quarter of 2005 to $908.2 million. This decline reflects the Bank’s effort to tighten controls in light of current market conditions. About 66% of new commitments are generated through mortgage broker customers of the mortgage bank and the remaining 34% of new commitments are retail originations. Once each loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by our SFR mortgage loan portfolio. The amount of construction loans that were converted to permanent status was $453 million for the third quarter of 2006, flat from the second quarter of 2006 and an increase of 17% over the fourth quarter of 2005. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at September 30, 2006 increased 20% from December 31, 2005.

Information on our consumer construction portfolio follows:

	As of
	September 30,	June 30,	December 31,
	2006	2006	2005
	(Dollars in thousands)

Consumer construction loans (book value)	$1,985,738	$1,860,622	$1,656,963
Lot, land and other mortgage loans (book value)	41,201	79,727	107,164
Total commitments	3,342,008	3,214,385	2,949,430
Average loan commitment	484	467	442
Non-performing loans	0.75%	0.67%	0.51%
Fixed-rate loans	89%	95%	96%
Adjustable-rate loans	11%	5%	4%
Additional Information:
Average loan-to-value ratio(1)	73%	73%	72%
Average FICO score	714	714	713
Geographic distribution of top five states:
Southern California	27%	28%	29%
Northern California	16%	16%	18%

Total California	43%	44%	47%
Florida	9%	9%	8%
Washington	4%	4%	3%
Arizona	3%	3%	3%
Colorado	3%	3%	3%
Other	38%	37%	36%

Total Consumer Construction	100%	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

HOME EQUITY DIVISION

Indymac’s home equity division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels. We also purchase HELOC and closed-end second mortgages through our conduit channel. At September 30, 2006, our total HELOC servicing portfolio totaled $3.3 billion, an increase of approximately $1.2 billion from the portfolio size at December 31, 2005. We plan to sell or securitize a majority of the loans in our HELOC portfolio and as a result, they are classified as held for sale on our balance sheet.

We produced $1.0 billion of new HELOC commitments through our mortgage banking segment and internal channels during the third quarter of 2006, and sold $635.4 million of HELOC loans, realizing $6.8 million of gain on sale. In addition to the sales of HELOCs, we periodically transfer HELOCs to two guaranteed mortgage HELOC securitization trusts to maintain the required collateral level in the trusts. These transfers did not result in any gain on sale of loans as the trusts were originally established in on-balance sheet guaranteed mortgage securitization transactions. For the third quarter 2006, HELOCs transferred to the trusts were $87.7 million. We fulfilled our requirements to both trusts as of September 30, 2006.

All HELOC loans are adjustable rate loans and indexed to the prime rate. Information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the three months ended September 30, 2006, June 30, 2006, and December 31, 2005 follows:

	September 30,	June 30,	December 31,
	2006	2006	2005
	(Dollars in thousands)

Outstanding balance (book value)	$765,760	$759,527	$786,922
Total commitments(1)	2,115,407	1,907,873	1,493,415
Average spread over prime	1.17%	1.26%	1.47%
Average FICO score	736	734	728
Average original CLTV ratio(2)	77%	77%	78%

Additional Information as of September 30, 2006

		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage
	(Dollars in thousands)

96% to 100%	$80,904	$116	2.05%	731	3.03%
91% to 95%	99,220	99	2.10%	713	0.62%
81% to 90%	304,942	92	1.48%	718	0.92%
71% to 80%	161,165	165	0.35%	745	0.50%
70% or less	119,529	158	0.15%	752	0.83%

Total	$765,760	$126	1.17%	736	1.00%

(1)	On funded loans.

(2)	The CLTV combines the loan-to-value on both the first mortgage loan and the HELOC.

BUILDER CONSTRUCTION

Indymac’s homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. The Company earns net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 14 satellite sales offices in California, Florida, Illinois, Arizona, Massachusetts, North Carolina, Texas, Oregon and Colorado. Our typical customer is a mid-size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have begun a small homebuilder program for homebuilders building five to 25 unit projects, and who typically build five to 100 homes per year.

During the third quarter of 2006, the homebuilder division entered into new commitments of $471 million, down 11% or $60 million from the second quarter of 2006 and up 4%, or $18 million, from the fourth quarter of 2005. The decline in volume was mainly due to a slowing of new home projects as new home sales declined over the past several months. As a result of the near term decline in new home sales, the homebuilder division is being more selective about new commitments and consequently its pipeline has reduced. Builder loans outstanding at September 30, 2006, including tract construction, single-spec, and land and other mortgage loans, totaled $1.4 billion, a $278 million, or 25%, increase compared to December 31, 2005 with the increase primarily resulting from advances under existing commitments.

At September 30, 2006, non-performing loans for the builder construction portfolio are at 0.25%. Because this represents a low point for the portfolio, the current softening of the housing market makes the prospect of increased non-performing assets and future losses likely. Moreover, due to the size of certain credits in this heterogeneous portfolio, the deterioration of a single credit may significantly increase the builder construction and the Company non-performing ratios. We manage this credit risk by implementing strong underwriting guidelines and risk-based pricing. Our current weighted average loan-to-value ratio is 72%. Additionally, 98% of our builder construction loans are secured by corporate or personal guarantees of the builders as well as the underlying real estate.

Information on our builder construction portfolio follows:

	As of
	September 30,	June 30,	December 31,
	2006	2006	2005
	(Dollars in thousands)

Construction loans (book value)	$1,018,891	$1,013,279	$838,772
Land and other mortgage loans (book value)	350,496	307,282	252,427
Total commitments(1)	2,445,632	2,368,149	2,181,698
Average loan commitments(2)	11,135	10,602	10,824
Percentage of homes under construction or completed — pre-sold(3)	55%	62%	66%
Median sales price of homes(3)	403	394	377
Non-performing loans	0.25%	0.23%	0.04%
Additional Information:
Average loan-to-value ratio(4)	72%	71%	71%
Geographic distribution of top five states:
Southern California	37%	36%	40%
Northern California	17%	16%	17%

Total California	54%	52%	57%
Florida	11%	12%	9%
Illinois	8%	10%	9%
Oregon	5%	5%	3%
New York	4%	4%	4%
Other	18%	17%	18%

Total Builder Construction	100%	100%	100%

(1)	86% of the balance represents commitments in construction and land/model loans and 14% represents the single-spec portfolio at September 30, 2006.

(2)	In calculating the average loans commitments, total commitments of $352.3 million, $364.4 million, and $385.0 million of single-spec loans at September 30, 2006, June 30, 2006 and December 31, 2005, are excluded. Average loan commitments for the single-spec portfolio are $418 thousand, $404 thousand and $387 thousand at September 30, 2006, June 30, 2006, and December 31, 2005, respectively.

(3)	Amounts are for construction loans from homebuilder division only.

(4)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

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

	As of
	September 30,	June 30,	December 31,
	2006	2006	2005
	(Dollars in thousands)

Outstanding balance (book value)	$166,948	$121,292	$48,616
Total commitments	637,000	468,000	201,000

For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 50.

NET INTEREST MARGIN

Information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates, follow:

	Three Months Ended
	September 30, 2006			September 30, 2005			June 30, 2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Securities	$4,889,155	$86,212	7.00%	$3,589,084	$52,624	5.82%	$4,596,115	$80,998	7.07%
Loans held for sale	10,825,266	196,924	7.22%	9,065,447	125,969	5.51%	10,532,302	181,079	6.90%
Mortgage loans held for investment	6,079,803	92,005	6.00%	5,392,079	66,566	4.90%	6,016,878	86,092	5.74%
Builder construction and income property	1,023,421	27,396	10.62%	797,853	18,086	8.99%	993,145	25,280	10.21%
Consumer construction	1,835,164	32,087	6.94%	1,468,487	20,440	5.52%	1,707,957	28,079	6.59%
Investment in Federal Home Loan Bank stock and other	854,208	12,127	5.63%	808,590	8,098	3.97%	834,180	10,683	5.14%

Total interest-earning assets	25,507,017	446,751	6.95%	21,121,540	291,783	5.48%	24,680,577	412,211	6.70%

Mortgage servicing assets	1,552,295			792,300			1,434,234
Other	2,080,669			931,074			1,655,158

Total assets	$29,139,981			$22,844,914			$27,769,969

Liabilities and shareholders’ equity
Interest-bearing deposits	$9,208,481	113,758	4.90%	$6,108,016	52,261	3.39%	$8,211,312	92,840	4.53%
Advances from Federal Home Loan Bank	9,783,887	115,769	4.69%	9,061,905	76,907	3.37%	9,775,167	110,468	4.53%
Other borrowings	5,682,601	80,513	5.62%	4,806,036	49,796	4.11%	5,923,472	78,749	5.33%

Total interest-bearing liabilities	24,674,969	310,040	4.99%	19,975,957	178,964	3.55%	23,909,951	282,057	4.73%

Other	2,593,633			1,453,596			2,117,781

Total liabilities	27,268,602			21,429,553			26,027,732
Shareholders’ equity	1,871,379			1,415,361			1,742,237

Total liabilities and shareholders’ equity	$29,139,981			$22,844,914			$27,769,969

Net interest income		$136,711			$112,819			$130,154

Net interest spread			1.96%			1.93%			1.97%

Net interest margin			2.13%			2.12%			2.12%

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Securities	$4,541,302	$233,693	6.88%	$3,603,369	$151,649	5.63%
Loans held for sale	10,650,644	551,564	6.92%	7,319,273	293,108	5.35%
Mortgage loans held for investment	6,014,437	260,276	5.79%	5,198,156	185,793	4.78%
Builder construction and income property	973,663	73,960	10.16%	727,197	46,614	8.57%
Consumer construction	1,719,823	84,609	6.58%	1,412,820	59,097	5.59%
Investment in Federal Home Loan Bank stock and other	834,396	32,706	5.24%	727,884	19,534	3.59%

Total interest-earning assets	24,734,265	1,236,808	6.69%	18,988,699	755,795	5.32%

Mortgage servicing assets	1,377,586			722,629
Other	1,695,257			766,007

Total assets	$27,807,108			$20,477,335

Liabilities and shareholders’ equity
Interest-bearing deposits	$8,255,056	280,841	4.55%	$5,686,527	132,479	3.11%
Advances from Federal Home Loan Bank	9,839,691	329,846	4.48%	8,192,796	193,711	3.16%
Other borrowings	5,844,576	232,046	5.31%	4,011,769	114,293	3.81%

Total interest-bearing liabilities	23,939,323	842,733	4.71%	17,891,092	440,483	3.29%

Other	2,129,600			1,245,302

Total liabilities	26,068,923			19,136,394
Shareholders’ equity	1,738,185			1,340,941

Total liabilities and shareholders’ equity	$27,807,108			$20,477,335

Net interest income		$394,075			$315,312

Net interest spread			1.98%			2.03%
Net interest margin			2.13%			2.22%

Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

	Three Months Ended
	September 30, 2006			September 30, 2005			June 30, 2006
	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin
	(Dollars in millions)

By Segment:
Thrift segment and other	$15,390	$78	2.02%	$12,835	$67	2.07%	$14,986	$75	2.01%
Mortgage banking segment	10,117	59	2.29%	8,287	46	2.20%	9,695	55	2.27%

Total Company	$25,507	$137	2.13%	$21,122	$113	2.12%	$24,681	$130	2.12%

The net interest margin during the third quarter of 2006 was 2.13%, comparable to the net interest margin of 2.12% for the third quarter of 2005 and the second quarter of 2006.

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin
	(Dollars in millions)

By Segment:
Thrift segment and other	$14,946	$227	2.03%	$12,170	$195	2.14%
Mortgage banking segment	9,788	167	2.28%	6,819	120	2.35%

Total Company	$24,734	$394	2.13%	$18,989	$315	2.22%

The net interest margin during the nine months ended September 30, 2006 of 2.13%, declined from 2.22% for the nine months ended September 30, 2005, primarily due to the reduction of spread between 10-year Treasury and Fed fund rates. The impact of this spread reduction was partially offset by the effective interest rate management in our thrift portfolio. We do not place interest rate hedges on loans held for sale as we hold these loans for a short period of time, generally ranging from 10 to 90 days.

Interest income and interest expense fluctuations depend upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change
	(Dollars in thousands)

Three Months Ended September 30, 2006 vs. 2005
Interest income:
Mortgage-backed securities	$19,062	$10,664	$3,862	$33,588
Loans held for sale	24,454	38,942	7,559	70,955
Mortgage loans held for investment	8,490	15,032	1,917	25,439
Builder construction and income property	5,113	3,272	925	9,310
Consumer construction	5,104	5,236	1,307	11,647
Investment in Federal Home Loan Bank stock and other	457	3,381	191	4,029

Total interest income	62,680	76,527	15,761	154,968
Interest expense:
Interest-bearing deposits	26,528	23,195	11,774	61,497
Advances from Federal Home Loan Bank	6,127	30,319	2,416	38,862
Other borrowings	10,304	17,836	2,577	30,717

Total interest expense	42,959	71,350	16,767	131,076

Net interest income	$19,721	$5,177	$(1,006)	$23,892

Nine Months Ended September 30, 2006 vs. 2005
Interest income:
Mortgage-backed securities	$39,473	$33,779	$8,792	$82,044
Loans held for sale	133,408	85,934	39,114	258,456
Mortgage loans held for investment	29,176	39,159	6,148	74,483
Builder construction and income property	15,799	8,625	2,922	27,346
Consumer construction	12,842	10,409	2,261	25,512
Investment in Federal Home Loan Bank stock and other	2,858	8,997	1,317	13,172

Total interest income	233,556	186,903	60,554	481,013

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change
	(Dollars in thousands)

Interest expense:
Interest-bearing deposits	59,839	60,979	27,544	148,362
Advances from Federal Home Loan Bank	38,939	80,928	16,268	136,135
Other borrowings	52,843	44,768	20,142	117,753

Total interest expense	151,621	186,675	63,954	402,250

Net interest income	$81,935	$228	$(3,400)	$78,763

(1)	Changes in volume are calculated by taking changes in average outstanding balances multiplied by the prior period’s rate.

(2)	Changes in the rate are calculated by taking changes in the average interest rate multiplied by the prior period’s volume.

(3)	Changes in rate/volume (“mix”) are calculated by taking changes in rates times the changes in volume.

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

The following sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of September 30, 2006, and December 31, 2005:

	September 30, 2006			December 31, 2005
		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates
	Fair	Decrease	Increase		Decrease	Increase
	Value	100 bps	100 bps	Fair Value	100 bps	100 bps
	(Dollars in thousands)

Cash and cash equivalents	$520,281	$520,281	$520,281	$442,059	$442,059	$442,059
Trading securities	525,235	554,541	515,428	342,545	348,982	323,577
Available for sale securities	3,550,483	3,615,966	3,454,607	2,680,955	2,727,144	2,613,690
Loans held for sale	8,388,857	8,466,224	8,277,630	6,057,556	6,111,131	5,972,194
Loans held for investment	10,034,597	10,097,319	9,927,328	8,213,754	8,279,424	8,119,628
MSRs	1,631,316	1,269,914	1,892,303	1,114,630	930,932	1,239,189
Other assets	1,775,749	2,030,785	1,636,356	1,372,896	1,436,900	1,391,549

Total assets	$26,426,518	$26,555,030	$26,223,933	$20,224,395	$20,276,572	$20,101,886

Deposits	$10,126,232	$10,171,064	$10,082,405	$7,629,227	$7,665,078	$7,594,015
Advances from Federal Home Loan Bank	9,328,093	9,417,285	9,239,242	6,966,946	6,993,439	6,940,884
Other borrowings	3,315,142	3,316,516	3,313,771	2,990,570	2,992,630	2,988,513
Other liabilities	683,146	683,146	683,146	433,995	434,287	433,705

Total liabilities	23,452,613	23,588,011	23,318,564	18,020,738	18,085,434	17,957,117
Shareholders’ equity (NPV)	$2,973,905	$2,967,019	$2,905,369	$2,203,657	$2,191,138	$2,144,769

% Change from base case		(0.23)%	(2.30)%		(0.57)%	(2.67)%

Our NPV model has been built to focus on the Bank alone as the $0.9 billion of assets at the Parent Company and its non-bank subsidiaries have little interest rate risk exposure.

The increase in the net present value of equity from December 31, 2005 to September 30, 2006 is partly due to: (i) an increase in our balance sheet; (ii) an increase in retained earnings of Indymac Bank in the amount of $280.1 million; (iii) a capital contribution of $280.0 million from the Parent Company to Indymac Bank; and (iv) offset by a dividend payment of $134.2 million to the Parent Company. This analysis is based on instantaneous change in interest rates and does not reflect the impact of changes in hedging activities as interest rates change and changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

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

At September 30, 2006, net duration gap for our mortgage banking and thrift segments was positive 0.7 month and negative 1.0 month, respectively, with the overall net duration gap of negative 0.4 month. Although our duration risk has been maintained at relatively low levels as indicated by our duration gap measures, fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the duration limits approved by senior management and the Board of Directors.

The duration gap measures are estimated on a daily basis for the mortgage servicing rights and on a monthly basis for the assets in our thrift portfolio and pipeline.

CREDIT RISK AND RESERVES

The allowance for loan losses is allocated to various loan products for segment reporting purposes, and represents our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances. The entire allowance for loan losses is available to cover losses in any of the loan portfolios. The following summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of September 30, 2006:

				Total
				Reserves
				as		QTD	YTD
				a		Net	Net
		Allowance		Percentage		Charge	Charge
		For		of	Non-	Offs/Net	Offs/Net
		Loan	Credit	Book	Performing	REO	REO
Type of Loan	Book Value	Losses	Discounts(1)	Value	Assets	(Gains)	(Gains)
			(Dollars in thousands)

Held for sale portfolio	$8,361,627		$20,705	0.25%	$42,717	$—	$—

Held for investment portfolio
SFR mortgage loans and HELOCs	6,453,348	$23,324		0.36%	56,256	1,114	1,692
Land and other mortgage loans	366,984	6,188		1.69%	5,810	—	—
Builder construction and income property loans	1,018,891	14,906		1.46%	3,462	108	303
Consumer construction loans	1,985,738	10,541		0.53%	9,421	427	1,471
Revolving warehouse lines of credit	166,948	206		0.12%	—	—	—

Total core held for investment loans	9,991,909	55,165		0.55%	74,949	1,649	3,466
Discontinued product lines(2)	38,077	5,870		15.42%	3,882	216	1,707

Total held for investment portfolio	10,029,986	$61,035		0.61%	78,831	1,865	5,173

Total loans	$18,391,613				$121,548	$1,865	$5,173

Foreclosed assets
Core portfolios					$17,870	$(1,234)	$(2,816)
Discontinued product lines					628	7	10

Total foreclosed assets					$18,498	$(1,227)	$(2,806)

Total non-performing assets					$140,046

Total non-performing assets as a percentage of total assets					0.51%

(1)	The amount represents the lower of cost or market adjustments on non-performing loans in the held for sale portfolio.

(2)	Discontinued product lines include manufactured home loans and home improvement loans, which were discontinued in 1999.

The following provides additional comparative data on non-performing assets:

	September 30,	September 30,	December 31,
	2006	2005	2005
	(Dollars in thousands)

Loans held for sale before market valuation reserves	$63,422	$25,292	$31,050
Mark valuation reserves	(20,705)	(7,832)	(10,245)

Net non-performing loans held for sale	42,717	17,460	20,805

Loans held for investment:
Portfolio loans
SFR mortgage loans	$56,256	$25,983	$28,335
Land and other mortgage loans	5,810	—	197
Builder construction and income property loans	3,462	4,162	430
Consumer construction loans	9,421	8,183	8,819

Total portfolio non-performing loans	74,949	38,328	37,781
Discontinued product lines	3,882	5,318	5,623

Total non-performing loans held for investment	$78,831	$43,646	$43,404

Total non-performing loans	121,548	61,106	64,209
Foreclosed assets	18,498	9,217	8,817

Total non-performing assets	$140,046	$70,323	$73,026

Allowance for loan losses to non-performing loans held for investment	77%	127%	127%

Total non-performing assets to total assets	0.51%	0.36%	0.34%

The following reflects the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
		(Dollars in thousands)

Balance, beginning of period	$57,912	$54,069	$55,168	$52,891
Provision for loan losses	4,988	3,528	11,040	8,425
Charge-offs net of recoveries:
SFR mortgage loans	(1,114)	(145)	(1,692)	(1,220)
Land and other mortgage loans	—	(127)	—	(168)
Builder construction	(108)	—	(303)	(72)
Consumer construction	(427)	(567)	(1,471)	(1,437)
Discontinued product lines	(216)	(1,225)	(1,707)	(2,886)

Charge-offs net of recoveries	(1,865)	(2,064)	(5,173)	(5,783)

Balance, end of period	$61,035	$55,533	$61,035	$55,533

Annualized charge-offs to average loans held for investment	0.08%	0.11%	0.08%	0.11%
Charge-offs to quarterly production	0.01%	0.01%	0.01%	0.01%

Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, totaled $81.7 million at September 30, 2006, compared to $65.4 million at December 31, 2005. As of September 30, 2006, the allowance for loan losses of $61.0 million for loans held for investment represented 0.61% of total loans held for investment, comparable to 0.67% at December 31, 2005. In the third quarter of 2005, we provided $1.3 million to the allowance for loan losses for potential losses on loans held for investment that were collateralized by properties in the areas affected by the Gulf Coast Hurricanes. In the third quarter of 2006, the remaining allowance for Gulf Coast Hurricanes has been reversed. Total Gulf Coast Hurricanes related losses was $155,000.

At September 30, 2006, non-performing assets as a percentage of total assets was 0.51%, increasing from 0.34% at December 31, 2005. The non-performing loans increased $35.4 million and $21.9 million in loans held for investment and loans held for sale, respectively. The increase in non-performing loans held for investment is primarily due to the seasoning and the growth of the SFR mortgage loan portfolio. Additionally, the increases in non-performing loans in the land and other mortgage loans reflect the repurchases of lot loans due to fraud in the second quarter of 2006 and one large loan that was foreclosed in the third quarter of 2006. The balance for these repurchased loans has been reduced based on the revised appraisals on the underlying collateral. At September 30, 2006, the allowance for loan losses to non-performing loans held for investment was 77%, down from 127% at December 31, 2005.

The increase in non-performing loans held for sale is attributable to our growing conduit business. A substantial number of these non-performing loans are covered by the early default provision in the sale agreements and are subject to repurchase by the sellers. Management does not expect material losses on these loans.

Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value.

Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends and prior loan loss experience. Management continually evaluate these assumptions to reflect its judgments regarding these economic conditions and various relevant factors impacting credit quality and inherent losses. In assessing the adequacy of the allowance for loan losses in its entirety, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines, which consists of manufactured housing and home improvement loans. A component of the overall allowance for loan losses is not specifically allocated to the loan portfolios (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of September 30, 2006, the unallocated component of the total allowance for loan losses was $19.4 million, compared to $18.7 million at December 31, 2005.

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

With respect to mortgage loans held for sale, pursuant to the applicable accounting rules, we do not provide an allowance for loan losses. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustments related to the credit risk on loans held for sale totaled $20.7 million at September 30, 2006, up from $7.8 million at September 30, 2005 and $10.2 million at December 31, 2005, primarily due to the lower of cost or market adjustments on the loans repurchased during 2006.

SECONDARY MARKET RESERVE

We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since 1993, the Company has repurchased a small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of Indymac’s increased loan sale volume to GSEs and whole loan sales. As a percentage of total loans sold, repurchases have decreased from 26 basis points for the first nine months of 2005 to 18 basis points for the first nine months of 2006. The following reflects the repurchase activities during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Dollars in millions)

Loans sold:
GSEs and whole loans	$32,227	$12,520
Securitization trusts	23,405	24,207

Total	$55,632	$36,727

Total repurchases(1)	$102	$94

Repurchase as a percentage of total loans sold during the period	0.18%	0.26%
Repurchase losses to loans sold during the period	0.023%	0.035%

(1)	Amounts exclude repurchases that are administrative in nature and generally are re-sold immediately at little or no loss.

The Company maintains a secondary market reserve for losses that arise in connection with loans that it may be required to repurchase from whole loan sales and sales to the GSEs. The reserve has two general components: reserves for repurchases arising from representation and warranty claims and reserves for repurchases arising from early payment defaults. Also included in the reserve was a $1.3 million charge provided in the third quarter of 2005 (reduction of gain on sale of loans) for potential investor claims from early payment defaults on loans that we previously sold and which were collateralized by properties in the areas affected by the Gulf Coast Hurricanes. This reserve was reversed to gain on sale in the second quarter of 2006 as no early payment default demands were received.

The following reflects the activity in the reserve during the three and nine months ended September 30, 2006:

	Three	Nine
	Months	Months
	(Dollars in thousands)

Balance, beginning of period	$35,402	$27,638
Additions/provisions	9,374	24,147
Actual losses/mark-to-market	(14,639)	(22,423)
Recoveries on previous claims	53	828

Balance, September 30, 2006	$30,190	$30,190

Secondary market reserve to loans sold — UPB outstanding(1)	0.028%	0.028%

(1)	Loans sold — UPB outstanding represents current outstanding principal balances on loans sold after January 1, 2004, excluding HELOCs and reverse mortgages.

In the second quarter of 2006, we repurchased $22.8 million of closed-end second loans from an investor due to an early payment default provision. In connection with this repurchase, we recorded an additional $5.2 million of provision in the second quarter of 2006. Our credit guidelines have subsequently been revised that will significantly reduce the origination of the lower credit quality closed-end second loans that gave rise to these repurchases. We relieved the reserve for $1.7 million and $7.6 million for the second and third quarters of 2006, respectively, to establish discounts on these repurchased loans.

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

EXPENSES

GENERAL

A summary of expenses follows:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
	2006	2005	2006	2006	2005
		(Dollars in thousands)

Salaries and related	$177,564	$142,352	$179,280	$509,402	$407,796
Premises and equipment	19,955	14,010	20,113	57,039	40,133
Loan purchase and servicing costs	14,246	10,779	13,149	40,301	31,026
Professional services	8,263	7,759	8,158	24,529	20,917
Data processing	16,831	11,142	15,758	46,864	32,491
Office and related	17,423	13,098	17,602	50,120	35,954
Advertising and promotion	10,742	11,648	12,409	34,368	33,406
Operations and sale of foreclosed assets	557	1,227	385	1,484	1,939
Litigation settlement	—	—	—	—	9,000
Other	3,315	2,634	3,005	9,640	7,683
Deferral of expenses under SFAS 91	(66,198)	(60,789)	(66,175)	(195,599)	(165,124)

Total operating expenses	202,698	153,860	203,684	578,148	455,221
Amortization of other intangible assets	430	145	130	694	452

Total expenses	$203,128	$154,005	$203,814	$578,842	$455,673

Our operating expenses increased 32% from $153.9 million for the three months ended September 30, 2005 to $202.7 million for the three months ended September 30, 2006. The increase is attributable to the Company’s operational growth and geographic expansions in pursuit of market share and expansion of the Company’s retail banking branch network. Since the third quarter of 2005, we opened five new regional operations centers and a number of sales offices for the mortgage banking group and increased our consumer bank network to 27 branches, resulting in higher premises, data processing and office related expenses. The Company’s average FTE employees increased 28% from 6,376 for the three months ended September 30, 2005 to 8,186 for the three months ended September 30, 2006, including 585 FTE off-shore as part of our Global Resources program. We utilize the off-shore workforce predominantly in non-customer-facing back office functions to enhance service levels and improve efficiencies.

Our operating expenses remained relatively flat compared to the second quarter of 2006 notwithstanding a 19% growth in loan production. This is primarily due to a lower bonus accrual and lower advertising and promotion expenses resulting from a shift in our marketing strategies.

As a result of the adoption and retrospective application of SFAS No. 123(R), total stock option expenses of $2.4 million and $2.9 million, for the quarters ended September 30, 2006 and 2005, respectively, have been recognized and included in the salaries and related expenses. For the nine months ended September 30, 2006 and 2005, the stock option expenses were $7.4 million and $9.2 million, respectively.

Operating expenses of $578.1 million for the nine months ended September 30, 2006 reflected an increase of 27% from the nine months ended September 30, 2005, consistent with the growth in our revenues and operations.

SHARE REPURCHASE ACTIVITIES

The following summarizes share repurchase activities during the three months ended September 30, 2006:

				Maximum
				Approximate
			Total Number of	Dollar Value
	Total		Shares Purchased	(in millions) of Shares
	Number of	Weighted	as Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the
Calendar Month:	Purchased(1)	Paid per Share	Programs	Plans or Programs(2)

July 2006	119	$43.64	—	$63.6
August 2006	399	41.84	—	63.6
September 2006	809	41.01	—	63.6

Total	1,327	$41.50	—

(1)	All shares purchased during the periods indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stocks or exercise of stock options.

(2)	Our Board of Directors previously approved a $500 million share repurchase program. Since its inception in 1999, we have repurchased a total of 28.0 million shares through this program.

FUTURE OUTLOOK

On average, U.S. mortgage debt outstanding has grown approximately 7% to 8% per year over the last two decades and is projected, based on economic demographics, to continue this level of approximate growth. At this rate, mortgage debt outstanding roughly doubles every decade. Based on our confidence in our employees, hybrid thrift/mortgage banking business model, capital strength and ability to gain market share, Indymac aims to be among the top six lenders in the nation, while maintaining annualized earnings per share growth of at least 15%. Our annualized total return under current management for the period 1992 through September 30, 2006 was 22%. This performance exceeds the annualized returns of 12% for the Dow Jones Industrial Average and 11% for the S&P 500 Index over the same period.

With that said, the past few years have been extraordinary years for the mortgage industry as a result of historically low interest rates. However, the industry volume for 2006 is expected to decline by 19% from 2005 based on the forecasts published by the MBA.

We currently expect earnings per share for 2006 to be between $5.16 and $5.26, consistent with the guidance we provided last quarter, as we see continued strength in our production operations and stable returns in our thrift segment and our servicing asset. This EPS forecast is considered our best estimation in light of current market expectations for interest rates and industry volumes in 2006. However, the economy, interest rates and our industry remain volatile and as a result, our actual results could vary significantly from this forecast.

This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-Q entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended September 30, 2006, we had average total liquidity of $2.0 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

Loan Sales and Securitizations

Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended September 30, 2006, we sold $19.5 billion of mortgage loans, which represented approximately 81% of our funded mortgage loans during the period, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loans division also acquired $1.4 billion of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans during the quarter is retained in our held for sale portfolio for future sale.

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

On March 15, 2006, the Federal Housing Finance Board published a proposed rule aimed at bolstering capital for the Federal Home Loan Banks (FHLBs). Among other things, this proposal would result in the respective FHLB reducing dividends paid to its members until such time as the respective FHLB capital reaches a specified level. In response to this proposal, the FHLB San Francisco had planned to cut dividends paid to be based on approximately 80% of its net income from previous 95% of net income until the retained earnings target was reached. The implementation of this proposal has been deferred indefinitely to allow more time for the FHLB to evaluate other alternatives.

Currently, Indymac Bank is approved for collateralized advances of up to $14.5 billion, of which $9.3 billion were outstanding at September 30, 2006.

Deposits/Retail Bank

We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 27 branches in Southern California, our telebanking, and Internet channels. Through our web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal.

Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit, and individual retirement accounts as follows:

	September 30,		September 30,		December 31,
	2006		2005		2005
Deposit Category	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)

Non-interest-bearing checking	$71,013	0.0%	$64,079	0.0%	$63,308	0.0%
Interest-bearing checking	51,333	1.2%	55,021	1.3%	55,479	1.3%
Savings	1,696,859	4.9%	1,219,710	3.1%	1,194,963	3.6%
Custodial accounts	651,421	0.0%	658,958	0.0%	493,936	0.0%

Total core deposits	2,470,626	3.4%	1,997,768	1.9%	1,807,686	2.4%
Certificates of deposit	7,640,393	5.0%	5,263,182	3.6%	5,864,238	4.0%

Total deposits	$10,111,019	4.6%	$7,260,950	3.1%	$7,671,924	3.6%

		% of		% of		% of
		Total		Total		Total
Deposit Channel	Amount	Deposits	Amount	Deposits	Amount	Deposits

Branch	$4,729,699	47%	$3,059,462	42%	$3,322,752	43%
Internet	1,121,653	11%	714,837	10%	798,518	10%
Telebanking	1,249,974	12%	835,145	12%	934,572	12%
Money desk	2,358,272	23%	1,992,548	27%	2,122,146	28%
Custodial	651,421	7%	658,958	9%	493,936	7%

Total deposits	$10,111,019	100%	$7,260,950	100%	$7,671,924	100%

Trust Preferred Securities and Warrants

On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase Indymac Bancorp’s common stock. As part of this transaction, Indymac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. The proceeds from the offering are used in ongoing operations and will fund future growth and/or repurchases of Indymac Bancorp common stock under its share repurchase program (see “Share Repurchase Activities” on page 55). Also, we issued 3,500,000 warrants, each convertible into 1.5972 shares of Indymac Bancorp’s common stock as part of the WIRES offering. During the first nine months of 2006, a total of 1.5 million warrants were exercised at an average exercise price of $35.06 per share to purchase 2.5 million shares of Indymac Bancorp’s common stock. To date, total warrants of 1.6 million have been exercised and converted into a total of 2.6 million shares of Indymac Bancorp’s common stock. Subordinated debentures redeemed in conjunction with the warrant exercises totaled $39.0 million as of September 30, 2006.

In September 2006, we issued an additional $38 million in pooled trust preferred securities. To date, we have issued $308 million trust preferred securities (without warrants attached) as summarized below:

	Face Amount	Interest Rate
	(Dollars in thousands)

September 2006	$38,000	6.96%
June 2006	90,000	7.35%
December 2005	90,000	6.31%
December 2004	30,000	5.83%
December 2003	30,000	6.30%
July 2003	30,000	6.05%

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

Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. The subordinated debentures underlying the trust preferred securities, which represent the liabilities due from Indymac Bancorp to the trusts, totaled $412.5 million and $308.7 million at September 30, 2006, and December 31, 2005, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.

Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities

Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, notes payable and asset-backed commercial paper. Total other borrowings increased to $4.2 billion at September 30, 2006, from $4.1 billion at December 31, 2005.

In April 2006, we established the Northlake Capital Funding Program, a single seller asset-backed commercial paper facility, which allows us to issue directly, secured liquidity notes backed by mortgage loans. Both the collateral pledged and secured liquidity notes are recorded on our balance sheet as assets and liabilities, respectively. The secured liquidity notes have been rated F-1+ by Fitch Ratings, P-1 by Moody’s Investors Service and A-1+ by Standard & Poor’s, and are supported by credit enhancements, such as overcollateralization, excess spread, and market value agreements provided by highly rated counterparties. We are authorized to issue up to $2.5 billion in short-term notes, with expected maturities not to exceed 180 days after issuance and final maturities of 60 days following the expected maturities. As of September 30, 2006, we had $501 million in secured liquidity notes outstanding.

At September 30, 2006, we had $6.9 billion in committed financing facilities ($6.5 billion whole loan facilities, $300 million bond facilities and $100 million in unsecured revolving line of credit). Of these committed financing facilities, $2.9 billion was utilized and $1.1 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of September 30, 2006, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.

Direct Stock Purchase Plan

Our direct stock purchase plan offers investors the ability to purchase shares of our common stock directly over the Internet. During the first nine months of 2006, we raised $123.7 million of capital by issuing 2,969,165 shares of common stock through this plan.

PRINCIPAL USES OF CASH

In addition to the financing sources discussed above, our cash needs are funded by net cash flows from operations, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities, totaled $5.7 billion during the nine months ended September 30, 2006 and $3.1 billion during the nine months ended September 30, 2005. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $291.5 million and $103.6 million for the nine months ended September 30, 2006 and 2005, respectively.

REGULATORY CAPITAL REQUIREMENTS

Indymac Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of September 30, 2006, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

The Company’s business is primarily centered on single-family lending and the related production and sale of loans. As such, the accumulation of MSRs is a large component of our strategy. As of September 30, 2006, the capitalized value of MSRs was $1.6 billion. OTS regulations generally impose higher capital requirements on MSRs that exceed total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets. We have flexibility to sell or retain MSRs and the ability to increase our capital base through retention of earnings and other capital raising activities. While management believes that compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.

During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $130.1 million at September 30, 2006.

The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing Indymac’s total risk-based capital by 8 basis points. The following presents Indymac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at September 30, 2006:

		Adjusted for
	As Reported	Additional Subprime
	Pre-Subprime Risk-Weighting	Risk-Weighting	Well-Capitalized Minimum

Capital Ratios:
Tier 1 core	7.60%	7.60%	5.00%
Tier 1 risk-based	11.31%	11.24%	6.00%
Total risk-based	11.70%	11.62%	10.00%

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

In connection with our loan sales that are securitization transactions, there are $67.0 billion in loans owned by off-balance sheet trusts as of September 30, 2006. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves mostly for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. For information on the sales proceeds and cash flows from our securitizations for 2006 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Principal Sources of Cash — Loan Sales and Securitizations.”

We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. MSRs, AAA-rated and agency interest-only securities, principal-only securities, prepayment penalty securities, non-investment grade securities and residual securities were $1.6 billion, $68.4 million, $35.2 million, $98.4 million, $78.3 million and $261.7 million, respectively, at September 30, 2006.

Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

Our material contractual obligations were summarized and included in our 2005 10-K. There have been no material changes outside the ordinary course of our business in the contractual obligations as specified in the 2005 10-K during the nine months ended September 30, 2006.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to: (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated and agency interest-only securities, prepayment penalty securities, MSRs and non-investment grade and residual securities; (2) derivatives hedging instruments and hedge accounting; (3) our allowance for loan losses (“ALL”); and (4) our secondary market reserve.

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

REGULATORY UPDATES

The federal banking agencies (“Agencies”) published the final Interagency Guidance on Nontraditional Mortgage Product Risks (“Final Guidance”) on October 4, 2006. The Final Guidance sets forth supervisory expectations regarding loan terms and underwriting standards, portfolio and risk management practices, and consumer protection for nontraditional products, defined as loans that allow interest-only payments or have the potential for negative amortization. Management has analyzed the Final Guidance and believes we meet or exceed the Agencies’ expectations in most areas. However, to be fully compliant, we will need to modify certain borrower qualification standards. We currently cannot predict the precise levels, nor the impact, on our production as certain aspects of the Final Guidance are not specific and will be subject to interpretation by examiners. We also currently believe the impact will be limited and will likely be offset by volume gains from ongoing enhancements that we make to our product line that prudently meet the needs of our customers, investment strategy and loan investors.

The Agencies published proposed Interagency Guidance on Commercial Real Estate Lending (“Proposed Guidance”) in January 2006. The Proposed Guidance provides criteria for identifying institutions with commercial real estate loan concentrations that may warrant greater supervisory scrutiny. For institutions with concentrations over certain thresholds, the Proposed Guidance outlines the need for robust risk management systems and potentially higher capital levels. While the Bank currently exceeds the 100% of capital threshold for construction and land development loans, management understands the thresholds are not ceilings or caps and believes sufficient practices are in place to identify, mitigate and control the risks associated with these loans. The Proposed Guidance includes both our consumer and builder construction loans as commercial real estate loans. For various reasons that are outlined in our comment letter to the Proposed Guidance, which is published on the OTS website, we believe our consumer construction-to-permanent loans should not be covered. Management believes that if a final rule is published with content similar to the Proposed Guidance, any impact will be limited and manageable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Interest Rate Sensitivity” on page 48 as well as Item 1A included on page 76 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$521,428	$442,525
Securities classified as trading ($142.4 million and $96.8 million pledged as collateral for borrowings at September 30, 2006 and December 31, 2005, respectively)	527,579	348,962
Securities classified as available for sale, amortized cost of $4.4 billion and $3.8 billion at September 30, 2006 and December 31, 2005, respectively ($3.5 billion and $2.7 billion pledged as collateral for borrowings at September 30, 2006 and December 31, 2005, respectively)	4,422,480	3,753,195
Loans receivable:
Loans held for sale
SFR mortgage	7,579,265	5,170,168
HELOC	736,945	755,040
Consumer lot loans	24,712	98,976

Total loans held for sale	8,340,922	6,024,184

Loans held for investment
SFR mortgage	6,462,610	5,441,521
Consumer construction	1,985,738	1,656,963
Builder construction	1,018,891	838,772
HELOC	28,815	31,882
Land and other mortgage	366,984	260,615
Revolving warehouse lines of credit	166,948	48,616
Allowance for loan losses	(61,035)	(55,168)

Total loans held for investment	9,968,951	8,223,201

Total loans receivable ($13.1 billion and $10.2 billion pledged as collateral for borrowings at September 30, 2006 and December 31, 2005, respectively)	18,309,873	14,247,385
Mortgage servicing rights	1,631,316	1,094,490
Investment in Federal Home Loan Bank stock	636,650	556,262
Interest receivable	207,868	131,644
Goodwill and other intangible assets	113,037	80,847
Foreclosed assets	18,498	8,817
Other assets	996,754	788,172

Total assets	$27,385,483	$21,452,299

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$10,111,019	$7,671,924
Advances from Federal Home Loan Bank	9,332,800	6,953,000
Other borrowings	4,594,920	4,367,270
Other liabilities	1,408,912	916,664

Total liabilities	25,447,651	19,908,858

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 100,100,243 shares (70,858,660 outstanding) at September 30, 2006, and issued 93,436,622 shares (64,246,767 outstanding) at December 31, 2005	1,001	934
Additional paid-in-capital	1,533,528	1,318,751
Accumulated other comprehensive loss	(21,377)	(15,157)
Retained earnings	947,158	759,330
Treasury stock, 29,241,583 shares and 29,189,855 shares at September 30, 2006 and December 31, 2005, respectively	(522,478)	(520,417)

Total shareholders’ equity	1,937,832	1,543,441

Total liabilities and shareholders’ equity	$27,385,483	$21,452,299

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except per share data)

Interest income
Mortgage-backed and other securities	$86,212	$52,624	$233,693	$151,649
Loans held for sale
SFR mortgage	172,898	114,267	485,940	264,939
HELOC	21,888	9,288	58,548	21,642
Consumer lot loans	2,138	2,414	7,076	6,527

Total loans held for sale	196,924	125,969	551,564	293,108
Loans held for investment
SFR mortgage	80,623	60,906	230,271	171,508
Consumer construction	32,087	20,440	84,609	59,097
Builder construction	27,396	18,086	73,960	46,614
Land and other mortgage	8,211	4,651	23,003	11,982
HELOC	622	535	1,863	1,659
Revolving warehouse lines of credit	2,549	474	5,139	644

Total loans held for investment	151,488	105,092	418,845	291,504
Other	12,127	8,098	32,706	19,534

Total interest income	446,751	291,783	1,236,808	755,795
Interest expense
Deposits	113,758	52,261	280,841	132,479
Advances from Federal Home Loan Bank	115,769	76,907	329,846	193,711
Other borrowings	80,513	49,796	232,046	114,293

Total interest expense	310,040	178,964	842,733	440,483

Net interest income	136,711	112,819	394,075	315,312
Provision for loan losses	4,988	3,528	11,040	8,425

Net interest income after provision for loan losses	131,723	109,291	383,035	306,887
Other income
Gain on sale of loans	160,225	151,086	503,083	454,785
Service fee income	21,058	10,304	79,194	25,521
Gain on mortgage-backed securities, net	18,968	728	24,611	11,933
Fee and other income	13,600	11,285	37,276	25,588

Total other income	213,851	173,403	644,164	517,827

Net revenues	345,574	282,694	1,027,199	824,714
Other expense
Operating expenses	202,698	153,860	578,148	455,221
Amortization of other intangible assets	430	145	694	452

Total other expense	203,128	154,005	578,842	455,673

Earnings before provision for income taxes and minority interests	142,446	128,689	448,357	369,041
Provision for income taxes	56,266	50,746	176,545	145,343

Net earnings before minority interests	86,180	77,943	271,812	223,698
Minority interests	—	417	1,124	1,008

Net earnings	$86,180	$77,526	$270,688	$222,690

Earnings per share:
Basic	$1.25	$1.23	$4.07	$3.57
Diluted	$1.19	$1.16	$3.87	$3.38
Weighted-average shares outstanding:
Basic	68,866	63,268	66,570	62,460
Diluted	72,286	67,100	70,009	65,908
Dividends declared per share	$0.48	$0.40	$1.38	$1.14

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Income	Stock	Equity
	(Unaudited)
	(Dollars in thousands)

Balance at December 31, 2004	61,995,480	$912	$1,186,682	$(20,304)	$616,516	$—	$(519,835)	$1,263,971
Cumulative-effect adjustment due to change in accounting for common stock options	—	—	68,111	—	(51,811)	—	—	16,300

Balance at December 31, 2004, retrospectively adjusted (see Note 2)	61,995,480	912	1,254,793	(20,304)	564,705	—	(519,835)	1,280,271
Exercises of common stock options	1,800,610	18	42,727	—	—	—	—	42,745
Exercises of warrants	138,794	1	3,035	—	—	—	—	3,036
Compensation expenses for common stock options	—	—	9,211	—	—	—	—	9,211
Net officers’ notes receivable payments	—	—	25	—	—	—	—	25
Deferred compensation, restricted stock, and amortization net of forfeitures	265,450	3	3,872	—	—	—	—	3,875
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(11,688)	—	(11,688)	—	(11,688)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	18,833	—	18,833	—	18,833
Purchases of common stock	(16,352)	—	—	—	—	—	(579)	(579)
Cash dividends	—	—	—	—	(71,786)	—	—	(71,786)
Net earnings, retrospectively adjusted (see Note 2)	—	—	—	—	222,690	222,690	—	222,690

Total comprehensive income	—	—	—	—	—	$229,835	—	—

Balance at September 30, 2005, retrospectively adjusted	64,183,982	$934	$1,313,663	$(13,159)	$715,609		$(520,414)	$1,496,633

Balance at December 31, 2005	64,246,767	$934	$1,242,500	$(15,157)	$818,241	$—	$(520,417)	$1,526,101
Cumulative-effect adjustment due to change in accounting for common stock options	—	—	76,251	—	(58,911)	—	—	17,340

Balance at December 31, 2005, retrospectively adjusted	64,246,767	934	1,318,751	(15,157)	759,330	—	(520,417)	1,543,441
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	10,624	—	—	10,624
Issuance of common stock	2,969,165	30	123,696	—	—	—	—	123,726
Exercises of common stock options	800,993	8	21,807	—	—	—	—	21,815
Exercises of warrants	2,466,974	25	54,125	—	—	—	—	54,150
Compensation expenses for common stock options	—	—	7,386	—	—	—	—	7,386
Net officers’ notes receivable payments	—	—	100	—	—	—	—	100
Deferred compensation, restricted stock, and amortization net of forfeitures	426,489	4	7,663	—	—	—	—	7,667
Net unrealized gain on mortgage-backed securities available for sale	—	—	—	7,816	—	7,816	—	7,816
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(14,036)	—	(14,036)	—	(14,036)
Purchases of common stock	(51,728)	—	—	—	—	—	(2,061)	(2,061)
Cash dividends	—	—	—	—	(93,484)	—	—	(93,484)
Net earnings	—	—	—	—	270,688	270,688	—	270,688

Total comprehensive income	—	—	—	—	—	$264,468	—	—

Balance at September 30, 2006	70,858,660	$1,001	$1,533,528	$(21,377)	$947,158		$(522,478)	$1,937,832

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2006	2005
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$270,688	$222,690
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of loans	(503,083)	(454,785)
Compensation expenses related to stock options and restricted stocks	15,053	13,086
Other amortization and depreciation	54,240	38,916
Change in valuation of mortgage servicing rights, including amortization	243,339	184,384
Gain on mortgage-backed securities, net	(24,611)	(11,933)
Provision for loan losses	11,040	8,425
Net increase in deferred tax liability	186,127	113,585
Net decrease (increase) in other assets and liabilities	38,742	(10,732)

Net cash provided by operating activities before activity for trading securities and loans held for sale	291,535	103,636
Net sales of trading securities	245,560	74,550
Net purchases and originations of loans held for sale	(5,933,894)	(3,177,009)

Net cash used in operating activities	(5,396,799)	(2,998,823)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	463,732	763,209
Purchases of mortgage-backed securities available for sale	(570,884)	(602,285)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	652,610	660,467
Net increase in investment in Federal Home Loan Bank stock, at cost	(80,388)	(148,140)
Net decrease (increase) in real estate investment	7,483	(27,495)
Net purchases of property, plant and equipment	(74,465)	(63,082)
Purchase of Financial Freedom minority interest	(40,000)	—

Net cash provided by investing activities	358,088	582,674

Cash flows from financing activities:
Net increase in deposits	2,436,235	1,515,565
Net increase in advances from Federal Home Loan Bank	2,379,800	459,000
Net increase in borrowings	97,920	419,991
Net proceeds from issuance of common stock	123,726	—
Net proceeds from issuance of trust preferred securities	128,000	—
Redemption of trust preferred securities	(28,587)	—
Net proceeds from stock options, warrants and notes receivable	76,065	45,806
Cash dividends paid	(93,484)	(71,786)
Purchases of common stock	(2,061)	(579)

Net cash provided by financing activities	5,117,614	2,367,997

Net increase (decrease) in cash and cash equivalents	78,903	(48,152)
Cash and cash equivalents at beginning of period	442,525	356,157

Cash and cash equivalents at end of period	$521,428	$308,005

Supplemental cash flow information:
Cash paid for interest	$779,203	$394,625

Cash (received) paid for income taxes	$(48,685)	$69,935

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$2,258,617	$2,032,052

Net transfer of mortgage servicing rights to trading securities	$2,601	$8,491

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

IndyMac Bancorp, Inc. is a savings and loan holding company. References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone while references to “Indymac,” the “Company,” “we” or “us” refer to Indymac Bancorp and its consolidated subsidiaries.

The consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“Indymac Bank”). All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in Indymac’s majority-owned subsidiaries are included in “other liabilities” on the consolidated balance sheets and the minority interests on Indymac’s earnings are reported separately. On July 3, 2006, the Company acquired the remaining 6.25% of the outstanding common stock of Financial Freedom Senior Funding Corporation (“Financial Freedom”) from James Mahoney, CEO of Financial Freedom, for an aggregate cash purchase price of $40.0 million. The transaction is accounted using the purchase method of accounting under SFAS No. 141 “Business Combination.” Total goodwill and other intangibles recorded were $29.1 million and $3.8 million, respectively. As a result of this transaction, Financial Freedom is now a wholly-owned subsidiary of Indymac Bank.

The consolidated financial statements of Indymac are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Indymac’s 2005 10-K.

NOTE 2 — NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-retrospective method. The following summarizes net earnings, as well as dilutive earnings per share, for all quarters in 2005:

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

See Note 5 — Stock-Based Compensation for further details on the stock compensation expenses for the three and nine months ended September 30, 2006 and 2005.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management plans to adopt this Statement on January 1, 2007 and is assessing the impact, if any, of the adoption of this Statement on our financial results.

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FIN 46(R)-6”). FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. The Company adopted the guidance in FIN 46(R)-6 prospectively on July 1, 2006 and this adoption did not have a material impact on the Company’s financial condition and results.

In June 2006, the Emerging Issues Task Force (“EITF”) reached final conclusions on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits,” pursuant to FASB Statement No. 43, “Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 requires that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to Statement No. 43 and, therefore, a liability for the benefit should be accrued over the period required for the employee to earn the right to the time off under the arrangement. This Statement is effective for fiscal years beginning after December 15, 2006. Consistent with Statement No. 154, “Accounting Changes and Error Corrections,” the effect of adoption should be recognized as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all prior periods. Management plans to adopt this Statement on January 1, 2007, and is assessing the impact, if any, of the adoption of this Statement on our financial statements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on our financial results.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to our consolidated balance sheets.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is not anticipated that the initial adoption of SAB No. 108 will have a material impact on our financial results.

NOTE 3 — MORTGAGE-BACKED SECURITIES AND AGENCY NOTES

As of September 30, 2006 and December 31, 2005, MBS and agency notes were comprised of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

Mortgage-backed securities — Trading
AAA-rated non-agency securities	$33,829	$52,633
AAA-rated and agency interest-only securities	68,440	78,731
AAA-rated principal-only securities	35,158	9,483
Prepayment penalty securities	98,422	75,741
Other investment grade securities	29,906	8,830
Other non-investment grade securities	38,999	4,480
Non-investment grade residual securities	222,825	119,064

Total mortgage-backed securities — Trading	$527,579	$348,962

Mortgage-backed securities and agency notes — Available for sale
AAA-rated non-agency securities	$4,130,995	$3,524,952
AAA-rated agency securities	50,084	43,014
Other investment grade securities	163,289	83,290
Other non-investment grade securities	39,279	53,232
Non-investment grade residual securities	38,833	48,707

Total mortgage-backed securities and agency notes — Available for sale	$4,422,480	$3,753,195

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of September 30, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(Dollars in thousands)

Securities — Available for Sale:
AAA-rated agency securities	$(308)	$32,069	$(5)	$184	$(313)	$32,253
AAA-rated non-agency securities	(177)	129,915	(40,660)	1,740,227	(40,837)	1,870,142
Other investment grade securities	(412)	20,017	(2,049)	26,749	(2,461)	46,766

Total Securities — Available for Sale	$(897)	$182,001	$(42,714)	$1,767,160	$(43,611)	$1,949,161

The securities in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are attributable to changes in interest rates and individually were 6%, or less, of their respective amortized cost basis.

NOTE 4 — SEGMENT REPORTING

The Company operates through two primary segments: mortgage banking and thrift. For more information regarding each segment as well as the accounting methodology used for reporting segment financial results refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Detail Channel Results” on page 9 to 12. The “Other” column in the tables below includes items such as deposits, treasury, eliminations and overhead.

Segment information for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Mortgage Banking
		MSRs and
	Production	Retained			Total
	Divisions	Assets	Thrift	Other	Company
	(Dollars in thousands)

Three months ended September 30, 2006
Net interest income	$41,218	$17,429	$67,185	$10,879	$136,711
Net revenues (expense)	204,391	65,653	84,842	(9,312)	345,574
Net earnings (loss)	68,635	30,404	35,232	(48,091)	86,180
Allocated average capital	509,136	401,545	687,962	272,736	1,871,379
Assets as of September 30, 2006	$7,687,438	$2,797,416	$15,952,532	$948,097	$27,385,483
Return on equity	53%	30%	20%	N/A	18%
Three months ended September 30, 2005
Net interest income	$34,695	$11,242	$60,076	$6,806	$112,819
Net revenues (expense)	175,465	25,021	81,866	342	282,694
Net earnings (loss)	64,817	9,564	36,239	(33,094)	77,526
Allocated average capital	415,031	189,744	546,094	264,492	1,415,361
Assets as of September 30, 2005	$4,618,997	$1,559,104	$12,359,345	$1,090,298	$19,627,744
Return on equity	62%	20%	26%	N/A	22%

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Mortgage Banking
		MSRs and
	Production	Retained			Total
	Divisions	Assets	Thrift	Other	Company
	(Dollars in thousands)

Nine months ended September 30, 2006
Net interest income	$122,119	$44,739	$202,152	$25,065	$394,075
Net revenues (expense)	621,018	158,376	263,532	(15,727)	1,027,199
Net earnings (loss)	217,969	72,650	112,163	(132,094)	270,688
Allocated average capital	513,941	350,293	665,017	208,934	1,738,185
Assets as of September 30, 2006	$7,687,438	$2,797,416	$15,952,532	$948,097	$27,385,483
Return on equity	57%	28%	23%	N/A	21%
Nine months ended September 30, 2005
Net interest income	$83,810	$36,262	$172,000	$23,240	$315,312
Net revenues (expense)	549,896	66,172	230,446	(21,800)	824,714
Net earnings (loss)	207,970	25,304	102,761	(113,345)	222,690
Allocated average capital	337,572	183,162	505,144	315,063	1,340,941
Assets as of September 30, 2005	$4,618,997	$1,559,104	$12,359,345	$1,090,298	$19,627,744
Return on equity	82%	18%	27%	N/A	22%

NOTE 5 — STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 2002 Incentive Plan, as amended and restated, and the 2000 Stock Incentive Plan, as amended (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted and performance stock awards, and other awards to employees (including officers) and directors. On April 25, 2006, the 2002 Incentive Plan, as amended and restated, was approved by shareholders to increase the total number of shares of common stock reserved and available for issuance from 6,000,000 to 11,200,000. Each share issued pursuant to a full value award (such as restricted stock) will reduce the number of shares of common stock available for future grant by 3.5 shares. The term of options granted under the 2002 Incentive Plan (the “Plan”) was reduced from ten years to seven years, and the Company is no longer able to grant stock appreciation rights, bonus stock, stock units, performance shares or performance units under the Plan.

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

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB No. 25 and related Interpretations, as permitted by SFAS No. 123. No stock option compensation cost was recognized in the Statement of Earnings as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-retrospective-transition method. Under this method, compensation cost recognized for 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statements No. 123 and 123(R), respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income before income taxes and net income for the three months ended September 30, 2006 included stock option compensation cost of $2.4 million and $1.6 million, respectively, which represented $0.02 impact on both basic and dilutive earnings per share. For the nine months ended September 30, 2006, the stock option compensation cost (pre-tax) was $7.4 million, or $0.11 impact on dilutive earnings per share. The Company’s net income for the three and nine months ended September 30, 2005 have been retrospectively adjusted to reflect pre-tax stock option compensation cost of $2.9 million and $9.2 million, respectively. The retrospectively adjusted dilutive earnings per share for the three and nine months were $1.16 and $3.38, respectively.

The fair value of each option award is estimated on the date of grant. For grants issued on and after January 1, 2006, the fair value is determined using an enhanced binomial lattice model. For options granted prior to January 1, 2006, the fair value of these awards was based on the fair value calculated for purposes of the SFAS No. 123 pro-forma disclosures which used the Black Scholes option pricing model. The assumptions used in the valuations for options granted during the nine months ended September 30, 2006 and 2005 are summarized as follows:

	2006	2005

Expected volatility	28.11-28.44%	27.55-29.42%
Expected dividends	4.00-4.60%	3.52-4.07%
Weighted average expected term (in years)	6.89-7.34	5.00
Risk-free rate	4.54-4.73%	4.16-4.54%

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

Option activity under the Plans as of September 30, 2006, and activity for the three and nine months ended September 30, 2006 follows:

			Weighted
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options:	Shares	Price	Term	Fair Value
				(In thousands)

Options outstanding at June 30, 2006	7,969,272	$26.37
Options granted	—	—
Options exercised	(157,440)	25.15
Options canceled, forfeited and expired	(29,293)	35.94

Options outstanding at September 30, 2006	7,782,539	$26.36	6.04	$59,132

Options exercisable at September 30, 2006	5,724,701	$23.74	5.29	$42,504

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Weighted
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options:	Shares	Price	Term	Fair Value
				(In thousands)

Options outstanding at December 31, 2005	7,851,820	$24.82
Options granted	788,140	39.11
Options exercised	(797,584)	23.06
Options canceled, forfeited and expired	(59,837)	36.13

Options outstanding at September 30, 2006	7,782,539	$26.36	6.04	$59,132

Options exercisable at September 30, 2006	5,724,701	$23.74	5.29	$42,504

No stock options were granted during the three months ended September 30, 2006. The weighted average grant-date fair value of options granted during the three months ended September 30, 2005 was $9.80. The total fair value of options exercised during the three months ended September 30, 2006 and 2005, was $1.1 million and $3.1 million, respectively. For the nine months ended September 30, 2006 and 2005, the total fair value of options exercised was $5.2 million and $10.6 million, respectively.

The status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, follow:

		Weighted-Average
		Grant-Date
		Fair Value
Nonvested Options:	Shares	per Share

Nonvested at December 31, 2005	2,660,324	$7.54
Granted	788,140	9.13
Vested	(1,333,933)	7.62
Canceled, forfeited and expired	(56,693)	8.19

Nonvested at September 30, 2006	2,057,838	$8.08

As of September 30, 2006, there was $10.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized in less than three years. The total fair value of shares vested during the three months ended September 30, 2006 and 2005, was $0.6 million and $0.4 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $10.2 million and $11.8 million, respectively.

Cash received from option exercise under the Plans for the nine months ended September 30, 2006 and 2005, was $18.4 million and $30.7 million, respectively. The actual tax benefit for the tax deductions from option exercises totaled $6.3 million and $15.5 million, respectively, for the nine months ended September 30, 2006 and 2005. To the extent the tax deductions exceed the amount previously expensed for financial accounting purposes, the related tax benefit on the excess is credited to equity, but only if that benefit can be realized currently.

The Company recorded compensation cost of $2.8 million and $1.3 million related to the restricted stock granted under the Plans for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the compensation cost related to the restricted stock was $7.3 million, and $4.0 million, respectively.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock activity under the Plans as of September 30, 2006, and changes during the three and nine months ended September 30, 2006 follow:

		Weighted-Average
		Grant-Date
		Fair Value
Restricted Stock:	Shares	per Share

Nonvested at June 30, 2006	799,861	$38.05
Granted	68,622	41.81
Vested	(5,253)	24.43
Canceled and forfeited	(22,937)	38.51

Nonvested at September 30, 2006	840,293	$38.53

		Weighted-Average
		Grant-Date
		Fair Value
Restricted Stock:	Shares	per Share

Nonvested at December 31, 2005	582,401	$32.59
Granted	485,671	40.32
Vested	(170,175)	24.20
Canceled and forfeited	(57,604)	37.89

Nonvested at September 30, 2006	840,293	$38.53

NOTE 6 — DEFINED BENEFIT PENSION PLAN NET PERIODIC COST

Through December 31, 2002, we provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees. Employees hired prior to January 1, 2003 are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a service requirement of one year and a vesting requirement of five years of service. Our policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the DBP Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of Employee Retirement Income Security Act of 1974 (“ERISA”). Employees hired after December 31, 2002 are not eligible for the DBP Plan.

The components of net periodic expense for the DBP Plan are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Service cost	$1,575	$1,486	$4,725	$4,458
Interest cost	568	453	1,704	1,359
Expected return on assets	(582)	(440)	(1,746)	(1,320)
Recognized actuarial loss	81	85	243	255
Amortization of prior service cost	14	14	42	42

Net periodic expense	$1,656	$1,598	$4,968	$4,794

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used in computing the net periodic expense at September 30, 2006 and 2005 were as follows:

	Three Months
	Ended September 30,
	2006	2005

Assumed discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%

The Company made a lump sum contribution payment of $3.8 million to the DBP Plan in the third quarter of 2006 for the 2005 plan year. The reduction in the contribution from the previously disclosed $7.0 million in the 2005 10-K resulted mainly from the Full Funding Limitation imposed by the Internal Revenue Code.

NOTE 7 — LEGAL MATTERS

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the current state of the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses, the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution, and the opinion of internal and external counsel. Due to the difficulty of predicting the outcome of such actions, the Company can give no assurance that it will prevail on all claims made against it or that its assessment will ultimately prove to be correct; however, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods.

NOTE 8 — SUBSEQUENT EVENTS

Based on Indymac’s operating performance and financial position — including earnings, capital and liquidity — and its commitment to shareholder value, Indymac’s Board of Directors increased the cash dividend to $0.50 per share. This represents an increase of 19% from the dividend declared and paid in the fourth quarter of 2005. The cash dividend is payable December 7, 2006 to shareholders of record on November 9, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of September 30, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting or in other factors that are reasonably likely to affect the Company’s disclosure of controls and procedures subsequent to September 30, 2006.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Certain of such actions include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. The Company reviews these actions on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on the current state of the evidence discovered and in its possession, the strength of probable witness testimony, the viability of its defenses, the likelihood of prevailing at trial or resolving the matter through alternative dispute resolution, and the opinions of internal and external counsel. Due to the difficulty of predicting the outcome of such actions, the Company can give no assurance that it will prevail on all claims made against it or that its assessments will ultimately prove to be correct; however, management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed on pages 70 to 78 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See “Share Repurchase Activities” on page 55 for a discussion of share repurchases conducted by Indymac during the third quarter of 2006.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

4.1	2000 Stock Incentive Plan, as amended.
4.2	2002 Incentive Plan, as amended and restated, as amended.
10.1	Board Compensation Policy and Stock Ownership Requirements.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on November 2, 2006.

Indymac Bancorp, Inc.
(Registrant)

By:	/s/ Michael W. Perry
Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Scott Keys
Scott Keys
Executive Vice President
and Chief Financial Officer