Form 10-K
period 2006-12-31
INDYMAC BANCORP INC
filed 2007-03-01
CIK 773468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-8972
INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation) 888 East Walnut Street, Pasadena, California (Address of principal executive offices)	95-3983415 (I.R.S. Employer Identification No.) 91101-7211 (Zip Code)

Registrant’s telephone number, including area code:
(800) 669-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value (including related preferred stock purchase rights)	New York Stock Exchange
WIRES Units (Trust Preferred Securities and Warrants)	New York Stock Exchange

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing price for shares of Common Stock as of June 30, 2006, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $3,119,794,294. For the purposes of the foregoing calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates.

As of February 16, 2007, 72,329,748 shares of IndyMac Bancorp, Inc. Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2007 Annual Meeting — Part III

INDYMAC BANCORP, INC.

2006 ANNUAL REPORT ON FORM 10-K

INDYMAC BANCORP, INC.

2006 ANNUAL REPORT ON FORM 10-K

Items 1. and 7.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K may be deemed to be forward-looking statements within the meaning of the federal securities laws. The words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “goal,” “target,” and similar expressions identify forward-looking statements that are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, the effect of economic and market conditions including industry volumes and margins; the level and volatility of interest rates; the Company’s hedging strategies, hedge effectiveness and asset and liability management; the accuracy of subjective estimates used in determining the fair value of financial assets of Indymac; the credit risks with respect to our loans and other financial assets; the actions undertaken by both current and potential new competitors; the availability of funds from Indymac’s lenders and from loan sales and securitizations to fund mortgage loan originations and portfolio investments; the execution of Indymac’s growth plans and ability to gain market share in a significant market transition; the impact of disruptions triggered by natural disasters; the impact of current, pending or future legislation, regulations or litigation; and other risk factors described in the reports that Indymac files with the Securities and Exchange Commission, including this Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its reports on Form 8-K.

While all of the above items are important, the highlighted items represent those that, in management’s view, merit increased focus given current conditions.

ITEM 1.	BUSINESS

IndyMac Bancorp, Inc. is the holding company for IndyMac Bank, F.S.B., a $29 billion hybrid thrift/mortgage bank, headquartered in Pasadena, California (“Indymac Bank” or “Bank”). Indymac Bank originates mortgages in all 50 states of the U.S. and is the largest savings and loan headquartered in Los Angeles County, California, the seventh largest nationwide, based on assets according to American Banker, the ninth largest residential mortgage originator according to the National Mortgage News based on third quarter 2006 mortgage origination volume, and the eleventh largest mortgage servicer according to National Mortgage News as of September 30, 2006. Indymac Bank, operating as a hybrid thrift/mortgage banker, provides cost-efficient financing for the acquisition, development, and improvement of single-family homes. Indymac also provides financing secured by single-family homes and other banking products to facilitate consumers’ personal financial goals. We facilitate the acquisition, development, and improvement of single-family homes through our e-MITS(R) (Electronic Mortgage Information and Transaction System) platform that automates underwriting, risk-based pricing and rate locking on a nationwide basis via the Internet at the point of sale. Indymac Bank offers highly competitive mortgage products and services that are tailored to meet the needs of both consumers and mortgage professionals.

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

We entered the reverse mortgage industry through the acquisition of 93.75% of the outstanding shares of common stock of Financial Freedom Holdings, Inc. (“Financial Freedom”), the leading provider of reverse mortgages in the United States of America, and the related assets from Lehman Brothers Bank, F.S.B. and its affiliates on July 16, 2004. The remaining shares of the common stock of Financial Freedom, constituting 6.25% of the outstanding shares of common stock, were held by its chief executive officer, James Mahoney, after the acquisition. The acquisition was consummated as part of our strategy to increase market share by offering niche mortgage products and servicing a broad customer base. On July 3, 2006, the Company purchased from James Mahoney the remaining 6.25% interest in Financial Freedom for $40 million. Financial Freedom now operates as a wholly-owned subsidiary of Indymac Bank.

References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “Indymac,” the “Company,” or “we” refer to the parent company and its consolidated subsidiaries. References to “Indymac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries.

BUSINESS MODEL

Indymac’s hybrid thrift/mortgage banking business model is the basis for our corporate structure. Our model provides a strong framework for growth over the long-term and the flexibility to operate efficiently in varying interest-rate environments. Our businesses are aligned into two primary operating segments, the mortgage banking and the thrift segments. Mortgage banking involves the originating and trading of mortgage loans and related assets, and the servicing of these loans. The revenues from mortgage banking consist primarily of gains on sale of the loans; interest income earned while the loans are held for sale; and the servicing fees. The thrift side of our business invests in single-family residential mortgage assets including mortgage-backed securities (“MBSs”) which we hold on our balance sheet. Revenues consist primarily of spread income, which represents the difference between the interest earned on the loans and the cost of funds.

As a result of the quick asset turn times associated with mortgage banking, it is less capital-intensive than thrift investing and offers higher returns on invested capital. However, mortgage banking is cyclical: origination volumes are closely correlated to interest rates, rising when rates fall and falling when rates rise.

Thrift investing requires more capital than mortgage banking, resulting in lower returns on invested capital. However, the returns tend to be more stable and less cyclical than those from mortgage banking, and they generally improve as returns on mortgage banking decline. As interest rates rise, there is little incentive for borrowers to refinance, so portfolio runoff (i.e., reduction) is reduced.

Our hybrid business model allows us to take advantage of both the higher returns on invested equity offered by mortgage banking, and the earnings stability offered by a traditional savings and loan institution. The common denominator of the Company’s business is providing consumers with single-family residential mortgages through relationships with each segment’s core customers via the channels in which we operate. Prudent allocation of capital between our mortgage banking and thrift segments, depending on the interest rate environment, market conditions and expected return on equity, serves to stabilize earnings through the mortgage cycles. With our hybrid model, we can take advantage of opportunities to fund and sell loans, but we also prudently build a portfolio of high-quality investment loans and mortgage-backed securities, as well as a substantial servicing portfolio to provide more consistent income throughout the interest rate cycle. By deploying capital in the area that offers the best returns, we are able to stabilize earnings through a variety of economic and interest rate cycles.

Indymac’s long-term strategy focuses on gaining a larger share of the mortgage origination market without compromising profitability goals. During 2006, we successfully executed our strategy and reached a record level of mortgage production of $90.0 billion and increased our market share by 78% to 3.58% while the market volume declined. According to the National Mortgage News, by the third quarter of 2006, we were the ninth largest originator of mortgage loans in the United States of America. We will continue to leverage our mortgage-banking infrastructure, increase our marketing and sales efforts, and expand our geographic presence in an effort to gain additional market share in the future.

In the fourth quarter of 2006, we saw a fairly dramatic decrease in the return on equity (“ROE”) in our thrift segment, mostly caused by net interest margin erosion in our whole loan and MBS portfolios. As such, it does not make economic sense for us to grow these portfolios to the extent that we had previously planned. While we will continue to maintain some level of investments in our whole loan and MBS portfolios, going forward the growth of these portfolios will be based on the extent to which (1) their ROEs exceed our cost of both core and risk-based capital or (2) they are needed to support our core mortgage banking investments in mortgage servicing rights and residual and non-investment grade securities, if their ROEs are below our cost of capital. These changes in our business model and strategy represent fine-tuning more than a major strategic shift.

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

MORTGAGE BANKING

The mortgage banking segment’s core activities are loan production, loan sales, and the performance of our servicing functions. Loan production is achieved by delivering a suite of mortgage products, predominantly prime credit quality, to our customers using a technology-based approach across multiple channels on a nationwide basis supported by 16 strategically distributed regional mortgage centers. Our broad product line includes adjustable-rate mortgages (“ARMs”), intermediate term fixed-rate loans, pay option ARMs offering borrowers multiple payment options, fixed-rate mortgages, both conforming and non-conforming, construction-to-permanent loans, subprime mortgages, home equity lines of credits (“HELOCs”) and reverse mortgages.

Our largest production channel, mortgage professionals group, originates or purchases mortgage loans through its relationships with mortgage brokers, mortgage bankers, and financial institutions. We also offer mortgages and reverse mortgages to consumers through channels such as direct mail, Internet leads, online advertising, affinity relationships, real estate professionals, including realtors, and through our Southern California retail banking branches.

When we have accumulated a sufficient volume of loans with similar characteristics, generally $100 million to $1.5 billion in principal amount, we sell the loans in the secondary market. The length of time between when we originate or purchase a mortgage loan and when we sell or securitize the mortgage loan generally ranges from 10 to 90 days, depending on factors such as loan volume by product type and market fluctuations in the prices of MBS. On average during 2006, we sold loans within 50 days of purchase or origination, down from 52 days in 2005.

We sell the majority of the mortgage loans that we originate or purchase (88% in 2006). The loans are usually sold on a non-recourse basis, but we do make certain representations and warranties concerning the loans. We generally retain the servicing rights with respect to loans sold to the government sponsored enterprises (“GSEs”), primarily Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Company (“Freddie Mac”). The credit losses on these loans are absorbed by the GSEs. We pay guarantee fees to the GSEs to compensate them for their assumption of credit risk.

We also sell loans through private-label securitizations. Loans sold through private-label securitizations consist primarily of non-conforming loans and subprime loans. The securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special purpose entities, which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third-party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support (other than temporary servicing advances) to either the third-party investors or securitization trusts. Neither the third-party investors nor the securitization trusts have recourse to our assets or us, and neither have the ability to require us to repurchase their securities. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty, we could be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special purpose entities,” which meet the legal isolation criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and are therefore not consolidated for financial reporting purposes. We also sell loans on a whole-loan basis to institutional investors with servicing on such loans either retained by us or released to the institutional investors.

In addition to the cash we receive from the sale of MBS, we typically retain certain interests in the securitization trust as payment for the loans. These retained interests may include mortgage servicing rights (“MSRs”), AAA-rated interest-only securities, AAA-rated senior securities, AAA-rated principal-only securities, subordinated classes of securities, residual securities, securities associated with prepayment charges on the underlying mortgage loans, cash reserve funds, or an overcollateralization account. Other than AAA-rated interest-only and principal-only securities, the AAA-rated senior securities, the securities associated with prepayment charges on the underlying mortgage loans, and the MSRs, these retained interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. We are entitled to receive payment on most of these retained interests only after the third party investors are repaid their investment plus interest and there is excess cash in the securitization trust. Our ability to obtain repayment of our residual interests depends solely on the performance of the underlying mortgage loans. Material adverse changes in performance of the loans, including actual credit losses and prepayment speeds differing from our assumptions, may have a significant adverse effect on the value of these retained interests.

We usually retain the servicing rights for the securitized mortgage loans, as discussed in the description of servicing operations below under the caption “Loan Servicing.” As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of each loan. This servicing fee is calculated and payable on a monthly basis. We may also be entitled to receive additional servicing compensation, such as late payment fees or prepayment charges. Our servicing fees have priority in payment over each class of securities issued by the securitization trusts.

Refer to “Note 14 — Transfers and Servicing of Financial Assets” in the accompanying notes to consolidated financial statements for additional information.

Production Divisions

Mortgage Professionals Group

Our largest production channel, mortgage professionals group, was responsible for 86% of our total mortgage production during 2006. This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions, capital market participants across the country, and homebuilders via three channels: wholesale, correspondent, and conduit. Mortgage loans could be either funded by us (wholesale) or obtained as closed loans on a flow basis (correspondent) or in bulk purchases (conduit). When originating or purchasing mortgage loans, we generally acquire the rights to “service” the mortgage loans (as described below). When we sell the loans, we may either retain the related servicing rights and service the loans through our Home Loan Servicing division or sell those rights. See “Loan Servicing” below.

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

During 2006, to continue our emphasis on increasing production capacity and geographic penetration to build market share, the division opened three new regional centers. With these three new centers, the division currently has 16 regional centers. Looking ahead, we plan to add several new regional offices in the coming years as a way of increasing geographic penetration to gain market share in target markets, improving customer service, and improving operational efficiencies.

The retail lending group, a division of the mortgage professionals group, will open storefront mortgage offices in areas supported by regional operating centers. These offices will offer mortgage services through the retail channel, anchored by a proven local producing leader. The choice of areas in which to open retail mortgage offices will be determined based upon several factors, such as the availability of local talent and the demographic characteristics of the area. We plan to open 15 to 20 retail mortgage offices in 2007.

In February 2007, the Company entered into a definitive agreement to purchase assets of the retail mortgage banking platform of New York Mortgage Company, LLC (“NYMC”), a wholly owned taxable REIT subsidiary of

New York Mortgage Trust, Inc. As part of the transaction, the Company will hire a majority of NYMC’s employees, including approximately 200 retail loan officers and a strong retail branch management team. This acquisition is part of our strategy to build our retail platform. See “Note 27 — Subsequent Events” in the accompanying notes to consolidated financial statements for further discussion on the acquisition.

Consumer Direct

This channel markets mortgage products directly to existing and new consumers nationwide through direct mail, Internet lead aggregator, outbound telesales, online advertising, and referral programs, as well as our Southern California retail banking branches.

Through our call center operations and our Southern California retail banking branch network, loan consultants counsel consumers on the loan application process and make lending decisions using our e-MITS technology. Loans are processed and funded by our operations group within our regional call centers.

Financial Freedom

Through the acquisition of Financial Freedom, we have become the leading provider of reverse mortgages in the United States. This group is responsible for the generation and servicing of predominantly reverse mortgage products with senior customers via the affinity business unit to institutional relationships, traditional wholesale mortgage relationship sales force and a retail loan officer sales force. Reverse mortgages allow homeowners age 62 and older to convert home equity into cash to supplement their retirement income. The equity may be withdrawn in a lump sum, as annuity-style monthly payments, as a credit line, or any combination thereof. Reverse mortgages offered by us feature: no recourse to the borrower, no repayment during the borrower’s occupancy of the home, and a repayment amount that cannot exceed the value of the home (after costs of sale). With the increased familiarity that senior homeowners and their financial advisors have with this product, the reverse mortgage market is expected to continue to grow. Comparing 2006 to 2005, our reverse mortgage volume increased 71% to $5.0 billion in 2006 from $2.9 billion in 2005. However, the competition is expected to intensify in this market. As a result, margin for this product will be negatively impacted.

Loan Servicing

MSRs and Other Retained Assets

This division manages the assets the Company retains in conjunction with its mortgage loan sales. The assets held include the following asset classes: (i) mortgage servicing rights (“MSRs”), interest-only strips, prepayment penalty securities and residual securities; (ii) derivatives and securities held as hedges of such assets, including forward rate agreements swaps, options, futures, principal-only securities, agency debentures and U.S. Treasury bonds; (iii) loans acquired through clean-up calls or originated through the Company’s customer retention programs; and (iv) investment and non-investment grade securities. The Company hedges the MSRs to protect the economic value of the MSRs.

At December 31, 2006, primarily through our Home Loan Servicing operation in Kalamazoo, Michigan, we serviced $148.0 billion of mortgage loans, of which $139.8 billion was serviced for others, an increase of 65% from $84.5 billion serviced for others in 2005. The growth in our portfolio of loans serviced for others was attributable to our record production and sale volumes in 2006. The servicing portfolio includes servicing for prime and subprime loans, HELOCs, reverse mortgages, manufactured housing loans and home improvement loans.

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

THRIFT

The strategy of our thrift segment has been to leverage and scale infrastructure with prudent mortgage related asset growth to stabilize and diversify company-wide earnings, targeting a return on equity ranging from 15% to 20%. Through leveraging our capital and our FDIC-insured financial institution, the thrift segment principally invests in single-family residential (“SFR”) mortgage loans (predominantly prime ARMs, including intermediate term fixed-rate loans), construction financing for single-family residences or lots provided directly to individual consumers, builder construction financing facilities for larger residential subdivision loans, HELOCs, mortgage-backed securities, and warehouse lines of credit, which provides short- term revolving warehouse lending facilities to small-to-medium size mortgage bankers and brokers to finance mortgage loans from the closing of the loans until they are sold. The thrift segment also occasionally engages in loan sales with servicing retained, principally of HELOCs and lot loans, as part of our balance sheet management efforts and our efforts to optimize returns on equity. The primary sources of revenue for the thrift segment are net interest income on loans and securities, and to a lesser extent, the gain on sale of HELOCs and lot loans.

In the fourth quarter of 2006, we saw a fairly dramatic decrease in the ROE in our thrift segment, mostly caused by net interest margin erosion in our whole loan and MBS portfolios. As such, it does not make economic sense for us to grow these portfolios to the extent that we had previously planned. While we will continue to maintain some level of investments in our whole loan and MBS portfolios, going forward the growth of these portfolios will be based on the extent to which (1) their ROEs exceed our cost of both core and risk-based capital or (2) they are needed to support our core mortgage banking investments in mortgage servicing rights and residual and non-investment grade securities, if their ROEs are below our cost of capital. These changes in our business model and strategy represent fine-tuning more than a major strategic shift. The new reality of narrowing net interest margins actually favors Indymac from a competitive standpoint in that, unlike many other depository institutions, we already have a relatively high, market-based cost of funds and have learned, through trading assets and loans in the secondary market, how to earn strong overall ROEs despite that fact.

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

Consumer Construction and Lot Loans

Our consumer construction and lot loans division provides construction financing for individual consumers who want to build a new primary residence or second home. Through our streamlined e-MITS online application process, the division offers a single-close construction-to-permanent loan that provides borrowers with the funds to build a primary residence or vacation home. This product typically provides financing for a construction term of 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending and mortgage banking activities. The Company earns net interest income on these loans during the construction phase. When the home is completed, the loan automatically converts to a permanent mortgage loan without any additional cost or closing documents, which is typically sold in the secondary market or acquired by the SFR mortgage loan portfolio. This division also provides financing to builders who are building single-family residences without a guaranteed sale at inception of project, or on a speculative basis. Approximately 68% of new commitments are generated through mortgage broker customers of the Mortgage Bank and the remaining 32% of new commitments are retail originations.

Builder Financing

Our homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. The Company earns net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 17 satellite sales offices in Arizona, California, Colorado, Florida, Illinois, Massachusetts, North Carolina, Oregon, Tennessee, Texas, and Washington, D.C. Our typical customer is a middle size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have a small homebuilder program dedicated to homebuilders building five to 25 unit projects, and who typically build five to 100 homes per year.

Warehouse Lending

Our warehouse lending group offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on the balance sheet until they are sold to approved investors.

REGULATION AND SUPERVISION

GENERAL

As a savings and loan holding company, Indymac Bancorp is subject to regulation by the Office of Thrift Supervision (“OTS”) under the savings and loan holding company provisions of the Federal Home Owners’ Loan Act (“HOLA”). As a federally chartered and insured savings and loan association, Indymac Bank is subject to regulation, supervision and periodic examination by the OTS, which is the primary federal regulator of savings associations, and the Federal Deposit Insurance Corporation (“FDIC”), in its role as federal deposit insurer. The primary purpose of regulatory examination and supervision is to protect depositors, financial institutions and the financial system as a whole rather than the shareholders of financial institutions or their holding companies. The following summary is not intended to be a complete description of the applicable laws and regulations or their effects on us, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

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

Regulatory Capital Requirements

OTS capital regulations require savings associations to satisfy three sets of capital requirements: tangible capital, Tier 1 (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), less goodwill and other disallowed assets. An association’s ratio of Tier 1 capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for strong associations that are not anticipating or experiencing significant growth and have well-diversified risks, including no undue interest rate risk exposure, excellent asset quality, high liquidity, and good earnings, and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances, risk profile, or growth rate of a given association. Under the risk-based capital requirement, a savings association must have Tier 1 (core) capital equal to at least 4% of adjusted total assets and total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative, nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt, preferred stock that does not meet Tier 1 capital requirements, and portions of allowance for loan losses.

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

Insurance of Deposit Accounts

Deposits of the Bank are presently insured by the Savings Association Insurance Fund (“SAIF”), which is administered by the FDIC, up to $100,000 per depositor. The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, a savings association’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. Assessment rates currently range between five and 43 cents per $100 in deposits. Insurance of deposits may be terminated by the FDIC upon a finding that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. All insured depository institutions, including the Bank, are required to pay an additional assessment, currently 1.22 cents per $100 in deposits, in order to retire Financial Corporation bonds that were issued between 1987 and 1989.

Capital Distribution Regulations

OTS regulations limit “capital distributions” by savings associations, which include, among other things, dividends and payments for stock repurchases. Refer to “Note 23 — Regulatory Requirements” in the accompanying notes to consolidated financial statements for further discussion.

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

INCOME TAX CONSIDERATIONS

We report our income on a calendar year basis using the liability method of accounting. We are subject to federal income taxation under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations. We are also subject to state taxes in the areas in which we conduct business.

EMPLOYEES

As of December 31, 2006, we had 8,630 full-time equivalent employees (“FTE”), including 633 FTE off-shore as part of our Global Resources program. We believe that we have generally good relations with our employees.

COMPETITION

We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 3.58% based on the full year 2006 mortgage production. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products and maximum use of technology.

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

We have a Code of Business Conduct and Ethics that is applicable to all of our employees and officers, including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, Indymac has a Director Code of Ethics that sets forth the policy and standards concerning ethical conduct for directors of Indymac. We also adopted formal corporate governance standards in January 2002, which the Corporate Governance Committee of the Board of Directors reviews annually to ensure they incorporate recent corporate governance developments and generally meet the corporate governance needs of Indymac. You may obtain copies of each of the Code of Business Conduct and Ethics, the Director Code of Ethics, and the Board of Directors’ Guidelines for Corporate Governance Issues by accessing the “Corporate Governance” subsection of the “Investors” section of www.IndymacBank.com, or free of charge by writing to our Corporate Secretary at IndyMac Bancorp, Inc., 888 East Walnut Street, Pasadena, California 91101. Indymac intends to post amendments to or waivers of the Code of Business Conduct and Ethics (to the extent applicable to Indymac’s principal executive officer, principal financial officer or principal accounting officer) and of the Director Code of Ethics at the website location referenced above.

ITEM 1A.	RISK FACTORS

KEY OPERATING RISKS

Like all businesses, we assume a certain amount of risk in order to earn returns on our capital. For further information on these and other key operating risks, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our significant leased properties are as follows:

		Approximate	Principal Lease
Purpose	Location	Square Feet	Expiration

Corporate Headquarters/Administration	Pasadena, California	173,000	2010
Corporate Headquarters/ Administration*	Pasadena, California	179,000	2016
Corporate IT	Tempe, Arizona	28,500	2015
Home Loan Servicing — Customer Service and Loan Administration	Kalamazoo, Michigan	38,000	2008
Home Loan Servicing — Master Servicing and Investor Reporting	Pasadena, California	36,000	2007
Web & Direct Mail Headquarters; Mortgage Bank Operations; Financial Freedom Headquarters, Legal/Administration	Irvine, California	138,000	2012
Regional Mortgage Banking Center, Consumer Direct Operations and Sales	Kansas City, Missouri	53,000	2009
	Overland Park, Kansas**	21,000	2007
Regional Mortgage Banking Center	Ontario, California	41,500	2012
Regional Mortgage Banking Center	San Ramon, California	46,500	2010
Regional Mortgage Banking Center	Atlanta (Norcross), Georgia	67,500	2009
Regional Mortgage Banking Center	Scottsdale, Arizona	46,000	2009-2011
Regional Mortgage Banking Center	Marlton, New Jersey	62,000	2012
Regional Mortgage Banking Center	East Norriton, Pennsylvania	39,000	2011
Regional Mortgage Banking Center	Columbia, South Carolina	29,000	2009
Regional Mortgage Banking Center	Dallas (Irving), Texas	41,000	2008
Regional Mortgage Banking Center	Seattle (Bellevue), Washington	31,000	2008
	Sacramento (Rancho Cordova),
Regional Mortgage Banking Center	California	34,000	2012
Regional Mortgage Banking Center	Tampa, Florida	46,000	2007-2013
Regional Mortgage Banking Center	Chicago (Schaumburg), Illinois	62,000	2013
Regional Mortgage Banking Center	Boston (Braintree), Massachusetts	12,000	2007
Eastern Operations Center — Financial Freedom	Atlanta, Georgia	44,000	2012
Western Operations Center — Financial Freedom	Sacramento (Roseville), California	39,000	2008
Loan Servicing, Accounting and Finance — Financial Freedom	San Francisco, California	23,000	2008
Consumer Bank Retail Operations	24 locations in Southern California	86,000	2008-2013
Other Sales Offices and Locations	58 locations in various states	45,000	2007-2010

*	5,203 square feet relates to a Consumer Bank Retail Operation

**	to be extended to 2009

In addition to the above leased office space, we own the property (consisting of four buildings) that houses our mortgage banking headquarters, located in Pasadena, California, totaling approximately 265,000 square feet. We also own a building in La Mirada, California of approximately 16,500 square feet, which houses our information technology data center. We own an additional four retail banking properties, containing an aggregate of approximately 56,000 square feet, located in Southern California.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods. Refer to “Note 21 — Commitments and Contingencies” in the accompanying notes to consolidated financial statements for further discussion.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR INDYMAC BANCORP, INC.’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

IndyMac Bancorp, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “NDE.” The following table sets forth the high and low sales prices (as reported by Bloomberg Financial Service) for shares of IndyMac Bancorp, Inc.’s common stock for the years ended December 31, 2006 and 2005:

	2006		2005
	High	Low	High	Low
	($)	($)	($)	($)

First Quarter	43.24	37.71	39.15	32.83
Second Quarter	50.50	40.44	43.44	33.04
Third Quarter	47.24	37.15	46.25	37.40
Fourth Quarter	48.14	40.35	40.50	34.40

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

The Company has a direct stock purchase plan which offers investors the ability to purchase shares of our common stock directly over the Internet. Investors interested in investing over $10,000 can also participate in the waiver program administered by Mellon Investor Services LLC. For the year ended December 31, 2006, we issued 3,532,360 shares of common stock at an average market price of $42.04 through this plan.

SHARE REPURCHASE ACTIVITIES

There was no share repurchase activity during the three months ended December 31, 2006. Our Board of Directors previously approved a $500 million share repurchase program. Since its inception in 1999, we have repurchased a total of 28.0 million shares through this program. As of December 31, 2006 the maximum approximate dollar value of shares that may be purchased under the program was $63.6 million. In January 2007, we obtained an authorization from the Board of Directors to repurchase an additional $236.4 million of common stock for a total current authorization of up to $300 million.

As of February 16, 2007, 72,329,748 shares of IndyMac Bancorp, Inc.’s common stock were held by approximately 1,797 shareholders of record.

DIVIDEND POLICY

Indymac’s goal is to maintain a dividend payout ratio in line with other financial institution payout ratios, which range from 30% to 50% of earnings per share. For 2006, Indymac’s dividend payout ratio was 39%.

Cash dividends declared were as follows during 2006 and 2005:

	Dividend	Dividend
	per	Payout
	Share	Ratio(1)

2006:
First Quarter 2006	$0.44	37%
Second Quarter 2006	$0.46	31%
Third Quarter 2006	$0.48	40%
Fourth Quarter 2006	$0.50	52%
2005:
First Quarter 2005	$0.36	37%
Second Quarter 2005	$0.38	31%
Third Quarter 2005	$0.40	34%
Fourth Quarter 2005	$0.42	40%

(1)	Dividend payout ratio for the first, second, third, and fourth quarters of 2005 was calculated using the dividend declared divided by retrospectively adjusted diluted earnings per share of $0.98, $1.24, $1.16, and $1.06, respectively.

In 2006 and 2005, we funded the payment of dividends primarily from the dividend from Indymac Bank and cash on hand at the Company. The future principal source of funds for the dividend payments is anticipated to be the dividends we will receive from Indymac Bank. The payment of dividends by Indymac Bank is subject to regulatory requirements and review. See the “Capital Distribution Regulations” section on page 12 for further information. There is no assurance that the Bank will be able to pay dividends to the holding company in the future.

EQUITY COMPENSATION PLANS INFORMATION

The equity compensation plans information required by this Item 5 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005(2)	2004(2, 3, 4)	2003(2, 4)	2002(2, 4)
	(Dollars in millions, except per share data)

Selected Balance Sheet Information (at December 31)(1)
Cash and cash equivalents	$542	$443	$356	$115	$197
Securities (trading and available for sale)	5,443	4,102	3,689	1,838	2,339
Loans held for sale	9,468	6,024	4,446	2,573	2,228
Loans held for investment	10,177	8,278	6,750	7,449	3,962
Allowance for loan losses	(62)	(55)	(53)	(53)	(51)
Mortgage servicing rights	1,822	1,094	641	444	301
Other	2,105	1,566	997	874	600
Total assets	29,495	21,452	16,826	13,240	9,574
Deposits	10,898	7,672	5,743	4,351	3,141
Advances from Federal Home Loan Bank	10,413	6,953	6,162	4,935	2,722
Other borrowings	4,637	4,367	3,162	2,622	2,609
Other liabilities	1,519	917	478	301	242
Total liabilities	27,467	19,909	15,545	12,209	8,713
Shareholders’ equity	2,028	1,543	1,280	1,032	862
Income Statement(1)
Net interest income before provision for loan losses	527	425	405	311	209
Provision for loan losses	20	10	8	20	16
Gain on sale of loans	668	592	431	387	301
Service fee income (expense)	101	44	(12)	(16)	19
Gain (loss) on mortgage-backed securities, net	21	18	(24)	(31)	4
Fee and other income	50	37	27	19	19
Net revenues	1,347	1,106	819	650	537
Operating expenses	789	618	483	382	321
Net earnings	343	293	202	161	132
Basic earnings per share(5)	5.07	4.67	3.41	2.92	2.28
Diluted earnings per share(6)	4.82	4.43	3.27	2.88	2.27
Other Operating Data
Mortgage production	$89,951	$60,774	$37,902	$29,236	$20,276
Total loan production(7)	91,698	62,714	39,048	30,036	20,882
Mortgage industry share(8)	3.58%	2.01%	1.37%	0.77%	0.71%
Pipeline of mortgage loans in process(9)	11,821	10,488	6,689	4,116	4,723
Loans sold	79,049	52,297	31,036	23,176	16,825
Loans sold/mortgage loans produced	88%	86%	82%	79%	83%
Mortgage loans serviced for others (as of year end)(10)	139,817	84,495	50,219	30,774	28,376
Total mortgage loans serviced (as of year end)	147,994	90,721	56,038	37,066	29,138
Average full-time equivalent employees	7,935	6,240	4,715	3,882	2,938
Other Per Share Data
Dividends declared per share	$1.88	$1.56	$1.21	$0.55	$—
Dividends payout ratio(11)	39%	35%	37%	19%	—
Book value per share at December 31	27.78	24.02	20.65	18.17	15.72
Closing price per share at December 31	45.16	39.02	34.45	29.79	18.49
Average Common Shares (in thousands)
Basic	67,701	62,760	59,513	55,247	58,028
Diluted	71,118	66,115	62,010	55,989	58,302

Year Ended December 31,
2006	2005(2)	2004(2, 3, 4)	2003(2, 4)	2002(2, 4)
(Dollars in millions, except per share data)

Performance Ratios
Return on average equity (“ROE”)	19.09%	21.23%	17.38%	17.02%	15.17%
Return on average assets (“ROA”)	1.17%	1.38%	1.20%	1.38%	1.66%
Net interest income to pretax income after minority interest	94.82%	87.55%	120.65%	116.10%	97.41%
Net interest margin	2.02%	2.16%	2.61%	2.91%	2.89%
Net interest margin, thrift(12)	1.93%	2.10%	2.05%	1.78%	2.00%
Mortgage banking revenue (“MBR”) margin on loans sold(13)	1.06%	1.36%	1.80%	2.21%	2.30%
Efficiency ratio(14)	58%	55%	58%	57%	58%
Operating expenses to loan production	0.86%	0.99%	1.24%	1.27%	1.54%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$26,028	$19,645	$15,521	$10,675	$7,230
Average equity	1,796	1,381	1,167	949	870
Debt to equity ratio(15)	13.5:1	12.9:1	12.1:1	11.8:1	10.1:1
Core capital ratio(16)	7.39%	8.21%	7.66%	7.56%	8.70%
Risk-based capital ratio(16)	11.72%	12.20%	12.02%	12.29%	14.03%
Non-performing assets to total assets	0.63%	0.34%	0.73%	0.76%	1.05%
Allowance for loan losses to total loans held for investment	0.61%	0.67%	0.78%	0.71%	1.28%
Allowance for loan losses to non-performing loans held for investment	57.51%	127.10%	107.67%	140.04%	95.76%
Loan Loss Activity
Allowance for loan losses to net charge-offs	4.9	x	7.2	x	6.7	x	3.0	x	2.2x
Provision for loan losses to net charge-offs	156.50%	129.57%	103.10%	110.57%	69.95%
Net charge-offs to average non-performing loans held for investment	16.82%	16.65%	18.28%	39.33%	36.70%
Net charge-offs to average loans held for investment	0.14%	0.10%	0.11%	0.34%	0.76%

(1)	The items under the balance sheet and income statement sections are rounded individually and therefore may not necessarily add up to the total due to such rounding.

(2)	2002-2005 data has been retrospectively adjusted to reflect the stock option expenses under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment (“SFAS 123(R)”). Refer to “Note 1 — Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements for further discussion.

(3)	For the year ended December 31, 2004, the data is presented on a pro forma basis excluding the effect of change in accounting principle for rate lock commitments under Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), effective April 1, 2004, and for the impact of the purchase accounting adjustments for Financial Freedom. The SAB 105 impact for the year ended December 31, 2004 was $59.5 million. Additionally, the impact of the purchase accounting adjustment for Financial Freedom totaled $7.9 million before-tax. The pro forma results are provided so that investors can evaluate our results on a comparable basis. A full reconciliation between the pro forma and GAAP amounts, with the relevant performance ratios, is as follows:

	Year Ended December 31, 2004
	GAAP	Adjustments	Pro Forma
	(Dollars in millions, except per share data)

Gain on sale of loans	$364	$67	$431
Net revenues	751	67	818
Other expense	483	—	483
Income taxes	106	27	133

Net earnings	$162	$40	$202

Diluted earnings per share	$2.61	$0.66	$3.27
ROE	13.89%		17.38%
ROA	0.96%		1.20%

(4)	The Company previously classified the initial deferral of the incremental direct origination costs net of the fees collected on the loans as a net reduction in operating expenses. However, during 2005, we revised the presentation to reflect the deferral of the total fees collected as a reduction of fee and other income and the deferral of the incremental direct origination costs as a reduction of operating expenses. All prior periods were revised to conform to the current presentation. This revision had no impact on reported earnings or the balance sheet in 2005 or in any prior period. Certain performance ratios based on net revenues or operating expenses were revised accordingly.

(5)	Net earnings divided by weighted average basic shares outstanding for the year.

(6)	Net earnings divided by weighted average dilutive shares outstanding for the year.

(7)	Includes newly originated commitments on construction loans.

(8)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all channels (the numerator) divided by the Mortgage Bankers Association (“MBA”) February 12, 2007 Mortgage Finance Long-Term Forecast estimate of the overall mortgage market (the denominator). As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with its methodologies for reporting market share of Indymac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

(9)	The amount includes $1.9 billion, $1.3 billion and $0.4 billion of non-specific rate locks on bulk purchases in our conduit channel at December 31, 2006, 2005 and 2004, respectively.

(10)	Represents the unpaid principal balance on loans sold with servicing retained by Indymac.

(11)	Dividends declared per common share as a percentage of diluted earnings per share.

(12)	Net interest margin, thrift represents the combined margin from thrift, elimination and other, and corporate overhead.

(13)	Mortgage banking revenue margin is calculated using the sum of consolidated gain on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(14)	Defined as operating expenses divided by net interest income and other income.

(15)	Debt includes deposits.

(16)	Ratio is for Indymac Bank and excludes unencumbered cash at the Parent Company available for investment in Indymac Bank. Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the notes thereto and the other information incorporated by reference herein.

OVERVIEW

Indymac is a leading hybrid thrift/mortgage banking company. We offer a wide range of home mortgage products to a broad customer base using a technology-based approach. Indymac is structured to achieve synergies among its operations and to enhance customer service. The Company conducts business substantially through IndyMac Bank, F.S.B. via two primary operating segments, the mortgage banking and the thrift segments. On the mortgage banking side, we generate earnings largely by originating, securitizing and selling loans and securities at a profit and by servicing loans for others. On the thrift side, we generate core spread income from our investment portfolio of prime SFR mortgages, home equity loans, consumer and builder construction loans and mortgage-backed securities. The combination of mortgage banking and thrift investing has proven to be a powerful business model for Indymac, and, given our strong execution in the past, we have been able to outperform our peers and produce both strong and relatively stable returns on our shareholders’ equity.

2006 was a challenging year in the mortgage banking industry. This was the third year since the industry peaked, and industry loan volumes of $2.5 trillion were 34% below 2003’s historic high level and 17% lower than in 2005. Mortgage banking revenue margins declined further after sharp declines in 2005, and net interest margins continued to compress, as the yield curve inverted with the average spread between the 10-year Treasury yield and the 1-month LIBOR declining from 89 basis points in 2005 to negative 31 basis points in 2006. To cap it off, the housing industry slowed down significantly, increasing loan delinquencies and non-performing assets and driving up credit costs for all mortgage lenders.

Yet, despite these challenges, Indymac again reached new performance heights in 2006, achieving:

•	Record mortgage loan production of $90 billion, a 48% increase over 2005;

•	Record mortgage market share of 3.58%, a 78% gain over the 2.01% share we had in 2005;

•	Record net revenues of $1.3 billion, a 22% increase over 2005;

•	Record earnings-per-share of $4.82, a 9% gain;

•	Record growth in total assets, which increased by $8 billion, or 37%, to $29.5 billion;

•	Record growth in our portfolio of loans served for others, which increased by $55 billion, or 65%, to 140 billion;

•	Strong return on equity of 19%, slightly lower than last year’s 21% level.

Net revenues of $1.3 billion for 2006 reflect an increase of 22% over 2005. Key drivers of this growth included the following:

1) Growth in average interest earning assets of 32% from $19.6 billion in 2005 to $26.0 billion in 2006, leading to an increase in net interest income of 24% to $526.7 million. The increase is primarily driven by the growth in production, increased retention of securities and loans in our held for investment portfolio, offset by the sale of loans. Net interest margin declined from 2.16% to 2.02% during a period of inverted yield curve. Factors contributing to this decline included higher cost of funds and hedging cost, higher premium amortization and increased non-performing loans. This decline somewhat mitigated the positive impact from the growth in average interest earning assets.

2) Growth in mortgage production of 48% in 2006 over 2005 to a record high of $90.0 billion, led to a 51% increase in loans sold to $79.0 billion. Our market share increased from 2.01% in 2005 to 3.58% in 2006. Leading this growth were our Financial Freedom and conduit channels with increases in production of 71% and 90%, respectively. This volume growth mitigated a decline in the MBR margin on loans sold, resulting from a decline in higher margin pay option ARM volume and a higher mix of lower margin conduit and correspondent channel volume. The MBR margin on loans sold was 1.06% in 2006, down from 1.36% in 2005.

3) Provision for loan loss increased from $10.0 million for 2005 to $20.0 million for 2006 mainly due to an increase in our non-performing assets as delinquencies worsened. The allowance for loan losses currently represents 4.9 times net charge-offs, down from 7.2 times at December 31, 2005 as net charge-offs for 2006 increased 4 basis points to 0.14% of average loans held for investment.

4) Service fee income of $101.3 million in 2006 grew 129% over 2005 driven by the increase in the principal balance of loans serviced for others combined with solid hedging performance and slowing prepayments attributable to higher mortgage rates.

Operating expenses of $789.0 million reflected an increase of 28%, consistent with the growth in our operations and infrastructure investments in order to execute on our strategy to increase production and revenue. During 2006, we opened three new regional centers, which increased our total regional centers to 16 at December 31, 2006. In addition, average FTE increased 27% from 6,240 to 7,935 during the year supporting this growth.

The effective tax rate on earnings for the year ended December 31, 2006 decreased to 39.1% from the 39.5% for the year ended December 31, 2005. The decline was due to a lower blended state tax rate as the Company further expanded geographically into states with lower tax rates. The effect of the decline on the net deferred tax liability further reduced the effective tax rate for the year ended December 31, 2006 to 38.3%.

SUMMARY OF BUSINESS SEGMENT RESULTS

Our mortgage banking segment consists of the following divisions:

Mortgage Professionals Group	This group is responsible for the production of mortgage loans through relationships with mortgage brokers, mortgage bankers, financial institutions and homebuilders. Mortgage loans are either funded by us (wholesale division) or obtained as closed loans on a flow basis (wholesale and correspondent divisions) or through bulk purchases (conduit division).
Consumer Direct	This division offers consumers mortgage lending through our Southern California retail banking branches, direct mail, internet lead aggregators, outbound telesales, online advertising, and referral programs.
Financial Freedom	This group is responsible for the generation of predominantly reverse mortgage products with senior customers (age 62 or older). This group also services all reverse mortgage loans originated.
MSRs and Other Retained Assets	This division manages the assets the Company retains in conjunction with its mortgage loan sales. The assets held include the following asset classes:(i) mortgage servicing rights (“MSRs”), interest-only strips, prepayment penalty securities and residual securities; (ii) derivatives and securities held as hedges of such assets, including forward rate agreements, swaps, options, futures, principal-only securities, agency debentures and U.S. Treasury bonds; (iii) loans acquired through clean-up calls or originated through the Company’s customer retention programs; and (iv) investment and non-investment grade securities. Further, the division continues to service all loans sold with servicing retained, loans held on the balance sheet pending sale and mortgage loans held for investment and undertakes solicitation and loan production activities related to retention of customers in the servicing portfolio unless prohibited by the servicing agreement.

The thrift segment includes the following divisions:

Mortgage-backed Securities (“MBS”)	Assets include predominantly AAA-rated agency and private label MBS.
Prime SFR Mortgage Loans	Assets include all single-family residential mortgage loans held for investment other than discontinued products.
Home Equity Division	This division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels.
Consumer Construction Division	This division provides construction-to-permanent and lot loan financing to individuals who are in the process of building their own homes. This channel leverages our relationship sales force in the mortgage professional channel to produce these products in addition to programs offered directly to consumers.
Homebuilder Division	This division offers land acquisition, development and construction financing to homebuilders for residential construction.
Warehouse Lending Division	This division offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on balance sheet until they are sold to approved investors.
Discontinued Products	Home improvement and manufactured housing loans.

The tables below summarize the year-over-year performance of Indymac’s divisions. Detailed operating results for each division are provided on pages 24 to 27:

	Mortgage Banking
		MSRs and
		Other	Mortgage				Total
	Production	Retained	Banking			Elimination	Operating	Corporate	Company
	Divisions	Assets	Overhead(1)	Total	Thrift	& Other	Results	Overhead	Total
	(Dollars in thousands)

Net Income 2006	$289,675	$91,246	$(34,189)	$346,732	$137,721	$(34,346)	$450,107	$(107,178)	$342,929
Net Income 2005	268,085	43,913	(28,061)	283,937	134,938	(32,214)	386,661	(93,533)	293,128

$ Change	21,590	47,333	(6,128)	62,795	2,783	(2,132)	63,446	(13,645)	49,801
% Change	8%	108%	(22)%	22%	2%	(7)%	16%	(15)%	17%
Average Capital 2006	$552,835	$370,451	$12,848	$936,134	$675,467	$2,108	$1,613,709	$182,551	$1,796,260
Average Capital 2005	364,125	193,959	10,291	568,375	524,791	1,464	1,094,630	286,237	1,380,867
% Change	52%	91%	25%	65%	29%	44%	47%	(36)%	30%
ROE 2006	52%	25%	N/A	37%	20%	N/A	28%	N/A	19%
ROE 2005	74%	23%	N/A	50%	26%	N/A	35%	N/A	21%
% Change	(29)%	9%	N/A	(26)%	(21)%	N/A	(21)%	N/A	(10)%

(1)	Included production division overhead and servicing overhead of $24.1 million and $10.1 million, respectively, for the year ended December 31, 2006. For the year ended December 31, 2005, the production division overhead and servicing overhead were $18.5 million and $9.6 million, respectively.

	Mortgage Banking Production Divisions
	Mortgage Professionals Group				Consumer	Financial	Production
	Wholesale	Correspondent	Conduit	Total	Direct	Freedom	Divisions
	(Dollars in thousands)

Net Income 2006	$154,087	$18,773	$61,935	$234,795	$682	$54,198	$289,675
Net Income 2005	191,576	27,111	25,090	243,777	(525)	24,833	268,085

$ Change	(37,489)	(8,338)	36,845	(8,982)	1,207	29,365	21,590
% Change	(20)%	(31)%	147%	(4)%	230%	118%	8%
Average Capital 2006	$211,459	$51,870	$182,133	$445,462	$10,943	$96,430	$552,835
Average Capital 2005	153,298	27,551	103,534	284,383	15,981	63,761	364,125
% Change	38%	88%	76%	57%	(32)%	51%	52%
ROE 2006	73%	36%	34%	53%	6%	56%	52%
ROE 2005	125%	98%	24%	86%	(3)%	39%	74%
% Change	(42)%	(63)%	40%	(39)%	290%	44%	(29)%

	Thrift
	Mortgage-	Prime SFR	Home	Consumer
	Backed	Mortgage	Equity	Construction	Homebuilder	Warehouse	Discontinued
	Securities	Loans	Division	Division	Division	Lending	Products	Total Thrift
	(Dollars in thousands)

Net Income 2006	$18,099	$41,170	$23,521	$27,467	$26,775	$556	$133	$137,721
Net Income 2005	18,122	46,124	22,454	29,452	20,133	(1,138)	(209)	134,938

$ Change	(23)	(4,954)	1,067	(1,985)	6,642	1,694	342	2,783
% Change	—	(11)%	5%	(7)%	33%	149%	164%	2%
Average Capital 2006	$58,135	$227,937	$148,033	$123,273	$104,123	$10,382	$3,584	$675,467
Average Capital 2005	40,342	202,883	95,907	101,060	78,051	2,172	4,376	524,791
% Change	44%	12%	54%	22%	33%	N/M	(18)%	29%
ROE 2006	31%	18%	16%	22%	26%	5%	4%	20%
ROE 2005	45%	23%	23%	29%	26%	(52)%	(5)%	26%
% Change	(31)%	(21)%	(32)%	(24)%	—	N/M	178%	(21)%

Total capital deployed in our operating business segments increased 47% to $1.6 billion in 2006 and earned a 28% return on equity before the impact of corporate overhead. Net of corporate overhead and including the excess undeployed capital, Indymac’s average capital of $1.8 billion earned a 19% return on equity for 2006.

We deployed 31% of our capital, or $552.8 million, into our Mortgage Production Divisions in 2006, an increase of 52% over 2005. Mortgage production earnings grew 8%; however the return on equity declined from 74% to 52% reflecting the narrower mortgage banking revenue margins. The wholesale and correspondent divisions reported stronger production year-over-year, but a reduction in net income as margins were lower in these two business lines year-over-year. Our conduit division had a strong year with earnings growth of 147% mainly attributable to growth in production of 90%, while return on equity increased to 34% from 24%. Our reverse mortgage division continued to demonstrate strong returns with earnings and production growth of 118% and 71%, respectively. In addition, return on equity increased from 39% in 2005 to 56% in 2006. The strong returns in this business are reflective of the strong growth in demographics for the seniors market and the growing popularity of the reverse mortgage product. In light of the intensifying competition in the reverse mortgage market, the division will focus on improving its efficiency and thus improving its costs to originate. We expect the division to continue to grow in the future and expect it to maintain its industry leadership position in the reverse mortgage market.

We deployed 21% of our capital, or $370.5 million, into the MSRs and Other Retained Assets division, up from 14% one year ago, while return on equity at 25% remained flat. We target our pricing and hedging strategies to earn expected ROE of 18% to 23% for this segment. Given the volatility in this segment, returns in a quarter may substantially exceed or fall below the targeted level.

We deployed 38% of our capital, or $675.5 million, to the Thrift segment, a 29% increase over last year. Thrift’s return on equity declined from 26% to 20% over the same period. Net interest margin declined from 1.95% to 1.75% during a period of inverted yield curve. Factors contributing to the decline included higher cost of funds and hedging cost, higher premium amortization and increased non-performing loans. As a result, net interest income increased by only 12% in spite of the 25% increase in average interest earning assets. Additionally, provision for loan losses and write-downs on residual securities increased substantially due to worsening credit quality of our portfolio and the collateral supporting the residual securities.

DETAIL CHANNEL SEGMENT RESULTS

The following tables summarize the Company’s financial results for the years ended December 31, 2006 and 2005 by its two primary segments via each of its operating divisions:

	Mortgage Banking
		MSRs and	Mortgage				Total
	Production	Other Retained	Banking			Elimination	Operating	Corporate	Total
Year Ended December 31, 2006	Divisions	Assets	Overhead(1)	Total	Thrift	& Other(2)	Results	Overhead	Company
	(Dollars in thousands)

Operating Results
Net interest income	$170,786	$60,497	$562	$231,845	$259,052	$44,561	$535,458	$(8,737)	$526,721
Provision for loan losses	—	—	—	—	(19,993)	—	(19,993)	—	(19,993)
Gain (loss) on sale of loans	637,966	31,477	—	669,443	66,634	(68,023)	668,054	—	668,054
Service fee income	21,141	84,071	—	105,212	466	(4,361)	101,317	—	101,317
Gain (loss) on securities	—	22,014	—	22,014	(12,725)	11,193	20,482	—	20,482
Other income	1,895	7,015	3,295	12,205	37,361	(1,664)	47,902	2,220	50,122

Net revenues (expense)	831,788	205,074	3,857	1,040,719	330,795	(18,294)	1,353,220	(6,517)	1,346,703
Operating expenses	594,041	63,312	59,997	717,350	121,621	49,009	887,980	169,473	1,057,453
Deferred expense under FAS 91	(238,979)	(8,068)	—	(247,047)	(16,970)	(2,229)	(266,246)	—	(266,246)

Pretax income (loss)	476,726	149,830	(56,140)	570,416	226,144	(65,074)	731,486	(175,990)	555,496

Net income (loss)	$289,675	$91,246	$(34,189)	$346,732	$137,721	$(34,346)	$450,107	$(107,178)	$342,929

Relevant Financial and Performance Data
Average interest-earning assets	$9,856,626	$862,271	$2,472	$10,721,369	$14,808,096	$(89,838)	$25,439,627	$588,649	$26,028,276
Allocated capital	552,835	370,451	12,848	936,134	675,467	2,108	1,613,709	182,551	1,796,260
Loans produced	84,205,831	2,698,332	N/A	86,904,163	4,793,661	N/A	91,697,824	N/A	91,697,824
Loans sold	80,906,387	2,055,905	N/A	82,962,292	5,271,485	(9,184,815)	79,048,962	N/A	79,048,962
MBR margin	1.00%	1.53%	N/A	1.01%	1.26%	N/A	N/A	N/A	1.06%
ROE	52%	25%	N/A	37%	20%	N/A	28%	N/A	19%
ROA	2.87%	3.49%	N/A	2.70%	0.92%	N/A	1.62%	N/A	1.17%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	1.75%	N/A	N/A	N/A	1.93%
Average FTE	4,471	207	1,060	5,738	649	314	6,701	1,234	7,935
Year Ended December 31, 2005
Operating Results
Net interest income	$117,693	$45,160	$(1,290)	$161,563	$230,394	$43,430	$435,387	$(10,676)	$424,711
Provision for loan losses	—	—	—	—	(9,978)	—	(9,978)	—	(9,978)
Gain (loss) on sale of loans	592,229	14,985	—	607,214	45,365	(60,404)	592,175	—	592,175
Service fee income	12,650	31,594	—	44,244	6,154	(6,163)	44,235	—	44,235
Gain (loss) on securities	—	12,810	—	12,810	2,866	2,190	17,866	—	17,866
Other income	1,668	2,697	1,989	6,354	31,958	(4,040)	34,272	2,429	36,701

Net revenues (expense)	724,240	107,246	699	832,185	306,759	(24,987)	1,113,957	(8,247)	1,105,710
Operating expenses	477,154	36,624	47,080	560,858	102,861	35,319	699,038	145,954	844,992
Deferred expense under FAS 91	(196,233)	(1,963)	—	(198,196)	(19,143)	(7,060)	(224,399)	—	(224,399)

Pretax income (loss)	443,319	72,585	(46,381)	469,523	223,041	(53,246)	639,318	(154,201)	485,117

Net income (loss)	$268,085	$43,913	$(28,061)	$283,937	$134,938	$(32,214)	$386,661	$(93,533)	$293,128

Relevant Financial and Performance Data
Average interest-earning assets	$6,489,208	$629,027	$(106)	$7,118,129	$11,825,555	$(66,938)	$18,876,746	$768,266	$19,645,012
Allocated capital	364,125	193,959	10,291	568,375	524,791	1,464	1,094,630	286,237	1,380,867
Loans produced	56,493,453	1,079,142	N/A	57,572,595	5,141,689	—	62,714,284	N/A	62,714,284
Loans sold	54,284,169	1,315,673	N/A	55,599,842	3,357,700	(6,660,302)	52,297,240	N/A	52,297,240
MBR margin	1.31%	1.14%	N/A	1.30%	1.35%	N/A	N/A	N/A	1.36%
ROE	74%	23%	N/A	50%	26%	N/A	35%	N/A	21%
ROA	4.04%	2.87%	N/A	3.42%	1.14%	N/A	1.92%	N/A	1.38%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	1.95%	N/A	N/A	N/A	2.10%
Average FTE	3,511	140	781	4,432	570	238	5,240	1,000	6,240

(1)	Included in the mortgage banking overhead was $24.1 million and $10.1 million production division overhead and servicing overhead, respectively, for the year ended December 31, 2006. For the year ended December 31, 2005, the production division overhead and servicing overhead were $18.5 million and $9.6 million servicing overhead.

(2)	Included are eliminations, deposits, and treasury items, the details of which are provided on page 27.

The following tables provide additional detail on the results for the production divisions of our mortgage banking segment for the years ended December 31, 2006 and 2005:

	Mortgage Banking Production Divisions
						Financial
						Freedom	Total
	Mortgage Professionals Group				Consumer	(Reverse	Production
Year Ended December 31, 2006	Wholesale	Correspondent	Conduit	Total	Direct	Mortgage)	Divisions
	(Dollars in thousands)

Operating Results
Net interest income	$64,218	$15,005	$79,138	$158,361	$2,507	$9,918	$170,786
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	353,955	38,229	52,465	444,649	32,473	160,844	637,966
Service fee income	—	—	—	—	—	21,141	21,141
Gain (loss) on securities	—	—	—	—	—	—	—
Other income	—	—	(63)	(63)	806	1,152	1,895

Net revenues (expense)	418,173	53,234	131,540	602,947	35,786	193,055	831,788
Operating expenses	324,503	47,359	29,841	401,703	57,092	135,246	594,041
Deferral of expenses under FAS 91	(159,346)	(24,951)	—	(184,297)	(22,426)	(32,256)	(238,979)

Pretax income (loss)	253,016	30,826	101,699	385,541	1,120	90,065	476,726

Net income (loss)	$154,087	$18,773	$61,935	$234,795	$682	$54,198	$289,675

Relevant Financial and Performance Data
Average interest-earning assets	$3,930,599	$954,680	$4,149,226	$9,034,505	$204,641	$617,480	$9,856,626
Allocated capital	211,459	51,870	182,133	445,462	10,943	96,430	552,835
Loans produced	36,859,055	10,263,616	30,102,134	77,224,805	1,957,493	5,023,533	84,205,831
Loans sold	36,041,893	9,940,275	28,425,553	74,407,721	2,000,314	4,498,352	80,906,387
MBR margin	1.16%	0.54%	0.46%	0.81%	1.75%	3.80%	1.00%
Pretax income/loan sold	0.70%	0.31%	0.36%	0.52%	0.06%	2.00%	0.59%
ROE	73%	36%	34%	53%	6%	56%	52%
ROA	3.91%	1.96%	1.48%	2.58%	0.32%	6.77%	2.87%
Net interest margin	1.63%	1.57%	1.91%	1.75%	1.23%	1.61%	1.73%
Average FTE	2,418	240	147	2,805	394	1,272	4,471
Year Ended December 31, 2005
Operating Results
Net interest income	$48,763	$10,829	$49,762	$109,354	$5,459	$2,880	$117,693
Provision for loan losses	—	—	—	—	—	—	—
Gain (loss) on sale of loans	394,498	48,235	9,974	452,707	59,260	80,262	592,229
Service fee income	—	—	(276)	(276)	—	12,926	12,650
Gain (loss) on securities	—	—	—	—	—	—	—
Other income	156	—	144	300	316	1,052	1,668

Net revenues (expense)	443,417	59,064	59,604	562,085	65,035	97,120	724,240
Operating expenses	255,147	30,764	18,133	304,044	94,942	78,168	477,154
Deferral of expenses under FAS 91	(128,385)	(16,511)	—	(144,896)	(29,038)	(22,299)	(196,233)

Pretax income (loss)	316,655	44,811	41,471	402,937	(869)	41,251	443,319

Net income (loss)	$191,576	$27,111	$25,090	$243,777	$(525)	$24,833	$268,085

Relevant Financial and Performance Data
Average interest-earning assets	$3,192,851	$590,614	$2,236,944	$6,020,409	$319,106	$149,693	$6,489,208
Allocated capital	153,298	27,551	103,534	284,383	15,981	63,761	364,125
Loans produced	29,145,082	5,718,598	15,810,873	50,674,553	2,883,559	2,935,341	56,493,453
Loans sold	28,358,598	5,424,613	14,819,081	48,602,292	2,852,465	2,829,412	54,284,169
MBR margin	1.56%	1.09%	0.40%	1.16%	2.27%	2.94%	1.31%
Pretax income/loan sold	1.12%	0.83%	0.28%	0.83%	(0.03)%	1.46%	0.82%
ROE	125%	98%	24%	86%	(3)%	39%	74%
ROA	5.99%	4.58%	1.12%	4.04%	(0.16)%	9.12%	4.04%
Net interest margin	1.53%	1.83%	2.22%	1.82%	1.71%	1.92%	1.81%
Average FTE	1,860	181	107	2,148	589	774	3,511

The following tables provide additional detail on the results for divisions of our thrift segment for the years ended December 31, 2006 and 2005:

	Thrift
	Mortgage-	Prime SFR	Home	Consumer
	Backed	Mortgage	Equity	Construction	Homebuilder	Warehouse	Discontinued
Year Ended December 31, 2006	Securities	Loans	Division	Division	Division	Lending	Products	Total Thrift
	(Dollars in thousands)

Operating Results
Net interest income	$31,809	$76,081	$39,503	$45,546	$60,422	$3,489	$2,202	$259,052
Provision for loan losses	—	(9,225)	(1,800)	(3,322)	(3,800)	(181)	(1,665)	(19,993)
Gain (loss) on sale of loans	(122)	3,703	23,996	39,068	—	—	(11)	66,634
Service fee income	—	—	466	—	—	—	—	466
Gain (loss) on securities	(834)	384	(12,934)	659	—	—	—	(12,725)
Other income	(3)	1,637	8,723	23,412	1,867	1,725	—	37,361

Net revenues (expense)	30,850	72,580	57,954	105,363	58,489	5,033	526	330,795
Operating expenses	1,131	4,978	20,496	69,073	21,516	4,120	307	121,621
Deferral of expenses under FAS 91	—	—	(1,165)	(8,812)	(6,993)	—	—	(16,970)

Pretax income (loss)	29,719	67,602	38,623	45,102	43,966	913	219	226,144

Net income (loss)	$18,099	$41,170	$23,521	$27,467	$26,775	$556	$133	$137,721

Relevant Financial and Performance Data
Average interest-earning assets	$3,258,988	$5,876,399	$1,934,429	$2,502,397	$1,076,213	$119,043	$40,627	$14,808,096
Allocated capital	58,135	227,937	148,033	123,273	104,123	10,382	3,584	675,467
Loans produced	—	—	109,375	2,937,596	1,746,690	—	—	4,793,661
Loans sold	—	170,296	2,604,875	2,496,314	—	—	—	5,271,485
ROE	31%	18%	16%	22%	26%	5%	4%	20%
ROA	0.55%	0.70%	1.18%	1.10%	2.51%	0.47%	0.37%	0.92%
Net interest margin	0.98%	1.29%	2.04%	1.82%	5.61%	2.93%	5.42%	1.75%
Efficiency ratio	4%	6%	32%	55%	23%	79%	14%	30%
Average FTE	5	13	75	422	108	26	—	649
Year Ended December 31, 2005
Operating Results
Net interest income	$30,086	$73,231	$32,840	$46,122	$44,458	$632	$3,025	$230,394
Provision for loan losses	—	(3,750)	—	(2,596)	(900)	(117)	(2,615)	(9,978)
Gain (loss) on sale of loans	92	8,806	3,098	33,169	—	—	200	45,365
Service fee income	—	953	5,200	—	1	—	—	6,154
Gain (loss) on securities	776	—	1,221	869	—	—	—	2,866
Other income	(1)	(1)	8,268	21,905	1,409	374	4	31,958

Net revenues (expense)	30,953	79,239	50,627	99,469	44,968	889	614	306,759
Operating expenses	999	3,000	15,558	61,526	18,049	2,770	959	102,861
Deferral of expenses under FAS 91	—	—	(2,046)	(10,738)	(6,359)	—	—	(19,143)

Pretax income (loss)	29,954	76,239	37,115	48,681	33,278	(1,881)	(345)	223,041

Net income (loss)	$18,122	$46,124	$22,454	$29,452	$20,133	$(1,138)	$(209)	$134,938

Relevant Financial and Performance Data
Average interest-earning assets	$2,212,816	$4,993,311	$1,648,086	$2,106,111	$794,166	$21,831	$49,234	$11,825,555
Allocated capital	40,342	202,883	95,907	101,060	78,051	2,172	4,376	524,791
Loans produced	—	—	207,968	2,993,962	1,939,759	—	—	5,141,689
Loans sold	—	543,542	560,881	2,253,277	—	—	—	3,357,700
ROE	45%	23%	23%	29%	26%	(52)%	(5)%	26%
ROA	0.81%	0.92%	1.34%	1.40%	2.56%	(5.08)%	(0.49)%	1.14%
Net interest margin	1.36%	1.47%	1.99%	2.19%	5.60%	2.89%	6.14%	1.95%
Efficiency ratio	3%	4%	27%	50%	25%	275%	30%	26%
Average FTE	5	11	36	395	93	20	10	570

The following tables provide additional detail on deposits, treasury and eliminations for the year ended December 31, 2006 and 2005:

			Eliminations
				MSR
			Interdivision	Economic
Year Ended December 31, 2006	Deposits	Treasury	Loan Sales	Value	Other	Total
	(Dollars in thousands)

Operating Results
Net interest income	$—	$(3,343)	$32,275	$—	$15,629	$44,561
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(68,023)	—	—	(68,023)
Service fee income	—	—	(4,361)	—	—	(4,361)
Gain (loss) on securities	—	—	11,193	—	—	11,193
Other income	3,476	677	—	—	(5,817)	(1,664)

Net revenues (expense)	3,476	(2,666)	(28,916)	—	9,812	(18,294)
Operating expenses	26,764	8,529	—	—	13,716	49,009
Deferral of expenses under FAS 91	—	—	—	—	(2,229)	(2,229)

Pretax income (loss)	(23,288)	(11,195)	(28,916)	—	(1,675)	(65,074)

Net income (loss)	$(14,182)	$(6,818)	$(17,610)	$—	$4,264	$(34,346)

Relevant Financial and Performance Data
Average interest-earning assets	$181	$—	$(90,019)	$—	$—	$(89,838)
Allocated capital	2,108	—	$—	$—	$—	$2,108
Loans produced	N/A	N/A	$ N/A	$—	$—	N/A
Loans sold	N/A	N/A	$(9,184,815)	N/A	N/A	$(9,184,815)
ROE	N/A	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A	N/A
Average FTE	270	44	—	—	—	314
Year ended December 31, 2005
Operating Results
Net interest income	$—	$9,405	$19,877	$—	$14,148	$43,430
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(62,204)	—	1,800	(60,404)
Service fee income	—	—	4,970	(11,133)	—	(6,163)
Gain (loss) on securities	—	—	2,190	—	—	2,190
Other income	2,486	566	—	—	(7,092)	(4,040)

Net revenues (expense)	2,486	9,971	(35,167)	(11,133)	8,856	(24,987)
Operating expenses	16,045	5,003	—	—	14,271	35,319
Deferral of expenses under FAS 91	—	—	—	—	(7,060)	(7,060)

Pretax income (loss)	(13,559)	4,968	(35,167)	(11,133)	1,645	(53,246)

Net income (loss)	$(8,203)	$3,006	$(21,276)	$(6,736)	$995	$(32,214)

Relevant Financial and Performance Data
Average interest-earning assets	$180	$—	$(67,118)	$—	$—	$(66,938)
Allocated capital	1,464	—	$—	$—	$—	$1,464
Loans produced	—	—	$—	$—	$—	$—
Loans sold	N/A	N/A	$(6,660,302)	N/A	N/A	$(6,660,302)
ROE	N/A	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A	N/A
Average FTE	206	32	—	—	—	238

Accounting Methodology for Reporting Segment Financial Results

The profitability of each operating channel is measured on a fully-leveraged basis after allocating capital based on regulatory capital rules. The Company uses a fund transfer pricing (“FTP”) system to allocate interest expense to the operating channels. Each operating channel is allocated funding with maturities and interest rates matched with the expected lives and repricing frequencies of the channel’s assets. The difference between these allocations and the Company’s actual net interest income and capital levels resulting from centralized management of funding costs is reported in the Treasury unit and Corporate Overhead, respectively. Trust preferred is allocated to the operating channels, which results in higher interest expense at the operating channel level but reduces the capital charge to each operating channel. This is more reflective of our use of trust preferred as a component of capital.

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

Under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), certain fees and related incremental direct costs associated with originating loans are required to be deferred when incurred. SFAS 91 fees and expenses are deferred at production and subsequently recognized at sale. This is reflected as a reclassification reducing operating expenses and loan fees with the net deferral reported as a component of the gain on sale. The deferral of direct origination costs is shown separately as a contra to the gross operating expenses in the detail segment tables on pages 24 to 27 to enable the computation of gross cost per funded loan.

The Company hedges the MSRs to protect their economic value. The results in the business segment tables above reflect the economic fair value of MSRs. Prior to the adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 156”) on January 1, 2006, the economic fair value may vary from the generally accepted accounting principles (“GAAP”) value due to the lower of cost or market limitations of GAAP. Differences between the economic value and the GAAP value were eliminated in consolidation. Also in 2006, the Company has revised its capital allocation on MSRs to conform to updated regulatory capital guidelines. Prior period segment data was revised accordingly.

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

PRODUCT PROFITABILITY ANALYSIS

As part of our process of measuring results and holding managers responsible for specific targets, we evaluate profitability at the product level in addition to our segment results. We currently have four product groups:

Standard Consumer Home Loans Held for Sale	Includes first mortgage products originated for sale through the various Indymac channels (excluding servicing retained and consumer construction channels). These products include agency conforming, Alt-A and subprime loans.

Agency Conforming

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

Specialty Consumer Home Loans Held for Sale and/or Investment	Includes specialty mortgage products originated through the various Indymac channels and adjusted for intercompany activity. These products include, HELOCs/seconds, reverse mortgages, CTP/Lot and discontinued products.

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

Builder Financing

Subdivision lending for commercial acquisition, development and construction loans to commercial builders.

Warehouse Lending

Warehouse lines of credit to mortgage brokers to finance their inventory of loans prior to sale.

Overhead	Includes all fixed operating costs associated with production divisions and servicing loans that are not allocated to the respective products for which these services are provided. In addition, it includes all corporate fixed costs that do not vary in the short term with changes in business activity. These fixed costs include corporate administration, financial management, enterprise risk management, centralized information technology and other unallocated fixed costs.

The following tables summarize the profitability for each of the four product groups and the loan servicing operations for the years ended December 31, 2006 and 2005:

			Home
	Standard	Specialty	Loans &	Specialty
Year Ended	Consumer	Consumer	Related	Commercial			Total
December 31, 2006	Home Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company
	(Dollars in thousands)

Operating Results
Net interest income	$126,582	$151,281	$168,025	$77,184	$(3,343)	$6,992	$526,721
Provision for loan losses	—	(6,371)	(9,225)	(4,397)	—	—	(19,993)
Gain (loss) on sale of loans	432,508	200,488	35,058	—	—	—	668,054
Service fee income	—	27,139	72,227	—	—	1,951	101,317
Gain (loss) on securities	—	(16,849)	37,331	—	—	—	20,482
Other income	—	30,964	6,920	7,644	677	3,917	50,122

Net revenue (expense)	559,090	386,652	310,336	80,431	(2,666)	12,860	1,346,703
Variable expenses	233,344	169,448	10,988	11,376	—	—	425,156
Deferral of expenses under FAS 91	(178,637)	(74,536)	(5,772)	(7,301)	—	—	(266,246)
Fixed expenses	186,182	94,937	53,824	18,875	8,529	269,950	632,297

Pretax income (loss)	318,201	196,803	251,296	57,481	(11,195)	(257,090)	555,496

Net income (loss)	$193,784	$119,201	$153,039	$35,006	$(6,818)	$(151,283)	$342,929

Balance Sheet Data
Average interest-earning assets	$8,536,706	$5,574,028	$9,915,749	$1,439,550	$—	$562,243	$26,028,276
Allocated capital	$398,215	$373,204	$625,455	$133,069	$—	$266,317	$1,796,260
Performance Ratios
ROE	49%	32%	24%	26%	N/A	N/A	19%
Net interest margin	1.48%	2.71%	1.69%	5.36%	N/A	N/A	2.02%
MBR margin	0.88%	1.88%	1.57%	N/A	N/A	N/A	1.06%
Efficiency ratio	43%	48%	18%	27%	N/A	N/A	58%
Operating Data
Loan production	$70,043,484	$17,484,288	$2,232,454	$1,937,598	$—	$—	$91,697,824
Loans sold	$63,635,182	$13,187,579	$2,226,201	$—	$—	$—	$79,048,962
Year Ended December 31, 2005
Operating Results
Net interest income	$98,061	$107,441	$154,099	$56,087	$9,153	$(130)	$424,711
Provision for loan losses	—	(4,699)	(3,750)	(1,529)	—	—	(9,978)
Gain (loss) on sale of loans	438,995	126,842	26,338	—	—	—	592,175
Service fee income	—	18,126	36,043	1	—	(9,935)	44,235
Gain (loss) on securities	—	2,090	15,776	—	—	—	17,866
Other income	—	29,242	2,695	3,770	566	428	36,701

Net revenue (expense)	537,056	279,042	231,201	58,329	9,719	(9,637)	1,105,710
Variable expenses	218,381	126,077	3,734	16,874	—	—	365,066
Deferral of expenses under FAS 91	(160,543)	(54,845)	(1,963)	(7,048)	—	—	(224,399)
Fixed expenses	150,815	56,092	35,251	9,418	5,003	223,347	479,926

Pretax income (loss)	328,403	151,718	194,179	39,085	4,716	(232,984)	485,117

Net income (loss)	$198,684	$91,666	$117,478	$23,647	$2,854	$(141,201)	$293,128

Balance Sheet Data
Average interest-earning assets	$6,037,836	$4,050,747	$7,813,287	$996,350	$—	$746,792	$19,645,012
Allocated capital	$274,935	$225,414	$436,090	$94,528	$—	$349,900	$1,380,867
Performance Ratios
ROE	72%	41%	27%	25%	N/A	N/A	21%
Net interest margin	1.62%	2.65%	1.97%	5.63%	N/A	N/A	2.16%
MBR margin	1.22%	2.33%	1.42%	N/A	N/A	N/A	1.36%
Efficiency ratio	39%	45%	16%	32%	N/A	N/A	56%
Operating Data
Loan production	$48,151,564	$11,389,658	$901,365	$2,271,697	$—	$—	$62,714,284
Loans sold	$44,146,314	$6,291,711	$1,859,215	$—	$—	$—	$52,297,240

The following tables provide details on the profitability for the standard consumer home loans held for sale for the years ended December 31, 2006 and 2005:

	Standard Consumer Home Loans Held for Sale
Year Ended	Agency
December 31, 2006	Conforming	Alt-A	Subprime	Total
	(Dollars in thousands)

Operating Results
Net interest income	$1,757	$94,707	$30,118	$126,582
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	1,868	407,635	23,005	432,508
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	3,625	502,342	53,123	559,090
Variable expenses	7,420	196,971	28,953	233,344
Deferral of expenses under FAS 91	(6,030)	(150,322)	(22,285)	(178,637)
Fixed expenses	5,271	163,240	17,671	186,182

Pretax income (loss)	(3,036)	292,453	28,784	318,201

Net income (loss)	$(1,849)	$178,104	$17,529	$193,784

Balance Sheet Data
Average interest-earning assets	$129,275	$7,128,473	$1,278,958	$8,536,706
Allocated capital	$5,324	$314,394	$78,497	$398,215
Performance Ratios
ROE	(35)%	57%	22%	49%
Net interest margin	1.36%	1.33%	2.35%	1.48%
MBR margin	0.41%	0.84%	2.03%	0.88%
Efficiency ratio	184%	42%	46%	43%
Operating Data
Loan production	$877,309	$66,580,898	$2,585,277	$70,043,484
Loans sold	$883,719	$60,129,551	$2,621,912	$63,635,182
Year Ended December 31, 2005
Operating Results
Net interest income	$2,484	$70,612	$24,965	$98,061
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	5,806	404,911	28,278	438,995
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	8,290	475,523	53,243	537,056
Variable expenses	7,380	178,305	32,696	218,381
Deferral of expenses under FAS 91	(5,424)	(131,196)	(23,923)	(160,543)
Fixed expenses	4,394	128,194	18,227	150,815

Pretax income (loss)	1,940	300,220	26,243	328,403

Net income (loss)	$1,174	$181,633	$15,877	$198,684

Balance Sheet Data
Average interest-earning assets	$116,723	$5,168,483	$752,630	$6,037,836
Allocated capital	$4,978	$229,650	$40,307	$274,935
Performance Ratios
ROE	24%	79%	39%	72%
Net interest margin	2.13%	1.37%	3.32%	1.62%
MBR margin	0.84%	1.17%	1.98%	1.22%
Efficiency ratio	77%	37%	51%	39%
Operating Data
Loan production	$905,481	$44,899,737	$2,346,346	$48,151,564
Loans sold	$981,249	$40,481,759	$2,683,306	$44,146,314

The following tables provide details on the profitability for the specialty consumer home loans held for sale and/or investment for the years ended December 31, 2006 and 2005:

	Specialty Consumer Home Loans Held for Sale and/or Investment
Year Ended	HELOCs/	Reverse
December 31, 2006	Seconds	Mortgages	CTP/Lot	Discontinued	Total
	(Dollars in thousands)

Operating Results
Net interest income	$90,832	$9,918	$48,329	$2,202	$151,281
Provision for loan losses	(1,800)	—	(2,906)	(1,665)	(6,371)
Gain (loss) on sale of loans	(1,106)	160,844	40,761	(11)	200,488
Service fee income	5,998	21,141	—	—	27,139
Gain (loss) on securities	(17,508)	—	659	—	(16,849)
Other income	10,452	1,152	19,360	—	30,964

Net revenues (expense)	86,868	193,055	106,203	526	386,652
Variable expenses	52,746	79,858	36,844	—	169,448
Deferral of expenses under FAS 91	(33,776)	(32,256)	(8,504)	—	(74,536)
Fixed expenses	11,628	55,388	27,614	307	94,937

Pretax income (loss)	56,270	90,065	50,249	219	196,803

Net income (loss)	$34,268	$54,198	$30,602	$133	$119,201

Balance Sheet Data
Average interest-earning assets	$2,666,823	$617,480	$2,249,098	$40,627	$5,574,028
Allocated capital	$233,930	$31,712	$103,978	$3,584	$373,204
Performance Ratios
ROE	15%	171%	29%	4%	32%
Net interest margin	3.41%	1.61%	2.15%	5.42%	2.71%
MBR margin	0.58%	3.80%	1.63%	N/A	1.88%
Efficiency ratio	35%	53%	51%	14%	48%
Operating Data
Loan production	$7,199,309	$5,023,533	$5,261,446	$—	$17,484,288
Loans sold	$6,192,913	$4,498,352	$2,496,314	$—	$13,187,579
Year Ended December 31, 2005
Operating Results
Net interest income	$54,784	$2,880	$46,752	$3,025	$107,441
Provision for loan losses	—	—	(2,084)	(2,615)	(4,699)
Gain (loss) on sale of loans	8,385	80,262	37,995	200	126,842
Service fee income	5,200	12,926	—	—	18,126
Gain (loss) on securities	1,221	—	869	—	2,090
Other income	8,268	1,052	19,918	4	29,242

Net revenues (expense)	77,858	97,120	103,450	614	279,042
Variable expenses	42,370	50,574	33,133	—	126,077
Deferral of expenses under FAS 91	(22,497)	(22,299)	(10,049)	—	(54,845)
Fixed expenses	4,618	27,594	22,921	959	56,092

Pretax income (loss)	53,367	41,251	57,445	(345)	151,718

Net income (loss)	$32,287	$24,833	$34,755	$(209)	$91,666

Balance Sheet Data
Average interest-earning assets	$1,931,463	$149,693	$1,920,357	$49,234	$4,050,747
Allocated capital	$119,506	$15,317	$86,215	$4,376	$225,414
Performance Ratios
ROE	27%	162%	40%	(5)%	41%
Net interest margin	2.84%	1.92%	2.43%	6.14%	2.65%
MBR margin	2.08%	2.94%	1.68%	N/A	2.33%
Efficiency ratio	31%	58%	44%	30%	45%
Operating Data
Loan production	$3,626,310	$2,935,341	$4,828,007	$—	$11,389,658
Loans sold	$1,207,261	$2,829,412	$2,255,038	$—	$6,291,711

The following tables provide details on the profitability for the home loans and related investments and the loan servicing operations for the years ended December 31, 2006 and 2005:

	Home Loans and Related Investments
	Retained Assets		SFR Loans
Year Ended	and Retention		Held for
December 31, 2006	Activities	MBS	Investment	Total
	(Dollars in thousands)

Operating Results
Net interest income	$53,160	$31,809	$83,056	$168,025
Provision for loan losses	—	—	(9,225)	(9,225)
Gain (loss) on sale of loans	31,477	(122)	3,703	35,058
Service fee income	72,227	—	—	72,227
Gain (loss) on securities	37,781	(834)	384	37,331
Other income	5,286	(3)	1,637	6,920

Net revenues (expense)	199,931	30,850	79,555	310,336
Variable expenses	10,988	—	—	10,988
Deferral of expenses under FAS 91	(5,772)	—	—	(5,772)
Fixed expenses	47,715	1,131	4,978	53,824

Pretax income (loss)	147,000	29,719	74,577	251,296

Net income (loss)	$89,523	$18,099	$45,417	$153,039

Balance Sheet Data
Average interest-earning assets	$801,446	$3,258,988	$5,855,315	$9,915,749
Allocated capital	$340,239	$58,135	$227,081	$625,455
Performance Ratios
ROE	26%	31%	20%	24%
Net interest margin	6.63%	0.98%	1.42%	1.69%
MBR margin	1.53%	N/A	N/A	1.57%
Efficiency ratio	26%	4%	6%	18%
Operating Data
Loan production	$2,232,454	$—	$—	$2,232,454
Loans sold	$2,055,905	$—	$170,296	$2,226,201
Year Ended December 31, 2005
Operating Results
Net interest income	$45,160	$30,086	$78,853	$154,099
Provision for loan losses	—	—	(3,750)	(3,750)
Gain (loss) on sale of loans	17,414	92	8,832	26,338
Service fee income	35,090	—	953	36,043
Gain (loss) on securities	15,000	776	—	15,776
Other income	2,697	(1)	(1)	2,695

Net revenues (expense)	115,361	30,953	84,887	231,201
Variable expenses	3,734	—	—	3,734
Deferral of expenses under FAS 91	(1,963)	—	—	(1,963)
Fixed expenses	31,252	999	3,000	35,251

Pretax income (loss)	82,338	29,954	81,887	194,179

Net income (loss)	$49,814	$18,122	$49,542	$117,478

Balance Sheet Data
Average interest-earning assets	$629,027	$2,212,816	$4,971,444	$7,813,287
Allocated capital	$193,959	$40,342	$201,789	$436,090
Performance Ratios
ROE	26%	45%	25%	27%
Net interest margin	7.18%	1.36%	1.59%	1.97%
MBR margin	1.32%	N/A	N/A	1.42%
Efficiency ratio	29%	3%	3%	16%
Operating Data
Loan production	$901,365	$—	$—	$901,365
Loans sold	$1,315,673	$—	$543,542	$1,859,215

The following table provides details on the profitability for the specialty commercial loans held for investment for the years ended December 31, 2006 and 2005:

	Specialty Commercial Loans Held for Investment
Year Ended	Single	Builder	Warehouse
December 31, 2006	Spec	Financing	Lending	Total
	(Dollars in thousands)

Operating Results
Net interest income	$13,273	$60,422	$3,489	$77,184
Provision for loan losses	(416)	(3,800)	(181)	(4,397)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	—	—	—
Gain (loss) on securities	—	—	—	—
Other income	4,052	1,867	1,725	7,644

Net revenues (expense)	16,909	58,489	5,033	80,431
Variable expenses	2,694	8,682	—	11,376
Deferral of expenses under FAS 91	(308)	(6,993)	—	(7,301)
Fixed expenses	1,921	12,834	4,120	18,875

Pretax income (loss)	12,602	43,966	913	57,481

Net income (loss)	$7,675	$26,775	$556	$35,006

Balance Sheet Data
Average interest-earning assets	$244,294	$1,076,213	$119,043	$1,439,550
Allocated capital	$18,564	$104,123	$10,382	$133,069
Performance Ratios
ROE	41%	26%	5%	26%
Net interest margin	5.43%	5.61%	2.93%	5.36%
Efficiency ratio	25%	23%	79%	27%
Operating Data
Loan production	$190,908	$1,746,690	$—	$1,937,598
Loans sold	$—	$—	$—	$—
Year Ended December 31, 2005
Operating Results
Net interest income	$10,997	$44,458	$632	$56,087
Provision for loan losses	(512)	(900)	(117)	(1,529)
Gain (loss) on sale of loans	—	—	—	—
Service fee income	—	1	—	1
Gain (loss) on securities	—	—	—	—
Other income	1,987	1,409	374	3,770

Net revenues (expense)	12,472	44,968	889	58,329
Variable expenses	3,403	13,471	—	16,874
Deferral of expenses under FAS 91	(689)	(6,359)	—	(7,048)
Fixed expenses	2,070	4,578	2,770	9,418

Pretax income (loss)	7,688	33,278	(1,881)	39,085

Net income (loss)	$4,652	$20,133	$(1,138)	$23,647

Balance Sheet Data
Average interest-earning assets	$180,353	$794,166	$21,831	$996,350
Allocated capital	$14,305	$78,051	$2,172	$94,528
Performance Ratios
ROE	33%	26%	(52)%	25%
Net interest margin	6.10%	5.60%	2.89%	5.63%
Efficiency ratio	37%	25%	275%	32%
Operating Data
Loan production	$331,938	$1,939,759	$—	$2,271,697
Loans sold	$—	$—	$—	$—

The following table provides details on the overhead costs for the years ended December 31, 2006 and 2005:

Year Ended December 31, 2006	Servicing OH	MB OH	Deposit OH	Corporate OH	Total Overhead
	(Dollars in thousands)

Operating Results
Net interest income	$(247)	$809	$14,364	$(7,934)	$6,992
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	1,951	1,951
Gain (loss) on securities	—	—	—	—	—
Other income	3,003	292	3,476	(2,854)	3,917

Net revenues (expense)	2,756	1,101	17,840	(8,837)	12,860
Variable expenses	—	—	—	—	—
Deferral of expenses under FAS 91	—	—	—	—	—
Fixed expenses	19,376	40,621	41,128	168,825	269,950

Pretax income (loss)	(16,620)	(39,520)	(23,288)	(177,662)	(257,090)

Net income (loss)	$(10,122)	$(24,068)	$(14,182)	$(102,911)	$(151,283)

Balance Sheet Data
Average interest-earning assets	$2	$2,470	$181	$559,590	$562,243
Allocated capital	$205	$12,643	$2,108	$251,361	$266,317
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—
Year Ended December 31, 2005
Operating Results
Net interest income	$(494)	$(796)	$12,749	$(11,589)	$(130)
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	(9,935)	(9,935)
Gain (loss) on securities	—	—	—	—	—
Other income	2,015	(26)	2,486	(4,047)	428

Net revenues (expense)	1,521	(822)	15,235	(25,571)	(9,637)
Variable expenses	—	—	—	—	—
Deferral of expenses under FAS 91	—	—	—	—	—
Fixed expenses	17,410	29,670	28,794	147,473	223,347

Pretax income (loss)	(15,889)	(30,492)	(13,559)	(173,044)	(232,984)

Net income (loss)	$(9,613)	$(18,448)	$(8,203)	$(104,937)	$(141,201)

Balance Sheet Data
Average interest-earning assets	$—	$(106)	$180	$746,718	$746,792
Allocated capital	$3,375	$6,916	$1,464	$338,145	$349,900
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

LOAN PRODUCTION

The Company achieved record mortgage loan production of $90.0 billion for the year ended December 31, 2006, up 48% from the $60.8 billion reported in 2005. At December 31, 2006, our total pipeline of loans in process was at $11.8 billion, up 13% from December 31, 2005. The production growth in 2006 was accomplished through our continued drive to leverage our mortgage banking platform. The mortgage professionals group increased its volume by 52% year over year, contributing 91% of our production growth. Strong production from conduit and Financial Freedom, which increased 90% and 71%, respectively, also contributed to this overall growth. The Company has also improved its retention activities with volume from servicing retention increasing 150% during the same period. The production growth in these channels was driven by our strategies to offer a broad and diverse product mix, such as Alt-A, reverse mortgages, and HELOCs. Year over year, our sales force, regional centers and active customers increased 44%, 23%, and 18%, respectively. Total loan production, including subdivision construction, reached $91.7 billion for the year ended December 31, 2006, also a record for the Company. We expect to continue our growth by expanding into new regions, hiring new salespeople, and continued product development.

On February 12, 2007, the MBA issued an estimate of the industry volume for 2006 of $2.5 trillion, which represents a 17% decline from 2005. Based on this estimate, our market share is 3.58% in 2006, up from 2.01% in 2005.

The following summarizes our loan production and pipeline by purpose, interest rate type, product type, S&P lifetime loss estimate, geographic distribution, and channels as of and for the years ended December 31, 2006 and 2005:

	As of and For the Year Ended
	December 31,	December 31,	Percent
	2006	2005	Change
	(Dollars in millions)

Production and Pipeline by Purpose:
Mortgage loan production:
Purchase transactions	$35,189	$25,605	37%
Cash-out refinance transactions	41,764	28,213	48%
Rate/term refinance transactions	12,998	6,956	87%

Total mortgage loan production	$89,951	$60,774	48%

% purchase and cash-out refinance transactions	86%	89%
Mortgage industry market share	3.58%	2.01%	78%
Mortgage pipeline:
Purchase transactions	$3,914	$3,617	8%
Cash-out refinance transactions	4,193	4,332	(3)%
Rate/term refinance transactions	1,792	1,237	45%

Total specific rate locks	9,899	9,186	8%
Non-specific rate locks on bulk purchases	1,922	1,302	48%

Total pipeline at period end(1)	$11,821	$10,488	13%

(1)	Total pipeline of loans in process includes rate lock commitments the Company has provided on loans that are specifically identified or non-specific bulk packages, and loan applications we have received for which the borrower has not yet locked in the interest rate commitment. Non-specific bulk packages represent pools of loans the Company has committed to purchase, where the pool characteristics are specified but the actual loans are not.

	Year Ended
	December 31,	December 31,
	2006	2005

Production by Amortization Type as a Percent of Mortgage Production:
Fixed-rate mortgages	21%	23%
Intermediate term fixed-rate loans	7%	9%
Interest-only loans	37%	29%
Pay option ARMs	23%	29%
Other ARMs	12%	10%

	100%	100%

	Year Ended
	December 31,	December 31,	Percent
	2006	2005	Change
	(Dollars in millions)

Production by Product Type:
Standard First Mortgage Products:
Alt-A	$70,146	$47,223	49%
Agency conforming	1,257	1,092	15%
Subprime	2,674	2,276	17%

Total standard first mortgage products (S&P evaluated)(1)	74,077	50,591	46%
Specialty Consumer Home Mortgage Products:
Home equity line of credit(2)/Seconds	7,199	3,653	97%
Reverse mortgages	5,024	2,935	71%
Consumer construction(2)	3,651	3,595	2%

Subtotal mortgage production	89,951	60,774	48%
Builder construction commitments(2)	1,747	1,940	(10)%

Total production	$91,698	$62,714	46%

The following summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31, 2006		December 31, 2005
	Average		Average
	Lifetime	Percent of	Lifetime	Percent of
	Loss Rate	Total	Loss Rate	Total
	(Dollars in millions)

Production by S&P Lifetime Loss Estimate(1):
Agency conforming equivalent (<48 bps)	0.23%	47%	0.21%	53%
Prime Alt-A equivalent (48-135 bps)	0.76%	45%	0.76%	41%
Subprime equivalent (>135 bps)	4.44%	8%	4.51%	6%

Total S&P lifetime loss estimate	0.79%	100%	0.70%	100%

Total S&P evaluated production		$74,077		$50,591

The following table shows the reconciliation from total production to total S&P evaluated production for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31, 2006			December 31, 2005
	Production	FICO	CLTV(3)	Production	FICO	CLTV(3)

Total production	$91,698	N/A	N/A	$62,714	N/A	N/A
Less:
Home equity line of credit(2)/Seconds	7,199	712	88%	3,653	705	87%
Reverse mortgages	5,024	N/A	54%	2,935	N/A	50%
Consumer construction(2)	3,651	721	76%	3,595	721	74%
Builder construction commitments	1,747	N/A	74%	1,940	N/A	73%

Total S&P evaluated production	$74,077	701	80%	$50,591	702	76%

(1)	While Indymac production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages and construction loans. In the third quarter of 2006, Indymac adopted version 5.7 of the S&P Levels model. The average lifetime loss for 2005 has been restated utilizing the new model.

(2)	Amount represents total commitments.

(3)	Combined loan-to-value ratio for loans in the second lien position is used to calculate weighted average original loan-to-value ratio for the portfolio.

Total average lifetime loss rate for the year ended 2006 increased nine basis points from 0.70% for the year ended 2005 to 0.79%, driven by an increase in loans with subordinate financing and subprime loans originated during the period. The loss estimates are shown to describe the relative level of credit risk in our loan production at time of origination. Because the Company routinely sells the vast majority of loans produced, these estimates do not reflect the amount of credit risk retained by the Company.

The following indicates the geographic distribution of our production for the years ended December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005

Geographic distribution:
California	45%	44%
Florida	8%	8%
New York	6%	6%
New Jersey	4%	4%
Virginia	4%	4%
Other	33%	34%

Total	100%	100%

The following summarizes our loan production by divisions for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,	December 31,	Percent
	2006	2005	Change
	(Dollars in millions)

Production by Divisions:
Mortgage Loan Production:
Mortgage Professionals Group
Wholesale(1)	$36,859	$29,145	26%
Correspondent	10,264	5,719	79%
Conduit	30,101	15,811	90%
Consumer Direct	1,958	2,883	(32)%
Financial Freedom	5,024	2,935	71%
Servicing Retention	2,698	1,079	150%
Home Equity Division	110	208	(47)%
Consumer Construction and Lot	2,937	2,994	(2)%

Total Mortgage Loan Production	89,951	60,774	48%
Commercial Loan Production:
Builder Construction	1,747	1,940	(10)%

Total Production	$91,698	$62,714	46%

(1)	Wholesale channel includes $3.3 billion, and $1.3 billion of production from wholesale inside sales for 2006 and 2005. The wholesale inside sales force focuses on small and geographically remote mortgage brokers through centralized in-house sales personnel instead of field sales personnel.

Key production drivers for mortgage professionals group’s wholesale and correspondent channels for the years ended December 31, 2006 and 2005 follow:

	December 31,	December 31,	Percent
	2006	2005	Change
	(Dollars in millions)

Key Production Drivers:
Active customers(1)	7,927	6,728	18%
Sales personnel	1,025	712	44%
Number of regional offices	16	13	23%

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

LOAN SALES

The following summarizes loans sold and the performance ratios on loan sales during the three years ended December 31, 2006, 2005 and 2004 (year ended December 31, 2004 is reflected on a pro forma basis (1)):

	Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2006	2005	Change	2004(1)	Change
	(Dollars in millions)

Total loans sold	$79,049	$52,297	51%	$31,036	155%
Ratios:
Gross MBR margin before hedging	1.04%	1.26%	(17)%	1.98%	(47)%
Net MBR margin after hedging	1.06%	1.36%	(22)%	1.80%	(41)%

(1)	2004 MBR margins are calculated using proforma gain on mortgage loan sales for the year ended December 31, 2004 of $431.2 million, which excluded the $59.5 million pre-tax SAB 105 accounting adjustment and the $7.9 million pre-tax purchase accounting adjustment related to the Financial Freedom acquisition. The GAAP gain on mortgage loan sales was $363.8 million for the year ended December 31, 2004 representing a net MBR margin after hedging of 1.59%.

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

Included in the gain on sale of loans in 2006 were $9.7 million of losses related to the establishment of a reserve for fraud losses on certain lot loans. The Company discovered that 45 lot loans related to two developments in Michigan and Florida were the subject of criminal fraud on the part of the developers, brokers, appraisers and closing agents. These loans had outstanding principal balances of approximately $13.9 million before the reserve for fraud losses. At December 31, 2006, these loans are non-accrual and have an aggregate book value of $5.3 million. We have since performed a full portfolio review and implemented a series of product guideline changes, operational changes and fraud prevention measures to mitigate future occurrences of this kind. We believe there are no further incidences of fraud in its existing book of lot loans of similar size or scope.

The following tables summarize MBR margin by channel and product for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,	December 31,
MBR Margin by Channel:	2006	2005

Wholesale	1.16%	1.56%
Correspondent	0.54%	1.09%
Conduit	0.46%	0.40%
Consumer Direct	1.75%	2.27%
Financial Freedom	3.80%	2.94%
Other	1.26%	1.35%
Total MBR margin	1.06%	1.36%

	Year Ended
	December 31,	December 31,
MBR Margin by Product:	2006	2005

Agency Conforming	0.41%	0.84%
Alt-A	0.84%	1.17%
Subprime	2.03%	1.98%
HELOC/Seconds	0.58%	2.08%
Reverse Mortgages	3.80%	2.94%
CTP/Lot	1.63%	1.68%
Other	1.57%	1.43%
Total MBR margin	1.06%	1.36%

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

In addition to mortgage loans held for sale, the hedging activities also include rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The rate lock commitments are initially valued at zero and continue to be adjusted for changes in value resulting from changes in market interest rates, pursuant to SAB 105. The Company hedges the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac, Euro Dollar futures and other hedge instruments to manage this risk. These forward and futures contracts are also accounted for as derivatives and recorded at fair value.

The following shows the various channels through which loans were distributed:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Distribution of Loan Sales by Channel:
Sales of government-sponsored enterprises (“GSEs”) equivalent loans	19%	17%	24%
Private-label securitizations	38%	57%	47%
Whole loan sales, servicing retained	37%	19%	14%
Whole loan sales, servicing released	2%	2%	6%

Subtotal sales	96%	95%	91%
Investment portfolio acquisitions	4%	5%	9%

Total loan distribution percentage	100%	100%	100%

Total loan distribution	$81,968	$54,921	$34,275

We maintain multiple channels for loan dispositions to achieve sustainable liquidity and to develop a deep and diverse investor base. Also, through multiple channels, Indymac endeavors to consistently sell investment and non-investment grade bonds, AAA-rated and agency interest-only securities, and whole loans for cash.

In conjunction with the sale of mortgage loans, the Company generally retains certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $668.1 million in gain on sale of loans earned during the year ended December 31, 2006 included the retention of $1.1 billion in MSRs, and $388.5 million of other retained assets. During 2006, assets previously retained generated cash flows of $677.0 million. More information on the valuation assumptions related to the Company’s retained assets can be found at page 49, under the heading “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities.”

MORTGAGE SERVICING AND OTHER RETAINED ASSETS

MORTGAGE SERVICING AND MORTGAGE SERVICING RIGHTS

Indymac’s total loans serviced for others reached $139.8 billion (including reverse mortgages and HELOCs) at December 31, 2006, with a weighted average coupon of 7.05%. In comparison, Indymac serviced $84.5 billion of mortgage loans owned by others at December 31, 2005, with a weighted average coupon of 6.19%. The activity in the servicing portfolios for the years ended December 31, 2006 and 2005 follows:

	Servicing Portfolio
	Year Ended December 31,
	2006	2005
	(Dollars in millions)

Unpaid principal balance at beginning of period	$84,495	$50,219
Additions	80,237	52,382
Clean-up calls exercised	(31)	(140)
Loan payments and prepayments	(24,884)	(17,966)

Unpaid principal balance at end of period	$139,817	$84,495

The following tables provide additional information related to the servicing portfolio:

	As of December 31,
	2006	2005

By Product Type:
Fixed-rate mortgages	35%	35%
Intermediate term fixed-rate loans	30%	27%
Pay option ARMs	23%	26%
Reverse mortgages (all ARMs)	9%	9%
HELOCs	2%	2%
Other	1%	1%

Total	100%	100%

Additional Information(1)
Weighted average FICO	703	699
Weighted average original LTV(2)	73%	73%
Average original loan size (in thousands)	232	221
Percent of portfolio with prepayment penalty	42%	37%
Portfolio delinquency (% of unpaid principal balance)(3)	5.15%	3.74%
By Geographic Distribution:
California	43%	42%
Florida	8%	7%
New York	8%	9%
New Jersey	4%	5%
Virginia	4%	4%
Other	33%	33%

Total	100%	100%

(1)	Portfolio delinquency is calculated for the entire servicing portfolio. All other information presented excludes reverse mortgages.

(2)	Combined loan-to-value ratio for loans in the second lien position is used to calculate weighted average original loan-to-value ratio for the portfolio.

(3)	Delinquency is defined as 30 days or more past due.

Capitalized MSRs totaled $1.8 billion as of December 31, 2006, and $1.1 billion as of December 31, 2005, an increase of $728.0 million. Refer to “Note 7 — Mortgage Servicing Rights” in the accompanying notes to consolidated financial statements for details of the activities in MSRs.

The fair value of MSRs is determined using discounted cash flow techniques benchmarked against third party opinions of value. Estimates of fair value involve several assumptions, including assumptions about future prepayment rates, market expectations of future interest rates and discount rates. Prepayment rates are projected using a prepayment model developed by a third party vendor and calibrated for the Company’s collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information. Refer to “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 49 for further detail on the valuation assumptions.

Effective January 1, 2006, SFAS 156 allowed us to elect to measure MSRs using the fair value method instead of the amortization method. Therefore, change in value due to run-off of the portfolio is recorded as valuation adjustment instead of the amortization for periods beginning in 2006. Prior to the adoption of SFAS 156, we hedged our MSRs on an economic basis and elected to designate SFAS 133 fair value hedge accounting on certain tranches of the total MSRs. The changes in the value of the designated MSRs attributable to the hedged risk, and the fair value of the designated hedges, were recorded through income if the hedging relationships were proven to be effective under the provision of SFAS 133. All MSRs, regardless of hedge designation, were then adjusted to the lower of cost or market (“LOCOM”). The components of service fee income (expense) are as follows:

	Year Ended
	December 31,	BPS	December 31,	BPS	December 31,	BPS
	2006	UPB	2005	UPB	2004	UPB
	(Dollars in thousands)

Service fee income (expense):
Gross service fee income	$500,904	45	$282,420	44	$142,266	36
Change in value due to portfolio run- off/amortization	(374,955)	(34)	(227,085)	(35)	(146,491)	(37)

Service fee income, net of change in value due to portfolio run-off/amortization	125,949	11	55,335	9	(4,225)	(1)
Change in value due to application of external benchmarking policies	(16,459)	(1)	—	—	—	—
Valuation adjustment due to market changes	24,180	2	(13,460)	(2)	(50,293)	(13)
Hedge (loss) gain on MSRs	(32,353)	(3)	2,360	—	42,065	11

Total service fee income (expense)	$101,317	9	$44,235	7	$(12,453)	(3)

In addition to the hedging gain (loss) on MSRs, the Company also uses other hedging strategies to manage its economic risks associated with MSRs. A summary of the performance on MSRs, including AAA-rated and agency interest-only securities, and hedges for the respective periods follows:

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Dollars in thousands)

Valuation adjustment due to market changes and external benchmarking	$7,721	$(13,459)	$(50,293)
Hedge (loss) gain on MSRs	(32,353)	2,360	42,065
Unrealized gain (loss) on AAA-rated and agency interest-only securities	3,136	(13,864)	(42,651)
Unrealized (loss) gain on principal-only securities	(811)	(704)	4,462
Unrealized gain on prepayment penalty securities	23,625	21,694	3,772
Other	1,780	2,933	6,021

Net gain (loss) on MSRs, AAA-rated and agency interest-only securities, and hedges	$3,098	$(1,040)	$(36,624)

OTHER RETAINED ASSETS

The carrying value of AAA-rated and agency interest-only, principal-only, prepayment penalty, residual and non-investment grade securities is evaluated by discounting estimated net future cash flows. For these securities, estimated net future cash flows are primarily based on assumptions related to prepayment speeds, in addition to expected credit loss assumptions on the residual securities. The models used for estimation are periodically tested against historical prepayment speeds and our valuations are benchmarked to external sources, where available. We also may retain certain other investment grade securities from our securitizations and to a lesser extent purchase from third parties to serve as hedges for our AAA-rated and agency interest-only securities. A summary of the activity of the retained assets follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

AAA-rated and agency interest-only securities:
Beginning balance	$78,731	$90,658
Retained investments from securitizations	29,576	25,168
Sales	(22,939)	—
Clean-up calls exercised	(107)	(171)
Cash received, net of accretion	(14,827)	(23,060)
Valuation gains (losses) before hedges	3,136	(13,864)

Ending balance	$73,570	$78,731

Principal-only securities:
Beginning balance	$9,483	$18,598
Retained investments from securitizations	13,862	13,073
Purchases	121,281	123,048
Sales	(100,761)	(142,132)
Cash received, net of accretion	(4,576)	(2,400)
Valuation losses before hedges	(811)	(704)

Ending balance	$38,478	$9,483

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Prepayment penalty securities:
Beginning balance	$75,741	$33,451
Retained investments from securitizations	43,094	38,742
Transfer from MSRs/residual securities	4,523	8,491
Sales	(2,078)	—
Cash received, net of accretion	(47,329)	(26,637)
Valuation gains before hedges	23,625	21,694

Ending balance	$97,576	$75,741

Residual securities(1):
Beginning balance	$167,771	$135,386
Retained investments from securitizations(2)	224,014	58,396
Transfer from MSRs/prepayment penalty securities	200	—
Impairments	(9,209)	—
Sales	(107,360)	—
Cash received, net of accretion	(22,362)	(23,941)
Valuation losses before hedges	(2,481)	(2,070)

Ending balance	$250,573	$167,771

Investment-grade securities:
Beginning balance	$92,120	$146,822
Retained investments from securitizations	43,701	38,241
Purchases	72,366	—
Impairment	(183)	(361)
Sales	(9,796)	(83,629)
Cash received, net of accretion	(8,780)	(7,376)
Valuation losses)before hedges	(175)	(1,577)

Ending balance	$189,253	$92,120

Non-Investment-grade securities:
Beginning balance	$57,712	$83,052
Retained investments from securitizations	34,205	14,224
Purchases	3,697	1,523
Impairment	(846)	(247)
Sales	(13,542)	(37,330)
Cash received, net of accretion	369	(325)
Valuation losses before hedges	(1,421)	(3,185)

Ending balance	$80,174	$57,712

(1)	Included in the residual securities balance at December 31, 2006 were $31.8 million of HELOC residuals retained from two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

(2)	Amounts retained consist of 33% in prime-lot loans, 37% in subprime loans and 30% in HELOCs.

The fair value of other investment grade and non-investment grade securities by credit rating follows:

	December 31, 2006
		Premium
	Current	(Discount)			December 31,
	Face	to Face	Amortized		2005
	Value	Value	Cost	Fair Value	Fair Value
	(Dollars in thousands)

Other investment grade mortgage-backed securities:
AA+	$7,445	$(69)	$7,376	$7,513	$—
AA	87,044	(1,127)	85,917	86,311	21,787
AA-	14,038	(348)	13,690	14,138	—
A	2,273	(81)	2,192	2,160	239
BBB	21,747	(1,209)	20,538	20,734	29,848
BBB-	64,902	(5,340)	59,562	58,397	40,246

Total other investment grade mortgage-backed securities	$197,449	$(8,174)	$189,275	$189,253	$92,120

Non-investment grade mortgage-backed
securities:
BB+	$8,456	$(1,157)	$7,299	$7,299	$—
BB	57,986	(8,405)	49,581	49,856	36,873
BB-	22,022	(901)	21,121	21,170	13,523
B	6,619	(5,569)	1,050	1,442	6,458
Other	5,240	(4,998)	242	407	858

Total other non-investment grade mortgage-backed securities	$100,323	$(21,030)	$79,293	$80,174	$57,712

At December 31, 2006, other investment grade and non-investment grade mortgage-backed securities totaled $269.4 million, of which 86% were collateralized by prime loans and 14% were collateralized by subprime loans.

The components of the net gain (loss) on mortgage-backed securities are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net gain (loss) on securities:
Realized gain on available for sale securities	$3,715	$6,054	$3,972
Impairment on available for sale securities	(10,238)	(607)	(1,582)
Unrealized gain on prepayment penalty securities	23,625	21,694	3,379
Unrealized gain (loss) on AAA-rated and agency interest-only and residual securities	1,692	(16,970)	(36,708)
Net gain on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	1,688	7,695	7,135

Total gain (loss) on securities, net	$20,482	$17,866	$(23,804)

The following table sets forth certain information regarding the weighted average yields and remaining contractual maturities of our mortgage-backed securities, excluding AAA-rated agency and non-agency securities, as of December 31, 2006. For securities available-for-sale, the weighted average yield is computed based on the amortized costs.

			More than One		More than Five		More than Ten
	One Year or Less		Year to Five Years		Years to Ten Years		Years		Total
		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

Mortgage-backed securities
AAA-rated and agency interest-only securities	$—	—	$—	—	$—	—	$73,570	18.24%	$73,570	18.24%
AAA-rated principal-only securities	—	—	—	—	—	—	38,478	5.62%	38,478	5.62%
Other investment grade mortgage-backed securities	—	—	3,295	9.02%	—	—	185,958	7.45%	189,253	7.48%

Total investment grade mortgage- backed securities	—	—	3,295	9.02%	—	—	298,006	9.88%	301,301	9.87%
Prepayment penalty securities	—	—	1,138	15.03%	—	—	96,438	29.99%	97,576	29.82%
Other non-investment grade securities	—	—	46,844	23.00%	4,502	22.00%	199,227	18.99%	250,573	19.79%
Residual mortgage-backed securities	—	—	16,040	12.18%	—	—	64,134	13.58%	80,174	13.30%

Total non-investment grade mortgage-backed securities	—	—	64,022	20.15%	4,502	22.00%	359,799	20.97%	428,323	20.86%

Total mortgage-backed securities	$—	—	$67,317	19.60%	$4,502	22.00%	$657,805	15.95%	$729,624	16.32%

Given prepayments on the underlying collateral of our MBS, we do not expect our MBS to remain outstanding throughout their contractual maturity periods. Therefore, contractual maturity is not a relevant measure of the timing of our future expected cash flows. Actual economic cash flows are expected to be received much sooner.

VALUATION OF MSRs, INTEREST-ONLY, PREPAYMENT PENALTY,
AND RESIDUAL SECURITIES

MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. Prior to January 1, 2006, MSRs were subject to the lower of cost or market limitations. Relevant information and assumptions used to value these securities at December 31, 2006 and 2005 follows:

	Actual						Valuation Assumptions
			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
		Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Book Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)
	(Dollars in thousands)

December 31, 2006
MSRs	$1,822,455	$139,816,763	7.05%	0.37%	20.2%	3.57	25.8%	19.8%	8.8%	N/A

AAA-rated interest-only securities	$73,570	$5,957,550	6.93%	0.51%	19.5%	2.41	16.4%	19.7%	15.4%	N/A

Prepayment penalty securities	$97,576	$20,282,718	7.40%	N/A	18.1%	N/A	28.2%	20.6%	26.3%	N/A

Lot loan residual securities	57,640	$2,246,833	9.24%	3.54%	35.6%	0.73	39.8%	37.9%	23.5%	0.61%
HELOC residual securities	98,697	$3,039,555	9.59%	2.71%	43.7%	1.20	50.3%	47.6%	20.7%	1.11%
Closed-end seconds residual securities	14,572	$1,737,859	10.44%	3.69%	17.5%	0.23	37.1%	24.8%	24.1%	8.08%
Subprime residual securities	79,664	$4,848,859	7.74%	1.68%	33.0%	0.98	39.5%	38.1%	23.4%	5.85%

Total non-investment grade residual securities	$250,573

December 31, 2005
MSRs	$1,094,490	$84,495,133	6.19%	0.37%	21.7%	3.54	21.4%	16.2%	10.7%	N/A

AAA-rated and agency interest-only securities	$78,731	$7,583,643	6.63%	0.38%	27.5%	2.73	20.3%	22.7%	8.0%	N/A

Prepayment penalty securities	$75,741	$13,657,946	6.30%	N/A	22.7%	N/A	23.7%	20.3%	9.0%	N/A

Prime residual securities	$2,438	$1,183,361	5.85%	0.61%	60.0%	0.34	46.3%	51.4%	15.0%	1.34%
Lot loan residual securities	41,066	$939,005	7.55%	2.90%	33.2%	1.51	43.1%	41.4%	21.6%	0.48%
HELOC residual securities	66,041	$1,430,473	8.26%	3.18%	55.8%	1.45	44.0%	49.6%	19.0%	0.82%
Subprime residual securities	58,226	$4,831,675	7.40%	2.17%	28.9%	0.55	37.1%	29.4%	24.9%	4.76%

Total non-investment grade residual securities	$167,771

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.34%, 0.06% and 0.50% for HELOC, closed-end seconds and subprime loans, respectively, at December 31, 2006. No loss has been incurred on lot loans as of December 31, 2006.

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

Beginning in the fourth quarter of 2006, the calculation of remaining cumulative loss rate has changed to using the remaining lifetime loss projection divided by current collateral balance. All prior periods have been adjusted to reflect such change.

The prepayment penalty securities are used as hedges of MSRs. The value of prepayment penalty securities generally rises in a declining rate environment due to higher prepayment activities, which typically mitigates a decline in MSR value attendant to faster prepayments. As of December 31, 2006, as a percentage of the underlying collateral, the value of prepayment penalty securities was 48 basis points, down from 55 basis points at December 31, 2005, due to an increase in the market interest rates.

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

We use a value-at-risk (“VAR”) measure to monitor our interest rate risk on our assets. The measure incorporates a range of market factors that can impact the value of these assets, and supplements other risk measures such as Duration Gap and stress testing. VAR estimates the exposure to loss over a specified period at a specified confidence level. We have chosen a historical approach that uses 500 days of market conditions along with current portfolio data to estimate the potential one-day loss at a 95% confidence level. This means that actual losses are estimated to exceed the VAR measure about five times every 100 days.

In modeling the VAR, we have made a number of assumptions and approximations. As there is no standardized methodology for estimating VAR, different assumptions and approximations could result in materially different VAR estimates.

As of December 31, 2006, the portfolio of MSRs and interest-only securities was valued at $1.8 billion. The average VAR (after the effect of hedging transactions) for the year was $2.3 million, or 13 bps of the recorded value. During 2006, the VAR measure ranged from $1.1 million to $5.1 million.

A key performance measure for the MSRs and Other Retained Assets division is the return on equity of the deployed capital. The segment as a whole reported an ROE of 25% and 23% for the years ended December 31, 2006 and 2005, respectively. The table below provides a detail by major asset class of the ROE for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31, 2006				December 31, 2005
	Servicing	AAA IO	Credit Risk		Servicing	AAA IO	Credit Risk
	Portfolio	Portfolio	Portfolio	Total	Portfolio	Portfolio	Portfolio	Total
	(Dollars in thousands)

Net earnings	$65,596	623	25,027	91,246	$32,807	(2,766)	13,872	43,913
Average capital deployed	$243,232	10,002	117,217	370,451	$125,477	8,252	60,230	193,959
Return on equity	27%	6%	21%	25%	26%	(34)%	23%	23%

MORTGAGE-BACKED SECURITIES AND LOANS HELD FOR INVESTMENT

In addition to the securities retained from our securitizations, the Company also invests in non-agency senior and agency securities and loans held for investment to generate core interest income, stabilize company-wide earnings, and provide a consistent return on equity. These securities are generally classified as available for sale and fair value adjustments are excluded from earnings and reported as a separate component in shareholders’ equity.

At December 31, 2006, mortgage-backed securities totaled $5.4 billion, of which 89% were AAA-rated securities. At December 31, 2005, mortgage-backed securities totaled $4.1 billion, of which 90% were AAA-rated securities. Our AAA-rated mortgage-backed securities had an expected weighted-average life of 2.9 years and 2.6 years at December 31, 2006 and 2005, respectively.

Details of loans held for investment and AAA-rated non-agency and agency securities as of December 31, 2006 and 2005 follow:

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Loans held for investment:
SFR mortgage	$6,519,340	$5,441,521
Consumer construction	2,225,979	1,883,674
Builder construction	786,279	612,061
HELOC	23,618	31,882
Land and other mortgage	375,215	260,615
Revolving warehouse lines of credit	246,778	48,616

Total — loans held for investment	$10,177,209	$8,278,369

AAA-rated mortgage-backed securities:
AAA-rated non-agency securities, trading	$43,957	$52,633
AAA-rated non-agency securities, available for sale	4,604,489	3,524,952
AAA-rated agency securities, available for sale	65,175	43,014

Total AAA-rated mortgage backed securities	$4,713,621	$3,620,599

The following table sets forth certain information regarding the weighted average yields and remaining contractual maturities of our MBS portfolio, excluding other retained assets as of December 31, 2006:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Wtd.		Wtd.		Wtd.		Wtd.		Wtd.
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)
	(Dollars in thousands)

AAA-rated mortgage-backed securities
AAA-rated agency securities	$—	—	$—	—	$1,963	6.50%	$63,212	5.88%	$65,175	5.90%
AAA-rated non-agency securities	—	—	—	—	—	—	4,648,446	5.51%	4,648,446	5.51%

Total AAA-rated mortgage-backed securities	$—	—	$—	—	$1,963	6.50%	$4,711,658	5.51%	$4,713,621	5.52%

(1)	The weighted average yield is computed based on the amortized costs of the securities.

Given prepayments on the underlying collateral of our MBS, we do not expect our MBS to remain outstanding throughout their contractual maturity periods. Therefore, contractual maturity is not a relevant measure of the timing of our future expected cash flows. Actual economic cash flows are expected to be received much sooner.

SFR MORTGAGE LOANS HELD FOR INVESTMENT

The Company’s portfolio of mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and intermediate term fixed-rate mortgage loans to mitigate interest rate risk. The Company plans to grow the investments in its thrift portfolio opportunistically based on the extent to which (1) their ROEs exceed our cost of both core and risk-based capital or (2) they are needed to support our core mortgage banking investments in mortgage servicing rights and residual and non-investment grade securities, if their ROEs are below our cost of capital. During the year ended December 31, 2006, the Company added $2.9 billion of mortgage loans to the held for investment portfolio in accordance with this strategy.

A composition of the portfolio and the relevant credit quality characteristics as of December 31, 2006 and 2005 follow:

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

SFR mortgage loans held for investment (book value)	$6,519,340	$5,441,521
Average loan size	$310	$292
Non-performing loans	1.09%	0.62%
Estimated average life in years(1)	2.6	2.4
Estimated average net duration in months(2)	(3.5)	0.1
Annualized yield	6.01%	5.06%
Percent of loans with active prepayment penalty	34%	35%
Fixed-rate mortgages	5%	6%
Intermediate term fixed-rate loans	15%	16%
Interest-only loans	60%	49%
Pay option ARMs	18%	25%
Other ARMs	2%	4%
Additional Information:
Average FICO score(3)	716	715
Original average loan to value ratio	73%	72%
Current average loan to value ratio(4)	61%	58%
Geographic distribution of top five states:
Southern California	32%	32%
Northern California	20%	21%

Total California	52%	53%
Florida	6%	5%
New York	4%	4%
Virginia	3%	3%
Michigan	3%	4%
Other	32%	31%

Total	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on the Company’s estimates for prepayments.

(2)	Average net duration measures the expected change in the value of a financial instrument in response to changes in interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(4)	Current average loan-to-value ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data on a loan level basis.

Included in our loans held for investment portfolio at December 31, 2006 were $1.2 billion in pay option ARM loans, or 18% of the portfolio, as compared to $1.3 billion, or 25% of the portfolio, at December 31, 2005. As of December 31, 2006, approximately 83% (based on loan count) of our pay option ARM loans had negatively amortized, resulting in an increase of $26.8 million to their original loan balance. This is an increase from 56% at December 31, 2005. The net increase in unpaid principal balance due to negative amortization was $21.4 million for the year ended December 31, 2006, which approximated the deferred interest recognized for the year. The original weighted average combined loan-to-value (“CLTV”) on our pay option ARM loans was 76%, while the estimated current LTV at December 31, 2006 is 64%, calculated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Areas data on a loan level basis. The decline in the current loan-to-value was due to estimated appreciation of the underlying property value. The original weighted average FICO score on our pay option ARM loans was 708 at December 31, 2006.

CONSUMER CONSTRUCTION DIVISION

Indymac’s consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending activities and mortgage banking activities. The Company earns net interest income on these loans during the construction phase. When the loan converts to permanent status, the interest rate may be adjusted based on the underlying permanent note. As of December 31, 2006, based on the underlying note agreements, 69% of the construction loans will be converted to adjustable-rate permanent loans, 21% to intermediate term fixed rate loans, and 10% to fixed-rate loans. The consumer construction division also provides financing to builders who are building single-family residences without a guaranteed sale at inception of project, or on a speculative basis.

Total new consumer construction commitments grew 2% from 2005 to $3.7 billion. About 68% of new commitments are generated through mortgage broker customers of the mortgage bank and the remaining 32% of new commitments are retail originations. Once each loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by our SFR mortgage loan portfolio. The amount of construction loans that were converted to permanent status was $1.8 billion in 2006, an increase of 15% over 2005. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at December 31, 2006 increased 18% from December 31, 2005.

Information on our consumer construction portfolio follows:

	As of
	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Construction loans (book value)	$2,225,979	$1,883,674
Lot, land and other mortgage loans (book value)	50,154	107,164
Total commitments	3,600,454	3,334,416
Average loan commitment	474	434
Non-performing loans	1.14%	0.47%
Fixed-rate loans	71%	85%
Adjustable-rate loans	29%	15%
Additional Information:
Average loan-to-value ratio(1)	73%	71%
Average FICO score	712	712
Geographic distribution of top five states:
Southern California	28%	29%
Northern California	15%	17%

Total California	43%	46%
Florida	9%	8%
Washington	4%	3%
Colorado	4%	3%
New York	4%	4%
Other	36%	36%

Total Consumer Construction	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

December 31,
Aggregate Maturities of Construction Loan Balances Due:	2006
(Dollars in
thousands)

Within one year or less	$2,136,318
Between one to five years (94% adjustable-rate and 6% fixed-rate)	89,661

Total Consumer Construction	$2,225,979

HOME EQUITY DIVISION

Indymac’s home equity division specializes in providing HELOC and closed-end second mortgages nationwide through Indymac’s wholesale and retail channels. We also purchase HELOC and closed-end second mortgages through our conduit channel. At December 31, 2006, our total HELOC servicing portfolio amounted to $3.6 billion, an increase of approximately $1.5 billion from the portfolio size at December 31, 2005. We plan to sell or securitize a majority of the loans in our HELOC portfolio and as a result, they are classified as held for sale on our balance sheet.

We produced $3.9 billion of new HELOC commitments through our mortgage banking segment and internal channels during the year ended December 31, 2006, and sold $2.6 billion of HELOC loans, realizing $25.3 million of gain on sale. In 2005, the amount of HELOC loans produced and sold were $2.2 billion and $560.9 million, respectively, with a total gain on sale of $7.9 million. In addition to the sales of HELOCs, we periodically transfer HELOCs to two guaranteed mortgage HELOC securitization trusts to maintain the required collateral level in the trusts. These trusts were established in 2004 by the Company in two separate financing transactions through which approximately $1.0 billion of HELOCs were recharacterized as asset-backed certificates to secure $1.0 billion of non-recourse HELOC notes. These transfers did not result in any gain on sale of loans as the trusts were originally established in on-balance sheet guaranteed mortgage securitization transactions. During 2006 and 2005, HELOCs transferred to the trusts were $327.1 million and $789.8 million, respectively. We fulfilled our requirements to both trusts in 2006.

All HELOC loans are adjustable rate loans and indexed to the prime rate. Information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the years ended December 31, 2006 and 2005 follows:

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Outstanding balance (book value)	$656,714	$786,922
Total commitments(1)	$2,211,298	$1,493,415
Average spread over prime	1.39%	1.47%
Average FICO score	737	728
Average CLTV ratio(2)	77%	78%

Additional Information

	December 31, 2006
		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage
	(Dollars in thousands)

96% to 100%	$87,718	$141	2.14%	728	4.16%
91% to 95%	115,868	124	2.17%	715	0.62%
81% to 90%	226,440	114	1.58%	719	2.34%
71% to 80%	129,441	198	0.63%	746	0.77%
70% or less	97,247	200	0.35%	754	0.90%

Total	$656,714	156	1.39%	737	1.76%

	December 31, 2005

96% to 100%	$118,995	$83	2.63%	730	0.15%
91% to 95%	78,909	77	2.20%	721	0.11%
81% to 90%	278,304	74	1.86%	713	0.24%
71% to 80%	162,560	99	0.63%	729	0.24%
70% or less	148,154	97	0.33%	745	0.22%

Total	$786,922	86	1.47%	728	0.21%

(1)	On funded loans.

(2)	The CLTV combines the loan-to-value on both the first mortgage loan and the HELOC.

HOMEBUILDER DIVISION

Indymac’s homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. The Company earns net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 17 satellite sales offices in Arizona, California, Colorado, Florida, Illinois, Massachusetts, North Carolina, Oregon, Tennessee, Texas, and Washington, D.C. Our typical customer is a mid-size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have begun a small homebuilder program for homebuilders building five to 25 unit projects, and who typically build five to 100 homes per year.

During the year ended December 31, 2006, we entered into new tract construction commitments of $1.7 billion, down 10% or $193 million from 2005. The decline in volume was mainly due to a slowing of new home projects as new home sales declined over the past several months. The homebuilder division is being more selective about new commitments and consequently its pipeline has reduced. Builder loans outstanding at December 31, 2006, including tract construction and land and other mortgage loans, totaled $1.1 billion. This reflects a $280 million, or 32%, increase compared to December 31, 2005 with the increase primarily resulting from advances under existing commitments.

At December 31, 2006, non-performing loans for the builder construction portfolio are at 0.78%. Although this has increased compared to prior year it is still considered low in comparison to the portfolio’s historical performance. The current softening of the housing market makes the prospect of increased non-performing assets and future losses likely. Moreover, due to the size of certain assets in this heterogeneous portfolio, the deterioration of a single asset may significantly increase the builder construction and the Company non-performing ratios. We manage this credit risk by implementing strong underwriting guidelines and risk-based pricing. Our current weighted average loan-to-value ratio is 73%. Additionally, 97% of our builder construction loans are secured by corporate or personal guarantees of the builders as well as the underlying real estate.

Information on our builder construction portfolio follows:

	As of
	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Construction loans (book value)	$786,279	$612,061
Land and other mortgage loans (book value)	358,556	252,427
Total commitments	2,010,727	1,796,712
Average loan commitments	10,810	10,824
Percentage of homes under construction or completed — pre-sold	49%	66%
Median sales price of homes	420	377
Non-performing loans	0.78%	—
Additional Information:
Average loan-to-value ratio(1)	73%	72%
Geographic distribution of top five states:
Southern California	41%	41%
Northern California	19%	18%

Total California	60%	59%
Florida	11%	10%
Illinois	9%	13%
Oregon	6%	3%
Arizona	4%	4%
Other	10%	11%

Total Builder Construction	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

Aggregate Maturities of Construction Loan Balances Due (All Floating Rate):	December 31, 2006
(Dollars in thousands)

Within one year or less	$536,870
Between one to five years(1)	249,409

Total Builder Construction	$786,279

(1)	15% of these loans will mature in 2009 while the remaining will mature in 2008.

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

	As of
	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Outstanding balance (book value)	$246,778	$48,616
Total commitments	712,000	201,000

Since the reentering of the warehouse lending business in the first quarter of 2005, we have experienced significant growth. Total commitments increased 254% from $201 million at December 31, 2005 to $712 million at December 31, 2006. There were no non-performing loans in this portfolio at December 31, 2006 and 2005.

For information related to the Company’s balance of non-performing assets and related credit reserves, see discussion in the “Credit Risk and Reserves” section at page 60.

NET INTEREST MARGIN

Information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates follows:

	Year Ended December 31,
	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Securities	$4,658,402	$319,846	6.87%	$3,652,102	$208,560	5.71%	$2,906,547	$143,351	4.93%
Loans held for sale	11,488,630	797,460	6.94%	7,746,762	430,857	5.56%	5,188,810	277,494	5.35%
Mortgage loans held for investment	6,243,353	365,158	5.85%	5,282,342	256,427	4.85%	5,271,841	225,962	4.29%
Builder construction and income property	735,841	76,006	10.33%	578,865	51,772	8.94%	475,123	30,180	6.35%
Consumer construction	2,014,213	144,574	7.18%	1,627,281	97,656	6.00%	1,330,562	76,535	5.75%
Investment in Federal Home Loan Bank stock and other	887,837	47,972	5.40%	757,659	29,083	3.84%	347,976	14,086	4.05%

Total interest-earning assets	26,028,276	1,751,016	6.73%	19,645,011	1,074,355	5.47%	15,520,859	767,608	4.95%

Mortgage servicing assets	1,436,725			786,622			483,931
Other	1,843,873			846,260			865,845

Total assets	$29,308,874			$21,277,893			$16,870,635

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,663,777	408,208	4.71%	$5,938,147	195,528	3.29%	$4,277,667	103,612	2.42%
Advances from Federal Home Loan Bank	10,560,896	491,300	4.65%	8,439,903	281,929	3.34%	5,809,913	145,925	2.51%
Other borrowings	5,985,486	324,787	5.43%	4,235,298	172,187	4.07%	4,560,357	113,009	2.48%

Total interest-bearing liabilities	25,210,159	1,224,295	4.86%	18,613,348	649,644	3.49%	14,647,937	362,546	2.48%

Other	2,302,455			1,283,678			1,055,871

Total liabilities	27,512,614			19,897,026			15,703,808
Shareholders’ equity	1,796,260			1,380,867			1,166,827

Total liabilities and shareholders’ equity	$29,308,874			$21,277,893			$16,870,635

Net interest income		$526,721			$424,711			$405,062

Net interest spread			1.87%			1.98%			2.47%

Net interest margin			2.02%			2.16%			2.61%

Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

The following table summarizes net interest margin by segment for the years ended December 31, 2006, 2005, and 2004.

	Year Ended December 31,
	2006			2005			2004
	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin
	(Dollars in millions)

By Segment:
Thrift segment and other	$15,307	$295	1.93%	$12,527	$263	2.10%	$10,572	$217	2.05%
Mortgage banking segment	10,721	232	2.16%	7,118	162	2.27%	4,949	188	3.80%

Total Company	$26,028	$527	2.02%	$19,645	$425	2.16%	$15,521	$405	2.61%

The net interest margin during the year ended December 31, 2006 was 2.02%, a decline from 2.16% and 2.61% from the years ended December 31, 2005, and 2004 respectively. Net interest margin was compressed as the Company experienced the negative impact from the inverted yield curve on loans held for sale. In addition, higher cost of funds and hedging cost, higher premium amortization, and increased non-performing loans contributed further decline in net interest margin.

Interest income and interest expense fluctuations depend upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change
	(Dollars in thousands)

Year Ended December 31, 2006 vs. 2005
Interest income:
Mortgage-backed securities	$57,467	$42,193	$11,626	$111,286
Loans held for sale	208,114	106,869	51,620	366,603
Mortgage loans held for investment	46,651	52,524	9,556	108,731
Builder construction and income property	14,039	8,020	2,175	24,234
Consumer construction	23,220	19,145	4,553	46,918
Investment in Federal Home Loan Bank stock and other	4,997	11,855	2,037	18,889

Total interest income	354,488	240,606	81,567	676,661
Interest expense:
Interest-bearing deposits	89,748	84,257	38,675	212,680
Advances from Federal Home Loan Bank	70,850	110,701	27,820	209,371
Other borrowings	71,154	57,631	23,815	152,600

Total interest expense	231,752	252,589	90,310	574,651

Net interest income (expense)	$122,736	$(11,983)	$(8,743)	$102,010

Year Ended December 31, 2005 vs. 2004
Interest income:
Mortgage-backed securities	$36,771	$22,633	$5,805	$65,209
Loans held for sale	136,798	11,096	5,469	153,363
Mortgage loans held for investment	450	29,955	60	30,465
Builder construction and income property	6,590	12,314	2,688	21,592
Consumer construction	17,068	3,314	739	21,121
Investment in Federal Home Loan Bank stock and other	16,584	(729)	(858)	14,997

Total interest income	214,261	78,583	13,903	306,747
Interest expense:
Interest-bearing deposits	40,220	37,241	14,455	91,916
Advances from Federal Home Loan Bank	66,056	48,151	21,797	136,004
Other borrowings	(8,055)	72,393	(5,160)	59,178

Total interest expense	98,221	157,785	31,092	287,098

Net interest income (expense)	$116,040	$(79,202)	$(17,189)	$19,649

(1)	Changes in volume are calculated by taking changes in average outstanding balances multiplied by the prior period’s rate.

(2)	Changes in the rate are calculated by taking changes in the average interest rate multiplied by the prior period’s volume.

(3)	Changes in rate/volume (“mix”) are calculated by taking changes in rates times the changes in volume.

INTEREST RATE SENSITIVITY

In addition to our hedging activities to mitigate the interest rate risk in our pipeline of mortgage loans held for sale, rate locks and our investment in servicing-related assets, we perform extensive, company-wide interest rate risk management. A primary measurement tool used to evaluate interest rate risk over the comprehensive balance sheet is net portfolio value (“NPV”) analysis. The NPV analysis and duration gap estimate the exposure of the fair value of net assets attributable to shareholders’ equity to changes in interest rates.

The following sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates
		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps
	(Dollars in thousands)

Cash and cash equivalents	$541,545	$541,545	$541,545	$442,059	$442,059	$442,059
Trading securities	541,175	573,028	522,503	342,545	348,982	323,577
Available for sale securities	4,183,629	4,272,980	4,064,097	2,680,955	2,727,144	2,613,690
Loans held for sale	9,566,224	9,645,767	9,440,968	6,057,556	6,111,131	5,972,194
Loans held for investment	10,191,350	10,266,772	10,081,430	8,213,754	8,279,424	8,119,628
MSRs	1,822,455	1,393,979	2,142,276	1,114,630	930,932	1,239,189
Other assets	1,882,732	2,219,807	1,692,256	1,372,896	1,436,900	1,391,549

Total assets	$28,729,110	$28,913,878	$28,485,075	$20,224,395	$20,276,572	$20,101,886

Deposits	$10,936,012	$10,978,982	$10,894,553	$7,629,227	$7,665,078	$7,594,015
Advances from Federal Home Loan Bank	10,409,767	10,565,054	10,256,128	6,966,946	6,993,439	6,940,884
Other borrowings	3,464,290	3,466,577	3,462,006	2,990,570	2,992,630	2,988,513
Other liabilities	775,455	775,455	775,455	433,995	434,287	433,705

Total liabilities	25,585,524	25,786,068	25,388,142	18,020,738	18,085,434	17,957,117
Shareholders’ equity (NPV)	$3,143,586	$3,127,810	$3,096,933	$2,203,657	$2,191,138	$2,144,769

% Change from base case		(0.50)%	(1.48)%		(0.57)%	(2.67)%

Our NPV model has been built to focus on the Bank alone as the $0.8 billion of assets at the Parent Company and its non-bank subsidiaries have very little interest rate risk exposure.

The increase in the net present value of equity from December 31, 2005 to December 31, 2006 is partly due to: (i) an increase in our balance sheet, (ii) an increase in retained earnings of Indymac Bank in the amount of $357.6 million, (iii) a capital contribution of $360.0 million from the Parent Company to Indymac Bank, and (iv) an offset by a dividend payment of $178.1 million to the Parent Company. This analysis is based on instantaneous change in interest rates and does not reflect the impact of changes in hedging activities as interest rates change and changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

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

At December 31, 2006, net duration gap for our mortgage banking and thrift segments was positive 1.5 months and negative 1.6 months, respectively, with the overall net duration gap of 0.4 month. Although our duration risk has been maintained at relatively low levels as indicated by our duration gap measures, fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the duration limits approved by senior management and the Board of Directors.

The duration gap measures are estimated on a daily basis for the mortgage servicing rights and on a monthly basis for the assets in our thrift portfolio and pipeline.

CREDIT RISK AND RESERVES

The following table presents the details of our loan portfolio:

	As of December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)

Total held for sale portfolio	$9,467,843	48.2%	$6,024,184	42.1%	$4,445,572	39.7%	$2,573,248	25.7%	$2,227,683	36.0%

SFR mortgage loans and HELOCs	6,507,221	33.1%	5,427,270	38.0%	4,450,921	39.7%	5,587,409	55.7%	2,311,753	37.3%
Land and other mortgage loans	375,215	1.9%	260,615	1.8%	158,468	1.4%	126,044	1.3%	130,455	2.1%
Builder construction and income property loans	786,279	4.0%	612,061	4.3%	512,191	4.6%	475,158	4.7%	499,302	8.1%
Consumer construction loans	2,225,979	11.3%	1,883,674	13.2%	1,574,378	14.1%	1,191,050	11.9%	922,494	14.9%
Revolving warehouse lines of credit	246,778	1.3%	48,616	0.3%	—	—	—	—	—	—

Total core held for investment loans	10,141,472	51.6%	8,232,236	57.6%	6,695,958	59.8%	7,379,661	73.6%	3,864,004	62.4%
Discontinued product lines (1)	35,737	0.2%	46,133	0.3%	53,795	0.5%	69,524	0.7%	97,644	1.6%

Total held for investment portfolio	10,177,209	51.8%	8,278,369	57.9%	6,749,753	60.3%	7,449,185	74.3%	3,961,648	64.0%

Total loans	$19,645,052	100.0%	$14,302,553	100.0%	$11,195,325	100.0%	$10,022,433	100.0%	$6,189,331	100.0%

(1)	Discontinued product lines include manufactured home loans and home improvement, which were discontinued during 1999.

The allowance for loan losses relates to loans held for investment and is allocated to various loan products for segment reporting purposes, and represents our judgments and assumptions at a specific point in time and may be reallocated in the future based on changes in performance and other circumstances. The entire allowance for loan losses is available to cover losses in any of the held for investment loan portfolios. The following summarizes the Company’s allowance for loan losses/credit discounts and non-performing assets as of December 31, 2006:

				Total Reserves		QTD Net	YTD Net
		Allowance		as a	Non-	Charge	Charge
		For Loan	Credit	Percentage of	Performing	Offs/Net	Offs/Net
Type of Loan	Book Value	Losses	Discounts (1)	Book Value	Assets	REO (Gains)	REO (Gains)
	(Dollars in thousands)

Held for sale portfolio	$9,507,034		$39,464	0.42%	$54,347	$—	$—

Held for investment portfolio
SFR mortgage loans and HELOCs	6,507,221	$23,992		0.37%	68,699	5,632	7,324
Land and other mortgage loans	375,215	6,690		1.78%	5,959	—	—
Builder construction and income property loans	786,279	14,146		1.80%	8,981	—	—
Consumer construction loans	2,225,979	11,391		0.51%	19,998	1,544	3,318
Revolving warehouse lines of credit	246,778	298		0.12%	—	—	—

Total core held for investment loans	10,141,472	56,517		0.56%	103,637	7,176	10,642
Discontinued product lines (2)	35,737	5,869		16.42%	4,846	426	2,133

Total held for investment portfolio	10,177,209	$62,386		0.61%	108,483	7,602	12,775

Total loans	$19,684,243				$162,830	$7,602	$12,775

Foreclosed assets
Core portfolios					$20,918	$586	$(2,230)
Discontinued product lines					720	(15)	(5)

Total foreclosed assets					$21,638	$571	$(2,235)

Total non-performing assets					$184,468

Total non-performing assets as a percentage of total assets					0.63%

(1)	The amount represents the lower of cost or market adjustments in the held for sale portfolio.

(2)	Discontinued product lines include manufactured home loans and home improvement loans, which were discontinued in 1999.

The following provides additional comparative data on non-performing assets:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans held for sale before market valuation reserves	$78,238	$31,050	$65,643	$52,847	$17,603
Market valuation reserves	(23,891)	(10,245)	(11,032)	(13,992)	(6,977)

Non-performing loans held for sale	54,347	20,805	54,611	38,855	10,626

Loans held for investment:
Portfolio loans
SFR mortgage loans	$68,699	$28,335	$22,155	$12,414	$15,097
Land and other mortgage loans	5,959	197	—	71	8,376
Builder construction and income property loans	8,981	—	11,546	9,704	9,082
Consumer construction loans	19,998	9,249	9,553	8,954	10,450

Total portfolio non-performing loans	103,637	37,781	43,254	31,143	43,005
Discontinued product lines	4,846	5,623	5,868	6,449	10,005

Total non-performing loans held for investment	108,483	43,404	49,122	37,592	53,010

Total non-performing loans	162,830	64,209	103,733	76,447	63,636
Foreclosed assets	21,638	8,817	19,161	23,677	36,526

Total non-performing assets	$184,468	$73,026	$122,894	$100,124	$100,162

Past due 90 days or more as to interest or principal and accruing interest	$185	$—	$—	$—	$—

Allowance for loan losses to non-performing loans held for investment	58%	127%	108%	140%	96%

Total non-performing assets to total assets	0.63%	0.34%	0.73%	0.76%	1.05%

The following reflects the activity in the allowance for loan losses during the indicated periods:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance, beginning of period	$55,168	$52,891	$52,645	$50,761	$57,700
Provision for loan losses	19,993	9,978	8,170	19,700	16,155
Charge-offs net of recoveries:
SFR mortgage loans	(7,324)	(1,428)	(3,060)	(3,888)	(5,783)
Land and other mortgage loans	—	(168)	—	(11)	(1,658)
Builder construction	—	—	—	(3,136)	(2,575)
Consumer construction	(3,318)	(2,127)	(1,463)	(1,510)	(247)
Discontinued product lines	(2,133)	(3,978)	(3,401)	(9,271)	(12,831)

Charge-offs net of recoveries	(12,775)	(7,701)	(7,924)	(17,816)	(23,094)

Balance, end of period	$62,386	$55,168	$52,891	$52,645	$50,761

Charge-offs to average loans held for investment	0.14%	0.10%	0.11%	0.34%	0.76%

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

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
	Balance	Category	Balance	Category	Balance	Category	Balance	Category	Balance	Category
	(Dollars in thousands)

Portfolio loans:
SFR mortgage loans	$23,992	0.4%	$20,291	0.4%	$17,969	0.4%	$20,038	0.4%	$13,053	0.6%
Land and other mortgage loans	6,690	1.8%	4,224	1.6%	4,421	2.8%	3,167	2.5%	2,555	2.0%
Builder construction and income property loans	14,146	1.8%	12,838	2.1%	11,660	2.3%	11,999	2.5%	14,823	3.0%
Consumer construction loans	11,391	0.5%	11,361	0.6%	11,141	0.7%	10,440	0.9%	10,883	1.2%
Revolving warehouse lines of credit	298	0.1%	117	0.2%	—	—	—	—	—	—

Total portfolio loans	56,517	0.6%	48,831	0.6%	45,191	0.7%	45,644	0.6%	41,314	1.1%
Discontinued product lines	5,869	16.4%	6,337	13.7%	7,700	14.3%	7,001	10.1%	9,447	9.7%

Total allowance for loan losses	$62,386	0.6%	$55,168	0.7%	$52,891	0.8%	$52,645	0.7%	$50,761	1.3%

Total credit-related reserves, including the allowance for loan losses and the market valuation reserves, totaled $101.9 million at December 31, 2006, compared to $65.4 million at December 31, 2005. As of December 31, 2006, the allowance for loan losses of $62.4 million for loans held for investment represented 0.61% of total loans held for investment, declining from 0.67% at December 31, 2005.

At December 31, 2006, non-performing assets as a percentage of total assets was 0.63%, an increase from 0.34% at December 31, 2005. The non-performing loans increased $65.1 million and $33.5 million in loans held for investment and loans held for sale, respectively. As a result of the increased delinquencies in these portfolios, foreclosure activities rose during the period, leading to increased foreclosed assets at December 31, 2006 to $21.6 million. At December 31, 2006, the allowance for loan losses to non-performing loans held for investment was 58%, down from 127% at December 31, 2005. The increase in non-performing loans held for investment is primarily due to the seasoning and the growth of the SFR mortgage loan portfolio. The increase in non-performing loans in the builder construction portfolio is mainly attributable to a loan of $9.0 million that was placed on non-accrual in the fourth quarter of 2006.

Net charge-offs increased to $12.8 million in 2006 from $7.7 million in 2005. The increase is a direct result of loan delinquencies and non-performing loans trending up. Included in the charge-offs for 2006 were $2.3 million of charge-offs related to the sale of non-performing loans that were recorded in the fourth quarter.

The increase in non-performing loans held for sale is attributable to our growth in mortgage production and an increase in early payment defaults on certain products. A substantial number of these non-performing loans are covered by the early default provision in the purchase agreements and are subject to repurchase by the sellers.

Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value.

Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends and prior loan loss experience. Management continually evaluates these assumptions to reflect its judgments regarding these economic conditions and various relevant factors impacting credit quality and inherent losses. In assessing the adequacy of the allowance for loan losses in its entirety, management reviews the performance in the portfolios of loans held for investment and the non-core portfolio of discontinued product lines, which consists of manufactured housing and home improvement loans. A component of the overall allowance for loan losses is not specifically allocated to the loan portfolios

(“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of December 31, 2006, the unallocated component of the total allowance for loan losses was $17.2 million, compared to $18.7 million at December 31, 2005.

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

With respect to mortgage loans held for sale, pursuant to the applicable accounting rules, we do not provide an allowance for loan losses. Instead, a component for credit risk related to loans held for sale is embedded in the market valuation for these loans. Lower of cost or market valuation adjustments related to the credit risk on loans held for sale totaled $39.2 million at December 31, 2006, up from $10.2 million at December 31, 2005, primarily due to the lower of cost or market adjustments on the loans repurchased during 2006 and increased delinquencies in the portfolio.

SECONDARY MARKET RESERVE

We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates due to an economic slowdown could cause the overall rate of repurchases to remain constant or even increase. Since 1993, the Company has repurchased a small number of loans from its securitization trusts. The increase in repurchase activity in recent years has been primarily a function of Indymac’s increased loan sale volume to GSEs and whole loan sales. As a percentage of total loans sold, repurchases have remained relatively flat at 21 basis points for the year ended December 31, 2006 as compared to December 31, 2005. The following reflects the repurchase activities during the years ended December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
	(Dollars in millions)

Loans sold:
GSEs and whole loans	$47,878	$20,924
Securitization trusts	31,171	31,373

Total	$79,049	$52,297

Total repurchases (1)	$167	$106

Repurchase as a percentage of total loans sold during the period	0.21%	0.20%

(1)	Amounts exclude repurchases that are administrative in nature and generally are re-sold immediately at little or no loss.

The Company maintains a secondary market reserve for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, sales to the GSEs, and securitizations. The reserve has two general components: reserves for repurchases arising from representation and warranty claims and reserves for repurchases arising from early payment defaults. Also included in the reserve was a $1.3 million charge provided in the third quarter of 2005 (reduction of gain on sale of loans) for potential investor claims from early payment defaults on loans that we previously sold and which were collateralized by properties in the areas affected by the Gulf Coast Hurricanes. This reserve was reversed to gain on sale in the second quarter of 2006. Refer to “Note 1 — Summary of

Significant Accounting Policies” in the accompanying notes to consolidated financial statements for further discussion.

The following reflects the activity in the reserve during the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$27,638	$35,610
Additions/provisions	37,333	19,551
Actual losses/mark-to-market	(32,817)	(28,860)
Recoveries on previous claims	1,778	1,337

Balance, end of period	$33,932	$27,638

In 2006, we repurchased $22.8 million of closed-end second loans from an investor due to an early payment default provision. In connection with this repurchase, we recorded an additional $5.2 million of provision in 2006. We subsequently revised our credit guidelines, which are expected to reduce the origination of these closed-end second loans that gave rise to these repurchases. We relieved the reserve by $9.3 million in 2006 to establish discounts on these repurchased loans.

EXPENSES

Our operating expenses increased 28% from $618.5 million for 2005 to $789.0 million for 2006. The increase is attributable to the Company’s operational growth and geographic expansion to execute on its strategy to increase production and revenue. In 2006, we opened three new regional operations centers and a number of sales offices for the mortgage banking group and increased our consumer bank network to 29 branches, resulting in higher salaries and related, premises, data processing and office related expenses. The Company’s average FTE employees increased 27% from 6,240 for the year ended December 31, 2005 to 7,935 for the year ended December 31, 2006, including 561 FTE off-shore as part of our Global Resources program. We utilize the off-shore workforce predominantly in non-customer-facing back office functions to enhance service levels and improve efficiencies. Year over year, our efficiency ratio decreased from 55% during 2005 to 58% in 2006. Included in the total operating expenses for 2005 were $9 million pretax charges for the settlement of two previously disclosed class action lawsuits. Refer to “Note 17 — Expenses” in the accompanying notes to consolidated financial statements for a summary of expenses.

We have identified several strategies to help improve performance in 2007, many of which related to cost savings initiatives. For example, we will control our costs with our current hiring freeze on non-revenue-generating personnel, base salary freeze company-wide, significant variable compensation tied to revenue and EPS growth, goals to increase outsourcing from 9% of our workforce to 13.5% by year-end and cut 5% of our non-labor expenses from our fourth quarter run rate; in general, get more out of the infrastructure we have built up in the last several years as we continue to grow our business. With respect to the hiring freeze, given our normal employee attrition rate of roughly 20% per year, we expect to be able to reduce our administrative headcount and overhead while still being able to stick to our stated goal of avoiding mass layoffs except under the most extreme circumstances. Our estimate is that all these measures combined could produce up to $60 million in pre-tax cost savings annually.

As a result of the adoption and retrospective application of SFAS 123(R), total stock option expenses of $9.6 million, $12.1 million and $14.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively, have been recognized and included in the salaries and related expenses.

Income tax provisions of $212.6 million for the year ended December 31, 2006 represented an effective tax rate of 39.1%. Income tax provisions of $192.0 million for the year ended December 31, 2005 represented an effective tax rate of 39.5%. Our effective tax rate for 2007 is expected to approximate that of 2006.

FUTURE OUTLOOK

The MBA is currently forecasting that mortgage industry volumes will decline a further 5% in 2007. While we expect to continue to capture market share, we also believe that there will be a continuation of tough conditions for loan originations, credit performance and in the secondary market, that competition will be fierce and that the housing market will be challenging. As a result, we believe that in 2007 our revenue margins will remain under pressure and credit quality will likely worsen. In light of these conditions, we are only providing broad guidance for 2007 results. We currently anticipate that our return on equity for 2007 will range from 10.0% to 15.0%. However, the economy, interest rates and our industry remain volatile, and, if market conditions deteriorate significantly from what we are forecasting today, which is always a possibility, our actual results could vary significantly from this forecast and there could be some downside to the above ROE range.

For additional information, refer to our Form 8-K filed on March 1, 2007.

This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-K entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the year ended December 31, 2006, we had average total liquidity of $1.7 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

Loan Sales and Securitizations

Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the year ended December 31, 2006, we sold $79.0 billion of mortgage loans, which represented approximately 88% of our funded mortgage loans during the year, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loans division also acquired $2.9 billion of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans during the year is retained in our held for sale portfolio for future sale.

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

On March 15, 2006, the Federal Housing Finance Board published a proposed rule aimed at bolstering capital for the Federal Home Loan Banks. Among other things, this proposal would result in the respective FHLB reducing dividends paid to its members until such time as the respective FHLB capital reaches a specified level. In response to this proposal, the FHLB San Francisco had planned to cut dividends paid to be based on approximately 80% of its net income from previous 95% of net income until the retained earnings target was reached. The implementation of this proposal has been deferred indefinitely to allow more time for the FHLB to evaluate other alternatives.

Currently, Indymac Bank is approved for collateralized advances of up to $15.6 billion. At December 31, 2006, advances from FHLB totaled $10.4 billion, of which $7.0 billion were collateralized by mortgage loans and $3.4 billion were collateralized by mortgage-backed securities.

Deposits/Retail Bank

We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 29 branches in Southern California, our telebanking, and Internet channels. Through our web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal.

The following table shows our deposits by channel as of December 31, 2006 and 2005.

	December 31,
	2006		2005
		% of		% of
		Total		Total
Deposit Channel	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)

Branch	$5,211,365	48%	$3,322,752	43%
Internet	1,185,423	11%	798,518	10%
Telebanking	1,290,595	12%	934,572	12%
Money desk	2,593,719	24%	2,122,146	28%
Custodial	616,904	5%	493,936	7%

Total deposits	$10,898,006	100%	$7,671,924	100%

Our deposit products include regular savings accounts, demand deposit accounts, money market accounts, certificates of deposit, and individual retirement accounts. Refer to “Note 10 — Deposits” in the accompanying notes to consolidated financial statements for details of deposit category.

Included in deposits at December 31, 2006 and 2005 were non-interest-bearing custodial accounts, primarily related to our GSE servicing portfolio, totaling $616.9 million and $493.9 million, respectively.

The following sets forth the average balance of, and the average interest rate paid on deposits, by deposit category for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Interest-bearing checking	$52,875	1.26%	$51,487	1.17%	$41,818	0.93%
Savings	1,539,701	4.64%	1,302,158	2.88%	1,650,381	1.96%
Certificates of deposit	7,071,201	4.77%	4,584,502	3.44%	2,585,468	2.74%

Total interest-bearing deposits	8,663,777	4.71%	5,938,147	3.29%	4,277,667	2.42%
Non-interest-bearing checking	67,681	0.00%	60,778	0.00%	50,360	0.00%
Custodial accounts	643,124	0.00%	657,596	0.00%	660,877	0.00%

Total deposits	$9,374,582	4.35%	$6,656,521	2.93%	$4,988,904	2.07%

Accrued but unpaid interest on deposits included in other liabilities totaled $3.8 million, $10.7 million and $1.0 million at December 31, 2006, 2005 and 2004, respectively.

Trust Preferred Securities and Warrants

On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase Indymac Bancorp’s common stock.

In 2006, we issued an additional $188 million in pooled trust preferred securities without warrants attached. To date, we have issued $368 million of such trust preferred securities. Refer to “Note 12 — Other Borrowings” in the accompanying notes to consolidated financial statements for further discussion of trust preferred securities and warrants.

Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities

Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of asset-backed commercial paper, loans and securities sold under committed financing facilities and uncommitted agreements to repurchase, and notes payable. Total other borrowings increased to $4.2 billion at December 31, 2006, from $4.1 billion at December 31, 2005.

At December 31, 2006, we had $8.4 billion in committed financing facilities ($8.0 billion whole loan facilities, $300 million bond facilities and $100 million in unsecured revolving line of credit). Of these committed financing facilities, $2.2 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of December 31, 2006, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities. Refer to “Note 12 — Other Borrowings” in the accompanying notes to consolidated financial statements for further discussion of the Company’s borrowing facilities.

Additional information related to our repurchase agreements follow:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Average balance during the year	$3,726,067	$2,947,552	$3,734,377
Maximum balance outstanding (1)	6,026,510	5,254,136	4,694,704
Balance at December 31,	2,455,505	3,057,262	1,930,686
Interest rate, end of year	5.5%	4.7%	2.7%
Weighted average coupon rate during the year	5.2%	3.9%	2.2%

(1)	The maximum amount of borrowings outstanding occurred in February 2006, August 2005 and May 2004.

The following summarizes our sources of financing as of December 31, 2006:

	Committed	Outstanding		Maturity
Financial Institution or Instrument	Financing	Balances	Type of Financing	Date
	(Dollars in millions)

Merrill Lynch	$1,500	$99	Whole Loan Repurchase Agreement	Jan-07
UBS Warburg	1,250	298	Whole Loan/Bond Repurchase	Apr-07
			Agreement
Morgan Stanley	500	75	Whole Loan Repurchase Agreement	Mar-07
Greenwich Capital Financial Products	750	425	Whole Loan Repurchase Agreement	Aug-07
Greenwich Capital	300	197	Bond Repurchase Agreement	Aug-07
UBS LTD.	—	254	Uncommitted Financing
Lehman Brothers	—	59	Uncommitted Financing
North Lake Capital Funding	2,500	1,066	Asset-Backed Commercial Paper
Citicorp North America	1,500	1,050	Asset-Backed Commercial Paper

Total Borrowings	8,300	3,523
Advances from Federal Home Loan Bank	15,618	10,413

Total Financing	$23,918	13,936

Deposits		10,898
HELOC Note Trust (2004-1)	242	242	Note Trust	Apr-26
HELOC Note Trust (2004-2)	417	417	Note Trust	Oct-36
Wells Fargo Bank	100	—	Unsecured Line of Credit	Jun-08
Trust Preferred Debentures		457	Trust Preferred Debentures		(1)
Other		1

Total Financing		$25,951

(1)	Trust preferred debentures of $78.3 million, $30.5 million, $30.4 million, $30.9 million, $92.8 million, $46.4 million, $46.4 million, $39.2 million, $41.2 million, and $20.6 million will mature in November 2031, July 2033, January 2034, March 2035, December 2035, September 2036, September 2036, December 2036, March 2037, and January 2037, respectively.

Our credit facilities do not have default triggers tied to our credit rating. While a change in rating would therefore not directly affect our current borrowing capacity in a material manner, it might affect our lenders’ decisions to renew credit facilities with us or it may change market perceptions and impact our trading and loan sales activities. During 2006, our outlook by Fitch was upgraded from Stable to Positive. As of December 31, 2006, the corporate ratings assigned to both Indymac Bancorp and Indymac Bank were as follows:

Dominion Bond
	Moody’s	Standard & Poor’s	Fitch, IBCA, Duff & Phelps	Rating Service

Indymac Bancorp:
Outlook	Stable	Stable	Positive	Positive
Long term issuer credit	Ba1	BBB—	BBB—	BBBL
Short term issuer credit	NA	A3	F2	R2L
Indymac Bank:
Outlook	Stable	Stable	Positive	Positive
Long term issuer credit	Baa3	BBB	BBB—	BBB
Short term issuer credit	P2	A2	F2	R2M

Direct Stock Purchase Plan

Our direct stock purchase plan offers investors the ability to purchase shares of our common stock directly over the Internet. For those interested in investing over $10,000, investors can also participate in the waiver program administered by Mellon Investor Services LLC. During 2006, we raised $148.5 million of capital by issuing 3,532,360 shares of common stock through this plan.

Capital Raising and Deployment Strategies

To optimize its capital structure and shareholders’ returns, the Company has obtained an authorization from the Indymac Bancorp Board of Directors to purchase an additional $236.4 million of Indymac Bancorp common stock for a total current authorization of up to $300 million (see “Share Repurchase Activities” on page 15). Additionally, the Indymac Bank Board of Directors has approved the following capital raising initiatives: 1) issuing up to $500 million in non-cumulative perpetual preferred securities; and 2) issuing up to $200 million in senior subordinated debt.

PRINCIPAL USES OF CASH

In addition to the financing sources discussed above, our cash needs are funded by net cash flows from operations before net purchases and originations of loans held for sale, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities, totaled $7.9 billion during the year ended December 31, 2006 and $4.8 billion during the year ended December 31, 2005. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash provided by the Company’s operating activities totaled $490.5 million and $222.9 million for the years ended December 31, 2006 and 2005, respectively.

REGULATORY CAPITAL REQUIREMENTS

Indymac Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of December 31, 2006, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations. We believe that, under current regulations, Indymac Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. Indymac Bank’s regulatory capital compliance could be impacted, however, by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in our mix of assets, interest rate fluctuations, loan loss provisions and credit losses, or significant changes in the economy in areas where we have most of our loans. Any of these factors could cause our actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of Indymac Bank to meet its future minimum capital requirements. Refer to “Note 23 — Regulatory Requirements” in the accompanying notes to consolidated financial statements for further discussion.

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

In connection with our loan sales that are securitization transactions, there are $68.7 billion in loans owned by off-balance sheet trusts as of December 31, 2006. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves mostly for losses that could arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. For information on the sales proceeds and cash flows from our securitizations for 2006 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Principal Sources of Cash — Loan Sales and Securitizations.”

We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. MSRs, AAA-rated and agency interest-only securities, principal-only securities, prepayment penalty securities, non-investment grade securities and residual securities were $1.8 billion, $73.6 million, $38.5 million, $97.6 million, $80.2 million and $250.6 million, respectively, at December 31, 2006. See “Note 14 — Transfers and Servicing of Financial Assets” in the accompanying notes to the consolidated financial statements for further disclosure of credit exposure associated with our securitizations.

Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations as of December 31, 2006. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	Payment Due
		January 1, 2007	January 1, 2008	January 1, 2010
	Note	through	through	through	After
	Reference	December 31, 2007	December 31, 2009	December 31, 2011	December 31, 2011	Total
	(Dollars in thousands)

Deposits Without a Stated Maturity	10	$2,042,258	$—	$—	$—	$2,042,258
Custodial Accounts and Certificates of Deposits	10	8,587,667	203,528	64,354	199	8,855,748
FHLB Advances	11	5,053,000	2,642,000	2,548,800	169,000	10,412,800
Asset-backed commercial papers	12	2,114,508	—	—	—	2,114,508
Repurchase Agreements	12	1,405,505	—	—	—	1,405,505
HELOC Notes (1)	12	—	—	—	659,283	659,283
Trust Preferred Debentures	12	—	—	—	456,695	456,695
Other Notes	12	1,009	—	—	—	1,009
Accrued Interest Payable	—	161,682	—	—	—	161,682
Deferred Compensation	—	2,353	9,785	13,531	21,553	47,222
Operating Leases (2)	21	36,119	62,574	40,347	43,287	182,327
Employment Agreements (3)	—	12,792	18,323	4,516	—	35,631
Purchase Obligations	—	4,245	7,381	759	—	12,385

Total		$19,421,138	$2,943,591	$2,672,307	$1,350,017	$26,387,053

(1)	HELOC notes are non-recourse and secured by AAA-rated HELOC certificates.

(2)	Total lease commitments are net of sublease rental income.

(3)	With the exception of the Chief Executive Officer, the amounts represent compensation for ten senior executives and includes both base salary and estimated bonuses, calculated based on the terms in their respective written employment agreements. According to the Chief Executive Officer’s employment agreement, his bonus is contingent upon future financial performance of the Company and cannot be reasonably estimated for future periods. As a result, only his base salary and his actual 2006 bonus to be paid in 2007 are included above.

A schedule of significant commitments at December 31, 2006 follows:

Payment Due
(Dollars in thousands)

Undisbursed loan commitments:
Reverse mortgages	$426,977
Builder construction	858,525
Consumer construction	1,317,346
HELOCs	1,582,748
Revolving warehouse lending	465,222
Letters of credit	$14,042

At December 31, 2006, there were no loan purchase commitments under our clean-up call rights. See “Note 21 — Commitments and Contingencies” in the accompanying notes to consolidated financial statements for further details of our clean-up call rights.

Additionally, in connection with standard representations and warranties on loan sales and securitizations, we are occasionally required to repurchase loans or make certain payments to settle claims based on breaches of these representations and warranties. In 2006, our active mortgage banking operations have sold $79.0 billion in loans and repurchased $167 million loans, or 0.21% of total loans sold. To provide for probable future losses related to loans sold, we have established a reserve based on estimated losses on actual pending and expected claims and repurchase requests, historical experience, loan sales volume and loan sale distribution channels and the assessment of the probability of vendor or investor claims, which is included in other liabilities on the consolidated balance sheets. The balance in this reserve totaled $33.9 million at December 31, 2006. See the “Secondary Market Reserve” section on page 64 for further information.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS GENERALLY

The level of demand for our mortgage loans may decrease as a result of rising interest rates, which could adversely impact our earnings.

The mortgage industry is a cyclical business that generally performs better in a low interest rate environment. The environment of historically low interest rates over the past three years has been favorable for mortgage bankers, such as us. As the industry transitions to a higher interest rate environment, rising interest rates generally reduce the demand for mortgage loans and construction loans. If demand for these loans decreases, our earnings may decrease because our alternative investments may earn less income for us than the origination and sale of mortgage loans. Demand for these loans could also be reduced by a weaker economy, an increase in unemployment or a decrease in real estate values. There are numerous economic factors, including inflation, that could also impact interest rates, housing prices or housing demand. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in our mortgage loan volume.

Actions undertaken by current and potential competitors could adversely impact our earnings and financial position.

We face significant competition in acquiring and selling loans. In our mortgage banking operations, we compete with other mortgage bankers, GSEs, established third party lending programs, investment banking firms, banks, savings and loan associations, and other lenders and entities purchasing mortgage assets. With regard to MBS issued through our mortgage banking operations, we face competition from other investment opportunities available to prospective investors. We estimate our market share of the U.S. mortgage market to be approximately 3.58% for 2006. A number of our competitors have significantly larger market share and financial resources. We seek to compete with financial institutions and mortgage companies through an emphasis on quality of service, diversified products, strong risk management and maximum use of technology.

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

Economic downturns or disasters in our principal lending markets, including California, Florida, Michigan, New Jersey and New York, could adversely impact our earnings.

A majority of our loans are geographically concentrated in certain states, including California, Florida, Michigan, New York and New Jersey, with 52% of our loan receivable balance at December 31, 2006 being in California. Any adverse economic conditions in these markets could cause the number of loans acquired to decrease, likely resulting in a corresponding decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism in these geographic areas.

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

Our business process outsourcing and information technology outsourcing activities in India may be adversely impacted by instability in the Indian business environment caused by political factors or data security breaches involving outsourcing firms.

Through the Global Resources program, we utilize an off-shore workforce in India predominantly in non-customer-facing back office functions to enhance service levels and improve efficiencies. Political instability, increasing labor disputes and public uprisings may cause disruptions to the general business environment in India. We do not believe these issues should materially impact our outsourcing activities. However, if political and social unrest in India dramatically worsens, our outsourcing activities may be adversely impacted.

Additionally, there have been reported incidences of alleged security breaches and loss of customer data involving the outsourcing industry in India. While we have not been affected by any such security breaches and we believe our overall information security framework is very solid, we cannot guarantee that all potential security risks abroad have been eliminated.

We may be adversely affected by unusual employee turnover.

Our strategic goals anticipate the need to continue to attract and retain talented employees. There is significant competition among employers in the financial service industry and we experience turnover of employees. For 2006, our turnover rate was 21.7%. We do not believe that this rate of turnover is unusual in our industry and we have not experienced significant shortfalls in our strategic goals to date as a result of turnover. However, should we be subjected to unusual turnover of employees, it may have a negative effect on our business and operating results. In January 2007, we have announced a company-wide base salary freeze in response to the current market environment. Consequently, this may increase our turnover rate and thus negatively impact our business and operating results.

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

The following are the primary sources of risk that we must manage in our hedging strategies:

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

The U.S. housing market has experienced a significant amount of appreciation in recent years and this boom has provided a very favorable operating environment for new home builders. Recently, house price appreciation has slowed, and in some markets, house prices have begun to decline. This slowdown has negatively impacted the amount of new home sales and the prices of such sales. Our builder construction portfolio has seen virtually no charge-offs or non-performing loans in the past three years. Given the current environment we expect that our non-performing loans in this portfolio will increase substantially and these non-performing loans could result in a material level of charge-offs.

Recent developments in the subprime mortgage market may affect the profitability of our subprime loans in the pipeline.

Rising default rates by subprime borrowers have caused purchasers of subprime mortgage loans in the secondary market to demand better terms. While the Bank has raised the rates on its subprime loans in order to respond in the near term to this development, the Bank is unable to change the terms of loans to which it already is committed and are in the pipeline. As a result, the profitability of subprime loans currently in the pipeline may be affected.

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

Our ability to make mortgage loans depends largely on our ability to secure financing on acceptable terms. Our primary sources of funds to meet our financing needs include loan sales and securitizations, consumer deposits, borrowings from the Federal Home Loan Bank, or FHLB, asset-backed commercial paper, borrowings from investment and commercial banks and capital. Our ability to maintain borrowing facilities is subject to renewal of these facilities. If we are unable to renew any of these financing arrangements or arrange for new financing on terms acceptable to us, or if we default on any of the restrictions imposed upon us by our lenders, then we may have to reduce the number of loans we are able to fund or to hold on our balance sheet. A reduction in assets could adversely impact our earnings. Additionally, we are required to maintain adequate capital to be regarded as “well capitalized” by the OTS. There is no guarantee that we will be able to adequately access capital markets when or if a need for additional capital arises which could limit our ability to increase the assets on our balance sheet and adversely impact our earnings.

On March 15, 2006, the Federal Housing Finance Board published a proposed rule aimed at bolstering capital for the Federal Home Loan Banks. Among other things, this proposal would result in the respective FHLB reducing dividends paid to its members until such time as the respective FHLB capital reaches a specified level. The implementation of this proposal has been deferred indefinitely to allow more time for the Finance Board to evaluate other alternatives.

The level of demand for, and the value of, our mortgage loans may decrease as a result of rising interest rates, which could adversely impact our earnings.

Our business model relies heavily upon the ability to sell the majority of mortgage loans shortly after we acquire them. The key channels through which we sell mortgage loans are bulk sales of loan pools to GSEs, sales on a whole loan basis and the private securitization of loan pools, whereby the loans are sold to securitization trusts. During 2006, sales to GSEs were 19% of our total loan sales, whole loan sales were 39%, private securitizations were 38%, and the remaining was transfers to our thrift portfolio. We have ready access to all three of these external distribution channels at this time; however, a disruption in this access could negatively impact our liquidity position and our ability to execute on our business plan. The secondary mortgage market is generally a very liquid market with continuing demand for mortgage-backed security issuances. A lengthy disruption to this market may require us to radically restructure our business to slow volume and we would have difficulty sustaining our earnings performance as a significant portion of our earnings depends on our ability to sell our mortgage production.

Decreased secondary market demand for subprime loans may limit our ability to make such loans, which could adversely affect our earnings.

Rising default rates by subprime mortgage loan borrowers may cause the demand for such loans in the secondary market to decline. In such an event, the Bank is likely to reduce its originations or purchases of such loans, which could adversely affect our earnings.

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

Management discusses these critical accounting policies and related judgments with Indymac’s Audit Committee and external auditors on a quarterly basis. We believe the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time; however, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Our accounting policies are described in “Note 1 — Summary of Significant Accounting Policies.”

With the exception of the ALL, these items are generally created in connection with our loan sale and securitization process. The allocated cost of the retained assets at the time of the sale is recorded as a component of the net gain on sale of loans. We recognized a total of $1.5 billion in retained assets in connection with loan sales during the year ended December 31, 2006. Such retained assets were comprised primarily of MSRs (73%) and, to a much lesser degree, AAA-rated and agency interest-only securities, prepayment penalty securities, investment grade and non-investment grade securities, residual securities, and AAA-rated principal-only securities.

There is a risk that at times we might not satisfy the requirements for fair value hedge accounting under SFAS 133, as amended, for a portion of our loans held for sale because we do not meet the required complex hedge correlation tests. This could cause temporary fluctuations in our reported income but not in the ultimate economic results. The fluctuation in our reported income if hedge accounting is not achieved would be over a very short period as we sold our mortgage loans on average in 50 days during 2006 and the economic effect of both the hedges and loans would be recorded once the sale was completed. In addition, any imprecision in valuation of these items would be adjusted and recorded in a short period through our gain on sale margin once the sale of the loans was completed.

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

AAA-RATED INTEREST-ONLY SECURITIES

AAA-rated interest-only securities are created upon the sale of loans through private-label securitizations or, to a much lesser degree, purchased from third-party issuers. The values of AAA-rated interest-only securities represent the present value of the estimated future cash flows to be received from the excess spread. Future cash flows are estimated by taking the coupon rate of the loans collateralizing the transaction less the interest rate (coupon) paid to the investors less contractually specified servicing and trustee fees, after giving effect to estimated prepayments of the underlying loans. The AAA rating of the interest-only securities reflects the fact that they are exposed to very low credit risk, but does not reflect the fact that their interest rate risk can be significant.

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

Subsequent to the adoption of SFAS 156, MSRs are recorded at fair value with valuation changes, net of hedges, being reported in service fee income in the consolidated statements of earnings. We use a third party valuation model and OAS. The key assumptions include prepayment rates and, to a lesser degree, reinvestment income and discount rates. Prepayment speeds and OAS derived discount rates are determined using the methodology described above for AAA-rated and agency interest-only securities.

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

The valuation of MSRs includes numerous assumptions of varying lower sensitivities in addition to the assumptions discussed above. For example, other assumptions include, but are not limited to, market cost to service loans, prepayment penalties, delinquencies and the related late fees and escrow balances. We believe our valuation of MSRs as of December 31, 2006 was reasonable given market conditions at December 31, 2006 and quarterly valuations obtained from third parties.

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

We consider certain of our investment grade securities to be hedges of our AAA-rated interest-only securities and residual securities. We therefore classify them as trading securities in order to reflect changes in their fair values in our current income. Residual securities are generally classified as trading securities so that the accounting for these securities will mirror the economic hedging activities. All other MBS, including the majority of our non-investment grade securities, are classified as available for sale. At least quarterly, we evaluate the carrying value of non-investment grade and residual securities in light of the actual performance of the underlying loans. If fair value is less than amortized cost and the estimated undiscounted cash flows have decreased compared to the prior period, the impairment is recorded through earnings. We classify our non-investment grade residuals as trading and therefore record them at our estimate of their fair value, with changes in fair value being recorded through earnings. We use a third-party model, using the “cash-out” method to value these securities. This method reflects when we receive the cash, which may be later than when the trust receives the cash. The model takes into consideration the cash flow structure specific to each transaction (such as over-collateralization requirements and trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates.

Loss Estimates

We use a proprietary loss estimation model to project credit losses. This model was developed utilizing our actual loss experience for prime and subprime loans. The modeling logic has been reviewed by a third-party specialist in this area and validated. The expected loan loss is a function of loan amount, conditional default probability and projected loss severity. Characteristics that impact default probability vary depending on loan type and current delinquency status, but generally include the borrower’s credit score, loan-to-value ratio, loan amount, debt-to-income ratio, and loan purpose, among other variables. Characteristics that impact loss severity includes unpaid principal balance, loan-to-value, days to liquidation, mortgage insurance status, cash-out versus no cash-out financing and primary residence status. The loss estimation model also includes conditional default curves, which relate to the expected timing of the estimated loss. In our experience, default probabilities generally reach a peak within two to three years of loan origination and become less likely after four to five years. While there can be no assurance as to the accuracy of the model in predicting losses, we and a third-party specialist have “back tested” our model and have validated the model’s default probability logic. The model is updated and recalibrated periodically based on our on-going actual loss experience.

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

SAB 105 provides guidance regarding loan commitments that are accounted for as derivative instruments. As noted in the footnotes to the financial statements, interest rate lock commitments are valued at zero at inception. The rate locks are adjusted for changes in value resulting from changes in market interest rates.

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

SENSITIVITY ANALYSIS

Changing the assumptions used to estimate the fair value of AAA-rated and agency interest-only securities, MSRs, principal-only securities, prepayment penalty securities and non-investment grade securities and residuals (“the retained assets”) could materially impact the amount recorded in gain on sale of loans. Initially, the estimation of the fair value of the retained assets from loan securitizations and sales impacts the financial statements of our mortgage-banking segment. Thereafter, adjustments to fair value impact the retained assets and servicing division’s financial statements. Provisions to the secondary market reserves and adjustments to the ALL may impact any of our segments. Refer to “Note 14 — Transfers and Servicing of Financial Assets” in the consolidated financial statements of Indymac for further information on the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2006.

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

We utilize a variety of means in order to manage interest rate risk. We invest in MSRs and AAA-rated and agency interest-only securities to generate core interest and fee income. The value of these instruments and the income they provide tends to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge this asset with forward commitments to sell Fannie Mae or Freddie Mac securities of comparable maturities and weighted average interest rates. To hedge our investments in MSRs, AAA-rated and agency interest-only and residual securities, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, forward rate agreements, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap agreements and utilize FHLB advances to mitigate interest rate risk on mortgage loans held for investment. In connection with all of the above strategies, we use hedging instruments to reduce our exposure to interest rate risk, not to speculate on the direction of market interest rates.

A primary measurement tool used to evaluate risk is an NPV analysis. An NPV analysis simulates the effects of an instantaneous change in interest rates (in a variety of basis point increments) on our assets and liabilities, commitments and hedges. The result is an estimate of the increase or decrease to net portfolio value. See “Item 7. Management’s Discussion and Analysis — Interest Rate Sensitivity” for a further discussion of our NPV analysis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is set forth beginning at page F-1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of December 31, 2006 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K (“Annual Report”) was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report of Management on Internal Control over Financial Reporting (“Report of Management”) included in this Annual Report, management assessed the Company’s internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company’s system of internal control over financial reporting met those criteria. The independent registered public accounting firm that audited the financial statements included in this Annual Report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The Report of Management and the attestation report are included in this Annual Report Exhibit 99.1.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to December 31, 2006.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to Indymac Bancorp’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) — Financial Statements and Schedules

The information required by this section of Item 15 is set forth in the Index to Financial Statements and Schedules at page F-2 of this Form 10-K.

(3) — Exhibits

Exhibit
No.		Description

3	.1*	Restated Certificate of Incorporation of IndyMac Bancorp (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2000).
3	.2*	Amended and Restated Bylaws of IndyMac Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on January 25, 2007).

Exhibit
No.		Description

4	.1*	Indenture dated as of November 14, 2001 between IndyMac Bancorp and The Bank of New York (“BoNY”), as Trustee (incorporated by reference to Exhibit 4.8 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4	.2*	First Supplemental Indenture dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Trustee (incorporated by reference to Exhibit 4.9 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
4	.3*	Rights Agreement dated as of October 17, 2001 between IndyMac Bancorp and BoNY, as Rights Agent (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on October 18, 2001).
4	.4*	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2006).
4	.5*	2002 Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 4.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2006).
10	.1*	Amended and Restated Trust Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Sponsor, Roger H. Molvar and Richard L. Sommers, as Administrative Trustees, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, BoNY, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and several Holders of the Securities (incorporated by reference to Exhibit 10.11 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10	.2*	Unit Agreement dated as of November 14, 2001 between IndyMac Bancorp, IndyMac Capital Trust I, Wilmington Trust Company, as Property Trustee, and BoNY, as Agent (incorporated by reference to Exhibit 10.12 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10	.3*	Warrant Agreement dated as of November 14, 2001 between IndyMac Bancorp and BoNY, as Warrant Agent (incorporated by reference to Exhibit 10.13 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10	.4*	Guarantee Agreement dated as of November 14, 2001 between IndyMac Bancorp, as Guarantor, and BoNY, as Guarantee Trustee (incorporated by reference to Exhibit 10.14 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2001).
10	.5*	Director Emeritus Plan Agreement and Consulting Agreement dated January 22, 2002 between IndyMac Bancorp and Thomas J. Kearns (incorporated by reference to Exhibit 10.20 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10	.6*	Director Emeritus Agreement dated August 1, 2002 between IndyMac Bancorp and Frederick J. Napolitano (incorporated by reference to Exhibit 10.23 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10	.7*	Employment Agreement dated November 1, 2002 between IndyMac Bank and Richard Wohl (incorporated by reference to Exhibit 10.26 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2002).
10	.8*	IndyMac Bank Deferred Compensation Plan, Amended and Restated Effective as of September 15, 2003, as amended December 31, 2003 (incorporated by reference to Exhibit 10.18 to IndyMac Bancorp’s Form 10-K for the year ended December 31, 2003).
10	.9*	IndyMac Bancorp, Inc. Cash Incentive Award Program Under the 2002 Incentive Plan, As Amended and Restated (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended September 30, 2004).
10	.10*	Employment Agreement entered into July 26, 2005 between IndyMac Bank, F.S.B. and Terrence O. Hughes (incorporated by reference to Exhibit 10.3 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2005).
10	.11*	Director Emeritus Participant Agreement, dated January 24, 2006, by and between IndyMac Bancorp, Inc. and James R. Ukropina (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on January 26, 2006).
10	.12*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 10-Q for the quarter ended March 31, 2006).

Exhibit
No.		Description

10	.13*	Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and Scott Keys (incorporated by reference to Exhibit 10.3 to IndyMac Bancorp’s Form 8-K filed with the SEC on May 30, 2006).
10	.14*	Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and S. Blair Abernathy (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on May 30, 2006).
10	.15*	Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and Charles A. Williams (incorporated by reference to Exhibit 10.6 to IndyMac Bancorp’s Form 8-K filed with the SEC on May 30, 2006).
10	.16*	Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and Ashwin Adarkar (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 8-K filed with the SEC on May 30, 2006).
10	.17*	Employment Agreement entered into May 23, 2006 between IndyMac Bank, F.S.B. and Frank M. Sillman (incorporated by reference to Exhibit 10.5 to IndyMac Bancorp’s Form 8-K filed with the SEC on May 30, 2006).
10	.18*	IndyMac Bancorp, Inc. Amended Director Emeritus Plan effective as of May 24, 2006 (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 10-Q for the quarter ended June 30, 2006).
10	.19*	Amended and Restated Employment Agreement entered into July 1, 2006 between IndyMac Bank, F.S.B. and James R. Mahoney (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on July 5, 2006).
10	.20*	Letter Agreement entered into July 1, 2006 between IndyMac Bank, F.S.B. and James R. Mahoney (incorporated by reference to Exhibit 10.2 to IndyMac Bancorp’s Form 8-K filed with the SEC on July 5, 2006).
10	.21*	Form of Director’s Agreement, effective August 1, 2006 (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on August 2, 2006).
10	.22*	Amended and Restated Employment Agreement entered into September 18, 2006 between IndyMac Bancorp and Michael W. Perry (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with SEC on September 22, 2006).
10	.23*	IndyMac Bancorp, Inc. Senior Manager Deferred Compensation Plan effective December 5, 2006 (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on December 8, 2006).
10	.24*	Board Compensation Policy and Stock Ownership Requirements, revised January 23, 2007 (incorporated by reference to Exhibit 10.1 to IndyMac Bancorp’s Form 8-K filed with the SEC on January 25, 2007).
10.25		Terms of Stock Awards Granted to Executive Officers.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Reports on Internal Control Over Financial Reporting

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 1, 2007.

INDYMAC BANCORP, INC.

By:	/s/ Michael W. Perry
Michael W. Perry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Perry Michael W. Perry	Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Scott Keys Scott Keys	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ Louis E. Caldera Louis E. Caldera	Director	March 1, 2007

/s/ Lyle E. Gramley Lyle E. Gramley	Director	March 1, 2007

/s/ Hugh M. Grant Hugh M. Grant	Director	March 1, 2007

/s/ Patrick C. Haden Patrick C. Haden	Director	March 1, 2007

/s/ Terrance G. Hodel Terrance G. Hodel	Director	March 1, 2007

/s/ Robert L. Hunt II Robert L. Hunt II	Director	March 1, 2007

/s/ Lydia H. Kennard Lydia H. Kennard	Director	March 1, 2007

/s/ Senator John Seymour (ret.) Senator John Seymour (ret.)	Director	March 1, 2007

/s/ Bruce G. Willison Bruce G. Willison	Director	March 1, 2007

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDYMAC BANCORP, INC.
AND SUBSIDIARIES

December 31, 2006, 2005 and 2004

INDYMAC BANCORP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IndyMac Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of IndyMac Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, under the modified-retrospective transition method, and its method of accounting for mortgage servicing rights in accordance with Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
February 26, 2007

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

Assets
Cash and cash equivalents	$541,725	$442,525
Securities classified as trading ($152.9 million and $96.8 million pledged as collateral for borrowings at December 31, 2006 and 2005, respectively)	542,731	348,962
Securities classified as available for sale, amortized cost of $4.9 billion and $3.8 billion at December 31, 2006 and 2005, respectively ($4.1 billion and $2.7 billion pledged as collateral for borrowings at December 31, 2006 and 2005, respectively)	4,900,514	3,753,195
Loans receivable:
Loans held for sale
SFR mortgage	8,801,252	5,170,168
HELOC	633,096	755,040
Consumer lot loans	33,495	98,976

Total loans held for sale	9,467,843	6,024,184

Loans held for investment
SFR mortgage	6,519,340	5,441,521
Consumer construction	2,225,979	1,883,674
Builder construction	786,279	612,061
HELOC	23,618	31,882
Land and other mortgage	375,215	260,615
Revolving warehouse lines of credit	246,778	48,616
Allowance for loan losses	(62,386)	(55,168)

Total loans held for investment	10,114,823	8,223,201

Total loans receivable ($14.9 billion and $10.2 billion pledged as collateral for borrowings at December 31, 2006 and 2005, respectively)	19,582,666	14,247,385
Mortgage servicing rights	1,822,455	1,094,490
Investment in Federal Home Loan Bank stock	762,054	556,262
Interest receivable	217,667	131,644
Goodwill and other intangible assets	112,608	80,847
Foreclosed assets	21,638	8,817
Other assets	991,258	788,172

Total assets	$29,495,316	$21,452,299

Liabilities and Shareholders’ Equity
Deposits	$10,898,006	$7,671,924
Advances from Federal Home Loan Bank	10,412,800	6,953,000
Other borrowings	4,637,000	4,367,270
Other liabilities	1,519,242	916,664

Total liabilities	27,467,048	19,908,858

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 102,258,939 shares (73,017,356 outstanding) at December 31, 2006, and issued 93,436,622 shares (64,246,767 outstanding) at December 31, 2005	1,023	934
Additional paid-in-capital	1,597,814	1,318,751
Accumulated other comprehensive loss	(31,439)	(15,157)
Retained earnings	983,348	759,330
Treasury stock, 29,241,583 shares and 29,189,855 shares at December 31, 2006 and 2005, respectively	(522,478)	(520,417)

Total shareholders’ equity	2,028,268	1,543,441

Total liabilities and shareholders’ equity	$29,495,316	$21,452,299

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands,
	except per share data)

Interest income
Mortgage-backed and other securities	$319,846	$208,560	$143,351
Loans held for sale
SFR mortgage	708,932	387,993	253,552
HELOC	80,202	33,898	14,298
Consumer lot loans	8,326	8,966	9,644

Total loans held for sale	797,460	430,857	277,494
Loans held for investment
SFR mortgage	321,349	235,302	201,722
Consumer construction	144,574	97,656	76,535
Builder construction	76,006	51,772	30,180
Land and other mortgage	32,650	17,631	12,289
HELOC	2,436	2,197	11,951
Revolving warehouse lines of credit	8,723	1,297	—

Total loans held for investment	585,738	405,855	332,677
Other	47,972	29,083	14,086

Total interest income	1,751,016	1,074,355	767,608
Interest expense
Deposits	408,208	195,528	103,612
Advances from Federal Home Loan Bank	491,300	281,929	145,925
Other borrowings	324,787	172,187	113,009

Total interest expense	1,224,295	649,644	362,546

Net interest income	526,721	424,711	405,062
Provision for loan losses	19,993	9,978	8,170

Net interest income after provision for loan losses	506,728	414,733	396,892
Other income
Gain on sale of loans	668,054	592,175	363,813
Service fee income (loss)	101,317	44,235	(12,453)
Gain (loss) on mortgage-backed securities, net	20,482	17,866	(23,804)
Fee and other income	50,122	36,701	27,070

Total other income	839,975	690,977	354,626

Net revenues	1,346,703	1,105,710	751,518
Other expense
Operating expenses	788,960	618,497	482,506
Amortization of other intangible assets	1,123	591	701

Total other expense	790,083	619,088	483,207

Earnings before provision for income taxes and minority interests	556,620	486,622	268,311
Provision for income taxes	212,567	191,989	105,979

Net earnings before minority interest	344,053	294,633	162,332
Minority interest	(1,124)	(1,505)	(267)

Net earnings	$342,929	$293,128	$162,065

Earnings per share:
Basic (net earnings divided by weighted average basic shares outstanding)	$5.07	$4.67	$2.72
Diluted (net earnings divided by weighted average diluted shares outstanding)	$4.82	$4.43	$2.61
Weighted average shares outstanding:
Basic	67,701	62,760	59,513
Diluted	71,118	66,115	62,010
Dividends declared per share	$1.88	$1.56	$1.21

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Accumulated
				Other
			Additional	Comprehensive		Total		Total
	Shares	Common	Paid-In-	Income	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	(Loss)	Earnings	Income	Stock	Equity
	(Dollars in thousands)

Balance at December 31, 2003	56,760,375	$859	$1,043,856	$(26,454)	$518,408	$—	$(519,238)	$1,017,431
Cumulative-effect adjustment due to change in accounting for common stock options	—	—	57,501	—	(43,354)	—	—	14,147

Balance at December 31, 2003, retrospectively adjusted	56,760,375	859	1,101,357	(26,454)	475,054	—	(519,238)	1,031,578
Issuance of common stock	3,330,000	33	100,138	—	—	—	—	100,171
Exercises of common stock options	1,798,215	20	36,423	—	—	—	—	36,443
Compensation expenses for common stock options	—	—	13,983	—	—	—	—	13,983
Net officers’ notes receivable payments	—	—	65	—	—	—	—	65
Deferred compensation, restricted stock, and amortization net of forfeitures	126,148	—	2,827	—	—	—	—	2,827
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(2,243)	—	(2,243)	—	(2,243)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	8,393	—	8,393	—	8,393
Purchases of common stock	(19,258)	—	—	—	—	—	(597)	(597)
Cash dividends	—	—	—	—	(72,414)	—	—	(72,414)
Net earnings, retrospectively adjusted	—	—	—	—	162,065	162,065	—	162,065

Total comprehensive income	—	—	—	—	—	$168,215	—	—

Balance at December 31, 2004, retrospectively adjusted	61,995,480	912	1,254,793	(20,304)	564,705	—	(519,835)	1,280,271
Exercises of common stock options	1,833,369	18	43,435	—	—	—	—	43,453
Exercises of warrants	138,794	1	3,035	—	—	—	—	3,036
Compensation expenses for common stock options	—	—	12,109	—	—	—	—	12,109
Net officers’ notes receivable payments	—	—	101	—	—	—	—	101
Deferred compensation, restricted stock, and amortization net of forfeitures	295,544	3	5,278	—	—	—	—	5,281
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(16,733)	—	(16,733)	—	(16,733)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	21,880	—	21,880	—	21,880
Purchases of common stock	(16,420)	—	—	—	—	—	(582)	(582)
Cash dividends	—	—	—	—	(98,503)	—	—	(98,503)
Net earnings, retrospectively adjusted	—	—	—	—	293,128	293,128	—	293,128

Total comprehensive income	—	—	—	—	—	$298,275	—	—

Balance at December 31, 2005, retrospectively adjusted	64,246,767	934	1,318,751	(15,157)	759,330	—	(520,417)	1,543,441
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	10,624	—	—	10,624
Issuance of common stock	3,532,360	35	148,435	—	—	—	—	148,470
Exercises of common stock options	857,489	9	23,486	—	—	—	—	23,495
Exercises of warrants	3,957,000	40	86,883	—	—	—	—	86,923
Compensation expenses for common stock options	—	—	9,630	—	—	—	—	9,630
Net officers’ notes receivable payments	—	—	109	—	—	—	—	109
Deferred compensation, restricted stock, and amortization net of forfeitures	475,468	5	10,520	—	—	—	—	10,525
Net unrealized gain on mortgage-backed securities available for sale	—	—	—	5,921	—	5,921	—	5,921
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(16,035)	—	(16,035)	—	(16,035)
Purchases of common stock	(51,728)	—	—	—	—	—	(2,061)	(2,061)
Cash dividends	—	—	—	—	(129,535)	—	—	(129,535)
Net earnings	—	—	—	—	342,929	342,929	—	342,929
Adjustment on initial application of SFAS 158, net of tax	—	—	—	(6,168)	—	(6,168)	—	(6,168)

Total comprehensive income	—	—	—	—	—	$326,647	—	—

Balance at December 31, 2006	73,017,356	$1,023	$1,597,814	$(31,439)	$983,348		$(522,478)	$2,028,268

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$342,929	$293,128	$162,065
Adjustments to reconcile net earnings to net cash used in operating activities: Gain on sale of loans	(668,054)	(592,175)	(363,813)
Compensation expenses related to stock options and restricted stocks	20,155	17,389	16,811
Other amortization and depreciation	93,515	59,393	75,954
Change in valuation of mortgage servicing rights, including amortization	367,234	269,586	187,157
(Gain) loss on mortgage-backed securities, net	(20,482)	(17,866)	23,804
Provision for loan losses	19,993	9,978	8,170
Net increase in deferred tax liability	245,115	166,369	57,333
Net decrease in other assets and liabilities	90,012	17,110	282,048

Net cash provided by operating activities before activity for trading securities and loans held for sale	490,417	222,912	449,529
Net sales of trading securities	360,547	109,721	100,687
Net purchases and originations of loans held for sale	(8,253,670)	(4,909,424)	(5,677,096)

Net cash used in operating activities	(7,402,706)	(4,576,791)	(5,126,880)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	989,919	1,109,017	2,655,524
Purchases of mortgage-backed securities available for sale	(1,170,559)	(819,997)	(1,713,431)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	997,623	822,748	1,502,294
Net increase in investment in Federal Home Loan Bank stock, at cost	(205,792)	(165,546)	(77,432)
Net decrease (increase) in real estate investment	10,780	(32,260)	(1,600)
Net purchases of property, plant and equipment	(99,947)	(109,076)	(59,140)
Purchase of Financial Freedom, net of cash received	(40,000)	—	(82,152)

Net cash provided by investing activities	482,024	804,886	2,224,063

Cash flows from financing activities:
Net increase in deposits	3,222,155	1,925,557	1,392,706
Net increase in advances from Federal Home Loan Bank	3,459,800	791,000	1,227,000
Net increase in borrowings	69,797	1,104,208	430,114
Net proceeds from issuance of common stock	148,470	—	100,171
Net proceeds from issuance of trust preferred securities	188,000	90,000	30,000
Redemption of trust preferred securities	(47,271)	—	—
Net proceeds from stock options, warrants, and notes receivable	110,527	46,591	36,509
Cash dividends paid	(129,535)	(98,501)	(72,414)
Purchases of common stock	(2,061)	(582)	(597)

Net cash provided by financing activities	7,019,882	3,858,273	3,143,489

Net increase in cash and cash equivalents	99,200	86,368	240,672
Cash and cash equivalents at beginning of year	442,525	356,157	115,485

Cash and cash equivalents at end of year	$541,725	$442,525	$356,157

Supplemental cash flow information:
Cash paid for interest	$1,168,615	$600,683	$329,746

Cash (received) paid for income taxes	$(56,258)	$70,312	$35,865

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$2,951,131	$2,691,949	$2,897,097

Recharacterization of loans to mortgage-backed securities available for sale	$—	$—	$1,419,400

Net transfer of mortgage servicing rights to trading securities	$4,723	$8,491	$5,362

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

IndyMac Bancorp, Inc. is a savings and loan holding company. References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone while references to “Indymac,” the “Company,” “we” or “us” refer to Indymac Bancorp and its consolidated subsidiaries.

The consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“Indymac Bank” or “Bank”) and variable interest entities. All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in Indymac’s majority-owned subsidiaries or variable interest entities are included in “other liabilities” on the consolidated balance sheets and the minority interests on Indymac’s earnings are reported separately.

The consolidated financial statements of Indymac are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. In accordance with banking regulatory reporting guidance issued in the first quarter of 2006, the Company reclassified prepayment penalty fees and late fees from fee and other income to interest income. Such fees were not significant in 2004. As such only 2005 results have been revised to conform to the current presentation.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) which permitted the recognition of compensation expense using the intrinsic value method. The Company adopted SFAS 123(R) on January 1, 2006 using the modified-retrospective method. See Note 24 — Benefit Plans for further details on stock incentive plans.

The following table summarizes net earnings as well as dilutive earnings per share for the years ended December 31, 2005 and 2004:

	2005	2004
	(In thousands, except per share data)

Reported net earnings	$300,226	$170,522
Retrospective application of SFAS 123(R)	7,098	8,457

Adjusted net earnings	$293,128	$162,065
Adjusted average dilutive shares	66,115	62,010
Reported dilutive earnings per share	$4.54	$2.74
Adjusted dilutive earnings per share	$4.43	$2.61

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company will adopt this Statement on January 1, 2007 and it is not anticipated the adoption of this Statement will have a material impact on the Company’s financial condition and results.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 156”), which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company adopted SFAS 156 prospectively on January 1, 2006 and elected to apply fair value method for all classes of its separately recognized mortgage servicing rights with changes in fair value reflected in the service fee income on the statement of earnings. The difference between the fair value and the carrying amount, net of any related valuation allowance, of $17.6 million ($10.6 million after-tax) on MSRs, on January 1, 2006 was recorded as a cumulative-effect adjustment to retained earnings as of January 1, 2006.

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FIN 46(R)-6”). FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. The Company adopted the guidance in FIN 46(R)-6 prospectively on July 1, 2006, and this adoption did not have a material impact on the Company’s financial condition and results.

In June 2006, the Emerging Issues Task Force (“EITF”) reached final conclusions on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits,” pursuant to FASB Statement No. 43, “Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 requires that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to Statement No. 43 and, therefore, a liability for the benefit should be accrued over the period required for the employee to earn the right to the time off under the arrangement. This Statement is effective for fiscal years beginning after December 15, 2006. Consistent with Statement No. 154, “Accounting Changes and Error Corrections,” the effect of adoption should be recognized as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all prior periods. The Company will adopt this Statement on January 1, 2007, and the adoption of this Statement will not have a material impact on the Company’s financial condition and results.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this Statement on January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings if the uncertain tax position meets the recognition threshold. It is not anticipated the adoption of FIN 48 will have a material impact on the Company’s financial condition and results.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted this Statement on December 31, 2006, and as a result, recorded in its consolidated balance sheet an increase in pension and other postretirement liability of $10.1 million, deferred taxes of $3.9 million and accumulated other comprehensive income (“AOCI”) of $6.2 million. See Note 24 — Benefit Plans for further details.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB 108 is effective for the year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company’s previously reported financial statements of the financial statements for the period of adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company a one-time irrevocable election to measure certain financial assets and liabilities on the balance sheet at fair value and report the unrealized gains and losses on the elected items in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and has not yet determined the financial assets and liabilities for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.

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

Loans Held for Sale

Loans held for sale consist primarily of residential mortgage loans, which are secured by one-to-four family residential real estate located throughout the United States. We originate and purchase mortgage loans generally with the intent to sell them in the secondary market. Loans held for sale are carried at the lower of aggregate cost, net of purchase discounts or premiums, deferred fees, deferred origination costs and effects of hedge accounting, or fair value. We determine the fair value of loans held for sale using current secondary market prices for loans with similar coupons, maturities and credit quality. The Company adopted SAB 105 on April 1, 2004. The Company no longer recognizes any revenue at the inception of a rate lock commitment, and thus excludes the day one value on rate lock commitments from the fair value of loans held for sale. Initial value inherent in the rate lock commitments at origination is recognized at the time of the sale of the underlying loans.

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

The securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for the considerations generated by the sale of the MBS issued by the securitization trust. The securitization trust issues and sells undivided interests to third-party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated “AAA” by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide credit support to either the third-party investors or the securitization trusts. Generally, neither third-party investors nor securitization trusts have recourse to our assets or us; and neither have the ability to require us to repurchase their securities other than through enforcement of the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty, we may be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trusts. The securitization trusts represent “qualified special-purpose entities,” which meet the certain criteria of SFAS 140, and are therefore not consolidated for financial reporting purposes.

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

Secondary Market Reserve

The Company maintains a secondary market reserve for losses that arise in connection with loans that we are required to repurchase from GSEs and whole loan sales. This reserve has two general components: reserves for repurchases arising from representation and warranty claims, and reserves for disputes with investors and vendors with respect to contractual obligations pertaining to mortgage operations. Reserve levels are a function of expected losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probability related to such claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserve is adequate. We will continue to evaluate the adequacy of our reserve and may continue to allocate a portion of our gain on sale proceeds to the reserve going forward. Changes in the level of provision to this reserve impacts the overall gain on sale margin from quarter to quarter. The entire balance of our secondary market reserve is included on the consolidated balance sheets as a component of other liabilities.

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

We recognize MSRs as separate assets only when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing retained or by separate purchase or assumption of the servicing. Prior to the adoption of SFAS 156 on January 1, 2006, the carrying value of mortgage loans sold or securitized was allocated between loans and mortgage servicing rights based upon the relative fair values of each and purchased MSRs are initially recorded at cost. All MSRs were subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. We designate fair value hedges on certain tranches of MSRs. The changes in the fair value of the designated MSRs, and the fair value of the designated hedges, were recorded through income, if the hedging relationships are proven to be effective under the provisions of SFAS 133. MSRs are amortized over the period of, and in proportion to, the estimated future net servicing income. Subsequent to the adoption of SFAS 156, all classes of MSRs are recorded at fair value.

Because a limited and illiquid market exists for MSRs, we determine the fair value of our MSRs using discounted cash flow techniques. Using models primarily purchased from third parties, we determine the fair value of recognized MSRs by estimating the present value of anticipated future net cash flows. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future. For purposes of impairment evaluation and measurement, we stratify our MSRs based on predominant risk characteristics, underlying loan type, interest rate type, and interest rate level. Prior to the adoption of SFAS 156, to the extent that the carrying value of MSRs exceeds fair value by individual strata, a valuation reserve was recorded as a charge to service fee income in current earnings. Valuation reserves for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment. Subsequent to the adoption of SFAS 156, changes in fair values are reflected in the service fee income on the statement of earnings. Quarterly, we obtain third party opinions of value to test the reasonableness of our valuation models.

Derivative Instruments

In seeking to protect our financial assets and liabilities from the effects of changes in market interest rates, we have devised and implemented a comprehensive asset/liability management strategy that seeks, on an economic basis, to mitigate significant fluctuations in our financial position and results of operations. We invest in MSRs, AAA-rated and agency interest-only and residual securities to generate core fee and interest income. The value of these instruments and the income they provide tends to be somewhat counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge these assets with forward commitments to sell Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) securities with comparable maturities and weighted average interest rates. Also, we use futures or options in our pipeline hedging. To hedge our investments in MSRs, AAA-rated and agency interest-only and residual securities, we use several strategies, including buying and/or selling mortgage-backed or U.S. Treasury securities, forward rate agreements, futures, floors, swaps, or options, depending on several factors. Lastly, we enter into swap and swaption agreements to hedge the cash flows on advances or borrowings that are collateralized by our mortgage loans held for investment and mortgage-backed securities (“MBS”).

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

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive (loss) income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of that hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for forecasted transactions through 2036. Derivatives that are non-designated hedges, as defined in SFAS 133, are adjusted to fair value through earnings. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships.

Foreclosed Assets

Real estate acquired in settlement of loans is initially recorded at fair value of the underlying property less estimated costs to sell through a charge to the allowance for loan losses or to the related valuation reserves for loans held for sale. Subsequent operating activity and declines in value are charged to earnings.

Goodwill and Other Intangible Assets

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from acquisitions we have made. Core deposit intangible asset is amortized using an accelerated method of amortization over a period of ten years, which is the estimated life of the deposits acquired. Intangible assets from the acquisition of the remaining shares of Financial Freedom is amortized on a straight-line basis over a three-year period. Goodwill is not amortized, and we review our goodwill and other intangible assets for other-than-temporary impairment at least annually. If circumstances indicate that other-than-temporary impairment might exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.

Fixed Assets

Fixed assets are included in other assets and are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method in amounts sufficient to relate the cost of depreciable assets to current earnings over their estimated service lives. Estimated service lives of furniture and equipment generally range from three to seven years and 20 to 40 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the service lives of the improvements.

Software Development

We capitalize external direct costs of materials and services consumed in developing or obtaining internal-use computer software and direct salary and benefit costs relating to the respective employees’ time spent on the software project during the application development stage. The estimated service lives for capitalized software generally range from three to seven years.

Income Taxes

Deferred income taxes in the accompanying consolidated financial statements are computed using the liability method. Under this method, deferred income taxes are provided for differences between the financial accounting and income tax basis of our assets and liabilities.

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

The Company adopted SFAS 123(R) on January 1, 2006, which requires the recognition of compensation expenses related to stock options, and revised all prior periods in accordance with SFAS 123(R) at the time of adoption. When revising prior periods under the modified-retrospective transition method, the compensation cost recognized in prior periods approximated the amount previously reported in the pro forma disclosures. See New Accounting Pronouncements in Note 1 and Note 24 — Benefit Plans for further details.

NOTE 2 — BUSINESS COMBINATION

On July 16, 2004, the Company acquired 93.75% of the outstanding common stock of Financial Freedom Holdings Inc. (“FFHI”) and related assets from Lehman Brothers Bank, F.S.B. and its affiliates for an aggregate cash purchase price of $84.6 million. In November 2004, FFHI merged into its wholly owned subsidiary, Financial Freedom Senior Funding Corporation (“FFSFC”) in November 2004, with FFSFC as the surviving entity. The Company owned 93.75% of the outstanding common stock of FFSFC, with the remaining 6.25% ownership held by its chief executive officer (FFHI and FFSFC are referred to collectively as Financial Freedom herein). The transaction was accounted for using the purchase method of accounting and resulted in $48.4 million recorded as goodwill. On July 3, 2006, the Company acquired the remaining 6.25% of the outstanding common stock of Financial Freedom from James Mahoney, CEO of Financial Freedom, for an aggregate cash purchase price of $40.0 million. Goodwill and other intangibles recorded from the purchase were $29.1 million and $3.8 million, respectively. As a result of this transaction, Financial Freedom is now a wholly-owned subsidiary of Indymac Bank.

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

Effective January 1, 2005, the gain on sale allocation was modified from funding-based to settlement-based. Previously, the mortgage banking production divisions were credited with gain on sale at production based on the actual amount realized for those loans sold and settled in the period plus an estimate of gain on loans produced but not yet sold. Differences between the gain on sale credited to the production divisions and the consolidated gain on sale due to timing of loan sales were eliminated in consolidation and reported in the “Other” column in the tables below. The mortgage production divisions are now credited with gain on sale of loans based on the actual amount realized for loans sold in the period for that division. Elimination of a funding allocation at the consolidated level is no longer necessary. We have revised all prior period data to conform to the current allocation methodology.

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

The Company hedges the MSRs to protect their economic value. The results in the business segment reflect the economic fair value of the MSRs. The economic fair value may vary from the GAAP value due to the lower of cost or market limitations of GAAP for years 2005 and 2004. Differences between the economic value and the GAAP value are eliminated in consolidation and included in the “Other” column in the tables below.

Mortgage banking overhead, elimination and other, and corporate overhead costs such as corporate salaries and related expenses, excess capital, and non-recurring corporate items are not allocated to the operating channels and are included in the “Other” column in the tables below.

Segment information for the years ended December 31, 2006, 2005 and 2004 follows:

	Mortgage Banking
	Production	MSRs and			Total
	Divisions	Retained Assets	Thrift	Other	Company
	(Dollars in thousands)

2006
Net interest income	$170,786	$60,497	$259,052	$36,386	$526,721
Net revenues (expense)	831,788	205,074	330,795	(20,954)	1,346,703
Net earnings (loss)	289,675	91,246	137,721	(175,713)	342,929
Allocated average capital	552,835	370,451	675,467	197,507	1,796,260
Assets as of December 31, 2006	$8,573,306	$3,322,947	$16,593,628	$1,005,435	$29,495,316
Return on equity	52%	25%	20%	N/A	19%
2005
Net interest income	$117,693	$45,160	$230,394	$31,464	$424,711
Net revenues (expense)	724,240	107,246	306,759	(32,535)	1,105,710
Net earnings (loss)	268,085	43,913	134,938	(153,808)	293,128
Allocated average capital	364,125	193,959	524,791	297,992	1,380,867
Assets as of December 31, 2005	$5,104,754	$1,740,639	$13,217,215	$1,389,691	$21,452,299
Return on equity	74%	23%	26%	N/A	21%
2004
Net interest income	$128,942	$59,129	$213,795	$3,196	$405,062
Net revenues (expense)	527,190	25,391	286,767	(87,830)	751,518
Net earnings (loss)	185,651	2,286	135,228	(161,100)	162,065
Allocated average capital	243,515	173,218	439,295	310,799	1,166,827
Assets as of December 31, 2004	$4,416,606	$1,572,184	$9,751,579	$1,085,275	$16,825,644
Return on equity	76%	1%	31%	N/A	14%

NOTE 4 — MORTGAGE-BACKED SECURITIES AND AGENCY NOTES

As of December 31, 2006 and 2005, our MBS and agency notes were comprised of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Mortgage-backed securities — trading
AAA-rated non-agency securities	$43,957	$52,633
AAA-rated and agency interest-only securities	73,570	78,731
AAA-rated principal-only securities	38,478	9,483
Prepayment penalty securities	97,576	75,741
Other investment grade securities	29,015	8,830
Other non-investment grade securities	41,390	4,480
Non-investment grade residual securities	218,745	119,064

Total mortgage-backed securities — trading	$542,731	$348,962

Mortgage-backed securities — available for sale
AAA-rated non-agency securities	$4,604,489	$3,524,952
AAA-rated agency securities	65,175	43,014
Other investment grade securities	160,238	83,290
Other non-investment grade securities	38,784	53,232
Non-investment grade residual securities	31,828	48,707

Total mortgage-backed securities — available for sale	$4,900,514	$3,753,195

Contractual maturities of the MBS and agency notes generally range from 10 to 30 years. Expected weighted average lives of these securities generally range from several months to five years due to borrower prepayments occurring prior to the contractual maturity.

The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as available for sale:

	December 31,
	2006	2005
	(Dollars in thousands)

Amortized cost	$4,930,825	$3,793,494
Gross unrealized holding gains	13,675	5,382
Gross unrealized holding losses	(43,986)	(45,681)

Estimated fair value	$4,900,514	$3,753,195

The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(Dollars in thousands)

As of December 31, 2006
Securities — available for sale:
AAA-rated agency securities	$(585)	$31,865	$(172)	$16,498	$(757)	$48,363
AAA-rated non-agency securities	(1,482)	460,767	(39,315)	1,649,480	(40,797)	2,110,247
Other investment grade securities	(477)	13,369	(1,891)	25,998	(2,368)	39,367
Other non-investment grade securities	(64)	4,563	—	—	(64)	4,563

Total Securities — available for sale	$(2,608)	$510,564	$(41,378)	$1,691,976	$(43,986)	$2,202,540

As of December 31, 2005
Securities — available for sale:
AAA-rated agency securities	$(300)	$37,742	$—	$—	$(300)	$37,742
AAA-rated non-agency securities	(10,933)	1,150,440	(33,235)	1,098,490	(44,168)	2,248,930
Other investment grade securities	(994)	28,619	—	—	(994)	28,619

Total Securities — available for sale	$(12,227)	$1,216,801	$(33,235)	$1,098,490	$(45,462)	$2,315,291

As of December 31, 2006, the securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 7% or less of their respective amortized cost basis. Because the Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

As a result of our periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), during the years ended December 31, 2006, 2005 and 2004, we recorded $10.2 million, $0.6 million and $1.6 million, respectively, in impairment charges on investment grade, non-investment grade and residual securities.

We value AAA-rated interest-only securities using an option-adjusted spread (“OAS”) methodology, in which discount rates and future cash flows vary over time with the level of rates implied by each of 200 randomly-generated forward interest rate paths. When available, market information is used to validate these assumptions. The prepayment rates used to value our AAA-rated interest-only securities portfolio are based primarily on four-factor prepayment models which incorporate relative weighted average coupon (“WAC”), seasoning, burnout, and seasonality, as well as expectations of future rates implied by the forward LIBOR/swap curve. At December 31, 2006 and 2005, the weighted average constant lifetime prepayment rate assumption was 16.4% and 20.3%, respectively, and the implied yield was 15.4% and 8.0%, respectively.

The fair value of our residual securities is determined by discounting estimated net future cash flows, using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. We maintain a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratio, borrower credit scores and property type. The following table details the assumptions used in valuing the residual securities as of December 31, 2006 and 2005:

	December 31,
	2006				2005
	Closed-End Seconds	Subprime	Lot	HELOC	Prime	Subprime	Lot	HELOC

Weighted average discount rate	24.1%	23.4%	23.5%	20.7%	15.0%	24.9%	21.6%	19.0%
Projected prepayment rate	37.1%	39.5%	39.8%	50.3%	46.3%	37.1%	43.1%	44.0%
Remaining cumulative losses	8.1%	5.9%	0.6%	1.1%	1.3%	4.8%	0.5%	0.8%

There were no prime residual securities as of December 31, 2006 and no closed-end seconds residual securities as of December 31, 2005.

The fair value of all of our other investment and non-investment grade mortgage-backed securities is estimated based on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses, and market information when available.

As of December 31, 2006, the aggregate amount of the securities from each of the following five issuers was greater than 10% of the shareholders’ equity:

	Amortized	Fair Market
Name of Issuer	Cost	Value
	(Dollars in thousands)

Residential Asset Securitization Trust Series 2006-A4IP	$358,794	$359,982
Residential Asset Securitization Trust Series 2006-A16	264,723	264,731
Residential Asset Securitization Trust Series 2005-A15	216,146	217,245
IndyMac Certificate Trust 2004-1	258,594	258,594
IndyMac Certificate Trust 2004-2	441,729	441,729

Total	$1,539,986	$1,542,281

These issuers are qualifying special-purpose entities created by the Company in conjunction with the securitization transactions with the objective to recharacterize loans as securities for the purposes of: (1) lower our cost of funds; (2) improve our liquidity profile; and (3) improve our risk profile through the use of bond insurance. Of the total securities from these issuers, 97% of the securities are AAA-rated asset-backed certificates with approximately $0.7 billion insured by a third party.

NOTE 5 — LOANS RECEIVABLE

A summary of loans receivable follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Principal balance of loans held for sale	$9,331,112	$5,933,524
Unamortized premiums and fees	176,094	95,428
Hedge effects and other valuation adjustments	(39,363)	(4,768)

Total loans held for sale	9,467,843	6,024,184

Principal balance of mortgage loans held for investment	6,828,862	5,645,741
Unamortized premium and fees on mortgage loans held for investment	89,306	88,273
Outstanding balances on other loans held for investment(1)	3,259,532	2,546,167
Unamortized net deferred loan fees on other loans held for investment	(491)	(1,812)
Allowance for loan losses	(62,386)	(55,168)

Total loans held for investment	10,114,823	8,223,201

Total loans receivable	$19,582,666	$14,247,385

(1)	Includes construction and income property loans and revolving warehouse lines of credit.

Substantially all of the mortgage loans that we acquired are non-conforming loans secured by first liens on single-family residential properties. Approximately 52% of the principal amount of single family mortgage loans held for investment at December 31, 2006 was collateralized by properties located in California.

Our impaired loans by collateral type, non-performing and past due loans are summarized as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Builder construction loans	$—	$—	$11,546
Consumer construction loans	19,998	9,249	9,553
Specific reserves	(343)	(802)	(3,622)

Total impaired loans	$19,655	$8,447	$17,477

Average balance during the year	$13,632	$14,636	$21,188

Total non-accrual loans	$162,830	$64,209	$103,733

Total loans past due 90 days as to interest or principal and accruing interest	$185	$—	$—

For the years ended December 31, 2006, 2005, and 2004, the amount of interest foregone on impaired construction loans was $0.8 million, $1.4 million and $1.5 million, respectively. No interest income was recognized on a cash basis on impaired construction loans for the year ended December 31, 2006. The amount of interest income recognized on a cash basis on impaired construction loans was $0.6 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively.

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

Our determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based upon management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends, and prior loan loss experience. The allowance for loan losses of $62.4 million is considered adequate to cover probable losses inherent in the loan portfolio at December 31, 2006. However, no assurance can be given that we will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of then-prevailing factors, including economic conditions, credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant changes in the allowance for loan losses.

The table below summarizes the changes to the allowance for loan losses for the years ended:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of period	$55,168	$52,891	$52,645
Provision for loan losses	19,993	9,978	8,170
Charge-offs, net of recoveries:
SFR mortgage loans	(7,324)	(1,428)	(3,060)
Land and other mortgage loans	—	(168)	—
Builder construction	—	—	—
Consumer construction	(3,318)	(2,127)	(1,463)
Discontinued product lines(1)	(2,133)	(3,978)	(3,401)

Charge-offs, net of recoveries	(12,775)	(7,701)	(7,924)

Balance, end of period	$62,386	$55,168	$52,891

(1)	Includes manufactured home loans and home improvement loans.

NOTE 7 — MORTGAGE SERVICING RIGHTS

The assumptions used to value MSRs at December 31, 2006, 2005 and 2004 are as follows:

							Valuation Assumptions
	Actual						Remaining
					3-Month	Weighted-	Lifetime
		Collateral	Gross	Servicing	Prepayment	Average	Prepayment	Discount
	Book Value	Balance	WAC	Fee	Speed	Multiple	Speeds (CPR)	Yield
	(Dollars in thousands)

December 31, 2006	$1,822,455	$139,816,763	7.05%	0.37%	20.2%	3.57	25.8%	8.8%
December 31, 2005	$1,094,490	$84,495,133	6.19%	0.37%	21.7%	3.54	21.4%	10.7%
December 31, 2004	$640,794	$50,218,965	5.73%	0.36%	24.0%	3.54	20.8%	10.3%

The changes in MSRs are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of period	$1,094,490	$640,794	$443,688
Cumulative-effect adjustment due to change in accounting for MSRs	17,561	—	—
Additions from Financial Freedom acquisition	—	—	41,003
Additions from loan sale or securitization	1,075,740	701,178	377,003
Purchase or assumption	8,658	5,463	—
Transfers to other retained assets	(4,723)	(8,491)	(5,362)
Clean-up calls exercised	(274)	(3,911)	(18,754)
Change in fair value due to run-off	(376,718)	—	—
Change in fair value due to market changes	24,180	—	—
Change in fair value due to application of external benchmarking policies	(16,459)	—	—
Amortization	—	(227,084)	(146,491)
Valuation/impairment	—	(13,459)	(50,293)

Balance, end of period	$1,822,455	$1,094,490	$640,794

MSRs fair value as a percentage of unpaid principal balance (in bps)	130	130	128

Changes in the valuation allowance for impairment of MSRs are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$(127,818)	$(87,997)	$(59,529)
Remeasurement to fair value upon adoption of SFAS 156	127,818	—	—
Provision for valuation	—	(42,502)	(40,666)
Clean-up calls exercised	—	2,681	8,353
Permanent impairment	—	—	3,845

Balance at end of period	$—	$(127,818)	$(87,997)

NOTE 8 — INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

The investment in Federal Home Loan Bank stock consisted of capital stock, at cost, totaling $762.1 million and $556.3 million as of December 31, 2006 and 2005, respectively. Total dividend income recognized was $32.1 million, $21.2 million and $13.9 million, respectively, in 2006, 2005 and 2004. We earned a yield of 5.37%, 4.44% and 4.04% in 2006, 2005 and 2004, respectively. The investment in Federal Home Loan Bank stock is required to permit Indymac Bank to borrow from the Federal Home Loan Bank of San Francisco.

NOTE 9 — OTHER ASSETS

The major components of other assets follow:

	December 31,
	2006	2005
	(Dollars in thousands)

Fixed assets and software development, net	$275,813	$239,590
Hedging related deposits	33,466	43,375
Accounts receivable	102,597	65,775
Income tax receivable	45,829	66,223
Derivative financial instruments at fair value	316,197	211,066
Servicing related advances	108,835	54,944
Investment in non-consolidated trusts	16,960	12,484
Investment in real estate	24,088	36,750
Other	67,473	57,965

Total other assets	$991,258	$788,172

Software development and fixed assets included in other assets are detailed below:

	December 31,
	2006	2005
	(Dollars in thousands)

Software development	$176,493	$130,422
Accumulated amortization	(81,984)	(52,360)

Net software development	94,509	78,062
Furniture and equipment	170,380	137,119
Buildings and leasehold improvements	121,493	99,326
Land	11,544	12,787
Accumulated depreciation	(122,113)	(87,704)

Total fixed assets and software development, net	$275,813	$239,590

The opening of mortgage banking regional offices as well as additional retail branches has contributed to the increase in data processing, furniture and equipment, and leasehold improvements.

Additionally, included in our other assets were $24.0 million investment in real estate projects. The amount represents our funding in the real estate projects as well as the mezzanine debt financing provided to the borrowers. The special purpose entities formed related to these real estate projects have been evaluated and determined to be variable interest entities (“VIEs”) under the definition of FIN 46 and we are deemed to be the primary beneficiary of the VIEs, and thus, required to consolidate the VIEs. The minority interests in the VIEs are reported on our consolidated balance sheet as other liabilities.

Hedging related deposits represent margin deposits with our clearing agent or counterparties associated with our hedge positions. For further information on our derivative financial instruments, see “Note 15 — Derivative Instruments.”

Depreciation and amortization expense was $63.7 million, $44.1 million and $36.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 10 — DEPOSITS

A summary of the carrying value of deposits, rates, and maturities of certificates of deposit follows:

	December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Non interest-bearing checking	$72,081	0.0%	$63,308	0.0%
Non interest-bearing checking — Loan servicing accounts	616,904	0.0%	493,936	0.0%
Interest-bearing checking	54,844	1.2%	55,479	1.3%
Savings	1,915,333	5.0%	1,194,963	3.6%

Total core deposits	2,659,162	3.6%	1,807,686	2.4%
Certificates of deposit, due:
Within one year	7,970,763	5.2%	5,503,280	4.0%
One to two years	147,519	4.9%	276,311	4.2%
Two to three years	56,009	4.8%	39,794	4.0%
Three to four years	25,879	5.0%	35,591	4.3%
Four to five years	38,475	5.2%	8,982	4.4%
Over five years	199	5.1%	280	4.6%

Total certificates of deposit	8,238,844	5.2%	5,864,238	4.0%

Total deposits	$10,898,006	4.8%	$7,671,924	3.6%

The interest expense by deposit type for the years ended December 31, 2006, 2005 and 2004 follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Interest-bearing checking	$665	$603	$390
Savings	71,385	37,561	32,488
Certificates of deposit	336,158	157,364	70,734

Total interest expense on deposits	$408,208	$195,528	$103,612

At December 31, 2006, accrued interest payable was $23,000, $202,000, and $3.6 million for interest-bearing checking, savings, and certificates of deposit, respectively. Accrued interest payable is included in other liabilities on the consolidated balance sheets.

The following summarizes certificates of deposit in amounts of $100,000 or more by remaining contractual maturity:

	December 31,
	2006	2005
	(Dollars in thousands)

Three months or less	$2,407,796	$1,126,906
Three to six months	1,604,348	1,033,109
Six to twelve months	848,732	1,314,711
Over twelve months	127,884	169,127

Total certificates of deposit ($100,000 or more)	$4,988,760	$3,643,853

NOTE 11 — ADVANCES FROM THE FHLB

As a member of the FHLB, we maintain a credit line based largely on a percentage of total regulatory assets. Advances totaled $10.4 billion at December 31, 2006 and $7.0 billion at December 31, 2005, and are collateralized in the aggregate by loans, securities, all FHLB stock owned and by deposits with the FHLB. The maximum amount of credit that the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral for the borrowing.

Scheduled maturities of advances from the FHLB were as follows:

	December 31,		December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$5,053,000	5.2%	$5,127,000	4.1%
One to two years	1,151,000	4.8%	731,000	4.0%
Two to three years	1,491,000	4.9%	574,000	4.2%
Three to four years	759,000	4.8%	145,000	4.6%
Four to five years	1,789,800	5.2%	376,000	4.6%
Over five years	169,000	5.0%	—	—

Total	$10,412,800	5.1%	$6,953,000	4.1%

Financial data pertaining to advances from the FHLB were as follows:

	Rate/Amount
	December 31,
	2006	2005
	(Dollars in thousands)

Weighted average coupon rate, end of year	5.1%	4.1%
Weighted average rate during the year, including hedge effect	4.7%	3.3%
Average balance of advances from FHLB	$10,560,896	$8,439,903
Maximum amount of advances from FHLB at any month end	$12,688,800	$9,186,000
Interest expense for the year	$491,300	$281,929
Amount of advances subject to call/put options	$309,000	$—

We had $5.2 billion and $4.5 billion of unused committed financing from the FHLB at December 31, 2006 and 2005, respectively.

NOTE 12 — OTHER BORROWINGS

Other borrowings of the Company consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Asset-backed commercial papers	$2,114,508	$—
Loans and securities sold under agreements to repurchase	1,405,505	$3,057,262
HELOC notes payable	659,283	998,289
Trust preferred debentures	456,695	308,661
Other notes payable	1,009	2,890
Collateralized mortgage obligations	—	168

	$4,637,000	$4,367,270

At December 31, 2006, we had $8.4 billion in committed financing facilities ($8.0 billion whole loan facilities, $300 million bond facilities and $100 million in unsecured revolving line of credit). Of these committed financing facilities, $2.2 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities.

Asset-Backed Commercial Paper

In April 2006, we established the North Lake Capital Funding Program, a single seller asset-backed commercial paper facility, which allows us to directly issue, secured liquidity notes backed by mortgage loans. Both the collateral pledged and secured liquidity notes are recorded on our balance sheet as assets and liabilities, respectively. The secured liquidity notes have been rated F-1+ by Fitch Ratings, P-1 by Moody’s Investors Service and A-1+ by Standard & Poor’s, and are supported by credit enhancements, such as over collateralization, excess spread, and market value swaps provided by highly rated counterparties. We are authorized to issue up to $2.5 billion in short-term notes, with expected maturities not to exceed 180 days after issuance and final maturities of 60 days following the expected maturities. As of December 31, 2006, we had $1.1 billion in secured liquidity notes outstanding. The weighted average borrowing rate on the North Lake Capital funding facility was 5.6%.

In November 2006, we established a multi-seller Asset-Backed Commercial Paper facility, structured as a repurchase facility to provide up to $1.5 billion dedicated financing for our Construction to Permanent, Lot, and Reverse Mortgage loans. This is an annually renewable 364-day committed facility administered by Citicorp North America, Inc. As of December 31, 2006, we had outstandings of $1.1 billion under this facility.

Loans and Securities Sold Under Agreements to Repurchase

We sold, under agreements to repurchase, securities of the U.S. government and its agencies, specific loans and other approved investments to various broker-dealers pursuant to committed credit facilities totaling $4.3 billion ($4.0 billion whole loan facilities and $300 million bond facilities) at December 31, 2006. The amounts outstanding under these repurchase agreements were $1.4 billion at December 31, 2006, of which $947 million were draws on the committed credit facilities and approximately $460 million represented the uncommitted financing. The amount outstanding under loans and securities sold under agreements to repurchase was $3.1 billion at December 31, 2005. Our outstanding repurchase agreements have an average maturity of less than 30 days. These repurchase agreements generally reprice on an overnight-to-one-month basis for loans, and a one-to-three-month basis for securities, bearing interest at rates indexed to LIBOR or the federal funds rate, plus an applicable margin. We were in compliance with all material financial covenants under these repurchase agreements at December 31, 2006 and 2005. For the years ended December 31, 2006 and 2005, the weighted average borrowing rate on repurchase agreements, including the multi-seller asset-backed commercial paper facility with Citicorp, was 5.2% and 3.9%, respectively.

HELOC Notes Payable

During 2004, the Company financed $1.0 billion in HELOC loans through two separate securitization transactions. The securitization trusts issued AAA-rated asset-backed certificates, and the Company pledged the certificates to secure these nonrecourse notes payable. Interest rates on the notes are based on LIBOR plus a margin. For the years ended December 31, 2006 and 2005, the cost of funds on these notes was 5.42% and 3.65%, respectively.

Trust Preferred Securities and Warrants

On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase Indymac Bancorp’s common stock. As part of this transaction, Indymac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. Also, we issued 3,500,000 warrants, each convertible into 1.5972 shares of Indymac Bancorp’s common stock as part of the WIRES offering. Beginning on November 14, 2006, Indymac has the option to redeem the warrants for cash equal to the warrant value (the difference between $50 and the exercise price of the warrant), subject to the conditions in the prospectus. During 2006, a total of 2.5 million warrants were exercised at an average exercise price of $35.09 per share to purchase 4.0 million shares of Indymac

Bancorp’s common stock. To date, total warrants of 2.6 million have been exercised and converted into a total of 4.1 million shares of Indymac Bancorp’s common stock. Subordinated debentures redeemed in conjunction with the warrant exercises totaled $64.5 million as of December 31, 2006.

In 2006, we issued an additional $188 million in pooled trust preferred securities. To date, we have issued $368 million trust preferred securities (without warrants attached) as summarized below:

	Face Amount	Interest Rate
	(Dollars in thousands)

December 2006	$20,000	6.74%
December 2006	40,000	6.90%
September 2006	38,000	6.96%
June 2006	90,000	7.35%
December 2005	90,000	6.31%
December 2004	30,000	5.83%
December 2003	30,000	6.30%
July 2003	30,000	6.05%

Total	$368,000

Interest rates on these securities are fixed for terms ranging from 5 to 10 years, after which the rates reset quarterly indexed to 3-month LIBOR. The securities can be called at the option of Indymac Bancorp five or ten years after issuance. In each of these transactions, Indymac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions matches the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.

Upon the adoption of FIN 46, the trusts have been deconsolidated from the financial statements of the Company. Book values of the subordinated debentures underlying the trust preferred securities, which represent the liabilities due from Indymac Bancorp to the trusts, totaled $456.7 million and $308.7 million at December 31, 2006, and December 31, 2005, respectively. These subordinated debentures are included in Other Borrowings on the consolidated balance sheets.

Revolving Syndicated Bank Credit Facilities

In June 2005, a revolving unsecured syndicated bank facility in the aggregate amount of $75 million was executed between Indymac Bancorp and Wells Fargo Bank, N.A., which was later increased to $100 million in June 2006. The interest rate is based on LIBOR plus an applicable margin. We did not draw on the line during 2006 and 2005 and thus, carried no outstanding balances at December 31, 2006 and 2005.

Other Notes Payable

The Company participates in certain real estate construction projects through the builder construction division. The special purpose entities formed related to these real estate projects have been evaluated and determined to be VIEs under the definition of FIN 46 and we are deemed as the primary beneficiary of the VIEs, and thus, required to consolidate the VIEs. At December 31, 2006, the $1.0 million represents the notes payable in the VIEs.

Collateralized Mortgage Obligations

Collateralized mortgage obligations (“CMOs”) are secured by a pledge of mortgage loans, MBS and residual cash flows from such securities. As required by the indentures relating to the CMOs, the pledged collateral is held in the custody of trustees. The trustees collect principal and interest payments on the underlying collateral, reinvest such amounts in the guaranteed investment contracts, and make corresponding principal and interest payments on the CMOs to the bondholders. All outstanding CMOs had been redeemed in February 2006. Our net equity investments in CMOs amounted to approximately $150,000 at December 31, 2005. The weighted average coupon on CMOs was 11.6% at December 31, 2005.

Commitment Fees

At December 31, 2006 and 2005, we had deferred commitment fees totaling $3.0 million and $1.9 million, respectively. The amortization of $4.4 million and $3.2 million was recognized as interest expense in 2006 and 2005, respectively. We amortize these fees over the contractual life of the borrowings.

Pledged Borrowings

We pledged certain of our loans and securities for our borrowings, which mainly consist of advances from FHLB and loans and securities sold under agreements to repurchase. The following provides information related to such pledged assets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in millions)

Loans pledged for FHLB	$8,747	$6,926
Securities pledged for FHLB	3,598	1,425
Loans pledged for repurchase agreements	4,058	3,280
Securities pledged for repurchase agreements	704	1,327
Loans pledged for other	2,074	—

Total pledged	$19,181	$12,958

As of December 31, 2006, pledged assets exceeded our borrowings by approximately $5.2 billion. The excess collateral was held by a trustee and pledged to our lenders. The following table details the amounts allocated among the various lenders:

	December 31,
	2006	2005
	(Dollars in millions)

FHLB	$1,932	$1,398
Merrill Lynch	1,001	924
Morgan Stanley	126	258
UBS Warburg	513	309
Greenwich	378	21
Citicorp	266	—
Federal Reserve	662	—
North Lake Funding	350	—
Other	21	36

Total excess	$5,249	$2,946

Debt Covenants

The Company is subject to various debt covenants as a condition of its borrowing facilities. As of December 31, 2006, in addition to the standard covenants of timely repayments of interest and principal, the key debt covenants include maintaining minimum well-capitalized capital ratios (5%, 6%, and 10% for core capital, Tier 1 risk-based and total risk-based capital, respectively) and minimum net worth of $1 billion for the Company. As of December 31, 2006, we believe we were in compliance with all material financial covenants under our borrowing facilities.

NOTE 13 — PARENT COMPANY FINANCIAL STATEMENTS

Indymac Bancorp parent only financial information follows:

Condensed Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)

Assets
Cash	$153,839	$67,697
Securities classified as trading	1,556	6,418
Securities classified as available for sale	57,037	72,083
Loans held for investment, net	922	2,016
Investment in and advances to subsidiaries	2,304,573	1,753,143
Intercompany receivables	—	1,676
Investment in non-consolidated subsidiaries	16,960	12,484
Other assets	22,580	23,453

Total assets	$2,557,467	$1,938,970

Liabilities and Shareholders’ Equity
Trust preferred debentures	$458,218	$308,661
Loans and securities sold under agreements to repurchase	55,106	69,128
Other liabilities	14,749	16,068
Shareholders’ equity	2,029,394	1,545,113

Total liabilities and shareholders’ equity	$2,557,467	$1,938,970

Condensed Statements of Earnings

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Interest income
Securities available for sale and trading	$5,357	$7,836	$6,033
Loans	196	328	543
Other	5,074	2,611	2,274

Total interest income	10,627	10,775	8,850
Interest expense
Trust preferred debentures	26,652	17,182	15,319
Other	3,483	4,032	2,409

Total interest expense	30,135	21,214	17,728

Net interest loss	(19,508)	(10,439)	(8,878)
Provision for loan losses	25	(500)	(1,476)

Net interest loss after provision for loan losses	(19,533)	(9,939)	(7,402)
Other income
Equity in earnings of subsidiaries	360,393	304,601	177,551
Net gain on securities	3,591	4,299	3,972
Other income, net	85	53	20

Total other income	364,069	308,953	181,543

Net revenues	344,536	299,014	174,141
Expenses	13,461	17,376	13,771

Earnings before provision for income tax	331,075	281,638	160,370
Income tax benefit	(11,100)	(8,867)	(6,604)

Net earnings	$342,175	$290,505	$166,974

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$342,175	$290,505	$166,974
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and net amortization (accretion)	608	(1,869)	(277)
Compensation expenses related to stock options and restricted stock	3,275	10,067	7,616
Gain on mortgage-backed securities, net	(3,591)	(4,299)	(3,972)
Provision for loan losses	25	(500)	(1,476)
Equity in earnings of subsidiaries	(360,393)	(304,601)	(177,552)
Net purchases of trading securities	—	—	(18,961)
Payments from trading securities	7,703	19,332	17,860
Net decrease in other assets and liabilities	(9,440)	7,646	3,192

Net cash (used in) provided by operating activities	(19,638)	16,281	(6,596)

Cash flows from investing activities:
Net decrease in loans held for investment	1,059	1,809	3,908
Net purchases of securities available for sale	(22,207)	(21,196)	(161,144)
Proceeds from sale of and net payments from available for sale securities	39,474	41,304	73,962
Cash dividends received from Indymac Bank	178,132	146,212	38,518
Decrease (increase) in investment in and advances to subsidiaries, net of cash payments	7,228	5,102	(8,496)
Capital contributions to Indymac Bank and other Bancorp subsidiaries	(354,127)	(247,265)	(120,000)
Net sale (purchases) of property, plant and equipment	2,552	(25)	(2,661)

Net cash used in investing activities	(147,889)	(74,059)	(175,913)

Cash flows from financing activities:
Proceeds from issuance of trust preferred debentures	188,000	90,000	30,000
Redemption of trust preferred securities	(47,271)	—	—
Net (decrease) increase in borrowings	(14,461)	(17,118)	84,216
Net proceeds from issuance of common stock	148,470	—	100,171
Net proceeds from stock options, warrants, and notes receivable	110,527	46,590	36,509
Cash dividends paid	(129,535)	(98,501)	(72,414)
Purchases of common stock	(2,061)	(582)	(597)

Net cash provided by financing activities	253,669	20,389	177,885

Net increase (decrease) in cash and cash equivalents	86,142	(37,389)	(4,624)
Cash and cash equivalents at beginning of period	67,697	105,086	109,710

Cash and cash equivalents at end of period	$153,839	$67,697	$105,086

NOTE 14 — TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Retained Assets

In conjunction with the sale of mortgage loans in private-label securitizations and GSE transactions, the Company generally retains certain assets. The primary assets retained include MSRs, and to a lesser degree, AAA-rated interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment grade securities, non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $668.1 million in gain on sale of loans earned during the year ended December 31, 2006 included the retention of $1.1 billion in MSRs and $388.5 million of other retained assets. For the years ended December 31, 2005 and 2004, we recognized a total of $592.2 million and $363.8 million in gain on sale of loans, respectively. The fair value of retained assets totaling $889.0 million and $775.2 million in 2005 and 2004, respectively, was included as a component of these gains.

The portfolio of AAA-rated and agency interest-only securities at December 31, 2006 was comprised of AAA-rated interest-only securities retained in our loan securitization activities as well as the agency interest-only securities. Agency interest-only securities were created by securitizing a portion of the contractual servicing fee related to loans sold to the GSEs prior to 2005. These securities represented the unconditional right to receive cash flows based on the cash flow from the underlying loans. These securities were legally separate from contractual servicing fees and can be sold or pledged by the Company without restriction. Starting in 2005, we decided not to retain agency interest-only securities.

The key assumptions used in measuring the fair value of retained assets at the time of sale during the year ended December 31, 2006 on a weighted average basis were as follows:

				Projected
	Retained	Lifetime	Discount	Loss
	Balance	CPR	Yield	Rate
	(Dollars in thousands)

Mortgage servicing rights	$1,075,741	22.81%	10.17%	N/A
AAA-rated interest-only securities	29,576	24.56%	25.71%	N/A
AAA-rated principal-only securities	13,862	10.00%	5.62%	N/A
Prepayment penalty securities	43,094	21.50%	12.53%	N/A
Investment grade mortgage-backed securities	43,701	33.61%	8.48%	N/A
Non-investment grade mortgage-backed securities	34,205	42.43%	13.39%	3.11%
Non-investment grade residual securities	224,014	40.51%	23.11%	3.07%

Total	$1,464,193

The following table shows the hypothetical effect on the fair value of our retained assets using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2006:

					Investment	Non-Investment
		AAA-Rated	AAA-Rated		Grade	Grade
		and Agency	Principal-	Prepayment	Mortgage-	Mortgage-
	Mortgage	Interest-Only	Only	Penalty	Backed	Backed	Residual
	Servicing	Securities	Securities	Securities	Securities	Securities	Securities	Total
	(Dollars in thousands)

Balance sheet carrying value of retained interests	$1,822,455	$73,570	$38,478	$97,576	$189,253	$80,174	$250,573	$2,552,079

Prepayment speed assumption	25.78%	16.40%	13.19%	28.20%	28.60%	31.90%	39.60%	N/A
Impact on fair value of 10% adverse change of prepayment speed	$111,660	$5,497	$(923)	$(8,211)	$2,418	$(456)	$19,644	$129,629
Impact on fair value of 20% adverse change of prepayment speed	$212,598	$10,445	$(1,724)	$(16,338)	$5,377	$(860)	$33,566	$243,064
Discount rate assumption	8.83%	15.40%	5.68%	26.30%	7.90%	13.70%	22.00%	N/A
Impact on fair value of 100 basis point adverse change	$51,050	$4,631	$1,938	$646	$6,592	$141	$15,378	$80,376
Impact on fair value of 200 basis point adverse change	$102,630	$8,717	$3,707	$1,310	$13,473	$729	$31,587	$162,153
Net credit loss assumption	N/A	N/A	N/A	N/A	N/A	2.00%	3.00%	N/A
Impact on fair value of 10% adverse change in credit losses	N/A	N/A	N/A	N/A	N/A	$1,254	$20,028	$21,282
Impact on fair value of 20% adverse change in credit losses	N/A	N/A	N/A	N/A	N/A	$2,595	$37,868	$40,463

The adverse change of prepayment speed is assumed as an increase in prepayment speed as MSRs represent our largest retained assets at December 31, 2006. The negative amounts in the table indicate increases in value resulting from changes in prepayment speed, which partially offset the declines in value of other retained assets.

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

Credit Risk on Securitizations

With regard to the issuance of private-label securitizations, we retain certain limited credit exposure in that we may choose to retain non-investment grade securities and residuals. These securities are subordinate to investors’ investment-grade interests. We do not have credit exposure associated with non-performing loans in securitizations beyond our investment in retained interests in non-investment grade securities and residuals. The value of our retained interests include credit loss assumptions on the underlying collateral pool to estimate this risk. The following table summarizes the collateral balance associated with our servicing portfolio of sold loans, and the balance of non-investment grade securities and residual securities retained at December 31, 2006:

		Balance of Retained Assets
		With Credit Exposure
	Total Loans	Non-Investment
	Serviced	Grade Securities	Residuals
	(Dollars in thousands)

Prime
Indymac securitizations	$64,894,281	$67,237	$156,337
GSEs	40,606,548	—	—
Whole loan sales	28,294,404	—	—
Subprime
Indymac securitizations	5,920,286	12,937	94,236
Manufactured housing securitization	101,244	—	—

Total	$139,816,763	$80,174	$250,573

As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make certain payments to settle breaches of our standard representations and warranties made as part of the loan sales or securitizations. In anticipation of future expected losses related to these loans, we have established secondary market reserves and have recorded provisions of $37.3 million, $19.6 million, and $22.9 million to this reserve as reductions to our gain on sale of loans during 2006, 2005, and 2004, respectively. The balance in this reserve was $33.9 million and $27.6 million at December 31, 2006 and 2005, respectively, which is included on the consolidated balance sheets as a component of Other Liabilities. The calculation of the reserve is a function of estimated losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sale distribution channels.

Qualifying Special-Purpose Entities

All loans sold in our private-label securitizations are issued through securitization trusts, which are “qualifying special-purpose entities” under SFAS 140. Cash flows received from and paid to securitization trusts during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Proceeds from new securitizations	$29,557,068	$31,018,699	$12,205,539
Servicing fees received	89,993	63,720	27,024
Other cash flows received on retained interests	184,597	132,330	99,542
Clean-up calls	(31,483)	(141,487)	(677,318)
Loan repurchases for representations and warranties	(19,632)	(8,400)	(1,100)

As part of our normal servicing operations, the Company advanced cash to investors totaling $195.3 million and $61.1 million during the years ended December 31, 2006 and 2005, respectively, and received cash reimbursements from investors totaling $171.1 million and $61.4 million, respectively.

From time to time, Indymac creates Net Interest Margin (“NIM”) trusts for the securitization of residual securities and securities associated with prepayment charges on the underlying mortgage loans from prior or recently completed securitization transactions. NIM trusts issue notes to outside investors secured by the residual securities and securities associated with prepayment charges on the underlying mortgage loans we contribute to the trusts. The cash proceeds from the sale of the NIM notes to investors are paid to us as payment for the securities. The NIM notes are obligations of the NIM trusts and are collateralized only by the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We are not obligated to make any payments on the notes. These entities represent qualified special-purpose entities and meet the legal isolation criteria of SFAS 140. Therefore, these entities are not consolidated for financial reporting purposes, in accordance with SFAS 140. At inception, the outside investors have the majority interest in the fair value of the residual securities and securities associated with prepayment charges on the underlying mortgage loans. We receive cash flows from our retained interests in the NIM trusts once the notes issued to the investors are fully paid off. We created three NIM trusts during 2006 and four NIM trusts during 2005. At inception of the trusts, we retained a 74.3% and 18.7% interest in these trusts during 2006 and 2005, respectively. At December 31, 2006 and 2005, these NIM trusts held assets valued at $176.4 million and $187.9 million, respectively, and our retained interests in these NIM trusts were valued at $89.1 million and $52.4 million, respectively. Our retained interests in the NIM trusts are included as a component of securities classified as trading securities on the consolidated balance sheets.

NOTE 15 — DERIVATIVE INSTRUMENTS

We follow the provisions of SFAS 133, as amended, for our derivative instruments and hedging activities, which require us to recognize all derivative instruments on the consolidated balance sheets at fair value. FNMA and FHLMC forward contracts, forward rate agreements, interest rate swap agreements, interest rate swaption agreements, interest rate floor agreements, interest rate cap agreements, Eurodollar futures, and rate lock commitments were identified as derivative financial instruments and recorded at fair value as of December 31, 2006 and 2005.

Generally speaking, if interest rates increase, the value of our rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of GSEs and by using futures and options to economically hedge the fair value of loan commitments and the funded loan portfolio. Under SFAS 133, certain of these positions qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale. Effective April 1, 2004, upon the adoption of SAB 105, the loan commitments are initially valued at zero, and the Company only records the change in the fair value of the loan commitments. The initial value inherent in the loan commitments at origination is recorded as a component of gain on sale of loans when the underlying loan is sold. At December 31, 2006 and 2005, the fair value of these commitments amounted to $(9.8) million and $6.1 million, respectively.

We use interest rate swaps, swaption agreements and interest rate caps to reduce our exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. A swaption agreement is an option to enter into a swap agreement in the future. An interest rate cap is a derivative that protects the holder from rates rising above the agreed strike price. The holder receives money at the end of each period in which the interest rate exceeds the agreed strike price. Under SFAS 133, the swaps, swaption agreements and caps used to hedge our anticipated borrowings and advances qualify as cash flow hedges. As of December 31, 2006, our interest rate swaps and caps carried deferred gains of $23.1 million, while our swaption agreements carried deferred losses of $34.2 million. The net deferred loss of $6.8 million (net of taxes) was recorded as a component of accumulated other comprehensive income. Future effective changes in fair value on these interest rate swap, swaption agreements and interest rate caps will be adjusted through AOCI as long as the cash flow hedge requirements continue to be met. AOCI contains approximately $10.5 million (net of tax) in deferred cash flow hedge gains and $11.0 million (net of tax) in deferred cash flow hedge losses that the Company expects to be realized into income over the next 12 months, based on the respective December 31, 2006 valuations. At December 31, 2005, our interest rate swaps, swaptions and caps carried a net deferred valuation gain of $9.2 million (net of tax), which was recorded as a component of AOCI.

Prior to the adoption of SFAS 156, the Company applied the fair value hedge provisions of SFAS 133 on certain tranches of our MSR asset in 2005 and 2004. Economically, the positions we used to hedge the MSR asset included Euro dollar futures, forward rate agreements, interest rate caps, swaps and swaptions, which are intended to mitigate valuation declines that result from changes and volatility in the interest rate environment. Gains and losses on both designated and undesignated derivative financial instruments are classified as a component of service fee income for mortgage servicing assets, and as a component of gain or (loss) on mortgage-backed securities, net, for our AAA-rated and agency interest-only, residual and principal-only securities. Upon the adoption of SFAS 156, we no longer have to designate SFAS 133 hedges for our MSRs.

Indymac recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same income statement captions as effective changes when such ineffectiveness occurs. Indymac recognized (losses) gains totaling $(3.0) million, $(1.2) million, and $0.9 million of ineffectiveness in earnings, respectively, for the years ended December 31, 2006, 2005, and 2004.

We had the following derivative financial instruments as of December 31, 2006 and 2005:

	Notional		Expiration
	Amounts	Fair Value	Dates
	(Dollars in thousands)

December 31, 2006
Loans held for sale hedges:
Rate lock commitments	$8,181,111	$(9,751)	2007
Forward agency and loan sales	5,076,325	4,562	2007
Eurodollar futures contracts	25,524,000	7,813	2007-2011
Mortgage servicing and other servicing-related assets hedges:
Interest rate caps (LIBOR/ Swaps)	454,218	2,918	2007-2011
Forward agency and loan sales	1,115,000	(4,938)	2007
Forward rate agreements	26,000,000	8,355	2007
Eurodollar futures contracts	16,455,000	2,460	2007-2010
Interest rate swaps (LIBOR)	16,105,316	17,453	2007-2036
Interest rate swaptions (LIBOR)	4,780,000	165,212	2007-2011
Borrowings and advances hedges:
Interest rate caps (LIBOR/Swaps)	40,822	218	2007
Interest rate swaps (LIBOR)	1,943,476	21,054	2007-2016
Interest rate swaptions (LIBOR)	745,000	3,623	2007-2009

	$106,420,268	$218,979

December 31, 2005
Loans held for sale hedges:
Rate lock commitments	$6,226,279	$6,110	2006
Forward agency and loan sales	3,123,172	(10,502)	2006
Eurodollar futures contracts	18,608,000	(2,352)	2006-2010
Mortgage servicing and other servicing-related assets hedges:
Interest rate caps (LIBOR/ Swaps)	1,096,279	30,753	2006-2007
Eurodollar futures contracts	11,435,000	3,879	2006-2010
Interest rate swaps (LIBOR)	5,453,703	(30,622)	2006-2025
Interest rate swaptions (LIBOR)	2,445,000	80,598	2006-2010
Borrowings and advances hedges:
Interest rate caps (LIBOR)	39,022	418	2007
Interest rate swaps (LIBOR)	3,693,274	58,549	2006-2010
Interest rate swaptions (LIBOR)	1,945,000	11,921	2006-2009

	$54,064,729	$148,752

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

The following table presents the estimated fair values of the various classes of financial instruments we held as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and cash equivalents	$541,725	$541,725	$442,525	$442,525
Securities classified as trading	542,731	542,731	348,962	348,962
Securities classified as available for sale	4,900,514	4,900,514	3,753,195	3,753,195
Loans held for sale	9,467,843	9,565,821	6,024,184	6,056,904
Loans held for investment	10,114,823	10,184,055	8,223,201	8,201,674
Investment in FHLB stock	762,054	762,054	556,262	556,262
Financial Liabilities:
Deposits	10,898,006	10,673,718	7,671,924	7,563,494
Advances from the FHLB	10,412,800	10,409,767	6,953,000	6,966,946
Other borrowings	4,637,000	4,679,943	4,367,270	4,458,872
Derivative Financial Instruments:
Commitments to purchase and originate loans	(9,751)	(9,751)	6,110	6,110
Commitments to sell loans and securities	(376)	(376)	(10,502)	(10,502)
Forward rate agreements	8,355	8,355	—	—
Interest rate swaps	38,507	38,507	27,927	27,927
Interest rate swaptions	168,835	168,835	92,519	92,519
Interest rate caps, floors, flooridors and futures	13,409	13,409	32,698	32,698

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

Commitments to Purchase and Originate Loans.  Fair value is estimated based upon the difference between the current value of similar loans and the price at which we have committed to purchase or originate the loans, subject to the anticipated loan funding probability, or fallout factor. With the adoption of SAB 105, the fair value as of December 31, 2006 and 2005 does not include the fair value of the rate lock commitments represents the amount of change in value since the inception of the commitments and does not include initial value inherent at origination.

Commitments to Sell Loans and Securities.  We utilize forward commitments to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities.

Forward Rate Agreements, Interest Rate Swaps, Swaptions, Caps, Floors, Flooridors, Futures, and Put Options.  Valuing forward rate agreements involves forecasting forward mortgage and swap yields using current interest rates and comparing the value of each instrument versus market pricing indications. Fair value for the caps, floors, flooridors, and put options is estimated based upon specific characteristics of the option being valued, such as the underlying index, strike rate, and time to expiration, along with quoted market levels of implied volatility for similar instruments. Interest rate and Eurodollar futures are traded on the Chicago Board of Trade and market pricing is readily available and continuously quoted on systems such as Bloomberg. Fair value for swap and swaption agreements is estimated using discounted cash flow analyses based on expectations of rates over the life of the swap or swaption as implied by the forward swap curve.

Further, we have identified: 1) intermediate term fixed rate or ARM loans that are subject to future payment increases, 2) pay option ARM loans that permit negative amortization, and 3) loans with combined loan-to-value ratios above 80%, underlying our assets whose contractual terms may give rise to a concentration of credit risk and increase our exposures to risk of nonpayment or realization.

The following table details the unpaid principal balance of these loans at December 31, 2006 and the related asset carrying value:

	HFI SFR Mortgage Loans		Mortgage Servicing Rights		Non-Investment Grade Securities		Non-Investment Grade Residuals
	UPB of	% of	UPB of	% of	UPB of	% of	UPB of	% of
	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral
	(Dollars in thousands)

Hybrid, Option ARM, and All Other ARM Loans:
Hybrid 3/1	$528,922	8.22%	$4,907,089	3.85%	$317,571	4.93%	$359,665	3.03%
Hybrid 5/1	2,707,109	42.09%	20,776,827	16.29%	746,191	11.58%	154,176	1.30%
Hybrid 7/1	603,107	9.38%	4,551,653	3.57%	29,622	0.46%	1,471	0.01%
Hybrid 10/1	527,935	8.21%	7,451,006	5.84%	—	—	306	0.00%
Option ARMs	1,162,351	18.07%	32,543,641	25.52%	—	—	—	—
All Other ARMs	581,589	9.04%	5,744,309	4.51%	1,569,767	24.37%	4,176,175	35.18%

Total	$6,111,013	95.01%	$75,974,525	59.58%	$2,663,151	41.34%	$4,691,793	39.52%

Loans with Original Combined Loan-to-Value (“CLTV”) Ratios Above 80%:
>80% − =90%	$314,584	4.89%	$20,714,751	16.25%	$1,631,902	25.33%	$3,046,204	25.66%
>90% − =100%	233,960	3.64%	28,242,859	22.14%	1,080,113	16.77%	2,574,217	21.68%
>100%	2,409	0.04%	23,609	0.02%	3,656	0.06%	4,871	0.04%

Total	$550,953	8.57%	$48,981,219	38.41%	$2,715,671	42.16%	$5,625,292	47.38%

All Underlying Single Family Residential Mortgage Loans and HELOCs:
Collateral	$6,431,733		$127,513,600		$6,441,939		$11,872,806

Assets	$6,519,340		$1,712,304		$80,174		$250,573

Our mortgage servicing rights, related to reverse mortgages of $110.2 million with underlying collateral of $12.3 billion at December 31, 2006, were not included in the table above as these loans do not represent significant risk of nonpayment.

NOTE 17 — EXPENSES

A summary of expenses follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Salaries and related	$689,742	$552,550	$398,755
Premises and equipment	79,102	55,424	43,594
Loan purchase and servicing costs	55,055	42,739	38,137
Professional services	35,838	29,237	25,838
Data processing	64,826	45,341	36,208
Office and related	68,730	50,891	34,234
Advertising and promotion	44,369	44,959	43,488
Operations and sale of foreclosed assets	3,958	2,364	6,691
Litigation settlement	—	9,000	—
Other	13,586	10,391	10,413
Deferral of expenses under SFAS 91	(266,246)	(224,399)	(154,852)

Total operating expenses	788,960	618,497	482,506
Amortization of other intangible assets	1,123	591	701

Total expenses	$790,083	$619,088	$483,207

NOTE 18 — INCOME TAXES

The income tax provision for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Current tax (benefit) expense
Federal	$(35,016)	$18,654	$38,485
State	2,468	6,966	10,207

Total current tax (benefit) expense	(32,548)	25,620	48,692

Deferred tax expense
Federal	219,174	139,312	48,713
State	25,941	27,057	8,574

Net deferred tax expense	245,115	166,369	57,287

Total income tax expense	$212,567	$191,989	$105,979

The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Deferred tax assets
Allowance for loan losses	$24,990	$22,510
State taxes	33,403	21,777
Stock based compensation	22,469	21,700

Total deferred tax assets	80,862	65,987

Deferred tax liabilities
MSRs and mortgage-backed securities	(678,264)	(410,294)
Other	(10,870)	(22,202)

Total deferred tax liabilities	(689,134)	(432,496)

Deferred tax liability, net	$(608,272)	$(366,509)

As of December 31, 2006, the Company had a net operating loss (“NOL”) carryforward of $110 million for state income tax purposes. The NOL carryforward has various expirations ranging five to 20 years through the year 2027.

The effective income tax rate differed from the federal statutory rate for 2006 and 2005 as follows:

	Year Ended December 31,
	2006	2005

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal tax effect	3.3%	4.6%
Other items, net	(0.0)%	(0.1)%

Effective income tax rate	38.3%	39.5%

The effective tax rate on earnings for the year ended December 31, 2006 decreased to 39.1% from the 39.5% for the year ended December 31, 2005. The decline was due to a lower blended state tax rate as the Company further expanded geographically into states with lower tax rates. The effect of the decline on the net deferred tax liability further reduced the effective tax rate for the year ended December 31, 2006 to 38.3%.

NOTE 19 — EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation:

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands, except per share data)

December 31, 2006
Basic earnings	$342,929	67,701	$5.07
Effect of options, restricted stocks and warrants	—	3,417	(0.25)

Diluted earnings	$342,929	71,118	$4.82

December 31, 2005
Basic earnings	$293,128	62,760	$4.67
Effect of options and restricted stocks	—	3,355	(0.24)

Diluted earnings	$293,128	66,115	$4.43

December 31, 2004
Basic earnings	$162,065	59,513	$2.72
Effect of options and restricted stocks	—	2,497	(0.11)

Diluted earnings	$162,065	62,010	$2.61

In November 2001, we issued 3,500,000 warrants, each convertible into 1.5972 shares of Indymac Bancorp’s common stock, as part of the WIRES offering (described more in detail in Note 12 — Other Borrowings). At December 31, 2006, 935,636 warrants remained outstanding at an average exercise price of $31.68 per share. These outstanding warrants were included in our 2006, 2005 and 2004 dilutive earnings per share calculation.

Options to purchase 56,100 shares of common stock at weighted average exercise price of $44.86 were outstanding at December 31, 2006. These options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the ending balance in accumulated other comprehensive loss for each component:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net unrealized loss on mortgage-backed securities available for sale:
AAA-rated agency securities	$(387)	$(141)	$(84)
AAA-rated non-agency securities	(18,595)	(26,219)	(11,754)
Other investment and non-investment grade securities	523	1,354	4,191
Residual securities	—	626	—

Net unrealized loss on mortgage-backed securities available for sale	(18,459)	(24,380)	(7,647)
Net unrealized (loss) gain on derivatives used in cash flow hedges	(6,812)	9,223	(12,657)
Adjustment to initially apply SFAS 158, net of tax	(6,168)	—	—

Total	$(31,439)	$(15,157)	$(20,304)

The following table presents the changes to other comprehensive loss and the related tax effect for each component:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net unrealized gain (loss) on mortgage-backed securities available for sale	$9,987	$(27,658)	$(3,708)
Related tax (expense) benefit	(4,066)	10,925	1,465
Net (loss) gain on derivatives used in cash flow hedges	(26,430)	36,165	13,873
Related tax benefit (expense)	10,395	(14,285)	(5,480)
Adjustment to initially apply SFAS 158	(10,128)	—	—
Related tax benefit	3,960	—	—

Change to accumulated other comprehensive loss	$(16,282)	$5,147	$6,150

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

Commitments

We enter into a number of commitments in the normal course of business. These commitments expose us to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the consolidated balance sheets. The following types of non-derivative commitments were outstanding at years ended:

	December 31,
	2006	2005
	(Dollars in thousands)

Undisbursed loan commitments:
Reverse Mortgages	$426,977	$109,896
Builder construction	858,525	923,993
Consumer construction	1,317,346	1,346,415
HELOC	1,582,748	731,395
Revolving warehouse lending	465,222	152,384
Letters of credit	$14,042	$16,078

Indymac Bank notifies trustees of certain securitization trusts when we intend to exercise our clean-up call rights. A clean-up call right is an option we retain when we securitize our loans and retain the related servicing rights. This option allows us to purchase the remaining loans from the securitization trusts if the amount of outstanding loans falls to a specified level, generally 10% of the original securitized loan pool balance. At this level, the costs of servicing these loans exceeds the economic benefit of servicing the loans. At December 31, 2006 and 2005, there were no loan purchase commitments under our clean-up call rights. Indymac Bank exercises its clean-up call rights based on management’s assessment of the economic benefits and costs associated with such transactions.

In 2002, the Company entered into agreements with two mortgage insurance companies to reimburse those companies for any losses incurred on certain portfolios of single-family mortgage loans. The total single-family mortgage loans covered by these agreements was $13.0 million and $20.0 million as of December 31, 2006 and 2005, respectively. The Company’s obligations under these agreements are accounted for in the secondary marketing reserve, which is included in other liabilities on the consolidated balance sheets. The Company paid total reimbursements, net of premiums received from borrowers, of $0.1 million and $0.9 million in 2006 and 2005, respectively, related to these agreements.

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

Leases

We lease office facilities and equipment under lease agreements extending through 2016. Future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, are as follows for the years ended December 31:

Year	Total
(Dollars in
thousands)

2007	$36,119
2008	33,107
2009	29,467
2010	22,505
2011	17,842
Thereafter	43,287

Total	$182,327

Sublease rental income totaling $3.3 million reduced the above rental commitments. Rental expense, net of sublease income, for all operating leases was $33.5 million, $22.0 million, and $15.3 million, in 2006, 2005, and 2004, respectively.

NOTE 22 — RELATED PARTY LOANS

At December 31, 2006 and 2005, we had $1.7 million and $2.0 million, respectively, in notes receivable from our employees. There were no such loans outstanding with directors. These loans have varying interest rates and terms and were mostly secured by Indymac stock or real estate.

NOTE 23 — REGULATORY REQUIREMENTS

Federal Reserve Board regulations require depository institutions to maintain certain deposit reserve balances. One of our subsidiaries, Indymac Bank, is a depository institution required to maintain deposit reserves under the Federal Reserve Board regulations. At December 31, 2006, Indymac Bank’s deposit reserve balance of $16.8 million, included in cash and cash equivalents on the consolidated balance sheets, met the required level.

Indymac Bank’s primary federal regulatory agency, the Office of Thrift Supervision (“OTS”), requires savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital and risk-based capital. To meet general minimum adequately capitalized requirements, a savings association must maintain a tangible capital ratio of 1.5%, a Tier 1 core capital ratio of 3% for strong rated associations that are not anticipating or experiencing significant growth and have well-diversified risks, including no undue interest rate exposure, excellent asset quality, high liquidity, and good earnings, and 4% for others, and a risk-based capital ratio of 8%. Most associations are expected to maintain capital levels in excess of the above-mentioned capital levels. The OTS regulations also specify minimum requirements to be considered a “well-capitalized institution.” A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater. Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital must be equal to at least 6% of risk-weighted assets. In order not to be deemed “critically undercapitalized” and therefore subject to immediate remedial action, a savings association must maintain a tangible equity to tangible assets ratio of 2%. As of December 31, 2006, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations. However, the characterization of Indymac Bank as “well-capitalized” by the OTS is for “prompt corrective action” purposes only and does not necessarily characterize Indymac Bank’s financial condition.

The Company’s business is primarily focused on single-family lending and the related production and sale of loans. As such, the accumulation of MSRs is a large component of our strategy. As of December 31, 2006, the capitalized value of MSRs was $1.8 billion. OTS regulations generally impose higher capital requirements on MSRs that exceed total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets. We have flexibility to sell or retain MSRs and the ability to increase our capital base through retention of earnings and other capital raising activities. While management believes that compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.

The OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale which are either delinquent or more than 90 days old since origination are supported by capital two times that of similar prime loans. These subprime loans totaled $101.6 million at December 31, 2006. The impact of the additional risk- weighting criteria related to subprime loans had the effect of reducing Indymac’s total risk-based capital by 5 basis points.

In December 2006, the federal bank and thrift regulatory agencies issued an interim decision that any amounts reported in AOCI resulting from the adoption of SFAS 158 should be excluded from regulatory capital until the regulatory agencies determine otherwise. As a result, $4.9 million in AOCI was excluded from our regulatory capital.

The following presents Indymac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at December 31, 2006 and 2005:

	Capital Ratios
	Tangible	Tier 1 Core	Tier 1 Risk-based	Total Risk-Based
	(Dollars in thousands)

December 31, 2006
As reported pre-subprime risk-weighting	7.39%	7.39%	11.40%	11.77%
Adjusted for additional subprime risk weighting	7.39%	7.39%	11.35%	11.72%
Well-capitalized minimum	2.00%	5.00%	6.00%	10.00%
Excess over well-capitalized minimum requirement	$1,533,111	$679,311	$872,953	$280,645
December 31, 2005
As reported pre-subprime risk-weighting	8.21%	8.21%	12.08%	12.50%
Adjusted for additional subprime risk weighting	8.21%	8.21%	11.78%	12.20%
Well-capitalized minimum	2.00%	5.00%	6.00%	10.00%
Excess over well-capitalized minimum requirement	$1,256,885	$649,211	$736,281	$279,460

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

In addition to applicable OTS regulatory requirements, Indymac Bank is required to maintain compliance with various servicing covenants such as a minimum net worth requirement. Management believes Indymac Bank was in compliance with all material financial covenants as of December 31, 2006 and 2005.

NOTE 24 — BENEFIT PLANS

Stock Incentive Plans

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

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB No. 25 and related Interpretations, as permitted by SFAS 123. No stock option compensation cost was recognized in the Statement of Earnings as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-retrospective-transition method. Under this method, compensation cost recognized for 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statements 123 and 123(R), respectively.

The Company’s income before income taxes and net income for the year ended December 31, 2006 included stock option compensation cost of $9.6 million and $6.0 million, respectively, which represented $0.09 and $0.08 impact on both basic and dilutive earnings per share, respectively. The Company’s net income for the years ended December 31, 2005 and 2004 have been retrospectively adjusted to reflect pre-tax stock option compensation cost of $12.1 million and $14.0 million, respectively. The retrospectively adjusted dilutive earnings per share for the years ended December 31, 2005 and 2004 were $4.43 and $2.61, respectively.

The fair value of each option award is estimated on the date of grant. For grants issued on and after January 1, 2006, the fair value is determined using an enhanced binomial lattice model. For options granted prior to January 1, 2006, the fair value of these awards was based on the fair value calculated for purposes of the SFAS 123 pro-forma disclosures which used the Black Scholes option pricing model. The assumptions used in the valuations for options granted during the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Expected volatility	28.11-28.44%	25.96%-29.42%	28.80-31.31%
Expected dividends	4.00-4.60%	3.52-4.65%	2.83-4.17%
Weighted average expected term (in years)	6.89-7.34	5.00	5.00
Risk-free rate	4.54-4.73%	4.16-4.64%	3.75-4.51%

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

Option activity under the Plans as of December 31, 2006 and activity for the year then ended follows:

			Weighted
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options:	Shares	Price	Term	Fair Value
	(In thousands)

Options outstanding at December 31, 2005	7,851,820	$24.82
Options granted	788,140	39.11
Options exercised	(854,905)	23.50
Options canceled, forfeited and expired	(81,850)	36.22

Options outstanding at December 31, 2006	7,703,205	$26.31	5.73	$58,511

Options exercisable at December 31, 2006	6,034,693	$23.70	5.01	$44,720

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $9.13, $7.68 and $8.35, respectively. For the years ended December 31, 2006, 2005 and 2004, the total fair value of options exercised was $5.7 million, $10.9 million and $9.0 million, respectively.

The status of the Company’s nonvested shares as of December 31, 2006 and changes during the year then ended follows:

		Weighted-Average
		Grant-Date
		Fair Value
Nonvested Options:	Shares	per Share

Nonvested at December 31, 2005	2,660,324	$7.54
Granted	788,140	9.13
Vested	(1,701,246)	7.53
Canceled, forfeited and expired	(78,706)	8.17

Nonvested at December 31, 2006	1,668,512	$8.27

As of December 31, 2006, there was $8.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized in less than three years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, were $12.8 million, $14.3 million and $13.3 million, respectively.

Cash received from options exercised under the Plans for the years ended December 31, 2006, 2005 and 2004 was $20.1 million, $31.5 million and $28.1 million, respectively. The actual tax benefit for the tax deductions from option exercises totaled $6.6 million, $15.7 million and $11.9 million, respectively, for the years ended December 31, 2006, 2005 and 2004. To the extent the tax deductions exceed the amount previously expensed for financial accounting purposes, the related tax benefit on the excess is credited to equity, but only if that benefit can be realized currently.

The Company recorded compensation cost of $10.1 million, $5.6 million and $2.9 million related to the restricted stock granted under the Plans for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted stock activity under the Plans as of December 31, 2006 and changes during the year then ended follow:

		Weighted-Average
		Grant-Date
		Fair Value
Restricted Stock:	Shares	per Share

Nonvested at December 31, 2005	582,401	$32.59
Granted	554,189	41.09
Vested	(170,175)	24.20
Canceled and forfeited	(77,298)	38.13

Nonvested at December 31, 2006	889,117	$39.14

Pension Plan and Other Postretirement Benefit Plan

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

Historically, Indymac has maintained a Director Emeritus Plan (“DEP”), which provides certain retiring non-employee directors with a benefit based upon length of service as a director and the level of cash compensation for the three prior years. Participating directors are prohibited from competing with Bancorp or the Bank during the benefit period. The projected benefit obligation and unfunded status for the DEP was $2.1 million at December 31, 2006. Included in AOCI at December 31, 2006 is unrecognized prior service cost of $1.3 million. The estimated prior service cost that will be amortized from other comprehensive income into net periodic benefit cost during the year ending December 31, 2007 will be $1.0 million.

The Company adopted SFAS 158 on December 31, 2006 and the following table shows the incremental effect of applying the provisions of SFAS 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006:

	Before application		After Application
	of SFAS 158	Adjustments	of SFAS 158
	(Dollars in thousands)

Accrued pension cost	$3,802	$8,061	$11,863
Accrued postretirement cost	—	2,067	2,067
Deferred income taxes	612,232	(3,960)	608,272
Total liabilities	27,460,880	6,168	27,467,048
Other comprehensive income	(25,271)	(6,168)	(31,439)
Total Shareholders’ Equity	2,034,436	(6,168)	2,028,268

The following table sets forth the change in the pension benefit obligation, pension plan assets and accrued pension costs recognized in the accompanying balance sheets:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Change in benefit obligation
Projected benefit obligation, beginning of year	$37,895	$33,794
Service cost	6,052	5,946
Interest cost	2,301	1,810
Benefits paid including expense	(30)	(41)
Actuarial loss (gain)	462	(3,614)

Projected benefit obligation, end of year	$46,680	$37,895

Accumulated benefit obligation, end of year	$28,228	$22,619

Change in plan assets
Fair value of plan assets, beginning of year	$27,579	$20,149
Actual return on plan assets	3,427	868
Employer contributions	3,841	6,603
Benefits paid including expense	(30)	(41)

Fair value of plan assets, end of year	$34,817	$27,579

Accrued pension costs recognized in balance sheet
Funded status, end of year	$(11,863)	$(10,316)
Unamortized prior service cost	—	603
Unrecognized net actuarial loss	—	8,644

Accrued pension cost	$(11,863)	$(1,069)

Accrued pension cost is included in Other Liabilities on the consolidated balance sheets.

The components of net periodic expense for the DBP Plan are as follows:

	Year Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Service cost	$6,052	$5,946
Interest cost	2,301	1,810
Expected return on assets	(2,212)	(1,758)
Recognized actuarial loss	376	338
Amortization of prior service cost	56	56

Net periodic expense	$6,573	$6,392

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not been recognized in net periodic pension cost: unrecognized prior service costs of $0.5 million and unrecognized actuarial losses of $7.5 million. The estimated net actuarial loss and prior service cost for the DBP Plan that will be amortized from accumulated comprehensive income into net periodic pension expense during the year ended December 31, 2007 are $203,000 and $56,000, respectively.

The weighted average assumptions used in computing the preceding information as of December 31, 2006 and 2005 were as follows:

	Year Ended
	December 31,
	2006	2005

Benefit obligations:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Net periodic costs:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected return on assets	7.50%	7.50%

The DBP Plan’s weighted average asset allocation as of the measurement date, by asset category, is as follows:

	Year Ended
	December 31,
	2006	2005

Money market	—	—
Bond and mortgage	32%	35%
Large cap stock index	68%	65%

Total	100%	100%

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

During 2006 the Company contributed $3.8 million to the DBP Plan for the 2005 plan year. We expect to make contributions of $5.3 million in 2007 for the 2006 plan year. However, the Company is evaluating strategic options to phase out the plan which will reduce the amount of contributions.

The Company’s 2006 and 2005 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 7.5% for both years. In developing the long-term rate of return assumption, historical asset class returns as well as expected returns were evaluated based upon broad equity and bond indices. The expected long-term rate of return on plan assets assumes an asset allocation of approximately 68% in equity and 32% in fixed income financial instruments. The Employee Benefits Fiduciary Committee regularly reviews the asset allocation with its plan investment manager and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate. Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary.

The discount rate that was utilized for determining our pension obligation and net periodic cost was based on a review of long-term bonds that received one of the two highest ratings given by a recognized rating agency. The discount rate for our pension obligation remained the same at 6.00% in 2006.

The following table indicates the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

Year	Total
(Dollars in thousands)

2007	$108
2008	224
2009	247
2010	340
2011	493
2012-2016	5,945

Total	$7,357

Defined Contribution Plan

We also offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. Employees with one full month of continuous service may contribute up to 40% of annual compensation to a maximum of $15,000 of pre-tax annual compensation in 2006. We may determine, at our discretion, the amount of employer matching contributions to be made. During 2006, 2005 and 2004, the Company matched, for eligible participants following the completion of one year of service, 75% of the first 3% of the annual compensation contributed by the employee and 25% of the second 3% of the annual compensation contributed by the employee to the 401(k) Plan. We contributed a total of $8.4 million, $6.3 million, and $4.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. The employer matching contribution was made in cash.

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

NOTE 26 — QUARTERLY FINANCIAL DATA — UNAUDITED

Selected quarterly financial data follows for the years ended December 31, 2006 and 2005:

	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

2006
Interest income	$377,846	$412,211	$446,751	$514,208
Interest expense	250,636	282,057	310,040	381,562
Net interest income	127,210	130,154	136,711	132,646
Provision for loan losses	3,822	2,230	4,988	8,953
Gain on sale of loans and securities, net	138,584	209,917	179,193	160,842
Net earnings	79,849	104,659	86,180	72,241
Earnings per share(1):
Basic	$1.24	$1.57	$1.25	$1.02
Diluted	1.18	1.49	1.19	0.97
2005
Interest income	$224,352	$239,660	$291,783	$318,560
Interest expense	119,178	142,341	178,964	209,161
Net interest income	105,174	97,319	112,819	109,399
Provision for loan losses	2,490	2,407	3,528	1,553
Gain on sale of loans and securities, net	139,676	175,228	151,814	143,323
Net earnings	63,450	81,714	77,526	70,438
Earnings per share(1):
Basic	$1.03	$1.31	$1.23	$1.11
Diluted	0.98	1.24	1.16	1.06

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

NOTE 27 — SUBSEQUENT EVENTS — UNAUDITED

In January 2007, the Company has obtained an authorization from the Indymac Bancorp Board of Directors to purchase an additional $236.4 million of Indymac Bancorp common stock for a total current authorization of up to $300 million (see “Share Repurchase Activities” on page 15). Additionally, the Indymac Bank Board of Directors has approved the following capital raising initiatives: 1) issuing up to $500 million in non-cumulative perpetual preferred securities; and 2) issuing up to $200 million in senior subordinated debt.

On February 7, 2007, the Company entered into a definitive agreement with New York Mortgage Trust, Inc. (“NYMT”) to purchase certain assets of the retail mortgage banking platform of its wholly owned taxable REIT subsidiary, The New York Mortgage Company, LLC (“NYMC”), for an estimated purchase price of approximately $13.4 million, which includes an $8 million premium to the net book value of assets being acquired. NYMC is a $2 billion retail mortgage origination business with 32 office locations primarily in New York, New England and the Mid-Atlantic. The Company will purchase substantially all of the operating assets related to NYMC’s retail mortgage banking platform, including the use The New York Mortgage Company name, and assume certain liabilities of NYMC retail platform, including certain lease liabilities and obligations under the pipeline of loan applications. The Company will hire a majority of NYMC employees and assume a portion of the retention and severance expenses associated with the transaction. The transaction is subject to customary closing requirements and is expected to close by March 31, 2007, or earlier, subject to the clearance of any required regulatory approvals.

DIRECTORS

Indymac Bancorp & Indymac Bank

*Michael W. Perry Chairman & Chief Executive Officer	Patrick C. Haden General Partner Riordan, Lewis & Haden Equity Investments	Lydia H. Kennard Former Executive Director Los Angeles World Airports

Louis E. Caldera Professor of Law University of New Mexico	Terrance G. Hodel Former President & Chief Operating Officer North American Mortgage Company	Senator John F. Seymour (ret.) Former Chief Executive Officer Southern California Housing Development Corporation

*Lyle E. Gramley Senior Economic Adviser Stanford Washington Research Group	Robert L. Hunt II Former President & Chief Operating Officer Coast Savings Financial, Inc.	Bruce G. Willison Former Dean & Professor of Management University of California at Los Angeles, Anderson School of Management

Hugh M. Grant Retired Vice Chairman Ernst & Young, LLP

Indymac Bank

Stuart A. Gabriel Director & Lusk Chair in Real Estate University of Southern California Lusk Center for Real Estate	Gabrielle E. Greene General Partner Rustic Canyon/Fontis Capital	*Richard H. Wohl President Indymac Bank

EXECUTIVE COMMITTEE

*Michael W. Perry Chairman & Chief Executive Officer	James A. Fraser Executive Vice President Chief Executive Officer Consumer Construction Lending	*Raymond D. Matsumoto Executive Vice President Chief Technology Officer

*Richard H. Wohl President Indymac Bank	*Gulshan Garg Executive Vice President Emerging Bank	Ruthann K. Melbourne Executive Vice President Chief Risk Officer

Scott Keys Executive Vice President Chief Financial Officer	Kenneth R. Horner Executive Vice President Chief Administrative Officer	*Michelle Minier Executive Vice President Chief Executive Officer Financial Freedom

*S. Blair Abernathy Executive Vice President Chief Investment Officer	Terrence O. Hughes Executive Vice President General Counsel	Francisco Nebot Executive Vice President Director, Corporate Finance/ Treasurer

Ashwin Adarkar Executive Vice President Incubator and Mergers & Acquisitions	*Patrick A. Hymel Executive Vice President Retained Assets	Grosvenor G. Nichols Executive Vice President Corporate Communications & Culture

*James M. Banks Executive Vice President Conduit Division	R. Patterson Jackson III Executive Vice President Chief Executive Officer Commercial Real Estate	John D. Olinski Executive Vice President Secondary Marketing & Retained Assets

Brian N. Carter Executive Vice President Financial Planning and Management Accounting	*James R. Mahoney Chairman and Special Advisor Financial Freedom	Frank M. Sillman Executive Vice President Chief Executive Officer Indymac Mortgage Bank

*Gary D. Clark Executive Vice President Chief Executive Officer Home Equity Division	*Pamela K. Marsh Executive Vice President Office of the Chairman and CEO	Scott W. Van Dellen Executive Vice President Chief Executive Officer Homebuilder Division

Anthony L. Ebers Executive Vice President Chief Executive Officer Indymac Consumer Bank	Rayman K. Mathoda Executive Vice President Chief People Officer

EXECUTIVE VICE PRESIDENTS

*Drew R. Buccino Richard C. Lieber *Mark A. Mozilo	Mark C. Nelson *Joel M. Packer	Christopher Sherman Jules Vogel

SENIOR VICE PRESIDENTS

Anwar Akram
Canise A. Arredondo
James L. Barbour
*Alpino Benedetti
*Jeffrey M. Birdsell
Gavin T. Brady
Yun-ni Chen
*Christina Ching
*Marianne Churney
Hugo J. Correa
Larry Crisp
Todd A. Elling
Boulton A. Fernando
Eric Friedman
Brent H. Frost
Gregory Garrabrants
Molly J. Graham
Samir Grover
David R. Hayes
*Etta M. Helm
Simon Heyrick
*David Hickey
Linda F. Hitchcock
Dan Hoppes
George Huffman
Janice Kay Huey
Christina M. Hunt-Fuhr
Timothy J. Hurley
Greg Ingino
Leonard Israel II
Barton Johnson
Kurt G. Johnson
Stenwyn A. Joseph
Darin P. Judis
Tim W. Koger
Timothy J. Landwehr
Rick Lieber
Steven M. Majerus
*Karen M. Mastro
*Susan E. McGovney
Robert A. Morse
Ludwig Munevar
Christopher T. Newkirk
*Sharad Nishith
Jim Novack
Christopher A. Pappalardo
*Barbara Perez
Mahesh Pratapneni
John A. Quan
John J. Reed
William Rothman
Jim Scanlan
Joel A. Schiffman
Steven Schwimmer
Andrew J. Sciandra
*Ramanupam Sen
Kenneth Shellem
Robert M. Spellman
Gregory S. Sosnovich
Ondar R. Tarlow
*Walter Tharp
Brian K. Vieaux
Aaron D. Wade
Thomas Wagner
Rick Warren
Marie-Therese Wynne

*	Asterisk denotes managers and directors that have more than 10 years of service with Indymac.