Form 10-Q
period 2007-03-31
INDYMAC BANCORP INC
filed 2007-04-26
CIK 773468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8972

INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3983415 (I.R.S. Employer Identification No.)

888 East Walnut Street, Pasadena, California (Address of principal executive offices)	91101-7211 (Zip Code)

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

Common stock outstanding as of April 18, 2007: 73,589,134 shares

FORM 10-Q QUARTERLY REPORT
For the Period Ended March 31, 2007

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be deemed to be forward-looking statements within the meaning of the federal securities laws. The words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “goal,” “target,” and similar expressions identify forward-looking statements that are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, the effect of economic and market conditions including industry volumes and margins; the level and volatility of interest rates; the Company’s hedging strategies, hedge effectiveness and asset and liability management; the accuracy of subjective estimates used in determining the fair value of financial assets of Indymac; the credit risks with respect to our loans and other financial assets; the actions undertaken by both current and potential new competitors; the availability of funds from Indymac’s lenders and from loan sales and securitizations to fund mortgage loan originations and portfolio investments; the execution of Indymac’s growth plans and ability to gain market share in a significant market transition; the impact of disruptions triggered by natural disasters; the impact of current, pending or future legislation, regulations or litigation; and other risk factors described in the reports that Indymac files with the Securities and Exchange Commission, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its reports on Form 8-K. For further information on our risk factors, please refer to “Risk Factors” on pages 72 to 80 in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”).

References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “Indymac,” the “Company,” or “we” refer to the parent company and its consolidated subsidiaries. References to “Indymac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three months ended March 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE QUARTER

The following highlights the Company’s consolidated financial condition and results of operations for the quarters ended March 31, 2007 and 2006 and December 31, 2006:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in millions, except per share data)

Selected Balance Sheet Information (at period end)(1)
Cash and cash equivalents	$577	$442	$542
Securities (trading and available for sale)	5,253	4,564	5,443
Loans held for sale	10,511	7,434	9,468
Loans held for investment	8,988	8,784	10,177
Allowance for loan losses	(68)	(57)	(62)
Mortgage servicing rights	2,053	1,354	1,822
Other	2,380	1,682	2,105
Total Assets	29,694	24,203	29,495
Deposits	11,452	8,266	10,898
Advances from Federal Home Loan Bank	10,350	7,995	10,413
Other borrowings	4,313	5,195	4,637
Other liabilities	1,525	1,104	1,519
Total Liabilities	27,640	22,560	27,467
Shareholders’ Equity	2,055	1,644	2,028
Income Statement(1)
Net interest income before provision for loan losses	$135	$127	$133
Provision for loan losses	11	4	9
Gain on sale of loans	118	141	165
Service fee income	49	31	22
Loss on mortgage-backed securities, net	(5)	(3)	(4)
Fee and other income	16	12	13
Net revenues	302	305	320
Operating expenses	216	172	211
Net earnings	52	80	72
Basic earnings per share(2)	0.72	1.24	1.02
Diluted earnings per share(3)	0.70	1.18	0.97
Other Operating Data
Single Family Residence (“SFR”) mortgage production	$25,569	$19,977	$25,946
Total loan production(4)	25,930	20,340	26,328
Mortgage industry share(5)	3.92%	3.19%	3.64%
Pipeline of SFR mortgage loans in process(6)	16,112	11,681	11,821
Loans sold	24,537	16,708	23,417
Loans sold/mortgage loans produced	96%	84%	90%
Mortgage loans serviced for others (as of period end)(7)	156,144	96,512	139,817
Total mortgage loans serviced (as of period end)	171,955	109,703	155,656
Average full-time equivalent employees	8,755	7,229	8,477

Three Months Ended
March 31,	March 31,	December 31,
2007	2006	2006
(Dollars in millions, except per share data)

Other Per Share Data
Dividends declared per share	$0.50	$0.44	$0.50
Dividend payout ratio(8)	71%	37%	52%
Book value per share at period end	27.93	25.00	27.78
Closing price per share at period end	32.05	40.93	45.16
Average Common Shares (in thousands)
Basic	72,297	64,310	71,059
Diluted	74,305	67,528	74,443
Performance Ratios
Return on average equity (“ROE”) (annualized)	10.45%	20.26%	14.56%
Return on average assets (“ROA”) (annualized)	0.60%	1.22%	0.85%
Net interest income to pretax income after minority interest	157.24%	96.25%	122.52%
Net interest margin	1.77%	2.15%	1.76%
Net interest margin, thrift(9)	2.11%	2.42%	2.09%
Mortgage banking revenue (“MBR”) margin on loans sold(10)	0.68%	1.10%	0.91%
Efficiency ratio(11)	69%	56%	64%
Operating expenses to loan production	0.83%	0.84%	0.80%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$31,030	$24,034	$29,868
Average equity	2,033	1,598	1,969
Debt to equity ratio(12)	13.5:1	13.7:1	13.5:1
Core capital ratio(13)	7.41%	7.62%	7.39%
Risk-based capital ratio(13)	11.28%	11.26%	11.72%
Non-performing assets to total assets	1.09%	0.43%	0.63%
Allowance for loan losses to total loans held for investment	0.75%	0.65%	0.61%
Allowance for loan losses to non-performing loans held for investment	44.11%	106.12%	57.51%
Loan Loss Activity
Net charge-offs	$(3,825)	$(1,669)	$(7,602)
Allowance for loan losses to annualized net charge-offs	4.4	x	8.6	x	2.0x
Provision for loan losses to net charge-offs	279.40%	229.00%	117.77%
Net charge-offs (annualized) to average non-performing loans held for investment	11.69%	13.71%	32.47%
Net charge-offs (annualized) to average loans held for investment	0.15%	0.08%	0.31%

(1)	The items under the balance sheet and income statement sections are rounded individually and therefore may not necessarily add to the total.

(2)	Net earnings for the period divided by weighted average basic shares outstanding for the period.

(3)	Net earnings for the period divided by weighted average dilutive shares outstanding for the period.

(4)	Includes newly originated commitments on construction loans.

(5)	Our market share is calculated based on our total loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all channels (the numerator) divided by the Mortgage Bankers Association (“MBA”) April 23, 2007 Mortgage Finance Long-Term Forecast estimate of the overall mortgage market (the denominator). As we review industry publications such as National Mortgage News, we have confirmed that our calculation is consistent with its methodologies for reporting market share of Indymac and our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

(6)	The amount includes $3.3 billion, $1.3 billion and $1.9 billion of non-specific rate locks on bulk purchases in our conduit channel at March 31, 2007, March 31, 2006 and December 31, 2006, respectively.

(7)	Mortgage loans serviced for others represent the unpaid principal balance on loans sold with servicing retained by Indymac. Total mortgage loans serviced includes mortgage loans serviced for others and mortgage loans owned by and serviced for Indymac.

(8)	Dividends declared per common share as a percentage of diluted earnings per share.

(9)	Net interest margin, thrift represents the combined margin from thrift, elimination and other, and corporate overhead.

(10)	Mortgage banking revenue margin is calculated using the sum of consolidated gain on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(11)	Defined as operating expenses divided by net interest income and other income.

(12)	Debt includes deposits.

(13)	Ratio is for Indymac Bank and excludes unencumbered cash at the Parent Company available for investment in Indymac Bank. Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

SUMMARY OF OVERALL RESULTS

Three Months ended March 31, 2007

The Company recorded net earnings of $52.4 million, or $0.70 per share, for the first quarter of 2007. This represents a decrease of 34% and 41% in net earnings and earnings per share compared with the net earnings of $79.8 million, or $1.18 per share, for the first quarter of 2006. Return on equity also decreased to 10% for the first quarter of 2007 from 20% for the first quarter of 2006. The decline in profitability is mainly attributable to lower MBR margin, lower thrift net interest margin and higher credit costs.

Although operating in a tougher mortgage environment, the Company’s total SFR mortgage production for the first quarter of 2007 grew 28% to $25.6 billion over the $20.0 billion for the first quarter of 2006 but remained relatively flat from the $25.9 billion for the fourth quarter of 2006. Market share based on the industry volume published by the MBA on April 23, 2007 increased to 3.92% from 3.19% and 3.64% for the quarters ended March 31, 2006 and December 31, 2006, respectively. Pipeline of SFR mortgage loans in process reached a record high of $16.1 billion, up from $11.7 billion and $11.8 billion for the quarters ended March 31, 2006 and December 31, 2006, respectively.

MBR margin declined to 0.68% for the quarter ended March 31, 2007 from 1.10% and 0.91% for the quarters ended March 31, 2006 and December 31, 2006, respectively. Our MBR margin declined primarily due to spread widening caused by the secondary market disruption in the first quarter of 2007, higher credit costs attendant with early payment defaults on loans prior to sale, an increased secondary market reserve provision and a loss on sale of loans previously held for investment. The Company sold $24.5 billion, or 96% of mortgage loans produced, generating $117.5 million in gain on sale in the first quarter of 2007. By comparison, the Company sold $16.7 billion, or 84% of mortgage loans produced, generating $141.2 million in gain on sale during the same period last year.

Thrift net interest margin was 2.11% for the quarter ended March 31, 2007, down from 2.42% for the quarter ended March 31, 2006 but comparable to the 2.09% for the quarter ended December 31, 2006. The Company continues to be negatively impacted by the inverted yield curve as the spread between the average 10-year treasury rate and the average one-month LIBOR worsened from negative 0.05% to negative 0.64%. Although our average interest earning assets grew 29% to $31.0 billion for the first quarter of 2007 compared to the same quarter a year ago, total net interest income increased only 6% to $135.1 million.

Credit costs during the current quarter increased significantly related to the loans held for sale portfolio, loans held for investment portfolio and secondary market reserve due primarily to increased delinquencies, non-performing loans and early payment defaults. As a result, credit related mark-to-market adjustments on loans held for sale increased $25.8 million to $65.3 million while provision for loan losses was $10.7 million during the first quarter of 2007. Moreover, the Company repurchased $224 million of loans mainly due to early payment defaults in the first quarter of 2007. Accordingly, provision for the secondary market reserve increased to $31.7 million compared to $4.5 million a year ago, and $13.2 million in the fourth quarter of 2006.

Operating expenses increased 26% to $215.8 million for the first quarter of 2007 compared to the first quarter of 2006. This is consistent with the growth in our operations and infrastructure investments to execute on our strategy to increase production and revenue as evidenced by an increase in average full-time equivalent employees (“FTE”) of 21% to 8,755 for the first quarter of 2007 compared to the first quarter of 2006. However, as a result of the cost saving initiatives we implemented beginning in January 2007, our operating expenses increased by 2% compared to the fourth quarter of 2006. The initiatives included a hiring freeze on non-revenue generating personnel, base salary freeze company-wide, significant variable compensation tied to revenue and EPS growth and goals to increase outsourcing and cut 5% of our non-labor expenses from our fourth quarter of 2006 run rate. Average FTE increased 3% from the fourth quarter of 2006.

SUMMARY OF BUSINESS SEGMENT RESULTS

The following tables summarize the Company’s financial results for the three months ended March 31, 2007 and 2006, by its two primary segments via each of its operating divisions. In the first quarter of 2007, we expanded our segment metrics to provide greater transparency in evaluating channel performance. The most significant change in the presentation of these segments is the separation of the “Other Retained Assets” from “MSRs and Other Retained Assets” under the mortgage banking segment and its inclusion in the thrift segment as “Residuals and Non-Investment Grade securities.” Along with the “Investment Grade” securities, there are now two components to the “Total Mortgage-Backed Securities” division under the thrift segment. This change enables us to manage all securities under one portfolio. This arrangement also allows for a more balanced utilization of capital by blending the capital requirements of these two portfolios of assets. See the “Capital Management” section at page 21 for further information on capital utilization. Lastly, “Interdivision Hedge Transactions” has been created to eliminate the effect of hedging transactions between the production divisions and the mortgage servicing divisions. For further discussions of other divisions within the mortgage banking and thrift segments, please refer to our 2006 10-K, pages 21 and 22.

The tables below summarize the quarter-over-quarter performance of Indymac’s divisions. Detailed operating results for each division are provided on pages 9 to 13.

			Consumer
			Mortgage	Commercial	Total			Total
	Production	Mortgage	Banking	Mortgage	Mortgage		Elimination	Operating	Corporate	Total
	Divisions	Servicing	Overhead(1)	Banking	Banking	Thrift	& Other	Results	Overhead	Company
	(Dollars in thousands)

Net Income Q107	$44,035	$24,905	$(9,300)	$(672)	$58,968	$29,945	$(7,504)	$81,409	$(29,027)	$52,382
Net Income Q106	64,555	11,661	(7,948)	—	68,268	45,436	(9,821)	103,883	(24,034)	79,849

$ Change	(20,520)	13,244	(1,352)	(672)	(9,300)	(15,491)	2,317	(22,474)	(4,993)	(27,467)
% Change	(32)%	114%	(17)%	N/A	(14)%	(34)%	24%	(22)%	(21)%	(34)%
Average Capital Q107	$679,808	$332,085	$6,637	$3	$1,018,533	$851,976	$2,057	$1,872,566	$160,333	$2,032,899
Average Capital Q106	510,832	197,253	12,509	—	720,594	727,465	1,792	1,449,851	148,455	1,598,306
% Change	33%	68%	(47)%	N/A	41%	17%	15%	29%	8%	27%
ROE Q107	26%	30%	N/A	N/A	23%	14%	N/A	18%	N/A	10%
ROE Q106	51%	24%	N/A	N/A	38%	25%	N/A	29%	N/A	20%
% Change	(49)%	27%	N/A	N/A	(39)%	(44)%	N/A	(39)%	N/A	(48)%

	Mortgage Banking Production Divisions
		Mortgage Professionals Group
	Consumer						Financial	Production
	Direct	Retail	Wholesale	Correspondent	Conduit	Total	Freedom	Divisions
	(Dollars in thousands)

Net Income Q107	$110	$(527)	$12,994	$2,609	$816	$15,892	$28,033	$44,035
Net Income Q106	(688)	(118)	41,853	5,842	9,638	57,215	8,028	64,555

$ Change	$798	$(409)	$(28,859)	$(3,233)	$(8,822)	$(41,323)	$20,005	$(20,520)
% Change	(116)%	(347)%	(69)%	(55)%	(92)%	(72)%	249%	(32)%
Average Capital Q107	$6,552	$845	$234,272	$64,391	$239,364	$538,872	$134,384	$679,808
Average Capital Q106	12,765	—	204,467	46,483	179,170	430,120	67,947	510,832
% Change	(49)%	N/A	15%	39%	34%	25%	98%	33%
ROE Q107	7%	N/A	22%	16%	1%	12%	85%	26%
ROE Q106	(22)%	N/A	83%	51%	22%	54%	48%	51%
% Change	131%	N/A	(73)%	(68)%	(94)%	(78)%	77%	(49)%

	Thrift
				Consumer
	Mortgage-	Prime SFR	Home	Construction	Builder
	Backed	Mortgage	Equity	and Lot	Construction	Warehouse	Discontinued
	Securities	Loans	Division	Loans	Financing	Lending	Products	Total Thrift
	(Dollars in thousands)

Net Income Q107	$9,770	$(185)	$5,293	$7,637	$6,740	$723	$(33)	$29,945
Net Income Q106	11,592	12,548	8,317	7,531	5,676	(112)	(116)	45,436

$ Change	$(1,822)	$(12,733)	$(3,024)	$106	$1,064	$835	$83	$(15,491)
% Change	(16)%	(101)%	(36)%	1%	19%	746%	72%	(34)%
Average Capital Q107	$219,454	$253,595	$122,934	$127,733	$106,815	$18,300	$3,145	$851,976
Average Capital Q106	136,493	220,742	152,023	113,989	95,000	5,513	3,705	727,465
% Change	61%	15%	(19)%	12%	12%	232%	(15)%	17%
ROE Q107	18%	—	17%	24%	26%	16%	(4)%	14%
ROE Q106	34%	23%	22%	27%	24%	(8)%	(13)%	25%
% Change	(48)%	(101)%	(21)%	(10)%	6%	294%	66%	(44)%

(1)	Included production division overhead, servicing overhead and secondary marketing overhead of $3.2 million, $3.1 million and $3.0 million, respectively, for the first quarter of 2007. For the first quarter of 2006, the production division overhead, servicing overhead and secondary marketing overhead were $3.5 million, $2.2 million and $2.2 million, respectively.

Total capital deployed in our operating business segments increased 29% to $1.9 billion in the first quarter of 2007 and earned a 18% return on equity before the impact of corporate overhead. Net of corporate overhead and including the excess undeployed capital, Indymac’s average capital of $2.0 billion earned a 10% return on equity, down from 20% a year ago.

We deployed 33% of our capital, or $679.8 million into our mortgage production divisions in the first quarter of 2007, an increase of 33% over the first quarter of 2006. However, the return on equity declined by almost half from 51% to 26% reflecting much narrower MBR margins. MBR margin declined from 1.03% to 0.69% year over year, mainly due to widening spread caused by the disruptions in the secondary market and increased credit costs. The secondary market in the first quarter of 2007 was characterized by fewer buyers offering significantly lower prices. This is especially evident in the conduit division as net income declined 92% during the period. As a result, net income from the mortgage production divisions dropped 32% to $44.0 million. While earnings were negatively impacted by declining MBR margin, loan production grew 25% over the first quarter of 2006. Volume from the wholesale and correspondent divisions contributed $2.6 billion or 54% to this growth. Our conduit division also reflected an increase in production of 36%. Finally, our reverse mortgage division continued to demonstrate strong returns with earnings and production growth of 249% and 9%, respectively.

We deployed 16% of our capital, or $332.1 million, into the mortgage servicing divisions, up from 12% one year ago. The divisions earned a 30% ROE, an increase of 27% over the first quarter of 2006. Production from the customer retention division more than doubled to $1.1 billion. In addition, the division’s MBR margin increased 22 basis points to 1.42%. Combined with the increase in service fee income of $7.4 million due mostly to increased mortgage servicing assets and strong hedge performance, mortgage servicing divisions’ earnings increased 114% to $24.9 million for the first quarter of 2007.

We deployed 42% of our capital, or $852.0 million, to the thrift segment, a 17% increase over last year. Thrift’s return on equity declined from 25% to 14% over the same period. Thrift net interest margin for the Company declined from 2.42% to 2.11%. Factors contributing to the decline included negative impact from the inverted yield curve and increased credit costs due to worsening delinquencies. As a result, net interest income dropped 8% despite of a 23% increase in average interest earning assets and net income dropped further by 34% to $29.9 million for the first quarter 2007. However, this segment has to take steps in improving the net interest margin and the credit quality of its portfolio. During the first quarter of 2007, the thrift segment identified $1.3 billion of lower yielding loans and transferred them to the held for sale portfolio for future sale. The transfer also improved the portfolio’s product mix by reducing the percentage of interest only and 80/20 loans. $0.5 billion of these loans were sold during the quarter while we anticipate the remaining portion will be sold in the second quarter. Overall, the segment recognized a GAAP loss of $4.5 million related to the transfer before considering any offsetting hedge gains, which must be amortized over the remaining original term of the hedges according to GAAP.

DETAIL CHANNEL SEGMENT RESULTS

The following tables summarize the Company’s financial results for the three months ended March 31, 2007 and 2006, illustrating the revenues earned by its two primary segments via each of its operating divisions:

			Consumer
			Mortgage	Commercial	Total			Total
	Production	Mortgage	Banking	Mortgage	Mortgage		Elimination	Operating	Corporate	Total
	Divisions	Servicing	O/H(1)	Banking	Banking	Thrift	& Other(2)	Results	Overhead	Company
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$49,762	$(5,052)	$58	$1	$44,769	$69,820	$24,235	$138,824	$(3,754)	$135,070
Provision for loan losses	—	—	—	—	—	(10,687)	—	(10,687)	—	(10,687)
Gain (loss) on sale of loans	110,387	17,261	—	—	127,648	12,004	(22,109)	117,543	—	117,543
Service fee income	7,190	43,928	—	—	51,118	490	(2,421)	49,187	—	49,187
Gain (loss) on securities	—	(265)	—	—	(265)	(5,759)	677	(5,347)	—	(5,347)
Other income	673	3,798	1,206	2	5,679	9,081	931	15,691	625	16,316

Net revenues (expense)	168,012	59,670	1,264	3	228,949	74,949	1,313	305,211	(3,129)	302,082
Operating expenses	156,818	21,852	16,535	1,106	196,311	29,700	14,230	240,241	44,535	284,776
Deferral of expenses under SFAS 91	(61,517)	(3,077)	—	—	(64,594)	(3,924)	(78)	(68,596)	—	(68,596)

Pretax income (loss)	72,711	40,895	(15,271)	(1,103)	97,232	49,173	(12,839)	133,566	(47,664)	85,902

Net income (loss)	$44,035	$24,905	$(9,300)	$(672)	$58,968	$29,945	$(7,504)	$81,409	$(29,027)	$52,382

Relevant Financial and Performance Data
Average interest-earning assets	$12,751,754	$908,581	$2,623	$22	$13,662,980	$17,057,623	$(90,717)	$30,629,886	$399,712	$31,029,598
Allocated capital	679,808	332,085	6,637	3	1,018,533	851,976	2,057	1,872,566	160,333	2,032,899
Loans produced	23,613,994	1,118,417	N/A	1,000	24,733,411	1,196,960	N/A	25,930,371	N/A	25,930,371
Loans sold	23,216,581	1,177,631	N/A	N/A	24,394,212	2,167,639	(2,025,039)	24,536,812	N/A	24,536,812
MBR margin	0.69%	1.47%	N/A	N/A	0.54%	0.55%	N/A	N/A	N/A	0.68%
ROE	26%	30%	N/A	N/A	23%	14%	N/A	18%	N/A	10%
ROA	1.37%	3.14%	N/A	N/A	1.46%	0.71%	N/A	0.98%	N/A	0.60%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	N/A	1.66%	N/A	N/A	N/A	2.11%
Average FTE	4,958	278	1,186	14	6,436	647	319	7,402	1,353	8,755

Three Months Ended March 31, 2006
Operating Results
Net interest income	$43,251	$(3,296)	$(146)	$—	$39,809	$75,662	$13,578	$129,049	$(1,839)	$127,210
Provision for loan losses	—	—	—	—	—	(3,822)	—	(3,822)	—	(3,822)
Gain (loss) on sale of loans	134,209	4,322	—	—	138,531	15,676	(13,008)	141,199	—	141,199
Service fee income	4,437	36,573	—	—	41,010	1,020	(11,141)	30,889	—	30,889
Gain (loss) on securities	—	(9,187)	—	—	(9,187)	979	5,593	(2,615)	—	(2,615)
Other income	613	867	866	—	2,346	9,084	(410)	11,020	654	11,674

Net revenues (expense)	182,510	29,279	720	—	212,509	98,599	(5,388)	305,720	(1,185)	304,535
Operating expenses	133,657	11,460	13,771	—	158,888	27,966	10,459	197,313	38,280	235,593
Deferral of expenses under SFAS 91	(57,349)	(1,328)	—	—	(58,677)	(3,974)	(575)	(63,226)	—	(63,226)

Pretax income (loss)	106,202	19,147	(13,051)	—	112,298	74,607	(15,272)	171,633	(39,465)	132,168

Net income (loss)	$64,555	$11,661	$(7,948)	$—	$68,268	$45,436	$(9,821)	$103,883	$(24,034)	$79,849

Relevant Financial and Performance Data
Average interest-earning assets	$8,976,934	$387,795	$3,614	$—	$9,368,343	$13,875,551	$(84,647)	$23,159,247	$874,926	$24,034,173
Allocated capital	510,832	197,253	12,509	—	720,594	727,465	1,792	1,449,851	148,455	1,598,306
Loans produced	18,836,170	427,355	N/A	—	19,263,525	1,076,525	N/A	20,340,050	N/A	20,340,050
Loans sold	17,265,075	309,466	N/A	—	17,574,541	1,243,892	(2,110,246)	16,708,187	N/A	16,708,187
MBR margin	1.03%	1.40%	N/A	N/A	0.79%	1.26%	N/A	N/A	N/A	1.10%
ROE	51%	24%	N/A	N/A	38%	25%	N/A	29%	N/A	20%
ROA	2.85%	2.79%	N/A	N/A	2.52%	1.31%	N/A	1.68%	N/A	1.22%
Net interest margin, thrift.	N/A	N/A	N/A	N/A	N/A	2.21%	N/A	N/A	N/A	2.42%
Average FTE	4,021	170	958	—	5,149	659	295	6,103	1,126	7,229

(1)	Included production division overhead, servicing overhead and secondary marketing overhead of $3.2 million, $3.1 million and $3.0 million, respectively, for the first quarter of 2007. For the first quarter of 2006, the production division overhead, servicing overhead and secondary marketing overhead were $3.5 million, $2.2 million and $2.2 million, respectively.

(2)	Included are eliminations, deposits, and treasury items, the details of which are provided on page 13.

The following tables provide additional detail on the results for the mortgage production divisions of our mortgage banking segment for the three months ended March 31, 2007 and 2006:

		Mortgage Professionals Group
						Total	Financial
						Mortgage	Freedom	Total
	Consumer					Professionals	(Reverse	Production
	Direct	Retail	Wholesale	Correspondent	Conduit	Group	Mortgage)	Divisions

Three Months Ended March 31, 2007
Operating Results
Net interest income	$391	$45	$18,546	$4,977	$20,088	$43,656	$5,715	$49,762
Provision for loan losses	—	—	—	—	—	—	—	—
Gain (loss) on sale of loans	3,888	547	48,944	3,816	(9,904)	43,403	63,096	110,387
Gain (loss) on securities	—	—	—	—	—	—	7,190	7,190
Service fee income	—	—	—	—	—	—	—	—
Other income	184	418	—	—	(130)	288	201	673

Net revenues (expense)	4,463	1,010	67,490	8,793	10,054	87,347	76,202	168,012
Operating expenses	7,805	1,998	89,211	11,818	8,714	111,741	37,272	156,818
Deferral of expenses under SFAS 91	(3,522)	(123)	(43,057)	(7,309)	—	(50,489)	(7,506)	(61,517)

Pretax income (loss)	180	(865)	21,336	4,284	1,340	26,095	46,436	72,711

Net income (loss)	$110	$(527)	$12,994	$2,609	$816	$15,892	$28,033	$44,035

Relevant Financial and Performance Data
Average interest-earning assets	$133,841	$17,997	4,664,135	$1,228,276	$5,724,044	$11,634,452	$983,461	$12,751,754
Allocated capital	6,552	845	234,272	64,391	239,364	538,872	134,384	679,808
Loans produced	319,503	49,332	10,632,218	3,023,925	8,367,590	22,073,065	1,221,426	23,613,994
Loans sold	329,077	44,730	10,167,185	2,894,620	8,254,935	21,361,470	1,526,034	23,216,581
MBR Margin	1.30%	N/A	0.66%	0.30%	0.12%	0.41%	4.51%	0.69%
Pretax/income/loan sold	0.05%	N/A	0.21%	0.15%	0.02%	0.12%	3.04%	0.31%
ROE	7%	N/A	22%	16%	1%	12%	85%	26%
ROA	0.32%	N/A	1.13%	0.86%	0.06%	0.55%	9.27%	1.37%
Net interest margin	1.18%	N/A	1.61%	1.64%	1.42%	1.52%	2.36%	1.58%
Average FTE	281	78	2,690	284	177	3,229	1,448	4,958
Three Months Ended March 31, 2006
Operating Results
Net interest income	$766	$—	$16,790	$3,477	$20,852	$41,119	$1,366	$43,251
Provision for loan losses	—	—	—	—	—	—	—	—
Gain (loss) on sale of loans	9,150	—	84,698	10,454	1,667	96,819	28,240	134,209
Gain (loss) on securities	—	—	—	—	—	—	4,437	4,437
Service fee income	—	—	—	—	—	—	—	—
Other income	(33)	—	—	—	235	235	411	613

Net revenues (expense)	9,883	—	101,488	13,931	22,754	138,173	34,454	182,510
Operating expenses	17,342	193	71,278	9,914	6,928	88,313	28,002	133,657
Deferral of expenses under SFAS 91	(6,329)	—	(38,514)	(5,576)	—	(44,090)	(6,930)	(57,349)

Pretax income (loss)	(1,130)	(193)	68,724	9,593	15,826	93,950	13,382	106,202

Net income (loss)	$(688)	$(118)	$41,853	$5,842	$9,638	$57,215	$8,028	$64,555

Relevant Financial and Performance Data
Average interest-earning assets	$231,300	$—	$3,778,924	$856,353	$3,814,192	$8,449,469	$296,165	$8,976,934
Allocated capital	12,765	—	204,467	46,483	179,170	430,120	67,947	510,832
Loans produced	525,270	—	8,780,708	2,276,214	6,135,724	17,192,646	1,118,254	18,836,170
Loans sold	509,978	—	7,968,626	2,095,509	5,645,770	15,709,905	1,045,192	17,265,075
MBR Margin	1.94%	—	1.27%	0.66%	0.40%	0.88%	2.83%	1.03%
Pretax/income/loan sold	(0.22)%	—	0.86%	0.46%	0.28%	0.60%	1.28%	0.62%
ROE	(22)%	—	83%	0.51%	22%	54%	48%	51%
ROA	(1.14)%	—	4.48%	2.76%	1.02%	2.73%	7.37%	2.85%
Net interest margin	1.34%	—	1.80%	1.65%	2.22%	1.97%	1.87%	1.95%
Average FTE	462	5	2,153	209	135	2,502	1,057	4,021

The following tables provide additional detail on the results for mortgage servicing division of our mortgage banking segment for the three months ended March 31, 2007 and 2006:

	Mortgage		Total
	Servicing	Customer	Mortgage
	Rights	Retention	Servicing
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$(8,135)	$3,083	$(5,052)
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	532	16,729	17,261
Service fee income	43,928	—	43,928
Gain (loss) on sale of securities	(265)	—	(265)
Other income	1,799	1,999	3,798

Net revenues (expense)	37,859	21,811	59,670
Operating expenses	11,188	10,664	21,852
Deferral of expenses under SFAS 91	—	(3,077)	(3,077)

Pretax income (loss)	26,671	14,224	40,895

Net income (loss)	$16,243	$8,662	$24,905

Relevant Financial and Performance Data
Average interest-earning assets	$214,057	$694,524	$908,581
Allocated capital	300,419	31,666	332,085
Loans produced	—	1,118,417	1,118,417
Loans sold	—	1,177,631	1,177,631
MBR Margin	N/A	1.42%	1.47%
Pretax income/loan sold	N/A	N/A	N/A
ROE	22%	111%	30%
ROA	2.61%	5.04%	3.14%
Net interest margin	N/A	N/A	N/A
Average FTE	91	187	278
Three Months Ended March 31, 2006
Operating Results
Net interest income	$(4,083)	$787	$(3,296)
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	670	3,652	4,322
Service fee income	36,581	(8)	36,573
Gain (loss) on sale of securities	(9,187)	—	(9,187)
Other income	—	867	867

Net revenues (expense)	23,981	5,298	29,279
Operating expenses	6,591	4,869	11,460
Deferral of expenses under SFAS 91	—	(1,328)	(1,328)

Pretax income (loss)	17,390	1,757	19,147

Net income (loss)	$10,591	$1,070	$11,661

Relevant Financial and Performance Data
Average interest-earning assets	$184,453	$203,342	$387,795
Allocated capital	186,904	10,349	197,253
Loans produced	—	427,355	427,355
Loans sold	4,934	304,532	309,466
MBR Margin	N/A	1.20%	1.40%
Pretax income/loan sold	N/A	N/A	N/A
ROE	23%	42%	24%
ROA	2.88%	2.12%	2.79%
Net interest margin	N/A	N/A	N/A
Average FTE	79	91	170

The following tables provide additional detail on the results for divisions of our thrift segment for the three months ended March 31, 2007 and 2006:

	Thrift
		Non-
		Investment	Total
	Investment	Grade and	Mortgage-	Prime SFR	Home	Consumer
	Grade	Residual	Backed	Mortgage	Equity	Construction	Homebuilder	Warehouse	Discontinued	Total
	Securities	Securities	Securities	Loans	Division	Division	Division	Lending	Products	Thrift
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$6,956	$10,718	$17,674	$14,251	$7,030	$13,781	$15,119	$1,466	$499	$69,820
Provision for loan losses	—	—	—	(8,500)	(170)	(1,402)	—	(115)	(500)	(10,687)
Gain (loss) on sale of loans	—	—	—	(4,967)	8,084	8,887	—	—	—	12,004
Service fee income	—	—	—	—	490	—	—	—	—	490
Gain (loss) on securities	(222)	(1,377)	(1,599)	—	(4,120)	(40)	—	—	—	(5,759)
Other income	613	—	613	503	1,668	5,312	294	691	—	9,081

Net revenues (expense)	7,347	9,341	16,688	1,287	12,982	26,538	15,413	2,042	(1)	74,949
Operating expenses	284	360	644	1,590	4,592	15,896	6,070	854	54	29,700
Deferral of expenses under SFAS 91	—	—	—	—	(302)	(1,898)	(1,724)	—	—	(3,924)

Pretax income (loss)	7,063	8,981	16,044	(303)	8,692	12,540	11,067	1,188	(55)	49,173

Net income (loss)	$4,301	$5,469	$9,770	$(185)	$5,293	$7,637	$6,740	$723	$(33)	$29,945

Relevant Financial and Performance Data
Average interest-earning assets	$4,406,164	$270,994	$4,677,158	$6,724,536	$1,563,737	$2,646,508	$1,182,040	$229,115	$34,529	$17,057,623
Allocated capital	82,473	136,981	219,454	253,595	122,934	127,733	106,815	18,300	3,145	851,976
Loans produced	—	—	—	—	24,676	812,508	359,776	—	—	1,196,960
Loans sold	—	—	—	737,527	740,327	689,785	—	—	—	2,167,639
ROE	21%	16%	18%	0%	17%	24%	26%	16%	(4)%	14%
ROA	0.39%	7.08%	0.83%	(0.01)%	1.33%	1.17%	2.33%	1.28%	(0.44)%	0.71%
Net interest margin, thrift.	0.64%	16.04%	1.53%	0.86%	1.82%	2.11%	5.19%	2.59%	5.86%	1.66%
Efficiency ratio	4%	4%	4%	16%	33%	50%	28%	40%	11%	30%
Average FTE	4	5	9	11	82	391	125	29	—	647
Three Months Ended March 31, 2006
Operating Results
Net interest income	$11,152	$6,824	$17,976	$22,373	$10,235	$11,295	$12,665	$414	$704	$75,662
Provision for loan losses	—	—	—	(1,750)	—	(941)	(250)	(71)	(810)	(3,822)
Gain (loss) on sale of loans	—	—	—	122	6,454	9,100	—	—	—	15,676
Service fee income	—	—	—	—	1,020	—	—	—	—	1,020
Gain (loss) on securities	(832)	2,625	1,793	384	(1,523)	325	—	—	—	979
Other income	—	—	—	332	1,991	6,230	236	295	—	9,084

Net revenues (expense)	10,320	9,449	19,769	21,461	18,177	26,009	12,651	638	(106)	98,599
Operating expenses	228	507	735	857	4,787	15,901	4,780	822	84	27,966
Deferral of expenses under SFAS 91	—	—	—	—	(266)	(2,258)	(1,450)	—	—	(3,974)

Pretax income (loss)	10,092	8,942	19,034	20,604	13,656	12,366	9,321	(184)	(190)	74,607

Net income (loss)	$6,146	$5,446	$11,592	$12,548	$8,317	$7,531	$5,676	$(112)	$(116)	$45,436

Relevant Financial and Performance Data
Average interest-earning assets	$2,723,048	$146,080	$2,869,128	$5,541,875	$2,038,001	$2,354,582	$971,064	$56,218	$44,683	$13,875,551
Allocated capital	55,854	80,639	136,493	220,742	152,023	113,989	95,000	5,513	3,705	727,465
Loans produced	—	—	—	—	29,584	684,156	362,785	—	—	1,076,525
Loans sold	—	—	—	—	586,055	657,837	—	—	—	1,243,892
ROE	45%	27%	34%	23%	22%	27%	24%	(8)%	(13)%	25%
ROA	0.90%	11.62%	1.59%	0.91%	1.62%	1.30%	2.39%	(0.81)%	(1.21)%	1.31%
Net interest margin, thrift.	1.66%	18.95%	2.54%	1.64%	2.04%	1.95%	5.29%	2.99%	6.39%	2.21%
Efficiency ratio	2%	5%	4%	4%	25%	51%	26%	116%	12%	23%
Average FTE	5	7	12	13	67	441	102	24	—	659

The following tables provide additional detail on deposits, treasury and eliminations for the three months ended March 31, 2007 and 2006:

			Eliminations
				Interdivision
			Interdivision	Hedge
	Deposits	Treasury	Loan Sales	Transactions	Other	Total
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$—	$9,634	$9,054	$—	$5,547	$24,235
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(14,381)	(7,728)	—	(22,109)
Service fee income	—	—	(1,340)	7,728	(8,809)	(2,421)
Gain (loss) on sale of securities	—	—	677	—	—	677
Other income	958	563	—	—	(590)	931

Net revenues (expense)	958	10,197	(5,990)	—	(3,852)	1,313
Operating expenses	6,501	11,709	—	—	(3,980)	14,230
Deferral of expenses under SFAS 91	—	—	—	—	(78)	(78)

Pretax income (loss)	(5,543)	(1,512)	(5,990)	—	206	(12,839)

Net income (loss)	$(3,376)	$(921)	$(3,648)	$—	$441	$(7,504)

Relevant Financial and Performance Data
Average interest-earning assets	$179	$—	$(90,896)	$—	$—	$(90,717)
Allocated capital	2,057	—	—	—	—	2,057
Loans produced	N/A	N/A	N/A	N/A	N/A	N/A
Loans sold	N/A	N/A	(2,025,039)	N/A	N/A	(2,025,039)
ROE	N/A	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A	N/A
Average FTE	277	42	—	—	—	319
Three Months Ended March 31, 2006
Operating Results
Net interest income	$—	$3,556	$6,799	$—	$3,223	$13,578
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(13,008)	—	—	(13,008)
Service fee income	—	—	(5,138)	—	(6,003)	(11,141)
Gain (loss) on sale of securities	—	—	5,593	—	—	5,593
Other income	790	180	—	—	(1,380)	(410)

Net revenues (expense)	790	3,736	(5,754)	—	(4,160)	(5,388)
Operating expenses	5,969	7,742	—	—	(3,252)	10,459
Deferral of expenses under SFAS 91	—	—	—	—	(575)	(575)

Pretax income (loss)	(5,179)	(4,006)	(5,754)	—	(333)	(15,272)

Net income (loss)	$(3,154)	$(2,440)	$(3,504)	$—	$(723)	$(9,821)

Relevant Financial and Performance Data
Average interest-earning assets	$192	$—	$(84,839)	$—	$—	$(84,647)
Allocated capital	1,792	—	—	—	—	1,792
Loans produced	N/A	N/A	N/A	N/A	N/A	N/A
Loans sold	N/A	N/A	(2,110,246)	N/A	N/A	(2,110,246)
ROE	N/A	N/A	N/A	N/A	N/A	N/A
ROA	N/A	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A	N/A
Average FTE	256	39	—	—	—	295

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

Under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), certain fees and related incremental direct costs associated with originating loans are required to be deferred when incurred. SFAS 91 fees and expenses are deferred at production and subsequently recognized at sale. This is reflected as a reclassification reducing operating expenses and loan fees with the net deferral reported as a component of the gain on sale. The deferral of direct origination costs is shown separately as a contra to the gross operating expenses in the detail segment tables on pages 9 to 13 to enable the computation of gross cost per funded loan.

The Company hedges the MSRs to protect their economic value. The results in the business segment tables above reflect the economic fair value of MSRs. Also during the second quarter of 2006, the Company revised its capital allocation on MSRs to more closely conform to regulatory capital rules. Prior period segment data was revised accordingly.

Production divisions and mortgage servicing are exposed to movements in the intermediate fixed-rate loan spreads. Tighter spreads benefit mortgage bank as they lead to improved loan sales execution while wider spreads lead to slower projected prepayment speed and an increase in the MSR value. Due to the inherent difficulty in hedging the movement of these spreads, the potential for an internal hedge exists whereby the risks from the spread movements will be shared between the two groups. Starting in the first quarter of 2007, the production divisions and mortgage servicing entered into an inter-divisional transaction to economically hedge their respective financial risks to mortgage spreads for certain products in the absence of readily available derivative instruments. Mortgage spread is the difference between mortgage interest rates and LIBOR/Swap rates. With all else remaining constant, when mortgage spreads widen, as was the case in the first quarter of 2007, the pipeline of mortgage loans held for sale is negatively impacted and mortgage servicing is positively impacted. The impact of the hedges has been reflected in the respective channel results with the consolidation adjustment recorded under “Interdivision Hedge Transactions” within eliminations.

The Company’s corporate overhead costs such as corporate salaries and related expenses, and non-recurring corporate items are not allocated to the operating channels. Also, for purposes of calculating average interest-earning assets, the allowance for loan losses is excluded.

PRODUCT PROFITABILITY ANALYSIS

As part of our process of measuring results and holding managers responsible for specific targets, we evaluate profitability at the product level in addition to our segment results. We currently have four product groups: standard consumer home loans held for sale, specialty consumer home loans held for sale and/or investment, home loans and related investment, and specialty commercial loans held for investment. Please refer to our 2006 10-K, pages 29 to 30, for further discussion on the products included within each product group.

The following tables summarize the profitability for each of the four product groups and the loan servicing operations for the three months ended March 31, 2007 and 2006:

			Home
	Standard	Specialty	Loans &	Specialty
	Consumer	Consumer	Related	Commercial			Total
	Home Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$37,219	$42,225	$34,704	$19,322	$280	$1,320	$135,070
Provision for loan losses	—	(1,923)	(8,500)	(264)	—	—	(10,687)
Gain (loss) on sale of loans	25,680	79,569	12,294	—	—	—	117,543
Service fee income	—	11,700	36,942	—	—	545	49,187
Gain (loss) on sale of securities	—	27	(5,374)	—	—	—	(5,347)
Other income	—	8,269	3,116	1,697	563	2,671	16,316

Net revenue (expense)	62,899	139,867	73,182	20,755	843	4,536	302,082
Variable expenses	60,035	41,715	4,451	3,155	—	—	109,356
Deferral of expenses under SFAS 91	(47,452)	(17,014)	(2,312)	(1,818)	—	—	(68,596)
Fixed expenses	51,827	25,165	16,960	6,168	2,355	72,945	175,420

Pretax income (loss)	(1,511)	90,001	54,083	13,250	(1,512)	(68,409)	85,902

Net income (loss)	$(920)	$54,564	$32,937	$8,069	$(921)	$(41,347)	$52,382

Balance Sheet Data
Average interest-earning assets	$11,212,591	$5,655,547	$12,156,616	$1,623,528	$—	$381,316	$31,029,598
Allocated capital	$500,702	$395,620	$741,762	$140,667	$—	$254,148	$2,032,899
Performance Ratios
ROE	(1)%	56%	18%	23%	N/A	N/A	10%
Net interest margin	1.35%	3.03%	1.16%	4.83%	N/A	N/A	1.77%
MBR margin	0.34%	2.36%	0.64%	N/A	N/A	N/A	0.68%
Efficiency ratio	102%	35%	23%	36%	N/A	N/A	69%
Operating Data
Loan production	$20,346,404	$4,187,584	$969,709	$426,674	$—	$—	$25,930,371
Loans sold	$18,658,889	$3,962,765	$1,915,158	$—	$—	$—	$24,536,812
Three Months Ended March 31, 2006
Operating Results
Net interest income	$30,281	$37,218	$44,651	$16,550	$(2,447)	$957	$127,210
Provision for loan losses	—	(1,679)	(1,750)	(393)	—	—	(3,822)
Gain (loss) on sale of loans	101,369	35,002	4,828	—	—	—	141,199
Service fee income	—	5,457	25,041	—	—	391	30,889
Gain (loss) on sale of securities	—	(1,198)	(1,417)	—	—	—	(2,615)
Other income	—	7,755	1,199	1,408	180	1,132	11,674

Net revenue (expense)	131,650	82,555	72,552	17,565	(2,267)	2,480	304,535
Variable expenses	57,065	38,270	987	3,258	—	—	99,580
Deferral of expenses under SFAS 91	(43,545)	(17,327)	(827)	(1,527)	—	—	(63,226)
Fixed expenses	39,093	19,684	11,386	3,340	1,739	60,771	136,013

Pretax income (loss)	79,037	41,928	61,006	12,494	(4,006)	(58,291)	132,168

Net income (loss)	$48,134	$25,412	$37,153	$7,608	$(2,440)	$(36,018)	$79,849

Balance Sheet Data
Average interest-earning assets	$7,712,367	$5,426,475	$8,778,529	$1,268,342	$811,173	$37,287	$24,034,173
Allocated capital	$362,914	$347,900	$553,657	$118,992	$43,332	$171,511	$1,598,306
Performance Ratios
ROE	54%	30%	27%	26%	N/A	N/A	20%
Net interest margin	1.59%	2.78%	2.06%	5.29%	N/A	N/A	2.15%
MBR margin	0.98%	1.60%	1.56%	N/A	N/A	N/A	1.10%
Efficiency ratio	40%	48%	16%	28%	N/A	N/A	56%
Operating Data
Loan production	$15,535,796	$4,077,455	$317,525	$409,274	$—	$—	$20,340,050
Loans sold	$13,395,747	$3,002,974	$309,466	$—	$—	$—	$16,708,187

The following tables provide details on the profitability for the standard consumer home loans held for sale for the three months ended March 31, 2007 and 2006:

	Standard Consumer Home Loans Held for Sale
	Agency
	Conforming/
	Jumbo	Alt-A	Subprime	Total
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$602	$32,782	$3,835	$37,219
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	(897)	31,738	(5,161)	25,680
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	(295)	64,520	(1,326)	62,899
Variable expenses	3,155	48,083	8,797	60,035
Deferral of expenses under SFAS 91	(2,494)	(38,005)	(6,953)	(47,452)
Fixed expenses	2,578	43,363	5,886	51,827

Pretax income (loss)	(3,534)	11,079	(9,056)	(1,511)

Net income (loss)	$(2,152)	$6,747	$(5,515)	$(920)

Balance Sheet Data
Average interest-earning assets	$234,313	$10,406,526	$571,752	$11,212,591
Allocated capital	$9,485	$456,639	$34,578	$500,702
Performance Ratios
ROE	(92)%	6%	(65)%	(1)%
Net interest margin	1.04%	1.28%	2.72%	1.35%
MBR margin	(0.05)%	0.38%	(0.14)%	0.34%
Efficiency ratio	N/M	83%	(583)%	102%
Operating Data
Loan production	$578,339	$18,704,030	$1,064,035	$20,346,404
Loans sold	$580,450	$17,101,239	$977,200	$18,658,889
Three Months Ended March 31, 2006
Operating Results
Net interest income	$443	$26,701	$3,137	$30,281
Provision for loan losses	—	—	—	—
Gain (loss) on sale of loans	377	95,300	5,692	101,369
Service fee income	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—
Other income	—	—	—	—

Net revenues (expense)	820	122,001	8,829	131,650
Variable expenses	1,830	48,167	7,068	57,065
Deferral of expenses under SFAS 91	(1,723)	(36,355)	(5,467)	(43,545)
Fixed expenses	1,178	34,163	3,752	39,093

Pretax income (loss)	(465)	76,026	3,476	79,037

Net income (loss)	$(283)	$46,300	$2,117	$48,134

Balance Sheet Data
Average interest-earning assets	$114,839	$7,218,316	$379,212	$7,712,367
Allocated capital	$4,790	$334,582	$23,542	$362,914
Performance Ratios
ROE	(24)%	56%	36%	54%
Net interest margin	1.56%	1.50%	3.35%	1.59%
MBR margin	0.40%	0.97%	1.31%	0.98%
Efficiency ratio	157%	38%	61%	40%
Operating Data
Loan production	$208,142	$14,786,384	$541,270	$15,535,796
Loans sold	$206,998	$12,515,637	$673,112	$13,395,747

The following tables provide details on the profitability for the specialty consumer home loans held for sale and/or investment for the three months ended March 31, 2007 and 2006:

	Specialty Consumer Home Loans Held for Sale and/or Investment
	HELOCs/	Reverse
	Seconds	Mortgages	CTP/Lot	Discontinued	Total
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$20,890	$5,715	$15,121	$499	$42,225
Provision for loan losses	(170)	—	(1,253)	(500)	(1,923)
Gain (loss) on sale of loans	6,956	63,096	9,517	—	79,569
Service fee income	4,510	7,190	—	—	11,700
Gain (loss) on sale of securities	67	—	(40)	—	27
Other income	3,466	201	4,602	—	8,269

Net revenues (expense)	35,719	76,202	27,947	(1)	139,867
Variable expenses	11,350	23,012	7,353	—	41,715
Deferral of expenses under SFAS 91	(7,704)	(7,506)	(1,804)	—	(17,014)
Fixed expenses	3,601	14,260	7,250	54	25,165

Pretax income (loss)	28,472	46,436	15,148	(55)	90,001

Net income (loss)	$17,339	$28,033	$9,225	$(33)	$54,564

Balance Sheet Data
Average interest-earning assets	$2,210,168	$983,461	$2,427,389	$34,529	$5,655,547
Allocated capital	227,042	53,790	111,643	3,145	395,620
Performance Ratios
ROE	31%	211%	34%	(4)%	56%
Net interest margin	3.83%	2.36%	2.53%	5.86%	3.03%
MBR margin	0.86%	4.51%	1.38%	N/A	2.36%
Efficiency ratio	20%	39%	44%	11%	35%
Operating Data
Loan production	$1,702,862	$1,221,426	$1,263,296	$—	$4,187,584
Loans sold	$1,746,946	$1,526,034	$689,785	$—	$3,962,765
Three Months Ended March 31, 2006
Operating Results
Net interest income	$23,806	$1,366	$11,342	$704	$37,218
Provision for loan losses	—	—	(869)	(810)	(1,679)
Gain (loss) on sale of loans	(5,563)	28,240	12,325	—	35,002
Service fee income	1,020	4,437	—	—	5,457
Gain (loss) on sale of securities	(1,523)	—	325	—	(1,198)
Other income	1,991	411	5,353	—	7,755

Net revenues (expense)	19,731	34,454	28,476	(106)	82,555
Variable expenses	12,307	16,167	9,796	—	38,270
Deferral of expenses under SFAS 91	(8,216)	(6,930)	(2,181)	—	(17,327)
Fixed expenses	2,656	11,835	5,109	84	19,684

Pretax income (loss)	12,984	13,382	15,752	(190)	41,928

Net income (loss)	$7,907	$8,028	$9,593	$(116)	$25,412

Balance Sheet Data
Average interest-earning assets	$2,979,563	$296,165	$2,106,064	$44,683	$5,426,475
Allocated capital	$229,793	$19,504	$94,898	$3,705	$347,900
Performance Ratios
ROE	14%	167%	41%	(13)%	30%
Net interest margin	3.24%	1.87%	2.18%	6.39%	2.78%
MBR margin	0.46%	2.83%	1.87%	N/A	1.60%
Efficiency ratio	34%	61%	43%	12%	48%
Operating Data
Loan production	$1,643,233	$1,118,254	$1,315,968	$—	$4,077,455
Loans sold	$1,299,945	$1,045,192	$657,837	$—	$3,002,974

The following tables provide details on the profitability for the home loans and related investments and the loan servicing operations for the three months ended March 31, 2007 and 2006:

	Home Loans and Related Investments
	Retained Assets		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$4,845	$13,398	$16,461	$34,704
Provision for loan losses	—	—	(8,500)	(8,500)
Gain (loss) on sale of loans	17,261	—	(4,967)	12,294
Service fee income	36,942	—	—	36,942
Gain (loss) on sale of securities	(719)	(4,655)	—	(5,374)
Other income	2,000	613	503	3,116

Net revenues (expense)	60,329	9,356	3,497	73,182
Variable expenses	4,451	—	—	4,451
Deferral of expenses under SFAS 91	(2,312)	—	—	(2,312)
Fixed expenses	14,726	644	1,590	16,960

Pretax income (loss)	43,464	8,712	1,907	54,083

Net income (loss)	$26,470	$5,306	$1,161	$32,937

Balance Sheet Data
Average interest-earning assets	$904,721	$4,553,556	$6,698,339	$12,156,616
Allocated capital	$324,766	$164,449	$252,547	$741,762
Performance Ratios
ROE	33%	13%	2%	18%
Net interest margin	2.17%	1.19%	1.00%	1.16%
MBR margin	1.47%	N/A	N/A	0.64%
Efficiency ratio	28%	7%	13%	23%
Operating Data
Loan production	$969,709	$—	$—	$969,709
Loans sold	$1,177,631	$—	$737,527	$1,915,158
Three Months Ended March 31, 2006
Operating Results
Net interest income	$2,707	$17,976	$23,968	$44,651
Provision for loan losses	—	—	(1,750)	(1,750)
Gain (loss) on sale of loans	4,706	—	122	4,828
Service fee income	25,041	—	—	25,041
Gain (loss) on sale of securities	(3,594)	1,793	384	(1,417)
Other income	867	—	332	1,199

Net revenues (expense)	29,727	19,769	23,056	72,552
Variable expenses	987	—	—	987
Deferral of expenses under SFAS 91	(827)	—	—	(827)
Fixed expenses	9,794	735	857	11,386

Pretax income (loss)	19,773	19,034	22,199	61,006

Net income (loss)	$12,042	$11,592	$13,519	$37,153

Balance Sheet Data
Average interest-earning assets	$387,795	$2,869,128	$5,521,606	$8,778,529
Allocated capital	$197,253	$136,493	$219,911	$553,657
Performance Ratios
ROE	25%	34%	25%	27%
Net interest margin	2.83%	2.54%	1.76%	2.06%
MBR margin	1.52%	N/A	N/A	1.56%
Efficiency ratio	33%	4%	3%	16%
Operating Data
Loan production	$317,525	$—	$—	$317,525
Loans sold	$309,466	$—	$—	$309,466

The following table provides details on the profitability for the specialty commercial loans held for investment for the three months ended March 31, 2007 and 2006:

	Specialty Commercial Loans Held for Sale and/or Investment
			Warehouse	Commercial
	Single Spec	Subdivision	lending	lending	Total
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$2,736	$15,119	$1,466	$1	$19,322
Provision for loan losses	(149)	—	(115)	—	(264)
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—
Other income	710	294	691	2	1,697

Net revenues (expense)	3,297	15,413	2,042	3	20,755
Variable expenses	729	2,426	—	—	3,155
Deferral of expenses under SFAS 91	(94)	(1,724)	—	—	(1,818)
Fixed expenses	564	3,644	854	1,106	6,168

Pretax income (loss)	2,098	11,067	1,188	(1,103)	13,250

Net income (loss)	$1,278	$6,740	$723	$(672)	$8,069

Balance Sheet Data
Average interest-earning assets	$212,351	$1,182,040	$229,115	$22	$1,623,528
Allocated capital	$15,549	$106,815	$18,300	$3	$140,667
Performance Ratios
ROE	33%	26%	16%	N/A	23%
Net interest margin	5.23%	5.19%	2.59%	N/A	4.83%
Efficiency ratio	35%	28%	40%	N/A	36%
Operating Data					N/A
Loan production	$65,898	$359,776	$—	$1,000	$426,674
Loans sold	$—	$—	$—	$—	$—
Three Months Ended March 31, 2006
Operating Results
Net interest income	$3,471	$12,665	$414	$—	$16,550
Provision for loan losses	(72)	(250)	(71)	—	(393)
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—
Other income	877	236	295	—	1,408

Net revenues (expense)	4,276	12,651	638	—	17,565
Variable expenses	630	2,628	—	—	3,258
Deferral of expenses under SFAS 91	(77)	(1,450)	—	—	(1,527)
Fixed expenses	366	2,152	822	—	3,340

Pretax income (loss)	3,357	9,321	(184)	—	12,494

Net income (loss)	$2,044	$5,676	$(112)	$—	$7,608

Balance Sheet Data
Average interest-earning assets	$241,060	$971,064	$56,218	$—	$1,268,342
Allocated capital	$18,479	$95,000	$5,513	$—	$118,992
Performance Ratios
ROE	45%	24%	N/A	N/A	26%
Net interest margin	5.84%	5.29%	N/A	N/A	5.29%
Efficiency ratio	21%	26%	N/A	N/A	28%
Operating Data
Loan production	$46,489	$362,785	$—	$—	$409,274
Loans sold	$—	$—	$—	$—	$—

The following table provides details on the overhead costs for the three months ended March 31, 2007 and 2006:

	Servicing OH	MB OH	Deposit OH	Corporate OH	Total Overhead
	(Dollars in thousands)

Three Months Ended March 31, 2007
Operating Results
Net interest income	$72	$(14)	$5,544	$(4,282)	$1,320
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	545	545
Gain (loss) on sale of securities	—	—	—	—	—
Other income	1,132	74	958	507	2,671

Net revenues (expense)	1,204	60	6,502	(3,230)	4,536
Variable expenses	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	6,287	10,248	12,045	44,365	72,945

Pretax income (loss)	(5,083)	(10,188)	(5,543)	(47,595)	(68,409)

Net income (loss)	$(3,096)	$(6,204)	$(3,376)	$(28,671)	$(41,347)

Balance Sheet Data
Average interest-earning assets	$—	$2,623	$179	$378,514	$381,316
Allocated capital	$(488)	$7,125	$2,057	$245,454	$254,148
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data	N/A	N/A	N/A	N/A	N/A
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—
Three Months Ended March 31, 2006
Operating Results
Net interest income	$(32)	$(114)	$2,898	$(1,795)	$957
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	391	391
Gain (loss) on sale of securities	—	—	—	—	—
Other income	669	197	790	(524)	1,132

Net revenues (expense)	637	83	3,688	(1,928)	2,480
Variable expenses	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	4,258	9,513	8,867	38,133	60,771

Pretax income (loss)	(3,621)	(9,430)	(5,179)	(40,061)	(58,291)

Net income (loss)	$(2,205)	$(5,743)	$(3,154)	$(24,916)	$(36,018)

Balance Sheet Data
Average interest-earning assets	$—	$3,614	$192	$33,481	$37,287
Allocated capital	$270	$12,239	$1,792	$157,210	$171,511
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

CAPITAL MANAGEMENT

As a federally regulated thrift, we are required to measure regulatory capital using two different methods: core capital and risk-based capital. Under the core capital method, a fixed percentage of capital is required against each dollar of assets without regard to the type of asset. Under the risk-based capital method, capital is held against assets which are adjusted for their relative risk using standard “risk weighting” percentages.

We allocate capital using the regulatory minimums for well-capitalized institutions for each applicable asset class. The ratios are below the minimums due to the use of trust preferred securities as a form of regulatory capital.

As the table below shows, certain asset types require more or less capital depending on the capital measurement method. For example, non-investment grade and residual securities are allocated 5.6% capital using core capital and 43.7% capital risk-based capital. These differing methods result in significantly different ROEs as shown. We attempt to manage our business segments and balance sheet to optimize capital efficiency under both capital methods.

The following table provides information on the core and risk-based capital ratios for the two primary segments and each of its operating divisions for the three months ended March 31, 2007:

	Total Assets		Core				Risk-Based
		% of	Avg.	% of			Avg.	% of
	Average	Total	Allocated	Total	Capital/		Allocated	Total	Capital/
	Assets	Assets	Capital	Capital	Assets	ROE	Capital	Capital	Assets	ROE
	($ in thousands)

Mortgage Banking:
Consumer Direct	$138,984	0.4%	$7,783	0.4%	5.6%	6%	$6,552	0.3%	4.7%	7%

Retail	18,142	0.1%	1,016	0.0%	5.6%	N/A	845	0.0%	4.7%	N/A
Wholesale	4,677,347	13.2%	261,931	12.9%	5.6%	20%	234,272	11.5%	5.0%	22%
Correspondent	1,230,616	3.5%	68.914	3.4%	5.6%	16%	64,391	3.2%	5.2%	16%
Conduit	5,773,537	16.3%	323,318	15.9%	5.6%	2%	239,364	11.8%	4.1%	1%

Total Mortgage Professionals	11,699,642	33.1%	655,179	32.2%	5.6%	10%	538,872	26.5%	4.6%	12%
Financial Freedom	1,226,568	3.5%	134,384	6.6%	11.0%	85%	134,384	6.6%	11.0%	85%

Total Production Divisions	13,065,194	37.0%	797,346	39.2%	6.1%	23%	679,808	33.4%	5.2%	26%

Mortgage Servicing Rights	2,520,626	7.1%	250,046	12.3%	9.9%	26%	300,419	14.8%	11.9%	22%
Servicing/Customer Retention	696,988	2.0%	39,031	1.9%	5.6%	91%	31,666	1.6%	4.5%	111%

Total Mortgage Servicing	3,217,614	9.1%	289,077	14.2%	9.0%	34%	332,085	16.3%	10.3%	30%

Mortgage Bank Overhead	151,288	0.4%	8,472	0.4%	5.6%	N/A	6,637	0.3%	4.4%	N/A

Total Consumer Mortgage Banking	16,434,096	46.5%	1,094,895	53.9%	6.7%	22%	1,018,530	50.1%	6.2%	24%
Commercial Mortgage Banking	37	0.0%	2	0.0%	5.4%	N/A	3	0.0%	8.1%	N/A

Total Mortgage Banking	16,434,133	46.5%	1,094,897	53.9%	6.7%	22%	1,018,533	50.1%	6.2%	23%
Thrift:
Investment grade securities	4,432,220	12.5%	248,204	12.2%	5.6%	9%	82,473	4.1%	1.9%	21%
Non-investment grade and residuals	313,441	0.9%	17,553	0.9%	5.6%	104%	136,981	6.7%	43.7%	16%

Total Mortgage-Backed Securities	4,745,661	13.4%	265,757	13.1%	5.6%	15%	219,454	10.8%	4.6%	18%
Consumer lending portfolio
Prime SFR mortgage loans	6,757,210	19.1%	378,404	18.6%	5.6%	1%	253,595	12.5%	3.8%	—
Home equity division	1,609,056	4.6%	90,477	4.5%	5.6%	23%	122,934	6.0%	7.6%	17%

Total Consumer Loans	8,366,266	23.7%	468,881	23.1%	5.6%	5%	376,529	18.5%	4.5%	6%
Consumer construction division	2,651,736	7.5%	148,497	7.3%	5.6%	21%	127,733	6.3%	4.8%	24%

Total Consumer Thrift Activities	11,018,002	31.2%	617,378	30.4%	5.6%	9%	504,262	24.8%	4.6%	10%

Home builder division	1,171,999	3.3%	65,632	3.2%	5.6%	40%	106,815	5.3%	9.1%	26%
Warehouse Lending	229,385	0.6%	12,846	0.6%	5.6%	21%	18,300	0.9%	8.0%	16%

Total Commercial Thrift Activities	1,401,384	4.0%	78,478	3.9%	5.6%	37%	125,115	6.2%	8.9%	24%
Discontinued products	30,192	0.1%	1,691	0.1%	5.6%	(11)%	3,145	0.2%	10.4%	(4)%

Total Thrift Activities	17,195,239	48.7%	963,304	47.4%	5.6%	13%	851,976	41.9%	5.0%	14%
Consumer Bank — Deposits	50,341	0.1%	2,819	0.1%	5.6%	N/A	2,057	0.1%	4.1%	N/A
Treasury	—	—	—	—	N/A	N/A	—	—	N/A	N/A
Eliminations	—	—	—	—	N/A	N/A	—	—	N/A	N/A

Total Operating Activities	33,679,713	95.3%	2,061,020	101.4%	6.1%	16%	1,872,566	92.1%	5.6%	18%
Corporate overhead	1,661,208	4.7%	(28,121)	(1.4)%	(1.7)%	N/A	160,333	7.9%	9.7%	N/A %

Total Company	$35,340,921	100.0%	$2,032,899	100.0%	5.8%	10%	$2,032,899	100.0%	5.8%	10%

LOAN PRODUCTION

We recorded SFR mortgage loan production of $25.6 billion for the three months ended March 31, 2007, up 28% from the first quarter of 2006 but down slightly from the fourth quarter of 2006. Total loan production, including commercial loan production, reached $25.9 billion for the three months ended March 31, 2007. At March 31, 2007, our total pipeline of loans in process reached a record high at $16.1 billion, up 36% from December 31, 2006. On April 23, 2007, the MBA issued an estimate of the industry volume for the first quarter of 2007 of $653 billion, which represents an 8% decline from the fourth quarter of 2006 but a 4% increase from the first quarter of 2006. Based on this estimate, our market share is 3.92% for the quarter ended March 31, 2007, up from 3.19% and 3.64% in the quarters ended March 31, 2006 and December 31, 2006, respectively.

Contributing to this year over year growth was the strong performance from the mortgage professionals group, whose volume increased 28% year over year accounting for 87% of overall SFR mortgage production growth. Sales force for the mortgage professionals group’s wholesale and correspondent channels increased 46% from a year ago while active customers increased 16% during the same period. We also significantly improved our retention activities with volume from the servicing retention channel increasing 162% during the same period. Although Financial Freedom also saw a 9% growth in its reverse mortgage production from the first quarter of 2006, its volume actually decreased 15% from the fourth quarter of 2006 due largely to increased competition. The production growth in these channels from the first quarter of 2006 was driven by the hiring of new salespeople, increased customer penetration due to expanded product offering and expansion into new regions. Starting March 2007, we now offer commercial real estate loans.

The following summarizes our loan production by channel for the quarters ended March 31, 2007 and 2006, and December 31, 2006:

	Three Months Ended
	March 31,	March 31,	Percent	December 31,	Percent
	2007	2006	Change	2006	Change
	(Dollars in millions)

Production by Channel:
SFR Mortgage Loan Production:
Mortgage Professionals Group:
Wholesale(1)	$10,632	$8,781	21%	$9,972	7%
Correspondent	3,024	2,276	33%	2,957	2%
Conduit	8,368	6,136	36%	9,416	(11)%
Retail	49	—	N/M	7	543%
Consumer Direct	320	525	(39)%	418	(23)%
Financial Freedom	1,221	1,118	9%	1,441	(15)%
Servicing Retention	1,118	427	162%	1,010	11%
Home Equity Division	25	30	(17)%	17	47%
Consumer Construction and Lot	812	684	19%	708	15%

Total SFR Mortgage Loan Production	25,569	19,977	28%	25,946	(1)%
Commercial Loan Production:
Commercial Real Estate	1	—	N/M	—	N/M
Builder Construction	360	363	(1)%	382	(6)%

Total Production	$25,930	$20,340	27%	$26,328	(2)%

(1)	Wholesale channel includes $1.3 billion, $627 million, and $1.1 billion of production from wholesale inside sales for the quarters ended March 31, 2007 and 2006 and December 31, 2006, respectively. The wholesale inside sales force focuses on small and geographically remote mortgage brokers through centralized in-house sales personnel instead of field sales personnel.

Key production drivers for mortgage professionals’ wholesale and correspondent channels, for the three months ended March 31, 2007 and 2006 and December 31, 2006 follow:

	Three Months Ended
	March 31,	March 31,	Percent	December 31,	Percent
	2007	2006	Change	2006	Change

Key Production Drivers:
Active customers(1)	8,290	7,174	16%	7,927	5%
Sales personnel	1,182	811	46%	1,025	15%
Number of regional offices	16	13	23%	16	—

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

The following summarizes our loan production by product type for the quarters ended March 31, 2007 and 2006 and December 31, 2006:

	Three Months Ended
	March 31,	March 31,	Percent	December 31,	Percent
	2007	2006	Change	2006	Change
	(Dollars in millions)

Production by Product Type:
Standard First Mortgage Products:
Alt-A	$19,996	$15,449	29%	$20,504	(2)%
Agency conforming	723	279	159%	474	53%
Subprime	1,084	554	96%	886	22%

Total standard first mortgage products (S&P evaluated)	21,803	16,282	34%	21,864	—
Specialty Consumer Home Mortgage Products:
Home equity line of credit(1)/Seconds	1,703	1,643	4%	1,856	(8)%
Reverse mortgages	1,221	1,118	9%	1,441	(15)%
Consumer construction(1)	842	934	(10)%	785	7%

Subtotal SFR mortgage production	25,569	19,977	28%	25,946	(1)%
Commercial Loan Products:
Commercial Real Estate	1	—	N/M	—	N/M
Builder construction commitments(1)	360	363	(1)%	382	(6)%

Total production	$25,930	$20,340	27%	$26,328	(2)%

(1)	Amounts represent total commitments.

The following tables provide additional information on our SFR mortgage production and pipeline by purpose, interest rate type and geographic distribution for the quarters ended March 31, 2007 and 2006 and December 31, 2006:

	As of and for the Three Months Ended
	March 31,	March 31,	Percent	December 31,	Percent
	2007	2006	Change	2006	Change
	(Dollars in millions)

Production and Pipeline by Purpose:
SFR mortgage loan production:
Purchase transactions	$9,274	$7,778	19%	$9,445	(2)%
Cash-out refinance transactions	11,226	9,779	15%	11,956	(6)%
Rate/term refinance transactions	5,069	2,420	109%	4,545	12%

Total single-family mortgage production	$25,569	$19,977	28%	$25,946	(1)%

% purchase and cash-out refinance transactions	80%	88%		82%
Mortgage industry market share	3.92%	3.19%	23%	3.64%	8%
Mortgage pipeline:
Purchase transactions	$5,278	$4,517	17%	$3,914	35%
Cash-out refinance transactions	5,054	4,558	11%	4,193	21%
Rate/term refinance transactions	2,512	1,349	86%	1,792	40%

Total specific rate locks	12,844	10,424	23%	9,899	30%
Non-specific rate locks on bulk purchases	3,268	1,257	160%	1,922	70%

Total pipeline at period end(1)	$16,112	$11,681	38%	$11,821	36%

(1)	Total pipeline of loans in process includes rate lock commitments we have provided on loans that are specifically identified or non-specific bulk packages, and loan applications we have received for which the borrower has not yet locked in the interest rate commitment. Non-specific bulk packages represent pools of loans we have committed to purchase, where the pool characteristics are specified but the actual loans are not.

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006

SFR Mortgage Production by Amortization Type:
Fixed-rate mortgages	25%	21%	22%
Intermediate term fixed-rate loans	7%	7%	7%
Interest-only loans	47%	32%	39%
Pay option ARMs	11%	27%	21%
Other ARMs	10%	13%	11%

	100%	100%	100%

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006

Geographic distribution:
California	45%	44%	47%
Florida	8%	9%	7%
New York	6%	6%	6%
New Jersey	4%	4%	4%
Maryland	3%	3%	4%
Other	34%	34%	32%

Total	100%	100%	100%

With respect to loan documentation, we categorize our loan production into the following five types:

Type 1	Borrower documents income, employment and assets. Lender verifiers income, employment, assets, credit history and home value (by appraisal).
Type 2	Borrower states income and documents employment and assets. Lender assesses income for reasonableness and verifies employment, assets, credit history and home value (by appraisal).
Type 3	Borrower does not document or state income but does document employment and assets. Lender verifies employment, assets, credit history and home value (by appraisal).
Type 4	Borrower does not document or state income or assets. Lender verifies credit history and home value (by appraisal).
Type 5	Reverse mortgages. Borrower does not document or state income or assets. Lender verifies home value (by appraisal).

The following tables provide additional information on our mortgage production excluding consumer construction loans by documentation types for the three months ended March 31, 2007:

Production by Documentation Type and CLTV Ratio

Documentation
Type/CLTV Ratio	<60	≥60<70	≥70≤80	>80<90	≥90≤95	>95≤100	Total

1	2%	2%	11%	1%	2%	2%	20%
2	5%	6%	30%	2%	3%	7%	53%
3	1%	1%	6%	—	1%	2%	11%
4	3%	3%	5%	—	—	—	11%
5	4%	1%	—	—	—	—	5%

Total	15%	13%	52%	3%	6%	11%	100%

Weighted Average CLTV ratio	44%	65%	78%	85%	93%	76%	74%

Production by Documentation Type and FICO

Documentation					Reverse
Type/FICO	<620	≥620<660	≥660≤700	≥700	Mortgage	Total

1	2%	3%	4%	11%	—	20%
2	2%	8%	16%	27%	—	53%
3	—	2%	3%	6%	—	11%
4	—	2%	3%	6%	—	11%
5	—	—	—	—	5%	5%

Total	4%	15%	26%	50%	5%	100%

The following summarizes the estimated lifetime losses for mortgage production using the Standard & Poor’s (“S&P”) Levels model for the quarters ended March 31, 2007 and 2006 and December 31, 2006:

	Three Months Ended
	March 31, 2007		March 31, 2006		December 31, 2006
	Average		Average		Average
	Lifetime	Percent of	Lifetime	Percent of	Lifetime	Percent of
	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total
			(Dollars in millions)

S&P Lifetime Loss Estimate(1) by Product Type:
Agency conforming equivalent (<48 bps)	0.23%	53%	0.22%	45%	0.23%	48%
Prime Alt-A equivalent (48-135 bps)	0.74%	40%	0.78%	47%	0.75%	44%
Subprime equivalent (>135 bps)	6.05%	7%	3.34%	8%	5.12%	8%

Total S&P lifetime loss estimate	0.85%	100%	0.74%	100%	0.84%	100%

Total S&P evaluated production		$21,803		$16,282		$21,864

(1)	While our production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, and construction loans. In the third quarter of 2006, we adopted version 5.7 of the S&P Levels model. The average lifetime loss for the first quarter of 2006 has been restated utilizing the new model.

The following table summarizes the estimated lifetime losses by documentation type using the S&P Levels model for the three months ended March 31, 2007:

	Type 1		Type 2		Type 3		Type 4		Type 5		Total
	Average	Percent	Average	Percent	Average	Percent	Average	Percent	Average	Percent	Average	Percent
	Lifetime	of	Lifetime	of	Lifetime	of	Lifetime	of	Lifetime	of	Lifetime	of
	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total	Loss Rate	Total

S&P Lifetime Loss Estimates by Documentation Type
Agency conforming equivalent (<48bps)	0.23%	13%	0.24%	26%	0.25%	5%	0.16%	9%	—	—	0.23%	53%
Prime Alt-A Equivalent (48-135 bps)	0.71%	6%	0.75%	24%	0.25%	6%	0.71%	4%	—	—	0.74%	40%
Subprime Equivalent (>135bps)	7.79%	3%	5.81%	4%	2.08%	—	2.04%	—	—	—	6.05%	7%

Total	1.18%	22%	0.90%	54%	0.56%	11%	0.35%	13%	—	—	0.85%	100%

The following table shows the reconciliation from total production to total S&P evaluated production for the three months ended March 31, 2007 and 2006 and December 31, 2006:

	Three Months Ended
	March 31, 2007			March 31, 2006			December 31, 2006
	Production	FICO	CLTV(2)	Production	FICO	CLTV(2)	Production	FICO	CLTV(2)

Total production	$25,930	N/A	N/A	$20,340	N/A	N/A	$26,328	N/A	N/A
Less:
Home equity line of credit(1)/Seconds	1,703	706	91%	1,643	708	87	1,856	709	90%
Reverse mortgages	1,221	N/A	54%	1,118	N/A	55	1,441	N/A	54%
Consumer construction(1)	842	722	76%	934	720	76	785	718	74%
Commercial Real Estate	1	N/A	45%	—	N/A	N/A	—	N/A	N/A
Builder construction commitments(1)	360	N/A	75%	363	N/A	74	382	N/A	77%

Total S&P evaluated production	$21,803	704	80%	$16,282	697	80	$21,864	703	81%

(1)	Amounts represent total commitments.

(2)	Combined loan-to-value ratio for loans in the second lien position is used to calculate weighted average original loan-to-value ratio for the portfolio.

Total average lifetime loss rate for the first quarter of 2007 increased 11 basis points from 0.74% for the first quarter of 2006 to 0.85%, but remained relatively stable compared to the 0.84% for the fourth quarter of 2006. The year-over-year increase was driven by increased volumes and deteriorating credit performance mainly in two products — higher LTV subprime loans and 80/20 piggyback loans — which we have substantially eliminated from our product offerings through recent guideline cutbacks. Loss rates for other production remained roughly the same year-over-year. The loss estimates are shown to describe the relative level of credit risk in our loan production at time of origination. Because we routinely sell the vast majority of loans produced, these estimates do not reflect the amount of credit risk retained by us.

LOAN SALES

The following table summarizes the amount of loans sold and the relevant performance ratios on loan sales during the three months ended March 31, 2007 and 2006 and December 31, 2006:

	Three Months Ended
	March 31,	March 31,	Percent	December 31,	Percent
	2007	2006	Change	2006	Change
	(Dollars in millions)

Total loans sold	$24,537	$16,708	47%	$23,417	5%
Ratios:
Gross MBR margin before hedging	0.76%	0.86%	(12)%	0.88%	(14)%
Net MBR margin after hedging	0.68%	1.10%	(38)%	0.91%	(25)%

The MBR margin is calculated using mortgage banking revenue divided by total loans sold. The MBR includes total consolidated gain on sale of loans company-wide and the net interest income earned on mortgage loans held for sale by mortgage banking production divisions. Most of the gain on sale of loans resulted from the loan sale activities in our mortgage banking segment, primarily lot loans and home equity products. The gain on sale recognized in the thrift segment is included in the MBR margin calculation.

The following tables summarize MBR margin by channel and product for the three months ended March 31, 2007 and 2006 and December 31, 2006:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006

MBR Margin by Channel:
Consumer Direct	1.30%	1.94%	1.72%
Wholesale	0.66%	1.27%	1.02%
Correspondent	0.30%	0.66%	0.28%
Conduit	0.12%	0.40%	0.40%
Financial Freedom	4.51%	2.83%	4.49%
Other	0.55%	1.26%	1.18%
Total MBR margin	0.68%	1.10%	0.91%
MBR Margin by Product:
Agency Conforming	(0.05)%	0.40%	0.26%
Alt-A	0.38%	0.97%	0.62%
Subprime	(0.14)%	1.31%	1.20%
HELOC/Seconds	0.86%	0.46%	0.84%
Reverse Mortgages	4.51%	2.83%	4.49%
CTP/Lot	1.38%	1.87%	1.94%
Other	0.64%	1.56%	1.68%
Total MBR margin	0.68%	1.10%	0.91%

We hedge the interest rate risk inherent in our pipeline of mortgage loans held for sale to protect our margin on sale of loans. We focus on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors, such as product type, origination channels, progress or “status” of transactions, as well as changes in market interest rates since we committed a rate to the borrower (“rate lock commitments”), we seek to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, we have been able to minimize the cost of hedging and also stabilize gain on sale margins over different rate environments. We do not attempt to hedge the type of spread widening caused by the secondary market disruptions in the first quarter 2007 but adjust pricing to compensate future periods.

In addition to mortgage loans held for sale, the hedging activities also include rate lock commitments. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The rate lock commitments are initially valued at zero and continue to be adjusted for changes in value resulting from changes in market interest rates, pursuant to the Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” We hedge the risk of changes in fair value of rate lock commitments by selling forward contracts on securities of Fannie Mae or Freddie Mac, Eurodollar futures and other hedge instruments as we deem appropriate to prudently manage this risk. These forward and futures contracts are also accounted for as derivatives and recorded at fair value.

The following table shows the various channels through which loans were distributed:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in millions)

Distribution of Loan Sales by Channel:
Sales of government-sponsored enterprises (“GSEs”) equivalent loans	29%	21%	23%
Private-label securitizations	30%	38%	32%
Whole loan sales, servicing retained	38%	36%	40%
Whole loan sales, servicing released	1%	2%	2%

Subtotal sales	98%	97%	97%
Investment portfolio acquisitions	2%	3%	3%

Total loan distribution percentage	100%	100%	100%

Total loan distribution	$24,933	$17,319	$24,098

We maintain multiple channels for loan dispositions to achieve sustainable liquidity and develop a deep and diverse investor base. In conjunction with the sale of mortgage loans, we generally retain certain assets. The primary assets retained include MSRs and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $117.5 million in gain on sale of loans earned during the three months ended March 31, 2007 included the retention of $322.6 million of MSRs, and $119.6 million of other retained assets. During the three months ended March 31, 2007, assets previously retained generated cash flows of $188.9 million. More information on the valuation assumptions related to our retained assets can be found at page 36, under the heading “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities.”

MORTGAGE SERVICING RIGHTS

Total loans serviced for others reached $156.1 billion (including reverse mortgages and HELOCs) at March 31, 2007, with a weighted average coupon of 7.09%. In comparison, we serviced $96.5 billion of mortgage loans owned by others at March 31, 2006, with a weighted average coupon of 6.43%; and $139.8 billion at December 31, 2006, with a weighted average coupon of 7.05%. The activity in the servicing portfolios for the quarters ended March 31, 2007 and 2006 and December 31, 2006 follows:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in millions)

Servicing Portfolio
Unpaid principal balance at beginning of period	$139,817	$84,495	$124,395
Additions	24,690	16,691	23,415
Loan payments and prepayments	(8,363)	(4,674)	(7,993)

Unpaid principal balance at end of period	$156,144	$96,512	$139,817

The following tables also provide additional information related to the servicing portfolio:

	As of
	March 31,	March 31,	December 31,
	2007	2006	2006

By Product Type:
Fixed rate mortgages	35%	36%	35%
Intermediate term fixed-rate loans	32%	27%	30%
Pay option ARMs	21%	25%	23%
Reverse mortgages (all ARMs)	9%	9%	9%
HELOCs	2%	2%	2%
Other	1%	1%	1%

Total	100%	100%	100%

Additional Information(1)
Weighted average FICO	703	698	703
Weighted average original LTV(2)	72%	73%	73%
Average original loan size (in thousands)	230	222	232
Percent of portfolio with prepayment penalty	41%	38%	42%
Portfolio delinquency (% of unpaid principal balance)(3)	5.41%	3.17%	5.02%
By Geographic Distribution:
California	43%	42%	43%
Florida	8%	8%	8%
New York	8%	9%	8%
New Jersey	4%	5%	4%
Virginia	4%	4%	4%
Other	33%	32%	33%

Total	100%	100%	100%

(1)	Portfolio delinquency is calculated for the entire servicing portfolio. All other information presented excludes reverse mortgages.

(2)	Combined loan-to-value ratio for loans in the second lien position is used to calculate weighted average original loan-to-value ratio for the portfolio.

(3)	Delinquency is defined as 30 days or more past the due date.

The following table provides additional information on our activities in MSRs:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Balance at beginning of period	$1,822,455	$1,094,490	$1,631,316
Cumulative-effect adjustment due to change in accounting for MSRs	—	17,561	—
Net additions from loan sale or securitization	319,663	230,057	318,919
Transfers due to clean-up calls and other	(2,355)	—	(2,122)
Change in fair value due to run-off	(117,781)	(68,158)	(122,585)
Change in fair value due to market changes	30,840	84,054	(3,073)
Change in fair value due to application of external benchmarking policies	—	(3,571)	—

Balance at end of period	$2,052,822	$1,354,433	$1,822,455

MSRs as basis points of unpaid principal balance	131	140	130

The fair value of MSRs is determined using discounted cash flow techniques benchmarked against third party opinions of value. Estimates of fair value involve several assumptions, including assumptions about future prepayment rates, market expectations of future interest rates and discount rates. Prepayment rates are projected using a prepayment model developed by a third party vendor and calibrated for the Company’s collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information. Refer to “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 36 for further detail on the valuation assumptions.

The components of service fee income are as follows:

	Three Months Ended
	March 31,	BPS	March 31,	BPS	December 31,	BPS
	2007	UPB	2006	UPB	2006	UPB
	(Dollars in thousands)

Service fee (expense) income:
Gross service fee income	$164,875	45	$98,193	44	$151,106	46
Change in value due to portfolio run-off	(117,781)	(32)	(68,158)	(31)	(120,822)	(37)

Service fee income (expense), net of change in value due to portfolio run-off	47,094	13	30,035	13	30,284	9
Change in value due to application of external benchmarking policies	—	—	(3,571)	(2)	—	—
Valuation adjustment due to market changes	30,840	8	84,054	38	(3,073)	(1)
Hedge loss on MSRs	(28,747)	(8)	(79,629)	(36)	(5,088)	(2)

Total service fee (expense) income	$49,187	13	$30,889	13	$22,123	6

In addition to the hedging gain (loss) on MSRs, we also use other hedging strategies to manage our economic risks associated with MSRs. A summary of the performance on MSRs, including AAA-rated and agency interest-only securities, and hedges for the respective periods follows:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Valuation adjustment due to market changes and external benchmarking	$30,840	$80,483	$(3,073)
Hedge loss on MSRs	(28,747)	(79,629)	(5,088)
Hedge (loss) gain on AAA-rated and agency interest-only securities	(435)	(9,373)	287
Unrealized gain (loss) on AAA-rated and agency interest-only securities	1,481	6,495	(1,002)
Unrealized gain (loss) on principal-only securities	301	(894)	689
Unrealized (loss) gain on prepayment penalty securities	(2,204)	(6,252)	5,718

Net gain (loss) on MSRs, AAA-rated and agency interest-only securities, and hedges	$1,236	$(9,170)	$(2,469)

The above gains and losses include costs inherent in transacting and holding the hedge instruments. If these assets were perfectly hedged, a net loss would have been reported representing these costs.

HEDGING INTEREST RATE RISK ON SERVICING-RELATED ASSETS

We are exposed to interest rate risk with respect to the investment in servicing-related assets. The mortgage servicing division is responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk Committee (“IRRC”), Variable Cash Flow Instruments Committee (“VCI”) and Enterprise Risk Management (“ERM”) group, and our Board of Directors-level ERM Committee.

The objective of our hedging strategy is to maintain stable return in all interest rate environments and not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using financial instruments and implemented an intercompany hedge in the first quarter of 2007. Historically, we have hedged servicing-related assets using a variety of derivative instruments and on-balance sheet securities. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the instruments designed to correlate well with the hedged servicing assets.

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

As of March 31, 2007, the portfolio of MSRs and interest-only securities was valued at $2.0 billion. The average VAR (after the effect of hedging transactions) for the quarter was $2.8 million, or 14 basis points of the recorded value, down from 16 basis points for the quarter ended December 31, 2006. During the quarter, the VAR measure ranged from $1.8 million to $3.6 million.

MORTGAGE-BACKED SECURITIES

At March 31, 2007, mortgage-backed securities totaled $5.3 billion, of which 85% were AAA-rated securities. At December 31, 2006, mortgage-backed securities totaled $5.4 billion, of which 89% were AAA-rated securities. Our AAA-rated mortgage-backed securities had an expected weighted average life of 2.8 years and 2.9 years at March 31, 2007 and December 31, 2006, respectively.

Details of the mortgage-backed securities portfolio as of March 31, 2007 and 2006 and December 31, 2006 follow:

	Three Months Ended
	March 31, 2007			March 31, 2006			December 31, 2006
	Trading	AFS	Total	Trading	AFS	Total	Trading	AFS	Total
				(Dollars in thousands)

Mortgage-backed securities:
AAA-rated non-agency securities	$24,258	$4,265,012	$4,289,270	$24,244	$3,917,482	$3,941,726	$43,957	$4,604,489	$4,648,446
AAA-rated agency securities	—	57,947	57,947	—	40,675	40,675	—	65,175	65,175
AAA-rated and agency interest-only securities	74,720	—	74,720	84,816	—	84,816	73,570	—	73,570
AAA-rated principal-only securities	55,977	—	55,977	12,820	—	12,820	38,478	—	38,478
Prepayment penalty securities	93,106	—	93,106	66,949	—	66,949	97,576	—	97,576
Other investment grade securities	67,155	233,559	300,714	13,603	131,896	145,499	29,015	160,238	189,253
Other non-investment grade securities	70,809	39,395	110,204	13,258	53,081	66,339	41,390	38,784	80,174
Non-investment grade residual securities	244,579	26,252	270,831	157,264	47,864	205,128	218,745	31,828	250,573

Total mortgage-backed securities	$630,604	$4,622,165	$5,252,769	$372,954	$4,190,998	$4,563,952	$542,731	$4,900,514	$5,443,245

As of March 31, 2007, the portfolio of the mortgage-backed securities on which we performed the VAR analysis was valued at $4.0 billion. The average VAR (after the effect of hedging transactions) for the quarter was $1.2 million, or 3 basis points of the recorded value, consistent with the 3 basis points for the quarter ended December 31, 2006. During the quarter, the VAR measure ranged from $0.8 million to $2.1 million.

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

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

AAA-rated and agency interest-only securities:
Beginning balance	$73,570	$78,731	$68,440
Retained investments from securitizations	3,532	5,196	9,323
Cash received, net of accretion	(3,863)	(5,606)	(3,191)
Valuation gains (losses) before hedges	1,481	6,495	(1,002)

Ending balance	$74,720	$84,816	$73,750

Principal-only securities:
Beginning balance	$38,478	$9,483	$35,158
Retained investments from securitizations	2,637	4,224	2,955
Purchases	14,925	—	—
Cash received, net of accretion	(364)	7	(324)
Valuation gains (losses) before hedges	301	(894)	689

Ending balance	$55,977	$12,820	$38,478

Prepayment penalty securities:
Beginning balance	$97,576	$75,741	$98,422
Retained investments from securitizations	8,105	8,591	7,236
Transfer from MSRs/residual securities	163	—	881
Sales	—	—	(2,078)
Cash received, net of accretion	(10,534)	(11,131)	(12,603)
Valuation (losses) gains before hedges	(2,204)	(6,252)	5,718

Ending balance	$93,106	$66,949	$97,576

Investment-grade securities:
Beginning balance	$189,253	$92,120	$193,195
Retained investments from securitizations	55,658	14,801	—
Purchases	58,799	41,023	—
Transfer to non-investment-grade securities	(1,439)	—	—
Impairments	(182)	(183)	—
Sales	—	—	(2,757)
Cash received, net of accretion	(3,209)	(1,424)	(1,342)
Valuation gains (losses) before hedges	1,834	(838)	157

Ending balance	$300,714	$145,499	$189,253

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Non-Investment-grade securities:
Beginning balance	$80,173	$57,712	$78,278
Retained investments from securitizations	25,911	8,649	—
Purchases	1,827	—	3,697
Transfer from investment-grade securities	1,439	—	—
Impairments	(103)	(252)	(236)
Sales	—	—	(1,141)
Cash received, net of accretion	843	207	(23)
Valuation gain (losses) before hedges	114	23	(401)

Ending balance	$110,204	$66,339	$80,174

Residual securities(1):
Beginning balance	$250,573	$167,771	$261,658
Retained investments from securitizations, net(2)	23,707	41,876	67,586
Transfer due to clean-up calls and other	(5,615)	—	1,241
Impairments	(1,770)	—	(4,283)
Sales	—	—	(60,349)
Cash received, net of accretion	6,864	(6,049)	(6,627)
Valuation (losses) gains before hedges	(2,928)	1,530	(8,653)

Ending balance	$270,831	$205,128	$250,573

(1)	Included in the residual securities balance at March 31, 2007 were $26.3 million of HELOC residuals retained from two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

(2)	Amounts retained consist of 15% in prime-lot loans, 26% in subprime loans and 59% in HELOCs for the three months ended March 31, 2007.

The fair values of other investment grade and non-investment grade securities by credit ratings follows:

	March 31, 2007				December 31, 2006
	Current	Net Discount
	Face	to Face	Amortized
	Value	Value	Cost	Fair Value	Fair Value
	(Dollars in thousands)

Other investment grade mortgage-backed securities:
AA+	$7,445	$(67)	$7,378	$7,551	$7,513
AA	125,260	(1,057)	124,203	124,999	86,311
AA−	14,005	(342)	13,663	13,988	14,138
A+	4,000	—	4,000	4,000	—
A	17,248	(572)	16,676	16,656	2,160
A−	13,650	—	13,650	13,651	—
BBB+	13,550	(484)	13,066	13,066	—
BBB	33,731	(2,721)	31,010	31,137	20,734
BBB−	82,474	(7,164)	75,310	75,666	58,397

Total other investment grade mortgage-backed securities	$311,363	$(12,407)	$298,956	$300,714	$189,253

Non-investment grade mortgage-backed securities:
BB+	$31,519	$(7,138)	$24,381	$24,381	$7,299
BB	75,369	(13,704)	61,665	62,034	49,856
BB−	23,039	(1,140)	21,899	21,924	21,170
B	6,549	(5,549)	1,000	1,468	1,442
Other	4,856	(4,653)	203	397	407

Total other non-investment grade mortgage-backed securities	$141,332	$(32,184)	$109,148	$110,204	$80,174

At March 31, 2007, other investment grade and non-investment grade mortgage-backed securities totaled $410.9 million, of which 72% were collateralized by prime loans and 28% were collateralized by subprime loans.

The components of the net loss on mortgage-backed securities are as follows:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Net loss on securities:
Realized (loss) gain on available for sale securities	$(486)	$—	$195
Impairments on available for sale securities	(2,057)	(435)	(4,520)
Unrealized (loss) gain on prepayment penalty securities	(2,204)	(6,252)	5,718
Unrealized (loss) gain on AAA-rated and agency interest-only and residual securities	(1,145)	6,284	(9,654)
Net gain (loss) on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	545	(2,212)	4,132

Total loss on securities, net	$(5,347)	$(2,615)	$(4,129)

VALUATION OF MSRS, INTEREST-ONLY, PREPAYMENT PENALTY, AND RESIDUAL SECURITIES

MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. Prior to January 1, 2006, MSRs were subject to the lower of cost or market limitations. Relevant information and assumptions used to value these securities at March 31, 2007 and 2006, and December 31, 2006 follows:

	Actual							Valuation Assumptions
				Servicing
			Gross Wtd.	Fee/	3-Month	Weighted	Lifetime	3-Month		Remaining
		Collateral	Average	Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Book Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)
	(Dollars in thousands)

March 31, 2007
MSRs	$2,052,822	$156,144,082	7.09%	0.36%	18.4%	3.63	26.3%	25.2%	8.1%	N/A

AAA-rated interest-only securities	$74,720	$6,152,269	6.63%	0.50%	21.1%	2.43	21.6%	21.2%	12.5%	N/A

Prepayment penalty securities	$93,106	$20,887,449	7.54%	N/A	16.3%	N/A	27.7%	21.1%	23.1%	N/A

Lot loan residual securities	65,186	$2,201,884	9.34%	3.74%	30.8%	0.79	40.3%	37.8%	23.4%	0.66%
HELOC residual securities	107,985	$3,377,932	9.41%	3.28%	38.5%	0.97	47.3%	45.7%	20.3%	1.54%
Closed-end seconds residual securities	21,001	$2,358,518	10.51%	4.43%	15.3%	0.20	37.7%	26.0%	23.7%	8.13%
Subprime residual securities	76,659	$5,707,589	7.96%	1.41%	29.1%	0.95	32.1%	25.9%	22.2%	6.25%

Total non-investment grade residual securities	$270,831

March 31, 2006
MSRs	$1,354,433	$96,511,574	6.43%	0.37%	17.6%	3.82	21.0%	17.5%	10.3%	N/A

AAA-rated and agency interest-only securities	$84,816	$7,708,837	6.62%	0.39%	15.6%	2.86	20.7%	18.2%	10.2%	N/A

Prepayment penalty securities	$66,949	$14,528,867	6.61%	N/A	17.4%	N/A	20.9%	22.1%	10.5%	N/A

Prime residual securities	$3,954	$1,117,251	6.19%	N/M	72.1%	N/M	45.4%	51.6%	15.0%	1.92%
Lot loan residual securities	50,649	$1,103,266	8.02%	2.79%	29.3%	1.64	42.7%	41.4%	22.1%	0.50%
HELOC residual securities	80,819	$1,929,000	8.64%	2.70%	48.1%	1.55	50.2%	48.2%	19.2%	0.70%
Subprime residual securities	69,706	$5,726,600	7.53%	1.72%	24.7%	0.71	37.5%	30.4%	24.9%	4.92%

Total non-investment grade residual securities	$205,128

December 31, 2006
MSRs	$1,822,455	$139,816,763	7.05%	0.37%	20.2%	3.57	25.8%	19.8%	8.8%	N/A

AAA-rated and agency interest-only securities	$73,570	$5,957,550	6.93%	0.51%	19.5%	2.41	16.4%	19.7%	15.4%	N/A

Prepayment penalty securities	$97,576	$20,282,718	7.40%	N/A	18.1%	N/A	28.2%	20.6%	26.3%	N/A

Lot loan residual securities	57,640	$2,246,833	9.24%	3.54%	35.6%	0.73	39.8%	37.9%	23.5%	0.61%
HELOC residual securities	98,697	$3,039,555	9.59%	2.71%	43.7%	1.20	50.3%	47.6%	20.7%	1.11%
Closed-end seconds residual securities	14,572	$1,737,859	10.44%	3.69%	17.5%	0.23	37.1%	24.8%	24.1%	8.08%
Subprime residual securities	79,664	$4,848,859	7.74%	1.68%	33.0%	0.98	39.5%	38.1%	23.4%	5.85%

Total non-investment grade residual securities	$250,573

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.50%, 0.15% and 0.49% for HELOC, closed-end seconds and subprime loans, respectively, at March 31, 2007. No loss has been incurred on lot loans as of March 31, 2007.

The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) estimated for the remaining life of the collateral supporting the asset. The prepayment rates are projected using a prepayment model developed by a third party vendor and calibrated for our collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information.

The weighted-average multiple for MSRs, AAA-rated and agency interest-only securities and residual securities represent the book value divided by the product of collateral balance and servicing fee/interest strip. While the weighted-average life of such assets is a function of the undiscounted cash flows, the multiple is a function of the discounted cash flows. With regard to AAA-rated and agency interest-only securities, the marketplace frequently uses calculated multiples to assess the overall impact valuation assumptions have on value. Collateral type, coupon, loan age and the size of the interest strip must be considered when comparing these multiples. The mix of collateral types supporting servicing-related assets is primarily non-conforming/conventional, which may make our MSR multiples incomparable to peer multiples whose product mix is substantially different.

Beginning in the fourth quarter of 2006, the calculation of remaining cumulative loss rate changed to using the remaining lifetime loss projection divided by current collateral balance. All prior periods have been adjusted to reflect such change.

The prepayment penalty securities are used as hedges of MSRs. The value of prepayment penalty securities generally rises in a declining rate environment due to higher prepayment activities, which typically mitigates a decline in MSR value attendant to faster prepayments. As of March 31, 2007, as a percent of the underlying collateral, the value of prepayment penalty securities was 45 basis points, down from 46 basis points and 48 basis points at March 31, 2006 and December 31, 2006, respectively, as a result of a rising interest rate environment.

LOANS HELD FOR INVESTMENT

SFR MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment is comprised primarily of SFR mortgage loans, with a concentration in adjustable-rate and intermediate term fixed-rate mortgage loans to mitigate interest rate risk. We manage our investments in the thrift portfolio based on the extent to which (1) the ROEs exceed the cost of both core and risk-based capital or (2) they are needed to support the core mortgage banking investments in mortgage servicing rights and residual and non-investment grade securities, if the ROEs are below our cost of capital. During March 2007, we sold $0.5 billion of loans out of our held for investment portfolio to a GSE. We also identified an additional $0.8 billion of loans that were transferred to the held for sale portfolio at the end of March. These loans are expected to be sold in the second quarter of 2007. Total loss related to the sale and transfer of $4.5 million was recognized in the first quarter of 2007. Hedge gains on terminated interest rate swap agreements related to these loans will be amortized over the remaining original life of the hedges. Embedded in the net transfer balance of the loans that were sold/transferred was a cost basis adjustment totaling $1.7 million related to the credit risk associated with these loans. The $1.7 million was reclassified out of the allowance for loan losses.

A composition of the portfolio and the relevant credit quality characteristics as of March 31, 2007, December 31, 2006, and March 31, 2006 follow:

	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

SFR mortgage loans held for investment (book value)	$5,214,423	$5,663,142	$6,519,340
Average loan size	338	292	310
Non-performing loans	2.12%	0.69%	1.09%
Estimated average life in years(1)	2.8	2.3	2.6
Estimated average net duration in month(2)	(2.7)	0.8	(3.5)
Annualized yield	6.21%	5.61%	6.01%
Percent of loans with active prepayment penalty	38%	40%	34%
Fixed-rate mortgages	7%	6%	5%
Intermediate term fixed-rate loans	14%	16%	15%
Interest-only loans	55%	51%	60%
Pay option ARMs	22%	24%	18%
Other ARMs	2%	3%	2%
Additional Information:
Average FICO score(3)	714	713	716
Original average loan to value ratio	73%	73%	73%
Current average loan to value ratio(4)	58%	59%	61%
Geographic distribution of top five states:
Southern California	34%	31%	32%
Northern California	21%	21%	20%

Total California	55%	52%	52%
Florida	6%	6%	6%
New York	4%	4%	4%
Virginia	3%	3%	3%
Michigan	3%	4%	3%
Other	29%	31%	32%

Total	100%	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on our estimates for prepayments.

(2)	Average net duration measures the expected change in the value of a financial instrument in response to changes in interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(4)	Current average loan-to-value ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data for the fourth quarter of 2006 on a loan level basis.

Included in our loans held for investment portfolio at March 31, 2007 were $1.1 billion in pay option ARM loans, or 22% of the portfolio, as compared to $1.2 billion, or 18% of the portfolio, at December 31, 2006. As of March 31, 2007, approximately 86% (based on loan count) of our pay option ARM loans had negatively amortized, resulting in an increase of $33.9 million to their original loan balance. This is an increase from 83% and 66% at December 31, 2006 and March 31, 2006, respectively. The net increase in unpaid principal balance due to negative amortization was $7.1 million for the three months ended March 31, 2007. The original weighted average combined loan-to-value (“CLTV”) on our pay option ARM loans was 76%, while the estimated current LTV is 65%, calculated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Areas data on a loan level basis. The decline in the current loan-to-value was due to estimated appreciation of the underlying property value. The original weighted average FICO score on our pay option ARM loans was 707 at March 31, 2007, slightly lower than the average FICO for the entire SFR mortgage loans held for investment portfolio.

CONSUMER CONSTRUCTION DIVISION

Indymac’s consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a product that represents a hybrid activity between our portfolio lending activities and mortgage banking activities. As of March 31, 2007, based on the underlying note agreements, 70% of the construction loans will be converted to adjustable-rate permanent loans, 20% to intermediate term fixed-rate loans, and 10% to fixed-rate loans. The consumer construction division also provides financing to builders who are building single-family residences without a guaranteed sale at inception of project, or on a speculative basis.

Total new consumer construction commitments increased 7% from the fourth quarter of 2006 and decreased 10% from the first quarter of 2006 to $842 million. About 64% of new commitments are generated through mortgage broker customers of the mortgage bank and the remaining 36% of new commitments are retail originations. Once each loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by our SFR mortgage loan portfolio. The amount of construction loans that were converted to permanent status was $487 million for the first quarter of 2007, an increase of 6% over the fourth quarter of 2006 and an increase of 14% over the first quarter of 2006. Overall, the Company is one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at March 31, 2007 increased 2% from December 31, 2006 and 15% from March 31, 2006.

Information on our consumer construction portfolio follows:

	As of
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Construction loans (book value)	$2,275,210	$1,976,278	$2,225,979
Lot, land and other mortgage loans (book value)	48,341	92,687	50,154
Total commitments	3,625,265	3,413,092	3,600,454
Average loan commitment	496	446	474
Non-performing loans	1.23%	0.71%	1.14%
Fixed-rate loans	61%	84%	71%
Adjustable-rate loans	39%	16%	29%
Additional Information:
Average loan-to-value ratio(1)	73%	71%	73%
Average FICO score	712	712	712
Geographic distribution of top five states:
Southern California	29%	29%	28%
Northern California	14%	17%	15%

Total California	43%	46%	43%
Florida	8%	9%	9%
New York	4%	4%	4%
Washington	4%	3%	4%
Colorado	3%	3%	4%
Other	38%	35%	36%

Total Consumer Construction	100%	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

HOME EQUITY DIVISION

The home equity division specializes in providing HELOC and closed-end second mortgages nationwide through our wholesale and retail channels. We also purchase HELOC and closed-end second mortgages through our conduit channel. At March 31, 2007, our total HELOC servicing portfolio amounted to $3.8 billion, an increase of approximately $235.5 million from the portfolio size at December 31, 2006. We plan to sell a majority of the loans in our HELOC portfolio and as a result, they are classified as held for sale on our balance sheet.

We produced $725.0 million of new HELOC commitments through our mortgage banking segment and internal channels during the first quarter of 2007, and sold $740.3 million of HELOC loans, realizing $7.7 million of gain on sale. During the same period in 2006, the amount of HELOC loans produced and sold were $897.0 million and $586.1 million, respectively, with a total gain on sale of $6.4 million.

All HELOC loans are adjustable rate loans and indexed to the prime rate. Information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the three months ended March 31, 2007 and 2006 and December 31, 2006 follows:

	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Outstanding balance (book value)	$557,492	$666,848	$656,714
Total commitments(1)	2,347,329	1,534,414	$2,211,298
Average spread over prime	1.42%	1.23%	1.39%
Average FICO score	738	728	737
Average CLTV ratio(2)	76%	77%	77%

Additional Information

	March 31, 2007
		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage
	(Dollars in thousands)

96% to 100%	$61,869	$172	2.48%	718	7.57%
91% to 95%	98,131	150	2.21%	715	1.89%
81% to 90%	207,899	141	1.70%	719	2.15%
71% to 80%	106,391	240	0.41%	747	1.04%
70% or less	83,202	243	0.26%	754	0.38%

Total	$557,492	193	1.42%	738	2.23%

	March 31, 2006
96% to 100%	$79,234	$103	2.37%	722	1.10%
91% to 95%	64,606	89	2.20%	712	0.15%
81% to 90%	244,867	84	1.55%	711	0.38%
71% to 80%	144,590	128	0.50%	732	0.54%
70% or less	133,551	131	0.26%	746	0.22%

Total	$666,848	107	1.23%	728	0.45%

(1)	On funded loans.

(2)	The CLTV combines the loan-to-value on both the first mortgage loan and the HELOC.

HOMEBUILDER DIVISION

The homebuilder division provides land acquisition, development and construction financing to homebuilders for residential construction. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. We earn net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 20 satellite sales offices in Arizona, California, Colorado, Florida, Georgia, Illinois, Massachusetts, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Washington, and Washington D.C. Our typical customer is a mid-size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders, and have begun a small homebuilder program for homebuilders building five to 25 unit projects, and who typically build five to 100 homes per year.

During the first quarter of 2007, we entered into new tract construction commitments of $360 million, which is a decrease of 6%, or $22 million, from the fourth quarter of 2006 and a decrease of 1%, or $3 million, from the first quarter of 2006. The decline in volume was mainly due to a slowing of new home projects as new home sales declined over the past several months. As a result of the near term decline in new home starts, the homebuilder division is being more selective about new commitments. Builder loans outstanding at March 31, 2007, including tract construction and land and other mortgage loans, totaled $1.2 billion, $28 million, or 2%, increase compared to December 31, 2006 and $147 million, or 14%, increase compared to March 31, 2006.

At March 31, 2007, non-performing loans for the builder construction portfolio are at 0.77%, representing a relative low point in comparison to the portfolio’s historical performance. The current softening of the housing market makes the prospect of increased non-performing assets and future losses likely. Moreover, due to the size of certain assets in this heterogeneous portfolio, the deterioration of a single asset may significantly increase the builder construction and our total non-performing ratios. We manage this credit risk by implementing strong underwriting guidelines and risk-based pricing. Accordingly, weighted average loan-to-value ratio has remained relatively consistent at 73%, although increasing two percentage points from March 31, 2006. In addition, 96% of our builder construction loans are secured by corporate or personal guarantees of the builders as well as the underlying real estate.

Information on our builder construction portfolio follows:

	As of
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Construction loans (book value)	$781,425	$722,189	$786,279
Land and other mortgage loans (book value)	391,676	303,745	358,556
Total commitments	1,967,262	1,884,760	2,010,727
Average loan commitments	9,836	10,832	10,810
Percentage of homes under construction or completed that are sold(1)	37%	51%	37%
Median sales price of homes	432	402	420
Non-performing loans	0.77%	0.00%	0.78%
Additional Information:
Average loan-to-value ratio(2)	73%	71%	73%
Geographic distribution of top five states:
Southern California	42%	39%	41%
Northern California	22%	17%	19%

Total California	64%	56%	60%
Florida	10%	10%	11%
Illinois	8%	15%	9%
Oregon	5%	5%	6%
Massachusetts	2%	2%	2%
Other	11%	12%	12%

Total Builder Construction	100%	100%	100%

(1)	The methodology of data collection was refined in the first quarter of 2007, which resulted in a more conservative approach of monitoring the absorption rate of the underlying projects. All prior periods have been restated to reflect the change in methodology.

(2)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

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

	As of
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Total Customers	117	55	107
Outstanding balance (book value)	$276,686	$78,331	$246,778
Total commitments	826,500	342,000	712,000

Since the reentering of the warehouse lending business in the first quarter of 2005, we have experienced significant growth. Total customers at March 31, 2007 increased 9% from December 31, 2006 and 113% from a year ago. As a result, total commitments at March 31, 2007 also increased to $826.5 million, representing increases of 16% from December 31, 2006 and 142% from March 31, 2006. Total mortgages funded by our customers were up 17% to $1.7 billion for the three months ended March 31, 2007 from $1.5 billion for the three months ended December 31, 2006 and up 285% from $445.5 million for the same quarter a year ago. Non-performing loans in this portfolio increased to $1.3 million at March 31, 2007. There were no non-performing loans at December 31, 2006 or March 31, 2006.

For information related to our balance of non-performing assets and related credit reserves, see the discussion in the “Credit Risk and Reserves” section at page 47.

NET INTEREST MARGIN

Information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates follows:

	Three Months Ended
	March 31, 2007			March 31, 2006			December 31, 2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Securities	$5,377,680	$92,279	6.96%	$4,130,581	$66,483	6.53%	$5,005,888	$86,153	6.83%
Loans held for sale	14,442,890	252,157	7.08%	10,626,563	173,561	6.62%	13,975,255	245,896	6.98%
Mortgage loans held for investment	7,117,335	108,994	6.21%	5,945,154	82,179	5.61%	6,922,638	104,882	6.01%
Builder construction	789,266	19,753	10.15%	661,746	15,363	9.42%	764,370	20,231	10.50%
Consumer construction	2,158,355	43,646	8.20%	1,855,329	30,364	6.64%	2,153,544	41,780	7.70%
Investment in Federal Home Loan Bank stock and other	1,144,072	15,848	5.62%	814,800	9,896	4.93%	1,046,419	15,266	5.79%

Total interest-earning assets	31,029,598	532,677	6.96%	24,034,173	377,846	6.38%	29,868,114	514,208	6.83%

Mortgage servicing assets	1,867,582			1,140,750			1,612,215
Other	2,443,740			1,342,240			2,285,160

Total assets	$35,340,920			$26,517,163			$33,765,489

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$10,333,760	132,067	5.18%	$7,322,611	74,243	4.11%	$9,876,612	127,367	5.12%
Advances from Federal Home Loan Bank	13,651,211	174,529	5.18%	9,975,973	103,609	4.21%	12,700,996	161,454	5.04%
Other borrowings	6,428,718	91,011	5.74%	5,951,582	72,784	4.96%	6,403,620	92,741	5.75%

Total interest-bearing liabilities	30,413,689	397,607	5.30%	23,250,166	250,636	4.37%	28,981,228	381,562	5.22%

Other	2,894,332			1,668,691			2,815,678

Total liabilities	33,308,021			24,918,857			31,796,906
Shareholders’ equity	2,032,899			1,598,306			1,968,583

Total liabilities and shareholders’ equity	$35,340,920			$26,517,163			$33,765,489

Net interest income		$135,070			$127,210			$132,646

Net interest spread			1.66%			2.01%			1.61%

Net interest margin			1.77%			2.15%			1.76%

Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.

The following table summarizes net interest margin by segment for the three months ended March 31, 2007 and 2006, and December 31, 2006:

	Three Months Ended
	March 31, 2007			March 31, 2006			December 31, 2006
	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin
	(Dollars in millions)

By Segment:
Thrift segment and other	$17,367	$90	2.11%	$14,666	$87	2.42%	$16,734	$88	2.09%
Mortgage banking segment	13,663	45	1.33%	9,368	40	1.72%	13,134	45	1.34%

Total Company	$31,030	$135	1.77%	$24,034	$127	2.15%	$29,868	$133	1.76%

The net interest margin during the first quarter of 2007 was 1.77%, down from 2.15% for the first quarter of 2006, but comparable from 1.76% for the fourth quarter of 2006. Thrift net interest margin for the first quarter of 2007 also declined from 2.42% for the first quarter of 2006 but improved slightly from 2.09% for the fourth quarter of 2006. Although we experienced compression in our net interest margin as a result of an inverted yield curve, we managed to improve our thrift net interest margin from the fourth quarter of 2006 by selling lower yielding securities and loans held for investment during the current quarter.

In the first quarter of 2007, we changed our segment presentation to include “Other Retained Assets” in the thrift segment as “Residuals and Non-Investment Grade securities” instead of reporting it under “MSRs and Other Retained Assets” in the mortgage banking segment. Along with the “Investment Grade” securities, there are now two components to the “Total Mortgage-Backed Securities” division under the thrift segment. This change enables the Company to manage all securities under one portfolio. This arrangement also allows for a more balanced utilization of capital by blending the capital requirements of these two portfolios of assets.

Interest income and interest expense fluctuations depend upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following table details changes attributable to:

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change
	(Dollars in thousands)

Three Months Ended March 31, 2007 vs. 2006
Interest income:
Mortgage-backed securities	$20,072	$4,396	$1,328	$25,796
Loans held for sale	62,331	11,967	4,298	78,596
Mortgage loans held for investment	16,203	8,864	1,748	26,815
Builder construction	2,960	1,199	231	4,390
Consumer construction	4,959	7,154	1,169	13,282
Investment in Federal Home Loan Bank stock and other	3,999	1,391	562	5,952

Total interest income	110,524	34,971	9,336	154,831
Interest expense:
Interest-bearing deposits	30,530	19,341	7,953	57,824
Advances from Federal Home Loan Bank	38,170	23,933	8,817	70,920
Other borrowings	5,835	11,472	920	18,227

Total interest expense	74,535	54,746	17,690	146,971

Net interest income	$35,989	$(19,775)	$(8,354)	$7,860

(1)	Changes in volume are calculated by taking changes in average outstanding balances multiplied by the prior period’s rate.

(2)	Changes in the rate are calculated by taking changes in the average interest rate multiplied by the prior period’s volume.

(3)	Changes in rate/volume (“mix”) are calculated by taking changes in rates times the changes in volume.

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

The following sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates
		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps
	(Dollars in thousands)

Cash and cash equivalents	$576,891	$576,891	$576,891	$541,545	$541,545	$541,545
Trading securities	629,192	661,000	608,528	541,175	573,028	522,503
Available for sale securities	4,032,737	4,091,196	3,915,944	4,183,629	4,272,980	4,064,097
Loans held for sale	10,583,978	10,693,753	10,409,081	9,566,224	9,645,767	9,440,968
Loans held for investment	9,013,607	9,074,412	8,925,395	10,191,350	10,266,772	10,081,430
MSRs	2,052,822	1,537,663	2,424,294	1,822,455	1,393,979	2,142,276
Other assets	2,207,385	2,686,582	1,929,615	1,882,732	2,219,807	1,692,256

Total assets	$29,096,612	$29,321,497	$28,789,748	$28,729,110	$28,913,878	$28,485,075

Deposits	$11,427,496	$11,474,110	$11,381,767	$10,936,012	$10,978,982	$10,894,553
Advances from Federal Home Loan Bank	10,362,179	10,525,315	10,201,208	10,409,767	10,565,054	10,256,128
Other borrowings	3,290,767	3,292,200	3,289,337	3,464,290	3,466,577	3,462,006
Other liabilities	682,063	682,063	682,063	775,455	775,455	775,455

Total liabilities	25,762,505	25,973,688	25,554,375	25,585,524	25,786,068	25,388,142
Shareholders’ equity (NPV)	$3,334,107	$3,347,809	$3,235,373	$3,143,586	$3,127,810	$3,096,933

% Change from base case		0.41%	(2.96)%		(0.50)%	(1.48)%

Our NPV model has been built to focus on the Bank alone as the $0.6 billion of assets at the Parent Company and its non-bank subsidiaries have little interest rate risk exposure.

The increase in the net present value of equity from December 31, 2006 to March 31, 2007 is partly due to: (i) an increase in our balance sheet; (ii) an increase in retained earnings of Indymac Bank in the amount of $59.5 million; (iii) a capital contribution of $25.0 million from the Parent Company to Indymac Bank; and (iv) offset by a dividend payment of $43.3 million to the Parent Company. This analysis is based on instantaneous change in interest rates and does not reflect the impact of changes in hedging activities as interest rates change and changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

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

At March 31, 2007, net duration gap for our mortgage banking and thrift segments was positive 3.3 month and negative 1.5 month, respectively, with the overall net duration gap of 0.4 month. Although our duration risk has been maintained at relatively low levels as indicated by our duration gap measures, fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the duration limits approved by senior management and the Board of Directors.

The duration gap measures are estimated on a daily basis for the mortgage servicing rights and on a monthly basis for the assets in our thrift portfolio and pipeline.

CREDIT RISK AND RESERVES

We assume a degree of credit risk in connection with our investments in certain mortgage securities and loans held for investment and sale, as well as risks associated with our construction lending operations. We also retain limited credit exposure from repurchase obligations on the sale of mortgage loans through the standard representations and warranties to investors.

As part of credit risk management, we have established credit discounts on loans held for sale that represent the credit-related lower of cost or market adjustments on the portfolio. We determine the fair value of these assets based on a review of all available, relevant, and reliable information, not based on price discovery from forced sales or liquidations. In determining the fair value of the first lien loans, one of the primary determinants of fair value is the estimated value of the underlying collateral as adjusted by discount assumptions based on our expectation of what a willing market participant would use. For second lien loans, the primary determinant of fair value is the most recently executed trade since it is the most reliable indication of value available to the Company.

For the loans held for investment portfolio, an allowance for loan losses is established and allocated to various loan products for segment reporting purposes. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on management’s judgments and assumptions regarding various matters, including general economic conditions, loan portfolio composition, loan demand, delinquency trends and prior loan loss experience. Management continually evaluates these assumptions and various relevant factors impacting credit quality and inherent losses. A component of the overall allowance for loan losses is not specifically allocated to the loan portfolios (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of March 31, 2007, the unallocated component of the total allowance for loan losses was $19.5 million, compared to $17.2 million at December 31, 2006.

The following summarizes our allowance for loan losses/credit discounts and non-performing assets as of March 31, 2007:

				Total
		Allowance		Reserves as a
		For Loan	Credit	Percentage of
Type of Loan	Book Value	Losses	Discounts(1)	Book Value

Held for sale portfolio(2)	$10,576,381		$65,276	0.62%

Held for investment portfolio
SFR mortgage loans and HELOCs(3)	5,242,454	$34,937		0.67%
Land and other mortgage loans	412,044	6,291		1.53%
Builder construction	781,425	14,545		1.86%
Consumer construction loans	2,275,210	11,401		0.50%
Revolving warehouse lines of credit	276,686	413		0.15%

Total held for investment portfolio	8,987,819	$67,587		0.75%

Total loans	$19,564,200

(1)	The amount represents the lower of cost or market adjustments in the held for sale portfolio.

(2)	Book value of held for sale portfolio is before credit discounts.

(3)	Includes discontinued product lines, which consist of manufactured home loans and home improvement loans that were discontinued in 1999.

Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value.

The following table provides additional comparative data on non-performing assets:

	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Non-performing loans held for sale before market valuation reserves	$174,275	$51,988	$78,238
Market valuation reserves	(37,172)	(11,439)	(23,891)

Net non-performing loans held for sale	$137,103	$40,549	$54,347

Loans held for investment:
Portfolio loans
SFR mortgage loans	$114,270	$39,686	$73,545
Land and other mortgage loans	6,082	121	5,959
Builder construction	8,981	—	8,981
Consumer construction loans	22,587	14,210	19,998
Revolving warehouse lines of credit	1,311	—	—

Total non-performing loans held for investment	$153,231	$54,017	$108,483

Total non-performing loans	290,334	94,566	162,830
Foreclosed assets	33,307	8,519	21,638

Total non-performing assets	$323,641	$103,085	$184,468

Allowance for loan losses to non-performing loans held for investment	44%	106%	58%

Total non-performing assets to total assets	1.09%	0.43%	0.63%

At March 31, 2007, non-performing assets as a percentage of total assets was 1.09%, increasing from 0.63% at December 31, 2006. Non-performing loans increased $44.7 million and $82.8 million in loans held for investment and loans held for sale, respectively. As a result of the increased delinquencies in these portfolios, foreclosure activities rose during the period, leading to increased foreclosed assets of $33.3 million at March 31, 2007. We continue to be negatively impacted by the weakening real estate market and the general tightening of underwriting in the mortgage industry. Distressed borrowers who were able to cure their delinquencies by selling the underlying collateral or refinancing their loans before facing foreclosures had fewer options. This also resulted in a longer average time for us to liquidate our foreclosed assets and is expected to result in higher level of non-performing loans in the future.

As of March 31, 2007, the allowance for loan losses of $67.6 million for loans held for investment represented 0.75% of total loans held for investment, increasing from 0.61% at December 31, 2006. The following reflects the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Balance, beginning of period	$62,386	$55,168	$61,035
Allowance transferred to loans held for sale	(1,661)	—	—
Provision for loan losses	10,687	3,822	8,953
Charge-offs net of recoveries:
SFR mortgage loans	(2,434)	(1,285)	(6,058)
Consumer construction	(1,391)	(384)	(1,544)

Charge-offs net of recoveries	(3,825)	(1,669)	(7,602)

Balance, end of period	$67,587	$57,321	$62,386

Annualized charge-offs to average loans held for investment	0.15%	0.08%	0.31%

In the first quarter of 2007, net charge-offs decreased to $3.8 million from $7.6 million in the fourth quarter of 2006. As discussed under “SFR Mortgage Loans Held for Investment” section on page 37, we transferred $1.3 billion of loans and the related reserves of $1.7 million from the held for investment portfolio to the held for sale portfolio.

SECONDARY MARKET RESERVE

We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale. We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates could cause the overall rate of repurchases to increase. We maintain a secondary market reserve for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, sales to the GSEs, and securitizations. The reserve has two general components: reserves for repurchases arising from representation and warranty claims and reserves for repurchases arising from early payment defaults.

The following reflects the repurchase activities during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Dollars in millions)

Loans sold:
GSEs and whole loans	$17,146	$10,161
Securitization trusts	7,391	6,547

Total	$24,537	$16,708

Total repurchases(1)	$224	$15

Repurchases as a percentage of total loans sold during the period	0.91%	0.09%

(1)	Amounts exclude repurchases that are administrative in nature and generally are re-sold immediately at little or no loss.

As a percentage of total loans sold, repurchases have increased significantly to 91 basis points for the three months ended March 31, 2007. The increase is mainly due to early payment defaults on certain products including 80/20s and pay option ARMs. The Company has made several improvements in its underwriting guidelines and expects to see benefits of the tightened guidelines in the third quarter.

The following reflects the activity in the reserve during the three months ended March 31, 2007 and 2006 and December 31, 2006:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Balance, beginning of period	$33,932	$27,638	$30,190
Additions/provisions	31,670	4,527	13,186
Actual losses/mark-to-market	(15,085)	(2,526)	(10,394)
Recoveries on previous claims	75	774	950

Balance, end of period	$50,592	$30,413	$33,932

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserve is adequate. In response to the increased repurchases and related losses, provision for the secondary market reserve increased to $31.7 million for the three months ended March 31, 2007. We will continue to evaluate the adequacy of our reserve and allocate a portion of our gain on sale proceeds to the reserve going forward. The entire balance of our secondary market reserve is included on the consolidated balance sheets as a component of other liabilities.

EXPENSES

A summary of expenses follows:

	Three Months Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Salaries and related	$182,474	$152,558	$180,340
Premises and equipment	24,297	16,972	22,063
Loan purchase and servicing costs	15,026	12,906	14,754
Professional services	9,864	8,108	11,309
Data processing	19,756	14,275	17,962
Office and related	16,127	15,095	18,610
Advertising and promotion	9,635	11,217	10,001
Operations and sale of foreclosed assets	2,180	542	2,474
Other	5,038	3,319	3,946
Deferral of expenses under SFAS 91	(68,647)	(63,226)	(70,647)

Total operating expenses	215,750	171,766	210,812
Amortization of other intangible assets	430	134	429

Total expenses	$216,180	$171,900	$211,241

Our operating expenses increased 26% from $171.8 million for the three months ended March 31, 2006 to $215.8 million for the three months ended March 31, 2007. The increase is attributable to our operational growth and geographic expansions to execute on our strategy to increase production and revenue. Since the first quarter of 2006, we opened three new regional operations centers and a number of sales offices for the mortgage banking group and increased our consumer bank network to 30 branches, resulting in higher salaries and related, premises and data processing expenses. Our average FTE employees increased 21% from 7,229 for the three months ended March 31, 2006 to 8,755 for the three months ended March 31, 2007, including 666 FTE off-shore as part of our Global Resources program. We utilize the off-shore workforce predominantly in non-customer-facing back office functions to enhance service levels and improve efficiencies.

Our operating expenses increased by 2% compared to the fourth quarter of 2006 as we started seeing the benefits of the cost saving initiatives implemented beginning in January 2007. The initiatives included a hiring freeze on non-revenue generating personnel, base salary freeze company-wide, significant variable compensation tied to revenue and EPS growth and goals to increase outsourcing and cut 5% of our non-labor expenses from our fourth quarter 2006 run rate.

SHARE REPURCHASE ACTIVITIES

The following summarizes share repurchase activities during the three months ended March 31, 2007:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value (In Million) of
	Number of	Weighted	as Part of Publicly	Shares that May Yet be
	Shares	Average Price	Announced Plans or	Purchased Under the
	Purchased(1)	Paid per Share	Programs	Plans or Programs(2)

Calendar Month:
January 2007	19,763	$45.27	—	$300
February 2007	450	39.33	—	300
March 2007	17,064	29.96	—	300

Total	37,277	$38.19	—	300

(1)	All shares purchased during the periods indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stocks or exercise of stock options.

(2)	Our Board of Directors previously approved a $500 million share repurchase program. Since its inception in 1999, we have repurchased a total of 28.0 million shares through this program. In January 2007, we have obtained an authorization from the Board of Directors to repurchase an additional $236.4 million of common stock for a total current authorization of up to $300 million.

FUTURE OUTLOOK

We anticipate that our second quarter 2007 earnings performance will be similar to the first quarter of 2007, with an ROE of roughly 10%. While earnings from mortgage production will be down from the first quarter given continued secondary market and credit pressures and the expected significant decline in Financial Freedom’s earnings, we expect solid profits from our servicing and thrift segments and anticipate recording after-tax gains of roughly $15 million related to the sale and leaseback of an office building, which we purchased in 2004, and $7 million on the freezing of the Company’s defined benefit pension plan, which had been closed to new entrants after 2002. These actions will also result in annual after-tax savings of roughly $6 million per year for the next ten years.

We had previously provided guidance related to the second half of 2007 in which we indicated that we were projecting the ROE to be at or slightly above 15%. Our current forecast now shows the ROE in the second half of 2007 being approximately 13.5% with the fourth quarter ROE at roughly 15%.

The primary reasons for the lowering of our second half of 2007 guidance are the removal from our forecast of the preferred stock issuance and related share repurchase, which had been projected to increase the second half ROE by about 1.5%. We have not yet completed the preferred stock offering given current market conditions. We are still actively pursuing the offering and believe that the offering and related share repurchase can be completed, however the timing remains uncertain and is dependent on market conditions. As a result, we removed the impact of these transactions from our current forecast. In addition, we have made further mortgage production guideline cuts than were included in our previous guidance for the second half of 2007 in response to increased credit costs and illiquidity in the secondary market and expect that these further cuts will reduce mortgage volumes from our previous forecast in the second half of 2007. Because the housing and mortgage markets, including the secondary market for private mortgage backed securities, remains uncertain, we are internally updating our forecast almost weekly. If our current forecast changes materially, either negatively or positively, from the above, we will alert the market promptly. Lastly, some are predicting a ‘doomsday scenario’ for the housing and mortgage markets. Although we believe this to be unlikely, if that were to occur, our financial performance could worsen materially from what we are currently forecasting.”

This “Future Outlook” section contains certain forward-looking statements. See the section of this Form 10-Q entitled “Forward-Looking Statements” for a description of factors which may cause our actual results to differ from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended March 31, 2007, we had average total liquidity of $3.0 billion, which consists of unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

PRINCIPAL SOURCES OF CASH

Loan Sales and Securitizations

Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended March 31, 2007, we sold $24.5 billion of mortgage loans, which represented approximately 96% of our funded mortgage loans during the period, to third party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loan portfolio also acquired $396.5 million of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income for the Company. The remainder of our funded mortgage loans during the quarter is retained in our held for sale portfolio for future sale.

Our liquidity could be negatively impacted if any of our sales channels were disrupted. Disruptions in our whole loan sales and mortgage securitization transactions could occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control. These disruptions can also adversely impact our earnings.

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

On March 15, 2006, the Federal Housing Finance Board published a proposed rule aimed at bolstering capital for the Federal Home Loan Banks (FHLBs). Among other things, this proposal would result in the respective FHLB reducing dividends paid to its members until such time as the respective FHLB capital reaches a specified level. On December 1, 2006, the FHLB San Francisco changed the amount that may be made available for dividends to 90% of net income from the previous 95% of net income until the retained earnings target was reached. The policy became effective as of January 1, 2007, for periods beginning on and after that date.

Currently, Indymac Bank is approved for collateralized advances of up to $16.6 billion. At March 31, 2007, advances from FHLB totaled $10.4 billion, of which $6.8 billion were collateralized by mortgage loans and $3.6 billion were collateralized by mortgage-backed securities.

Deposits/Retail Bank

We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 30 branches in Southern California, our telebanking, and Internet channels. Through our web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal.

The following table shows our deposits by channel as of March 31, 2007, March 31, 2006, and December 31, 2006:

	March 31, 2007		March 31, 2006		December 31, 2006
		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)

Deposit Channel
Branch	$5,697,039	50%	$3,627,684	44%	$5,211,365	48%
Internet	1,198,872	10%	822,608	10%	1,185,423	11%
Telebanking	1,347,431	12%	981,756	12%	1,290,595	12%
Money desk	2492,241	22%	2,271,282	27%	2,593,719	24%
Custodial	716,599	6%	563,046	7%	616,904	5%

Total deposits	$11,452,182	100%	$8,266,376	100%	$10,898,006	100%

Our deposit products include demand deposit accounts, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts as follows:

	March 31, 2007		March 31, 2006		December 31, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Deposit Category
Non-interest-bearing checking	$79,002	0.0%	$66,076	0.0%	$72,081	0.0%
Interest-bearing checking	55,702	1.2%	57,143	1.3%	54,844	1.2%
Savings	2,255,677	5.0%	1,257,956	4.2%	1,915,333	5.0%
Custodial accounts	716,599	0.0%	563,046	0.0%	616,904	0.0%

Total core deposits	3,106,980	3.7%	1,944,221	2.7%	2,659,162	3.6%
Certificates of deposit	8,345,202	5.2%	6,322,155	4.3%	8,238,844	5.2%

Total deposits	$11,452,182	4.8%	$8,266,376	3.9%	$10,898,006	4.8%

Trust Preferred Securities and Warrants

On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants to purchase Indymac Bancorp’s common stock. As part of this transaction, Indymac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. As part of the WIRES offering, 3,500,000 warrants were issued with each convertible into 1.5972 shares of Indymac Bancorp’s common stock. Beginning on November 14, 2006, Indymac has the option to redeem the warrants for cash equal to the warrant, subject to the conditions in the prospectus. During the first quarter of 2007, a total of 40,000 warrants were exercised at an average exercise price of $35.17 per share to purchase 63,888 shares of Indymac Bancorp’s common stock. To date, 2.6 million warrants have been exercised and converted into a total of 4.2 million shares of Indymac Bancorp’s common stock. Subordinated debentures redeemed to date in conjunction with the warrant exercises totaled $102.8 million as of March 31, 2007.

No trust preferred securities were issued during the first quarter of 2007. To date, we have issued $368 million trust preferred securities (without warrants attached) with interest rates ranging from 5.83% to 7.35%. Interest rates on these securities are fixed for terms ranging from five to 10 years, after which the rates reset quarterly indexed to 3-month LIBOR. The securities can be called at the option of Indymac Bancorp five or 10 years after issuance. In each of these transactions, Indymac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions match the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations.

Upon the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” on July 1, 2003, the trusts have been deconsolidated from the financial statements of the Company. Book values of the subordinated debentures underlying the trust preferred securities, which represent the liabilities due from Indymac Bancorp to the trusts, totaled $429.6 million and $456.7 million at March 31, 2007 and December 31, 2006, respectively. These subordinated debentures are included in other borrowings on the consolidated balance sheets.

Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities

Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of asset-backed commercial paper, loans and securities sold under committed financing facilities and uncommitted agreements to repurchase and notes payable. Total other borrowings decreased to $3.9 billion at March 31, 2007, from $4.2 billion at December 31, 2006.

At March 31, 2007, we had $7.4 billion in committed financing facilities ($7.0 billion whole loan facilities, $300 million bond facilities and $100 million in unsecured revolving line of credit). Of these committed financing facilities, $1.8 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of March 31, 2007, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.

In April 2006, we established the North Lake Capital Funding Program, a single seller asset-backed commercial paper facility, which allows us to issue directly, secured liquidity notes backed by mortgage loans. Both the collateral pledged and secured liquidity notes are recorded on our balance sheet as assets and liabilities, respectively. The secured liquidity notes have been rated F-1+ by Fitch Ratings, P-1 by Moody’s Investors Service and A-1+ by Standard & Poor’s, and are supported by credit enhancements, such as over collateralization, excess spread and market value agreements provided by highly rated counterparties. We are authorized to issue up to

$2.5 billion in short-term notes, with expected maturities not to exceed 180 days after issuance and final maturities of 60 days following the expected maturities. As of March 31, 2007, we had $722.6 million in secured liquidity notes outstanding.

In November 2006, we established a multi-seller asset-backed commercial paper facility, structured as a repurchase facility to provide up to $1.5 billion dedicated financing for our construction to permanent, lot, and reverse mortgage loans. This is an annually renewable 364-day committed facility administered by Citicorp North America, Inc. As of March 31, 2007, we had outstanding totaling $1.1 billion under this facility.

Direct Stock Purchase Plan

Our direct stock purchase plan offers investors the ability to purchase shares of our common stock directly over the Internet. For those interested in investing over $10,000, investors can also participate in the waiver program administered by Mellon Investor Services LLC. We did not issue any common stock through this plan during the quarter ended March 31, 2007.

Capital Raising and Deployment Strategies

To optimize its capital structure and shareholders’ returns, the Company has obtained an authorization from the Indymac Bancorp Board of Directors to purchase an additional $236.4 million of Indymac Bancorp common stock pursuant to the stock repurchase program previously approved by the Board of Directors (see “Share Repurchase Activities” on page 52). Additionally, the Indymac Bank Board of Directors has approved the following capital raising initiatives: 1) issuing up to $500 million in non-cumulative perpetual preferred securities; and 2) issuing up to $200 million in senior subordinated debt.

PRINCIPAL USES OF CASH

In addition to the financing sources discussed above, our cash needs are funded by net cash flows from operations before net purchases and originations of loans held for sale, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities, totaled $0.9 billion during the first quarter of 2007 and $2.6 billion during the first quarter of 2006. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash (used in) provided by the Company’s operating activities totaled $(129.4) million and $82.1 million for the quarters ended March 31, 2007 and 2006, respectively.

REGULATORY CAPITAL REQUIREMENTS

Indymac Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of March 31, 2007, Indymac Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

The Company’s business is primarily centered on single-family lending and the related production and sale of loans. As such, the accumulation of MSRs is a large component of our strategy. As of March 31, 2007, the capitalized value of MSRs was $2.1 billion. OTS regulations generally impose higher capital requirements on MSRs that exceed total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets. We have flexibility to sell or retain MSRs and the ability to increase our capital base through retention of earnings and other capital raising activities. While management believes that compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.

During 2001, the OTS issued guidance for subprime lending programs which requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. The Company generally classifies all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than

660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file with the OTS. Subprime loans held for investment and subprime loans held for sale, which are either delinquent or more than 90 days old since origination, are supported by capital two times that of similar prime loans. These subprime loans totaled $163.4 million at March 31, 2007. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing Indymac’s total risk-based capital by 9 basis points.

The following presents Indymac Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at March 31, 2007:

	Capital Ratios
	Tangible	Tier 1 Core	Tier 1 Risk-Based	Total Risk-Based
	(Dollars in thousands)

March 31, 2007:
As reported pre-subprime risk-weighting	7.41%	7.41%	10.98%	11.37%
Adjusted for additional subprime risk weighting	7.41%	7.41%	10.90%	11.28%
Well-capitalized minimum	2.00%	5.00%	6.00%	10.00%
Excess over well-capitalized minimum requirement	$1,558,939	$695,133	$838,513	$219,645

We believe that, under current regulations, Indymac Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. Indymac Bank’s regulatory capital compliance could be impacted, however, by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in our mix of assets, interest rate fluctuations, loan loss provisions and credit losses, or significant changes in the economy in areas where we have most of our loans. Any of these factors could cause actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of Indymac Bank to meet its future minimum capital requirements.

Indymac Bancorp, the holding company for Indymac Bank, is substantially dependent upon dividends from the Bank for cash used to pay dividends on common stock and other cash outflows. We are required to seek approval from the OTS in order to pay dividends from the Bank to the holding company. There is no assurance that the Bank will be able to pay such dividends in the future or that the OTS will continue to grant approvals. While the holding company maintains cash and an unsecured line of credit to manage its liquidity, a disruption in dividends from the Bank could cause the holding company to reduce or eliminate the dividends paid on common stock.

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

In connection with our loan sales that are securitization transactions, there are $70.0 billion in loans owned by off-balance sheet trusts as of March 31, 2007. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. Generally, neither the third party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserve mostly for losses that could arise in connection with loans that we are required to repurchase from GSEs, whole loan sales and securitizations. For information on the sales proceeds and cash flows from our securitizations for 2007, see “Liquidity and Capital Resources — Principal Sources of Cash — Loan Sales and Securitizations.”

We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. See discussions on MSRs and other retained assets under “Mortgage Servicing Rights” and “Mortgage-Backed Securities” on page 29 and 32, respectively.

Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

Our material contractual obligations were summarized and included in our 2006 10-K. There have been no material changes outside the ordinary course of our business in the contractual obligations as specified in our 2006 10-K during the three months ended March 31, 2007.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Several of the critical accounting policies that are very important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to: (1) assets that are highly dependent on internal valuation models and assumptions rather than market quotations, including, AAA-rated and agency interest-only securities, prepayment penalty securities, MSRs and non-investment grade and residual securities; (2) derivatives hedging instruments and hedge accounting; (3) our allowance for loan losses (“ALL”); and (4) our secondary market reserve. Refer to pages 80 to 85 of our 2006 10-K for further discussion of our critical accounting policies and judgments.

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

REGULATORY UPDATE

The federal banking agencies published a proposed Statement on Subprime Mortgage Lending on March 2, 2007 to address certain risks and emerging issues relating to subprime mortgage lending practices. The statement specifies that an institution’s analysis of a borrower’s repayment capacity should include an evaluation of the borrower’s ability to repay the debt by its final maturity at the fully indexed rate, assuming a fully amortizing repayment schedule. The statement also underscores that communications with consumers should provide clear and balanced information about the relative benefits and risks of the products. Because subprime lending represents such a small percentage of our total mortgage loan production, management believes that if a final statement is published with content similar to the proposed statement, any impact will be limited and manageable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Interest Rate Sensitivity” on page 46 as well as Item 1A included on page 70 for quantitative and qualitative disclosure about market risk.

ITEM 1.	FINANCIAL STATEMENTS

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$577,471	$541,725
Securities classified as trading ($158.8 million and $152.9 million pledged as collateral for borrowings at March 31, 2007 and December 31, 2006, respectively)	630,604	542,731
Securities classified as available for sale, amortized cost of $4.6 billion and $4.9 billion at March 31, 2007 and December 31, 2006, respectively ($4.0 billion and $4.1 billion pledged as collateral for borrowings at March 31, 2007 and December 31, 2006, respectively)	4,622,165	4,900,514
Loans receivable:
Loans held for sale
SFR mortgage	9,952,670	8,801,252
HELOC	529,461	633,096
Consumer lot loans and other mortgage	28,974	33,495

Total loans held for sale	10,511,105	9,467,843

Loans held for investment
SFR mortgage	5,214,423	6,519,340
Consumer construction	2,275,210	2,225,979
Builder construction	781,425	786,279
HELOC	28,031	23,618
Land and other mortgage	412,044	375,215
Revolving warehouse lines of credit	276,686	246,778
Allowance for loan losses	(67,587)	(62,386)

Total loans held for investment	8,920,232	10,114,823

Total loans receivable ($14.6 billion and $14.9 billion pledged as collateral for borrowings at March 31, 2007 and December 31, 2006, respectively)	19,431,337	19,582,666
Mortgage servicing rights	2,052,822	1,822,455
Investment in Federal Home Loan Bank stock	805,632	762,054
Interest receivable	283,604	217,667
Goodwill and other intangible assets	112,178	112,608
Foreclosed assets	33,307	21,638
Other assets held for sale	54,785	—
Other assets	1,090,434	991,258

Total assets	$29,694,339	$29,495,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$11,452,182	$10,898,006
Advances from Federal Home Loan Bank	10,349,800	10,412,800
Other borrowings	4,312,965	4,637,000
Other liabilities	1,524,604	1,519,242

Total liabilities	27,639,551	27,467,048

Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 102,624,002 shares (73,578,966 outstanding) at March 31, 2007, and issued 102,258,939 shares (73,017,356 outstanding) at December 31, 2006	1,026	1,023
Additional paid-in-capital	1,606,051	1,597,814
Accumulated other comprehensive loss	(28,751)	(31,439)
Retained earnings	999,166	983,348
Treasury stock, 29,045,036 shares and 29,241,583 shares at March 31, 2007 and December 31, 2006, respectively	(522,704)	(522,478)

Total shareholders’ equity	2,054,788	2,028,268

Total liabilities and shareholders’ equity	$29,694,339	$29,495,316

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands, except per share data)

Interest income
Mortgage-backed and other securities	$92,279	$66,483
Loans held for sale
SFR mortgage	231,748	153,397
HELOC	19,666	17,745
Consumer lot loans and other mortgage	743	2,419

Total loans held for sale	252,157	173,561
Loans held for investment
SFR mortgage	94,453	73,795
Consumer construction	43,646	30,364
Builder construction	19,753	15,363
Land and other mortgage	9,715	6,848
HELOC	600	614
Revolving warehouse lines of credit	4,226	922

Total loans held for investment	172,393	127,906
Other	15,848	9,896

Total interest income	532,677	377,846
Interest expense
Deposits	132,067	74,243
Advances from Federal Home Loan Bank	174,529	103,609
Other borrowings	91,011	72,784

Total interest expense	397,607	250,636

Net interest income	135,070	127,210
Provision for loan losses	10,687	3,822

Net interest income after provision for loan losses	124,383	123,388
Other income
Gain on sale of loans	117,543	141,199
Service fee income	49,187	30,889
Loss on mortgage-backed securities, net	(5,347)	(2,615)
Fee and other income	16,316	11,674

Total other income	177,699	181,147

Net revenues	302,082	304,535
Other expense
Operating expenses	215,750	171,766
Amortization of other intangible assets	430	134

Total other expense	216,180	171,900

Earnings before provision for income taxes and minority interests	85,902	132,635
Provision for income taxes	33,520	52,319

Net earnings before minority interests	52,382	80,316
Minority interests	—	467

Net earnings	$52,382	$79,849

Earnings per share:
Basic	$0.72	$1.24
Diluted	$0.70	$1.18
Weighted-average shares outstanding:
Basic	72,297	64,310
Diluted	74,305	67,528
Dividends declared per share	$0.50	$0.44

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

				Accumulated
			Additional	Other		Total		Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Income	Stock	Equity
	(Unaudited)
	(Dollars in thousands)

Balance at December 31, 2005	64,246,767	$934	$1,318,751	$(15,157)	$759,330	$—	$(520,417)	$1,543,441
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	10,624	—	—	10,624
Issuance of common stock	617,414	6	23,919	—	—	—	—	23,925
Exercises of common stock options	162,029	2	4,203	—	—	—	—	4,205
Exercises of warrants	407,286	4	8,924	—	—	—	—	8,928
Compensation expenses for common stock options	—	—	2,515	—	—	—	—	2,515
Net officers’ notes receivable payments	—	—	18	—	—	—	—	18
Deferred compensation and restricted stock amortization, net of forfeitures	363,976	4	2,166	—	—	—	—	2,170
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(11,287)	—	(11,287)	—	(11,287)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	9,975	—	9,975	—	9,975
Purchases of common stock	(49,689)	—	—	—	—	—	(1,977)	(1,977)
Cash dividends	—	—	—	—	(28,844)	—	—	(28,844)
Net earnings	—	—	—	—	79,849	79,849	—	79,849

Total comprehensive income	—	—	—	—	—	$78,537	—	—

Balance at March 31, 2006	65,747,783	$950	$1,360,496	$(16,469)	$820,959		$(522,394)	$1,643,542

Balance at December 31, 2006	73,017,356	$1,023	$1,597,814	$(31,439)	$983,348	$—	$(522,478)	$2,028,268
Exercises of common stock options	100,230	—	—	—	—	—	2,693	2,693
Exercises of warrants	63,888	1	1,405	—	—	—	—	1,406
Compensation expenses for common stock options	—	—	2,594	—	—	—	—	2,594
Net officers’ notes receivable payments	—	—	59	—	—	—	—	59
Deferred compensation and restricted stock amortization, net of forfeitures	434,769	2	4,179	—	—	—	(1,495)	2,686
Net unrealized gain on mortgage-backed securities available for sale	—	—	—	5,331	—	5,331	—	5,331
Net unrealized loss on derivatives used in cash flow hedges	—	—	—	(2,643)	—	(2,643)	—	(2,643)
Purchases of common stock	(37,277)	—	—	—	—	—	(1,424)	(1,424)
Cash dividends	—	—	—	—	(36,564)	—	—	(36,564)
Net earnings	—	—	—	—	52,382	52,382	—	52,382

Total comprehensive income	—	—	—	—	—	$55,070	—	—

Balance at March 31, 2007	73,578,966	$1,026	$1,606,051	$(28,751)	$999,166		$(522,704)	$2,054,788

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$52,382	$79,849
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of loans	(117,543)	(141,199)
Compensation expenses related to stock options and restricted stocks	5,280	4,685
Other amortization and depreciation	33,833	14,586
Change in valuation of mortgage servicing rights, including amortization	86,941	(12,325)
Loss on mortgage-backed securities, net	5,347	2,615
Provision for loan losses	10,687	3,822
Net decrease in deferred tax liability	33,409	82,222
Net (increase) decrease in other assets and liabilities	(239,758)	47,804

Net cash (used in) provided by operating activities before activity for trading securities and loans held for sale	(129,422)	82,059
Net sales of trading securities	24,867	99,286
Net purchases and originations of loans held for sale	(956,618)	(2,661,562)

Net cash used in operating activities	(1,061,173)	(2,480,217)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	762,813	102,095
Purchases of mortgage-backed securities available for sale	(282,226)	(192,630)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	578,850	158,193
Net increase in investment in Federal Home Loan Bank stock, at cost	(43,578)	(33,654)
Net (increase) decrease in real estate investment	(554)	3,324
Net purchases of property, plant and equipment	(21,110)	(25,198)

Net cash provided by investing activities	994,195	12,130

Cash flows from financing activities:
Net increase in deposits	553,182	593,476
Net (decrease) increase in advances from Federal Home Loan Bank	(63,000)	1,042,000
Net (decrease) increase in borrowings	(325,488)	825,917
Net proceeds from issuance of common stock	—	23,925
Redemption of trust preferred securities	(28,140)	—
Net proceeds from stock options, warrants and notes receivable	4,158	13,151
Cash dividends paid	(36,564)	(28,844)
Purchases of common stock	(1,424)	(1,977)

Net cash provided by financing activities	102,724	2,467,648

Net increase (decrease) in cash and cash equivalents	35,746	(439)
Cash and cash equivalents at beginning of period	541,725	442,525

Cash and cash equivalents at end of period	$577,471	$442,086

Supplemental cash flow information:
Cash paid for interest	$357,977	$239,390

Cash paid (received) for income taxes	$111	$(49,425)

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$403,648	$621,116

Net transfer of mortgage servicing rights to trading securities	$163	$—

The accompanying notes are an integral part of these statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“Indymac Bank”) and variable interest entities. All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests in Indymac’s majority-owned subsidiaries or variable interest entities are included in “other liabilities” on the consolidated balance sheets and the minority interests on Indymac’s earnings are reported separately.

The consolidated financial statements of Indymac are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Indymac’s 2006 10-K.

NOTE 2 — NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. In January 2007, the Derivative Implementation Group issued DIG B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“DIG B40”). DIG B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS 155 and DIG B40 are effective for the first fiscal year beginning after September 15, 2006. The Company adopted SFAS 155 and DIG B40 on January 1, 2007. The adoption did not have a material impact on the Company’s financial condition and results.

In June 2006, the Emerging Issues Task Force (“EITF”) reached final conclusions on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits,” (“EITF 06-2”) pursuant to FASB Statement No. 43, “Accounting for Compensated Absences” (“SFAS 43”). EITF 06-2 requires that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to SFAS 43 and, therefore, a liability for the benefit should be accrued over the period required for the employee to earn the right to the time off under the arrangement. This Statement is effective for fiscal years beginning after December 15, 2006. Consistent with Statement No. 154, “Accounting Changes and Error Corrections,” the effect of adoption should be recognized as either a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or b) a change in accounting principle through retrospective application to all prior periods. The Company adopted this Statement on January 1, 2007, and this adoption did not have a material impact on the Company’s financial condition and results.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. The Company has an uncertain

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax position for its claimed research and development tax credits, filed in 2006 for $1.5 million for the year 2002, and for additional credits to which it may be entitled for subsequent years. Management has determined the research and development tax credits do not meet the more-likely-than-not recognition threshold under FIN 48 and no tax benefit has been recognized in the Company’s financial statements. The Company recognizes interest and penalties in other expense.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SEGMENT REPORTING

The Company operates through two primary segments: mortgage banking and thrift. For more information regarding each segment as well as the accounting methodology used for reporting segment financial results, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Detail Channel Results” on page 9 to 13. Commercial mortgage banking, mortgage banking overhead, elimination and other, and corporate overhead costs such as corporate salaries and related expenses, excess capital and non-recurring corporate items not allocated to the operating channels, are included in the “Other” column in the tables below.

Segment information for the three months ended March 31, 2007 and 2006 was as follows:

	Mortgage Banking
	Production	Mortgage			Total
	Divisions	Servicing	Thrift	Other	Company
	(Dollars in thousands)

Three months ended March 31, 2007
Net interest income (expense)	$49,762	$(5,052)	$69,820	$20,540	$135,070
Net revenues (expense)	168,012	59,670	74,949	(549)	302,082
Net earnings (loss)	44,035	24,905	29,945	(46,503)	52,382
Allocated average capital	679,808	332,085	851,976	169,030	2,032,899
Assets as of March 31, 2007	$9,164,307	$3,119,507	$16,374,788	$1,035,737	$29,694,339
Return on equity	26%	30%	14%	N/A	10%
Three months ended March 31, 2006
Net interest income (expense)	$43,251	$(3,296)	$75,662	$11,593	$127,210
Net revenues (expense)	182,510	29,279	98,599	(5,853)	304,535
Net earnings (loss)	64,555	11,661	45,436	(41,803)	79,849
Allocated average capital	510,832	197,253	727,465	162,756	1,598,306
Assets as of March 31, 2006	$6,528,233	$1,880,361	$14,315,533	$1,479,120	$24,203,247
Return on equity	51%	24%	25%	N/A	20%

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — MORTGAGE-BACKED SECURITIES

As of March 31, 2007 and December 31, 2006, our MBS portfolio was comprised of the following:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Mortgage-backed securities — trading
AAA-rated non-agency securities	$24,258	$43,957
AAA-rated and agency interest-only securities	74,720	73,570
AAA-rated principal-only securities	55,977	38,478
Prepayment penalty securities	93,106	97,576
Other investment grade securities	67,155	29,015
Other non-investment grade securities	70,809	41,390
Non-investment grade residual securities	244,579	218,745

Total mortgage-backed securities — trading	$630,604	$542,731

Mortgage-backed securities — available for sale
AAA-rated non-agency securities	$4,265,012	$4,604,489
AAA-rated agency securities	57,947	65,175
Other investment grade securities	233,559	160,238
Other non-investment grade securities	39,395	38,784
Non-investment grade residual securities	26,252	31,828

Total mortgage-backed securities — available for sale	$4,622,165	$4,900,514

The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of March 31, 2007
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(Dollars in thousands)

Securities — available for sale:
AAA-rated non-agency securities	$(1,376)	$271,886	$(36,055)	$1,515,412	$(37,431)	$1,787,298
AAA-rated agency securities	(644)	13,228	(146)	15,154	(790)	28,382
Other investment grade securities	(322)	35,376	(1,037)	26,049	(1,359)	61,425
Non-investment grade residual securities	(303)	26,252	—	—	(303)	26,252

Total securities — available for sale	$(2,645)	$346,742	$(37,238)	$1,556,615	$(39,883)	$1,903,357

As of March 31, 2007, the available for sale securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates. Because the Company has the ability and the intent to hold these

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

NOTE 5 — STOCK-BASED COMPENSATION

The Company has two stock incentive plans, the 2002 Incentive Plan, as amended and restated, and the 2000 Stock Incentive Plan, as amended (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options, restricted and performance stock awards, and other awards to employees (including officers) and directors. Options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and generally vest based on one, three or five years of continuous service. Grants issued after April 25, 2006 will expire in seven years from the grant date, while grants issued prior to April 25, 2006 have a ten-year term. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The fair value of each option award is estimated on the date of grant using an enhanced binomial lattice model.

The impact of stock option compensation cost to the statement of earnings follows:

	For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands except per share data)

Stock option compensation cost, before tax	$2,594	$2,515
Stock option compensation cost, after tax	1,638	1,655
Effect on basic earnings per share	0.02	0.03
Effect on dilutive earnings per share	0.02	0.02

The Company granted 1,088,913 options with a weighted average grant-date fair value of $5.43 during the three months ended March 31, 2007; and 788,140 options with a weighted average grant-date fair value of $9.13 for the three months ended March 31, 2006. The total fair value of options exercised during the periods ended March 31, 2007 and 2006, was $0.8 million and $1.2 million, respectively.

As of March 31, 2007, there was $11.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized in less than three years. The total fair value of shares vested during the periods ended March 31, 2007 and 2006, was $6.3 million and $9.0 million, respectively.

Cash received from options exercised under the Plans for the three months ended March 31, 2007 and 2006 was $2.7 million and $4.0 million, respectively. The actual tax benefit for the tax deductions from option exercises totaled $0.4 million and $1.2 million, respectively, for the three months ended March 31, 2007 and 2006.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock activity under the Plans as of March 31, 2007, and changes during the period ended March 31, 2007 follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Restricted Stock:
Nonvested, at beginning of period	889,117	$39.14
Granted	455,132	30.68
Vested	(133,594)	37.37
Canceled and forfeited	(16,302)	39.15

Nonvested, at end of period	1,194,353	36.11

The Company recorded compensation cost of $2.8 million and $1.9 million related to the restricted stock granted under the Plans for the three months ended March 31, 2007 and 2006.

NOTE 6 — DEFINED BENEFIT PENSION PLAN NET PERIODIC EXPENSE

Through December 31, 2002, we provided a defined benefit pension plan (the “DBP Plan”) to substantially all of our employees. Employees hired prior to January 1, 2003, with one or more years of service, are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. Our policy is to contribute the amount actuarially determined to be necessary to pay the benefits under the DBP Plan, and in no event to pay less than the amount necessary to meet the minimum funding standards of Employee Retirement Income Security Act of 1974. Employees hired after December 31, 2002 are not eligible for the DBP Plan.

In April 2007, the Board of Directors, at management’s recommendation, approved a resolution to freeze the DBP Plan effective May 31, 2007. Participants would no longer accrue additional benefits starting with the 2007 Plan year. As a result, we anticipate a curtailment gain in the range of $10-$13 million will be recognized in the second quarter of 2007.

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

On or about March 12, 2007, a putative class action was filed against the Company, Reese v. IndyMac Financial, Inc., CV-07-01635, in the U.S. District Court for the Central District of California, alleging facts about

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our public statements and asserting claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5, and state fiduciary duty law. The Company believes the claims are meritless, and it intends to defend the action vigorously.

NOTE 8 — OTHER ASSETS HELD FOR SALE

In March 2007, the Company engaged a firm to sell one of its properties in Pasadena, California. The property serves as our Mortgage Banking headquarters and consists of building, land and improvements. The Company intends to enter into a sale-leaseback transaction with the buyer. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the property amounting to $54.8 million was reclassified from fixed assets to other assets held for sale. Depreciation was also suspended starting March 2007.

NOTE 9 — SUBSEQUENT EVENT

On April 1, 2007, the Company executed its definitive agreement with New York Mortgage Trust, Inc. to purchase certain assets of the retail mortgage banking platform of its wholly owned taxable REIT subsidiary, The New York Mortgage Company, LLC (“NYMC”), for a purchase price of approximately $13.4 million, which includes an $8 million premium to the net book value of assets acquired. NYMC is a $2 billion retail mortgage origination business with 32 office locations primarily in New York, New England and the Mid-Atlantic. The Company purchased substantially all of the operating assets related to NYMC’s retail mortgage banking platform, including the use of The New York Mortgage Company name, and assume certain liabilities of NYMC’s retail platform, including certain lease liabilities and obligations under the pipeline of loan applications. The Company hired a majority of NYMC employees and assumed a portion of the retention and severance expenses associated with the transaction.

ITEM 4.	CONTROLS AND PROCEDURES

The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of March 31, 2007 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal actions. Certain of such actions involve alleged violations of employment laws, unfair trade practices, consumer protection laws, including claims relating to the Company’s sales, loan origination and collection efforts, and other federal and state banking laws. Management believes, based on current knowledge and after consultation with counsel, that these legal actions, individually and in the aggregate, and the losses, if any, resulting from the likely final outcome thereof, will not have a material adverse effect on the Company and its subsidiaries’ financial position, but may have a material impact on the results of operations of particular periods. Refer to “Note 7 — Legal Matters” in the accompanying notes to consolidated financial statements for further discussion.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed on pages 72 to 80 in our 2006 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See “Share Repurchase Activities” on page 52 for a discussion of share repurchases conducted by Indymac during the first quarter of 2007.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on April 26, 2007.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ MICHAEL W. PERRY
Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ A. SCOTT KEYS
A. Scott Keys
Executive Vice President
and Chief Financial Officer