Form 10-Q
period 2007-06-30
INDYMAC BANCORP INC
filed 2007-07-31
CIK 773468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8972

INDYMAC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3983415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

888 East Walnut Street,	91101-7211
Pasadena, California	(Zip Code)
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

Common stock outstanding as of July 25, 2007: 73,669,733 shares

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

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

References to “Indymac Bancorp” or the “Parent Company” refer to the parent company alone, while references to “Indymac,” the “Company,” or “we” refer to the parent company and its consolidated subsidiaries. References to “Indymac Bank” or the “Bank” refer to our subsidiary IndyMac Bank, F.S.B. and its consolidated subsidiaries. The following discussion addresses the Company’s financial condition and results of operations for the three and six months ended June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Indymac’s hybrid business model combines the best elements of mortgage banking and thrift investing. Mortgage banking involves the origination, securitization and sale of mortgage loans and related assets, and the servicing of those loans. The revenues from mortgage banking consist primarily of gains on the sale of loans, fees earned from origination, interest income earned while the loans are held for sale and servicing fees. On the thrift side, we generate core spread income from our investment portfolio of prime single-family residential (“SFR”) mortgage loans, home equity loans, consumer and builder construction loans and mortgage-backed securities (“MBS”).

As a result of the quick asset turn times associated with mortgage banking, it is less capital intensive than thrift investing and generally offers higher returns on invested capital. When demand for mortgages and related secondary products is high, more capital can be deployed in this segment. Thrift investing requires more capital than mortgage banking and generates correspondingly lower returns on invested capital. However, the returns generally tend to be more stable and less cyclical than those from mortgage banking. We allocate more capital to the thrift segment when we believe the secondary market is under-valuing returns on mortgage-related assets. The ability to deploy capital into the segment with the best opportunities at any given time allows us to focus on strong shareholder returns throughout the interest rate cycle.

For the three months ended June 30, 2007, Indymac had consolidated net income of $44.6 million, representing an 8.6% return on average equity (“ROE”). Regarding business segment performance1, mortgage production divisions had earnings of $38.3 million and a 21% ROE in the second quarter. Mortgage servicing had earnings of $31.9 million and a 37% ROE. Combining production and servicing, mortgage banking earned $59.1 million and a 22% ROE. The thrift segment earned $15.5 million, representing a 7% ROE for the second quarter. Negatively impacting the performance of the thrift segment was an increase in delinquencies in our loan portfolios, which resulted in increased loan loss provisions, and credit valuation adjustments in our non-investment grade and residual securities portfolios to reflect expected increases in credit losses.

1 Net income for the mortgage production divisions, mortgage servicing and the thrift portfolio is before divisional and corporate overhead. Net income for total mortgage banking segment is after divisional overhead but before corporate overhead.

SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

The following highlights the Company’s consolidated financial condition and results of operations for the periods indicated:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
	(Dollars in millions, except per share data)

Balance Sheet Information (at period end)(1)
Cash and cash equivalents	$618	$577	$542	$521	$165
Securities (trading and available for sale)	5,608	5,253	5,443	4,950	4,890
Loans held for sale	11,762	10,511	9,468	8,341	6,493
Loans held for investment	8,648	8,988	10,177	10,030	8,773
Allowance for loan losses	(77)	(68)	(62)	(61)	(58)
Mortgage servicing rights	2,387	2,053	1,822	1,631	1,599
Other assets	2,713	2,380	2,105	1,973	1,894
Total Assets	31,659	29,694	29,495	27,385	23,756
Deposits	11,747	11,452	10,898	10,111	9,352
Advances from Federal Home Loan Bank	10,873	10,350	10,413	9,333	7,070
Other borrowings	4,527	4,313	4,637	4,595	4,165
Other liabilities and preferred stock in subsidiary	2,462	1,525	1,519	1,409	1,366
Total Liabilities and Preferred Stock in Subsidiary	29,609	27,639	27,467	25,447	21,952
Shareholders’ Equity	2,050	2,055	2,028	1,938	1,804
Income Statement Information(1)
Net interest income	$149	$135	$133	$137	$130
Provision for loan losses	17	11	9	5	2
Gain on sale of loans	101	118	165	160	202
Service fee income	86	49	22	21	27
(Loss) gain on MBS	(46)	(5)	(4)	19	8
Fee and other income	25	16	13	14	12
Net revenues	298	302	320	346	377
Operating expenses	224	216	211	203	204
Net earnings	45	52	72	86	105
Other Operating Data
SFR mortgage loan production	$22,505	$25,569	$25,946	$23,968	$20,060
Total loan production(2)	23,023	25,930	26,328	24,439	20,591
Mortgage industry market share(3)	3.07%	3.90%	3.63%	3.32%	2.67%
Pipeline of SFR mortgage loans in process	13,376	16,112	11,821	14,556	12,527
Loans sold	20,194	24,537	23,417	19,508	19,415
Loans sold/SFR mortgage loan production	90%	96%	90%	81%	97%
SFR mortgage loans serviced for others (at period end)(4)	167,710	156,144	139,817	124,395	109,989
Total SFR mortgage loans serviced (at period end)	183,578	171,955	155,656	139,022	122,112
Average full-time equivalent employees	9,431	8,755	8,477	8,186	7,861
Per Share Data
Basic earnings per share	$0.62	$0.72	$1.02	$1.25	$1.57
Diluted earnings per share	0.60	0.70	0.97	1.19	1.49
Dividends declared per share	0.50	0.50	0.50	0.48	0.46
Dividend payout ratio(5)	83%	71%	52%	40%	31%
Book value per share (at period end)	27.83	27.93	27.78	27.35	26.29
Closing price per share (at period end)	29.17	32.05	45.16	41.16	45.85
Average Common Shares (in thousands):
Basic	72,412	72,297	71,059	68,866	66,483
Diluted	73,976	74,305	74,443	72,286	70,213
Performance Ratios
Return on average equity (annualized)	8.62%	10.45%	14.56%	18.27%	24.09%
Return on average assets (annualized)	0.50%	0.60%	0.85%	1.17%	1.51%
Net interest income to pre-tax income after minority interest and dividends declared on preferred stock on subsidiary	203.61%	157.24%	122.52%	95.97%	75.40%
Net interest margin, consolidated	1.92%	1.77%	1.76%	2.13%	2.12%
Net interest margin, thrift(6)	2.29%	2.11%	2.09%	2.50%	2.43%
Mortgage banking revenue (“MBR”) margin on loans sold(7)	0.80%	0.68%	0.91%	1.03%	1.23%
Efficiency ratio(8)	71%	69%	64%	58%	54%
Operating expenses to total loan production	0.97%	0.83%	0.80%	0.83%	0.99%
Balance Sheet and Asset Quality Ratios
Average interest-earning assets	$31,255	$31,030	$29,868	$25,507	$24,681
Average assets	35,837	35,341	33,765	29,140	27,770
Average equity	2,078	2,033	1,969	1,871	1,742
Debt to equity ratio(9)	13.2:1	12.7:1	12.8:1	12.4:1	11.4:1
Core capital ratio(10)	8.10%	7.41%	7.39%	7.60%	8.24%
Risk-based capital ratio(10)	12.09%	11.28%	11.72%	11.62%	11.97%
Non-performing assets to total assets	1.63%	1.09%	0.63%	0.51%	0.49%
Allowance for loan losses to total loans held for investment	0.89%	0.75%	0.61%	0.61%	0.66%
Allowance for loan losses to non-performing loans held for investment	36.07%	44.11%	57.51%	77.43%	90.61%

(1)	The items under the balance sheet and income statement sections are rounded individually and therefore may not necessarily add to the total.

(2)	Includes newly originated commitments on builder construction loans as well as commercial real estate loan production, which started in March 2007.

(3)	Our market share is calculated based on our total SFR mortgage loan production, both purchased (correspondent and conduit) and originated (retail and wholesale), in all channels (the numerator) divided by the Mortgage Bankers Association (“MBA”) July 12, 2007 Mortgage Finance Long-Term Forecast estimate of the overall mortgage market (the denominator). Our market share calculation is consistent with that of our mortgage banking peers. It is important to note that these industry calculations cause purchased mortgages to be counted more than once, i.e., first when they are originated and again by the purchasers (through correspondent and conduit channels) of the mortgages. Therefore, our market share calculation may not be mathematically precise, but it is consistent with industry calculations, which provide investors with a good view of our relative standing compared to the other top mortgage lending peers.

(4)	SFR mortgage loans serviced for others represent the unpaid principal balance on loans sold with servicing retained by Indymac. Total SFR mortgage loans serviced includes mortgage loans serviced for others and mortgage loans owned by and serviced for Indymac.

(5)	Dividends declared per common share as a percentage of diluted earnings per share.

(6)	Net interest margin, thrift, represents the combined margin from thrift, elimination and other, and corporate overhead.

(7)	Mortgage banking revenue margin is calculated using the sum of consolidated gain on sale of loans and the net interest income earned on loans held for sale by our mortgage banking production divisions divided by total loans sold.

(8)	Defined as operating expenses divided by net revenues, excluding provision for loan losses.

(9)	Debt includes deposits. Preferred stock in subsidiary is excluded from the calculation.

(10)	Ratio is for Indymac Bank and excludes unencumbered cash at the Parent Company available for investment in Indymac Bank. Risk-based capital ratio is calculated based on the regulatory standard risk weighting adjusted for the additional risk weightings for subprime loans.

NARRATIVE SUMMARY OF CONSOLIDATED FINANCIAL RESULTS

Three Months ended June 30, 2007 Compared to Three Months ended June 30, 2006

The Company recorded net earnings of $44.6 million, or $0.60 per diluted share, for the second quarter of 2007. This represents a decrease of 57% and 60% in net earnings and earnings per share, respectively, compared with the net earnings of $104.7 million, or $1.49 per diluted share, for the second quarter of 2006. Return on average equity also decreased to 9% for the second quarter of 2007 compared to 24% for the second quarter of 2006. The decline in profitability is mainly attributable to higher credit costs and a lower MBR margin.

Our total SFR mortgage production for the second quarter of 2007 grew 12% to $22.5 billion over the $20.1 billion for the second quarter of 2006 but declined 12% from $25.6 billion for the first quarter of 2007. The decline in volume from the first quarter of 2007 is mainly reflected in the 37% or $3.1 billion drop in volume from our conduit channel as we were less aggressive on our bids for this business due to its inherently lower profit margins and the current uncertainty with respect to secondary market spreads and execution. Production from our core mortgage professionals channels (excluding the conduit) declined from the first quarter of 2007 by 3% to $13.3 billion. The servicing retention channel continues to be strong with an increase of 31% from the first quarter of 2007 to $1.5 billion. Also, the newly acquired New York Mortgage Company (“NYMC”), now part of our retail channel, contributed $376 million to total production this quarter. The overall decline in volume for the second quarter was in line with expectations communicated last quarter given that 31% of our Q107 production would have been eliminated by the guideline cuts we have made this year. We were able to maintain solid volumes despite the guideline cuts as some of the displaced production has migrated to other Indymac loan products for which borrowers qualify, in particular many of our new mortgage insurance based products that are saleable to the GSEs. Our mortgage industry market share based on the industry volume published by the MBA on July 12, 2007, increased to 3.07% for the quarter ended June 30, 2007, from 2.67% for the quarter ended June 30, 2006, but declined from 3.90% for the quarter ended March 31, 2007. The pipeline of SFR mortgage loans in process ended at

$13.4 billion, up from $12.5 billion at June 30, 2006, but down from the record high of $16.1 billion at March 31, 2007.

Our MBR margin declined to 0.80% for the quarter ended June 30, 2007 from 1.23% for the quarter ended June 30, 2006, but increased from 0.68% for the quarter ended March 31, 2007. This year over year MBR margin decline was primarily due to continuing spread widening caused by the secondary market disruption, increased competition, a shift to lower margin products in the mix of loans sold, higher credit costs related to early payment defaults on loans prior to sale, and an increase in our secondary market reserve provision. We sold $20.2 billion, or 90% of mortgage loans produced, generating $101.0 million in gain on sale in the second quarter of 2007. By comparison, we sold $19.4 billion, or 97% of mortgage loans produced, generating $201.7 million in gain on sale during the same period last year.

The thrift net interest margin was 2.29% for the quarter ended June 30, 2007, down from 2.43% for the quarter ended June 30, 2006, but up from 2.11% for the quarter ended March 31, 2007. Our thrift net interest margin improved over the first quarter of 2007 as a result of selling lower yielding assets out of the thrift portfolio, lower premium amortizations due to slower prepayment speed, and improvements achieved in our deposit cost of funds relative to other funding sources.

Credit costs continued to rise during the current quarter. The credit related mark-to-market valuation reserve on loans held for sale (“HFS”) increased from March 31, 2007 by $47.8 million to $113.1 million at June 30, 2007. For the loans held for investment (“HFI”) portfolio, the provision for loan losses increased to $17.2 million for the second quarter of 2007 from $2.2 million for the second quarter of 2006. Moreover, the Company repurchased $219 million of loans mainly due to early payment defaults in the second quarter of 2007, up from $48 million for the second quarter of 2006. In addition, provision for the secondary market reserve was increased to $24.2 million compared to $10.2 million a year ago, but down from $31.7 million in the first quarter of 2007. We have implemented guideline cuts in our production that would have eliminated 94% of the credit losses on the loans held for sale portfolio had they been in place at the time of production. We believe the credit quality of our portfolio and repurchase activity should start to improve in the second half of 2007.

Total operating expenses of $224.0 million were up 4% over the first quarter and 10% year over year. Operating expense growth in the second quarter over the first quarter was driven mainly by a $13.4 million expense increase in two of our new business activities, our retail lending and commercial mortgage divisions, with the bulk of the increase coming from the April 1, 2007 acquisition of the retail lending platform of NYMC, including roughly 400 employees. We also continued to invest in the revenue generating capacity of our wholesale, correspondent and retention divisions, increasing our expenses in these areas by $6.9 million over the first quarter. These increases were largely offset by a one-time expense reduction of $10.3 million related to the curtailment of our pension plan and a $6.5 million, or 15%, reduction in corporate overhead from the first quarter. The hiring freeze we have on non-revenue generating personnel continues to have a positive effect on our expenses, as our non-revenue generating headcount declined by an annualized 12% rate from the first quarter, which comes on top of a 20% annualized decline last quarter. Although we continue to manage our expenses effectively, our efficiency ratio worsened to 71% from 69% last quarter primarily because of the investment we made in our retail lending division and other incubator initiatives and the decline in revenues.

During the third quarter of 2007, we engaged in the right-sizing of our workforce, mainly in operations and information technology, resulting in the layoff of approximately 400 employees. These layoffs will result in Indymac taking a pre-tax charge to earnings of approximately $6.5 million in the third quarter. The cost savings we will realize will substantially offset this charge during the third quarter of this year, and on an ongoing basis we project $30 million in annual cost savings.

Six Months ended June 30, 2007 Compared to Six Months ended June 30, 2006

The Company recorded net earnings of $97.0 million, or $1.31 per diluted share, for the first half of 2007. This represents a decrease of 47% and 51% in net earnings and earnings per share, respectively, compared with net earnings of $184.5 million, or $2.68 per diluted share, for the first half of 2006. Return on average equity also decreased to 10% for the first half of 2007 from 22% a year ago. The decline in profitability is mainly attributable to higher credit costs, a lower MBR margin and a lower thrift net interest margin.

While total SFR mortgage loan production grew 20% to $48.1 billion and loan sales grew 24% to $44.7 billion during the first half of 2007 compared to the first half of 2006, net revenues declined 12% to $599.8 million during the same period. This is primarily due to the decline in MBR margin caused by the secondary market disruption discussed earlier and higher credit costs due to worsening delinquencies in our HFS portfolio. The change in product mix of loans sold also contributed to the decline in MBR margin.

The thrift net interest margin was down from 2.42% for the first half of 2006 to 2.20% for the first half of 2007. We were negatively impacted by the inverted yield curve as the spread between the average 10-year treasury rate and the average one-month LIBOR worsened from a negative 0.03% in the first half of 2006 to a negative 0.56% in the first half of 2007.

As discussed earlier, credit costs during the first half of 2007 increased significantly due primarily to increases in non-performing loans and early payment defaults and increased delinquencies in both our HFS and HFI portfolios. As a result, we increased the provision for loan losses to $27.9 million for the first half of 2007 compared to $6.1 million in the first half of 2006. We repurchased $443 million of loans in the first half of 2007, mainly due to early payment defaults, compared to $62 million in the first half of 2006.

Total non-interest income, excluding gain on sale of loans, increased 43% from $87.5 million for the first half of 2006 to $124.8 million for the first half of 2007. This increase is mainly attributable to a $76.7 million increase in service fee income, which is a direct result of the growth in our servicing portfolio and slower prepayment rates. Revenue from our MBS portfolio declined from $5.6 million for the first half of 2006 to a loss of $51.7 million for the first half of 2007, primarily due to valuation adjustments on non-investment and residual securities reflecting expected credit losses.

Operating expenses increased 17% from $375.5 million for the first half of 2006 to $439.8 million for the first half of 2007. The increase is primarily reflected in the growth of our average FTEs from 7,545 for the first half of 2006 to 9,093 for the first half of 2007, which was necessary to support the growth in our mortgage production volume, loan servicing portfolio and thrift investment portfolio. While year-over-year loan production, servicing portfolio and total assets have grown by 20%, 52% and 33%, respectively, we have been able to hold the growth in operating expenses to 17% through the cost saving initiatives previously disclosed by the Company.

SUMMARY OF BUSINESS SEGMENT RESULTS

Holding managers accountable for growing profits and earning attractive returns on capital is a key component of our meritocracy culture. Accordingly, we have developed a detailed reporting process that computes net income and ROE for our key business segments each reporting period and uses the results to evaluate our managers’ performance and determine their incentive compensation. In addition, we use the results to evaluate the performance and prospects of our divisions and adjust our capital allocations to those that earn the best returns for our shareholders.

We predominantly use Generally Accepted Accounting Principles (“GAAP”) to compute each division’s financial results as if it were a stand-alone entity. Consistent with this approach, borrowed funds and their interest cost are allocated based on the funds actually used by the Company to fund the division’s assets and capital is allocated based on regulatory capital rules for the specific assets of each segment. Additionally, transactions between divisions are reflected at arms-length in these financial results and intercompany profits are eliminated in consolidation. We do not allocate fixed corporate and business unit overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and distort each division’s marginal contribution to our profits. However, the cost of these overhead activities is included in the following tables so they reconcile to our consolidated results, and they are tracked closely, so the responsible managers can be held accountable for the level of these costs and their efficient use.

Our segment reporting is organized consistent with our hybrid business model that combines mortgage banking and thrift investing. Mortgage banking involves the origination, securitization and sale of mortgage loans and related assets, and the servicing of those loans. The revenues from mortgage banking consist primarily of gains on the sale of the loans, fees earned from origination, net interest income earned while the loans are held pending sale, and servicing fees. In the thrift segment, we primarily generate core spread income from our investment portfolio of mortgage-backed securities, prime SFR mortgages, home equity loans, and consumer and builder construction loans.

The following tables and discussion explain the recent results of our two major operating segments, mortgage banking and thrift. These activities, combined with the elimination and other category, which includes supporting deposit and treasury costs as well as eliminating entries, form our total operating results. Our unallocated corporate overhead costs are also presented and discussed. We have also included supplemental tables showing detailed division level financial results for each of our segments.

The following tables summarize the Company’s financial results by its two primary segments for the periods indicated:

				Total
	Mortgage		Eliminations	Operating	Corporate	Total
	Banking	Thrift	& Other(1)	Results	Overhead	Company
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$54,286	$71,699	$26,506	$152,491	$(3,247)	$149,244
Provision for loan losses	—	(17,204)	—	(17,204)	—	(17,204)
Gain (loss) on sale of loans	116,962	7,679	(23,611)	101,030	—	101,030
Service fee income	92,709	476	(7,567)	85,618	—	85,618
Gain (loss) on sale of securities	(26,392)	(20,698)	743	(46,347)	—	(46,347)
Other income	12,751	11,280	775	24,806	607	25,413

Net revenues (expense)	250,316	53,232	(3,154)	300,394	(2,640)	297,754
Operating expenses	209,369	32,579	16,013	257,961	27,751	285,712
Deferral of expenses under SFAS 91	(56,464)	(4,793)	—	(61,257)	—	(61,257)

Pretax income (loss)	97,411	25,446	(19,167)	103,690	(30,391)	73,299

Net income (loss)	$59,078	$15,495	$(11,426)	$63,147	$(18,508)	$44,639

Relevant Financial and Performance Data
Average interest-earning assets	$14,634,017	$16,276,519	$(92,737)	$30,817,799	$437,229	$31,255,028
Allocated capital	1,100,429	897,521	1,984	1,999,934	77,640	2,077,574
Loans produced	21,626,275	1,396,865	—	23,023,140	—	23,023,140
Loans sold	20,496,742	1,204,928	(1,508,093)	20,193,577	—	20,193,577
MBR Margin	0.87%	0.64%	N/A	N/A	N/A	0.80%
ROE	22%	7%	N/A	13%	N/A	9%
Net interest margin	N/A	1.77%	N/A	1.98%	N/A	1.92%
Net interest margin, thrift	N/A	1.77%	N/A	N/A	N/A	2.29%
Average FTE	7,145	660	326	8,131	1,300	9,431
Three Months Ended June 30, 2006
Operating Results
Net interest income	$37,897	$76,780	$17,432	$132,109	$(1,955)	$130,154
Provision for loan losses	—	(2,230)	—	(2,230)	—	(2,230)
Gain (loss) on sale of loans	196,924	17,005	(12,270)	201,659	—	201,659
Service fee income	35,050	288	(8,091)	27,247	—	27,247
Gain (loss) on sale of securities	6,832	(1,577)	3,003	8,258	—	8,258
Other income	2,431	9,445	(150)	11,726	276	12,002

Net revenues (expense)	279,134	99,711	(76)	378,769	(1,679)	377,090
Operating expenses	181,458	33,282	12,005	226,745	43,901	270,646
Deferral of expenses under SFAS 91	(61,295)	(4,599)	(281)	(66,175)	—	(66,175)

Pretax income (loss)	158,971	71,028	(11,800)	218,199	(45,580)	172,619

Net income (loss)	$96,651	$43,258	$(7,492)	$132,417	$(27,758)	$104,659

Relevant Financial and Performance Data
Average interest-earning assets	$9,428,400	$14,498,089	$(90,914)	$23,835,575	$845,002	$24,680,577
Allocated capital	786,573	776,126	2,154	1,564,853	177,384	1,742,237
Loans produced	19,252,719	1,337,863	—	20,590,582	—	20,590,582
Loans sold	20,180,744	1,269,497	(2,035,077)	19,415,164	—	19,415,164
MBR Margin	1.16%	1.34%	N/A	N/A	N/A	1.23%
ROE	49%	22%	N/A	34%	N/A	24%
Net interest margin	N/A	2.12%	N/A	2.22%	N/A	2.12%
Net interest margin, thrift	N/A	2.12%	N/A	N/A	N/A	2.43%
Average FTE	5,655	655	312	6,622	1,239	7,861
Quarter to Quarter Comparison
% change in net income	(39)%	(64)%	(53)%	(52)%	33%	(57)%
% change in capital	40%	16%	(8)%	28%	(56)%	19%

(1)	Included are eliminations, deposits, and treasury items, the details of which are provided on page 30.

MORTGAGE BANKING SEGMENT

Our mortgage banking segment primarily consists of mortgage production divisions and our mortgage servicing division, which services the loans that Indymac originates, whether they have been sold into the secondary market or are held for investment on our balance sheet.

The mortgage banking segment earnings declined 39% from $96.7 million in the second quarter of last year to $59.1 million in the second quarter of 2007. These lower earnings were caused by a significant reduction in earnings from our production divisions partially offset by strong returns and growth in the mortgage servicing area.

The primary driver of the 55% reduction in production divisions earnings was the decline in the MBR margin from 1.16% of loans sold in last year’s second quarter to 0.82% in the same period this year. Although increased competition has contributed to these lower revenue margins, increased production credit costs is the primary cause of this decline. Mortgage banking revenue was reduced by $61.0 million in credit related costs, or 30 basis points of our total MBR margin, in the second quarter of 2007. These losses have almost doubled from $38 million in the second quarter of 2006. As credit conditions in the United States mortgage market have deteriorated, our production credit losses have increased. However, we have identified the products where these losses were concentrated and stopped offering them. Mortgage banking credit losses recognized in the second quarter on products we no longer offer, totaled $38.7 million, or 94% of the total. Excluding these losses, the production divisions’ MBR margin would have been 1.02% and its ROE would have been 34%. We expect these credit costs to decline in the second half of this year; however, volatile secondary market conditions are expected to pressure MBR margins during this time. In addition to the negative impact of credit losses on our production earnings, we made investments during the second quarter in the consumer direct and retail that lost money during their start-up phase. These losses totaled $5.0 million after-tax and when combined with the $1.1 million loss from similar investments in commercial mortgage banking lowered our total mortgage banking segment ROE by 2.2%.

The credit losses above affected all of our major channels in the production divisions, except Financial Freedom which grew earnings 69% year over year despite increased competition. These earnings were down 33% from a very strong first quarter of 2007, and we expect increased competition to continue to pressure Financial Freedom’s earnings.

The 63% increase in Mortgage Servicing earnings reflects growth in the portfolio, slower prepayment speeds, and improved customer retention earnings. The portfolio of loans serviced for others grew 52% to $167.7 billion at June 30, 2007 from $110.0 billion a year ago. Our retention percentage among customers paying off their mortgage improved to 17.0% this quarter versus 8.8% in last year’s second quarter. Combined with the growth in our servicing portfolio, this led to a 176% in increase in retention loan volume from last year to $1.5 billion, and retention profits quadrupled from $2.4 million to $9.5 million in the same period.

The following tables provide additional detail on total mortgage banking division for the periods indicated:

			Consumer
			Mortgage	Commercial	Total
	Production	Mortgage	Banking	Mortgage	Mortgage
	Divisions	Servicing	O/H(1)	Banking	Banking
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$61,347	$(7,414)	$319	$34	$54,286
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	96,290	20,449	—	223	116,962
Service fee income	10,815	81,894	—	—	92,709
Gain (loss) on sale of securities	—	(26,392)	—	—	(26,392)
Other income	7,194	4,590	941	26	12,751

Net revenues (expense)	175,646	73,127	1,260	283	250,316
Operating expenses	164,390	25,043	17,820	2,116	209,369
Deferral of expenses under SFAS 91	(52,050)	(4,310)	—	(104)	(56,464)

Pretax income (loss)	63,306	52,394	(16,560)	(1,729)	97,411

Net income (loss)	$38,308	$31,908	$(10,085)	$(1,053)	$59,078

Relevant Financial and Performance Data
Average interest-earning assets	$13,517,736	$1,100,083	$2,470	$13,728	$14,634,017
Allocated capital	735,268	348,360	16,196	605	1,100,429
Loans produced	20,091,316	1,490,172	—	44,787	21,626,275
Loans sold	19,253,790	1,241,952	—	1,000	20,496,742
MBR Margin	0.82%	1.65%	N/A	N/A	0.87%
ROE	21%	37%	N/A	(698)%	22%
Net interest margin	1.82%	N/A	N/A	0.99%	N/A
Average FTE	5,386	291	1,440	28	7,145
Three Months Ended June 30, 2006
Operating Results
Net interest income	$37,650	$(221)	$468	$—	$37,897
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	191,333	5,591	—	—	196,924
Service fee income	4,650	30,400	—	—	35,050
Gain (loss) on sale of securities	—	6,832	—	—	6,832
Other income	484	1,222	725	—	2,431

Net revenues (expense)	234,117	43,824	1,193	—	279,134
Operating expenses	152,837	13,308	15,313	—	181,458
Deferral of expenses under SFAS 91	(59,608)	(1,687)	—	—	(61,295)

Pretax income (loss)	140,888	32,203	(14,120)	—	158,971

Net income (loss)	$85,638	$19,612	$(8,599)	$—	$96,651

Relevant Financial and Performance Data
Average interest-earning assets	$8,851,454	$573,655	$3,291	$—	$9,428,400
Allocated capital	521,875	253,768	10,930	—	786,573
Loans produced	18,712,491	540,228	—	—	19,252,719
Loans sold	19,743,413	437,331	—	—	20,180,744
MBR Margin	1.16%	1.28%	N/A	N/A	1.16%
ROE	66%	31%	N/A	N/A	49%
Net interest margin	1.71%	N/A	N/A	N/A	N/A
Average FTE	4,405	183	1,067	—	5,655
Quarter to Quarter Comparison
% change in net income	(55)%	63%	(17)%	N/A	(39)%
% change in equity	41%	37%	48%	N/A	40%

(1)	Included production division overhead, servicing overhead and secondary marketing overhead of $3.7 million, $3.4 million and $3.0 million, respectively, for the second quarter of 2007. For the second quarter of 2006, the production division overhead, servicing overhead and secondary marketing overhead were $3.7 million, $2.4 million and $2.5 million, respectively.

PRODUCTION DIVISIONS

The mortgage production divisions originate loans through three main channels: consumer direct, mortgage professionals group (“MPG”) and Financial Freedom. The MPG sources loans through relationships with mortgage brokers, financial institutions, realtors, and homebuilders through four business units: retail, wholesale, correspondent and conduit.

The consumer direct division offers mortgage loans directly to consumers through our southern California retail branch network and our centralized call center, sourcing leads through direct mail, internet lead aggregators, online advertising and referral programs.

Within the MPG, the retail channel provides mortgage financing directly to home purchase oriented consumers by targeting Realtors®, homebuilders and financial professionals via storefront mortgage loan offices. Our recent acquisition of the retail platform of New York Mortgage Company is a major component of and provides a model for this channel. As of June 30, 2007, we have 30 retail storefront mortgage offices and plans to open more in the second half of 2007, with the goal of becoming a top 15 retail lender over the next five years. Wholesale is the largest channel in our MPG, funding loans originated through mortgage brokers and emerging mortgage bankers nationwide. The correspondent channel purchases closed loans — those already funded — on a flow basis from mortgage brokers, realtors, homebuilders, mortgage bankers and financial institutions. The conduit channel opportunistically purchases pools of closed loans for portfolio, resale, or securitization and this channel is characterized by its low cost operations and quick asset turn times.

Financial Freedom is the third division of our mortgage banking segment. It provides reverse mortgage products directly to seniors (age 62 and older) and through third-party lenders.

The following tables provide details on the results for the mortgage production divisions of our mortgage banking segment for the periods indicated:

		Mortgage Professionals Group
						Total	Financial
						Mortgage	Freedom	Total
	Consumer					Professionals	(Reverse	Production
	Direct	Retail	Wholesale	Correspondent	Conduit	Group	Mortgage)	Divisions
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$289	$975	$23,567	$6,000	$26,162	$56,704	$4,354	$61,347
Provision for loan losses	—	—	—	—	—	—	—	—
Gain (loss) on sale of loans	3,519	1,565	62,193	5,989	(22,192)	47,555	45,216	96,290
Service fee income	—	—	—	—	—	—	10,815	10,815
Gain (loss) on securities	—	—	—	—	—	—	—	—
Other income	161	4,116	2,898	—	(111)	6,903	130	7,194

Net revenues (expense)	3,969	6,656	88,658	11,989	3,859	111,162	60,515	175,646
Operating expenses	7,331	14,978	85,936	12,022	7,543	120,479	36,580	164,390
Deferral of expenses under SFAS 91	(2,776)	(638)	(35,857)	(5,423)	—	(41,918)	(7,356)	(52,050)

Pre-tax income (loss)	(586)	(7,684)	38,579	5,390	(3,684)	32,601	31,291	63,306

Net income (loss)	$(357)	$(4,680)	$23,495	$3,282	$(2,244)	$19,853	$18,812	$38,308

Relevant Financial and Performance Data
Average interest-earning assets	$130,510	$89,907	5,237,671	1,347,963	5,871,693	12,547,234	839,992	13,517,736
Allocated capital	6,302	9,271	260,417	68,811	258,857	597,356	131,610	735,268
Loans produced	288,610	376,406	10,238,487	2,649,220	5,280,941	18,545,054	1,257,652	20,091,316
Loans sold	302,384	177,872	9,758,231	2,633,810	5,019,690	17,589,603	1,361,803	19,253,790
MBR Margin	1.26%	1.43%	0.88%	0.46%	0.08%	0.59%	3.64%	0.82%
ROE	(23)%	(202)%	36%	19%	(3)%	13%	57%	21%
Net interest margin	0.89%	4.35%	1.80%	1.79%	1.79%	1.81%	2.08%	1.82%
Average FTE	265	532	2,755	272	166	3,725	1,396	5,386
Three Months Ended June 30, 2006
Operating Results
Net interest income	$647	$1	$14,462	$3,375	$17,576	$35,414	$1,589	$37,650
Provision for loan losses	—	—	—	—	—	—	—	—
Gain (loss) on sale of loans	10,357	4	107,401	16,482	18,918	142,805	38,171	191,333
Service fee income	—	—	—	—	—	—	4,650	4,650
Gain (loss) on securities	—	—	—	—	—	—	—	—
Other income	127	(1)	1	—	(9)	(9)	366	484

Net revenues (expense)	11,131	4	121,864	19,857	36,485	178,210	44,776	234,117
Operating expenses	16,231	617	81,713	12,862	6,750	101,942	34,664	152,837
Deferral of expenses under SFAS 91	(6,203)	(2)	(38,757)	(6,197)	—	(44,956)	(8,449)	(59,608)

Pre-tax income (loss)	1,103	(611)	78,908	13,192	29,735	121,224	18,561	140,888

Net income (loss)	$672	$(372)	$48,055	$8,034	$18,109	$73,826	$11,140	$85,638

Relevant Financial and Performance Data
Average interest-earning assets	$224,931	$122	3,680,523	919,027	3,603,890	8,203,562	422,961	8,851,454
Allocated capital	12,872	6	212,691	53,252	168,293	434,242	74,761	521,875
Loans produced	551,455	800	8,824,662	2,527,672	5,471,341	16,824,475	1,336,561	18,712,491
Loans sold	589,577	—	9,296,911	2,601,936	6,054,148	17,952,995	1,200,841	19,743,413
MBR Margin	1.87%	N/A	1.31%	0.76%	0.60%	0.99%	3.31%	1.16%
ROE	21%	N/A	91%	61%	43%	68%	60%	66%
Net interest margin	1.15%	N/A	1.58%	1.47%	1.96%	1.73%	1.51%	1.71%
Average FTE	369	10	2,382	229	146	2,767	1,269	4,405
Quarter to Quarter Comparison
% change in net income	(153)%	N/M	(51)%	(59)%	(112)%	(73)%	69%	(55)%
% change in capital	(51)%	N/A	22%	29%	54%	38%	76%	41%

Key production drivers for mortgage professionals’ wholesale and correspondent channels, for the three months ended June 30, 2007 and 2006 and March 31, 2007 follow:

	Three Months Ended
	June 30,	June 30,	Percent	March 31,	Percent
	2007	2006	Change	2007	Change

Key Production Drivers:
Active customers(1)	9,187	7,472	23%	8,290	11%
Sales personnel	1,241	952	30%	1,182	5%
Number of regional offices	16	15	7%	16	—

(1)	Active customers are defined as customers who funded at least one loan during the most recent 90-day period.

Loan Production

Loan production and sales are the profitability drivers of our mortgage banking segment. While the table on page 14 presents only the results of the mortgage production divisions of our mortgage banking segment, which contribute 87% to our total loan originations, the following discussion refers to total Company production, through both the mortgage banking and thrift segments.

We generated SFR mortgage loan production of $22.5 billion for the three months ended June 30, 2007, up 12% from the second quarter of 2006 but down 12% from the first quarter of 2007. Total loan production, including commercial loan production, reached $23.0 billion for the three months ended June 30, 2007, compared to $20.6 billion for the three months ended June 30, 2006. At June 30, 2007, our total pipeline of SFR mortgage loans in process reached $13.4 billion, up 7% from June 30, 2006 but down 17% from March 31, 2007. On July 12, 2007, the MBA issued an estimate of the industry volume for the second quarter of 2007 of $732 billion, which represents a 12% increase from the first quarter of 2007 but a 3% decrease from the second quarter of 2006. Based on this estimate, our market share is 3.07% for the quarter ended June 30, 2007, up from 2.67% but down from 3.90% in the quarters ended June 30, 2006 and March 31, 2007, respectively.

The production growth from the second quarter of 2006 was driven by the hiring of new salespeople, increased customer penetration due to expanded product offering and expansion into new regions and improved retention efforts regarding our servicing portfolio. Contributing to this year over year change in production and market share was the strong performance of the MPG, whose volume increased 10% year over year accounting for 70% of overall SFR mortgage production growth. The sales force for the MPG’s wholesale and correspondent channels increased 30% from a year ago while active customers increased 23% during the same period, reflecting the ramp-up time needed for sales personnel to become effective. The newly acquired New York Mortgage Company, now part of the retail division, originated $376 million of loans in the second quarter. We significantly improved our retention activities with volume from the retention channel, increasing 176% during the same period. Financial Freedom saw a 6% decline in its reverse mortgage production from the second quarter of 2006, but was up 3% from the first quarter of 2007. We began offering commercial real estate loans in March 2007, which we believe will further increase production.

The following summarizes our loan production by channel for the periods indicated:

	Three Months Ended					Six Months Ended
	June 30,	June 30,	Percent	March 31,	Percent	June 30,	June 30,	Percent
	2007	2006	Change	2007	Change	2007	2006	Change
	(Dollars in millions)

Production by Channel:
SFR mortgage loan production:
Mortgage professionals group:
Wholesale(1)	$10,238	$8,825	16%	$10,632	(4)%	$20,870	$17,606	19%
Correspondent	2,649	2,528	5%	3,024	(12)%	5,673	4,804	18%
Conduit	5,281	5,471	(3)%	8,368	(37)%	13,649	11,607	18%
Retail	376	—	N/A	49	667%	425	—	N/A
Consumer direct	289	552	(48)%	320	(10)%	609	1,077	(43)%
Financial Freedom	1,258	1,337	(6)%	1,221	3%	2,479	2,455	1%
Servicing retention	1,490	540	176%	1,118	33%	2,608	967	170%
Home equity division(2)	7	33	(79)%	25	(72)%	32	63	(49)%
Consumer construction Division(2)	917	774	18%	812	13%	1,729	1,458	19%

Total SFR mortgage loan production	22,505	20,060	12%	25,569	(12)%	48,074	40,037	20%
Commercial loan production:
Commercial mortgage banking	45	—	N/A	1	N/M	46	—	N/A
Homebuilder division(2)	473	531	(11)%	360	31%	833	894	(7)%

Total production	$23,023	$20,591	12%	$25,930	(11)%	$48,953	$40,931	20%

Total pipeline at period End	$13,376	$12,527	7%	$16,112	(17)%

(1)	Wholesale channel includes $1.4 billion, $712 million, and $1.3 billion of production from wholesale inside sales for the quarters ended June 30, 2007 and 2006 and March 31, 2007, respectively and $2.7 billion, and $1.3 billion of production from wholesale inside sales for the six months ended June 30, 2007 and 2006, respectively. The wholesale inside sales force focuses on small and geographically remote mortgage brokers through centralized in-house sales personnel instead of field sales personnel.

(2)	The amounts of HELOCs, consumer construction and builder construction loans originated by these channels represent commitments.

The following summarizes our loan production by product type for the periods indicated:

	Three Months Ended					Six Months Ended
	June 30,	June 30,	Percent	March 31,	Percent	June 30,	June 30,	Percent
	2007	2006	Change	2007	Change	2007	2006	Change
	(Dollars in millions)

Production by Product Type:
Standard first mortgage products:
Prime	$18,536	$15,334	21%	$20,719	(11)%	$39,255	$31,062	26%
Subprime	751	505	49%	1,084	(31)%	1,835	1,059	73%

Total standard first mortgage products (S&P evaluated)	19,287	15,839	22%	21,803	(12)%	41,090	32,121	28%
Specialty consumer home mortgage products:
Home equity line of credit(1)/Seconds	876	1,860	(53)%	1,703	(49)%	2,579	3,503	(26)%
Reverse mortgages	1,258	1,337	(6)%	1,221	3%	2,479	2,455	1%
Consumer construction(1)	1,084	1,024	6%	842	29%	1,926	1,958	(2)%

Subtotal SFR mortgage production	22,505	20,060	12%	25,569	(12)%	48,074	40,037	20%
Commercial loan products:
Commercial real estate	45	—	N/A	1	N/M	46	—	N/A
Builder construction commitments(1)	473	531	(11)%	360	31%	833	894	(7)%

Total production	$23,023	$20,591	12%	$25,930	(11)%	$48,953	$40,931	20%

Total S&P lifetime loss estimate(2)	0.63%	0.84%		0.85%		0.75%	0.78%

(1)	Amounts represent total commitments.

(2)	While our production is evaluated using the Standard & Poor’s (“S&P”) Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, home equity lines of credit (“HELOC”), reverse mortgages, and construction loans.

The above loan production by product type provides a breakdown of standard first mortgage products by prime and subprime only. As the definition of various product types tends to vary widely in the mortgage industry, we believe that further classification may not accurately reflect the credit quality of loans produced implied through such classification.

Loan Sales

The following table shows the various channels through which loans were distributed for the total Company during the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in millions)

Distribution of Loan Sales by Channel:
Sales of government-sponsored enterprises (“GSEs”) equivalent loans	40%	18%	31%	35%	19%
Private-label securitizations	46%	46%	30%	37%	42%
Whole loan sales, servicing retained	13%	33%	36%	26%	35%
Whole loan sales, servicing released	—	2%	1%	1%	2%

Subtotal sales	99%	99%	98%	99%	98%
Investment portfolio acquisitions	1%	1%	2%	1%	2%

Total loan distribution percentage	100%	100%	100%	100%	100%

Total loan distribution	$20,378	$19,631	$24,933	$45,311	$36,951

We maintain multiple channels for loan dispositions to achieve sustainable liquidity and develop a deep and diverse investor base. In conjunction with the sale of mortgage loans, we generally retain certain assets. The primary assets retained include mortgage servicing rights (“MSRs”) and, to a lesser degree, AAA-rated and agency interest-only securities, AAA-rated principal-only securities, prepayment penalty securities, investment and non-investment grade securities, and residual securities. The allocated cost of the retained assets at the time of sale is recorded as an asset with an offsetting increase to the gain on sale of loans (or a reduction in the cost basis of the loans sold). The calculation of the $101.0 million in gain on sale of loans earned during the three months ended June 30, 2007 included the retention of $276.8 million of MSRs and $335.9 million of other retained assets, primarily consisting of investment-grade securities of $256.6 million and non-investment grade and residual securities of $79.3 million. The increased amount of other assets retained reflected illiquidity in the secondary markets in the second quarter. During the three months ended June 30, 2007, assets previously retained generated cash flows of $227.5 million. More information on the valuation assumptions related to our retained assets can be found in table 14 “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 67.

We are able to employ this multiple channel strategy to reduce whole loan sales from 35% of total loans sold for the second quarter of 2006 and 37% for the first quarter of 2007 to 13% for the second quarter of 2007. This reduces our potential exposure to early payment default provisions and potential loan repurchases that accompany whole loan sales transactions.

Gain on sale is a significant component of earnings. The profitability of our loans is measured by the MBR margin, which is calculated using mortgage banking revenue divided by total loans sold. The MBR includes total consolidated gain on sale of loans and the net interest income earned on mortgage loans held for sale by mortgage banking production divisions. Most of the gain on sale of loans resulted from the loan sale activities in our mortgage banking segment. The gain on sale recognized in the thrift segment, primarily lot loans and home equity products, is included in the MBR margin calculation.

The following table summarizes the amount of loans sold and the MBR margin during the periods indicated:

	Three Months Ended					Six Months Ended
	June 30,	June 30,	Percent	March 31,	Percent	June 30,	June 30,	Percent
	2007	2006	Change	2007	Change	2007	2006	Change
	(Dollars in millions)

Total loans sold	$20,194	$19,415	4%	$24,537	(18)%	$44,731	$36,123	24%
MBR margin after production hedging	1.31%	1.67%	(22)%	1.11%	18%	1.20%	1.55%	(23)%
MBR margin after credit costs	1.01%	1.48%	(32)%	0.88%	14%	0.94%	1.41%	(34)%
Net MBR margin	0.80%	1.23%	(34)%	0.68%	18%	0.74%	1.17%	(37)%

For more details on our MBR margin see Table 7 on page 61 of our Appendix A.

MORTGAGE SERVICING DIVISION

Servicing is a key component of our business model, as it is a natural complement to our mortgage production operations and its financial performance tends to run countercyclical to the mortgage production business. Through MSRs retained from our mortgage banking activities or purchased from others, we collect a steady stream of fees and ancillary revenues for servicing loans sold into the secondary market. As interest rates rise, the expected life of the underlying loans is extended, which extends the life of the income stream flowing from those loans. This in turn increases the capitalized value of the associated MSRs. Conversely, as interest rates decline, the value of the MSRs will also decline. To mitigate the potential volatility in the MSRs, we hedge this asset to earn a stable return throughout the interest rate cycle. For more information on servicing hedges, see the “Consolidated Risk Management Discussion” section on page 31.

Our servicing portfolio provides opportunities to cross sell other products, such as home equity lines of credit, checking accounts, CDs and other deposit services. In a declining interest rate environment, our servicing portfolio provides an existing base of customers who may be in the market to refinance. Capturing or “retaining” these customers helps mitigate the decline in the value of our mortgage servicing asset caused by early prepayment of the original loan.

The fair value of our MSRs is determined using discounted cash flow techniques benchmarked against third-party opinions of their value. Estimates of fair value involve several assumptions, including assumptions about future prepayment rates, market expectations of future interest rates and discount rates. Prepayment speeds are projected using a prepayment model developed by a third-party vendor and calibrated for the Company’s collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information. Refer to table 14 “Valuation of MSRs, Interest-Only, Prepayment Penalty, and Residual Securities” on page 67 for further detail on the valuation assumptions.

Total capitalized MSRs reached $2.4 billion as of June 30, 2007, up $788.3 million, or 49%, from $1.6 billion at June 30, 2006.

The following tables provide additional detail on the results for the mortgage servicing division of our mortgage banking segment for the periods indicated:

	Mortgage		Total
	Servicing	Customer	Mortgage
	Rights	Retention	Servicing
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income (expense)	$(10,525)	$3,111	$(7,414)
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	1,321	19,128	20,449
Service fee income	81,894	—	81,894
Gain (loss) on sale of securities	(26,392)	—	(26,392)
Other income	2,655	1,935	4,590

Net revenues (expense)	48,953	24,174	73,127
Operating expenses	12,222	12,821	25,043
Deferral of expenses under SFAS 91	—	(4,310)	(4,310)

Pre-tax income (loss)	36,731	15,663	52,394

Net income (loss)	$22,369	$9,539	$31,908

Relevant Financial and Performance Data
Average interest-earning assets	$233,838	$866,245	$1,100,083
Allocated capital	309,189	39,171	348,360
Loans produced	—	1,490,172	1,490,172
Loans sold	—	1,241,952	1,241,952
MBR Margin	N/A	1.54%	1.65%
ROE	29%	98%	37%
Net interest margin	N/A	1.44%	N/A
Average FTE	92	199	291
Three Months Ended June 30, 2006
Operating Results
Net interest income (expense)	$(1,194)	$973	$(221)
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	(825)	6,416	5,591
Service fee income	30,400	—	30,400
Gain (loss) on sale of securities	6,832	—	6,832
Other income	25	1,197	1,222

Net revenues (expense)	35,238	8,586	43,824
Operating expenses	6,928	6,380	13,308
Deferral of expenses under SFAS 91	—	(1,687)	(1,687)

Pre-tax income (loss)	28,310	3,893	32,203

Net income (loss)	$17,241	$2,371	$19,612

Relevant Financial and Performance Data
Average interest-earning assets	$311,352	$262,303	$573,655
Allocated capital	239,750	14,018	253,768
Loans produced	—	540,228	540,228
Loans sold	5,778	431,553	437,331
MBR Margin	N/A	1.49%	1.28%
ROE	29%	68%	31%
Net interest margin	N/A	N/A	N/A
Average FTE	85	98	183
Quarter to Quarter Comparison
% change in net income	30%	302%	63%
% change in capital	29%	179%	37%

Total loans serviced for others reached $167.7 billion (including reverse mortgages and HELOCs) at June 30, 2007, with a weighted average coupon of 7.06%. In comparison, we serviced $110.0 billion of mortgage loans owned by others at June 30, 2006, with a weighted average coupon of 6.70%; and $156.1 billion at March 31, 2007, with a weighted average coupon of 7.09%.

The following table provides the activity in the servicing portfolios for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in millions)

Unpaid principal balance at beginning of period	$156,144	$96,512	$139,817	$139,817	$84,495
Additions	20,580	19,422	24,690	45,270	36,113
Clean-up calls exercised	(153)	(31)	—	(153)	(31)
Loan payments and prepayments	(8,861)	(5,914)	(8,363)	(17,224)	(10,588)

Unpaid principal balance at end of period	$167,710	$109,989	$156,144	$167,710	$109,989

The following tables also provide additional information related to the servicing portfolio as of the dates indicated:

	June 30,	June 30,	March 31,
	2007	2006	2007

By Product Type:
Fixed rate mortgages	36%	35%	35%
Intermediate term fixed-rate loans	34%	28%	32%
Pay option ARMs	18%	25%	21%
Reverse mortgages (all ARMs)	9%	9%	9%
HELOCs	2%	2%	2%
Other	1%	1%	1%

Total	100%	100%	100%

Additional Information(1)
Weighted average FICO	704	703	703
Weighted average original LTV(2)	72%	72%	72%
Average original loan size (in thousands)	239	225	230
Percent of portfolio with prepayment penalty	39%	40%	41%
Portfolio delinquency (% of unpaid principal balance)(3)	5.23%	3.96%	4.26%
By Geographic Distribution:
California	43%	42%	43%
Florida	8%	8%	8%
New York	8%	8%	8%
New Jersey	4%	4%	4%
Virginia	4%	4%	4%
Other	33%	34%	33%

Total	100%	100%	100%

(1)	Portfolio delinquency is calculated for the entire servicing portfolio. All other information presented excludes reverse mortgages.

(2)	Combined loan-to-value ratio for loans in the second lien position is used to calculate weighted average original loan-to-value ratio for the portfolio.

(3)	Delinquency is defined as 30 days or more past the due date.

THRIFT SEGMENT

Our thrift segment invests in loans originated by our various production units as well as in mortgage-backed securities. Additionally, the segment engages in warehouse lending and consumer construction and homebuilder financing. These investing activities provide core spread income and generally, a more stable return on equity.

Our overall thrift segment results were poor this quarter as the ROE in this segment was only 7% compared with 22% a year ago. Continued strong results in our consumer and homebuilder construction businesses, which earned strong ROE’s of 26% and 23%, respectively, were more than offset by credit related charges in other thrift divisions. We took net valuation losses totaling $16.3 million in our non-investment grade and residual securities portfolio primarily consisting of $26.4 million in credit related adjustments, offset by $10.1 million in valuation gains due to slower prepayment rates, which drove this portfolio’s results to a loss of $1.4 million compared with net income of $5.0 million in last year’s second quarter. In addition, the provision for loan losses in our SFR mortgage loan portfolio totaled $13.8 million this quarter, up from just under $1 million a year ago, resulting in a quarterly loss in this division as well.

The following tables provide detail on the results for divisions of our thrift segment for the periods indicated:

	Thrift
		Non-
		Investment	Total
	Investment	Grade and	Mortgage-	SFR	Home	Consumer
	Grade	Residual	Backed	Mortgage	Equity	Construction	Homebuilder	Warehouse	Discontinued	Total
	Securities	Securities	Securities	Loans	Division	Division	Division	Lending	Products	Thrift
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$7,650	$14,586	$22,236	$10,479	$6,293	$14,985	$15,470	$1,778	$458	$71,699
Provision for loan losses	—	—	—	(13,800)	(490)	(1,693)	(1,000)	(96)	(125)	(17,204)
Gain (loss) on sale of loans	—	—	—	3,421	(4,125)	8,383	—	—	—	7,679
Service fee income	—	—	—	—	476	—	—	—	—	476
Gain (loss) on securities	(1,879)	(16,292)	(18,171)	—	(2,068)	(459)	—	—	—	(20,698)
Other income	—	—	—	460	1,367	8,364	314	775	—	11,280

Net revenues (expense)	5,771	(1,706)	4,065	560	1,453	29,580	14,784	2,457	333	53,232
Operating expenses	334	650	984	2,776	3,812	17,211	6,507	1,104	185	32,579
Deferral of expenses under SFAS 91	—	—	—	—	(74)	(2,571)	(2,148)	—	—	(4,793)

Pre-tax income (loss)	5,437	(2,356)	3,081	(2,216)	(2,285)	14,940	10,425	1,353	148	25,446

Net income (loss)	$3,311	$(1,435)	$1,876	$(1,350)	$(1,392)	$9,098	$6,349	$824	$90	$15,495

Relevant Financial and Performance Data
Average interest-earning assets	$4,318,907	$343,315	$4,662,222	$5,847,366	$1,389,106	$2,804,611	$1,241,967	$298,703	$32,544	$16,276,519
Allocated capital	82,044	210,102	292,146	219,454	108,489	139,491	110,709	24,296	2,936	897,521
Loans produced	—	—	—	—	6,664	917,223	472,978	—	—	1,396,865
Loans sold	—	—	—	466,542	119,519	618,867	—	—	—	1,204,928
ROE	16%	(3)%	3%	(2)%	(5)%	26%	23%	14%	12%	7%
Net interest margin, thrift.	0.71%	17.04%	1.91%	0.72%	1.82%	2.14%	5.00%	2.39%	5.64%	1.77%
Efficiency ratio	6%	(38)%	24%	19%	192%	47%	28%	43%	40%	39%
Average FTE	2	6	8	12	81	404	125	30	—	660
Three Months Ended June 30, 2006
Operating Results
Net interest income	$10,054	$8,855	$18,909	$18,723	$9,817	$12,211	$15,809	$728	$583	$76,780
Provision for loan losses	—	—	—	(975)	—	(625)	(250)	—	(380)	(2,230)
Gain (loss) on sale of loans	(122)	—	(122)	765	5,280	11,093	—	—	(11)	17,005
Service fee income	—	—	—	—	288	—	—	—	—	288
Gain (loss) on securities	(257)	3	(254)	—	(1,787)	464	—	—	—	(1,577)
Other income	11	—	11	429	2,262	5,934	376	433	—	9,445

Net revenues (expense)	9,686	8,858	18,544	18,942	15,860	29,077	15,935	1,161	192	99,711
Operating expenses	286	636	922	1,056	5,682	18,413	5,993	1,122	94	33,282
Deferral of expenses under SFAS 91	—	—	—	—	(327)	(2,309)	(1,963)	—	—	(4,599)

Pre-tax income (loss)	9,400	8,222	17,622	17,886	10,505	12,973	11,905	39	98	71,028

Net income (loss)	$5,725	$5,007	$10,732	$10,893	$6,398	$7,901	$7,250	$24	$60	$43,258

Relevant Financial and Performance Data
Average interest-earning assets	$3,097,846	$195,856	$3,293,702	$5,552,768	$1,959,586	$2,478,231	$1,077,306	$94,938	$41,558	$14,498,089
Allocated capital	63,178	102,837	166,015	223,102	148,496	120,104	105,365	9,331	3,713	776,126
Loans produced	—	—	—	—	32,808	774,060	530,995	—	—	1,337,863
Loans sold	—	—	—	2,845	615,834	650,818	—	—	—	1,269,497
ROE	36%	20%	26%	20%	17%	26%	28%	1%	6%	22%
Net interest margin, thrift.	1.30%	18.13%	2.30%	1.35%	2.01%	1.98%	5.89%	3.08%	5.63%	2.12%
Efficiency ratio	3%	7%	5%	5%	34%	54%	25%	97%	16%	28%
Average FTE	6	7	13	14	77	426	101	24	—	655
Quarter to Quarter Comparison
% change in net income	(42)%	(129)%	(83)%	(112)%	(122)%	15%	(12)%	N/M	50%	(64)%
% change in capital	30%	104%	76%	(2)%	(27)%	16%	5%	160%	(21)%	16%

The following tables and discussion present supplemental information to help understand the composition and credit quality of the assets held in our thrift portfolios. This section refers to companywide assets, a small portion of which may be held in our mortgage banking divisions.

MORTGAGE-BACKED SECURITIES

The following table provides the details of the mortgage-backed securities portfolio as of the dates indicated:

	June 30, 2007			June 30, 2006			December 31, 2006
	Trading	AFS	Total	Trading	AFS	Total	Trading	AFS	Total
	(Dollars in thousands)

Mortgage banking segment:
AAA-rated agency securities	$205,872	$—	$205,872	$—	$3,154	$3,154	$—	$2,915	$2,915
AAA-rated and agency interest-only securities	136,267	—	136,267	61,528	—	61,528	66,581	—	66,581
AAA-rated principal-only securities	69,127	—	69,127	129,951	—	129,951	38,478	—	38,478
Prepayment penalty and other securities	85,187	—	85,187	78,115	—	78,115	93,176	—	93,176

Total mortgage banking	496,454	—	496,454	269,595	3,154	272,748	198,235	2,915	201,150

Thrift segment:
AAA-rated non-agency securities	74,446	3,957,194	4,031,640	73,434	3,972,977	4,046,411	43,957	4,604,489	4,648,446
AAA-rated agency securities	16,148	50,448	66,596	—	49,547	49,547	—	62,260	62,260
AAA-rated and agency interest-only securities	—	—	—	2,845	—	2,845	6,989	—	6,989
Prepayment penalty and other securities	3,426	—	3,426	1,921	—	1,921	4,400	—	4,400
Other investment grade securities	121,958	444,627	566,585	27,060	160,885	187,945	29,015	160,238	189,253
Other non-investment grade securities	144,857	38,466	183,323	35,348	52,696	88,044	41,390	38,784	80,174
Non-investment grade residual securities	250,700	9,172	259,872	198,292	42,230	240,522	218,745	31,828	250,573

Total thrift.	611,535	4,499,907	5,111,442	338,900	4,278,335	4,617,235	344,496	4,897,599	5,242,095

Total mortgage-backed securities	$1,107,989	$4,499,907	$5,607,896	$608,495	$4,281,489	$4,889,983	$542,731	$4,900,514	$5,443,245

(1)	AAA-rated mortgage-backed securities represented 80%, 88% and 85% of the total portfolio at June 30, 2007 and 2006 and December 31, 2006, respectively. These securities had an expected weighted average life of 3.5 years, 3.0 years and 2.9 years at June 30, 2007 and 2006 and December 31, 2006, respectively.

SFR MORTGAGE LOANS HELD FOR INVESTMENT

The SFR mortgage loans held for investment portfolio is comprised primarily of adjustable-rate and intermediate term fixed-rate mortgage loans to mitigate interest rate risk. We manage our investments in the thrift portfolio based on the extent to which (1) the ROEs exceed the cost of both core and risk-based capital, or (2) they are needed to support the core mortgage banking investments in mortgage servicing rights and residual and non-investment grade securities, if the ROEs are below our cost of capital. During the three months ended June 30, 2007, we sold $48.1 million of loans out of our held for investment portfolio to a GSE. We also transferred an additional $217.1 million of loans to the held for sale portfolio in the second quarter of 2007. These loans are expected to be sold in the third quarter of 2007. Overall, we recognized a gain of $1.9 million in the second quarter of 2007 related to the sale of these HFI loans. Hedge gains on terminated interest rate swap agreements related to these loans will be amortized over the remaining original life of the hedges. Embedded in the net transfer balance of the loans that were sold/transferred was a cost basis adjustment totaling $0.3 million and $2.0 million for the three and six months ended June 30, 2007, respectively, related to the credit risk associated with these loans. The cost basis adjustment was reclassified out of the allowance for loan losses.

Included in our loans held for investment portfolio at June 30, 2007 were $1.0 billion in pay option ARM loans, or 22% of the portfolio, as compared to $1.3 billion, or 24% of the portfolio, at June 30, 2006 and $1.2 billion, or

18% of the portfolio, at December 31, 2006. As of June 30, 2007, approximately 88% (based on loan count) of our pay option ARM loans had negatively amortized, resulting in an increase of $38.6 million to their original loan balance. This is an increase from 74% and 83% at June 30, 2006 and December 31, 2006, respectively. The net increase in unpaid principal balance due to negative amortization was $4.8 million and $11.8 million for the three and six months ended June 30, 2007, respectively, which approximated the deferred interest recognized for the periods. The original weighted average loan-to-value on our pay option ARM loans was 73%, while the estimated current LTV is 67%, calculated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Areas data on a loan level basis. The decline in the current loan-to-value was due to estimated appreciation of the underlying property values. The original weighted average FICO score on our pay option ARM loans was 708 at June 30, 2007, slightly lower than the average FICO for the entire SFR mortgage loans held for investment portfolio.

The following tables provide a composition of the portfolio and the relevant credit quality characteristics as of the dates indicated:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

SFR mortgage loans held for investment (book value)	$4,743,018	$5,427,609	$6,519,340
Average loan size	342	290	310
Non-performing loans	2.93%	0.86%	1.09%
Estimated average life in years(1)	3.0	2.3	2.6
Estimated average net duration in month(2)	0.3	(0.7)	(3.5)
Annualized yield	6.33%	5.74%	6.01%
Percent of loans with active prepayment penalty	37%	40%	34%
Fixed-rate mortgages	6%	6%	5%
Intermediate term fixed-rate loans	17%	16%	15%
Interest-only loans	53%	51%	60%
Pay option ARMs	22%	24%	18%
Other	2%	3%	2%
Additional Information:
Average FICO score(3)	714	713	716
Original average loan-to-value ratio	73%	73%	73%
Current average loan-to-value ratio(4)	63%	58%	61%
Geographic distribution of top five states:
Southern California	34%	31%	32%
Northern California	22%	21%	20%

Total California	56%	52%	52%
Florida	6%	6%	6%
New York	4%	3%	4%
Virginia	3%	3%	3%
Arizona	3%	3%	3%
Other	28%	33%	32%

Total	100%	100%	100%

(1)	Represents the estimated length of time, on average, the SFR loan portfolio will remain outstanding based on our estimates for prepayments.

(2)	Average net duration measures the expected change in the value of a financial instrument in response to changes in interest rates, taking into consideration the impact of the related hedges. The negative net duration implies an increase in value as rates rise while the positive net duration implies a decrease in value.

(3)	FICO scores are the result of a credit scoring system developed by Fair Isaacs and Co. and are generally used by lenders to evaluate a borrower’s credit history. FICO scores of 700 or higher are generally considered in the mortgage industry to be very high quality borrowers with low risk of default, but in general, the secondary market will consider FICO scores of 620 or higher to be prime.

(4)	Current average loan-to-value ratio is estimated based on the Office of the Federal Housing Enterprise Oversight House Price Index Metropolitan Statistical Area data for the first quarter of 2007 on a loan level basis.

HOME EQUITY DIVISION

The home equity division specializes in providing HELOC and closed-end second mortgages nationwide through our wholesale and retail channels. We also purchase HELOC and closed-end second mortgages through our conduit channel. At June 30, 2007, our total HELOC servicing portfolio amounted to $4.0 billion, an increase of approximately $0.4 billion from the portfolio size at December 31, 2006.

We produced $597.6 million of new HELOC commitments through our mortgage banking segment and internal channels during the second quarter of 2007, and no HELOCs were sold during the period. During the same period in 2006, the amount of HELOC loans produced and sold was $1.1 billion and $585.4 million, respectively, with a total gain on sale of $5.3 million.

All HELOC loans are adjustable-rate loans and indexed to the prime rate. Information on the combined HELOC portfolio, including both held for sale and held for investment loans, as of and for the three months ended June 30, 2007 and 2006 and December 31, 2006 follows:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Outstanding balance (book value)	$1,147,540	$759,527	$656,714
Total commitments(1)	2,786,871	1,907,873	2,211,298
Average spread over prime	1.29%	1.26%	1.39%
Average FICO score	730	734	737
Average CLTV ratio(2)	77%	77%	77%

Additional Information on HELOC Portfolio

	June 30, 2007
		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage
	(Dollars in thousands)

96% to 100%	$102,029	$92	2.46%	711	6.23%
91% to 95%	203,540	94	1.95%	715	1.93%
81% to 90%	375,227	85	1.71%	712	2.13%
71% to 80%	254,470	147	0.46%	738	1.01%
70% or less	212,274	149	0.35%	748	0.78%

Total	$1,147,540	115	1.29%	730	1.96%

	June 30, 2006
		Average Loan			30+ Days
	Outstanding	Commitment	Average Spread	Average	Delinquency
CLTV	Balance	Balance	Over Prime	FICO	Percentage
	(Dollars in thousands)

96% to 100%	$100,909	$120	2.11%	730	1.50%
91% to 95%	86,927	104	2.11%	714	0.23%
81% to 90%	293,590	91	1.59%	714	0.68%
71% to 80%	152,513	158	0.46%	741	0.56%
70% or less	125,588	159	0.20%	751	0.50%

Total	$759,527	125	1.26%	734	0.68%

(1)	On funded loans.

(2)	The CLTV combines the loan-to-value on both the first mortgage loan and the HELOC.

CONSUMER CONSTRUCTION DIVISION

Our consumer construction division provides construction financing for individual consumers who want to build a new primary residence or second home. The primary product is a construction-to-permanent residential mortgage loan. This product typically provides financing for a construction term from 6 to 12 months and automatically converts to a permanent mortgage loan at the end of construction. The end result is a loan product that represents a hybrid activity between our portfolio lending activities and mortgage banking activities. As of June 30, 2007, based on the underlying note agreements, 72% of the construction loans will be converted to adjustable-rate permanent loans, 18% to intermediate term fixed-rate loans, and 10% to fixed-rate loans. The consumer construction division also provides financing to builders who are building single-family residences without a guaranteed sale at inception of project, or on a speculative basis.

During the second quarter of 2007, we entered into new consumer construction commitments of $1.1 billion, which is an increase of 29%, or $243 million, from the first quarter of 2007 and an increase of 6%, or $60 million, from the second quarter of 2006. Approximately 68% of new commitments are generated through mortgage broker customers of the MPG and the remaining 32% of new commitments are retail originations. Once each loan has converted to a permanent mortgage loan, the mortgage is classified as a mortgage loan held for sale and may be sold in the secondary market or acquired by our SFR mortgage loan portfolio. The amount of construction loans that were converted to permanent status was $540 million for the second quarter of 2007, an increase of 11% over the first quarter of 2007 and an increase of 18% over the second quarter of 2006. Overall, we are one of the largest custom residential construction lenders in the nation. Consumer construction loans outstanding at June 30, 2007 increased 4% from December 31, 2006 and 10% from June 30, 2006.

Information on our consumer construction portfolio follows as of the dates indicated:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Portfolio balance (book value)	$2,498,788	$2,191,965	$2,276,133
Total commitments	3,899,874	3,578,789	3,600,454
Average loan commitment	479	459	474
Non-performing loans	1.39%	0.73%	1.14%
Fixed-rate loans	48%	84%	71%
Adjustable-rate loans	52%	16%	29%
Additional Information:
Average loan-to-value ratio(1)	73%	72%	73%
Average FICO score	720	718	718
Geographic distribution of top five states:
Southern California	29%	29%	28%
Northern California	13%	15%	15%

Total California	42%	44%	43%
Florida	8%	9%	9%
Washington	4%	4%	4%
New York	4%	4%	4%
Colorado	3%	3%	4%
Other	39%	36%	36%

Total	100%	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

HOMEBUILDER DIVISION

The homebuilder division provides land acquisition, development and construction financing to small to mid-sized homebuilders for residential construction. Builder construction loans are typically adjustable-rate loans, indexed to the prime interest rate with terms ranging from 12 to 24 months. We earn net interest income on these loans. The homebuilder division has central operations in Pasadena, California with 19 satellite sales offices in Arizona, California, Florida, Georgia, Illinois, Massachusetts, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Washington, and Washington D.C. Our typical customer is a mid-size, professional homebuilder who builds between 200 and 2,000 homes per year. We do a limited amount of business with large private and public homebuilders.

During the second quarter of 2007, we entered into new commitments of $473 million, which is an increase of 31%, or $113 million, from the first quarter of 2007 and a decrease of 11%, or $58 million, from the second quarter of 2006. 59% of new commitments in the second quarter of 2007 were renewals or refinances, in part necessitated by the slowing home sale market, as compared to 26% for both the first quarter of 2007 and second quarter of 2006. Builder loans outstanding, including tract construction and land and other mortgage loans, totaled $1.3 billion, or 4% of the Company’s total assets at June 30, 2007, representing an increase of $146 million, or 13%, compared to December 31, 2006 and an increase of $222 million, or 21%, compared to June 30, 2006.

At June 30, 2007, non-performing loans for the builder construction portfolio were at 3.10% increasing from 0.78% at December 31, 2006. Provision to the allowance for loan losses was $1 million in the quarter for this portfolio and the allowance for loan losses as a percentage of book value was 1.7% at June 30, 2007. Charge-offs and REO continue to be zero. The weighted average loan-to-value ratio of this portfolio has remained relatively consistent at 73% compared to December 31, 2006 and increased two percentage points from June 30, 2006. In addition, 93% of our builder construction loans are secured by corporate or personal guarantees of the builders as well as the underlying real estate.

The current softening of the housing market makes the prospect of increased non-performing assets and future losses likely. Moreover, due to the size of certain assets in this heterogeneous portfolio, the deterioration of a single asset may significantly increase our non-performing ratios. Because of the continuing softening of the housing market, the homebuilder division is being more selective about new commitments and actively managing its portfolio. New risk management guidelines include reduced loan and relationship concentration limits.

Information on our homebuilder portfolio follows as of the dates indicated:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Portfolio balance (book value)	$1,290,470	$1,068,945	$1,144,835
Total commitments	1,955,541	2,003,745	2,010,727
Average loan commitments	9,447	10,602	10,810
Percentage of homes under construction or completed that are sold	40%	51%	37%
Median sales price of homes	427	394	420
Non-performing loans	3.10%	0.00%	0.78%
Additional Information:
Average loan-to-value ratio(1)	73%	71%	73%
Geographic distribution of top five states:
Southern California	41%	37%	41%
Northern California	26%	17%	19%

Total California	67%	54%	60%
Florida	9%	13%	11%
Illinois	7%	13%	9%
Oregon	5%	6%	6%
Arizona	3%	5%	4%
Other	9%	9%	10%

Total	100%	100%	100%

(1)	The average loan-to-value ratio is based on the estimated appraised value of the completed project compared to the commitment amount at the date indicated.

WAREHOUSE LENDING DIVISION

Our warehouse lending division offers short-term lines of credit to approved correspondent sellers nationwide. The group functions as a financial intermediary for lenders, providing them with the financial capacity to fund loans and hold them on balance sheet until they are sold to approved investors. The warehouse lending operation relies mainly on the sale or liquidation of the mortgages as a source of repayment. Receivables under warehouse facilities are presented on our balance sheet as loan receivables. Terms of warehouse lines, including the commitment amounts, are determined based upon the financial strength, historical performance and other qualifications of the borrower.

Information on our warehouse lending portfolio follows as of the dates indicated:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Total customers	116	77	107
Outstanding balance (book value)	$262,222	$121,292	$246,778
Total commitments	841,500	468,000	712,000

Total customers at June 30, 2007 increased 8% from December 31, 2006 and 51% from a year ago. As a result, total commitments at June 30, 2007 also increased to $841.5 million, representing increases of 18% from December 31, 2006 and 80% from June 30, 2006. Total mortgages funded by our customers were up 13% to $1.9 billion for the three months ended June 30, 2007 from $1.7 billion for the three months ended December 31, 2006 and up 140% from $0.8 billion for the same quarter a year ago. Non-performing loans in this portfolio increased to $0.5 million at June 30, 2007. There were no non-performing loans at June 30, 2006 and December 31, 2006.

Given the current environment, we are being very selective about customers in this business and are actively monitoring each borrower’s status. We require loans that we finance to have a sale commitment so we reduce our market risk.

ELIMINATIONS & OTHER SEGMENT

This segment contains the fixed costs of our deposit raising and treasury functions that are not allocated to our operating divisions, as well as entries to eliminate the impact of transactions between segments. In addition to selling loans into the secondary market, our production divisions regularly sell loans to our SFR mortgage division. These transactions are recorded as arms-length in our segment results resulting in intercompany gain on sale in the production divisions and a premium in the SFR mortgage division that is amortized over the life of the loan. Both the gain and the premium amortization are eliminated in consolidation.

Production divisions and mortgage servicing are exposed to movements in the intermediate fixed-rate loan spreads. Mortgage spread is the difference between mortgage interest rates and LIBOR/Swap rates. Tighter spreads benefit mortgage bank as they lead to improved loan sales execution while wider spreads lead to slower projected prepayment speeds and an increase in the MSR value. Due to the inherent difficulty in hedging the movement of these spreads, the potential for an internal hedge exists whereby the risks from the spread movements will be shared between the two groups. Starting in the first quarter of 2007, the production divisions and mortgage servicing entered into an inter-divisional transaction to economically hedge their respective financial risks to mortgage spreads for certain products in the absence of readily available derivative instruments. With all else remaining constant, when mortgage spreads widen, the pipeline of mortgage loans held for sale is negatively impacted and mortgage servicing is positively impacted. The impact of the hedges has been reflected in the respective channel results with the consolidation adjustment recorded under “Interdivision Hedge Transactions” within eliminations.

The following tables provide additional detail on deposits, treasury and eliminations for the periods indicated:

			Eliminations
				Interdivision
			Interdivision	Hedge
	Deposits	Treasury	Loan Sales(1)	Transactions	Other	Total
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$—	$11,349	$9,012	$—	$6,145	$26,506
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(20,326)	2,381	(5,666)	(23,611)
Service fee income	—	—	—	(2,381)	(5,186)	(7,567)
Gain (loss) on sale of securities	—	—	—	—	743	743
Other income	1,104	236	—	—	(565)	775

Net revenues (expense)	1,104	11,585	(11,314)	—	(4,529)	(3,154)
Operating expenses	6,607	13,935	—	—	(4,529)	16,013
Deferral of expenses under SFAS 91	—	—	—	—	—	—

Pretax income (loss)	(5,503)	(2,350)	(11,314)	—	—	(19,167)

Net income (loss)	$(3,351)	$(1,431)	$(6,644)	$—	$—	$(11,426)

Three Months Ended June 30, 2006
Operating Results
Net interest income	$—	$6,490	$7,568	$—	$3,374	$17,432
Provision for loan losses	—	—	—	—	—	—
Gain (loss) on sale of loans	—	—	(11,213)	—	(1,057)	(12,270)
Service fee income	—	—	—	—	(8,091)	(8,091)
Gain (loss) on sale of securities	—	—	—	—	3,003	3,003
Other income	883	180	—	—	(1,213)	(150)

Net revenues (expense)	883	6,670	(3,645)	—	(3,984)	(76)
Operating expenses	6,261	9,447	—	—	(3,703)	12,005
Deferral of expenses under SFAS 91	—	—	—	—	(281)	(281)

Pretax income (loss)	(5,378)	(2,777)	(3,645)	—	—	(11,800)

Net income (loss)	$(3,275)	$(1,691)	$(2,526)	$—	$—	$(7,492)

(1)	Includes loans sold of $1.5 billion and $2.0 billion for the three months ended June 30, 2007 and 2006, respectively.

CORPORATE OVERHEAD SEGMENT

As previously mentioned, we do not allocate fixed corporate overhead costs to our profit center divisions, because the methodologies to do so are arbitrary and distort each division’s marginal contribution to our profits. These costs are reported in the corporate overhead segment. The after-tax loss from these expenses improved from a loss of $27.8 million in the second quarter of 2006 to a loss of $18.5 million in 2007. The largest driver of this improvement was a $6.3 million after-tax gain related to the curtailment of our pension plan in the second quarter of 2007. In addition to this gain, this curtailment will reduce consolidated expenses by approximately $6 million per year going forward. The remaining reduction in corporate overhead expenses primarily relates to reduced incentive compensation for corporate personnel consistent with the Company’s lower earnings and reduced headcount among non-revenue generating employees as a result of our hiring freeze on these positions.

CONSOLIDATED RISK MANAGEMENT DISCUSSION

We manage many types of risks with several layers of risk management and oversight, using both a centralized and decentralized approach. Our philosophy is to put risk management at the core of our operations and establish a unified framework for measuring and managing risk across the enterprise, providing our business units with the tools — and accountability — to manage risk. At the corporate level, this consolidated risk management is known as Enterprise Risk Management (“ERM”). ERM, in partnership with the Board of Directors and senior management, provide support to the business units.

ERM, as a part of management, develops, maintains and monitors our cost effective yet comprehensive enterprise-wide risk management framework, including our system of operating internal controls. ERM fosters a risk management culture throughout Indymac and exists to protect us from unexpected losses, earnings surprises and reputation damage. It also provides management and the Board with a better understanding of the trade-offs between risks and rewards, leading to smarter investment decisions and more consistent and generally higher long-term returns on equity.

CAMELS FRAMEWORK FOR RISK MANAGEMENT

The framework for organizing ERM is based on the six-point rating scale used by the Office of Thrift Supervision (“OTS”), our regulating body, to evaluate the financial condition of savings and loan associations. A discussion of the areas covered by CAMELS (Capital, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk) follows.

CAPITAL

The Bank is subject to regulatory capital regulations administered by the federal banking agencies. As of June 30, 2007, the Bank met all of the requirements of a “well-capitalized” institution under the general regulatory capital regulations.

Our business is primarily centered on single-family lending and the related production and sale of loans. As such, the accumulation of MSRs is a large component of our strategy. As of June 30, 2007, the capitalized value of MSRs was $2.4 billion. OTS regulations generally impose higher capital requirements on MSRs that exceed total Tier 1 capital. These higher capital requirements could result in lowered returns on our retained assets and could limit our ability to retain servicing assets. We have flexibility to sell or retain MSRs and the ability to increase our capital base through retention of earnings and other capital raising activities. While management believes that compliance with the capital limits on MSRs will not materially impact future results, no assurance can be given that our plans and strategies will be successful.

Capital Ratios

The following presents the Bank’s actual and required capital ratios and the minimum required capital ratios to be categorized as “well-capitalized” at June 30, 2007:

	Capital Ratios
	Tangible	Tier 1 Core	Tier 1 Risk-Based	Total Risk-Based
	(Dollars in thousands)

June 30, 2007:
As reported pre-subprime risk-weighting	8.10%	8.10%	11.85%	12.24%
Adjusted for additional subprime risk weighting	8.10%	8.10%	11.70%	12.09%
Well-capitalized minimum	2.00%	5.00%	6.00%	10.00%
Excess over well-capitalized minimum requirement	$1,890,746	$960,733	$1,087,413	$398,270

The OTS guidance for subprime lending programs requires a lender to quantify the additional risks in its subprime lending activities and determine the appropriate amounts of allowances for loan losses and capital it needs to offset those risks. We generally classify all non-GSE loans in a first lien position with a FICO score less than 620 and all non-GSE loans in a second lien position with a FICO score less than 660 as subprime. We report our subprime loan calculation in an addendum to the Thrift Financial Report that we file quarterly with the OTS. Subprime loans held for investment and subprime loans held for sale, which are either delinquent or more than 90 days old since origination, are supported by capital two times that of similar prime loans. These subprime loans totaled $279.5 million at June 30, 2007. The impact of the additional risk-weighting criteria related to subprime loans had the effect of reducing our total risk-based capital by 15 basis points from 12.24% to 12.09%.

On May 30, 2007, the Bank received $491 million in net proceeds from the issuance of 20 million shares of Perpetual Non-Cumulative Fixed Rate Preferred Stock with a liquidation preference of $25 per value (the “Series A Preferred Stock”). Dividends, when declared by Indymac Bank’s Board of Directors, are payable quarterly at a rate of 8.5%. At the option of Indymac Bank, the Series A Preferred Stock may be redeemed on or after June 15, 2017 at $25 per share plus any declared and unpaid dividends. The Series A Preferred Stock qualifies as Tier 1 core capital of the Bank under the OTS’s applicable regulatory capital regulations.

We believe that, under current regulations, the Bank will continue to meet its “well-capitalized” minimum capital requirements in the foreseeable future. The Bank’s regulatory capital compliance could be impacted, however, by a number of factors, such as changes to applicable regulations, adverse action by our regulators, changes in our mix of assets, interest rate fluctuations, loan loss provisions and credit losses, or significant changes in the economy in areas where we have most of our loans, or disruption in the secondary mortgage market. Any of these factors could cause actual future results to vary from anticipated future results and consequently could have an adverse impact on the ability of the Bank to meet its future minimum capital requirements.

Capital Management and Allocation

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

The following provides information on the core and risk-based capital ratios for the two primary segments and each of their operating divisions for the period indicated:

	Total Assets		Core				Risk-Based
		% of	Avg.	% of			Avg.	% of
	Average	Total	Allocated	Total	Capital/		Allocated	Total	Capital/
Three Months Ended June 30, 2007	Assets	Assets	Capital	Capital	Assets	ROE	Capital	Capital	Assets	ROE

Mortgage Banking:
Consumer Direct	$135,405	0.4%	$5,416	0.3%	4.0%	(27)%	$6,302	0.3%	4.7%	(23)%

Retail	102,598	0.3%	4,104	0.2%	4.0%	(461)%	9,271	0.4%	9.0%	(202)%
Wholesale	5,256,382	14.7%	210,255	10.1%	4.0%	44%	260,417	12.5%	5.0%	36%
Correspondent	1,351,321	3.8%	54,053	2.6%	4.0%	23%	68,811	3.3%	5.1%	19%
Conduit	5,927,757	16.5%	237,110	11.4%	4.0%	(4)%	258,857	12.5%	4.4%	(3)%

Total Mortgage Professionals Group	12,638,058	35.3%	505,522	24.3%	4.0%	15%	597,356	28.7%	4.7%	13%
Financial Freedom	1,118,212	3.1%	139,018	6.7%	12.4%	54%	131,610	6.3%	11.8%	57%

Total Production Divisions	13,891,675	38.8%	649,956	31.3%	4.7%	23%	735,268	35.3%	5.3%	21%

Mortgage Servicing Rights	2,937,446	8.2%	206,437	9.9%	7.0%	42%	309,189	14.9%	10.5%	29%
Servicing/Customer Retention	869,470	2.4%	34,779	1.7%	4.0%	110%	39,171	1.9%	4.5%	98%

Total Mortgage Servicing	3,806,916	10.6%	241,246	11.6%	6.3%	52%	348,360	16.8%	9.2%	37%

Mortgage Bank Overhead	137,435	0.4%	5,498	0.3%	4.0%	N/A	16,196	0.8%	11.8%	N/A

Total Consumer Mortgage Banking	17,836,026	49.8%	896,670	43.2%	5.0%	26%	1,099,824	52.9%	6.2%	22%
Commercial Mortgage Banking	14,500	—	580	—	4.0%	(728)%	605	—	4.2%	(698)%

Total Mortgage Banking	17,850,526	49.8%	897,250	43.2%	5.0%	26%	1,100,429	52.9%	6.2%	22%
Thrift:
Investment grade securities	4,334,414	12.1%	173,377	8.3%	4.0%	9%	82,044	3.9%	1.9%	16%
Non-investment grade and residuals	393,190	1.1%	15,728	0.8%	4.0%	(77)%	210,102	10.1%	53.4%	(3)%

Total Mortgage-Backed Securities	4,727,604	13.2%	189,105	9.1%	4.0%	2%	292,146	14.0%	6.2%	3%
Consumer lending portfolio
Prime SFR mortgage loans	5,868,151	16.4%	234,726	11.3%	4.0%	(2)%	219,454	10.6%	3.7%	(2)%
Home equity division	1,432,950	4.0%	57,553	2.8%	4.0%	(13)%	108,489	5.2%	7.6%	(5)%

Total Consumer Loans	7,301,101	20.4%	292,279	14.1%	4.0%	(4)%	327,943	15.8%	4.5%	(3)%
Consumer construction division	2,811,200	7.8%	112,448	5.4%	4.0%	32%	139,491	6.7%	5.0%	26%

Total Consumer Thrift Activities	10,112,301	28.2%	404,727	19.5%	4.0%	6%	467,434	22.5%	4.6%	5%

Home builder division	1,232,691	3.4%	49,308	2.4%	4.0%	48%	110,709	5.3%	9.0%	23%
Warehouse Lending	298,607	0.8%	11,944	0.6%	4.0%	24%	24,296	1.2%	8.1%	14%

Total Commercial Thrift Activities	1,531,298	4.2%	61,252	3.0%	4.0%	43%	135,005	6.5%	8.8%	21%
Discontinued products	28,136	0.1%	1,125	0.1%	4.0%	27%	2,936	0.1%	10.4%	12%

Total Thrift Activities	16,399,339	45.7%	656,209	31.7%	4.0%	8%	897,521	43.1%	5.5%	7%
Consumer Bank — Deposits	47,658	0.1%	1,906	0.1%	4.0%	N/A	1,984	0.1%	4.2%	N/A
Treasury	—	—	—	—	N/A	N/A	—	—	N/A	N/A
Eliminations	—	—	—	—	N/A	N/A	—	—	N/A	N/A

Total Operating Activities	34,297,523	95.6	1,555,365	75.0%	4.5%	15%	1,999,934	96.1%	5.8%	13%
Corporate overhead	1,538,978	4.4	522,209	25.0%	33.9%	N/A	77,640	3.9%	5.0%	N/A

Total Company	$35,836,501	100.0%	$2,077,574	100.0%	5.8%	9%	$2,077,574	100.0%	5.8%	9%

As the table shows, certain asset types require more or less capital depending on the capital measurement method. For example, non-investment grade and residual securities are allocated 4.0% core capital and 53.4% risk-based capital. These differing methods result in significantly different ROEs as shown. We attempt to manage our business segments and balance sheet to optimize capital efficiency under both capital methods.

ASSET QUALITY

Indymac uses both a centralized and a decentralized approach to credit risk management. At the corporate level, ERM oversees the development of a framework (through people, policies and processes) for credit risk management that the business unit leaders can use to document and “matrix manage” their credit and fraud risk. This framework includes the establishment and enforcement of strong corporate credit governance to maintain investment, lending and fraud polices that are simple, but highly effective. Each business unit has its own chief credit officer to oversee and implement these procedures. By tracking historical credit losses and factors contributing to the losses, we continuously implement changes to significantly reduce the likelihood of similar losses repeating. The appropriate classification of assets, through independent loan review, ensures that credit reserves are adequate. This ongoing analysis of credit performance provides a feedback loop that serves to continually refine and enhance credit risk policies.

We assume a degree of credit risk in connection with our investments in certain mortgage securities and loans held for investment and sale as well as with our construction lending operations. We also retain limited credit exposure from repurchase obligations on the sale of mortgage loans through standard representations and warranties to investors.

The following shows a summary of reserves against our key credit risks as of June 30, 2007:

			“Reserve”
Credit Risk Area	Reserve Type	Balance	Balance	UPB
		(Dollars in millions)

Mortgage Banking:
Loans held for sale(1)	Market valuation reserve	$11,762	$113	$11,727
Repurchase risk	Secondary market reserve	N/A	47	167,710
Thrift(3):
Loans held for investment	Allowance for loan losses	8,648	77	8,589
Non-investment grade and residual securities(4)	Loss assumption in valuations	443	698	21,002
Foreclosed Assets	Reduction in book value due to property value deterioration	64	12	76

(1)	Risks include borrower’s credit deteriorating and adversely impacting loan saleability; further deterioration of credit quality of loans previously repurchased for repurchase/warranty issues of through called deals and actual losses exceeding losses that are assumed in our valuations.

(2)	Risks include repurchase of impaired loans due to EPD or other repurchase and warranty violations beyond the amount reserved at time of sale and Indymac loans becoming unsaleable or suffer adverse price impact due to poor performance of previously sold Indymac collateral.

(3)	Risk includes credit losses exceeding the risk priced for in the allowance.

(4)	Reserve balance for non-investment grade and residual securities represents the expected remaining cumulative losses.

Non-Performing Assets

Loans are generally placed on non-accrual status when they are 90 days past due. Non-performing assets include non-performing loans and foreclosed assets. We record the balance of our assets acquired in foreclosure or by deed in lieu of foreclosure at estimated net realizable value.

The following summarizes the asset quality of our total loans held for sale and held for investment portfolio as of the dates indicated:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Total non-performing loans	$451,944	$104,641	$162,830
Foreclosed assets	63,749	11,999	21,638

Total non-performing assets	$515,693	$116,640	$184,468

Total non-performing assets to total assets	1.63%	0.49%	0.63%

At June 30, 2007, non-performing assets as a percentage of total assets was 1.63%, increasing from 0.63% at December 31, 2006. Non-performing loans increased $104.6 million and $184.5 million in loans held for investment and loans held for sale, respectively, from December 31, 2006. As a result of the increased delinquencies in these portfolios, foreclosure activities rose during the period, leading to increased foreclosed assets of $63.7 million at June 30, 2007. The weakening real estate market and the general tightening of underwriting in the mortgage industry continue to have a negative impact to our portfolios. It became increasingly difficult for distressed borrowers to find other options than facing foreclosure. This resulted in a higher percentage of loans going through foreclosure and a longer average time for us to liquidate our foreclosed assets. We continue to expect a higher level of non-performing loans in the future.

The following provides additional comparative data on non-performing loans for the loans held for investment portfolio as of the dates indicated:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

SFR mortgage loans	$136,375	$42,888	$66,360
Consumer construction division	32,161	15,562	25,957
Homebuilder division	40,055	—	8,981
Other (1)	4,493	5,463	7,185

Total non-performing loans held for investment	$213,084	$63,913	$108,483

Allowance for loan losses to non-performing loans held for investment	36%	91%	58%

(1)	Includes loans from the home equity division, discontinued products and the warehouse lending division.

Allowance for Loan Losses

For the loans held for investment portfolio, an allowance for loan losses is established and allocated to various loan products for segment reporting purposes. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends and prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors impacting credit quality and inherent losses. A component of the overall allowance for loan losses is not specifically allocated (“unallocated component”). The unallocated component reflects management’s assessment of various factors that create inherent imprecision in the methods used to determine the specific portfolio allocations. Those factors include, but are not limited to, levels of and trends in delinquencies and impaired loans, charge-offs and recoveries, volume and terms of the loans, effects of any changes in risk selection and underwriting standards, other changes in lending policies, procedures, and practices, and national and local economic trends and conditions. As of June 30, 2007, the unallocated component of the total allowance for loan losses was $22.4 million, compared to $17.2 million at December 31, 2006.

The following summarizes our loans held for investment portfolio by loan type and the corresponding allowance for loan losses as of June 30, 2007:

			Total
		Allowance	Reserves as a
		for Loan	Percentage of
By Division	Book Value	Losses	Book Value
	(Dollars in thousands)

SFR mortgage loans	$4,711,362	$36,253	0.77%
Consumer construction division	2,328,637	11,789	0.51%
Homebuilder division	1,290,470	21,447	1.66%
Other(1)	317,095	7,367	2.32%

Total held for investment portfolio at June 30, 2007	$8,647,564	$76,856	0.89%

Total held for investment portfolio at December 31, 2006	$10,177,209	$62,386	0.61%

The following reflects the activity in the allowance for loan losses during the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(Dollars in thousands)

Balance, beginning of period	$67,587	$57,321	$62,386	$55,168
Allowance transferred to loans held for sale	(327)	—	(1,988)	—
Provision for loan losses	17,204	2,230	27,891	6,052
Charge-offs, net of recoveries:
SFR mortgage loans	(4,214)	(54)	(5,600)	(568)
Consumer construction division	(1,693)	(854)	(3,084)	(1,239)
Other(1)	(1,701)	(731)	(2,749)	(1,501)

Total charge-offs, net of recoveries	(7,608)	(1,639)	(11,433)	(3,308)

Balance, end of period	$76,856	$57,912	$76,856	$57,912

Annualized charge-offs to average loans held for investment	0.35%	0.08%	0.24%	0.08%

(1)	Includes loans from the home equity division, discontinued product and warehouse lending division.

In the second quarter of 2007, we transferred $265.2 million of SFR mortgage loans in the held for investment portfolio to the held for sale portfolio. As a result, $0.3 million of allowance for loan losses associated with these loans were transferred concurrently as a cost basis adjustment.

In the second quarter of 2007, net charge-offs increased to $7.6 million from $1.6 million in the second quarter of 2006, primarily in the SFR mortgage loans held for investment and the HELOC portfolios. This is largely due to increased delinquencies and loans migrating through the foreclosure process.

Credit Discounts

As part of credit risk management, we have established credit discounts on loans held for sale that represent the credit-related lower of cost or market adjustments on the portfolio. We determine the fair value of these assets based on a review of all available, relevant, and reliable information. In determining the fair value of first lien loans, one of the primary determinants is the estimated value of the underlying collateral as adjusted by discount assumptions based on our expectation of what a willing market participant would use. For second lien loans, the primary determinant of fair value is the most recently executed trade since it is the most reliable indication of value available to us.

The following summarizes our loans held for sale portfolio, the corresponding market valuation reserves and non-performing assets as of the dates indicated:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Loans held for sale before market valuation reserves	$11,875,260	$6,510,614	$9,507,307
Market valuation reserves	(113,093)	(17,474)	(39,464)

Net loans held for sale portfolio	$11,762,167	$6,493,140	$9,467,843

Market valuation reserves as a percentage of gross loans held for sale	0.95%	0.27%	0.42%

Non-performing loans held for sale, net of applicable market valuation reserves	$238,860	$40,728	$54,347

Non-performing loans held for sale as a percentage of net loans held for sale portfolio	2.03%	0.63%	0.57%

Secondary Market Reserve

We do not generally sell loans with recourse in our loan sale activities. However, we can be required to repurchase loans from investors when our loan sales contain individual loans that do not conform to the representations and warranties we made at the time of sale (including early payment default provisions). We have made significant investments in our pre-production and post-production quality control processes to identify potential issues that could cause repurchases. We believe that these efforts have improved our production quality; however, possible increases in default rates could cause the overall rate of repurchases to increase. We maintain a secondary market reserve for losses that arise in connection with loans that we may be required to repurchase from whole loan sales, sales to the GSEs, and securitizations. The reserve has two general components: reserves for repurchases arising from representation and warranty claims and reserves for repurchases arising from early payment defaults.

The following reflects the repurchase activities during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Loans sold:
GSEs and whole loans	$10,815	$10,477	$27,961	$20,638
Securitization trusts	9,379	8,938	16,769	15,485

Total	$20,194	$19,415	$44,730	$36,123

Total repurchases(1)	$219	$48	$443	$62

Repurchases as a percentage of total loans sold during the period	1.08%	0.25%	0.99%	0.17%

(1)	Amounts exclude repurchases that are administrative in nature and generally are re-sold immediately at little or no loss.

As a percentage of total loans sold, repurchases have increased significantly to 108 basis points for the second quarter of 2007 from 25 basis points for the second quarter of 2006. The increase is mainly due to early payment defaults on certain products, including 80/20s and pay option ARMs purchased through the conduit group. The Company has made several improvements in its underwriting guidelines and expects to see benefits of the tightened guidelines beginning in the third quarter of 2007. In addition, we have reduced the percentage of whole loan sales. As a result, future repurchases due to early payment defaults can be expected to decline.

The following reflects the activity in the secondary market reserve during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$50,592	$30,413	$33,932	$27,638
Additions/provisions	24,235	10,246	55,905	14,773
Actual losses/mark-to-market	(28,779)	(5,258)	(43,864)	(7,784)
Recoveries on previous claims	566	1	641	775

Balance, end of period	$46,614	$35,402	$46,614	$35,402

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of the probability of investor claims. While the ultimate amount of repurchases and claims is uncertain, management believes the reserve is adequate. In response to increased repurchases and related losses, the provision for the secondary market reserve increased to $24.2 million for the three months ended June 30, 2007 from $10.2 million for the three months ended June 30, 2006. We relieved $24.2 million of secondary market reserve in the second quarter of 2007 mainly for mark-to-market adjustments on loans repurchased during the quarter, of which 80/20s and pay option ARMs from our conduit business accounted for over 75% of the adjustments. As previously disclosed by us, the guideline changes implemented in the first quarter of 2007 should improve our repurchase activities as the tightened guidelines take full effect. We will continue to evaluate the adequacy of our reserve and allocate a portion of our gain on sale proceeds to the reserve going forward. Secondary market reserve is included on the consolidated balance sheets as a component of other liabilities.

Credit Reserves Embedded in Non-Investment Grade and Residual Securities

As part of the securitization process, we create non-investment grade and residual securities which can be sold into the secondary market or retained on the balance sheet. These securities provide credit enhancement to absorb the losses in the securitization trust.

The following table shows more information on our non-investment grade and residual securities as of the dates indicated:

	June 30,	June 30,	March 31,
	2007	2006	2007
	(Dollars in millions)

Non-investment Grade and Residual Securities:
Fair market value	$443	$329	$381
As a percentage of Tier 1 core capital	18%	18%	18%
UPB of underlying collateral	$21,002	$13,662	$15,505
Credit reserves embedded in value	$698	$378	$621
Additions to credit reserves	$126	$62	$160
Net charge-off (losses)	$49	$5	$17
Credit reserves/NPAs	91%	131%	84%

MANAGEMENT

We manage key CAMELS risks through policies and procedures that begin with the Board, senior executives and the ERM group, creating standardized frameworks and processes for the business units to implement. We strive for accountability, transparency and consistency, including a semi-annual certification process to ensure that business units are up to date on the administration of key CAMELS risks. Management maintains a central database of internally identified findings, and this, in conjunction with operational and financial controls, ensures follow-up and accountability for any issues identified in this process.

Models are used as key decision making tools in executing transactions, such as the pricing and trading of loans, and in hedging risks. They are also used to assist us in valuing assets and liabilities that don’t have readily available market prices. Given the importance of these models to our operations and financial position, it is the responsibility of Corporate Model Management and Research (“CMMR”) to develop and maintain an effective model management framework across the Company. CMMR ensures that key models are consistent and accurate (e.g., utilize the best available assumptions, particularly for prepayment and credit) across the enterprise and result in the correct economic decisions being made and assets and liabilities being properly valued (both on a GAAP and economic basis).

EARNINGS

Our regulators evaluate the quality and consistency of our earnings. See “Summary of Business Segment Results” on page 8 for a discussion of our second quarter earnings.

LIQUIDITY

Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans, MBS and MSRs. Our primary sources of funds used to meet these financing needs are loan sales and securitizations, deposits, advances from the Federal Home Loan Bank (“FHLB”), borrowings, custodial balances and retained earnings. The sources used vary depending on such factors as rates paid, collateral requirements, maturities and the impact on our capital. Additionally, we may occasionally securitize mortgage loans that we intend to hold for investment to lower our costs of borrowing against such assets and reduce the capital requirement associated with such assets. During the quarter ended June 30, 2007, we had average total liquidity of $3.1 billion consisting of $490.0 million in short-term liquidity (primarily cash) and $2.6 billion in operating liquidity, which represents unpledged liquid assets on hand plus amounts that may be immediately raised through the pledging of other available assets as collateral pursuant to committed financing facilities. We currently believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and meet our obligations and commitments in a timely and cost effective manner.

The following presents the components of our major sources of funds as of the dates indicated:

	June 30,	June 30,	December 31,
	2007	2006	2006
	(Dollars in thousands)

Deposits	$11,746,654	$9,351,871	$10,898,006
Advances from FHLB	10,872,800	7,069,800	10,412,800
Other Borrowings:
Asset-backed commercial paper	2,855,922	667,341	2,114,508
Loans and securities sold under agreements to repurchase	941,723	2,211,053	1,405,505
HELOC notes payable	288,312	881,179	659,283
Trust preferred debentures	441,180	401,800	456,695
Other notes payable	399	3,167	1,009

	$27,146,990	$20,586,211	$25,947,806

Principal Sources of Cash

Loan Sales and Securitizations

Our business model relies heavily upon selling the majority of our mortgage loans shortly after acquisition. The proceeds of these sales are a critical component of the liquidity necessary for our ongoing operations. During the three months ended June 30, 2007, we sold $20.2 billion of mortgage loans, which represented approximately 90% of our funded mortgage loans during the period, to third-party investors through three channels: (1) GSEs; (2) private label securitizations; and (3) whole loan sales. Our prime SFR mortgage loan portfolio also acquired $183.7 million of the mortgage loans for our portfolio of mortgage loans held for investment to provide future interest income. The remainder of our funded mortgage loans during the quarter is retained in our held for sale portfolio for future sale.

Our liquidity could be negatively impacted if any of our sales channels were disrupted. Disruptions in our whole loan sales and mortgage securitization transactions could occur as a result of the performance of our existing securitizations, as well as economic events or other factors beyond our control. These disruptions can also adversely impact our earnings.

Deposits/Retail Bank

We solicit deposits from the general public and institutions by offering a variety of accounts and rates through our network of 31 branches in Southern California and our telebanking, and Internet channels. Through our web site at www.indymacbank.com, consumers can access their accounts 24-hours a day, seven days a week. Online banking allows customers to access their accounts, view balances, transfer funds between accounts, view transactions, download account information, and pay their bills conveniently from any computer terminal. Total deposits increased to $11.7 billion at June 30, 2007, up from $9.4 billion at June 30, 2006 and $10.9 billion at December 31, 2006.

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

Currently, Indymac Bank is approved for collateralized advances of up to $16.5 billion. At June 30, 2007, advances from FHLB totaled $10.9 billion, of which $6.4 billion were collateralized by mortgage loans and $4.5 billion were collateralized by mortgage-backed securities.

Other Borrowings, Excluding Subordinated Debentures Underlying Trust Preferred Securities

Other borrowings, excluding the subordinated debentures underlying the trust preferred securities, consist of asset-backed commercial paper, loans and securities sold under committed financing facilities and uncommitted agreements to repurchase and notes payable. Total other borrowings decreased to $4.1 billion at June 30, 2007, from $4.2 billion at December 31, 2006.

At June 30, 2007, we had $7.7 billion in committed financing facilities ($7.3 billion whole loan facilities, $300 million bond facilities and $100 million in unsecured revolving line of credit). Of these committed financing facilities, $2.3 billion was available for use, based on eligible collateral. Decisions by our lenders and investors to make additional funds available to us in the future will depend upon a number of factors. These include our compliance with the terms of existing credit arrangements, our financial performance, eligible collateral, changes in our credit rating, industry and market trends in our various businesses, the general availability and interest rates applicable to financing and investments, the lenders’ and/or investors’ own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities. As of June 30, 2007, we believe we were in compliance with all representations, warranties, and financial covenants under our borrowing facilities.

In April 2006, we established the North Lake Capital Funding Program, a single seller asset-backed commercial paper facility, which allows us to issue directly, secured liquidity notes backed by mortgage loans. Both the collateral pledged and secured liquidity notes are recorded on our balance sheet as assets and liabilities, respectively. The secured liquidity notes have been rated F-1+ by Fitch Ratings, P-1 by Moody’s Investors Service and A-1+ by Standard & Poor’s, and are supported by credit enhancements, such as over collateralization, excess spread and market value agreements provided by highly rated counterparties. We are authorized to issue up to $2.5 billion in short-term notes, with expected maturities not to exceed 180 days after issuance and final maturities of 60 days following the expected maturities. As of June 30, 2007, we had $1.8 billion in secured liquidity notes outstanding. Subsequent to June 30, 2007, we renewed this facility and increased the committed amount to $4.0 billion.

In November 2006, we established a multi-seller asset-backed commercial paper facility to provide up to $1.5 billion dedicated financing for our construction to permanent, lot, and reverse mortgage loans. This is an annually renewable 364-day committed facility administered by Citicorp North America, Inc. As of June 30, 2007, we had $1.1 billion outstanding under this facility.

Trust Preferred Securities and Warrants

On November 14, 2001, we completed an offering of Warrants and Income Redeemable Equity Securities (“WIRES”) to investors. Gross proceeds of the transaction were $175 million. The securities were offered as units consisting of trust preferred securities, issued by a trust formed by us, and warrants, to purchase Indymac Bancorp’s common stock. As part of this transaction, Indymac Bancorp issued subordinated debentures to the trust and purchased common securities from the trust. The yield on the subordinated debentures and the common securities is the same as the yield on the trust preferred securities. As part of the WIRES offering, 3,500,000 warrants were issued with each convertible into 1.5972 shares of Indymac Bancorp’s common stock. Beginning on November 14, 2006, Indymac had the option to redeem the warrants for cash equal to the warrant value, subject to the conditions in the prospectus. No warrants were exercised in the second quarter of 2007. To date, 2.6 million warrants have been exercised and converted into a total of 4.2 million shares of Indymac Bancorp’s common stock. Subordinated debentures redeemed to date in conjunction with the warrant exercises totaled $130.2 million as of June 30, 2007.

In June 2007, we issued an additional $30 million in pooled trust preferred securities. To date, we have issued $398 million trust preferred securities (without warrants attached) with interest rates ranging from 5.83% to 7.37%. Interest rates on these securities are fixed for terms ranging from five to 10 years, after which the rates reset quarterly indexed to 3-month LIBOR. The securities can be called at the option of Indymac Bancorp five or 10 years after issuance. In each of these transactions, Indymac Bancorp issued subordinated debentures to, and purchased common securities from, each of the trusts. The rates on the subordinated debentures and the common securities in each of these transactions match the rates on the related trust preferred securities. The proceeds of these securities have been used in ongoing operations. Book values of the subordinated debentures underlying the trust preferred securities, which represent the liabilities due from Indymac Bancorp to the trusts, totaled $441.2 million and $456.7 million at June 30, 2007 and December 31, 2006, respectively. These subordinated debentures are included in other borrowings on the consolidated balance sheets.

Direct Stock Purchase Plan

Our direct stock purchase plan offers investors the ability to purchase shares of our common stock directly over the Internet. For those interested in investing over $10,000, investors can also participate in the waiver program administered by Mellon Investor Services LLC. We did not issue any common stock through this plan during the quarter ended June 30, 2007.

Cash from Operating Activities

In addition to the financing sources discussed above, our cash needs are funded by net cash flows from operations before net purchases and originations of loans held for sale, sales of mortgage-backed securities and principal and interest payments on loans and securities. The amounts of net acquisitions of loans held for sale, and trading securities included as components of net cash used in operating activities, totaled $3.0 billion during the six months ended June 30, 2007 and $2.3 billion during the six months ended June 30, 2006. Excluding the purchase and sale activity for loans held for sale and trading securities, the net cash (used in) provided by the Company’s operating activities totaled $(6.6) million and $121.7 million for the six months ended June 30, 2007 and 2006, respectively.

SENSITIVITY TO MARKET RISK

A key area of risk for us is interest rate risk sensitivity. This is due to the impact that changes in interest rates can have on the demand for mortgages, as well as the value of loans in our pipeline and assets on our balance sheet, particularly the valuation of our MSRs. To manage interest rate risk sensitivity we have a Centralized Interest Rate Risk Group (“CIRRG”). CIRRG fosters an interest rate and market risk management culture throughout the Company and exists to assist in protecting the Company from unexpected losses, earnings surprises and reputation damage due to interest rate risk. It also provides management and the Board with a better understanding of the trade-offs between risk and rewards, leading to smarter risk management and investment decisions, and more consistent and generally higher long term returns on equity. We hedge our assets at the portfolio level, to ensure accountability and make certain that each portfolio can stand on its own.

To evaluate our ability to manage interest rate risk, there are a number of performance measures we track. These include net interest margin for both the total company as well as our segments, the fluctuation in net interest income and expense and average balances, and the net portfolio value of our net assets.

Net Interest Margin

Information regarding our consolidated average balance sheets (all segments are combined), along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates follows:

	Three Months Ended
	June 30, 2007			June 30, 2006			March 31, 2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Securities	$5,221,396	$95,537	7.34%	$4,596,115	$80,998	7.07%	$5,377,680	$92,279	6.96%
Loans held for sale	16,208,651	289,262	7.16%	10,532,302	181,079	6.90%	14,442,890	252,157	7.08%
Mortgage loans held for investment	5,615,519	88,622	6.33%	6,016,878	86,092	5.74%	7,117,335	108,994	6.21%
Builder construction loans	815,861	20,209	9.94%	743,515	19,221	10.37%	789,266	19,753	10.15%
Consumer construction loans	2,190,732	44,519	8.15%	1,957,587	34,138	6.99%	2,158,355	43,646	8.20%
Investment in Federal Home Loan Bank stock and other	1,202,869	16,328	5.44%	834,180	10,683	5.14%	1,144,072	15,848	5.62%

Total interest-earning assets	31,255,028	554,477	7.12%	24,680,577	412,211	6.70%	31,029,598	532,677	6.96%

Mortgage servicing assets	2,153,439			1,434,234			1,867,582
Other	2,428,034			1,655,158			2,443,740

Total assets	$35,836,501			$27,769,969			$35,340,920

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$10,761,811	138,618	5.17%	$8,211,312	92,840	4.53%	$10,333,760	132,067	5.18%
Advances from Federal Home Loan Bank	14,059,734	184,175	5.25%	9,775,167	110,468	4.53%	13,651,211	174,529	5.18%
Other borrowings	5,737,455	82,440	5.76%	5,923,472	78,749	5.33%	6,428,718	91,011	5.74%

Total interest-bearing liabilities	30,559,000	405,233	5.32%	23,909,951	282,057	4.73%	30,413,689	397,607	5.30%

Other	3,199,927			2,117,781			2,894,332

Total liabilities	33,758,927			26,027,732			33,308,021
Shareholders’ equity	2,077,574			1,742,237			2,032,899

Total liabilities and shareholders’ equity	$35,836,501			$27,769,969			$35,340,920

Net interest income		$149,244			$130,154			$135,070

Net interest spread			1.80%			1.97%			1.66%

Net interest margin			1.92%			2.12%			1.77%

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Securities	$5,299,107	$187,816	7.15%	$4,363,348	$147,481	6.82%
Loans held for sale	15,330,649	541,419	7.12%	10,579,433	354,640	6.76%
Mortgage loans held for investment	6,362,278	197,616	6.26%	5,981,016	168,271	5.67%
Builder construction loans	802,637	39,962	10.04%	703,275	34,584	9.92%
Consumer construction loans	2,174,633	88,165	8.18%	1,905,814	64,502	6.83%
Investment in Federal Home Loan Bank stock and other	1,173,632	32,176	5.53%	824,490	20,579	5.03%

Total interest-earning assets	31,142,936	1,087,154	7.04%	24,357,376	790,057	6.54%

Mortgage servicing assets	2,011,300			1,287,492
Other	2,435,843			1,498,698

Total assets	$35,590,079			$27,143,566

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$10,548,968	270,685	5.17%	$7,766,962	167,083	4.34%
Advances from Federal Home Loan Bank	13,856,601	358,704	5.22%	9,875,570	214,077	4.37%
Other borrowings	6,081,177	173,451	5.75%	5,937,527	151,533	5.15%

Total interest-bearing liabilities	30,486,746	802,840	5.31%	23,580,059	532,693	4.56%

Other	3,047,974			1,893,236

Total liabilities	33,534,720			25,473,295
Shareholders’ equity	2,055,359			1,670,271

Total liabilities and shareholders’ equity	$35,590,079			$27,143,566

Net interest income		$284,314			$257,364

Net interest spread			1.73%			1.98%

Net interest margin			1.84%			2.13%

Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances. Minority interest and perpetual preferred stock in subsidiary are included in other liabilities.

Interest income and interest expense fluctuations depend upon changes in the average balances and interest rates of interest-earning assets and interest-bearing liabilities. The following tables detail the changes in interest income and expense by key attribute:

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change
	(Dollars in thousands)

Three Months Ended June 30, 2007 vs. 2006
Interest income:
Securities	$11,019	$3,098	$422	$14,539
Loans held for sale	97,592	6,882	3,709	108,183
Mortgage loans held for investment	(5,743)	8,864	(591)	2,530
Builder construction loans	1,870	(804)	(78)	988
Consumer construction loans	4,066	5,643	672	10,381
Investment in Federal Home Loan Bank stock and other	4,722	640	283	5,645

Total interest income	113,526	24,323	4,417	142,266
Interest expense:
Interest-bearing deposits	28,837	12,926	4,015	45,778
Advances from Federal Home Loan Bank	48,419	17,581	7,707	73,707
Other borrowings	(2,473)	6,364	(200)	3,691

Total interest expense	74,783	36,871	11,522	123,176

Net interest income	$38,743	$(12,548)	$(7,105)	$19,090

	Increase/(Decrease) Due to
	Volume(1)	Rate(2)	Mix(3)	Total Change
	(Dollars in thousands)

Six Months Ended June 30, 2007 vs. 2006
Interest income:
Securities	$31,629	$7,169	$1,537	$40,335
Loans held for sale	159,269	18,984	8,526	186,779
Mortgage loans held for investment	10,726	17,503	1,116	29,345
Builder construction loans	4,886	431	61	5,378
Consumer construction loans	9,098	12,764	1,801	23,663
Investment in Federal Home Loan Bank stock and other	8,714	2,025	858	11,597

Total interest income	224,322	58,876	13,899	297,097
Interest expense:
Interest-bearing deposits	59,847	32,216	11,539	103,602
Advances from Federal Home Loan Bank	86,299	41,571	16,757	144,627
Other borrowings	3,666	17,821	431	21,918

Total interest expense	149,812	91,608	28,727	270,147

Net interest income	$74,510	$(32,732)	$(14,828)	$26,950

(1)	Changes in volume are calculated by taking changes in average balances multiplied by the prior period’s average interest rate.

(2)	Changes in the rate are calculated by taking changes in the average interest rate multiplied by the prior period’s average balance.

(3)	Changes in rate/volume (“mix”) are calculated by taking changes in rates times the changes in volume.

Net Interest Margin by Segment

The following tables summarize net interest margin by segment for the periods indicated:

	Three Months Ended
	June 30, 2007			June 30, 2006			March 31, 2007
	Average	Net	Net	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin	Assets	Income	Margin
	(Dollars in millions)

By Segment:
Thrift segment and other	$16,621	$95	2.29%	$15,252	$92	2.43%	$17,367	$90	2.11%
Mortgage banking segment	14,634	54	1.49%	9,429	38	1.61%	13,663	45	1.33%

Total Company	$31,255	$149	1.92%	$24,681	$130	2.12%	$31,030	$135	1.77%

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average	Net	Net	Average	Net	Net
	Earning	Interest	Interest	Earning	Interest	Interest
	Assets	Income	Margin	Assets	Income	Margin
	(Dollars in millions)

By Segment:
Thrift segment and other	$16,992	$185	2.20%	$14,959	$179	2.42%
Mortgage banking segment	14,151	99	1.41%	9,398	78	1.67%

Total Company	$31,143	$284	1.84%	$24,357	$257	2.13%

The net interest margin during the second quarter of 2007 was 1.92%, down from 2.12% for the second quarter of 2006, but up from 1.77% for the first quarter of 2007. Thrift net interest margin of 2.29% for the second quarter of 2007 also declined from 2.43% for the second quarter of 2006 but improved from 2.11% for the first quarter of 2007. Although we experienced compression in our net interest margin as a result of an inverted yield curve, our thrift net interest margin improved over the first quarter of 2007 as a result of selling lower yielding assets out of the thrift portfolio, lower premium amortizations due to slower prepayment speed, and improvements achieved in our deposit cost of funds relative to other funding sources.

Loans Held for Sale and Pipeline Hedging

We hedge the interest rate risk inherent in our pipeline of mortgage loans held for sale to protect our margin on sale of loans. We focus on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors, such as product type, origination channels, progress or “status” of transactions, as well as changes in market interest rates since we committed a rate to the borrower (“rate lock commitments”), we seek to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, we can minimize the cost of hedging and also stabilize gain on sale margins over different rate environments.

We also attempt to hedge the type of spread widening caused by the secondary market disruptions started in the first quarter 2007. However, given the current uncertainties and resulting volatility in the secondary market, our hedging activities may not be effective. When spread widening does occur, we increase our loan pricing to attain our target MBR margins on future production.

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

The following table summarizes the effect that hedging for interest rate risk management had on our gross mortgage banking revenue margin for the periods indicated:

	Three Months Ended					Six Months Ended
	June 30,	June 30,	Percent	March 31,	Percent	June 30,	June 30,	Percent
	2007	2006	Change	2007	Change	2007	2006	Change
	(Dollars in millions)

Gross MBR margin	0.91%	1.96%	(53)%	1.12%	(18)%	1.02%	1.72%	(40)%
MBR margin after hedging(1)	1.31%	1.67%	(22)%	1.11%	18%	1.20%	1.55%	(23)%

(1)	Before credit costs and SFAS 91 deferred costs.

Hedging Interest Rate Risk On Servicing-Related Assets

We are exposed to interest rate risk with respect to the investment in servicing-related assets. The mortgage servicing division is responsible for the management of interest rate and prepayment risks in the servicing-related assets, subject to policies and procedures established by, and oversight from, our management-level Interest Rate Risk Committee (“IRRC”), Asset and Liability Valuation Committee (“ALVC”) and ERM group, and our Board of Directors-level ERM Committee.

The objective of our hedging strategy is to maintain stable returns in all interest rate environments and not to speculate on interest rates. As such, we manage the comprehensive interest rate risk of our servicing-related assets using various financial instruments. Historically, we have hedged servicing-related assets using a variety of derivative instruments and on-balance sheet securities. As there are no hedge instruments that would be perfectly correlated with these hedged assets, we use a mix of the instruments designed to correlate well with the hedged servicing assets.

In addition to the hedging gain (loss) on MSRs, we also use other hedging strategies to manage our economic risks associated with MSRs. A summary of the performance on MSRs, including AAA-rated and agency interest-only securities, and hedges for the respective periods follows:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in thousands)

Valuation adjustment due to market changes and external benchmarking	$222,659	$64,381	$30,840	$253,499	$144,864
Loss on financial instruments used to hedge MSRs	(213,213)	(66,660)	(28,747)	(241,960)	(146,289)
Hedge (loss) gain on AAA-rated and agency interest-only securities	(14,741)	(4,259)	(435)	(15,176)	(13,632)
Unrealized gain on AAA-rated and agency interest-only securities	10,465	6,272	1,481	11,947	12,767
Unrealized (loss) gain on principal-only securities	(4,916)	(5,614)	301	(4,615)	(6,508)
Unrealized (loss) gain on prepayment penalty securities	(21,658)	10,909	(2,204)	(23,862)	4,657

Net (loss) gain on MSRs, AAA-rated and agency interest-only securities, and hedges	$(21,404)	$5,029	$1,236	$(20,167)	$(4,141)

The above gains and losses include costs inherent in transacting and holding the hedge instruments. If these assets were perfectly hedged, a net loss would have been reported representing these costs. In the second quarter of 2007, the hedges on the servicing-related assets, although had a net loss of $21.4 million, performed within management’s expectations as evidenced by the 37% ROE reported by the mortgage servicing division.

Value-at-Risk

We use a value-at-risk (“VAR”) measure to monitor the interest rate risk on our assets. The measure incorporates a range of market factors that can impact the value of these assets and supplements other risk measures such as duration gap and stress testing. VAR estimates the potential loss over a specified period at a specified confidence level. We have chosen a historical approach that uses 500 days of market conditions along with current portfolio data to estimate the potential one-day loss at a 95% confidence level. This means that actual losses are estimated to exceed the VAR measure about five times every 100 days.

In modeling the VAR, we have made a number of assumptions and approximations. As there is no standardized methodology for estimating VAR, different assumptions and approximations could result in materially different VAR estimates.

As of June 30, 2007, the combined portfolio of MSRs and interest-only securities (the “MSR/IO portfolio”) and the mortgage-backed securities portfolio were valued at $2.4 billion and $4.3 billion, respectively. The average VAR (after the effect of hedging transactions) for the quarter on the MSR/IO portfolio was $3.0 million, or 13 basis points of the recorded value, and the average VAR (after the effect of hedging transactions) for the quarter on the MBS portfolio was $1.3 million, or 3 basis points of the recorded value. During the quarter, the VAR measure ranged from $1.3 million to $7.8 million and from $0.9 million to $1.9 million for the MSR/IO and MBS portfolios, respectively.

Net Portfolio Value

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

The following sets forth the NPV and change in NPV that we estimate might result from a 100 basis point change in interest rates as of the dates indicated:

	June 30, 2007			December 31, 2006
		Effect of Change in			Effect of Change in
		Interest Rates			Interest Rates
		Decrease	Increase		Decrease	Increase
	Fair Value	100 bps	100 bps	Fair Value	100 bps	100 bps
	(Dollars in thousands)

Cash and cash equivalents	$616,678	$616,678	$616,678	$541,545	$541,545	$541,545
Trading securities	1,107,179	1,117,185	1,055,300	541,175	573,028	522,503
Available for sale securities	4,166,431	4,263,762	4,022,674	4,183,629	4,272,980	4,064,097
Loans held for sale	11,906,329	12,069,863	11,675,103	9,566,224	9,645,767	9,440,968
Loans held for investment	8,697,274	8,772,005	8,600,878	10,191,350	10,266,772	10,081,430
MSRs	2,387,077	1,922,512	2,670,966	1,822,455	1,393,979	2,142,276
Other assets	2,375,963	2,734,183	2,324,067	1,992,698	2,317,284	1,813,516

Total assets	$31,256,931	$31,496,188	$30,965,666	$28,839,076	$29,011,355	$28,606,335

Deposits	$11,953,481	$11,983,998	$11,923,248	$11,045,977	$11,076,458	$11,015,812
Advances from Federal Home Loan Bank	10,829,789	10,988,867	10,670,182	10,409,767	10,565,054	10,256,128
Other borrowings	3,761,040	3,762,530	3,759,552	3,464,290	3,466,577	3,462,006
Other liabilities	927,126	927,126	927,126	775,455	775,455	775,455

Total liabilities	27,471,436	27,662,521	27,280,108	25,695,489	25,883,544	25,509,401
Shareholders’ equity (NPV)	$3,785,495	$3,833,667	$3,685,558	$3,143,587	$3,127,811	$3,096,934

% Change from base case		1.27%	(2.64)%		(0.50)%	(1.48)%

Our NPV model has been built to focus on the Bank alone as the $0.4 billion of assets at the Parent Company and its non-bank subsidiaries have little interest rate risk exposure.

The increase in the net present value of equity from December 31, 2006 to June 30, 2007 is partly due to: (i) an increase in our balance sheet; (ii) an increase in retained earnings of the Bank in the amount of $109.5 million; (iii) a capital contribution of $25.0 million from the Parent Company to the Bank; (iv) net proceeds of $491 million in perpetual preferred stock issued by the Bank; and offset by (v) a dividend payment of $186.2 million from the Bank to the Parent Company. This analysis is based on an instantaneous change in interest rates and does not reflect the impact of changes in hedging activities as interest rates change nor changes in volumes and profits from our mortgage banking operations that would be expected to result from the interest rate environment.

In conjunction with the NPV analysis, we also estimate the net sensitivity of the fair value of our financial instruments to movements in interest rates using duration gap. This calculation is performed by estimating the change in dollar value due to an instantaneous parallel change in the interest rate curve. The resulting change in dollar value per one basis point change in interest rates is used to estimate the sensitivity of our portfolio. The dollar values per one basis point change are then aggregated to estimate the portfolio’s net sensitivity. To calculate duration gap, the net sensitivity is divided by the fair value of total interest-earning assets and expressed in months. A duration gap of zero implies that the change in value of assets from an instantaneous rate move will be accompanied by an equal and offsetting move in the value of debt and derivatives, thus leaving the net fair value of equity unchanged.

The assumptions inherent in our interest rate shock models include expected valuation changes in an instantaneous and parallel interest rate shock and assumptions as to the degree of correlation between the hedges and hedged assets and liabilities. These assumptions may not adequately reflect factors such as the spread-widening or spread-tightening risk among the changes in rates on Treasury securities, the LIBOR/swap curve, mortgages, changes in the shape of the yield curve and volatility. In addition, the sensitivity analysis described in the prior paragraph is limited by the fact that it is performed at a particular point in time and does not incorporate other factors that would impact our financial performance in these scenarios, such as increases in income associated with the increase in production volume that could result from a decrease in interest rates. Consequently, the preceding estimates should not be viewed as a forecast, and it is reasonable to expect that actual results could vary significantly from the analyses discussed above.

At June 30, 2007, net duration gap for our mortgage banking and thrift segments was 4.3 months and 0.8 month, respectively, with the overall net duration gap of 2.1 months. Fair value gains and losses will generally occur as market conditions change. We actively manage duration risk through asset selection by appropriate funding and hedging to within the duration limits approved by senior management and the Board of Directors. The duration gap measures are estimated on a daily basis for the mortgage servicing rights and on a monthly basis for the assets in our thrift portfolio and pipeline. Although the duration gap for the mortgage banking segment and our overall portfolio has risen slightly since March 31, 2007, it is within management’s target range.

EXPENSES

A summary of non-interest expense follows:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in thousands)

Salaries and related	$180,234	$179,280	$182,474	$362,708	$331,838
Premises and equipment	24,961	20,113	24,297	49,258	37,085
Loan purchase and servicing costs	14,057	13,149	15,026	29,083	26,055
Professional services	8,853	8,158	9,864	18,717	16,266
Data processing	20,331	15,758	19,756	40,087	30,033
Office and related	16,977	17,602	16,127	33,104	32,697
Advertising and promotion	9,659	12,409	9,635	19,294	23,626
Operations and sale of foreclosed assets	4,291	385	2,180	6,471	927
Other	5,920	3,005	5,038	10,958	6,324
Deferral of expenses under SFAS 91	(61,258)	(66,175)	(68,647)	(129,905)	(129,401)

Total operating expenses	224,025	203,684	215,750	439,775	375,450
Amortization of other intangible assets	430	130	430	860	264

Total non-interest expense	$224,455	$203,814	$216,180	$440,635	$375,714

Our operating expenses increased 10% from $203.7 million for the second quarter of 2006 to $224.0 million for the second quarter of 2007. The increase is primarily attributable to our operational growth and geographic expansion to execute on our strategy to increase production and revenue. Since the second quarter of 2006, we have opened three new regional operations centers and a number of sales offices in the mortgage banking group, acquired the retail lending platform of NYMC, including roughly 400 employees and increased our consumer bank network to 31 branches from 26 branches, resulting in higher salaries and related, premises and data processing expenses. Our average FTE employees increased 20% from 7,861 for the three months ended June 30, 2006 to 9,431 for the three months ended June 30, 2007, including 831 FTE off-shore as part of our Global Resources program. We utilize the off-shore workforce predominantly in non-customer-facing back office functions to enhance service levels and improve efficiencies. Of the 20% increase in FTE, 70% was from revenue generating departments.

Our operating expenses increased by 4% compared to the first quarter of 2007. Operating expense growth in the second quarter over the first quarter was driven mainly by a $13.4 million expense increase in two of our new business activities, our retail lending and commercial mortgage divisions, with the bulk of the increase coming from the acquisition of the retail lending platform of NYMC. We also continued to invest in the revenue generating capacity of our wholesale, correspondent and retention divisions, increasing our expenses in these areas by $6.9 million over the first quarter. These increases were largely offset by a one-time expense reduction of $10.3 million related to the curtailment of our pension plan and a $6.5 million, or 15%, reduction in corporate overhead from the first quarter. The hiring freeze we have on non-revenue generating personnel continues to have a positive effect on our expenses, as our non-revenue generating headcount declined by an annualized 12% rate from the first quarter, which comes on top of a 20% annualized decline last quarter.

In July 2007, we announced the layoff of approximately 400 employees, roughly 4% of our workforce, mainly in our Operations and Enterprise Process and Technology groups, in various offices around the country. These layoffs were considered necessary as we concluded that we needed to both “right-size” our workforce to our current volumes and also be very “hardnosed” in redesigning our processes in our drive to become “the” low cost provider in the mortgage industry, while at the same time ensuring that we maintain our high standards for customer service and credit quality. Recent advances in our technology are enabling us to be more productive and efficient, and our goal is to reap the cost savings associated with these advances and pass them on to our customers in order to be competitive in the market.

The layoffs will result in Indymac taking a pre-tax charge to earnings of approximately $6.5 million in the third quarter, most of which is severance. The cost savings we expect to realize will substantially offset this charge during the third quarter of this year, and on an ongoing basis we project $30 million in annual cost savings.

PROSPECTIVE TRENDS AND FUTURE OUTLOOK

We anticipate that the second half of 2007 and 2008 will continue to be challenging for the mortgage and housing markets and for Indymac. We expect competitive pricing pressures on our MBR margins to continue. In addition, we expect that the current, temporary volatility and reduced liquidity in the secondary markets will adversely impact secondary market execution, putting further pressure on MBR margins, although we expect this negative impact to abate once the secondary market stabilizes. While our recent guideline tightening has improved the quality of our loan production, additional deterioration in the housing market could further increase our credit costs.

Notwithstanding the current tough market conditions, we are confident we will be able to navigate through the industry storms and expect to remain solidly profitable during this cyclical downturn in our business. We are also optimistic about the long term profit and growth prospects for both the mortgage industry and Indymac and are confident that our hybrid thrift/mortgage banking business model and related strategies, and our execution relative to our competitors, will position us favorably for when the markets do recover. However, given the significant current uncertainties in the housing and mortgage markets and, in particular, in the secondary market, we feel it is prudent to temporarily refrain from our normal practice of providing quantitative guidance.

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

Substantially all of our off-balance sheet arrangements relate to the securitization of mortgage loans. Our mortgage loan securitizations are normally structured as sales in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which involves the transfer of the mortgage loans to “qualifying special-purpose entities” that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. We also, generally, have the right to repurchase mortgage loans from the special-purpose entities if the remaining outstanding balance of the mortgage loans falls to a level where the cost of servicing the loans exceeds the revenues we earn.

In connection with our loan sales that are securitization transactions, there are $76.5 billion in loans owned by off-balance sheet trusts as of June 30, 2007. The trusts have issued bonds secured by these loans. We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts. Generally, neither the third-party investors nor the trusts have recourse to our assets or us, and they have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. We maintain secondary market reserves mostly for losses that could arise in connection with loans that we are required to repurchase from GSEs, whole loan sales and securitizations. For information on the sales proceeds and cash flows from our securitizations for 2007, see “Liquidity and Capital Resources — Principal Sources of Cash — Loan Sales and Securitizations.”

We often retain certain interests, which may include subordinated classes of securities, MSRs, AAA-rated and agency interest-only securities, prepayment penalty and residual securities in the securitization trust. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these assets that are included on our balance sheet. See discussions on MSRs and other retained assets under “Mortgage Servicing” and “Mortgage-Backed Securities” on page 19 and 23, respectively.

Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

AGGREGATE CONTRACTUAL OBLIGATIONS

Our material contractual obligations were summarized and included in our 2006 10-K. There have been no material changes outside the ordinary course of our business in the contractual obligations as specified in our 2006 10-K during the six months ended June 30, 2007.

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

REGULATORY UPDATE

The federal banking agencies published the final “Statement on Subprime Mortgage Lending” on June 29, 2007 to address certain risks and emerging issues relating to subprime mortgage lending practices. The statement specifies that an institution’s analysis of a borrower’s repayment capacity should include an evaluation of the borrower’s ability to repay the debt by its final maturity at the fully indexed rate, assuming a fully amortizing repayment schedule. In addition, stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. The statement also underscores that communications with consumers should provide clear and balanced information about the relative benefits and risks of the products. In anticipation of the final guidance, we had already begun reducing stated income subprime lending. Additionally, as subprime lending represents such a small percentage of our total mortgage loan production, such reduction would only reduce 1.3% of our total mortgage bank production.

OTHER CONSIDERATIONS

Under OTS regulations, limitations have been imposed on all capital distributions, including cash dividends. Indymac Bancorp, as the holding company for the Bank, is substantially dependent upon dividends from the Bank for cash used to pay dividends on common stock and other cash outflows. We are required to seek approval from the OTS in order to pay dividends from the Bank to the Parent Company. There is no assurance that the Bank will be able to pay such dividends in the future or that the OTS will continue to grant approvals. While the holding company maintains cash and an unsecured line of credit to manage its liquidity, a disruption in dividends from the Bank could cause the holding company to reduce or eliminate the dividends paid on common stock.

For holders of the Bank’s Series A preferred stock and Indymac Bancorp’s common stock, dividends we pay will be treated as dividends for U.S. federal income tax purposes only to the extent paid out of our current or accumulated “earnings and profits” as measured by federal and state tax law. Any dividend that we pay at a time when we do not have any current or accumulated earnings and profits will not be taxable as a dividend for U.S. federal income tax purposes, and instead will be treated first as a return of capital, reducing a holder’s basis in its stock to the extent of such basis, and thereafter as capital gain. Any dividends we pay that are not treated as dividends will not be eligible for the dividends-received deduction or the reduced rates of taxation available for certain holders subject to U.S. federal income tax.

APPENDIX A: ADDITIONAL QUANTITATIVE DISCLOSURES

We believe that the information provided in the body of this 10-Q provides a good overview of the Company’s business and its results for the second quarter of 2007. However, we are including the following tables for a more detailed analysis of our operations.

TABLE 1. PRODUCT PROFITABILITY ANALYSIS

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

The following tables summarize the profitability for each of the four product groups and the loan servicing operations for the periods indicated:

			Home
	Standard	Specialty	Loans &	Specialty
	Consumer	Consumer	Related	Commercial			Total
	Home Loans	Home Loans	Investments	Loans	Treasury	Overhead	Company
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$50,770	$42,077	$32,571	$20,134	$674	$3,018	$149,244
Provision for loan losses	—	(2,144)	(13,800)	(1,260)	—	—	(17,204)
Gain (loss) on sale of loans	53,633	23,304	23,870	223	—	—	101,030
Service fee income	—	15,302	69,750	—	—	566	85,618
Gain (loss) on sale of securities	—	(7,828)	(38,519)	—	—	—	(46,347)
Other income	6,953	11,239	2,926	1,972	236	2,087	25,413

Net revenue (expense)	111,356	81,950	76,798	21,069	910	5,671	297,754
Variable expenses	66,333	36,220	8,240	3,730	—	—	114,523
Deferral of expenses under SFAS 91	(41,824)	(13,679)	(3,384)	(2,370)	—	—	(61,257)
Fixed expenses	58,009	25,856	18,218	7,522	3,260	58,324	171,189

Pre-tax income (loss)	28,838	33,553	53,724	12,187	(2,350)	(52,653)	73,299

Net income (loss)	$17,563	$20,189	$32,718	$7,422	$(1,431)	$(31,822)	$44,639

Balance Sheet Data
Average interest-earning assets	$12,155,773	$5,470,428	$11,437,931	$1,770,540	$—	$420,356	$31,255,028
Allocated capital	$561,585	$428,577	$751,503	$154,860	$—	$181,049	$2,077,574
Performance Ratios
ROE	13%	19%	17%	19%	N/A	N/A	9%
Net interest margin	1.68%	3.09%	1.14%	4.56%	N/A	N/A	1.92%
MBR margin	0.68%	1.61%	1.40%	N/A	N/A	N/A	0.80%
Efficiency ratio	74%	58%	25%	40%	N/A	N/A	71%
Operating Data
Loan production	$17,390,934	$3,683,613	$1,356,395	$592,198	$—	$—	$23,023,140
Loans sold	$16,284,021	$2,201,062	$1,708,494	$—	$—	$—	$20,193,577
Three Months Ended June 30, 2006
Operating Results
Net interest income	$28,022	$36,296	$45,043	$20,134	$(859)	$1,518	$130,154
Provision for loan losses	—	(930)	(975)	(325)	—	—	(2,230)
Gain (loss) on sale of loans	157,203	38,222	6,234	—	—	—	201,659
Service fee income	—	6,238	20,521	—	—	488	27,247
Gain (loss) on sale of securities	—	(4,375)	12,633	—	—	—	8,258
Other income	—	7,818	1,662	1,553	180	789	12,002

Net revenue (expense)	185,225	83,269	85,118	21,362	(679)	2,795	377,090
Variable expenses	59,169	45,586	2,274	3,392	—	—	110,421
Deferral of expenses under SFAS 91	(43,663)	(19,391)	(1,081)	(2,040)	—	—	(66,175)
Fixed expenses	48,459	23,885	11,816	4,846	2,098	69,121	160,225

Pre-tax income (loss)	121,260	33,189	72,109	15,164	(2,777)	(66,326)	172,619

Net income (loss)	$73,847	$20,048	$43,914	$9,235	$(1,691)	$(40,695)	$104,658

Balance Sheet Data
Average interest-earning assets	$7,763,901	$5,324,900	$9,351,463	$1,423,150	$—	$817,163	$24,680,577
Allocated capital	$389,127	$355,963	$616,829	$137,241	$—	$243,077	$1,742,237
Performance Ratios
ROE	76%	23%	29%	27%	N/A	N/A	24%
Net interest margin	1.45%	2.73%	1.93%	5.67%	N/A	N/A	2.12%
MBR margin	1.20%	1.36%	1.42%	N/A	N/A	N/A	1.23%
Efficiency ratio	35%	59%	15%	29%	N/A	N/A	54%
Operating Data
Loan production	$14,968,754	$4,628,706	$412,416	$580,706	$—	$—	$20,590,582
Loans sold	$15,412,389	$3,562,599	$440,176	$—	$—	$—	$19,415,164

The following tables provide details on the profitability for the standard consumer home loans held for sale for the periods indicated:

	Standard Consumer Home Loans Held for Sale
	Prime	Subprime	Total
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$49,119	$1,651	$50,770
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	50,662	2,971	53,633
Service fee income	—	—	—
Gain (loss) on sale of securities	—	—	—
Other income	6,665	288	6,953

Net revenues (expense)	106,446	4,910	111,356
Variable expenses	60,402	5,931	66,333
Deferral of expenses under SFAS 91	(38,084)	(3,740)	(41,824)
Fixed expenses	53,135	4,874	58,009

Pre-tax income (loss)	30,993	(2,155)	28,838

Net income (loss)	$18,875	$(1,312)	$17,563

Balance Sheet Data
Average interest-earning assets	$11,975,871	$179,902	$12,155,773
Allocated capital	$550,682	$10,903	$561,585
Performance Ratios
ROE	14%	(48)%	13%
Net interest margin	1.65%	3.68%	1.68%
MBR margin	0.69%	0.62%	0.68%
Efficiency ratio	71%	144%	74%
Operating Data
Loan production	$16,669,901	$721,033	$17,390,934
Loans sold	$15,488,147	$795,874	$16,284,021
Three Months Ended June 30, 2006
Operating Results
Net interest income	$22,051	$5,971	$28,022
Provision for loan losses	—	—	—
Gain (loss) on sale of loans	150,974	6,229	157,203
Service fee income	—	—	—
Gain (loss) on sale of securities	—	—	—
Other income	—	—	—

Net revenues (expense)	173,025	12,200	185,225
Variable expenses	52,590	6,579	59,169
Deferral of expenses under SFAS 91	(38,802)	(4,861)	(43,663)
Fixed expenses	44,178	4,281	48,459

Pre-tax income (loss)	115,059	6,201	121,260

Net income (loss)	$70,071	$3,776	$73,847

Balance Sheet Data
Average interest-earning assets	$6,794,839	$969,062	$7,763,901
Allocated capital	$328,268	$60,859	$389,127
Performance Ratios
ROE	86%	25%	76%
Net interest margin	1.30%	2.47%	1.45%
MBR margin	1.16%	2.36%	1.20%
Efficiency ratio	34%	49%	35%
Operating Data
Loan production	$14,490,204	$478,550	$14,968,754
Loans sold	$14,896,035	$516,354	$15,412,389

The following tables provide details on the profitability for the specialty consumer home loans held for sale and/or investment for the periods indicated:

	Specialty Consumer Home Loans Held for Sale and/or Investment
	HELOCs/	Reverse
	Seconds	Mortgages	CTP/Lot	Discontinued	Total
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$21,287	$4,354	$15,978	$458	$42,077
Provision for loan losses	(490)	—	(1,529)	(125)	(2,144)
Gain (loss) on sale of loans	(35,382)	45,216	13,470	—	23,304
Service fee income	4,487	10,815	—	—	15,302
Gain (loss) on sale of securities	(7,369)	—	(459)	—	(7,828)
Other income	3,602	130	7,507	—	11,239

Net revenues (expense)	(13,865)	60,515	34,967	333	81,950
Variable expenses	6,202	21,685	8,333	—	36,220
Deferral of expenses under SFAS 91	(3,870)	(7,356)	(2,453)	—	(13,679)
Fixed expenses	3,423	14,895	7,353	185	25,856

Pre-tax income (loss)	(19,620)	31,291	21,734	148	33,553

Net income (loss)	$(11,949)	$18,812	$13,236	$90	$20,189

Balance Sheet Data
Average interest-earning assets	$2,019,036	$839,992	$2,578,856	$32,544	$5,470,428
Allocated capital	$254,841	$51,328	$119,472	$2,936	$428,577
Performance Ratios
ROE	(19)%	147%	44%	12%	19%
Net interest margin	4.23%	2.08%	2.49%	5.64%	3.09%
MBR margin	(12.51)%	3.64%	2.18%	N/A	1.61%
Efficiency ratio	(43)%	48%	36%	40%	58%
Operating Data
Loan production	$875,826	$1,257,652	$1,550,135	$—	$3,683,613
Loans sold	$220,392	$1,361,803	$618,867	$—	$2,201,062
Three Months Ended June 30, 2006
Operating Results
Net interest income	$21,410	$1,589	$12,714	$583	$36,296
Provision for loan losses	—	—	(550)	(380)	(930)
Gain (loss) on sale of loans	(5,228)	38,171	5,290	(11)	38,222
Service fee income	1,588	4,650	—	—	6,238
Gain (loss) on sale of securities	(4,839)	—	464	—	(4,375)
Other income	2,262	366	5,190	—	7,818

Net revenues (expense)	15,193	44,776	23,108	192	83,269
Variable expenses	14,403	20,948	10,235	—	45,586
Deferral of expenses under SFAS 91	(8,710)	(8,449)	(2,232)	—	(19,391)
Fixed expenses	3,020	13,716	7,055	94	23,885

Pre-tax income (loss)	6,480	18,561	8,050	98	33,189

Net income (loss)	$3,946	$11,140	$4,902	$60	$20,048

Balance Sheet Data
Average interest-earning assets	$2,642,792	$422,961	$2,217,589	$41,558	$5,324,900
Allocated capital	$229,181	$26,318	$96,751	$3,713	$355,963
Performance Ratios
ROE	7%	170%	20%	6%	23%
Net interest margin	3.25%	1.51%	2.30%	5.63%	2.73%
MBR margin	0.20%	3.31%	0.81%	N/A	1.36%
Efficiency ratio	57%	59%	64%	16%	59%
Operating Data
Loan production	$1,860,406	$1,336,561	$1,431,739	$—	$4,628,706
Loans sold	$1,710,940	$1,200,841	$650,818	$—	$3,562,599

The following tables provide details on the profitability for the home loans and related investments and the loan servicing operations for the periods indicated:

	Home Loans and Related Investments
	Retained Servicing		SFR Loans
	and Retention		Held for
	Activities	MBS	Investment	Total
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$3,932	$16,319	$12,320	$32,571
Provision for loan losses	—	—	(13,800)	(13,800)
Gain (loss) on sale of loans	20,449	—	3,421	23,870
Service fee income	69,750	—	—	69,750
Gain (loss) on sale of securities	(26,769)	(11,750)	—	(38,519)
Other income	2,466	—	460	2,926

Net revenues (expense)	69,828	4,569	2,401	76,798
Variable expenses	8,240	—	—	8,240
Deferral of expenses under SFAS 91	(3,384)	—	—	(3,384)
Fixed expenses	14,458	984	2,776	18,218

Pre-tax income (loss)	50,514	3,585	(375)	53,724

Net income (loss)	$30,763	$2,183	$(228)	$32,718

Balance Sheet Data
Average interest-earning assets	$1,095,499	$4,518,167	$5,824,265	$11,437,931
Allocated capital	$339,418	$193,555	$218,530	$751,503
Performance Ratios
ROE	36%	5%	—	17%
Net interest margin	1.44%	1.45%	0.85%	1.14%
MBR margin	1.65%	N/A	N/A	1.40%
Efficiency ratio	28%	22%	17%	25%
Operating Data
Loan production	$1,356,395	$—	$—	$1,356,395
Loans sold	$1,241,952	$—	$466,542	$1,708,494
Three Months Ended June 30, 2006
Operating Results
Net interest income	$15,327	$9,238	$20,478	$45,043
Provision for loan losses	—	—	(975)	(975)
Gain (loss) on sale of loans	5,591	(122)	765	6,234
Service fee income	20,521	—	—	20,521
Gain (loss) on sale of securities	12,561	72	—	12,633
Other income	1,222	11	429	1,662

Net revenues (expense)	55,222	9,199	20,697	85,118
Variable expenses	2,274	—	—	2,274
Deferral of expenses under SFAS 91	(1,081)	—	—	(1,081)
Fixed expenses	10,474	286	1,056	11,816

Pre-tax income (loss)	43,555	8,913	19,641	72,109

Net income (loss)	$26,525	$5,428	$11,961	$43,914

Balance Sheet Data
Average interest-earning assets	$790,692	$3,027,166	$5,533,605	$9,351,463
Allocated capital	$338,548	$55,974	$222,307	$616,829
Performance Ratios
ROE	31%	39%	22%	29%
Net interest margin	7.78%	1.22%	1.48%	1.93%
MBR margin	1.28%	N/A	N/A	1.42%
Efficiency ratio	21%	3%	5%	15%
Operating Data
Loan production	$412,416	$—	$—	$412,416
Loans sold	$437,331	$—	$2,845	$440,176

The following table provides details on the profitability for the specialty commercial loans held for investment for the periods indicated:

	Specialty Commercial Loans Held for Sale and/or Investment
			Warehouse	Commercial
	Single Spec	Subdivision	Lending	Lending	Total
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$2,852	$15,470	$1,778	$34	$20,134
Provision for loan losses	(164)	(1,000)	(96)	—	(1,260)
Gain (loss) on sale of loans	—	—	—	223	223
Service fee income	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—
Other income	857	314	775	26	1,972

Net revenues (expense)	3,545	14,784	2,457	283	21,069
Variable expenses	859	2,645	—	226	3,730
Deferral of expenses under SFAS 91	(118)	(2,148)	—	(104)	(2,370)
Fixed expenses	666	3,862	1,104	1,890	7,522

Pretax income (loss)	2,138	10,425	1,353	(1,729)	12,187

Net income (loss)	$1,302	$6,349	$824	$(1,053)	$7,422

Balance Sheet Data
Average interest-earning assets	$216,142	$1,241,967	$298,703	$13,728	$1,770,540
Allocated capital	$19,250	$110,709	$24,296	$605	$154,860
Performance Ratios
ROE	27%	23%	14%	N/A	19%
Net interest margin	5.29%	5.00%	2.39%	N/A	4.56%
Efficiency ratio	38%	28%	43%	N/A	40%
Operating Data
Loan production	$74,433	$472,978	$—	$44,787	$592,198
Loans sold	$—	$—	$—	$—	$—
Three Months Ended June 30, 2006
Operating Results
Net interest income	$3,597	$15,809	$728	$—	$20,134
Provision for loan losses	(75)	(250)	—	—	(325)
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	—	—
Gain (loss) on sale of securities	—	—	—	—	—
Other income	744	376	433	—	1,553

Net revenues (expense)	4,266	15,935	1,161	—	21,362
Variable expenses	688	2,704	—	—	3,392
Deferral of expenses under SFAS 91	(77)	(1,963)	—	—	(2,040)
Fixed expenses	435	3,289	1,122	—	4,846

Pretax income (loss)	3,220	11,905	39	—	15,164

Net income (loss)	$1,961	$7,250	$24	$—	$9,235

Balance Sheet Data
Average interest-earning assets	$250,906	$1,077,306	$94,938	$—	$1,423,150
Allocated capital	$22,545	$105,365	$9,331	$—	$137,241
Performance Ratios
ROE	35%	28%	N/A	N/A	27%
Net interest margin	5.75%	5.89%	N/A	N/A	5.67%
Efficiency ratio	24%	25%	N/A	N/A	29%
Operating Data
Loan production	$49,711	$530,995	$—	$—	$580,706
Loans sold	$—	$—	$—	$—	$—

The following table provides details on the overhead costs for the periods indicated:

		Mortgage
	Servicing	Banking	Deposit	Corporate(1)	Total Overhead
	(Dollars in thousands)

Three Months Ended June 30, 2007
Operating Results
Net interest income	$72	$247	$6,145	$(3,446)	$3,018
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	566	566
Gain (loss) on sale of securities	—	—	—	—	—
Other income	864	77	1,104	42	2,087

Net revenues (expense)	936	324	7,249	(2,838)	5,671
Variable expenses	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	6,557	11,263	12,752	27,752	58,324

Pretax income (loss)	(5,621)	(10,939)	(5,503)	(30,590)	(52,653)

Net income (loss)	$(3,423)	$(6,662)	$(3,351)	$(18,386)	$(31,822)

Balance Sheet Data
Average interest-earning assets	$—	$2,470	$173	$417,713	$420,356
Allocated capital	$(587)	$16,783	$1,984	$162,869	$181,049
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—
Three Months Ended June 30, 2006
Operating Results
Net interest income	$(40)	$508	$3,313	$(2,263)	$1,518
Provision for loan losses	—	—	—	—	—
Gain (loss) on sale of loans	—	—	—	—	—
Service fee income	—	—	—	488	488
Gain (loss) on sale of securities	—	—	—	—	—
Other income	831	(106)	883	(819)	789

Net revenues (expense)	791	402	4,196	(2,594)	2,795
Variable expenses	—	—	—	—	—
Deferral of expenses under SFAS 91	—	—	—	—	—
Fixed expenses	4,745	10,568	9,574	44,234	69,121

Pretax income (loss)	(3,954)	(10,166)	(5,378)	(46,828)	(66,326)

Net income (loss)	$(2,408)	$(6,191)	$(3,275)	$(28,821)	$(40,695)

Balance Sheet Data
Average interest-earning assets	$—	$3,291	$176	$813,696	$817,163
Allocated capital	$13	$10,917	$2,154	$229,993	$243,077
Performance Ratios
ROE	N/A	N/A	N/A	N/A	N/A
Net interest margin	N/A	N/A	N/A	N/A	N/A
Efficiency ratio	N/A	N/A	N/A	N/A	N/A
Operating Data
Loan production	$—	$—	$—	$—	$—
Loans sold	$—	$—	$—	$—	$—

(1)	Corporate overhead under the product profitability analysis is different from the corporate overhead under the business segment results as certain elimination items are included here.

TABLE 2. S&P LIFETIME LOSS ESTIMATES

One method we use to evaluate the credit quality of our production is S&P Levels model. We believe this model provides another objective, third-party method to evaluate our production. The Levels model is the oldest licensed mortgage loss model in the industry, developed and tested over various economic cycles, and one of only two models accepted by the industry for evaluating securitizations.

The following summarizes the estimated lifetime losses for mortgage production using the S&P Levels model for the periods indicated:

	Three Months Ended
	June 30, 2007	June 30, 2006	March 31, 2007
	(Dollars in millions)

Total S&P average lifetime loss estimates	0.63%	0.84%	0.85%
Total S&P evaluated production	$19,287	$15,839	$21,803

(1)	While our production is evaluated using the S&P Levels model, the data are not audited or endorsed by S&P. S&P evaluated production excludes second liens, HELOC, reverse mortgages, and construction loans.

Total estimated average lifetime loss rate for the second quarter of 2007 decreased 21 basis points and 22 basis points to 0.63% from 0.84% for the second quarter of 2006 and 0.85% for the first quarter of 2007. The year-over-year decrease was due to us substantially eliminating higher LTV subprime loans and 80/20 piggyback loans from our product offerings through recent guideline cutbacks. Loss rates for other production remained roughly the same year-over-year. The loss estimates are shown to describe the relative level of credit risk in our loan production at time of origination. Because we routinely sell the vast majority of loans produced, these estimates do not reflect the amount of credit risk retained by us.

TABLE 3. PRODUCTION BY PRODUCT — FICO AND CLTV

The following table shows the average FICO and CLTV by portfolio for loans originated during the periods indicated:

	Three Months Ended
	June 30, 2007			June 30, 2006			March 31, 2007
(Dollars in millions)	Production	FICO	CLTV	Production	FICO	CLTV	Production	FICO	CLTV

Total production	$23,023	N/A	N/A	$20,591	N/A	N/A	$25,930	N/A	N/A
Less:
Home equity line of credit(1)/Seconds	876	724	85%	1,860	716	86%	1,703	706	91%
Reverse mortgages	1,258	N/A	57%	1,337	N/A	53%	1,221	N/A	54%
Consumer construction(1)	1,084	724	74%	1,024	724	77%	842	722	76%
Commercial real estate	45	N/A	67%	—	N/A	—	1	N/A	45%
Builder construction commitments(1)	473	N/A	70%	531	N/A	82%	360	N/A	75%

Total S&P evaluated production	$19,287	705	78%	$15,839	702	80%	$21,803	704	80%

(1)	Amounts represent total commitments.

TABLE 4. SFR MORTGAGE PRODUCTION AND PIPELINE BY PURPOSE

	As of and for the Three Months Ended
	June 30,	June 30,	Percent	March 31,	Percent
	2007	2006	Change	2007	Change
	(Dollars in millions)

Production and Pipeline by Purpose:
SFR mortgage loan production:
Purchase transactions	$7,285	$8,284	(12)%	$9,274	(21)%
Cash-out refinance transactions	10,577	9,373	13%	11,226	(6)%
Rate/term refinance transactions	4,643	2,403	93%	5,069	(8)%

Total single-family mortgage production	$22,505	$20,060	12%	$25,569	(12)%

% purchase and cash-out refinance transactions	79%	88%		80%
Mortgage industry market share	3.07%	2.67%	15%	3.90%	(21)%
Mortgage pipeline:
Purchase transactions	$5,003	$4,459	12%	$5,278	(5)%
Cash-out refinance transactions	4,848	4,062	19%	5,054	(4)%
Rate/term refinance transactions	2,979	1,492	100%	2,512	19%

Total specific rate locks	12,830	10,013	28%	12,844	0%
Non-specific rate locks on bulk purchases	546	2,514	(78)%	3,268	(83)%

Total pipeline at period end(1)	$13,376	$12,527	7%	$16,112	(17)%

(1)	Total pipeline of loans in process includes rate lock commitments we have provided on loans that are specifically identified or non-specific bulk packages, and loan applications we have received for which the borrower has not yet locked in the interest rate commitment. Non-specific bulk packages represent pools of loans we have committed to purchase, where the pool characteristics are specified but the actual loans are not.

TABLE 5. SFR MORTGAGE PRODUCTION BY AMORTIZATION TYPE

	Three Months Ended
	June 30,	June 30,	March 31,
	2007	2006	2007

SFR Mortgage Production by Amortization Type:
Fixed-rate mortgages	24%	20%	25%
Intermediate term fixed-rate loans	7%	7%	7%
Interest-only loans	47%	37%	47%
Pay option ARMs	11%	21%	11%
Other ARMs	11%	15%	10%

	100%	100%	100%

TABLE 6. SFR MORTGAGE PRODUCTION BY GEOGRAPHIC DISTRIBUTION

	Three Months Ended
	June 30,	June 30,	March 31,
	2007	2006	2007

Geographic distribution:
California	45%	44%	45%
Florida	8%	9%	8%
New York	7%	6%	6%
New Jersey	4%	4%	4%
Arizona	3%	3%	3%
Other	33%	34%	34%

Total	100%	100%	100%

TABLE 7. MBR MARGIN

The following table shows a reconciliation of gross MBR margin to net MBR margin in basis points for the periods indicated:

								Production
						Secondary	Total	Credit	Net MBR
				MBR	Net HFS	Market	Production	Costs/MBR	After	FAS 91
		Gross	Pipeline	After	Credit	Reserve	Credit	After	Production	Deferred	Net MBR
(In Basis Points Unless Otherwise Noted)	Loans Sold	MBR	Hedging	Hedging(a)	Losses	Accrual	Costs(b)	Hedging (b/a)	Credit Costs	Cost	Reported
Quarter ended	(In millions)

June 30, 2007	20,194	91	40	131	(18)	(12)	(30)	23%	101	(21)	80
June 30, 2006	19,415	196	(29)	167	(13)	(6)	(19)	12%	148	(25)	123
March 31, 2007	24,537	112	(1)	111	(10)	(13)	(23)	21%	88	(20)	68

TABLE 8. SERVICING FEE INCOME

The components of service fee income for the Company are as follows:

	Three Months Ended
	June 30,	BPS	June 30,	BPS	March 31,	BPS
	2007	UPB	2006	UPB	2007	UPB
	(Dollars in thousands)

Service fee income:
Gross service fee income	$182,175	45	$117,787	45	$164,875	45
Change in value due to portfolio run-off	(106,003)	(26)	(88,261)	(34)	(117,781)	(32)

Service fee income, net of change in value due to portfolio run-off	76,172	19	29,526	11	47,094	13
Change in value due to application of external benchmarking policies	3,920	1	(12,289)	(5)	—	—
Valuation adjustment due to market changes	218,739	54	76,670	30	30,840	8
Loss on financial instruments used to hedge MSRs	(213,213)	(53)	(66,660)	(26)	(28,747)	(8)

Total service fee income	$85,618	21	$27,247	10	$49,187	13

	Six Months Ended
	June 30,	BPS	June 30,	BPS
	2007	UPB	2006	UPB
	(Dollars in thousands)

Service fee income:
Gross service fee income	$347,050	45	$215,980	45
Change in value due to portfolio run-off	(223,784)	(29)	(156,419)	(33)

Service fee income, net of change in value due to portfolio run-off	123,266	16	59,561	12
Change in value due to application of external benchmarking policies	3,920	1	(15,860)	(3)
Valuation adjustment due to market changes	249,579	32	160,724	33
Loss on financial instruments used to hedge MSRs	(241,960)	(31)	(146,289)	(30)

Total service fee income	$134,805	18	$58,136	12

TABLE 9. MORTGAGE SERVICING RIGHTS ROLLFORWARD

The following table provides additional information on our activities in MSRs:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$2,052,822	$1,354,433	$1,822,455	$1,822,455	$1,094,490
Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	17,561
Net additions from loan sale or securitization	272,260	268,515	319,663	591,923	498,572
Purchase or assumption	2,268	27	—	2,268	27
Transfers to AAA-rated and agency interest-only and residual securities	(56,040)	—	—	(56,040)	—
Transfers due to clean-up calls and other	(889)	(274)	(2,355)	(3,244)	(274)
Change in fair value due to run-off	(106,003)	(88,261)	(117,781)	(223,784)	(156,419)
Change in fair value due to market changes	218,739	76,670	30,840	249,579	160,724
Change in fair value due to application of external benchmarking policies	3,920	(12,289)	—	3,920	(15,860)

Balance at end of period	$2,387,077	$1,598,821	$2,052,822	$2,387,077	$1,598,821

MSRs as basis points of unpaid principal balance	142	145	131	142	145

TABLE 10. GAIN (LOSS) ON MORTGAGE-BACKED SECURITIES

The components of the Company’s gain (loss) on mortgage-backed securities are as follows:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in thousands)

Net (loss) gain on securities:
Realized loss on available for sale securities	$—	$—	$(486)	$(486)	$—
Impairments on available for sale securities	—	(1,501)	(2,057)	(2,057)	(1,936)
Unrealized (loss) gain on prepayment penalty securities	(21,658)	10,909	(2,204)	(23,862)	4,657
Unrealized gain on late fee securities	582	—	—	582	—
Unrealized (loss) gain on AAA-rated and agency interest-only and residual securities	(1,584)	5,566	(1,145)	(2,729)	11,850
Net (loss) gain on trading securities and other instruments used to hedge AAA-rated and agency interest-only and residual securities	(23,687)	(6,716)	545	(23,142)	(8,928)

Total (loss) gain on securities, net	$(46,347)	$8,258	$(5,347)	$(51,693)	$5,643

Loss on securities reached $46.3 million for the second quarter of 2007. This is primarily the result of a slower prepayment rate during the period affecting the value of prepayment penalty securities and higher expected credit losses affecting the value of non-investment grade and residual securities.

TABLE 11. UNREALIZED GAINS AND LOSSES OF SECURITIES AVAILABLE FOR SALE

The following table summarizes the unrealized gains and losses of securities available for sale as of dates indicated:

	June 30,	June 30,	March 31,
	2007	2006	2007
	(Dollars in thousands)

Amortized cost	$4,564,495	$4,363,388	$4,643,722
Gross unrealized holding gains	3,984	2,685	18,326
Gross unrealized holding losses	(68,572)	(84,584)	(39,883)

Estimated fair value	$4,499,907	$4,281,489	$4,622,165

The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	As of June 30, 2007
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(Dollars in thousands)

Securities — available for sale:
AAA-rated non-agency securities	$(12,904)	$1,941,701	$(47,430)	$1,390,385	$(60,334)	$3,332,086
AAA-rated agency securities	(1,160)	23,644	(348)	14,606	(1,508)	38,250
Other investment grade securities	(3,947)	245,763	(959)	27,763	(4,906)	273,526
Residual securities	(1,824)	9,172	—	—	(1,824)	9,172

Total securities — available for sale	$(19,835)	$2,220,280	$(48,737)	$1,432,754	$(68,572)	$3,653,034

As of June 30, 2007, the available for sale securities that have been in unrealized loss position for 12 months or more are primarily related to AAA-rated securities issued by private institutions. These unrealized losses are primarily attributable to changes in interest rates. Because the Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

TABLE 12. OTHER INVESTMENT GRADE AND NON-INVESTMENT GRADE MORTGAGE-BACKED SECURITIES

The fair values of other investment grade and non-investment grade mortgage-backed securities by credit ratings follows:

					December 31,
	June 30, 2007				2006
	Current	Net Discount
	Face	to Face	Amortized
	Value	Value	Cost	Fair Value	Fair Value
	(Dollars in thousands)

Other investment grade mortgage-backed securities:
AA+	$7,445	$(63)	$7,382	$7,402	$7,513
AA	277,020	(3,053)	273,967	271,638	86,311
AA−	13,977	(337)	13,640	13,674	14,138
A+	4,000	(8)	3,992	4,000	—
A	113,951	(5,171)	108,780	108,084	2,160
A−	13,650	(28)	13,622	13,769	—
BBB+	1,810	(156)	1,654	1,654	—
BBB	87,005	(10,496)	76,509	75,848	20,734
BBB−	77,368	(6,678)	70,690	70,516	58,397

Total other investment grade mortgage-backed securities	$596,226	$(25,990)	$570,236	$566,585	$189,253

Non-investment grade mortgage-backed securities:
BB+	$41,168	$(9,131)	$32,037	$32,037	$7,299
BB	140,437	(33,329)	107,108	107,528	49,856
BB−	27,016	(2,980)	24,036	24,036	21,170
B	47,297	(33,221)	14,076	14,644	1,442
CCC+	1,851	(1,430)	421	421	—
CCC	4,852	(3,860)	991	991	—
C	579	(554)	25	25	—
Other	34,266	(30,832)	3,434	3,641	407

Total other non-investment grade mortgage-backed securities	$297,466	$(115,337)	$182,128	$183,323	$80,174

At June 30, 2007, other investment grade and non-investment grade mortgage-backed securities totaled $749.9 million, of which 84% were collateralized by prime loans and 16% were collateralized by subprime loans.

TABLE 13. OTHER RETAINED ASSETS

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

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in thousands)

AAA-rated and agency interest-only and other investment grade securities:
Beginning balance	$375,434	$230,315	$262,823	$262,823	$170,851
Retained investments from securitizations	233,375	25,808	59,190	292,565	45,805
Purchases	60,048	23,974	58,799	118,847	64,997
Transfer from MSRs	56,040	—	—	56,040	—
Transfer to non-investment-grade securities	(4,163)	—	(1,439)	(5,602)	—
Impairments	—	—	(182)	(182)	(183)
Sales	(16,644)	(22,939)	—	(16,644)	(22,939)
Clean-up calls exercised	—	(107)	—	—	(107)
Cash received, net of accretion	(6,097)	(8,541)	(7,072)	(13,169)	(15,571)
Valuation gains before hedges	4,859	3,808	3,315	8,174	9,465

Ending balance	$702,852	$252,318	$375,434	$702,852	$252,318

Principal-only securities:
Beginning balance	$55,977	$12,820	$38,478	$38,478	$9,483
Retained investments from securitizations	1,118	3,445	2,637	3,755	7,669
Purchases	17,733	121,281	14,925	32,658	121,281
Cash received, net of accretion	(785)	(1,981)	(364)	(1,149)	(1,974)
Valuation (losses) gains before hedges	(4,916)	(5,614)	301	(4,615)	(6,508)

Ending balance	$69,127	$129,951	$55,977	$69,127	$129,951

Prepayment penalty securities:
Beginning balance	$93,106	$66,949	$97,576	$97,576	$75,741
Retained investments from securitizations	9,883	13,466	8,105	17,988	22,057
Transfer from MSRs/residual securities	1,076	—	163	1,239	—
Cash received, net of accretion	(6,677)	(11,288)	(10,534)	(17,211)	(22,419)
Valuation (losses) gains before hedges	(21,658)	10,909	(2,204)	(23,862)	4,657

Ending balance	$75,730	$80,036	$93,106	$75,730	$80,036

Late fee securities:
Beginning balance	$—	$—	$—	$—	$—
Retained investments from securitizations	12,175	—	—	12,175	—
Transfer from MSRs	135	—	—	135	—
Cash received, net of accretion	(9)	—	—	(9)	—
Valuation gains before hedges	582	—	—	582	—

Ending balance	$12,883	$—	$—	$12,883	$—

Non-Investment-grade securities:
Beginning balance	$110,204	$66,339	$80,173	$80,173	$57,712
Retained investments from securitizations	65,908	22,232	25,911	91,819	30,881
Purchases	9,758	—	1,827	11,585	—
Transfer from investment-grade securities	4,163	—	1,439	5,602	—
Impairments	—	(202)	(103)	(103)	(454)
Cash received, net of accretion	(969)	(111)	843	(126)	96
Valuation (losses) gain before hedges	(5,741)	(213)	114	(5,627)	(190)

Ending balance	$183,323	$88,045	$110,204	$183,323	$88,045

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2007	2006	2007	2007	2006
	(Dollars in thousands)

Residual securities(1):
Beginning balance	$270,831	$205,128	$250,573	$250,573	$167,771
Retained investments from securitizations, net(2)	13,397	43,933	23,707	37,104	85,809
Transfer to prepayment penalty securities	(1,076)	—	—	(1,076)	—
Transfer due to clean-up calls and other	—	—	(5,615)	(5,615)	—
Impairments	—	(1,300)	(1,770)	(1,770)	(1,300)
Clean-up calls exercised	(2,106)	—	—	(2,106)	—
Cash received, net of accretion	(7,565)	(3,255)	6,864	(701)	(9,304)
Valuation losses before hedges	(13,609)	(3,984)	(2,928)	(16,537)	(2,454)

Ending balance	$259,872	$240,522	$270,831	$259,872	$240,522

(1)	Included in the residual securities balance at June 30, 2007 were $9.2 million of HELOC residuals retained from two separate guaranteed mortgage securitization transactions. There was no gain on sale of loans recognized in connection with these transactions.

(2)	Amounts retained consist of 82% in subprime loans and 18% in HELOCs for the three months ended June 30, 2007.

TABLE 14. VALUATION OF MSRs, INTEREST-ONLY, PREPAYMENT PENALTY, AND RESIDUAL SECURITIES

MSRs, AAA-rated and agency interest-only securities, prepayment penalty securities, and residual securities are recorded at fair market value. Prior to January 1, 2006, MSRs were subject to the lower of cost or market limitations. Relevant information and assumptions used to value these securities at as of dates indicated follows:

	Actual						Valuation Assumptions
			Gross Wtd.	Servicing	3-Month	Weighted	Lifetime	3-Month		Remaining
	Book	Collateral	Average	Fee/Interest	Prepayment	Average	Prepayment	Prepayment	Discount	Cumulative
	Value	Balance	Coupon	Strip	Speeds	Multiple	Speeds	Speeds	Yield	Loss Rate(1)
	(Dollars in thousands)

June 30, 2007
MSRs	$2,387,077	$167,710,148	7.06%	0.35%	17.7%	4.12	20.6%	19.1%	8.7%	N/A

AAA-rated interest-only securities	$136,267	$5,860,016	6.57%	0.74%	17.5%	3.14	19.6%	18.5%	12.7%	N/A

Prepayment penalty securities	$75,730	$20,181,683	7.36%	N/A	14.9%	N/A	23.4%	23.2%	17.3%	N/A

Lot loan residual securities	67,398	$2,021,954	9.64%	4.14%	36.7%	0.81	41.3%	39.7%	23.4%	0.73%
HELOC residual securities	90,150	$2,898,580	9.58%	2.64%	38.0%	1.18	43.3%	43.3%	20.8%	1.85%
Closed-end seconds residual securities	28,303	$2,260,980	10.56%	4.78%	14.7%	0.26	20.3%	23.8%	23.7%	9.86%
Subprime residual securities	74,021	$5,570,118	8.17%	1.91%	25.1%	0.69	29.9%	24.5%	22.3%	6.31%

Total non-investment grade residual securities	$259,872

June 30, 2006
MSRs	$1,598,821	$109,988,858	6.70%	0.37%	18.5%	3.98	22.1%	20.5%	10.2%	N/A

AAA-rated interest-only securities	$64,373	$4,512,539	6.61%	0.41%	12.6%	3.47	13.5%	16.4%	15.0%	N/A

Prepayment penalty securities	$80,036	$16,388,466	6.79%	N/A	22.9%	N/A	21.1%	19.3%	27.9%	N/A

Lot loan residual securities	58,779	$2,266,191	8.46%	2.82%	34.0%	0.92	40.0%	38.2%	22.7%	0.53%
HELOC residual securities	87,434	$2,299,992	9.02%	3.01%	48.9%	1.26	49.7%	48.2%	19.4%	0.69%
Closed-end seconds residual securities	13,030	$672,065	10.17%	4.22%	N/A	0.46	35.0%	19.9%	25.3%	6.90%
Subprime residual securities	81,279	$5,987,129	7.67%	1.44%	28.5%	0.94	38.4%	32.4%	25.0%	4.77%

Total non-investment grade residual securities	$240,522

March 31, 2007
MSRs	$2,052,822	$156,144,082	7.09%	0.36%	18.4%	3.63	26.3%	25.2%	8.1%	N/A

AAA-rated interest-only securities	$74,720	$6,152,269	6.63%	0.50%	21.1%	2.43	21.6%	21.2%	12.5%	N/A

Prepayment penalty securities	$93,106	$20,887,449	7.54%	N/A	16.3%	N/A	27.7%	21.1%	23.1%	N/A

Lot loan residual securities	65,186	$2,201,884	9.34%	3.74%	30.8%	0.79	40.3%	37.8%	23.4%	0.66%
HELOC residual securities	107,985	$3,377,932	9.41%	3.28%	38.5%	0.97	47.3%	45.7%	20.3%	1.54%
Closed-end seconds residual securities	21,001	$2,358,518	10.51%	4.43%	15.3%	0.20	37.7%	26.0%	23.7%	8.13%
Subprime residual securities	76,659	$5,707,589	7.96%	1.41%	29.1%	0.95	32.1%	25.9%	22.2%	6.25%

Total non-investment grade residual securities	$270,831

(1)	As a percentage of the original pool balance, the actual cumulative loss rate to date totaled 0.79%, 0.93% and 0.62% for HELOC, closed-end seconds and subprime loans, respectively, at June 30, 2007. Loss incurred on lot loans as of June 30, 2007 was less than 0.003%.

The lifetime prepayment speeds represent the annual constant prepayment rate (“CPR”) estimated for the remaining life of the collateral supporting the asset. The prepayment rates are projected using a prepayment model developed by a third-party vendor and calibrated for our collateral. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the market forward LIBOR/swap curve, as well as collateral specific current coupon information.

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

The prepayment penalty securities are used as hedges of MSRs. The value of prepayment penalty securities generally rises in a declining rate environment due to higher prepayment activities, which typically mitigates a decline in MSR value attendant to faster prepayments. As of June 30, 2007, as a percent of the underlying collateral, the value of prepayment penalty securities was 38 basis points, down from 49 basis points and 45 basis points at June 30, 2006 and March 31, 2007, respectively, as a result of a rising interest rate environment and consequently lower prepayment assumptions.

TABLE 15. DEPOSITS BY CHANNEL AND CATEGORY

The following table shows our deposits by channel as of periods indicated:

	June 30, 2007		June 30, 2006		December 31, 2006
		% of		% of		% of
		Total		Total		Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits
			(Dollars in thousands)

Deposit Channel
Branch	$6,025,269	51%	$4,206,638	45%	$5,211,365	48%
Internet	1,186,452	10%	1,004,474	11%	1,185,423	11%
Telebanking	1,421,553	12%	1,171,650	13%	1,290,595	12%
Money desk	2,358,802	20%	2,351,336	25%	2,593,719	24%
Custodial	754,578	7%	617,773	6%	616,904	5%

Total deposits	$11,746,654	100%	$9,351,871	100%	$10,898,006	100%

Our deposit products include demand deposit accounts, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts as follows:

	June 30, 2007		June 30, 2006		December 31, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)

Deposit Category
Non-interest-bearing checking	$78,362	0.0%	$68,988	0.0%	$72,081	0.0%
Interest-bearing checking	51,270	1.2%	53,113	1.2%	54,844	1.2%
Savings	2,348,224	4.9%	1,606,540	4.5%	1,915,333	5.0%
Custodial accounts	754,578	0.0%	617,773	0.0%	616,904	0.0%

Total core deposits	3,232,434	3.6%	2,346,414	3.1%	2,659,162	3.6%
Certificates of deposit	8,514,220	5.1%	7,005,457	4.7%	8,238,844	5.2%

Total deposits	$11,746,654	4.7%	$9,351,871	4.3%	$10,898,006	4.8%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Sensitivity to Market Risk” on page 42 as well as Item 1A included on page 79 for quantitative and qualitative disclosure about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

The management of Indymac is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of Securities Exchange Act of 1934. As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Indymac’s disclosure controls and procedures. Based on that evaluation, management concluded that Indymac’s disclosure controls and procedures as of June 30, 2007 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms.

There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure of controls and procedures subsequent to June 30, 2007.

ITEM 1.	FINANCIAL STATEMENTS

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Cash and cash equivalents	$617,689	$541,725
Securities classified as trading	1,107,988	542,731
Securities classified as available for sale	4,499,907	4,900,514
Loans held for sale	11,762,167	9,467,843
Loans held for investment, net of allowance for loan losses of $76,856 and $62,386, respectively	8,570,708	10,114,823
Mortgage servicing rights	2,387,077	1,822,455
Other assets held for sale	54,785	—
Other assets	2,658,613	2,105,225

Total assets	$31,658,934	$29,495,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$11,746,654	$10,898,006
Advances from Federal Home Loan Bank	10,872,800	10,412,800
Other borrowings	4,527,536	4,637,000
Other liabilities	1,970,512	1,519,242

Total liabilities	29,117,502	27,467,048

Perpetual preferred stock in subsidiary	491,000	—
Shareholders’ Equity
Preferred stock — authorized, 10,000,000 shares of $0.01 par value; none issued	—	—
Common stock — authorized, 200,000,000 shares of $0.01 par value; issued 102,137,187 shares and 102,258,939 shares at June 30, 2007 and December 31, 2006, respectively	1,021	1,023
Additional paid-in-capital	1,595,333	1,597,814
Accumulated other comprehensive loss	(47,323)	(31,439)
Retained earnings	1,007,057	983,348
Treasury stock	(505,656)	(522,478)

Total shareholders’ equity	2,050,432	2,028,268

Total liabilities and shareholders’ equity	$31,658,934	$29,495,316

The accompanying notes are an integral part of these financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousand, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Interest income
Mortgage-backed and other securities	$95,537	$80,998	$187,816	$147,481
Loans held for sale	289,262	181,079	541,419	354,640
Loans held for investment	153,350	139,451	325,743	267,357
Other	16,328	10,683	32,176	20,579

Total interest income	554,477	412,211	1,087,154	790,057
Interest expense
Deposits	138,618	92,840	270,685	167,083
Advances from Federal Home Loan Bank	184,175	110,468	358,704	214,077
Other borrowings	82,440	78,749	173,451	151,533

Total interest expense	405,233	282,057	802,840	532,693

Net interest income	149,244	130,154	284,314	257,364
Provision for loan losses	17,204	2,230	27,891	6,052

Net interest income after provision for loan losses	132,040	127,924	256,423	251,312
Non-interest income
Gain on sale of loans	101,030	201,659	218,573	342,858
Service fee income	85,618	27,247	134,805	58,136
Loss (gain) on mortgage-backed securities	(46,347)	8,258	(51,694)	5,643
Fee and other income	25,413	12,002	41,729	23,676

Total non-interest income	165,714	249,166	343,413	430,313

Net revenues	297,754	377,090	599,836	681,625
Non-interest expense	224,455	203,814	440,635	375,714
Earnings before provision for income taxes and minority interests	73,299	173,276	159,201	305,911
Provision for income taxes	28,660	67,960	62,180	120,279

Net earnings before minority interests	44,639	105,316	97,021	185,632
Minority interests	—	657	—	1,124

Net earnings	$44,639	$104,659	$97,021	$184,508

Earnings per share:
Basic	$0.62	$1.57	$1.34	$2.82
Diluted	$0.60	$1.49	$1.31	$2.68
Weighted-average shares outstanding:
Basic	72,412	66,483	72,355	65,402
Diluted	73,976	70,213	74,140	68,870
Dividends declared per share	$0.50	$0.46	$1.00	$0.90

The accompanying notes are an integral part of these financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

				Accumulated
			Additional	Other			Total
	Shares	Common	Paid-In-	Comprehensive	Retained	Treasury	Shareholders’
	Outstanding	Stock	Capital	Loss	Earnings	Stock	Equity

Balance at December 31, 2005	64,246,767	$934	$1,318,751	$(15,157)	$759,330	$(520,417)	$1,543,441
Comprehensive income:
Net earnings	—	—	—	—	184,508	—	184,508
Other comprehensive income (loss), net of tax:
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(25,168)	—	—	(25,168)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	15,484	—	—	15,484

Total comprehensive income	—	—	—	—	—	—	174,824

Cumulative-effect adjustment due to change in accounting for MSRs	—	—	—	—	10,624	—	10,624
Issuance of common stock	1,747,675	18	73,408	—	—	—	73,426
Exercises of common stock options	641,310	6	17,789	—	—	—	17,795
Exercises of warrants	1,653,898	17	36,269	—	—	—	36,286
Compensation expense for common stock options	—	—	4,963	—	—	—	4,963
Net officers’ notes receivable payments	—	—	82	—	—	—	82
Deferred compensation and restricted stock amortization, net of forfeitures	380,959	4	4,647	—	—	—	4,651
Purchases of common stock	(50,401)	—	—	—	—	(2,006)	(2,006)
Cash dividends	—	—	—	—	(59,905)	—	(59,905)

Balance at June 30, 2006	68,620,208	$979	$1,455,909	$(24,841)	$894,557	$(522,423)	$1,804,181

Balance at December 31, 2006	73,017,356	$1,023	$1,597,814	$(31,439)	$983,348	$(522,478)	$2,028,268
Comprehensive income:
Net earnings	—	—	—	—	97,021	—	97,021
Other comprehensive income (loss), net of tax:
Net unrealized loss on mortgage-backed securities available for sale	—	—	—	(20,874)	—	—	(20,874)
Net unrealized gain on derivatives used in cash flow hedges	—	—	—	81	—	—	81
Change in post retirement benefit plan	—	—	—	4,909	—	—	4,909

Total comprehensive income	—	—	—	—	—	—	81,137

Exercises of common stock options	143,415	—	—	—	—	3,540	3,540
Exercises of warrants	63,888	1	1,405	—	—	—	1,406
Compensation expense for common stock options	—	—	4,384	—	—	—	4,384
Net officers’ notes receivable payments	—	—	306	—	—	—	306
Deferred compensation and restricted stock amortization, net of forfeitures	479,557	(3)	(8,576)	—	—	14,776	6,197
Purchases of common stock	(39,573)	—	—	—	—	(1,494)	(1,494)
Cash dividends	—	—	—	—	(73,312)	—	(73,312)

Balance at June 30, 2007	73,664,643	$1,021	$1,595,333	$(47,323)	$1,007,057	$(505,656)	$2,050,432

The accompanying notes are an integral part of these financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months
	Ended June 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$97,021	$184,508
Adjustments to reconcile net earnings to net cash used in operating activities:
Gain on sale of loans	(218,573)	(342,858)
Compensation expense related to stock options and restricted stocks	10,581	9,614
Other amortization and depreciation	75,005	31,058
Change in valuation of mortgage servicing rights, including amortization	(29,715)	11,554
Loss (gain) on mortgage-backed securities, net	51,694	(5,643)
Provision for loan losses	27,891	6,052
Provision for deferred income taxes	62,180	158,111
Net (increase) decrease in other assets and liabilities	(82,685)	69,275

Net cash (used in) provided by operating activities before activity for trading securities and loans held for sale	(6,601)	121,671
Net sales of trading securities	(236,436)	32,242
Net purchases and originations of loans held for sale	(2,778,764)	(2,333,293)

Net cash used in operating activities	(3,021,801)	(2,179,380)

Cash flows from investing activities:
Net sales of and payments from loans held for investment	987,763	319,827
Purchases of mortgage-backed securities available for sale	(428,851)	(377,157)
Proceeds from sales of and principal payments from mortgage-backed securities available for sale	1,055,544	384,915
Net increase in investment in Federal Home Loan Bank stock, at cost	(36,708)	(22,475)
Net decrease in real estate investment	1,843	702
Net purchases of property, plant and equipment	(41,780)	(47,654)

Net cash provided by investing activities	1,537,811	258,158

Cash flows from financing activities:
Net increase in deposits	847,296	1,678,082
Net increase in advances from Federal Home Loan Bank	460,000	116,800
Net decrease in borrowings	(150,520)	(306,685)
Net proceeds from issuance of common stock	—	73,426
Net proceeds from issuance of trust preferred securities	30,000	90,000
Redemption of trust preferred securities	(48,268)	—
Net proceeds from stock options, warrants and notes receivable	5,252	54,163
Proceeds from issuance of preferred stock by subsidiary	491,000	—
Cash dividends paid	(73,312)	(59,905)
Purchases of common stock	(1,494)	(2,006)

Net cash provided by financing activities	1,559,954	1,643,875

Net increase (decrease) in cash and cash equivalents	75,964	(277,347)
Cash and cash equivalents at beginning of period	541,725	442,525

Cash and cash equivalents at end of period	$617,689	$165,178

Supplemental cash flow information:
Cash paid for interest	$666,777	$517,197

Cash paid (received) for income taxes	$996	$(48,905)

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of loans held for sale to loans held for investment	$588,965	$840,902

Net transfer of mortgage servicing rights to trading securities	$56,338	$—

The accompanying notes are an integral part of these financial statements.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Indymac Bancorp and all of its wholly-owned and majority-owned subsidiaries, including IndyMac Bank, F.S.B. (“Indymac Bank”) and variable interest entities. All significant intercompany balances and transactions with Indymac’s consolidating subsidiaries have been eliminated in consolidation. Minority interests and perpetual preferred stock in Indymac’s majority-owned subsidiaries or variable interest entities are reported separately on the consolidated balance sheets and consolidated statements of earnings.

The consolidated financial statements of Indymac are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the Securities and Exchange Commission’s instructions on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results may differ from those estimates. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Indymac’s 2006 10-K.

NOTE 2 —	ACQUISITION

On April 1, 2007, the Company executed its definitive agreement with New York Mortgage Trust, Inc. to purchase certain assets of the retail mortgage banking business of its wholly-owned taxable REIT subsidiary, The New York Mortgage Company, LLC (“NYMC”), for a purchase price of approximately $13.4 million, which includes an $8 million premium to the net book value of assets acquired. The Company purchased substantially all of the operating assets related to NYMC’s retail mortgage banking platform, including the use of The New York Mortgage Company name, and assumed certain liabilities of NYMC’s retail platform, including certain lease liabilities and obligations under the pipeline of loan applications. The Company hired a majority of NYMC employees and assumed a portion of the retention and severance expenses associated with the transaction.

NOTE 3 —	NEWLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. The Company has an uncertain income tax position for its claimed research and development tax credits, filed in 2006 for $1.5 million for the year 2002, and for additional credits to which it may be entitled for subsequent years. Management has determined the research and development tax credits do not meet the more-likely-than-not recognition threshold under FIN 48 and no tax benefit has been recognized in the Company’s financial statements. The Company recognizes interest and penalties in other expense.

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

In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating FSP 39-1 and has not yet determined the effect the adoption of FSP 39-1 will have on the consolidated financial statements.

NOTE 4 —	SEGMENT REPORTING

The Company operates through two primary segments: mortgage banking and thrift. For more information regarding each segment as well as the accounting methodology used for reporting segment financial results, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Business Segment Results” on page 8. Commercial mortgage banking, mortgage banking overhead, elimination and other, and corporate overhead costs, such as corporate salaries and related expenses, excess capital and non-recurring corporate items not allocated to the operating channels, are included in the “Other” column in the tables below.

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the three and six months ended June 30, 2007 and 2006 follows:

	Mortgage Banking
	Production	Mortgage			Total
	Divisions	Servicing	Thrift	Other	Company
	(Dollars in thousands)

Three months ended June 30, 2007
Net interest income (expense)	$61,347	$(7,414)	$71,699	$23,612	$149,244
Net revenues (expense)	175,646	73,127	53,232	(4,251)	297,754
Net earnings (loss)	38,308	31,908	15,495	(41,072)	44,639
Allocated average capital	735,268	348,360	897,521	96,425	2,077,574
Assets as of June 30, 2007	$9,559,141	$4,170,909	$16,560,383	$1,368,501	$31,658,934
Return on equity	21%	37%	7%	N/A	9%
Three months ended June 30, 2006
Net interest income (expense)	$37,650	$(221)	$76,780	$15,945	$130,154
Net revenues (expense)	234,117	43,824	99,711	(562)	377,090
Net earnings (loss)	85,638	19,612	43,258	(43,849)	104,659
Allocated average capital	521,875	253,768	776,126	190,468	1,742,237
Assets as of June 30, 2006	$5,418,369	$2,474,469	$14,683,064	$1,180,540	$23,756,442
Return on equity	66%	31%	22%	N/A	24%
Six months ended June 30, 2007
Net interest income (expense)	$111,109	$(12,466)	$141,519	$44,152	$284,314
Net revenues (expense)	343,658	132,797	128,181	(4,800)	599,836
Net earnings (loss)	82,343	56,813	45,440	(87,575)	97,021
Allocated average capital	707,691	340,267	874,874	132,527	2,055,359
Assets as of June 30, 2007	$9,559,141	$4,170,909	$16,560,383	$1,368,501	$31,658,934
Return on equity	23%	34%	10%	N/A	10%
Six months ended June 30, 2006
Net interest income (expense)	$80,901	$(3,517)	$152,442	$27,538	$257,364
Net revenues (expense)	416,627	73,103	198,310	(6,415)	681,625
Net earnings (loss)	150,193	31,273	88,694	(85,652)	184,508
Allocated average capital	516,384	225,667	751,930	176,290	1,670,271
Assets as of June 30, 2006	$5,418,369	$2,474,469	$14,683,064	$1,180,540	$23,756,442
Return on equity	59%	28%	24%	N/A	22%

NOTE 5 —	STOCK-BASED COMPENSATION

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

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used in the valuations for options granted during the six months ended June 30, 2007 and 2006 are summarized as follows:

	2007	2006

Expected volatility	28.68-30.20%	28.11-28.44%
Expected dividends	5.08-6.76%	4.00-4.60%
Weighted average expected term (in years)	5.20-5.50	6.89-7.34
Risk-free rate	4.58-4.82%	4.54-4.73%

The impact of stock option compensation cost to the statement of earnings follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands except per share data)

Stock option compensation cost, before tax	$1,790	$2,449	$4,384	$4,963
Stock option compensation cost, after tax	1,156	1,263	2,794	2,918
Effect on basic earnings per share	0.02	0.02	0.04	0.04
Effect on dilutive earnings per share	0.02	0.02	0.04	0.04

There were no options granted during the three months ended June 30, 2007 and 2006. The total fair value of options exercised during the three months ended June 30, 2007 and 2006, was $0.2 million and $3.0 million, respectively. The total fair value of options exercised during the six months ended June 30, 2007 and 2006, was $1.0 million and $4.2 million, respectively.

As of June 30, 2007, there was $9.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plans. That cost is expected to be recognized in less than three years. The total fair value of shares vested during the three months ended June 30, 2007 and 2006, was $0.3 million and $0.6 million, respectively. The total fair value of shares vested during the six months ended June 30, 2007 and 2006, was $6.6 million and $9.6 million, respectively.

Cash received from options exercised under the Plans for the six months ended June 30, 2007 and 2006 was $0.8 million and $14.4 million, respectively. The actual tax benefit for the tax deductions from option exercises totaled $0.7 million and $5.5 million, respectively, for the six months ended June 30, 2007 and 2006.

Restricted stock activity under the Plans as of June 30, 2007 and changes during the three and six months ended June 30, 2007 follows:

			Six Months Ended
	Three Months Ended June 30, 2007		June 30, 2007
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Restricted Stock:
Nonvested, beginning of period	1,194,353	$36.11	889,117	$39.14
Granted	83,675	30.74	538,807	30.69
Vested	(8,611)	39.05	(142,205)	37.48
Canceled and forfeited	(43,046)	37.12	(59,348)	37.68

Nonvested, end of period	1,226,371	35.69	1,226,371	35.69

The Company recorded compensation cost of $3.5 million and $2.7 million related to the restricted stock granted under the Plans for the three months ended June 30, 2007 and 2006, respectively. For the six months ended

INDYMAC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2007 and 2006, the compensation cost related to the restricted stock was $6.3 million and $4.6 million, respectively.

NOTE 6 —	DEFINED BENEFIT PENSION PLAN

Through December 31, 2002, Indymac Bank provided a defined benefit pension plan (the “DBP Plan”) to substantially all of its employees. Employees hired prior to January 1, 2003, with one or more years of service, are entitled to annual pension benefits beginning at normal retirement age (65 years of age) equal to a formula approximating 0.9% of final average compensation multiplied by credited service (not in excess of 35 years), subject to a vesting requirement of five years of service. Employees hired after December 31, 2002 are not eligible for the DBP Plan.

In April 2007, the Board of Directors, at management’s recommendation, approved a resolution to freeze the DBP Plan effective May 31, 2007. Participants would no longer accrue additional benefits starting with the 2007 Plan year. As a result, we recognized a curtailment gain of $10.3 million in the second quarter as a reduction to pension expense.

NOTE 7 —	PERPETUAL NON-CUMULATIVE PREFERRED STOCK

On May 30, 2007, Indymac Bank received approximately $491 million in net proceeds from the issuance of 20 million shares of Series A Perpetual Non-Cumulative Fixed Rate Preferred Stock with a $25.00 liquidation preference value (the “Series A Preferred Stock”) and distributed $100 million of the net proceeds to the Parent Company. As of June 30, 2007, $491 million is reflected as preferred shares in subsidiary on the balance sheets.

Dividends, when declared by the Bank’s Board of Directors, are payable quarterly at a rate of 8.5%. At the option of the Bank, the Series A Preferred Stock may be redeemed on or after June 15, 2017 at $25 per share plus any declared and unpaid dividends. Outstanding shares of Series A Preferred Stock rank senior to the Bank’s common shares both as to dividends and liquidation preferences but do not have any voting rights.

NOTE 8 —	SUBSEQUENT EVENTS

On July 11, 2007, the Company completed the sale and leaseback of one of its properties in Pasadena, California for a purchase price of $116 million and entered into a lease agreement for a portion of the property with an initial term of ten years. The leased portion of the property serves as our mortgage banking headquarters. The Company expects to recognize approximately $60 million in total gain from the sale and leaseback transaction, with approximately $24 million recognized upon sale in the third quarter of 2007 and the balance amortized over the term of the lease.

On July 19, 2007, the Company announced the layoff of approximately 400 employees, roughly 4% of its workforce, mainly in the Operations and Enterprise Process and Technology groups, in various offices around the country. The layoff will result in Indymac taking a pre-tax charge of approximately $6.5 million in the third quarter of 2007, mostly of which is severance.

In July 2007, Indymac’s Board of Directors declared a cash dividend of $0.50 per share payable on September 6, 2007, to shareholders of record on August 9, 2007. Also, the Board of Indymac Bank approved the first payment of the dividend on the Series A Preferred Stock equal to $0.62 per share. The cash dividend is payable on September 17, 2007, to shareholders of record on September 3, 2007.

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

Indymac’s 2006 10-K presents on pages 72 to 80 a comprehensive set of risk factors that may impact the Company’s future results. Given recent developments in the mortgage, housing and secondary markets, we are adding the following:

Significant illiquidity, volatility and spread widening (i.e., an increase in credit risk premiums required by investors between mortgage backed securities and comparable duration Treasury securities) in the secondary markets could have a material adverse impact on our mortgage production earnings and the earnings of the Company overall.

Indymac relies heavily on the secondary markets, having sold 46% of the loans we sold in the second quarter in private label securitizations and 13% to whole loan investors. The secondary markets are currently experiencing mortgage spread widening and reduced liquidity, and this could continue or worsen in the future. One factor contributing greatly to secondary market uncertainty at present is uncertainty with respect to potential actions to be taken by the major agencies who rate mortgage-backed securities (Standard and Poor’s, Moody’s and Fitch). The agencies have recently downgraded many securities, announced that others are under review and stated that they are reviewing their models for determining subordination levels given mortgage industry credit deterioration, which will likely result in increased subordination levels and, therefore, increased mortgage credit costs for borrowers.

Spread widening can be severe and happen abruptly, as has happened recently. Indymac hedges the interest rate risk inherent in our pipeline of mortgage loans held for sale and rate-locked loans in process to protect our MBR margins, and we attempt to hedge the type of spread widening caused by the secondary market disruptions we have experienced in 2007 (When spread widening does occur, we increase our loan pricing to attain our target MBR margins on future production.). Severe and abrupt spread widening, as we have recently experienced, can have a material adverse impact on the Company’s near-term earnings. Given the current uncertainties and resulting volatility in the secondary market, the risk of further spread widening must be considered significant, and our hedging activities may not be effective.

Illiquidity in the secondary market at present means that with respect to private label securitizations, there is reduced investor demand for mortgage backed securities. Illiquidity is also reducing demand from whole loan investors. Under these conditions, Indymac uses its capital capacity and liquidity to hold increased levels of both securities and loans. While Indymac’s capital and liquidity positions are currently strong, our capacity to retain loans and securities on our balance sheet is not unlimited. A prolonged period of secondary market illiquidity could result in the Company having to implement further mortgage guideline tightening, which would result in lower mortgage production volumes. This could have a material adverse impact on future earnings for the Company.

Mitigating this risk is the fact that the Company sold 40% of its production in the second quarter to the GSEs, and the GSEs continue to provide a stable source of liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2007. The following summarizes share repurchase activities during the three months ended June 30, 2007:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value (In Million) of
	Number of	Weighted	as Part of Publicly	Shares that may yet be
	Shares	Average Price	Announced Plans or	Purchased Under the
	Purchased(1)	Paid per Share	Programs	Plans or Programs(2)

Calendar Month:
April 2007	1,279	$30.90	—	$300
May 2007	1,017	30.80	—	300
June 2007	—	—	—	300

Total	2,296	$30.85	—	300

(1)	All shares purchased during the periods indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stocks or exercise of stock options.

(2)	Our Board of Directors previously approved a $500 million share repurchase program. Since its inception in 1999, we have repurchased a total of 28.0 million shares through this program. In January 2007, we obtained an authorization from the Board of Directors to repurchase an additional $236.4 million of common stock for a total current authorization of up to $300 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of IndyMac Bancorp, Inc.’s stockholders held on April 26, 2007, the shareholders voted to elect Indymac Bancorp’s directors. The votes cast in this regard were as follows:

	Shares for	Shares Withheld

Michael W. Perry	64,439,188	1,922,680
Louis E. Caldera	64,762,491	1,599,377
Lyle E. Gramley	64,767,414	1,594,454
Hugh M. Grant	64,750,260	1,611,608
Patrick C. Haden	64,781,939	1,579,929
Terrance G. Hodel	64,786,037	1,575,831
Robert L. Hunt II	64,785,237	1,576,631
Lydia H. Kennard	64,778,480	1,583,388
Senator John Seymour (ret.)	62,528,311	3,833,557
Bruce G. Willison	64,756,892	1,604,976

In addition, the stockholders voted to ratify the appointment of Ernst & Young LLP as Indymac Bancorp’s independent auditors for the year ending December 31, 2007. The votes cast in this regard were as follows:

Number of
Votes Cast

For	65,847,498
Against	456,131
Abstain	58,240

ITEM 6.	EXHIBITS

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Pasadena, State of California, on July 31, 2007.

INDYMAC BANCORP, INC.
(Registrant)

By:	/s/ MICHAEL W. PERRY
Michael W. Perry
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ A. SCOTT KEYS
A. Scott Keys
Executive Vice President
and Chief Financial Officer